Form 10-Q
period 1996-06-30
CREDIT ACCEPTANCE CORPORATION
filed 1996-08-12
CIK 885550

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR


[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________



                       Commission File Number  000-20202
                                               ---------

                         CREDIT ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)




Michigan                                                                                                          38-1999511
- - ----------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                                 (IRS Employer Identification)

25505 West Twelve Mile Road, Suite 3000, Southfield, Michigan                                                     48034-8339
- - ----------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                          (zip code)

Registrant's telephone number, including area code                                                            (810) 353-2700
- - ----------------------------------------------------------------------------------------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X  .   No     .
    ------     ------

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


                                                 Outstanding at
                   Class                         August 9, 1996
           ------------------------------       ---------------
           Common Stock - $.005 par value          45,613,393

                               TABLE OF CONTENTS



PART I.      FINANCIAL INFORMATION                                              PAGE NO.
             --------------------                                              ---------

   Item 1.   Financial Statements

             Consolidated Balance Sheets -
             As of December 31, 1995 and June 30, 1996 ..........................    1

             Consolidated Income Statements -
             Three and six month periods ended June 30, 1995 and June 30, 1996 ..    2

             Consolidated Statements of Cash Flows -
             Six months ended June 30, 1995 and June 30, 1996 ...................    3

             Consolidated Statement of Shareholders' Equity -
             Six months ended June 30, 1996 .....................................    4

             Notes to Consolidated Financial Statements .........................    5

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations ...................    6

PART II.     OTHER INFORMATION
             -----------------

   Item 4.   Submission of Matters to a Vote of Security Holders ................   12

   Item 6.   Exhibits and Reports on Form 8-K ...................................   12

  Signatures ....................................................................   13

  Index of Exhibits .............................................................   14

  Exhibits ......................................................................   15

                         CREDIT ACCEPTANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                             As of 12/31/95  As of 6/30/96
                                                                             --------------  -------------
(Dollars in thousands)                                                                        (Unaudited)
ASSETS
                Cash and cash equivalents                                         $      1       $      1
                Investments                                                          2,525          3,801

                Installment contracts receivable                                   660,209        818,951
                Allowance for credit losses                                         (7,757)        (9,357)
                                                                             -------------   ------------
                       Installment contracts receivable, net                       652,452        809,594

                Floor plan receivables                                              13,249         14,996
                Notes receivable                                                     3,232          3,008
                Property and equipment, net                                         10,342         11,922
                Other assets, net                                                    4,639          3,729
                                                                             -------------   ------------
TOTAL ASSETS                                                                      $686,440       $847,051
                                                                             =============   ============
LIABILITIES
                Senior notes                                                        60,000         60,000
                Lines of credit                                                     31,559        105,590
                Mortgage loan payable to bank                                        4,221          4,120
                Accounts payable and accrued liabilities                            18,279         20,330
                Income taxes payable                                                   214              -
                Deferred dealer enrollment fees, net                                 1,649          2,392
                Dealer holdbacks, net                                              363,519        426,693
                Deferred income taxes                                                8,024          8,651
                                                                             -------------   ------------
TOTAL LIABILITIES                                                                  487,465        627,776
                                                                             -------------   ------------
SHAREHOLDERS' EQUITY
                Common stock                                                           228            228
                Paid-in capital                                                    124,105        124,754
                Retained earnings                                                   74,977         94,302
                Cumulative translation adjustment                                     (335)            (9)
                                                                             -------------   ------------
TOTAL SHAREHOLDERS' EQUITY                                                         198,975        219,275
                                                                             -------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $686,440       $847,051
                                                                             =============   ============

                         CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)


(Dollars in thousands, except per share data)     3 Months Ended    3  Months Ended    6 Months Ended     6 Months Ended
                                                       6/30/95        6/30/96             6/30/95            6/30/96
                                                     -----------     ----------         -----------        ----------

REVENUE
              Finance charges                        $   16,599        $   22,159       $   30,760        $   42,532
              Interest and other income                   1,872             3,556            3,469             6,459
              Dealer enrollment fees                        663             1,261            1,249             2,225
              Premiums earned                             1,478             2,236            2,845             4,601
                                                     ----------        ----------       ----------        ----------
                        Total revenue                    20,612            29,212           38,323            55,817
COSTS AND EXPENSES
              Salaries and wages                          2,358             2,965            4,446             5,705
              General and administrative                  2,439             3,513            4,616             6,753
              Provision for credit losses                 1,580             2,721            3,090             5,447
              Sales and marketing                           480               945              871             1,847
              Provision for claims                          440               777              866             1,534
              Interest                                    2,376             2,751            4,165             4,824
                                                     ----------        ----------       ----------        ----------
                        Total costs and expenses          9,673            13,672           18,054            26,110
                                                     ----------        ----------       ----------        ----------
OPERATING INCOME                                         10,939            15,540           20,269            29,707
                                                                       ----------       ----------        ----------
              Foreign exchange gain(loss)                  (130)                3              (47)                1
                                                     ----------        ----------       ----------        ----------
INCOME BEFORE INCOME TAXES                               10,809            15,543           20,222            29,708
              Provision for income taxes                  3,782             5,406            7,024            10,383
                                                     ----------        ----------       ----------        ----------
NET INCOME                                           $    7,027        $   10,137       $   13,198        $   19,325
                                                     ==========        ==========       ==========        ==========
Net income per common share                          $     0.17        $     0.22       $     0.31        $     0.42
                                                     ==========        ==========       ==========        ==========
Weighted average shares outstanding                  42,507,229        46,479,968       42,482,352        46,458,038
                                                     ==========        ==========       ==========        ==========

                         CREDIT ACCEPTANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



(Dollars in thousands)                                                     6 Months Ended       6 Months Ended
                                                                              6/30/95              6/30/96
                                                                           --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                $  13,198            $  19,325
    Adjustments to reconcile net income to net cash
        provided by operating activities -
        Provision for deferred income taxes                                     1,293                  627
        Depreciation and amortization                                             402                  651
        Provision for credit losses                                             3,090                5,447
    Change in operating assets and liabilities -
        Accounts payable and accrued liabilities                                5,680                2,051
        Income taxes payable                                                       88                 (214)
        Unearned insurance premiums, insurance reserves, and fees               1,156                  660
        Deferred dealer enrollment fees, net                                      408                  743
        Other assets                                                           (1,371)                 910
                                                                            ---------            ---------
           Net cash provided by operating activities                           23,944               30,200
                                                                            ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Principal collected on installment contracts receivable                      90,231              133,874
  Purchase of investments                                                        (727)              (1,276)
  Increase in floor plan receivables                                           (4,094)              (1,747)
  Decrease(increase) in notes receivable                                         (565)                 224
  Purchase of property and equipment                                             (967)              (2,231)
                                                                            ----------           ---------
           Net cash provided by investing activities                           83,878              128,844
                                                                            ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of mortgage loan payable to bank                                      (95)                (101)
  Advances to dealers and payments of dealer holdback                        (161,776)            (233,949)
  Net borrowings under line of credit agreement                                53,807               74,031
  Proceeds from stock options exercised                                           210                  683
  Payment of stock issuance costs                                                   -                  (34)
                                                                            ---------            ---------
           Net cash used in financing activities                             (107,854)            (159,370)
                                                                            ---------            ---------
           Effect of exchange rate changes on cash                                 (3)                 326
                                                                            ---------            ---------
NET DECREASE IN CASH                                                              (35)                   0
  Cash and cash equivalents - beginning of period                                 105                    1
                                                                            ---------            ---------
  Cash and cash equivalents - end of period                                 $      70            $       1
                                                                            =========            =========

                         CREDIT ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                                                         Cumulative
                                                                                        Translation    Retained
(Dollars in thousands)                                 Common Stock   Paid-In Capital    Adjustment     Earnings
                                                       ------------   ---------------    ----------     --------

Balance as of December 31, 1995                   $       228            $124,105            $(335)      $74,977

Net income                                                  -                   -                -        19,325

Foreign currency translation adjustment                     -                   -              326             -

Stock options exercised                                     -                 683                -             -

Stock issuance costs                                        -                 (34)               -             -
                                                  ------------           --------      -----------      --------
Balance as of June 30, 1996                       $       228            $124,754            $  (9)      $94,302
                                                  ============           ========      ===========      ========

                         CREDIT ACCEPTANCE CORPORATION
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
1.   GENERAL

     The unaudited consolidated operating results have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring items, necessary for a fair presentation of the periods. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.

     As contemplated by the Securities and Exchange Commission under rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related notes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

2.   NET INCOME PER SHARE

     The net income per share amounts are based on the average number of common shares and common stock equivalents outstanding. All per share amounts have been adjusted to reflect all stock splits declared by the Company.

3.   STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 121

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This new accounting standard requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). Measurement of the impairment loss is based on the fair value of the asset.
The adoption of this accounting standard did not impact the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Three and Six Months Ended June 30, 1996 Compared to Three and Six Months Ended June 30, 1995

Total Revenue. Total revenue increased from $20.6 million and $38.3 million for the three and six months ended June 30, 1995 to $29.2 million and $55.8 million for the same periods in 1996, representing increases of 41.7% and 45.6%, respectively. These increases are primarily due to an increase in finance charge revenue resulting from an increase in the dollar value of installment contracts receivable. The increase in contracts receivable is primarily the result of an increase in the number of dealers participating in the Company's program and an increase in the average contract size. The Company enrolled 1,423 new dealers into the Company's program during the six months ended June 30, 1996, bringing the total number of dealers as of June 30, 1996 to 4,511 compared to 2,455 as of June 30, 1995.

The average yield on the Company's installment contract portfolio was approximately 13.1% and 11.5% for the six months ended June 30, 1995 and 1996, respectively. The decrease in the average yield principally resulted from an increase in the percent of installment contracts which were greater than 120 days contractually past due (which were 26.1% and 32.8% of gross installment contracts as of June 30, 1995 and 1996, respectively). The increase in the level of contractual past due contracts, while significant, is mitigated by the fact that when an installment contract is 120 days contractually past due, the Company (i) transfers the contract to a non-accrual status; and (ii) makes a provision to credit losses equal to the earned but unpaid revenue previously recognized on such installment contract. To a lesser extent, the decline in the average yield was also the result of an increase in the average outstanding term of the Company's installment contract portfolio.

Also contributing to the increase in total revenue were premiums earned on the Company's credit life and service contract programs. Premiums earned increased from $1.5 million and $2.8 million for the three and six months ended June 30, 1995 to $2.2 million and $4.6 million for the same periods in 1996, representing increases of 51.3% and 61.7%, respectively. Interest and other income increased from $1.9 million and $3.5 million during the three and six months ended June 30, 1995 to $3.6 million and $6.5 million during the same periods in 1996, representing increases of 90.0% and 86.2%, respectively. This increase is primarily due to an increase in revenue earned from the Company's dual interest collateral protection insurance program. To a lesser extent, the increase is due to commissions earned on credit life and service contract products offered by dealers in the United Kingdom, and an increase in interest earned on floor plan financing which resulted from increased floor plan balances in 1996. Earned dealer enrollment fees increased from $663,000 and $1.2 million for the three and six months ended June 30, 1995 to $1.3 million and $2.2 million for the same periods in 1996, representing increases of 90.2% and 78.1%, respectively. The increase is due to the continued increase in the number of dealers participating in the Company's financing program.

Salaries and Wages. Salaries and wages, as a percent of total revenue, decreased from 11.4% and 11.6% for the three and six months ended June 30, 1995 to 10.1% and 10.2% for the same periods in 1996. The Company continues to benefit from increased efficiencies which have allowed it to increase revenue with a less than proportionate increase in personnel costs.

General and Administrative. General and administrative expenses, as a percent of total revenue, increased from 11.8% and 12.0% for the three and six months ended June 30, 1995 to 12.0% and 12.1% for the same periods in 1996. This increase is primarily due to investments in technology which have enabled the

Company to more effectively service its growing installment contract portfolio while having a positive impact on personnel costs.

Provision for Credit Losses. The amount provided for credit losses, as a percent of total revenue, increased from 7.7% and 8.1% for the three and six months ended June 30, 1995 to 9.3% and 9.8% for the same periods in 1996. This increase is the result of an increase in the Company's reserve on advances made to dealers. The increase is partially offset by a decrease, as a percent of total revenue, in amounts provided for earned but unpaid revenue on contracts which have become 120 days contractually past due.

Sales and Marketing. Sales and marketing expenses, as a percent of total revenue, increased from 2.3% during the three and six months ended June 30, 1995 to 3.2% and 3.3% during the same periods in 1996. This increase is primarily the result of increased sales commissions as a result of the increased enrollment of new dealers into the Company's program, as well as an increase in other costs directly associated with the enrollment of new dealers.

Provision for Claims. The amount provided for insurance and service contract claims, as a percent of total revenue, increased from 2.1% and 2.3% during the three and six months ended June 30, 1995 to 2.7% during the same periods in 1996. The increase is principally attributable to an increase in the level of reserves necessary to cover unpaid claims, including incurred but unreported claims. The increase is proportionate with the growth in the Company's credit life and service contract programs.

Interest Expense. Interest expense, as a percent of total revenue, decreased from 11.5% and 10.9% for the three and six months ended June 30, 1995 to 9.4% and 8.6% for the same periods in 1996. The decrease, as a percent of revenue, is primarily a result of a decrease in the level of borrowings under the Company's revolving credit facility, as proceeds from the Company's equity offering in September of 1995 were used to pay down this debt. To a lesser extent, the decrease is also a result of lower average borrowing rates on the revolving credit facility in 1996.

Operating Income. As a result of the aforementioned factors, operating income increased from $10.9 million and $20.3 million for the three and six months ended June 30, 1995 to $15.5 million and $29.7 million for the same periods in 1996, representing increases of 42.1% and 46.6%, respectively.

Foreign Exchange Loss. The Company incurred a foreign exchange loss of $130,000 and $47,000 for the three and six months ended June 30, 1995 and a foreign exchange gain of $3,000 and $1,000 for the three and six months ended June 30, 1996. The gain and loss result from the effect of exchange rate fluctuations between the U.S. dollar and British pound sterling on unhedged intercompany balances between the Company and its subsidiary that operates in the United Kingdom.

Provision for Income Taxes. The provision for income taxes increased from $3.8 million and $7.0 million during the three and six months ended June 30, 1995 to $5.4 million and $10.4 million during the same periods in 1996. The increase is due to a higher level of pretax income in 1996. For the six months ended June 30, the effective tax rate was 35.0% in 1996 and 34.7% in 1995. The increase in the effective tax rate is due to the elimination of certain deductions previously available to the Company's credit insurance subsidiary.

INSTALLMENT CONTRACTS RECEIVABLE

     The following table summarizes the composition of installment contracts receivable at the dates indicated:



    (Dollars in thousands)                                           AS OF            AS OF
                                                                    12/31/95         06/30/96
                                                                    ---------        ---------
                                                                                    (Unaudited)
    Gross installment contracts receivable
    Unearned finance charges                                        $ 790,607        $ 981,145
    Unearned insurance premiums, insurance                           (125,536)        (156,672)
         reserves, and fees
                                                                       (4,862)          (5,522)
    Installment contracts receivable                                ---------        ---------
                                                                     $660,209         $818,951
                                                                    =========        =========

Non-accrual installment contracts as a percent
       of total gross installment contracts                              31.8%            32.8%
                                                                         =====            =====

A summary of changes in gross installment contracts receivable is as follows:


                                    THREE MONTHS ENDED     SIX MONTHS ENDED
(Dollars in thousands)                   JUNE 30,              JUNE 30,
                                    ------------------    ------------------
                                        1995      1996        1995      1996
                                    --------  --------     --------  --------
                                        (Unaudited)            (Unaudited)
Balance, beginning of period        $553,341  $885,121     $486,897  $790,607
Gross amount of installment
   contracts accepted                171,703   220,288      308,352   424,214
Cash collections on installment
   contracts receivable              (64,354)  (92,514)    (122,437) (179,792)
Charge offs                          (18,362)  (31,750)     (30,484)  (53,884)
                                    --------  --------     --------  --------
Balance, end of period              $642,328  $981,145     $642,328  $981,145
                                    ========  ========     ========  ========



DEALER HOLDBACKS

     The following table summarizes the composition of dealer holdbacks at the dates indicated:


(Dollars in thousands)                                                     AS OF           AS OF
                                                                          12/31/95        06/30/96
                                                                          --------        --------
                                                                                        (Unaudited)
Dealer Holdbacks
Less:        Advances (net of reserves of $3,214                         $ 628,386       $ 781,846
             and $5,780 at December 31, 1995 and
             June 30, 1996, respectively)
                                                                          (264,867)       (355,153)
Dealer holdbacks, net                                                    ---------       ---------
                                                                         $ 363,519       $ 426,693
                                                                         =========       =========


                          CREDIT POLICY AND EXPERIENCE

     The Company maintains an allowance for credit losses which, in the opinion of management, adequately reserves against expected future losses. The risk of loss to the Company related to the installment contracts receivable balance relates primarily to the earned but unpaid servicing fee or finance charge recognized on contractually delinquent accounts. To the extent that the Company does not collect the gross amount of the contract, the remaining gross installment receivable contract balance is charged off against the related unearned finance charges and dealer holdback first, pursuant to the dealer servicing agreement, and then against the allowance for credit losses, as necessary. The Company also maintains a reserve against advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio. Advance balances are reviewed by management on a monthly basis, and those which are deemed to be unrecoverable are charged against the reserve. Credit loss experience, changes in the character and size of the receivables portfolio and the advance balance, and management's judgment are primary factors used in assessing the overall adequacy of the allowance and advance reserve and the resulting provisions for credit losses. Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual charge offs.

     Servicing fees, which are booked as finance charges, are recognized under the interest method of accounting until the underlying obligation is 120 days contractually past due. At such time, the Company suspends the accrual of revenue and makes a provision for credit losses equal to the earned but unpaid revenue. In all cases, installment contracts on which no material payment has been received for one year are charged off against the related dealer holdback and the allowance for credit losses. As future payments on any remaining aggregate contracts from a given dealer are available to recover all advances from such dealer, the risk of loss to the Company is mitigated.

     The following table sets forth information relating to charge offs, the allowance for credit losses, the reserve on advances, and dealer holdbacks.


                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
(Dollars in thousands)                                            JUNE 30,                     JUNE 30,
                                                               -----------------------  ------------------
                                                                1995        1996          1995      1996
                                                                ----        -----         ----      ----
                                                                   (Unaudited)             (Unaudited)
Provision for credit losses-installment contracts            $ 1,013       $ 1,295        $ 2,268   $ 2,814
Provision for credit losses-advances                             567         1,426            822     2,633

Charged against dealer holdbacks                              14,745        25,379         24,502    43,092
Charged against unearned finance charges                       3,148         5,663          5,203     9,578
Charged against allowance for credit losses                      469           708            779     1,214
                                                            --------       -------        -------   -------
Total contracts charged off                                  $18,362       $31,750        $30,484   $53,884
                                                            ========       =======        =======   =======

Net charge offs against the reserve on advances              $     -       $    23        $     -   $    67




                                                                                 AS OF                     AS OF
(Dollars in thousands)                                                       JUNE 30, 1995             JUNE 30, 1996
                                                                             -------------            --------------
                                                                                           (Unaudited)

Allowance for credit losses as a percent of gross
installment contracts receivable                                                   0.9%                     1.0%
Reserve on advances as a percent of advances                                       1.2%                     1.6%
Dealer holdbacks as a percent of gross installment
    contracts receivable                                                          79.3%                    79.7%


     The Company's relatively low level of amounts charged against the allowance for credit losses is due to, among other factors:

      (i) the requirement that each installment contract accepted must meet established, formula-based criteria prior to the Company making an advance on such contract;
      (ii) experienced personnel, using computer-assisted accounts receivable management and collection systems;
      (iii) the security interest the Company receives in the vehicle at the time it accepts an installment contract; and
      (iv) the high level of dealer holdbacks, relative to the amount of installment contracts.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal need for capital is to fund cash advances made to dealers in connection with the acceptance of installment contracts and for the payment of dealer holdbacks to dealers who have repaid their advance balances. These cash outflows to dealers increased from $161.8 million during the six months ended June 30, 1995 to $233.9 million during the same period in 1996. These amounts were funded from cash collections on installment contracts, income from operations, and advances under the Company's credit agreement. During the first six months of 1996, the Company borrowed approximately $74.0 million under its line of credit agreements to assist in funding the Company's
operations.   The increased need for capital is primarily a result of the continued growth in new installment contracts accepted. To a lesser extent, the increased need for capital is also due to an increase in the amount advanced per contract, continued increases in dealers' utilization of service contract products offered by the Company, and amounts needed to fund the continued growth of the Company's operations in the United Kingdom.

     The Company has a $152 million credit agreement with a commercial bank syndicate. The agreement consists of a $92 million line of credit facility with a commitment period through January 12, 1997 and a $60 million revolving credit facility with a commitment period through January 13, 1999. Both facilities are subject to annual extension for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The borrowings are unsecured with interest payable at the Eurocurrency rate plus a minimum of 80 basis points and a maximum of 140 basis points (currently 105 basis points) dependent on the Company's debt rating, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to one year. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt-to-equity, limits on the Company's investment in its subsidiary in the United Kingdom, and requirements that the Company maintain a specified minimum level of net worth. As of June 30, 1996, there was approximately $103.0 million outstanding under these facilities.


     The Company also has a 2.0 million British pound sterling line of credit agreement with a commercial bank in the United Kingdom, which is used to fund the day to day cash flow requirements of the Company's subsidiary which operates in the United Kingdom. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank with interest payable at the United Kingdom bank's base rate (currently 5.75%) plus 65 basis points or at the LIBOR rate plus 56.25 basis points. The rates may be fixed for periods up to six months. As of June 30, 1996, there was approximately 1.7 million British pounds ($2.6 million U.S. dollars) outstanding under this facility.

     The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. In future periods, the Company's short and long-term cash flow requirements will continue to be funded primarily through earnings from operations, cash flow from the collection of installment contracts, and the Company's credit facilities. The Company will continue to utilize various sources of financing available from time to time to fund the continuing growth of the Company, both in the United States and the United Kingdom. The Company believes that such amounts will be sufficient to meet its short-term and long-term cash flow requirements.

                                    PART II.

     Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on May 20, 1996, at which the shareholders considered and voted on the election of six directors. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of shares for and withheld with respect to each nominee.


         Nominee                  Votes For                         Votes Withheld
         -------                  ---------                         --------------

         Donald A. Foss           42,099,881                           47,804
         Richard E. Beckman       42,099,981                           47,704
         Harry E. Craig           42,117,381                           30,304
         Thomas A. FitzSimmons    42,099,981                           47,704
         David T. Harrison        42,123,181                           24,504
         Sam M. LaFata            42,123,481                           24,204


Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------


              (a) Exhibits

              See Index of Exhibits following the signature page.

              (b) Reports on Form 8-K

              The Company was not required to file a current report on Form 8-K during the quarter ended June 30, 1996 and none were filed during that period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CREDIT ACCEPTANCE CORPORATION
                                    (Registrant)



Date: August 12, 1996               /S/Brett A. Roberts
                                    --------------------------------------------
                                    Treasurer and Chief Financial Officer

                                    Signing on behalf of the registrant and as principal financial officer.



Date: August 12, 1996               /S/John P. Cavanaugh
                                    --------------------------------------------
                                    John P. Cavanaugh
                                    Corporate Controller and Assistant Secretary

                                    Principal accounting officer.

                               INDEX OF EXHIBITS


Exhibit Number     Description
- - --------------     -----------

10(q) (3)          Second Amendment to Credit Acceptance Corporation
                   $152,000,000 Amended and Restated Credit Agreement dated as of January 8, 1996

11(1)              Statement of Computation of Net Income Per Common Share

27                 Financial Data Schedule