Form 10-Q
period 1996-09-30
CREDIT ACCEPTANCE CORPORATION
filed 1996-11-14
CIK 885550

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------     --------


                       Commission File Number  000-20202
                                               ---------

                         CREDIT ACCEPTANCE CORPORATION
                         -----------------------------
             (Exact name of registrant as specified in its charter)

Michigan                                                                                                           38-1999511
-----------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                                  (IRS Employer Identification)

25505 West Twelve Mile Road, Suite 3000, Southfield, Michigan                                                      48034-8339
-----------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                           (zip code)

Registrant's telephone number, including area code                                                             (810) 353-2700
                                                   --------------------------------------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   . No      .
     -----      -----

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


                                              Outstanding at
                   Class                    November 8, 1996
                   -----                    ----------------

        Common Stock - $.005 par value         45,639,848

                              TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                        PAGE NO.

 Item 1.   Financial Statements

           Consolidated Balance Sheets -
           As of December 31, 1995 and September 30, 1996 .................  1

           Consolidated Income Statements -
           Three and nine month periods ended September 30, 1995 and
           September 30, 1996 .............................................  2

           Consolidated Statements of Cash Flows -
           Nine months ended September 30, 1995 and September 30, 1996 ....  3

           Consolidated Statement of Shareholders' Equity -
           Nine months ended September 30, 1996 ...........................  4

           Notes to Consolidated Financial Statements .....................  5

 Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations ...............  6


PART II.   OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K ............................... 12

  Signatures .............................................................. 13

  Index of Exhibits ....................................................... 14

  Exhibits ................................................................ 15

                        CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED BALANCE SHEETS


                                                                                     As of 12/31/95      As of 9/30/96
                                                                                     --------------      -------------
(Dollars in thousands)                                                                                    (Unaudited)
ASSETS
                Cash and cash equivalents                                            $            1      $          26
                Investments                                                                   2,525              6,051

                Installment contracts receivable                                            660,209            930,949
                Allowance for credit losses                                                  (7,757)           (10,658)
                                                                                     --------------      -------------
                                      Installment contracts receivable, net                 652,452            920,291

                Floor plan receivables                                                       13,249             15,325
                Notes receivable                                                              3,232              2,892
                Property and equipment, net                                                  10,342             13,183
                Other assets, net                                                             4,639              2,218
                                                                                     --------------      -------------
TOTAL ASSETS                                                                         $      686,440      $     959,986
                                                                                     ==============      =============
LIABILITIES
                Senior notes                                                                 60,000            130,000
                Lines of credit                                                              31,559             95,122
                Mortgage loan payable to bank                                                 4,221              4,069
                Accounts payable and accrued liabilities                                     18,279             27,559
                Income taxes payable                                                            214                  -
                Deferred dealer enrollment fees, net                                          1,649              2,535
                Dealer holdbacks, net                                                       363,519            461,560
                Deferred income taxes                                                         8,024              8,328
                                                                                     --------------      -------------
TOTAL LIABILITIES                                                                           487,465            729,173
                                                                                     --------------      -------------
SHAREHOLDERS' EQUITY
                Common stock                                                                    228                228
                Paid-in capital                                                             124,105            125,354
                Retained earnings                                                            74,977            104,945
                Cumulative translation adjustment                                              (335)               286
                                                                                     --------------      -------------
TOTAL SHAREHOLDERS' EQUITY                                                                  198,975            230,813
                                                                                     --------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $      686,440      $     959,986
                                                                                     ==============      =============

                        CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)


(Dollars in thousands, except per share data)              3 Months Ended     3 Months Ended     9 Months Ended    9 Months Ended
                                                               9/30/95            9/30/96            9/30/95           9/30/96
                                                           --------------     --------------     --------------    --------------
REVENUE
     Finance charges                                       $       17,442     $       23,720     $       48,202    $       66,252
     Interest and other income                                      2,812              4,539              6,281            10,998
     Dealer enrollment fees                                           729              1,378              1,978             3,603
     Premiums earned                                                1,706              2,855              4,551             7,456
                                                           --------------     --------------     --------------    --------------

              Total revenue                                        22,689             32,492             61,012            88,309
COSTS AND EXPENSES
     Salaries and wages                                             2,460              2,900              6,906             8,605
     General and administrative                                     2,567              3,881              7,183            10,634
     Provision for credit losses                                    1,854              3,422              4,944             8,869
     Sales and marketing                                              667              1,268              1,538             3,115
     Provision for claims                                             505                936              1,371             2,470
     Interest                                                       2,892              3,801              7,057             8,625
                                                           --------------     --------------     --------------    --------------
              Total costs and expenses                             10,945             16,208             28,999            42,318
                                                           --------------     --------------     --------------    --------------
OPERATING INCOME                                                   11,744             16,284             32,013            45,991

     Foreign exchange gain(loss)                           --------------     --------------     --------------    --------------
                                                                       (8)                 2                (55)                3
                                                           --------------     --------------     --------------    --------------
INCOME BEFORE INCOME TAXES                                         11,736             16,286             31,958            45,994

     Provision for income taxes                                     4,112              5,643             11,136            16,026
                                                           --------------     --------------     --------------    --------------
NET INCOME                                                 $        7,624     $       10,643     $       20,822    $       29,968
                                                           ==============     ==============     ==============    ==============
Net income per common share                                $         0.18     $         0.23     $         0.49    $         0.64
                                                           ==============     ==============     ==============    ==============
Weighted average shares outstanding                            42,614,278         46,630,208         42,526,109        46,515,428
                                                           ==============     ==============     ==============    ==============

                        CREDIT ACCEPTANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)





(Dollars in thousands)                                                              9 Months Ended    9 Months Ended
                                                                                        9/30/95           9/30/96
                                                                                    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                        $      20,822     $       29,968
       Adjustments to reconcile net income to net cash
         provided by oper ating activities -
         Provision for deferred income taxes                                                2,254                304
         Depreciation and amortization                                                        640              1,003
         Provision for credit losses                                                        4,944              8,869
       Change in operating assets and liabilities -
         Accounts payable and accrued liabilities                                           6,039              9,280
         Income taxes payable                                                                 (13)              (214)
         Unearned insurance premiums, insurance reserves, and fees                          1,938              2,418
         Deferred dealer enrollment fees, net                                                 559                886
         Other assets                                                                      (2,830)             2,421
                                                                                    --------------    --------------
                 Net cash provided by operating activities                                 34,353             54,935
                                                                                    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Principal collected on installment contracts receivable                                 140,885            207,530
  Purchase of marketable securities                                                          (751)            (3,526)
  Increase in floor plan receivables                                                       (5,750)            (2,076)
  Decrease(increase) in notes receivable                                                     (843)               340
  Purchase of property and equipment                                                       (1,202)            (3,844)
                                                                                    --------------    --------------
                 Net cash provided by investing activities                                132,339            198,424
                                                                                    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of mortgage loan payable to bank                                                 (143)              (152)
  Advances to dealers and payments of dealer holdback                                    (245,802)          (388,615)
  Net borrowings under line of credit agreement                                            76,230             63,563
  Proceeds from senior note issuance                                                            -             70,000
  Proceeds from stock options exercised                                                     1,627              1,283
  Proceeds from public stock offering, net                                                 91,203                  -
  Payment of stock issuance costs                                                               -                (34)
                                                                                    --------------    --------------
                 Net cash used in financing activities                                    (76,885)          (253,955)
                                                                                    --------------    --------------
                 Effect of exchange rate changes on cash                                        1                621
                                                                                    --------------    --------------

NET INCREASE IN CASH                                                                       89,808                 25
  Cash and cash equivalents - beginning of period                                             105                  1
                                                                                    --------------    --------------
  Cash and cash equivalents - end of period                                         $      89,913     $           26
                                                                                    --------------    --------------

                         CREDIT ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (Unaudited)


                                                                                            Cumulative
                                                                          Paid-In          Translation        Retained
(Dollars in thousands)                                Common Stock        Capital           Adjustment        Earnings
                                                      ------------      ------------       ------------     ------------
Balance as of December 31, 1995                        $       228      $    124,105       $       (335)    $     74,977
Net income                                                       -                 -                  -           29,968
Foreign currency translation adjustment                          -                 -                621                -

Stock options exercised                                          -             1,283                  -                -
Stock issuance costs                                             -               (34)                 -                -
                                                      ------------      ------------       ------------     ------------
Balance as of September 30, 1996                      $        228      $    125,354       $        286     $    104,945
                                                      ============      ============       ============     ============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Three and Nine Months Ended September 30, 1996 Compared to Three and Nine Months Ended September 30, 1995

Total Revenue. Total revenue increased from $22.7 million and $61.0 million for the three and nine months ended September 30, 1995 to $32.5 million and $88.3 million for the same periods in 1996, representing increases of 43.2% and 44.7%, respectively. These increases are primarily due to an increase in finance charge revenue resulting from an increase in installment contracts receivable. The increase in installment contracts receivable is primarily the result of an increase in the number of dealers participating in the Company's program and an increase in the average contract size. The Company enrolled 2,001 new dealers into the Company's program during the nine months ended September 30, 1996, bringing the total number of dealers as of September 30, 1996 to 4,981 compared to 2,880 as of September 30, 1995.

The average yield on the Company's installment contract portfolio was approximately 12.9% and 11.1% for the nine months ended September 30, 1995 and 1996, respectively. The decrease in the average yield resulted from an increase in the percent of installment contracts which were greater than 120 days contractually past due (which were 29.2% and 33.0% of gross installment contracts as of September 30, 1995 and 1996, respectively). The increase in the level of contractual past due contracts, while significant, is mitigated by the fact that when an installment contract is 120 days contractually past due, the Company (i) transfers the contract to a non-accrual status; and (ii) makes a provision to credit losses equal to the earned but unpaid revenue previously recognized on such installment contract. In addition, the decline in the average yield was also the result of an increase in the average outstanding term of the Company's installment contract portfolio.

Also contributing to the increase in total revenue was premiums earned on the Company's credit life and service contract programs. Premiums earned increased from $1.7 million and $4.6 million for the three and nine months ended September 30, 1995 to $2.9 million and $7.5 million for the same periods in 1996, representing increases of 67.4% and 63.8%, respectively. Interest and other income increased from $2.8 million and $6.3 million during the three and nine months ended September 30, 1995 to $4.5 million and $11.0 million during the same periods in 1996, representing increases of 61.4% and 75.1%, respectively. The increase is primarily due to commissions earned on credit life and service contract products offered by dealers, and an increase in interest earned on floor plan financing which resulted from increased floor plan balances in 1996. Earned dealer enrollment fees increased from $729,000 and $2.0 million for the three and nine months ended September 30, 1995 to $1.4 million and $3.6 million for the same periods in 1996, representing increases of 89.0% and 82.2%, respectively. The increase is due to the continued increase in the number of dealers enrolled in the Company's financing program.

Salaries and Wages. Salaries and wages, as a percent of total revenue, decreased from 10.8% and 11.3% for the three and nine months ended September 30, 1995 to 8.9% and 9.7% for the same periods in 1996. The Company continues to benefit from increased efficiencies which have allowed it to increase revenue with a less than proportionate increase in personnel costs.

General and Administrative. General and administrative expenses, as a percent of total revenue, increased from 11.3% and 11.8% for the three and nine months ended September 30, 1995 to 11.9% and 12.0% for the same periods in 1996. This increase is primarily due to investments in technology which have enabled the Company to more effectively service its growing installment contract portfolio while having a positive impact on personnel costs.

Provision for Credit Losses. The amount provided for credit losses, as a percent of total revenue, increased from 8.2% and 8.1% for the three and nine months ended September 30, 1995 to 10.5% and 10.0% for the same periods in 1996. This increase is the result of an increase in the Company's reserve on advances made to dealers.

Sales and Marketing. Sales and marketing expenses, as a percent of total revenue, increased from 2.9% and 2.5% during the three and nine months ended September 30, 1995 to 3.9% and 3.5% during the same periods in 1996. This increase is primarily the result of increased sales commissions as a result of the increased enrollment of new dealers into the Company's program, as well as an increase in other costs directly associated with the enrollment of new dealers.

Provision for Claims. The amount provided for insurance and service contract claims, as a percent of total revenue, increased from 2.2% during the three and nine months ended September 30, 1995 to 2.9% and 2.8% during the same periods in 1996. The increase is principally attributable to an increase in the level of reserves necessary to cover unpaid claims, including incurred but unreported claims. The increase is proportionate with the growth in the Company's credit life and service contract programs.

Interest Expense. Interest expense, as a percent of total revenue, decreased from 12.7% and 11.6% for the three and nine months ended September 30, 1995 to 11.7% and 9.8% for the same periods in 1996. The decrease, as a percent of revenue, is primarily a result of a decrease in the level of borrowings under the Company's revolving credit facility, as proceeds from the Company's equity offering in September of 1995 were used to pay down this debt. To a lesser extent, the decrease is also a result of lower average borrowing rates on the revolving credit facility in 1996.

Operating Income. As a result of the aforementioned factors, operating income increased from $11.7 million and $32.0 million for the three and nine months ended September 30, 1995 to $16.3 million and $46.0 million for the same periods in 1996, representing increases of 38.7% and 43.7%, respectively.

Foreign Exchange Loss. The Company incurred a foreign exchange loss of $8,000 and $55,000 for the three and nine months ended September 30, 1995 and a foreign exchange gain of $2,000 and $3,000 for the same periods in 1996. The gain and loss result from the effect of exchange rate fluctuations between the U.S. dollar and British pound sterling on unhedged intercompany balances between the Company and its subsidiary that operates in the United Kingdom.

Provision for Income Taxes. The provision for income taxes increased from $4.1 million and $11.1 million during the three and nine months ended September 30, 1995 to $5.6 million and $16.0 million during the same periods in 1996. The increase is due to a higher level of pretax income in 1996. For the nine months ended September 30, the effective tax rate was 34.8% in 1996 and 1995.

INSTALLMENT CONTRACTS RECEIVABLE

     The following table summarizes the composition of installment contracts receivable at the dates indicated:


                                                        AS OF           AS OF
     (Dollars in thousands)                           12/31/95       09/30/96
                                                      ---------     ----------
                                                                    (Unaudited)

     Gross installment contracts receivable           $ 790,607     $1,118,330
     Unearned finance charges                          (125,536)      (180,101)
     Unearned insurance premiums, insurance
        reserves, and fees                               (4,862)        (7,280)
                                                      ---------     ----------
     Installment contracts receivable                 $ 660,209     $  930,949
                                                      =========     ==========


     Non-accrual installment contracts as a percent
        of total gross installment contracts               31.8%          33.0%
                                                           ====           ====

A summary of changes in gross installment contracts receivable is as follows:



                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
(Dollars in thousands)                      SEPTEMBER 30,                     SEPTEMBER 30,
                                      --------------------------      --------------------------
                                         1995            1996           1995            1996
                                      ---------       ----------      ---------     -----------
                                           (Unaudited)                       (Unaudited)

Balance, beginning of period           $ 642,328      $  981,145      $  486,897    $   790,607
Gross amount of installment
 contracts accepted                      153,665         272,836         462,017        697,050
Cash collections on installment
 contracts receivable                    (68,353)        (98,794)       (190,790)      (278,586)
Charge offs                              (19,080)        (36,857)        (49,564)       (90,741)
                                       ---------      ----------      ----------     ----------
Balance, end of period                 $ 708,560      $1,118,330      $  708,560     $1,118,330
                                       =========      ==========      ==========     ==========


DEALER HOLDBACKS

     The following table summarizes the composition of dealer holdbacks at the dates indicated:


                                                        AS OF         AS OF
    (Dollars in thousands)                            12/31/95      09/30/96
                                                      --------      --------
                                                                    (Unaudited)

    Dealer holdbacks                                 $ 628,386      $ 891,982
    Less:   Advances (net of reserves of $3,214
            and $6,928 at December 31, 1995 and
            September 30, 1996, respectively)         (264,867)      (430,422)
                                                     ---------      ---------
    Dealer holdbacks, net                            $ 363,519      $ 461,560
                                                     =========      =========

                          CREDIT POLICY AND EXPERIENCE

     The Company maintains an allowance for credit losses which, in the opinion of management, adequately reserves against expected future losses. The risk of loss to the Company related to the installment contracts receivable balance relates primarily to the earned but unpaid servicing fee or finance charge recognized on contractually delinquent accounts. To the extent that the Company does not collect the gross amount of the contract, the remaining gross installment receivable contract balance is charged off against dealer holdbacks, unearned finance charges, and the allowances for credit losses.
The Company also maintains a reserve against advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio. Advance balances are reviewed by management on a monthly basis, and those which are deemed to be unrecoverable are charged against the reserve. Credit loss experience, changes in the character and size of the receivables portfolio and the advance balance, and management's judgment are primary factors used in assessing the overall adequacy of the allowance and advance reserve and the resulting provisions for credit losses. Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual charge offs.

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

     The following table sets forth information relating to charge offs, the allowance for credit losses, the reserve on advances, and dealer holdbacks.




                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
(Dollars in thousands)                                              SEPTEMBER  30,                     SEPTEMBER 30,
                                                           -----------------------------        -----------------------------
                                                              1995               1996             1995                1996
                                                           ----------        -----------        ----------        -----------
                                                                   (Unaudited)                            (Unaudited)

Provision for credit losses-installment contracts          $    1,417        $     2,090        $    3,685        $     4,904
Provision for credit losses-advances                              437              1,332             1,259              3,965

Charged against dealer holdbacks                               15,382             29,495            39,883             72,587
Charged against unearned finance charges                        3,220              6,573             8,424             16,151
Charged against allowance for credit losses                       478                789             1,257              2,003
                                                           ----------        -----------       -----------        -----------
Total contracts charged off                                $   19,080        $    36,857       $    49,564        $    90,741
                                                           ==========        ===========       ===========        ===========

Net charge offs against the reserve on advances            $       10        $       184       $        10        $       251


                                                            AS OF                   AS OF
 (Dollars in thousands)                               SEPTEMBER 30, 1995       SEPTEMBER 30, 1996
                                                      ------------------       ------------------
                                                                     (Unaudited)
 Allowance for credit losses as a percent of gross
  installment contracts receivable                          0.9%                        1.0%
 Reserve on advances as a percent of advances               1.2%                        1.6%
 Dealer holdbacks as a percent of gross installment
  contracts receivable                                     79.4%                       79.8%



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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal need for capital is to fund cash advances made to dealers in connection with the acceptance of installment contracts and for the payment of dealer holdbacks to dealers who have repaid their advance balances. These cash outflows to dealers increased from $245.8 million during the nine months ended September 30, 1995 to $388.6 million during the same period in 1996. These amounts have been funded from cash collections on installment contracts, income from operations, and advances under the Company's credit agreement. During the first nine months of 1996, the Company borrowed approximately $133.6 million to assist in funding the Company's operations.
The borrowings were provided by the Company's line of credit agreements and through the sale of senior notes. The increased need for capital is primarily a result of the continued growth in new installment contracts accepted. To a lesser extent, the increased need for capital is also due to an increase in the amount advanced per contract, continued increases in dealers' utilization of service contract products offered by the Company, and amounts needed to fund the continued growth of the Company's operations in the United Kingdom.

     During the quarter ended September 30, 1996, the Company commenced operations in Canada and Ireland, offering essentially the same programs and services as are offered in the United States and United Kingdom. The Company expects, over the longer term, to fund these operations with borrowings from the Company's available sources, subject to certain limitations in agreements setting forth the terms of such borrowings. The extent of these operation's need for capital will depend on the volume of contracts generated from dealers in Canada and Ireland. The operations in Canada will be serviced from the Company's Southfield, Michigan headquarters and the operations in Ireland will be serviced from the Company's office in the United Kingdom.

     The Company has a $152 million credit agreement with a commercial bank syndicate. The agreement consists of a $92 million line of credit facility with a commitment period through January 12, 1997 and a $60 million revolving credit facility with a commitment period through January 13, 1999. Both facilities are subject to annual extension for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The borrowings are unsecured with interest payable at the Eurocurrency rate plus a minimum of 80 basis points and a maximum of 140 basis points (currently 105 basis points) dependent on the Company's debt ratings, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to one year. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt-to-equity, limits on the Company's investment in its subsidiary in the United Kingdom, and requirements that the Company maintain a specified minimum level of net worth. As of September 30, 1996, there was approximately $92.7 million outstanding under these facilities.

     The Company also has a 2.0 million British pound sterling line of credit agreement with a commercial bank in the United Kingdom, which is used to fund the day to day cash flow requirements of the Company's subsidiary which operates in the United Kingdom. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank with interest payable at the United Kingdom bank's base rate (currently 6.00%) plus 65 basis points or at the LIBOR rate plus 56.25 basis points. The rates may be fixed for periods up to six months. As of September 30, 1996, there was approximately
1.6 million British pounds ($2.4 million U.S. dollars) outstanding under this facility.

     On August 29, 1996, the Company completed the sale of its $70.0 million 7.99% Senior Notes due July 1, 2001 to various insurance companies. The notes are unsecured and require annual payments of principle and interest commencing on July 1, 1997. The most restrictive covenants place limits on the ratios of the Company's debt-to-equity, limits on the Company's investment in its subsidiary in the United Kingdom, and requires the Company to maintain a specified minimum level of net worth. Proceeds from the sale were used to repay indebtedness under the Company's $152 million credit agreement.

     The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. In future periods, the Company's short and long-term cash flow requirements will continue to be funded primarily through earnings from operations, cash flow from the collection of installment contracts, and the Company's credit facilities. The Company will continue to utilize various sources of financing available from time to time to fund the continuing growth of the Company. The Company believes that such amounts will be sufficient to meet its short-term and long-term cash flow requirements.

PART II.

         Item 6.       Exhibits and Reports on Form 8-K

                       (a) Exhibits

                       See Index of Exhibits following the signature page.

                       (b) Reports on Form 8-K

                       The Company was not required to file a current report on Form 8-K during the quarter ended September 30, 1996 and none were filed during that period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CREDIT ACCEPTANCE CORPORATION
                                  (Registrant)



Date: November 13, 1996           /S/Brett A. Roberts
                                  -----------------------------
                                  Brett A. Roberts
                                  Chief Financial Officer

                                  Signing on behalf of the registrant
                                  and as principal financial officer.



Date: November 13, 1996           /S/John P. Cavanaugh
                                  -----------------------------
                                  John P. Cavanaugh
                                  Corporate Controller and Assistant Secretary

                                  Principal accounting officer.

                               INDEX OF EXHIBITS


Exhibit Number          Description
--------------          -----------

   10(p) (2)            Second Amendment to Credit Acceptance Corporation
                        $60,000,000 8.87% Senior Notes Due November 1, 2001

   10(q) (4)            Third Amendment to Credit Acceptance Corporation
                        $152,000,000 Amended and Restated Credit Agreement dated as of January 8, 1996

   10(r) Note Purchase Agreement dated August 1, 1996 between various insurance companies and the Company and related form of note

   11(1)                Statement of Computation of Net Income Per Common Share

   27                   Financial Data Schedule