Form 10-K405
period 1996-12-31
CREDIT ACCEPTANCE CORPORATION
filed 1997-03-31
CIK 885550

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THIS FISCAL YEAR ENDED DECEMBER 31, 1996

                                               Commission File Number 000-20202

                         CREDIT ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


MICHIGAN                                                              38-1999511
(State or other jurisdiction of)            (I.R.S. Employer Identification No.)
incorporation or organization

25505 W. TWELVE MILE ROAD, SUITE 3000
SOUTHFIELD, MICHIGAN                                                  48034-8339
(Address of principal executive offices)                              (Zip Code)


      Registrant's telephone number, including area code:  (810) 353-2700

                         ____________________________

       Securities Registered Pursuant to Section 12(b) of the Act:  None

   Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  /X/       No  _

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   /X/

         The aggregate market value of 18,866,411 shares of the Registrant's common stock held by nonaffiliates on March 27, 1997 was approximately $337,237,097. For purposes of this computation all officers, directors and 5% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

         At March 27, 1997 there were 46,076,448 shares of the Registrant's Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement pertaining to the 1997 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

                         CREDIT ACCEPTANCE CORPORATION
                          YEAR ENDED DECEMBER 31, 1996

                               INDEX TO FORM 10-K


ITEM  NO.                                                               PAGE NO.
---------                                                               --------
                                                  PART I.
    1.       Business                                                         1
    2.       Properties                                                       9
    3.       Legal Proceedings                                                9
    4.       Submission of Matters to a Vote of Security Holders             10

                                                  PART II.

    5.       Market Price and Dividend Information                           11
    6.       Selected Financial Data                                         12
    7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    13
    8.       Financial Statements and Supplemental Data                      21
    9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                     35

                                                  PART III.

   10.       Directors and Executive Officers of the Registrant              36
   11.       Executive Compensation                                          36
   12.       Security Ownership of Certain Beneficial Owners
                and Management                                               36
   13.       Certain Relationships and Related Transactions                  36

                                                  PART IV.

   14.       Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                                  37

                                    PART I


ITEM 1.      BUSINESS

GENERAL

         Credit Acceptance Corporation ("CAC" or the "Company"), incorporated in Michigan in 1972, is a specialized financial services company which provides funding, receivables management, collection, sales training and related products and services to automobile dealers located in the United States , the United Kingdom, Canada and Ireland. CAC assists such dealers with the sale of used vehicles by providing an indirect financing source for buyers with limited access to traditional sources of consumer credit ("Non- prime Consumers"). As of December 31, 1996, CAC had relationships with 5,385 automobile dealers and aggregate gross installment contracts receivable of approximately $1.25 billion. CAC has developed special-purpose management information and operating systems, utilizing sophisticated computer and telephone interface capabilities, which allow it to efficiently accept, manage and collect installment contracts written by participating dealers.

         CAC also provides dealers with enhancements to the Company's program which provide the Non-prime Consumer with the opportunity to purchase a number of ancillary products, including point-of-sale dual interest collateral protection insurance provided by third-party insurance carriers, credit life and disability insurance and vehicle service contracts offered by dealers. Through a wholly-owned subsidiary, the Company also reinsures credit life and accident and health insurance policies issued in conjunction with installment contracts originated by dealers. To a significantly lesser extent, CAC assists dealers in financing their inventories and businesses by providing floor plan
financing and secured working capital loans.   As of December 31, 1996, floor
plan receivables represented 1.4% of total assets while notes receivable (representing working capital loans) represented 0.2% of total assets.

         During October 1994, the Company commenced operations in the United Kingdom through a subsidiary, offering essentially the same services to dealers in the United Kingdom as the Company offers in the United States. In November 1996, the Company began operating on a similar basis through subsidiaries in Canada and Ireland.

PRODUCTS AND SERVICES

         CAC derives its revenues from four principal sources: (i) servicing fees (which are accounted for as finance charges) earned as a result of servicing and collecting installment contracts originated and assigned to the Company by dealers; (ii) fees charged to dealers at the time they enroll in the Company's program; (iii) interest and other income earned primarily in connection with loans made directly to dealers for floor plan financing and secured working capital purposes and commissions related to the Company's dual interest collateral protection insurance program; and (iv) premiums earned from the Company's insurance and service contract programs. The following table sets forth the percent relationship to total revenue from each of these sources.

                                                FOR THE YEAR ENDED DECEMBER 31,
                                               --------------------------------
       PERCENT OF TOTAL REVENUE                  1994       1995        1996
Finance charges  . . . . . . . . . . . . . .     81.8%      77.9%       75.0%
Dealer enrollment fees . . . . . . . . . . .      3.6        3.3         4.1
                                               ------     ------      ------
   Total core products  . . . . . . . . . .      85.4       81.2        79.1
                                               ------     ------      ------

Interest and other income  . . . . . . . . .      7.7       11.2        13.2
Premiums earned  . . . . . . . . . . . . . .      6.9        7.6         7.7
                                               ------     ------      ------
   Total ancillary products . . . . . . . .      14.6       18.8        20.9
                                               ------     ------      ------
   Total revenue  . . . . . . . . . . . . .     100.0%     100.0%      100.0%
                                               ======     ======      ======

PRINCIPAL BUSINESS

         CAC's principal business involves: (i) the acceptance of installment contracts originated and assigned by participating dealers; and (ii) the subsequent management and collection of such contracts. For installment contracts meeting the Company's criteria, CAC makes a formula-based cash payment to the dealer (an "Advance"). The Company may advance up to 90% of the amount financed with advances typically ranging between 50% and 75% of the amount financed. To mitigate its risk, at the time of accepting the assignment of an installment contract, CAC obtains a security interest in the vehicle and establishes a dealer holdback equal to the gross amount of the contract, less the Company's servicing fee, which is recorded as a finance charge. CAC's acceptance of such contracts is without recourse to the general assets of the dealer.

         CAC offers its dealers several Advance alternatives, which are determined based upon the dealer's history with the Company, the credit profile of a particular customer and the year, make, model, and mileage of the used vehicle to be financed.

         Monthly cash receipts, related to the aggregate installment contracts accepted from an individual dealer, are remitted to such dealer, but only after:

            (i) the Company is reimbursed for certain collection costs relating to all contracts accepted from such dealer;

           (ii) the Company receives a servicing fee equal to 20% of the aggregate net monthly receipts (monthly cash receipts less certain collection costs); and

          (iii)  The Company has recovered all advances made to such dealer.

         Pursuant to its business strategy, CAC has significantly increased its network of dealers since 1992. The following table sets forth the number of dealers in the United States, the United Kingdom, Canada and Ireland and the total number of dealers for each of the last five years and the percent growth in the total number of dealers.

                                                    AS OF DECEMBER 31
                                                    -----------------
LOCATION OF DEALERS                  1992        1993       1994     1995        1996
-------------------                  ----        ----       ----     ----        ----
United States  . . . . . . . . .        748     1,092     1,541     2,648       4,361
United Kingdom . . . . . . . . .         -         -         39       680         947
Ireland  . . . . . . . . . . . .         -         -         -         -           41
Canada   . . . . . . . . . . . .         -         -         -         -           36
                                      -----     -----      -----                -----
        Total dealers  . . . . .        748     1,092      1,580    3,328       5,385
                                      =====     =====      =====    =====       =====

Growth in Total dealers  . . . .       89.8%     46.0%      44.7%   110.6%       61.8%
                                      =====     =====      =====    =====       =====

OPERATIONS

         Dealer Selection and Enrollment Fee CAC has adopted a specific policy to verify that prospective dealers have obtained all necessary licenses related to automobile financing. A dealer's participation in the Company's program begins with the execution of a servicing agreement, which requires the dealer to meet certain criteria.

         In addition, a dealer represents that it will only submit contracts to CAC which satisfy criteria established by the Company, meet certain conditions with respect to the binding nature and the status of the security interest in the purchased vehicle and comply with applicable state, federal and foreign laws and regulations. Dealers receive a monthly statement from the Company, detailing all transactions on contracts originated by such dealer. Also, where applicable, the dealer will receive monthly payment from CAC for any portion of the payments on contracts to which the dealer is entitled under the servicing agreement.

         The servicing agreement may be terminated by the Company or by the dealer (as long as there is no event of default or an event which, with the lapse of time, giving of notice or both, would become an event of default) upon 30 days prior written notice. Events of default include (i) the dealer's failure to perform or observe covenants in the servicing agreement; (ii) the dealer's breach of a representation in the servicing agreement; (iii) a misrepresentation by the dealer relating to an installment contract submitted to the Company or a related vehicle or purchaser; and (iv) the appointment of a receiver for, or the bankruptcy or insolvency of, the dealer. The Company may also terminate the servicing agreement immediately in the case of an event of default by the dealer. Upon any termination by the dealer or in the event of a default, the dealer must immediately pay the Company: (i) any unreimbursed collection costs; (ii) any unpaid advances and all amounts owed by the dealer to the Company; and (iii) a termination fee equal to 20% of the then outstanding amount of the installment contracts originated by such dealer and accepted by the Company. Upon receipt in full of such amounts, the Company reassigns its security interest to the dealer. In the event of a termination by the Company (or any other termination if the Company and the dealer agree), the Company may continue to service installment contracts accepted prior to termination in the normal course of business without charging a termination fee.

         As of December 31, 1996, new dealers located in the United States and Canada are generally charged a $4,500 dealer enrollment fee, which affords the dealer access to the Company's training material and programs and helps offset the administrative expenses associated with new dealer enrollment. No dealer enrollment fee is charged to dealers in the United Kingdom and Ireland.

         Assignment of contracts The dealer assigns title to the installment contract and the security interest in the vehicle to the Company. Thereafter, the rights and obligations of the Company and the dealer are defined by the servicing agreement, which provides that the contract assignment to the Company is as nominee for the dealer for the purposes of administration, servicing and collection of the amounts due under the assigned contract, as well as for security purposes. At the time a contract is submitted, CAC evaluates the contract to determine if it meets the Company's cash Advance criteria.

         Contract Portfolio The portfolio of installment contracts contains loans of initial duration generally ranging from six to 36 months, with an average initial maturity of approximately 30 months. The Company receives a servicing fee generally equal to 20% of the gross amount of the contract, with rate of return varying, based upon the amount of the Advance and the maturity of the contract.

         The following table sets forth, for each of the periods indicated, the average size of installment contracts accepted by the Company, the percent growth in the average size of contracts accepted and the average initial maturity of the contracts accepted.

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------

            AVERAGE CONTRACT DATA                       1992        1993         1994         1995       1996
            ---------------------                       -----------------------------------------------------
Average contract accepted during period . . . .      $4,162       $4,415       $5,922       $6,507      $7,249
                                                     ======       ======       ======       ======      ======
Growth in average contract  . . . . . . . . . .        (1.6)%        6.1%        34.1%         9.9%       11.4%
                                                     ======       ======       ======       ======      ======
Average initial maturity  (in months) . . . . .          19           20           25           25          30
                                                     ======      =======       ======       ======      ======

         Servicing and Collections CAC's staff of professional and experienced collection personnel collect amounts due on installment contracts, assisted by highly specialized computer and telephone interface systems. CAC installed a new, state-of-the-art telephone system during 1994 and upgraded this system in December 1995. This system has significantly improved the Company's ability to process telephone calls. CAC's computer system provides personnel with immediate access to all information contained in the customer's contract and application, including the amount of the contract, maturity, interest rate, vehicle and reference information and payment history.

         Collectors monitor their assigned contracts, assisted by a computerized priority system, and typically take action on contracts within 15 days of delinquency. If a customer is delinquent, the Company's policy is to attempt to resolve the delinquency by persuading the customer to make some type of payment. Since the customer generally has a poor credit history, the Company's program provides the customer with an opportunity to restore his or her credit rating. The Company believes its interests are best served by permitting the customer to retain the vehicle and make payments, even if the maturity of the loan needs to be extended beyond the original term.

         The repossession process typically begins when no payment has been received for 60 days. At that time, the Company contracts with a third party to repossess and sell the vehicle at an auction. All third party costs are added to the amount due from the customer and the dealer Advance amount. If the proceeds from the auction are not sufficient to cover the total balance due, the Company may seek to recover its "deficiency balance" from the customer through legal means, including wage garnishment to the extent permitted by applicable law. Although the Company continues to pursue collection, the deficiency balance is charged-off after one year of not receiving any material payments.

ANCILLARY PRODUCTS

         The Company continually explores methods by which its business relationships with dealers may be enhanced. Since 1993, the Company has introduced several ancillary products, including insurance and service contract programs and enhancements to floor plan and Advance programs.

         Insurance and Service Contract Programs CAC has arrangements with insurance carriers to assist dealers in offering credit life and disability insurance to Non-prime Consumers. Pursuant to this program, the Company advances to dealers an amount equal to the credit life and disability insurance premium on contracts accepted by the Company, which include credit life and disability insurance written by the Company's designated insurance carriers. The Company is not involved in the actual sale of insurance; however, as part of the program, the insurance carriers cede insurance coverages and premiums (less a fee) to a wholly-owned subsidiary of the Company, which acts as a reinsurer of such coverages. As a result, the subsidiary bears the risk of loss attendant to claims under the coverages ceded to it, and earns revenues resulting from premiums ceded and the investment of such funds.

         CAC, through a subsidiary, operates as an administrator of the vehicle service contract programs offered by dealers to consumers. Under this program, the Company is paid an administrative fee and in return agrees to reimburse dealers for designated amounts that the dealer is required to pay for covered repairs on the vehicles it sells. The Company advances to dealers an amount equal to the purchase price of the vehicle service contract on contracts accepted by the Company which include vehicle service contracts. The Company has, in turn, subcontracted its obligations to administer these programs to third parties that have operated such programs for several years.
Nevertheless, the risk of loss (reimbursement obligations in excess of the purchase price of the vehicle service contract) remains with the Company. CAC believes this to be an attractive enhancement to its financing program.

         CAC has an arrangement with an insurance agent and third party administrator to market and provide claims administration for a dual interest collateral protection program. This insurance program, which insures the financed vehicle against physical damage up to the lesser of the cost to repair the vehicle or the unpaid balance owed on the related installment contract, is offered to Non-prime Consumers who finance vehicles through participating dealers. If desired by a Non-prime Consumer, collateral protection insurance coverage is written under a group master policy issued by an unaffiliated insurance carrier to the Company. The Company is not involved in the sale of the insurance. It is, however, insured under the coverages.

         Floor Plan Financing and Secured Working Capital Loans The Company offers floor plan financing to certain dealers, pursuant to which the Company makes loans to dealers to finance vehicle inventories, in each case secured by the inventory, the related proceeds from the future sale of such inventory and future collections on installment contracts accepted from such dealers. This financing is provided on a selected basis as an accommodation to both affiliated and unaffiliated dealers, generally at a floating rate of interest equal to prime plus 4% (minimum of 12%) on an amount equal to 75% of the market value of the vehicle financed. On a selected basis, the Company also provides dealers with working capital loans. These loans are secured by all assets of the dealer, including any future cash collections owed to the dealer on installment contracts.

         Credit Reporting Services On December 11, 1996, the Company acquired all of the capital stock of Montana Investment Group, Inc. ("Montana"). Montana is a source of information on Non-prime Consumers, supplying information not available from traditional consumer information sources. Montana provides risk assessment, fraud alert and computerized skip tracing services.

         The Company continually considers other programs that will increase its services to dealers. The Company intends that such programs, if undertaken, will be initially marketed selectively in order to establish strong operating systems and assess the potential profitability of these services. Such programs may be discontinued at any time.

SALES AND MARKETING

         The Company's program is marketed directly to used vehicle dealers and to new automobile dealers with used vehicle departments. Marketing efforts are initially concentrated on a particular geographic area through the distribution of marketing brochures and via advertising in trade journals and other industry publications directly to automobile dealers. Follow-up is subsequently conducted through telemarketing, videotapes and monthly newsletters explaining the Company's program. Free training seminars are available to dealers desiring to learn more about the Company's program, as well as to participating dealers. The Company also establishes relationships with dealers through referrals from participating dealers.

         CAC employs experienced sales and marketing professionals (sales representatives) both at the Company's headquarters and in the field for purposes of enrolling new dealers and providing services to existing dealers. The sales force also includes non-employee individuals (sales agents) operating on a contract basis. Sales personnel are compensated on an incentivized, formula basis, which provides specific commissions for levels and types of contracts generated and dealers enrolled in the Company's program.

         CAC provides dealers with training regarding the operation of the Company's program. Seminars are held on a regular basis at the Company's headquarters and periodically at locations throughout the country. Pursuant to the servicing agreement, each dealer agrees to attend at least one such seminar each calendar year.

         In an effort to better align the long-term interests of participating dealers with those of the Company and to increase the volume of contracts per dealer, the Company has implemented the CAC Century Club. This program offers dealers the opportunity to profit from the growth of the Company by granting the dealers stock options based on the number of contracts accepted by the Company from the dealer. As of December 31, 1996, approximately 500 dealers are included in the program.

         Options are generally granted to dealers based on the Company accepting a minimum of 100 contracts from the dealer in a calendar year. Upon the Company's acceptance of 100 contracts from a dealer, the dealer receives an option to purchase 1,000 shares of Common Stock. The dealer receives an option to purchase an additional 200 shares for each additional 100 contracts accepted by the Company from the dealer. The exercise price for the options is equal to the fair market value of the Common Stock on the date of the grant. Such options become exercisable in three annual installments beginning one year after grant and expire five years after grant.

         The Company has selected ten Century Club dealers as part of a dealer Advisory Board which meets periodically to discuss the Company's financing programs and offer suggestions for enhancements of the Company's products and services.

CREDIT LOSS POLICY AND EXPERIENCE

         CAC maintains an allowance for credit losses which, in the opinion of management, adequately reserves against expected future losses in the portfolio of receivables. The risk of loss to the Company related to the installment contracts receivable balance relates primarily to the earned but unpaid servicing fee or finance charge recognized on contractually delinquent accounts. To the extent that the Company does not collect the gross amount of the contract, the remaining gross installment receivable contract balance is charged off against dealer holdbacks, unearned finance charges, and the allowance for credit losses. CAC also maintains a reserve against advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio. Credit loss experience, changes in the character and size of the receivables portfolio, the dealer Advance balance and management's judgment are primary factors used in assessing the overall adequacy of the allowance for credit losses and the Advance reserve and the resulting provision for credit losses. Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual charge offs.

    Revenue on installment contracts receivable is recognized under the interest method of accounting until the underlying obligation is 120 days contractually past due. At such time, the Company suspends the accrual of revenue and makes a provision for credit losses equal to the earned but unpaid balance. In all cases, installment contracts on which no material payment has been received for one year are charged off against the related dealer holdback and the allowance for credit losses. Because any remaining aggregate installment contracts for a given dealer are available to recover advances from such dealer, the risk of loss to the Company is mitigated.

COMPETITION

         The Non-prime Consumer finance market is very fragmented and highly competitive. The Company believes that there are numerous competitors providing, or capable of providing, financing programs through dealers to purchasers of used vehicles. The Company also competes, indirectly, with dealers operating dealer-financed programs. Because the Company's program is directed to provide financing to individuals who cannot ordinarily qualify for traditional financing, the Company does not believe that it competes currently with commercial banks, thrifts, automobile finance companies and others that apply more traditional lending criteria to the credit approval process. Historically, these traditional sources of used vehicle financing (some of which are larger, have significantly greater financial resources and have relationships with captive dealer networks) have not served the Company's market segment consistently. The finance subsidiaries of major automobile manufacturers often expand their marketing efforts to capture portions of the Company's market in order to meet vehicle sales volume objectives, only to withdraw from such markets once their marketing goals have been met. Savings and loans and other financial institutions have also occasionally serviced this market in the past as have local, regional, and national independent finance companies. Many of these organizations have withdrawn from the auto finance business entirely or reduced the scope of their auto finance operations. In many cases, those organizations electing to remain in the auto finance business have refocused their lending program on higher credit quality customers. As a result of these factors, the Company's market is primarily served by smaller finance organizations which solicit business when and as their capital resources allow. The Company intends to capitalize on this market segment's lack of A major, consistent financing source. However, if such a competitor were to enter the Company's market segment, the Company's financial position and results of operations could be materially adversely affected. The Company believes that it can compete on the basis of service provided to its participating dealers and superior collection performance.

CUSTOMER AND GEOGRAPHIC CONCENTRATIONS

         Installment contracts receivable attributable to contracts accepted from affiliated dealers represented approximately 7%, 5% and 4% of gross installment contracts receivable at the end of 1994 through 1996, respectively. Approximately 5%, 6% and 3% of the value of installment contracts accepted and approximately 5%, 5% and 3% of the number of installment contracts accepted by the Company during 1994, 1995 and 1996, respectively, were originated by affiliated dealers. Affiliated dealers are not obligated to continue doing business with CAC, nor are they precluded from owning or operating businesses which may compete with the Company. As of December 31, 1996, approximately 30% of the participating dealers in the United States were located in Michigan, Ohio, Indiana, Illinois and Missouri and these dealers accounted for approximately 34.6% of the number of contracts accepted from United States dealers in 1996. As of December 31, 1996, approximately 18% of the Company's total dealers were located in the United Kingdom and during 1996 these dealers accounted for approximately 14.5% of the new contracts accepted by the Company. No single dealer (including no single affiliated dealer) accounted for more than 10% of the number of installment contracts accepted by the Company during 1994, 1995 or 1996.

         The following table sets forth, for each of the last three years the Company's domestic and foreign operations, the amount of revenues from unaffiliated customers, operating profits or loss and identifiable assets.

                                                               AS OF AND FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              1994          1995          1996
                                                            --------      ---------    ----------
Revenues from unaffiliated customers                                  (In thousands)
    United States                                           $ 54,464      $  81,820      $107,315
    United Kingdom                                                11          3,261        16,600
    Ireland                                                      n/a            n/a             1
    Canada                                                       n/a            n/a            18
Operating income or loss (1)
    United States                                           $ 31,842      $  45,144      $ 54,302
    United Kingdom                                              (248)           349         9,348
    Ireland                                                      n/a            n/a           (58)
    Canada                                                       n/a            n/a            16
Identifiable assets
    United States                                           $425,622      $ 646,601      $934,076
    United Kingdom                                               284         39,839       139,764
    Ireland                                                      n/a            n/a           337
    Canada                                                       n/a            n/a           241


(1) Calculated after deducting interest expense, but before provision for income taxes.

REGULATION

    The Company's business is subject to various state, federal and foreign laws and regulations which require licensing and qualification, limit interest rates, fees and other charges associated with the installment contracts assigned to the Company, require specified disclosures by automobile dealers to consumers, govern the sale and terms of the ancillary products and define the Company's rights to repossess and sell collateral. Failure to comply with, or an adverse change in, these laws or regulations could have a material adverse effect on the Company by, among other things, limiting the states or countries in which the Company may operate restricting the Company's ability to realize the value of the collateral securing the contracts, or resulting in potential liability related to contracts accepted from dealers. In addition, governmental regulations which would deplete the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on the Company. The Company is not aware of any such legislation currently pending. The Company has temporarily suspended its acceptance of installment contracts in the District of Columbia pending receipt of regulatory approval of contract forms.

    The sale of insurance products by dealers is also subject to state laws and regulations. As the Company does not deal directly with consumers in the sale of insurance products, it does not believe that its business is significantly affected by such laws and regulations. Nevertheless, there can be no assurance that insurance regulatory authorities in the jurisdictions in which such products are offered by dealers will not seek to regulate the Company or restrict the operation of the Company's business in such jurisdictions. Any such action could materially adversely affect the income received from such products. CAC's credit life and disability reinsurance subsidiary is licensed, and is subject to regulation, in the state of Arizona, and CAC's insurance agency subsidiaries are licensed in the states of Michigan, Illinois, Ohio and Indiana.

    The Company's operations in the United Kingdom, Canada and Ireland are also subject to various laws and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the United States.

    The Company believes it is in substantial compliance with all applicable laws and regulations. The Company's servicing agreement with dealers provides that the dealer shall indemnify the Company with respect to any loss or expense the Company incurs as a result of the dealer's failure to comply with applicable laws and regulations.

EMPLOYEES

    As of December 31, 1996, the Company employed 579 persons, 356 of whom were collection personnel, 88 were contract origination and processing personnel, 48 were marketing professionals, 11 were accounting professionals and the remainder were management or support personnel. The Company's employees have no union affiliations and the Company believes its relationship with its employees is good.

ITEM 2.      PROPERTIES

    The Company's headquarters are located at 25505 West Twelve Mile Road, Southfield, Michigan 48034. The Company purchased the office building in 1993, which it financed in part by a loan secured by a mortgage on the building. The office building includes approximately 118,000 square feet of space on five floors. The Company occupies approximately 41,000 square feet of the building, with most of the remainder of the building leased to various tenants. The Company plans to continue to lease out excess space in the building until such time as the Company's expansion needs require it to occupy additional space.

    The Company leases an office building in Worthing, West Sussex, in the United Kingdom, which is the headquarters for the Company's United Kingdom operations. The Company occupies approximately 9,000 square feet of the building under a lease expiring in September 1997.

ITEM 3.      LEGAL PROCEEDINGS

    The Company is a party to routine legal proceedings incidental to its business, and does not expect that these proceedings will have a material adverse effect on the business or financial condition of the Company. The Company believes that it is in compliance with all applicable laws and regulations and its servicing agreement with dealers contains representations from dealers that they are acting in compliance with such laws and regulations.

    Due to the consumer-oriented nature of the industry in which the Company operates, industry participants frequently are named as defendants in litigation involving alleged violations of state, federal and foreign truth in lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, if applicable. Many of these cases are filed as purported class actions and seek damages in large dollar amounts and have received significant attention in recent years due to large punitive awards by juries, particularly in Alabama, where the plaintiff bar has been very active in bringing claims against finance companies. Although the Company has been, and is currently, involved in litigation of this type, the Company's experience has been that such claims are often brought as counterclaims in response to efforts by the Company to collect delinquent accounts and have not been financially significant. Direct claims by consumers against the Company have been infrequent and no class actions have been certified against the Company.

    There can be no assurance that the frequency of litigation will not increase as the Company's business activities continue to expand. The Company believes that the structure of its dealer program and the ancillary products, including the terms and conditions of its servicing agreement with dealers, may mitigate its risk of loss in any such litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.      MARKET PRICE AND DIVIDEND INFORMATION

    The Company's Common Stock is traded on the Nasdaq Stock Market's National Market (symbol CACC). The high and low sale prices for the Common Stock for each quarter during the two year period ending December 31, 1996 as reported by the National Association of Securities dealers, Inc., are set forth in the following table.

                                                              1995                   1996
                                                        ----------------        ----------------
         Quarter Ended                                    High      Low          High      Low
         -------------------------------------------    ------    ------        ------    ------
         March 31 ..................................    $22.75    $16.00        $24.50    $14.75
         June 30....................................     22.75     17.75         24.00     17.25
         September 30...............................     28.75     20.13         28.50     17.13
         December 31................................     29.25     19.00         27.50     22.25

         As of December 31, 1996, the approximate number of beneficial holders and shareholders of record of the Common Stock was 6,000 based upon securities position listings furnished to the Company.

         Other than the dividend paid in connection with the Company's conversion from S corporation status to C corporation status during 1992, the Company has never paid and has no present plans to pay any cash dividends on its Common Stock. The Company intends to retain its earnings to finance the growth and development of its business. The Company's credit agreements contain certain covenants pertaining to the Company's tangible net worth which may indirectly limit the payment of dividends on Common Stock.

         On December 11, 1996, the Company acquired all of the outstanding shares of Montana Investment Group, Inc. ("Montana") in exchange for a total of 200,000 shares of CAC Common Stock which were issued to the two shareholders of Montana. The issuance of such shares was exempt from registration under
Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected income statement and balance sheet data presented below for and as of each of the five years ended December 31, 1996 are derived from the Company's consolidated financial statements, audited by Arthur Andersen LLP, independent public accountants. The selected financial data presented below as of December 31, 1995 and 1996 and for the years ended December 31, 1994, 1995 and 1996 should be read in conjunction with the Company's consolidated audited financial statements and notes thereto and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Report.

(Dollars in thousands, except per share data)                 1992           1993           1994           1995          1996
-----------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Revenue:
    Finance charges   . . . . . . . . . . . . . . .     $  15,864        $ 25,710      $ 44,550       $ 66,276      $ 92,944
    Interest and other fees   . . . . . . . . . . .         1,730           1,690         4,219          9,491        16,309
    Dealer enrollment fees  . . . . . . . . . . . .         1,097           1,676         1,950          2,810         5,028
    Premiums earned   . . . . . . . . . . . . . . .                           890         3,756          6,504         9,653
                                                        ---------        --------      --------       --------      --------
                 Total revenue  . . . . . . . . . .        18,691          29,966        54,475         85,081       123,934
                                                        ---------        --------      --------       --------      --------
Costs and Expenses:
    Salaries and wages  . . . . . . . . . . . . . .         2,828           4,211         6,893          9,499        11,675
    General and administrative  . . . . . . . . . .         2,268           3,517         6,832          9,870        14,305
    Provision for credit losses   . . . . . . . . .         1,750           1,463         3,603          7,066        13,071
    Sales and marketing   . . . . . . . . . . . . .           557           1,166         1,320          2,347         4,647
    Provision claims  . . . . . . . . . . . . . . .                           431         1,582          1,964         3,060
    Interest      . . . . . . . . . . . . . . . . .           114                         2,651          8,785        13,568
                                                       ----------      ----------    ----------     ----------    ----------
                 Total costs and expenses . . . . .         7,517          10,788        22,881         39,531        60,326
                                                       ----------      ----------    ----------     ----------    ----------
Operating Income  . . . . . . . . . . . . . . . . .        11,174          19,178        31,594         45,550        63,608
    Foreign exchange gain (loss)  . . . . . . . . .                                                       (57)            27
                                                       ----------      ----------    ----------     ----------    ----------
Income before income taxes  . . . . . . . . . . . .        11,174          19,178        31,594         45,493        63,635
Provision for income taxes (A)  . . . . . . . . . .         3,760           6,783        11,024         15,921        22,126
                                                       ----------      ----------    ----------     ----------    ----------
Net income(A)     . . . . . . . . . . . . . . . . .        $7,414         $12,395       $20,570        $29,572       $41,509
                                                       ----------      ----------    ----------     ----------    ----------

Net income per common share (B) . . . . . . . . . .          $.20            $.29          $.49           $.68          $.89
                                                       ----------      ----------    ----------     ----------    ----------

Weighted average shares outstanding (B) . . . . . .    37,537,868      42,106,762    42,316,105     43,527,770    46,623,655
                                                       ----------      ----------    ----------     ----------    ----------


BALANCE SHEET DATA :

Installment contracts receivable, net . . . . . . .      $107,865        $184,273      $402,379       $652,452    $1,029,951
Floor plan receivables  . . . . . . . . . . . . . .         2,217           4,555         7,115         13,249        15,493
Notes receivable  . . . . . . . . . . . . . . . . .         4,665           1,741         2,459          3,232         2,663
All other assets  . . . . . . . . . . . . . . . . .        13,436          12,320        13,953         17,507        26,311
                                                       ----------      ----------    ----------     ----------    ----------
Total assets      . . . . . . . . . . . . . . . . .      $128,183        $202,889      $425,906       $686,440    $1,074,418
                                                       ----------      ----------    ----------     ----------    ----------

Dealer holdbacks, net . . . . . . . . . . . . . . .       $79,614        $135,071      $251,997       $363,519    $  496,434
Total debt        . . . . . . . . . . . . . . . . .                         4,550        79,652         95,780       288,899
Other liabilities . . . . . . . . . . . . . . . . .         6,345           8,559        18,517         28,166        42,942
                                                       ----------      ----------    ----------     ----------    ----------
    Total liabilities   . . . . . . . . . . . . . .        85,959         148,180       350,166        487,465       828,275
                                                       ----------      ----------    ----------     ----------    ----------
Shareholders' equity (C)  . . . . . . . . . . . . .        42,224          54,709        75,740        198,975       246,143
                                                       ----------      ----------    ----------     ----------    ----------
    Total liabilities and shareholders' equity  . .    $  128,183        $202,889      $425,906      $ 686,440    $1,074,418
                                                       ==========      ==========    ==========     ==========    ==========

-----------------------

(A) In 1992 net income and net income per share numbers are pro forma, reflecting the impact of the Company's conversion from S corporation status, and incorporate pro forma tax adjustments. The actual provision for income taxes and net income amounts for 1992 were $2,549,000 and $8,625,000, respectively.
(B) On September 29, 1995 the Company consummated a public offering of 3,900,000 shares of its Common Stock.
(C) No dividends were paid during the period presented other than the dividend paid in conjunction with the Company's conversion from S corporation status to C corporation status in 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a specialized financial services company providing funding, receivables management, collection, sales training and related products and services to automobile dealers located in the United States, the United Kingdom, Ireland and Canada. The Company assists such dealers by providing them with an indirect source of financing for buyers of used vehicles with limited access to traditional sources of consumer credit. In addition, and to a significantly lesser extent, the Company provides floor plan financing and secured working capital loans to dealers, secured by the related vehicle inventory and any future cash collections owed to the dealer on contracts accepted under the Company's program. As of December 31, 1996, the Company's dealer network was comprised of 11 affiliated dealers and 5,374 non-affiliated dealers, operating in 50 states, the United Kingdom, Ireland and Canada.

     The Company's relationship with a dealer is defined by: (i) the servicing agreement which sets forth the terms and conditions associated with the Company's acceptance of a contract from a dealer; and (ii) the contract, which is a retail installment sales contract between a dealer and a purchaser of a used vehicle, providing for payment over a specified term. The dealer assigns title to the contract and the security interest in the vehicle to the Company. Thereafter, the rights and obligations of the Company and the dealer are defined by the servicing agreement, which provides that a contract is assigned to the Company as nominee for the dealer for purposes of administration, servicing and collection of the amount due under the assigned contract, as well as for security purposes. The Company takes title to the contract as nominee and records the gross amount of the contract as a gross installment contract receivable and the amount of its "servicing fee" (see below) as an unearned finance charge which, for balance sheet purposes, is netted from the gross amount of the contract. The dealer maintains certain rights in future collections, with the Company recording the remaining portion of the contract (the gross amount of the contract less the unearned finance charge) as a "dealer holdback". For balance sheet purposes, dealer holdbacks are shown net of any advances made by the Company to the dealer in connection with accepting the assignment of a contract.

     The Company's program allows dealers to establish the interest rate on contracts, which typically is the maximum rate allowable by the state or country in which the dealer is doing business. As the majority of the Company's revenue is derived from the servicing fee it receives on the gross amount due under the contract (typically 20% of the principal and interest), the Company's revenues from servicing fees are not materially impacted by changes in interest rates. The Company's income is principally dependent upon the gross value of contracts accepted, which is determined by the number of contracts accepted and the amount of the average contract. The Company's contracts are: (i) secured by the related vehicle; and (ii) short-term in duration (generally maturing in six to 36 months, with an initial average maturity of approximately 30 months). The interest rates charged on floor plan financing and secured working capital loans are typically prime plus 4%.

     The Company's subsidiaries provide additional services to dealers. One such subsidiary is primarily engaged in the business of reinsuring credit life and accident and health insurance policies issued to borrowers under contracts originated by dealers. The policies insure the holder of the contract for the outstanding balance payable in the event of death or disability of the debtor. Premiums are ceded to the subsidiary on both an earned and written basis and are earned over the life of the contracts using pro rata and sum-of-digits methods. A second subsidiary administers short-term limited extended service contracts offered by dealers. In connection therewith, the subsidiary bears the risk of loss for any repairs covered under the service contract. Income is recognized on a straight-line basis over the life of the service contracts.

RESULTS OF OPERATIONS

     The following table sets forth the percent relationship of certain items to total revenue for the periods indicated.

                                                                                   FOR THE YEARS ENDED
                                                                                       DECEMBER 31,
                                                                           ------------------------------------
                      PERCENT OF TOTAL REVENUES                              1994          1995           1996
------------------------------------------------------------------          -----         -----          -----
Finance charges.......................................................      81.8%         77.9%          75.0%
Interest and other income.............................................       7.7          11.2           13.2
Dealer enrollment fees................................................       3.6           3.3            4.1
Premiums earned.......................................................       6.9           7.6            7.7
                                                                           -----         -----          -----
     Total revenue....................................................     100.0         100.0          100.0
                                                                           -----         -----          -----

Salaries and wages....................................................      12.7          11.1            9.4
General and administrative............................................      12.5          11.6           11.5
Provision for credit losses...........................................       6.6           8.3           10.5
Sales and marketing...................................................       2.4           2.8            3.7
Provision for claims..................................................       2.9           2.3            2.5
Interest..............................................................       4.9          10.3           10.9
                                                                           -----         -----          -----
     Total costs and expenses.........................................      42.0          46.4           48.5
                                                                           -----          ----           ----

Operating income......................................................      58.0          53.6           51.5
     Foreign exchange gain (loss).....................................         -          (0.1)             -
                                                                           -----         -----          -----
Income before income taxes............................................      58.0          53.5           51.5
  Provision for income taxes..........................................      20.2          18.7           18.0
                                                                           -----         -----          -----
Net income............................................................
                                                                            37.8%         34.8%          33.5%
                                                                           =====         =====          =====

  Year Ended December 31, 1995 Compared To Year Ended December 31, 1996

         Total Revenue Total revenue increased from $85.1 million in 1995 to $123.9 million in 1996, an increase of $38.8 million or 45.6%. This increase was primarily due to the increase in finance charge revenue resulting from an increase in installment contracts receivable. The increase in installment contracts receivable was primarily the result of an increase in the number of dealers participating in the Company's program, and an increase in the average contract size. The Company enrolled 2,487 new dealers into the Company's program during 1996, bringing the total number of dealers to 5,385 as of December 31, 1996 (including 947 in the United Kingdom, 41 in Ireland and 36 in Canada), compared to 3,328 as of December 31, 1995 (including 680 in the United Kingdom and none in Ireland and Canada). The average yield on the Company's portfolio was approximately 12.4% and 10.9% in 1995 and 1996, respectively. The decline in the average yield principally resulted from an increase in the percent of contracts which were greater than 120 days contractually past due (which were 31.8% and 34.1% of contracts as of December 31, 1995 and 1996, respectively). The increase in the level of contractual past due contracts, while significant, is mitigated by the fact that when a contract is 120 days contractually past due, the Company (i) transfers the contract to a non-accrual status; and (ii) makes a provision to credit losses equal to the earned but unpaid revenue previously recognized on such contract. In addition, the decline in the average yield was also the result of an increase in the average outstanding term of the Company's contract portfolio.

         Also contributing to the increase in total revenue were premiums earned on the Company's credit life and service contract programs. Premiums earned increased as a percent of total revenue from 7.6% in 1995 to 7.7% in 1996. Interest and other income increased as a percent of total revenue from 11.2% in 1995 to 13.2% in 1996. The increase is primarily due to commissions earned on credit life and service contract products offered by dealers, as well as an increase in interest earned on floor plan financing which resulted from higher floor plan balances. Earned dealer enrollment fees increased as a percent of revenue from 3.3% in 1995 to 4.1% in 1996. These fees, and the related direct incremental costs of originating these fees, are deferred and amortized on a straight-line basis over the estimated repayment term of the outstanding Advance. The increase is due to the continued increase in the number of dealers enrolled in the Company's financing program.

         Salaries and Wages   Salaries and wages, as a percent of total
revenue, decreased from 11.1% in 1995 to 9.4% in 1996. The Company continues to benefit from increased efficiencies, which have allowed it to increase revenue with a less than proportionate increase in personnel costs.

         A portion of management personnel compensation paid by the Company is charged to a company controlled by the Company's Chairman (the "Affiliated Company"), based upon the percentage of time spent working for the Affiliated Company. The Company charged the Affiliated Company approximately $354,000 and $311,000 in 1995 and 1996, respectively. Shared employees devote between 30% and 90% of their time to the Company, depending on their responsibilities. The Company believes that the amounts charged by the Company are representative of the respective employees' activities.

         General and Administrative   General and administrative expenses, as a
percent of total revenue, decreased from 11.6% in 1995 to 11.5% in 1996. This decrease reflects the Company's ability to benefit from economies of scale, increasing revenue with a less than proportionate increase in general and administrative costs.

         Provision for Credit Losses     The amount provided for credit losses,
as a percent of total revenue, increased from 8.3% in 1995 to 10.5% in 1996. The increase is the result of an increase in amounts provided to cover anticipated credit losses from certain advances made to dealers which the Company does not expect to recover and is to a lesser extent a result of an increase in the percent of installment contracts receivable which are greater than 120 days contractually past due.

         Sales and Marketing    Sales and marketing expenses, as a percent of
total revenue, increased from 2.8% in 1995 to 3.7% in 1996. The increase is primarily the result of increased sales commissions as a result of the increased rate of enrollment of new dealers into the Company's program, as well as an increase in other costs directly associated with the enrollment of new dealers.

         Provision for Claims   The amount provided for insurance and service
contract claims, as a percent of total revenue, increased from 2.3% in 1995 to 2.5% in 1996. This increase was a result of an increase in the provision for claims as a percentage of premiums earned from 30.2% in 1995 to 31.7% in 1996 due to slightly higher levels of claims under insurance policies and service contracts.

         The Company has established claims reserves based on accumulated estimates of claims reported but unpaid, plus estimates of incurred but unreported claims. The Company believes the reserves are adequate to cover future claims associated with the programs.

         Interest Expense   Interest expense, as a percent of total revenue,
increased from 10.3% in 1995 to 10.9% in 1996. The increase was primarily the result of an increase in average total outstanding borrowings. The increase was partially offset by lower average borrowing rates on the revolving credit facility in 1996. The Company expects to continue to borrow in future periods to assist in funding the continued growth of the Company.

         Operating Income   As a result of the aforementioned factors,
operating income increased from $45.6 million in 1995 to $63.6 million in 1996, an increase of $18.0 million or 39.5%.

         Foreign Exchange Gain (Loss)   The Company incurred a foreign exchange
loss of $57,000 in 1995 and a foreign exchange gain of $27,000 in 1996. The gain and loss were the result of the effect of exchange rate fluctuations between the U.S. dollar and foreign currencies on unhedged intercompany balances between the Company and its subsidiaries which operate outside the United States.

         Provision for Income Taxes The provision for income taxes increased from $15.9 million in 1995 to $22.1 million in 1996. The increase is due to a higher level of pretax income in 1996. The effective tax rate was 35.0% in 1995 and 34.8% in 1996.

Year Ended December 31, 1994 Compared To Year Ended December 31, 1995

         Total Revenue Total revenue increased from $54.5 million in 1994 to $85.1 million in 1995, an increase of $30.6 million or 56.2%. This increase was primarily due to the increase in finance charge revenue resulting from an increase in the dollar value of installment contracts receivables. The increase in installment contracts receivables is primarily the result of an increase in the number of dealers participating in the Company's program and an increase in the average contract size. The Company enrolled 1,920 new dealers into the Company's program during 1995, bringing the total number of dealers to 3,328 as of December 31, 1995 compared with 1,580 as of December 31, 1994. The average yield on the Company's installment contract portfolio was approximately 15.0% and 12.4% in 1994 and 1995, respectively. The decrease in the average yield principally resulted from an increase in the percent of contracts which were greater than 120 days contractually past due (which were 22.5% and 31.8% of installment contracts as of December 31, 1994 and 1995, respectively). The increase in the level of contractual past due contracts, while significant, is mitigated by the fact that when a contract is 120 days contractually past due, the Company: (i) transfers the contract to a non-accrual status; and (ii) makes a provision to credit losses equal to the earned but unpaid revenue previously recognized on such contract. To a lesser extent, the decline in the average yield was also the result of an increase in the average outstanding term of the Company's installment contract portfolio.

         Also contributing to the increase in total revenue were premiums earned on the Company's credit life and service contract programs. Premiums earned increased as a percent of total revenue from 6.9% in 1994 to 7.6% in 1995. It is expected that revenue from these programs will continue to grow in future periods as the credit life and service contract programs are offered by a greater number of dealers. Interest and other income increased as a percent of revenue from 7.7% in 1994 to 11.2% in 1995. This increase was primarily due to an increase in revenue earned from the Company's dual interest collateral protection insurance program, as the program continues to be expanded to a greater number of dealers, as well as an increase in interest earned on floor plan financing which resulted from higher floor plan balances and increased interest rates in 1995. Earned dealer enrollment fees decreased as a percent of revenue from 3.6% in 1994 to 3.3% in 1995. These fees, and the related direct incremental costs of originating these fees, are deferred and amortized on a straight-line basis over the estimated repayment term of the outstanding Advance.

         Salaries and Wages   Salaries and wages, as a percent of total
revenue, decreased from 12.7% in 1994 to 11.1% in 1995. The Company continues to benefit from increased efficiencies which have allowed it to increase revenue with a less than proportionate increase in personnel costs.

         A portion of management personnel compensation paid by the Company is charged to the Affiliated Company based upon their percentage of time spent working for the Affiliated Company. The Company charged the Affiliated Company approximately $428,000 and $354,000 in 1994 and 1995, respectively. Shared employees devoted between 30% and 90% of their time to the Company, depending on their responsibilities. The Company believes that the amounts charged by the Company are representative of the respective employees' activities.

         General and Administrative   General and administrative expenses, as a
percent of total revenue, decreased from 12.5% in 1994 to 11.6% in 1995. This decrease reflects the Company's ability to benefit from economies-of-scale, increasing revenue with a less than proportionate increase in general and administrative costs.

         Provision for Credit Losses   The amount provided for credit losses,
as a percent of total revenue, increased from 6.6% in 1994 to 8.3% in 1995. The increase is the result of an increase in the percent of installment contracts receivable which are greater than 120 days contractually past due. This increase was partially offset by a decrease, as a percent of revenue, in amounts provided to cover anticipated credit losses from certain advances made to dealers which the Company does not expect to recover.

         Sales and Marketing   Sales and marketing expenses, as a percent of
total revenue, increased from 2.4% in 1994 to 2.8% in 1995. The increase is primarily the result of increased sales commissions as a result of the increased rate of enrollment of new dealers into the Company's program, as well as an increase in other costs directly associated with the enrollment of new dealers.

         Provision for Claims   The amount provided for insurance and service
contract claims, as a percent of total revenue, decreased from 2.9% in 1994 to 2.3% in 1995. This decrease was the result of a proportionate decrease in the level of reserves necessary to cover unpaid claims, including incurred but unreported claims.

         The Company has established claims reserves based on accumulated estimates of claims reported but unpaid, plus estimates of incurred but unreported claims. The Company believes the reserves are adequate to cover claims associated with the programs.

         Interest Expense   Interest expense, as a percent of total revenue,
increased from 4.9% in 1994 to 10.3% in 1995. The increase was primarily the result of an increase in average total outstanding borrowings and, to a significantly lesser extent, an increase in the average rate of interest. The Company expects to continue to borrow in future periods to assist in funding the continued growth of the Company.

         Operating Income   As a result of the aforementioned factors,
operating income increased from $31.6 million in 1994 to $45.6 million in 1995, an increase of $14.0 million or 44.2%.

         Foreign Exchange Gain (Loss)   The Company incurred a foreign exchange
loss of $57,000 in 1995. This loss was the result of the effect of exchange rate fluctuations between the U.S. dollar and British pound sterling on unhedged intercompany balances between the Company and its subsidiary that operates in the United Kingdom.

         Provision for Income Taxes   The provision for income taxes increased
from $11.0 million in 1994 to $15.9 million in 1995. The increase is due to a higher level of pretax income in 1995. The effective tax rate was 34.9% in 1994 and 35.0% in 1995.

CREDIT LOSS POLICY AND EXPERIENCE

         The Company maintains an allowance for credit losses which, in the opinion of management, adequately reserves against expected future losses in the portfolio of receivables. The risk of loss to the Company related to the installment contracts receivable balances relates primarily to the earned but unpaid servicing fee or finance charge recognized on contractually delinquent accounts. The Company also maintains a reserve against advances that are not expected to be recovered through collections on the related contract portfolio. Advance balances are reviewed by management on a monthly basis, and those which are deemed to be unrecoverable are charged against the reserve. Credit loss experience, changes in the character and size of the receivables portfolio, the Advance balance and management's judgment are primary factors used in assessing the overall adequacy of the allowance and Advance reserve and the resulting provisions for credit losses. Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual charge offs.

         Servicing Fees, which are booked as Finance Charges, are recognized under the interest method of accounting until the underlying obligation is 120 days contractually past due. At such time, the Company suspends the accrual of revenue and makes a provision for credit losses equal to the earned but unpaid revenue. In all cases, contracts on which no material payment has been received for one year, are charged off against the related dealer holdback and the allowance for credit losses. As future payments on any remaining aggregate contracts from a given dealer are available to recover all advances from such dealer, the risk of loss to the Company is mitigated.

         The following table sets forth information relating to charge offs, the allowance for credit losses, the reserve on advances, and dealer holdbacks.

                                                                     For the years ended December 31,
                                                                     --------------------------------

                                                                       1994        1995         1996
                                                                       ----        ----         ----
                                                                              (In thousands)
Provision for credit losses - installment contracts   . . . .        $ 2,235     $ 5,323      $  7,222
Provision for credit losses - advances  . . . . . . . . . . .          1,368       1,743         5,849

Charged against dealer holdbacks  . . . . . . . . . . . . . .         22,975      55,648       103,497
Charged against unearned finance charges    . . . . . . . . .          4,874      11,844        23,045
Charged against allowance for credit losses . . . . . . . . .          1,079       1,776         2,863
                                                                     --------    -------      --------
Total contracts charged off . . . . . . . . . . . . . . . . .        $28,928     $69,268      $129,405
                                                                     =======     =======      ========

Net charge off against the reserve on advances  . . . . . . .       $    144   $      86      $    444


                                                                       As of December 31,
                                                                    -----------------------
         Credit Ratios                                              1994     1995      1996
--------------------------------------------------------------      ----     ----      ----

Allowance for credit losses as a percent of gross installment
   contracts receivable . . . . . . . . . . . . . . . . . . .      0.9%      1.0%      1.0%

Reserve on advances as a percent of advances  . . . . . . . .      1.2%      1.2%      1.7%
Dealer holdbacks as a percent of installment
   contracts receivable . . . . . . . . . . . . . . . . . . .     78.8%     79.5%     79.8%


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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal need for capital is to fund cash advances made to dealers in connection with the acceptance of contracts and for the payment of dealer holdbacks to dealers who have repaid their Advance balances. These cash outflows to dealers increased from $342 million in 1995 to $540 million in 1996. These amounts have been funded from existing resources, cash collections on contracts and income from operations. In 1996, the Company borrowed approximately $200 million, through the sale of $70.0 million of senior notes and advances under its credit agreement to assist in funding the Company's operations. The increased need for capital is primarily the result of the continued growth in new contracts accepted. To a lesser extent, the increased need for capital is also due to an increase in the amount advanced per contract, continued increases in Dealer's utilization of service contract products offered by the Company, and amounts needed to fund the Company's operations in the United Kingdom and, to a lesser extent, in Ireland and Canada.

     The Company has a $250.0 million credit agreement with a commercial bank syndicate. The agreement consists of a $150.0 million facility, with a commitment period through December 3, 1997, and a $100.0 million facility, with a commitment period through December 4, 1999. Both facilities are subject to annual extensions for additional one year periods, at the request of the Company and with the consent of each bank in the facility. Borrowings are unsecured with interest payable at either the Eurocurrency rate plus a minimum of 61.25 basis points and a maximum of 120 basis points (currently 82.5 basis points), dependent on the Company's debt rating, or at the prime rate. Eurocurrency borrowings may be fixed for periods of up to one year. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt-to-equity and requirements that the Company maintain specified minimum levels of net worth. As of December 31, 1996, there was approximately $158.9 million outstanding under these facilities.

     The Company also has a 2 million British pound sterling line of credit agreement with a commercial bank in the United Kingdom, which is used to fund the day to day cash flow requirements of the Company's United Kingdom subsidiary. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank with interest payable at the United Kingdom bank's base rate (currently 6.0%) plus 65 basis points or at the LIBOR rate plus 56.25 basis points. The rates may be fixed for periods of up to six months. As of December 31, 1996, there was approximately 1.5 million British pound sterling outstanding under this facility, which becomes due on January 31, 1997. The company expects that the Line of Credit will be renewed on similar terms.

     When borrowing to fund the operations of its foreign subsidiaries, the Company's policy is to borrow funds denominated in the currency of the country in which the subsidiary operates, thus mitigating the Company's exposure to foreign exchange fluctuations.

     The Company maintains a significant dealer holdback on contracts accepted, which assists the Company in funding its long-term cash flow requirements. In future periods, the Company's short and long-term cash flow requirements will continue to be funded through earnings from operations, cash flow from the collection of contracts and the Company's credit facilities. The Company also will continue to utilize various sources of financing available from time-to-time to fund the continuing growth of the Company, both in the United States and abroad. The Company believes that such amounts will be sufficient to meet its short-term and long-term cash flow requirements.

     The foregoing discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various uncertainties, including competition from traditional financing sources and from non-traditional lenders, adverse changes in the applicable laws and regulations, adverse changes in economic conditions, adverse changes in the automobile or finance industries or in the Non-prime Consumer finance market and the Company's ability to continue to increase the volume of installment contracts accepted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
Credit Acceptance Corporation:

         We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above presently fairly, in all material respects, the financial position of Credit Acceptance Corporation and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP



Detroit, Michigan,
January 20, 1997

CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31,
                                                                                            ---------------------------
(Dollars in thousands)                                                                               1995          1996
-----------------------------------------------------------------------------------------------------------------------
ASSETS:

    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      1      $      229
    Investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,525           6,320

    Installment contracts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .         660,209       1,042,146
    Allowances for credit losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,757)         (12,195)
                                                                                                 --------      ----------
                 Installment contracts receivable, net  . . . . . . . . . . . . . . . . .         652,452       1,029,951

    Floor plan receivables:
                 Nonaffiliated companies  . . . . . . . . . . . . . . . . . . . . . . . .           2,261           3,690
                 Affiliated companies   . . . . . . . . . . . . . . . . . . . . . . . . .          10,988          11,803
                                                                                                 --------      ----------
                                                                                                   13,249          15,493
                                                                                                 --------      ----------
    Notes receivable:
                 Nonaffiliated companies  . . . . . . . . . . . . . . . . . . . . . . . .           2,317           1,446
                 Affiliated companies . . . . . . . . . . . . . . . . . . . . . . . . . .             915           1,217
                                                                                                 --------      ----------
                                                                                                    3,232           2,663
                                                                                                 --------      ----------


    Property and equipment, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,342           14,958
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,639           4,804
                                                                                                 --------      ----------
                 TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $686,440      $1,074,418
                                                                                                 ========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
    Senior notes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 60,000      $  123,400
    Lines of credit   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          31,559         161,482
    Mortgage loan payable to bank   . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,221           4,017
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             214           2,569
    Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . . . . . . .          18,279          29,121
    Deferred dealer enrollment fees, net  . . . . . . . . . . . . . . . . . . . . . . . .           1,649           2,264
    Dealer holdbacks, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         363,519         496,434
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,024           8,988
                                                                                                 --------      ----------
                 TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . .         487,465         828,275
                                                                                                 --------      ----------

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued
    Common stock, $.01 par value, 60,000,000 shares authorized, 45,505,038 and 45,842,986 shares  issued and outstanding in 1995 and 1996,
                 respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             455             458
    Paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         123,878         125,398
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          74,977         116,486
    Cumulative translation adjustment   . . . . . . . . . . . . . . . . . . . . . . . . .           (335)           3,801
                                                                                                 --------      ----------
                 TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . .         198,975         246,143
                                                                                                 --------      ----------

                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . .        $686,440      $1,074,418
                                                                                                 ========      ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                       For the years ended December 31,
                                                                 -------------------------------------------
(Dollars in thousands, except for income per share data)              1994          1995             1996
 -----------------------------------------------------------------------------------------------------------
REVENUE:

    Finance charges   . . . . . . . . . . . . . . . . . . .     $     44,550   $      66,276      $   92,944
    Interest and other income   . . . . . . . . . . . . . .            4,219           9,491          16,309
    Dealer enrollment fees  . . . . . . . . . . . . . . . .            1,950           2,810           5,028
    Premiums earned   . . . . . . . . . . . . . . . . . . .            3,756           6,504           9,653
                                                                ------------   -------------      ----------
                 Total revenue  . . . . . . . . . . . . . .           54,475          85,081         123,934
                                                                ------------   -------------      ----------

COSTS AND EXPENSES:
    Salaries and wages  . . . . . . . . . . . . . . . . . .            6,893           9,499          11,675
    General and administrative  . . . . . . . . . . . . . .            6,832           9,870          14,305
    Provision for credit losses   . . . . . . . . . . . . .            3,603           7,066          13,071
    Sales and marketing   . . . . . . . . . . . . . . . . .            1,320           2,347           4,647
    Provision for claims  . . . . . . . . . . . . . . . . .            1,582           1,964           3,060
    Interest      . . . . . . . . . . . . . . . . . . . . .            2,651           8,785          13,568
                                                                ------------   -------------      ----------
                 Total costs and expenses . . . . . . . . .           22,881          39,531          60,326
                                                                ------------   -------------      ----------
Operating income  . . . . . . . . . . . . . . . . . . . . .           31,594          45,550          63,608
    Foreign exchange gain (loss)  . . . . . . . . . . . . .                             (57)              27
                                                                ------------   ------------       ----------
Income before provision for income taxes  . . . . . . . . .           31,594          45,493          63,635
    Provision for income taxes  . . . . . . . . . . . . . .           11,024          15,921          22,126
                                                                ------------   -------------      ----------
Net income        . . . . . . . . . . . . . . . . . . . . .     $     20,570   $      29,572      $   41,509
                                                                ============   =============      ==========
Net income per common share . . . . . . . . . . . . . . . .             $.49            $.68            $.89
                                                                        ----            ----            ----
Weighted average shares outstanding, including common
    stock equivalents   . . . . . . . . . . . . . . . . . .       42,316,105      43,527,770      46,623,655
                                                                ------------   -------------      ----------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 1994, 1995 and 1996


                                                                     Common                     Cumulative
                                                                     Paid-in     Translation     Retained
(Dollars in thousands)                                                Stock        Capital      Adjustment       Earnings
---------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1993 . . . . . . . . . . . . . . . . . .      $      5      $ 29,869      $              $  24,835
    Net income  . . . . . . . . . . . . . . . . . . . . . . . .                                                    20,570
    Conversion from no par to $.01 par of
    common stock  . . . . . . . . . . . . . . . . . . . . . . .           405         (405)
    Foreign currency translation adjustment   . . . . . . . . .                                          3
    Stock options exercised   . . . . . . . . . . . . . . . . .             1           457
                                                                     --------      --------      ---------      ---------

Balance - December 31, 1994 . . . . . . . . . . . . . . . . . .           411        29,921              3         45,405
    Net income  . . . . . . . . . . . . . . . . . . . . . . . .                                                    29,572
    Proceeds from common stock offering, net
    of stock issuance cost of $576  . . . . . . . . . . . . . .            40        90,683
    Foreign currency translation adjustment   . . . . . . . . .                                      (338)
    Stock options exercised   . . . . . . . . . . . . . . . . .             4         3,274
                                                                     --------      --------      ---------      ---------
Balance - December 31, 1995 . . . . . . . . . . . . . . . . . .           455       123,878          (335)         74,977

    Net income  . . . . . . . . . . . . . . . . . . . . . . . .                                                    41,509
    Foreign currency translation adjustment   . . . . . . . . .                                      4,136
    Stock options exercised   . . . . . . . . . . . . . . . . .             1         1,527
    Issuance of 200,000 common shares for acquisition of
    subsidiary  . . . . . . . . . . . . . . . . . . . . . . . .             2           (7)
                                                                     --------      --------      ---------      ---------
Balance - December 31, 1996 . . . . . . . . . . . . . . . . . .
                                                                     $    458      $125,398      $   3,801      $ 116,486
                                                                     ========      ========      =========      =========





See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the years ended December 31,
                                                                               --------------------------------------------
(Dollars in thousands)                                                               1994           1995             1996
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income          . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     20,570   $      29,572      $   41,509
          Adjustments to reconcile cash provided by
                 operating activities -
                 Provision for deferred income taxes  . . . . . . . . . . . . .       1,329           2,799             964
                 Depreciation and amortization  . . . . . . . . . . . . . . . .         588             927           1,369
                 Loss on retirement of property and equipment . . . . . . . . .          77
                 Provision for credit losses  . . . . . . . . . . . . . . . . .       3,603           7,066          13,071
          Change in operating assets and liabilities -
                 Accounts payable and accrued liabilities . . . . . . . . . . .       8,236           6,050          10,842
                 Income taxes payable . . . . . . . . . . . . . . . . . . . . .          13             201           2,355
                 Unearned insurance premiums, insurance reserves and fees . . .       1,396           2,669           2,371
                 Deferred dealer enrollment fees, net . . . . . . . . . . . . .         380             599             615
                 Other assets . . . . . . . . . . . . . . . . . . . . . . . . .     (2,414)         (1,614)           (165)
                                                                               ------------    ------------      ---------
                      Net cash provided by operating activities . . . . . . . .     33,778           48,269          72,931
                                                                               ------------   -------------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal collected on installment contracts receivable   . . . . . . . . .     134,384         193,296        280,051
    (Purchase) sale of investments  . . . . . . . . . . . . . . . . . . . . . .         658         (1,063)         (3,795)
    Increase in floor plan receivables - affiliated companies   . . . . . . . .     (2,103)         (5,771)           (815)
    Increase in floor plan receivables - non-affiliated companies   . . . . . .       (457)           (363)         (1,429)
    Increases in notes receivable - affiliated companies  . . . . . . . . . . .       (932)           (991)           (600)
    Decreases in notes receivable - affiliated companies  . . . . . . . . . . .       1,308             827             298
    Increases in notes receivable - non-affiliated companies  . . . . . . . . .     (3,185)         (2,751)           (903)
    Decreases in notes receivable - non-affiliated companies  . . . . . . . . .       2,091           2,142           1,774
    Issuance of common shares for acquisition   . . . . . . . . . . . . . . . .                                         (5)
    Purchases of property and equipment   . . . . . . . . . . . . . . . . . . .     (2,759)         (1,908)         (5,985)
                                                                               ------------   -------------      ----------
                      Net cash provided by investing activities . . . . . . . .     129,005         183,418        268,591
                                                                               ------------   -------------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of senior notes  . . . . . . . . . . . . . . . . . . . .      60,000                         70,000
    Repayment of senior notes   . . . . . . . . . . . . . . . . . . . . . . . .                                     (6,600)
    Net borrowings under line of credit agreements  . . . . . . . . . . . . . .     15,240           16,319        129,923
    Proceeds from (repayment of) other debt   . . . . . . . . . . . . . . . . .       (138)           (191)           (204)
    Advances to dealers and payments of dealer holdback   . . . . . . . . . . .  (240,563)        (341,582)       (540,077)
    Proceeds from stock options exercised   . . . . . . . . . . . . . . . . . .        458            3,278          1,528
    Proceeds from public stock offering, net  . . . . . . . . . . . . . . . . .                      90,723
                                                                               ------------   -------------      ----------
                      Net cash used in financing activities . . . . . . . . . .  (165,003)        (231,453)       (345,430)
                                                                               -----------    -------------      ---------
                      Effect of exchange rate changes on cash . . . . . . . . .           3           (338)          4,136
                                                                               ------------   -------------      ----------
                      Net increase (decrease) in cash and cash equivalents  . .     (2,217)           (104)            228
    Cash and cash equivalents beginning of period   . . . . . . . . . . . . . .       2,322            105               1
                                                                               ------------   -------------      ----------
    CASH AND CASH EQUIVALENTS END OF PERIOD   . . . . . . . . . . . . . . . . .$        105   $           1      $     229

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest  . . . . . . . . . . . . . . . . .$      1,805   $       8,581      $   11,114
    Cash paid during the period for income taxes  . . . . . . . . . . . . . . .$      9,275   $      10,520      $   18,280


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS


(1)   SUMMARY OF SIGNIFICANT
      ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Credit Acceptance Corporation and its subsidiaries ("CAC" or the "Company") is a specialized financial services company which provides funding, receivables management, collection, sales training and related products and services to automobile dealers located in the United States, the United Kingdom, Canada and Ireland. The Company assists such dealers by providing an indirect source of financing for buyers with limited access to traditional sources of consumer credit. At December 31, 1996, the dealers are comprised of 11 affiliated and 5,374 nonaffiliated dealers. To a significantly lesser extent, CAC provides inventory floor plan financing and working capital loans for dealers secured by inventory and the related cash collections owed to the dealer by CAC.

The dealer assigns title to the installment contract and the security interest in the vehicle to the Company. At the time it accepts the assignment of a contract, CAC records the gross amount of the contract as a gross installment contract receivable. The Company records the amount of its servicing fee as an unearned finance charge with the remaining portion recorded as a dealer holdback. At the time of acceptance, contracts which meet certain criteria are eligible for a cash Advance, which is computed on a formula basis. Advances are non-interest bearing and are secured by the cash collections on the related dealer holdbacks. Dealer advances are netted against dealer holdbacks in the accompanying consolidated financial statements.

CAC collects the scheduled monthly payments based on contractual arrangements with the consumer. Monthly cash collections are remitted to the dealer subject to the Company first: (i) being reimbursed for certain collection costs associated with all installment contracts originated by such dealer; (ii) reducing the collections by the Company's finance charge; and (iii) recovering the aggregate advances made to such dealer.

Credit Acceptance Corporation Life Insurance Company ("CAC Life"), Buyers Vehicle Protection Plan, Inc. ("BVPP") and Credit Acceptance Property and Casualty Agency, Inc. ("CAC P&C"), all wholly-owned subsidiaries of the Company, provide additional services to participating dealers. CAC Life is engaged primarily in the business of reinsuring credit life and accident and health insurance policies issued to borrowers under installment contracts originated by participating dealers. The policies insure the holder of the installment contract for the outstanding balance payable in the event of death or disability of the debtor. Premiums are ceded to CAC Life on both an earned and written basis and are earned over the life of the contracts using pro rata and sum-of-digits methods. BVPP administers short-term limited extended service contracts offered by participating dealers. In connection therewith, BVPP bears the risk of loss for any repairs covered under the service contract. Income is recognized on a straight-line basis over the life of the service contracts.

CAC has an arrangement with an insurance agent and third party administrator to market and provide claims administration for a dual interest collateral protection program. This insurance program is offered to borrowers who finance vehicles through participating dealers. CAC is not involved in the sale of the insurance and does not bear any risk of loss for covered claims. It is however, insured under the coverages.

Credit Acceptance Corporation UK, Ltd, CAC of Canada, Ltd., and Credit Acceptance Corporation of Ireland Ltd. are all wholly-owned subsidiaries of the Company which operate in their respective countries. These subsidiary companies offer essentially the same dealer programs as are offered in the United States.

Upon enrollment into the Company's financing program, the dealer enters into a servicing agreement with CAC which defines the rights and obligations of CAC and the dealer. The servicing agreement may be terminated by the Company or by the dealer (so long as there is no event of default or an event which with the lapse of time, giving of notice or both, would become an event of default) upon 30 days prior written notice. The Company may also terminate the servicing agreement immediately in the case of an event of default by the dealer. Upon any termination, the dealer must immediately pay the Company: (i) any unreimbursed collection costs; (ii) any unpaid advances and all amounts owed by the dealer to the Company; and (iii) a termination fee equal to the unearned finance charge of the then outstanding amount of the installment contracts originated by such dealer and accepted by the Company.

The accounting and reporting policies of the Company require management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant accounting policies are described in the following paragraphs.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

The financial position and results of operations of the Company's foreign operations are measured using the local currency as the functional currency. Revenues and expenses are translated at average exchange rates during the year and assets and liabilities are translated at current exchange rates at the balance sheet date. Translation adjustments are accumulated as a separate component of shareholders' equity.

REVENUE RECOGNITION
FINANCE CHARGES

The Company computes its servicing fee based upon the gross amount due under the installment contract. Income is recognized using the interest rate method over the average term of the contract.

INTEREST AND OTHER INCOME

Dealers are charged an initial fee to floor plan a vehicle. Interest is charged based on the number of days a vehicle remains on the floor plan. Interest rates are 4% above the prime rate with a minimum rate of 12% per annum.

Interest on notes receivable is charged based on the outstanding monthly balance and ranges from 1% to 4% above prime per annum, generally with a minimum rate of 12% per annum. Commission income on the Company's dual interest collateral protection insurance product is recognized using the sum-of-digits method over the average insurance term.

Rental income on office space leased at the Company's office building is recognized on a straight-line basis over the related lease term.

DEALER ENROLLMENT FEES

Enrollment fees are paid by each dealer in the United States and Canada signing a servicing agreement and are nonrefundable. These fees and the related direct incremental costs of originating these fees are deferred and amortized on a straight-line basis over the estimated repayment term of the outstanding dealer Advance.

PREMIUMS EARNED

Credit life and accident and health premiums are ceded to CAC Life on both an earned and written basis and are earned over the life of the contracts using the pro rata and sum-of-digits methods. Premiums on BVPP warranties are earned on a straight-line basis over the life of the service contracts.

CASH EQUIVALENTS

Cash equivalents consist of readily marketable securities with original maturities of three months or less.

INVESTMENTS

Investments consist principally of short-term money market instruments and U.S. Treasury Bills for which the Company has both the intent and the ability to hold to maturity. Investments are carried at amortized cost which approximates fair value.

ALLOWANCE FOR CREDIT LOSSES

The Company maintains an allowance for credit losses which, in the opinion of management, adequately reserves against expected future losses in the portfolio of receivables. The risk of loss to the Company related to the installment contracts receivable balances relates primarily to the earned but unpaid servicing fee or finance charge recognized on contractually delinquent accounts. To the extent that the Company does not collect the gross amount of the contract balance, the remaining gross installment contract receivable balance is charged off against the related unearned finance charges and dealer holdback first, pursuant to the dealer servicing agreement, and then against the allowance for credit losses, as necessary. Ultimate losses may vary from current estimates and the amount of the provision, which is current expense, may be either greater or less than actual charge-offs.

If a customer is contractually delinquent for more than 120 days, the Company will suspend the accrual of revenue and make a provision for credit losses equal to the earned but unpaid revenue. As of December 31, 1995 and 1996, the accrual of finance charge revenue has been suspended on approximately $251.2 million and $426.6 million of delinquent installment contracts, respectively. In all cases, installment contracts on which no material payment has been received for one year are charged off against the related unearned finance charge, dealer holdback and the allowance for credit losses.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." Statement No. 114 addresses the accounting for a loan when it is probable that all principal and interest amounts due will not be collected in accordance with its contractual terms. Certain loans such as loans carried at the lower-of-cost or market or small balance homogenous loans (e.g., retail installment contracts) are exempt from reporting under the Statement's provisions. The adoption of these accounting standards did not have a significant effect on the Company's net income or its allowance for credit losses.

FLOOR PLAN RECEIVABLES

CAC finances used vehicle inventories for both affiliated dealers and nonaffiliated dealers. Amounts loaned are secured by the related inventories and any future cash collections owed to the dealer on outstanding contracts. The fair value of these receivables is estimated by discounting the future cash flows associated with the loans, using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amounts of these receivables approximate fair value as of December 31, 1996 and 1995.

NOTES RECEIVABLE

Notes receivable are primarily working capital loans to dealers and are due on demand. These notes receivable are secured by all assets of the dealer including any future cash collections owed to the dealer on outstanding contracts. The fair value of these receivables is estimated by discounting the future cash flows associated with the loans, using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amounts of these receivables approximate fair value as of December 31, 1996 and 1995.

PROPERTY AND EQUIPMENT

Additions to property and equipment are recorded at cost. Depreciation is provided using both straight-line and accelerated methods over the estimated useful lives (primarily five to forty years) of the related assets.

Property and equipment consists of the following at December 31 (in thousands):

                                            1995         1996
-------------------------------------------------------------
Land                                     $ 1,250      $ 2,251
Building and improvements                  6,276        6,306
Data processing equipment                  3,839        7,641
Office furniture and equipment             1,130        1,953
Leasehold improvements                        30          541
                                         -------      -------
                                          12,525       18,692
Less accumulated depreciation and
   amortization                            2,183        3,734
                                         -------      -------

                                         $10,342      $14,958
                                         =======      =======

INCOME TAXES

Deferred income taxes are provided for all temporary differences between the book and tax basis of assets and liabilities. Deferred income taxes are adjusted to reflect new tax rates when they are enacted into law.


DEALER HOLDBACKS

As part of the dealer servicing agreement, the Company establishes a dealer holdback to protect the Company from potential losses associated with installment contracts. This dealer holdback is not paid until such time as all advances related to such dealer have been recovered.

The Company also maintains a reserve against advances that are not expected to be recovered through collections on the related installment contract receivable portfolio.

Because the aggregate outstanding installment contracts are available to recover the advances, the risk of loss to the Company is mitigated.

Dealer holdbacks consisted of the following  (in thousands):

                                                 As of
                                             December 31,
                                         ---------------------
                                             1995        1996
--------------------------------------------------------------
Dealer holdbacks  . . . . . . . . .      $628,386    $998,593
Less:  advances (net of reserve of
    $3,214 and $8,754 in 1995 and
    1996, respectively)   . . . . .      (264,867)   (502,159)
                                         --------    --------
Dealer holdbacks, net . . . . . . .      $363,519    $496,434
                                         =========   ========

A summary of the change in the reserve against advances is as follows (in thousands):

                                             Years ended
                                             December 31,
                                      -------------------------
                                       1994     1995       1996
---------------------------------------------------------------
Balance - beginning of period . . . $    333   $ 1,557   $3,214
Provision for losses  . . . . . . .    1,368     1,743    5,849
Charge offs, net  . . . . . . . . .     (144)      (86)    (444)
Currency Translation  . . . . . . .                         135
                                    --------   -------   ------
Balance - end of period . . . . . . $  1,557   $ 3,214   $8,754
                                    ========   =======   ======

CAPITAL STOCK TRANSACTIONS

During the period since the Company became a publicly traded company, the following capital stock transactions have occurred. On February 11, 1993, CAC's Board of Directors declared a 2-for-1 stock split of outstanding common stock payable March 17, 1993. On November 18, 1993, CAC's Board of Directors declared a 3-for-2 stock split of outstanding common stock payable December 23, 1993. On May 23, 1994, CAC's Board of Directors and shareholders approved an amendment to the Articles of Incorporation of the Company increasing the number of authorized common shares to 60,000,000 and designating a par value of $.01 per share for the Common Stock and Preferred Stock. On November 9, 1994, CAC's Board of Directors declared a 2-for-1 stock split of outstanding common stock payable December 20, 1994. On September 29, 1995 the Company consummated a public offering of 3,900,000 shares of its Common Stock. The shares were sold at a price of $24.50 per share. The Company received net proceeds, after deducting underwriting discounts, commissions, and other fees, of $90,723,000. On December 11, 1996, the Company acquired all of the outstanding shares of Montana Investment Group, Inc. ("Montana") in exchange for a total of 200,000 shares of the Company's common stock which were issued to two shareholders of Montana. The acquisition has been accounted for under the pooling of interests method. The issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933.

All share and per share amounts in the accompanying consolidated financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits.

NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Common stock equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect.

The share effect is as follows:

                                            Years Ended December 31,
                                   -----------------------------------------
                                       1994          1995           1996
----------------------------------------------------------------------------
Weighted average common
  shares outstanding  . . . . . . . 41,270,984    42,385,262      45,384,977
Common stock
  equivalents . . . . . . . . . . .  1,045,121    1,142,508        1,238,678
                                   -----------   -----------    ------------
Weighted average common
  shares and common stock
  equivalents . . . . . . . . . . . 42,316,105    43,527,770      46,623,655
                                   ===========   ===========    ============

NEW ACCOUNTING STANDARDS

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This new accounting standard required impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). Measurement of the impairment loss is based on the fair value of the asset. The adoption of this accounting standard did not materially impact the Company's financial position or results of operations.

Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management expects that adoption of this accounting standard will not impact the Company's financial position or results of operations.

RECLASSIFICATIONS

Certain 1994 and 1995 amounts have been reclassified to conform to the 1996 presentation.

(2)   INSTALLMENT CONTRACTS RECEIVABLE

Installment contracts generally have initial terms ranging from six to 36 months and are collateralized by the related vehicles. Contractual maturities of contracts by year are not readily available, however, the initial average term of an installment contract was approximately 25 months in 1994 and 1995 and 30 months in 1996. Installment contracts receivable consisted of the following (in thousands):

                                                As of December 31,
                                            -------------------------
                                               1995           1996
                                               ----           ----
Gross installment contracts receivable  . . $ 790,607     $ 1,251,139
Unearned finance charges  . . . . . . . . .  (125,536)       (201,760)
Unearned insurance premiums,
  insurance reserves, and fees  . . . . . .    (4,862)         (7,233)
                                            ---------     -----------
Installment contracts receivable  . . . . . $ 660,209     $ 1,042,146
                                            =========     ===========

A summary of changes in gross installment contracts receivable is as follows (in thousands):

                                             Years Ended December 31,
                                      --------------------------------------
                                         1994         1995          1996
                                         ----         ----          ----
Balance-Beginning of period . . . . . $  223,506   $  486,897    $   790,607
Gross amount of installment
    contracts accepted  . . . . . . .    470,513      634,899        965,690
Cash collections on
    installments contracts
   accepted . . . . . . . . . . . . .   (178,194)    (261,921)      (388,328)
Charge offs-net . . . . . . . . . . .    (28,928)     (69,268)      (129,405)
Currency Translation  . . . . . . . .          -            -         12,575
                                      ----------   ----------    -----------
Balance- End of period  . . . . . . . $  486,897   $  790,607    $ 1,251,139
                                      ==========   ==========    ===========

A summary of the allowance for credit losses is as follows (in thousands):

                                            Years Ended  December 31,
                                            -------------------------
                                         1994         1995          1996
                                         ----         ----          ----
Balance -  beginning of period  . .  $    3,054   $    4,210    $     7,757
Provision for losses  . . . . . . .       2,235        5,323          7,222
Charge offs - net . . . . . . . . .      (1,079)      (1,776)        (2,863)
Effect of exchange rate . . . . . .           -            -             79
                                     ----------   ----------    -----------
Balance -  end of period  . . . . .  $    4,210   $    7,757    $    12,195
                                     ==========   ==========    ===========

Recoveries related to charged off contracts are primarily the result of the recovery of earned but unpaid interest and are netted against charge-offs.

The Company's relatively low level of amounts charged against the allowance for credit losses is due to, among other factors, the high level of dealer holdbacks, relative to the amount of the contracts.

The Company's financing and service program allows dealers to establish the interest rate on contracts, which typically is the maximum rate allowable by the state or country in which the dealer is doing business. As the majority of the Company's revenue is derived from the servicing fee it receives on the gross amount due under the installment contract (typically 20% of the principal and interest), the Company's revenues from servicing fees are not materially impacted by changes in interest rates. As such, the balances recorded on a historical cost basis in the financial statements related to the financing and service program which the Company provides to dealers, including net installment contracts receivable and net dealer holdbacks, approximates fair value.

(3)   SENIOR NOTES

On November 7, 1994, the Company completed the sale of its $60 million 8.87% Senior Notes due November 1, 2001 to various insurance companies. The Notes are unsecured and require semi-annual interest payments and annual payments of principal commencing on November 1, 1996.

On August 29, 1996, the Company completed the sale of its $70 million 7.99% Senior Notes due July 1, 2001 to various insurance companies. The notes are unsecured and require semi-annual interest payments and annual payments of principal commencing July 1, 1997.

The principal maturities of these Notes at December 31, 1996 are as follows (in thousands):

    1997  . . . . . . . . . . . . . . . . . . . .  $ 20,000
    1998  . . . . . . . . . . . . . . . . . . . . .  21,600
    1999  . . . . . . . . . . . . . . . . . . . . .  24,500
    2000  . . . . . . . . . . . . . . . . . . . . .  27,300
    2001  . . . . . . . . . . . . . . . . . . . .    30,000
                                                   --------
                                                   $123,400
                                                   ========

The fair value of the Senior Notes is estimated by discounting the future cash payments using a rate currently offered for a note with a comparable remaining maturity. The estimated fair value of the Senior Notes at December 31, 1996 and 1995 was approximately $126.2 million and $64.6 million respectively.

(4)   LINES OF CREDIT

The Company has a $250 million credit agreement with seventeen commercial banks. The agreement consists of a $150 million line of credit facility with a commitment period through December 3, 1997 and a $100 million revolving credit facility with a commitment period through December 4, 1999. Both facilities are subject to annual extensions for additional one year periods at the request of the Company and with the consent of each of the banks in the facility. The borrowings are unsecured with interest payable at the Eurocurrency rate plus a minimum of .6125% and a maximum of 1.2% (.825% as of December 31, 1996), dependent on the Company's debt rating, or at the prime rate (8.25% as of December 31, 1996). The Eurocurrency borrowings may be fixed for periods of up to one year. The Company must pay an agent's fee of $100,000 annually and a commitment fee of between .1875% and .40% (.225% as of December 31, 1996) quarterly on the amount of the commitment, dependent on the Company's debt rating. As of December 31, 1996, there was approximately $158.9 million outstanding under this facility. The maximum amount outstanding was approximately $89.9 million and $158.9 million in 1995 and 1996, respectively.

The Company also has a 2,000,000 British pound sterling line of credit agreement with a commercial bank in the United Kingdom, which is used to fund the day to day cash flow requirements of the Company's United Kingdom subsidiary. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank, with interest payable at the United Kingdom bank's base rate (6.0% as of December 31, 1996) plus 65 basis points or at the LIBOR rate plus 56.25 basis points. The rates may be fixed for periods
of up to six months.   As of December 31, 1996 and 1995, there was
approximately $2.6 million and $1.9 million, respectively, outstanding under this facility which becomes due on January 31, 1997. The maximum amount outstanding was $2.8 million in 1995 and 1996. The Company believes that the line of credit will be renewed on similar terms.

During 1995, the Company entered into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on amounts owed to the Company from its foreign subsidiary which were denominated in British pounds. These contracts were short-term in nature, with initial maturities less than 30 days. Gains and losses on these contracts were included in the carrying amount of those borrowingS and were ultimately recognized in income as part of these carrying amounts. There were no forward currency exchange contracts outstanding as of December 31, 1995 and the Company did not enter into any contracts during 1996.

The weighted average interest rate on line of credit borrowing outstanding was 7.42% and 6.52% as of December 31, 1995 and 1996, respectively.

(5)   MORTGAGE LOAN PAYABLE

The Company has a loan from its principal commercial bank secured by a mortgage on the Company's headquarters building. The loan bears interest at 6.5% and is secured by a first mortgage lien on the building and an assignment of all leases, rents, revenues and profits under all present and future leases. There was $4,221,000 and $4,017,000 outstanding on this loan as of December 31, 1995 and 1996, respectively. The loan matures on May 1, 1999.

The principle maturities of the loan at December 31, 1996 are as follows (in thousands):

        1997  . . . . . . . . . . . . . . . . .   $  224
        1998  . . . . . . . . . . . . . . . . .      236
        1999  . . . . . . . . . . . . . . . . .    3,557
                                                  ------
        Total mortgage loan payable . . . . . .   $4,017
                                                  ======
The fair value of the mortgage loan is estimated by discounting the future cash payments using a rate currently offered for a loan with a comparable remaining maturity. The carrying amount of the mortgage loan as of December 31, 1996 and 1995 approximates fair value.

(6)   DEBT COVENANTS

The Company must comply with various restrictive debt covenants which require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants limit the ratio of the Company's debt-to-equity and require that the Company maintain specified minimum levels of net worth.

(7)   RELATED PARTY TRANSACTIONS

CONTRACT ASSIGNMENTS

In the normal course of its business, the Company regularly accepts assignments of installment contracts originated by affiliated dealers. Installment contracts accepted from affiliated dealers were approximately $25.7 million, $35.1 million and $25.6 million in 1994, 1995 and 1996, respectively. Remaining installment contracts receivable from affiliated dealers represented approximately 5% and 4% of the gross installment contracts receivable balance as of December 31, 1995 and 1996, respectively. The Company accepted installment contracts from affiliated dealers and nonaffiliated dealers on the same terms. Dealer holdbacks recorded from contracts accepted from affiliated dealers were approximately $20.6 million, $28.1 million and $20.5 million in 1994, 1995 and 1996, respectively.

OTHER AFFILIATED TRANSACTIONS

The Company receives interest income and fees from affiliated dealers on floor plan receivables and notes receivable. Total income earned was $545,000, $1,104,000, and $1,409,000 for the years ended December 31, 1994, 1995 and
1996, respectively.

The Company shares certain expenses including payroll and related benefits, occupancy costs and insurance with its affiliated company. For the years ended December 31, 1994, 1995 and 1996, the Company charged its affiliated company approximately $428,000, $354,000 and $311,000 and was charged $39,000, $48,000 and $97,000 by the affiliated company for such shared expenses incurred in its operations. This arrangement is covered under a services agreement. The agreement has an indefinite term, but may be terminated upon 30 days written notice by either party.

(8)   CONCENTRATION OF CREDIT RISKS

As of December 31, 1996, approximately 17.6% of the Company's total dealers were located in the United Kingdom and during 1996, these dealers accounted for approximately 14.5% of the new contracts accepted by the Company.

The following table sets forth, for each of the last three years for the Company's domestic and foreign operations, the amount of revenues, net income, and identifiable assets (in thousands):

                                            AS OF AND FOR THE YEARS ENDED
                                                  DECEMBER 31,
                                           1994           1995          1996
                                           ----           ----          ----
Revenues from unaffiliated customers
    United States                      $   54,464      $  81,820      $107,315
    United Kingdom                             11          3,261        16,600
    Ireland                                                                  1
    Canada                                                                  18
Operating income (loss)
    United States                      $   31,842      $  45,144      $ 54,302
    United Kingdom                           (248)           349         9,348
    Ireland                                                                (58)
    Canada                                                                  16
Identifiable assets
    United States                      $  425,622      $ 646,601      $934,076
    United Kingdom                            284         39,839       139,764
    Ireland                                                                337
    Canada                                                                 241


The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependencies and overlaps exist among the Company's domestic and foreign operations. Accordingly, the revenue, operating income, and identifiable assets shown may not be indicative of the amounts which would have been reported if the domestic and foreign operations were independent of one another.

The demographic and geographic dispersion of the Company's installment contract portfolio mitigates any concentration of risk. No single dealer accounted for more than 10% of the contracts accepted by the Company during 1994, 1995, or 1996.

(9)   INCOME TAXES

The income tax provision consists of the following (in thousands):

                                   Years Ended December 31,
                                  ---------------------------
                                  1994       1995        1996
                                  ----       ----        ----
Income (loss) before provision
(benefit) for income taxes:
Domestic  . . . . . . .         $31,842    $45,144     $54,329
Foreign . . . . . . . .            (248)       349       9,306
                                -------    -------     -------
                                $31,594    $45,493     $63,635
                                =======    =======     =======

Domestic provision for
income taxes:
Current . . . . . . . .         $ 9,763    $13,111     $18,044
Deferred  . . . . . . .           1,347      2,687       1,009

Foreign provision (benefit)
for income taxes:
Current . . . . . . . .             (68)        11       3,118
Deferred  . . . . . . .             (18)       112         (45)
                                -------    -------     -------
Provision for income taxes      $11,024    $15,921     $22,126
                                =======    =======     =======


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

                                             As of December 31,
                                             ------------------
                                              1995        1996
                                              ----        ----
  Deferred tax assets:
   Allowance for credit losses  . . . . . .  $5,578     $ 7,744
   Reserve on advances  . . . . . . . . . .   1,019       2,272
   Deferred dealer enrollment fees  . . . .     577         793
   Accrued warranty claims  . . . . . . . .     458         555
   Deferred commissions   . . . . . . . . .     655         190
   Other, net   . . . . . . . . . . . . . .                 666
                                             ------     -------
     Total deferred tax assets  . . . . .    $8,287     $12,220
                                             ------     -------



 Deferred tax liabilities:
   Unearned finance charges   . . . . . . . $15,537     $20,343
   Accumulated depreciation   . . . . . . .     277         383
   Deferred credit life and warranty costs      420         482
   Other, net   . . . . . . . . . . . . . .      77          -
                                            -------     -------
     Total deferred tax liabilities   . . . $16,311     $21,208
                                            -------     -------
     Net deferred tax liability   . . . . . $ 8,024     $ 8,988
                                            =======     =======

No valuation allowances were considered necessary in the calculation of deferred tax assets as of December 31, 1995 and 1996.

The Company's effective income tax rate was approximately equal to the domestic and foreign statutory rates in 1994, 1995 and 1996.

Deferred U.S. federal income taxes and withholding taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries as such amounts are considered to be permanently reinvested. The cumulative undistributed earnings at December 31, 1996 on which the Company had not provided additional national income taxes and withholding taxes were approximately $6.3 million.

(10)  STOCK OPTION PLANS

Pursuant to the Company's 1992 Stock Option Plan (the "1992 Plan"), the Company has reserved 4,000,000 shares of its common stock for the future granting of options to officers and other key employees. The exercise price of the options is equal to the fair market value on the date of the grant. Options under the 1992 Plan become exercisable over a three to five year period, or immediately upon a change of control. Nonvested options are forfeited upon termination of employment and otherwise expire ten years from the date of grant. Shares available for future grants totaled 430,000, 1,767,500 and 1,179,559 as of December 31, 1994, 1995 and 1996, respectively.

Pursuant to the Company's Stock Option Plan for dealers (the "Dealer Plan") the Company has reserved 1,000,000 shares of its common stock for the future granting of options to participating dealers. Options are generally granted to participating dealers based on the Company accepting a minimum of 100 retail installment contracts from the dealer in a calendar year. Upon the Company's acceptance of 100 contracts from a dealer, the dealer receives an option to purchase 1,000 shares of the Company's Common Stock. The dealer receives an option to purchase an additional 200 shares for each additional 100 contracts accepted by the Company. The exercise price of the options is equal to the fair market value on the date of grant. The options become exercisable over a three year period. Nonvested options are forfeited upon the termination of the dealer's servicing agreement by the Company or the dealer and otherwise expire five years from the date of grant. Shares available for future grants totaled 617,100, 440,200 and 235,600 as of December 31, 1994, 1995 and 1996,
respectively.

The Company accounts for both the 1992 Plan and the dealer Plan under APB Opinion No. 25, under which no compensation cost has been recognized. The Company has elected to provide the pro forma disclosures, as permitted under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the plans within the accompanying consolidated statements of income. Had compensation cost for those plans been determined consistent with FASB Statement No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                    Years Ended December 31,
                                    ------------------------
                                       1995         1996
                                       ----         ----
Net Income:  As reported  . . . . .  $29,572      $41,509
              Pro forma.  . . . . .   29,412       36,972

Net Income Per Common Share:
            As reported . . . . . .    $0.68        $0.89
            Pro forma . . . . . . .    $0.68        $0.79


Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995 (December 15, 1995 for the Dealer Plan), the resulting pro forma compensation cost is not necessarily indicative of costs which may be recognized in future years.

The fair value of each option granted included in the above pro forma calculations is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended December 31, 1995 and 1996:


                                1992 Plan             Dealer Plan
                            --------------------------------------------
                            1995        1996         1995         1996
                            ----        ----         ----         ----
Risk-free interest rate      5.45%        6.42%       5.25%         6.21%
Expected life            7.0 years   7.0 years     3.5 years    3.5 years
Expected volatility         36.74%       37.73%      36.74%        37.73%
Dividend Yield                  0%           0%          0%            0%


Additional information relating to the Stock Option Plans are as follows (adjusted for all stock splits):





                               1992 Plan              Dealer Plan
                         ---------------------     ------------------
                                     Weighted                Weighted
                                     Average                  Average
                          Number     Exercise       Number   Exercise
                            Of        Price          Of        Price
                         Options    Per Share      Options   Per Share
                         -------    ---------      -------   ---------
Outstanding at
 December 31, 1993       1,221,000     2.17
 Options Granted           431,000    15.32         382,900    14.59
 Options Exercised         (78,000)    2.17             -         -
                         ---------                  -------

Outstanding at
 December 31, 1994      1,574,000      5.77         382,900    14.59
 Options Granted          562,500     19.50         200,000    23.08
 Options Exercised       (323,166)     2.50         (10,888)   12.94
 Options Forfeited            -          -          (23,100)   13.87
                        ---------
Outstanding at
 December 31, 1995      1,813,334     10.63         548,912    17.75
 Options Granted          606,275     21.60         205,600    24.37
 Options Exercised       (103,000)     3.44         (34,948)   13.00
 Options Forfeited        (18,334)    20.50          (1,000)   23.88
                       ----------
Outstanding at
  December 31, 1996    2,298,275      $13.73         718,564   $18.60
                       ---------                     -------

Exercisable at
 December 31
    1994                 187,500        2.17            -        -
    1995                 277,661        8.44         109,613    14.91
    1996                 795,988       10.49         260,762    17.10


The weighted average fair value of options granted during 1995 and 1996 was $10.17 and $10.92 respectively, for the 1992 Plan and $7.42 and $8.88 for the Dealer Plan.

As of December 31, 1996, the options outstanding under the 1992 Plan have exercise prices between $2.17 and $27.50 and a weighted average remaining contractual life of 7.8 years and the options outstanding under the Dealer Plan have exercise prices between $11.19 and $27.63 and a weighted average remaining contractual life of 3.6 years.


(11)    LITIGATION AND CONTINGENT
        LIABILITIES

The Company is party to routine litigation arising in the normal course of business. In the opinion of management, the liabilities arising from these proceedings, if any, will not be material to the Company's financial position or results of operations.

(12)      QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial position and results of operations for the years ended December 31, 1995 and 1996.

                                                                1995                                          1996
                                                ------------------------------------         ---------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)   1ST Q     2ND Q      3RD Q     4TH Q         1ST Q     2ND Q     3RD Q       4TH Q
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS
Installment contracts receivable, net . . .  $456,657   $529,992  $584,768   $652,452     $729,523  $809,594   $920,291   $1,029,951
Floor plan receivables  . . . . . . . . . .     8,681     11,209    12,865     13,249       14,491    14,996     15,325       15,493
Notes receivable  . . . . . . . . . . . . .     2,497      3,024     3,302      3,232        3,078     3,008      2,892        2,663
All other assets  . . . . . . . . . . . . .    15,166     16,581   107,904     17,507       17,936    19,453     21,478       26,311
                                             --------   --------  --------   --------     --------  --------   --------   ----------
    Total assets  . . . . . . . . . . . . .  $483,001   $560,806  $708,839   $686,440     $765,028  $847,051   $959,986   $1,074,418
                                             ========   ========  ========   ========     ========  ========   ========   ==========
Dealer holdbacks, net . . . . . . . . . . .  $281,179   $312,311  $336,351   $363,519     $401,718  $426,693   $461,560   $  496,434
Total debt  . . . . . . . . . . . . . . . . .  94,325    133,364   155,739     95,780      119,748   169,710    229,191      288,899
Other liabilities . . . . . . . . . . . . .    25,397     25,986    27,356     28,166       35,720    31,373     38,422       42,555
                                             --------   --------  --------   --------     --------  --------   --------   ----------
    Total liabilities   . . . . . . . . . . . 400,901    471,661   519,446    487,465      557,186   627,776    729,173      827,888
Shareholders' equity  . . . . . . . . . . .    82,100     89,145   189,393    198,975      207,842   219,275    230,813      246,530
                                             --------   --------  --------   --------     --------  --------   --------   ----------
    Total liabilities and
         shareholders' equity . . . . . . .  $483,001   $560,806  $708,839   $686,440     $765,028  $847,051   $959,986   $1,074,418
                                             ========   ========  ========   ========     ========  ========   ========   ==========
INCOME STATEMENTS
Revenue:
    Finance charges   . . . . . . . . . . .  $ 14,161   $ 16,599   $17,442   $ 18,074     $ 20,373  $ 22,159   $ 23,720   $   26,692
    Interest and other fees   . . . . . . .     1,597      1,872     2,812      3,210        2,903     3,556      4,539        5,311
    Dealer enrollment fees  . . . . . . . .       586        663       729        832          964     1,261      1,378        1,425
    Premiums earned   . . . . . . . . . . .     1,367      1,478     1,706      1,953        2,365     2,236      2,855        2,197
                                             --------   --------   --------  --------     --------  --------   --------   ----------
         Total revenue  . . . . . . . . . .  $ 17,711   $ 20,612   $22,689   $ 24,069     $ 26,605  $ 29,212   $ 32,492   $   35,625
                                             ========   ========   =======   ========     ========  ========   ========   ==========

COSTS AND EXPENSES
    Salaries and wages  . . . . . . . . . .  $  2,088   $  2,358   $ 2,460   $  2,593     $  2,740  $  2,965   $  2,900   $    3,070
    General and administrative  . . . . . .     2,177      2,439     2,567      2,687        3,240     3.513      3,881        3,671
    Provision for credit losses   . . . . .     1,510      1,580     1,854      2,122        2,726     2,721      3,422        4,202
    Sales and marketing   . . . . . . . . .       391        480       667        809          902       945      1,268        1,532
    Provision for insurance and
         warranty claims  . . . . . . . . .       426        440       505        593          757       777        936          590
    Interest  . . . . . . . . . . . . . . .     1,789      2,376     2,892      1,728        2,073     2,751      3,801        4,943
                                             --------   --------  --------   --------     --------  --------   --------   ----------
         Total costs and expenses . . . . .  $  8,381   $  9,673  $ 10,945   $ 10,532     $ 12,438  $ 13,672   $ 16,208   $   18,008
                                             ========   ========  ========   ========     ========  ========   ========   ==========

OPERATING INCOME  . . . . . . . . . . . . .  $  9,330   $ 10,939  $ 11,744   $ 13,537     $ 14,167  $ 15,540   $ 16,284   $   17,617
    Foreign exchange gain (loss)  . . . . .        83       (130)       (8)        (2)          (2)        3          2           24
                                             --------   --------  --------   --------     --------  --------   --------   ----------
    Income before income taxes  . . . . . .     9,413     10,809    11,736     13,535       14,165    15,543     16,286       17,641
    Provision for income taxes  . . . . . .     3,242      3,782     4,112      4,785        4,977     5,406      5.643        6,100
                                             --------   --------  --------   --------     --------  --------   --------   ----------
NET INCOME  . . . . . . . . . . . . . . . .  $  6,171   $  7,027  $  7,624   $  8,750     $  9,188  $ 10,137   $ 10,643   $   11,541
                                             ========   ========  ========   ========     ========  ========   ========   ==========

Net income per common share . . . . . . . .  $   0.15   $   0.17  $   0.18   $   0.19     $   0.20  $ . 0.22   $   0.23   $     0.25
Weighted average shares outstanding . . . .    42,457     42,507    42,614     46,533       46,436    46,480     46,630       46,948

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                        None.

                                    PART III



ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information is contained under the captions "Matters to Come Before the Meeting
- Election of Directors" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

Information is contained under the caption "Compensation of Executive Officers" (excluding the Report of the Executive Compensation Committee and the stock performance graph) in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

Information is contained under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information is contained under the caption "Certain Relationships and Transactions" in the Company's Proxy Statement and is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

  (a) (1) The following consolidated financial statements of the Company and Report of Independent Public Accountants are contained "Item 8 - Financial Statements and Supplementary Data."

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

          CONSOLIDATED FINANCIAL STATEMENTS:

                - Consolidated Balance Sheets as of December 31, 1995 and 1996
                - Consolidated Income Statements for the years ended December
                     31, 1994, 1995 and 1996
                - Consolidated Statements of Cash Flows for the years ended
                  December 31, 1994, 1995
                     and 1996
                - Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1995 and 1996

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (2) Financial Statement Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

      (3) The Exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index . Included in such list as Item 10(f) (1) and 10 (f)(2) (Stock Option Plans) and 10(n)(2), 10(n)(3) and 10(n)(4) (Management Incentive Plans) are the Company's management contracts and compensatory plans and arrangements which are required to be filed as exhibits to this Form 10-K.

  (b) The Company was not required to file a current report on Form 8-K during the quarter ended December 31, 1996 and none were filed during that period.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.


                                        CREDIT ACCEPTANCE CORPORATION


                                        By:   /S/ Donald A. Foss
                                           ----------------------------
                                             Donald A. Foss
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 28, 1997 on behalf of the registrant and in the capacities indicated.

           Signature                              Title
           ---------                              -----

/S/ Donald A. Foss                      Chairman of the Board and
-----------------------------           Chief Executive Officer
Donald A. Foss                          (Principal Executive Officer)

/S/ Brett A. Roberts                    Executive Vice President
-----------------------------           and Chief Financial Officer
Brett A. Roberts                        (Principal Financial Officer)


/S/ John P. Cavanaugh                   Corporate Controller and
-----------------------------           Assistant Secretary
John P. Cavanaugh                       (Principal Accounting Officer)


/S/ Richard E. Beckman                  President, Chief
-----------------------------           Operating Officer and
Richard E. Beckman                      Director


/S/ Harry E. Craig                      Director
-----------------------------
Harry E. Craig


/S/ Thomas A. FitzSimmons               Director
-----------------------------
Thomas A. FitzSimmons


/S/ David T. Harrison                   Director
-----------------------------
David T. Harrison


/S/ Sam M. LaFata                       Director
-----------------------------
Sam M. LaFata

                                 EXHIBIT INDEX

The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.


    EXHIBIT NO.                            DESCRIPTION
    -----------                            -----------

     3(a)6                Articles of Incorporation, as amended

     3(b)6                Bylaws of the Company, as amended

     4(a)5 Note Purchase Agreement dated October 1, 1994 between various insurance companies and the Company and related form of note.

     4(a)(1)8 First Amendment dated November 15, 1995 to Note Purchase Agreement dated October 1, 1994 between various insurance companies and the Company.

     4(a)(2)11            Second Amendment dated August 29, 1996 to Note
                          Purchase Agreement dated October 1, 1994 between various insurance companies and the company.

     4(b)11 Note Purchase Agreement dated August 1, 1996 between various insurance companies and the Company and the related form of note.

     4(c)12 Second Amended and Restated $150,000,000 Line of Credit and $100,000,000 Revolving Credit Agreement dated December 4, 1996 between the Company, Comerica Bank as agent and LaSalle National Bank and The Bank of New York as co-agents, and various commercial banks.

     4(d)8 Amended and Restated $120 Million Credit Agreement dated January 8, 1996 between the Company, Comerica Bank as agent and LaSalle National Bank as co-agent and a commercial bank syndicate.

     4(d)(1)9 First Amendment dated April 19, 1996 to Amended and Restated Credit Agreement dated January 8, 1996

     4(d)(2)10            Second Amendment dated July 1, 1996 to Amended and
                          Restated Credit Agreement dated January 8, 1996

     4(d)(3)12            Third Amendment dated August 28, 1996 to Amended and
                          Restated  Credit Agreement dated January 8, 1996

                          Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10% of the Company's consolidated assets, and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request.

EXHIBIT NO.                                 DESCRIPTION

     10(b)1 Form of Services Agreement dated as of January 1, 1992 between the Company and Larry Lee's Auto Finance Center, Inc. d/b/a Dealer Enterprise Group.

     10(b)(1)9            Amended and Restated Services Agreement dated April
                          17, 1996 between the Company and Larry Lee's Auto
                          Finance Center, Inc. d/b/a Dealer Enterprise Group.

     10(c)(1)1            Tax Indemnification Agreement between the Company and
                          Donald A. Foss, individually and as Trustee of the Donald A. Foss Revocable Living Trust dated January
                          26, 1984, Jill Foss and Robert S. Foss.

     10(d) (4)5           Form of Addendum 3 to Servicing Agreement (Multiple
                          Lots).

     10(d) (5)8           Current form of Servicing Agreement, including form
                          of Addendum 1 to Servicing Agreement (CAC Life) and form of Addendum 2 to Servicing Agreement (BVPP,
                          Inc.).

     10(e)1 Promissory Notes dated various dates, to the Company, from various affiliated companies.

     10(f)(1)7            Credit Acceptance Corporation 1992 Stock Option Plan,
                          as amended

     10(f)(2)12           Credit Acceptance Corporation 1992 Stock Option Plan,
                          as amended effective December 1, 1996.

     10(g)1 Promissory Note dated May 3, 1991 to the Company from Richard E. Beckman and related assignment

     10(n)(2)6            Credit Acceptance Corporation Management Incentive
                          Plan - Fiscal Year 1995

     10(n)(3)8            Credit Acceptance Corporation Management Incentive
                          Plan - Fiscal Year 1996

     10(n)(4)12           Credit Acceptance Corporation Management Incentive
                          Plan - Fiscal Year 1997

     10(o)8 Credit Acceptance Corporation Stock Option Plan for dealers, as amended

     10(o)(1)12           Credit Acceptance Corporation Stock Option Plan for
                          dealers, as amended January 22, 1997

     21(1)12              Schedule of Credit Acceptance Corporation subsidiaries

     23(1)12              Consent of Arthur Andersen LLP

     27 12                Financial Data Schedule

1 Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-46772.

2 Previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1993, and incorporated herein by reference.

3 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1994, and incorporated herein by reference.

4 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1994, and incorporated herein by reference.

5 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1994, and incorporated herein by reference.

6 Previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1994, and incorporated herein by reference.

7 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.

8 Previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1995, and incorporated herein by reference.

9 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.

10 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference.

11 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference.

12 Filed herewith.