Form 10-Q
period 1997-03-31
CREDIT ACCEPTANCE CORPORATION
filed 1997-05-15
CIK 885550

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               ---------    ----------


                       Commission File Number  000-20202
                                               ---------

                         CREDIT ACCEPTANCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Michigan                                                             38-1999511
-------------------------------------------------------------------------------
(State or other jurisdiction                      (IRS Employer Identification)
of incorporation or organization)

25505 West Twelve Mile Road, Suite 3000, Southfield, Michigan        48034-8339
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (zip code)

Registrant's telephone number, including area code               (248) 353-2700
-------------------------------------------------------------------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X  .  No      .
     -----      -----

        Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


                                            Outstanding at
                     Class                   May 14, 1997
                     -----                  --------------
            Common Stock - $.01 par value     46,076,448

                              TABLE OF CONTENTS



PART I.             FINANCIAL INFORMATION                                                     PAGE NO.
           Item 1.  Financial Statements

                    Consolidated Balance Sheets -
                    As of December 31, 1996 and March 31, 1997 ...............................    1

                    Consolidated Income Statements -
                    Three months ended March 31, 1996 and
                    March 31, 1997 ...........................................................    2

                    Consolidated Statements of Cash Flows -
                    Three months ended March 31, 1996 and March 31, 1997 .....................    3

                    Consolidated Statement of Shareholders' Equity -
                    Three months ended March 31, 1997 ........................................    4

                    Notes to Consolidated Financial Statements ...............................    5

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations .........................    6

           Item 3.  Quantitative and Qualitative
                    Disclosures About Market Risk ............................................   11

PART II.            OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K .........................................   12

           Signatures ........................................................................   13

           Index of Exhibits .................................................................   14

           Exhibits ..........................................................................   15

                        CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED BALANCE SHEETS


                                                                    As of 12/31/96    As of 3/31/97
                                                                    --------------    -------------
(Dollars in thousands)                                                                 (Unaudited)
ASSETS
      Cash and cash equivalents                                        $      229      $      186
      Investments                                                           6,320           6,673

      Installment contracts receivable                                  1,042,146       1,132,979
      Allowance for credit losses                                        (12,195)        (13,665)
                                                                       ----------      ----------
             Installment contracts receivable, net                      1,029,951       1,119,314

      Floor plan receivables                                               15,493          15,667
      Notes receivable                                                      2,663           1,746
      Property and equipment, net                                          14,958          16,553
      Other assets, net                                                     4,804           5,117
                                                                       ----------      ----------
TOTAL ASSETS                                                           $1,074,418      $1,165,256
                                                                       ==========      ==========

LIABILITIES
      Senior notes                                                        123,400         195,150
      Lines of credit                                                     161,482         127,357
      Mortgage loan payable to bank                                         4,017           3,980
      Accounts payable and accrued liabilities                             29,121          27,046
      Income taxes payable                                                  2,569           8,034
      Deferred dealer enrollment fees, net                                  2,264           2,235
      Dealer holdbacks, net                                               496,434         534,162
      Deferred income taxes                                                 8,988           8,225
                                                                       ----------      ----------
TOTAL LIABILITIES                                                         828,275         906,189
                                                                       ----------      ----------
SHAREHOLDERS' EQUITY
      Common stock                                                            458             461
      Paid-in capital                                                     125,398         128,043
      Retained earnings                                                   116,486         128,524
      Cumulative translation adjustment                                     3,801           2,039
                                                                       ----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                                246,143         259,067
                                                                       ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $1,074,418      $1,165,256
                                                                       ==========      ==========

                        CREDIT ACCEPTANCE CORPORATION
                        CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)


(Dollars in thousands,
except per share data)                       3 Months Ended    3 Months Ended
                                                 3/31/96          3/31/97
                                             --------------    --------------
REVENUE
     Finance charges                           $   20,373       $   30,691
     Interest and other income                      2,903            6,905
     Dealer enrollment fees                           964            1,790
     Premiums earned                                2,365            2,383
                                               ----------       ----------
              Total revenue                        26,605           41,769

COSTS AND EXPENSES
     Salaries and wages                             2,740            3,810
     General and administrative                     3,240            4,179
     Provision for credit losses                    2,726            7,053
     Sales and marketing                              902            1,898
     Provision for claims                             757              803
     Interest                                       2,073            5,669
                                               ----------       ----------
              Total costs and expenses             12,438           23,412
                                               ----------       ----------

OPERATING INCOME                                   14,167           18,357
                                               ----------       ----------
     Foreign exchange gain(loss)                      (2)             (20)
                                               ----------       ----------
INCOME BEFORE INCOME TAXES                         14,165           18,337
     Provision for income taxes                     4,977            6,299
                                               ----------       ----------

NET INCOME                                     $    9,188       $   12,038
                                               ==========       ==========

Net income per common share                    $     0.20       $     0.26
                                               ==========       ==========

Weighted average shares outstanding            46,436,108       46,902,492
                                               ==========       ==========

                        CREDIT ACCEPTANCE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


(Dollars in thousands)                                              3 Months Ended   3 Months Ended
                                                                        3/31/96         3/31/97
                                                                    --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                          $   9,188       $  12,038
      Adjustments to reconcile net income to net cash
         provided by operating activities -
         Provision for deferred income taxes                                 135           (763)
         Depreciation and amortization                                       323             478
         Provision for credit losses                                       2,726           7,053
      Change in operating assets and liabilities -
         Accounts payable and accrued liabilities                          3,569         (2,075)
         Income taxes payable                                              3,413           5,465
         Unearned insurance premiums, insurance reserves, and fees           568             925
         Deferred dealer enrollment fees, net                                437            (29)
         Other assets                                                        694           (313)
                                                                       ---------       ---------
             Net cash provided by operating activities                    21,053          22,779
                                                                       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collected on installment contracts receivable                65,672          95,967
   Purchase of marketable securities                                       (735)           (353)
   Increase in floor plan receivables                                    (1,242)           (174)
   Decrease in notes receivable                                             154             917
   Purchase of property and equipment                                      (711)         (2,073)
                                                                       ---------       ---------
             Net cash provided by investing activities                    63,138          94,284
                                                                       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of mortgage loan payable to bank                               (50)            (37)
   Advances to dealers and payments of dealer holdback                 (107,838)       (155,580)
   Net borrowings (repayment) under line of credit agreement              24,018        (34,125)
   Proceeds from sale of senior notes                                          -          71,750
   Proceeds from stock options exercised                                       -           2,648
   Stock issuance costs                                                     (34)               -
                                                                       ---------       ---------
             Net cash used in financing activities                      (83,904)       (115,344)
                                                                       ---------       ---------
             Effect of exchange rate changes on cash                       (287)         (1,762)
                                                                       ---------       ---------
NET DECREASE IN CASH                                                           0            (43)
   Cash and cash equivalents - beginning of period                             1             229
                                                                       ---------       ---------
   Cash and cash equivalents - end of period                           $       1       $     186
                                                                       ---------       ---------

                         CREDIT ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)


                                                                             Cumulative
                                                                             Translation        Retained
(Dollars in thousands)                       Common Stock  Paid-In Capital   Adjustment         Earnings
                                             ------------  ---------------   -----------        --------
Balance as of December 31, 1996                 $458         $125,398         $ 3,801           $116,486

Net income                                         -                -               -             12,038

Foreign currency translation adjustment            -                -         (1,762)                  -

Stock options exercised                            3            2,645               -                  -
                                                ----         --------         -------           --------
Balance as of March 31, 1997                    $461         $128,043         $ 2,039           $128,524
                                                ====         ========         =======           ========

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

        As contemplated by the Securities and Exchange Commission under rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related notes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.      NET INCOME PER SHARE

        The net income per share amounts are based on the average number of common shares and common stock equivalents outstanding. All per share amounts have been adjusted to reflect all stock splits declared by the Company.

3.      NEW ACCOUNTING STANDARDS

        Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The new accounting standard provides accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is applied prospectively. The adoption of this accounting standard has not affected the Company's financial position or results of operations.

        Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. The
Company does not expect EPS measured under SFAS 128 to be materially different than EPS measured under APB No. 15.

        Statement of Financial Accounting Standard No. 129, "Disclosure of Information About Capital Structure," was issued in February 1997. The Company does not expect it to result in any material change in its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

    Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1997

Total Revenue. Total revenue increased from $26.6 million for the three months ended March 31, 1996 to $41.8 million for the same period in 1997, representing an increase of 57.0%. This increase is primarily due to an increase in finance charge revenue resulting from an increase in installment contracts receivable. The increase in installment contracts receivable is primarily the result of an increase in the number of dealers participating in the Company's program and an increase in the average contract size. The Company's growth in loan originations moderated in the latter part of the first quarter. The Company enrolled 618 new dealers into the Company's program during the three months ended March 31, 1997, bringing the total number of dealers as of March 31, 1997 to 5,879 compared to 3,977 as of March 31, 1996.

The average yield on the Company's installment contract portfolio was approximately 11.7% and 11.3% for the three months ended March 31, 1996 and 1997, respectively. The decline in the average yield principally resulted from an increase in the percent of installment contracts which were greater than 120 days contractually past due (which were 33.4% and 35.1% of gross installment contracts as of March 31, 1996 and March 31, 1997, respectively). The increase in the level of contractual past due contracts, while significant, is mitigated by the fact that when an installment contract is 120 days contractually past due, the Company (I) transfers the contract to a non-accrual status; and (ii) makes a provision to credit losses equal to the earned but unpaid revenue previously recognized on such installment contract. In addition, the decline in the average yield was also the result of an increase in the average outstanding term of the Company's installment contract portfolio.

Also contributing to the increase in total revenue was interest and other income which increased, as a percent of total revenue, from 10.9% for the three months ended March 31, 1996 to 16.5% for the same period in 1997. The increase is primarily due to an increase in revenue earned from a third party's extended warranty program as the programs continue to be offered by a greater number of dealers. Premiums earned declined from 8.9% for the three months ended March 31, 1996 to 5.7% for the same period in 1997. This is due to a decrease, as a percent of total revenue, in premiums earned from the Company's extended warranty program. Earned dealer enrollment fees increased, as a percent of total revenue, from 3.6% for the three months ended March 31, 1996 to 4.3% for the same period in 1997. The increase is due to the continued increase in the number of dealers enrolled in the Company's financing program.

Salaries and Wages. Salaries and wages, as a percent of total revenue, decreased from 10.3% for the three months ended March 31, 1996 to 9.1% for the same period in 1997. The Company continues to benefit from increased efficiencies which have allowed it to increase revenue with a less than proportionate increase in personnel costs.

General and Administrative. General and administrative expenses, as a percent of total revenue, decreased from 12.2% for the three months ended March 31, 1996 to 10.0% for the same period in 1997. This decrease reflects the Company's ability to benefit from economies-of-scale, increasing revenue with a less than proportionate increase in general and administrative costs.

Provision for Credit Losses. The amount provided for credit losses, as a percent of total revenue, increased from 10.2% for the three months ended March 31, 1996 to 16.9% for the same period in 1997. The Company increased its reserve against advances to dealers primarily due to the application of more conservative estimates of amounts to be recovered through collection on the related advance balance through collections on the related installment contract receivable portfolio.

Sales and Marketing. Sales and marketing expenses, as a percent of total revenue, increased from 3.4% during the three months ended March 31, 1996 to 4.5% during the same period in 1997. This increase is primarily the result of increased sales commissions as a result of the increased enrollment of new dealers into the

Company's program, as well as an increase in other costs directly associated with the enrollment of new dealers.

Provision for Claims. The amount provided for insurance and service contract claims, as a percent of total revenue, decreased from 2.8% during the three months ended March 31, 1996 to 1.9% during the same period in 1997. This decrease corresponds with a decrease, as a percent of total revenue, in premiums earned from 8.9% for the three months ended March 31, 1996 to 5.7% for the same period in 1997.

Interest Expense. Interest expense, as a percent of total revenue, increased from 7.8% for the three months ended March 31, 1996 to 13.6% for the same period in 1997. The increase, as a percent of revenue, is a result of an increase in the amount of average outstanding borrowings. The Company expects to continue to borrow in future periods to assist in funding the continued growth of the Company.

Operating Income. As a result of the aforementioned factors, operating income increased from $14.2 million for the three months ended March 31, 1996 to $18.4 million for the same period in 1997, representing an increase of 29.6%.

Foreign Exchange Loss. The Company incurred a foreign exchange loss of $2,000 for the three months ended March 31, 1996 and a foreign exchange loss of $20,000 for the same period in 1997. The losses result from the effect of exchange rate fluctuations between the U.S. dollar and foreign currencies on unhedged intercompany balances between the Company and its subsidiaries which operate outside the United States.

Provision for Income Taxes. The provision for income taxes increased from $5.0 million during the three months ended March 31, 1996 to $6.3 million during the same period in 1997. The increase is due to a higher level of pretax income in 1997. For the three months ended March 31, the effective tax rate was 35.1% in 1996 and 34.5% in 1997. The decrease in the effective tax rate is primarily due to the a higher level of pretax income earned by the Company's United Kingdom subsidiary, which is taxed at a lower rate.

INSTALLMENT CONTRACTS RECEIVABLE

        The following table summarizes the composition of installment contracts receivable at the dates indicated:


                                                    AS OF       AS OF
         (Dollars in thousands)                   12/31/96    03/31/97
                                                 ----------  ----------
                                                             (Unaudited)
Gross installment contracts receivable           $1,251,139  $1,360,899
Unearned finance charges                          (201,760)   (219,762)
Unearned insurance premiums, insurance
   reserves, and fees                               (7,233)     (8,158)
                                                 ----------  ----------
Installment contracts receivable                 $1,042,146  $1,132,979
                                                 ==========  ==========
Non-accrual installment contracts as a percent
   of total gross installment contracts               34.1%       35.1%
                                                      =====       =====




A summary of changes in gross installment contracts receivable is as follows:


                                        THREE MONTHS ENDED   THREE MONTHS ENDED
(Dollars in thousands)                    MARCH 31, 1996       MARCH 31, 1997
                                        ------------------   ------------------
                                           (Unaudited)           (Unaudited)

Balance, beginning of period                $790,607              $1,251,139
Gross amount of installment
  contracts accepted                         203,926                 290,981
Cash collections on installment
  contracts receivable                      (87,278)               (127,973)
Charge offs                                 (22,134)                (46,277)
Currency Translation                             (a)                 (6,971)
                                            --------              ----------
Balance, end of period                      $885,121              $1,360,899
                                            ========              ==========


(a) immaterial

DEALER HOLDBACKS

        The following table summarizes the composition of dealer holdbacks at the dates indicated:


                                                    AS OF     AS OF
(Dollars in thousands)                            12/31/96   3/31/97
                                                  --------  ---------
                                                           (Unaudited)
Dealer holdbacks                                   998,593  $1,086,855
Less: Advances (net of reserves of $8,754
      and $14,168 at December 31, 1996
      and March 31, 1997, respectively)          (502,159)   (552,693)
                                                 ---------  ----------
Dealer holdbacks, net                            $ 496,434  $  534,162
                                                 =========  ==========

CREDIT POLICY AND EXPERIENCE

        The Company maintains an allowance for credit losses which, in the opinion of management, adequately reserves against expected future losses in the portfolio of receivables. The risk of loss to the Company related to the installment contracts receivable balance relates primarily to the earned but unpaid servicing fee or finance charge recognized on contractually delinquent accounts. To the extent that the Company does not collect the gross amount of the contract, the remaining gross installment contracts receivable balance is charged off against dealer holdbacks, unearned finance charges, and the allowance for credit losses. The Company also maintains a reserve against advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio. Advance balances are reviewed by management on a monthly basis, and those which are deemed to be unrecoverable are charged against the reserve. Credit loss experience, changes in the character and size of the receivables portfolio, the advance balance and management's judgment are primary factors used in assessing the overall adequacy of the allowance and advance reserve and the resulting provisions for credit losses. Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual charge offs.

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

        The following tables set forth information relating to charge offs, the allowance for credit losses, the reserve on advances, and dealer holdbacks.


                                                THREE MONTHS ENDED    THREE MONTHS ENDED
(Dollars in thousands)                            MARCH 31, 1996        MARCH 31, 1997
                                                ------------------    ------------------
                                                    (Unaudited)           (Unaudited)
Provision for credit losses-installment contracts    $ 1,519               $ 2,553
Provision for credit losses-advances                   1,207                 4,500

Charged against dealer holdbacks                      17,713                36,986
Charged against unearned finance charges               3,915                 8,257
Charged against allowance for credit losses              506                 1,034
                                                     -------               -------
Total contracts charged off                          $22,134               $46,277
                                                     =======               =======

Net charge offs against the reserve on advances      $    44               $   327

                                                THREE MONTHS ENDED    THREE MONTHS ENDED
(Dollars in thousands)                            MARCH 31, 1996        MARCH 31, 1997
                                                ------------------    ------------------
                                                              (Unaudited)
ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period ......................  $ 7,757               $12,194
Provision for loan losses .........................    1,519                 2,553
Charge offs .......................................    (506)               (1,034)
Currency translation ..............................      (a)                  (48)
                                                     -------               -------
Balance, end of period ............................  $ 8,770               $13,665
                                                     =======               =======

(a) immaterial


                                                THREE MONTHS ENDED    THREE MONTHS ENDED
(Dollars in thousands)                            MARCH 31, 1996        MARCH 31, 1997
                                                ------------------    ------------------
                                                              (Unaudited)
RESERVE ON ADVANCES
Balance, beginning of period .....................  $3,214                 $ 8,754
Provision for advance  losses ....................   1,207                   4,500
Advance reserve fees .............................       -                   1,330
Charge offs ......................................    (44)                   (327)
Currency translation .............................     (a)                    (89)
                                                    ------                 -------
Balance, end of period ...........................  $4,377                 $14,168
                                                    ======                 =======

(a) immaterial


                                                            AS OF                AS OF
(Dollars in thousands)                                  MARCH 31, 1996       MARCH 31, 1997
                                                        --------------       --------------
                                                                    (Unaudited)
Allowance for credit losses as a percent of gross
  installment contracts receivable                           0.9%                1.0%
Reserve on advances as a percent of advances                 1.2%                2.5%
Dealer holdbacks as a percent of gross installment
  contracts receivable                                      79.5%               79.9%

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


LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal need for capital is to fund cash advances made to dealers in connection with the acceptance of installment contracts and for the payment of dealer holdbacks to dealers who have repaid their advance balances. These cash outflows to dealers increased from $107.8 million during the three months ended March 31, 1996 to $155.6 million during the same period in 1997. These amounts have been funded from cash collections on installment contracts, income from operations, advances under the Company's credit agreement and the sale of senior notes. During the first three months of 1997, the Company borrowed approximately $37.6 million to assist in funding the Company's operations. The borrowings were provided by the Company's line of credit agreements and through the sale of senior notes. The increased need for capital is primarily a result of the continued growth in new installment contracts accepted. To a lesser extent, the increased need for capital is also due to an increase in the amount advanced per contract, continued increases in dealers' utilization of service contract products offered by the Company, and amounts needed to fund the continued growth of the Company's operations in the United Kingdom, Canada and Ireland.

        During the quarter ended September 30, 1996, the Company commenced operations in Canada and Ireland, offering essentially the same programs and services as are offered in the United States and United Kingdom. The Company expects, over the longer term, to fund these operations with borrowings from the Company's available sources, subject to certain limitations in agreements setting forth the terms of such borrowings. The extent of these operations' need for capital will depend on the volume of contracts generated from dealers in Canada and Ireland. The operations in Canada are serviced from the Company's Southfield, Michigan headquarters and the operations in Ireland are serviced from the Company's office in the United Kingdom.

        The Company has a $250 million credit agreement with a commercial bank syndicate. The agreement consists of a $150 million line of credit facility with a commitment period through December 3, 1997 and a $100 million revolving credit facility with a commitment period through December 4, 1999. Both facilities are subject to annual extension for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The company has requested and has received approval of an extension of the $150 million facility and the $100 million facility through May 15, 1998 and May 15, 2000, respectively. The borrowings are unsecured with interest payable at the Eurocurrency rate plus a minimum of 61.25 basis points and a maximum of 120 basis points (currently 82.5 basis points) dependent on the Company's debt ratings, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to one year. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt-to-equity, limits on the Company's investment in its subsidiary in the United Kingdom, and requirements that the Company maintain a specified minimum level of net worth. As of March 31, 1997, there was approximately $127.4 million outstanding under these facilities.

        The Company also has a pound 2.0 million British pound sterling line of credit agreement with a commercial bank in the United Kingdom, which is used to fund the day to day cash flow requirements of the Company's subsidiary which operates in the United Kingdom. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank with interest payable at the United Kingdom bank's base rate (currently 6.00%) plus 65 basis points or at the LIBOR rate plus 56.25 basis points. The rates may be fixed for periods up to six months. As of March 31, 1997, there were no outstanding borrowings under this facility.

        On March 25, 1997, the Company completed the sale of its $71.75 million 7.77% Senior Notes due October 1, 2001 to various insurance companies. The notes are unsecured and require annual payments of principal and interest commencing on October 1, 1998. The most restrictive covenants place limits on the Company's debt-to-equity ratio, limits on the Company's investment in its subsidiaries and requires the Company to maintain a specified minimum level of net worth. Net proceeds from the sale were used to reduce outstanding indebtedness under the Company's $250 million credit agreement.

        The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. In future periods, the Company's short and long-term cash flow requirements will continue to be funded primarily through earnings from operations, cash flow from the collection of installment contracts, and the Company's credit facilities. The Company will continue to utilize various sources of debt and equity financing available from time to time to fund the continuing growth of the Company. The Company believes that such amounts will be sufficient to meet its short-term and long-term cash flow requirements.

        The foregoing discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various uncertainties, including competition from traditional financing sources and from non-traditional lenders, adverse changes in applicable laws and regulations, adverse changes in economic conditions, adverse changes in the automobile or finance industries or in the non-prime consumer finance market and the Company's ability to continue to increase the volume of installment contracts accepted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
 Not Applicable

PART II.

        Item 6. Exhibits and Reports on Form 8-K

                (a) Exhibits

                See Index of Exhibits following the signature page.

                (b) Reports on Form 8-K

                The Company was not required to file a current report on Form 8-K during the quarter ended March 31, 1997 and none were filed during that period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CREDIT ACCEPTANCE CORPORATION
                                (Registrant)



Date: May 14, 1997              /S/Brett A. Roberts
                                --------------------------------------------
                                Brett A. Roberts
                                Chief Financial Officer

                                Signing on behalf of the registrant and as principal financial officer.



Date: May 14, 1997              /S/John P. Cavanaugh
                                --------------------------------------------
                                John P. Cavanaugh
                                Corporate Controller and Assistant Secretary

                                Principal accounting officer.

                               INDEX OF EXHIBITS

Exhibit Number          Description
--------------          -----------
    4(e)                Note Purchase Agreement dated March 25, 1997 between
                        various insurance companies and the Company and related form of note

    11(1)               Statement of Computation of Net Income Per Common Share

    27                  Financial Data Schedule