Form 10-Q
period 1997-06-30
CREDIT ACCEPTANCE CORPORATION
filed 1997-08-14
CIK 885550

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------    -----------------------

                       Commission File Number  000-20202

                         CREDIT ACCEPTANCE CORPORATION
                         -----------------------------
             (Exact name of registrant as specified in its charter)

Michigan                                                                                    38-1999511
--------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                    (IRS Employer Identification)

25505 West Twelve Mile Road, Suite 3000, Southfield, Michigan                                48034-8339
--------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                     (zip code)

Registrant's telephone number, including area code                                             (248) 353-2700
                                                   -----------------------------------------------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .   No   .
    ---      ---

        Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.



                                                 Outstanding at
                          Class                  August 12, 1997

              Common Stock - $.01 par value        46,112,448




                                       TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                                            PAGE NO.
  Item 1.     Financial Statements

              Consolidated Balance Sheets -
              As of December 31, 1996 and June 30, 1997 ....................................    1

              Consolidated Income Statements -
              Three and six month periods ended June 30, 1996 and June 30, 1997 ............    2

              Consolidated Statements of Cash Flows -
              Six months ended June 30, 1996 and June 30, 1997 .............................    3

              Consolidated Statement of Shareholders' Equity -
              Six months ended June 30, 1997 ...............................................    4

              Notes to Consolidated Financial Statements ...................................    5

  Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results of Operations .............................    6

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk ...................   11

PART II.      OTHER INFORMATION

  Item 2.     Changes in Securities ........................................................   12

  Item 4.     Submission of Matters to a Vote of Security Holders ..........................   12

  Item 6.     Exhibits and Reports on Form 8-K .............................................   12

  Signatures ...............................................................................   13

  Index of Exhibits ........................................................................   14

  Exhibits..................................................................................   15


PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

                         CREDIT ACCEPTANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                  As of 12/31/96    As of 6/30/97
                                                                 ----------------   -------------
(Dollars in thousands)                                                              (Unaudited)
ASSETS
     Cash and cash equivalents                                       $      229      $      135
     Investments                                                          6,320           7,538

     Installment contracts receivable                                 1,042,146       1,185,592
     Allowance for credit losses                                        (12,195)        (14,556)
                                                                  -------------   -------------
                Installment contracts receivable, net                 1,029,951       1,171,036

     Floor plan receivables                                              15,493          16,320
     Notes receivable                                                     2,663           1,818
     Property and equipment, net                                         14,958          18,036
     Other assets, net                                                    4,804           5,067
                                                                  -------------   -------------
TOTAL                                                                $1,074,418      $1,219,950
                                                                  =============   =============
LIABILITIES
     Senior notes                                                       123,400         195,150
     Lines of credit                                                    161,482         155,775
     Mortgage loan payable to bank                                        4,017           3,909
     Accounts payable and accrued liabilities                            29,121          24,836
     Income taxes payable                                                 2,569           5,390
     Deferred dealer enrollment fees, net                                 2,264           1,477
     Dealer holdbacks, net                                              496,434         552,840
     Deferred income taxes                                                8,988           8,409
                                                                  -------------   -------------
TOTAL LIABILITIES                                                       828,275         947,786
                                                                  -------------   -------------
SHAREHOLDERS' EQUITY
     Common stock                                                           458             461
     Paid-in capital                                                    125,398         128,262
     Retained earnings                                                  116,486         140,574
     Cumulative translation adjustment                                    3,801           2,867
                                                                  -------------   -------------
TOTAL SHAREHOLDERS' EQUITY                                              246,143         272,164
                                                                  -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $1,074,418      $1,219,950
                                                                  =============   =============

                         CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)


(Dollars in thousands, except per share data)      3 Months Ended         3 Months Ended     6 Months Ended        6 Months Ended
                                                       6/30/96                6/30/97           6/30/96                 6/30/97
                                                  --------------          -------------      ---------------        --------------
REVENUE
      Finance charges                                $22,159                   $32,602            $42,532               $63,293
      Interest and other income                        3,556                     7,494              6,459                14,399
      Dealer enrollment fees                           1,261                     2,132              2,225                 3,922
      Premiums earned                                  2,236                     2,625              4,601                 5,008
                                                  ----------                ----------         ----------            ----------
                      Total revenue                   29,212                    44,853             55,817                86,622
COSTS AND EXPENSES
      Salaries and wages                               2,965                     4,261              5,705                 8,071
      General and administrative                       3,513                     5,315              6,753                 9,494
      Provision for credit losses                      2,721                     7,669              5,447                14,722
      Sales and marketing                                945                     2,059              1,847                 3,957
      Provision for claims                               777                       878              1,534                 1,681
      Interest                                         2,751                     6,808              4,824                12,477
                                                  ----------                ----------         ----------            ----------
                      Total costs and expenses        13,672                    26,990             26,110                50,402
                                                  ----------                ----------         ----------            ----------
OPERATING INCOME                                      15,540                    17,863             29,707                36,220
                                                  ----------                ----------         ----------            ----------
      Foreign exchange gain(loss)                          3                         5                  1                   (15)
                                                  ----------                ----------         ----------            ----------
INCOME BEFORE INCOME TAXES                            15,543                    17,868             29,708                36,205
      Provision for income taxes                       5,406                     5,818             10,383                12,117
                                                  ----------                ----------         ----------            ----------
NET INCOME                                           $10,137                   $12,050            $19,325               $24,088
                                                  ==========                ==========         ==========            ==========
Net income per common share                          $  0.22                   $  0.26            $  0.42               $  0.52
                                                  ==========                ==========         ==========            ==========
Weighted average shares outstanding               46,479,968                46,594,721         46,458,038            46,748,606
                                                  ==========                ==========         ==========            ==========

                         CREDIT ACCEPTANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


(Dollars in thousands)                                                                         6 Months Ended     6 Months Ended
                                                                                                  6/30/96            6/30/97
                                                                                               --------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                                      $ 19,325        $ 24,088
    Adjustments to reconcile net income to net cash
          provided by operating activities -
          Provision for deferred income taxes                                                          627            (579)
          Depreciation and amortization                                                                651           1,005
          Loss on retirement of property and equipment                                                   -             512
          Provision for credit losses                                                                5,447          14,722
    Change in operating assets and liabilities -
          Accounts payable and accrued liabilities                                                   2,051          (4,285)
          Income taxes payable                                                                        (214)          2,821
          Unearned insurance premiums, insurance reserves, and fees                                    660             836
          Deferred dealer enrollment fees, net                                                         743            (787)
          Other assets                                                                                 910            (263)
                                                                                                 ---------       ---------
             Net cash provided by operating activities                                              30,200          38,070
                                                                                                 ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Principal collected on installment contracts receivable                                          133,874         187,986
  Purchase of marketable securities                                                                 (1,276)         (1,218)
  Increase in floor plan receivables                                                                (1,747)           (827)
  Decrease in notes receivable                                                                         224             845
  Purchase of property and equipment                                                                (2,231)         (4,595)
                                                                                                 ---------       ---------
             Net cash provided by investing activities                                             128,844         182,191
                                                                                                 ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of mortgage loan payable to bank                                                          (101)           (108)
  Advances to dealers and payments of dealer holdback                                             (233,949)       (288,223)
  Net borrowings under line of credit agreement                                                     74,031          (5,707)
  Proceeds from sale of senior notes                                                                     -          71,750
  Proceeds from stock options exercised                                                                649           2,867
                                                                                                 ---------       ---------
  Net cash used in financing activities                                                           (159,370)       (219,421)
                                                                                                 ---------       ---------
             Effect of exchange rate changes on cash                                                   326            (934)
                                                                                                 ---------       ---------
NET DECREASE IN CASH                                                                                     0             (94)
  Cash and cash equivalents - beginning of period                                                        1             229
                                                                                                 ---------       ---------
  Cash and cash equivalents - end of period                                                      $       1        $    135
                                                                                                 ---------        --------





                         CREDIT ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     for the six months ended June 30, 1997
                                  (Unaudited)



                                                                              Cumulative
                                                                             Translation              Retained
(Dollars in thousands)           Common Stock           Paid-In Capital       Adjustment              Earnings
                                 ------------           ---------------     --------------            --------
Balance as of December 31, 1996  $        458                  $125,398            $3,801             $116,486
Net income                                  -                         -                 -               24,088
Foreign currency translation
  adjustment                                -                         -              (934)                   -
Stock options exercised                     3                     2,864                 -                    -
                                 ------------           ---------------     -------------             --------
Balance as of June 30, 1997       $       461                  $128,262            $2,867             $140,574
                                 ============           ===============     =============             ========

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

     As contemplated by the Securities and Exchange Commission under rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related notes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10K for the year ended December 31, 1996.

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

Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," was issued in July 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income. Management does not expect the adoption of this statement to have a significant impact on the financial position and results of the operations of the Company. This statement is effective for financial statements for fiscal years beginning after December 15, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        Three and Six Months Ended June 30, 1997 Compared to Three and Six Months Ended June 30, 1996

Total Revenue. Total revenue increased from $29.2 million and $55.8 million for the three and six months ended June 30, 1996 to $44.9 million and $86.6 million for the same periods in 1997, representing increases of 53.5% and 55.2%, respectively. These increases are primarily due to an increase in finance charge revenue resulting from an increase in the dollar value of installment contracts receivable. The increase in contracts receivable is primarily the result of an increase in the number of dealers participating in the Company's program and an increase in the average contract size. The Company enrolled 1,045 new dealers into the Company's program during the six months ended June 30, 1997, bringing the total number of dealers as of June 30, 1997 to 6,166 compared to 4,511 as of June 30, 1996.

The average yield on the Company's installment contract portfolio was approximately 11.5% and 11.4% for the six months ended June 30, 1996 and 1997, respectively. The decrease in the average yield principally resulted from an increase in the percent of installment contracts which were greater than 120 days contractually past due (which were 32.8% and 35.5% of gross installment contracts as of June 30, 1996 and 1997, respectively). The level of contractual past due contracts, while significant, is mitigated by the fact that when an installment contract is 120 days contractually past due, the Company (i) transfers the contract to a non-accrual status; and (ii) makes a provision to credit losses equal to the earned but unpaid revenue previously recognized on such installment contract. In addition, the decline in the average yield was also the result of an increase in the average outstanding term of the Company's installment contract portfolio.

Also contributing to the increase in total revenue was interest and other income which increased as a percent of total revenue from 12.2% and 11.6% for the three and six months ended June 30, 1996 to 16.7% and 16.6% for the same periods in 1997. These increases are primarily due to an increase in revenue from commissions relating to third party credit life and service contract products offered by dealers. Earned dealer enrollment fees increased, as a percent of total revenue, from 4.3% and 4.0% for the three and six months ended June 30, 1996 to 4.8% and 4.5% for the same periods in 1997. The increases are due to the continued increase in the number of dealers participating in the Company's financing program. Premiums earned decreased, as a percent of total revenue from 7.6% and 8.2% for the three and six months ended June 30, 1996 to 5.9% and 5.8% for the same periods in 1997. These decreases are primarily the result of a decrease in premiums written under the Company's collateral protection and credit life insurance programs.

Salaries and Wages. Salaries and wages, as a percent of total revenue, decreased from 10.1% and 10.2% for the three and six months ended June 30, 1996 to 9.5% and 9.3% for the same periods in 1997. The Company continues to benefit from increased efficiencies which have allowed it to increase revenue with a less than proportionate increase in personnel costs.

General and Administrative. General and administrative expenses, as a percent of total revenue, decreased from 12.0% and 12.1% for the three and six months ended June 30, 1996 to 11.8% and 11.0% for the same periods in 1997. These decreases reflect the Company's ability to benefit from economies-of-scale, increasing revenue with less than proportionate increases in general and administrative costs. Partially offsetting these decreases was the $500,000 write-off during the three months ended June 30, 1997 of computer software no longer used in the Company's operations.

Provision for Credit Losses. The amount provided for credit losses, as a percent of total revenue, increased from 9.3% and 9.8% for the three and six months ended June 30, 1996 to 17.1% and 17.0% for the same periods in 1997. The increases are primarily the result of amounts provided to increase reserves to cover anticipated losses on dealer advance balances. These reserves are established when the Company estimates that the amounts to be received through the collection of the dealers installment contract receivable pool will be insufficient to recover the dealer advance balance. The company anticipates that as it continues to evaluate its relationship with certain dealers, amounts provided to cover losses on Dealer advance balances for the remainder of 1997, as a percent of total revenue, will continue at higher levels than amounts provided historically.

Sales and Marketing. Sales and marketing expenses, as a percent of total revenue, increased from 3.2% and 3.3% during the three and six months ended June 30, 1996 to 4.6% during the same periods in 1997. These increases are primarily the result of increased sales commissions as a result of the increased enrollment of new dealers into the Company's program, as well as increases in other costs directly associated with the enrollment of new dealers.

Provision for Claims. The amount provided for insurance and service contract claims, as a percent of total revenue, decreased from 2.7% during the three and six months ended June 30, 1996 to 2.0% during the same periods in 1997. This decrease corresponds with a decrease, as a percent of total revenue, in premiums earned from 7.7% and 8.2% for the three and six months ended June 30, 1996 to 5.9% and 5.8% for the same periods in 1997.

Interest Expense. Interest expense, as a percent of total revenue, increased from 9.4% and 8.6% for the three and six months ended June 30, 1996 to 15.1% and 14.4% for the same periods in 1997. These increases, are the result of an increase in the amount of average outstanding borrowings. To a lesser extent, interest expense increased due to a higher average interest rate as a result of the sale of $71.75 million in senior notes in March, 1997. The Company expects to continue to borrow in future periods to assist in funding the continued growth of the Company.

Operating Income. As a result of the aforementioned factors, operating income increased from $15.5 million and $29.7 million for the three and six months ended June 30, 1996 to $17.9 million and $36.2 million for the same periods in 1997, representing increases of 14.9% and 21.9%, respectively.

Foreign Exchange Gain (Loss). The Company incurred a foreign exchange gain of $3,000 and $1,000 for the three and six months ended June 30, 1996 and a foreign exchange gain of $5,000 and a foreign exchange loss of $15,000 for the three and six months ended June 30, 1997. The gain and loss result from the effect of exchange rate fluctuations between the U.S. dollar and foreign currencies on unhedged intercompany balances between the Company and its subsidiaries which operate outside the United States.

Provision for Income Taxes. The provision for income taxes increased from $5.4 million and $10.4 million during the three and six months ended June 30, 1996 to $5.8 million and $12.1 million during the same periods in 1997. The increase is due to a higher level of pretax income in 1997. For the six months ended June 30, the effective tax rate was 33.5% in 1997 and 35.0% in 1996. The decrease in the effective tax rate is due primarily to the utilization of a $331,000 net operating loss carryforward.

INSTALLMENT CONTRACTS RECEIVABLE

     The following table summarizes the composition of installment contracts receivable at the dates indicated:


                                                                       AS OF                          AS OF
     (Dollars in thousands)                                          12/31/96                       06/30/97
                                                                     --------                      ----------
                                                                                                   (Unaudited)
     Gross installment contracts receivable                        $1,251,139                     $1,420,620
     Unearned finance charges                                        (201,760)                      (226,959)
     Unearned insurance premiums, insurance
           reserves, and fees                                          (7,233)                        (8,069)
                                                                   ----------                     ----------
     Installment contracts receivable                              $1,042,146                     $1,185,592
                                                                   ==========                     ==========
     Non-accrual installment contracts as a percent
           of total gross installment contracts                          34.1%                          35.5%
                                                                         =====                          =====

A summary of changes in gross installment contracts receivable is as follows:

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                 -------------------        -------------------
     (Dollars in thousands)                      1996           1997        1996          1997
                                                 ----           ----        ----          ----
                                                     (Unaudited)                  (Unaudited)
     Balance, beginning of period              $885,121     $1,360,899   $ 790,607      1,251,139
     Gross amount of installment
       contracts accepted                       220,288        242,660     424,214        533,641
     Cash collections on installment
       contracts receivable                     (92,514)      (130,833)   (179,792)      (258,806)
     Charge offs                                (31,750)       (55,317)    (53,884)      (101,594)
     Currency Translation                            (a)         3,211          (a)        (3,760)
                                               --------     ----------   ---------     ----------
     Balance, end of period                    $981,145     $1,420,620   $ 981,145     $1,420,620
                                               ========     ==========   =========     ==========

(a) immaterial

DEALER HOLDBACKS

     The following table summarizes the composition of dealer holdbacks at the dates indicated:

                                                                     AS OF                            AS OF
     (Dollars in thousands)                                         12/31/96                         06/30/97
                                                                    --------                        ----------
                                                                                                   (Unaudited)
     Dealer holdbacks                                              $ 998,593                      $1,134,941
     Less:   Advances (net of reserves of $8,754
             and $19,816 at December 31, 1996 and
             June 30, 1997, respectively)                           (502,159)                       (582,101)
                                                                   ---------                      ----------
     Dealer holdbacks, net                                         $ 496,434                      $  552,840
                                                                   =========                      ==========

CREDIT POLICY AND EXPERIENCE

     The Company maintains an allowance for credit losses which, in the opinion of management, adequately reserves against expected future losses in the portfolio of receivables. The risk of loss to the Company related to the installment contracts receivable balance relates primarily to the earned but unpaid servicing fee or finance charge recognized on contractually delinquent accounts. To the extent that the Company does not collect the gross amount of the contract, the remaining gross installment receivable contracts balance is charged off against dealer holdbacks, unearned finance charges and the allowance for credit losses. The Company also maintains a reserve against advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio. Advance balances are continually reviewed by management, and those which are deemed to be unrecoverable are charged against the reserve. Credit loss experience, changes in the character and size of the receivables portfolio and the advance balance, and management's judgment are primary factors used in assessing the overall adequacy of the allowance and advance reserve and the resulting provisions for credit losses. Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual charge offs.

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

     The following tables set forth information relating to charge offs, the allowance for credit losses, the reserve on advances, and dealer holdbacks (Dollars in thousands).

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                            JUNE 30,
                                                                ------------------                -----------------
                                                                1996          1997                1996         1997
                                                                ----          ----                ----         ----
                                                                   (Unaudited)                       (Unaudited)
Provision for credit losses-installment contracts             $ 1,295        $ 2,062            $ 2,814     $  4,615
Provision for credit losses-advances                            1,426          5,607              2,633       10,107

Charged against dealer holdbacks                               25,379         44,237             43,092       81,223
Charged against unearned finance charges                        5,663          9,876              9,578       18,133
Charged against allowance for credit losses                       708          1,204              1,214        2,238
                                                              -------        -------            -------     --------
Total contracts charged off                                   $31,750        $55,317            $53,884     $101,594
                                                              =======        =======            =======     ========

Net charge offs against the reserve on advances               $    23        $   994            $    67     $  1,321






                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               JUNE 30                 JUNE 30
                                                          -----------------      --------------------
                                                          1996        1997       1996            1997
                                                          -----------------      --------------------
                                                            (Unaudited)               (Unaudited)
ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period ..............             $ 8,770     $13,665      $ 7,757     $12,194
Provision for losses ......................               1,295       2,062        2,814       4,615
Charge offs                                                (708)     (1,204)      (1,214)     (2,238)
Currency Translation ......................                  (a)         33           (a)        (15)
                                                        -------     -------      -------     -------
Balance, end of period ....................             $ 9,355     $14,556      $ 9,357     $14,556
                                                        =======     =======      =======     =======


(a) immaterial

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30                         JUNE 30
                                                      ------------------             -----------------
                                                      1996        1997               1996         1997
                                                      ------------------             -----------------
                                                         (Unaudited)                     (Unaudited)

RESERVE ON ADVANCES
Balance, beginning of period ..............          $4,377     $14,168             $ 3,214     $ 8,754
Provision for advance losses ..............           1,426       5,607               2,633      10,107
Advance reserve fees ......................               -         944                   -       2,274
Charge offs                                             (23)       (994)                (67)     (1,321)
Currency Translation ......................              (a)         91                  (a)          2
                                                     ------     -------             -------     -------
Balance, end of period ....................          $5,780     $19,816             $ 5,780     $19,816
                                                     ======     =======             =======     =======


(a) Immaterial




                                                                 AS OF                       AS OF
                                                             JUNE 30, 1996               JUNE 30, 1997
                                                             -------------               -------------
                                                                             (Unaudited)
     Allowance for credit losses as a percent of gross
      installment contracts receivable                             1.0%                      1.0%
     Reserve on advances as a percent of advances                  1.6%                      3.3%
     Dealer holdbacks as a percent of gross installment
      contracts receivable                                        79.7%                     79.9%



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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal need for capital is to fund cash advances made to dealers in connection with the acceptance of installment contracts and for the payment of dealer holdbacks to dealers who have repaid their advance balances. These cash outflows to dealers increased from $233.9 million during the six months ended June 30, 1996 to $288.7 million during the same period in 1997. These amounts were funded from cash collections on installment contracts, income from operations, advances under the Company's credit agreement and proceeds from the sale of $71.75 million in senior notes in March 1997. During the first six months of 1997, the Company borrowed approximately $66.0 million under various
agreements to assist in funding the Company's operations.   The increased need
for capital is primarily a result of the continued growth in new installment contracts accepted. To a lesser extent, the increased need for capital is also due to an increase in the amount advanced per contract, continued increases in dealers' utilization of service contract products offered by the Company, and amounts needed to fund the continued growth of the Company's operations in the United Kingdom and to a lesser extent, Canada and Ireland.

     The Company has a $250 million credit agreement with a commercial bank syndicate. The agreement consists of a $150 million line of credit facility with a commitment period through May 15, 1998 and a $100 million revolving credit facility with a commitment period through May 15, 2000. Both facilities are subject to annual extension for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The borrowings are unsecured with interest payable at the Eurocurrency rate plus a minimum of 61.25 basis points and a maximum of 120 basis points (currently 82.5 basis points) dependent on the Company's debt rating, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to one year. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt-to-equity, limits on the Company's investment in its subsidiaries in the United Kingdom, and requirements that the Company maintain a specified minimum level of net worth. As of June 30, 1997, there was approximately $155.8 million outstanding under these facilities.

     The Company also has a 2.0 million British pound sterling line of credit agreement with a commercial bank in the United Kingdom, which is used to fund the day to day cash flow requirements of the Company's subsidiary which operates in the United Kingdom. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank with interest payable at the United Kingdom bank's base rate (currently 6.5%) plus 65 basis points or at the LIBOR rate plus 56.25 basis points. The rates may be fixed for periods up to six months. As of June 30, 1997, there were no outstandings under this facility.

     The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. In future periods, the Company's short and long-term cash flow requirements will continue to be funded primarily through earnings from operations, cash flow from the collection of installment contracts, the Company's credit facilities and sales of debt securities pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The Company will continue to utilize various sources of financing available from time to time to fund the continuing growth of the Company, both in the United States and abroad. The Company believes that such amounts will be sufficient to meet its short-term and long-term cash flow requirements.

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


Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

           Not applicable.

PART II.

  Item 2.  Changes in Securities.


  On July 1, 1997, the Company's Articles of Incorporation were amended to increase the number of authorized shares of common stock from 60,000,000 to 80,000,000.


  Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on May 19, 1997 at which the shareholders considered the following:

1. The election of six directors. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of shares for and withheld with respect to each nominee.


                     Nominee          Votes For   Votes Withheld
               ---------------------  ----------  --------------

               Donald A. Foss         42,325,671         33,178
               Richard E. Beckman     42,325,671         33,178
               Harry E. Craig         42,325,571         33,278
               Thomas A. FitzSimmons  42,325,671         33,178
               David T. Harrison      42,325,671         33,178
               Sam M. LaFata          42,325,671         33,178


2. To approve a proposal to amend the Articles of Incorporation of the Company to increase the number of authorized Common Shares to 80,000,000.


        Votes For   Votes Against      Abstain   Broker Non-Vote
        ---------  --------------  -----------  ----------------
        41,599,409     741,828        17,612             0


3. To approve a proposal to amend the 1992 Stock Option Plan to increase the number of shares subject to the plan to 5,000,000.

        Votes For      Votes Against      Abstain     Broker Non-Vote
        ----------     -------------      -------     ---------------
        39,779,449      2,505,398         54,815           19,187

     Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

            See Index of Exhibits following the signature page.

            (b) Reports on Form 8-K

            The Company was not required to file a current report on Form 8-K during the quarter ended June 30, 1997 and none were filed during that period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CREDIT ACCEPTANCE CORPORATION

                            (Registrant)




Date:                       /S/Brett A. Roberts
                            -----------------------------
                            Brett A. Roberts
                            Executive Vice President and Chief Financial Officer

                            Signing on behalf of the registrant and as principal financial officer.



Date:                       /S/John P. Cavanaugh
                            ------------------------------
                            John P. Cavanaugh
                            Corporate Controller and Assistant Secretary

                            Principal accounting officer.

                               INDEX OF EXHIBITS


Exhibit Number     Description
--------------     -----------

3(a) (1)           Articles of Incorporation, as amended July 1, 1997

4(c) (1) First Amendment and Consent, dated June 4, 1997, to Second Amended and Restated Credit Agreement dated as of December 4, 1996 and a memorandum evidencing extension of maturity dates.

10(f) (3)          Credit Acceptance Corporation 1992 Stock Option Plan, as
                   amended and restated  May 1997


11                 Statement of Computation of Net Income Per Common Share

27                 Financial Data Schedule