Form 10-Q
period 1997-09-30
CREDIT ACCEPTANCE CORPORATION
filed 1997-11-14
CIK 885550

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               -----------   ---


                       Commission File Number  000-20202

                         CREDIT ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)



          Michigan                                           38-1999511
--------------------------------------------------------------------------------
  (State or other jurisdiction                     (IRS Employer Identification)
of incorporation or organization)

      25505 West Twelve Mile Road,
    Suite 3000, Southfield, Michigan                          48034-8339
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (zip code)

Registrant's telephone number, including area code              (248) 353-2700
                                                   -----------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X  .   No       .
     -----        -----

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


                                                Outstanding at
                           Class               November 10,1997
                -----------------------------  ----------------
                Common Stock - $.01 par value        46,113,115

                               TABLE OF CONTENTS



PART I.         FINANCIAL INFORMATION                                                PAGE NO.

    Item 1.     Financial Statements



                Consolidated Balance Sheets -
                As of December 31, 1996 and September 30, 1997 ...............         1

                Consolidated Income Statements -
                Three and nine month periods ended September 30, 1996 and
                September 30, 1997 ...........................................         2

                Consolidated Statements of Cash Flows -
                Nine months ended September 30, 1996 and September 30, 1997 ..         3

                Consolidated Statement of Shareholders' Equity -
                Nine months ended September 30, 1997 .........................         4

                Notes to Consolidated Financial Statements ...................         5

    Item 2.     Management's Discussion and Analysis
                of Financial Condition and Results of Operations .............         6

    Item 3.     Quantitative and Qualitative Disclosures About Market Risk ..         12

PART II.        OTHER INFORMATION

    Item 6.     Exhibits and Reports on Form 8-K ............................         13

    Signatures  .............................................................         14

    Index of Exhibits .......................................................         15

    Exhibits    .............................................................         16

                         CREDIT ACCEPTANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                   As of           As of
(Dollars in thousands)                                                            12/31/96        9/30/97
                                                                                 ----------      ----------
                                                                                                (Unaudited)
ASSETS
                Cash and cash equivalents                                        $      229      $      238
                Investments                                                           6,320           9,200

                Installment contracts receivable                                  1,042,146       1,222,542
                Allowance for credit losses                                         (12,195)        (17,211)
                                                                                ----------      ----------
                Installment contracts receivable, net                             1,029,951       1,205,331

                Floor plan receivables                                               15,493          19,359
                Notes receivable                                                      2,663           1,589
                Property and equipment, net                                          14,958          19,909
                Deferred income taxes, net                                                -          10,522
                Other assets, net                                                     4,804           6,901
                                                                                 ----------      ----------

TOTAL ASSETS                                                                     $1,074,418      $1,273,049
                                                                                 ==========      ==========
LIABILITIES
                Senior notes                                                        123,400         182,650
                Lines of credit                                                     161,482         192,765
                Mortgage loan payable to bank                                         4,017           3,854
                Accounts payable and accrued liabilities                             29,121          28,974
                Income taxes payable                                                  2,569           2,788
                Deferred dealer enrollment fees, net                                  2,264             862
                Dealer holdbacks, net                                               496,434         618,443
                Deferred income taxes, net                                            8,988               -
                                                                                 ----------      ----------

TOTAL LIABILITIES                                                                   828,275       1,030,336
                                                                                 ----------      ----------
SHAREHOLDERS' EQUITY
                Common stock                                                            458             461
                Paid-in capital                                                     125,398         128,269
                Retained earnings                                                   116,486         112,866
                Cumulative translation adjustment                                     3,801           1,117
                                                                                 ----------      ----------

TOTAL SHAREHOLDERS' EQUITY                                                          246,143         242,713
                                                                                 ----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $1,074,418      $1,273,049
                                                                                 ==========      ==========

                         CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)


(Dollars in thousands, except per share data)        3 Months Ended   3 Months Ended    9 Months Ended    9 Months Ended
                                                         9/30/96          9/30/97           9/30/96           9/30/97
                                                        ----------       ----------        ----------       ----------
REVENUE
              Finance charges                              $23,720           $28,956          $66,252          $92,249
              Interest and other income                      4,539             7,076           10,998           21,475
              Dealer enrollment fees                         1,378             1,750            3,603            5,672
              Premiums earned                                2,855             3,111            7,456            8,119
                                                        ----------        ----------       ----------       ----------
                      Total revenue                         32,492            40,893           88,309          127,515

COSTS AND EXPENSES
              Salaries and wages                             2,900             4,278            8,605           12,349
              General and administrative                     3,881             4,916           10,634           14,410
              Provision for credit losses                    3,422            64,071            8,869           78,793
              Sales and marketing                            1,268             2,100            3,115            6,057
              Provision for claims                             936             1,095            2,470            2,776
              Interest                                       3,801             7,162            8,625           19,639
                                                        ----------        ----------       ----------       ----------
                      Total costs and expenses              16,208            83,622           42,318          134,024
                                                        ----------        ----------       ----------       ----------

OPERATING INCOME (LOSS)                                     16,284           (42,729)          45,991           (6,509)
                                                        ----------        ----------       ----------       ----------
              Foreign exchange gain(loss)                        2                (7)               3              (22)
                                                        ----------        ----------       ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES                           16,286           (42,736)          45,994           (6,531)
              Provision (credit) for income taxes            5,643           (15,028)          16,026           (2,911)
                                                        ----------        ----------       ----------       ----------
NET INCOME (LOSS)                                          $10,643          ($27,708)         $29,968        ($  3,620)
                                                        ==========        ==========       ==========       ==========

Net income (loss) per common share                           $0.23           $ (0.60)           $0.64         $  (0.08)
                                                        ==========        ==========       ==========       ==========

Weighted average shares outstanding                     46,630,208        46,113,115       46,515,428       46,100,670
                                                        ==========        ==========       ==========       ==========

                         CREDIT ACCEPTANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




(Dollars in thousands)                                                9 Months Ended       9 Months Ended
                                                                          9/30/96              9/30/97
                                                                         ---------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                                     $  29,968            ($  3,620)
       Adjustments to reconcile net income to net cash
           provided by operating activities -
           Provision (credit) for deferred income taxes                        304              (19,510)
           Depreciation and amortization                                     1,003                1,543
           Loss on retirement of property and equipment                          -                  512
           Provision for credit losses                                       8,869               78,793
       Change in operating assets and liabilities -
           Accounts payable and accrued liabilities                          9,280                 (147)
           Income taxes payable                                               (214)                 219
           Unearned insurance premiums, insurance reserves, and fees         2,418                1,604
           Deferred dealer enrollment fees, net                                886               (1,402)
           Other assets                                                      2,421               (2,097)
                                                                         ---------           ----------
                        Net cash provided by operating activities           54,935               55,895
                                                                         ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collected on installment contracts receivable                 207,530              283,253
   Purchase of marketable securities                                        (3,526)              (2,880)
   Increase in floor plan receivables                                       (2,076)              (3,866)
   Decrease in notes receivable                                                340                1,074
   Purchase of property and equipment                                       (3,844)              (7,006)
                                                                         ---------           ----------
                        Net cash provided by investing activities          198,424              270,575
                                                                         ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of mortgage loan payable to bank                                 (152)                (163)
   Advances to dealers and payments of dealer holdback                    (388,615)            (417,021)
   Net borrowings under line of credit agreement                            63,563               31,283
   Proceeds from senior note issuance                                            -               71,750
   Repayment of senior notes                                                     -              (12,500)
   Proceeds from stock options exercised                                     1,283                2,874
   Payment of stock issuance costs                                             (34)                  -
                                                                         ---------           ----------
                        Net cash used in financing activities             (253,955)            (323,777)
                                                                         ---------           ----------
                        Effect of exchange rate changes on cash                621               (2,684)
                                                                         ---------           ----------

NET INCREASE IN CASH                                                            25                    9
   Cash and cash equivalents - beginning of period                               1                  229
                                                                         ---------           ----------
   Cash and cash equivalents - end of period                             $      26           $      238
                                                                         ---------           ----------

                         CREDIT ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)


                                                                  Cumulative
                                                                 Translation   Retained
(Dollars in thousands)            Common Stock  Paid-In Capital   Adjustment   Earnings
                                  ------------  ---------------  -----------   --------
Balance as of December 31, 1996   $       458          $125,398     $  3,801   $116,486
Net loss                                     -                -            -     (3,620)
Foreign currency translation
adjustment                                   -                -       (2,684)         -
Stock options exercised                      3            2,871            -          -
                                  ------------  ---------------  -----------   --------
Balance as of September 30, 1997  $        461         $128,269     $  1,117   $112,866
                                  ============  ===============  ===========   ========

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

2.      NET INCOME PER SHARE

        The net income per share amounts are based on the average number of common shares and common stock equivalents outstanding. As the Company incurred a net loss for the three and nine month periods ended September 30, 1997, common stock equivalents would be antidilutive to earnings per share and have not been included in the weighted average shares calculation. All per share amounts have been adjusted to reflect all stock splits declared by the Company.

3.      INCOME TAXES

        No valuation allowance for deferred tax assets have been recorded at September 30, 1997 as the Company believes that it is more likely than not that the deferred tax assets will be realized in the future.


4.      CONTINGENCIES

        The Company has obtained waivers from its lenders, including the holders of its senior notes and the banks under its credit agreement, of compliance with the fixed charge coverage ratio covenant in agreements relating to the Company's indebtedness. Such waivers are effective through December 15, 1997. The Company is in the process of negotiating longer term amendments to the agreements with its lenders which are expected to be executed prior to the expiration of the waivers. Although the Company believes the agreements will be modified to the Company's satisfaction, there can be no assurance to that effect. The failure to modify the fixed charge coverage ratio in such agreements prior to December 15 will, in the absence of further waivers, result in a default under such agreement and will require the Company to replace or refinance the indebtedness thereunder on terms less favorable than those currently available.

5.      NEW ACCOUNTING STANDARDS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        Three and Nine Months Ended September 30, 1997 Compared to Three and Nine Months Ended September 30, 1996

Total Revenue. Total revenue increased from $32.5 million and $88.3 million for the three and nine months ended September 30, 1996 to $40.9 million and $127.5 million for the same periods in 1997, representing increases of 25.9% and 44.4%, respectively. These increases are primarily the result of increases in finance charge revenue for the three and nine month periods. The level of finance charge revenue is a function of the installment contract receivable balance and the yield realized on these installment contracts. The gross installment contracts receivable balance increased from $1.12 billion as of September 30, 1996 to $1.46 billion as of September 30, 1997. The increase in gross installment contracts receivable is primarily the result of contract originations for the period exceeding the sum of collections on installment contracts and charge offs of installment contracts for the period. Future increases in the installment contracts receivable balance will, in large part, be dependent on future origination volumes. Based on an internal review of dealer profitability, the Company discontinued relationships with dealers representing approximately 15% of the Company's loan volume in the third quarter. Because the review was conducted late in the third quarter, the Company anticipates that fourth quarter origination volume will be negatively impacted as compared to the third quarter. The Company expects to continue to monitor its relationships with dealers and make appropriate adjustments to these relationships as required.

The average yield on the Company's installment contract portfolio was approximately 11.1% and 10.9% for the nine months ended September 30, 1996 and 1997, respectively. The decrease in the average yield resulted from an increase in the percent of installment contracts which were in non-accrual status primarily due to the Company changing its non-accrual policy from 120 days on a contractual basis to 90 days on a recency basis (see "Credit Policy and Experience"). The increase in the level of contractual past due contracts, while significant, is mitigated by the fact that when an installment contract is 90 days past due on a recency basis, the Company (i) transfers the contract to a non-accrual status; and (ii) makes a provision to credit losses equal to the earned but unpaid revenue previously recognized on such installment contract. In addition, the decline in the average yield was also the result of an increase in the average outstanding term of the Company's installment contract portfolio.

Also contributing to the increase in total revenue was interest and other income which increased as a percent of total revenue from 14.0% and 12.5% for the three and nine months ended September 30, 1996 to 17.3% and 16.8% for the same periods in 1997. These increases are primarily due to increases in fees earned from third party service contract and credit life products offered by dealers, and an increase in interest earned on floor plan financing which results from increased floor plan balances in 1997. Earned dealer enrollment fees increased, as a percent of total revenue, from 4.2% and 4.1% for the three and nine months ended September 30, 1996 to 4.3% and 4.4% for the same periods in 1997. These increases are due to the continued increase in the number of dealers participating in the Company's financing program. Premiums earned decreased, as a percent of total revenue, from 8.8% and 8.4% for the three and nine months ended September 30, 1996 to 7.6% and 6.4% for the same periods in 1997. These decreases are primarily the result of decreases, as a percent of total revenue, in premiums written under the Company's service contract and credit life insurance programs.

Salaries and Wages. Salaries and wages, as a percent of total revenue, increased from 8.9% and 9.7% for the three and nine months ended September 30,
1996 to 10.5% and 9.7% for the same periods in 1997.   The increases are
primarily due to increases in employee headcount, particularly collection personnel added to service the Company's larger installment contract portfolio. To a lesser extent, the increases are due to increases in the Company's average wage rates.

General and Administrative. General and administrative expenses, as a percent of total revenue, increased from 11.9% for the three months ended September 30, 1996 to 12.0% and for the three months ended September 30, 1997 and decreased from 12.0% for the nine months ended September 30, 1996 to 11.3% for the nine months ended September 30, 1997. The decrease for the nine month period reflects the Company's ability to benefit from economies of scale, increasing revenue with less than proportionate increases in general and administrative costs. Partially offsetting this decrease was the $500,000 write-off during the nine months ended September 30, 1997 of computer software no longer used in the Company's operations.

Provision for Credit Losses. The amount provided for credit losses, as a percent of total revenue, increased from 10.5% and 10.0% for the three and nine months ended September 30, 1996 to 156.7% and 61.8% for the same periods in 1997. These increases are primarily the result of a non-cash charge recorded to reflect an enhancement in the Company's methodology for estimating its reserve for advances made possible by a new loan servicing system implemented at the Company's U.S. and Canadian operations during the three months ended September 30, 1997. Utilizing the new information made available upon the successful implementation of this new system, the Company undertook an extensive review of its exposure related to dealer advances using a static pool analysis on a per dealer basis. In order to reflect the impact of this analysis on the Company's advance reserve, a provision for credit losses in the amount of $60.0 million was recorded. In electing to take a charge of this magnitude, the Company believes that it has reflected the full impact of implementing the new loan servicing system and the information now available. Consistent with Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan", one component of this charge, approximately $30.0 million, results from the present valuing of future cash flows used to determine the advance reserve in order to achieve a level yield over the remaining term of the advance equal to the expected yield at the origination of the impaired advance.

Sales and Marketing. Sales and marketing expenses, as a percent of total revenue, increased from 3.9% and 3.5% during the three and nine months ended September 30, 1996 to 5.1% and 4.8% during the same periods in 1997. These increases are primarily the result of increased sales commissions as a result of the increased enrollment of new dealers into the Company's program, as well as an increase in other costs directly associated with the enrollment of new dealers.

Provision for Claims. The amount provided for insurance and service contract claims, as a percent of total revenue, decreased from 2.9% and 2.8% during the three and nine months ended September 30, 1996 to 2.7% and 2.2% during the same periods in 1997. These decreases correspond with decreases, as a percent of total revenue, in premiums earned from 8.8% and 8.4% for the three and nine months ended September 30, 1996 to 7.6% and 6.4% for the same periods in 1997.

Interest Expense. Interest expense, as a percent of total revenue, increased from 11.7% and 9.8% for the three and nine months ended September 30, 1996 to 17.5% and 15.4% for the same periods in 1997. These increases are a result of an increase in the amount of average outstanding borrowings. To a lesser extent, interest expense increased due to a higher average interest rate as a result of the sale of $71.75 million in senior notes in March 1997. Effective October 22, 1997, the Company's credit rating with Moody's Investor Service was downgraded from Ba2 to Baa3 and the Company's credit rating with Standard and Poor's was downgraded from BBB- to BB. As a result of the downgrades, the Company's Eurocurrency based borrowing margins under the $250 million credit agreement were increased from 82.5 basis points to 120 basis points in accordance with the terms of the credit agreement. The downgrades will have a negative impact on the Company's borrowing costs in future periods. The Company expects to continue to borrow in future periods, as needed, to assist in funding the Company's operations.

Operating Income (Loss). As a result of the aforementioned factors, operating income (loss) decreased from $16.3 million and $46.0 million for the three and nine months ended September 30, 1996 to ($42.7) million and ($6.5) million for the same periods in 1997, representing decreases of 362.4% and 114.2% respectively.

Foreign Exchange Loss. The Company incurred a foreign exchange gain of $2,000 and $3,000 for the three and nine months ended September 30, 1996 and a foreign exchange loss of $7,000 and $22,000 for the same periods in 1997. The gains and losses result from the effect of exchange rate fluctuations between the U.S. dollar and foreign currency on unhedged intercompany balances between the Company and subsidiaries which operate outside the United States.

Provision (Credit) for Income Taxes. The provision (credit) for income taxes decreased from $5.6 million and $16.0 million during the three and nine months ended September 30, 1996 to ($15.0) million and ($2.9) million during the same periods in 1997. The decrease is due to pretax losses in 1997.

INSTALLMENT CONTRACTS RECEIVABLE

     The following table summarizes the composition of installment contracts receivable at the dates indicated:

                                                           AS OF           AS OF
(Dollars in thousands)                                   12/31/96         09/30/97
                                                        ----------      ----------
                                                                        (Unaudited)
Gross installment contracts receivable                  $1,251,139      $1,464,022
Unearned finance charges                                  (201,760)       (232,643)
Unearned insurance premiums, insurance
  reserves, and fees                                        (7,233)         (8,837)
                                                        ----------      ----------
Installment contracts receivable                        $1,042,146      $1,222,542
                                                        ==========      ==========
Non-accrual installment contracts as a percent
  of total gross installment contracts                       34.1%           42.2%
                                                             =====           =====

A summary of changes in gross installment contracts receivable is as follows:

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
(Dollars in thousands)                         SEPTEMBER 30,                   SEPTEMBER 30,
                                        --------------------------      --------------------------
                                           1996            1997            1996            1997
                                        ----------      ----------      ----------      ----------
                                                (Unaudited)                    (Unaudited)
Balance, beginning of period            $  981,145      $1,420,620      $  790,607      $1,251,139
Gross amount of installment
 contracts accepted                        272,836         241,890         697,050         775,531
Cash collections on installment
 contracts receivable                      (98,794)       (128,130)       (278,586)       (386,936)
Charge offs                                (36,857)        (63,641)        (90,741)       (165,235)
Currency translation                            (a)         (6,717)             (a)        (10,477)
                                        ----------      ----------      ----------      ----------
Balance, end of period                  $1,118,330      $1,464,022      $1,118,330      $1,464,022
                                        ==========      ==========      ==========      ==========

(a) Immaterial

DEALER HOLDBACKS

     The following table summarizes the composition of dealer holdbacks at the dates indicated:


                                                          AS OF           AS OF
    (Dollars in thousands)                              12/31/96        09/30/97
                                                        --------        --------
                                                                       (Unaudited)
    Dealer holdbacks                                    $998,593        $1,169,894
    Less:  Advances (net of reserves of $8,754
           and $77,308 at December 31, 1996 and
           September 30, 1997, respectively)            (502,159)         (551,451)
                                                        --------        ----------
    Dealer holdbacks, net                               $496,434        $  618,443
                                                        ========        ==========

CREDIT POLICY AND EXPERIENCE

        The Company maintains an allowance for credit losses which, in the opinion of management, adequately reserves against expected future losses. The risk of loss to the Company related to the installment contracts receivable balance relates to earned but unpaid servicing fees or finance charges recognized on contractually delinquent accounts. Servicing fees, which are booked as finance charges, are recognized under the interest method of accounting until the underlying obligation is 90 days past due on a recency basis. At such time, the Company suspends the accrual of revenue and makes a provision for credit losses equal to the earned but unpaid revenue. On all accounts which no material payment has been received for one year the gross installment receivable contract balance is charged off against dealer holdbacks, unearned finance charges, and the allowance for credit losses.

        During the three months ended September 30, 1997, the Company changed its non-accrual policy from 120 days on a contractual basis to 90 days on a recency basis. The Company, believes this change will allow for earlier identification of underperforming dealer pools.

        The Company also maintains a reserve on advances to dealers. This reserve consists of two components. The first component of the reserve reflects advance balances that are not expected to be recovered through the collections on the related installment contracts receivable portfolio. The second component of the reserve results from the present valuing of estimated future cash flows in order to achieve a level yield over the remaining term of the advance equal to the expected yield at the origination of the impaired advance. During the third quarter, the Company implemented a new loan servicing system for its U.S. and Canadian operations which allows the Company to better estimate future collections for each dealer pool using historical loss experience and a dealer by dealer static pool analysis. The Company plans to implement a similar such system for its operations in the United Kingdom and
Ireland.   As discussed previously, the Company took a non-cash charge during the three months ended September 30, 1997 to reflect the impact of this enhancement in the Company's methodology for estimating the reserve. Future reserve requirements will depend in part on the magnitude of the variance between management's prediction of future collections and the actual collections that are realized. The Company charges off dealer advances against the reserve at such time and to the extent that the advance balance for an individual dealer exceeds the related installment contracts receivable balance.

        The following table sets forth information relating to charge offs, the allowance for credit losses, the reserve on advances, and dealer holdbacks.




                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
(Dollars in thousands)                                SEPTEMBER  30,                  SEPTEMBER 30,
                                                   --------------------         ------------------------
                                                    1996         1997            1996             1997
                                                   -------      -------         -------         --------
                                                        (Unaudited)                    (Unaudited)
Provision for credit losses-installment contracts  $ 2,090      $ 4,091         $ 4,904         $  8,706
Provision for credit losses-advances                 1,332       59,980           3,965           70,087

Charged against dealer holdbacks                    29,493       50,978          72,585          132,201
Charged against unearned finance charges             6,573       11,302          16,151           29,435
Charged against allowance for credit losses            791        1,361           2,005            3,599
                                                   -------      -------         -------         --------
Total contracts charged off                        $36,857      $63,641         $90,741         $165,235
                                                   =======      =======         =======         ========

Net charge offs against the reserve on advances    $   184      $ 3,513         $   251         $  4,834

A summary of changes in the allowance for credit losses and the reserve on advances is as follows:


                               Three Months Ended    Nine Months Ended
                                  September 30          September 30
                              ------------------------------------------
                                1996       1997       1996       1997
                              ------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period.. $   9,357  $  14,556   $  7,757  $  12,195
Provision for loan losses.....     2,092      4,091      4,906      8,706
Charge offs...................      (791)    (1,361)    (2,005)    (3,599)
Currency translation..........        (a)       (75)        (a)       (91)
                               ---------  ---------  ---------  ---------
Balance, end of period........ $  10,658  $  17,211  $  10,658  $  17,211
                               =========  =========  =========  =========

(a) Immaterial



                               Three Months Ended    Nine Months Ended
                                  September 30          September 30
                              ------------------------------------------
                                1996       1997       1996       1997
                              ------------------------------------------
RESERVE ON ADVANCES
Balance, beginning of period.. $   5,780  $  19,816  $   3,214  $   8,754
Provision for advance losses..     1,332     59,980      3,965     70,087
Advance reserve fees..........         -      1,231          -      3,505
Charge offs...................      (184)    (3,513)      (251)    (4,834)
Currency translation..........        (a)      (206)        (a)      (204)
                               ---------  ---------  ---------  ---------
Balance, end of period........ $   6,928  $  77,308  $   6,928  $  77,308
                               =========  =========  =========  =========

(a) Immaterial

                                                        AS OF                   AS OF
(Dollars in thousands)                            SEPTEMBER 30, 1996      SEPTEMBER 30, 1997
                                                  ------------------      ------------------
                                                                (Unaudited)
Allowance for credit losses as a percent of gross
 installment contracts receivable                        1.0%                    1.2%
Reserve on advances as a percent of advances             1.2%                   12.3%
Dealer holdbacks as a percent of gross installment
 contracts receivable                                   79.4%                   79.9%

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal need for capital is to fund cash advances made to dealers in connection with the acceptance of installment contracts and for the payment of dealer holdbacks to dealers who have repaid their advance balances. These cash outflows to dealers increased from $388.6 million during the nine months ended September 30, 1996 to $417.0 million during the same period in 1997. These amounts have been funded from cash collections on installment contracts, income from operations, and advances under the Company's credit agreement. During the first nine months of 1997, the Company borrowed approximately $90.5 million to assist in funding the Company's operations. The borrowings were provided by the Company's line of credit agreements and through the sale of senior notes. These borrowings are primarily a result of cash advances to dealers and payments of dealer holdbacks exceeding principal collection on installment contracts receivable. To the extent the Company's new system enables the Company to be more selective in its dealer relationships, contract originations could be negatively impacted resulting in a proportionate decrease in the Company's need for capital in future periods.

        The Company has a $250 million credit agreement with a commercial bank syndicate. The agreement consists of a $150 million line of credit facility with a commitment period through May 15, 1998 and a $100 million revolving credit facility with a commitment period through May 15, 2000. Both facilities are subject to annual extension for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The borrowings are unsecured with interest payable at the Eurocurrency rate plus a minimum of 61.25 basis points and a maximum of 120 basis points (currently 120 basis points) dependent on the Company's debt ratings, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to one year. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt-to-equity, limits on the ratio of fixed charges to net income, limits on the Company's investment in its foreign subsidiaries, and requirements that the Company maintain a specified minimum level of net worth. As of September 30, 1997, there was approximately $191.9 million outstanding under these facilities.

        As discussed previously, on October 22, 1997, the Company's credit rating with Moody's Investor Service was downgraded from Baa3 to Ba2 and the Company's credit rating with Standard & Poor's was downgraded from BBB- to BB. As a result of the downgrades, the Company's Eurocurrency based borrowing margins under the $250 million credit agreement were increased from 82.5 basis points to 120 basis points in accordance with the terms of the credit agreement. These downgrades will have a negative impact on the Company's borrowing rates and other borrowing costs in future periods. In addition, the downgrades may have a negative impact on the Company's ability to obtain additional capital in future periods.

        The Company has obtained waivers from its lenders, including the holders of its senior notes and the banks under its credit agreement, of compliance with the fixed charge coverage ratio covenant in agreements relating to the Company's indebtedness. Such waivers are effective through December 15, 1997. The Company is in the process of negotiating longer term amendments to the agreements with its lenders which are expected to be executed prior to the expiration of the waivers. Although the Company believes the agreements will be modified to the Company's satisfaction, there can be no assurance to that effect. The failure to modify the fixed charge coverage ratio in such agreements prior to December 15, 1997 will, in the absence of further waivers, result in a default under such agreements and will require the Company to replace or refinance the indebtedness thereunder on terms less favorable than those currently available.

        The Company also has a 2.0 million British pound sterling line of credit agreement with a commercial bank in the United Kingdom, which is used to fund the day to day cash flow requirements of the Company's subsidiary which operates in the United Kingdom. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank with interest payable at the United Kingdom bank's base rate (7.25% at September 30, 1997) plus 65 basis points or at the LIBOR rate plus 56.25 basis points. The rates may be fixed for periods up to six months. As of September 30, 1997, there was approximately 567,000 British pounds ($915,000 U.S. dollars) outstanding under this facility.

        The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. In future periods, the Company's short and long-term cash flow requirements will continue to be funded primarily through earnings from operations, cash flow from the collection of installment contracts, and the Company's credit facilities. The Company will continue to utilize various sources of financing available from time to time to fund the operations of the Company. Should such financing become limited, the Company's ability to maintain or increase loan originations will be funded through earnings from operations and cash flow from the collection of installment contracts.

        The foregoing discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various uncertainties, including competition from traditional financing sources and from non-traditional lenders, adverse changes in applicable laws and regulations, adverse changes in economic conditions, adverse changes in the automobile or finance industries or in the non-prime consumer finance market and the Company's ability to increase or maintain the volume of installment contracts accepted and historical collection rates.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

PART II.

     Item 6.    Exhibits and Reports on Form 8-K

                (a) Exhibits

                See Index of Exhibits following the signature page.

                (b) Reports on Form 8-K

                The Company was not required to file a current report on Form 8-K during the quarter ended September 30, 1997 and none were filed during that period. A Form 8-K was filed on October 23, 1997 disclosing certain information under Item 5. No financial statements were filed therewith.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CREDIT ACCEPTANCE CORPORATION
                                (Registrant)



Date: November 13, 1997         /S/Brett A. Roberts
                                -------------------------------------------
                                Brett A. Roberts
                                Executive Vice President and Chief Financial
                                Officer

                                Signing on behalf of the registrant and as principal financial officer.




Date:  November 13, 1997        /S/John P. Cavanaugh
                                -------------------------------------------
                                John P. Cavanaugh
                                Vice President, Corporate Controller and
                                Assistant Secretary

                                Principal accounting officer.

                               INDEX OF EXHIBITS


Exhibit Number      Description
--------------      -----------

     11             Statement of Computation of Net Income Per Common Share

     27             Financial Data Schedule