Form 10-K405
period 1997-12-31
CREDIT ACCEPTANCE CORPORATION
filed 1998-03-23
CIK 885550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THIS FISCAL YEAR ENDED DECEMBER 31, 1997

                                                Commission File Number 000-20202

                          CREDIT ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                                    38-1999511
(State or other jurisdiction                            (I.R.S. Employer Identification No.)
of incorporation or organization)

25505 W. TWELVE MILE ROAD, SUITE 3000
SOUTHFIELD, MICHIGAN                                                  48034-8339
(Address of principal executive offices)                              (Zip Code)


       Registrant's telephone number, including area code: (248) 353-2700

                           -----------------------

        Securities Registered Pursuant to Section 12(b) of the Act: None

    Securities Registered Pursuant to Section 12(g) of the Act: Common Stock


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of 14,662,915 shares of the Registrant's common stock held by nonaffiliates on March 20, 1998 was approximately $130,133,371. For purposes of this computation all officers, directors and 5% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

         At March 20, 1998 there were 46,113,115 shares of the Registrant's Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement pertaining to the 1998 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

                          CREDIT ACCEPTANCE CORPORATION
                          YEAR ENDED DECEMBER 31, 1997

                               INDEX TO FORM 10-K

ITEM NO.                                                                                                        PAGE NO.
--------                                                                                                        --------
                                             PART I.
 1.            Business...............................................................................            1
 2.            Properties.............................................................................            7
 3.            Legal Proceedings......................................................................            7
 4.            Submission of Matters to a Vote of Security Holders....................................            8

                                             PART II.

 5.            Market Price and Dividend Information..................................................            9
 6.            Selected Financial Data................................................................           10
 7.            Management's Discussion and Analysis of Financial Condition and Results
                    of Operations....................................................................            11
7A.            Quantitative and Qualitative Disclosures About Market Risk.............................           16
 8.            Financial Statements and Supplemental Data.............................................           18
 9.            Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure.............................................................            33

                                             PART III.

10.            Directors and Executive Officers of the Registrant.....................................           34
11.            Executive Compensation.................................................................           34
12.            Security Ownership of Certain Beneficial Owners and Management.........................           34
13.            Certain Relationships and Related Transactions.........................................           34

                                             PART IV.

14.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................           35


                                     PART I


ITEM 1.       BUSINESS

GENERAL

         Credit Acceptance Corporation ("CAC" or the "Company"), incorporated in Michigan in 1972, is a specialized financial services company which provides funding, receivables management, collection, sales training and related products and services to automobile dealers located in the United States, the United Kingdom, Canada and Ireland. CAC assists such dealers with the sale of used vehicles by providing an indirect financing source for buyers with limited access to traditional sources of consumer credit ("Non-prime Consumers"). As of December 31, 1997, CAC had aggregate gross installment contracts receivable of approximately $1.25 billion. CAC has developed special-purpose management information and operating systems, utilizing sophisticated computer and telephone interface capabilities, which allow it to efficiently accept, manage and collect installment contracts written by participating dealers.

         CAC also provides dealers with enhancements to the Company's program which provide the Non-prime Consumer with the opportunity to purchase a number of ancillary products, including point-of-sale dual interest collateral protection insurance provided by third party insurance carriers, credit life and disability insurance and vehicle service contracts offered by dealers. Through wholly-owned subsidiaries, the Company also reinsures certain of the point-of-sale dual interest collateral protection insurance and credit life and disability insurance policies issued in conjunction with installment contracts originated by dealers. To a significantly lesser extent, CAC assists dealers in financing their inventories and businesses by providing floor plan financing and secured working capital loans. As of December 31, 1997, floor plan receivables represented 1.8% of total assets while notes receivable (representing working capital loans) represented 0.1% of total assets. In addition, the Company's credit reporting subsidiary provides credit information and consumer reports to companies serving the Non-prime Consumer market.

PRODUCTS AND SERVICES

         CAC derives its revenues from four principal sources: (i) servicing fees (which are accounted for as finance charges) earned as a result of servicing and collecting installment contracts originated and assigned to the Company by dealers; (ii) fees charged to dealers at the time they enroll in the Company's program; (iii) vehicle service contract fees and other income earned primarily in connection with loans made directly to dealers for floor plan financing and secured working capital purposes and fees earned from third party service contract and credit life and disability products offered by dealers; and (iv) premiums earned from the Company's reinsurance activities and service contract programs. The following table sets forth the percent relationship to total revenue from each of these sources.

                                                                       For the years ended December 31,
                        Percent of Total Revenue                     1995                 1996                 1997
                -----------------------------------------------------------------------------------------------------
                Finance charges..........................            77.9%                75.0%                71.2%
                Dealer enrollment fees...................             3.3                  4.1                  4.5
                                                                ---------             --------             --------
                     Total core products................             81.2                 79.1                 75.7
                                                                ---------             --------             --------

                Vehicle service contract fees
                  and other income.......................            11.2                 13.2                 17.4
                Premiums earned..........................             7.6                  7.7                  6.9
                                                                ---------             --------             --------
                     Total ancillary products...........             18.8                 20.9                 24.3
                                                                ---------             --------             --------
                     Total revenue......................            100.0%               100.0%               100.0%
                                                                =========             ========             ========

PRINCIPAL BUSINESS

         CAC's principal business involves: (i) the acceptance of installment contracts originated and assigned by participating dealers; and (ii) the subsequent management and collection of such contracts. For installment contracts meeting the Company's criteria, CAC makes a formula-based cash payment to the dealer (an "Advance") . The Company may Advance up to 90% of the amount financed with advances typically ranging between 50% and 75% of the amount financed. To mitigate its risk, at the time of accepting the assignment of an installment contract, CAC obtains a security interest in the vehicle and establishes a dealer holdback equal to the gross amount of the contract, less the Company's servicing fee, which is recorded as an unearned finance charge. CAC's acceptance of such contracts is generally without recourse to the general assets of the dealer.

         CAC offers its dealers several Advance alternatives, which are calculated based upon the dealer's history with the Company, the credit profile of a particular customer and the year, make, model, and mileage of the used vehicle to be financed.

         Monthly cash receipts, related to the aggregate installment contracts accepted from an individual dealer, are remitted to such dealer, but only after:

         (i) the Company is reimbursed for certain collection costs relating to all contracts accepted from such dealer;

         (ii) the Company receives a servicing fee (typically 20%) of the aggregate net monthly receipts (monthly cash receipts less certain collection costs); and

         (iii)     the Company has recovered all advances made to such dealer.

OPERATIONS

         Dealer Selection and Enrollment Fee. CAC has adopted specific policies relative to establishing the eligibility of prospective dealers for the Company's program. A dealer's participation in the Company's program begins with the execution of a servicing agreement, which requires the dealer to meet certain criteria.

         Pursuant to such agreement, a dealer represents that it will only submit contracts to CAC which satisfy criteria established by the Company, meet certain conditions with respect to the binding nature and the status of the security interest in the purchased vehicle and comply with applicable state, federal and foreign laws and regulations. Dealers receive a monthly statement from the Company, summarizing all transactions on contracts originated by such dealer. Also, where applicable, the dealer will receive a payment from CAC for any portion of the payments on contracts to which the dealer is entitled under the servicing agreement.

         The servicing agreement may be terminated by the Company or by the dealer (as long as there is no event of default or an event which, with the lapse of time, giving of notice or both, would become an event of default) upon 30 days prior written notice. Events of default include, among other things, (i) the dealer's failure to perform or observe covenants in the servicing agreement;
(ii) the dealer's breach of a representation in the servicing agreement; (iii) a misrepresentation by the dealer relating to an installment contract submitted to the Company or a related vehicle or purchaser; and (iv) the appointment of a receiver for, or the bankruptcy or insolvency of, the dealer. The Company may terminate the servicing agreement immediately in the case of an event of default by the dealer. Upon any termination by the dealer or in the event of a default, the dealer must immediately pay the Company: (i) any unreimbursed collection costs; (ii) any unpaid advances and all amounts owed by the dealer to the Company; and (iii) a termination fee equal to 20% of the then outstanding amount of the installment contracts originated by such dealer and accepted by the Company. Upon receipt in full of such amounts, the Company will reassign the installment contract receivable and its security interest in the financed vehicle to the dealer. In the event of a termination by the Company (or any other termination if the Company and the dealer agree), the Company may continue to service installment contracts accepted prior to termination in the normal course of business without charging a termination fee.

         New dealers located in the United States and Canada are generally charged a $4,500 dealer enrollment fee, which affords the dealer access to the Company's training material and programs and helps offset the administrative expenses associated with new dealer enrollment. No dealer enrollment fee is charged to dealers in the United Kingdom and Ireland.

         Assignment of contracts. The dealer assigns title to the installment contract and the security interest in the vehicle to the Company. Thereafter, the rights and obligations of the Company and the dealer are defined by the servicing agreement, which provides that the contract assignment to the Company is as nominee for the dealer for the purposes of administration, servicing and collection of the amounts due under the assigned contract, as well as for security purposes. At the time a contract is submitted, CAC evaluates the contract to determine if it meets the Company's cash Advance criteria. Contracts which do not meet the Company's cash Advance criteria may still be accepted for servicing without an Advance being paid.

         Contract Portfolio. The portfolio of installment contracts contains loans of initial duration generally ranging from six to 36 months, with an average initial maturity of approximately 31 months. The Company receives a servicing fee generally equal to 20% of the gross amount of the contract, with rate of return varying, based upon the amount of the Advance and the maturity of the contract.

The following table sets forth, for each of the periods indicated, the average size of installment contracts accepted by the Company, the percent growth in the average size of contracts accepted, the average initial maturity of the contracts accepted, the average Advance per installment contract accepted and the average advance as a percent of the average installment contract accepted.

                                                                                   As of December 31,
                Average Contract Data                           1993         1994         1995         1996           1997
----------------------------------------------------------------------------------------------------------------------------
Average size of installment contracts accepted
      during the period .................................      $4,415       $5,922       $6,507       $7,249       $  8,340
                                                               ======       ======       ======       ======       ========

Percentage growth in average size of contract ...........         6.1%        34.1%         9.9%        11.4%          15.1%
                                                               ======       ======       ======       ======       ========

Average initial maturity (in months) ....................          20           25           25           30             31
                                                               ======       ======       ======       ======       ========

Average Advance per installment contract.................      $1,765       $2,637       $3,220       $3,837       $  4,228
                                                               ======       ======       ======       ======       ========

Average Advance as a percent of average installment
      contract ..........................................        40.0%        44.5%        49.5%        52.9%          50.7%
                                                               ======       ======       ======       ======       ========

         Servicing and Collections. CAC's staff of professional and experienced collection personnel collect amounts due on installment contracts, assisted by highly specialized computer and telephone interface systems. CAC installed a new, state-of-the-art telephone system during 1994, significantly upgraded this system in December 1995 and expanded the system in early 1997. This system has significantly improved the Company's ability to process telephone calls. CAC's computer system provides personnel with immediate access to all information contained in the customer's contract and application, including the amount of the contract, maturity, interest rate, vehicle and reference information and payment history. See "Systems Overview."

         Collectors monitor their assigned contracts, assisted by a computerized priority system, and typically take action on contracts within 5 days of delinquency. If a customer is delinquent, the Company's policy is to attempt to resolve the delinquency by persuading the customer to make some type of payment. Since the customer generally has a poor credit history, the Company's program provides the customer with an opportunity to restore his or her credit rating. The Company believes its interests are best served by permitting the customer to retain the vehicle and make payments, even if the maturity of the loan needs to be extended beyond the original term.

         The repossession process typically begins when a customer becomes approximately 60 days past due. However, when a new customer misses their first payment due, the repossession process typically begins when the customer becomes approximately 30 days past due. At that time, the Company contracts with a third party to repossess and sell the vehicle at an auction. These costs, to the extent permitted by law, are added to the amount due from the customer and the dealer Advance amount. If the proceeds from the auction are not sufficient to cover the total balance due, the Company may seek to recover its "deficiency balance" from the customer through legal means, including wage garnishment to the extent permitted by applicable law. Although the Company continues to pursue collection, the deficiency balance is charged-off after nine months of not receiving any material payments.

         Systems Overview. The Company employs three major computer systems in its U.S. operations: (i) the Application and Contract System ("ACS") which is used from the time a dealer faxes an application to the Company until the contract is received and funded, (ii) the Loan Servicing System ("LSS") which contains all loan and payment information and is the primary source for management information reporting, and (iii) the Collection System ("CS") which is used by the Company's collections personnel to track and service all active customer accounts.

         ACS - The ACS system, designed and built by an independent consulting firm hired by the Company, was installed in May 1997. This system replaced certain functionality of the Company's previous systems. The system enables the Company to efficiently process a large volume of application and contract data. Upon receipt, from the dealer, of a faxed application at the Company's headquarters in Southfield, Michigan, Company personnel input the application data into the ACS system. The system automatically pulls all credit bureau and vehicle guidebook data and includes such data in the application file which is routed to one of seven analyst teams based on the dealer's location. An analyst reviews each application file on-line to determine if the transaction is properly structured and meets the Company's guidelines for an Advance. The ACS system provides the analyst with information regarding the borrower, including information on the borrower's residence, employment, wage level and references, information on the vehicle including the vehicle's age, mileage and guidebook value, and on the transaction information including sale price, down payment, interest rate and term. The system computes the Advance amount according to predefined programs based on dealer and loan variables, provides the analyst with warning flags on out of tolerance application variables and allows the analyst to select from a predefined set of stipulations to include on the Advance approval transmittal, which is automatically faxed to the dealer. After the sale of the vehicle, the installment contract package is sent to the Company by the dealer. The contract information is input into the ACS system. The system compares the contract data to the application data and reviews compliance with analyst stipulations. After any variances have been addressed, the system sends an Advance payment to the dealer by either check or electronic transaction. The system generally enables the Company to approve application files in under one hour and fund contracts within 24 hours of receipt of all required documents. The system enables management personnel to report on service level by analyst and by region, application and contract volumes by dealer and by program, exceptions granted and various other reports as needed. The ACS system automatically loads all new contract data into the LSS system.

         LSS - The LSS system, designed and built for the Company by the same consulting firm, was installed and implemented in the third quarter 1997. This system contains all loan transaction data, including payments and charge-offs for loans acquired by the Company since July 1990. The system is the Company's primary information source for management reporting including production of monthly statements sent to dealers summarizing the status of their accounts and the Company's static pool system, which provides the Company with a static pool analysis on a per dealer basis. This system projects future collections for each dealer based on actual prior loss history. These projections are then used to analyze dealer profitability and to estimate and record the Company's reserve on advances to dealers. The LSS system interfaces with both the ACS and CS systems.

         CS - The CS system which is used by Company collection personnel to service all active accounts was purchased, modified and installed in 1989. The collection system provides data on all of the Company's customer accounts including loan and payment information as well as a log of all account activity including letters sent and summaries of telephone contact. The system generates payment books which are sent on all new accounts, generates all collection letters and notices, allows collectors to record promises to pay and broken promises, interfaces with a predictive dialing system, assigns accounts to collection personnel and tracks results on a per collector basis. Repossession and legal accounts are also processed on this system. The CS system interfaces with the phone system, predictive dialer and the LSS system.

         CAC utilizes certain software that will be affected by the year 2000 date change. Modifications to computer systems to process year 2000 date transactions and receipt of vendor confirmations that their software is year 2000 compliant began in 1997. CAC expects that all new software installations or other modifications to its computer systems will be completed by the year 2000. Anticipated spending for modifications will be expensed as incurred, while the cost for new software will be capitalized and amortized over the software's useful life. At this time, CAC does not expect that the cost of these modifications or software will have a material effect on its financial position, liquidity, or results of operations.

ANCILLARY PRODUCTS

         The Company continually explores methods by which its business relationships with dealers may be enhanced. Since 1993, the Company has introduced several ancillary products, including insurance and service contract programs and enhancements to floor plan and Advance programs.

         Insurance and Service Contract Programs. CAC has arrangements with insurance carriers to assist dealers in offering credit life and disability insurance to Non-prime Consumers. Pursuant to this program, the Company advances to dealers an amount equal to the credit life and disability insurance premium on contracts accepted by the Company, which include credit life and disability insurance written by the Company's designated insurance carriers. The Company is not involved in the actual sale of insurance; however, as part of the program, the insurance carriers cede insurance coverages and premiums (less a fee) to a wholly-owned subsidiary of the Company, which reinsures such coverages. As a result, the subsidiary bears the risk of loss attendant to claims under the coverages ceded to it, and earns revenues resulting from premiums ceded and the investment of such funds.

     Buyers Vehicle Protection Plan, Inc. ("BVPP"), a subsidiary of CAC, operates as an administrator of certain vehicle service contract programs offered by dealers to consumers. Under this program, the Company is paid an administrative fee and in return agrees to reimburse dealers for designated amounts that the dealer is required to pay for covered repairs on the vehicles it sells. The Company advances to dealers an amount equal to the purchase price of the vehicle service contract on contracts accepted by the Company which include vehicle service contracts. The Company has, in turn, subcontracted its obligations to administer these programs to third parties that have operated such programs for several years. Nevertheless, the risk of loss (reimbursement obligations in excess of the purchase price of the vehicle service contract) remains with the Company. In addition, BVPP has relationships with third party service contract providers which pay BVPP a fee on service contracts included on installment contracts financed through participating dealers. BVPP does not bear any risk of loss for covered claims on these third party service contracts. The income from the non-refundable fee is recognized upon acceptance of the installment contract.

         The Company has an arrangement with insurance carriers and a third party administrator to market and provide claims administration for a dual interest collateral protection program. This insurance program, which insures the financed vehicle against physical damage up to the lesser of the cost to repair the vehicle or the unpaid balance owed on the related installment contract, is offered to Non-prime Consumers who finance vehicles through participating dealers. If desired by a Non-prime Consumer, collateral protection insurance coverage is written under a group master policy issued by the unaffiliated insurance carriers to the Company. The Company is not involved in the actual sale of insurance; however, as part of the program, the insurance carriers cede insurance coverages and premiums (less a fee) to CAC Reinsurance, Ltd., a subsidiary of the Company, which acts as a reinsurer of such coverages. As a result, the subsidiary bears the risk of loss attendant to claims under the coverages ceded to it, and earns revenues resulting from premiums ceded and the investment of such funds.

         Floor Plan Financing and Secured Working Capital Loans. The Company offers floor plan financing to certain dealers, pursuant to which the Company makes loans to dealers to finance vehicle inventories, in each case secured by the inventory, the related proceeds from the future sale of such inventory and future collections on installment contracts accepted from such dealers. This financing is provided on a selected basis as an accommodation to both affiliated and unaffiliated dealers, generally at a floating rate of interest equal to prime plus 4% (minimum of 12%) on an amount equal to 75% of the market value of the vehicle financed. On a selected basis, the Company also provides dealers with working capital loans. These loans are secured by all assets of the dealer, including any future cash collections owed to the dealer on installment contracts.

         Credit Reporting Services. Montana Investment Group, Inc. a subsidiary of the Company, supplies risk assessment and fraud alert information and computerized skiptracing services regarding Non-prime Consumers to companies serving the Non-prime Consumer market. Such information and services are generally not available from traditional consumer information sources.

         The Company continually considers other programs that will increase its services to dealers. The Company intends that such programs, if undertaken, will be initially marketed selectively in order to establish strong operating systems and assess the potential profitability of these services. Such programs may be discontinued at any time.

SALES AND MARKETING

         The Company's program is marketed directly to used vehicle dealers and to new automobile dealers with used vehicle departments. Marketing efforts are initially concentrated on a particular geographic area through the distribution of marketing brochures and via advertising in trade journals and other industry publications directly to automobile dealers. Follow-up is subsequently conducted through telemarketing, videotapes and monthly newsletters explaining the Company's program. Free training seminars are available to dealers desiring to learn more about the Company's program, as well as to participating dealers. The Company also establishes relationships with dealers through referrals from third party vendors and participating dealers.

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

         In an effort to better align the long-term interests of participating dealers with those of the Company and to increase the volume of contracts per dealer, the Company has implemented the CAC Century Club. This program offers dealers the opportunity to profit from the growth of the Company by granting the dealers stock options based on the number of contracts accepted by the Company from the dealer. As of December 31, 1997, approximately 450 dealers are included in the program. Options are generally granted to dealers based on the Company accepting a minimum of 100 contracts from the dealer in a calendar year. Upon the Company's acceptance of 100 contracts from a dealer, the dealer receives an option to purchase 1,000 shares of Common Stock. The dealer receives an option to purchase an additional 200 shares for each additional 100 contracts accepted by the Company from the dealer in a calendar year. The exercise price for the options is equal to the fair market value of the Common Stock on the date of the grant. Such options become exercisable in three annual installments beginning one year after grant and expire five years after grant.

         The Company has selected ten Century Club dealers as part of a dealer Advisory Board which meets periodically to discuss the Company's financing programs and offer suggestions for enhancements of the Company's products and services.

CREDIT LOSS POLICY AND EXPERIENCE

     When an installment contract is acquired, the Company generally pays a cash advance to the dealer. These advance balances represent the Company's primary risk of loss related to the funding activity with the dealers. The Company maintains a reserve on Advances to dealers which reflects Advance balances that are not expected to be recovered through collections on that dealer's related installment contract receivable portfolio. For purposes of establishing the reserve, future collections (including the anticipated proceeds from repossessed collateral) are reduced to present value in order to achieve a level yield over the remaining term of the Advance equal to the expected yield at the origination of the impaired Advance. During 1997, the Company implemented a new loan servicing system which allows the Company to better estimate future collections for each dealer pool using historical loss experience and a dealer by dealer static pool analysis. The Company took a charge during 1997 to reflect the impact of this enhancement in the Company's methodology for estimating the reserve. Future reserve requirements will depend in part on the magnitude of the variance between management's prediction of future collections and the actual collections that are realized. Ultimate losses may vary from current estimates and the amount of provision, which is a current expense, may be either greater or less than actual charge offs. The Company charges off dealer Advances against the reserve at such time and to the extent that the Company's static pool analysis determines that the Advance is completely or partially impaired.

     The Company maintains an allowance for credit losses which, in the opinion of management, adequately reserves against expected credit losses on installment contracts that are considered impaired. The risk of loss to the Company related to the installment contracts receivable balance relates to earned but unpaid servicing fees or finance charges recognized on contractually delinquent accounts. Servicing fees, which are booked as finance charges, are recognized under the effective interest method of accounting until the underlying obligation is 90 days past due on a recency basis. At such time, the Company suspends the accrual of revenue and makes a provision for credit losses equal to the earned but unpaid revenue. On all accounts which no material payment has been received for nine months, the gross installment contract balance is charged off against dealer holdbacks, unearned finance charges, and the allowance for credit losses.

     During 1997, the Company changed its non-accrual policy from 120 days on a contractual basis to 90 days on a recency basis and changed its charge off policy to nine months on a recency basis from one year. The Company believes these changes will allow for earlier identification of underperforming dealer pools.

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

During the past year, many of CAC's competitors have disclosed that they have exited the Non-prime consumer finance market, do not have funding to acquire additional installment contract receivables from dealers or have strengthened credit standards which in turn has reduced the volume of new business. These events suggest that the Non-prime consumer finance market should become less competitive, however, the dealers appear to continue to have many alternatives to sell the installment contract receivables.

CUSTOMER AND GEOGRAPHIC CONCENTRATIONS

         Installment contracts receivable attributable to contracts accepted from affiliated dealers owned by the Company's majority shareholder represented approximately 5%, 4% and 4% of gross installment contracts receivable at the end of 1995, 1996 and 1997, respectively. Approximately 6%, 3% and 1% of the value of installment contracts accepted and approximately 5%, 3% and 1% of the number of installment contracts accepted by the Company during 1995, 1996 and 1997, respectively, were originated by affiliated dealers. Affiliated dealers are not obligated to continue doing business with CAC, nor are they precluded from owning or operating businesses which may compete with the Company. As of December 31, 1997, approximately 33.8% of the participating dealers in the United States were located in Michigan, Ohio, Indiana, Illinois and Missouri and these dealers accounted for approximately 34.8% of the number of contracts accepted from United States dealers in 1997. As of December 31, 1997, approximately 13.5% of the Company's total dealers were located in the United Kingdom and during 1997 these dealers accounted for approximately 15.2% of the new contracts accepted by the Company. No single dealer (including no single affiliated dealer) accounted for more than 10% of the number of installment contracts accepted by the Company during 1995, 1996 or 1997.

         The following table sets forth, for each of the last three years, the Company's domestic and foreign operations, the amount of revenues from customers, operating profits or loss and identifiable assets.

                                                     As of and for Years Ended
                                                            December 31,
                                         ---------------------------------------------
                                             1995              1996           1997
--------------------------------------------------------------------------------------
Revenues from customers
      United States ................      $  81,820       $ 107,315       $ 134,950
      United Kingdom ...............          3,261          16,600          28,598
      Ireland ......................                              1             195
      Canada .......................                             18             492
Operating profit (loss) (1)
      United States ................      $  45,144       $  54,302       ($  9,244)
      United Kingdom ...............            349           9,348          10,755
      Ireland ......................                            (58)            (51)
      Canada .......................                             16            (116)
Identifiable assets
      United States ................      $ 646,601       $ 934,076       $ 949,771
      United Kingdom ...............         39,839         139,764         159,675
      Ireland ......................                            337           2,479
      Canada .......................                            241           3,685

(1) Calculated after deducting interest expenses, but before provision for income taxes.

REGULATION

     The Company's business is subject to various state, federal and foreign laws and regulations which require licensing and qualification, limit interest rates, fees and other charges associated with the installment contracts assigned to the Company, require specified disclosures by automobile dealers to consumers, govern the sale and terms of the ancillary products and define the Company's rights to repossess and sell collateral. Failure to comply with, or an adverse change in, these laws or regulations could have a material adverse effect on the Company by, among other things, limiting the states or countries in which the Company may operate, restricting the Company's ability to realize the value of the collateral securing the contracts, or resulting in potential liability related to contracts accepted from dealers. In addition, governmental regulations which would deplete the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on the Company. The Company is not aware of any such legislation currently pending. The Company has suspended temporarily its acceptance of contracts in the District of Columbia pending receipt of regulatory approval of contract forms.

     The sale of insurance products by dealers is also subject to state laws and regulations. As the Company does not deal directly with consumers in the sale of insurance products, it does not believe that its business is significantly affected by such laws and regulations. Nevertheless, there can be no assurance that insurance regulatory authorities in the jurisdictions in which such products are offered by dealers will not seek to regulate the Company or restrict the operation of the Company's business in such jurisdictions. Any such action could materially adversely affect the income received from such products. CAC's credit life and disability reinsurance subsidiary is licensed, and is subject to regulation, in the state of Arizona, and CAC's property and casualty reinsurance subsidiary is licensed in the Turks and Caicos Islands.

     The Company's operations in the United Kingdom, Canada and Ireland are also subject to various laws and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the United States.

     Management believes that the Company maintains all material licenses and permits required for its current operations and is in substantial compliance with all applicable laws and regulations. The Company's servicing agreement with dealers provides that the dealer shall indemnify the Company with respect to any loss or expense the Company incurs as a result of the dealer's failure to comply with applicable laws and regulations.

EMPLOYEES

     As of December 31, 1997, the Company employed 714 persons, 417 of whom were collection personnel, 124 were contract origination and processing personnel, 75 were marketing professionals, 19 were accounting professionals and the remainder were management or support personnel. The Company's employees have no union affiliations and the Company believes its relationship with its employees is good.


ITEM 2.       PROPERTIES

     The Company's headquarters are located at 25505 West Twelve Mile Road, Southfield, Michigan 48034. The Company purchased the office building in 1993, which it financed in part by a loan secured by a mortgage on the building. The office building includes approximately 118,000 square feet of space on five floors. The Company occupies approximately 54,000 square feet of the building, with most of the remainder of the building leased to various tenants. The Company plans to continue to lease out excess space in the building until such time as the Company's expansion needs require it to occupy additional space.

     The Company leases an office building in Worthing, West Sussex, in the United Kingdom, which is the headquarters for the Company's United Kingdom operations. The Company occupies approximately 10,000 square feet of the building under a lease expiring in September 2007.

     The Company owns an office building in Norcross, Georgia which houses the Company's credit reporting services subsidiary. The office building includes approximately 4,100 square feet of space on two floors. In addition, the Company occupies approximately 1,200 square feet of space in an adjacent building under a lease expiring in September 1998.

ITEM 3.       LEGAL PROCEEDINGS

     In the normal course of business and as a result of the consumer-oriented nature of the industry in which the Company operates, industry participants are frequently subject to various consumer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth in lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations. The Company, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. Many of these cases are filed as purported class actions and seek damages in large dollar amounts and have received significant attention in recent years due to large punitive awards by juries, particularly in Alabama, where the plaintiff bar has been very active in bringing claims against finance companies.

     The Company is currently a defendant in a class action proceeding commenced on October 9, 1997 by Marion Fielder and Deborah Williams which is pending in the United States District Court for the Western District of Missouri. Plaintiffs allege that the Company is liable for multiple violations of state and federal consumer protection laws and are seeking injunctive relief and damages. The court has certified a class for each of the alleged violations. The Company is vigorously defending this litigation.

       The Company and certain officers and directors of the Company have been named as defendants in a number of putative class action complaints seeking money damages for alleged violations of the federal securities laws. The complaints were filed between January 29, 1998 and March 3, 1998 in the United States District Court for the Eastern District of Michigan. The complaints generally allege that the Company's financial statements issued during the period September 29, 1995 through October 22, 1997 did not accurately reflect the Company's true financial condition and results of operations because such reported results failed to be in accordance with generally accepted accounting principles and that such results contained material accounting irregularities in that they failed to reflect adequate reserves for credit losses. The complaints further allege that the Company issued public statements during the alleged class period which fraudulently created the impression that the Company's accounting practices were proper. The Company intends to vigorously defend these actions.

     Management is of the opinion that the resolution of these proceedings will not have a material effect on its financial position or results of operations. Future events and circumstances could alter managements' conclusion with respect to these matters.


     The frequency of litigation has increased as the Company's business activities have expanded. The Company believes that the structure of its dealer program and the ancillary products, including the terms and conditions of its servicing agreement with dealers, may mitigate its risk of loss in any such litigation. Management believes the Company has taken prudent steps to address the litigation risks associated with its business activities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II.

ITEM 5.      MARKET PRICE AND DIVIDEND INFORMATION

     The Company's Common Stock is traded on the Nasdaq Stock Market's National Market (symbol CACC). The high and low sale prices for the Common Stock for each quarter during the two year period ending December 31, 1997 as reported by the National Association of Securities Dealers, Inc., are set forth in the following table.

                                                                     1996                                1997
                                                       ---------------------------------    --------------------------------
            Quarter Ended                                    High               Low               High               Low
            --------------------------------------     --------------    ---------------    --------------    --------------
            March 31..............................          $24.50             $14.75            $26.00            $17.00
            June 30...............................           24.00              17.25             18.50              9.38
            September 30..........................           28.50              17.13             16.88             11.25
            December 31...........................           27.50              22.25             13.63              2.50


         As of December 31, 1997, the approximate number of beneficial holders and shareholders of record of the Common Stock was 6,000 based upon securities position listings furnished to the Company.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected income statement and balance sheet data presented below for and as of each of the five years ended December 31, 1997 are derived from the Company's consolidated financial statements, audited by Arthur Andersen LLP, independent public accountants. The selected financial data presented below as of December 31, 1996 and 1997 and for the years ended December 31, 1995, 1996 and 1997 should be read in conjunction with the Company's consolidated audited financial statements and notes thereto and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Report.

(Dollars in thousands, except per share data)              1993            1994          1995            1996           1997
--------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:

REVENUE:
       Finance charges ..........................     $     25,710    $     44,550   $     66,276    $     92,944   $    117,020
       Vehicle service contract fees
         and other income .......................            1,690           4,219          9,491          16,309         28,598
       Dealer enrollment fees ...................            1,676           1,950          2,810           5,028          7,313
       Premiums earned ..........................              890           3,756          6,504           9,653         11,304
                                                      ------------    ------------   ------------    ------------   ------------
             Total revenue ......................           29,966          54,475         85,081         123,934        164,235
                                                      ------------    ------------   ------------    ------------   ------------

COSTS AND EXPENSES:
       Salaries and wages .......................            4,211           6,893          9,499          11,675         16,978
       General and administrative ...............            3,517           6,832          9,870          14,305         20,604
       Provision for credit losses ..............            1,463           3,603          7,066          13,071         85,472
       Sales and marketing ......................            1,166           1,320          2,347           4,647          8,329
       Provision for claims .....................              431           1,582          1,964           3,060          3,911
       Interest .................................                            2,651          8,785          13,568         27,597
                                                      ------------    ------------   ------------    ------------   ------------
             Total costs and expenses ...........           10,788          22,881         39,531          60,326        162,891
                                                      ------------    ------------   ------------    ------------   ------------
Operating income ................................           19,178          31,594         45,550          63,608          1,344
       Foreign exchange gain (loss) .............                                           (57)             27            (41)
                                                      ------------    ------------   ------------    ------------   ------------
Income before income taxes ......................           19,178          31,594         45,493          63,635          1,303
       Provision (credit) for income taxes ......            6,783          11,024         15,921          22,126           (234)
                                                      ------------    ------------   ------------    ------------   ------------

Net income ......................................     $     12,395    $     20,570   $     29,572    $     41,509   $      1,537
                                                      ------------    ------------   ------------    ------------   ------------

Net income per common share (A):
       Basic ....................................     $        .30    $        .50   $        .70    $        .91   $        .03
                                                      ------------    ------------   ------------    ------------   ------------
       Diluted ..................................     $        .29   $         .49   $        .68    $        .89   $        .03
                                                      ------------    ------------   ------------    ------------   ------------

Weighted average shares outstanding (A):
       Basic ....................................       41,192,984      41,270,984     42,385,262      45,605,159     46,081,804
       Diluted ..................................       42,106,762      42,316,105     43,527,770      46,623,655     46,754,713

BALANCE SHEET DATA:

Installment contracts receivable, net ...........     $    184,273    $    402,379   $    652,452    $  1,029,951   $  1,036,699
Floor plan receivables ..........................            4,555           7,115         13,249          15,493         19,800
Notes receivables ...............................            1,741           2,459          3,232           2,663          1,231
All other assets ................................           12,320          13,953         17,507          26,311         57,880
                                                      ------------    ------------   ------------    ------------   ------------
Total assets ....................................     $    202,889    $    425,906   $    686,440    $  1,074,418   $  1,115,610
                                                      ------------    ------------   ------------    ------------   ------------
Dealer holdbacks, net ...........................     $    135,071    $    251,997   $    363,519    $    496,434   $    437,065
Total debt ......................................            4,550          79,652         95,780         288,899        391,666
Other liabilities ...............................            8,559          18,517         28,166          42,942         37,888
                                                      ------------    ------------   ------------    ------------   ------------
     Total liabilities ..........................          148,180         350,166        487,465         828,275        866,619
                                                      ------------    ------------   ------------    ------------   ------------
Shareholders' equity (B) ........................           54,709          75,740        198,975         246,143        248,991
                                                      ------------    ------------   ------------    ------------   ------------
     Total liabilities and shareholders' equity..     $    202,889    $    425,906   $    686,440    $  1,074,418   $  1,115,610
                                                      ============    ============   ============    ============   ============

(A) On September 29, 1995 the Company consummated a public offering of 3,900,000 shares of its Common Stock.
(B) No dividends were paid during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a specialized financial services company providing funding, receivables management, collection, sales training and related products and services to automobile dealers located in the United States, the United Kingdom, Ireland and Canada. The Company assists such dealers by providing them with an indirect source of financing for buyers of used vehicles with limited access to traditional sources of consumer credit. In addition, but to a significantly lesser extent, the Company provides floor plan financing and secured working capital loans to dealers, secured by the related vehicle inventory and any future cash collections owed to the dealer on contracts accepted under the Company's program.

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

         The Company's program allows dealers to establish the interest rate on contracts, which typically is the maximum rate allowable by the state or country in which the dealer is doing business. As the majority of the Company's revenue is derived from the servicing fee it receives on the gross amount due under the contract (typically 20% of the principal and interest), the Company's revenues from servicing fees are not materially impacted by changes in interest rates. The Company's revenue is principally dependent upon the gross value of contracts accepted, which is determined by the number of contracts accepted and the amount of the average contract. The contracts assigned to the Company are: (i) secured by the related vehicle; and (ii) short-term in duration (generally maturing in six to 36 months, with an initial average maturity of approximately 31 months). The interest rates charged on floor plan financing and secured working capital loans are typically prime plus 4%.

         The Company's subsidiaries provide additional services to dealers. One such subsidiary is primarily engaged in the business of reinsuring credit life and disability insurance policies issued to borrowers under contracts originated by dealers. Credit life and disability insurance premiums are ceded to the subsidiary on both an earned and written basis and are earned over the life of the contracts using pro rata and sum-of-digits methods. Another subsidiary administers short-term limited extended service contracts offered by dealers. In connection therewith, the subsidiary bears the risk of loss for any repairs covered under the service contract. Revenue is recognized on a straight-line basis over the life of the service contracts. In addition, the subsidiary has relationships with third party service contract providers which pay the subsidiary a fee on service contracts included on installment contracts financed through participating dealers. The subsidiary does not bear the risk of loss for covered claims on these third party service contracts. The income from the non-refundable fee is recognized upon acceptance of the installment contract. A third subsidiary is engaged in the business of reinsuring collateral protection insurance coverage issued to borrowers under contracts originated by dealers. Premiums are ceded to the subsidiary on both an earned and written basis and are earned over the life of the contracts using pro rata and sum-of-digits methods.

RESULTS OF OPERATIONS

         The following table sets forth the percent relationship of certain items to total revenue for the periods indicated.

                                                                         For the years ended
                                                                             December 31,
                                  Percent of Total Revenues         1995        1996           1997
                     --------------------------------------------------------------------------------
                     Finance charges ........................         77.9%        75.0%       71.2%
                     Interest and other income ..............         11.2         13.2        17.4
                     Dealer enrollment fees .................          3.3          4.1         4.5
                     Premiums earned ........................          7.6          7.7         6.9
                                                                   -------      -------      ------
                           Total revenue ....................        100.0        100.0       100.0
                                                                   -------      -------      ------

                     Salaries and wages .....................         11.1          9.4        10.3
                     General and administrative .............         11.6         11.5        12.6
                     Provision for credit losses ............          8.3         10.5        52.0
                     Sales and marketing ....................          2.8          3.7         5.1
                     Provision for claims ...................          2.3          2.5         2.4
                     Interest ...............................         10.3         10.9        16.8
                                                                   -------      -------      ------


                           Total costs and expenses .........         46.4         48.5        99.2
                                                                   -------      -------      ------

                     Operating income .......................         53.6         51.5         0.8
                          Foreign exchange loss .............         (0.1)          --          --
                                                                   -------      -------      ------

                     Income before income taxes .............         53.5         51.5         0.8
                          Provision (credit) for income taxes         18.7         18.0        (0.1)
                                                                   -------      -------      ------
                     Net income .............................         34.8%        33.5%        0.9%
                                                                   =======      =======      ======


  Year Ended December 31, 1996 Compared To Year Ended December 31, 1997

       Total Revenue. Total revenue increased from $123.9 million in 1996 to $164.2 million in 1997, an increase of $40.3 million or 32.5%. This increase was primarily due to the increase in finance charge revenue resulting from an increase in the average installment contracts receivable balance. The increase in gross installment contracts receivable is primarily the result of contract originations for the period exceeding the sum of collections on installment contracts and charge offs of installment contracts for the period. Future increases in the installment contracts receivable balance will, in large part, be dependent on future origination volumes, the growth in which moderated in 1997 and, in particular, in the fourth quarter of 1997, as the Company utilized enhanced analysis, made possible by a new loan servicing system which became operational in the third quarter of 1997, to limit business with marginally profitable dealers. Based on this review of dealer profitability, the Company has discontinued relationships with certain dealers which had accounted for approximately 15% of the Company's originations (based upon the gross contract amount) in the third quarter of 1997. The Company expects to continue to monitor its relationships with dealers and make additional adjustments to these relationships as required. It is expected that contract growth will continue to moderate in 1998 to rates lower than those experienced historically.

         The average yield on the Company's portfolio, calculated using finance charge revenue divided by average net installment contracts receivable, was approximately 10.9% and 11.2% in 1996 and 1997, respectively. The increase in the average yield principally resulted from the Company changing its accounting policy relating to the write-off of installment contracts receivable. The revised policy requires write-off of delinquent installment contracts receivable at nine months on a recency basis compared to one year under the old policy. This change was partially offset by an increase in the percent of non-accrual installment contracts (which were 34.1% and 37.6% of contracts as of December 31, 1996 and 1997, respectively). The increase in the percent of non-accrual contracts is principally due to a change in the Company's non-accrual policy in 1997 to 90 days measured on a recency basis from 120 days measured on a contractual basis, as well as a maturing of the installment contract receivable portfolio due to lower origination growth. The Company implemented the change in the non-accrual policy in an effort to more quickly identify unprofitable dealer relationships.

         Also contributing to the increase in total revenue was vehicle service
contract fees   and other income which increased as a percent of total revenue from 13.2% in 1996 to 17.4% in 1997. This increase is primarily due to fees earned from the sale of third party service contract and credit life products offered by dealers, which increased from $6.5 million in 1996 to $15.8 million in 1997, and an increase in interest earned on floor plan financing which resulted from increased floor plan balances in 1997. Earned dealer enrollment fees increased, as a percent of total revenue, from 4.1% in 1996 to 4.5% in 1997. This increase is due to the continued increase in the number of new dealers enrolling in the Company's financing program, particularly during 1996, as these fees are deferred and amortized over the estimated repayment term of the outstanding dealer advance. Earned dealer enrollment fees are expected to be lower in 1998 as a result of the Company's efforts to be more selective of dealer quality in efforts to improve the performance of its portfolio of installment contracts receivable. Premiums earned decreased, as a percent of total revenue, from 7.7% in 1996 to 6.9% in 1997. This decrease is primarily the result of decreases, as a percent of total revenue, in premiums reinsured under the Company's service contract and credit life insurance programs.

       Salaries and Wages. Salaries and wages, as a percent of total revenue, increased from 9.4% in 1996 to 10.3% in 1997. This increase is primarily due to increases in employee headcount, particularly collection personnel added to service the Company's larger installment contract portfolio. To a lesser extent, the increase is due to increases in the Company's average wage rates.

         A portion of management personnel compensation paid by the Company is charged to a company controlled by the Company's Chairman (the "Affiliated Company"), based upon the percentage of time spent working for the Affiliated Company. The Company charged the Affiliated Company approximately $311,000 and $208,000 in 1996 and 1997, respectively. Shared employees devote between 30% and 90% of their time to the Company, depending on their responsibilities. The Company believes that the amounts charged by the Company are representative of the respective employees' activities.

       General and Administrative. General and administrative expenses, as a percent of total revenue, increased from 11.5% in 1996 to 12.6% in 1997. This increase is primarily due to: (i) an increase in depreciation and amortization resulting from the addition of new computer systems which became operational in 1997 and (ii) an increase in legal expenses resulting from the increase in the frequency and severity of litigation on 1997 (see Item 3. Legal Proceedings). In addition, this increase is due to a the $500,000 write-off of computer software in 1997 no longer used in the Company's operations.

       Provision for Credit Losses. The amount provided for credit losses, as a percent of total revenue, increased from 10.5% in 1996 to 52.0% in 1997. This increase is primarily the result of a charge recorded to reflect the enhancements in the Company's methodology for estimating its reserve for advances made possible by a new loan servicing system implemented by the Company. Utilizing the new information made available upon the successful implementation of this new system, the Company undertook an extensive review of its exposure related to dealer advances using a static pool analysis on a per dealer basis. In order to reflect the impact of this analysis on the Company's advance reserve additional provisions were recorded in 1997.

         Sales and Marketing. Sales and marketing expenses, as a percent of total revenue, increased from 3.7% in 1996 to 5.1% in 1997. The increase corresponds with the increase in earned dealer enrollment fees, as the sales commissions paid for dealer enrollments are deferred and amortized to expense over the estimated repayment term of the outstanding dealer advance. In addition, the increase is also the result of increases in advertising and other promotions in 1997.

       Provision for Claims. The amount provided for insurance and service contract claims, as a percent of total revenue, decreased from 2.5% in 1996 to 2.4% in 1997. This decrease corresponds with decreases, as a percent of total revenue, in premiums earned from 7.7% in 1996 to 6.9% in 1997.

         The Company has established claims reserves based on accumulated estimates of claims reported but unpaid, plus estimates of incurred but unreported claims. The Company believes the reserves are adequate to cover future claims associated with the programs.

       Interest Expense. Interest expense, as a percent of total revenue, increased from 10.9% in 1996 to 16.8% in 1997. This increase is a result of an increase in the amount of average outstanding borrowings. To a lesser extent, interest expense increased due to a higher average interest rate. The increase in the average interest rate is primarily the result of the sale of $71.75 million in senior notes, at a fixed rate of interest, in March 1997. The increase was also attributable to the downgrade of the Company's credit rating with Moody's Investor Service from Baa3 to Ba2 and with Standard and Poor's from BBB- to BB effective October 22, 1997. As a result of these downgrades, the Company's Eurocurrency based borrowing margins under the $250 million credit agreement were increased from 82.5 basis points to 120 basis points in accordance with the terms of the credit agreement. The Company expects to continue to borrow in future periods, as needed, to assist in funding the Company's operations, and may continue to convert portions of its floating rate debt to longer term fixed rates, which may be higher than rates available on shorter term floating rate borrowings.

         Operating Income. As a result of the aforementioned factors, operating income decreased from $63.6 million in 1996 to $1.3 million in 1997, a decrease of $62.3 million or 97.9%.

       Foreign Exchange Gain (Loss). The Company incurred a foreign exchange gain of $27,000 in 1996 and a foreign exchange loss of $41,000 in 1997. The gain and loss were the result of exchange rate fluctuations between the U.S. dollar and foreign currency on unhedged intercompany balances between the Company and subsidiaries which operate outside the United States.

         Provision (Credit) for Income Taxes. The provision (credit) for income taxes decreased from $22.1 million in 1996 to ($0.2) million in 1997. The decrease is due to lower pretax profits in 1997.

Year Ended December 31, 1995 Compared To Year Ended December 31, 1996

         Total Revenue. Total revenue increased from $85.1 million in 1995 to $123.9 million in 1996, an increase of $38.8 million or 45.6%. This increase was primarily due to the increase in finance charge revenue resulting from an increase in installment contracts receivable. The increase in installment contracts receivable was primarily the result of an increase in the number of dealers participating in the Company's program, and an increase in the average contract size. The Company enrolled 2,487 new dealers into the Company's program during 1996, bringing the total number of dealers to 5,385 as of December 31, 1996 (including 947 in the United Kingdom, 41 in Ireland and 36 in Canada), compared to 3,328 as of December 31, 1995 (including 680 in the United Kingdom and none in Ireland and Canada). The average yield on the Company's portfolio was approximately 12.4% and 10.9% in 1995 and 1996, respectively. The decline in the average yield principally resulted from an increase in the percent of contracts which were greater than 120 days contractually past due (which were 31.8% and 34.1% of contracts as of December 31, 1995 and 1996, respectively). The increase in the level of contractual past due contracts, while significant, is mitigated by the fact that when a contract is 120 days contractually past due, the Company (i) transfers the contract to a non-accrual status; and (ii) makes a provision to credit losses equal to the earned but unpaid revenue previously recognized on such contract. In addition, the decline in the average yield was also the result of an increase in the average outstanding term of the Company's contract portfolio.

         Also contributing to the increase in total revenue were premiums earned on the Company's credit life and service contract programs. Premiums earned increased as a percent of total revenue from 7.6% in 1995 to 7.7% in 1996. Vehicle service contract fees and other income increased as a percent of total revenue from 11.2% in 1995 to 13.2% in 1996. The increase is primarily due to commissions earned on credit life and service contract products offered by dealers, as well as an increase in interest earned on floor plan financing which resulted from higher floor plan balances. Earned dealer enrollment fees increased as a percent of revenue from 3.3% in 1995 to 4.1% in 1996. These fees, and the related direct incremental costs of originating these fees, are deferred and amortized on a straight-line basis over the estimated repayment term of the outstanding Advance. The increase is due to the continued increase in the number of dealers enrolled in the Company's financing program.

         Salaries and Wages. Salaries and wages, as a percent of total revenue, decreased from 11.1% in 1995 to 9.4% in 1996. The Company continues to benefit from increased efficiencies, which have allowed it to increase revenue with a less than proportionate increase in personnel costs.

         A portion of management personnel compensation paid by the Company is charged to a company controlled by the Company's Chairman (the AAffiliated Company), based upon the percentage of time spent working for the Affiliated

Company. The Company charged the Affiliated Company approximately $354,000 and $311,000 in 1995 and 1996, respectively. Shared employees devote between 30% and 90% of their time to the Company, depending on their responsibilities. The Company believes that the amounts charged by the Company are representative of the respective employees' activities.

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

         Interest Expense. Interest expense, as a percent of total revenue, increased from 10.3% in 1995 to 10.9% in 1996. The increase was primarily the result of an increase in average total outstanding borrowings. The increase was partially offset by lower average borrowing rates on the revolving credit facility in 1996. The Company expects to continue to borrow in future periods to assist in funding the continued growth of the Company.

         Operating Income. As a result of the aforementioned factors, operating income increased from $45.6 million in 1995 to $63.6 million in 1996, an increase of $18.0 million or 39.5%.

         Foreign Exchange Gain (Loss). The Company incurred a foreign exchange loss of $57,000 in 1995 and a foreign exchange gain of $27,000 in 1996. The gain and loss were the result of the effect of exchange rate fluctuations between the U.S. dollar and foreign currencies on unhedged intercompany balances between the Company and its subsidiaries which operate outside the United States.

         Provision for Income Taxes. The provision for income taxes increased from $15.9 million in 1995 to $22.1 million in 1996. The increase is due to a higher level of pretax income in 1996. The effective tax rate was 35.0% in 1995 and 34.8% in 1996.

CREDIT LOSS POLICY AND EXPERIENCE

When an installment contract is acquired, the Company generally pays a cash Advance to the dealer. These Advance balances represent the Company's primary risk of loss related to the funding activity with the dealers.

The Company maintains a reserve against Advances to dealers that are not expected to be recovered through collections on the related contract portfolio. For purposes of establishing the reserve, future collections are reduced to present-value in order to achieve a level yield over the remaining term of the Advance equal to the expected yield at the origination of the impaired Advance. During 1997, the Company implemented a new loan servicing system which allows the Company to better estimate future collections for each dealer pool using historical loss experience and a dealer by dealer static pool analysis. The Company took a non-cash charge during 1997 to reflect the impact of this enhancement in the Company's methodology for estimating the Advance reserve. Future reserve requirements will depend in part on the magnitude of the variance between management's prediction of future collections and the actual collections that are realized. Ultimate losses may vary from current estimates and the amount of provision, which is a current expense, may be either greater or less than actual charge offs. The Company charges off dealer Advances against the reserve at such time and to the extent that the Company's static pool analysis determines that the Advance is completely or partially impaired.

The Company also maintains an allowance for credit losses which, in the opinion of management, adequately reserves against expected future losses in the portfolio of receivables. The risk of loss to the Company related to the installment contracts receivable balances relates primarily to the earned but unpaid servicing fee or finance charge recognized on contractually delinquent accounts.

         Servicing Fees, which are booked as Finance Charges, are recognized under the interest method of accounting until the underlying obligation is 90 days past due on a recency basis. At such time, the Company suspends the accrual of revenue and makes a provision for credit losses equal to the earned but unpaid revenue. In all cases, contracts on which no material payment has been received for nine months are charged off against dealer holdbacks, unearned finance charges and the allowance for credit losses.

         During 1997, the Company changed its non-accrual policy from 120 days on a contractual basis to 90 days on a recency basis and changed its charge off policy to nine months on a recency basis from one year. The Company believes these changes will allow for earlier identification of underperforming dealer pools.

         The following table sets forth information relating to charge offs, the allowance for credit losses, the reserve on Advances, and dealer holdbacks.

                                                                   For the years ended December 31,
(Dollars in thousands)                                         1995             1996             1997
----------------------------------------------------------------------------------------------------------------
Provision for credit losses - installment contracts         $  5,323         $  7,222         $ 11,072
Provision for credit losses - Advances ............            1,743            5,849           74,400

Charged against dealer holdbacks (1) ..............           55,648          103,497          374,646
Charged against unearned finance charges (1).......           11,844           23,045           82,748
Charged against allowance for credit losses (1)....            1,776            2,863           10,138
                                                            --------         --------         --------
Total contracts charged off (1)....................         $ 69,268         $129,405         $467,532
                                                            ========         ========         ========

Net charge off against the reserve on Advances ....         $     86         $    444         $ 71,391

(1)1997 charge offs based on nine month recency method; 1996 and 1995 based on one year recency method.


                                                                         As of December 31,
Credit Ratios                                                   1995           1996         1997
------------------------------------------------------------------------------------------------------
Allowance for credit losses as a percent of gross
       installment contracts receivable ..............            1.0%          1.0%          1.0%
Reserve on Advances as a percent of Advances (2)......            1.2%          1.7%          2.8%
Gross dealer holdbacks as a percent of installment
       contracts receivable ..........................           79.5%         79.8%         79.9%

(2)During the fourth quarter of 1997, the Company reevaluated the timing of the charge off of advances to dealers and concluded that it was appropriate to accelerate the recognition of charge offs since the static pool analysis demonstrated that the advances were uncollectable. Prior to this change, the reserve percentage would have been approximately 12%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal need for capital is to fund cash Advances made to dealers in connection with the acceptance of contracts and for the payment of dealer holdbacks to dealers who have repaid their Advance balances. These cash outflows to dealers decreased from $540 million in 1996 to $523 million in 1997. These amounts have been funded from cash collections on installment contracts, cash provided by operating activities and draws under the Company's credit agreements. In 1997, the Company borrowed approximately $123 million through the sale of $71.75 million of senior notes and draws under its credit agreements to assist in funding the Company's operations. The need for these borrowings is primarily a result of cash Advances to dealers and payments of dealer holdbacks exceeding principal collections on installment contracts receivable. During the fourth quarter of 1997, the Company implemented more conservative Advance programs and reduced business with marginally profitable and unprofitable dealers in order to improve the performance of its portfolio of installment contracts. These changes resulted in reduced levels of originations and cash Advances to dealers in the fourth quarter of 1997, a trend which is expected to continue in future periods. To the extent that such growth is reduced to lower levels, the Company could experience a proportionate decrease in its need for capital in future periods.

         The Company has a $250 million credit agreement with a commercial bank syndicate. The agreement consists of a $150 million line of credit facility with a commitment period through May 15, 1998 and a $100 million revolving credit facility with a commitment period through May 15, 2000. Both facilities are subject to annual extension for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The borrowings are unsecured with interest payable at the Eurocurrency rate plus a minimum of 61.25 basis points and a maximum of 140 basis points (currently 120 basis points) dependent on the Company's debt ratings, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to one year. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt-to-equity, limits on the ratio of fixed charges to net income, limits on the Company's investment in its foreign subsidiaries, and requirements that the Company maintain a specified minimum level of net worth. As of December 31, 1997, there was approximately $210.3 million outstanding under these facilities. During January and February of 1998, the Company experienced positive cash flow. As of March 16, 1998, there was approximately $171.4 million outstanding under these facilities.

         During the fourth quarter of 1997, amendments were made to the Company's $250 million credit agreement and senior note agreements. Such amendments were required as a result of the Company's violation of a fixed charge coverage covenant based on the Company's third quarter financial results. The new amendments modified the required fixed charge coverage ratio and added several new financial covenants to the Company's senior note and bank agreements, including limits on the ratio of debt to Advances, the ratio of debt to gross installment contracts receivable and the ratio of Advances to installment contracts receivable.

         As the Company's $150 million line of credit facility expires on May 15, 1998, the Company is required to refinance any amounts outstanding under this facility on or before such date. The Company continues to evaluate alternatives, including the securitization of assets and the sale of senior notes, for refinancing amounts outstanding under the $150 million credit facility. The Company has entered into an agreement to contribute dealer advances and the related installment contracts receivable into a multi-asset special purpose corporation owned by a large commercial bank. The transaction is anticipated to close prior to May 15, 1998, with the issuance of commercial paper by the special purpose corporation generating proceeds of $50 million which are anticipated to be used to reduce outstandings under the $150 million credit facility. The agreement with the special purpose corporation includes a Parallel Purchase Commitment with a large commercial bank which can be utilized, if necessary, to fund the contemplated transaction. The
Company anticipates extending the existing credit facility with modified terms and reduced commitment amounts. Based upon anticipated cash flows, management believes that amounts available under its revolving credit facility, amounts provided as a result of the above transaction and other available alternatives will provide sufficient financing for future operations.

         If the Company experiences difficulties with its refinancing effort, the Company may reduce the volume of installment contract acquisitions and, thereby, reduce capital needs as well. The Company believes that it will be successful in refinancing any amounts outstanding under this facility. Failure to complete such refinancing or failure to obtain other financing alternatives may have a material adverse effect on the Company's operations.

         The Company also has a 2.0 million British pound sterling ($3.3 million U.S. dollars) line of credit agreement with a commercial bank in the United Kingdom, which is used to fund the day to day cash flow requirements of the Company's United Kingdom subsidiary. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank with interest payable at the United

Kingdom bank's base rate (7.25% at December 31, 1997) plus 65 basis points or at the LIBOR rate plus 56.25 basis points. The rates may be fixed for periods up to six months. As of December 31, 1997, there was approximately 1.5 million
British pounds ($2.4 million U.S. dollars) outstanding under this facility which becomes due on August 31, 1998.

         When borrowing to fund the operations of its foreign subsidiaries, the Company's policy is to borrow funds denominated in the currency of the country in which the subsidiary operates, thus mitigating the Company's exposure to foreign exchange fluctuations.

         The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. In future periods, the Company's short and long-term cash flow requirements will continue to be funded primarily through , cash flow from the collection of installment contracts, cash provided by operating activities and the Company's credit facilities. The Company will continue to utilize various sources of financing available from time to time to fund the operations of the Company. Should such financing become limited, the Company's ability to maintain or increase loan originations will be funded through earnings from operations and cash flow from the collection of installment contracts.

         CAC utilizes certain software that will be affected by the year 2000 date change. Modifications to computer systems to process year 2000 date transactions and receipt of vendor confirmations that their software is year 2000 compliant began in 1997. CAC expects that all new software installations or other modifications to its computer systems will be completed by the year 2000. Anticipated spending for modifications will be expensed as incurred, while the cost for new software will be capitalized and amortized over the software's useful life. At this time, CAC does not expect that the cost of these modifications or software will have a material effect on its financial position, liquidity, or results of operations.

         The foregoing discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various uncertainties, including competition from traditional financing sources and from non-traditional lenders, availability of funding at competitive rates of interest, adverse changes in applicable laws and regulations, adverse changes in economic conditions, adverse changes in the automobile or finance industries or in the Non-prime Consumer finance market and the Company's ability to increase or maintain the volume of installment contracts accepted and historical collection rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
Credit Acceptance Corporation:

         We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Acceptance Corporation and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP



Detroit, Michigan,
February 2, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                       ----------------------------------
(Dollars in thousands)                                                                      1996                1997
-------------------------------------------------------------------------------------------------------------------------
ASSETS:
        Cash and cash equivalents ............................................         $        229          $        349

        Investments ..........................................................                6,320                 9,973

        Installment contracts receivable .....................................            1,042,146             1,049,818
        Allowances for credit losses .........................................              (12,195)              (13,119)
                                                                                       ------------          ------------
                Installment contracts receivable, net ........................            1,029,951             1,036,699

        Floor plan receivables:
                Nonaffiliated companies ......................................                3,690                 8,137
                Affiliated companies .........................................               11,803                11,663
                                                                                       ------------          ------------
                                                                                             15,493                19,800
                                                                                       ------------          ------------
        Notes receivable:
                Nonaffiliated companies ......................................                1,446                   700
                Affiliated companies .........................................                1,217                   531
                                                                                       ------------          ------------
                                                                                              2,663                 1,231
                                                                                       ------------          ------------

        Property and equipment, net ..........................................               14,958                20,839

        Other assets .........................................................                4,804                26,719
                                                                                       ------------          ------------
                TOTAL ASSETS .................................................         $  1,074,418          $  1,115,610
                                                                                       ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
        Senior notes .........................................................         $    123,400          $    175,150
        Lines of credit ......................................................              161,482               212,717
        Mortgage loan payable to bank ........................................                4,017                 3,799
        Income taxes payable .................................................                2,569
        Accounts payable and accrued liabilities .............................               29,121                22,851
        Deferred dealer enrollment fees, net .................................                2,264                   421
        Dealer holdbacks, net ................................................              496,434               437,065
        Deferred income taxes, net ...........................................                8,988                14,616
                                                                                       ------------          ------------
                TOTAL LIABILITIES ............................................              828,275               866,619
                                                                                       ------------          ------------

CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY
        Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued
        Common stock, $.01 par value, 80,000,000 shares authorized,
                45,842,986 and 46,113,115 shares issued and
                outstanding in 1996 and 1997, respectively ...................                  458                   461
        Paid-in capital ......................................................              125,398               128,336
        Retained earnings ....................................................              116,486               118,023
        Cumulative translation adjustment ....................................                3,801                 2,171
                                                                                       ------------          ------------
                TOTAL SHAREHOLDERS' EQUITY ...................................              246,143               248,991
                                                                                       ------------          ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................         $  1,074,418          $  1,115,610
                                                                                       ============          ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME


                                                                              For the years ended December 31,
                                                                    --------------------------------------------------
(Dollars in thousands, except for income per share data)            1995                   1996                1997
----------------------------------------------------------------------------------------------------------------------
REVENUE:
        Finance charges ...................                    $     66,276          $     92,944         $    117,020
        Vehicle service contract
         fees and other income ............                           9,491                16,309               28,598
        Dealer enrollment fees ............                           2,810                 5,028                7,313
        Premiums earned ...................                           6,504                 9,653               11,304
                                                               ------------          ------------         ------------
             Total revenue ................                          85,081               123,934              164,235
                                                               ------------          ------------         ------------

COSTS AND EXPENSES:
        Salaries and wages ................                           9,499                11,675               16,978
        General and administrative ........                           9,870                14,305               20,604
        Provision for credit losses .......                           7,066                13,071               85,472
        Sales and marketing ...............                           2,347                 4,647                8,329
        Provision for claims ..............                           1,964                 3,060                3,911
        Interest ..........................                           8,785                13,568               27,597
                                                               ------------          ------------         ------------
             Total costs and expenses .....                          39,531                60,326              162,891
                                                               ------------          ------------         ------------
Operating income ..........................                          45,550                63,608                1,344
        Foreign exchange gain (loss) ......                             (57)                   27                  (41)
                                                               ------------          ------------         ------------
Income before provision for income taxes ..                          45,493                63,635                1,303
        Provision (credit) for income taxes                          15,921                22,126                 (234)
                                                               ------------          ------------         ------------

Net income ................................                    $     29,572          $     41,509         $      1,537
                                                               ============          ============         ============

Net income per common share:
        Basic .............................                    $        .70          $        .91         $        .03
                                                               ============          ============         ============

        Diluted ...........................                    $        .68          $        .89         $        .03
                                                               ============          ============         ============

Weighted average shares outstanding:
        Basic .............................                      42,385,262            45,605,159           46,081,804

        Diluted ...........................                      43,527,770            46,623,655           46,754,713

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the Years Ended December 31, 1995, 1996 and 1997

                                                                                                           Cumulative
                                                         Common           Paid-in           Retained       Translation
(Dollars in thousands)                                   Stock            Capital           Earnings        Adjustment
----------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1994 .................         $     411         $  29,921          $  45,405         $       3
     Net income .............................                                                 29,572
     Proceeds from common stock offering, net
            of stock issuance costs of $576 .                40            90,683
     Foreign currency translation adjustment                                                                      (338)
     Stock options exercised ................                 4             3,274
                                                      ---------         ---------          ---------         ---------

Balance - December 31, 1995 .................               455           123,878             74,977              (335)
     Net income .............................                                                 41,509
     Foreign currency translation adjustment                                                                     4,136
     Stock options exercised ................                 1             1,527
     Issuance of 200,000 common shares for
            acquisition of subsidiary .......                 2                (7)
                                                      ---------         ---------          ---------         ---------

Balance - December 31, 1996 .................               458           125,398            116,486             3,801
     Net income .............................                                                  1,537
     Foreign currency translation adjustment                                                                    (1,630)
     Stock options exercised ................                 3             2,871
     Dealer stock option plan expense .......                                  67
                                                      ---------         ---------          ---------         ---------

Balance - December 31, 1997 .................         $     461         $ 128,336          $ 118,023         $   2,171
                                                      =========         =========          =========         =========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the years ended December 31,
                                                                     -------------------------------------------------
(Dollars in thousands)                                                   1995                1996                1997
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ...............................................         $  29,572          $  41,509          $   1,537
       Adjustments to reconcile cash provided by
            operating activities -
            Provision for deferred income taxes ............             2,799                964              5,628
            Depreciation and amortization ..................               927              1,369              2,550
            Loss on retirement of property and equipment ...                                                     512
            Provision for credit losses ....................             7,066             13,071             85,472
            Dealer stock option plan expense ...............                                                      67
       Change in operating assets and liabilities -
            Accounts payable and accrued liabilities .......             6,050             10,842             (6,270)
            Income taxes payable ...........................               201              2,355             (2,569)
            Unearned insurance premiums, insurance
                reserves and fees ..........................             2,669              2,371              1,450
            Deferred dealer enrollment fees, net ...........               599                615             (1,843)
            Other assets ...................................            (1,614)              (165)           (21,915)
                                                                     ---------          ---------          ---------
                Net cash provided by operating activities ..            48,269             72,931             64,619
                                                                     ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on installment contracts receivable ..           193,296            280,051            370,059
  Purchase of investments ..................................            (1,063)            (3,795)            (3,653)
  Decrease (Increase) in floor plan receivables - affiliated
     companies .............................................            (5,771)              (815)               140
  Increase in floor plan receivables - non-affiliated
     companies .............................................              (363)            (1,429)            (4,447)
  Increases in notes receivable - affiliated companies .....              (991)              (600)              (363)
  Decreases in notes receivable - affiliated companies .....               827                298              1,049
  Increases in notes receivable - non-affiliated companies .            (2,751)              (903)              (345)
  Decreases in notes receivable - non-affiliated companies .             2,142              1,774              1,091
  Issuance of common shares for acquisition ................                                   (5)
  Purchases of property and equipment ......................            (1,908)            (5,985)            (8,943)
                                                                     ---------          ---------          ---------
                 Net cash provided by investing activities .           183,418            268,591            354,588
                                                                     ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of senior notes .......................                               70,000             71,750
  Repayment of senior notes ................................                               (6,600)           (20,000)
  Net borrowings under line of credit agreements ...........            16,319            129,923             51,235
  Repayment of other debt ..................................              (191)              (204)              (218)
  Advances to dealers and payments of dealer holdback ......          (341,582)          (540,077)          (523,098)
  Proceeds from stock options exercised ....................             3,278              1,528              2,874
  Proceeds from public stock offering, net .................            90,723
                                                                     ---------          ---------          ---------
                 Net cash used in financing activities .....          (231,453)          (345,430)          (417,457)
                                                                     ---------          ---------          ---------
                 Effect of exchange rate changes on cash ...              (338)             4,136             (1,630)
                                                                     ---------          ---------          ---------
                 Net increase (decrease) in cash and cash
                     equivalents ...........................              (104)               228                120
  Cash and cash equivalents beginning of period ............               105                  1                229
                                                                     ---------          ---------          ---------
  CASH AND CASH EQUIVALENTS END OF PERIOD ..................         $       1          $     229          $     349
                                                                     ---------          ---------          ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest .................         $   8,581          $  11,114          $  27,464
                                                                     ---------          ---------          ---------
  Cash paid during the period for income taxes .............         $  10,520          $  18,280          $  14,887
                                                                     ---------          ---------          ---------


See accompanying notes to consolidated financial statements.

______________________


NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES

Description Of Business

Credit Acceptance Corporation and its subsidiaries ("CAC" or the "Company") is a specialized financial services company which provides funding, receivables management, collection, sales training and related products and services to automobile dealers located in the United States, the United Kingdom, Canada and Ireland. The Company assists such dealers by providing an indirect source of financing for buyers with limited access to traditional sources of consumer credit due to past credit history. Installment contracts originated and assigned to the Company by automobile dealers are generally considered to have a high risk of default. To a significantly lesser extent, CAC provides inventory floor plan financing and working capital loans for dealers secured by inventory and the related cash collections owed to the dealer by CAC.

The dealer assigns title to the installment contract and the security interest in the vehicle to the Company. At the time it accepts the assignment of a contract, CAC records the gross amount of the contract as a gross installment contract receivable. The Company records the amount of its servicing fee as an unearned finance charge with the remaining portion recorded as a dealer holdback. At the time of acceptance, contracts which meet certain criteria are eligible for a cash Advance, which is computed on a formula basis. Advances are non-interest bearing and are secured by the cash collections on all of the installment contracts receivable assigned from an individual dealer.
Dealer advances are netted against dealer holdbacks in the accompanying consolidated financial statements, as dealer holdbacks are not paid until such time as all advances related to such dealer have been recovered.

CAC collects the scheduled monthly payments based on contractual arrangements with the consumer. Monthly cash collections are remitted to the dealer subject to the Company first: (i) being reimbursed for certain collection costs associated with all installment contracts originated by such dealer; (ii) reducing the collections by the Company's servicing fee; and (iii) recovering the aggregate advances made to such dealer.

Credit Acceptance Corporation Life Insurance Company ("CAC Life"), Buyers Vehicle Protection Plan, Inc. ("BVPP"), Credit Acceptance Reinsurance, LTD. ("CAC Reinsurance") and Montana Investment Group, Inc. ("Montana"), all wholly-owned subsidiaries of the Company, provide additional services to participating dealers.

CAC Life is engaged primarily in the business of reinsuring credit life and disability insurance policies issued to borrowers under installment contracts originated by participating dealers. CAC advances to dealers an amount equal to the credit life and disability insurance premium on contracts accepted by the Company which include credit life and disability insurance written by the Company's designated insurance carriers. The policies insure the holder of the installment contract for the outstanding balance payable in the event of death or disability of the debtor. Premiums are ceded to CAC Life on both an earned and written basis and are earned over the life of the contracts using pro rata and sum-of-digits methods. CAC Life bears the risk of loss attendant to claims under the coverages ceded to it.

BVPP administers short-term limited extended service contracts offered by participating dealers. In connection therewith, BVPP bears the risk of loss for any repairs covered under the service contract. Income is recognized on a straight-line basis over the life of the service contracts. In addition, BVPP has relationships with third party service contract providers which pay BVPP a fee on service contracts included on installment contracts financed through participating dealers. BVPP does not bear any risk of loss for covered claims on these third party service contracts. The income from the non-refundable fee is recognized upon acceptance of the installment contract. The Company advances to dealers an amount equal to the purchase price of the vehicle service contract on contracts accepted by the Company which include vehicle service contracts.

CAC has arrangements with insurance carriers and a third party administrator to market and provide claims administration for a dual interest collateral protection program. This insurance program, which insures the financed vehicle against physical damage up to the lesser of the cost to repair the vehicle or the unpaid balance owed on the related installment contract, is made available to borrowers who finance vehicles through participating dealers. If desired by a borrower, collateral protection insurance coverage is written under group master policies issued by unaffiliated insurance carriers to the Company. As part of the program, the insurance carriers cede insurance coverages and premiums (less a fee) to CAC Reinsurance, which acts as a reinsurer of such coverages. As a result, CAC Reinsurance bears the risk of loss attendant to claims under the coverages ceded to it, and earns revenues resulting from premiums ceded and the investment of such funds.

Montana supplies risk assessment and fraud alert information and computerized skiptracing services regarding borrowers to companies serving the Non-prime Consumer market.

Credit Acceptance Corporation UK, Ltd., CAC of Canada, Ltd., and Credit Acceptance Corporation of Ireland Ltd. are all wholly-owned subsidiaries of the Company which operate in their respective countries. These subsidiary companies offer essentially the same dealer programs as are offered in the United States.

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

The accounting and reporting policies of the Company require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounts which are subject to such estimation techniques include the reserve against advances and the allowances for credit losses. Actual results could differ from those estimates.

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

Revenue Recognition

Finance Charges. The Company computes its servicing fee based upon the gross amount due under the installment contract. Income is recognized under the interest method of accounting until the underlying obligation is 90 days past due on a recency basis. At such time, the Company suspends the accrual of revenue and makes a provision for credit losses equal to the earned but unpaid revenue.

Vehicle Service Contract Fees And Other Income. Dealers are charged an initial fee to floor plan a vehicle. Interest is charged based on the number of days a vehicle remains on the floor plan. Interest rates are 4% above the prime rate with a minimum rate of 12% per annum.

Interest on notes receivable is charged based on the outstanding monthly balance and ranges from 1% to 4% above prime per annum, generally with a minimum rate of 12% per annum.

Fees received by the Company for the sale of third party vehicle service contracts are recognized upon acceptance of the related installment contract receivable as the Company bears no further obligation.

Rental income on office space leased at the Company's office building is recognized on a straight-line basis over the related lease term.

Dealer Enrollment Fees. Enrollment fees are paid by each dealer in the United States and Canada signing a servicing agreement and are nonrefundable. These fees and the related direct incremental costs of originating these fees are deferred and amortized on a straight-line basis over the estimated repayment term of the outstanding dealer Advance.

Premiums Earned. Credit life and disability premiums are ceded to CAC Life and collision premiums are ceded to CAC Reinsurance on both an earned and written basis and are earned over the life of the contracts using the pro rata and sum-of-digits methods. Premiums on BVPP warranties are earned on a straight-line basis over the life of the service contracts.

Cash Equivalents. Cash equivalents consist of readily marketable securities with original maturities of three months or less.

Investments. Investments consist principally of short-term money market instruments and U.S. Treasury Bills which the Company has both the intent and the ability to hold to maturity. Investments are carried at amortized cost which approximates fair value.

Allowance For Credit Losses. The Company maintains an allowance for credit losses which, in the opinion of management, adequately reserves against expected credit losses on installment contracts that are considered to be impaired. The risk of loss to the Company related to the installment contracts receivable balances relates primarily to the earned but unpaid servicing fee or finance charge recognized on contractually delinquent accounts. To the extent that the Company does not collect the gross amount of the contract balance, the remaining gross installment contract receivable balance is charged off against dealer holdbacks, unearned finance charges and the allowance for credit losses. Ultimate losses may vary from current estimates and the amount of the provision, which is current expense, may be either greater or less than actual charge-offs.

     Installment contracts receivable are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event that the consumer defaults on the payment terms of the contract. Repossessed collateral is valued at the lower of cost or estimated fair value, less estimated costs of disposition, and is classified in installment contracts receivable on the balance sheets. At December 31, 1997 and 1996, repossessed assets totaled approximately $13.8 million and $8.4 million, respectively.

The Company changed its policy relating to non-accrual loans in the third quarter of 1997 to 90 days measured on a recency basis from 120 days measured on a contractual basis. The Company believes this change will allow for earlier identification of underperforming dealer pools. As a result of this change and the resulting increase in non-accrual loans, the 1997 financial results reflect a higher provision for credit losses related to earned but unpaid revenue on installment contracts receivable and a lower finance charge yield. As of December 31, 1996 and 1997, the accrual of finance charge revenue has been suspended, and fully reserved for, on approximately $426.6 million and $471.8 million of delinquent installment contracts, respectively.

During the fourth quarter of 1997, the Company changed its accounting policies relating to the write-off of installment contracts receivable based on data available from the Company's new loan servicing system. The revised policy requires write-off of delinquent installment contracts at nine months on a recency basis compared to one year under the old policy.

Reserve On Advances

     When an installment contract is acquired, the Company generally pays a cash advance to the dealer. These advance balances represent the Company's primary risk of loss related to the funding activity with the dealers. The Company maintains a reserve on advances to dealers which reflects advance balances that are not expected to be recovered through collections on the related installment contract receivable portfolio. To serve as a basis for evaluating the reserve requirement, management reviews delinquencies, charge-off experience factors, the payment performance of loan pools, changes in collateral value, economic conditions and trends and other information. For purposes of establishing the reserve, future collections (including the anticipated proceeds from repossessed collateral) are reduced to present-value in order to achieve a level yield over the remaining term of the advance equal to the expected yield at the origination of the impaired advance. During 1997, the Company implemented a new loan servicing system which allows the Company to better estimate future collections for each dealer pool using historical loss experience and a dealer by dealer static pool analysis. The Company took a charge during 1997 to reflect the impact of this enhancement in the Company's methodology for estimating the reserve. During the fourth quarter of 1997, the Company reevaluated the timing of the charge off of advances to dealers and concluded that it was appropriate to accelerate the recognition of charge offs since the static pool analysis demonstrated that the advances were uncollectable.

The Company charges certain dealers a fee for each installment contract receivable accepted. These fees are recorded as an addition to the reserve on advances.

     A summary of the change in the reserve against advances (classified with dealer holdbacks, net in the accompanying balance sheets) is as follows (in thousands):

                                         Years ended
                                        December 31,
                                1995        1996        1997
----------------------------------------------------------------
Balance - beginning of
   period...................     $1,557      $3,214     $  8,754
Provision for advance
   losses...................      1,743       5,849       74,400
Advance reserve fees........                               4,673
Charge offs, net............        (86)       (444)     (71,391)
Currency translation........                    135          (67)
                             ----------      ------      -------
Balance - end of period.....     $3,214      $8,754      $16,369
                             ==========      ======      =======

     Future reserve requirements will depend in part on the magnitude of the variance between management's prediction of future collections and the actual collections that are realized. Estimating cash collections from the installment contracts receivable is complicated by the unusual payment patterns of the borrowers who generally cannot obtain traditional financing. The evaluation of the reserve against advances considers such factors as current delinquencies, the characteristics of the accounts, the value of the underlying collateral, the location of the borrower, general economic conditions and trends among other information. Although the Company uses many resources to assess the adequacy of the reserve against advances, there is no precise method for accurately estimating the ultimate losses and actual losses may vary significantly from current estimates and the amount of provision, which is a current expense, may be either greater or less than actual charge offs.

Floor Plan Receivables

CAC finances used vehicle inventories for both affiliated dealers and nonaffiliated dealers. Amounts loaned are secured by the related inventories and any future cash collections owed to the dealer on outstanding contracts. The fair value of these receivables is estimated by discounting the future cash flows associated with the loans, using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amounts of these receivables approximate fair value as of December 31, 1997 and 1996.

Notes Receivable

Notes receivable are primarily working capital loans to dealers and are due on demand. These notes receivable are secured by all assets of the dealer including any future cash collections owed to the dealer on outstanding contracts. The fair value of these receivables is estimated by discounting the future cash flows associated with the loans, using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amounts of these receivables approximate fair value as of December 31, 1997 and 1996.

Property And Equipment

Additions to property and equipment are recorded at cost. Depreciation is provided using both straight-line and accelerated methods over the estimated useful lives (primarily five to forty years) of the related assets.

Property and equipment consists of the following at December 31 (in thousands):

                                           1996          1997
---------------------------------------------------------------
Land..................................   $  2,251      $  2,577
Building and improvements.............      6,306         6,761
Data processing equipment.............      7,641        14,814
Office furniture & equipment..........      1,953         2,061
Leasehold improvements................        541           711
                                        ---------      --------
                                           18,692        26,924
Less accumulated depreciation
      and amortization................      3,734         6,085
                                        ----------     --------

                                        $  14,958      $ 20,839
                                        =========      ========

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

Dealer holdbacks consisted of the following (in thousands):

                                                   As of
                                                December 31,
                                     -----------------------------
                                          1996            1997
------------------------------------------------------------------
Dealer holdbacks....................... $998,593      $1,002,033
Less:  advances (net of reserve
  of $8,754 and $16,369 in
  1996 and 1997, respectively.........  (502,159)       (564,968)
                                        --------      ----------
Dealer holdbacks, net.................. $496,434      $  437,065
                                        ========      ==========

Capital Stock Transactions

On September 29, 1995 the Company consummated a public offering of 3,900,000 shares of its Common Stock. The shares were sold at a price of $24.50 per share. The Company received net proceeds, after deducting underwriting discounts, commissions, and other fees, of $90,723,000. On December 11, 1996, the Company acquired all of the outstanding shares of Montana Investment Group, Inc. in exchange for a total of 200,000 shares of the Company's common stock which were issued to two shareholders of Montana. The acquisition has been accounted for under the pooling of interests method. The impact of this acquisition was not significant to the Company's financial statements. The issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933. On May 19, 1997, CAC's Board of Directors and shareholders approved an amendment to the Articles of Incorporation of the Company increasing the number of authorized Common shares to 80,000,000.

Net Income Per Share

In accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share", basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the total of the weighted average number of common shares and common stock equivalents outstanding.
Common stock equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect.

The share effect is as follows:

                                 Years ended December 31,
                              1995         1996         1997
------------------------------------------------------------------
Weighted average common
shares outstanding.......   42,385,262   45,605,159   46,081,804
Common stock
equivalents..............    1,142,508    1,018,496      672,909
                           ---------------------------------------
Weighted average common
shares and common stock
equivalents..............   43,527,770   46,623,655   46,754,713
                           =======================================

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

Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standard No. 129, "Disclosure of Information About Capital Structure." The adoption of this accounting standard did not materially impact the Company's financial statement disclosures.

Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," was issued in July 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income. Management does not expect the adoption of this statement to have a significant impact on the financial statement disclosures of the Company. This statement is effective for financial statements for fiscal years beginning after December 15, 1997.

Reclassification

Certain amounts for the prior periods have been reclassified to conform to the current presentation.

(2)   INSTALLMENT CONTRACTS RECEIVABLE

Installment contracts generally have initial terms ranging from six to 36 months and are collateralized by the related vehicles. Contractual maturities of contracts by year have not been presented as this information is not meaningful due to the uneven payment patterns of non-prime consumers.
The initial average term of an installment contract was approximately 25 months in 1995, 30 months in 1996 and 31 months in 1997. Installment contracts receivable consisted of the following (in thousands):

                                                As of December 31,
                                    ----------------------------------
                                           1996            1997
----------------------------------------------------------------------
Gross installment contracts
   receivable ..................       $ 1,251,139           $ 1,254,858
Unearned finance charges .......          (201,760)             (196,357)
Unearned insurance premiums,
   insurance reserves and fees..            (7,233)               (8,683)
                                       -----------           -----------
Installment contracts
   receivable ..................       $ 1,042,146           $ 1,049,818
                                       ===========           ===========

Non-accrual installment
   contracts as a percent of
   total gross installment
   contracts ...................              34.1%                 37.6%
                                       ===========           ===========


 A summary of changes in gross installment contracts receivable is as follows (in thousands):

                                        Years Ended December 31,
                                   1995           1996         1997
------------------------------------------------------------------------
Balance - beginning of
  period ..................   $   486,897    $   790,607    $ 1,251,139
Gross amount of installment
  contracts accepted ......       634,899        965,690        983,459
Cash collections on
  installment contracts
  accepted ................      (261,921)      (388,328)      (505,925)
Charge offs ...............       (69,268)      (129,405)      (467,532)
Currency translation ......                       12,575         (6,283)
                              -----------    -----------    -----------
Balance - end of period ...   $   790,607    $ 1,251,139    $ 1,254,858
                              ===========    ===========    ===========


A summary of the allowance for credit losses is as follows (in thousands):

                                  Years ended December 31,
                                1995        1996        1997
----------------------------------------------------------------
Balance - beginning of
    period .................   $  4,210    $  7,757    $ 12,195
Provision for loan losses...      5,323       7,222      11,072
Charge offs, net ...........     (1,776)     (2,863)    (10,138)
Currency translation .......                     79         (10)
                               --------    --------    --------
Balance - end of period ....   $  7,757    $ 12,195    $ 13,119
                               ========    ========    ========

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

 (3)    SENIOR NOTES

 On November 7, 1994, the Company completed the sale of its $60 million 8.87% Senior Notes due November 1, 2001 to various insurance companies. The Notes are unsecured and require semi-annual interest payments and annual payments of principal.

 On August 29, 1996, the Company completed the sale of its $70 million 7.99% Senior Notes due July 1, 2001 to various insurance companies. The Notes are unsecured and require semi-annual interest payments and annual payments of principal.

 On March 25, 1997, the Company completed the sale of its $71.75 million 7.77% Senior Notes due October 1, 2001 to various insurance companies. The Notes are unsecured and require semi-annual payments of interest and annual payments of principal commencing on October 1, 1998.

The principal maturities of these Notes at December 31, 1997 are as follows (in thousands):

1998.........................................          $  38,985
1999.........................................             42,235
2000.........................................             45,410
2001.........................................             48,520
                                                       ---------
                                                       $ 175,150
                                                       =========

The fair value of the Senior Notes is estimated by discounting the future cash payments using a rate currently offered for a note with a comparable remaining maturity. The estimated fair value of the Senior Notes at December 31, 1996 and 1997 was approximately $126.2 million and $180.2 million respectively.

(4)    LINES OF CREDIT

The Company has a $250 million credit agreement with a commercial bank syndicate. The agreement consists of a $150 million line of credit facility with a commitment period through May 15, 1998 and a $100 million revolving credit facility with a commitment period through May 15, 2000. Both facilities are subject to annual extensions for additional one year periods at the request of the Company and with the consent of each of the banks in the facility. The borrowings are unsecured with interest payable at the Eurocurrency rate plus a minimum of .6125% and a maximum of 1.4% (1.2% as of December 31, 1997), dependent on the Company's debt rating, or at the prime rate (8.50% as of December 31, 1997). The Eurocurrency borrowings may be fixed for periods of up to one year. The Company must pay an agent's fee of $100,000 annually and a commitment fee of between .1875% and .60% (.40% as of December 31, 1997) quarterly on the amount of the commitment, dependent on the Company's debt rating. As of December 31, 1997, there was approximately $210.3 million outstanding under this facility. The maximum amount outstanding was approximately $158.9 million and $213.4 million in 1996 and 1997, respectively. The weighted average balance outstanding was $91.1 million and $172.5 million in 1996 and 1997, respectively.

As the Company's $150 million line of credit facility expires on May 15, 1998, the Company is required to refinance any amounts outstanding under this facility on or before such date. The Company continues to evaluate alternatives, including the securitization of assets and the sale of senior notes, for refinancing amounts outstanding under the $150 million credit facility. The Company has entered into an agreement to contribute dealer advances and the related installment contracts receivable into a multi-asset special purpose corporation owned by a large commercial bank. The transaction is anticipated to close prior to May 15, 1998, with the issuance of commercial paper by the special purpose corporation generating proceeds of $50 million which are anticipated to be used to reduce outstandings under the $150 million credit facility. The agreement with the special purpose corporation includes a Parallel Purchase Commitment with a large commercial bank which can be utilized, if necessary, to fund the contemplated transaction. The Company anticipates extending the existing credit facility with modified terms and reduced commitment amounts. Based upon anticipated cash flows, management believes that amounts available under its revolving credit facility, amounts provided as a result of the above transaction and other available alternatives will provide sufficient financing for future operations.

If the Company experiences difficulties with its refinancing effort, the Company may reduce the volume of installment contract acquisitions and, thereby, reduce capital needs as well. The Company believes that it will be successful in refinancing any amounts outstanding under this facility. Failure to complete such refinancing or failure to obtain other financing alternatives may have a material adverse effect on the Company's operations.

The Company also has a 2,000,000 British pound sterling line of credit agreement with a commercial bank in the United Kingdom, which is used to fund the day to day cash flow requirements of the Company's United Kingdom subsidiary. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank, with interest payable at the greater of the United Kingdom bank's base rate (7.25% as of December 31, 1997) plus 65 basis points or at the LIBOR rate plus 56.25 basis points. The rates may be fixed for periods of up to six months. As of December 31, 1997, there was approximately 1.5 million British pounds ($2.4 million U.S. dollars), outstanding under this facility which was extended to August 31, 1998. The maximum amount outstanding was 1.8 million British pounds ($2.8 million U.S. dollars) and 2.2 million British pounds ($3.6 million U.S. dollars) in 1996 and 1997, respectively. The weighted average balance outstanding was 733,000 British pounds ($1.2 million U.S. dollars) and 795,000 British pounds ($1.3 million U.S. dollars) in 1996 and 1997, respectively.

During 1995, the Company entered into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on amounts owed to the Company from its foreign subsidiary which were denominated in British pounds. These contracts were short-term in nature, with initial maturities less than 30 days. Gains and losses on these contracts were included in the carrying amount of those borrowings and were ultimately recognized in income as part of these carrying amounts. There were no forward currency exchange contracts outstanding as of December 31, 1995 and the Company did not enter into any contracts during 1996 and 1997.

The weighted average interest rate on line of credit borrowings outstanding was 6.52% and 7.34% as of December 31, 1996 and 1997, respectively.

(5)    MORTGAGE LOAN PAYABLE

The Company has a loan from its principal commercial bank secured by a mortgage on the Company's headquarters building. The loan bears interest at 6.5% and is secured by a first mortgage lien on the building and an assignment of all leases, rents, revenues and profits under all present and future leases. There was $4,017,000 and $3,799,000 outstanding on this loan as of December 31, 1996 and 1997, respectively. The loan matures on May 1, 1999.

The principle maturities of the loan at December 31, 1997 are as follows (in thousands):

1998.........................................            $   236
1999.........................................              3,563
                                                         -------
Total mortgage loan payable..................            $ 3,799
                                                         =======

The fair value of the mortgage loan is estimated by discounting the future cash payments using a rate currently offered for a loan with a comparable remaining maturity. The carrying amount of the mortgage loan as of December 31, 1996 and 1997 approximates fair value.

(6)    DEBT COVENANTS

The Company must comply with various restrictive debt covenants which require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants limit the ratio of the Company's debt-to-equity, limit the ratio of the Company's fixed charges to net income, limit the Company's investment in its foreign subsidiaries and require that the Company maintain specified minimum levels of net worth.

During the fourth quarter of 1997, amendments were made to the Company's $250 million credit agreement and senior note agreements. Such amendments were required as a result of the Company's violation of a fixed charge coverage covenant based on the Company's third quarter financial results. The new amendments modified the required fixed charge coverage ratio and added several new financial covenants to the Company's senior note and bank agreements, including limits on the ratio of debt to Advances, the ratio of debt to gross installment contracts receivable and the ratio of Advances to installment contracts receivable. The Company is currently in compliance with all debt covenants.

(7)    RELATED PARTY TRANSACTIONS

CONTRACT ASSIGNMENTS

In the normal course of its business, the Company regularly accepts assignments of installment contracts originated by affiliated dealers owned by the Company's majority shareholder. Installment contracts accepted from affiliated dealers were approximately $35.1 million, $25.6 million and $13.4 million in 1995, 1996 and 1997 respectively. Remaining installment contracts receivable from affiliated dealers represented approximately 4.2% and 3.9% of the gross installment contracts receivable balance as of December 31, 1996 and 1997, respectively. The Company accepted installment contracts from affiliated dealers and nonaffiliated dealers on the same terms. Dealer holdbacks recorded from contracts accepted from affiliated dealers were approximately $28.1 million, $20.5 million and $10.7 million in 1995, 1996 and 1997, respectively.

OTHER AFFILIATED TRANSACTIONS

The Company receives interest income and fees from affiliated dealers on floor plan receivables and notes receivable. Total income earned was $1,104,000, $1,409,000 and $1,564,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

The Company shares certain expenses including payroll and related benefits, occupancy costs and insurance with its affiliated company owned by the Company's majority shareholder. For the years ended December 31, 1995, 1996 and 1997, the Company charged its affiliated company approximately $354,000, $311,000 and $247,000, and was charged $48,000, $97,000 and $45,000 by the affiliated company for such shared expenses incurred in its operations. This arrangement is covered under a services agreement. The agreement has an indefinite term, but may be terminated upon 30 days written notice by either party.

(8)    CONCENTRATION OF CREDIT RISKS

As of December 31, 1997, approximately 13.5% of the Company's total dealers were located in the United Kingdom and during 1997, these dealers accounted for approximately 15.2% of the new contracts accepted by the Company.

The following table sets forth, for each of the last three years for the Company's domestic and foreign operations, the amount of revenues, net income, and identifiable assets (in thousands):

                                  As of and for Years Ended
                                         December 31,
                              ------------------------------------
                                 1995        1996        1997
------------------------------------------------------------------
Revenues from
   customers
      United States........... $  81,820    $107,315    $134,950
      United Kingdom..........     3,261      16,600      28,598
      Ireland.................                     1         195
      Canada..................                    18         492
Operating income (loss)
      United States........... $  45,144   $  54,302   ($  9,244)
      United Kingdom..........       349       9,348      10,755
      Ireland.................                   (58)        (51)
      Canada..................                    16        (116)
Identifiable assets
      United States...........  $646,601    $934,076    $949,771
      United Kingdom..........    39,839     139,764     159,675
      Ireland.................                   337       2,479
      Canada..................                   241       3,685

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

The demographic and geographic dispersion of the Company's installment contract portfolio mitigates any concentration of risk. As of December 31, 1997, approximately 33.8% of the participating dealers in the United States were located in Michigan, Ohio, Indiana, Illinois and Missouri and these dealers accounted for approximately 34.8% of the number of contracts accepted from United States dealers in 1997. No single dealer accounted for more than 10% of the contracts accepted by the Company during 1995, 1996 or 1997.

(9)    INCOME TAXES

The income tax provision (credit) consists of the following (in thousands):

                                   Years Ended December 31,
                              ------------------------------------
                                       1995        1996        1997
--------------------------------------------------------------------
Income (loss) before provision
(benefit) for income taxes:
Domestic ..........................  $ 45,144   $ 54,329    ($ 9,285)
Foreign ...........................       349      9,306      10,588
                                     --------   --------    --------
                                     $ 45,493   $ 63,635    $  1,303
                                     ========   ========    ========

Domestic provision (benefit)
for income taxes:
Current ...........................  $ 13,111   $ 18,044    ($ 6,516)
Deferred ..........................     2,687      1,009       2,799

Foreign provision (benefit)
for income taxes:
Current ...........................        11      3,118         654
Deferred ..........................       112        (45)      2,829
                                     --------   --------    --------

Provision (credit) for income
taxes .............................  $ 15,921   $ 22,126    ($   234)
                                     ========   ========    ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

                                            As of December 31,
                                         -----------------------
                                           1996          1997
----------------------------------------------------------------
Deferred tax assets:
    Allowance for credit losses ....      $ 7,744      $11,165
    Reserve on advances ............        2,272        1,731
    Deferred dealer enrollment
      fees .........................          793          166
    Accrued warranty claims ........          555          646
    Deferred commissions ...........          190            2
    Other, net .....................          666           46
                                          -------      -------
      Total deferred tax assets ....      $12,220      $13,756
                                          =======      =======

Deferred tax liabilities:
    Unearned finance charges .......      $20,343      $27,233
    Accumulated depreciation .......          383          642
    Deferred credit life and
      warranty costs ...............          482          497
                                          -------      -------
      Total deferred tax liabilities      $21,208      $28,372
                                          -------      -------
      Net deferred tax liability ...      $ 8,988      $14,616
                                          =======      =======


No valuation allowances were considered necessary in the calculation of deferred tax assets as of December 31, 1996 and 1997.

The Company's effective income tax rate was approximately equal to the domestic and foreign statutory rates in 1995, 1996 and 1997.

Deferred U.S. federal income taxes and withholding taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries as such amounts are considered to be permanently reinvested. The cumulative undistributed earnings at December 31, 1997 on which the Company had not provided additional national income taxes and withholding taxes were approximately $13.4 million.

(10)   STOCK OPTION PLANS

Pursuant to the Company's 1992 Stock Option Plan (the "1992 Plan"), the Company has reserved 5,000,000 shares of its common stock for the future granting of options to officers and other key employees. The exercise price of the options is equal to the fair market value on the date of the grant. Options under the 1992 Plan become exercisable over a three to five year period, or immediately upon a change of control. Nonvested options are forfeited upon termination of employment and otherwise expire ten years from the date of grant. Shares available for future grants totaled 1,767,500, 1,179,559 and 967,066 as of December 31, 1995, 1996 and 1997, respectively.

Pursuant to the Company's Stock Option Plan for dealers (the "Dealer Plan") the Company has reserved 1,000,000 shares of its common stock for the future granting of options to participating dealers. Options are generally granted to participating dealers based on the Company accepting a minimum of 100 retail installment contracts from the dealer in a calendar year. Upon the Company's acceptance of 100 contracts from a dealer, the dealer receives an option to purchase 1,000 shares of the Company's Common Stock. The dealer receives an option to purchase an additional 200 shares for each additional 100 contracts accepted by the Company. The exercise price of the options is equal to the fair market value on the date of grant. The options become exercisable over a three year period. Nonvested options are forfeited upon the termination of the dealer's servicing agreement by the Company or the dealer and otherwise expire five years from the date of grant. Shares available for future grants totaled 440,200, 235,600 and 185,600 as of December 31, 1995, 1996 and 1997,
respectively.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans such as stock purchase plans and stock options.

As permitted by the standard, the Company accounts for the 1992 Plan under APB Opinion No. 25, under which no compensation cost has been recognized. The Company has elected to provide the pro forma disclosures, as permitted under the provisions of SFAS 123. Had compensation cost for the 1992 Plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                         Years ended
                                        December 31,
                             -------------------------------------
                                1995        1996        1997
------------------------------------------------------------------
Net income (loss)
    As reported..............   $29,572     $41,509       $1,537
    Pro forma................    29,412      36,972       (2,519)

Net income (loss) per common
    share:
    As reported - basic......  $   0.70    $   0.91     $   0.03
    As reported - diluted....  $   0.68    $   0.89     $   0.03
    Pro forma - basic........  $   0.69    $   0.81    ($   0.05)
    Pro forma - diluted......  $   0.68    $   0.79    ($   0.05)

The Company accounts for the compensation costs related to its grants under the Dealer Plan in accordance with SFAS 123. The sales and marketing cost that has been charged against income for the non-employee Dealer Plan was $67,000 in 1997. No costs were charged against income for 1995 or 1996.

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995 (December 15, 1995 for the Dealer Plan), the resulting cost is not necessarily indicative of costs which may be recognized in future years.

The fair value of each option granted included in the above calculations is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended December 31, 1995, 1996 and 1997:

                                     For the years ended
                                        December 31,
1992 Plan                       1995        1996        1997
------------------------------------------------------------------
Risk-free interest rate.....      5.45%       6.42%        6.50%
Expected life...............  7.0 years   7.0 years    6.0 years
Expected volatility.........     36.74%      37.73%       43.97%
Dividend yield..............         0%          0%           0%

                                     For the years ended
                                        December 31,
Dealer Plan                     1995        1996        1997
------------------------------------------------------------------
Risk-free interest rate.....      5.25%       6.21%        5.89%
Expected life...............  3.5 years   3.5 years    5.0 years
Expected volatility.........     36.74%      37.73%       48.40%
Dividend yield..............         0%          0%           0%

Additional information relating to the Stock Option Plans are as follows:

                                     1992 Plan             Dealer Plan
                           -----------------------------------------------

                                          Weighted               Weighted
                                          average                average
                                          exercise               exercise
                                           price                  price
                             Number         per      Number        per
                           of options      share   of options     share
--------------------------------------------------------------------------
Outstanding at:
   December 31, 1994     1,574,000     $    5.77    382,900     $   14.59
   Options granted .       562,500         19.50    200,000         23.08
   Options exercised      (323,166)         2.50    (10,888)        12.94
   Options forfeited             -             -    (23,100)        13.87
                         ---------                  -------

Outstanding at:
   December 31, 1995     1,813,334         10.63    548,912         17.75
   Options granted .       606,275         21.60    205,600         24.37
   Options exercised      (103,000)         3.44    (34,948)        13.00
   Options forfeited       (18,334)        20.50     (1,000)        23.88
                         ---------                  -------

Outstanding at:
   December 31, 1996     2,298,275         13.73    718,564         18.60
   Options granted .     3,020,129          9.42    173,400         11.49
   Options exercised      (266,532)         4.11     (3,597)        13.95
   Options forfeited    (1,807,636)        20.70   (123,400)        21.35
                         ---------                  -------

Outstanding at:
   December 31, 1997     3,244,236     $    6.63    764,967     $   17.76
                         =========                  =======

Exercisable at:
   December 31,
     1995 ..........       277,661     $    8.44    109,613     $   14.91
     1996 ..........       795,988         10.49    260,762         17.10
     1997 ..........       894,167     $    7.95    481,318     $   17.90


Options granted and options forfeited under the 1992 Plan for 1997 include 1,713,577 options which were repriced on November 3, 1997. The options which were repriced were originally granted between September 30, 1995 and September 2, 1997 with original exercise prices between $12.75 and $27.50. These options were cancelled on November 3, 1997 and reissued at an exercise price of $6.00 per share with a new three year vesting period.

The weighted average fair value of options granted during 1995, 1996 and 1997 was $10.17, $10.92 and $4.68 respectively, for the 1992 Plan and $7.42, $8.88 and $4.06, respectively, for the Dealer Plan.

As of December 31, 1997, the options outstanding under the 1992 Plan had exercise prices between $2.17 and $22.25 and a weighted average remaining contractual life of 8.6 years and the options outstanding under the Dealer Plan had exercise prices between $7.53 and $27.63 and a weighted average remaining contractual life of 2.8 years.

(11)     LITIGATION AND CONTINGENT
         LIABILITIES

In the normal course of its business, the Company is named as a defendant in legal proceedings. A number of such actions, including one case which has been brought as a class action, are pending in the various states in which the Company does business. It is the policy of the Company to vigorously defend litigation, but the Company has and may in the future enter into settlements of claims where management deems appropriate.

The Company is currently a defendant in a class action proceeding commenced on October 9, 1997 by Marion Fielder and Deborah Williams which is pending in United States District Court for the Western District of Missouri. Plaintiffs allege that the Company is liable for money damages resulting from multiple violations of state and federal consumer protection laws, and the court has certified a class for each of the alleged violations. The Company is vigorously defending this litigation.

     The Company and certain officers and directors of the Company have been named as defendants in a number of putative class action complaints seeking money damages for alleged violations of the federal securities laws. The complaints were filed between January 29, 1998 and March 3, 1998 in the United States District Court for the Eastern District of Michigan. The complaints generally allege that the Company's financial statements issued during the period September 29, 1995 through October 22, 1997 did not accurately reflect the Company's true financial condition and results of operations because such reported results failed to be in accordance with generally accepted accounting principles and that such results contained material accounting irregularities in that they failed to reflect adequate reserves for credit losses. The complaints further allege that the Company issued public statements during the alleged class period which fraudulently created the impression that the Company's accounting practices were proper. The Company intends to vigorously defend these actions.


Management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of the Company.
Future events and circumstances could alter management's conclusion with respect to these matters.

(12) QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of quarterly financial position and results of operations for the years ended December 31, 1996 and 1997.

                                                               1996
                                                               ----
(Dollars in thousands,
except per share data)                  1st Q          2nd Q          3rd Q       4th Q
----------------------------------------------------------------------------------------------
BALANCE SHEETS
Installment contracts
   receivable, net ............    $   729,523     $   809,594    $   920,291    $ 1,029,951
Floor plan receivables ........         14,491          14,996         15,325         15,493
Notes receivables .............          3,078           3,008          2,892          2,663
All other assets ..............         17,936          19,453         21,478         26,311
                                   -----------     -----------    -----------    -----------
   Total assets ...............    $   765,028     $   847,051    $   959,986    $ 1,074,418
                                   ============    ===========    ===========    ===========

Dealer holdbacks, net .........    $   401,718     $   426,693    $   461,560    $   496,434
Total debt ....................        119,748         169,710        229,191        288,899
Other liabilities .............         35,720          31,373         38,422         42,942
                                   -----------     -----------    -----------    -----------
   Total liabilities ..........        557,186         627,776        729,173        828,275
Shareholders' equity ..........        207,842         219,275        230,813        246,143
                                   -----------     -----------    -----------    -----------
   Total liabilities and
    shareholders' equity ......    $   765,028     $   847,051    $   959,986    $ 1,074,418
                                   ===========     ===========    ===========    ===========

INCOME STATEMENTS
Revenue:
   Finance charges ............    $    20,373     $    22,159    $    23,720    $    26,692
   Vehicle service
     contract fees and
     other income .............          2,903           3,556          4,539          5,311
   Dealer enrollment fees .....            964           1,261          1,378          1,425
   Premiums earned ............          2,365           2,236          2,855          2,197
                                   -----------     -----------    -----------    -----------
    Total revenue .............    $    26,605     $    29,212    $    32,492    $    35,625
                                   -----------     -----------    -----------    -----------
COSTS AND EXPENSES
  Salaries and wages ..........    $     2,740     $     2,965    $     2,900    $     3,070
  General & administrative ....          3,240           3,513          3,881          3,671
  Provision for credit losses .          2,726           2,721          3,422          4,202
  Sales and marketing .........            902             945          1,268          1,532
  Provision for insurance and
       warranty claims ........            757             777            936            590
   Interest ...................          2,073           2,751          3,801          4,943
                                   -----------     -----------    -----------    -----------
       Total costs and
          expenses ............    $    12,438     $    13,672    $    16,208    $    18,008
                                   -----------     -----------    -----------    -----------
OPERATING INCOME
  (LOSS) ......................    $    14,167     $    15,540    $    16,284    $    17,617
  Foreign exchange gain
     (loss) ...................             (2)              3              2             24
                                   -----------     -----------    -----------    -----------
  Income (loss) before
     income taxes .............         14,165          15,543         16,286         17,641
  Provision (credit) for
     income taxes .............          4,977           5,406          5,643          6,100
                                   -----------     -----------    -----------    -----------
NET INCOME (LOSS) .............    $     9,188     $    10,137    $    10,643    $    11,541
                                   ===========     ===========    ===========    ===========

Net income (loss) per common
   share
      Basic ...................    $      0.20     $       .22    $       .23    $      0.25
      Diluted .................    $      0.20     $       .22    $       .23    $      0.25
Weighted average shares
  outstanding
    Basic .....................         45,505          45,577         45,629         45,843
    Diluted ...................         46,436          46,480         46,630         46,948

                                                           1997
                                                           ----
(Dollars in thousands,
except per share data)               1st Q            2nd Q         3rd Q           4th Q
---------------------------------------------------------------------------------------------
BALANCE SHEETS
Installment contracts
   receivable, net ............    $ 1,119,314     $ 1,171,036    $ 1,205,331     $ 1,036,699
Floor plan receivables ........         15,667          16,320         19,359          19,800
Notes receivables .............          1,746           1,818          1,589           1,231
All other assets ..............         28,529          30,776         46,770          57,880
                                   -----------     -----------    -----------     -----------
   Total assets ...............    $ 1,165,256     $ 1,219,950    $ 1,273,049     $ 1,115,610
                                   ===========     ===========    ===========     ===========

Dealer holdbacks, net .........    $   534,162     $   552,840    $   618,443     $   437,065
Total debt ....................        326,487         354,834        379,269         391,666
Other liabilities .............         45,540          40,112         32,624          37,888
                                   -----------     -----------    -----------     -----------
   Total liabilities ..........        906,189         947,786      1,030,336         866,619
Shareholders' equity ..........        259,067         272,164        242,713         248,991
                                   -----------     -----------    -----------     -----------
   Total liabilities and
    shareholders' equity ......    $ 1,165,256     $ 1,219,950    $ 1,273,049     $ 1,115,610
                                   ===========     ===========    ===========     ===========
INCOME STATEMENTS
Revenue:
   Finance charges ............    $    30,691     $    32,602    $    28,956     $    24,771
   Vehicle service
     contract fees and other
     income ...................          6,905           7,494          7,076           7,123
   Dealer enrollment fees .....          1,790           2,132          1,750           1,641
   Premiums earned ............          2,383           2,625          3,111           3,185
                                   -----------     -----------    -----------     -----------
    Total revenue .............    $    41,769     $    44,853    $    40,893     $    36,720
                                   -----------     -----------    -----------     -----------
COSTS AND EXPENSES
  Salaries and wages ..........    $     3,810     $     4,261    $     4,278     $     4,629
  General & administrative ....          4,179           5,315          4,916           6,194
  Provision for credit losses .          7,053           7,669         64,071           6,679
  Sales and marketing .........          1,898           2,059          2,100           2,272
  Provision for insurance and
       warranty claims ........            803             878          1,095           1,135
   Interest ...................          5,669           6,808          7,162           7,958
                                   -----------     -----------    -----------     -----------




       Total costs and
          expenses ............    $    23,412     $    26,990    $    83,622     $    28,867
                                   -----------     -----------    -----------     -----------
OPERATING INCOME
  (LOSS) ......................    $    18,357     $    17,863   ($    42,729)    $     7,853
  Foreign exchange gain
     (loss) ...................            (20)              5             (7)            (19)
                                   -----------     -----------    -----------     -----------
  Income (loss) before
     income taxes .............         18,337          17,868        (42,736)          7,834
  Provision (credit) for
    income taxes ..............          6,299           5,818        (15,028)          2,677
                                   -----------     -----------    -----------     -----------

NET INCOME (LOSS) .............    $    12,038     $    12,050    $   (27,708)    $     5,157
                                   ===========     ===========    ===========     ===========
Net income (loss) per common
   share
      Basic ...................    $      0.26     $      0.26    ($     0.60)    $      0.11
      Diluted .................    $      0.26     $      0.26    ($     0.60)    $      0.11
Weighted average shares
  outstanding
    Basic .....................         46,076          46,112         46,113          46,113
    Diluted ...................         46,902          46,595         46,113          46,679

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

ITEM 11.      EXECUTIVE COMPENSATION

              Information is contained under the caption "Compensation of Executive Officers" (excluding the Report of the Executive Compensation Committee, the Report on Stock Option Repricing, the Ten Year Option Repricing Table and the stock performance graph) in the Company's Proxy Statement and is incorporated herein by reference.

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

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

   (a)(1) The following consolidated financial statements of the Company and Report of Independent Public Accountants are contained "Item 8 - Financial Statements and Supplementary Data."

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

              CONSOLIDATED FINANCIAL STATEMENTS:

                  -Consolidated Balance Sheets as of December 31, 1996 and 1997 -Consolidated Income Statements for the years ended
                   December 31, 1995, 1996 and 1997
                  -Consolidated Statements of Cash Flows for the years ended
                   December 31, 1995, 1996 and 1997
                  -Consolidated Statements of Shareholders' Equity for the
                   years ended December 31, 1995, 1996 and 1997

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (2) Financial Statement Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

       (3) The Exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index . Included in such list as Item 10(f)
              (2) and 10 (f)(3) (Stock Option Plans) and 10(n)(4) and 10(n)(5) (Management Incentive Plans) are the Company's management contracts and compensatory plans and arrangements which are required to be filed as exhibits to this Form 10-K.

   (b) During the quarter ended December 31, 1997, the Company filed Current Reports on Form 8-K on October 23, 1997 and December 15, 1997. Each of the reports reported information under Item 5 and neither Report contained financial statements.

The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

    EXHIBIT NO.                       DESCRIPTION
    -----------                       -----------
      3(a)     3     Articles of Incorporation, as amended

      3(a)(1)  9     Articles of Incorporation, as amended July 1, 1997

      3(b)     3     Bylaws of the Company, as amended

      4(a)     2     Note Purchase Agreement dated October 1, 1994 between
                     various insurance companies and the Company and
                     related form of note.

      4(a)(1)  4     First Amendment dated November 15, 1995 to Note Purchase Agreement dated October 1, 1994 between various insurance companies and the Company.

      4(a)(2)  6     Second  Amendment dated August 29, 1996 to Note Purchase Agreement dated October 1, 1994 between various insurance companies and the Company.

      4(a)(3) 10     Third  Amendment  dated December 12, 1997 to Note Purchase Agreement dated
                     October 1, 1994 between various insurance companies and the Company


      4(b)     6     Note Purchase Agreement dated August 1, 1996 between various insurance  companies and the Company and the related form of note

      4(b)(1) 10     First Amendment dated December 12, 1997 to Note Purchase
                     Agreement  dated August 1, 1996 between various insurance companies and the Company

      4(c)    12     Second Amended and Restated $150,000,000 Line of
                     Credit and $100,000,000 Revolving Credit Agreement
                     dated December 4, 1996 between the Company, Comerica
                     Bank as agent and LaSalle National Bank and The Bank
                     of New York as co-agents, and various commercial
                     banks.

      4(c)(1)  9     First Amendment and Consent, dated June 4, 1997, to
                     Second Amended and Restated Credit Agreement dated as
                     of December 4, 1996 and a memorandum evidencing
                     extension of maturity dates

      4(c)(2) 10     Second Amendment dated December 12, 1997 to Second Amended and Restated
                     Credit  Agreement  dated as of December 4, 1996

      4(e)     8     Note Purchase Agreement dated March 25, 1997 between various insurance companies and the Company and related form of note

      4(e)(1) 10     First Amendment dated December 12, 1997 to Note Purchase Agreement dated March 25, 1997 between various insurance companies and the Company


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

    EXHIBIT NO.                            DESCRIPTION
    -----------                            -----------
      10(b)(1)   5   Amended and Restated Services Agreement dated April 17, 1996 between the Company and Larry Lee's Auto Finance Center, Inc. d/b/a Dealer
                     Enterprise Group.

      10(d) (4)  2    Form of Addendum 3 to Servicing Agreement (Multiple Lots).

      10(d) (5)  4   Current form of Servicing Agreement, including form of Addendum 1 to Servicing Agreement (CAC Life) and form of Addendum 2
                     to Servicing Agreement (BVPP, Inc.).

      10(e)1 Promissory Notes dated various dates, to the Company, from various affiliated companies.


      10(f)(2)   7   Credit Acceptance Corporation 1992 Stock Option Plan, as amended effective December 1, 1996.

      10(f)(3)   9   Credit Acceptance Corporation 1992 Stock Option Plan, as amended and restated May 1997

      10(g)1         Promissory Note dated May 3, 1991 to the Company from Richard E. Beckman and related assignment

      10(n)(4)   7   Credit Acceptance Corporation Management Incentive Plan B Fiscal Year 1997

      10(n)(5)  10   Credit Acceptance Corporation Management Incentive Plan - Fiscal Year 1998


      10(o)(1)   7   Credit Acceptance Corporation Stock Option Plan for Dealers, as amended January 22, 1997

      21(1)     10   Schedule of Credit Acceptance Corporation Subsidiaries

      23(1)     10   Consent of Arthur Andersen LLP

      27        10   Financial Data Schedule


1 reference to the Company's Registration Statement on Form S-1, File No. 33-46772.

2 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1994, and incorporated herein by reference.

3 Previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1994, and incorporated herein by reference.


4 Previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1995, and incorporated herein by reference.

5 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.


6 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference.

7 Previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1996, and incorporated herein by reference.

8 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.

9 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.

10  Filed herewith

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1998.

                                           CREDIT ACCEPTANCE CORPORATION


                                           By:    /S/ Donald A. Foss
                                              --------------------------------
                                                  Donald A. Foss
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 20, 1998 on behalf of the registrant and in the capacities indicated.

                  Signature                                                   Title
                  ---------                                                   -----
/S/ Donald A. Foss                                               Chairman of the Board and
--------------------------                                       Chief Executive Officer
Donald A. Foss                                                        (Principal Executive Officer)


/S/ Brett A. Roberts                                             Executive Vice President and
--------------------------                                       Chief Financial Officer
Brett A. Roberts                                                      (Principal Financial Officer)



/S/ John P. Cavanaugh                                            Corporate Controller and Assistant Secretary
--------------------------                                            (Principal Accounting Officer)
John P. Cavanaugh



/S/ Harry E. Craig                                               Director
--------------------------
Harry E. Craig


/S/ Thomas A. FitzSimmons                                        Director
--------------------------
Thomas A. FitzSimmons


/S/ David T. Harrison                                            Director
--------------------------
David T. Harrison


/S/ Sam M. LaFata                                                Director
--------------------------
Sam M. LaFata
