Form 10-Q
period 1998-03-31
CREDIT ACCEPTANCE CORPORATION
filed 1998-05-15
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                        Commission File Number 000-20202

                          CREDIT ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                  38-1999511
    (State or other jurisdiction of               (IRS Employer Identification)
     incorporation or organization)

25505 WEST TWELVE MILE ROAD, SUITE 3000
         SOUTHFIELD, MICHIGAN                                48034-8339
(Address of principal executive offices)                     (zip code)

Registrant's telephone number, including area code:  248-353-2700

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/.          No / /.

         Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

         The number of shares outstanding of Registrant's Common Stock, par value $.01, on May 12, 1998 was 46,113,115.

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                         PART I.--FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

           Consolidated Balance Sheets -
           As of December 31, 1997 and March 31, 1998. . . . . . . .    1

           Consolidated Income Statements -
           Three months ended March 31, 1997 and March 31, 1998  . .    2

           Consolidated Statements of Cash Flows -
           Three months ended March 31, 1997 and March 31,1998 . . .    3

           Consolidated Statement of Shareholders' Equity -
           Three months ended March 31, 1998 . . . . . . . . . . . .    4

           Notes to Consolidated Financial Statements  . . . . . . .    5

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . .   6

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK   . . . . . . . . . . . . . . . .  14

                           PART II.--OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . .   15

ITEM 6.           EXHIBIT AND REPORTS ON FORM 8-K  . . . . . . . . .   15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

INDEX OF EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . .   17

EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                             AS OF          AS OF
(Dollars in thousands)                                     12/31/97        3/31/98
-------------------------------------------------------------------------------------
                                                                        (UNAUDITED)
ASSETS:
       Cash and cash equivalents ......................   $       349    $    11,989
       Investments ....................................         9,973         10,266

       Installment contracts receivable ...............     1,049,818        957,979
       Allowance for credit losses ....................       (13,119)       (10,473)
                                                          -----------    -----------
             Installment contracts receivable, net ....     1,036,699        947,506

       Floor plan receivables .........................        19,800         19,674
       Notes receivable ...............................         1,231          1,422
       Property and equipment, net ....................        20,839         20,488
       Other assets, net ..............................        26,719          6,694
                                                          -----------    -----------
TOTAL ASSETS ..........................................   $ 1,115,610    $ 1,018,039
                                                          ===========    ===========
LIABILITIES:
       Senior notes ...................................   $   175,150    $   175,150
       Lines of credit ................................       212,717        172,164
       Mortgage loan payable to bank ..................         3,799          3,741
       Income taxes payable ...........................          --            7,049
       Accounts payable and accrued liabilities .......        22,851         29,487
       Deferred dealer enrollment fees, net ...........           421             89
       Dealer holdbacks, net ..........................       437,065        361,260
       Deferred income taxes, net .....................        14,616         13,329
                                                          -----------    -----------
TOTAL LIABILITIES .....................................       866,619        762,269
                                                          -----------    -----------
SHAREHOLDERS' EQUITY
       Common stock ...................................           461            461
       Paid-in capital ................................       128,336        128,336
       Retained earnings ..............................       118,023        124,910
       Cumulative translation adjustment ..............         2,171          2,063
                                                          -----------    -----------
TOTAL SHAREHOLDERS' EQUITY ............................       248,991        255,770
                                                          -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............   $ 1,115,610    $ 1,018,039
                                                          ===========    ===========

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                       ----------------------------
(Dollars in thousands, except per share data)           3/31/97           3/31/98
-----------------------------------------------------------------------------------

REVENUE:
       Finance charges ............................   $     30,691    $     28,055
       Vehicle service contract fees
          and other income ........................          6,905           6,882
       Dealer enrollment fees .....................          1,790           1,450
       Premiums earned ............................          2,383           2,923
                                                      ------------    ------------
              Total revenue .......................         41,769          39,310

COSTS AND EXPENSES:
       Salaries and wages .........................          3,810           4,922
       General and administrative .................          4,179           7,242
       Provision of credit losses .................          7,053           5,796
       Sales and marketing ........................          1,898           2,457
       Provision for claims .......................            803           1,035
       Interest ...................................          5,669           7,346
                                                      ------------    ------------
           Total costs and expenses ...............         23,412          28,798
                                                      ------------    ------------
Operating income ..................................         18,357          10,512
                                                      ------------    ------------
       Foreign exchange gain(loss) ................            (20)             12
                                                      ------------    ------------
Income before provision for income taxes ..........         18,337          10,524
       Provision for income taxes .................          6,299           3,637
                                                      ------------    ------------
Net income ........................................   $     12,038    $      6,887
                                                      ============    ============
Net income per common share:
       Basic ......................................   $       0.26    $       0.15
                                                      ============    ============
       Diluted ....................................   $       0.26    $       0.15
                                                      ============    ============
Weighted average shares outstanding:
       Basic ......................................     46,076,448      46,113,115
                                                      ============    ============

       Diluted ....................................     46,902,492      46,949,673
                                                      ============    ============

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                               ------------------------
(Dollars in thousands)                                            3/31/97      3/31/98
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income .............................................   $  12,038    $   6,887
         Adjustments to reconcile net income to net
              cash provided by operating activities
              Credit for deferred income taxes ..............        (763)      (1,287)
              Depreciation and amortization .................         478          923
              Provision for credit losses ...................       7,053        5,796
         Change in operating assets and liabilities
              Accounts payable and accrued liabilities ......      (2,075)       6,636
              Income taxes payable ..........................       5,465        7,049
              Unearned insurance premiums, insurance
                 reserves, and fees .........................         925         (214)
              Deferred dealer enrollment fees, net ..........         (29)        (332)
              Other assets ..................................        (313)      20,025
                                                                ---------    ---------
                  Net cash provided by operating activities .      22,779       45,483
                                                                =========    =========
CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal collected on installment contracts
        receivable ..........................................      95,967      103,122
     Purchase of marketable securities ......................        (353)        (293)
     (Increase)decrease in floor plan receivables ...........        (174)         126
     (Increase)decrease in notes receivable .................         917         (191)
     Purchase of property and equipment .....................      (2,073)        (572)
                                                                ---------    ---------
                  Net cash provided by investing activities .      94,284      102,192
                                                                =========    =========
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of mortgage loan payable to bank .............         (37)         (58)
     Advances to dealers and payments of dealer
        holdback ............................................    (155,580)     (95,316)
     Net repayments under line of credit agreement ..........     (34,125)     (40,553)
     Proceeds from sale of senior notes .....................      71,750         --
     Proceeds from stock options exercised ..................       2,648         --
                                                                ---------    ---------
                  Net cash used in financing activities .....    (115,344)    (135,927)
                                                                ---------    ---------
                  Effect of exchange rate changes on cash ...      (1,762)        (108)
                                                                ---------    ---------
                  Net increase(decrease) in cash and
                     cash equivalents .......................         (43)      11,640

     Cash and cash equivalents - beginning of period ........         229          349
                                                                ---------    ---------
     Cash and cash equivalents - end of period ..............   $     186    $  11,989
                                                                =========    =========

                          CREDIT ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                                                      Cumulative
                                      Common    Paid-In    Retained  Translation
(Dollars in thousands)                Stock     Capital    Earnings   Adjustment
--------------------------------------------------------------------------------
Balance as of December 31, 1997 ...   $    461   $128,336   $118,023   $  2,171

Net income ........................       --         --        6,887       --

Foreign currency translation
   adjustment .....................       --         --         --         (108)
                                      --------   --------   --------   --------
Balance as of March 31, 1998  .....   $    461   $128,336   $124,910   $  2,063
                                      ========   ========   ========   ========

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

         As contemplated by the Securities and Exchange Commission under rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related notes have been condensed and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.       NET INCOME PER SHARE

         Basic net income per share amounts are based on the weighted average number of common shares outstanding. Diluted net income per share amounts are based on the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect. All per share amounts have been adjusted to reflect all stock splits declared by the Company.

3.       NEW ACCOUNTING STANDARDS

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in annual financial statements. Application of SFAS 130 is not expected to have a significant impact on the financial statement disclosures of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

TOTAL REVENUE. Total revenue decreased from $41.8 million for the three months ended March 31, 1997 to $39.3 million for the same period in 1998, representing a decrease of 5.9%. This decrease is primarily due to a decrease in finance charge revenue resulting from a decrease in installment contracts receivable. The decrease in installment contracts receivable is primarily the result of collections on installment contracts and charge offs of installment contracts for the period exceeding contract originations for the period. The Company's volume of contract originations decreased in the fourth quarter of 1997 and in the first quarter of 1998 as the Company has implemented more conservative advance programs and has limited business with marginally profitable and unprofitable dealers. These changes were made as a result of the Company's enhanced analysis made possible by a new loan servicing system which became operational in the third quarter of 1997. Based on reviews of dealer profitability, the Company has discontinued relationships with several dealers and continues to monitor its relationships with dealers and make adjustments to these relationships as required. It is expected that the volume of contract originations will continue at lower levels than those experienced prior to the implementation of these changes.

The average yield on the Company's installment contract portfolio, calculated using finance charge revenue divided by average net installment contracts receivable, was approximately 11.3% and 11.2% for the three months ended March 31, 1997 and 1998, respectively.

Vehicle service contract fees and other income increased, as a percent of total revenue, from 16.5% for the three months ended March 31, 1997 to 17.5% for the same period in 1998. The increase is primarily due to a higher penetration rate of third party service contract products offered by dealers on installment contracts, as the Company earns a fee on the sale of these products. Also contributing to the increase, as a percent of revenue, in vehicle service contract fees and other income, is an increase in interest earned on floor plan financing which results from increased floor plan balances.

Earned dealer enrollment fees decreased, as a percent of total revenue, from 4.3% for the three months ended March 31, 1997 to 3.7% for the same period in 1998. The decrease is due to a decline in the number of new dealers enrolling in the Company's financing program. The Company has become more selective with respect to the enrollment of new dealers in an effort to improve the performance of its portfolio of installment contracts receivable.

Premiums earned increased, as a percent of total revenue, from 5.7% for the three months ended March 31, 1997 to 7.4% for the same period in 1998.
Premiums on the Company's service contract program are earned on a straight-line basis over the life of the service contracts. Premiums reinsured under the Company's credit life and collateral protection insurance programs are earned over the life of the contracts using the pro rata and sum-of-digits methods.

SALARIES AND WAGES. Salaries and wages, as a percent of total revenue, increased from 9.1% for the three months ended March 31, 1997 to 12.5% for the same period in 1998. The increase is primarily due to increases in employee headcount, particularly collection personnel added to service the Company's installment contract portfolio. To a lesser extent, the increase is due to an increase in the Company's average wage rates.

GENERAL AND ADMINISTRATIVE. General and administrative expenses, as a percent of total revenue, increased from 10.0% for the three months ended March 31, 1997 to 18.4% for the same period in 1998. Increases in general and administrative expenses include increases in (i) legal fees and settlement provisions resulting from an increase in the frequency and magnitude of litigation against the Company; (ii) depreciation and amortization primarily resulting from the addition of new computer systems in 1997 and (iii) an increase in audit fees charged by the Company's former independent accountants.

PROVISION FOR CREDIT LOSSES. The amount provided for credit losses, as a percent of total revenue, decreased from 16.9% for the three months ended March 31, 1997 to 14.7% for the same period in 1998. The provision for credit losses consists of two components: (i) a provision for loan losses for the earned but unpaid servicing fee or finance charge recognized on contractually delinquent installment contracts and (ii) a provision for losses on advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio. The decrease is due to a decrease in the provision for loan loss component, primarily resulting from a decrease in the percent of non-accrual installment contracts receivable, which were 35.1% and 33.2% of receivables as of March 31, 1997 and 1998, respectively. The decrease was partially offset by an increase in the amount provided for advance losses. Advance balances are continually reviewed by management utilizing the Company's new loan servicing system which allows management to estimate future collections for each dealer pool using historical loss experience and a dealer by dealer static pool analysis.

SALES AND MARKETING. Sales and marketing expenses, as a percent of total revenue, increased from 4.5% during the three months ended March 31, 1997 to 6.3% during the same period in 1998. This increase is primarily the result of increased sales commissions for dealer enrollments, which are deferred and amortized to expense over the estimated repayment term of the outstanding dealer advance. In addition, the increase is also the result of increases in advertising associated with the Company's customer lead generating program.

PROVISION FOR CLAIMS. The amount provided for insurance and service contract claims, as a percent of total revenue, increased from 1.9% during the three months ended March 31, 1997 to 2.6% during the same period in 1998. This increase corresponds with an increase, as a percent of total revenue, in premiums earned from 5.7% for the three months ended March 31, 1997 to 7.4% for the same period in 1998.

INTEREST EXPENSE. Interest expense, as a percent of total revenue, increased from 13.6% for the three months ended March 31, 1997 to 18.7% for the same period in 1998. The increase is primarily a result of an increase in the amount of average outstanding borrowings. To a lesser extent, interest expense increased due to higher average interest rates. The increase in the average interest rate is primarily the result of the sale of $71.75 million in senior notes, at a fixed rate of interest, in March 1997. The increase was also attributable to the downgrade of the Company's credit rating with Moody's Investor Service from Baa3 to Ba2 and with Standard and Poor's from BBB- to BB effective October 22, 1997. As a result of these downgrades, the Company's Eurocurrency based borrowing margins under the $250 million credit agreement were increased from 82.5 basis points to 120 basis points in accordance with the terms of the credit agreement. The Company expects to continue to borrow in future periods, as needed, to assist in funding the Company's operations, and may continue to convert portions of its floating rate debt to longer term fixed rates, which may be higher than rates available on shorter term floating rate borrowings. See "Liquidity and Captial Resources".

OPERATING INCOME. As a result of the aforementioned factors, operating income decreased from $18.4 million for the three months ended March 31, 1997 to $10.5 million for the same period in 1998, representing a decrease of 42.7%.

FOREIGN EXCHANGE LOSS. The Company incurred a foreign exchange loss of $20,000 for the three months ended March 31, 1997 and a foreign exchange gain of $12,000 for the same period in 1998. The losses result from the effect of exchange rate fluctuations between the U.S. dollar and foreign currencies on unhedged intercompany balances between the Company and its subsidiaries which operate outside the United States.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased from $6.3 million during the three months ended March 31, 1997 to $3.6 million during the same period in 1998. The decrease is due to a lower level of pretax income in 1998. For the three months ended March 31, the effective tax rate was 34.5% in 1997 and 34.6% in 1998.

INSTALLMENT CONTRACTS RECEIVABLE

         The following table summarizes the composition of installment contracts receivable at the dates indicated:

                                                        AS OF         AS OF
(Dollars in thousands)                                12/31/97       3/31/98
--------------------------------------------------------------------------------
                                                                   (UNAUDITED)
Gross installment contracts receivable ...........   $ 1,254,858    $ 1,143,469
Unearned finance charges .........................      (196,357)      (177,021)
Unearned insurance premiums, insurance
   reserves, and fees ............................        (8,683)        (8,469)
                                                     -----------    -----------
Installment contracts receivable .................   $ 1,049,818    $   957,979
                                                     ===========    ===========

A summary of changes in gross installment contracts receivable is as follows:

                                                                                     THREE MONTHS ENDED
                                                                                 -----------------------------
(Dollars in thousands)                                                             3/31/97        3/31/98
---------------------------------------------------------------------------------------------------------------
                                                                                               (UNAUDITED)
Balance - beginning of period .................................................   $ 1,251,139    $ 1,254,858
Gross amount of installment contracts
   accepted ...................................................................       290,981        202,965
Cash collections on installment contracts
   receivable .................................................................      (127,973)      (139,104)
Charge offs (a) ...............................................................       (46,277)      (174,889)
Currency translation ..........................................................        (6,971)          (361)
                                                                                  -----------    -----------
Balance - end of period .......................................................   $ 1,360,899    $ 1,143,469

(a) 1998 charge offs based on nine month recency method; 1997 based on one year recency method.

DEALER HOLDBACKS

           The following table summarizes the composition of dealer holdbacks at the dates indicated:

                                                             AS OF         AS OF
(Dollars in thousands)                                      12/31/97      3/31/98
------------------------------------------------------------------------------------
                                                                         (UNAUDITED)
Dealer holdbacks ......................................   $ 1,002,033    $   912,981
Less:  Advances (net of reserves of $16,369 and
       $21,262 at December 31, 1997 and
       March 31, 1998, respectively) ..................      (564,968)      (551,721)
                                                          -----------    -----------
Dealer holdbacks, net .................................   $   437,065    $   361,260
                                                          ===========    ===========

CREDIT POLICY AND EXPERIENCE

         When an installment contract is acquired, the Company generally pays a cash advance to the dealer. These advance balances represent the Company's primary risk of loss related to the funding activity with the dealers.

        The Company maintains a reserve against advances to dealers that are not expected to be recovered through collections on the related installment contract portfolio. For purposes of establishing the reserve, future collections are reduced to present-value in order to achieve a level yield over the remaining term of the advance equal to the expected yield at the origination of the impaired advance. During 1997, the Company implemented a new loan servicing system which allows the Company to better estimate future collections for each dealer pool using historical loss experience and a dealer by dealer static pool analysis. Future reserve requirements will depend in part on the magnitude of the variance between management's prediction of future collections and the actual collections that are realized. Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual charge offs. The Company charges off dealer advances against the reserve at such time and to the extent that the Company's static pool analysis determines that the advance is completely or partially impaired.

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

         During the third quarter of 1997, the Company changed its non-accrual policy from 120 days on a contractual basis to 90 days on a recency basis and, during the fourth quarter of 1997, changed its charge off policy to nine months on a recency basis from one year. The Company believes these changes allow for earlier identification of under performing dealer pools.

         The following tables set forth information relating to charge offs, the allowance for credit losses, the reserve on advances, and dealer holdbacks.

                                                          THREE MONTHS ENDED
                                                        ------------------------
(Dollars in thousands)                                    3/31/97      3/31/98
--------------------------------------------------------------------------------
                                                              (UNAUDITED)
Provision for credit losses-installment contracts ........   $  2,553   $  1,030
Provision for credit losses-advances .....................      4,500      4,766

Charged against dealer holdbacks (a) .....................     36,986    139,869
Charged against unearned finance charges (a) .............      8,257     31,348
Charged against allowance for credit losses (a) ..........      1,034      3,672
                                                             --------   --------
Total contracts charged off (a) ..........................   $ 46,277   $174,889
                                                             ========   ========

Net charge offs against the reserve on advances ..........   $    327       --


(a) 1998 charge offs based on nine month recency method; 1997 based on one year recency method.


                                                           THREE MONTHS ENDED
                                                        ------------------------
(Dollars in thousands)                                    3/31/97    3/31/98
--------------------------------------------------------------------------------
                                                              (UNAUDITED)
ALLOWANCE FOR CREDIT LOSSES
Balance - beginning of period ..........................   $ 12,194    $ 13,119
Provision for loan losses ..............................      2,553       1,030
Charge offs ............................................     (1,034)     (3,672)
Currency translation ...................................        (48)         (4)
                                                           --------    --------
Balance - end of period ................................   $ 13,665    $ 10,473
                                                           ========    ========

                                                            THREE MONTHS ENDED
                                                        ------------------------
(Dollars in thousands)                                    3/31/97      3/31/98
--------------------------------------------------------------------------------
                                                               (UNAUDITED)
RESERVE ON ADVANCES
Balance - beginning of period ..........................   $  8,754    $ 16,369
Provision for advance losses ...........................      4,500       4,766
Advance reserve fees ...................................      1,330         152
Charge offs ............................................       (327)         --
Currency translation ...................................        (89)        (25)
                                                           --------    --------
Balance - end of period ................................   $ 14,168    $ 21,262
                                                           ========    ========

                                                               THREE MONTHS ENDED
                                                            ------------------------
(Dollars in thousands)                                        3/31/97      3/31/98
------------------------------------------------------------------------------------
                                                              (UNAUDITED)
Allowance for credit losses as a percent of gross
   installment contracts receivable ........................        1.0%      0.9%
Reserve on advances as a percent of advances ...............        2.5%      3.7%
Gross dealer holdbacks as a percent of gross
   installment contracts receivable ........................       79.9%     79.8%

LIQUIDITY AND CAPITAL RESOURCES

           The Company's principal need for capital is to fund cash advances made to dealers in connection with the acceptance of installment contracts and for the payment of dealer holdbacks to dealers who have repaid their advance balances. These cash outflows to dealers decreased from $155.6 million during the three months ended March 31, 1997 to $95.3 million in 1998. These amounts have historically been funded from cash collections on installment contracts, cash provided by operating activities and draws under the Company's credit agreements. During the first three months of 1998, the Company paid down approximately $40.6 million on its $250 million credit agreement. The positive cash flow during the period is primarily a result of refunds received from the overpayment of 1997 U.S. federal income taxes and principal collections on installment contracts receivable exceeding cash advances to dealers and payments of dealer holdbacks. During the fourth quarter of 1997 and first quarter of 1998, the Company implemented more conservative advance programs and began to reduce business with marginally profitable and unprofitable dealers in order to improve the performance of its portfolio of installment contracts. These changes have resulted in reduced levels of originations and cash advances to dealers, a trend which is expected to continue in future periods. To the extent that such growth is reduced to lower levels, the Company could experience a proportionate decrease in its need for capital in future periods.

           At March 31, 1998, the Company had a $250 million credit agreement with a commercial bank syndicate. The agreement consisted of a $150 million line of credit facility with a commitment period through May 15, 1998 and a $100 million revolving credit facility with a commitment period through May 15, 2000. Both facilities were subject to annual extension for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The borrowings under the credit agreement are unsecured with interest payable at the Eurocurrency rate plus a minimum of 61.25 basis points and a maximum of 140 basis points (currently 120 basis points) dependent on the Company's debt ratings, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to one year. The credit agreement has certain restrictive covenants, including limits on the ratio of debt to equity, debt to advances, debt to gross installment contracts receivable, advances to installment contracts receivable, and fixed charges to net income, limits on the Company's investment in its foreign subsidiaries and requirements that the Company maintain a specified minimum level of net worth. As of March 31, 1998, there was approximately $169.7 million outstanding under these facilities.

           On May 11, 1998, an amendment was made to the Company's credit agreement which extended the maturity date of its line of credit facility from May 15, 1998 to July 31, 1998. As part of the amendment, the maturity date of the Company's revolving credit facility was changed from May 15, 2000 to May 15, 1999. The amendment also reduced the amount of the line of credit facility from $150 million to $120 million and the revolving credit facility from $100 million to $80 million. Additionally, the amendment modified certain financial covenants governing both facilities, including the ratio of maximum total indebtedness to tangible net worth, the ratio of total debt to dealer advances and the minimum required level of tangible net worth. Other significant terms and conditions of both unsecured facilities, including interest rate, remain unchanged.

           As the Company's $120 million line of credit facility expires on July 31, 1998, the Company is required to refinance any amounts outstanding under this facility on or before such date. The Company continues to evaluate alternatives, including the securitization of assets and the issuance of senior notes, for refinancing amounts outstanding under the $120 million credit facility and is continuing its efforts with a large commercial bank for financing of up to $50 million in a securitization transaction involving the contribution of assets, including dealer advances and the related installment contracts receivable, by the Company to a special purpose subsidiary. The transaction may require the approval of holders of the Company's senior notes. If consummated the net proceeds of such transaction would be used to reduce
amounts outstanding under the Company's credit  facilities.   The Company
anticipates extending the existing credit facility with modified terms and reduced commitment amounts prior to July 31, 1998. Whether or not the securitization transaction is consummated, based upon anticipated cash flows, management believes that amounts available under its credit facilities and other available alternatives will provide sufficient financing for future operations.

           If the Company experiences difficulties in obtaining additional or alternative financing, the Company may reduce its capital needs by reducing the volume of installment contract originations. The Company believes that it will be successful in refinancing any amounts outstanding under this credit agreement. Failure to complete such refinancing or to obtain alternative financing, however, may have a material adverse effect on the Company's operations.

           The Company also has a L2.0 million British pound sterling ($3.3 million U.S. dollars) line of credit agreement with a commercial bank in the United Kingdom, which is used to fund the day to day cash flow requirements of the Company's United Kingdom subsidiary. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank with interest payable at the United Kingdom bank's base rate (7.25% at March 31, 1998) plus 65 basis points or at the LIBOR rate plus 56.25 basis points. The rates may be fixed for periods up to six months. As of March 31, 1998, there was approximately L1.5 million British pounds ($2.5 million U.S. dollars) outstanding under this facility, which becomes due on August 31, 1998.

           When borrowing to fund the operations of its foreign subsidiaries, the Company's policy is to borrow funds denominated in the currency of the country in which the subsidiary operates, thus mitigating the Company's exposure to foreign exchange fluctuations.

           The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. In future periods, the Company's short and long-term cash flow requirements will continue to be funded primarily through cash flow from the collection of installment contracts, cash provided by operating activities and the Company's credit facilities. The Company will continue to utilize various sources of financing available from time to time to fund the operations of the Company. Should such financing become limited, the Company's ability to maintain or increase loan originations will be funded through earnings from operations and cash flow from the collection of installment contracts.

YEAR 2000

           The Company employs three major computer systems in its U.S. operations: (i) the Application and Contract System ("ACS") which is used from the time a dealer faxes an application to the Company until the contract is received and funded, (ii) the Loan Servicing System ("LSS") which contains all loan and payment information and is the primary source for management information reporting, and (iii) the Collection System ("CS") which is used by the Company's collections personnel to track and service all active customer accounts. The ACS and LSS systems went into production in 1997 and were developed by the Company in Oracle 7.3 and Oracle Forms 4.5 which are year 2000 compliant. The CS system is a third party software package. The vender has indicated that it has a version of the software that is year 2000 compliant, which the Company plans to upgrade to. The Company utilizes certain other software that will be affected by the year 2000 date change. The Company expects that all other software installations or other modifications to its computer systems will be completed by the year 2000. Anticipated spending for modifications will be expensed as incurred, while the cost for new software will be capitalized and amortized over the software's useful life. At this time, the Company does not expect that the cost of these modifications or software will have a material effect on its financial position, liquidity, or results of operations.

FORWARD LOOKING STATEMENTS

           The foregoing discussion and analysis contains a number of forward looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various uncertainties, including competition from traditional financing sources and from non-traditional lenders, availability of funding at competitive rates of interest, adverse changes in applicable laws and regulations, adverse changes in economic conditions, adverse changes in the automobile or finance industries or in the non-prime consumer finance market, the Company's ability to increase or maintain the volume of installment contracts accepted and historical collection rates and the Company's ability to complete various financing alternatives.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

               Not applicable.

                           PART II.--OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company and certain officers and directors of the Company have been named as defendants in a number of putative class action complaints filed in the United States District Court for the Eastern District of Michigan seeking money damages for alleged violations of the federal securities laws. Since the filing of the Form 10-K, two additional complaints have been filed in that court. The additional complaints contain allegations substantially the same as those disclosed in the Form 10-K. The Company intends to vigorously defend these actions.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

           (a)        Exhibits

                      See Index of Exhibits following the signature page.

           (b)        Reports on Form 8-K

                      The Company was not required to file a current report on Form 8-K during the quarter ended March 31, 1998 and none were filed during that period. A Form 8-K was filed on April 23, 1998 disclosing certain information under Item 4 "Changes in Registrant's Certifying Accountant". No financial statements were filed therewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)                       CREDIT ACCEPTANCE CORPORATION

BY (SIGNATURE)                     /s/ BRETT A. ROBERTS
------------------------           -----------------------------------------
(NAME)                             BRETT A. ROBERTS
(TITLE)                            Executive Vice President and
                                   Chief Financial Officer
(DATE)                             May 13, 1998
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

BY (SIGNATURE)                     /s/ JOHN P. CAVANAUGH
------------------------           -----------------------------------------
(NAME)                             JOHN P. CAVANAUGH
(TITLE)                            Corporate Controller and
                                   Assistant Secretary
(DATE)                             May 13, 1998
                                            (Principal Accounting Officer)

                                INDEX OF EXHIBITS

EXHIBIT                    DESCRIPTION
-------                    -------------------------------------------------------------
4(c)(3)                    Third Amendment dated May 11, 1998 to Second Amended
                           and Restated Credit Agreement dated as of December 4,
                           1996

11                         Statement of Computation of Net Income Per Common Share

27                         Financial Data Schedule