Form 10-Q
period 1998-06-30
CREDIT ACCEPTANCE CORPORATION
filed 1998-08-14
CIK 885550

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

     The number of shares outstanding of Registrant's Common Stock, par value $.01, on August 12, 1998 was 46,113,115.

                                  TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                            PART I.--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets -
          As of December 31, 1997 and June 30, 1998. . . . . . . . . . . . .  1

          Consolidated Income Statements -
          Three and six month periods ended June 30, 1997 and June 30, 1998.  2

          Consolidated Statements of Cash Flows -
          Six months ended June 30, 1997 and June 30, 1998 . . . . . . . . .  3

          Consolidated Statement of Shareholders' Equity -
          Six months ended June 30, 1998 . . . . . . . . . . . . . . . . . .  4

          Notes to Consolidated Financial Statements . . . . . . . . . . . .  5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . .  5

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK . . . . . . . . . . . .  . . . . .   . . . . . . 12

                             PART II.--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . 13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . 13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

EXHIBITS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


                         CREDIT ACCEPTANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                    AS OF           AS OF
(DOLLARS IN THOUSANDS)                             12/31/97        6/30/98
----------------------                            -----------    -----------
                                                                 (UNAUDITED)
ASSETS:
     Cash and cash equivalents . . . . . . . . .  $      349     $  1,428
     Investments . . . . . . . . . . . . . . . .       9,973       11,302

     Installment contracts receivable. . . . . .   1,049,818      874,662
     Allowance for credit losses . . . . . . . .     (13,119)      (9,174)
                                                  -----------    ---------
       Installment contracts receivable, net . .   1,036,699      865,488

     Floor plan receivables. . . . . . . . . . .      19,800       18,457
     Notes receivable. . . . . . . . . . . . . .       1,231        1,574
     Property and equipment, net . . . . . . . .      20,839       20,625
     Deferred dealer enrollment costs, net . . .           -          188
     Other assets, net . . . . . . . . . . . . .      26,719       11,093
                                                  -----------    ---------
TOTAL ASSETS . . . . . . . . . . . . . . . . . .  $1,115,610     $930,155
                                                  -----------    ---------
                                                  -----------    ---------
LIABILITIES:
     Senior notes  . . . . . . . . . . . . . . .  $  175,150     $175,150
     Lines of credit . . . . . . . . . . . . . .     212,717      135,653
     Mortgage loan payable to bank . . . . . . .       3,799        3,683
     Income taxes payable. . . . . . . . . . . .           -        3,546
     Accounts payable and accrued liabilities. .      22,851       28,378
     Deferred dealer enrollment fees, net  . . .         421            -
     Dealer holdbacks, net . . . . . . . . . . .     437,065      306,539
     Deferred income taxes, net. . . . . . . . .      14,616       12,910
                                                  -----------    ---------
TOTAL LIABILITIES. . . . . . . . . . . . . . . .     866,619      665,859
                                                  -----------    ---------
SHAREHOLDERS' EQUITY
     Common stock. . . . . . . . . . . . . . . .         461          461
     Paid-in capital . . . . . . . . . . . . . .     128,336      128,377
     Retained earnings . . . . . . . . . . . . .     118,023      132,353
     Cumulative translation adjustment . . . . .       2,171        3,105
                                                  -----------    ---------
TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . .     248,991      264,296
                                                  -----------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . .  $1,115,610     $930,155
                                                  -----------    ---------
                                                  -----------    ---------

                                      CREDIT ACCEPTANCE CORPORATION
                                     CONSOLIDATED INCOME STATEMENTS
                                              (UNAUDITED)


                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                               -------------------------     --------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)    6/30/97        6/30/98        6/30/97        6/30/98
---------------------------------------------  -----------    ----------     -----------    -----------
REVENUE:
     Finance charges . . . . . . . . . . . .   $   32,602     $   27,894     $   63,293     $   55,949
     Vehicle service contract fees
        and other income . . . . . . . . . .        7,494          6,298         14,399         13,180
     Dealer enrollment fees. . . . . . . . .        2,132          1,014          3,922          2,464
     Premiums earned . . . . . . . . . . . .        2,625          2,630          5,008          5,553
                                               -----------    -----------    -----------    -----------
          Total revenue. . . . . . . . . . .   $   44,853     $   37,836     $   86,622     $   77,146

COSTS AND EXPENSES:
     Salaries and wages. . . . . . . . . . .        4,261          5,675          8,071         10,597
     General and administrative. . . . . . .        5,315          6,900          9,494         14,142
     Provision for credit losses . . . . . .        7,669          4,666         14,722         10,462
     Sales and marketing . . . . . . . . . .        2,059          1,444          3,957          3,901
     Provision for claims. . . . . . . . . .          878            937          1,681          1,972
     Interest  . . . . . . . . . . . . . . .        6,808          6,829         12,477         14,175
                                               -----------    -----------    -----------    -----------
         Total costs and expenses. . . . . .       26,990         26,451         50,402         55,249
                                               -----------    -----------    -----------    -----------
OPERATING INCOME . . . . . . . . . . . . . .       17,863         11,385         36,220         21,897
                                               -----------    -----------    -----------    -----------
    Foreign exchange gain(loss). . . . . . .            5             (7)           (15)             5
                                               -----------    -----------    -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES . .       17,868         11,378         36,205         21,902
    Provision for income taxes . . . . . . .        5,818          3,935         12,117          7,572
                                               -----------    -----------    -----------    -----------
NET INCOME . . . . . . . . . . . . . . . . .   $   12,050     $    7,443     $   24,088     $   14,330
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------
Net income per common share:

    Basic. . . . . . . . . . . . . . . . . .   $     0.26     $     0.16     $     0.52     $     0.31
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------
    Diluted. . . . . . . . . . . . . . . . .   $     0.26     $     0.16     $     0.52     $     0.30
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------
Weighted average shares outstanding:

    Basic. . . . . . . . . . . . . . . . . .   46,112,448     46,113,115     46,094,448     46,113,115
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------
    Diluted. . . . . . . . . . . . . . . . .   46,594,721     47,410,190     46,748,606     47,179,931
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------

                               CREDIT ACCEPTANCE CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                      -----------------------
(DOLLARS IN THOUSANDS)                                                 6/30/97      6/30/98
----------------------                                                ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  24,088    $  14,330
       Adjustments to reconcile net income to net cash
       provided by operating activities -
          Credit for deferred income taxes . . . . . . . . . . . . .       (579)      (1,706)
          Depreciation and amortization. . . . . . . . . . . . . . .      1,005        1,911
          Loss on retirement of property and equipment . . . . . . .        512            -
          Provision for credit losses. . . . . . . . . . . . . . . .     14,722       10,462
          Dealer stock option plan expense . . . . . . . . . . . . .          -           41
       Change in operating assets and liabilities -
          Accounts payable and accrued liabilities . . . . . . . . .     (4,285)       5,527
          Income taxes payable . . . . . . . . . . . . . . . . . . .      2,821        3,546
          Deferred dealer enrollment costs, net. . . . . . . . . . .          -         (188)
          Unearned insurance premiums, insurance reserves, and fees.        836          142
          Deferred dealer enrollment fees, net . . . . . . . . . . .       (787)        (421)
          Other assets . . . . . . . . . . . . . . . . . . . . . . .       (263)      15,626
                                                                      ----------   ----------
            Net cash provided by operating activities. . . . . . . .     38,070       49,270
                                                                      ----------   ----------
                                                                      ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal collected on installment contracts receivable . . . .    187,986      203,494
     Purchase of marketable securities . . . . . . . . . . . . . . .     (1,218)      (1,329)
     Decrease(increase) in floor plan receivables. . . . . . . . . .       (827)       1,343
     Decrease(increase) in notes receivable. . . . . . . . . . . . .        845         (343)
     Purchase of property and equipment. . . . . . . . . . . . . . .     (4,595)      (1,697)
                                                                      ----------   ----------
            Net cash provided by investing activities. . . . . . . .    182,191      201,468
                                                                      ----------   ----------
                                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of mortgage loan payable to bank. . . . . . . . . . .       (108)        (116)
     Advances to dealers and payments of dealer holdback . . . . . .   (288,223)    (173,413)
     Net repayments under line of credit agreement . . . . . . . . .     (5,707)     (77,064)
     Proceeds from sale of senior notes. . . . . . . . . . . . . . .     71,750            -
     Proceeds from stock options exercised . . . . . . . . . . . . .      2,867            -

            Net cash used in financing activities. . . . . . . . . .   (219,421)    (250,593)
                                                                      ----------   ----------
            Effect of exchange rate changes on cash. . . . . . . . .       (934)         934
                                                                      ----------   ----------
NET INCREASE(DECREASE) IN CASH . . . . . . . . . . . . . . . . . . .        (94)       1,079
     Cash and cash equivalents - beginning of period . . . . . . . .        229          349
                                                                      ----------   ----------
     Cash and cash equivalents - end of period . . . . . . . . . . .  $     135    $   1,428
                                                                      ----------   ----------
                                                                      ----------   ----------

                                  CREDIT ACCEPTANCE CORPORATION
                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                           (UNAUDITED)

                                                                                      CUMULATIVE
                                              COMMON       PAID-IN       RETAINED     TRANSLATION
(DOLLARS IN THOUSANDS)                         STOCK       CAPITAL       EARNINGS     ADJUSTMENT
----------------------                       --------     ---------     ---------     -----------
Balance as of December 31, 1997. . . . . .   $    461     $ 128,336     $ 118,023     $    2,171

Net income . . . . . . . . . . . . . . . .          -             -        14,330              -

Foreign currency translation adjustment. .          -             -             -            934

Dealer stock option plan expense . . . . .          -            41             -              -
                                             ---------    ---------     ---------     ----------
Balance as of June 30, 1998. . . . . . . .   $    461     $ 128,377     $ 132,353     $    3,105
                                             ---------    ---------     ---------     ----------
                                             ---------    ---------     ---------     ----------

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

3.   NEW ACCOUNTING STANDARDS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in annual financial statements. Other comprehensive income may include foreign currency transaction adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company's total comprehensive income was as follows:


                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                              -------------------------     ----------------------
DOLLARS IN THOUSANDS          6/30/97         6/30/98        6/30/97       6/30/98
-----------------------       ----------     ---------      ----------   ----------
Net income                     $12,050        $7,443         $24,088      $14,330
Other comprehensive
  income (loss)                    538           677            (607)         607
                               -------        ------         -------      -------
  Total comprehensive income   $12,588        $8,120         $23,481      $14,957
                               -------        ------         -------      -------
                               -------        ------         -------      -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

TOTAL REVENUE. Total revenue decreased from $44.9 million and $86.6 million for the three and six months ended June 30, 1997 to $37.8 million and $77.1 million for the same periods in 1998, representing decreases of 15.6% and 10.9%, respectively. These decreases are primarily due to decreases in finance charge revenue resulting from decreases in average outstanding installment contracts receivable. The decreases in average outstanding installment contracts receivable are primarily the result of collections on and charge offs of installment contracts exceeding contract originations for the periods. The Company's volume of contract originations decreased in the fourth quarter of 1997 and in the first two quarters of 1998 as the Company has implemented more conservative advance programs and has limited business with marginally profitable and unprofitable dealers. These changes were made primarily as a result of the Company's enhanced analysis made possible by the Company's loan servicing system which became operational in the third quarter of 1997. Based on reviews of dealer profitability, the Company has discontinued relationships with certain dealers and continues to monitor its relationships with dealers and make adjustments to these relationships as required. It is expected that the volume of contract originations will continue at lower levels than those experienced prior to the implementation of these changes.

The average yield on the Company's installment contract portfolio, calculated using finance charge revenue divided by average net installment contracts receivable, was approximately 11.4% and 11.6% for the six months ended June 30, 1997 and 1998, respectively.

Vehicle service contract fees and other income as a percent of total revenue, was 16.7% for the three months ended June 30, 1997 and 1998 and increased from 16.6% for the six months ended June 30, 1997 to 17.1% for the same period in 1998. The increase for the six month period is primarily due to a higher penetration rate of third party service contract products offered by dealers on installment contracts, as the Company earns a fee on the sale of these products. Also contributing to the increase in vehicle service contract fees and other income for the six month period is an increase in interest earned on floor plan financing which results from increased floor plan balances.

Earned dealer enrollment fees decreased, as a percent of total revenue, from 4.8% and 4.5% for the three and six months ended June 30, 1997 to 2.7% and 3.2% for the same periods in 1998. The decreases are due to a decline in the number of new dealers enrolling in the Company's financing program. The Company has become more selective with respect to the enrollment of new dealers in an effort to improve the performance of its portfolio of installment contracts receivable.

Premiums earned increased, as a percent of total revenue, from 5.9% and 5.8% for the three and six months ended June 30, 1997 to 7.0% and 7.2% for the same periods in 1998. Premiums on the Company's service contract program are earned on a straight-line basis over the life of the service contracts. Premiums reinsured under the Company's credit life and collateral protection insurance programs are earned over the life of the contracts using the pro rata and sum-of-digits methods.

SALARIES AND WAGES. Salaries and wages, as a percent of total revenue, increased from 9.5% and 9.3% for the three and six months ended June 30, 1997 to 15.0% and 13.7% for the same periods in 1998. The increases are primarily due to increases in employee headcount, particularly collection personnel added to service the Company's installment contract portfolio. To a lesser extent, the increase is due to an increase in the Company's average wage rates.

GENERAL AND ADMINISTRATIVE. General and administrative expenses, as a percent of total revenue, increased from 11.8% and 11.0% for the three and six months ended June 30, 1997 to 18.2% and 18.3% for the same periods in 1998. Increases in general and administrative expenses include increases in (i) legal fees and settlement provisions resulting from an increase in the frequency and magnitude of litigation against the Company; (ii) depreciation and amortization primarily resulting from the addition of new computer systems in 1997 and (iii) an increase in audit fees charged by the Company's independent accountants.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company is currently a defendant in a class action proceeding in the United States District Court for the Western District of Missouri seeking money damages resulting from multiple violations of state and federal consumer protection laws (the "Missouri Litigation").
On August 4, 1998, the Court granted partial summary judgment on liability in favor of the plaintiffs based upon the Court's finding of certain violations while denying summary judgment on certain other claims. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. The Company intends to appeal the Court's ruling and believes that it has substantial grounds for appeal. The remaining claims as well as the amount of damages will be determined at a hearing in January 1999. The Company will continue to monitor the progress of this case to determine appropriate levels of reserves in future periods.

PROVISION FOR CREDIT LOSSES. The amount provided for credit losses, as a percent of total revenue, decreased from 17.1% and 17.0% for the three and six months ended June 30, 1997 to 12.3% and 13.6% for the same periods in 1998. The provision for credit losses consists of two components: (i) a provision for loan losses for the earned but unpaid servicing fee or finance charge recognized on contractually delinquent installment contracts and (ii) a provision for losses on advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio. The decreases were primarily due to lower provisions needed for advance losses, based on the Company's static pool analysis. Advance balances are continually reviewed by management utilizing the Company's loan servicing system which allows management to estimate future collections for each dealer pool using historical loss experience and a dealer by dealer static pool analysis. In addition, the decreases were also due to lower provisions needed for loan losses primarily resulting from a decrease in the percent of non-accrual installment contracts receivable, which were 35.5% and 32.3% of gross receivables as of June 30, 1997 and 1998, respectively.

SALES AND MARKETING. Sales and marketing expenses, as a percent of total revenue, decreased from 4.6% during the three months ended June 30, 1997 to 3.8% during the same period in 1998 and increased from 4.6% during the six months ended June 30, 1997 to 5.1% during the same period in 1998. The decrease for the three month period is primarily the result of a reduction in advertising and other promotional expenses resulting from the discontinuation of the Company's customer lead generating program. Sales and marketing expenses were comparable for the six month period but increased, as a percent of total revenue, as a result of increases in advertising during the first quarter of 1998 associated with the Company's customer lead generating program.

PROVISION FOR CLAIMS. The amount provided for insurance and service contract claims, as a percent of total revenue, increased from 2.0% during the three and six months ended June 30, 1997 to 2.5% and 2.6% during the same periods in 1998. These increases correspond with increases, as a percent of total revenue, in premiums earned from 5.9% and 5.8% for the three months ended June 30, 1997 to 7.0% and 7.2% for the same periods in 1998.

INTEREST EXPENSE. Interest expense, as a percent of total revenue, increased from 15.2% and 14.4% for the three and six months ended June 30, 1997 to 18.0% and 18.4% for the same periods in 1998. The increase for the three month period is primarily due to higher average interest rates in 1998. The increase for the six month period is primarily the result of an increase in the amount of average outstanding borrowings and, to a lesser extent, due to higher average interest rates. The increase in the average interest rate is primarily the result of increases in the Company's Eurocurrency based borrowing margins under its credit agreement with a commercial bank syndicate. In accordance with the terms of the credit agreement, the margins increased from 82.5 basis points to 120 basis points on October 22, 1997 as a result of the downgrade of the Company's credit rating with Moody's Investor Service from Baa3 to Ba2 and with Standard and Poor's from BBB- to BB. In addition, the Company's credit rating was further downgraded on June 24, 1998 by Moody's Investor Service from Ba2 to Ba3, resulting in an increase in the borrowing margins from 120 basis points to 140 basis points in accordance with the terms of the credit agreement. On July 30, 1998, the credit agreement was amended, pursuant to which the Eurocurrency based borrowing margin thereunder was fixed at 140 basis points. In connection with the Company's $50 million securitization, the Company's note purchase agreements with various insurance companies were amended on July 1, 1998. The amendments provide for a 25 basis point increase in the interest rate on outstanding borrowings under the note purchase agreements. See "Liquidity and Capital Resources".

OPERATING INCOME. As a result of the aforementioned factors, operating income decreased from $17.9 million and $36.2 million for the three and six months ended June 30, 1997 to $11.4 million and $21.9 million for the same periods in 1998, representing decreases of 36.3% and 39.5%, respectively.

FOREIGN EXCHANGE LOSS. The Company incurred a foreign exchange gain of $5,000 for the three months ended June 30, 1997 and a foreign exchange loss of $7,000 for the same period in 1998, and incurred a foreign exchange loss of $15,000 for the six months ended June 30, 1997 and a foreign exchange gain of $5,000 for the same period in 1998. The gains and losses result from the effect of exchange rate fluctuations between the U.S. dollar and foreign currencies on unhedged intercompany balances between the Company and its subsidiaries which operate outside the United States.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased from $5.8 million and $12.1 million during the three and six months ended June 30, 1997 to $3.9 million and $7.6 million during the same periods in 1998.

The decrease is due to a lower level of pretax income in 1998. For the six months ended June 30, the effective tax rate was 33.5% in 1997 and 34.6% in 1998. The effective tax rate in 1997 was lower primarily due to the utilization of a $331,000 net operating loss carry forward.

INSTALLMENT CONTRACTS RECEIVABLE

     The following table summarizes the composition of installment contracts receivable at the dates indicated:

                                                       AS OF         AS OF
      (DOLLARS IN THOUSANDS)                          12/31/97      6/30/98
      ----------------------                         -----------  -----------
                                                                   (UNAUDITED)
      Gross installment contracts receivable. . . .  $1,254,858   $1,040,670
      Unearned finance charges. . . . . . . . . . .    (196,357)    (157,183)
      Unearned insurance premiums, insurance
           reserves, and fees . . . . . . . . . . .      (8,683)      (8,825)
                                                     -----------  -----------
      Installment contracts receivable. . . . . . .  $1,049,818   $  874,662
                                                     -----------  -----------
                                                     -----------  -----------

A summary of changes in gross installment contracts receivable is as follows:

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                            ------------------------    -------------------------
(DOLLARS IN THOUSANDS)                        6/30/97       6/30/98      6/30/97        6/30/98
----------------------                      ----------    ----------    ----------    -----------
                                                   (UNAUDITED)                  (UNAUDITED)
Balance - beginning of period. . . . . . .  $1,360,899    $1,143,469    $1,251,139    $1,254,858
Gross amount of installment
   contracts accepted  . . . . . . . . . .     242,660       153,515       533,641       356,480
Cash collections on installment
   contracts receivable. . . . . . . . . .    (130,833)     (137,139)     (258,806)     (276,243)
Charge offs (a). . . . . . . . . . . . . .     (55,317)     (121,789)     (101,594)     (296,678)
Currency translation . . . . . . . . . . .       3,211         2,614        (3,760)        2,253
                                            -----------   -----------   -----------   -----------
Balance - end of period. . . . . . . . . .  $1,420,620    $1,040,670    $1,420,620    $1,040,670
                                            -----------   -----------   -----------   -----------
                                            -----------   -----------   -----------   -----------

(a) 1998 charge offs based on nine month recency method; 1997 based on one year recency method.

DEALER HOLDBACKS

     The following table summarizes the composition of dealer holdbacks at the dates indicated:

                                                       AS OF         AS OF
     (DOLLARS IN THOUSANDS)                           12/31/97      6/30/98
     ----------------------                         -----------   -----------
                                                                  (UNAUDITED)
     Dealer holdbacks. . . . . . . . . . . . . . .  $1,002,033    $ 830,885
     Less:  Advances (net of reserves of $16,369
       and  $25,274 at December 31, 1997 and
       June 30, 1998, respectively). . . . . . . .    (564,968)    (524,346)
                                                    -----------   ----------
     Dealer holdbacks, net . . . . . . . . . . . .  $  437,065    $ 306,539
                                                    -----------   ----------
                                                    -----------   ----------

CREDIT POLICY AND EXPERIENCE

       When an installment contract is accepted, the Company generally pays a cash advance to the dealer. These advance balances represent the Company's primary risk of loss related to the funding activity with the dealers.

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

       The Company also maintains an allowance for credit losses which, in the opinion of management, adequately reserves against expected future losses in the portfolio of receivables. The risk of loss to the Company related to the installment contracts receivable balances relates primarily to the earned but unpaid servicing fee or finance charge previously recognized on contractually delinquent accounts.

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

       The following tables set forth information relating to charge offs, the allowance for credit losses and the reserve on advances.

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                            ------------------------    -------------------------
(DOLLARS IN THOUSANDS)                        6/30/97       6/30/98      6/30/97        6/30/98
----------------------                      ----------    ----------    ----------    -----------
                                                   (UNAUDITED)                  (UNAUDITED)
Charged against dealer holdbacks (a) . . .  $   44,237    $   97,459    $   81,223    $  237,328
Charged against unearned
   finance charges (a) . . . . . . . . . .       9,876        22,133        18,133        53,481
Charged against allowance
   for credit losses (a) . . . . . . . . .       1,204         2,197         2,238         5,869
                                            -----------   -----------   -----------   -----------
Total contracts charged off (a). . . . . .  $   55,317     $ 121,789    $  101,594    $  296,678
                                            -----------   -----------   -----------   -----------
                                            -----------   -----------   -----------   -----------
Net charge offs against the
   reserve on advances . . . . . . . . . .  $      994     $       -    $    1,321    $        -


(a) 1998 charge offs based on nine month recency method; 1997 based on one year recency method.

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                            ------------------------    -------------------------
(DOLLARS IN THOUSANDS)                        6/30/97       6/30/98      6/30/97        6/30/98
----------------------                      ----------    ----------    ----------    -----------
                                                   (UNAUDITED)                  (UNAUDITED)
ALLOWANCE FOR CREDIT LOSSES
Balance - beginning of period. . . . . . .  $   13,665    $  10,473     $   12,194    $   13,119
Provision for loan losses. . . . . . . . .       2,062          875          4,615         1,905
Charge offs. . . . . . . . . . . . . . . .      (1,204)      (2,197)        (2,238)       (5,869)
Currency translation . . . . . . . . . . .          33           23            (15)           19
                                            -----------   -----------   -----------   -----------
Balance - end of period. . . . . . . . . .  $   14,556    $   9,174     $   14,556    $    9,174
                                            -----------   -----------   -----------   -----------
                                            -----------   -----------   -----------   -----------

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                            ------------------------    -------------------------
(DOLLARS IN THOUSANDS)                        6/30/97       6/30/98      6/30/97        6/30/98
----------------------                      ----------    ----------    ----------    -----------
                                                   (UNAUDITED)                  (UNAUDITED)
RESERVE ON ADVANCES
Balance - beginning of period. . . . . . .  $   14,168    $   21,262    $    8,754    $   16,369
Provision for advance losses . . . . . . .       5,607         3,791        10,107         8,557
Advance reserve fees . . . . . . . . . . .         944            15         2,274           167
Charge offs. . . . . . . . . . . . . . . .        (994)            -        (1,321)            -
Currency translation . . . . . . . . . . .          91           206             2           181
                                            -----------   -----------   -----------   -----------
Balance - end of period. . . . . . . . . .  $   19,816    $   25,274    $   19,816    $   25,274
                                            -----------   -----------   -----------   -----------
                                            -----------   -----------   -----------   -----------

                                                                      AS OF
                                                               -------------------
     (DOLLARS IN THOUSANDS)                                    6/30/97     6/30/98
     ----------------------                                    -------     -------
     Allowance for credit losses as a percent of gross
         installment contracts receivable . . . . . . . . . .    1.0%        0.9%
     Reserve on advances as a percent of advances . . . . . .    3.3%        4.6%
     Gross dealer holdbacks as a percent of gross
         installment contracts receivable . . . . . . . . . .   79.9%       79.8%


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal need for capital is to fund cash advances made to dealers in connection with the acceptance of installment contracts and for the payment of dealer holdbacks to dealers who have repaid their advance balances. These cash outflows to dealers decreased from $288.2 million during the six months ended June 30, 1997 to $173.4 million during the same period in 1998. These amounts have historically been funded from cash collections on installment contracts, cash provided by operating activities and draws under the Company's credit agreements. During the first six months of 1998, the Company paid down approximately $77.1 million on its credit agreement with a commercial bank syndicate. The positive cash flow during the period is primarily a result of collections on installment contracts receivable exceeding cash advances to dealers and payments of dealer holdbacks. To a lesser extent, the positive cash flow is a result of refunds received from the overpayment of 1997 U.S. federal income taxes. During the fourth quarter of 1997 and first half of 1998, the Company implemented more conservative advance programs and reduced business with marginally profitable and unprofitable dealers in order to improve the performance of its portfolio of installment contracts. These changes have resulted in reduced levels of originations and cash advances to dealers in the fourth quarter of 1997 and the first half of 1998, a trend which is expected to continue in future periods. To the extent that this trend continues, the Company could continue to experience a decrease in its need for capital in future periods.

     At June 30, 1998, the Company had a $200 million credit agreement with a commercial bank syndicate. As of June 30, 1998, there was approximately $135.7 million outstanding under this facility. Pursuant to this agreement, upon the completion of the $50 million securitization, the amount of this facility was reduced to $160 million. On July 31, 1998, this facility was amended to provide for a $115 million credit agreement with a commitment period through June 15, 1999. The facility is subject to annual extensions for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The agreement provides that the Company must execute documents to secure borrowings under the credit agreement with a lien on most of the Company's assets on an equal and ratable basis with the Company's unsecured senior notes by November 30, 1998. The agreement also provides that interest is payable at the Eurocurrency rate plus 140 basis points, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to six months. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt-to-equity, debt to advances, debt to gross installment contracts receivable, advances to installment contracts receivable, fixed charges to net income, limits on the Company's investment in its foreign subsidiaries and requirements that the Company maintain a specified minimum level of net worth.

     On July 8, 1998, the Company completed a $50 million securitization. Pursuant to this transaction, the Company contributed dealer advances having a net book value of approximately $56 million to a wholly owned special purpose corporation (the SPC) and received approximately $50 million in financing from an institutional investor. The financing, which is nonrecourse to the Company, bears interest at a floating rate equal to the thirty day commercial paper rate plus 1% with a maximum of 7.5% and is anticipated to fully amortize within thirty months. The financing is secured by the dealer advances, the rights to collections on the related installment contracts receivable contributed to the SPC and certain related assets up to the sum of the related dealer advance and the Company's servicing fee. The Company will receive a monthly servicing fee equal to 4% of the collections of the contributed installment contracts receivable. Except for a servicing fee and payments due to dealers, the Company will not receive any portion of collections on the installment contracts receivable until the underlying indebtedness has been repaid in full. The proceeds of the securitization were used to reduce indebtedness under the Company's credit agreement.

     The Company also has a L2.0 million British pound sterling ($3.3 million U.S. dollars) line of credit agreement with a commercial bank in the United Kingdom, which is used to fund the day to day cash flow requirements of the Company's United Kingdom subsidiary. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank with interest payable at the United Kingdom bank's base rate (7.25% at June 30, 1998) plus 65 basis points or at the LIBOR rate plus 56.25 basis points. The rates may be fixed for periods up to six months. As of June 30, 1998, there was approximately 21,000 British pounds ($35,000 U.S. dollars) outstanding under this facility. The facility expires on August 31, 1998, and the Company does not anticipate renewing the facility as it is not currently needed.

     When borrowing to fund the operations of its foreign subsidiaries, the Company's policy is to borrow funds denominated in the currency of the country in which the subsidiary operates, thus mitigating the Company's exposure to foreign exchange fluctuations.

     On June 1, 1998, the Company acquired substantially all of the assets and liabilities of an automobile auction in Pennsylvania and incorporated this business, which currently operates auctions in Pennsylvania and South Carolina, as a wholly-owned subsidiary of the Company. The subsidiary provides vehicle suppliers with a full range of services to process and sell vehicles to buyers at the auctions, and is not expected to have a significant impact on the Company's need for capital.

     The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. In future periods, the Company's short and long-term cash flow requirements will continue to be funded primarily through cash flow from the collection of installment contracts, cash provided by operating activities and the Company's credit facilities. The Company expects to utilize various sources of financing available from time to time to fund the operations of the Company. Should such financing become limited, the Company's ability to fund cash advances to dealers in connection with the acceptance of installment contracts would be limited to earnings from operations and cash flow from the collection of installment contracts. As of August 10, 1998, the Company had approximately $88.5 million outstanding on its $115 million credit agreement. The Company's senior notes require principal payments of $17.4 million and $8.9 million on October 1, 1998 and November 1, 1998, respectively. In addition, following the damage phase in January 1999 and pending the appeal of the Missouri Litigation, the Company may be required to post a bond or letter of credit, which would reduce availability under the Company's credit agreement. Based upon anticipated cash flows, management believes that amounts available under its credit agreement, cash flow from operations and other financing alternatives available will provide sufficient financing for future operations.

YEAR 2000

     The Company employs three major computer systems in its U.S. operations:
(i) the Application and Contract System (ACS) which is used from the time a dealer faxes an application to the Company until the contract is received and funded, (ii) the Loan Servicing System (LSS) which contains all loan and payment information and is the primary source for management information reporting, and
(iii) the Collection System (CS) which is used by the Company's collections personnel to track and service all active customer accounts. The ACS and LSS systems went into production in 1997 and were developed by the Company in Oracle
7.3 and Oracle Forms 4.5 which are year 2000 compliant. The CS system is a third party software package. The vendor has indicated that it has a version of the software that is year 2000 compliant, to which the Company plans to upgrade. The Company utilizes certain other software that will be affected by the year 2000 date change. The Company expects that all other software installations or other modifications to its computer systems will be completed in 1998 and 1999. Anticipated spending for modifications will be expensed as incurred, while the cost for new software will be capitalized and amortized over the software's useful life. At this time, the Company does not expect that the cost of these modifications or software will have a material effect on its financial position, liquidity, or results of operations.

FORWARD LOOKING STATEMENTS

     The foregoing discussion and analysis contains a number of forward looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various uncertainties, including competition from traditional financing sources and from non-traditional lenders, availability of funding at competitive rates of interest, adverse changes in applicable laws and regulations, adverse changes in economic conditions, adverse changes in the automobile or finance industries or in the non-prime consumer finance market, the Company's ability to maintain or increase the volume of installment contracts accepted and historical collection rates and the Company's ability to complete various financing alternatives.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                           PART II.--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company is currently a defendant in a class action proceeding in the United States District Court for the Western District of Missouri seeking money damages resulting from multiple violations of state and federal consumer protection laws (the "Missouri Litigation"). On August 4, 1998, the Court granted partial summary judgment on liability in favor of the plaintiffs based upon the Court's finding of certain violations while denying summary judgment on certain other claims. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. The Company intends to appeal the Court's ruling and believes that it has substantial grounds for appeal. The remaining claims as well as the amount of damages will be determined at a hearing in January 1999.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on May 18, 1998 at which the shareholders reelected the Company's five directors, each of which was an incumbent. The following table sets forth the number of shares for and withheld with respect to each nominee.

                Nominee               Votes For     Votes Withheld
                -------               ---------     --------------
             Donald A Foss            43,305,488        113,464

             Harry E. Craig           43,300,411        118,541

             Thomas A. FitzSimmons    43,305,041        113,911

             David T. Harrison        43,299,621        119,331

             Sam M. LaFata            43,305,021        113,931

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See Index of Exhibits following the signature page.

     (b)  Reports on Form 8-K

          The Company filed two current reports on Form 8-K during the quarter ended June 30, 1998, on April 23, 1998 and June 24, 1998, both disclosing certain information under Item 4, "Changes in Registrant's Certifying Accountant". No financial statements were filed therewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)         CREDIT ACCEPTANCE CORPORATION

                     /S/ BRETT A. ROBERTS
                     -----------------------------------
                     BRETT A. ROBERTS
                     Executive Vice President and Chief Financial Officer
                     August 13, 1998
                       (Duly Authorized Officer and Principal Financial Officer)

                     /S/ JOHN P. CAVANAUGH
                     -----------------------------------
                     JOHN P. CAVANAUGH
                     Corporate Controller and Assistant Secretary
                     August 13, 1998
                       (Principal Accounting Officer)

                               INDEX OF EXHIBITS

EXHIBIT      DESCRIPTION
-------      -----------
4(a)(4)      Fourth Amendment dated July 1, 1998 to Note Purchase Agreement dated October 1, 1994 between various insurance companies and the
             Company

4(a)(5)      Limited Waiver dated July 27, 1998 to First Amended and Restated
             9.12% Senior Notes due November 1, 2001 Issued Under Note
             Purchase Agreement dated as of October 1, 1994

4(b)(2) Second Amendment dated July 1, 1998 to Note Purchase Agreement dated August 1, 1996 between various insurance companies and the Company

4(b)(3)      Limited Waiver dated July 27, 1998 to First Amended and Restated
             8.24% Senior Notes due July 1, 2001 Issued Under Note Purchase
             Agreement dated as of August 1, 1996

4(c)(4)      Fourth Amendment dated July 30, 1998 to Second Amended and
             Restated Credit Agreement dated as of December 4, 1996

4(e)(2) Second Amendment dated July 1, 1998 to Note Purchase Agreement dated March 25, 1997 between various insurance companies and the Company

4(e)(3)      Limited Waiver dated July 27, 1998 to First Amended and Restated
             8.02% Senior Notes due October 1, 2001 Issued Under Note Purchase
             Agreement dated as of March 25, 1997

4(f)         Note Purchase Agreement dated July 7, 1998 among Kitty Hawk Funding
             Corporation, CAC Funding Corp. and NationsBank, N.A.

4(f)(1)      Security Agreement dated July 7, 1998 among Kitty Hawk Funding
             Corporation, CAC Funding Corp., the Company and NationsBank, N.A.

4(f)(2)      Servicing Agreement dated July 7, 1998 between CAC Funding Corp.
             and the Company

4(f)(3)      Contribution Agreement dated July 7, 1998 between the Company and
             CAC Funding Corp.

27           Financial Data Schedule
