Form 10-Q
period 1998-09-30
CREDIT ACCEPTANCE CORPORATION
filed 1998-11-17
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

The number of shares outstanding of Registrant's Common Stock, par value $.01, on November 10, 1998 was 46,273,115.

                                TABLE OF CONTENTS
                                -----------------


                                             PART I.--FINANCIAL INFORMATION                                           PAGE
                                             ------------------------------                                           ----
ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets -
              As of December 31, 1997 and September 30, 1998............................................................1

              Consolidated Income Statements -
              Three and nine month periods ended September 30, 1997 and September 30, 1998..............................2

              Consolidated Statements of Cash Flows -
              Nine months ended September 30, 1997 and September 30, 1998...............................................3

              Consolidated Statement of Shareholders' Equity -
              Nine months ended September 30, 1998......................................................................4

              Notes to Consolidated Financial Statements................................................................5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................................................6

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK........................................................................................16


                                                PART II.--OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS........................................................................................17

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.........................................................................17

SIGNATURES.............................................................................................................18

INDEX OF EXHIBITS......................................................................................................19

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)
                                                                                       AS OF                    AS OF
                                                                                     12/31/97                  9/30/98
                                                                                    ----------                ---------
                                                                                                             (UNAUDITED)
ASSETS:
     Cash and cash equivalents ...............................................      $      349                $ 10,503
     Investments .............................................................           9,973                   9,777

     Installment contracts receivable ........................................       1,049,818                 733,788
     Allowance for credit losses .............................................         (13,119)                 (7,661)
                                                                                    ----------                --------

         Installment contracts receivable, net ...............................       1,036,699                 726,127

     Retained interest in securitization .....................................            --                    12,745
     Floor plan receivables ..................................................          19,800                  15,846
     Notes receivable ........................................................           1,231                   1,894
     Property and equipment, net .............................................          20,839                  20,920
     Deferred dealer enrollment costs, net ...................................            --                       424
     Other assets, net .......................................................          26,719                  11,623
                                                                                    ----------                --------

TOTAL ASSETS .................................................................      $1,115,610                $809,859
                                                                                    ==========                ========

LIABILITIES:
     Senior notes ............................................................      $  175,150                $162,450
     Lines of credit .........................................................         212,717                  78,524
     Mortgage loan payable to bank ...........................................           3,799                   3,625
     Income taxes payable ....................................................            --                       250
     Accounts payable and accrued liabilities ................................          22,851                  27,760
     Deferred dealer enrollment fees, net ....................................             421                    --
     Dealer holdbacks, net ...................................................         437,065                 253,495
     Deferred income taxes, net ..............................................          14,616                  12,101
                                                                                    ----------                --------

TOTAL LIABILITIES ............................................................         866,619                 538,205

SHAREHOLDERS' EQUITY
     Common stock ............................................................             461                     462
     Paid-in capital .........................................................         128,336                 128,920
     Retained earnings .......................................................         118,023                 137,964
     Cumulative translation adjustment .......................................           2,171                   4,308
                                                                                    ----------                --------

TOTAL SHAREHOLDERS' EQUITY ...................................................         248,991                 271,654
                                                                                    ----------                --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................      $1,115,610                $809,859
                                                                                    ==========                ========

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 ------------------                    -----------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 9/30/97           9/30/98            9/30/97           9/30/98
                                                              -------           -------            -------           -------
REVENUE:
     Finance charges ...............................       $    28,956        $    21,708        $    92,249        $    77,657
     Premiums earned ...............................             3,111              2,741              8,119              8,294
     Dealer enrollment fees ........................             1,750                693              5,672              3,157
     Gain on sale of advance receivables,
        net ........................................              --                  685               --                  685
     Other income ..................................             7,076              7,401             21,475             20,581
                                                           -----------        -----------        -----------        -----------

         Total revenue .............................            40,893             33,228            127,515            110,374
                                                           -----------        -----------        -----------        -----------

COSTS AND EXPENSES:
     Salaries and wages ............................             4,278              6,287             12,349             16,884
     General and administrative ....................             4,916              7,027             14,410             21,169
     Provision for credit losses ...................            64,071              3,438             78,793             13,900
     Sales and marketing ...........................             2,100              1,392              6,057              5,293
     Provision for claims ..........................             1,095                896              2,776              2,868
     Interest ......................................             7,162              5,923             19,639             20,098
                                                           -----------        -----------        -----------        -----------

         Total costs and expenses ..................            83,622             24,963            134,024             80,212
                                                           -----------        -----------        -----------        -----------

OPERATING INCOME(LOSS) .............................           (42,729)             8,265             (6,509)            30,162
                                                           -----------        -----------        -----------        -----------

Foreign exchange loss ..............................                (7)               (77)               (22)               (72)
                                                           -----------        -----------        -----------        -----------

INCOME(LOSS) BEFORE PROVISION
FOR INCOME TAXES ...................................           (42,736)             8,188             (6,531)            30,090
     Provision(credit) for income taxes ............           (15,028)             2,577             (2,911)            10,149
                                                           -----------        -----------        -----------        -----------

NET INCOME(LOSS) ...................................       $   (27,708)       $     5,611        $    (3,620)       $    19,941
                                                           ===========        ===========        ===========        ===========

Net income(loss) per common share:

     Basic .........................................       $     (0.60)       $      0.12        $     (0.08)       $      0.43
                                                           ===========        ===========        ===========        ===========
     Diluted .......................................       $     (0.60)       $      0.12        $     (0.08)       $      0.42
                                                           ===========        ===========        ===========        ===========

Weighted average shares outstanding:

     Basic .........................................        46,113,115         46,243,115         46,100,670         46,156,448
                                                           ===========        ===========        ===========        ===========
     Diluted .......................................        46,113,115         46,897,388         46,100,670         47,085,750
                                                           ===========        ===========        ===========        ===========

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                              -----------------
(DOLLARS IN THOUSANDS)                                                                      9/30/97      9/30/98
                                                                                            -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income(loss)...................................................................  $   (3,620)   $  19,941
         Adjustments to reconcile net income(loss) to net cash
         provided by operating activities -
              Credit for deferred income taxes..........................................     (19,510)      (2,515)
              Depreciation and amortization.............................................       1,543        2,933
              Gain on sale of advance receivables.......................................           -       (1,261)
              Amortization of retained interest in securitization.......................           -         (467)
              Loss on retirement of property and equipment..............................         512            -
              Provision for credit losses...............................................      78,793       13,900
              Dealer stock option plan expense..........................................           -          103
         Change in operating assets and liabilities -
              Accounts payable and accrued liabilities..................................        (147)       4,909
              Income taxes payable......................................................         219          250
              Deferred dealer enrollment costs, net.....................................           -         (424)
              Deferred dealer enrollment fees, net......................................      (1,402)        (421)
              Unearned insurance premiums, insurance reserves, and fees.................       1,604         (179)
              Other assets..............................................................      (2,097)      15,096
                                                                                          ----------    ---------
                  Net cash provided by operating activities.............................      55,895       51,865
                                                                                          ==========    =========

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal collected on installment contracts receivable............................     283,253      288,970
     Net proceeds from sale of advance receivables......................................           -       49,275
     Net maturities (purchases) of marketable securities................................      (2,880)         196
     Decrease(increase) in floor plan receivables.......................................     ( 3,866)       3,954
     Decrease(increase) in notes receivable.............................................       1,074         (663)
     Purchase of property and equipment.................................................      (7,006)      (3,014)
                                                                                          ----------    ---------
                  Net cash provided by investing activities.............................     270,575      338,718
                                                                                          ==========    =========

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of mortgage loan payable to bank.........................................       (163)         (174)
     Net borrowings (repayments) under line of credit agreement.........................      31,283     (134,193)
     Proceeds from (repayments of) senior notes.........................................      59,250      (12,700)
     Advances to dealers and payments of dealer holdback................................    (417,021)    (235,981)
     Proceeds from stock options exercised..............................................       2,874          482
                                                                                          ----------    ---------
                  Net cash used in financing activities.................................    (323,777)    (382,566)
                                                                                          ----------    ---------
                  Effect of exchange rate changes on cash...............................      (2,684)       2,137
                                                                                          ----------    ---------

NET INCREASE IN CASH....................................................................           9       10,154
     Cash and cash equivalents - beginning of period....................................         229          349
                                                                                          ----------    ---------
     Cash and cash equivalents - end of period..........................................  $      238    $  10,503
                                                                                          ==========    =========

                          CREDIT ACCEPTANCE CORPORATION
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                    (UNAUDITED)

                                                                                                                     CUMULATIVE
                                                                     COMMON         PAID-IN           RETAINED       TRANSLATION
(DOLLARS IN THOUSANDS)                                               STOCK          CAPITAL           EARNINGS        ADJUSTMENT
                                                                     -----          -------           --------        ----------
Balance as of December 31, 1997 ............................          $461          $128,336          $118,023          $2,171

Net income .................................................            --                --            19,941              --

Foreign currency translation adjustment ....................            --                --                --           2,137

Stock options exercised ....................................             1               481                --              --

Dealer stock option plan expense ...........................            --               103                --              --
                                                                      ----          --------          --------          ------

Balance as of September 30, 1998 ...........................          $462          $128,920          $137,964          $4,308
                                                                      ====          ========          ========          ======

                          CREDIT ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       GENERAL

         The unaudited consolidated operating results have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring items, necessary for a fair presentation of the periods. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.

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

3.       NEW ACCOUNTING STANDARDS

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130").
SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in annual financial statements. Other comprehensive income may include foreign currency transaction adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company's total comprehensive income(loss) was as follows:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        ------------------     -----------------
(DOLLARS IN THOUSANDS)                                  9/30/97     9/30/98   9/30/97     9/30/98
                                                        -------     -------   -------     -------
Net income(loss)...................................    $(27,708)    $5,611    $(3,620)    $19,941
Foreign currency translation
     adjustment, net of tax........................      (1,138)       782     (1,745)      1,389
                                                       ---------    ------    --------    -------
         Total comprehensive income
            (loss).................................    $(28,846)    $6,393    $(5,365)    $21,330
                                                       =========    ======    ========    =======

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments after the initial year of adoption in interim financial reports. The new pronouncement also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company does not expect the adoption of this statement to have a significant impact on the financial statement disclosures of the Company.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The new standard requires that all derivatives be recognized as either assets or liabilities on the consolidated balance sheets and that those instruments be measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedging instrument. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe that adoption of SFAS 133 will have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

TOTAL REVENUE. Total revenue decreased from $40.9 million and $127.5 million for the three and nine months ended September 30, 1997 to $33.2 million and $110.4 million for the same periods in 1998, representing decreases of 18.7% and 13.4%, respectively. These decreases are primarily due to decreases in finance charge revenue resulting from decreases in average outstanding installment contracts receivable. The decreases in average outstanding installment contracts receivable are primarily the result of collections on and charge offs of installment contracts exceeding contract originations for the periods. The Company's volume of contract originations decreased in the fourth quarter of 1997 and in the first three quarters of 1998 as the Company has implemented more conservative advance programs and has limited business with marginally profitable and unprofitable dealers. These changes were made primarily as a result of the Company's enhanced analysis made possible by the Company's loan servicing system which became operational in the third quarter of 1997. Based on reviews of dealer profitability, the Company has discontinued relationships with certain dealers and continues to monitor its relationships with dealers and make adjustments to these relationships as required. It is expected that the volume of contract originations will continue at lower levels than those experienced prior to the implementation of these changes.

The average yield on the Company's installment contract portfolio, calculated using finance charge revenue divided by average installment contracts receivable, was approximately 10.7% and 11.5% for the nine months ended September 30, 1997 and 1998, respectively. The increase in the average yield is due to a decrease in the percentage of installment contracts which were in non-accrual status as well as improvements in collection levels on non-accrual installment contracts.

Premiums earned increased, as a percent of total revenue, from 7.6% and 6.4% for the three and nine months ended September 30, 1997 to 8.3% and 7.5% for the same periods in 1998. Premiums on the Company's service contract program are earned on a straight-line basis over the life of the service contracts. Premiums reinsured under the Company's credit life and collateral protection insurance programs are earned over the life of the contracts using the pro rata and sum-of-digits methods. As a result of these revenue recognition methods, premiums earned decreased at a slower rate than the decrease in finance charges. In addition, the increase is due to an increase in the penetration rate of the Company's service contract and credit life insurance programs.

Earned dealer enrollment fees decreased, as a percent of total revenue, from 4.3% and 4.4% for the three and nine months ended September 30, 1997 to 2.1% and 2.9% for the same periods in 1998. The decreases are due to a decline in the number of new dealers enrolling in the Company's financing program. The Company has become more selective with respect to the enrollment of new dealers in an effort to improve the performance of its portfolio of installment contracts receivable.

In July 1998, the Company recognized a net gain on sale of advance receivables of approximately $685,000. The gain resulted from the securitization of dealer advances having a carrying amount of approximately $56 million. See
"Liquidity and Capital Resources". The gain represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company's carrying amount of the dealer advances, plus the present value of the estimated future excess cash flows to be received by the Company. In determining the gain on sale of advance receivables, the Company assumed an excess cash flow discount rate of 15%, cumulative credit losses of 14% and an assumed interest rate on the underlying debt of 7.5%. The present value of such estimated excess cash flows has been recorded by the Company as a retained interest in securitization of $12.7 million as of September 30, 1998. The installment contracts supporting the dealer advances include contracts with origination dates ranging from July 1990 to June 1998, with a weighted average age of 15 months. The amount of such contracts included on the Company's balance sheet as of June 30, 1998 was $98.6 million, of which $43.8 million was in non-accrual status. In addition, the advances are supported by installment contracts which had been previously written off for financial statement purposes. The excess cash flows result from the amount by which projected collections on the installment contracts less the monthly servicing fee exceeds i) the principal and interest to be paid to the investors in the asset-backed securities and ii) the amount of dealer holdback due to dealers. In addition to excess cash flows, the Company earns monthly servicing fee income equal to 4% of the collections of the contributed installment contracts receivable. Except for the servicing fee and amounts relating to dealer holdback payments, the Company will not receive any portion of collections on the installment contracts receivable until the underlying indebtedness has been repaid in full.

Other income increased, as a percent of total revenue, from 17.3% and 16.8% for the three and nine months ended September 30, 1997 to 22.3% and 18.7% for the same periods in 1998. The increases are primarily due to i) revenues from the Company's automobile auction business which the Company began operating in June 1998; ii) an increase in revenues from the Company's credit reporting subsidiary and iii) servicing fees and interest earned on the retained interest in securitization resulting from the Company's securitization of advance receivables in July 1998. The increases are offset by decreases in fees earned on third party service contract products offered by dealers on installment contracts, as the volume of this business has declined proportionately with the decline in contract originations.

SALARIES AND WAGES. Salaries and wages, as a percent of total revenue, increased from 10.5% and 9.7% for the three and nine months ended September 30, 1997 to 18.9% and 15.3% for the same periods in 1998. The increase for the three month period is primarily due to salaries and wages at the Company's automobile auction business which the Company began operating in June 1998. In addition, the increase for the three month period is due to increases in the Company's average wage rates necessary to attract and retain quality personnel. The increase for the nine month period is primarily due to increases in the Company's average wage rates. To a lesser extent, the increase for the nine month period is due to salaries and wages at the Company's automobile auction business and to information technology personnel added to maintain the Company's new computer systems and applications.

GENERAL AND ADMINISTRATIVE. General and administrative expenses, as a percent of total revenue, increased from 12.0% and 11.3% for the three and nine months ended September 30, 1997 to 21.2% and 19.2% for the same periods in 1998. Increases in general and administrative expenses include increases in (i) legal fees and settlement provisions resulting from an increase in the frequency and magnitude of litigation against the Company; (ii) depreciation and amortization primarily resulting from the addition of new computer systems in 1997 and (iii) audit fees charged by the Company's independent accountants. In addition, the increase results from general and administrative expenses at the Company's automobile auction business.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company is currently a defendant in a class action proceeding in the United States District Court for the Western District of Missouri seeking money damages resulting from multiple violations of state and federal consumer protection laws (the "Missouri Litigation"). On August 4, 1998, the Court granted partial summary judgment on liability in favor of the plaintiffs based upon the Court's finding of certain violations while denying summary judgment on certain other claims. The Court also entered a number of permanent injunctions restraining the Company from collecting the amounts found to be uncollectible. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable as of right, the Company has appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit and the Company believes that its appeal has substantial merit. Plaintiffs have filed a cross appeal. A trial on the remaining claims, as well as on damages, is currently scheduled to commence on January 25, 1999. The Company has assessed its exposure related to this litigation and has recorded a reserve based on this assessment for the nine months ended September 30, 1998. Should the Company's appeals be unsuccessful, the potential damages could have a material impact on the Company's financial position, liquidity and results of operations.

PROVISION FOR CREDIT LOSSES. The amount provided for credit losses, as a percent of total revenue, decreased from 156.7% and 61.8% for the three and nine months ended September 30, 1997 to 10.4% and 12.6% for the same periods in 1998. The provision for the three and nine months ended September 30, 1997 included a charge recorded to reflect the enhancements in the Company's methodology for estimating its reserve for advances made possible by a new loan servicing system implemented by the Company. Utilizing the new information made available upon the successful implementation of this new system, the Company undertook an extensive review of its exposure related to dealer advances using a static pool analysis on a per dealer basis. In order to reflect the impact of this analysis on the Company's advance reserve, additional provisions were recorded in 1997.

The provision for credit losses consists of two components: (i) a provision for loan losses for the earned but unpaid servicing fees or finance charges recognized on contractually delinquent installment contracts and (ii) a provision for losses on advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio. The decreases were primarily due to lower provisions needed for advance losses, based on the Company's static pool analysis. Advance balances are continually reviewed by management utilizing the Company's loan servicing system which allows management to estimate future collections for each dealer pool using historical loss experience and a dealer by dealer static pool analysis. In addition, the decreases were also due to lower provisions needed for loan losses primarily resulting from a decrease in the percent of non-accrual installment contracts receivable, which were 42.2% and 32.1% of gross receivables as of September 30, 1997 and 1998, respectively.

SALES AND MARKETING. Sales and marketing expenses, as a percent of total revenue, were 5.1% and

4.8% during the three and nine months ended September 30, 1997 and 4.2% and 4.8% during the same periods in 1998. The decrease for the three month period is primarily due to reductions in sales commission expenses as a result of the decrease in the enrollment of new dealers into the Company's financing program and reductions in the Company's total sales force. The Company has become more selective with respect to the enrollment of new dealers in an effort to improve the performance of its portfolio of installment contracts receivable.

PROVISION FOR CLAIMS. The amount provided for insurance and service contract claims, as a percent of total revenue, was 2.7% and 2.2% during the three and nine months ended September 30, 1997 and was 2.7% and 2.6% during the same periods in 1998. The increase for the nine month period corresponds with the increase, as a percent of total revenue, in premiums earned from 6.4% in 1997 to 7.5% in 1998.

The Company has established claims reserves on accumulated estimates of claims reported but unpaid plus estimates of incurred but unreported claims. The Company believes the reserves are adequate to cover future claims associated with the programs.

INTEREST EXPENSE. Interest expense, as a percent of total revenue, increased from 17.5% and 15.4% for the three and nine months ended September 30, 1997 to 17.8% and 18.2% for the same periods in 1998. Total interest expense decreased from $7.2 million for the three month period ended September 30, 1997 to $5.9 million for the same period in 1998, and increased from $19.6 million for the nine month period ended September 30, 1997 to $20.1 million for the same period in 1998. The $1.3 million decrease for the three month period is primarily the result of a decrease in the amount of average outstanding borrowings, which resulted from i) the positive cash flow generated primarily from collections on installment contracts receivable exceeding cash advances to dealers and payments of dealer holdbacks and ii) $49.3 million raised in July 1998 from the securitization of advance receivables. The decrease for the three month period was partially offset by higher average interest rates in 1998. The increase for the nine month period is primarily due to higher average interest rates in 1998 and increased amortization of up-front fees and costs relating to the Company's indebtedness. The increase in the average interest rate is primarily the result of increases in the Company's Eurocurrency based borrowing and facility fee margins under its credit agreement with a commercial bank syndicate. In accordance with the terms of the credit agreement, the Eurocurrency and facility fee margins increased from 82.5 basis points to 120 basis and from 22.5 basis points to 40 basis points annually, respectively, on October 22, 1997 as a result of the downgrade of the Company's credit rating with Moody's Investor Service from Baa3 to Ba2 and with Standard and Poor's from BBB- to BB. In addition, the Company's credit rating was further downgraded on June 24, 1998 by Moody's Investor Service from Ba2 to Ba3, resulting in an increase in the Eurocurrency and facility fee margins from 120 basis points to 140 basis points and from 40 basis points to 60 basis points annually, respectively, in accordance with the terms of the credit agreement. On July 30, 1998, the credit agreement was amended, pursuant to which the Eurocurrency based borrowing margin thereunder was fixed at 140 basis points and the facility fee margin was fixed at 60 basis points annually. In connection with the Company's $50 million securitization of advance receivables, the Company's note purchase agreements with various insurance companies were amended on July 1, 1998. The amendments provided for a 25 basis point increase in the interest rate on outstanding borrowings under the note purchase agreements. See "Liquidity and Capital Resources".

OPERATING INCOME(LOSS). As a result of the aforementioned factors, operating income(loss) increased from ($42.7) million and ($6.5) million for the three and nine months ended September 30, 1997 to $8.2 million and $30.1 million for the same periods in 1998.

FOREIGN EXCHANGE LOSS. The Company incurred foreign exchange losses of $7,000 and $22,000 for the three and nine months ended September 30, 1997 and foreign exchange losses of $77,000 and

$72,000 for the same periods in 1998. The losses result from the effect of exchange rate fluctuations between the U.S. dollar and foreign currencies on unhedged intercompany balances between the Company and its subsidiaries which operate outside the United States.

PROVISION (CREDIT) FOR INCOME TAXES. The provision(credit) for income taxes increased from ($15.0) million and ($2.9) million during the three and nine months ended September 30, 1997 to $2.6 million and $10.1 million during the same periods in 1998. The increase is due to a higher level of pretax income in 1998.

For the three months ended September 30, the effective tax rate was 35.2% in 1997 and 31.5% in 1998. The decrease in the effective tax rate is primarily due to a higher level of pretax income earned by the Company's United Kingdom subsidiary, which is taxed at a lower rate.

INSTALLMENT CONTRACTS RECEIVABLE

The following table summarizes the composition of installment contracts receivable at the dates indicated:

                                                                             AS OF        AS OF
         (DOLLARS IN THOUSANDS)                                            12/31/97      9/30/98
                                                                           --------      -------
                                                                                       (UNAUDITED)
         Gross installment contracts receivable...................       $1,254,858     $ 871,704
         Unearned finance charges.................................         (196,357)     (129,412)
         Unearned insurance premiums, insurance
              reserves, and fees..................................           (8,683)       (8,504)
                                                                         ----------    ----------

         Installment contracts receivable.........................       $1,049,818     $ 733,788
                                                                         ==========     =========

A summary of changes in gross installment contracts receivable is as follows:

                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       ------------------               -----------------
(DOLLARS IN THOUSANDS)                                           9/30/97           9/30/98           9/30/97           9/30/98
                                                                 -------           -------           -------           -------
                                                                        (UNAUDITED)                         (UNAUDITED)
Balance - beginning of period ..........................       $1,420,620        $1,040,670        $1,251,139        $1,254,858
Gross amount of installment
   contracts accepted ..................................          241,890           121,487           775,531           477,967
Gross installment contracts underlying
   advance receivables securitized .....................               --           (98,591)               --           (98,591)
Cash collections on installment
   contracts receivable ................................         (128,130)         (113,293)         (386,936)         (389,536)
Charge offs (a) ........................................          (63,641)          (80,959)         (165,235)         (377,637)
Currency translation ...................................           (6,717)            2,390           (10,477)            4,643
                                                               ----------        ----------        ----------        ----------

Balance - end of period ................................       $1,464,022        $  871,704        $1,464,022        $  871,704
                                                               ==========        ==========        ==========        ==========

(a) 1998 charge offs based on nine month recency method; 1997 based on one year recency method.

DEALER HOLDBACKS

The following table summarizes the composition of dealer holdbacks at the dates indicated:

                                                                            AS OF          AS OF
         (DOLLARS IN THOUSANDS)                                           12/31/97        9/30/98
                                                                          --------        -------
                                                                                        (UNAUDITED)
         Dealer holdbacks.........................................       $1,002,033       $695,689
         Less:  Advances (net of reserves of $16,369
            and $19,655 at December 31, 1997 and
            September 30, 1998, respectively).....................         (564,968)      (442,194)
                                                                         -----------      --------

         Dealer holdbacks, net....................................       $  437,065       $253,495
                                                                         ==========       ========

CREDIT POLICY AND EXPERIENCE

When an installment contract is originated, the Company generally pays a cash advance to the dealer. These advance balances represent the Company's primary risk of loss related to the funding activity with the dealers.

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

The Company also maintains an allowance for credit losses which, in the opinion of management, adequately reserves against expected losses in the portfolio of receivables. The risk of loss to the Company related to the installment contracts receivable balances relates primarily to the earned but unpaid servicing fee or finance charge previously recognized on contractually delinquent accounts.

Finance charges are recognized under the interest method of accounting until the underlying obligation is 90 days past due on a recency basis. At such time, the Company suspends the accrual of revenue and makes a provision for credit losses equal to the earned but unpaid revenue. In all cases, contracts on which no material payment has been received for nine months are charged off against dealer holdbacks, unearned finance charges and the allowance for credit losses.

During the third quarter of 1997, the Company changed its non-accrual policy from 120 days on a contractual basis to 90 days on a recency basis and, during the fourth quarter of 1997, changed its charge off policy to nine months on a recency basis from one year on a recency basis. The Company believes these changes allow for earlier recognition of under performing dealer pools.

The following tables set forth information relating to charge offs, the allowance for credit losses and the reserve on advances.

                                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       ------------------                   -----------------
                                                                          SEPTEMBER 30                         SEPTEMBER 30
                                                                          ------------                         ------------
(DOLLARS IN THOUSANDS)                                               1997              1998              1997               1998
                                                                     ----              ----              ----               ----
                                                                          (UNAUDITED)                          (UNAUDITED)
Charged against dealer holdbacks .......................           $50,978           $64,759           $132,201           $302,087
Charged against unearned
   finance charges .....................................            11,302            14,848             29,435             68,329
Charged against allowance
   for credit losses ...................................             1,361             1,352              3,599              7,221
                                                                   -------           -------           --------           --------

Total contracts charged off ............................           $63,641           $80,959           $165,235           $377,637
                                                                   =======           =======           ========           ========

Net charge offs against the
   reserve on advances .................................           $ 3,513           $ 8,240           $  4,834           $  8,240
                                                                   =======           =======           ========           ========

The 1998 contract charge offs are based on a nine month recency method. The 1997 contract charge offs are based on a one year recency method. The increase in net charge offs against the reserve on advances is primarily due to the application of the Company's advance charge off methodology to the Company's United Kingdom operations.

                                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       ------------------                   -----------------
                                                                          SEPTEMBER 30                         SEPTEMBER 30
                                                                          ------------                         ------------
(DOLLARS IN THOUSANDS)                                               1997              1998              1997               1998
                                                                     ----              ----              ----               ----
                                                                          (UNAUDITED)                          (UNAUDITED)
ALLOWANCE FOR CREDIT LOSSES
Balance - beginning of period ......................               $14,556           $9,174            $12,195            $13,119
Provision for loan losses ..........................                 4,091              922              8,706              2,827
Allowance on installment contracts
   underlying advance receivables
   securitized .....................................                    --           (1,107)                --             (1,107)
Charge offs ........................................                (1,361)          (1,352)            (3,599)            (7,221)
Currency translation ...............................                   (75)              24                (91)                43
                                                                   -------           ------            -------            -------

Balance - end of period ............................               $17,211           $7,661            $17,211            $ 7,661
                                                                   =======           ======            =======            =======



                                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       ------------------                   -----------------
                                                                          SEPTEMBER 30                         SEPTEMBER 30
                                                                          ------------                         ------------
(DOLLARS IN THOUSANDS)                                               1997              1998              1997               1998
                                                                     ----              ----              ----               ----
                                                                          (UNAUDITED)                          (UNAUDITED)
RESERVE ON ADVANCES
Balance - beginning of period ......................               $19,816            $25,274            $ 8,754          $16,369
Provision for advance losses .......................                59,980              2,516             70,087           11,073
Advance reserve fees ...............................                 1,231                  7              3,505              174
Charge offs ........................................                (3,513)            (8,240)            (4,834)          (8,240)
Currency translation ...............................                  (206)                98               (204)             279
                                                                   -------            -------            -------          -------

Balance - end of period ............................               $77,308            $19,655            $77,308          $19,655
                                                                   =======            =======            =======          =======

                                                                                         AS OF
                                                                                         -----
                                                                                      SEPTEMBER 30
                                                                                      ------------
                                                                                  1997             1998
                                                                                  ----             ----
         Allowance for credit losses as a percent of gross
            installment contracts receivable...........................           1.2%              0.9%
         Reserve on advances as a percent of advances (a)..............          12.3%              4.3%
         Gross dealer holdbacks as a percent of gross
            installment contracts receivable...........................          79.9%             79.8%

(a) The decrease in the reserve on advances as a percent of advances relates to the provision recorded in the third quarter of 1997 and subsequently charged off in the fourth quarter of 1997 based on the Company's advance charge off methodology.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal need for capital is to fund cash advances made to dealers in connection with the acceptance of installment contracts and for the payment of dealer holdbacks to dealers who have repaid their advance balances. These cash outflows to dealers decreased from $417.0 million during the nine months ended September 30, 1997 to $236.0 million during the same period in 1998. These amounts have historically been funded from cash collections on installment contracts, cash provided by operating activities and draws under the Company's credit agreements. During the first nine months of 1998, the Company paid down approximately $134.2 million on its credit agreement with a commercial bank syndicate and repaid $12.7 million on its outstanding senior notes. The positive cash flow during the period is primarily a result of collections on installment contracts receivable exceeding cash advances to dealers and payments of dealer holdbacks. In addition, the Company raised approximately $49.3 million through the securitization of dealer advances during the third quarter of 1998. To a lesser extent, the positive cash flow is a result of refunds received from the overpayment of 1997 U.S. federal income taxes. During the fourth quarter of 1997 and first nine months of 1998, the Company implemented more conservative advance programs and reduced business with marginally profitable and unprofitable dealers in order to improve the performance of its portfolio of installment contracts. These changes have resulted in reduced levels of originations and cash advances to dealers in the fourth quarter of 1997 and the first nine months of 1998, a trend which is expected to continue in future periods. To the extent that this trend continues, the Company could continue to experience a decrease in its need for capital in future periods.

At July 1, 1998, the Company had a $200 million credit agreement with a commercial bank syndicate. Pursuant to this agreement, upon the completion of the $50 million securitization of advance receivables, the amount of this facility was reduced to $160 million. On July 31, 1998, this facility was amended to provide for a $115 million credit agreement with a commitment period through June 15, 1999. As of September 30, 1998, there was approximately $78.5 million outstanding under this facility. As provided for by this agreement, on October 19, 1998, an additional lender joined the commercial bank syndicate thereby increasing the size of the facility from $115 to $125 million. The facility has a commitment period through June 15, 1999 and is subject to annual extensions for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The agreement provides that the Company must execute documents to secure borrowings under the credit agreement with a lien on most of the Company's assets on an equal and ratable basis with the Company's unsecured senior notes by November 30, 1998. The agreement also provides that interest is payable at the Eurocurrency rate plus 140 basis points, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to six months. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt-to-equity, debt to advances, debt to gross installment contracts receivable, advances to installment contracts receivable, fixed charges to net income, limits on the Company's investment in its foreign subsidiaries and requirements that the Company maintain a specified minimum level of net worth.

On July 8, 1998, the Company completed a $50 million securitization of advance receivables. Pursuant to this transaction, the Company contributed dealer advances having a carrying amount of approximately $56 million to a wholly owned special purpose corporation (the SPC) and received approximately $49.3 million in financing from an institutional investor. The financing, which is nonrecourse to the Company, bears interest at a floating rate equal to the thirty day commercial paper rate plus 1% with a maximum of 7.5% and is anticipated to fully amortize within thirty months. The financing is secured by the dealer advances, the rights to collections on the related installment contracts receivable contributed to the SPC and certain related assets up to the sum of the related dealer advance and the Company's servicing fee. The Company will receive a monthly servicing fee equal to 4% of the collections of the contributed installment contracts receivable. Except for a servicing fee and amounts relating to dealer holdback payments, the Company will not receive any portion of collections on the installment contracts receivable until the underlying indebtedness has been repaid in full. The proceeds of the securitization were used to reduce indebtedness under the Company's credit agreement.

When borrowing to fund the operations of its foreign subsidiaries, the Company's policy is to borrow funds denominated in the currency of the country in which the subsidiary operates, thus mitigating the Company's exposure to foreign exchange fluctuations.

The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. In future periods, the Company's short and long-term cash flow requirements will continue to be funded primarily through cash flow from the collection of installment contracts, cash provided by operating activities and the Company's credit facilities. The Company expects to utilize various sources of financing available from time to time to fund the operations of the Company. Should such financing become limited, the Company's ability to fund cash advances to dealers in connection with the acceptance of installment contracts would be limited to earnings from operations and cash flow from the collection of installment contracts. As of November 13, 1998, the Company had approximately $84.3 million outstanding on its $125 million credit agreement. Following the damage phase in January 1999 and pending the appeal of the Missouri Litigation, the Company may be required to post a bond or letter of credit, which would reduce availability under the Company's credit agreement. Based upon anticipated cash flows, management believes that amounts available under its credit agreement, cash flow from operations and other financing alternatives available will provide sufficient financing for future operations.

YEAR 2000 UPDATE

The year 2000 issue is the result of computer programs and microprocessors using two digits rather than four to define the applicable year (the "Year 2000 Issue"). Such programs or microprocessors may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations. If the Company or third parties with which it has a significant relationship fail to make necessary modifications, conversions and contingency plans on a timely basis, the Year 2000 Issue could have a material adverse effect on the Company's business, financial condition and results of operations. However, the effect cannot be quantified at this time because the Company cannot accurately estimate the magnitude, duration or ultimate impact of noncompliance by its systems or those of vendors and other third parties. The Company believes that its competitors face a similar risk. Although the risk is not presently quantifiable, the disclosure below is intended to summarize the Company's actions to minimize its risk from the Year 2000 Issue. Programs that will operate in the year 2000 unaffected by the change in year from 1999 to 2000 are referred to herein as "year 2000 compliant".

STATE OF READINESS. The Company employs three major computer systems in its U.S. operations: (i) the Application and Contract System (ACS) which is used from the time a dealer faxes an application to the Company until the contract is received and funded, (ii) the Loan Servicing System (LSS) which contains all loan and payment information and is the primary source for management information reporting, and (iii) the Collection System (CS) which is used by the Company's collections personnel to track and service all active customer accounts. The ACS and LSS systems went into production in 1997 and were developed by the Company in Oracle 7.3 and Oracle Forms 4.5 which are year 2000 compliant. The CS system is a third party software package. The vendor has indicated that it has a version of the software that is year 2000 compliant to which the Company plans to upgrade by December 31, 1998.

The Company employs one major computer system in its United Kingdom operations which is a third party software package. The vendor has certified to the Company that the system is year 2000 compliant. The Company has begun testing on this system as well as all other non-mission critical systems to ensure year 2000 compliance, which it expects to have completed by December 31, 1998.

The Company has completed a comprehensive inventory of all other computer hardware, software, third party vendors and other non-information technology systems. All items identified were prioritized and assigned to a responsible party to investigate and ensure that the item becomes year 2000 compliant by the end of 1998. At this time, the Company continues along this plan and anticipates that 90% of all mission critical systems will be compliant by December 31, 1998. The remaining 10% of the mission critical systems and all other non-mission critical systems are anticipated to be year 2000 compliant by March 31, 1999.

COSTS. The Company expects that all software installations or other modifications will be expensed as incurred, while the cost for new software will be capitalized and amortized over the software's useful life. At this time, the Company anticipates spending no more than $100,000 in its efforts to become year 2000 compliant, of which approximately $10,000 has been spent to date. Estimates of time, cost and risks are based on currently available information. Developments that could affect estimates include, without limitation, the availability of trained personnel, the ability to locate and correct all noncompliant systems, cooperation and remediation success of third parties material to the Company, and the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or third parties.

RISKS. Because the Company expects that the systems within its control will be year 2000 compliant before the end of 1999, the Company believes that the most reasonably likely worst case scenario is a compliance failure by a third party upon which the Company relies. Such a failure would likely have an effect on the Company's business, financial condition and results of operations. The magnitude of that effect however, cannot be quantified at this time because of variables such as the type and importance of the third party, the possible effect on the Company's operations and the Company's ability to respond. Thus, there can be no assurance that there will not be a material adverse effect on the Company if such third parties do not remediate their systems in a timely manner. In addition, it is possible that the Company could experience a failure of a non-mission critical system for a period of time, which could result in a minor disruption in some internal operations.

CONTINGENCY PLANS. The Company plans to document its preliminary contingency plans by

December 31, 1998 and to finalize these plans no later than March 31, 1999.

Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements".

FORWARD-LOOKING STATEMENTS

The foregoing discussion and analysis contains a number of forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to expectations for future periods which are subject to various risks and uncertainties. The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including forms 8-K, 10-Q, and 10-K, and include, among others, competition from traditional financing sources and from non-traditional lenders, availability of funding at competitive rates of interest, adverse changes in applicable laws and regulations, adverse changes in economic conditions, year 2000 compliance by the Company or third parties to the Company, adverse changes in the automobile or finance industries or in the non-prime consumer finance market, the Company's ability to maintain or increase the volume of installment contracts accepted and historical collection rates and the Company's ability to complete various financing alternatives.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                           PART II.--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, the Company is currently a defendant in a class action proceeding in the United States District Court for the Western District of Missouri seeking money damages resulting from multiple violations of state and federal consumer protection laws (the "Missouri Litigation"). On August 4, 1998, the Court granted partial summary judgment on liability in favor of the plaintiffs based upon the Court's finding of certain violations while denying summary judgment on certain other claims. The Court also entered a number of permanent injunctions restraining the Company from collecting the amounts found to be uncollectible. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable as of right, the Company has appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit and the Company believes that its appeal has substantial merit. Plaintiffs have filed a cross appeal. A trial on the remaining claims, as well as on damages, is currently scheduled to commence on January 25, 1999. Should the Company's appeals be unsuccessful, the potential damages could have a material impact on the Company's financial position, liquidity and results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See Index of Exhibits following the signature page.

     (b)  Reports on Form 8-K

          The Company was not required to file a current report on Form 8-K during the quarter ended September 30, 1998 and none were filed during that period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)           CREDIT ACCEPTANCE CORPORATION

                       /S/ BRETT A. ROBERTS
                       --------------------------------------------
                       BRETT A. ROBERTS
                       Executive Vice President and Chief Financial Officer November 13, 1998
                       (Duly Authorized Officer and Principal Financial Officer)

                       /S/ JOHN P. CAVANAUGH
                       --------------------------------------------
                       JOHN P. CAVANAUGH
                       Corporate Controller and Assistant Secretary
                       November 13, 1998
                       (Principal Accounting Officer)

                                INDEX OF EXHIBITS


EXHIBIT           DESCRIPTION
-------           -----------

10(o)(2) Credit Acceptance Corporation Stock Option Plan for Dealers, as amended and restated September 21, 1998.

  27              Financial Data Schedule