Form 10-K
period 1998-12-31
CREDIT ACCEPTANCE CORPORATION
filed 1999-03-31
CIK 885550

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THIS FISCAL YEAR ENDED DECEMBER 31, 1998    COMMISSION FILE NUMBER 000-20202

                         CREDIT ACCEPTANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MICHIGAN                                        38-1999511
(State or other jurisdiction of incorporation
               or organization)                      (I.R.S. Employer Identification No.)

    25505 W. TWELVE MILE ROAD, SUITE 3000                         48034-8339
            SOUTHFIELD, MICHIGAN                                  (Zip Code)
  (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (248) 353-2700

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:

                                  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of 14,312,629 shares of the Registrant's common stock held by nonaffiliates on March 24, 1999 was approximately $80,508,538. For purposes of this computation all officers, directors and 5% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

At March 24, 1999 there were 46,298,904 shares of the Registrant's Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement pertaining to the 1999 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CREDIT ACCEPTANCE CORPORATION
                          YEAR ENDED DECEMBER 31, 1998

                               INDEX TO FORM 10-K

ITEM                                                                    PAGE
----                                                                    ----
                                     PART I

 1.     Business....................................................       2
 2.     Properties..................................................      10
 3.     Legal Proceedings...........................................      10
 4.     Submission of Matters to a Vote of Security Holders.........      11

                                  PART II

 5.     Market Price and Dividend Information.......................      12
 6.     Selected Financial Data.....................................      13
 7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................      14
7A.     Quantitative and Qualitative Disclosures About Market
          Risk......................................................      24
 8.     Financial Statements and Supplemental Data..................      27
 9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................      52

                                  PART III

10.     Directors and Executive Officers of the Registrant..........      52
11.     Executive Compensation......................................      52
12.     Security Ownership of Certain Beneficial Owners and
          Management................................................      52
13.     Certain Relationships and Related Transactions..............      52

                                  PART IV

14.     Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.......................................................      52

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Credit Acceptance Corporation ("CAC" or the "Company"), incorporated in Michigan in 1972, is a specialized financial services company which provides funding, receivables management, collection, sales training and related products and services to automobile dealers located in the United States, the United Kingdom, Canada and Ireland. CAC assists such dealers with the sale of used vehicles by providing an indirect financing source for buyers with limited access to traditional sources of consumer credit ("Non-prime Consumers"). For the year ended December 31, 1998, CAC had total revenues of $142.3 million and net earnings of $25.0 million. At December 31, 1998, aggregate gross installment contracts receivable were $794.8 million and total shareholders' equity was $276.3 million.

     CAC also provides additional products and services to dealers which give the Non-prime Consumer the opportunity to purchase a number of ancillary products, including credit life and disability insurance and vehicle service contracts offered by dealers and point-of-sale dual interest collateral protection insurance provided by third party insurance carriers. Through wholly-owned subsidiaries, the Company also reinsures certain of the credit life and disability insurance and point-of-sale dual interest collateral protection insurance policies issued in conjunction with installment contracts originated by dealers. In addition, the Company's credit reporting subsidiary provides credit information and consumer reports to companies serving the Non-prime Consumer market. Furthermore, the Company, through a wholly-owned subsidiary, operates automobile auctions that provide vehicle suppliers with a full range of services to process and sell vehicles to buyers at the auctions.

     The Company is organized into four primary business units: North American automotive finance, U.K./Ireland automotive finance, credit reporting services, and auction services. See Note 12 to the consolidated financial statements for information regarding the Company's reportable segments.

PRODUCTS AND SERVICES

     CAC derives its revenues from the following principal sources: (i) servicing fees (which are accounted for as finance charges) earned as a result of servicing and collecting installment contracts originated and assigned to the Company by dealers; (ii) fees charged to dealers at the time they enroll in the Company's program; (iii) gains from the securitization of dealer advances; (iv) premiums earned from the Company's reinsurance activities and service contract programs; and (v) other income which primarily consists of fees earned from third party service contract products offered by dealers, the processing and sale of vehicles at auctions, fees from the Company's credit reporting services and interest income from loans made directly to dealers for floor plan financing and working capital purposes. The following table sets forth the percent relationship to total revenue of each of these sources.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                             -----------------------
                PERCENT OF TOTAL REVENUE                     1996     1997     1998
                ------------------------                     -----    -----    -----
Finance charges..........................................     75.0%    71.2%    68.8%
Dealer enrollment fees...................................      4.1      4.5      2.5
Gain on sale of advance receivables, net.................       --       --      0.5
                                                             -----    -----    -----
  Total core products and services.......................     79.1     75.7     71.8
                                                             -----    -----    -----
Premiums earned..........................................      7.7      6.9      7.7
Other income.............................................     13.2     17.4     20.5
                                                             -----    -----    -----
  Total ancillary products and services..................     20.9     24.3     28.2
                                                             -----    -----    -----
  Total revenue..........................................    100.0%   100.0%   100.0%
                                                             =====    =====    =====

PRINCIPAL BUSINESS

     CAC's principal business involves: (i) the acceptance of installment contracts originated and assigned by participating dealers; and (ii) the subsequent management and collection of such contracts. For installment contracts meeting the Company's criteria, CAC makes a formula-based cash payment to the dealer (an "Advance"). The Company may Advance up to 90% of the amount financed, but Advances typically range between 50% and 75% of the amount financed. To mitigate its risk, at the time of accepting the assignment of an installment contract, CAC obtains a security interest in the vehicle and establishes a dealer holdback equal to the gross amount of the contract, less the Company's servicing fee, which is recorded as an unearned finance charge. CAC's acceptance of such contracts is generally without recourse to the general assets of the dealer, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the contract.

     CAC offers its dealers several Advance alternatives, which are calculated based upon the dealer's history with the Company, the credit profile of a particular customer and the year, make, model, and mileage of the used vehicle to be financed.

     Monthly cash receipts related to the aggregate installment contracts accepted from an individual dealer are remitted to such dealer, but only after:

         (i) the Company is reimbursed for certain collection costs relating to all contracts accepted from such dealer;

         (ii) the Company receives a servicing fee (typically 20%) of the aggregate net monthly receipts (monthly cash receipts less certain collection costs); and

        (iii) the Company has recovered all advances made to such dealer.

OPERATIONS

     Dealer Selection and Enrollment Fee. CAC has adopted specific policies relative to establishing the eligibility of prospective dealers for the Company's program. A dealer's participation in the Company's program begins with the execution of a Servicing Agreement, which requires the dealer to disclose information about his dealership and personal finances. The Company undertakes a review of the dealer information to determine whether the dealer should be permitted to participate in the Company's program.

     Pursuant to the Servicing Agreement, a dealer represents that it will only submit contracts to CAC which satisfy criteria established by the Company, meet certain conditions with respect to the binding nature and the status of the security interest in the purchased vehicle and comply with applicable state, federal and foreign laws and regulations. Dealers receive a monthly statement from the Company, summarizing all transactions on contracts originated by such dealer. Also, where applicable, the dealer will receive a payment from CAC for any portion of the payments on contracts to which the dealer is entitled under the Servicing Agreement.

     The Servicing Agreement may be terminated by the Company or by the dealer (as long as there is no event of default or an event which, with the lapse of time, giving of notice or both, would become an event of default) upon 30 days prior written notice. Events of default include, among other things, (i) the dealer's failure to perform or observe covenants in the Servicing Agreement;
(ii) the dealer's breach of a representation in the Servicing Agreement; (iii) a misrepresentation by the dealer relating to an installment contract submitted to the Company or a related vehicle or purchaser; and (iv) the appointment of a receiver for, or the bankruptcy or insolvency of, the dealer. The Company may terminate the servicing agreement immediately in the case of an event of default by the dealer. Upon any termination by the dealer or in the event of a default, the dealer must immediately pay the Company: (i) any unreimbursed collection costs; (ii) any unpaid advances and all amounts owed by the dealer to the Company; and (iii) a termination fee equal to 20% of the then outstanding amount of the installment contracts originated and accepted by the Company. Upon receipt in full of such amounts, the Company will reassign the installment contract receivable and its security interest in the financed vehicle to the dealer. In the event of a termination by the Company (or any other termination if the Company and the dealer agree), the Company may continue to service installment contracts accepted prior to termination in the normal course of business without charging a termination fee.

     New dealers located in North America are generally charged a $4,500 dealer enrollment fee, which affords the dealer access to the Company's training material and programs and helps offset the administrative expenses associated with new dealer enrollment. No dealer enrollment fee is charged to dealers in the United Kingdom and Ireland.

     Assignment of Contracts. The dealer assigns title to the installment contract and the security interest in the vehicle to the Company. Thereafter, the rights and obligations of the Company and the dealer are defined by the servicing agreement, which provides that the contract assignment to the Company is for the purposes of administration, servicing and collection of the amounts due under the assigned contract, as well as for security purposes. At the time a contract is submitted, CAC evaluates the contract to determine if it meets the Company's cash Advance criteria. Contracts which do not meet the Company's cash Advance criteria may still be accepted for servicing without an Advance being paid.

     Contract Portfolio. The portfolio of installment contracts contains loans of initial duration generally ranging from 24 to 36 months, with an average initial maturity of approximately 31 months. The Company receives a servicing fee generally equal to 20% of the gross amount of the contract, with rate of return varying, based upon the amount of the Advance and the term of the contract.

     The following table sets forth, for each of the periods indicated, the average size of installment contracts accepted by the Company, the percent growth in the average size of contracts accepted, the average initial maturity of the contracts accepted, the average advance per installment contract accepted and the average advance as a percent of the average installment contract accepted.

                                                                      AS OF DECEMBER 31,
                                                        ----------------------------------------------
               AVERAGE CONTRACT DATA                     1994      1995      1996      1997      1998
               ---------------------                    ------    ------    ------    ------    ------
Average size of installment contracts accepted
  during the period.................................    $5,922    $6,507    $7,249    $8,340    $8,402
Percentage growth in average size of contract.......      34.1%      9.9%     11.4%     15.1%      0.7%
Average initial maturity (in months)................        25        25        30        31        31
Average advance per installment contract............    $2,637    $3,220    $3,837    $4,228    $4,260
Average advance as a percent of average installment
  contract..........................................      44.5%     49.5%     52.9%     50.7%     50.7%

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

     ACS -- The ACS, designed and built by an independent consulting firm hired by the Company, was installed in May 1997. This system replaced certain functionality of the Company's previous systems. The system enables the Company to efficiently process a large volume of application and contract data. When a dealer faxes an application to the Company's headquarters in Southfield, Michigan, Company personnel input the application data into the ACS. The system automatically pulls all credit bureau and vehicle guidebook data and includes such data in the application file, which is routed to the analyst team assigned to the dealer's geographic area. An analyst reviews each application file on-line to determine if the transaction is properly structured and meets the Company's guidelines for an advance. The ACS provides the analyst with information regarding the borrower, including information on the borrower's residence, employment, wage level and references, information regarding the vehicle, including the vehicle's age, mileage and guidebook value, and information regarding the transaction, including sale price, down payment, interest rate and term. The system computes the Advance amount according to predefined programs based on dealer and loan variables, provides the analyst with warning flags on out-of-tolerance application variables and allows the analyst to select from a predefined set of stipulations to include on the Advance approval transmittal, which is automatically faxed to the dealer. After the sale of the vehicle, the installment contract package is sent to the Company by the dealer. The contract information is input into the ACS. The system compares the contract data to the application data and reviews compliance with analyst stipulations. After any variances have been addressed, the system sends an Advance payment to the dealer by check or electronic transaction. The system generally enables the Company to approve application files in under one hour and fund contracts within 24 hours of receipt of all required documents. The system enables management personnel to report on service level by analyst and by region, application and contract volumes by dealer and by program, exceptions granted and various other reports as needed. The ACS automatically loads all new contract data into the LSS system.

     LSS -- The LSS, designed and built for the Company by the same consulting firm, was installed and implemented in the third quarter 1997. This system contains all loan transaction data, including payments and charge-offs for loans accepted by the Company since July 1990. The system is the Company's primary information source for management reporting including production of monthly statements sent to dealers summarizing the status of their accounts and the Company's static pool system, which provides the Company with a static pool analysis on a per dealer basis. This system projects future collections for each dealer based on actual prior loss history. These projections are then used to analyze dealer profitability and to estimate and record the Company's reserve on Advances to dealers. The LSS interfaces with both the ACS and CS.

     CS -- The CS, which is used by Company collection personnel to service all active accounts was purchased, modified and installed in 1989. The collection system provides data on all of the Company's customer accounts including loan and payment information as well as a log of all account activity including letters sent and summaries of telephone contact. The system generates payment books which are sent on all new accounts, generates all collection letters and notices, allows collectors to record promises to pay and broken promises, interfaces with a predictive dialing system, assigns accounts to collection personnel and tracks results on a per collector basis. Repossession and legal accounts are also processed on this system. The CS interfaces with the phone system, predictive dialer and the LSS.

     The Company has developed a comprehensive project plan for achieving year 2000 readiness. The ACS and LSS were developed by the Company in Oracle 7.3 and Oracle Form 4.5 which are year 2000 complaint. The CS has been updated to a version which is year 2000 compliant. See the Company's "Year 2000 Update" included as part of Item 7. of this report.

     Servicing and Collections. CAC's staff of professional and experienced collection personnel collects amounts due on installment contracts, assisted by the CS and telephone systems. The customized CS system is integrated with a predictive dialing telephone system, which allows the Company's collection personnel to contact a large number of customers on a daily basis. The integration of the systems allows critical calling information to be seamlessly uploaded to the CS. This integration helps identify customers who are difficult to contact by phone and need additional collections efforts. Customer payments are received through a bank lockbox and at CAC's Southfield, Michigan location. Payment receipt data is electronically transferred from the bank lockbox on a daily basis for posting to the customer's account. The payments are processed in CAC's LSS which provides customer payment information to the CS on a real time basis.

     Customer accounts are monitored and serviced by regional collection teams. The team members consist of junior, mid-level, and senior collection personnel. The teams typically take action on accounts within five days of delinquency. If a customer is delinquent, the Company's policy is to attempt to resolve the delinquency by persuading the customer to make payment arrangements until the delinquency is resolved. Since the customer generally has a poor credit history, the Company's program provides the customer with an opportunity to restore their credit rating. The Company believes its interests are best served by permitting the customer to retain the vehicle while making payments, even if the maturity of the loan needs to be extended beyond the original term. Customers, within the first three payments of the contract, are monitored and serviced by a specialized collection team. The first-payment-miss team typically takes action on accounts at one day past due, attempting to resolve the delinquency as soon as possible.

     The repossession process typically begins when a customer becomes approximately 60 days past due. However, when a new customer misses one of their first three payments, or if the customer does not respond to the collection effort, the repossession process typically begins when the customer becomes approximately 30 days past due. At that time, the Company contracts with a third party to repossess and sell the vehicle at an auction. The costs related to such activities, to the extent permitted by law, are added to the amount due from the customer and the dealer Advance amount. If the proceeds from the sale are not sufficient to cover the total balance due, the Company may seek to recover its "deficiency balance" from the customer through legal means, including wage garnishment to the extent permitted by applicable law. Although the Company continues to pursue collection, the deficiency balance is charged-off after nine months of not receiving any material payments.

ANCILLARY PRODUCTS

     The Company continually explores methods by which its business relationships with dealers may be enhanced, including several ancillary products such as insurance and service contracts.

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

     Buyers Vehicle Protection Plan, Inc. ("BVPP"), a subsidiary of CAC, operates as an administrator of certain vehicle service contract programs offered by dealers to consumers. Under this program, BVPP charges dealers a premium for the service contracts and in return agrees to reimburse dealers for designated amounts that the dealer is required to pay for covered repairs on the vehicles it sells. CAC advances to dealers an amount equal to the purchase price of the vehicle service contract on contracts accepted by the Company which include vehicle service contracts. CAC has, in turn, subcontracted its obligations to administer these programs to third parties that have experience with such programs. Nevertheless, the risk of loss (reimbursement obligations in excess of the purchase price of the vehicle service contract) remains with BVPP. In addition, BVPP has relationships with third party service contract providers which pay BVPP a fee on service contracts included on installment contracts financed through participating dealers. BVPP does not bear any risk of loss for covered claims on these third party service contracts.

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

OTHER SERVICES

     Credit Reporting Services. Montana Investment Group, Inc. a subsidiary of the Company, supplies risk assessment and fraud alert information and computerized skiptracing services regarding Non-prime

Consumers to companies serving the Non-prime Consumer market. Such information and services are generally not available from traditional consumer information sources.

     Auction Services. In June 1998, the Company acquired substantially all of the assets and liabilities of an automobile auction in Pennsylvania and incorporated this business, which currently operates auctions in Pennsylvania and South Carolina, as a wholly-owned subsidiary of the Company. The subsidiary provides vehicle suppliers with a full range of services to process and sell vehicles to buyers at the auctions.

     Floor Plan Financing and Secured Working Capital Loans. The Company offers floor plan financing to certain dealers, pursuant to which the Company makes loans to dealers to finance vehicle inventories, in each case secured by the inventory, the related proceeds from the future sale of such inventory and, for dealers participating in the Company's financing program, future collections on installment contracts accepted from such dealers. This financing is provided on a selected basis primarily to dealers participating in the Company's financing program. On a limited basis, the Company provides floor plan financing to dealers not participating in the Company's financing program. The interest rate charged on outstanding floor plan balances generally ranges from 12% to 18% per annum. On a selected basis, the Company also provides dealers with working capital loans. These loans are secured by all assets of the dealer, including any future cash collections owed to the dealer on installment contracts accepted by the Company.

SALES AND MARKETING

     The Company's program is marketed directly to used vehicle dealers and to new automobile dealers with used vehicle departments. Marketing efforts are initially concentrated in a particular geographic area through the distribution of marketing brochures and via advertising in trade journals and other industry publications directly to automobile dealers. Follow-up is subsequently conducted through telemarketing, videotapes and monthly newsletters explaining the Company's program. Free training seminars are available to dealers desiring to learn more about the Company's program, as well as to participating dealers. The Company also establishes relationships with dealers through referrals from third party vendors and participating dealers.

     CAC employs experienced sales and marketing professionals (sales representatives) both at the Company's headquarters and in the field for purposes of enrolling new dealers and providing services to existing dealers. The sales force also includes non-employee individuals (sales agents) operating on a contract basis. Sales personnel are compensated on a commission basis calculated on the profitability and volume of business submitted by dealers.

     CAC provides dealers with training regarding the operation of the Company's program. Seminars are held on a regular basis at the Company's headquarters and periodically at locations throughout the country. Pursuant to the Servicing Agreement, each dealer agrees to attend at least one such seminar each calendar year.

CREDIT LOSS POLICY AND EXPERIENCE

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

     During the third quarter of 1997, the Company changed its non-accrual policy from 120 days on a contractual basis to 90 days on a recency basis and, during the fourth quarter of 1997, changed its charge off policy to nine months on a recency basis from one year on a recency basis. The Company believes these changes allow for earlier recognition of under-performing dealer pools.

COMPETITION

     The Non-prime Consumer finance market is very fragmented and highly competitive. The Company believes that there are numerous competitors providing, or are capable of providing, financing programs through dealers to purchasers of used vehicles. The Company also competes, indirectly, with dealers operating dealer-financed programs. Because the Company's program is directed to provide financing to individuals who cannot ordinarily qualify for traditional financing, the Company does not believe that it directly competes with commercial banks, thrifts, automobile finance companies and others that apply more traditional lending criteria to the credit approval process. Historically, these traditional sources of used vehicle financing (some of which are larger, have significantly greater financial resources and have relationships with captive dealer networks) have not served the Company's market segment consistently. The Company's market is primarily served by smaller finance organizations which solicit business when and as their capital resources allow. The Company intends to capitalize on this market segment's lack of a major, consistent financing source. However, if such a competitor were to enter the Company's market segment, the Company's financial position and results of operations could be materially adversely affected. The Company believes that it can compete on the basis of service provided to its participating dealers and superior collection performance.

     During the past few years, many of CAC's competitors have disclosed that they have exited the Non-prime Consumer finance market, do not have funding to acquire additional installment contract receivables from dealers or have strengthened credit standards which in turn has reduced the volume of new business. These events suggest that the Non-prime Consumer finance market should become less competitive; however, dealers appear to continue to have many alternatives for financing used vehicles.

CUSTOMER AND GEOGRAPHIC CONCENTRATIONS

     Installment contracts receivable attributable to contracts accepted from affiliated dealers owned by the Company's majority shareholder represented approximately 4%, 4% and 2% of gross installment contracts receivable at the end of 1996, 1997 and 1998, respectively. Approximately 3%, 1% and 2% of the value of installment contracts accepted and approximately 3%, 1% and 2% of the number of installment contracts accepted by the Company during 1996, 1997 and 1998, respectively, were originated by affiliated dealers. Affiliated dealers are not obligated to continue doing business with CAC, nor are they precluded from owning or operating businesses which may compete with the Company. As of December 31, 1998, approximately 24.9% of the participating dealers in the United States were located in Michigan, Ohio, and Virginia and these dealers accounted for approximately 29.7% of the number of contracts accepted from United States dealers in 1998. As of December 31, 1998, approximately 11.4% of the Company's total participating dealers were located in the United Kingdom and during 1998 these dealers accounted for approximately 9.8% of the new contracts accepted by the Company. No single dealer accounted for more than 10% of the number of installment contracts accepted by the Company during 1996, 1997 or 1998.

     The following table sets forth, for each of the last three years for the Company's domestic and foreign operations, the amount of revenues from customers and long-lived assets (in thousands):

                                                     AS OF AND FOR YEARS ENDED
                                                            DECEMBER 31,
                                                  --------------------------------
                                                    1996        1997        1998
                                                  --------    --------    --------
Revenues from customers
  United States.................................  $107,315    $134,950    $120,086
  United Kingdom................................    16,600      28,598      20,828
  Other foreign.................................        19         687       1,435
Long-lived assets
  United States.................................  $ 14,083    $ 18,910    $ 18,781
  United Kingdom................................       854       1,914       1,834
  Other foreign.................................        21          15          12

     The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependencies and overlaps exist among the Company's domestic and foreign operations. Accordingly, the revenue and identifiable assets shown may not be indicative of the amounts which would have been reported if the domestic and foreign operations were independent of one another.

REGULATION

     The Company's businesses are subject to various state, federal and foreign laws and regulations which require licensing and qualification, limit interest rates, fees and other charges associated with the installment contracts assigned to the Company, require specified disclosures by automobile dealers to consumers, govern the sale and terms of the ancillary products and define the Company's rights to repossess and sell collateral. Failure to comply with, or an adverse change in, these laws or regulations could have a material adverse effect on the Company by, among other things, limiting the states or countries in which the Company may operate, restricting the Company's ability to realize the value of the collateral securing the contracts, or resulting in potential liability related to contracts accepted from dealers. In addition, governmental regulations which would deplete the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on the Company. The Company is not aware of any such legislation currently pending.

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

     The Company's operations in the United Kingdom, Canada and Ireland are also subject to various laws and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the United States. In addition, the Company's credit reporting subsidiary is subject to various state and federal regulations including the Fair Credit Reporting Act. Furthermore, the Company's auction services subsidiary is subject to various state and federal regulations which require disclosure to consumers regarding licensing, qualification and fees associated with the sale of vehicles.

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

EMPLOYEES

     As of December 31, 1998, the Company employed 655 persons, 370 of whom were collection personnel, 83 were contract origination and processing personnel, 67 were marketing professionals, 28 were accounting professionals and the remainder were management or support personnel. The Company's employees have no union affiliations and the Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES

NORTH AMERICAN AUTOMOTIVE FINANCE

     The Company's headquarters are located at 25505 West Twelve Mile Road, Southfield, Michigan 48034. The Company purchased the office building in 1993, which it financed in part by a loan secured by a mortgage on the building. The office building includes approximately 118,000 square feet of space on five floors. The Company occupies approximately 56,000 square feet of the building, with most of the remainder of the building leased to various tenants. The Company plans to continue to lease excess space in the building until such time as the Company's expansion needs require it to occupy additional space.

U.K./IRELAND AUTOMOTIVE FINANCE

     The Company leases an office building in Worthing, West Sussex, in the United Kingdom, which is the headquarters for the Company's United Kingdom operations. The Company occupies approximately 10,000 square feet of the building under a lease expiring in September 2007.

OTHER

     The Company leases an office building in Norcross, Georgia which houses the Company's credit reporting services subsidiary. The office building includes approximately 13,300 square feet of space on one floor. The lease expires in December 2003.

     The Company plans to sell a vacant office building in Norcross, Georgia which previously housed the Company's credit reporting services subsidiary. The office building includes approximately 4,100 square feet of space on two floors.

     The Company's auction services subsidiary leases a 13,400 square foot building and 35 acres of land in the Township of East Hanover, Pennsylvania and leases a 17,000 square foot building and five acres of land in North Charleston, South Carolina. The lease on the Pennsylvania property expires in June 1999, and the Company has an option to buy the land and building. The lease on the South Carolina property expires in March 2000.

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of business and as a result of the consumer-oriented nature of the industry in which the Company operates, industry participants are frequently subject to various consumer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth in lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations. The Company, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. Many of these cases are filed as purported class actions and seek damages in large dollar amounts.

     The Company is currently a defendant in a class action proceeding commenced on October 15, 1996 in the United States District Court for the Western District of Missouri seeking money damages resulting for alleged violations of a number of state and federal consumer protection laws (the "Missouri Litigation"). On October 9, 1997, the Court certified two classes on the claims brought against the Company. On August 4, 1998, the Court granted partial summary judgment on liability in favor of the plaintiffs based upon the Court's finding of certain violations but denied summary judgment on certain other claims. The Court also entered a number of permanent injunctions, which among other things, restrain the Company from collecting the amounts found to be uncollectible. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable as of right, the Company has appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit and the Company believes that its appeal has substantial merit. Plaintiffs have filed a cross appeal. A trial on the remaining claims, as well as on damages, is not expected to be scheduled until after the appeal has been concluded. Should the Company's appeal be unsuccessful, the potential damages could have a material adverse impact on the Company's financial position, liquidity and results of operations.

     During the first quarter of 1998, several putative class action complaints were filed against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of Michigan seeking money damages for alleged violations of the federal securities laws. On August 14, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases, was filed. The Complaint generally alleges that the Company's financial statements issued during the period August 14, 1995 through October 22, 1997 did not accurately reflect the Company's true financial condition and results of operations because such reported results failed to be in accordance with generally accepted accounting principles and that such results contained material accounting irregularities in that they failed to reflect adequate reserves for credit losses. The Complaint further alleges that the Company issued public statements during the alleged class period which fraudulently created the impression that the Company's accounting practices were proper. The Company intends to vigorously defend this action and, while management believes that meritorious defenses exist and has filed a motion to dismiss the Complaint, the ultimate disposition of this litigation could have a material adverse impact on the Company's financial position, liquidity and results of operations.

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

                                    PART II

ITEM 5. MARKET PRICE AND DIVIDEND INFORMATION

     The Company's Common Stock is traded on The Nasdaq Stock Market(R) under the symbol CACC. The high and low sale prices for the Common Stock for each quarter during the two year period ending December 31, 1998 as reported by the National Association of Securities Dealers, Inc., are set forth in the following table.

                                                         1997               1998
                                                   ----------------    ---------------
QUARTER ENDED                                       HIGH      LOW       HIGH      LOW
-------------                                      ------    ------    ------    -----
March 31.......................................    $26.00    $17.00    $ 9.63    $5.25
June 30........................................     18.50      9.38     12.38     8.38
September 30...................................     16.88     11.25      9.19     5.56
December 31....................................     13.63      2.50      7.75     4.63

     As of December 31, 1998, the approximate number of beneficial holders and shareholders of record of the Common Stock was 4,500 based upon securities position listings furnished to the Company.

     Other than the dividend paid in connection with the Company's conversion from S corporation status to C corporation status during 1992, the Company has never paid and has no present plans to pay any cash dividends on its Common Stock. The Company intends to retain its earnings to finance the growth and development of its business. The Company's credit agreements contain certain covenants which prohibit the payment of dividends under certain circumstances and other covenants pertaining to the Company's tangible net worth which may indirectly limit the payment of dividends on Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The selected income statement and balance sheet data presented below for and as of each of the five years ended December 31, 1998 are derived from the Company's audited consolidated financial statements. The selected financial data presented below as of December 31, 1997 and 1998 and for the years ended December 31, 1996, 1997 and 1998 should be read in conjunction with the Company's consolidated audited financial statements and notes thereto and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Report.

                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          1994         1995         1996         1997         1998
                                       ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA:
Revenue:
  Finance charges....................  $   44,550   $   66,276   $   92,944   $  117,020   $   98,007
  Premiums earned....................       3,756        6,504        9,653       11,304       10,904
  Dealer enrollment fees.............       1,950        2,810        5,028        7,313        3,614
  Gain on sale of Advance
     receivables, net................          --           --           --           --          685
  Other income.......................       4,219        9,491       16,309       28,598       29,139
                                       ----------   ----------   ----------   ----------   ----------
       Total revenue.................      54,475       85,081      123,934      164,235      142,349
                                       ----------   ----------   ----------   ----------   ----------
Costs and Expenses:
  Operating expenses.................      15,045       21,716       30,627       45,911       59,004
  Provision for credit losses........       3,603        7,066       13,071       85,472       16,405
  Provision for claims...............       1,582        1,964        3,060        3,911        3,734
  Interest...........................       2,651        8,785       13,568       27,597       25,565
                                       ----------   ----------   ----------   ----------   ----------
       Total costs and expenses......      22,881       39,531       60,326      162,891      104,708
                                       ----------   ----------   ----------   ----------   ----------
Operating income.....................      31,594       45,550       63,608        1,344       37,641
  Foreign exchange gain (loss).......          --          (57)          27          (41)        (116)
                                       ----------   ----------   ----------   ----------   ----------
Income before income taxes...........      31,594       45,493       63,635        1,303       37,525
  Provision (credit) for income
     taxes...........................      11,024       15,921       22,126         (234)      12,559
                                       ----------   ----------   ----------   ----------   ----------
Net income...........................  $   20,570   $   29,572   $   41,509   $    1,537   $   24,966
                                       ==========   ==========   ==========   ==========   ==========
Net income per common share(A):
  Basic..............................  $      .50   $      .70   $      .91   $      .03   $      .54
                                       ==========   ==========   ==========   ==========   ==========
  Diluted............................  $      .49   $      .68   $      .89   $      .03   $      .53
                                       ==========   ==========   ==========   ==========   ==========
Weighted average shares
  outstanding(A):
  Basic..............................  41,270,984   42,385,262   45,605,159   46,081,804   46,190,208
  Diluted............................  42,316,105   43,527,770   46,623,655   46,754,713   46,960,290
BALANCE SHEET DATA:
Installment contracts receivable,
  net................................  $  402,379   $  652,452   $1,029,951   $1,036,699   $  664,693
Floor plan receivables...............       7,115       13,249       15,493       19,800       14,071
Notes receivables....................       2,459        3,232        2,663        1,231        2,278
All other assets.....................      13,953       17,507       26,311       57,880       70,887
                                       ----------   ----------   ----------   ----------   ----------
       Total assets..................  $  425,906   $  686,440   $1,074,418   $1,115,610   $  751,929
                                       ==========   ==========   ==========   ==========   ==========
Dealer holdbacks, net................  $  251,997   $  363,519   $  496,434   $  439,554   $  222,275
Total debt...........................      79,652       95,780      288,899      391,666      218,798
Other liabilities....................      18,517       28,166       42,942       35,399       34,593
                                       ----------   ----------   ----------   ----------   ----------
       Total liabilities.............     350,166      487,465      828,275      866,619      475,666
Shareholders' equity(B)..............      75,740      198,975      246,143      248,991      276,263
                                       ----------   ----------   ----------   ----------   ----------
  Total liabilities and shareholders'
     equity..........................  $  425,906   $  686,440   $1,074,418   $1,115,610   $  751,929
                                       ==========   ==========   ==========   ==========   ==========

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

     The Company's relationship with a dealer is defined by: (i) the servicing agreement which sets forth the terms and conditions associated with the Company's acceptance of a contract from a dealer; and (ii) the contract, which is a retail installment sales contract between a dealer and a purchaser of a used vehicle, providing for payment over a specified term. The dealer assigns title to the contract and the security interest in the vehicle to the Company. Thereafter, the rights and obligations of the Company and the dealer are defined by the servicing agreement, which provides that a contract is assigned to the Company as nominee for the dealer for purposes of administration, servicing and collection of the amount due under the assigned contract, as well as for security purposes. The Company takes title to the contract as nominee and records the gross amount of the contract as a gross installment contract receivable and the amount of its "servicing fee" (see below) as an unearned finance charge which, for balance sheet purposes, is netted from the gross amount of the contract. The Company records the remaining portion of the contract (the gross amount of the contract less the unearned finance charge) as a "dealer holdback". For balance sheet purposes, dealer holdbacks are shown net of any Advances made by the Company to the dealer in connection with accepting the assignment of a contract.

     The Company's program allows dealers to establish the interest rate on contracts, which typically is the maximum rate allowable by the state or country in which the dealer is doing business. As the majority of the Company's revenue is derived from the servicing fee it receives on the gross amount due under the contract (typically 20% of the principal and interest), the Company's revenues from servicing fees are not materially impacted by changes in interest rates. The Company's revenue is principally dependent upon the gross value of contracts accepted, which is determined by the number of contracts accepted and the amount of the average contract. The contracts assigned to the Company are: (i) secured by the related vehicle; and (ii) short-term in duration (generally maturing in 24 to 36 months, with an initial average maturity of approximately 31 months). The interest rates charged on floor plan financing typically range from 12% to 18% per annum and interest rates charged on secured working capital loans are typically prime plus 4%.

     The Company's subsidiaries provide additional services to dealers. One such subsidiary is primarily engaged in the business of reinsuring credit life and disability insurance policies issued to borrowers under contracts originated by dealers. Credit life and disability insurance premiums are ceded to the subsidiary on both an earned and written basis and are earned over the life of the contracts using pro rata and sum-of-digits methods. Another subsidiary administers short-term limited extended service contracts offered by dealers. In connection therewith, the subsidiary bears the risk of loss for any repairs covered under the service contract. Revenue is recognized on a straight-line basis over the life of the service contracts. In addition, the subsidiary has relationships with third party service contract providers which pay the subsidiary a fee on service contracts included on installment contracts financed through participating dealers. The subsidiary does not bear the risk of loss for covered claims on these third party service contracts. The income from the non-refundable fee is recognized upon acceptance of the installment contract. A third subsidiary is engaged in the business of reinsuring collateral protection insurance coverage issued to borrowers under contracts originated by dealers. Premiums are ceded to the subsidiary on both an earned and written basis and are earned over the life of the contracts using pro rata and sum-of-digits methods. In addition, the Company's credit reporting subsidiary provides credit information and consumer reports to companies servicing the Non-Prime consumer market. Furthermore, the Company's auction service subsidiary provides vehicle suppliers with a full range of services to process and sell vehicles to buyers at the auctions.

RESULTS OF OPERATIONS

     The following table sets forth the percent relationship of certain items to total revenue for the periods indicated.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                             -----------------------
                PERCENT OF TOTAL REVENUES                    1996     1997     1998
                -------------------------                    -----    -----    -----
Finance charges..........................................     75.0%    71.2%    68.9%
Premiums earned..........................................      7.7      6.9      7.7
Dealer enrollment fees...................................      4.1      4.5      2.5
Gain on sale of Advance receivables, net.................       --       --      0.5
Other income.............................................     13.2     17.4     20.4
                                                             -----    -----    -----
Total revenue............................................    100.0    100.0    100.0
                                                             -----    -----    -----
Operating expenses.......................................     24.6     28.0     41.5
Provision for credit losses..............................     10.5     52.0     11.5
Provision for claims.....................................      2.5      2.4      2.6
Interest.................................................     10.9     16.8     18.0
                                                             -----    -----    -----
  Total costs and expenses...............................     48.5     99.2     73.6
                                                             -----    -----    -----
Operating income.........................................     51.5      0.8     26.4
  Foreign exchange loss..................................       --       --     (0.1)
                                                             -----    -----    -----
Income before income taxes...............................     51.5      0.8     26.3
  Provision (credit) for income taxes....................     18.0     (0.1)     8.8
                                                             -----    -----    -----
Net income...............................................     33.5%     0.9%    17.5%
                                                             =====    =====    =====

     Year Ended December 31, 1997 Compared To Year Ended December 31, 1998

     Total Revenue. Total revenue decreased from $164.2 million in 1997 to $142.3 million in 1998, a decrease of $21.9 million or 13.3%. This decrease was primarily due to the decrease in finance charge revenue resulting from a decrease in the average installment contracts receivable balance. The decrease in gross installment contracts receivable is primarily the result of collections on and charge offs of installment contracts exceeding contract originations for the period. The Company's volume of contract originations decreased in the fourth quarter of 1997 and in 1998 as the Company has implemented more conservative Advance programs and has limited business with marginally profitable and unprofitable dealers. These changes were made primarily as a result of the Company's enhanced analysis made possible by the Company's loan servicing system which became operational in the third quarter of 1997. Based on this review of dealer profitability, the Company has discontinued relationships with certain dealers and continues to monitor its relationships with dealers and make adjustments to these relationships as required. It is expected that the volume of contract originations will continue at lower levels than those experienced prior to the implementation of these changes.

     The average yield on the Company's installment contract portfolio, calculated using finance charge revenue divided by average installment contracts receivable, was approximately 10.4% and 11.4% in 1997 and 1998, respectively. The increase in the average yield is due to a decrease in the percentage of installment contracts which were in non-accrual status as well as improvements in collection levels on non-accrual installment contracts. The percentage of installment contracts which were in non-accrual status was 37.6% and 32.4% as of December 31, 1997 and 1998, respectively.

     Premiums earned increased, as a percentage of total revenue, from 6.9% in 1997 to 7.7% in 1998. Premiums on the Company's service contract program are earned on a straight-line basis over the life of the service contracts. Premiums reinsured under the Company's credit life and collateral protection insurance programs are earned over the life of the contracts using the pro rata and sum-of-digits methods. As a result of these revenue recognition methods, premiums earned decreased at a slower rate than the decrease in finance charges. In addition, the increase is due to an increase in the penetration rate on the Company's service contract and credit life insurance programs.

     Earned dealer enrollment fees decreased, as a percentage of total revenue, from 4.5% to 2.5% for the years ended 1997 and 1998, respectively. The decrease is due to a decline in the number of new dealers enrolling in the Company's financing program. The Company has become more selective with respect to the enrollment of new dealers in an effort to improve the performance of its portfolio of installment contracts receivable.

     In July 1998, the Company recognized a net gain on sale of advance receivables of approximately $685,000. The gain resulted from the securitization of dealer Advances having a carrying value of approximately $56 million. See "Liquidity and Capital Resources". The gain represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company's carrying amount of the dealers Advances, plus the present value of the estimated cash flows to be received by the Company. In determining the gain on sale of receivables, the Company assumed an excess cash flow discount rate of 15%, cumulative credit losses of 14% and an interest rate on the underlying debt of 7.5%. The present value of such estimated excess cash flows has been recorded by the Company as a retained interest in securitization of $13.2 million as of December 31, 1998. The installment contracts supporting the dealer Advances include contracts with origination dates ranging from July 1990 to June 1998, with a weighted average age of 15 months. The amount of such contracts included on the Company's balance sheet as of June 30, 1998 was $98.6 million, of which $43.8 million was in non-accrual status. In addition, the Advances are supported by installment contracts which had been previously written off for financial statement purposes. The excess cash flows result from the amount by which projected collections on the installment contracts exceeds i) the principal and interest to be paid on the commercial paper and ii) the amount of dealer holdback due to dealers.

     In the securitization, the Company retained servicing responsibilities and subordinated interests. The Company receives monthly servicing fees of 4% of the collections on the installment contracts receivable, and rights to future cash flows arising after the investors in the commercial paper received the return for which they are contracted. The investors have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are generally restricted until investors have been fully paid and are subordinate to investors' interests. Their value is subject to substantial credit and interest rate risk and the timing of projected collections on the transferred financial assets.

     Other income increased, as a percent of total revenue, from 17.4% in 1997 to 20.4% in 1998. The increase is primarily due to i) revenues from the Company's auction services business which the Company began operating in June 1998; ii) an increase in revenues from the Company's credit reporting subsidiary and iii) servicing fees and interest earned on the retained interest in securitization resulting from the Company's securitization of advance receivables in July 1998. The increase is offset by a decrease in fees earned on third party service contract products offered by dealers on installment contracts, as the volume of this business has declined proportionately with the decline in contract originations.

     Operating Expenses. Operating expenses, as a percent of total revenue, increased from 28.0% in 1997 to 41.5% in 1998. Operating expenses consist primarily of salaries and wages, general and administrative, and sales and marketing expenses.

     The increase for the period is due in part to an increase in salaries and wages. Salaries and wages increased due to i) increases in the Company's average wage rates necessary to attract and retain quality personnel; ii) the Company's purchase of the auction services business in June 1998; iii) information technology personnel added to maintain the Company's new computer systems and applications and; iv) severance compensation paid to or accrued for an executive who terminated employment in 1998.

     A portion of management personnel compensation paid by the Company is charged to a company controlled by the Company's Chairman (the "Affiliated Company"), based upon the percentage of time spent working for the Affiliated Company. The Company charged the Affiliated Company approximately $208,000 and $226,000 in 1997 and 1998, respectively. Shared employees devote between 30% and 90% of their time to the Company, depending on their responsibilities. The Company believes that the amounts charged by the Company are representative of the respective employees' activities.

     In addition, the increase in operating expenses is due to an increase in general and administrative expenses. These expenses were higher in 1998 primarily due to increases in i) legal fees and settlement provisions resulting from an increase in the frequency and magnitude of litigation against the Company (See Item 3. "Legal Proceedings"); ii) depreciation and amortization primarily resulting from the addition of new computer systems in 1997 and; iii) audit fees charged by the Company's independent auditors. Also, the increase results from general and administrative expenses at the Company's auction services subsidiary.

     Provision for Credit Losses. The amount provided for credit losses, as a percent of total revenue, decreased from 52.0% in 1997 to 11.5% in 1998. The provision for the year ended December 31, 1997 included a charge recorded to reflect the enhancements in the Company's methodology for estimating its reserve for Advances made possible by a new loan servicing system implemented by the Company. Utilizing the new information made available upon the successful implementation of this new system, the Company undertook an extensive review of its exposure related to dealer Advances using a static pool analysis on a per dealer basis. In order to reflect the impact of this analysis on the Company's Advance reserve, additional provisions were recorded in 1997.

     The provision for credit losses consists of two components: i) a provision for loan losses for the earned but unpaid servicing fees or finance charges recognized on contractually delinquent installment contracts and ii) a provision for losses on Advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio. The decreases were primarily due to lower provisions needed for Advance losses, based on the Company's static pool analysis. Advance balances are continually reviewed by management utilizing the Company's loan servicing system which allows management to estimate future collections for each dealer pool using historical loss experience and a dealer by dealer static pool analysis. In addition, the decreases were also due to lower provisions needed for loan losses primarily resulting from a decrease in the percent of non-accrual installment contracts receivable, which were 37.6% and 32.4% of gross receivables as of December 31, 1997 and 1998, respectively.

     Provision for Claims. The amount provided for insurance and service contract claims, as a percent of total revenue, was 2.4% and 2.6% in 1997 and 1998, respectively. The increase corresponds with the increase, as a percent of total revenue, in premiums earned from 6.9% in 1997 to 7.7% in 1998.

     The Company has established claims reserves on accumulated estimates of claims reported but unpaid plus estimates of incurred but unreported claims. The Company believes the reserves are adequate to cover future claims associated with the programs.

     Interest Expense. Interest expense, as a percent of total revenue, increased from 16.8% in 1997 to 18.0% in 1998. Total interest expense decreased from $27.6 million in 1997 to $25.6 million in 1998. The $2.0 million decrease in interest expense for 1998 is primarily the result of a decrease in the amount of average outstanding borrowings, which resulted from i) the positive cash flow generated primarily from collections on installment contracts receivable exceeding cash Advances to dealers and payments of dealer holdbacks and ii) $49.3 million raised in July 1998 from the securitization of advance receivables. The decrease for 1998 was partially offset by higher average interest rates during the year. The increase in the average interest rate is primarily the result of increases in the Company's Eurocurrency-based borrowing and facility fee margins under its credit agreement with a commercial bank syndicate, due to the downgrade of the Company's credit rating with Moody's Investor Service from Baa3 to Ba2, and with Standard and Poor's from BBB- to BB effective October 22, 1997, and a further downgrade by Moody's Investor Service on June 24, 1998 from Ba2 to Ba3. Additionally, the increase in the average interest rate is due to increases in the interest rate on outstanding borrowings under the Company's note purchase agreements resulting from amendments due to the Company's securitization of advance receivables.

     Operating Income. As a result of the aforementioned factors, operating income increased from $1.3 million in 1997 to $37.6 million in 1998, a increase of $36.3 million.

     Foreign Exchange Loss. The Company incurred a foreign exchange loss of $41,000 and $116,000 in 1997 and 1998, respectively. The losses were the result of exchange rate fluctuations between the U.S. dollar and foreign currency on unhedged intercompany balances between the Company and subsidiaries which operate outside the United States.

     Provision (Credit) for Income Taxes. The provision (credit) for income taxes increased from ($0.2) million in 1997 to $12.6 million in 1998. The increase is due to higher pretax profits in 1998. For 1998, the effective tax rate was 33.5%. The Company provides income taxes on its foreign earnings at the statutory rate in effect for the applicable country where such earnings arise. The principal foreign earnings of the Company arise from its operations in the United Kingdom, where the statutory rate is lower than the U.S. statutory tax rate.

     Year Ended December 31, 1996 Compared To Year Ended December 31, 1997

     Total Revenue. Total revenue increased from $123.9 million in 1996 to $164.2 million in 1997, an increase of $40.3 million or 32.5%. This increase was primarily due to the increase in finance charge revenue resulting from an increase in the average installment contracts receivable balance. The increase in gross installment contracts receivable was primarily the result of contract originations for the period exceeding the sum of collections on installment contracts and charge offs of installment contracts for the period.

     The average yield on the Company's portfolio, calculated using finance charge revenue divided by average net installment contracts receivable, was approximately 10.9% and 11.2% in 1996 and 1997, respectively. The increase in the average yield principally resulted from the Company changing its accounting policy relating to the write-off of installment contracts receivable. The revised policy requires write-off of delinquent installment contracts receivable at nine months on a recency basis compared to one year under the old policy. This change was partially offset by an increase in the percent of non-accrual installment contracts (which were 34.1% and 37.6% of contracts as of December 31, 1996 and 1997, respectively). The increase in the percent of non-accrual contracts was principally due to a change in the Company's non-accrual policy in 1997 to 90 days measured on a recency basis from 120 days measured on a contractual basis, as well as a maturing of the installment contract receivable portfolio due to lower origination growth. The Company implemented the change in the non-accrual policy in an effort to more quickly identify unprofitable dealer relationships.

     Also contributing to the increase in total revenue was vehicle service contract fees and other income which increased as a percent of total revenue from 13.2% in 1996 to 17.4% in 1997. This increase was primarily due to fees earned from the sale of third party service contract and credit life products offered by dealers, which increased from $6.5 million in 1996 to $15.8 million in 1997, and an increase in interest earned on floor plan financing which resulted from increased floor plan balances in 1997. Earned dealer enrollment fees increased, as a percent of total revenue, from 4.1% in 1996 to 4.5% in 1997. This increase was due to the continued increase in the number of new dealers enrolling in the Company's financing program, particularly during 1996, as these fees are deferred and amortized over the estimated repayment term of the outstanding dealer Advance. Premiums earned decreased, as a percent of total revenue, from 7.7% in 1996 to 6.9% in 1997. This decrease was primarily the result of decreases, as a percent of total revenue, in premiums reinsured under the Company's service contract and credit life insurance programs.

     Operating Expenses. Operating Expenses, as a percentage of total revenue, increased from 24.6% in 1996 to 28.0% in 1997. Operating expenses consist primarily of salaries and wages, general and administrative, and sales and marketing.

     The increase for the period was due in part to an increase in salaries and wages expense. Salaries and wages increased due to increases in employee headcount, particularly collection personnel added to service the Company's larger installment contract portfolio. To a lesser extent, the increase is due to increases in the Company's average wage rates.

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

     In addition, the increase in operating expenses was due to an increase in general and administrative expenses. These expenses were higher in 1997 primarily due to: (i) an increase in depreciation and amortization resulting from the addition of new computer systems which became operational in 1997 and
(ii) an increase in legal expenses resulting from the increase in the frequency and severity of litigation in 1997. In addition, this increase was due to the $500,000 write-off of computer software in 1997 no longer used in the Company's operations.

     To a lesser extent, the increase in the operating expense was due to an increase in the sales and marketing expenses. The increase corresponds with the increase in earned dealer enrollment fees, as the sales commissions paid for dealer enrollments are deferred and amortized to expense over the estimated repayment term of the outstanding dealer Advance. In addition, the increase was also the result of increases in advertising and other promotions in 1997.

     Provision for Credit Losses. The amount provided for credit losses, as a percent of total revenue, increased from 10.5% in 1996 to 52.0% in 1997. This increase was primarily the result of a charge recorded to reflect the enhancements in the Company's methodology for estimating its reserve for Advances made possible by a new loan servicing system implemented by the Company. Utilizing the new information made available upon the successful implementation of this new system, the Company undertook an extensive review of its exposure related to dealer Advances using a static pool analysis on a per dealer basis. In order to reflect the impact of this analysis on the Company's Advance reserve additional provisions were recorded in 1997.

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

     Interest Expense. Interest expense, as a percent of total revenue, increased from 10.9% in 1996 to 16.8% in 1997. This increase was a result of an increase in the amount of average outstanding borrowings. To a lesser extent, interest expense increased due to a higher average interest rate. The increase in the average interest rate is primarily the result of the sale of $71.75 million in senior notes, at a fixed rate of interest, in March 1997. The increase was also attributable to the downgrade of the Company's credit rating with Moody's Investor Service from Baa3 to Ba2 and with Standard and Poor's from BBB- to BB effective October 22, 1997. As a result of these downgrades, the Company's Eurocurrency-based borrowing margins under the $250 million credit agreement were increased from 82.5 basis points to 120 basis points in accordance with the terms of the credit agreement.

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

     Provision (Credit) for Income Taxes. The provision (credit) for income taxes decreased from $22.1 million in 1996 to ($0.2) million in 1997. The decrease was due to lower pretax profits in 1997.

CREDIT LOSS POLICY AND EXPERIENCE

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

     The following table sets forth information relating to charge offs, the allowance for credit losses, the reserve on Advances, and dealer holdbacks. 1998 and 1997 charge offs are based on nine month recency method; 1996 charge offs are based on one year recency method.

                                                         (DOLLARS IN THOUSANDS)
                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------
                                                      1996        1997        1998
                                                    --------    --------    --------
Provision for credit losses -- installment
  contracts.....................................    $  7,222    $ 11,072    $  3,432
Provision for credit losses -- Advances.........       5,849      74,400      12,973
Charged against dealer holdbacks................     103,497     374,646     359,846
Charged against unearned finance charges........      23,045      82,748      81,632
Charged against allowance for credit losses.....       2,863      10,138       8,392
                                                    --------    --------    --------
Total contracts charged off.....................    $129,405    $467,532    $449,870
                                                    ========    ========    ========
Net charge off against the reserve on
  Advances......................................    $    444    $ 71,391    $  9,744
                                                    ========    ========    ========

                                                                 AS OF DECEMBER 31,
                                                                --------------------
CREDIT RATIOS                                                   1996    1997    1998
-------------                                                   ----    ----    ----
Allowance for credit losses as a percent of gross
  installment contracts receivable..........................     1.0%    1.0%    0.9%
Reserve on Advances as a percent of Advances................     1.7%    2.8%    4.6%
Gross dealer holdbacks as a percent of gross installment
  contracts receivable......................................    79.8%   79.9%   79.8%

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal need for capital is to fund cash Advances made to dealers in connection with the acceptance of installment contracts and for the payment of dealer holdbacks to dealers who have repaid their Advance balances. These cash outflows to dealers decreased from $520.6 million in 1997 to $290.6 million in 1998. These amounts have historically been funded from cash collections on installment contracts, cash provided by operating activities and draws under the Company's credit agreements. During 1998, the Company paid down approximately $133.7 million on its credit agreements and repaid $39.0 million on its outstanding senior notes. The positive cash flow during 1998 is primarily a result of collections on installment contracts receivable exceeding cash Advances to dealers and payments of dealer holdbacks. In addition, the Company raised approximately $49.3 million through the securitization of dealer Advances during the third quarter of 1998. To a lesser extent, the positive cash flow is a result of refunds received from the overpayment of 1997 U.S. federal income taxes. During the fourth quarter of 1997 and in 1998, the Company implemented more conservative Advance programs and reduced business with marginally profitable and unprofitable dealers in order to improve the performance of its portfolio of installment contracts. These changes have resulted in reduced levels of originations and cash Advances to dealers in the fourth quarter of 1997 and in 1998, a trend which is expected to continue in future periods. To the extent that this trend continues, the Company could continue to experience a decrease in its need for capital in future periods.

     The Company has a $125 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 15, 1999 and is subject to annual extensions for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The agreement provides that interest is payable at the Eurocurrency rate plus 140 basis points, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to six months. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt-to-equity, debt to Advances, debt to gross installment contracts receivable, Advances to installment contracts receivable, fixed charges to net income, limits on the Company's investment in its foreign subsidiaries and requirements that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured through a lien on most of the Company's assets on an equal and ratable basis with the Company's senior notes. As of December 31, 1998, there was approximately $79.0 million outstanding under this facility.

     In July, 1998, the Company completed a $50 million securitization of advance receivables. Pursuant to this transaction, the Company contributed dealer Advances having a carrying amount of approximately $56 million and received approximately $49.3 million in financing from an institutional investor. The financing, which is nonrecourse to the Company, bears interest at a floating rate equal to the thirty day commercial paper rate plus 1% with a maximum of 7.5% and is anticipated to fully amortize within thirty months. The Company receives a monthly servicing fee equal to 4% of the collections of the contributed installment contracts receivable. Except for the servicing fee, the Company will not receive any portion of collections on the installment contracts receivable until the underlying indebtedness has been repaid in full. The proceeds of the securitization were used to reduce indebtedness under the Company's credit agreement.

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

     As the Company's $125 million credit facility expires on June 15, 1999, the Company will be required to renew the facility or refinance any amounts outstanding under this facility on or before such date. As of March 24, 1999, there was approximately $48.0 million outstanding under this facility. In addition, in 1999, the Company will have $42.2 million of principal maturing on its senior notes and $3.5 million maturing on a mortgage loan. The Company believes that the $125 million credit facility will be renewed with similar terms and a similar commitment amount and that the mortgage loan will be refinanced.

     Pending the appeal of the Missouri Litigation, the Company may be required to post a bond or letter of credit, which would reduce availability under the Company's credit agreement. Based upon anticipated cash flows, management believes that amounts available under its credit agreement, cash flow from operations and various financing alternatives available will provide sufficient financing for current debt maturities and for future operations. Failure to complete the refinancing or failure to obtain other financing alternatives may have a material adverse effect on the Company's operations.

MARKET RISK

     The market risk discussion and the estimated amounts generated from the analysis that follows are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially due to changes in the Company's product and debt mix and developments in the financial markets.

     The Company is exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. The Company believes that it takes the necessary steps to appropriately reduce the potential impact of interest rate and foreign exchange exposures on the Company's financial position and operating performance.

     Interest Rate Risk. The Company requires substantial amounts of cash to fund cash Advances to dealers in connection with the acceptance of installment contracts. The Company relies on various sources of financing to assist in funding its operations, some of which is at floating rates of interest and exposes the Company to risks associated with increases in interest rates. The Company manages such risk by converting portions of its floating rate debt to long-term fixed rates on a periodic basis, as deemed necessary.

     As of December 31, 1998, the Company had $ 79.1 million of floating rate debt outstanding. For every 1% increase in interest rates, annual after-tax earnings would decrease by approximately $500,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

     Foreign Currency Risk. The Company is exposed to foreign currency risk from the possibility of changes in foreign exchange rates that could have a negative impact on earnings or asset and liability values from operations in foreign countries. The Company's most significant foreign currency exposure relates to the United Kingdom. It is the Company's policy to borrow and lend in local currencies to mitigate such risks. For an immediate, hypothetical 10% decrease in quoted foreign currency exchange rates, annual after tax earnings would have declined by approximately $700,000 at December 31, 1998. The potential loss in net asset values from such a decrease would be approximately $6 million as of December 31, 1998. Immediate changes in interest rates and foreign currency exchange rates discussed in the proceeding paragraphs are hypothetical rate scenarios, used to calibrate risk, and do not currently represent management's view of future market developments.

YEAR 2000 UPDATE

     The year 2000 issue is the result of computer programs and microprocessors using two digits rather than four to define the applicable year (the "Year 2000 Issue"). Such programs or microprocessors may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations. If the Company or third parties with which it has a significant relationship fail to make necessary modifications, conversions and contingency plans on a timely basis, the Year 2000 Issue could have a material adverse effect on the Company's business, financial condition and results of operations. However, the effect cannot be quantified at this time because the Company cannot accurately estimate the magnitude, duration or ultimate impact of noncompliance by its systems or those of vendors and other third parties. The Company believes that its competitors face a similar risk. Although the risk is not presently quantifiable, the following disclosure is intended to summarize the Company's actions to minimize its risk from the Year 2000 Issue. Programs that will operate in the year 2000 unaffected by the change in year from 1999 to 2000 are referred to herein as "year 2000 compliant."

     State of Readiness. The Company employs three major computer systems in its U.S. Operations: (i) the Application and Contract System (ACS) which is used from the time a dealer faxes an application to the Company until the contract is received and funded, (ii) the Loan Servicing System (LSS) which contains all loan and payment information and is the primary source for management information reporting, and (iii) the Collection System (CS) which is used by the Company's collections personnel to track and service all active customer accounts. The ACS and LSS went into production in 1997 and were developed by the Company in Oracle 7.3 and Oracle Forms 4.5 which are year 2000 compliant. The CS is a third party software package which has been upgraded to be year 2000 compliant.

     The Company employs one major computer system in its United Kingdom operations which is a third party software package. The vendor has certified to the Company that the system is year 2000 compliant. The Company has finished testing on this system as well as all other mission critical systems to ensure year 2000 compliance. All non-mission critical systems are anticipated to be year 2000 compliant by June 30, 1999.

     The Company has completed a comprehensive inventory of all other computer hardware, software, third party vendors and other non-information technology systems. All items identified were prioritized and assigned to a responsible party to investigate and ensure that the item becomes year 2000 compliant by the end of 1999. While modifications and testing of all mission critical and non-mission critical systems is substantially complete, these systems will undergo additional testing in 1999.

     Costs. The Company expects that all software installations or other modifications will be expensed as incurred, while the cost for new software will be capitalized and amortized over the software's useful life. At this time, the Company anticipates spending no more than $50,000 in its efforts to become year 2000 compliant, of which approximately $25,000 has been spent to date. Estimates of time, cost and risks are based on currently available information. Developments that could affect estimates include, without limitation, the availability of trained personnel, the ability to locate and correct all non-compliant systems, cooperation and remediation success of third parties material to the Company, and the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or third parties.

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

     Contingency Plans. Contingency planning is an integral part of the Company's year 2000 readiness project. The Company has and is continuing to develop contingency plans, which document the processes necessary to maintain critical business functions should a significant third party system or mission critical internal system fail. These contingency plans generally include the repair of existing systems and, in some instances, the use of alternative systems or procedures.

     The disclosure in this section contains information regarding Year 2000 readiness which constitutes "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements".

FORWARD-LOOKING STATEMENTS

     The foregoing discussion and analysis contains a number of forward looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended with respect to expectations for future periods which are subject to various risks and uncertainties. The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including forms 8-K, 10-Q, and 10-K, and include, among others, competition from traditional financing sources and from non-traditional lenders, availability of funding at competitive rates of interest, adverse changes in applicable laws and regulations, adverse changes in economic conditions, year 2000 compliance by the Company or third parties to the Company, adverse changes in the automobile or finance industries or in the non-prime consumer finance market, the Company's ability to maintain or increase the volume of installment contracts accepted and historical collection rates and the Company's ability to complete various financing alternatives.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by Item 7A is incorporated by reference from the information in Item 7 under the caption "Market Risk" in this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Credit Acceptance Corporation:

     We have audited the accompanying consolidated balance sheet of Credit Acceptance Corporation and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such 1998 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Detroit, Michigan
January 27, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Credit Acceptance Corporation:

     We have audited the accompanying consolidated balance sheet of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Acceptance Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Detroit, Michigan
February 2, 1998

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          CONSOLIDATED BALANCE SHEETS

                                                                (DOLLARS IN THOUSANDS)
                                                                     DECEMBER 31,
                                                                ----------------------
                                                                   1997         1998
                                                                ----------    --------
                                       ASSETS:
  Cash and cash equivalents.................................    $      349    $ 13,775
  Investments -- held to maturity...........................         9,973      10,191
  Installment contracts receivable..........................     1,049,818     671,768
  Allowance for credit losses...............................       (13,119)     (7,075)
                                                                ----------    --------
     Installment contracts receivable, net..................     1,036,699     664,693
                                                                ----------    --------
  Floor plan receivables:
     Nonaffiliated companies................................         8,137       9,455
     Affiliated companies...................................        11,663       4,616
                                                                ----------    --------
                                                                    19,800      14,071
                                                                ----------    --------
  Notes receivable:
     Nonaffiliated companies................................           700       1,627
     Affiliated companies...................................           531         651
                                                                ----------    --------
                                                                     1,231       2,278
                                                                ----------    --------
  Retained interest in securitization.......................            --      13,229
  Property and equipment, net...............................        20,839      20,627
  Other assets..............................................        26,719      13,065
                                                                ----------    --------
     Total Assets...........................................    $1,115,610    $751,929
                                                                ==========    ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Senior notes..............................................    $  175,150    $136,165
  Lines of credit...........................................       212,717      79,067
  Mortgage loan payable to bank.............................         3,799       3,566
  Income taxes payable......................................            --         776
  Accounts payable and accrued liabilities..................        20,362      22,423
  Deferred dealer enrollment fees, net......................           421         296
  Dealer holdbacks, net.....................................       439,554     222,275
  Deferred income taxes, net................................        14,616      11,098
                                                                ----------    --------
     Total Liabilities......................................       866,619     475,666
                                                                ----------    --------
CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued................................
  Common stock, $.01 par value, 80,000,000 shares
     authorized, 46,113,115 and 46,291,487 shares issued and
     outstanding in 1997 and 1998, respectively.............           461         463
  Paid-in capital...........................................       128,336     129,914
  Retained earnings.........................................       118,023     142,989
  Accumulated other comprehensive income-cumulative
     translation adjustment.................................         2,171       2,897
                                                                ----------    --------
     Total Shareholders' Equity.............................       248,991     276,263
                                                                ----------    --------
     Total Liabilities and Shareholders' Equity.............    $1,115,610    $751,929
                                                                ==========    ========

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                             (DOLLARS IN THOUSANDS, EXCEPT FOR INCOME PER SHARE DATA)
                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                           1996             1997             1998
                                                        -----------      -----------      -----------
REVENUE:
  Finance charges...................................    $    92,944      $   117,020      $    98,007
  Premiums earned...................................          9,653           11,304           10,904
  Dealer enrollment fees............................          5,028            7,313            3,614
  Gain on sale of advance receivables, net..........             --               --              685
  Other income......................................         16,309           28,598           29,139
                                                        -----------      -----------      -----------
     Total revenue..................................        123,934          164,235          142,349
                                                        -----------      -----------      -----------
COSTS AND EXPENSES:
  Operating expenses................................         30,627           45,911           59,004
  Provision for credit losses.......................         13,071           85,472           16,405
  Provision for claims..............................          3,060            3,911            3,734
  Interest..........................................         13,568           27,597           25,565
                                                        -----------      -----------      -----------
     Total costs and expenses.......................         60,326          162,891          104,708
                                                        -----------      -----------      -----------
Operating income....................................         63,608            1,344           37,641
  Foreign exchange gain (loss)......................             27              (41)            (116)
                                                        -----------      -----------      -----------
Income before provision for income taxes............         63,635            1,303           37,525
  Provision (credit) for income taxes...............         22,126             (234)          12,559
                                                        -----------      -----------      -----------
Net income..........................................    $    41,509      $     1,537      $    24,966
                                                        ===========      ===========      ===========
Net income per common share:
  Basic.............................................    $       .91      $       .03      $       .54
                                                        ===========      ===========      ===========
  Diluted...........................................    $       .89      $       .03      $       .53
                                                        ===========      ===========      ===========
Weighted average shares outstanding:
  Basic.............................................     45,605,159       46,081,804       46,190,208
  Diluted...........................................     46,623,655       46,754,713       46,960,290

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                 (DOLLARS IN THOUSANDS)
                                                                                                      ACCUMULATED
                                          TOTAL                                                          OTHER
                                      SHAREHOLDERS'   COMPREHENSIVE   COMMON   PAID-IN    RETAINED   COMPREHENSIVE
                                         EQUITY          INCOME       STOCK    CAPITAL    EARNINGS      INCOME
                                      -------------   -------------   ------   -------    --------   -------------
Balance -- December 31, 1995.......     $198,975                       $455    $123,878   $ 74,977      $  (335)
  Comprehensive income:
    Net income.....................       41,509         $41,509                            41,509
                                                         -------
    Other comprehensive income:
      Foreign currency translation
         adjustment................        4,136           4,136                                          4,136
      Tax on other comprehensive
         income....................                       (1,448)
                                                         -------
      Other comprehensive income...                        2,688
                                                         -------
  Total comprehensive income.......                       44,197
                                                         =======
  Stock options exercised..........        1,528                          1       1,527
  Issuance of 200,000 common shares
    for acquisition of
    subsidiary.....................           (5)                         2          (7)
                                        --------                       ----    --------   --------      -------
Balance -- December 31, 1996.......      246,143                        458     125,398    116,486        3,801
  Comprehensive income:
    Net income.....................        1,537           1,537                             1,537
                                                         -------
    Other comprehensive income:
      Foreign currency translation
         adjustment................       (1,630)         (1,630)                                        (1,630)
      Tax on other comprehensive
         income....................                          570
                                                         -------
    Other comprehensive income.....                       (1,060)
                                                         -------
  Total comprehensive income.......                          477
                                                         =======
  Stock options exercised..........        2,874                          3       2,871
  Dealer stock option plan
    expense........................           67                                     67
                                        --------                       ----    --------   --------      -------
Balance -- December 31, 1997.......      248,991                        461     128,336    118,023        2,171
  Comprehensive income:
    Net income.....................       24,966          24,966                            24,966
                                                         -------
    Other comprehensive income:
      Foreign currency translation
         adjustment................          726             726                                            726
      Tax on other comprehensive
         income....................                         (254)
                                                         -------
      Other comprehensive income...                          472
                                                         -------
  Total comprehensive income.......                      $25,438
                                                         =======
  Stock options exercised..........        1,430                          2       1,428
  Dealer stock option plan
    expense........................          150                                    150
                                        --------                       ----    --------   --------      -------
Balance-- December 31, 1998........     $276,263                       $463    $129,914   $142,989      $ 2,897
                                        ========                       ====    ========   ========      =======

          See accompanying notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (DOLLARS IN THOUSANDS)
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                 1996         1997         1998
                                                               ---------    ---------    ---------
Cash Flows From Operating Activities:
  Net Income...............................................    $  41,509    $   1,537    $  24,966
  Adjustments to reconcile cash provided by operating
     activities --
     Provision (credit) for deferred income taxes..........          964        5,628       (3,518)
     Depreciation..........................................        1,369        2,550        3,793
     Gain on sale of advance receivables, gross............           --           --       (1,261)
     Amortization of retained interest in securitization...           --           --         (951)
     Loss on retirement of property and equipment..........           --          512           --
     Provision for credit losses...........................       13,071       85,472       16,405
     Dealer stock option plan expense......................           --           67          150
  Change in operating assets and liabilities --
     Accounts payable and accrued liabilities..............       10,842       (8,759)       2,061
     Income taxes payable..................................        2,355       (2,569)         776
     Unearned insurance premiums, insurance reserves and
       fees................................................        2,371        1,450         (238)
     Deferred dealer enrollment fees, net..................          615       (1,843)        (125)
     Other assets..........................................         (165)     (21,915)      13,654
                                                               ---------    ---------    ---------
       Net cash provided by operating activities...........       72,931       62,130       55,712
                                                               ---------    ---------    ---------
Cash Flows From Investing Activities:
  Principal collected on installment contracts
     receivable............................................      280,051      370,059      368,873
  Advances to dealers and payments of dealer holdbacks.....     (540,077)    (520,609)    (290,605)
  Net proceeds from sale of advance receivables............           --           --       49,275
  Purchase of investments held to maturity.................       (3,795)      (3,653)        (218)
  Decrease (increase) in floor plan
     receivables -- affiliated companies...................         (815)         140        7,047
  Increase in floor plan receivables -- non-affiliated
     companies.............................................       (1,429)      (4,447)      (1,318)
  Increases in notes receivable -- affiliated companies....         (600)        (363)        (309)
  Decreases in notes receivable -- affiliated companies....          298        1,049          189
  Increases in notes receivable -- non-affiliated
     companies.............................................         (903)        (345)      (1,254)
  Decreases in notes receivable -- non-affiliated
     companies.............................................        1,774        1,091          327
  Issuance of common shares for acquisition................           (5)          --           --
  Purchases of property and equipment......................       (5,985)      (8,943)      (3,581)
                                                               ---------    ---------    ---------
       Net cash provided by (used in) investing
          activities.......................................     (271,486)    (166,021)     128,426
                                                               ---------    ---------    ---------
Cash Flows From Financing Activities:
  Proceeds from sale of senior notes.......................       70,000       71,750           --
  Repayment of senior notes................................       (6,600)     (20,000)     (38,985)
  Net borrowings (repayments) under line of credit
     agreements............................................      129,923       51,235     (133,650)
  Repayment of other debt..................................         (204)        (218)        (233)
  Proceeds from stock options exercised....................        1,528        2,874        1,430
                                                               ---------    ---------    ---------
       Net cash provided by (used in) financing
          activities.......................................      194,647      105,641     (171,438)
                                                               ---------    ---------    ---------
       Effect of exchange rate changes on cash.............        4,136       (1,630)         726
                                                               ---------    ---------    ---------
       Net increase in cash and cash equivalents...........          228          120       13,426
Cash and cash equivalents beginning of period..............            1          229          349
                                                               ---------    ---------    ---------
Cash and Cash Equivalents End of Period....................    $     229    $     349    $  13,775
                                                               =========    =========    =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest.................    $  11,114    $  27,464    $  23,142
                                                               =========    =========    =========
  Cash paid during the period for income taxes.............    $  18,280    $  14,887    $  17,812
                                                               =========    =========    =========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Principal Business. Credit Acceptance Corporation and its subsidiaries ("CAC" or the "Company") is a specialized financial services company which provides funding, receivables management, collection, sales training and related products and services to automobile dealers located in the United States, the United Kingdom, Canada and Ireland. The Company assists such dealers by providing an indirect source of financing for buyers with limited access to traditional sources of consumer credit due to past credit history. Installment contracts originated and assigned to the Company by automobile dealers are generally considered to have a high risk of default. To a significantly lesser extent, CAC provides inventory floor plan financing and working capital loans for dealers secured by inventory and the related cash collections owed to the dealer by CAC.

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

     Ancillary Products and Services. Credit Acceptance Corporation Life Insurance Company ("CAC Life"), Buyers Vehicle Protection Plan, Inc. ("BVPP") and Credit Acceptance Reinsurance, LTD. ("CAC Reinsurance"), all wholly-owned subsidiaries of the Company, provide additional services to participating dealers.

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

     Other Services. Montana Investment Group, Inc. ("Montana") and Arlington Investment Company ("Arlington"), wholly-owned subsidiaries of the Company, provide additional sources of revenue to the Company. Montana supplies risk assessment and fraud alert information and computerized skiptracing services regarding borrowers to companies serving the Non-prime Consumer market. Arlington provides a full range of auction services to vehicle suppliers to process and sell vehicles to buyers at auctions.

     Significant accounting policies are described in the following paragraphs.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

REPORTABLE BUSINESS SEGMENTS

     The Company is organized into four primary business units: North American automotive finance, U.K./ Ireland automotive finance, credit reporting services, and auction services. See Note 12 for information regarding the Company's reportable segments.

USE OF ESTIMATES

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

     On January 1, 1999, 11 of 15 member countries of the European Monetary Union established fixed conversion rates between their existing currencies and adopted the euro as their new common currency. The euro trades on currency exchanges and the legacy currencies remain legal tender in the participating countries for a transition period until January 1, 2002. Beginning on January 1, 2002, euro denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation.

     The Company will assess and address the potential impact to CAC that may result from the euro conversion, as the Company has operations in both the United Kingdom and Ireland. These issues include, but are not limited to: 1) the technical challenges to adapt information systems to accommodate euro transactions; 2) the impact on currency exchange rate risks; 3) the impact on existing contracts; and 4) tax and accounting implications. The Company expects that the euro conversion will not have a material adverse impact on its consolidated financial condition or results of operations.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of readily marketable securities with original maturities of three months or less.

INVESTMENTS

     Investments consist principally of short-term money market funds and U.S. Treasury Securities which the Company has both the intent and the ability to hold to maturity.

INSTALLMENT CONTRACTS RECEIVABLE

     Installment contracts receivable are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event that the consumer defaults on the payment terms of the contract. Repossessed collateral is valued at the lower of the carrying amount of the receivable or estimated fair value, less estimated costs of disposition, and is classified in installment contracts receivable on the balance sheets. At December 31, 1998 and 1997, repossessed assets totaled approximately $10.2 million and $13.8 million, respectively.

     The Company changed its policy relating to non-accrual loans in the third quarter of 1997 to 90 days measured on a recency basis from 120 days measured on a contractual basis. The Company believes this change allows for earlier identification of underperforming dealer pools.

     During the fourth quarter of 1997, the Company changed its accounting policies relating to the write-off of installment contracts receivable based on data available from the Company's new loan servicing system. The revised policy requires write-off of delinquent installment contracts at nine months on a recency basis compared to one year under the old policy.

ALLOWANCE FOR CREDIT LOSSES

     The Company maintains an allowance for credit losses which, in the opinion of management, adequately reserves against credit losses on installment contracts that are considered to be impaired. The risk of loss to the Company related to the installment contracts receivable balances relates primarily to the earned but unpaid servicing fee or finance charge recognized on contractually delinquent accounts. To the extent that the Company does not collect the gross amount of the contract balance, the remaining gross installment contract receivable balance is charged off against dealer holdbacks, unearned finance charges and the allowance for credit losses. Ultimate losses may vary from current estimates and the amount of the provision, which is current expense, may be either greater or less than actual charge-offs.

RESERVE ON ADVANCES

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

     Future reserve requirements will depend in part on the magnitude of the variance between management's prediction of future collections and the actual collections that are realized. Estimating cash collections from the installment contracts receivable is complicated by the unusual payment patterns of the borrowers who generally cannot obtain traditional financing. The evaluation of the reserve against advances considers such factors as current delinquencies, the characteristics of the accounts, the value of the underlying collateral, the location of the borrower, general economic conditions and trends among other information. Although the Company uses many resources to assess the adequacy of the reserve against advances, actual losses may vary significantly from current estimates and the amount of provision, which is a current expense, may be either greater or less than actual charge offs.

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

ADVANCE RECEIVABLE SALES

     When the Company sells advance receivables in securitizations, it retains interest-only strips and servicing rights all of which are retained interests in the securitized assets. Gain or loss on sale of the advance receivables depends in part on the previous carrying amount of retained interests in advances, allocated in proportion to their fair value. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company generally estimates fair value based on the present value of future cash flows expected under management's best estimates of the key assumptions -- credit losses, timing of projected collections, and discount rates commensurate with the risks involved.

     The Company evaluates the fair value and potential impairment of its retained interest in securitization on a quarterly basis utilizing the methodology described above.

PROPERTY AND EQUIPMENT

     Additions to property and equipment are recorded at cost. Depreciation is generally provided on a straight-line basis over the estimated useful lives (primarily five to forty years) of the assets. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized.

GOODWILL

     The Company's goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over ten years. Based on management's review of the goodwill, the Company believes that no material impairment of the asset exists. Goodwill, net of amortization of $181,000, is recorded in other assets at $2,919,000 at December 31, 1998. Prior to 1998, no goodwill was recorded in the financial statements.

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

     Other Income. Dealers are charged an initial fee to floor plan a vehicle. Interest is charged based on the number of days a vehicle remains on the floor plan. Interest rates typically range from 12% to 18% per annum.

     Interest on notes receivable is charged based on the outstanding monthly balance and is typically 4% above prime per annum, generally with a minimum rate of 12% per annum.

     Fees received by the Company for the sale of third party vehicle service contracts are recognized upon acceptance of the related installment contract receivable as the Company bears no further obligation.

NEW ACCOUNTING STANDARDS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in annual financial statements. The Company's other comprehensive income consists of foreign currency transaction adjustments.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONCLUDED)
     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of consolidated operations or financial position of the Company, but did affect the disclosure of segment information as illustrated in
Note 12.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The new standard requires that all derivatives be recognized as either assets or liabilities on the consolidated balance sheets and that those instruments be measured fair value. If certain conditions are met, a derivative may be specifically designated as a hedging instrument. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe that adoption of SFAS 133 will have a material effect on the Company's consolidated financial position or results of operations.

     In the first quarter of 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on the capitalization of software for internal use. CAC adopted SOP 98-1 effective January 1, 1999, as required. Management is currently assessing the impact of this SOP on the consolidated financial statements of the Company.

RECLASSIFICATION

     Certain amounts for the prior periods have been reclassified to conform to the current presentation.

(2) FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate their value.

     Cash and Cash Equivalents. The carrying amount of cash and cash equivalents approximate the fair values due to the short maturity of these instruments.

     Investments. The fair values of U.S. Treasury securities are based on quoted market prices. The carrying amount of money market funds approximates the fair value due to the short maturity.

     Installment Contracts Receivable and Net Dealer Holdbacks. As the majority of the Company's revenue is derived from the servicing fee it receives on the gross amount due under the installment contract (typically 20% of the principal and interest), the Company's revenues from servicing fees are not materially impacted by changes in interest rates. As such, the carrying amounts recorded on a historical cost basis for installment contracts receivable and net dealer holdbacks in the financial statements related to the financing and service program which the Company provides to dealers approximates fair value.

     Floor Plan and Notes Receivable. The fair values of floor plan and note receivables are estimated by discounting the future cash flows using applicable current interest rates.

(2) FINANCIAL INSTRUMENTS -- (CONCLUDED)
     Retained Interest in Securitization. The fair value of the retained interest in securitization is estimated by discounting expected future excess cash flows utilizing current assumptions as described in Note 4.

     Debt. The fair value of debt is determined using quoted market prices, if available, or calculating the estimated value of each debt instrument based on current rates offered to the Company for debt with similar maturities.

     A comparison of the carrying value and fair value of these financial instruments is as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                            1997                     1998
                                                   -----------------------   ---------------------
                                                    CARRYING                 CARRYING
                                                     AMOUNT     FAIR VALUE    AMOUNT    FAIR VALUE
                                                   ----------   ----------   --------   ----------
Cash and cash equivalents........................  $      349   $      349   $ 13,775    $ 13,775
Investments -- held to maturity..................       9,973        9,991     10,191      10,193
Installment contracts receivable, net............   1,036,699    1,036,699    664,693     664,693
Floor plan receivable............................      19,800       19,800     14,071      14,071
Notes receivable.................................       1,231        1,231      2,278       2,278
Retained interest in securitization..............          --           --     13,229      13,229
Senior notes.....................................     175,150      180,200    136,165     135,529
Lines of credit..................................     212,717      212,717     79,067      79,067
Mortgage loan payable to bank....................       3,799        3,799      3,566       3,566
Dealer holdbacks, net............................     439,554      439,554    222,275     222,275

CERTAIN DEBT AND MARKETABLE SECURITIES

     The Company's portfolio of investment securities includes short-term money market instruments and U.S. Treasury securities. All investments are categorized as held-to-maturity and are stated at amortized cost. Pursuant to reinsurance agreements, the Company is required to hold investment securities in a trust account. The restricted investment securities totaled approximately $9.4 million and $8.9 million at December 31, 1997 and 1998, respectively.

     A summary of investments held by the Company consist of the following (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------------------
                                                      1997                               1998
                                         ------------------------------    --------------------------------
                                                     GROSS                              GROSS
                                                   UNREALIZED     FAIR                UNREALIZED     FAIR
                                          COST       GAINS       VALUE      COST        GAINS        VALUE
                                         ------    ----------    ------    -------    ----------    -------
Money market funds.....................  $1,759       $--        $1,759    $ 9,466       $--        $ 9,466
U.S. Treasury securities...............   8,214        18         8,232        725         2            727
                                         ------       ---        ------    -------       ---        -------
  Total investments....................  $9,973       $18        $9,991    $10,191       $ 2        $10,193
                                         ======       ===        ======    =======       ===        =======

(3) INSTALLMENT CONTRACTS RECEIVABLE

     Installment contracts generally have initial terms ranging from 24 to 36 months and are collateralized by the related vehicles. Contractual maturities of contracts by year have not been presented as this information is not meaningful due to the uneven payment patterns of non-prime consumers. The initial average term of an installment contract was approximately 30 months in 1996 and 31 months in 1997 and in 1998. As of December 31, 1997 and 1998, the accrual of finance charge revenue has been suspended, and fully reserved

(3) INSTALLMENT CONTRACTS RECEIVABLE -- (CONCLUDED) for, on approximately $471.8 million and $257.5 million of delinquent installment contracts, respectively. Installment contracts receivable consisted of the following (in thousands):

                                                           AS OF DECEMBER 31,
                                                         ----------------------
                                                            1997        1998
                                                         ----------   ---------
Gross installment contracts receivable.................  $1,254,858   $ 794,831
Unearned finance charges...............................    (196,357)   (114,617)
Unearned insurance premiums, insurance reserves and
  fees.................................................      (8,683)     (8,446)
                                                         ----------   ---------
Installment contracts receivable.......................  $1,049,818   $ 671,768
                                                         ==========   =========
Non-accrual installment contracts as a percent of total
  gross installment contracts..........................        37.6%       32.4%
                                                         ==========   =========

     A summary of changes in gross installment contracts receivable is as follows (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                               --------------------------------------
                                                  1996          1997          1998
                                               ----------    ----------    ----------
Balance -- beginning of period.............    $  790,607    $1,251,139    $1,254,858
Gross amount of installment contracts
  accepted.................................       965,690       983,459       580,578
Gross installment contracts underlying
  advance receivables securitized..........            --            --       (98,591)
Cash collections on installment contracts
  accepted.................................      (388,328)     (505,925)     (493,900)
Charge offs................................      (129,405)     (467,532)     (449,870)
Currency translation.......................        12,575        (6,283)        1,756
                                               ----------    ----------    ----------
Balance -- end of period...................    $1,251,139    $1,254,858    $  794,831
                                               ==========    ==========    ==========

     A summary of the allowance for credit losses is as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                       1996        1997       1998
                                                      -------    --------    -------
Balance -- beginning of period....................    $ 7,757    $ 12,195    $13,119
Provision for loan losses.........................      7,222      11,072      3,432
Allowance on installment contracts underlying
  advance receivables securitized.................         --          --     (1,107)
Charge offs, net..................................     (2,863)    (10,138)    (8,392)
Currency translation..............................         79         (10)        23
                                                      -------    --------    -------
Balance -- end of period..........................    $12,195    $ 13,119    $ 7,075
                                                      =======    ========    =======

     Recoveries related to charged off contracts are primarily the result of the recovery of earned but unpaid finance charges and are netted against charge-offs.

     The Company's financing and service program allows dealers to establish the interest rate on contracts, which typically is the maximum rate allowable by the state or country in which the dealer is doing business.

(4) ADVANCE RECEIVABLE SALES

     On July 8, 1998, the Company completed a $50 million securitization of advance receivables. Pursuant to this transaction, the Company contributed dealer advances having a carrying value of approximately $56 million and received approximately $49.3 million in financing from an institutional investor. The debt is

(4) ADVANCE RECEIVABLE SALES -- (CONCLUDED) non-recourse to the Company, bears interest at the thirty day commercial paper rate with a maximum of 7.5% and is anticipated to fully amortize within 30 months. The Company recognized a gain on the transaction of approximately $685,000 which represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company's carrying amount of the dealer advances, plus the present value of the estimated cash flows to be received by the Company. In determining the gain on the sale of receivables and the estimated fair value of the Company's retained interest in securitization, the Company assumed an excess cash flow discount rate of 15%, cumulative credit losses of 14% and an interest rate of 7.5% on the underlying debt. The excess cash flows result from the amount by which projected collections on the installment contracts exceeds i) the principal and interest to be paid on the commercial paper and ii) the amount of dealer holdback due to dealers.

     In the securitization, the Company retained servicing responsibilities and subordinated interests. The Company receives monthly servicing fees of 4% of the collections on the installment contracts receivable, and rights to future cash flows arising after the investors in the commercial paper received the return for which they are contracted. The present value of such estimated cash flows has been recorded by the Company as a retained interest in securitization of $13.2 million as of December 31, 1998. The investors have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are generally restricted until investors have been fully paid and are subordinate to investors' interests. Their value is subject to substantial credit and interest rate risk and the timing of projected collections on the transferred financial assets.

     The installment contracts supporting the dealer advances that were sold include contracts with origination dates ranging from July 1990 to June 1998, with a weighted average age of 15 months. The amount of such contracts included on the Company's balance sheet as of June 30, 1998 was $98.6 million, of which $43.8 million was in non-accrual status.

(5) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                                1997       1998
                                                               -------    -------
Land.......................................................    $ 2,577    $ 2,587
Building and improvements..................................      6,761      6,968
Data processing equipment..................................     14,814     17,460
Office furniture & equipment...............................      2,061      2,648
Leasehold improvements.....................................        711        781
                                                               -------    -------
                                                                26,924     30,444
Less accumulated depreciation..............................      6,085      9,817
                                                               -------    -------
                                                               $20,839    $20,627
                                                               =======    =======

     The depreciation expense on the property and equipment was $1,369,000, $2,550,000 and $3,793,000 in 1996, 1997 and 1998, respectively.

(6) LEASED PROPERTIES

PROPERTY LEASED TO OTHERS

     The Company leases part of its headquarters to outside parties as non-cancelable operating leases, which is not a significant part of its business activities. Rental income, which is included in other income, is recognized on a straight-line basis over the related lease term. Rental income on leased property was $1,255,000, $991,000 and $997,000 for 1996, 1997 and 1998,
respectively.

(6) LEASED PROPERTIES -- (CONCLUDED)
PROPERTY LEASED FROM OTHERS

     The Company utilizes leases in its day to day operations for administrative offices, auction facilities and office equipment. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. One of the auction facility leases expires in June 1999 and the Company has an option to purchase the property.

     Total rental expense on all operating leases was $175,000, $242,000 and $388,000 for 1996, 1997 and 1998, respectively. Contingent rentals under the operating leases were insignificant. Minimum future lease commitments under operating leases are as follows:

1999........................................................    $  500,000
2000........................................................       380,000
2001........................................................       358,000
2002........................................................       358,000
2003........................................................       358,000
2004 and beyond.............................................       744,000
                                                                ----------
       Total minimum lease commitments......................    $2,698,000
                                                                ==========

(7) DEBT

SENIOR NOTES

     On November 7, 1994, the Company completed the sale of its $60 million 8.87% Senior Notes due November 1, 2001 to various insurance companies. On July 1, 1998, the interest rate on these notes was increased to 9.12%. The Notes are secured and require semi-annual interest payments and annual payments of principal.

     On August 29, 1996, the Company completed the sale of its $70 million 7.99% Senior Notes due July 1, 2001 to various insurance companies. On July 1, 1998, the interest rate on these notes was increased to 8.24%. The Notes are secured and require semi-annual interest payments and annual payments of principal.

     On March 25, 1997, the Company completed the sale of its $71.75 million 7.77% Senior Notes due October 1, 2001 to various insurance companies. On July 1, 1998, the interest rate on these notes was increased to 8.02%. The Notes are secured and require semi-annual payments of interest and annual payments of principal commencing on October 1, 1998.

MORTGAGE LOAN PAYABLE

     The Company has a loan from its principal commercial bank secured by a mortgage on the Company's headquarters building. The loan bears interest at 6.5% and is secured by a first mortgage lien on the building and an assignment of all leases, rents, revenues and profits under all present and future leases. There was $3,799,000 and $3,566,000 outstanding on this loan as of December 31, 1997 and 1998, respectively. The loan matures on May 1, 1999.

LINES OF CREDIT

     The Company has a $125 million credit agreement with a commercial bank syndicate with a commitment period through June 15, 1999 subject to annual extensions for additional one year periods at the request of the Company and with the consent of each of the banks in the facility. The borrowings are secured by a lien on most of the Company's assets, including a pledge of the stock in its United Kingdom subsidiary, with interest payable at the Eurocurrency rate plus 1.4% or at the prime rate (7.75% as of December 31, 1998). The Eurocurrency borrowings may be fixed for periods of up to six months. The Company must pay an agent's fee

(7) DEBT -- (CONCLUDED)
of $48,000 annually and a commitment fee of .60% quarterly on the amount of the commitment. As of December 31, 1998, there was approximately $79.0 million outstanding under this facility. The maximum amount outstanding was approximately $213.4 million and $210.2 million in 1997 and 1998, respectively. The weighted average balance outstanding was $172.5 million and $143.4 million in 1997 and 1998, respectively.

     The Company also has a $1,000,000 Canadian dollar line of credit with a commercial bank in Canada, which is used to fund the day to day cash flow requirements of the Company's Canadian subsidiary. The borrowings are unsecured, guaranteed by the Company, with interest payable at the Libor rate plus 1.4% or at the Canadian bank's prime rate (6.75% at December 31, 1998). As of December 31, 1998, there was approximately $125,000 Canadian dollars ($80,000 U.S. dollars) outstanding under the facility.

     The Company also has a $1,200,000 line of credit with a commitment period through May 16, 1999 with a commercial bank which is used to fund the day to day operations of its auction services subsidiary. The borrowings are secured by the assets of the Company's auction services subsidiary and by a $500,000 letter of credit issued by the Company's principal commercial bank, with interest payable at the bank's prime rate. As of December 31, 1998, there was approximately $1,000,000 outstanding under the facility.

     The weighted average interest rate on line of credit borrowings outstanding was 7.34% and 6.89% as of December 31, 1997 and 1998, respectively.

PRINCIPAL DEBT MATURITIES

     The principal maturities of the Company's total debt at December 31, 1998 are as follows (in thousands):

1999........................................................    $124,868
2000........................................................      45,410
2001........................................................      48,520
                                                                --------
                                                                $218,798
                                                                ========

DEBT COVENANTS

     The Company must comply with various restrictive debt covenants which require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants limit the ratio of the Company's debt-to-equity, limit the ratio of the Company's fixed charges to net income, limit the Company's investment in its foreign subsidiaries, limit the ratio of debt to advances, limit the ratio of debt to gross installment contracts receivable, limit the ratio of advances to installment contracts receivable, and require that the Company maintain specified minimum levels of net worth.

(8) DEALER HOLDBACKS AND RESERVE ON ADVANCES

     Dealer holdbacks consisted of the following (in thousands):

                                                                    AS OF
                                                                DECEMBER 31,
                                                           -----------------------
                                                              1997         1998
                                                           ----------    ---------
Dealer holdbacks.......................................    $1,002,033    $ 634,102
Less: advances (net of reserve of $16,369 and $19,954
  in 1997 and 1998, respectively)......................      (562,479)    (411,827)
                                                           ----------    ---------
Dealer holdbacks, net..................................    $  439,554    $ 222,275
                                                           ==========    =========

     During 1997, the Company implemented a new loan servicing system which allows the Company to better estimate future collections for each dealer pool using historical loss experience and a dealer by dealer

(8) DEALER HOLDBACKS AND RESERVE ON ADVANCES -- (CONCLUDED) static pool analysis. The Company took a charge during 1997 to reflect the impact of this enhancement in the Company's methodology for estimating the reserve. During the fourth quarter of 1997, the Company reevaluated the timing of the charge off of advances to dealers and concluded that it was appropriate to accelerate the recognition of charge offs since the static pool analysis demonstrated that the advances were uncollectible.

     A summary of the change in the reserve against advances (classified with dealer holdbacks, net in the accompanying balance sheets) is as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                       -----------------------------
                                                        1996       1997       1998
                                                       ------    --------    -------
Balance -- beginning of period.....................    $3,214    $  8,754    $16,369
Provision for advance losses.......................     5,849      74,400     12,973
Advance reserve fees...............................                 4,673        181
Charge offs, net...................................      (444)    (71,391)    (9,744)
Currency translation...............................       135         (67)       175
                                                       ------    --------    -------
Balance -- end of period...........................    $8,754    $ 16,369    $19,954
                                                       ======    ========    =======

(9) RELATED PARTY TRANSACTIONS

     In the normal course of its business, the Company regularly accepts assignments of installment contracts originated by affiliated dealers owned by the Company's majority shareholder. Installment contracts accepted from affiliated dealers were approximately $25.6 million, $13.4 million and $10.0 million in 1996, 1997 and 1998, respectively. Remaining installment contracts receivable from affiliated dealers represented approximately 3.9% and 1.6% of the gross installment contracts receivable balance as of December 31, 1997 and 1998, respectively. The Company accepted installment contracts from affiliated dealers and nonaffiliated dealers on the same terms. Dealer holdbacks from contracts accepted from affiliated dealers were approximately $20.5 million, $10.7 million and $8.0 million in 1996, 1997 and 1998, respectively.

     The Company receives interest income and fees from affiliated dealers on floor plan receivables and notes receivable. Total income earned was $1,409,000, $1,564,000 and $1,187,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

     The Company shares certain expenses including payroll and related benefits, occupancy costs and insurance with its affiliated company owned by the Company's majority shareholder. For the years ended December 31, 1996, 1997 and 1998, the Company charged its affiliated company approximately $311,000, $247,000 and $248,000, and was charged $97,000, $45,000 and $80,000 by the affiliated company for such shared expenses incurred in its operations. This arrangement is covered under a services agreement. The agreement has an indefinite term, but may be terminated upon 30 days written notice by either party.

(10) INCOME TAXES

     The income tax provision (credit) consists of the following (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1996       1997       1998
                                                                -------    -------    -------
Income (loss) before provision (benefit) for income taxes:
  Domestic..................................................    $54,329    $(9,285)   $26,635
  Foreign...................................................      9,306     10,588     10,890
                                                                -------    -------    -------
                                                                $63,635    $ 1,303    $37,525
                                                                =======    =======    =======
Domestic provision (benefit) for income taxes:
  Current...................................................    $18,044    $(6,516)   $12,507
  Deferred..................................................      1,009      2,799     (3,179)
Foreign provision (benefit) for income taxes:
  Current...................................................      3,118        654      3,570
  Deferred..................................................        (45)     2,829       (339)
                                                                -------    -------    -------
Provision (credit) for income taxes.........................    $22,126    $  (234)   $12,559
                                                                =======    =======    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

                                                                AS OF DECEMBER 31,
                                                                ------------------
                                                                 1997       1998
                                                                -------    -------
Deferred tax assets:
  Allowance for credit losses...............................    $11,165    $12,080
  Reserve on advances.......................................      1,731      5,451
  Deferred dealer enrollment fees...........................        166        110
  Accrued warranty claims...................................        646        713
  Other, net................................................         48        813
                                                                -------    -------
     Total deferred tax assets..............................     13,756     19,167
                                                                -------    -------
Deferred tax liabilities:
  Unearned finance charges..................................     27,233     28,204
  Gain on sale of advance receivables.......................         --        853
  Accumulated depreciation..................................        642        775
  Deferred credit life and warranty costs...................        497        433
                                                                -------    -------
     Total deferred tax liabilities.........................     28,372     30,265
                                                                -------    -------
     Net deferred tax liability.............................    $14,616    $11,098
                                                                =======    =======

     No valuation allowances were considered necessary in the calculation of deferred tax assets as of December 31, 1997 and 1998.

     The Company's effective income tax rate was approximately equal to the domestic and foreign statutory rates in 1996, 1997 and 1998.

     Deferred U.S. federal income taxes and withholding taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries as such amounts are considered to be permanently reinvested. The cumulative undistributed earnings at December 31, 1998 on which the Company had not provided additional national income taxes and withholding taxes were approximately $21.1 million.

(11) CAPITAL TRANSACTIONS

NET INCOME PER SHARE

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

     The share effect is as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1996          1997          1998
                                                             ----------    ----------    ----------
Weighted average common shares outstanding...............    45,605,159    46,081,804    46,190,208
Common stock equivalents.................................     1,018,496       672,909       770,082
                                                             ----------    ----------    ----------
Weighted average common shares and common stock
  equivalents............................................    46,623,655    46,754,713    46,960,290
                                                             ==========    ==========    ==========

CAPITAL STOCK TRANSACTIONS

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

STOCK OPTION PLANS

     Pursuant to the Company's 1992 Stock Option Plan (the "1992 Plan"), the Company has reserved 5,000,000 shares of its common stock for the future granting of options to officers and other employees. The exercise price of the options is equal to the fair market value on the date of the grant. Options under the 1992 Plan become exercisable over a three to five year period, or immediately upon a change of control. Nonvested options are forfeited upon termination of employment and otherwise expire ten years from the date of grant. Shares available for future grants totaled 1,179,559, 967,066 and 115,559 as of December 31, 1996, 1997 and 1998, respectively.

     Pursuant to the Company's Stock Option Plan for dealers (the "Dealer Plan") the Company has reserved 1,000,000 shares of its common stock for the future granting of options to participating dealers. Options are generally granted to participating dealers based on the Company accepting a minimum of 100 retail installment contracts from the dealer in a calendar year. Upon the Company's acceptance of 100 contracts from a dealer, the dealer receives an option to purchase 1,000 shares of the Company's Common Stock. The dealer receives an option to purchase an additional 200 shares for each additional 100 contracts accepted by the Company. The exercise price of the options is equal to the fair market value on the date of grant. The options become exercisable over a three year period. Nonvested options are forfeited upon the termination of the dealer's servicing agreement by the Company or the dealer and otherwise expire five years from the date of grant. Shares available for future grants totaled 235,600, 185,600 and 478,385 as of December 31, 1996, 1997 and 1998,
respectively. Effective January 1, 1999, the Company suspended the granting of future options under the Dealer Plan.

     The Company accounts for the 1992 Plan under APB Opinion No. 25, under which no compensation cost has been recognized Had compensation cost for the 1992 Plan been recognized, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                         YEARS ENDED DECEMBER 31,
                                                       -----------------------------
                                                        1996       1997       1998
                                                       -------    -------    -------
Net income (loss)
  As reported......................................    $41,509    $ 1,537    $24,966
  Pro forma........................................     36,972     (2,519)    22,346
Net income (loss) per common share:
  As reported -- basic.............................    $  0.91    $  0.03    $  0.54
  As reported -- diluted...........................       0.89       0.03       0.53
  Pro forma -- basic...............................       0.81      (0.05)      0.48
  Pro forma -- diluted.............................       0.79      (0.05)      0.48

     The Company accounts for the compensation costs related to its grants under the Dealer Plan in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The sales and marketing cost that has been charged against income for the non-employee Dealer Plan was $67,000 and $150,000 in 1997 and 1998, respectively. No costs were charged against income for 1996. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995 (December 15, 1995 for the Dealer Plan), the resulting cost is not necessarily indicative of costs which may be recognized in future years.

     The fair value of each option granted included in the above calculations is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                    -----------------------------------
                   1992 PLAN                          1996         1997         1998
                   ---------                        ---------    ---------    ---------
Risk-free interest rate.........................        6.42%        6.50%        5.25%
Expected life...................................    7.0 years    6.0 years    6.0 years
Expected volatility.............................       37.73%       43.97%       56.47%
Dividend yield..................................           0%           0%           0%

                                                         YEARS ENDED DECEMBER 31,
                                                    -----------------------------------
                  DEALER PLAN                         1996         1997         1998
                  -----------                       ---------    ---------    ---------
Risk-free interest rate.........................        6.21%        5.89%        4.59%
Expected life...................................    3.5 years    5.0 years    5.0 years
Expected volatility.............................       37.73%       48.40%       56.25%
Dividend yield..................................           0%           0%           0%

     Additional information relating to the Stock Option Plans are as follows:

                                                       1992 PLAN                        DEALER PLAN
                                             ------------------------------    ------------------------------
                                                           WEIGHTED AVERAGE                  WEIGHTED AVERAGE
                                               NUMBER       EXERCISE PRICE       NUMBER       EXERCISE PRICE
                                             OF OPTIONS       PER SHARE        OF OPTIONS       PER SHARE
                                             ----------    ----------------    ----------    ----------------
Outstanding at December 31, 1995.........     1,813,334         $10.63           548,912          $17.75
  Options granted........................       606,275          21.60           205,600           24.37
  Options exercised......................      (103,000)          3.44           (34,948)          13.00
  Options forfeited......................       (18,334)         20.50            (1,000)          23.88
                                             ----------                         --------
Outstanding at December 31, 1996.........     2,298,275          13.73           718,564           18.60
  Options granted........................     3,020,129           9.42           173,400           11.49
  Options exercised......................      (266,532)          4.11            (3,597)          13.95
  Options forfeited......................    (1,807,636)         20.70          (123,400)          21.35
                                             ----------                         --------
Outstanding at December 31, 1997.........     3,244,236           6.63           764,967           17.76
  Options granted........................     1,420,965           8.71            75,800            7.54
  Options exercised......................      (178,372)          2.56                --              --
  Options forfeited......................      (569,458)          6.28          (368,585)          18.45
                                             ----------                         --------
Outstanding at December 31, 1998.........     3,917,371         $ 7.62           472,182          $15.60
                                             ==========                         ========
Exercisable at:
  December 31,
     1996................................       795,988         $10.49           260,762          $17.10
     1997................................       894,167           7.95           481,318           17.90
     1998................................     1,251,152           7.91           296,407           17.85

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

     The weighted average fair value of options granted during 1996, 1997 and 1998 was $10.92, $4.68 and $5.09 respectively, for the 1992 Plan and $8.88,
$4.06 and $3.98, respectively, for the Dealer Plan.

(11) CAPITAL TRANSACTIONS -- (CONCLUDED)
     The following tables summarize information about options outstanding at December 31, 1998:

                                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                        -------------------------------------------------------      ---------------------------------
                        OUTSTANDING      WEIGHTED-AVERAGE                            EXERCISABLE
       RANGE OF            AS OF            REMAINING          WEIGHTED-AVERAGE         AS OF         WEIGHTED-AVERAGE
  EXERCISABLE PRICES     12/31/98        CONTRACTUAL LIFE       EXERCISE PRICE        12/31/98         EXERCISE PRICE
  ------------------    -----------      ----------------      ----------------      -----------      ----------------
1992 PLAN
---------
$ 2.16 -  5.63........     390,750          4.0 Years               $ 2.41              369,517            $ 2.25
  6.00 -  7.75........   2,219,119          9.0                       6.36              508,634              6.02
  8.00 - 11.07........     929,501          9.4                       9.37                    0                --
$11.50 - 22.25........     378,001          5.7                      16.14              373,001             16.11
                         ---------          ---                     ------            ---------            ------
Totals................   3,917,371          8.3                     $ 7.62            1,251,152            $ 7.91
                         =========                                                    =========

DEALER PLAN
-----------
$ 6.34 -  9.35........     118,000          4.5 Years               $ 7.50               14,844            $ 7.53
 11.18 - 17.63........     187,514          1.6                      14.07              146,778             14.15
$18.25 - 27.63........     166,668          2.3                      23.06              134,785             23.03
                         ---------          ---                     ------            ---------            ------
Totals................     472,182          2.6                     $15.60              296,407            $17.85
                         =========                                                    =========

(12) BUSINESS SEGMENT INFORMATION

     As described in Note 1, the Company adopted SFAS 131 effective January 1, 1998. Prior year segment information has been restated on a basis consistent with the 1998 presentation. The Company has two reportable business segments:
North American automotive finance and U.K./Ireland automotive finance.

REPORTABLE SEGMENT OVERVIEW

     The North American automotive finance operations consist of the Company's U.S. and Canadian automotive finance and services businesses, including the Company's reinsurance activities and automotive service contract programs. These businesses have been aggregated into one reportable segment because they have similar operating and economic characteristics. The North American automotive finance segment provided funding, receivables management, collection, sales training and related products and services to automobile dealers located in the United States and Canada. The U.K./Ireland automotive finance operations provide substantially the same products and services as the Company's North American automotive finance operations to dealers located in the United Kingdom and Ireland. The Company's credit reporting and auction services businesses do not constitute reportable operating segments as they do not meet the quantitative thresholds prescribed by SFAS 131, and have therefore been disclosed in the "all other" category in the following table.

(12) BUSINESS SEGMENT INFORMATION -- (CONCLUDED)
MEASUREMENT

     The Company allocates resources to and evaluates the performance of its segments primarily based on finance charges, other revenue, segment earnings before interest and taxes (EBIT), and segment assets. The table below presents this information for each reportable segment (in thousands):

                                                   NORTH AMERICAN    U.K./IRELAND
                                                     AUTOMOTIVE       AUTOMOTIVE       ALL        TOTAL
                                                      FINANCE          FINANCE        OTHER      COMPANY
                                                   --------------    ------------    -------    ----------
Year Ended December 31, 1998
  Finance charges..............................       $ 80,330         $ 17,677      $    --    $   98,007
  Other revenue................................         29,699            3,528       11,115        44,342
  EBIT.........................................         47,766           11,501        3,823        63,090
  Segment assets...............................        621,418          122,819        7,692       751,929
Year Ended December 31, 1997
  Finance charges..............................       $ 92,660         $ 24,360      $    --    $  117,020
  Other revenue................................         39,627            4,433        3,155        47,215
  EBIT.........................................         14,695           13,210          995        28,900
  Segment assets...............................        952,259          162,154        1,197     1,115,610
Year Ended December 31, 1996
  Finance charges..............................       $ 79,321         $ 13,623      $    --    $   92,944
  Other revenue................................         27,832            2,979          179        30,990
  EBIT.........................................         67,032           10,121           50        77,203
  Segment assets...............................        932,383          141,349          686     1,074,418

INFORMATION ABOUT PRODUCTS AND SERVICES

     The Company manages its product and service offerings primarily through those reportable segments. Therefore, pursuant with the provisions of SFAS 131, no enterprise-wide disclosures of information about products and services are necessary.

MAJOR CUSTOMERS

     The Company did not have any customer which provided 10% or more of any segment's revenue during 1996, 1997, or 1998.

(13) LITIGATION AND CONTINGENT LIABILITIES

     In the normal course of business and as a result of the consumer-oriented nature of the industry in which the Company operates, industry participants are frequently subject to various consumer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth in lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations. The Company, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. Many of these cases are filed as purported class actions and seek damages in large dollar amounts.

     The Company is currently a defendant in a class action proceeding commenced on October 15, 1996 in the United States District Court for the Western District of Missouri seeking money damages resulting for alleged violations of a number of state and federal consumer protection laws (the "Missouri Litigation"). On October 9, 1997, the Court certified two classes on the claims brought against the Company. On August 4, 1998, the Court granted partial summary judgment on liability in favor of the plaintiffs based upon the Court's

(13) LITIGATION AND CONTINGENT LIABILITIES -- (CONCLUDED) finding of certain violations but denied summary judgment on certain other claims. The Court also entered a number of permanent injunctions, which among other things, restrain the Company from collecting the amounts found to be uncollectible. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable as of right, the Company has appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit and the Company believes that its appeal has substantial merit. Plaintiffs have filed a cross appeal. A trial on the remaining claims, as well as on damages, is not expected to be scheduled until after the appeal has been concluded. Should the Company's appeal be unsuccessful, the potential damages could have a material adverse impact on the Company's financial position, liquidity and results of operations.

     During the first quarter of 1998, several putative class action complaints were filed against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of Michigan seeking money damages for alleged violations of the federal securities laws. On August 14, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases, was filed. The Complaint generally alleges that the Company's financial statements issued during the period August 14, 1995 through October 22, 1997 did not accurately reflect the Company's true financial condition and results of operations because such reported results failed to be in accordance with generally accepted accounting principles and that such results contained material accounting irregularities in that they failed to reflect adequate reserves for credit losses. The Complaint further alleges that the Company issued public statements during the alleged class period which fraudulently created the impression that the Company's accounting practices were proper. The Company intends to vigorously defend this action and, while management believes that meritorious defenses exist and has filed a motion to dismiss the Complaint, the ultimate disposition of this litigation could have a material adverse impact on the Company's financial position, liquidity and results of operations.

     The Company is currently being examined by the Internal Revenue Service. While the outcome of the examination is undeterminable at this time, management does not believe that the ultimate outcome will have a material adverse impact on the Company's financial position, liquidity or results of operations.

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly financial position and results of operations for the years ended December 31, 1997 and 1998.

                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                          1997
                                                  ----------------------------------------------------
                                                    1ST Q         2ND Q         3RD Q         4TH Q
                                                  ----------    ----------    ----------    ----------
BALANCE SHEETS
Installment contracts receivable, net.........    $1,119,314    $1,171,036    $1,205,331    $1,036,699
Floor plan receivables........................        15,667        16,320        19,359        19,800
Notes receivables.............................         1,746         1,818         1,589         1,231
All other assets..............................        28,529        30,776        46,770        57,880
                                                  ----------    ----------    ----------    ----------
     Total assets.............................    $1,165,256    $1,219,950    $1,273,049    $1,115,610
                                                  ==========    ==========    ==========    ==========
Dealer holdbacks, net.........................    $  534,162    $  552,840    $  618,443    $  439,554
Total debt....................................       326,487       354,834       379,269       391,666
Other liabilities.............................        45,540        40,112        32,624        35,399
                                                  ----------    ----------    ----------    ----------
     Total liabilities........................       906,189       947,786     1,030,336       866,619
Shareholders' equity..........................       259,067       272,164       242,713       248,991
                                                  ----------    ----------    ----------    ----------
     Total liabilities and shareholders'
       equity.................................    $1,165,256    $1,219,950    $1,273,049    $1,115,610
                                                  ==========    ==========    ==========    ==========
INCOME STATEMENTS
Revenue:
  Finance charges.............................    $   30,691    $   32,602    $   28,956    $   24,771
  Premiums earned.............................         2,383         2,625         3,111         3,185
  Dealer enrollment fees......................         1,790         2,132         1,750         1,641
  Other income................................         6,905         7,494         7,076         7,123
                                                  ----------    ----------    ----------    ----------
     Total revenue............................        41,769        44,853        40,893        36,720
                                                  ----------    ----------    ----------    ----------
Costs and Expenses:
  Operating expenses..........................         9,887        11,635        11,294        13,095
  Provision for credit losses.................         7,053         7,669        64,071         6,679
  Provision for claims........................           803           878         1,095         1,135
  Interest....................................         5,669         6,808         7,162         7,958
                                                  ----------    ----------    ----------    ----------
     Total costs and expenses.................        23,412        26,990        83,622        28,867
                                                  ----------    ----------    ----------    ----------
Operating Income (Loss).......................        18,357        17,863       (42,729)        7,853
  Foreign exchange gain (loss)................           (20)            5            (7)          (19)
                                                  ----------    ----------    ----------    ----------
Income (loss) before income taxes.............        18,337        17,868       (42,736)        7,834
  Provision (credit) for income taxes.........         6,299         5,818       (15,028)        2,677
                                                  ----------    ----------    ----------    ----------
Net Income (Loss).............................    $   12,038    $   12,050    $  (27,708)   $    5,157
                                                  ==========    ==========    ==========    ==========
Net income (loss) per common share
     Basic....................................    $     0.26    $     0.26    $    (0.60)   $     0.11
                                                  ==========    ==========    ==========    ==========
     Diluted..................................    $     0.26    $     0.26    $    (0.60)   $     0.11
                                                  ==========    ==========    ==========    ==========
Weighted average shares outstanding
     Basic....................................        46,076        46,112        46,113        46,113
     Diluted..................................        46,902        46,595        46,113        46,679

(14) QUARTERLY FINANCIAL DATA (UNAUDITED) -- (CONCLUDED)

                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            1998
                                                       ----------------------------------------------
                                                         1ST Q        2ND Q       3RD Q       4TH Q
                                                       ----------    --------    --------    --------
BALANCE SHEETS
Installment contracts receivable, net..............    $  947,506    $865,488    $726,127    $664,693
Floor plan receivables.............................        19,674      18,457      15,846      14,071
Notes receivables..................................         1,422       1,574       1,894       2,278
All other assets...................................    $   49,437    $ 44,636    $ 65,992    $ 70,887
                                                       ----------    --------    --------    --------
     Total assets..................................    $1,018,039    $930,155    $809,859    $751,929
                                                       ==========    ========    ========    ========
Dealer holdbacks, net..............................    $  361,260    $306,539    $253,495    $222,275
Total debt.........................................       351,055     314,486     244,599     218,798
Other liabilities..................................        49,954      44,834      40,111      34,593
                                                       ----------    --------    --------    --------
     Total liabilities.............................       762,269     665,859     538,205     475,666
Shareholders' equity...............................       255,770     264,296     271,654     276,263
                                                       ----------    --------    --------    --------
     Total liabilities and shareholders' equity....    $1,018,039    $930,155    $809,859    $751,929
                                                       ==========    ========    ========    ========
INCOME STATEMENTS
Revenue:
  Finance charges..................................    $   28,055    $ 27,894    $ 21,708    $ 20,350
  Premiums earned..................................         2,923       2,630       2,741       2,610
  Dealer enrollment fees...........................         1,450       1,014         693         457
  Gain on sale of advance receivables, net.........            --          --         685          --
  Other income.....................................         6,882       6,298       7,401       8,558
                                                       ----------    --------    --------    --------
     Total revenue.................................        39,310      37,836      33,228      31,975
                                                       ----------    --------    --------    --------
Costs and Expenses:
  Operating expenses...............................        14,621      14,019      14,706      15,658
  Provision for credit losses......................         5,796       4,666       3,438       2,505
  Provision for claims.............................         1,035         937         896         866
  Interest.........................................         7,346       6,829       5,923       5,467
                                                       ----------    --------    --------    --------
     Total costs and expenses......................        28,798      26,451      24,963      24,496
                                                       ----------    --------    --------    --------
Operating Income...................................        10,512      11,385       8,265       7,479
  Foreign exchange gain (loss).....................            12          (7)        (77)        (44)
                                                       ----------    --------    --------    --------
Income before income taxes.........................        10,524      11,378       8,188       7,435
  Provision for income taxes.......................         3,637       3,935       2,577       2,410
                                                       ----------    --------    --------    --------
Net Income.........................................    $    6,887    $  7,443    $  5,611    $  5,025
                                                       ==========    ========    ========    ========
Net income per common share
  Basic............................................    $     0.15    $   0.16    $   0.12    $   0.11
                                                       ==========    ========    ========    ========
  Diluted..........................................    $     0.15    $   0.16    $   0.12    $   0.11
                                                       ==========    ========    ========    ========
Weighted average shares outstanding
  Basic............................................        46,113      46,113      46,243      46,291
  Diluted..........................................        46,950      47,410      46,897      46,584

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information is contained under the captions "Matters to Come Before the Meeting -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1)  The following consolidated financial statements of the
          Company and Report of Independent Public Accountants are
          contained "Item 8 -- Financial Statements and Supplementary
          Data."
          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
          CONSOLIDATED FINANCIAL STATEMENTS:
          -- Consolidated Balance Sheets as of December 31, 1997 and
          1998
          -- Consolidated Income Statements for the years ended
          December 31, 1996, 1997 and 1998
          -- Consolidated Statements of Cash Flows for the years ended
          December 31, 1996, 1997 and 1998
          -- Consolidated Statements of Shareholders' Equity for the
          years ended December 31, 1996, 1997 and 1998
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (2)  Financial Statement Schedules have been omitted because they are not applicable or are not required or the information
          required to be set forth therein is included in the
          Consolidated Financial Statements or Notes thereto.

     (3) The Exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index. Included in such list as
          Item 10(f)(3) (Stock Option Plans) and 10(n)(5) (Management
          Incentive Plans) are the Company's management contracts and compensatory plans and arrangements which are required to be filed as exhibits to this Form 10-K.
     (b) The Company was not required to file a current report on Form 8-K during the quarter ended December 31, 1998 and none were filed during that period.

     The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

  EXHIBIT
    NO.                                      DESCRIPTION
  -------                                    -----------
3(a)(1)         9    Articles of Incorporation, as amended July 1, 1997
3(b)            3    Bylaws of the Company, as amended
4(a)            2    Note Purchase Agreement dated October 1, 1994 between
                     various insurance companies and the Company and related form of note.
4(a)(1)         4    First Amendment dated November 15, 1995 to Note Purchase
                     Agreement dated October 1, 1994 between various insurance
                     companies and the Company.
4(a)(2)         6    Second Amendment dated August 29, 1996 to Note Purchase
                     Agreement dated October 1, 1994 between various insurance
                     companies and the Company.
4(a)(3)        10    Third Amendment dated December 12, 1997 to Note Purchase
                     Agreement dated October 1, 1994 between various insurance
                     companies and the Company.
4(a)(4)        12    Fourth Amendment dated July 1, 1998 to Note Purchase
                     Agreement dated October 1, 1994 between various insurance
                     companies and the Company
4(a)(5)        12    Limited Waiver dated July 27, 1998 to First Amended and
                     Restated 9.12% Senior Notes due November 1, 2001 Issued
                     Under Note Purchase Agreement dated as of October 1, 1994
4(b)            6    Note Purchase Agreement dated August 1, 1996 between various insurance companies and the Company and the related form of note.
4(b)(1)        10    First Amendment dated December 12, 1997 to Note Purchase
                     Agreement dated August 1, 1996 between various insurance
                     companies and the Company.
4(b)(2)        12    Second Amendment dated July 1, 1998 to Note Purchase
                     Agreement dated August 1, 1996 between various insurance
                     companies and the Company
4(b)(3)        12    Limited Waiver dated July 12, 1998 to First Amended and
                     Restated 8.24% Senior Notes due July 1, 2001 Issued Under
                     Note Purchase Agreement dated as of August 1, 1996
4(c)            7    Second Amended and Restated $150,000,000 Line of Credit and
                     $100,000,000 Revolving Credit Agreement dated December 4,
                     1996 between the Company, Comerica Bank as agent and LaSalle
                     National Bank and The Bank of New York as co-agents, and
                     various commercial banks.
4(c)(1)         9    First Amendment and Consent, dated June 4, 1997, to Second
                     Amended and Restated Credit Agreement dated as of December
                     4, 1996 and a memorandum evidencing extension of maturity
                     dates.
4(c)(2)        10    Second Amendment dated December 12, 1997 to Second Amended and Restated Credit Agreement dated as of December 4, 1996.
4(c)(3)        11    Third Amendment dated May 11, 1998 to Second Amended and
                     Restated Credit Agreement dated as of December 4, 1996
4(c)(4)        12    Fourth Amendment dated July 30, 1998 to Second Amended and
                     Restated Credit Agreement dated as of December 4, 1996
4(e)            8    Note Purchase Agreement dated March 25, 1997 between various insurance companies and the Company and related form of
                     note.

  EXHIBIT
    NO.                                      DESCRIPTION
  -------                                    -----------
4(e)(1)        10    First Amendment dated December 12, 1997 to Note Purchase
                     Agreement dated March 25, 1997 between various insurance
                     companies and the Company
4(e)(2)        12    Second Amendment dated July 1, 1998 to Note Purchase
                     Agreement dated March 25, 1997 between various insurance
                     companies and the Company
4(e)(3)        12    Limited Waiver dated July 27, 1998 to First Amended and
                     Restated 8.02% Senior Notes due October 1, 2001 Issued Under
                     Note Purchase Agreement dated as of March 25, 1997
4(f)           12    Note Purchase Agreement dated July 7, 1998 among Kitty Hawk
                     Funding Corporation, CAC Funding Corp. and NationsBank, N.A.
4(f)(1)        12    Security Agreement dated July 7, 1998 among Kitty Hawk
                     Funding Corporation, CAC Funding Corp., the Company and
                     NationsBank, N.A.
4(f)(2)        12    Servicing Agreement dated July 7, 1998 between CAC Funding
                     Corp. and the Company
4(f)(3)        12    Contribution Agreement dated July 7, 1998 between the
                     Company and CAC Funding Corp.
4(g)(1)        14    Security Agreement dated December 15, 1998 between Comerica
                     Bank, as Collateral Agent, and the Company
4(g)(2)        14    Intercreditor Agreement dated as of December 15, 1998 among
                     Comerica Bank, as Collateral Agent, and various lenders and note holders
4(g)(3)        14    Deed of Charge, dated December 17, 1998 between Comerica
                     Bank, as Collateral Agent, and the Company
NOTE:                Other instruments, notes or extracts from agreements
                     defining the rights of holders of long-term debt of the
                     Company or its subsidiaries have not been filed because (i)
                     in each case the total amount of long-term debt permitted
                     thereunder does not exceed 10% of the Company's consolidated assets, and (ii) the Company hereby agrees that it will
                     furnish such instruments, notes and extracts to the
                     Securities and Exchange Commission upon its request.
10(b)(1)        5    Amended and Restated Services Agreement dated April 17, 1996 between the Company and Larry Lee's Auto Finance Center,
                     Inc. d/b/a Dealer Enterprise Group.
10(d)(4)        2    Form of Addendum 3 to Servicing Agreement (Multiple Lots).
10(d)(5)        4    Prior form of Servicing Agreement, including form of
                     Addendum 1 to Servicing Agreement (CAC Life) and form of
                     Addendum 2 to Servicing Agreement (BVPP, Inc.).
10(d)(6)       14    Current form of Servicing Agreement, including Addendum 1
                     and Addendum 2.
10(e)           1    Promissory Notes dated various dates, to the Company, from various affiliated companies.
10(f)(3)        9    Credit Acceptance Corporation 1992 Stock Option Plan, as
                     amended and restated May 1997.
10(g)           1    Promissory Note dated May 3, 1991 to the Company from
                     Richard E. Beckman and related assignment.
10(n)(5)       10    Credit Acceptance Corporation Management Incentive
                     Plan -- Fiscal Year 1998
10(o)(1)        7    Credit Acceptance Corporation Stock Option Plan for Dealers,
                     as amended January 22, 1997
10(o)(2)       13    Credit Acceptance Corporation Stock Option Plan for Dealers,
                     as amended and restated September 21, 1998.
21(1)          14    Schedule of Credit Acceptance Corporation Subsidiaries
23(1)          14    Consent of Deloitte and Touche LLP
23(2)          14    Consent of Arthur Andersen LLP
27             14    Financial Data Schedule

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

10 Previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1997, and incorporated herein by reference.

11 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

12 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1998, and incorporated herein by reference.

13 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1998, and incorporated herein by reference.

14 Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1999.

                                          CREDIT ACCEPTANCE CORPORATION

                                          By:      /s/ DONALD A. FOSS
                                            ------------------------------------
                                                       Donald A. Foss
                                              Chairman of the Board, President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 24, 1999 on behalf of the registrant and in the capacities indicated.

                       SIGNATURE                                                 TITLE
                       ---------                                                 -----
                   /s/ DONALD A. FOSS                          Chairman of the Board, President and
--------------------------------------------------------       Chief Executive Officer (Principal
                     Donald A. Foss                            Executive Officer)

                  /s/ BRETT A. ROBERTS                         Executive Vice President and Chief
--------------------------------------------------------       Financial Officer (Principal Financial
                    Brett A. Roberts                           Officer)

                 /s/ JOHN P. CAVANAUGH                         Corporate Controller and Assistant
--------------------------------------------------------       Secretary (Principal Accounting Officer)
                   John P. Cavanaugh

                   /s/ HARRY E. CRAIG                          Director
--------------------------------------------------------
                     Harry E. Craig

               /s/ THOMAS A. FITZSIMMONS                       Director
--------------------------------------------------------
                 Thomas A. FitzSimmons

                 /s/ DAVID T. HARRISON                         Director
--------------------------------------------------------
                   David T. Harrison

                   /s/ SAM M. LAFATA                           Director
--------------------------------------------------------
                     Sam M. LaFata

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                      DESCRIPTION
  -------                                    -----------
3(a)(1)         9    Articles of Incorporation, as amended July 1, 1997
3(b)            3    Bylaws of the Company, as amended
4(a)            2    Note Purchase Agreement dated October 1, 1994 between
                     various insurance companies and the Company and related form of note.
4(a)(1)         4    First Amendment dated November 15, 1995 to Note Purchase
                     Agreement dated October 1, 1994 between various insurance
                     companies and the Company.
4(a)(2)         6    Second Amendment dated August 29, 1996 to Note Purchase
                     Agreement dated October 1, 1994 between various insurance
                     companies and the Company.
4(a)(3)        10    Third Amendment dated December 12, 1997 to Note Purchase
                     Agreement dated October 1, 1994 between various insurance
                     companies and the Company.
4(a)(4)        12    Fourth Amendment dated July 1, 1998 to Note Purchase
                     Agreement dated October 1, 1994 between various insurance
                     companies and the Company
4(a)(5)        12    Limited Waiver dated July 27, 1998 to First Amended and
                     Restated 9.12% Senior Notes due November 1, 2001 Issued
                     Under Note Purchase Agreement dated as of October 1, 1994
4(b)            6    Note Purchase Agreement dated August 1, 1996 between various insurance companies and the Company and the related form of note.
4(b)(1)        10    First Amendment dated December 12, 1997 to Note Purchase
                     Agreement dated August 1, 1996 between various insurance
                     companies and the Company.
4(b)(2)        12    Second Amendment dated July 1, 1998 to Note Purchase
                     Agreement dated August 1, 1996 between various insurance
                     companies and the Company
4(b)(3)        12    Limited Waiver dated July 12, 1998 to First Amended and
                     Restated 8.24% Senior Notes due July 1, 2001 Issued Under
                     Note Purchase Agreement dated as of August 1, 1996
4(c)            7    Second Amended and Restated $150,000,000 Line of Credit and
                     $100,000,000 Revolving Credit Agreement dated December 4,
                     1996 between the Company, Comerica Bank as agent and LaSalle
                     National Bank and The Bank of New York as co-agents, and
                     various commercial banks.
4(c)(1)         9    First Amendment and Consent, dated June 4, 1997, to Second
                     Amended and Restated Credit Agreement dated as of December
                     4, 1996 and a memorandum evidencing extension of maturity
                     dates.
4(c)(2)        10    Second Amendment dated December 12, 1997 to Second Amended and Restated Credit Agreement dated as of December 4, 1996.
4(c)(3)        11    Third Amendment dated May 11, 1998 to Second Amended and
                     Restated Credit Agreement dated as of December 4, 1996
4(c)(4)        12    Fourth Amendment dated July 30, 1998 to Second Amended and
                     Restated Credit Agreement dated as of December 4, 1996
4(e)            8    Note Purchase Agreement dated March 25, 1997 between various insurance companies and the Company and related form of
                     note.
4(e)(1)        10    First Amendment dated December 12, 1997 to Note Purchase
                     Agreement dated March 25, 1997 between various insurance
                     companies and the Company
4(e)(2)        12    Second Amendment dated July 1, 1998 to Note Purchase
                     Agreement dated March 25, 1997 between various insurance
                     companies and the Company
4(e)(3)        12    Limited Waiver dated July 27, 1998 to First Amended and
                     Restated 8.02% Senior Notes due October 1, 2001 Issued Under
                     Note Purchase Agreement dated as of March 25, 1997

  EXHIBIT
    NO.                                      DESCRIPTION
  -------                                    -----------
4(f)           12    Note Purchase Agreement dated July 7, 1998 among Kitty Hawk
                     Funding Corporation, CAC Funding Corp. and NationsBank, N.A.
4(f)(1)        12    Security Agreement dated July 7, 1998 among Kitty Hawk
                     Funding Corporation, CAC Funding Corp., the Company and
                     NationsBank, N.A.
4(f)(2)        12    Servicing Agreement dated July 7, 1998 between CAC Funding
                     Corp. and the Company
4(f)(3)        12    Contribution Agreement dated July 7, 1998 between the
                     Company and CAC Funding Corp.
4(g)(1)        14    Security Agreement dated December 15, 1998 between Comerica
                     Bank, as Collateral Agent, and the Company
4(g)(2)        14    Intercreditor Agreement dated as of December 15, 1998 among
                     Comerica Bank, as Collateral Agent, and various lenders and note holders
4(g)(3)        14    Deed of Charge, dated December 17, 1998 between Comerica
                     Bank, as Collateral Agent, and the Company
NOTE:                Other instruments, notes or extracts from agreements
                     defining the rights of holders of long-term debt of the
                     Company or its subsidiaries have not been filed because (i)
                     in each case the total amount of long-term debt permitted
                     thereunder does not exceed 10% of the Company's consolidated assets, and (ii) the Company hereby agrees that it will
                     furnish such instruments, notes and extracts to the
                     Securities and Exchange Commission upon its request.
10(b)(1)        5    Amended and Restated Services Agreement dated April 17, 1996 between the Company and Larry Lee's Auto Finance Center,
                     Inc. d/b/a Dealer Enterprise Group.
10(d)(4)        2    Form of Addendum 3 to Servicing Agreement (Multiple Lots).
10(d)(5)        4    Prior form of Servicing Agreement, including form of
                     Addendum 1 to Servicing Agreement (CAC Life) and form of
                     Addendum 2 to Servicing Agreement (BVPP, Inc.).
10(d)(6)       14    Current form of Servicing Agreement, including Addendum 1
                     and Addendum 2.
10(e)           1    Promissory Notes dated various dates, to the Company, from various affiliated companies.
10(f)(3)        9    Credit Acceptance Corporation 1992 Stock Option Plan, as
                     amended and restated May 1997.
10(g)           1    Promissory Note dated May 3, 1991 to the Company from
                     Richard E. Beckman and related assignment.
10(n)(5)       10    Credit Acceptance Corporation Management Incentive
                     Plan -- Fiscal Year 1998
10(o)(1)        7    Credit Acceptance Corporation Stock Option Plan for Dealers,
                     as amended January 22, 1997
10(o)(2)       13    Credit Acceptance Corporation Stock Option Plan for Dealers,
                     as amended and restated September 21, 1998.
21(1)          14    Schedule of Credit Acceptance Corporation Subsidiaries
23(1)          14    Consent of Deloitte and Touche LLP
23(2)          14    Consent of Arthur Andersen LLP
27             14    Financial Data Schedule

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

10 Previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1997, and incorporated herein by reference.

11 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

12 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1998, and incorporated herein by reference.

13 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1998, and incorporated herein by reference.

14 Filed herewith