Form 10-Q
period 1999-03-31
CREDIT ACCEPTANCE CORPORATION
filed 1999-05-14
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to


                        Commission File Number 000-20202


                          CREDIT ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


MICHIGAN                                                                               38-1999511
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification)

25505 WEST TWELVE MILE ROAD, SUITE 3000
SOUTHFIELD, MICHIGAN                                                                    48034-8339
(Address of principal executive offices)                                                (zip code)


Registrant's telephone number, including area code:  248-353-2700


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

         The number of shares outstanding of Common Stock, par value $.01, on May 13, 1999 was 46,304,354.

                               TABLE OF CONTENTS


                         PART I.--FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - As of December 31, 1998 and March 31, 1999.............................    1

         Consolidated Income Statements - Three months ended March 31, 1998 and March 31, 1999 ...............    2

         Consolidated Statements of Cash Flows - Three months ended March 31, 1998 and March 31, 1999.........    3

         Consolidated Statement of Shareholders' Equity - Three months ended March 31, 1999...................    4

         Notes to Consolidated Financial Statements...........................................................    5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..........................................................................    6

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS..........................................   12

                                             PART II.--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ...................................................................................   13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................   13

SIGNATURES ...................................................................................................   14

INDEX OF EXHIBITS.............................................................................................   15

EXHIBITS......................................................................................................   16


                         PART I. -FINANCIAL INFORMATION

ITEM 1. -FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                   AS OF                      AS OF
                                                                                  12/31/98                   3/31/99
                                                                               -------------------------------------
(Dollars in thousands)                                                                                   (UNAUDITED)

ASSETS:
       Cash and cash equivalents.............................................     $    13,775           $    19,308
       Investments...........................................................          10,191                10,371

       Installment contracts receivable .....................................         671,768               612,506
       Allowance for credit losses...........................................          (7,075)               (5,849)
                                                                                  -----------           -----------

             Installment contracts receivable, net...........................         664,693               606,657

       Retained interest in securitization...................................          13,229                13,731
       Floor plan receivables................................................          14,071                15,928
       Notes receivable......................................................           2,278                 2,239
       Property and equipment, net...........................................          20,627                20,363
       Other assets..........................................................          13,065                13,051
                                                                                  -----------           -----------

TOTAL ASSETS ................................................................     $   751,929           $   701,648
                                                                                  ===========           ===========
LIABILITIES:
       Senior notes..........................................................     $   136,165           $   136,165
       Lines of credit.......................................................         79, 067                46,969
       Mortgage loan payable to bank.........................................           3,566                 3,504
       Income taxes payable..................................................             776                 4,534
       Accounts payable and accrued liabilities..............................          22,423                26,349
       Deferred dealer enrollment fees, net..................................             296                   185
       Dealer holdbacks, net.................................................         222,275               194,254
       Deferred income taxes, net............................................          11,098                 9,998
                                                                                  -----------           -----------

TOTAL LIABILITIES............................................................         475,666               421,958
                                                                                  -----------           -----------
SHAREHOLDERS' EQUITY
       Common stock..........................................................             463                   463
       Paid-in capital.......................................................         129,914               130,024
       Retained earnings.....................................................         142,989               148,368
       Cumulative translation adjustment.....................................           2,897                   835
                                                                                  -----------           -----------

TOTAL SHAREHOLDERS' EQUITY...................................................         276,263               279,690
                                                                                  -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................     $   751,929           $   701,648
                                                                                  ===========           ===========


                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                                ------------------------------------
(Dollars in thousands, except per share data)                                       3/31/98                3/31/99
--------------------------------------------------------------------------------------------------------------------

REVENUE:
       Finance charges.......................................................     $    28,055           $    19,405
       Premiums earned ......................................................           2,923                 2,445
       Other income..........................................................           8,332                 8,511
                                                                                  -----------           -----------

              Total revenue .................................................          39,310                30,361

COSTS AND EXPENSES:
       Operating expenses....................................................          14,621                14,549
       Provision for credit losses...........................................           5,796                 2,136
       Provision for claims..................................................           1,035                   831
       Interest..............................................................           7,346                 4,527
                                                                                  -----------           -----------

              Total costs and expenses ......................................          28,798                22,043
                                                                                  -----------           -----------

Operating income.............................................................          10,512                 8,318
                                                                                  -----------           -----------

       Foreign exchange gain(loss)...........................................              12                   (45)
                                                                                  -----------           -----------

Income before provision for income taxes.....................................          10,524                 8,273
       Provision for income taxes............................................           3,637                 2,894
                                                                                  -----------           -----------

Net income...................................................................     $     6,887           $     5,379
                                                                                  ===========           ===========

Net income per common share:

       Basic.................................................................     $      0.15           $      0.12
                                                                                  ===========           ===========

       Diluted...............................................................     $      0.15           $      0.12
                                                                                  ===========           ===========

Weighted average shares outstanding:

       Basic.................................................................      46,113,115            46,298,904
                                                                                  ===========           ===========

       Diluted...............................................................      46,949,673            46,705,859
                                                                                  ===========           ===========

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                          THREE MONTHS ENDED
                                                                                  ----------------------------------
(Dollars in thousands)                                                              3/31/98                3/31/99
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income..............................................................     $     6,887           $     5,379
         Adjustments to reconcile net income to net cash
              provided by operating activities -
              Credit for deferred income taxes...............................          (1,287)               (1,100)
              Depreciation and amortization..................................             923                 1,099
              Amortization on retained interest in securitization............               -                  (502)
              Provision for credit losses....................................           5,796                 2,136
              Dealer stock option plan expense...............................               -                    33
         Change in operating assets and liabilities -
              Accounts payable and accrued liabilities.......................           6,636                 3,926
              Income taxes payable...........................................           7,049                 3,758
              Deferred dealer enrollment fees, net...........................            (332)                 (111)
              Unearned insurance premiums, insurance reserves, and fees......            (214)                 (409)
              Other assets...................................................          20,025                    14
                                                                                  -----------           -----------

                  Net cash provided by operating activities..................          45,483                14,223
                                                                                  ===========           ===========

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal collected on installment contracts receivable.................         103,122                94,350
     Advances to dealers and payments of dealer holdback.....................         (95,316)              (66,062)
     Net purchases of marketable securities..................................            (293)                 (180)
     Decrease (increase) in floor plan receivables...........................             126                (1,857)
     Decrease (increase) in notes receivable.................................            (191)                   39
     Purchase of property and equipment......................................            (572)                 (835)
                                                                                  -----------           -----------

                  Net cash provided by investing activities..................           6,876                25,455
                                                                                  ===========           ===========

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of mortgage loan payable to bank..............................             (58)                  (62)
     Net repayments under line of credit agreement...........................         (40,553)              (32,098)
     Proceeds from stock options exercised...................................               -                    77
                                                                                  -----------           -----------

                  Net cash used in financing activities......................         (40,611)              (32,083)
                                                                                  -----------           -----------

                  Effect of exchange rate changes on cash....................            (108)               (2,062)
                                                                                  -----------           -----------

NET INCREASE IN CASH.........................................................          11,640                 5,533
     Cash and cash equivalents - beginning of period.........................             349                13,775
                                                                                  -----------           -----------

     Cash and cash equivalents - end of period...............................     $    11,989           $    19,308
                                                                                  ===========           ===========

                          CREDIT ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                                                                                                       Accumulated
                                                  Total                                                                   Other
                                               Shareholders'   Comprehensive      Common      Paid In    Retained     Comprehensive
                                                  Equity           Income         Stock       Capital    Earnings         Income
                                                  ------           ------         -----       -------    --------         ------

Balance - December 31, 1998...........         $  276,263      $               $     463    $ 129,914   $  142,989     $   2,897
  Comprehensive income:
     Net income.......................              5,379           5,379                                    5,379
                                                               ----------
     Other comprehensive income:
       Foreign currency translation
         adjustment...................            (2,062)         (2,062)                                                 (2,062)
       Tax on other comprehensive
           income.....................                                722
                                                               ----------
       Other comprehensive income.....                            (1,340)
                                                               ----------
  Total comprehensive income..........                         $    4,039
                                                               ==========
  Stock options exercised.............                 77                                          77
  Dealer stock option plan expense....                 33                                          33
                                               ----------                      ---------    ---------   ----------     ---------
Balance - March 31, 1999..............         $  279,690                      $     463    $ 130,024   $  148,368     $     835
                                               ==========                      =========    =========   ==========     =========


                          CREDIT ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

3.       NEW ACCOUNTING STANDARDS

         In the first quarter of 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on the capitalization of software for internal use. The Company adopted SOP 98-1 effective January 1, 1999, as required. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial position or results of operations.

4.       BUSINESS SEGMENT INFORMATION

         The Company operates in two reportable business segments: North American Automotive Finance and U.K./Ireland Automotive Finance. Selected segment information is set forth below:


                                                                          Three Months Ended
                                                                                March 31
                                                             ---------------------------------------------
                                                                     1998                      1999
                                                             ---------------------     -------------------
Total revenue:
     North American Automotive Finance..................          $  31,456                 $   22,738
     U.K./Ireland Automotive Finance....................              6,114                      4,023
     All Other..........................................              1,740                      3,600
                                                                  ---------                 ----------
                                                                     39,310                     30,361
                                                                  =========                 ==========
Earnings before interest and taxes:
     North American Automotive Finance..................             13,535                      9,926
     U.K./Ireland Automotive Finance....................              3,497                      1,922
     All Other..........................................                838                        952
                                                                  ---------                 ----------
                                                                     17,870                     12,800
                                                                  =========                 ==========
Reconciliation of total earnings before interest and
  taxes to consolidated income before provision for
  income taxes:
     Total earnings before interest and taxes...........             17,870                     12,800
     Interest expense...................................             (7,346)                    (4,527)
                                                                  ---------                 ----------
Consolidated income before provision for income taxes...          $  10,524                 $    8,273
                                                                  =========                 ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

TOTAL REVENUE. Total revenue decreased from $39.3 million for the three months ended March 31, 1998 to $30.4 million for the same period in 1999, representing a decrease of 22.8%. This decrease is primarily due to a decrease in finance charge revenue resulting from a decrease in the average installment contracts receivable balance. The decrease in the average installment contracts receivable balance is primarily the result of collections on and charge offs of installment contracts exceeding contract originations for the period. The Company's volume of contract originations has decreased as the Company has continued implementing more conservative advance programs and limited business with marginally profitable and unprofitable dealers. Based on reviews of dealer profitability, the Company continues to monitor its relationships with dealers and discontinues or adjusts these relationships as deemed necessary.

The average yield on the Company's installment contract portfolio, calculated using finance charge revenue divided by average installment contracts receivable, was approximately 11.2% and 12.1% for the three months ended March 31, 1998 and 1999, respectively. The increase in the average yield is due to a decrease in the percentage of installment contracts which were in non-accrual status as well as improvements in collection levels on non-accrual installment contracts. The percentage of installment contracts which were in non-accrual status was 33.2% and 29.1% as of March 31, 1998 and 1999, respectively.

Premiums earned increased, as a percent of total revenue, from 7.4% for the three months ended March 31, 1998 to 8.1% for the same period in 1999. Premiums on the Company's service contract program are earned on a straight-line basis over the life of the service contracts. Premiums reinsured under the Company's credit life and collateral protection insurance programs are earned over the life of the contracts using the pro rata and sum-of-digits methods. As a result of these revenue recognition methods, premiums earned decreased at a slower rate than the decrease in finance charges. In addition, the increase is due to an increase in the penetration rate of the Company's service contract and credit life insurance programs.

Other income increased, as a percent of total revenue, from 21.2% for the three months ended March 31, 1998 to 28.0% for the same period in 1999. The increase is primarily due to i) revenues from the Company's auction services business which the Company began operating in June 1998; ii) an increase in revenues from the Company's credit reporting subsidiary (which the Company sold on May 7, 1999) and iii) servicing fees and interest earned on the retained interest in securitization resulting from the Company's securitization of advance receivables in July 1998. The increase is partially offset by i) a decrease in fees earned on third party service contract products offered by dealers on installment contracts, as the volume of this business has declined proportionately with the decrease in installment contract originations and ii) a decrease in earned dealer enrollment fees due to a decline in the number of dealers enrolling in the Company's financing program. Dealer enrollment fees are deferred and amortized on a straight-line basis over the estimated repayment term of the outstanding dealer advance.

OPERATING EXPENSES. Operating expenses, as a percent of total revenue, increased from 37.2% for the three months ended March 31, 1998 to 47.9% for the same period in 1999. Operating expenses consist primarily of salaries and wages, general and administrative, and sales and marketing expenses.

The increase, as a percent of revenue, is primarily due to an increase in salaries and wages. Salaries and wages increased principally due to increases in the Company's average wage rates necessary to attract and retain quality personnel and the Company's purchase of the auction services business in June 1998. The increase in operating expenses is partially offset by a decrease in sales and marketing expenses. These expenses decreased primarily due to reductions in sales commissions as a result of lower contract origination volumes and reductions in the Company's total sales force. The decrease in sales and marketing expenses is also the result of decreases in advertising due to the termination of the Company's customer lead generating program.

PROVISION FOR CREDIT LOSSES. The amount provided for credit losses, as a percent of total revenue, decreased from 14.7% for the three months ended March 31, 1998 to 7.0% for the same period in 1999. The provision for credit losses consists of two components: (i) a provision for loan losses for the earned but unpaid servicing fee or finance charge recognized on contractually delinquent installment contracts and (ii) a provision for losses on advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio. The decrease is primarily due to lower provisions needed for advance losses, based on improvements in the Company's loan performance as measured by the static pool analysis. Advance balances are continually reviewed by management utilizing the Company's loan servicing system which allows management to estimate future collections for each dealer pool using historical loss experience and a dealer by dealer static pool analysis. In addition, the decrease is also due to lower provisions needed for loan losses primarily resulting from the decrease in the percent of non-accrual installment contracts receivable which were 33.2% and 29.1% of gross receivables as of March 31, 1998 and 1999, respectively.

PROVISION FOR CLAIMS. The amount provided for insurance and service contract claims, as a percent of total revenue, increased from 2.6% during the three months ended March 31, 1998 to 2.7% during the same period in 1999. This increase corresponds with the increase, as a percent of total revenue, in premiums earned from 7.4% for the three months ended March 31, 1998 to 8.1% for the same period in 1999. The Company has established claims reserves on accumulated estimates of claims reported but unpaid plus estimates of incurred but unreported claims.

INTEREST EXPENSE. Interest expense, as a percent of total revenue, decreased from 18.7% for the three months ended March 31, 1998 to 14.9% for the same period in 1999. The decrease in interest expense is primarily the result of a decrease in the amount of average outstanding borrowings, which results from i) the positive cash flow generated primarily from collections on installment contracts receivable exceeding cash advances to dealers and payments of dealer holdbacks and ii) $49.3 million raised in July 1998 from the securitization of advance receivables. The decrease was partially offset by higher average interest rates during the 1999 period. The increase in the average interest rates is the result of a 25 basis point increase in the interest rate on outstanding borrowings under the Company's senior notes resulting from amendments to the note purchase agreements due to the Company's securitization of advance receivables in July 1998.

OPERATING INCOME. As a result of the aforementioned factors, operating income decreased from $10.5 million for the three months ended March 31, 1998 to $8.3 million for the same period in 1999, representing a decrease of 20.9%.

FOREIGN EXCHANGE GAIN (LOSS). The Company incurred a foreign exchange gain of $12,000 for the three months ended March 31, 1998 and a foreign exchange loss of $45,000 for the same period in 1999. The losses result from the effect of exchange rate fluctuations between the U.S. dollar and foreign currencies on unhedged intercompany balances between the Company and its subsidiaries which operate outside the United States.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased from $3.6 million during the three months ended March 31, 1998 to $2.9 million during the same period in 1999. The decrease is due to a lower level of pretax income in 1999. For the three months ended March 31, the effective tax rate was 34.6% in 1998 and 35.0% in 1999. The increase in the effective tax rate is primarily due to a lower percentage of the Company's consolidated pretax income being earned by the Company's United Kingdom subsidiary in 1999, where the statutory rate is lower than the U.S. statutory tax rate.

INSTALLMENT CONTRACTS RECEIVABLE

         The following table summarizes the composition of installment contracts receivable at the dates indicated:

                                                                                      As of              As of
(Dollars in thousands)                                                              12/31/98            3/31/99
----------------------                                                              --------            -------

                                                                                                      (UNAUDITED)

Gross installment contracts receivable....................................        $  794,831         $   724,946
Unearned finance charges..................................................          (114,617)           (104,403)
Unearned insurance premiums, insurance reserves, and fees.................            (8,446)             (8,037)
                                                                                  ----------         -----------

Installment contracts receivable..........................................        $  671,768         $   612,506
                                                                                  ==========         ===========


         A summary of changes in gross installment contracts receivable is as follows:


                                                                                       THREE MONTHS ENDED
                                                                                 ------------------------------
(Dollars in thousands)                                                            3/31/98            3/31/99
----------------------                                                            -------            -------

                                                                                          (UNAUDITED)

Balance - beginning of period.............................................       $1,254,858        $   794,831
Gross amount of installment contracts accepted............................          202,965            127,980
Cash collections on installment contracts receivable......................         (139,104)          (111,503)
Charge offs...............................................................         (174,889)           (82,543)
Currency translation......................................................             (361)            (3,819)
                                                                                -----------        -----------

Balance - end of period...................................................       $1,143,469        $   724,946
                                                                                ===========        ===========

DEALER HOLDBACKS

         The following table summarizes the composition of dealer holdbacks at the dates indicated:


                                                                                      As of             As of
(Dollars in thousands)                                                              12/31/98           3/31/99
----------------------                                                              --------           -------

                                                                                                     (UNAUDITED)

Dealer holdbacks..........................................................        $   634,102        $   578,418
Less:  Advances (net of reserves of $19,954 and $16,884 at
       December 31, 1998 and March 31, 1999, respectively)................           (411,827)          (384,164)
                                                                                  -----------        -----------

Dealer holdbacks, net.....................................................        $   222,275        $   194,254
                                                                                  ===========        ===========

CREDIT POLICY AND EXPERIENCE

         When an installment contract is assigned to the Company by a participating dealer, the Company generally pays a cash advance to the dealer. The Company maintains a reserve against advances to dealers that are not expected to be recovered through collections on the related installment contract portfolio. For purposes of establishing the reserve, future collections are reduced to present-value in order to achieve a level yield over the remaining term of the advance equal to the expected yield at the origination of the impaired advance. The Company's loan servicing system allows the Company to estimate future collections for each dealer pool using historical loss experience and a dealer by dealer static pool analysis. Future reserve requirements will depend in part on the magnitude of the variance between management's prediction of future collections and the actual collections that are realized. The Company charges off dealer advances against the reserve at such time and to the extent that the Company's static pool analysis determines that the advance is completely or partially impaired.

         The Company also maintains an allowance for credit losses which, in the opinion of management, adequately reserves against losses in the portfolio of receivables. The risk of loss to the Company related to the installment contracts receivable balances relates primarily to the earned but unpaid servicing fee recognized on contractually delinquent accounts. Servicing fees, which are booked as finance charges, are recognized under the interest method of accounting until the underlying obligation is 90 days past due on a recency basis. At such time, the Company suspends the accrual of revenue and makes a provision for credit losses equal to the earned but unpaid revenue. In all cases, contracts on which no material payment has been received for nine months are charged off against dealer holdbacks, unearned finance charges and the allowance for credit losses.

         Ultimate losses may vary from current estimates and the amount of provision, which is a current expense, may be either greater or less than actual charge offs.

         The following tables set forth information relating to charge offs, the allowance for credit losses, and the reserve on advances.


                                                                                       THREE MONTHS ENDED
                                                                                  ---------------------------
(Dollars in thousands)                                                            3/31/98             3/31/99
----------------------                                                            -------             -------

CHARGE OFFS                                                                               (UNAUDITED)

Charged against dealer holdbacks..........................................      $   139,869        $    66,053
Charged against unearned finance charges).................................           31,348             15,107
Charged against allowance for credit losses...............................            3,672              1,383
                                                                                -----------        -----------

Total contracts charged off...............................................      $   174,889        $    82,543
                                                                                ===========        ===========

Net charge offs against the reserve on advances...........................      $         -        $     4,882
                                                                                ===========        ===========





                                                                                      THREE MONTHS ENDED
                                                                                  ---------------------------
(Dollars in thousands)                                                            3/31/98            3/31/99
----------------------                                                            -------            -------

ALLOWANCE FOR CREDIT LOSSES                                                               (UNAUDITED)

Balance - beginning of period.............................................      $    13,119        $     7,075
Provision for loan losses.................................................            1,030                192
Charge offs...............................................................           (3,672)            (1,383)
Currency translation......................................................               (4)               (35)
                                                                                -----------        -----------

Balance - end of period...................................................      $    10,473        $     5,849
                                                                                ===========        ===========


                                                                                      THREE MONTHS ENDED
                                                                                  ---------------------------
(Dollars in thousands)                                                            3/31/98             3/31/99
----------------------                                                            -------             -------

RESERVE ON ADVANCES                                                                      (UNAUDITED)

Balance - beginning of period.............................................      $    16,369        $    19,954
Provision for advance losses..............................................            4,766              1,944
Advance reserve fees......................................................              152                  4
Charge offs...............................................................                -            (4,882)
Currency translation......................................................             (25)              (136)
                                                                                -----------        -----------

Balance - end of period...................................................      $    21,262        $    16,884
                                                                                ===========        ===========




                                                                                             AS OF
                                                                                  ---------------------------
(Dollars in thousands)                                                             3/31/98           3/31/99
----------------------                                                             -------           -------

CREDIT RATIOS                                                                             (UNAUDITED)
Allowance for credit losses as a percent of gross installment
   contracts receivable...................................................              0.9%             0.8%
Reserve on advances as a percent of advances..............................              3.7%             4.2%
Gross dealer holdbacks as a percent of gross installment
   contracts receivable...................................................             79.8%            79.8%

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal need for capital is to fund cash advances made to dealers in connection with the acceptance of installment contracts and for the payment of dealer holdbacks to dealers who have repaid their advance balances. These cash outflows to dealers decreased from $95.3 million during the three months ended March 31, 1998 to $66.1 million during the same period in 1999. These amounts have historically been funded from cash collections on installment contracts, cash provided by operating activities and draws under the Company's credit agreements. The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. During the first three months of 1999, the Company paid down approximately $32.1 million on its $125 million credit agreement. The positive cash flow during the period is primarily a result of collections on installment contracts receivable exceeding cash advances to dealers and payments of dealer holdbacks.

         The Company has a $125 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 15, 1999 and is subject to annual extensions for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The agreement provides that interest is payable at the Eurocurrency rate plus 140 basis points, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to six months. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt-to-equity, debt to advances, debt to gross installment contracts receivable, advances to installment contracts receivable, fixed charges to net income, limits on the Company's investment in its foreign subsidiaries and requirements that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured through a lien on most of the Company's assets on an equal and ratable basis with the Company's senior notes. As of March 31, 1999, there was approximately $47.0 million outstanding under this facility.

         When borrowing to fund the operations of its foreign subsidiaries, the Company's policy is to borrow funds denominated in the currency of the country in which the subsidiary operates, thus mitigating the Company's exposure to foreign exchange fluctuations.

         As the Company's $125 million credit facility expires on June 15, 1999, the Company will be required to renew the facility or refinance any amounts outstanding under this facility on or before such date. As of May 11, 1999, there was approximately $36.8 million outstanding under this facility. The Company believes that the $125 million credit facility will be renewed with similar terms. In addition, in 1999, the Company has $42.2 million of principal maturing on its senior notes, which the Company expects to repay from cash generated from operations and various financing alternatives available.

         On April 26, 1999, the Company refinanced a mortgage loan on its headquarters which resulted in net proceeds to the Company of approximately $5.0 million. These proceeds were used to reduce amounts outstanding under the Company's $125 million credit facility. The Company has received approval, subject to satisfying certain conditions, from a large commercial bank for the securitization of advance receivables. This transaction is expected to yield net proceeds to the Company of approximately $50 million which will be used to repay amounts outstanding under the credit facility.

         On May 7, 1999, the Company sold its credit reporting services subsidiary for $20.5 million in cash. The net proceeds from the sale were used to reduce the outstanding indebtedness under the Company's $125 million credit facility. In connection with this transaction, the Company will report an after tax gain of approximately $9 million in the second quarter of 1999.

         Pending the appeal of the Missouri Litigation (described in Part II,
Item 1), the Company may be required to post a bond or letter of credit, which would reduce availability under the Company's credit agreement. Based upon anticipated cash flows, management believes that amounts available under its credit agreement, cash flow from operations and various financing alternatives available will provide sufficient financing for current debt maturities and for future operations. Failure to complete the refinancing or failure to obtain other financing alternatives may have a material adverse effect on the Company's operations.

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

         State of Readiness. The Company employs three major computer systems in its U.S. Operations: (i) the Application and Contract System (ACS) which is used from the time a dealer faxes an application to the Company until the contract is received and funded, (ii) the Loan Servicing System (LSS) which contains all loan and payment information and is the primary source for management information reporting, and (iii) the Collection System (CS) which is used by the Company's collections personnel to track and service all active customer accounts. The ACS and LSS went into production in 1997 and were developed in Oracle 7.3 and Oracle Forms 4.5 which are year 2000 compliant. The CS is a third party software package which has been upgraded to be year 2000 compliant.

         The Company employs one major computer system in its United Kingdom operations which is a third party software package. The vendor has certified to the Company that the system is year 2000 compliant.

         The Company has finished testing all of its mission critical computer systems to ensure year 2000 compliance. All non-mission critical computer systems are anticipated to be year 2000 compliant by June 30, 1999.

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

         Costs. The Company expects that all software installations or other modifications will be expensed as incurred, while the cost for new software will be capitalized and amortized over the software's useful life. At this time, the Company anticipates spending no more than $50,000 in its efforts to become year 2000 compliant, of which approximately $35,000 has been spent to date. Estimates of time, cost and risks are based on currently available information. Developments that could affect estimates include, without limitation, the availability of trained personnel, the ability to locate and correct all non-compliant systems, cooperation and remediation success of third parties material to the Company, and the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or third parties.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 1998 Annual Report on Form 10-K.

                           PART II.--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously disclosed in the Company's 1998 Annual Report on Form 10-K, the Company is currently a defendant in a class action proceeding commenced on October 15, 1996 in the United States District Court for the Western District of Missouri seeking money damages resulting for alleged violations of a number of state and federal consumer protection laws (the "Missouri Litigation"). On October 9, 1997, the Court certified two classes on the claims brought against the Company. On August 4, 1998, the Court granted partial summary judgment on liability in favor of the plaintiffs based upon the Court's finding of certain violations but denied summary judgment on certain other claims. The Court also entered a number of permanent injunctions, which among other things, restrain the Company from collecting the amounts found to be uncollectible. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable as of right, the Company has appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit. Oral argument on the Company's appeal was heard on April 19, 1999. The Company believes that its appeal has substantial merit. Plaintiffs have filed a cross appeal. A trial on the remaining claims, as well as on damages, is not expected to be scheduled until after the appeal has been concluded. Should the Company's appeal be unsuccessful, the potential damages could have a material adverse impact on the Company's financial position, liquidity and results of operations.

Also, as previously disclosed in the Company's 1998 Annual Report on Form 10-K, during the first quarter of 1998, several putative class action complaints were filed against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of Michigan seeking money damages for alleged violations of the federal securities laws. On August 14, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases, was filed. The Complaint generally alleged that the Company's financial statements issued during the period August 14, 1995 through October 22, 1997 did not accurately reflect the Company's true financial condition and results of operations because such reported results failed to be in accordance with generally accepted accounting principles and such results contained material accounting irregularities in that they failed to reflect adequate reserves for credit losses. The Complaint further alleged that the Company issued public statements during the alleged class period which fraudulently created the impression that the Company's accounting practices were proper. On April 23, 1999, the Court granted the Company's motion to dismiss the Complaint and entered a final judgment dismissing the action with prejudice. On May 6, 1999, plaintiffs filed a motion for reconsideration of the order dismissing the Complaint or, in the alternative, for leave to file an amended complaint. The Court has not yet ruled on that motion. In the event the Complaint were to be reinstated, or a further amended complaint were to be permitted, the Company would continue vigorously to defend this action. While management believes it has meritorious legal and factual defenses, an adverse ultimate disposition of this litigation could have a material adverse impact on the Company's financial position, liquidity and results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)        Exhibits

                      See Index of Exhibits following the signature page.

           (b)        Reports on Form 8-K

                      The Company was not required to file a current report on Form 8-K during the quarter ended March 31, 1999 and none were filed during that period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CREDIT ACCEPTANCE CORPORATION
                                   (Registrant)

                                   /S/ BRETT A. ROBERTS
                                   ---------------------------------------------
                                   BRETT A. ROBERTS
                                   Executive Vice President and Chief Financial
                                     Officer
                                   May 14, 1999

                                   (Principal Financial Officer)

                                   /S/ JOHN P. CAVANAUGH
                                   ---------------------------------------------
                                   JOHN P. CAVANAUGH
                                   Corporate Controller and Assistant Secretary
                                   May 14, 1999

                                   (Principal Accounting Officer)

                                INDEX OF EXHIBITS

EXHIBIT               DESCRIPTION

4(a) (6) Fifth Amendment dated April 13, 1999 to Note Purchase Agreement dated October 1, 1994 between various insurance companies and the Company

4(b) (4) Third Amendment dated April 13, 1999 to Note Purchase Agreement dated August 1, 1996 between various insurance companies and the Company

4(e) (4) Third Amendment dated April 13, 1999 to Note Purchase Agreement dated March 25, 1997 between various insurance companies and the Company

27                    Financial Data Schedule