Form 10-Q
period 1999-06-30
CREDIT ACCEPTANCE CORPORATION
filed 1999-08-16
CIK 885550

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

         The number of shares outstanding of Common Stock, par value $.01, on August 12, 1999 was 46,256,754.

                               TABLE OF CONTENTS




                         PART I. - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets -
                    As of December 31, 1998 and June 30, 1999.................................................    1

              Consolidated Income Statements -
                    Three and six month periods ended June 30, 1998 and June 30, 1999.........................    2

              Consolidated Statements of Cash Flows -
                    Six months ended June 30, 1998 and June 30, 1999..........................................    3

              Consolidated Statement of Shareholders' Equity -
                    Six months ended June 30, 1999............................................................    4

              Notes to Consolidated Financial Statements......................................................    5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................................................    7

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.....................................   16

                          PART II. - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS...............................................................................   17

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................   17

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................................................................   18

SIGNATURES ...................................................................................................   19

INDEX OF EXHIBITS.............................................................................................   20

EXHIBITS......................................................................................................   21

                          PART I. - FINANCIAL INFORMATION


ITEM 1.- FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                   As of                 As of
(Dollars in thousands)                                                           12/31/98               6/30/99
                                                                             ---------------       ---------------
                                                                                                     (Unaudited)
ASSETS:
         Cash and cash equivalents.....................................      $        13,775       $        14,575
         Investments...................................................               10,191                10,807

         Installment contracts receivable..............................              671,768               586,027
         Allowance for credit losses...................................               (7,075)               (5,114)
                                                                             ---------------       ---------------

              Installment contracts receivable, net....................              664,693               580,913

         Retained interest in securitization...........................               13,229                13,735
         Floor plan receivables........................................               14,071                18,666
         Notes receivable..............................................                2,278                 2,637
         Property and equipment, net...................................               20,627                20,107
         Other assets..................................................               13,065                13,823
                                                                             ---------------       ---------------

TOTAL ASSETS...........................................................      $       751,929       $       675,263
                                                                             ===============       ===============

LIABILITIES:
         Senior notes..................................................      $       136,165       $       116,165
         Lines of credit...............................................               79,067                43,851
         Mortgage loan payable to bank.................................                3,566                 8,511
         Income taxes payable..........................................                  776                 6,899
         Accounts payable and accrued liabilities......................               22,423                24,916
         Deferred dealer enrollment fees, net..........................                  296                   249
         Dealer holdbacks, net.........................................              222,275               171,765
         Deferred income taxes, net....................................               11,098                10,754
                                                                             ---------------       ---------------

TOTAL LIABILITIES......................................................              475,666               383,110
                                                                             ---------------       ---------------

SHAREHOLDERS' EQUITY
         Common stock..................................................                  463                   463
         Paid-in capital...............................................              129,914               130,332
         Retained earnings.............................................              142,989               162,139
         Cumulative translation adjustment.............................                2,897                  (781)
                                                                             ---------------       ---------------

TOTAL SHAREHOLDERS' EQUITY.............................................              276,263               292,153
                                                                             ---------------       ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................      $       751,929       $       675,263
                                                                             ===============       ===============


                         CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                           Three Months Ended                Six Months Ended
                                                     -----------------------------     ----------------------------
(Dollars in thousands, except per share data)           6/30/98           6/30/99         6/30/98        6/30/99
                                                     ------------     ------------     ------------    ------------
REVENUE:
         Finance charges.....................        $     27,894     $     19,797     $     55,949    $     39,202
         Premiums earned.....................               2,630            2,331            5,553           4,776
         Other income........................               7,312            6,863           15,644          15,374
                                                     ------------     ------------     ------------    ------------

                  Total revenue..............        $     37,836     $     28,991     $     77,146    $     59,352

COSTS AND EXPENSES:
         Operating expenses..................              14,019           14,461           28,640          29,010
         Provision for credit losses.........               4,666            2,084           10,462           4,220
         Provision for claims................                 937              894            1,972           1,725
         Interest............................               6,829            4,272           14,175           8,799
                                                     ------------     ------------     ------------    ------------

                  Total costs and expenses...        $     26,451     $     21,711     $     55,249    $     43,754
                                                     ------------     ------------     ------------    ------------

Operating income.............................              11,385            7,280           21,897          15,598
                                                     ------------     ------------     ------------    ------------

         Gain on sale of subsidiary..........                   -           14,720                -          14,720
         Foreign exchange gain(loss).........                  (7)              (9)               5             (54)
                                                     ------------     ------------     ------------    ------------

Income before provision for income taxes.....              11,378           21,991           21,902          30,264
         Provision for income taxes..........               3,935            8,220            7,572          11,114
                                                     ------------     ------------     ------------    ------------

Net income...................................        $      7,443     $     13,771     $     14,330    $     19,150
                                                     ============     ============     ============    ============

Net income per common share:
         Basic...............................        $       0.16     $       0.30     $       0.31    $       0.41
                                                     ============     ============     ============    ============
         Diluted.............................        $       0.16     $       0.30     $       0.30    $       0.41
                                                     ============     ============     ============    ============

Weighted average shares outstanding:
         Basic...............................          46,113,115       46,303,516       46,113,115      46,301,210
                                                     ============     ============     ============    ============
         Diluted.............................          47,410,190       46,545,290       47,179,931      46,625,575
                                                     ============     ============     ============    ============

                         CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands)                                                                     Six Months Ended
                                                                                    ----------------------------
                                                                                       6/30/98        6/30/99
                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income..........................................................       $     14,330    $     19,150
                  Adjustments to reconcile net income to net cash
                  provided by operating activities-
                           Gain on sale of subsidiary........................                  -         (14,720)
                           Credit for deferred income taxes..................             (1,706)           (344)
                           Depreciation and amortization.....................              1,911           2,190
                           Valuation adjustment on retained interest
                             in securitization...............................                  -             517
                           Amortization on retained interest in
                             securitization..................................                  -          (1,023)
                           Provision for credit losses.......................             10,462           4,213
                           Dealer stock option plan expense..................                 41              66
                  Change in operating assets and liabilities-
                           Accounts payable and accrued liabilities..........              5,527           2,856
                           Income taxes payable..............................              3,546           6,123
                           Deferred dealer enrollment fees, net..............               (609)            (47)
                           Unearned insurance premiums, insurance
                             reserves and fees...............................                142             369
                           Other assets......................................             15,626          (1,597)
                                                                                    ------------    ------------

                                    Net cash provided by operating
                                      activities.............................             49,270          17,753
                                                                                    ============    ============
CASH FLOWS FROM INVESTING ACTIVITIES:
         Principal collected on installment contracts receivable.............            203,494         170,353
         Advances to dealers and payments of dealer holdback.................           (173,413)       (141,665)
         Proceeds from sale of subsidiary....................................                  -          16,147
         Net purchases of marketable securities..............................             (1,329)           (616)
         Decrease (increase) in floor plan receivables.......................              1,343          (4,595)
         Increase in notes receivable........................................               (343)           (359)
         Purchase of property and equipment..................................             (1,697)         (2,621)
                                                                                    ------------    ------------

                                    Net cash provided by investing
                                      activities.............................             28,055          36,644
                                                                                    ============    ============

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings (repayments) under mortgage loan payable to
           bank..............................................................               (116)          4,945
         Net repayments under line of credit agreement.......................            (77,064)        (35,216)
         Repayments of senior notes..........................................                  -         (20,000)
         Proceeds from stock options exercised...............................                  -             352
                                                                                    ------------    ------------

                                    Net cash used in financing activities....            (77,180)        (49,919)
                                                                                    ------------    ------------

                                    Effect of exchange rate changes on cash..                934          (3,678)
                                                                                    ------------    ------------

NET INCREASE IN CASH.........................................................              1,079             800
         Cash and cash equivalents - beginning of period.....................                349          13,775
                                                                                    ------------    ------------

         Cash and cash equivalents - end of period...........................       $      1,428    $     14,575
                                                                                    ============    ============

                          CREDIT ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

(Dollars in thousands)                                                                                               Accumulated
                                               Total                                                                    Other
                                           Shareholders'  Comprehensive     Common       Paid In        Retained    Comprehensive
                                              Equity          Income        Stock        Capital        Earnings        Income
                                           ------------   ------------   ------------  ------------   ------------   ------------
Balance - December 31, 1998...........     $    276,263   $              $        463  $    129,914   $    142,989   $      2,897
  Comprehensive income:
     Net income.......................           19,150         19,150                                      19,150
                                                          ------------
     Other comprehensive income:
       Foreign currency translation
         adjustment...................          (3,678)         (3,678)                                                    (3,678)
       Tax on other comprehensive
           income.....................                           1,287
                                                          ------------
       Other comprehensive income.....                          (2,391)
                                                          ------------
  Total comprehensive income..........                    $     16,759
                                                          ============
  Stock options exercised.............              352                                         352
  Dealer stock option plan expense....               66                                          66
                                           ------------                  ------------  ------------   ------------   ------------
Balance - June 30, 1999...............     $    292,153                  $        463  $    130,332   $    162,139   $       (781)
                                           ============                  ============  ============   ============   ============

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

4.       BUSINESS SEGMENT INFORMATION

         The Company operates in two reportable business segments: North American Automotive Finance and U.K./Ireland Automotive Finance. Selected segment information is set forth below:

                                                            Three Months Ended                  Six Months Ended
                                                       ----------------------------      -----------------------------
                                                         6/30/98          6/30/99          6/30/98           6/30/99
                                                       -----------      -----------      ------------      -----------
Total revenue:
     North American Automotive Finance.............    $    30,572      $    22,949      $     62,694      $    46,315
     U.K./Ireland Automotive Finance...............          5,657            4,258            11,771            8,281
     All Other.....................................          1,607            1,784             2,681            4,756
                                                       -----------      -----------      ------------      -----------
                                                       $    37,836      $    28,991      $     77,146      $    59,352
                                                       ===========      ===========      ============      ===========
Earnings before interest and taxes:
     North American Automotive Finance.............         14,792           24,266            29,120           34,818
     U.K./Ireland Automotive Finance...............          3,114            2,134             6,611            4,056
     All Other.....................................            301             (137)              346              189
                                                       -----------      -----------      ------------      -----------
                                                            18,207           26,263            36,077           39,063
                                                       ===========      ===========      ============      ===========
Reconciliation of total earnings before interest and
 taxes to consolidated income before provision for
 income taxes:
     Total earnings before interest and taxes......         18,207           26,263            36,077           39,063
     Interest expense..............................         (6,829)          (4,272)          (14,175)          (8,799)
                                                       -----------      -----------      ------------      -----------
Consolidated income before provision for
 income taxes......................................    $    11,378      $    21,991      $     21,902      $    30,264
                                                       ===========      ===========      ============      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

TOTAL REVENUE. Total revenue decreased from $37.8 million and $77.1 million for the three and six months ended June 30, 1998 to $29.0 million and $59.4 million for the same periods in 1999, representing decreases of 23.4% and 23.1%. These decreases are primarily due to decreases in finance charge revenue resulting from lower average installment contract receivable balances. The decline in the average installment contract receivable balance is primarily the result of collections on and charge offs of installment contracts exceeding contract originations for the period. The volume of contract originations for the Company's North American Automotive Finance Operations decreased from $138.5 million and $328.1 million for the three and six months ended June 30, 1998 to $105.8 million and $220.1 million for the same periods in 1999. The volume of contract originations for the Company's U.K./Ireland Automotive Finance Operations increased from $14.4 million and $27.7 million for the three and six months ended June 30, 1998 to $29.3 million and $42.9 million for the same periods in 1999. Based upon reviews of dealer profitability and improvements in credit quality, the Company has introduced new advance programs, both in the United States and United Kingdom, which have increased the Company's overall advance rates. The Company's advances to dealers and payment of dealer holdback, as a percent of gross installment contracts accepted, increased from 50.9% and 48.6% for the three and six months ended June 30, 1998 to 55.6% and 53.7% for the same periods in 1999. There can be no assurance that higher advance rates will lead to increased origination volumes in future periods, or that advance rates will not need to be lowered in future periods based on continued review of dealer profitability and credit quality or that higher advance rates will not lead to higher losses on dealer advances in future periods.

The average annualized yield on the Company's installment contract portfolio, calculated using finance charge revenue divided by average installment contracts receivable, was approximately 11.6% and 12.6% for the six months ended June 30, 1998 and 1999, respectively. The increase in the average yield is due to a decrease in the percentage of installment contracts which were in non-accrual status as well as improvements in collection levels on non-accrual installment contracts. The percentage of installment contracts which were in non-accrual status was 32.3% and 25.9% as of June 30, 1998 and 1999, respectively.

Premiums earned increased, as a percent of total revenue, from 7.0% and 7.2% for the three and six months ended June 30, 1998 to 8.0% for the same periods in 1999. Premiums on the Company's service contract program are earned on a straight-line basis over the life of the service contracts. Premiums reinsured under the Company's credit life and collateral protection insurance programs are earned over the life of the contracts using the pro rata and sum-of-digits methods. As a result of these revenue recognition methods, premiums earned decreased at a slower rate than the decrease in finance charges. In addition, the increase is due to an increase in the penetration rate of the Company's service contract and credit life insurance programs.

Other income increased, as a percent of total revenue, from 19.3% and 20.3% for the three and six months ended June

30, 1998 to 23.7% and 25.9% for the same periods in 1999. The increases are primarily due to i) revenues from the Company's auction services business which the Company began operating in June 1998 and ii) servicing fees and interest earned on the retained interest in securitization resulting from the Company's securitization of advance receivables in July 1998. The increases are partially offset by i) decreases in earned dealer enrollment fees due to a decline in the number of dealers enrolling in the Company's financing program and ii) a decrease in fees earned on third party service contract products offered by dealers on installment contracts, as the volume of this business has declined proportionately with the decrease in installment contract originations. For the three month period ended June 30, 1999, the decrease is also due to a decrease in revenues from the Company's credit reporting subsidiary which was sold on May 7, 1999.

The increases in other income, as a percent of total revenue, are also partially offset by a valuation adjustment recorded by the Company during the three months ended June 30, 1999, on its retained interest in securitization. The $517,000 adjustment resulted from the write-down of the retained interest in securitization generated from the Company's securitization completed in July 1998. The retained interest in securitization represents an accounting estimate based on several variables including the amount and timing of collections on the underlying installment contracts receivable, the amount and timing of projected dealer holdback payments and interest costs. The Company regularly reviews the actual performance of these variables against the assumptions used to record the retained interest. This evaluation has resulted in a reassessment of the timing and amount of collections on the installment contracts underlying the securitized advances. The Company will continue to assess the performance of its securitization and make adjustments when necessary.

OPERATING EXPENSES. Operating expenses, as a percent of total revenue, increased from 37.1% for the three and six months ended June 30, 1998 to 49.9% and 48.9% for the same periods in 1999. Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

The increase, as a percent of revenue, is primarily due to an increase in salaries and wages. Salaries and wages increased principally due to increases in the Company's average wage rates necessary to attract and retain quality personnel. In addition, salaries and wages increased, as a percent of revenue, as the Company's employee head count was not reduced proportionately with the decrease in revenues, as the Company has retained collection personnel in order to continue to improve collection levels.

The increase is also due to an increase, as a percent of revenue, in general and administrative expenses which, due to the fixed nature of certain of these expenses, did not decline proportionately with the decline in revenue.

To a lesser extent, the increase in operating expenses results from the Company's purchase of the auction services business in June 1998, which requires proportionately higher operating expenses than the Company's other businesses.

The increases in salaries and wages and general and administrative expenses are partially offset by a decrease in sales and marketing expenses. These expenses decreased primarily due to reductions in sales commissions as a result of lower contract origination volumes and reductions in the Company's total sales force. The decrease in sales and marketing expenses is also the result of decreases in advertising due to the termination of the Company's customer lead generating program.

PROVISION FOR CREDIT LOSSES. The amount provided for credit losses, as a percent of total revenue, decreased from 12.3% and 13.6% for the three and six months ended June 30, 1998 to 7.2% and 7.1% for the same periods in 1999. The provision for credit losses consists of two components: (i) a provision for earned but unpaid revenue on installment contracts which were transferred to non-accrual status during the period and (ii) a provision for losses on advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio. The decrease is primarily due to lower provisions needed for advance losses, based on improvements in the Company's loan performance as measured by the static pool analysis. Advance balances are regularly reviewed by management utilizing the Company's loan servicing system which allows management to estimate future collections for each dealer pool using historical loss experience and a dealer by dealer static pool analysis. In addition, the decrease is also due to lower provisions needed for earned but unpaid revenue primarily resulting from the decrease in the percent of non-accrual installment contracts receivable which were 32.3% and 25.9% of gross receivables as of June 30, 1998 and 1999, respectively.

PROVISION FOR CLAIMS. The amount provided for insurance and service contract claims, as a percent of total revenue, increased from 2.5% and 2.6% during the three and six months ended June 30, 1998 to 3.1% and 2.9% during the same periods in 1999. These increases correspond with increases, as a percent of total revenue, in premiums earned from 7.0% and 7.2% for the three and six months ended June 30, 1998 to 8.0% for the same periods in 1999. The Company has established claims reserves based on accumulated estimates of claims reported but unpaid plus estimates of incurred but unreported claims.

INTEREST EXPENSE. Interest expense, as a percent of total revenue, decreased from 18.0% and 18.4% for the three and six months ended June 30, 1998 to 14.7% and 14.8% for the same periods in 1999. The decrease in interest expense is primarily the result of a decrease in the amount of average outstanding borrowings, which results from i) the positive cash flow generated primarily from collections on installment contracts receivable exceeding cash advances to dealers and payments of dealer holdbacks and ii) $49.3 million raised in July 1998 from the securitization of advance receivables. The decrease was partially offset by higher average interest rates during the 1999 periods. The weighted average interest rates increased from 8.25% and 8.19% for the three and six months ended June 30, 1998 to 9.80% and 9.41% for the same periods in 1999. The increase in the average interest rates is the result of i) the impact of fixed borrowing costs, such as facility fees, up front legal fees and other costs on average interest rates when average outstanding borrowings are decreasing ii) a 25 basis point increase in the interest rate on outstanding borrowings under the Company's senior notes resulting from amendments to the note purchase agreements due to the Company's securitization of advance receivables in July 1998; and
iii) a decrease in line of credit balances, which carry lower interest rates, as a percentage of total average balance sheet debt.

OPERATING INCOME. As a result of the aforementioned factors, operating income decreased from $11.4 million and $21.9 million for the three and six months ended June 30, 1998 to $7.3 million and $15.6 million for the same periods in 1999, representing decreases of 36.1% and 28.8%, respectively.

GAIN ON SALE OF SUBSIDIARY. The Company recorded a pre-tax gain of $14.7 million during the three months ended June 30, 1999 from the sale of the Company's credit reporting services subsidiary. The net proceeds from the sale were used to reduce outstanding indebtedness under the Company's $125 million credit facility.

FOREIGN EXCHANGE GAIN (LOSS). The Company incurred foreign exchange gains (losses) of ($7,000) and $5,000 for the three and six months ended June 30, 1998 and foreign exchange losses of ($9,000) and ($54,000) for the same periods in 1999. The gains and losses result from the effect of exchange rate fluctuations between the U.S. dollar and foreign currencies on unhedged intercompany balances between the Company and its subsidiaries which operate outside the United States.

PROVISION FOR INCOME TAXES. The provision for income taxes increased from $3.9 million and $7.6 million during the three and six months ended June 30, 1998 to $8.2 million and $11.1 million during the same periods in 1999. The increases are due to a higher level of pretax income in 1999, primarily resulting from the gain on the sale of the Company's credit reporting subsidiary. For the six months ended June 30, the effective tax rate was 34.6% in 1998 and 36.7% in 1999. The increase in the effective tax rate is primarily due to approximately $900,000 of state income taxes incurred on the sale of the Company's credit reporting subsidiary. The increase in the effective tax rate is also due to a lower percentage of the Company's consolidated pretax income being earned by the Company's United Kingdom subsidiary in 1999, where the statutory rate is lower than the U.S. statutory federal tax rate.

INSTALLMENT CONTRACTS RECEIVABLE

         The following table summarizes the composition of installment contracts receivable at the dates indicated:

                                                                                     As of               As of
(Dollars in thousands)                                                              12/31/98            6/30/99
----------------------                                                          ----------------    ---------------
                                                                                                      (Unaudited)
Gross installment contracts receivable....................................      $        794,831    $       695,074
Unearned finance charges..................................................              (114,617)          (100,232)
Unearned insurance premiums, insurance reserves, and fees.................                (8,446)            (8,825)
                                                                                ----------------    ---------------
Installment contracts receivable..........................................      $        671,768    $       586,027
                                                                                ================    ===============

         A summary of changes in gross installment contracts receivable is as follows:

                                                           Three Months Ended                  Six Months Ended
                                                     -----------------------------       -----------------------------
(Dollars in thousands)                                  6/30/98          6/30/99            6/30/98          6/30/99
----------------------                               -------------    ------------       -------------    ------------
                                                               (Unaudited)                        (Unaudited)
Balance - beginning of period....................    $   1,143,469    $    724,946       $  1,254,858     $    794,831
Gross amount of installment contracts
   accepted......................................          153,515         135,996            356,480          263,976
Cash collections on installment contracts
   receivable....................................         (137,139)       (104,481)          (276,243)        (215,984)
Charge offs......................................         (121,789)        (56,738)          (296,678)        (139,281)
Currency translation.............................            2,614          (4,649)             2,253           (8,468)
                                                     -------------    ------------       ------------     ------------
Balance - end of period..........................    $   1,040,670    $    695,074       $  1,040,670     $    695,074
                                                     =============    ============       ============     ============

DEALER HOLDBACKS

         The following table summarizes the composition of dealer holdbacks at the dates indicated:

                                                                                    As of               As of
(Dollars in thousands)                                                            12/31/98             6/30/99
----------------------                                                          ------------        --------------
                                                                                                     (Unaudited)
Dealer holdbacks...........................................................     $    634,102        $      554,183
Less:  Advances (net of reserves of $19,954 and $16,090 at
       December 31, 1998 and June 30, 1999, respectively)..................         (411,827)             (382,418)
                                                                                ------------        --------------
Dealer holdbacks, net......................................................     $    222,275        $      171,765
                                                                                ============        ==============

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

         The Company also maintains an allowance for credit losses which, in the opinion of management, adequately reserves against losses in the portfolio of receivables. The risk of loss to the Company related to the installment contracts receivable balances relates primarily to the earned but unpaid revenue on installment contracts which were transferred to non-accrual status during the period. Servicing fees, which are booked as finance charges, are recognized under the interest method of accounting until the underlying obligation is 90 days past due on a recency basis. At such time, the Company suspends the accrual of revenue and makes a provision for credit losses equal to the earned but unpaid revenue. In all cases, contracts on which no material payment has been received for nine months are charged off against dealer holdbacks, unearned finance charges and the allowance for credit losses.

         Ultimate losses may vary from current estimates and the amount of provision, which is a current expense, may be either greater or less than actual charge offs.

         The following tables set forth information relating to charge offs, the allowance for credit losses, and the reserve on advances.

                                                            Three Months Ended                 Six Months Ended
                                                      -----------------------------      -----------------------------
(Dollars in thousands)                                   6/30/98          6/30/99           6/30/98          6/30/99
----------------------                                -------------    ------------      -------------    ------------
                                                                (Unaudited)                       (Unaudited)
CHARGES OFFS
Charged against dealer holdbacks..................    $      97,459    $     45,480      $    237,328     $    111,533
Charged against unearned finance charges..........           22,133          10,365            53,481           25,472
Charged against allowance for credit losses.......            2,197             893             5,869            2,276
                                                      -------------    ------------      -------------    ------------
Total contracts charged off.......................    $     121,789    $     56,738      $    296,678     $    139,281
                                                      =============    ============      ============     ============
Net charge offs against the reserve on advances...    $           -    $      2,626      $          -     $      7,508
                                                      =============    ============      ============     ============

                                                            Three Months Ended                 Six Months Ended
                                                      -----------------------------      -----------------------------
(Dollars in thousands)                                   6/30/98          6/30/99           6/30/98          6/30/99
----------------------                                -------------    ------------      -------------    ------------
                                                                (Unaudited)                       (Unaudited)
ALLOWANCE FOR CREDIT LOSSES
Balance - beginning of period....................     $      10,473    $      5,849      $      13,119    $      7,075
Provision for loan losses........................               875             183              1,905             375
Charge offs......................................            (2,197)           (893)            (5,869)         (2,276)
Currency translation.............................                23             (25)                19             (60)
                                                      -------------    ------------      -------------    ------------
Balance - end of period..........................     $       9,174    $      5,144      $       9,174    $      5,114
                                                      =============    ============      =============    ============

                                                           Three Months Ended                  Six Months Ended
                                                     -----------------------------       -----------------------------
(Dollars in thousands)                                  6/30/98          6/30/99            6/30/98          6/30/99
----------------------                               -------------    ------------       -------------    ------------
                                                                (Unaudited)                       (Unaudited)
RESERVE ON ADVANCES
Balance - beginning of period....................    $      21,262    $     16,884       $      16,369    $     19,954
Provision for advance losses.....................            3,791           1,894               8,557           3,838
Advance reserve fees.............................               15               4                 167               8
Charge offs......................................                -          (2,626)                  -          (7,508)
Currency translation.............................              206             (66)                181            (202)
                                                     -------------    ------------       -------------    ------------
Balance - end of period..........................    $      25,274    $     16,090       $      25,274    $     16,090
                                                     =============    ============       =============    ============


                                                                      As of
                                                             -----------------------
(Dollars in thousands)                                       6/30/98         6/30/99
----------------------                                       -------         -------
CREDIT RATIOS                                                      (Unaudited)
Allowance for credit losses as a percent of gross
   installment contracts receivable.........................  0.9%             0.7%
Reserve on advances as a percent of advances................  4.6%             4.0%
Gross dealer holdbacks as a percent of gross
   installment contracts receivable......................... 79.8%            79.7%

LIQUIDITY AND CAPITAL RESOURCES


         The Company's principal need for capital is to fund cash advances made to dealers in connection with the acceptance of installment contracts and for the payment of dealer holdbacks to dealers who have repaid their advance balances. These cash outflows to dealers decreased from $173.4 million during the six months ended June 30, 1998 to $141.7 million during the same period in 1999. These amounts have historically been funded from cash collections on installment contracts, cash provided by operating activities and draws under the Company's credit agreements. The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. During the first six months of 1999, the Company reduced the amount of indebtedness outstanding under its $125 million credit agreement by approximately $35.2 million and prepaid $20.0 million of senior notes. The positive cash flow during the period is primarily a result of collections on installment contracts receivable exceeding cash advances to dealers and payments of dealer holdbacks.


         The Company has a $125 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 13, 2000 and is subject to annual extensions for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The agreement provides that interest is payable at the Eurocurrency rate plus 140 basis points, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to six months. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt to equity, debt to advances, debt to installment contracts receivable, advances to installment contracts receivable, fixed charges to net income, limits on the Company's investment in its foreign subsidiaries and requirements that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured through a lien on most of the Company's assets on an equal and ratable basis with the Company's senior notes. As of June 30, 1999, there was approximately $43.9 million outstanding under this facility.

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

         On May 7, 1999, the Company sold its credit reporting services subsidiary for $20.5 million in cash. The Company received $16.1 million of net proceeds from the sale, after the buyout of an employment agreement and other costs of sale, which were used to reduce the outstanding indebtedness under the Company's $125 million credit facility. In connection with this transaction, the Company recorded a pre-tax gain of approximately $14.7 million during the quarter ended June 30, 1999.

         On July 21, 1999, the Company completed a securitization of advance receivables. Pursuant to this transaction, the Company contributed dealer advances having a carrying amount of approximately $62.4 million and received approximately $49.5 million in financing from an institutional investor. The financing, which is nonrecourse to the Company, bears interest at a floating rate equal to the thirty day commercial paper rate plus 70 basis points with a maximum rate of 7.5% and is anticipated to fully amortize within thirty months. The financing is secured by the contributed dealer advances, the rights to collections on the related installment contracts receivable and certain related assets up to the sum of the contributed dealer advance and the Company's servicing fee. The Company will receive a monthly servicing fee equal to 4% of the collections of the contributed installment contracts receivable. Except for the servicing fee and payments due to dealers, the Company will not receive any portion of collections on the installment contracts receivable until the underlying indebtedness has been repaid in full. The proceeds of the securitization were used to reduce indebtedness under the Company's credit facility.

         On August 5, 1999, the Company's Board of Directors authorized a common stock repurchase program of up to 1,000,000 shares of the Company's common stock. The shares, which can be repurchased through the open market or in privately negotiated transactions, represent approximately 2.2% of the outstanding common shares. The Company expects to fund the repurchases from cash generated from operations and amounts available under its $125 million credit agreement.

         The Company has $23.9 million of principal maturing on its senior notes in the fourth quarter of 1999 which the Company expects to repay from cash generated from operations and amounts available under its $125 million credit agreement.

         As previously disclosed in the Company's 1998 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, the Company is currently a defendant in a class action proceeding seeking money damages resulting for alleged violations of a number of Missouri state and federal consumer protection laws. Pending the appeal of this litigation, the Company may be required to post a bond or letter of credit, which would reduce availability under the Company's credit agreement. Based upon anticipated cash flows, management believes that amounts available under its credit agreement, cash flow from operations and various financing alternatives available will provide sufficient financing for current debt maturities and for future operations. If the various financing alternatives were to become limited or unavailable to the Company, the Company's operations would be materially adversely affected.

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

         The Company or its third party suppliers have substantially completed testing all of the Company's mission critical and non-mission critical computer systems and other non-information technology systems material to the Company's operations and the Company believes that such systems are year 2000 compliant.

         The Company has completed a comprehensive inventory of all other computer hardware, software, third party vendors and other non-information technology systems. All items identified were prioritized and assigned to a responsible party to investigate and ensure that the item becomes year 2000 compliant by the end of 1999. The Company initiated communication with its significant suppliers to determine the extent to which its operations are vulnerable to those third parties' failure to remediate their own year 2000 issues. Suppliers of hardware, software or products that might contain embedded processors were asked to provide information regarding the year 2000 compliance status of their products. The Company will continue to seek information from non-responsive suppliers in the third quarter of 1999. The Company cannot give any assurance that the systems of other companies on which its systems rely will be year 2000 compliant and that any failure of such a company to be year 2000 compliant will not have an adverse effect on the Company's operations.

         The Company expects verification activities will continue through the end of the year. The Company also expects some aspects of the year 2000 plan to continue beyond January 1, 2000 with respect to resolution of non-critical issues.

         Costs. The Company expects that all software installations or other modifications will be expensed as incurred, while the cost for new software will be capitalized and amortized over the software's useful life. At this time, the Company anticipates spending no more than $50,000 in its efforts to become year 2000 compliant, of which approximately $42,000 has been spent to date from available working capital. Estimates of time, cost and risks are based on currently available information. Developments that could affect estimates include, without limitation, the availability of trained personnel, the ability to locate and correct all non-compliant systems, cooperation and remediation success of third parties material to the Company, and the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or third parties.

         Risks. Because the Company believes that the mission critical systems within its control are year 2000 compliant, the Company believes that the most reasonably likely worst case scenario is a compliance failure by a third party upon which the Company relies. Such a failure would likely have an effect on the Company's business, financial condition and results of operations. The magnitude of that effect however, cannot be quantified at this time because of variables such as the type and importance of the third party, the possible effect on the Company's operations and the Company's ability to respond. Thus, there can be no assurance that there will not be a material adverse effect on the Company if such third parties do not remediate their systems in a timely manner. In addition, it is possible that the Company could experience a failure of a non-mission critical system for a period of time, which could result in a minor disruption in some internal operations.

         Contingency Plans. Contingency planning is an integral part of the Company's year 2000 readiness project. While substantial contingency planning has occurred, the Company has not yet completed a comprehensive contingency plan to address situations that may result should a significant third party system or mission critical internal system fail. Development of contingency plans is in progress and will develop and expand during the remainder of 1999. The Company cannot give any assurance that it will be able to develop a contingency plan that will adequately address all issues that may arise in the year 2000. The Company's failure to develop and implement, if necessary, an appropriate contingency plan could have a material adverse impact on its operations. Finally, the Company is also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company year 2000 compliance failures and related service interruptions.

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

                           PART II.--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously disclosed in the Company's 1998 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, during the first quarter of 1998, several putative class action complaints were filed by shareholders against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of Michigan seeking money damages for alleged violations of the federal securities laws. On August 14, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases, was filed. The Complaint generally alleged that the Company's financial statements issued during the period August 14, 1995 through October 22, 1997 did not accurately reflect the Company's true financial condition and results of operations because such reported results failed to be in accordance with generally accepted accounting principles and such results contained material accounting irregularities in that they failed to reflect adequate reserves for credit losses. The Complaint further alleged that the Company issued public statements during the alleged class period which fraudulently created the impression that the Company's accounting practices were proper. On April 23, 1999, the Court granted the Company's motion to dismiss the Complaint and entered a final judgment dismissing the action with prejudice. On May 6, 1999, plaintiffs filed a motion for reconsideration of the order dismissing the Complaint or, in the alternative, for leave to file an amended complaint. On July 13, 1999, the Court granted the plaintiffs' motion for reconsideration and granted the plaintiffs leave to file an amended complaint. Plaintiffs filed their First Amended Consolidated Class Action Complaint on August 2, 1999. The Company intends to move to dismiss the amended complaint and intends to continue to vigorously defend this action. While management believes it has meritorious legal and factual defenses, an adverse ultimate disposition of this litigation could have a material adverse impact on the Company's financial position, liquidity and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 24, 1999 at which the shareholders considered the following.


1. The election of five directors. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of votes for and withheld with respect to each nominee.

     Nominee                          Votes For                   Votes Withheld
     -------                          ---------                   --------------
     Donald A. Foss                   41,463,335                  1,101,492
     Harry E. Craig                   41,461,635                  1,103,192
     Thomas A. FitzSimmons            41,464,735                  1,100,092
     David T. Harrison                41,463,835                  1,100,992
     Sam M. LaFata                    41,461,740                  1,103,087

2. The approval of a proposal to amend the 1992 Stock Option Plan to increase the number of shares subject to the plan from 5,000,000 to 8,000,000 and to increase the number of options that may be granted to any individual salaried employee in any three-year period from 500,000 to 1,000,000.

     Votes For        Votes Against         Abstain            Broker Non-Votes
     ---------        -------------         -------            ----------------
     32,535,004       5,151,075             42,743             4,836,005

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      See Index of Exhibits following the signature page.

              (b)     Reports on Form 8-K

                      The Company was not required to file a current report on Form 8-K during the quarter ended June 30, 1999 and none were filed during that period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       CREDIT ACCEPTANCE CORPORATION
                       (Registrant)

                       /S/ BRETT A. ROBERTS
                       -------------------------------------------------------
                       BRETT A. ROBERTS
                       Executive Vice President and Chief Financial Officer August 13, 1999

                       (Principal Financial Officer and Duly Authorized Officer)

                       /S/ JOHN P. CAVANAUGH
                       --------------------------------------------------------
                       JOHN P. CAVANAUGH
                       Corporate Controller and Assistant Secretary
                       August 13, 1999

                       (Principal Accounting Officer)

                      INDEX OF EXHIBITS

EXHIBIT             DESCRIPTION

4(a)(6) 1           Fifth Amendment dated April 13, 1999 to Note
                    Purchase Agreement dated October 1, 1994 between various insurance companies and the Company

4(b)(4) 1           Third Amendment dated April 13, 1999 to Note
                    Purchase Agreement dated August 1, 1996 between various insurance companies and the Company

4(c)(5) Third Amended and Restated Credit Agreement dated as of June 15, 1999 between the Company, Comerica Bank as Administrative Agent and Collateral Agent, NationsBank, N.A., as Syndications Agent and Banc of America Securities, LLC as Sole Lead Arranger and Sole Book Manager.

4(e)(4) 1           Third Amendment dated April 13, 1999 to Note
                    Purchase Agreement dated March 25, 1997 between various insurance companies and the Company

4(f)(4)             Amendment No. 1 dated June 30, 1999 to Note
                    Purchase Agreement dated July 7, 1998 among Kitty Hawk Funding Corporation, CAC Funding Corp. and NationsBank, N.A.

4(f)(5) Amendment No. 1 dated June 30, 1999 to Security Agreement dated July 7, 1998 among Kitty Hawk Funding Corporation, CAC Funding Corp., the Company and NationsBank, N.A.

4(f)(6)             Amendment No. 1 dated June 30, 1999 to
                    Contribution Agreement dated July 7, 1998 between the Company and CAC Funding Corp.

10(f)(4) Credit Acceptance Corporation 1992 Stock Option Plan, as amended and restated May 1999.


27                  Financial Data Schedule

----------------
1 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1999, and incorporated herein by reference.