Form 10-Q
period 1999-09-30
CREDIT ACCEPTANCE CORPORATION
filed 1999-11-15
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                        Commission File Number 000-20202


                          CREDIT ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


MICHIGAN                                                              38-1999511
(State or other jurisdiction of                    (IRS Employer Identification)
incorporation or organization)

25505 WEST TWELVE MILE ROAD, SUITE 3000
SOUTHFIELD, MICHIGAN                                                  48034-8339
(Address of principal executive                                       (zip code)
offices)

Registrant's telephone number, including area code:  248-353-2700


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

The number of shares outstanding of Common Stock, par value $.01, on November 12, 1999 was 46,071,454.

                                TABLE OF CONTENTS

                        PART I. - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets -
                    As of December 31, 1998 and September 30, 1999............................................    1

              Consolidated Income Statements -
                    Three and nine month periods ended September 30, 1998 and September 30, 1999..............    2

              Consolidated Statements of Cash Flows -
                    Nine months ended September 30, 1998 and September 30, 1999...............................    3

              Consolidated Statement of Shareholders' Equity -
                    Nine months ended September 30, 1999......................................................    4

              Notes to Consolidated Financial Statements......................................................    5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................................................    7

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.....................................   16

                          PART II. - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS...............................................................................   17

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................................................................   18

SIGNATURES .................................................................................................     19

INDEX OF EXHIBITS.............................................................................................   20

EXHIBITS......................................................................................................   21


                        PART I. - FINANCIAL INFORMATION

ITEM 1. -  FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                    As of                 As of
(Dollars in thousands)                                                             12/31/98              9/30/99
                                                                                -------------         ------------
                                                                                                      (Unaudited)
ASSETS:
     Cash and cash equivalents..........................................        $      13,775         $       8,092
     Investments........................................................               10,191                11,139

     Installment contracts receivable...................................              671,768               575,161
     Allowance for credit losses........................................               (7,075)               (4,765)
                                                                                -------------         -------------

         Installment contracts receivable, net..........................              664,693               570,396

     Retained interest in securitization................................               14,669                 3,570
     Floor plan receivables.............................................               14,071                17,491
     Notes receivable...................................................                2,278                 3,027
     Property and equipment, net........................................               20,627                19,925
     Investment in operating leases, net................................                    -                 3,452
     Income taxes receivable............................................                    -                14,308
     Other assets.......................................................               11,625                10,148
                                                                                -------------         -------------

TOTAL ASSETS............................................................        $     751,929         $     661,548
                                                                                =============         =============

LIABILITIES:
     Senior notes.......................................................        $     136,165         $     104,041
     Lines of credit....................................................               79,067                 3,403
     Mortgage loan payable to bank......................................                3,566                 8,365
     Secured financing..................................................                    -                42,552
     Income taxes payable...............................................                  776                     -
     Accounts payable and accrued liabilities...........................               22,423                26,873
     Deferred dealer enrollment fees, net...............................                  296                   398
     Dealer holdbacks, net..............................................              222,275               205,932
     Deferred income taxes, net.........................................               11,098                 9,794
                                                                                -------------         -------------

TOTAL LIABILITIES.......................................................              475,666               401,358
                                                                                -------------         -------------

SHAREHOLDERS' EQUITY
     Common stock.......................................................                  463                   460
     Paid-in capital....................................................              129,914               128,960
     Retained earnings..................................................              142,989               128,498
     Accumulated other comprehensive income.............................                2,897                 2,272
                                                                                -------------         -------------

TOTAL SHAREHOLERS' EQUITY...............................................              276,263               260,190
                                                                                -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................        $     751,929         $     661,548
                                                                                =============         =============

                                       1

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                            Three Months Ended               Nine Months Ended
                                                       ---------------------------     ----------------------------
(Dollars in thousands, except per share data)           9/30/98          9/30/99         9/30/98         9/30/99
                                                       -----------    ------------     ------------    ------------

REVENUE:
     Finance charges.............................      $    21,708    $     18,783     $     77,657    $     57,985
     Premiums earned.............................            2,741           3,034            8,294           7,810
     Gain on sale of advance receivables.........              685               -              685               -
     Other income................................            8,094           6,106           23,738          21,997
                                                       -----------    ------------     ------------    ------------

         Total revenue...........................      $    33,228    $     27,923     $    110,374    $     87,792
                                                       -----------    ------------     ------------    ------------

COSTS AND EXPENSES:
     Operating expenses..........................           14,706          12,612           43,346          41,622
     Provision for credit losses.................            3,438          49,565           13,900          53,785
     Provision for claims........................              896             884            2,868           2,609
     Valuation adjustment on retained interest
        in securitization........................                -          13,000                -          13,517
     Interest....................................            5,923           3,673           20,098          12,472
                                                       -----------    ------------     ------------    ------------

         Total costs and expenses................      $    24,963    $     79,734     $     80,212    $    124,005
                                                       -----------    ------------     ------------    ------------

Operating income(loss)...........................            8,265         (51,811)          30,162         (36,213)
                                                       -----------    ------------     ------------    ------------

     Gain on sale of subsidiary..................                -               -                -          14,720
     Foreign exchange gain(loss).................              (77)             62              (72)              8
                                                       -----------    ------------     ------------    ------------

Income(loss) before provision for income taxes...            8,188         (51,749)          30,090         (21,485)
     Provision(credit) for income taxes..........            2,577         (18,108)          10,149          (6,994)
                                                       -----------    ------------     ------------    ------------

Net income(loss).................................      $     5,611    $    (33,641)    $     19,941    $    (14,491)
                                                       ===========    ============     ============    =============

Net income(loss) per common share:
     Basic.......................................      $      0.12    $      (0.73)    $       0.43    $      (0.31)
                                                       ===========    ============     ============    ============
     Diluted.....................................      $      0.12    $      (0.73)    $       0.42    $      (0.31)
                                                       ===========    ============     ============    ============

Weighted average shares outstanding:
     Basic.......................................       46,243,115      46,214,489       46,156,448      46,272,303
                                                       ===========    ============     ============    ============
     Diluted.....................................       46,897,388      46,214,489       47,085,750      46,272,303
                                                       ===========    ============     ============    ============

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands)                                                                       Nine Months Ended
                                                                                 -----------------------------------
                                                                                        9/30/98              9/30/99
                                                                                 --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income(Loss).......................................................     $      19,941        $     (14,491)
         Adjustments to reconcile net income to net cash
         provided by operating activities -
              Gain on sale of subsidiary....................................                 -              (14,720)
              Credit for deferred income taxes..............................            (2,515)              (1,304)
              Depreciation and amortization.................................             2,933                3,370
              Loss on retirement of property and equipment..................                 -                   42
              Gain on sale of advance receivables...........................            (1,261)                   -
              Valuation adjustment on retained interest in securitization...                 -               13,517
              Amortization on retained interest in securitization...........              (467)              (1,544)
              Provision for credit losses...................................            13,900               53,778
              Dealer stock option plan expense..............................               103                   98
         Change in operating assets and liabilities -
              Accounts payable and accrued liabilities......................             4,909                4,814
              Income taxes payable..........................................               250                 (776)
              Income taxes receivable.......................................                 -              (14,308)
              Deferred dealer enrollment costs, net.........................              (424)                   -
              Deferred dealer enrollment fees, net..........................              (421)                 102
              Unearned insurance premiums, insurance reserves and fees......              (179)                 200
              Other assets..................................................            15,096                  637
                                                                                 -------------        -------------

                  Net cash provided by operating activities.................            51,865               29,415
                                                                                 -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal collected on installment contracts receivable................           288,970              242,923
     Net proceeds from sale of advance receivables..........................            49,275                    -
     Advances to dealers and payments of dealer holdback....................          (235,981)            (219,821)
     Operating lease acquisitions...........................................                 -               (3,663)
     Proceeds from sale of subsidiary.......................................                 -               16,147
     Net sales(purchases) of investments held to maturity...................               196                 (948)
     Decrease (increase) in floor plan receivables..........................             3,954               (3,420)
     Increase in notes receivable...........................................              (663)                (749)
     Purchase of property and equipment.....................................            (3,014)              (3,799)
     Proceeds from sale of property and equipment...........................                 -                  349
                                                                                 -------------        -------------

                  Net cash provided by investing activities.................           102,737               27,019
                                                                                 -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under mortgage loan payable  to bank.......              (174)               4,799
     Net repayments under line of credit agreement..........................          (134,193)             (75,664)
     Repayments of senior notes.............................................           (12,700)             (32,124)
     Proceeds from secured financing........................................                 -               50,000
     Repayments of secured financing........................................                 -               (7,448)
     Repurchase of common stock.............................................                 -               (1,429)
     Proceeds from stock options exercised..................................               482                  374
                                                                                 -------------        -------------

                  Net cash used in financing activities.....................          (146,585)             (61,492)
                                                                                 --------------       --------------
                  Effect of exchange rate changes on cash...................             2,137                 (625)
                                                                                 -------------        --------------

NET INCREASE (DECREASE) IN CASH.............................................            10,154               (5,683)
     Cash and cash equivalents - beginning of period........................               349               13,775
                                                                                 -------------        -------------
     Cash and cash equivalents - end of period..............................     $      10,503        $       8,092
                                                                                 =============        =============

                          CREDIT ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

(Dollars in thousands)                                                                                                  Accumulated
                                              Total                                                                        Other
                                          Shareholders'   Comprehensive        Common        Paid In      Retained     Comprehensive
                                             Equity          Income             Stock        Capital      Earnings        Income
                                          -----------     -------------      -----------     --------    ----------    -------------
Balance - December 31, 1998...........      $ 276,263                        $       463     $ 129,914   $  142,989     $     2,897
  Comprehensive income:
     Net loss.........................        (14,491)    $    (14,491)                                     (14,491)
                                                          ------------
     Other comprehensive income:
       Foreign currency translation
         adjustment...................           (625)            (625)                                                       (625)
       Tax on other comprehensive
           income.....................                             219
                                                          ------------
       Other comprehensive income.....                            (406)
                                                          ------------
  Total comprehensive income..........                    $    (14,897)
                                                          ============
  Repurchase and retirement of
     common stock.....................         (1,429)                                (3)      (1,426)
  Stock options exercised.............            374                                             374
  Dealer stock option plan expense....             98                                              98
                                            ---------                        -----------     ---------   ----------     -----------
Balance - September 30, 1999..........      $ 260,190                        $       460     $ 128,960   $  128,498     $     2,272
                                            =========                        ===========     =========   ==========     ===========

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

2.       NET INCOME PER SHARE

         Basic net income per share amounts are based on the weighted average number of common shares outstanding. As the Company incurred a net loss for the three and nine month periods ended September 30, 1999, common stock equivalents would be anti-dilutive to earnings per share and have not been included in the diluted weighted average shares outstanding. For the three and nine month periods ended September 30, 1998, diluted net income per share amounts are based on the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect.

3.       BUSINESS SEGMENT INFORMATION

         The Company operates in two reportable business segments: North American Automotive Finance and U.K./Ireland Automotive Finance. Selected segment information is set forth below:

                                                                 Three Months Ended            Nine Months Ended
                                                          ----------------------------  ----------------------------
                                                               9/30/98        9/30/99        9/30/98         9/30/99
                                                          -------------  -------------  -------------   ------------
Total revenue:
     North American Automotive Finance...............     $      25,554  $      22,384  $      88,248   $      69,216
     U.K./Ireland Automotive Finance.................             5,020          4,305         16,791          12,586
     All Other.......................................             2,654          1,234          5,335           5,990
                                                          -------------  -------------  -------------   -------------
                                                          $      33,228  $      27,923  $     110,374   $      87,792
                                                          =============  =============  =============   =============
 Income(loss) before interest and taxes:
     North American Automotive Finance...............            11,000        (47,427)        40,120         (12,609)
     U.K./Ireland Automotive Finance.................             2,700            (78)         9,311           3,978
     All Other.......................................               411           (571)           757            (382)
                                                          -------------  -------------  -------------   -------------
                                                                 14,111        (48,076)        50,188          (9,013)
                                                          =============  =============  =============   =============
Reconciliation of total income(loss) before interest
and taxes to consolidated income before provision
(credit) for income taxes:
     Total income(loss) before interest and taxes....            14,111        (48,076)        50,188          (9,013)
     Interest expense................................            (5,923)        (3,673)       (20,098)        (12,472)
                                                          -------------  -------------  -------------   -------------
Consolidated income(loss) before provision(credit)
for income taxes.....................................     $       8,188  $     (51,749) $      30,090   $     (21,485)
                                                          =============  =============  =============   =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

TOTAL REVENUE. Total revenue decreased from $33.2 million and $110.4 million for the three and nine months ended September 30, 1998 to $27.9 million and $87.8 million for the same periods in 1999, representing decreases of 16.0% and 20.5%. These decreases are primarily due to decreases in finance charge revenue resulting from lower average installment contract receivable balances. The decline in the average installment contract receivable balance is primarily the result of collections on and charge offs of installment contracts exceeding contract originations for the period. The volume of contract originations for the Company's North American Automotive Finance Operations decreased from $106.2 million and $434.2 million for the three and nine months ended September 30, 1998 to $97.5 million and $317.6 million for the same periods in 1999. The volume of contract originations for the Company's U.K./Ireland Automotive Finance Operations increased from $14.9 million and $42.6 million for the three and nine months ended September 30, 1998 to $40.9 million and $83.8 million for the same periods in 1999. Based upon reviews of dealer profitability and improvements in credit quality on installment contracts originated since the fourth quarter of 1997, in an effort to increase origination volumes, the Company has introduced new advance programs, both in the United States and United Kingdom, which have increased the Company's overall advance rates. The Company's advances to dealers and payment of dealer holdback, as a percent of gross installment contracts accepted, increased from 51.5% and 49.4% for the three and nine months ended September 30, 1998 to 56.9% and 54.8% for the same periods in 1999. There can be no assurance that higher advance rates will lead to increased origination volumes in future periods or that advance rates will not need to be reduced in future periods based on continued review of dealer profitability and credit quality. While management expects the increased advance rates to have a positive effect on the Company's results, higher advance rates increase the Company's risk of loss on dealer advances in future periods.

The average annualized yield on the Company's installment contract portfolio, calculated using finance charge revenue divided by average installment contracts receivable, was approximately 11.5% and 12.7% for the nine months ended September 30, 1998 and 1999, respectively. The increase in the average yield is due to a decrease in the percentage of installment contracts which were in non-accrual status. The percentage of installment contracts which were in non-accrual status was 32.1% and 23.6% as of September 30, 1998 and 1999, respectively.

Premiums earned increased, as a percent of total revenue, from 8.2% and 7.5% for the three and nine months ended September 30, 1998 to 10.9% and 8.9% for the same periods in 1999. Premiums on the Company's service contract program are earned on a straight-line basis over the life of the service contracts. Premiums reinsured under the Company's credit life and collateral protection insurance programs are earned over the life of the contracts using the pro rata and sum-of-digits methods. As a result of these revenue recognition methods, premiums earned decreased at a slower rate than the decrease in finance charges.

Other income decreased, as a percent of total revenue, from 24.4% for the three months ended September 30, 1998 to 21.9% for the same period in 1999 and increased from 21.5% for the nine months ended September 30, 1998 to 25.1% for the same period in 1999. The increase for the nine month period is primarily due to i) revenue from the Company's auction services business which the Company began operating in June 1998 and ii) servicing fees and interest earned on the retained interest in securitization resulting from the Company's securitization of advance receivables in July 1998. For the three month period ended September 30, 1999, the decrease is due to i) a decrease in revenues from the Company's credit reporting subsidiary which was sold on May 7, 1999, ii) decreases in earned dealer enrollment fees due to a decline in the number of dealers enrolling in the Company's financing program and iii) a decrease in fees earned on third party service contract products offered by dealers on installment contracts, as the volume of this business has declined proportionately with the decrease in installment contract originations.

OPERATING EXPENSES. Operating expenses, as a percent of total revenue, increased from 44.3% and 39.3% for the three and nine months ended September 30, 1998 to 45.2% and 47.4% for the same periods in 1999. Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

The increase, as a percent of revenue, is primarily due to an increase in salaries and wages. Salaries and wages increased principally due to increases in the Company's average wage rates necessary to attract and retain quality personnel. In addition, salaries and wages increased, as a percent of revenue, due to the Company's employee headcount not being reduced proportionately with the decrease in revenues, as the Company has retained collection personnel in order to improve collection levels.

For the nine month period, the increase is also due to an increase, as a percent of revenue, in general and administrative expenses which, due to the fixed nature of certain of these expenses, did not decline proportionately with the decline in revenue.

To a lesser extent, the increase in operating expenses results from the Company's purchase of the auction services business in June 1998, which requires proportionately higher operating expenses than the Company's other businesses.

The increases in salaries and wages and general and administrative expenses are partially offset by a decrease in sales and marketing expenses for the nine months ended September 30, 1999. This expense decreased primarily due to reductions in sales commissions as a result of lower contract origination volumes and reductions in the Company's total sales force. The decrease in sales and marketing expenses is also the result of a decrease in advertising due to the termination of the Company's customer lead generating program.

PROVISION FOR CREDIT LOSSES. The amount provided for credit losses, as a percent of total revenue, increased from 10.3% and 12.6% for the three and nine months ended September 30, 1998 to 177.5% and 61.3% for the same periods in 1999. The provision for credit losses consists of two components: (i) a provision for losses on advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio and (ii) a provision for earned but unpaid revenue on installment contracts which were transferred to non-accrual status during the period. The increase is primarily due to higher provisions needed for losses on advances to dealers with respect to loan pools originated in 1995, 1996 and 1997. The charge was necessary due to collections in affected loan pools falling below estimates indicating further impairment of advance balances associated with these pools. Based on these trends, the Company recorded a pre-tax charge of $47.3 million for the nine months ended September 30, 1999.

Management's current analysis of collection results leads to a conclusion that the actual collection results will be below previous forecasts produced by its static pool model. While previous loss curves indicated that loans originated in 1995, 1996 and 1997 would generate lower overall collection rates than loans originated in prior years, recent trends in these loss curves indicate that collection rates on these pools will be lower than previously estimated. Management's analysis of the static pool data, after considering the effect of this less favorable trend, continues to indicate that the business originated in 1998 and 1999 is of higher quality than that written in the prior three years.

The decreases are partially offset by the lower provisions needed for earned but unpaid revenue primarily resulting from the decrease in the percent of non-accrual installment contracts receivable which were 32.1% and 23.6% of gross receivables as of September 30, 1998 and 1999, respectively.

PROVISION FOR CLAIMS. The amount provided for insurance and service contract claims, as a percent of total revenue, increased from 2.7% and 2.6% during the three and nine months ended September 30, 1998 to 3.2% and 3.0% during the same periods in 1999. These increases correspond with increases, as a percent of total revenue, in premiums earned from 8.2% and 7.5% for the three and nine months ended September 30, 1998 to 10.9% and 8.9% for the same periods in 1999. The Company has established claims reserves based on accumulated estimates of claims reported but unpaid plus estimates of incurred but unreported claims.

VALUATION ADJUSTMENT ON RETAINED INTEREST IN SECURITIZATION. The Company recorded a $13.0 million and $13.5 million valuation adjustment during the three and nine months ended September 30, 1999, respectively, on the retained interest in securitization related to the Company's July 1998 securitization. The retained interest in securitization represents an accounting estimate based on several variables including the amount and timing of collections on the underlying installment contracts receivable, the amount and timing of projected dealer holdback payments and interest costs. The Company regularly reviews the actual performance of these variables against the assumptions used to record the retained interest. This evaluation has led to a reassessment of the timing and amount of collections on the installment contracts underlying the securitized advances and the resulting $13.0 million write down during the three months ended September 30, 1999. The Company will continue to assess the performance of the 1998 securitization and make adjustments when necessary.

INTEREST EXPENSE. Interest expense, as a percent of total revenue, decreased from 17.8% and 18.2% for the three and nine months ended September 30, 1998 to 13.2% and 14.2% for the same periods in 1999. The decrease in interest expense is primarily the result of a decrease in the amount of average outstanding borrowings, which results from i) the positive cash flow generated from collections on installment contracts receivable exceeding cash advances to dealers and payments of dealer holdbacks and ii) amounts raised in July 1998 from the securitization of advance receivables. The decrease was partially offset by higher average interest rates during the nine months ended September 30, 1999. For the three months ended September 30, 1998 and 1999, the weighted average interest rate decreased from 8.91% to 8.79%, respectively, and for the nine months ended September 30, 1998 and 1999, the weighted average interest rate increased from 8.41% to 8.93%, respectively. The decrease for the three month period is primarily the result of the secured financing transaction completed in July 1999 at a lower rate of interest than the indebtedness replaced. The increase in the average interest rates for the nine month period is the result of i) the impact of fixed borrowing costs, such as facility fees, up front fees and other costs on average interest rates when average outstanding borrowings are decreasing ii) a 25 basis point increase in the interest rate on outstanding borrowings under the Company's senior notes resulting from amendments to the note purchase agreements due to the Company's securitization of advance receivables in July 1998 and iii) a decrease in line of credit balances, which carry lower interest rates, as a percentage of total average balance sheet debt.

OPERATING INCOME(LOSS). As a result of the aforementioned factors, operating income(loss) decreased from $8.3 million and $30.1 million for the three and nine months ended September 30, 1998 to ($51.8) million and ($36.2) million for the same periods in 1999, representing decreases of 726.9% and 220.1%, respectively.

GAIN ON SALE OF SUBSIDIARY. The Company recorded a pre-tax gain of $14.7 million during the nine months ended September 30, 1999 from the sale of the Company's credit reporting services subsidiary. The net proceeds from the sale were used to reduce outstanding indebtedness under the Company's $125 million credit facility.

FOREIGN EXCHANGE GAIN (LOSS). The Company incurred foreign exchange losses of ($77,000) and ($72,000) for the three and nine months ended September 30, 1998 and foreign exchange gains of $62,000 and $8,000 for the same periods in 1999. The gains and losses result from the effect of exchange rate fluctuations between the U.S. dollar and foreign currencies on unhedged intercompany balances between the Company and its subsidiaries which operate outside the United States.

PROVISION(CREDIT) FOR INCOME TAXES. The provision(credit) for income taxes decreased from $2.6 million and $10.1 million during the three and nine months ended September 30, 1998 to ($18.1) million and ($7.0) million during the same periods in 1999. The decrease is primarily due to pre-tax losses in 1999. For the nine months ended September 30, the effective tax rate was 33.7% in 1998 and 32.6% in 1999. The difference in the effective tax rate is primarily due to approximately $900,000 of state income taxes incurred on the sale of the Company's credit reporting subsidiary in 1999. The difference is also due to a lower percentage of the Company's consolidated pretax income(loss) being earned by the Company's United Kingdom subsidiary in 1999, where the statutory rate is lower than the U.S. statutory federal tax rate.

INSTALLMENT CONTRACTS RECEIVABLE

     The following table summarizes the composition of installment contracts receivable at the dates indicated:



                                                                                    As of              As of
(Dollars in thousands)                                                            12/31/98           9/30/99
----------------------                                                          -------------      ------------
                                                                                                   (Unaudited)
Gross installment contracts receivable....................................      $      794,831     $     682,978
Unearned finance charges..................................................            (114,617)          (99,171)
Unearned insurance premiums, insurance reserves, and fees.................              (8,446)           (8,646)
                                                                                --------------     -------------
Installment contracts receivable..........................................      $      671,768     $     575,161
                                                                                ==============     =============

  A summary of changes in gross installment contracts receivable is as follows:

                                                             Three Months Ended                Nine Months Ended
                                                      ----------------------------     ---------------------------
(Dollars in thousands)                                    9/30/98         9/30/99         9/30/98         9/30/99
----------------------                                ------------    ------------     -----------     ------------
                                                               (Unaudited)                      (Unaudited)

Balance -  beginning of period...................    $   1,040,670    $    695,074     $  1,254,858    $    794,831
Gross amount of installment contracts
   accepted......................................          121,487         137,316          477,967         401,292
Gross installment contracts securitized..........          (98,591)              -          (98,591)              -
Cash collections on installment contracts
   receivable....................................         (113,293)        (99,063)        (389,536)       (315,047)
Charge offs......................................          (80,959)        (55,874)        (377,637)       (195,155)
Currency translation.............................            2,390           5,525            4,643          (2,943)
                                                     -------------    ------------     ------------    ------------

Balance - end of period..........................    $     871,704    $    682,978     $    871,704    $    682,978
                                                     =============    ============     ============    ============

DEALER HOLDBACKS

      The following table summarizes the composition of dealer holdbacks at the dates indicated:

                                                                                    As of               As of
(Dollars in thousands)                                                             12/31/98            9/30/99
----------------------                                                          ------------       --------------
                                                                                                     (Unaudited)
Dealer holdbacks...........................................................     $    634,102       $      544,355
Less:  Advances (net of reserves of $19,954 and $3,832 at
  December 31, 1998 and September 30, 1999, respectively)..................         (411,827)            (338,423)
                                                                                ------------       --------------
Dealer holdbacks, net......................................................     $    222,275       $      205,932
                                                                                ============       ==============

CREDIT POLICY AND EXPERIENCE

         When an installment contract is assigned to the Company by a participating dealer, the Company generally pays a cash advance to the dealer. The Company maintains a reserve against advances to dealers that are not expected to be recovered through collections on the related installment contract portfolio. For purposes of establishing the reserve, future collections are reduced to present-value in order to achieve a level yield over the remaining term of the advance equal to the expected yield at the origination of the impaired advance. The Company's loan servicing system allows the Company to estimate future collections for each dealer pool using historical loss experience and a dealer by dealer static pool analysis. As discussed previously, the Company recorded a non-cash charge during the three months ended September 30, 1999 to reflect the impact of collections on loan pools originated primarily in 1995, 1996 and 1997 falling below previous estimates, indicating further impairment of advance balances associated with these pools. While previous loss curves indicated that loans originated in 1995, 1996 and 1997 would generate lower overall collection rates than loans originated in prior years, recent trends in these loss curves indicate that collection rates on these pools will be lower than previously estimated. Management's analysis of the static pool data, after considering the effect of this less favorable trend, continues to indicate that business originated in 1998 and 1999 is of higher quality than that written in the prior three years. Future reserve requirements will depend in part on the magnitude of the variance between management's estimate of future collections and the actual collections that are realized. The Company charges off dealer advances against the reserve at such time and to the extent that the Company's static pool analysis determines that the advance is completely or partially impaired.

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

         The following tables set forth information relating to charge offs, the allowance for credit losses, and the reserve on advances.

                                                              Three Months Ended              Nine Months Ended
                                                      -----------------------------    ----------------------------
(Dollars in thousands)                                    9/30/98         9/30/99        9/30/98          9/30/99
----------------------                                -------------    ------------    ------------    ------------
                                                                (Unaudited)                     (Unaudited)
CHARGE OFFS
Charged against dealer holdbacks..................    $      64,759    $     44,779    $    302,087    $    156,312
Charged against unearned finance charges..........           14,848          10,309          68,329          35,781
Charged against allowance for credit losses.......            1,352             786           7,221           3,062
                                                      -------------    ------------    ------------    ------------

Total contracts charged off.......................    $      80,959    $     55,874    $    377,637    $    195,155
                                                      =============    ============    ============    ============

Net charge offs against the reserve on advances...    $       8,240    $     61,481    $      8,240    $     68,989
                                                      =============    ============    ============    ============

                                                             Three Months Ended               Nine Months Ended
                                                     -----------------------------     ----------------------------
(Dollars in thousands)                                   9/30/98         9/30/99         9/30/98          9/30/99
----------------------                               -------------    ------------     ------------    ------------
                                                               (Unaudited)                      (Unaudited)
ALLOWANCE FOR CREDIT LOSSES
Balance - beginning of period....................    $       9,174    $      5,114     $     13,119    $      7,075
Provision for credit losses......................              922             398            2,827             780
Allowance on securitized installment contracts...           (1,107)              -           (1,107)              -
Charge offs......................................           (1,352)           (786)          (7,221)         (3,062)
Currency translation.............................               24              39               43             (28)
                                                     -------------    ------------     ------------    ------------

Balance - end of period..........................    $       7,661    $      4,765     $      7,661    $      4,765
                                                     =============    ============     ============    ============

                                                             Three Months Ended                Nine Months Ended
                                                     -----------------------------     ----------------------------
(Dollars in thousands)                                    9/30/98         9/30/99         9/30/98          9/30/99
----------------------                               -------------    ------------     ------------    ------------
                                                               (Unaudited)                      (Unaudited)
RESERVE ON ADVANCES
Balance - beginning of period....................    $      25,274    $     16,090     $     16,369    $     19,954
Provision for advance losses.....................            2,516          49,167           11,073          53,005
Advance reserve fees.............................                7               -              174               8
Charge offs......................................           (8,240)        (61,481)          (8,240)        (68,989)
Currency translation.............................               98              56              279            (146)
                                                     -------------    ------------     ------------    ------------

Balance - end of period..........................    $      19,655    $      3,832     $     19,655    $      3,832
                                                     =============    ============     ============    ============

                                                                   As of
                                                          -----------------------
(Dollars in thousands)                                    9/30/98          9/30/99
----------------------                                    -------          -------
CREDIT RATIOS                                                  (Unaudited)

Allowance for credit losses as a percent of gross
   installment contracts receivable..............          0.9%              0.7%
Reserve on advances as a percent of advances.....          4.3%              1.1%
Gross dealer holdbacks as a percent of gross
   installment contracts receivable..............         79.8%             79.7%

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal need for capital is to fund cash advances made to dealers in connection with the acceptance of installment contracts and for the payment of dealer holdbacks to dealers who have repaid their advance balances. These cash outflows to dealers decreased from $236.0 million during the nine months ended September 30, 1998 to $219.8 million during the same period in 1999. These amounts have historically been funded from cash collections on installment contracts, cash provided by operating activities and borrowings under the Company's credit agreements. The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. During the first nine months of 1999, the Company reduced the amount of its total balance sheet indebtedness by $60.4 million. The positive cash flow during the period is primarily a result of (i) collections on installment contracts receivable exceeding cash advances to dealers and payments of dealer holdbacks and (ii) proceeds from the sale of the Company's credit reporting services subsidiary.

         The Company has a $125 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 13, 2000 and is subject to annual extensions for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The agreement provides that interest is payable at the Eurocurrency rate plus 140 basis points, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to six months. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt to equity, debt to advances, debt to installment contracts receivable, advances to installment contracts receivable, fixed charges to net income, limits on the Company's investment in its foreign subsidiaries and requirements that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured through a lien on most of the Company's assets on an equal and ratable basis with the Company's senior notes. As of September 30, 1999, there was approximately $3.4 million outstanding under this facility.

The Company has obtained waivers from its lenders, including the holders of its senior notes and the banks under its credit agreement, of compliance with the fixed charge coverage ratio covenant in agreements relating to the Company's indebtedness. The waivers were necessary as a direct result of the non-cash charge recorded for credit losses related to dealer advances, as previously discussed. Such waivers are effective through November 30, 1999. The Company is in the process of negotiating longer term amendments to the agreements with its lenders which are expected to be executed prior to the expiration of the waivers. Although the Company believes the agreements will be modified to the Company's satisfaction, there can be no assurance to that effect. The failure to modify the fixed charge coverage ratio in such agreements prior to November 30, 1999 will, in the absence of further waivers, result in a default under such agreements and will require the Company to refinance the indebtedness thereunder. The Company believes that it would be successful in refinancing amounts outstanding under its senior notes and credit agreement, if necessary. However, such refinancing could be completed on terms less favorable than those currently in place. Failure to complete such refinancing or failure to obtain other financing alternatives would have a material adverse effect on the Company's operations.

         When borrowing to fund the operations of its foreign subsidiaries, the Company's policy is to borrow funds denominated in the currency of the country in which the subsidiary operates, thus mitigating the Company's exposure to foreign exchange fluctuations.

         In July 1999, the Company completed a secured financing of advance receivables. Pursuant to this transaction, the Company contributed dealer advances having a carrying amount of approximately $62.4 million and received $50.0 million in financing from an institutional investor. The financing, which is nonrecourse to the Company, bears interest at a floating rate equal to the thirty day commercial paper rate plus 70 basis points with a maximum rate of 7.5% and is anticipated to fully amortize within thirty months. The financing is secured by the contributed dealer advances, the rights to collections on the related installment contracts receivable and certain related assets up to the sum of the contributed dealer advance and the Company's servicing fee. The Company will receive a monthly servicing fee equal to 4% of the collections of the contributed installment contracts receivable. Except for the servicing fee and payments due to dealers, the Company will not receive any portion of collections on the installment contracts receivable until the underlying indebtedness has been repaid in full. The proceeds of the secured financing were used to reduce indebtedness under the Company's credit facility.

         On August 5, 1999, the Company's Board of Directors authorized a common stock repurchase program of up to 1,000,000 shares of the Company's common stock. The shares, which can be repurchased through the open market or in privately negotiated transactions, represent approximately 2.2% of the outstanding common shares. However, as a condition of the limited waiver for the violation of the fixed coverage ratio covenant contained in the senior notes and the credit agreement, the Company has agreed to suspend its stock repurchase program until November 30, 1999. As of September 30, 1999, the Company had repurchased 245,600 shares of its common stock pursuant to this authorization.

         The Company repaid $23.9 million of principal on its senior notes in the fourth quarter of 1999 which the Company funded from cash generated from operations and amounts available under its $125 million credit agreement, leaving $80.1 million of principal outstanding on its senior notes as of November 15, 1999.

         Based upon anticipated cash flows, management believes that amounts available under its credit agreement, cash flow from operations and various financing alternatives available will provide sufficient financing for current debt maturities and for future operations. If the various financing alternatives were to become limited or unavailable to the Company, the Company's operations could be materially adversely affected.

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

         The Company has completed a comprehensive inventory of all other computer hardware, software, third party vendors and other non-information technology systems. All items identified were prioritized and assigned to a responsible party to investigate and ensure that the item becomes year 2000 compliant by the end of 1999. The Company initiated communication with its significant suppliers to determine the extent to which its operations are vulnerable to those third parties' failure to remediate their own year 2000 issues. Suppliers of hardware, software or products that might contain embedded processors were asked to provide information regarding the year 2000 compliance status of their products. The Company will continue to seek information from non-responsive suppliers. The Company cannot give any assurance that the systems of other companies on which its systems rely will be year 2000 compliant and that any failure of such a company to be year 2000 compliant will not have an adverse effect on the Company's operations.

         The Company expects verification activities will continue through the end of the year. The Company also expects some aspects of the year 2000 plan to continue beyond January 1, 2000 with respect to resolution of non-critical issues.

         Costs. The Company expects that all software installations or other modifications will be expensed as incurred, while the cost for new software will be capitalized and amortized over the software's useful life. At this time, the Company anticipates spending no more than $70,000 in its efforts to become year 2000 compliant, of which approximately $44,000 has been spent to date from available working capital. Estimates of time, cost and risks are based on currently available information. Developments that could affect estimates include, without limitation, the availability of trained personnel, the ability to locate and correct all non-compliant systems, cooperation and remediation success of third parties material to the Company, and the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or third parties.

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

         Contingency Plans. Contingency planning is an integral part of the Company's year 2000 readiness project. While substantial contingency planning has occurred, the Company has not yet completed a comprehensive contingency plan to address situations that may result should a significant third party system or mission critical internal system fail. Development of contingency plans is in progress and is expected to be completed by December 31, 1999. The Company cannot give any assurance that it will be able to develop a contingency plan that will adequately address all issues that may arise in the year 2000. The Company's failure to develop and implement, if necessary, an appropriate contingency plan could have a material adverse impact on its operations. Finally, the Company is also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company year 2000 compliance failures and related service interruptions.

         The disclosure in this section contains information regarding Year 2000 readiness which constitutes "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements".

FORWARD-LOOKING STATEMENTS

         The foregoing discussion and analysis contains a number of forward looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various risks and uncertainties. The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including forms 8-K, 10-Q, and 10-K, and include, among others, competition from traditional financing sources and from non-traditional lenders, availability of funding at competitive rates of interest, adverse changes in applicable laws and regulations, adverse changes in economic conditions, year 2000 compliance by the Company or third parties, adverse changes in the automobile or finance industries or in the non-prime consumer finance market, the Company's ability to maintain or increase the volume of installment contracts accepted and historical collection rates and the Company's ability to complete various financing alternatives.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 1998 Annual Report on Form 10-K.

                          PART II. - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

As previously disclosed in the Company's 1998 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 1999 and June 30, 1999, during the first quarter of 1998, several putative class action complaints were filed by shareholders against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of Michigan seeking money damages for alleged violations of the federal securities laws. On August 14, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases, was filed. The Complaint generally alleged that the Company's financial statements issued during the period August 14, 1995 through October 22, 1997 did not accurately reflect the Company's true financial condition and results of operations because such reported results failed to be in accordance with generally accepted accounting principles and such results contained material accounting irregularities in that they failed to reflect adequate reserves for credit losses. The Complaint further alleged that the Company issued public statements during the alleged class period which fraudulently created the impression that the Company's accounting practices were proper. On April 23, 1999, the Court granted the Company's and the defendant officers' and directors' motion to dismiss the Complaint and entered a final judgment dismissing the action with prejudice. On May 6, 1999, plaintiffs filed a motion for reconsideration of the order dismissing the Complaint or, in the alternative, for leave to file an amended complaint. On July 13, 1999, the Court granted the plaintiffs' motion for reconsideration and granted the plaintiffs leave to file an amended complaint. Plaintiffs filed their First Amended Consolidated Class Action Complaint on August 2, 1999. On September 30, 1999, the Company and the defendant officers and directors filed a motion to dismiss that complaint. On or about November 10, 1999, plaintiffs filed a motion seeking leave to file their Second Amended Consolidated Class Action Complaint. The Company and the defendant officers and directors have indicated they do not oppose plaintiffs' motion and, if the motion is granted, will stand on their pending motion to dismiss. A hearing on the motion to dismiss is presently scheduled for February 9, 2000. The Company and the defendant officers and directors intend to continue to vigorously defend this action. While the Company believes it has meritorious legal and factual defenses, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

As previously disclosed in the Company's 1998 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, the Company is currently a defendant in a class action proceeding commenced on October 15, 1996 in the United States District Court for the Western District of Missouri seeking money damages for alleged violations of a number of state and federal consumer protection laws (the "Missouri Litigation"). On October 9, 1997, the Court certified two classes on the claims brought against the Company, one relating to alleged overcharges of official fees, the other relating to alleged overcharges of post-maturity interest. On August 4, 1998, the Court granted partial summary judgment on liability in favor of the plaintiffs on the interest overcharge claims based upon the Court's finding of certain violations but denied summary judgment on certain other claims. The Court also entered a number of permanent injunctions, which among other things, restrained the Company from collecting the amounts found to be uncollectible. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable as of right, the Company appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit. Oral argument on the appeals was heard on April 19, 1999. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit overturned the August 4, 1998 partial summary judgment order and injunctions against the Company. The Court of Appeals held that the District Court lacked jurisdiction over the interest overcharge claims and directed the District Court to sever those claims and remand them to state court. The class action claims of alleged public official fee overcharges have not been finally adjudicated by the District Court and were not part of the appeal. The District Court as yet has not determined whether it will resolve only the federal official fee claim and remand the state law claims to state court or whether it will resolve all official fee claims. The Company will continue its vigorous defense of all remaining claims. However, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      See Index of Exhibits following the signature page.

              (b)     Reports on Form 8-K

                      The Company was not required to file a current report on Form 8-K during the quarter ended September 30, 1999 and none were filed during that period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CREDIT ACCEPTANCE CORPORATION
                                                  (Registrant)

                                                  /S/ BRETT A. ROBERTS
                                                  -----------------------------
                                                  BRETT A. ROBERTS
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  November 12, 1999

                                                  (Principal Financial Officer
                                                  and Duly Authorized Officer)

                                                  /S/ JOHN P. CAVANAUGH
                                                  -----------------------------
                                                  JOHN P. CAVANAUGH
                                                  Corporate Controller and
                                                  Assistant Secretary
                                                  November 12, 1999

                                                  (Principal Accounting Officer)

                               INDEX OF EXHIBITS

EXHIBIT               DESCRIPTION

4 (f) (7)             Amendment  No. 2 dated  September  29,  1999 to Security  Agreement  dated July 7, 1998 among
                      Kitty Hawk Funding Corporation, CAC Funding Corp., the Company and NationsBank, N.A.

27                    Financial Data Schedule

                                       20