Form 10-K405
period 1999-12-31
CREDIT ACCEPTANCE CORPORATION
filed 2000-03-30
CIK 885550

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

FOR THIS FISCAL YEAR ENDED DECEMBER 31, 1999    COMMISSION FILE NUMBER 000-20202

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

                                  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of 11,087,409 shares of the Registrant's common stock held by non-affiliates on March 22, 2000 was approximately $54,051,119. For purposes of this computation all officers, directors and 5% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

At March 22, 2000 there were 44,916,654 shares of the Registrant's Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement pertaining to the 2000 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CREDIT ACCEPTANCE CORPORATION
                          YEAR ENDED DECEMBER 31, 1999

                               INDEX TO FORM 10-K

ITEM                                                                    PAGE
----                                                                    ----
                                   PART I
 1.     Business....................................................       2
 2.     Properties..................................................      10
 3.     Legal Proceedings...........................................      11
 4.     Submission of Matters to a Vote of Security Holders.........      12

                                  PART II
 5.     Market Price and Dividend Information.......................      13
 6.     Selected Financial Data.....................................      14
 7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................      15
7A.     Quantitative and Qualitative Disclosures About Market
          Risk......................................................      26
 8.     Financial Statements and Supplemental Data..................      28
 9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................      55

                                  PART III
10.     Directors and Executive Officers of the Registrant..........      55
11.     Executive Compensation......................................      55
12.     Security Ownership of Certain Beneficial Owners and
          Management................................................      55
13.     Certain Relationships and Related Transactions..............      55

                                  PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.......................................................      55

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Credit Acceptance Corporation ("CAC" or the "Company"), incorporated in Michigan in 1972, is a specialized financial services company which provides funding, receivables management, collection, sales training and related products and services to automobile dealers located in the United States, the United Kingdom, Canada and Ireland. CAC assists such dealers with the sale of used vehicles by providing an indirect financing source for buyers with limited access to traditional sources of consumer credit ("Non-prime Consumers"). For the year ended December 31, 1999, CAC had total revenues of $116.1 million and a net loss of ($10.7) million. At December 31, 1999, aggregate gross installment contracts receivable were $679.2 million and total shareholders' equity was $263.0 million.

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

     The Company is organized into two primary business segments: CAC North America and CAC United Kingdom. See Note 13 to the consolidated financial statements for information regarding the Company's reportable segments.

PRODUCTS AND SERVICES

     CAC derives its revenues from the following principal sources: (i) servicing fees (which are accounted for as finance charges) earned as a result of servicing and collecting installment contracts originated and assigned to the Company by dealers; (ii) premiums earned from the Company's reinsurance activities and service contract programs; and (iii) other income which primarily consists of fees earned from third party service contract products offered by dealers, fees charged to dealers at the time they enroll in the Company's program, income from operating lease assets and interest income from loans made directly to dealers for floor plan financing and working capital purposes. The following table sets forth the percent relationship to total revenue of each of these sources.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                             -----------------------
                PERCENT OF TOTAL REVENUE                     1997     1998     1999
                ------------------------                     -----    -----    -----
Finance charges..........................................     71.2%    68.8%    65.9%
Gain on sale of advance receivables, net.................       --      0.5       --
Premiums earned..........................................      6.9      7.7      9.0
Other income.............................................     21.9     23.0     25.1
                                                             -----    -----    -----
  Total revenue..........................................    100.0%   100.0%   100.0%
                                                             =====    =====    =====

PRINCIPAL BUSINESS

     CAC's principal business involves: (i) the acceptance of installment contracts originated and assigned by participating dealers; and (ii) the subsequent management and collection of such contracts. For installment contracts meeting the Company's criteria, CAC makes a formula-based cash payment to the dealer (an "Advance"). In North America, the Company may Advance up to 90% of the amount financed, but Advances typically range between 50% and 75% of the amount financed. In the United Kingdom, the Company may Advance up to 100% of the amount financed, however, Advances typically range between 70% and 90% of the amount financed. To mitigate its risk, at the time of accepting the assignment of an installment contract, CAC obtains a security interest in the vehicle and establishes a dealer holdback equal to the gross amount of the contract, less the Company's servicing fee, which is recorded as an unearned finance charge. CAC's acceptance of such contracts is generally without recourse to the general assets of the dealer, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the contract.

     CAC offers its dealers in North America several Advance alternatives, which are calculated based upon the dealer's history with the Company, the credit score for a particular customer and the year, make, model, and mileage of the used vehicle to be financed. A similar method is used in the United Kingdom to calculate the Advance, with the exception of credit scoring the customer.

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

OPERATIONS -- CAC NORTH AMERICA AND CAC UNITED KINGDOM

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

     New dealers located in North America are generally charged a $4,500 dealer enrollment fee, which affords the dealer access to the Company's training material and programs and helps offset the administrative expenses associated with new dealer enrollment. In 1999, the Company began generally charging new dealers located in the United Kingdom an enrollment fee of 2,500 pounds.

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

     Contract Portfolio. The portfolio of installment contracts contains loans of initial duration generally ranging from 24 to 42 months, with an average initial maturity of approximately 32 months. The Company receives a servicing fee generally equal to 20% of the gross amount of the contract, with rate of return varying, based upon the amount of the Advance and the term of the contract.

     The following table sets forth, for each of the periods indicated, the average size of installment contracts accepted by the Company, the percent growth in the average size of contracts accepted, the average initial maturity of the contracts accepted, the average advance per installment contract accepted and the average advance as a percent of the average installment contract accepted.

                                                                      AS OF DECEMBER 31,
                                                        ----------------------------------------------
               AVERAGE CONTRACT DATA                     1995      1996      1997      1998      1999
               ---------------------                    ------    ------    ------    ------    ------
Average size of installment contracts accepted
  during the period.................................    $6,507    $7,249    $8,340    $8,402    $8,931
Percentage growth in average size of contract.......       9.9%     11.4%     15.1%      0.7%      6.3%
Average initial maturity (in months)................        25        30        31        31        32
Average advance per installment contract............    $3,220    $3,837    $4,228    $4,260    $4,784
Average advance as a percent of average installment
  contract accepted.................................      49.5%     52.9%     50.7%     50.7%     53.6%

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

     LSS -- The LSS, designed and built for the Company by the same consulting firm, was installed and implemented in the third quarter 1997. This system contains all loan transaction data, including payments and charge-offs for loans accepted by the Company since July 1990. The system is the Company's primary information source for management reporting including production of monthly statements sent to dealers summarizing the status of their accounts and the Company's static pool system, which provides the Company with a static pool analysis on a per dealer basis. This system provides the Company with the ability to project future collections for each dealer based on actual prior loss history. These projections are then used to analyze dealer profitability and to estimate and record the Company's reserve on Advances to dealers. The LSS interfaces with both the ACS and CS.

     CS -- The CS, which is used by Company collection personnel to service all active accounts was purchased, modified and installed in 1989. The collection system provides data on all of the Company's customer accounts including loan and payment information as well as a log of all account activity including letters sent and summaries of telephone contact. The system generates payment books which are sent on all new accounts, generates all collection letters and notices, allows collectors to record promises to pay and broken promises, interfaces with an automated dialing system, assigns accounts to collection personnel and tracks results on a per collector basis. Repossession and legal accounts are also processed on this system. The CS also interfaces with the LSS.

     The Company employs one major computer system in its UK operation, which was originally developed by a major software vendor. The Company purchased the source code in 1997 and now continues to develop and enhance the system in house. The system encompasses the main features of the ACS, LSS and CS with the exception of (i) the ability to automatically pull all credit bureau and vehicle guidebook data, which have to be referenced separately, and (ii) the automatic interface with the phone system.

     Servicing and Collections. CAC's staff of professional and experienced collection personnel collects amounts due on installment contracts, assisted by the CS and telephone systems. The customized CS system is integrated with an automated dialing telephone system, which allows the Company's collection personnel to contact a large number of customers on a daily basis. The integration of the systems allows critical calling information to be seamlessly uploaded to the CS. This integration helps identify customers who are difficult to contact by phone and need additional collection efforts. In North America, customer payments are received through a bank lockbox and at CAC's Southfield, Michigan location. Payment receipt data is electronically transferred from the bank lockbox on a daily basis for posting to the customer's account. The payments are processed in CAC's LSS which provides customer payment information to the CS on a real time basis.

     In the United Kingdom, customers can make payments at banks and post offices. The payment receipt data is received electronically, on a daily basis, and is automatically posted to the customer's account. In addition to payments being received at the Company's UK offices, the Company electronically originates a large percentage of payments directly from a customer's bank account, with the customer's prior consent. All payments processed update the customer's account on a real time basis.

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

     The repossession process typically begins when a customer becomes approximately 30 days past due. At that time, the Company contracts with a third party to repossess and sell the vehicle at an auction. The costs related to such activities, to the extent permitted by law, are added to the amount due from the customer and the dealer Advance amount. If the proceeds from the sale are not sufficient to cover the total balance due, the

Company may seek to recover its "deficiency balance" from the customer through legal means, including wage garnishment to the extent permitted by applicable law. Although the Company continues to pursue collection, the deficiency balance is charged-off after nine months of not receiving any material payments.

     Proprietary Credit Scoring System. In 1999, the Company implemented a proprietary credit scoring system in North America which is based upon the Company's portfolio database and was developed with the assistance of an independent statistical consulting firm. Credit scoring is used to evaluate risk in terms of expected collection rates. Factors considered in the credit scoring model include data contained in the customer's credit application, the customer's credit bureau report and the structure of the proposed transaction. The credit scoring system provides the Company with the ability to vary the structure of the installment contract and the Advance rate on the contract based upon the statistical probability of default. The credit scoring system is not utilized in the United Kingdom.

     The Company's credit scoring model is evaluated monthly through the comparison of actual versus projected loan collection performance by credit score. The Company continues to enhance and refine its proprietary credit scoring model based on new information and trends in its portfolio of installment contracts receivable.

OPERATIONS -- CAC AUTOMOTIVE LEASING

     During 1999, the Company began to expand its automotive leasing business through two business units, AutoNet Finance.com and CAC Leasing, Inc. Through these business units, the Company purchases 24 to 36 month used vehicle leases originated by dealers participating in the Company's automotive leasing programs. The Company had been evaluating leasing as an alternative for the Non-prime Consumer for several years through a pilot program. The programs are designed to provide dealers with a leasing alternative for Non-prime Consumers with limited access to traditional sources of consumer credit. Because the Company assumes ownership of the vehicles from the dealers, these leases are accounted for as operating leases with the capitalized cost of the vehicles recorded as depreciable assets (net investment in operating leases). This program differs from the Company's principal business in that, as these leases are purchased outright, the dealer does not have any rights to future collections on the lease contracts.

     The Company anticipates that as it expands its leasing business to new markets and dealers, the leasing business could become a more significant part of the Company's overall operations.

ANCILLARY PRODUCTS

     The Company continually explores methods by which its business relationships with dealers may be enhanced, including several ancillary products such as insurance and service contracts.

     Insurance and Service Contract Programs. In the U.S., CAC has arrangements with insurance carriers to assist dealers in offering credit life and disability insurance to Non-prime Consumers. Pursuant to this program, the Company advances to dealers an amount equal to the credit life and disability insurance premium on contracts accepted by the Company, which include credit life and disability insurance written by the Company's designated insurance carriers. The Company is not involved in the actual sale of insurance; however, as part of the program, the insurance carriers cede insurance coverages and premiums (less a fee) to wholly-owned subsidiaries of the Company, which reinsure such coverages. As a result, the subsidiaries bear the risk of loss attendant to claims under the coverages ceded to it, and earn revenues resulting from premiums ceded and the investment of such funds.

     Buyers Vehicle Protection Plan, Inc. ("BVPP"), a wholly-owned subsidiary of CAC, operates as an administrator of certain vehicle service contract programs offered by dealers to consumers in the U.S. Under this program, BVPP charges dealers a premium for the service contracts and in return agrees to reimburse dealers for designated amounts that the dealer is required to pay for covered repairs on the vehicles it sells. CAC advances to dealers an amount equal to the purchase price of the vehicle service contract on contracts accepted by the Company which include vehicle service contracts. CAC has, in turn, subcontracted its obligations to administer these programs to third parties that have experience with such programs. Nevertheless, the risk of loss (reimbursement obligations in excess of the purchase price of the vehicle service contract) remains with BVPP. In addition, BVPP has relationships with third party service contract providers which pay BVPP a fee on service contracts included on installment contracts financed through participating dealers. BVPP does not bear any risk of loss for covered claims on these third party service contracts.

     In the United Kingdom, the Company has relationships with third party credit life and disability and service contract providers, which pay the Company a fee on credit life and disability and service contracts included on installment contracts financed through participating dealers.

     The Company has an arrangement with insurance carriers and a third party administrator in the U.S. to market and provide claims administration for a dual interest collateral protection program. This insurance program, which insures the financed vehicle against physical damage up to the lesser of the cost to repair the vehicle or the unpaid balance owed on the related installment contract, is offered to Non-prime Consumers who finance vehicles through participating dealers. If desired by a Non-prime Consumer, collateral protection insurance coverage is written under a group master policy issued by the unaffiliated insurance carriers to the Company. The Company is not involved in the actual sale of insurance; however, as part of the program, the insurance carriers cede insurance coverages and premiums (less a fee) to CAC Reinsurance, Ltd., a wholly-owned subsidiary of the Company, which acts as a reinsurer of such coverages. As a result, the subsidiary bears the risk of loss attendant to claims under the coverages ceded to it, and earns revenues resulting from premiums ceded and the investment of such funds.

     The Company continually considers other programs that will increase its services to dealers. The Company intends that such programs, if undertaken, will be initially marketed selectively in order to establish strong operating systems and assess the potential profitability of these services.

OTHER SERVICES

     Floor Plan Financing and Secured Working Capital Loans. In the U.S., the Company offers floor plan financing to certain dealers, pursuant to which the Company makes loans to dealers to finance vehicle inventories, in each case secured by the inventory, the related proceeds from the future sale of such inventory and, for dealers participating in the Company's financing program, future collections on installment contracts accepted from such dealers. This financing is provided on a selected basis primarily to dealers participating in the Company's financing program. On a limited basis, the Company provides floor plan financing to dealers not participating in the Company's financing program. The interest rate charged on outstanding floor plan balances generally ranges from 12% to 18% per annum. On a selected basis, the Company also provides dealers with working capital loans. These loans are secured by substantially all assets of the dealer, including any future cash collections owed to the dealer on installment contracts accepted by the Company.

     Credit Reporting Services. In May 1999, the Company sold Montana Investment Group, Inc., a subsidiary of the Company which supplied risk assessment and fraud alert information and computerized skip tracing services regarding Non-prime Consumers to companies serving the Non-prime Consumer market.

     Auction Services. In December 1999, the Company sold substantially all of the assets and rights to operate its automotive auctions in Pennsylvania and South Carolina. The auctions provided vehicle suppliers with a full range of services to process and sell vehicles to buyers at the auctions.

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

     The Company maintains a reserve against Advances to dealers that are not expected to be recovered through collections on the related installment contract portfolio. For purposes of establishing the reserve, expected future collections are reduced to their present-value in order to achieve a level yield over the expected term of the Advance. The Company's loan servicing system allows the Company to estimate future collections for each dealer pool using historical loss experience and a dealer by dealer static pool analysis. The Company recorded a non-cash charge during 1999 to reflect the impact of collections on loan pools originated primarily during 1995, 1996 and 1997 falling below previous estimates, indicating further impairment of Advance balances associated with these loan pools. While previous loss curves indicated that loans originated in 1995, 1996 and 1997 would generate lower overall collection rates than those originated in prior years, in the third quarter of 1999 the loss curves indicated collection rates on these pools would be lower than previously estimated. Management's analysis of the static pool model also indicates that the business originated subsequent to 1997 is of higher quality than business originated during the three years ended December 31, 1997. Future reserve requirements will depend in part on the magnitude of the variance between management's current estimate of future collections and the actual collections that are realized. The Company charges off dealer Advances against the reserve at such time when the Company determines that an Advance is permanently impaired. Ultimate losses may vary from current estimates and the amount of the provision, which is the current expense, may be either greater or less than actual charge offs.

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

COMPETITION

     The Non-prime Consumer finance market is very fragmented and highly competitive. The Company believes that there are numerous competitors providing, or are capable of providing, financing programs through dealers to purchasers and lessees of used vehicles. The Company also competes, indirectly, with dealers operating dealer-financed programs. Because the Company's program is directed to provide financing to individuals who cannot ordinarily qualify for traditional financing, the Company does not believe that it directly competes with commercial banks, thrifts, automobile finance companies and others that apply more traditional lending criteria to the credit approval process. Historically, these traditional sources of used vehicle financing (some of which are larger, have significantly greater financial resources and have relationships with captive dealer networks) have not served the Company's market segment consistently. The Company's market is primarily served by smaller finance organizations which solicit business when and as their capital resources allow. The Company intends to capitalize on this market segment's lack of a major, consistent financing source. However, if such a competitor were to enter the Company's market segment, the Company's financial position and results of operations could be materially adversely affected. The Company believes that it can compete on the basis of service provided to its participating dealers, innovative products and superior collection performance.

CUSTOMER AND GEOGRAPHIC CONCENTRATIONS

     Installment contracts receivable attributable to contracts accepted from affiliated dealers owned by the Company's majority shareholder represented approximately 4% at the end of 1997 and 2% of gross installment contracts receivable at the end of 1998 and 1999. Approximately 1%, 2 % and 2% of the value and number of installment contracts accepted by the Company during 1997, 1998 and 1999, respectively, were originated by affiliated dealers. Affiliated dealers are not obligated to continue doing business with CAC, nor are they precluded from owning or operating businesses which may compete with the Company. As of December 31, 1999, approximately 27.5% of the participating dealers in North America were located in Michigan, Maryland, and Virginia and these dealers accounted for approximately 31.2% of the number of contracts accepted from North American dealers in 1999. As of December 31, 1999, approximately 13.6% of the Company's total participating dealers were located in the United Kingdom and during 1999 these dealers accounted for approximately 16.4% of the new contracts accepted by the Company. No single dealer accounted for more than 10% of the number of installment contracts accepted by the Company during 1997, 1998 or 1999, however, during 1999, two dealer groups in the United Kingdom accounted for approximately 47.4% of new contracts accepted by that business segment.

     The following table sets forth, for each of the last three years for the Company's domestic and foreign operations, the amount of revenues from customers and long-lived assets (in thousands):

                                                      AS OF AND FOR YEARS ENDED
                                                            DECEMBER 31,
                                                   -------------------------------
                                                     1997        1998       1999
                                                   --------    --------    -------
Revenues from customers
  United States..................................  $134,950    $120,086    $97,895
  United Kingdom.................................    28,598      20,828     16,660
  Other foreign..................................       687       1,435      1,500
Long-lived assets
  United States..................................  $ 18,910    $ 18,781    $16,699
  United Kingdom.................................     1,914       1,834      1,544
  Other foreign..................................        15          12         --

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

     The sale of insurance products by dealers is also subject to state laws and regulations. As the Company does not deal directly with consumers in the sale of insurance products, it does not believe that its business is significantly affected by such laws and regulations. Nevertheless, there can be no assurance that insurance regulatory authorities in the jurisdictions in which such products are offered by dealers will not seek to regulate the Company or restrict the operation of the Company's business in such jurisdictions. Any such action could materially adversely affect the income received from such products. CAC's credit life and disability reinsurance and property and casualty insurance subsidiaries are licensed and subject to regulation in the state of Arizona and in the Turks and Caicos Islands.

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

EMPLOYEES

     As of December 31, 1999, the Company employed 627 persons, 353 of whom were collection personnel, 90 were contract origination and processing personnel, 69 were marketing professionals, 26 were information systems professionals, 22 were accounting professionals and the remainder were management or support personnel. The Company's employees have no union affiliations and the Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES

CAC NORTH AMERICA

     The Company's headquarters are located at 25505 West Twelve Mile Road, Southfield, Michigan 48034. The Company purchased the office building in 1993, which it financed in part by a loan secured by a mortgage on the building. The office building includes approximately 118,000 square feet of space on five floors. The Company occupies approximately 60,000 square feet of the building, with most of the remainder of the building leased to various tenants. The Company plans to continue to lease excess space in the building until such time as the Company's expansion needs require it to occupy additional space.

     The Company leases space in an office building in Henderson, Nevada, which houses CAC's western North America collections and sales operations. The Company occupies approximately 9,300 square feet of the building. The lease expires in February 2004.

CAC UNITED KINGDOM

     The Company leases space in an office building in Worthing, West Sussex, in the United Kingdom, which is the headquarters for the Company's United Kingdom operations. The Company occupies approximately 10,000 square feet of the building under a lease expiring in September 2007.

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

     During the first quarter of 1998, several putative class action complaints were filed by shareholders against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of Michigan seeking money damages for alleged violations of the federal securities laws. On August 14, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases, was filed. The Complaint generally alleged that the Company's financial statements issued during the period August 14, 1995 through October 22, 1997 did not accurately reflect the Company's true financial condition and results of operations because such reported results failed to be in accordance with generally accepted accounting principles and such results contained material accounting irregularities in that they failed to reflect adequate reserves for credit losses. The Complaint further alleged that the Company issued public statements during the alleged class period which fraudulently created the impression that the Company's accounting practices were proper. On April 23, 1999, the Court granted the Company's and the defendant officers' and directors' motion to dismiss the Complaint and entered a final judgment dismissing the action with prejudice. On May 6, 1999, plaintiffs filed a motion for reconsideration of the order dismissing the Complaint or, in the alternative, for leave to file an amended complaint. On July 13, 1999, the Court granted the plaintiffs' motion for reconsideration and granted the plaintiffs leave to file an amended complaint. Plaintiffs filed their First Amended Consolidated Class Action Complaint on August 2, 1999. On September 30, 1999, the Company and the defendant officers and directors filed a motion to dismiss that complaint. On or about November 10, 1999, plaintiffs sought and were granted leave to file a Second Amended Consolidated Class Action Complaint. A hearing on the defendants' motion to dismiss the Second Amended Consolidated Class Action Complaint was held on March 1, 2000 and, on March 24, 2000, the Court granted the Company's and the defendant officers' and directors' motion to dismiss the Second Amended Consolidated Class Action Complaint and entered a final judgment dismissing the action with prejudice. In the event that plaintiffs choose to appeal this judgment, the Company and the defendant officers and directors will continue to vigorously defend this action. While the Company believes it has meritorious legal and factual defenses, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

     The Company is currently a defendant in a class action proceeding commenced on October 15, 1996 in the United States District Court for the Western District of Missouri seeking money damages for alleged violations of a number of state and federal consumer protection laws (the "Missouri Litigation"). On October 9, 1997, the District Court certified two classes on the claims brought against the Company, one relating to alleged overcharges of official fees, the other relating to alleged overcharges of post-maturity interest. On August 4, 1998, the District Court granted partial summary judgment on liability in favor of the plaintiffs on the interest overcharge claims based upon the District Court's finding of certain violations but denied summary judgment on certain other claims. The District Court also entered a number of permanent injunctions, which among other things, restrained the Company from collecting the amounts found to be uncollectible. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable as of right, the Company appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit. Oral argument on the appeals was heard on April 19, 1999. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit overturned the August 4, 1998 partial summary judgment order and injunctions against the Company. The Court of Appeals held that the District Court lacked jurisdiction over the interest overcharge claims and directed the District Court to sever those claims and remand them to state court. The class action claims of alleged public official fee overcharges have not been finally adjudicated by the District Court and were not part of the appeal. On February 18, 2000, the District Court entered an Order remanding the post-maturity interest class to Missouri state court while retaining jurisdiction on the official fee class. The District Court has set a bench trial date commencing the week of June 19, 2000. The Company will continue its vigorous defense of all remaining claims. However, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET PRICE AND DIVIDEND INFORMATION

     The Company's Common Stock is traded on The Nasdaq Stock Market(R) under the symbol CACC. The high and low sale prices for the Common Stock for each quarter during the two year period ending December 31, 1999 as reported by The Nasdaq Stock Market(R) are set forth in the following table.

                                                         1998               1999
                                                    ---------------    ---------------
                 QUARTER ENDED                       HIGH      LOW      HIGH      LOW
                 -------------                      ------    -----    ------    -----
March 31........................................    $ 9.63    $5.25    $10.25    $5.44
June 30.........................................     12.38     8.38      8.63     4.88
September 30....................................      9.19     5.56      6.25     4.88
December 31.....................................      7.75     4.63      6.00     3.00

     As of December 31, 1999, the approximate number of beneficial holders and shareholders of record of the Common Stock was 5,000 based upon securities position listings furnished to the Company.

     The Company has not paid any cash dividends during periods presented and has no present plans to pay any cash dividends on its Common Stock. The Company intends to retain its earnings to finance the growth and development of its business. The Company's credit agreements contain certain covenants which prohibit the payment of dividends under certain circumstances and other covenants pertaining to the Company's tangible net worth which may indirectly limit the payment of dividends on Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The selected income statement and balance sheet data presented below for and as of each of the five years ended December 31, 1999 are derived from the Company's audited consolidated financial statements. The selected financial data presented below as of December 31, 1998 and 1999 and for the years ended December 31, 1997, 1998 and 1999 should be read in conjunction with the Company's consolidated audited financial statements and notes thereto and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Report.

                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          1995         1996         1997         1998         1999
                                       ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA:
Revenue:
  Finance charges....................  $   66,276   $   92,944   $  117,020   $   98,007   $   76,497
  Premiums earned....................       6,504        9,653       11,304       10,904       10,389
  Gain on sale of Advance
     receivables, net................          --           --           --          685           --
  Other income.......................      12,301       21,337       35,911       32,753       29,169
                                       ----------   ----------   ----------   ----------   ----------
       Total revenue.................      85,081      123,934      164,235      142,349      116,055
                                       ----------   ----------   ----------   ----------   ----------
Costs and Expenses:
  Operating expenses.................      21,716       30,627       45,911       59,004       56,772
  Provision for credit losses........       7,066       13,071       85,472       16,405       56,073
  Provision for claims...............       1,964        3,060        3,911        3,734        3,498
  Valuation adjustment on retained
     interest in securitization......          --           --           --           --       13,517
  Interest...........................       8,785       13,568       27,597       25,565       16,576
                                       ----------   ----------   ----------   ----------   ----------
       Total costs and expenses......      39,531       60,326      162,891      104,708      146,436
                                       ----------   ----------   ----------   ----------   ----------
Other Operating Income Gain on sale
  of subsidiary......................          --           --           --           --       14,720
                                       ----------   ----------   ----------   ----------   ----------
Operating income (loss)..............      45,550       63,608        1,344       37,641      (15,661)
  Foreign exchange gain (loss).......         (57)          27          (41)        (116)         (66)
                                       ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes....      45,493       63,635        1,303       37,525      (15,727)
  Provision (credit) for income
     taxes...........................      15,921       22,126         (234)      12,559       (5,041)
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss)....................  $   29,572   $   41,509   $    1,537   $   24,966   $  (10,686)
                                       ==========   ==========   ==========   ==========   ==========
Net income (loss) per common
  share(A):
  Basic..............................  $      .70   $      .91   $      .03   $      .54   $     (.23)
                                       ==========   ==========   ==========   ==========   ==========
  Diluted............................  $      .68   $      .89   $      .03   $      .53   $     (.23)
                                       ==========   ==========   ==========   ==========   ==========
Weighted average shares outstanding
  (A):
  Basic..............................  42,385,262   45,605,159   46,081,804   46,190,208   46,222,730
  Diluted............................  43,527,770   46,623,655   46,754,713   46,960,290   46,222,730

BALANCE SHEET DATA:
Installment contracts receivable,
  net................................  $  653,297   $1,030,971   $1,037,760   $  665,574   $  568,378
Floor plan receivables...............      13,249       15,493       19,800       14,071       15,492
Notes receivables....................       3,232        2,663        1,231        2,278        3,610
All other assets.....................      16,662       25,291       56,819       70,006       72,760
                                       ----------   ----------   ----------   ----------   ----------
       Total assets..................  $  686,440   $1,074,418   $1,115,610   $  751,929   $  660,240
                                       ==========   ==========   ==========   ==========   ==========
Dealer holdbacks, net................  $  363,519   $  496,434   $  439,554   $  222,275   $  202,143
Total debt...........................      95,780      288,899      391,666      218,798      158,985
Other liabilities....................      28,166       42,942       35,399       34,593       36,137
                                       ----------   ----------   ----------   ----------   ----------
       Total liabilities.............     487,465      828,275      866,619      475,666      397,265
Shareholders' equity(B)..............     198,975      246,143      248,991      276,263      262,975
                                       ----------   ----------   ----------   ----------   ----------
  Total liabilities and shareholders'
     equity..........................  $  686,440   $1,074,418   $1,115,610   $  751,929   $  660,240
                                       ==========   ==========   ==========   ==========   ==========

(A) On September 29, 1995 the Company consummated a public offering of 3,900,000 shares of its Common Stock.

(B)  No dividends were paid during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     CAC is a specialized financial services company providing funding, receivables management, collection, sales training and related products and services to automobile dealers located in the United States, the United Kingdom, Ireland and Canada. The Company assists such dealers by providing them with an indirect source of financing for buyers of used vehicles with limited access to traditional sources of consumer credit. In addition, but to a significantly lesser extent, the Company provides floor plan financing and secured working capital loans to dealers, secured by the related vehicle inventory and any future cash collections owed to the dealer on contracts accepted under the Company's program.

     The Company's relationship with a dealer is defined by: (i) the servicing agreement which sets forth the terms and conditions associated with the Company's acceptance of a contract from a dealer; and (ii) the contract, which is a retail installment sales contract between a dealer and a purchaser of a used vehicle, providing for payment over a specified term. With respect to its principal financing program, the dealer assigns title to the contract and the security interest in the vehicle to the Company. Thereafter, the rights and obligations of the Company and the dealer are defined by the servicing agreement, which provides that a contract is assigned to the Company as nominee for the dealer for purposes of administration, servicing and collection of the amount due under the assigned contract, as well as for security purposes. The Company takes title to the contract as nominee and records the gross amount of the contract as a gross installment contract receivable and the amount of its "servicing fee" (see below) as an unearned finance charge which, for balance sheet purposes, is netted from the gross amount of the contract. The Company records the remaining portion of the contract (the gross amount of the contract less the unearned finance charge) as a "dealer holdback". For balance sheet purposes, dealer holdbacks are shown net of any Advances made by the Company to the dealer in connection with accepting the assignment of a contract.

     The Company's program allows dealers to establish the interest rate on contracts, which typically is the maximum rate allowable by the state or country in which the dealer is doing business. As the majority of the Company's revenue is derived from the servicing fee it receives on the gross amount due under the contract (typically 20% of the principal and interest), the Company's revenues from servicing fees are not materially impacted by changes in interest rates. The Company's revenue is principally dependent upon the gross value of contracts accepted, which is determined by the number of contracts accepted and the amount of the average contract. The contracts assigned to the Company are: (i) secured by the related vehicle; and (ii) short-term in duration (generally maturing in 24 to 42 months, with an initial average maturity of approximately 32 months). The interest rates charged on floor plan financing and on secured working capital loans typically range from 12% to 18% per annum.

     Through its automotive leasing business, the Company purchases 24 to 36 month used vehicle leases originated by dealers participating in the Company's automotive leasing programs. The programs are designed to provide dealers with a leasing alternative for Non-prime Consumers with limited access to traditional sources of consumer credit. Because the Company assumes ownership of the vehicles from the dealers, these leases are accounted for as operating leases with the capitalized cost of the vehicles recorded as depreciable assets (net investment in operating leases). This program differs from the Company's principal business in that, as these leases are purchased outright, the dealer does not have any rights to future collections on the lease contracts.

     The Company's subsidiaries provide additional services to dealers. One such subsidiary is primarily engaged in the business of reinsuring credit life and disability insurance policies and collateral protection insurance coverage issued to borrowers under contracts originated by dealers. Premiums are ceded to the subsidiary on both an earned and written basis and are earned over the life of the contracts using pro rata and sum-of-digits methods. Another subsidiary administers short-term limited extended service contracts offered by dealers. In connection therewith, the subsidiary bears the risk of loss for any repairs covered under the service contract. Revenue is recognized on a straight-line basis over the life of the service contracts. In addition, the subsidiary has relationships with third party service contract providers which pay the subsidiary a fee on service contracts included on installment contracts financed through participating dealers. The subsidiary does not bear the risk of loss for covered claims on these third party service contracts. The income from the non-refundable fee is recognized upon acceptance of the installment contract.

RESULTS OF OPERATIONS

     The following table sets forth the percent relationship of certain items to total revenue for the periods indicated.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                             -----------------------
                PERCENT OF TOTAL REVENUES                    1997     1998     1999
                -------------------------                    -----    -----    -----
Finance charges..........................................     71.2%    68.8%    65.9%
Premiums earned..........................................      6.9      7.7      9.0
Gain on sale of Advance receivables, net.................       --      0.5       --
Other income.............................................     21.9     23.0     25.1
                                                             -----    -----    -----
Total revenue............................................    100.0    100.0    100.0
                                                             -----    -----    -----
Operating expenses.......................................     28.0     41.5     48.9
Provision for credit losses..............................     52.0     11.5     48.3
Provision for claims.....................................      2.4      2.6      3.0
Valuation adjustment on retained interest in
  securitization.........................................       --       --     11.7
Interest.................................................     16.8     18.0     14.3
                                                             -----    -----    -----
  Total costs and expenses...............................     99.2     73.6    126.2
                                                             -----    -----    -----
Gain on sale of subsidiary...............................       --       --     12.7
                                                             -----    -----    -----
Operating income (loss)..................................      0.8     26.4    (13.5)
  Foreign exchange loss..................................       --     (0.1)    (0.1)
                                                             -----    -----    -----
Income (loss) before income taxes........................      0.8     26.3    (13.6)
  Provision (credit) for income taxes....................     (0.1)     8.8     (4.4)
                                                             -----    -----    -----
Net income (loss)........................................      0.9%    17.5%    (9.2)%
                                                             =====    =====    =====

     Year Ended December 31, 1998 Compared To Year Ended December 31, 1999

     Total Revenue. Total revenue decreased from $142.3 million in 1998 to $116.1 million in 1999, a decrease of $26.2 million or 18.4%. This decrease was primarily due to the decrease in finance charge revenue resulting from a decrease in the average installment contracts receivable balance. The decrease in gross installment contracts receivable is primarily the result of collections on and charge offs of installment contracts exceeding contract originations for the period. The volume of contract originations for CAC's North America operations decreased from $521.5 million for the year ended December 31, 1998 to $408.5 million for 1999. The volume of contract originations for CAC's United Kingdom operations increased from $59.1 million in 1998 to $124.6 million in 1999. Based upon reviews of dealer profitability and improvements in credit quality on installment contracts originated since the fourth quarter of 1997, in an effort to increase origination volumes, the Company has introduced new advance programs, both in the United States and United Kingdom, which have increased the Company's overall advance rates. The Company's Advances to dealers and payment of dealer holdback, as a percent of gross installment contracts accepted, increased from 50.1% for the year ended December 31, 1998 to 55.5% for 1999. There can be no assurance that higher Advance rates will lead to increased origination volumes in future periods or that Advance rates will not need to be reduced in future periods based on continued review of dealer profitability and credit quality. While management expects the increased Advance rates to have a positive effect on the Company's results, higher Advance rates increase the Company's risk of loss on dealer Advances in future periods.

     The average yield on the Company's installment contract portfolio, calculated using finance charge revenue divided by average installment contracts receivable, was approximately 11.4% and 12.3% in 1998 and 1999, respectively. The increase in the average yield is due to a decrease in the percentage of installment contracts which were in non-accrual status. The percentage of installment contracts which were in non-accrual status was 32.4% and 23.0% as of December 31, 1998 and 1999, respectively.

     Premiums earned increased, as a percentage of total revenue, from 7.7% in 1998 to 9.0% in 1999. Premiums on the Company's service contract program are earned on a straight-line basis over the life of the service contracts. Premiums reinsured under the Company's credit life and collateral protection insurance programs are earned over the life of the contracts using the pro rata and sum-of-digits methods. As a result of these revenue recognition methods, premiums earned decreased at a slower rate than the decrease in finance charge revenue.

     In July 1998, the Company recognized a net gain on sale of advance receivables of approximately $685,000. The gain resulted from the securitization of dealer Advances having a carrying value of approximately $56 million. See "Liquidity and Capital Resources". The gain represents the difference between the sale proceeds to the Company from the sale of dealer Advance receivables to an institutional investor, net of transaction costs, and the Company's carrying amount of the Advances, plus the present value of the estimated cash flows to be received by the Company. In determining the gain on sale of receivables, the Company assumed an excess cash flow discount rate of 15%, cumulative credit losses of 14% and an interest rate on the underlying debt of 7.5%. The present value of such estimated excess cash flows has been recorded by the Company as a retained interest in securitization of $4.1 million as of December 31, 1999. The Company recorded a valuation adjustment to the retained interest in securitization in the third quarter of 1999 (see "Results of Operations -- Valuation Adjustment on Retained Interest in Securitization"). The installment contracts supporting the dealer Advances include contracts with origination dates ranging from July 1990 to June 1998, with a weighted average age of 15 months as of the date of the transaction. The amount of such contracts included on the Company's balance sheet as of June 30, 1998 was $98.6 million, of which $43.8 million was in non-accrual status. In addition, the Advances are supported by installment contracts which had been previously written off for financial statement purposes. The excess cash flows result from the amount by which projected collections on the installment contracts exceeds (i) the principal and interest to be paid to the institutional investor and (ii) the amount of dealer holdback due to dealers.

     In the securitization, the Company retained servicing responsibilities and subordinated interests. The Company receives monthly servicing fees of 4% of the collections on the installment contracts receivable, and rights to future cash flows arising after the institutional investor has received the return for which they are contracted. The investor has no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are generally restricted until investors have been fully paid and are subordinate to investors' interests. The value of the retained interest is subject to substantial credit risk and moderate interest rate risk, as well as the timing of projected collections on the transferred financial assets.

     Other income increased, as a percent of total revenue, from 23.0% in 1998 to 25.1% in 1999. The increase is primarily due to (i) revenue from the Company's auction services business which the Company began operating in June 1998 until it was sold in December 1999, (ii) servicing fees from the securitization of advance receivables completed in July 1998 and (iii) operating lease revenue from the CAC Automotive Leasing business unit which began operating in 1999. The increase is partially offset by (i) a decrease in revenues from the Company's credit reporting subsidiary which was sold on May 7, 1999, (ii) decreases in earned dealer enrollment fees due to a decline in the number of dealers enrolling in the Company's financing program and (iii) a decrease in fees earned on third party service contract products offered by dealers on installment contracts, as the volume of this business has declined proportionately with the decrease in installment contract originations.

     Operating Expenses. Operating expenses, as a percent of total revenue, increased from 41.5% in 1998 to 48.9% in 1999. Operating expenses consist primarily of salaries and wages, general and administrative, and sales and marketing expenses.

     The increase, as a percent of revenue, is primarily due to an increase in salaries and wages. Salaries and wages increased, as a percent of revenue, due to the Company's employee headcount not being reduced proportionately with the decrease in revenues. The Company has retained collection personnel in an effort to improve collection levels.

     A portion of management personnel compensation paid by the Company is charged to a company controlled by the Company's Chairman (the "Affiliated Company"), based upon the percentage of time spent working for the Affiliated Company. The Company charged the Affiliated Company approximately $226,000 and $203,000 in 1998 and 1999, respectively. Shared employees devote between 30% and 90% of their time to the Company, depending on their responsibilities. The Company believes that the amounts charged by the Company are representative of the respective employees' activities.

     The increase is also due to an increase, as a percent of revenue, in general and administrative expenses which, due to the fixed nature of certain of these expenses, did not decline proportionately with the decline in revenue. This increase is partially offset by a decrease in legal fees and settlement provisions resulting from a decline in material new litigation against the Company.

     To a lesser extent, the increase in operating expenses, as a percent of revenue, resulted from the Company's auction services business, which requires proportionately higher operating expenses than the Company's other businesses. The Company operated the auction service business from June of 1998 when it was the purchased until it was sold in December 1999.

     The increases, as a percent of revenue, in salaries and wages and general and administrative expenses are partially offset by a decrease in sales and marketing expenses. This expense decreased primarily due to reductions in sales commissions as a result of lower contract origination volumes and lower average sales force headcounts. The decrease in sales and marketing expenses is also the result of a decrease in advertising due to the termination of the Company's customer lead generating program.

     Provision for Credit Losses. The amount provided for credit losses, as a percent of total revenue, increased from 11.5% in 1998 to 48.3% in 1999. The provision for credit losses consists of two components: (i) a provision for losses on Advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio and (ii) a provision for earned but unpaid revenue on installment contracts which were transferred to non-accrual status during the period. The increase is primarily due to higher provisions needed for losses on Advances to dealers with respect to loan pools originated in 1995, 1996 and 1997. As such, the Company recorded a pre-tax charge of $47.3 million during the third quarter of 1999. The charge was necessary due to collections in affected loan pools falling below estimates indicating further impairment of advance balances associated with these pools.

     Management's analysis of collection results leads to a conclusion that the actual collection results will be below previous forecasts produced by its static pool model. While previous loss curves indicated that loans originated in 1995, 1996 and 1997 would generate lower overall collection rates than loans originated in prior years, trends in these loss curves indicate that collection rates on these pools will be lower than previously estimated. Management's analysis of the static pool data, after considering the effect of this less favorable trend, continues to indicate that the business originated since 1998 is of higher quality than that written in the prior three years.

     The decreases are partially offset by the lower provisions needed for earned but unpaid revenue primarily resulting from the decrease in the percent of non-accrual installment contracts receivable which were 32.4% and 23.0% of gross receivables as of December 31, 1998 and 1999, respectively.

     Provision for Claims. The amount provided for insurance and service contract claims, as a percent of total revenue, increased from 2.6% in 1998 to 3.0% in 1999. The increase corresponds with the increase, as a percent of total revenue, in premiums earned from 7.7% in 1998 to 9.0% in 1999. The Company has established claims reserves on accumulated estimates of claims reported but unpaid plus estimates of incurred but unreported claims. The Company believes the reserves are adequate to cover future claims associated with the programs.

     Valuation Adjustment on Retained Interest in Securitization. The Company recorded a $13.5 million valuation adjustment in 1999 on the retained interest in securitization related to the Company's July 1998 securitization. The retained interest in securitization represents an accounting estimate based on several variables including the amount and timing of collections on the underlying installment contracts receivable, the amount and timing of projected dealer holdback payments and interest costs. The Company regularly reviews the actual performance of these variables against the assumptions used to record the retained interest. This evaluation led to a reassessment of the timing and amount of collections on the installment contracts underlying the securitized advances and the resulting $13.5 million write down in the third quarter of 1999. The Company continues to assess the performance of the 1998 securitization and makes adjustments when necessary.

     Interest Expense. Interest expense, as a percent of total revenue, decreased from 18.0% in 1998 to 14.3% in 1999. Total interest expense decreased from $25.6 million in 1998 to $16.6 million in 1999. The $9.0 million decrease in interest expense for 1999 is primarily the result of a decrease in the amount of average outstanding borrowings which results from (i) the positive cash flow generated from collections on installment contracts receivable exceeding cash advances to dealers and payments of dealer holdbacks and (ii) amounts raised in July 1998 from the securitization of advance receivables. The decrease was partially offset by higher average interest rates in 1999. The weighted average interest rate was 9.27% in 1998 and 9.36% in 1999. The increase in the average interest rates for 1999 is the result of (i) the impact of fixed borrowing costs, such as facility fees, up front fees and other costs on average interest rates when average outstanding borrowings are decreasing, (ii) an increase in the interest rate on outstanding borrowings under the Company's senior notes resulting from amendments to the note purchase agreements entered into in contemplation of the Company's securitization of advance receivables in 1998 and the $47.3 million pre-tax charge on Advances to dealers in the third quarter of 1999, (iii) a decrease in line of credit balances, which carry lower interest rates, as a percentage of total average balance sheet debt and (iv) the acceleration of amortization of certain deferred debt issuance cost in connection with the repurchase of senior notes. These interest rate increases are partially offset by the secured financings completed in 1999, which are at lower rates of interest than the debt they replaced.

     Gain on Sale of Subsidiary. The Company recorded a pre-tax gain of $14.7 million in 1999 from the sale of the Company's credit reporting services subsidiary. The net proceeds from the sale were used to reduce outstanding indebtedness under the Company's $125 million credit facility.

     Operating Income (Loss). As a result of the aforementioned factors, operating income (loss) decreased from $37.6 million in 1998 to ($15.7) million in 1999, a decrease of $53.3 million.

     Foreign Exchange Loss. The Company incurred a foreign exchange loss of $116,000 and $66,000 in 1998 and 1999, respectively. The losses were the result of exchange rate fluctuations between the U.S. dollar and foreign currency on unhedged intercompany balances between the Company and subsidiaries which operate outside the United States.

     Provision (Credit) for Income Taxes. The provision (credit) for income taxes decreased from $12.6 million in 1998 to ($5.0) million in 1999. The decrease is primarily due to a pretax loss in 1999. In 1998 and 1999, the effective tax rate was 33.5% and 32.1%, respectively. The 1999 income tax benefit is partially offset by state income taxes incurred on the sale of the Company's credit reporting subsidiary in 1999.

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

     In July 1998, the Company recognized a net gain on sale of advance receivables of approximately $685,000. The gain resulted from the securitization of dealer Advances having a carrying value of approximately $56 million. See "Liquidity and Capital Resources". The gain represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company's carrying amount of the dealers Advances, plus the present value of the estimated cash flows to be received by the Company. In determining the gain on sale of receivables, the Company assumed an excess cash flow discount rate of 15%, cumulative credit losses of 14% and an interest rate on the underlying debt of 7.5%. The present value of such estimated excess cash flows has been recorded by the Company as a retained interest in securitization of $14.7 million as of December 31, 1998. The installment contracts supporting the dealer Advances include contracts with origination dates ranging from July 1990 to June 1998, with a weighted average age of 15 months. The amount of such contracts included on the Company's balance sheet as of June 30, 1998 was $98.6 million, of which $43.8 million was in non-accrual status. In addition, the Advances are supported by installment contracts which had been previously written off for financial statement purposes. The excess cash flows result from the amount by which projected collections on the installment contracts exceeds i) the principal and interest to be paid and ii) the amount of dealer holdback due to dealers.

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

     Other income increased, as a percent of total revenue, from 21.9% in 1997 to 23.0% in 1998. The increase is primarily due to i) revenues from the Company's auction services business which the Company began operating in June 1998; ii) an increase in revenues from the Company's credit reporting subsidiary and iii) servicing fees and interest earned on the retained interest in securitization resulting from the Company's securitization of advance receivables in July 1998. The increase is offset by decreases in fees earned on third party service contract products offered by dealers on installment contracts, as the volume of this business has declined proportionately with the decline in contract originations; and by a decrease due to a decline in the number of new dealers enrolling in the Company's financing program. The Company has become more selective with respect to the enrollment of new dealers in an effort to improve the performance of its portfolio of installment contracts receivable.

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

CREDIT LOSS POLICY AND EXPERIENCE

     When an installment contract is assigned to the Company by a participating dealer, the Company generally pays a cash Advance to the dealer. These Advance balances represent the Company's primary risk of loss related to the funding activity with the dealers.

     The Company maintains a reserve against Advances to dealers that are not expected to be recovered through collections on the related installment contract portfolio. For purposes of establishing the reserve, expected future collections are reduced to their present-value in order to achieve a level yield over the expected term of the Advance. The Company's loan servicing system allows the Company to estimate future collections for each dealer pool using historical loss experience and a dealer by dealer static pool analysis. The Company recorded a non-cash charge during 1999 to reflect the impact of collections on loan pools originated primarily during 1995, 1996 and 1997 falling below previous estimates, indicating further impairment of Advance balances associated with these loan pools. While previous loss curves indicated that loans originated in 1995, 1996 and 1997 would generate lower overall collection rates than those originated in prior years, in the third quarter of 1999 the loss curves indicated collection rates on these pools would be lower than previously estimated. Management's analysis of the static pool model also indicates that the business originated subsequent to 1997 is of higher quality than business originated during the three years ended December 31, 1997. Future reserve requirements will depend in part on the magnitude of the variance between management's current estimate of future collections and the actual collections that are realized. The Company charges off dealer Advances against the reserve at such time when the Company determines that an Advance is permanently impaired. Ultimate losses may vary from current estimates and the amount of the provision, which is the current expense, may be either greater or less than actual charge offs.

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

                                                         (DOLLARS IN THOUSANDS)
                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------
                                                      1997        1998        1999
                                                    --------    --------    --------
Provision for credit losses -- installment
  contracts.....................................    $ 11,072    $  3,432    $  1,205
                                                    --------    --------    --------
Provision for credit losses -- Advances.........    $ 74,400    $ 12,973    $ 54,868
                                                    ========    ========    ========
CHARGE OFFS
------------------------------------------------
Charged against dealer holdbacks................    $374,646    $359,846    $187,584
Charged against unearned finance charges........      82,748      81,632      43,094
Charged against allowance for credit losses.....      10,138       8,392       3,489
                                                    --------    --------    --------
Total contracts charged off.....................    $467,532    $449,870    $234,167
                                                    ========    ========    ========
Net charge off against the reserve on
  Advances......................................    $ 71,391    $  9,744    $ 70,353
                                                    ========    ========    ========

                                                             AS OF DECEMBER 31,
                                                           -----------------------
                     CREDIT RATIOS                         1997     1998     1999
                     -------------                         -----    -----    -----
Allowance for credit losses as a percent of gross
  installment contracts receivable.....................     1.0%     0.9%     0.7%
Reserve on Advances as a percent of Advances...........     2.8%     4.6%     1.3%
Gross dealer holdbacks as a percent of gross
  installment contracts receivable.....................    79.9%    79.8%    79.6%

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal need for capital is to fund cash Advances made to dealers in connection with the acceptance of installment contracts and for the payment of dealer holdbacks to dealers who have repaid their Advance balances. These cash outflows to dealers increased from $290.6 million in 1998 to $295.6 million in 1999. These amounts have historically been funded primarily from cash collections on installment contracts, cash provided by operating activities and draws under the Company's line of credit agreements. During 1999, the Company paid down approximately $42.1 million on its line of credit and repaid $105.6 million on its outstanding senior notes, primarily funded by (i) $100 million raised through secured financings of Advance receivables during the third and fourth quarters of 1999, (ii) principal collections on installment contracts receivable exceeding cash advances to dealers and (iii) proceeds from the sale of the Company's credit reporting services subsidiary. During the fourth quarter of 1997 and in 1998, the Company implemented more conservative Advance programs and reduced business with marginally profitable and unprofitable dealers in order to improve the performance of its portfolio of installment contracts. These changes have resulted in reduced levels of originations and cash Advances to dealers in 1998 and in 1999.

     The Company has a $125 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 13, 2000 and is subject to annual extensions for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The agreement provides that interest is payable at the Eurocurrency rate plus 140 basis points, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to six months. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt-to-equity, debt to Advances, debt to gross installment contracts receivable, Advances to installment contracts receivable, fixed charges to net income, limits on the Company's investment in its foreign subsidiaries and requirements that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured through a lien on most of the

Company's assets on an equal and ratable basis with the Company's senior notes. As of December 31, 1999, there was approximately $34.2 million outstanding under this facility.

     The Company has a $2.0 million British pound sterling line of credit agreement with a commercial bank in the United Kingdom. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank, with interest payable at the greater of the United Kingdom bank's base rate (5.5% as of December 31, 1999) plus 65 basis points or at the Libor rate plus
56.25 basis points. As of December 31, 1999, there was approximately 1.5 million British pounds ($2.4 million U.S. dollars) outstanding under this agreement.

     In July 1999 and December 1999, the Company completed two separate $50 million secured financings of Advance receivables. Pursuant to these transactions, in July 1999 and December 1999, the Company contributed dealer advances having a carrying amount of approximately $62.4 million and $65.0 million respectively and received approximately $97.7 million in financing from an institutional investor. The financing, which is nonrecourse to the Company, bears interest at a floating rate equal to the applicable commercial paper rate plus 70 basis points with a maximum rate of 7.5%. The commercial paper may be issued for terms of between 1 and 270 days. The July 1999 transaction is expected to amortize within 28 months while the December 1999 transaction is expected to amortize within 12 months. The financing is secured by the contributed dealer Advances and the rights to collections on the related installment contracts receivable. The proceeds of the July 1999 secured financing were used to reduce indebtedness under the Company's credit facility while the proceeds of the December 1999 secured financing were used to repurchase, at par, approximately $49.5 million in principal of its senior notes.

     On August 5, 1999, the Company's Board of Directors authorized a common stock repurchase program of up to 1,000,000 shares of the Company's common stock. On February 7, 2000, the Company's Board of Directors authorized an increase in the Company's stock repurchase program from 1,000,000 to 2,000,000 shares. The 2,000,000 shares, which can be repurchased through the open market or in privately negotiated transactions, represent approximately 4% of the outstanding common shares. As of March 22, 2000, the Company had repurchased approximately 1.4 million shares under this program.

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

     As the Company's $125 million credit facility expires on June 13, 2000, the Company will be required to renew the facility or refinance any amounts outstanding under this facility on or before such date. As of March 22, 2000, there was approximately $57.5 million outstanding under this facility. In addition, in 2000, the Company will have $14.6 million of principal maturing on its senior notes and $600,000 maturing on a mortgage loan. The Company believes that the $125 million credit facility will be renewed with similar terms and a similar commitment amount, and that the other repayments can be made from cash resources available to the Company at the time such repayments are due.

     The Company's short and long-term cash flow requirements are materially dependent on future levels of originations. During the third and fourth quarters of 1999, the Company experienced an increase in originations over 1998. The Company expects this trend to continue in future periods and, to the extent this trend does continue, the Company will experience an increase in its need for capital.

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

     The Company is exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. The Company believes that it takes the necessary steps to appropriately reduce the potential impact of interest rate and foreign exchange exposures on the Company's financial position and operating performance. The Company's policies and procedures prohibit the use of financial instruments for trading purposes. Sensitivity analysis is used to manage and monitor interest rate and foreign exchange risk.

     A discussion of the Company's accounting policies for derivative instruments is included in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

     Interest Rate Risk. The Company requires substantial amounts of cash to fund cash Advances to dealers in connection with the acceptance of installment contracts. The Company relies on various sources of financing to assist in funding its operations, some of which is at floating rates of interest and exposes the Company to risks associated with increases in interest rates. The Company manages such risk primarily by entering into interest rate cap agreements on certain portions of its floating rate debt.

     As of December 31, 1999, the Company had $37.0 million of floating rate debt outstanding on its bank credit facilities, with no interest rate cap protection, and $83.2 million in floating rate commercial paper outstanding under its secured financings, with interest rate caps at 7.5%. Based on the difference between the Company's commercial paper rates at 12/31/99 and the 7.5% interest rate cap, the Company's maximum interest rate risk on the secured financing is a 1.8% increase in commercial paper rates, which would reduce annual after-tax earnings by approximately $700,000. For every 1% increase in rates on the Company's bank credit facilities, annual after-tax earnings would decrease by approximately an additional $250,000. This analysis assumes the Company maintains a level amount of floating rate debt and assumes an immediate increase in rates.

     Foreign Currency Risk. The Company is exposed to foreign currency risk from the possibility of changes in foreign exchange rates that could have a negative impact on earnings or asset and liability values from operations in foreign countries. The Company's most significant foreign currency exposure relates to the United Kingdom. It is the Company's policy to borrow and lend in local currencies to mitigate such risks. For an immediate, hypothetical 10% decrease in quoted foreign currency exchange rates, annual after tax earnings would have declined by approximately $350,000 at December 31, 1999. The potential loss in net asset values from such a decrease would be approximately $7.0 million as of December 31, 1999.

     Immediate changes in interest rates and foreign currency exchange rates discussed in the proceeding paragraphs are hypothetical rate scenarios, used to calibrate risk, and do not currently represent management's view of future market developments.

YEAR 2000 UPDATE

     The Year 2000 issue results from the inability of some computer programs to recognize the Year 2000 properly, potentially leading to errors or system failure. CAC adopted a Year 2000 compliance program in an attempt to minimize or prevent the number and seriousness of any disruptions that could have occurred as a result of the Year 2000 issue. CAC's compliance program included an assessment of its hardware and software computer systems and other non-information technology systems, as well as an assessment of the Year 2000 issues relating to third parties with which CAC had a material relationship or whose systems were material to the operations of CAC.

     Neither the Company or any material third parties incurred any significant problems relating to the Year 2000 issue and the Company does not expect to incur significant expenses to remediate immaterial Year 2000 operating issues.

FORWARD-LOOKING STATEMENTS

     The foregoing discussion and analysis contains a number of forward looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended with respect to expectations for future periods which are subject to various risks and uncertainties. The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including forms 8-K, 10-Q, and 10-K, and include, among others, competition from traditional financing sources and from non-traditional lenders, availability of funding at competitive rates of interest, adverse changes in applicable laws and regulations, adverse changes in economic conditions, adverse changes in the automobile or finance industries or in the non-prime consumer finance market, the Company's ability to maintain or increase the volume of installment contracts accepted , the Company's inability to accurately forecast and estimate future collections and historical collection rates and the Company's ability to complete various financing alternatives.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by Item 7A is incorporated by reference from the information in Item 7 under the caption "Market Risk" in this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Credit Acceptance Corporation:

     We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Detroit, Michigan
January 26, 2000

--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Credit Acceptance Corporation:

     We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Credit Acceptance Corporation and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Credit Acceptance Corporation and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP

Detroit, Michigan
February 2, 1998

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          CONSOLIDATED BALANCE SHEETS

                                                                (DOLLARS IN THOUSANDS)
                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1998         1999
                                                                ---------    ---------
ASSETS:
Cash and cash equivalents...................................    $ 13,775     $ 11,122
Investments -- held to maturity.............................      10,191       11,569

Installment contracts receivable............................     672,649      573,120
Allowance for credit losses.................................      (7,075)      (4,742)
                                                                --------     --------
  Installment contracts receivable, net.....................     665,574      568,378
                                                                --------     --------
Floor plan receivables:
  Non-affiliates............................................       9,455       12,874
  Affiliates................................................       4,616        2,618
                                                                --------     --------
                                                                  14,071       15,492
                                                                --------     --------
Notes receivable:
  Non-affiliates............................................       1,627        2,547
  Affiliates................................................         651        1,063
                                                                --------     --------
                                                                   2,278        3,610
                                                                --------     --------
Retained interest in securitization.........................      14,669        4,105
Property and equipment, net.................................      20,627       18,243
Investment in operating leases, net.........................          --        7,898
Income taxes receivable.....................................          --       12,686
Other assets................................................      10,744        7,137
                                                                --------     --------
     Total Assets...........................................    $751,929     $660,240
                                                                ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Senior notes..............................................    $136,165     $ 30,579
  Lines of credit...........................................      79,067       36,994
  Mortgage loan payable to bank.............................       3,566        8,215
  Secured financing.........................................          --       83,197
  Income taxes payable......................................         776           --
  Accounts payable and accrued liabilities..................      22,423       25,813
  Deferred dealer enrollment fees, net......................         296          524
  Dealer holdbacks, net.....................................     222,275      202,143
  Deferred income taxes, net................................      11,098        9,800
                                                                --------     --------
     Total Liabilities......................................     475,666      397,265
                                                                --------     --------
CONTINGENCIES (NOTE 14)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued................................
  Common stock, $.01 par value, 80,000,000 shares
     authorized, 46,291,487 and 46,071,454 shares issued and
     outstanding in 1998 and 1999, respectively.............         463          461
  Paid-in capital...........................................     129,914      128,917
  Retained earnings.........................................     142,989      132,303
  Accumulated other comprehensive income-cumulative
     translation adjustment.................................       2,897        1,294
                                                                --------     --------
     Total Shareholders' Equity.............................     276,263      262,975
                                                                --------     --------
     Total Liabilities and Shareholders' Equity.............    $751,929     $660,240
                                                                ========     ========

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                           1997             1998             1999
                                                        -----------      -----------      -----------
REVENUE:
  Finance charges...................................    $   117,020      $    98,007      $    76,497
  Premiums earned...................................         11,304           10,904           10,389
  Gain on sale of advance receivables, net..........             --              685               --
  Other income......................................         35,911           32,753           29,169
                                                        -----------      -----------      -----------
     Total revenue..................................        164,235          142,349          116,055
                                                        -----------      -----------      -----------
COSTS AND EXPENSES:
  Operating expenses................................         45,911           59,004           56,772
  Provision for credit losses.......................         85,472           16,405           56,073
  Provision for claims..............................          3,911            3,734            3,498
  Valuation adjustment on retained interest in
     securitization.................................             --               --           13,517
  Interest..........................................         27,597           25,565           16,576
                                                        -----------      -----------      -----------
     Total costs and expenses.......................        162,891          104,708          146,436
                                                        -----------      -----------      -----------
Other Operating Income:
  Gain on sale of subsidiary........................             --               --           14,720
                                                        -----------      -----------      -----------
Operating income (loss).............................          1,344           37,641          (15,661)
  Foreign exchange loss.............................            (41)            (116)             (66)
                                                        -----------      -----------      -----------
Income (loss) before provision for income taxes.....          1,303           37,525          (15,727)
  Provision (credit) for income taxes...............           (234)          12,559           (5,041)
                                                        -----------      -----------      -----------
Net income (loss)...................................    $     1,537      $    24,966      $   (10,686)
                                                        -----------      -----------      -----------
Net income (loss) per common share:
  Basic.............................................    $       .03      $       .54      $      (.23)
                                                        ===========      ===========      ===========
  Diluted...........................................    $       .03      $       .53      $      (.23)
                                                        ===========      ===========      ===========
Weighted average shares outstanding:
  Basic.............................................     46,081,804       46,190,208       46,222,730
  Diluted...........................................     46,754,713       46,960,290       46,222,730

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                      (DOLLARS IN THOUSANDS)
                                                                                                           ACCUMULATED
                                               TOTAL       COMPREHENSIVE                                      OTHER
                                           SHAREHOLDERS'      INCOME       COMMON   PAID-IN    RETAINED   COMPREHENSIVE
                                              EQUITY          (LOSS)       STOCK    CAPITAL    EARNINGS      INCOME
                                           -------------   -------------   ------   -------    --------   -------------
Balance -- December 31, 1996............     $246,143                       $458    $125,398   $116,486      $ 3,801
  Comprehensive income:
    Net income..........................        1,537        $  1,537                             1,537
                                                             --------
    Other comprehensive income:
      Foreign currency translation
         adjustment.....................       (1,630)         (1,630)                                        (1,630)
      Tax on other comprehensive loss...                          570
                                                             --------
      Other comprehensive loss..........                       (1,060)
                                                             --------
  Total comprehensive income............                          477
                                                             ========
  Stock options exercised...............        2,874                          3       2,871
  Dealer stock option plan..............           67                                     67
                                             --------                       ----    --------   --------      -------
Balance -- December 31, 1997............      248,991                        461     128,336    118,023        2,171
  Comprehensive income:
    Net income..........................       24,966        $ 24,966                            24,966
                                                             --------
    Other comprehensive income:
      Foreign currency translation
         adjustment.....................          726             726                                            726
      Tax on other comprehensive
         income.........................                         (254)
                                                             --------
    Other comprehensive income..........                          472
                                                             --------
  Total comprehensive income............                       25,438
                                                             ========
  Stock options exercised...............        1,430                          2       1,428
  Dealer stock option plan..............          150                                    150
                                             --------                       ----    --------   --------      -------
Balance -- December 31, 1998............      276,263                        463     129,914    142,989        2,897
  Comprehensive income:
    Net income (loss)...................      (10,686)        (10,686)                          (10,686)
                                                             --------
    Other comprehensive income:
      Foreign currency translation
         adjustment.....................       (1,603)         (1,603)                                        (1,603)
      Tax on other comprehensive loss...                          561
                                                             --------
      Other comprehensive loss..........                       (1,042)
                                                             --------
  Total comprehensive loss..............                     $(11,728)
                                                             ========
  Repurchase and retirement of common
    stock...............................       (1,510)                        (3)     (1,507)
  Stock options exercised...............          380                          1         379
  Dealer stock option plan..............          131                                    131
                                             --------                       ----    --------   --------      -------
Balance -- December 31, 1999............     $262,975                       $461    $128,917   $132,303      $ 1,294
                                             ========                       ====    ========   ========      =======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      (DOLLARS IN THOUSANDS)
                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  1997         1998         1999
                                                                ---------    ---------    ---------
Cash Flows From Operating Activities:
  Net Income (loss).........................................    $   1,537    $  24,966    $ (10,686)
  Adjustments to reconcile cash provided by operating
    activities --
    Gain on sale of subsidiary..............................           --           --      (14,720)
    Provision (credit) for deferred income taxes............        5,628       (3,518)      (1,298)
    Depreciation............................................        2,550        3,793        4,697
    Gain on sale of advance receivables, gross..............           --       (1,261)          --
    Valuation adjustments on retained interest in
      securitization........................................           --           --       13,517
    Amortization of retained interest in securitization.....           --         (951)      (1,586)
    (Gain) loss on retirement of property and equipment.....          512           --         (543)
    Provision for credit losses.............................       85,472       16,405       56,073
    Provision for residual losses...........................           --           --           91
    Dealer stock option plan expense........................           67          150          131
  Change in operating assets and liabilities --
    Accounts payable and accrued liabilities................       (8,759)       2,061        3,754
    Income taxes payable....................................       (2,569)         776         (776)
    Income taxes receivable.................................           --           --      (12,686)
    Unearned insurance premiums, insurance reserves and
      fees..................................................        1,450         (238)        (658)
    Deferred dealer enrollment fees, net....................       (1,843)        (125)         228
    Other assets............................................      (21,915)      13,654          145
                                                                ---------    ---------    ---------
      Net cash provided by operating activities.............       62,130       55,712       35,683
                                                                ---------    ---------    ---------
Cash Flows From Investing Activities:
  Principal collected on installment contracts receivable...      370,059      368,873      315,869
  Advances to dealers and payments of dealer holdbacks......     (520,609)    (290,605)    (295,587)
  Net proceeds from sale of advance receivables.............           --       49,275           --
  Proceeds from sale of subsidiary..........................           --           --       16,147
  Purchase of investments held to maturity..................       (3,653)        (218)      (1,378)
  Decrease in floor plan receivables -- affiliates..........          140        7,047        1,998
  Increase in floor plan receivables -- non-affiliates......       (4,447)      (1,318)      (3,419)
  Increases in notes receivable -- affiliates...............         (363)        (309)      (1,301)
  Decreases in notes receivable -- affiliates...............        1,049          189          889
  Increases in notes receivable -- non-affiliates...........         (345)      (1,254)      (2,156)
  Decreases in notes receivable -- non-affiliates...........        1,091          327        1,236
  Operating lease acquisitions..............................           --           --       (8,538)
  Operating lease liquidations..............................           --           --           79
  Purchases of property and equipment.......................       (8,943)      (3,581)      (4,821)
  Proceeds from sale of property and equipment..............           --           --        5,192
                                                                ---------    ---------    ---------
      Net cash provided by (used in) investing activities...     (166,021)     128,426       24,210
                                                                ---------    ---------    ---------
Cash Flows From Financing Activities:
  Proceeds from sale of senior notes........................       71,750           --           --
  Repayment of senior notes.................................      (20,000)     (38,985)    (105,586)
  Net borrowings (repayments) under line of credit
    agreements..............................................       51,235     (133,650)     (42,073)
  Proceeds from secured financings..........................           --           --       97,720
  Repayments of secured financings..........................           --           --      (14,523)
  Proceeds from mortgage loan refinancing...................           --           --        5,046
  Repayment of mortgage loan................................         (218)        (233)        (397)
  Repurchase of common stock................................           --           --       (1,510)
  Proceeds from stock options exercised.....................        2,874        1,430          380
                                                                ---------    ---------    ---------
      Net cash provided by (used in) financing activities...      105,641     (171,438)     (60,943)
                                                                ---------    ---------    ---------
      Effect of exchange rate changes on cash...............       (1,630)         726       (1,603)
                                                                ---------    ---------    ---------
      Net increase (decrease) in cash and cash
         equivalents........................................          120       13,426       (2,653)
Cash and cash equivalents beginning of period...............          229          349       13,775
                                                                ---------    ---------    ---------
Cash and Cash Equivalents End of Period.....................    $     349    $  13,775    $  11,122
                                                                =========    =========    =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest..................    $  27,464    $  23,142    $  18,593
                                                                =========    =========    =========
  Cash paid during the period for income taxes..............    $  14,887    $  17,812    $   8,451
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

     Ancillary Products and Services. Buyers Vehicle Protection Plan, Inc. ("BVPP") and Credit Acceptance Reinsurance, LTD. ("CAC Reinsurance"), both wholly-owned subsidiaries of the Company, provide additional services to participating dealers.

     CAC Reinsurance is engaged primarily in the business of reinsuring credit life and disability insurance policies issued to borrowers under installment contracts originated by participating dealers. CAC advances to dealers an amount equal to the credit life and disability insurance premium on contracts accepted by the Company which include credit life and disability insurance written by the Company's designated insurance carriers. The policies insure the holder of the installment contract for the outstanding balance payable in the event of death or disability of the debtor. Premiums are ceded to CAC Reinsurance on both an earned and written basis and are earned over the life of the contracts using pro rata and sum-of-digits methods. CAC Reinsurance bears the risk of loss attendant to claims under the coverages ceded to it.

     To a lesser extent, CAC Reinsurance has arrangements with insurance carriers and a third party administrator to market and provide claims administration for a dual interest collateral protection program. This insurance program, which insures the financed vehicle against physical damage up to the lesser of the cost to repair the vehicle or the unpaid balance owed on the related installment contract, is made available to borrowers who finance vehicles through participating dealers. If desired by a borrower, collateral protection insurance coverage is written under group master policies issued by unaffiliated insurance carriers to the Company. As part of the program, the insurance carriers cede insurance coverages and premiums (less a fee) to CAC Reinsurance, which acts as a reinsurer of such coverages. As a result, CAC Reinsurance bears the risk of loss attendant to claims under the coverages ceded to it, and earns revenues resulting from premiums ceded and the investment of such funds.

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

     Automotive Leasing. Through its automotive leasing business, the Company purchases used vehicle leases originated by dealers participating in the Company's automotive leasing programs. The programs are designed to provide participating dealers with a leasing alternative for non-prime consumers with limited access to traditional sources of consumer credit. As the Company assumes ownership of the vehicles from the dealers, these leases are accounted for as operating leases with the capitalized cost of the vehicles recorded as depreciable assets (net investment in operating leases). This program differs from the Company's principal business in that, as these leases are purchased outright, the dealer does not have any rights to future collections on the lease contracts.

     Significant accounting policies are described in the following paragraphs.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions have been eliminated.

REPORTABLE BUSINESS SEGMENTS

     The Company is organized into two primary business segments: CAC North America and CAC United Kingdom. See Note 13 for information regarding the Company's reportable segments.

USE OF ESTIMATES

     The accounting and reporting policies of the Company require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounts which are subject to such estimation techniques include the reserve against advances, the allowance for credit losses, the retained interest in securitization and the residual reserve on leased vehicles. Actual results could differ from those estimates.

DERIVATIVE INSTRUMENTS

     The Company utilizes interest rate cap and floor agreements to manage its interest rate risk on its secured financings. The Company does not hold or issue derivative financial instruments for trading purposes. Premiums paid for interest rate caps are amortized to interest expense over the terms of the cap agreements.

     The derivative agreements generally match the notional amounts of the hedged debt to assure the effectiveness of the derivatives in reducing interest rate risk. As of December 31, 1999, the following interest rate cap agreements were outstanding:

                                        COMMERCIAL PAPER
NOTIONAL AMOUNT                             CAP RATE                     TERM
---------------                         ----------------    -------------------------------
  $ 8,697,152     ..................          7.5%          July 1998 through October 2001
    9,723,198     ..................          7.5%          July 1999 through August 2003
   46,728,110     ..................          7.5%          December 1999 through June 2003

     As of December 31, 1999, the following interest rate floor agreements were outstanding:

                                            COMMERCIAL PAPER
NOTIONAL AMOUNT                                FLOOR RATE                   TERM
---------------                             ----------------    -----------------------------
  $9,723,198      ......................         4.79%          July 1999 through August 2003

     The Company is exposed to credit risk in the event of nonperformance by the counterparty to its interest rate cap agreements. The Company anticipates that its counterparty will fully perform their obligations under the agreements. The Company manages credit risk by utilizing a financial sound counterparty.

FOREIGN CURRENCY TRANSLATION

     The financial position and results of operations of the Company's foreign operations are measured using the local currency as the functional currency. Revenues and expenses are translated at average exchange rates during the year and assets and liabilities are translated at current exchange rates at the balance sheet date. Translation adjustments are reflected in accumulated other comprehensive income, as a separate component of shareholders' equity.

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

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.

INVESTMENTS

     Investments consist principally of short-term money market funds and U.S. Treasury securities which the Company has both the intent and the ability to hold to maturity. Accordingly, such investments are carried at amortized cost, with no recognition of temporary changes in fair value.

INSTALLMENT CONTRACTS RECEIVABLE

     Installment contracts receivable are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event that the consumer defaults on the payment terms of the contract. Repossessed collateral is valued at the lower of the carrying amount of the receivable or estimated fair value, less estimated costs of disposition, and is classified in installment contracts receivable on the balance sheets. At December 31, 1998 and 1999, repossessed assets totaled approximately $10.2 million and $5.5 million, respectively. The Company's policy for non-accrual loans is 90 days measured on a recency (no material payments received) basis. The Company writes-off delinquent installment contracts at nine months on a recency basis.

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

RESERVE ON ADVANCES

     When an installment contract is accepted, the Company generally pays a cash advance to the dealer. These advance balances represent the Company's primary risk of loss related to the funding activity with the dealers. The Company maintains a reserve on advances to dealers which reflects advance balances that are not expected to be recovered through collections on the related installment contract receivable portfolio. To serve as a basis for evaluating the reserve requirement, management reviews delinquencies, charge-off experience factors, the payment performance of loan pools, changes in collateral value, economic conditions and trends and other information. For purposes of establishing the reserve, future collections (including the anticipated proceeds from repossessed collateral) are reduced to present value in order to achieve a level yield over the expected term of the advance.

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

NOTES RECEIVABLE

     Notes receivable are primarily working capital loans to dealers and are due on demand. These notes receivable are secured by substantially all assets of the dealer including any future cash collections owed to the dealer on outstanding contracts.

ADVANCE RECEIVABLE SALES

     When the Company sells advance receivables in securitizations or secured financings, it retains interest-only strips and servicing rights, all of which are retained interests in the securitized assets. Gain or loss on sale of the advance receivables depends in part on the previous carrying amount of advances, allocated between the portion sold and the portion retained in proportion to their relative fair value. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company generally estimates fair value based on the present value of future cash flows expected under management's best estimates of the key assumptions -- credit losses, timing of projected collections, and discount rates commensurate with the risks involved. The Company evaluates the fair value and potential impairment of its retained interest in securitization on a quarterly basis.

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

GOODWILL

     At December 31, 1998, the Company had goodwill representing the excess of cost over the fair value of assets acquired and was amortized using the straight-line method over ten years. At December 31, 1998, goodwill, net of amortization of $181,000, is recorded in other assets at $2,919,000. In 1999, the assets pertaining to this goodwill were sold.

INVESTMENTS IN OPERATING LEASES, NET

     Leased vehicles are generally depreciated down to their residual values on a straight-line basis over the term of the lease. The residual values represent the estimate of the values of the vehicles at the end of the lease contracts and are initially recorded based on appraisals and estimates. Realization of the residual values is dependent on the Company's future ability to market the vehicles under then prevailing market conditions. Management reviews residual values periodically to determine that recorded amounts are recoverable.

DEALER HOLDBACKS

     As part of the dealer servicing agreement, the Company establishes a dealer holdback to protect the Company from potential losses associated with installment contracts. This dealer holdback is not paid until such time as all advances related to such dealer have been recovered.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONCLUDED)

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

     Premiums Earned. Credit life and disability premiums and collision premiums are ceded to the Company on both an earned and written basis and are earned over the life of the contracts using the pro rata and sum-of-digits methods. Premiums on BVPP warranties are earned on a straight-line basis over the life of the service contracts.

     Other Income. Dealers are charged an initial fee to floor plan a vehicle. Interest is charged based on the number of days a vehicle remains on the floor plan. Interest rates typically range from 12% to 18% per annum.

     Income from operating lease assets is recognized on a straight-line basis over the scheduled lease term.

     Enrollment fees are generally paid by each dealer signing a servicing agreement and are nonrefundable. These fees and the related direct incremental costs of originating these fees are deferred and amortized on a straight-line basis over the estimated repayment term of the outstanding dealer advance.

     Interest on notes receivable is recognized in income based on the outstanding monthly balance and is generally 12% to 18% per annum.

     Fees received by the Company for the sale of third party vehicle service contracts are recognized upon acceptance of the related installment contract receivable as the Company bears no further obligation.

NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133). SFAS No. 137 delayed the implementation of SFAS No. 133 which is now effective for fiscal years beginning after June 15, 2000. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of those items as assets and liabilities in the statement of financial position and measurement of fair value. The impact of SFAS No. 133 on the Company's financial position and results of operations has not yet been determined.

RECLASSIFICATION

     Certain amounts for the prior periods have been reclassified to conform to the current presentation.

(2) FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

     Cash and Cash Equivalents. The carrying amount of cash and cash equivalents approximate the fair values due to the short maturity of these instruments. Pursuant to the secured financings of advance receivables, the Company is required to hold cash and cash equivalents in a trust account. The restricted cash and cash equivalents totaled $10.4 million at December 31, 1999.

     Investments. The fair value of U.S. Treasury securities are based on quoted market prices. The carrying amount of money market funds approximates the fair value due to the short maturity.

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

     The fair value of interest rate caps represents the amount that the Company would receive to terminate the agreement, taking into account current interest rates, which was immaterial as of December 31, 1999 and 1998.

     A comparison of the carrying value and fair value of these financial instruments is as follows (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                          1998                      1999
                                                 -----------------------   -----------------------
                                                 CARRYING       FAIR       CARRYING       FAIR
                                                  AMOUNT       VALUE        AMOUNT       VALUE
                                                 --------   ------------   --------   ------------
Cash and cash equivalents......................  $ 13,775     $ 13,775     $ 11,122     $ 11,122
Investments -- held to maturity................    10,191       10,193       11,569       11,572
Installment contracts receivable, net..........   665,574      665,574      568,378      568,378
Floor plan receivable..........................    14,071       14,071       15,492       15,492
Notes receivable...............................     2,278        2,278        3,610        3,610
Retained interest in securitization............    14,669       14,669        4,105        4,105
Senior notes...................................   136,165      135,529       30,579       30,491
Lines of credit................................    79,067       79,067       36,994       36,994
Mortgage loan payable to bank..................     3,566        3,566        8,215        8,215
Secured financing..............................        --           --       83,197       83,197
Dealer holdbacks, net..........................   222,275      222,275      202,143      202,143

     The Company's portfolio of investment securities includes short-term money market instruments and U.S. Treasury securities. All investments are categorized as held-to-maturity and are stated at amortized cost. Pursuant to reinsurance agreements, the Company is required to hold investment securities in a trust account. The restricted investment securities totaled approximately $8.9 million and $7.6 million at December 31, 1998 and 1999, respectively.

CERTAIN DEBT AND MARKETABLE SECURITIES

     A summary of investments held by the Company consist of the following (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------------
                                                     1998                                1999
                                       --------------------------------    --------------------------------
                                                    GROSS                               GROSS
                                                  UNREALIZED     FAIR                 UNREALIZED     FAIR
                                        COST        GAINS        VALUE      COST        GAINS        VALUE
                                       -------    ----------    -------    -------    ----------    -------
Money market funds...................  $ 9,466       $--        $ 9,466    $ 2,640       $--        $ 2,640
U.S. Treasury securities.............      725         2            727      8,929         3          8,932
                                       -------       ---        -------    -------       ---        -------
  Total investments..................  $10,191       $ 2        $10,193    $11,569       $ 3        $11,572
                                       =======       ===        =======    =======       ===        =======

     Installment contracts generally have initial terms ranging from 24 to 42 months and are collateralized by the related vehicles. Contractual maturities of contracts by year have not been presented as this information is not meaningful due to the uneven payment patterns of non-prime consumers. The initial average term of an installment contract was approximately 31 months in 1997 and 1998 and 32 months in 1999. As of December 31, 1998 and 1999, the accrual of finance charge revenue has been suspended, and fully reserved for, on approximately $257.5 million and $156.5 million of delinquent installment contracts, respectively. Installment contracts receivable consisted of the following (in thousands):

                                                           AS OF DECEMBER 31,
                                                          --------------------
                                                            1998        1999
                                                          ---------   --------
Gross installment contracts receivable..................  $ 794,831   $679,201
Unearned finance charges................................   (114,617)   (99,174)
Unearned insurance premiums, insurance reserves and
  fees..................................................     (7,565)    (6,907)
                                                          ---------   --------
Installment contracts receivable........................  $ 672,649   $573,120
                                                          =========   ========
Non-accrual installment contracts as a percent of total
  gross installment contracts...........................       32.4%      23.0%
                                                          =========   ========

(3) INSTALLMENT CONTRACTS RECEIVABLE

     A summary of changes in gross installment contracts receivable is as follows (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                -------------------------------------
                                                   1997          1998         1999
                                                ----------    ----------    ---------
Balance -- beginning of period..............    $1,251,139    $1,254,858    $ 794,831
Gross amount of installment contracts
  accepted..................................       983,459       580,578      533,065
Gross installment contracts underlying
  advance receivables securitized...........            --       (98,591)          --
Cash collections on installment contracts
  accepted..................................      (505,925)     (493,900)    (409,742)
Charge offs.................................      (467,532)     (449,870)    (234,167)
Currency translation........................        (6,283)        1,756       (4,786)
                                                ----------    ----------    ---------
Balance -- end of period....................    $1,254,858    $  794,831    $ 679,201
                                                ==========    ==========    =========

(3) INSTALLMENT CONTRACTS RECEIVABLE -- (CONCLUDED)

     A summary of the allowance for credit losses is as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1997       1998       1999
                                                      --------    -------    -------
Balance -- beginning of period....................    $ 12,195    $13,119    $ 7,075
Provision for loan losses.........................      11,072      3,432      1,205
Allowance on installment contracts underlying
  advance receivables securitized.................          --     (1,107)        --
Charge offs, net..................................     (10,138)    (8,392)    (3,489)
Currency translation..............................         (10)        23        (49)
                                                      --------    -------    -------
Balance -- end of period..........................    $ 13,119    $ 7,075    $ 4,742
                                                      ========    =======    =======

     Recoveries related to charged off contracts are primarily the result of the recovery of earned but unpaid finance charges and are netted against charge-offs.

     The Company's financing and service program allows dealers to establish the interest rate on contracts, which typically is the maximum rate allowable by the state or country in which the dealer is doing business.

(4) ADVANCE RECEIVABLE SALES

     On July 8, 1998, the Company completed a $50 million securitization of advance receivables. Pursuant to this transaction, the Company contributed dealer advances having a carrying value of approximately $56 million and received approximately $49.3 million in financing from an institutional investor. The debt is non-recourse to the Company and bears interest at the applicable commercial paper rate plus 1% with a maximum of 7.5%. The commercial paper may be issued for terms of between 1 and 270 days. As of December 31, 1999, the debt is anticipated to fully amortize within 21 months. The Company recognized a gain on the transaction of approximately $685,000 which represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company's carrying amount of the dealer advances, plus the present value of the estimated cash flows to be received by the Company. In determining the gain on the sale of receivables and the estimated fair value of the Company's retained interest in securitization, the Company assumed an excess cash flow discount rate of 15%, cumulative credit losses of 14% on the related installment contracts receivable (which is less than the Company would have incurred had these assets been securitized when originated) and an interest rate of 7.5% on the underlying debt. The excess cash flows result from the amount by which projected collections on the installment contracts exceeds i) the principal and interest to be paid to the institutional investor and ii) the amount of dealer holdback due to dealers.

     In the securitization, the Company retained servicing responsibilities and subordinated interests. The Company receives monthly servicing fees of 4% of the collections on the installment contracts receivable, and rights to future cash flows arising after the investor has received the return for which they are contracted. The present value of such estimated cash flows has been recorded by the Company as a retained interest in securitization of $14.7 and $4.1 million as of December 31, 1998 and 1999, respectively. The investors have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are generally restricted until investors have been fully paid and are subordinate to investors' interests.

     The Company recorded a $13.5 million valuation adjustment in 1999 on the retained interest in securitization. The retained interest in securitization represents an accounting estimate based on several variables including the amount and timing of collections on the underlying installment contracts receivable, the amount and timing of projected dealer holdback payments and interest costs. The Company regularly reviews the actual performance of these variables against the assumptions used to record the retained interest. This evaluation has led to a reassessment of the timing and amount of collections on the installment contracts underlying the securitized advances and the resulting $13.5 million write down in 1999. For purposes of

(4) ADVANCE RECEIVABLE SALES -- (CONCLUDED)

valuing the retained interest as of December 31, 1999, the Company assumed an excess cash flow discount rate of 15% and an interest rate of 7.5% on the underlying debt.

     The installment contracts supporting the dealer advances that were sold included contracts with origination dates ranging from July 1990 to June 1998, with a weighted average age of 15 months as of the date of the transaction. The amount of such contracts included on the Company's balance sheet as of June 30, 1998 was $98.6 million, of which $43.8 million was in non-accrual status.

(5) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                                1998       1999
                                                               -------    -------
Land.......................................................    $ 2,587    $ 2,587
Building and improvements..................................      6,968      6,804
Data processing equipment..................................     17,460     17,828
Office furniture & equipment...............................      2,648      2,292
Leasehold improvements.....................................        781        706
                                                               -------    -------
                                                                30,444     30,217
Less accumulated depreciation..............................      9,817     11,974
                                                               -------    -------
                                                               $20,627    $18,243
                                                               =======    =======

     Depreciation expense on property and equipment was $2,550,000, $3,793,000 and $4,227,000 in 1997, 1998 and 1999, respectively.

(6) LEASED PROPERTIES

PROPERTY LEASED TO OTHERS

     The Company leases part of its headquarters to outside parties as non-cancelable operating leases, which is not a significant part of its business activities. Rental income, which is included in other income, is recognized on a straight-line basis over the related lease term. Rental income on leased property was $991,000, $997,000 and $1,105,000 for 1997, 1998 and 1999,
respectively.

PROPERTY LEASED FROM OTHERS

     The Company utilizes leases in its day to day operations for administrative offices and office equipment. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

     Total rental expense on all operating leases was $242,000, $388,000 and $499,000 for 1997, 1998 and 1999, respectively. Contingent rentals under the operating leases were insignificant. Minimum future lease commitments under operating leases are as follows:

2000........................................................    $  359,000
2001........................................................       359,000
2002........................................................       359,000
2003........................................................       359,000
2004........................................................       225,000
2005 and beyond.............................................       545,000
                                                                ----------
  Total minimum lease commitments...........................    $2,206,000
                                                                ==========

(7) INVESTMENTS IN OPERATING LEASES

     The following schedule provides an analysis of the Company's investment in property of operating leases (in thousands):

                                                                DECEMBER 31, 1999
                                                                -----------------
Vehicles, at cost...........................................         $8,351
  Less: accumulated depreciation............................            453
                                                                     ------
Investment in operating leases, net.........................         $7,898
                                                                     ======

     A summary of changes in gross leased vehicles is as follows (in thousands):

                                                                   YEAR ENDED
                                                                DECEMBER 31, 1999
                                                                -----------------
Balance-beginning of period.................................         $   --
Gross operating leases originated...........................          8,659
Provision for residual losses...............................            (91)
Operating lease liquidations................................           (217)
                                                                     ------
Balance-end of period.......................................         $8,351
                                                                     ======

     Future minimum rentals on vehicles leased at December 31, 1999 are as follows: 2000 -- $4.0 million; 2001 -- $4.0 million; and 2002 -- $2.5 million.

(8) DEBT

SENIOR NOTES

     As of December 31, 1999, the Company had $15,127,000, $10,186,000 and
$5,266,000 in outstanding borrowings under the three Senior Notes issued to various insurance companies in 1994, 1996 and 1997, respectively. The Notes are secured and require semi-annual interest payments and annual payments of principal. The final payments are due November 1, 2001, July 1, 2001 and October 1, 2001 for the 1994, 1996 and 1997 Senior Notes, respectively. The interest rates at December 31, 1999 were 9.87%, 8.99% and 8.77% and increased on January 15, 2000 to 10.37%, 9.49% and 9.27% for the 1994, 1996 and 1997 Senior Notes,
respectively.

MORTGAGE LOAN PAYABLE

     The Company has a mortgage loan from a commercial bank which is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases. During 1999, the Company refinanced this loan, borrowing an additional $5.0 million of principal. There was $3,566,000 and $8,215,000 outstanding on this loan as of December 31, 1998 and 1999, respectively. The refinanced loan matures on May 1, 2004, requires monthly payments of principal and interest and bears interest at a fixed rate of 7.07%.

SECURED FINANCING

     On July 21, 1999 and December 15, 1999, the Company completed two separate $50 million secured financings of advance receivables, receiving approximately $97.7 million in financing from an institutional investor. The secured financings are secured by dealer advances having a carrying value as of the date of the transactions of approximately $62.4 million and $65.0 million for the July 1999 and December 1999 secured financings, respectively. The secured financings are non-recourse to the Company and bear interest at the applicable commercial paper rate plus 70 basis points with a maximum of 7.5%. The interest rates at December 31, 1999 on the July 1999 and December 1999 secured financings were 5.66% and 6.63%, respectively. The commercial paper may be issued for terms of between 1 and 270 days. As of December 31, 1999, the July 1999 secured financing had an outstanding balance of approximately $33.2 million and was anticipated to fully amortize within 28 months while the December 1999 secured financing has an outstanding balance of $50.0 million and is anticipated to fully amortize within 12 months.

LINES OF CREDIT

     The Company has a $125 million credit agreement with a commercial bank syndicate with a commitment period through June 13, 2000 subject to annual extensions for additional one year periods at the request of the Company and with the consent of each of the banks in the facility. The borrowings are secured by a lien on most of the Company's assets, including a pledge of the stock in its United Kingdom subsidiary, with interest payable at the Eurocurrency rate plus 1.4% or at the prime rate (8.5% as of December 31, 1999). The Eurocurrency borrowings may be fixed for periods of up to six months. The Company must pay an agent's fee of $42,000 annually and a commitment fee of .60% quarterly on the amount of the commitment. In addition, when outstandings under the commitment earn 50% of the amount of the commitment, the Company must pay, quarterly, a fee equal to .25% on the amount outstanding under the commitment. As of December 31, 1999, there was approximately $34.2 million outstanding under this facility. The maximum amount outstanding was approximately $210.2 million and $81.4 million in 1998 and 1999, respectively. The weighted average balance outstanding was $143.4 million and $49.5 million in 1998 and 1999, respectively.

     The Company also has a 2.0 million British pound sterling line of credit agreement with a commercial bank in the United Kingdom, which is used to fund the day to day cash flow requirements of the Company's United Kingdom subsidiary. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank, with interest payable at the greater of the United Kingdom bank's base rate (5.5% as of December 31, 1999) plus 65 basis points or at the Libor rate plus 56.25 basis points. The rates may be fixed for periods of up to six months. As of December 31, 1999, there was approximately
1.5 million British pounds ($2.4 million U.S. dollars), outstanding under this facility which matures on May 29, 2000. The maximum amount outstanding was 1.6 million British pounds ($2.6 million U.S. dollars) and 2.3 million British pounds ($3.7 million U.S. dollars) in 1998 and 1999, respectively. The weighted average balance outstanding was 900,000 British pounds ($1.5 million U.S. dollars) and 1.4 million British pounds ($2.3 million U.S. dollars) in 1998 and 1999, respectively.

     The Company also has a $1,000,000 Canadian dollar line of credit with a commercial bank in Canada, which is used to fund the day to day cash flow requirements of the Company's Canadian subsidiary. The borrowings are unsecured, guaranteed by the Company, with interest payable at the Libor rate plus 1.4% or at the Canadian bank's prime rate (6.5% at December 31, 1999). As of December 31, 1999, there was approximately $526,000 Canadian dollars ($363,000 U.S. dollars) outstanding under the facility.

     The weighted average interest rate on line of credit borrowings outstanding was 6.9% and 7.5% as of December 31, 1998 and 1999, respectively.

(8) DEBT -- (CONCLUDED)

PRINCIPAL DEBT MATURITIES

     The scheduled principal maturities of the Company's long-term debt at December 31, 1999 are as follows (in thousands):

2000........................................................    $ 87,276
2001........................................................      25,274
2002........................................................       3,249
2003........................................................         776
2004........................................................       5,416
                                                                --------
                                                                $121,991
                                                                ========

     Included in scheduled principal maturities are anticipated maturities of secured financing debt. The maturities of this debt are dependant on the timing of cash collections on the contributed installment contracts receivable and changes in interest rates on the commercial paper. Such amounts included in the table above are $72.0 million, $8.7 million and $2.5 million for 2000, 2001 and 2002, respectively.

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

(9) DEALER HOLDBACKS AND RESERVE ON ADVANCES

     Dealer holdbacks consisted of the following (in thousands):

                                                                   AS OF
                                                                DECEMBER 31,
                                                           ----------------------
                                                             1998         1999
                                                           ---------    ---------
Dealer holdbacks.......................................    $ 634,102    $ 540,799
Less: advances (net of reserve of 19,954 and $4,329 in
  1998 and 1999, respectively).........................     (411,827)    (338,656)
                                                           ---------    ---------
Dealer holdbacks, net..................................    $ 222,275    $ 202,143
                                                           =========    =========

     A summary of the change in the reserve against advances (classified with dealer holdbacks, net in the accompanying balance sheets) is as follows (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                     -------------------------------
                                                       1997       1998        1999
                                                     --------    -------    --------
Balance -- beginning of period...................    $  8,754    $16,369    $ 19,954
Provision for advance losses.....................      74,400     12,973      54,868
Advance reserve fees.............................       4,673        181           8
Charge offs, net.................................     (71,391)    (9,744)    (70,353)
Currency translation.............................         (67)       175        (148)
                                                     --------    -------    --------
Balance -- end of period.........................    $ 16,369    $19,954    $  4,329
                                                     ========    =======    ========

(9) DEALER HOLDBACKS AND RESERVE ON ADVANCES -- (CONCLUDED)

     During 1997, the Company implemented a new loan servicing system which allowed the Company to better estimate future collections for each dealer pool using historical loss experience and a dealer by dealer static pool analysis. The Company took a charge during 1997 to reflect the impact of this enhancement in the Company's methodology for estimating the reserve.

     During the third quarter of 1999, the Company recorded a non-cash charge of $47.3 million to reflect the impact of collections on loan pools originated primarily in 1995, 1996 and 1997 falling below previous estimates, indicating further impairment of advance balances associated with these pools. While previous loss curves indicated that loans originated in 1995, 1996 and 1997 would generate lower overall collection rates than loans originated in prior years, in the third quarter of 1999 the loss curves indicated that collection rates on these pools will be lower than previously estimated. Future reserve requirements will depend in part on the magnitude of the variance between management's estimate of future collections and the actual collections that are realized. The Company charges off dealer advances against the reserve at such time and to the extent that the Company's static pool analysis determines that the advance is completely or partially impaired.

(10) RELATED PARTY TRANSACTIONS

     In the normal course of its business, the Company regularly accepts assignments of installment contracts originated by affiliated dealers owned by the Company's majority shareholder and from a Company executive. Installment contracts accepted from affiliated dealers were approximately $13.4 million, $10.0 million and $9.3 million in 1997, 1998 and 1999, respectively. Remaining installment contracts receivable from affiliated dealers represented approximately 1.6% and 2.1% of the gross installment contracts receivable balance as of December 31, 1998 and 1999, respectively. The Company accepted installment contracts from affiliated dealers and nonaffiliated dealers on the same terms. Dealer holdbacks from contracts accepted from affiliated dealers were approximately $10.7 million, $8.0 million and $7.4 million in 1997, 1998 and 1999, respectively.

     The Company receives interest income and fees from affiliated dealers on floor plan receivables and notes receivable. Total income earned was $1,564,000, $1,187,000 and $679,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     The Company regularly purchases operating lease contracts originated by affiliated dealers owned by the Company's majority shareholder and originated by affiliated dealers owned by a Company executive. Lease contracts accepted from affiliated dealers were $5.8 million in 1999. Approximately 60.4% of the value of leasing contracts purchased and approximately 63.6% of the number of leasing contracts purchased by the Company during 1999 were originated by affiliated dealers.

     The Company shares certain expenses including payroll and related benefits, occupancy costs and insurance with its affiliated company owned by the Company's majority shareholder. For the years ended December 31, 1997, 1998 and 1999, the Company charged its affiliated company and majority shareholder approximately $247,000, $248,000 and $367,000 for such shared expenses incurred in its operations. This arrangement is covered under a services agreement. The agreement has an indefinite term, but may be terminated upon 30 days written notice by either party.

(11) INCOME TAXES

     The income tax provision (credit) consists of the following (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                ------------------------------
                                                                 1997       1998        1999
                                                                -------    -------    --------
Income (loss) before provision (benefit) for income taxes:
  Domestic..................................................    $(9,285)   $26,635    $(21,090)
  Foreign...................................................     10,588     10,890       5,363
                                                                -------    -------    --------
                                                                $ 1,303    $37,525    $(15,727)
                                                                =======    =======    ========
Domestic provision (benefit) for income taxes:
  Current...................................................    $(6,516)   $12,507    $ (5,470)
  Deferred..................................................      2,799     (3,179)     (1,285)
Foreign provision (benefit) for income taxes:
  Current...................................................        654      3,570       1,727
  Deferred..................................................      2,829       (339)        (13)
                                                                -------    -------    --------
Provision (credit) for income taxes.........................    $  (234)   $12,559    $ (5,041)
                                                                =======    =======    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

                                                                AS OF DECEMBER 31,
                                                                ------------------
                                                                 1998       1999
                                                                -------    -------
Deferred tax assets:
  Allowance for credit losses...............................    $12,080    $12,431
  Reserve on advances.......................................      5,451      1,177
  Sale of advance receivables...............................         --      3,140
  Deferred dealer enrollment fees...........................        110        189
  Accrued warranty claims...................................        713        631
  Other, net................................................        813      1,430
                                                                -------    -------
     Total deferred tax assets..............................     19,167     18,998
                                                                -------    -------
Deferred tax liabilities:
  Unearned finance charges..................................     28,204     27,203
  Sale of advance receivables...............................        853         --
  Accumulated depreciation..................................        775      1,135
  Deferred credit life and warranty costs...................        433        460
                                                                -------    -------
     Total deferred tax liabilities.........................     30,265     28,798
                                                                -------    -------
     Net deferred tax liability.............................    $11,098    $ 9,800
                                                                =======    =======

     No valuation allowances were considered necessary in the calculation of deferred tax assets as of December 31, 1998 and 1999.

     The Company's effective income tax rate was approximately equal to the domestic and foreign statutory rates in 1997 and 1998. In 1999, the effective income tax rate differs from the domestic and foreign statutory rates due primarily to state income taxes.

     Deferred U.S. federal income taxes and withholding taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries as such amounts are considered to be permanently reinvested. The cumulative undistributed earnings at December 31, 1999 on which the Company had not provided additional national income taxes and withholding taxes were approximately $24.7 million.

(12) CAPITAL TRANSACTIONS

NET INCOME PER SHARE

     Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the total of the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect. As the Company incurred a net loss for the year ended December 31, 1999, potentially dilutive securities of 263,516 would be anti-dilutive to diluted net income per share and have not been included in the weighted average shares calculation.

     The share effect is as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1997          1998          1999
                                                             ----------    ----------    ----------
Weighted average common shares outstanding...............    46,081,804    46,190,208    46,222,730
Dilutive securities -- stock options.....................       672,909       770,082            --
                                                             ----------    ----------    ----------
Weighted average common shares and common stock
  equivalents............................................    46,754,713    46,960,290    46,222,730
                                                             ==========    ==========    ==========

STOCK REPURCHASE PROGRAM

     In 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 1999. That program authorized the Company to purchase up to 1,000,000 common shares on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. The Company purchased 263,300 shares of common stock in 1999 at an aggregate cost of $1,510,000. The total shares authorized for repurchase represents 2.2% of the 46,071,454 shares outstanding as of December 31, 1999.

STOCK OPTION PLANS

     Pursuant to the Company's 1992 Stock Option Plan (the "1992 Plan"), the Company has reserved 8,000,000 shares of its common stock for the future granting of options to officers and other employees. The exercise price of the options is equal to the fair market value on the date of the grant. Options under the 1992 Plan generally become exercisable over a three to five year period, or immediately upon a change of control. In 1999, the Company issued 1,369,500 options that will vest only if certain performance targets are met. As it was not foreseeable that the performance targets would be met, no compensation expense was recorded for these performance-based options in 1999. Nonvested options are forfeited upon termination of employment and otherwise expire ten years from the date of grant. Shares available for future grants totaled 967,066, 115,559 and 1,911,519 as of December 31, 1997, 1998 and 1999,
respectively.

     Pursuant to the Company's Stock Option Plan for dealers (the "Dealer Plan") the Company has reserved 1,000,000 shares of its common stock for the future granting of options to participating dealers. The exercise price of the options is equal to the fair market value on the date of grant. The options become exercisable over a three year period. Nonvested options are forfeited upon the termination of the dealer's servicing agreement by the Company or the dealer and otherwise expire five years from the date of grant. Shares available for future grants totaled 185,600, 478,385 and 605,899 as of December 31, 1997, 1998 and
1999, respectively. Effective January 1, 1999, the Company suspended the granting of future options under the Dealer Plan.

     The Company accounts for the 1992 Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the 1992 Plan been recognized, the Company's net income (loss) and net income (loss) per share would have been negatively impacted as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                       1997       1998        1999
                                                      -------    -------    --------
Net income (loss)
  As reported.....................................    $ 1,537    $24,966    $(10,686)
  Pro forma.......................................     (2,519)    22,346     (12,800)
Net income (loss) per common share:
  As reported -- basic............................    $  0.03    $  0.54    $  (0.23)
  As reported -- diluted..........................       0.03       0.53       (0.23)
  Pro forma -- basic..............................      (0.05)      0.48       (0.28)
  Pro forma -- diluted............................      (0.05)      0.48       (0.28)

     The Company accounts for the compensation costs related to its grants under the Dealer Plan in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The sales and marketing cost that has been charged against income for the non-employee Dealer Plan was $67,000, $150,000 and $131,000 in 1997, 1998 and 1999, respectively.
Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995 (December 15, 1995 for the Dealer Plan), the resulting cost is not necessarily indicative of costs which may be recognized in future years.

     The fair value of each option granted included in the above calculations is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                    -----------------------------------
                   1992 PLAN                          1997         1998         1999
                   ---------                        ---------    ---------    ---------
Risk-free interest rate.........................        6.50%        5.25%        5.75%
Expected life...................................    6.0 years    6.0 years    6.0 years
Expected volatility.............................       43.97%       56.47%       56.47%
Dividend yield..................................           0%           0%           0%

                                                            YEARS ENDED DECEMBER 31
                                                            ------------------------
                      DEALER PLAN                             1997           1998
                      -----------                           ---------      ---------
Risk-free interest rate.................................        5.89%          4.59%
Expected life...........................................    5.0 years      5.0 years
Expected volatility.....................................       48.40%         56.25%
Dividend yield..........................................           0%             0%

     Additional information relating to the Stock Option Plans are as follows:

                                                       1992 PLAN                        DEALER PLAN
                                             ------------------------------    ------------------------------
                                                           WEIGHTED AVERAGE                  WEIGHTED AVERAGE
                                               NUMBER       EXERCISE PRICE       NUMBER       EXERCISE PRICE
                                             OF OPTIONS       PER SHARE        OF OPTIONS       PER SHARE
                                             ----------    ----------------    ----------    ----------------
Outstanding at December 31, 1996.........     2,298,275         $13.73           718,564          $18.60
  Options granted........................     3,020,129           9.42           173,400           11.49
  Options exercised......................      (266,532)          4.11            (3,597)          13.95
  Options forfeited......................    (1,807,636)         20.70          (123,400)          21.35
                                             ----------                         --------
Outstanding at December 31, 1997.........     3,244,236           6.63           764,967           17.76
  Options granted........................     1,420,965           8.71            75,800            7.54
  Options exercised......................      (178,372)          2.56                --              --
  Options forfeited......................      (569,458)          6.28          (368,585)          18.45
                                             ----------                         --------
Outstanding at December 31, 1998.........     3,917,371           7.62           472,182           15.60
  Options granted........................     1,761,200           5.48                --              --
  Options exercised......................       (25,567)          4.10                --              --
  Options forfeited......................      (557,160)          9.08          (127,514)          14.15
                                             ----------                         --------
Outstanding at December 31, 1999.........     5,095,844         $ 6.74           344,668          $16.14
                                             ==========                         ========
Exercisable at:
  December 31, 1997......................       894,167         $ 7.95           481,318          $17.90
     1998................................     1,251,152           7.91           296,407           17.85
     1999................................     1,766,521           7.18           258,719           18.41

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

     The weighted average fair value of options granted during 1997, 1998 and 1999 was $4.68, $5.09 and $3.13 respectively, for the 1992 Plan. The weighted average fair value of options granted during 1997 and 1998 was $4.06 and $3.98, respectively, for the Dealer Plan.

(12) CAPITAL TRANSACTIONS -- (CONCLUDED)

     The following tables summarize information about options outstanding at December 31, 1999:

                                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                        -------------------------------------------------------      ---------------------------------
                        OUTSTANDING      WEIGHTED-AVERAGE                            EXERCISABLE
       RANGE OF            AS OF            REMAINING          WEIGHTED-AVERAGE         AS OF         WEIGHTED-AVERAGE
  EXERCISABLE PRICES     12/31/99        CONTRACTUAL LIFE       EXERCISE PRICE        12/31/99         EXERCISE PRICE
  ------------------    -----------      ----------------      ----------------      -----------      ----------------
1992 PLAN
$ 2.16 -  5.63........     799,500          6.7 Years               $ 3.05              360,500            $ 2.28
  6.00 -  7.75........   3,187,142          8.6                       6.24              937,091              6.12
  8.00 - 11.07........     846,201          8.4                       9.35              205,929              9.74
$11.50 - 22.25........     263,001          4.7                      15.68              263,001             15.68
                         ---------          ---------               ------            ---------            ------
Totals................   5,095,844          8.1                     $ 6.74            1,766,521            $ 7.18
                         =========                                                    =========

DEALER PLAN
$ 6.34 -  9.35........     117,000          3.5 Years               $ 7.51               53,875            $ 7.51
 11.18 - 17.63........      61,000          2.6                      13.78               40,647             13.78
$18.25 - 27.63........     166,668          1.3                      23.06              164,197             23.13
                         ---------          ---------               ------            ---------            ------
Totals................     344,668          2.3                     $16.14              258,719            $18.41
                         =========                                                    =========

(13) BUSINESS SEGMENT INFORMATION

     Prior year segment information has been restated on a basis consistent with the 1999 presentation. The Company has two reportable business segments: CAC North America and CAC United Kingdom.

REPORTABLE SEGMENT OVERVIEW

     CAC North America operations consist of the Company's U.S. and Canadian automotive finance and services businesses, including the Company's reinsurance activities and automotive service contract programs. These businesses have been aggregated into one reportable segment because they have similar operating and economic characteristics. The CAC North America segment provides funding, receivables management, collection, sales training and related products and services to automobile dealers located in the United States and Canada. The CAC United Kingdom operations provide substantially the same products and services as the CAC North America operations to dealers located in the United Kingdom and Ireland. The CAC Automotive Leasing operations and credit reporting and auction services businesses, which were sold in 1999, do not constitute reportable operating segments as they do not meet the quantitative thresholds prescribed by SFAS 131, and have therefore been disclosed in the "all other" category in the following table. The CAC Automotive Leasing segment provides a sub-prime leasing program to automobile dealers located in the United States.

(13) BUSINESS SEGMENT INFORMATION -- (CONCLUDED)

MEASUREMENT

     The Company allocates resources to and evaluates the performance of its segments primarily based on finance charges, other revenue, segment earnings before interest and taxes (EBIT), and segment assets. The table below presents this information for each reportable segment (in thousands):

                                                      CAC               CAC           ALL        TOTAL
                                                 NORTH AMERICA     UNITED KINGDOM    OTHER      COMPANY
                                                 --------------    --------------    ------    ----------
Year Ended December 31, 1999
  Finance charges............................       $ 62,568          $ 13,929       $   --    $   76,497
  Other revenue..............................         28,973             3,007        7,578        39,558
  EBIT.......................................         (3,922)            5,200         (429)          849
  Segment assets.............................        519,278           132,450        8,512       660,240
Year Ended December 31, 1998
  Finance charges............................       $ 80,330          $ 17,677       $   --    $   98,007
  Other revenue..............................         33,092             3,528        7,722        44,342
  EBIT.......................................         50,236            11,501        1,353        63,090
  Segment assets.............................        621,418           122,819        7,692       751,929
Year Ended December 31, 1997
  Finance charges............................       $ 92,660          $ 24,360       $   --    $  117,020
  Other revenue..............................         40,036             4,433        2,746        47,215
  EBIT.......................................         14,937            13,210          753        28,900
  Segment assets.............................        952,259           162,154        1,197     1,115,610

INFORMATION ABOUT PRODUCTS AND SERVICES

     The Company manages its product and service offerings primarily through those reportable segments. Therefore, pursuant with the provisions of SFAS 131, no enterprise-wide disclosures of information about products and services are necessary.

MAJOR CUSTOMERS

     The Company did not have any customer which provided 10% or more of the Company's revenue during 1997, 1998 or 1999, however, during 1999, two dealer groups in the United Kingdom accounted for approximately 47.4% of new contracts accepted by the CAC United Kingdom segment.

(14) LITIGATION AND CONTINGENT LIABILITIES

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

     During the first quarter of 1998, several putative class action complaints were filed by shareholders against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of Michigan seeking money damages for alleged violations of the federal securities laws. On August 14, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases, was filed. The Complaint generally alleged that the Company's financial statements issued during the period

(14) LITIGATION AND CONTINGENT LIABILITIES -- (CONCLUDED)

     August 14, 1995 through October 22, 1997 did not accurately reflect the Company's true financial condition and results of operations because such reported results failed to be in accordance with generally accepted accounting principles and such results contained material accounting irregularities in that they failed to reflect adequate reserves for credit losses. The Complaint further alleged that the Company issued public statements during the alleged class period which fraudulently created the impression that the Company's accounting practices were proper. On April 23, 1999, the Court granted the Company's and the defendant officers' and directors' motion to dismiss the Complaint and entered a final judgment dismissing the action with prejudice. On May 6, 1999, plaintiffs filed a motion for reconsideration of the order dismissing the Complaint or, in the alternative, for leave to file an amended complaint. On July 13, 1999, the Court granted the plaintiffs' motion for reconsideration and granted the plaintiffs leave to file an amended complaint. Plaintiffs filed their First Amended Consolidated Class Action Complaint on August 2, 1999. On September 30, 1999, the Company and the defendant officers and directors filed a motion to dismiss that complaint. On or about November 10, 1999, plaintiffs sought and were granted leave to file a Second Amended Consolidated Class Action Complaint. The Company and the defendant officers and directors intend to continue to vigorously defend this action. While the Company believes it has meritorious legal and factual defenses, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

     The Company is currently a defendant in a class action proceeding commenced on October 15, 1996 in the United States District Court for the Western District of Missouri seeking money damages for alleged violations of a number of state and federal consumer protection laws (the "Missouri Litigation"). On October 9, 1997, the District Court certified two classes on the claims brought against the Company, one relating to alleged overcharges of official fees, the other relating to alleged overcharges of post-maturity interest. On August 4, 1998, the District Court granted partial summary judgment on liability in favor of the plaintiffs on the interest overcharge claims based upon the District Court's finding of certain violations but denied summary judgment on certain other claims. The District Court also entered a number of permanent injunctions, which among other things, restrained the Company from collecting the amounts found to be uncollectible. The District Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable as of right, the Company appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit. Oral argument on the appeals was heard on April 19, 1999. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit overturned the August 4, 1998 partial summary judgment order and injunctions against the Company. The Court of Appeals held that the District Court lacked jurisdiction over the interest overcharge claims and directed the District Court to sever those claims and remand them to state court. The class action claims of alleged public official fee overcharges have not been finally adjudicated by the District Court and were not part of the appeal. On February 18, 2000, the District Court entered an Order remanding the post-maturity interest class to Missouri state court while retaining jurisdiction on the official fee class. The District Court has set a bench trial date commencing the week of June 19, 2000. The Company will continue its vigorous defense of all remaining claims. However, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

     The Company is currently being examined for tax years 1993 to 1996 by the Internal Revenue Service. The outcome of the examination is undeterminable at this time.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly financial position and results of operations for the years ended December 31, 1998 and 1999. Certain amounts have been reclassified to conform to the 1999 presentation.

                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            1998
                                                       ----------------------------------------------
                                                         1ST Q        2ND Q       3RD Q       4TH Q
                                                       ----------    --------    --------    --------
BALANCE SHEETS
Installment contracts receivable, net..............    $  948,539    $866,489    $727,069    $665,574
Floor plan receivables.............................        19,674      18,457      15,846      14,071
Notes receivables..................................         1,422       1,574       1,894       2,278
All other assets...................................        48,404      43,635      65,050      70,006
                                                       ----------    --------    --------    --------
     Total assets..................................    $1,018,039    $930,155    $809,859    $751,929
                                                       ==========    ========    ========    ========
Dealer holdbacks, net..............................    $  361,260    $306,539    $253,495    $222,275
Total debt.........................................       351,055     314,486     244,599     218,798
Other liabilities..................................        49,954      44,834      40,111      34,593
                                                       ----------    --------    --------    --------
     Total liabilities.............................       762,269     665,859     538,205     475,666
Shareholders' equity...............................       255,770     264,296     271,654     276,263
                                                       ----------    --------    --------    --------
     Total liabilities and shareholders' equity....    $1,018,039    $930,155    $809,859    $751,929
                                                       ==========    ========    ========    ========
INCOME STATEMENTS
Revenue:
  Finance charges..................................    $   28,055    $ 27,894    $ 21,708    $ 20,350
  Premiums earned..................................         2,923       2,630       2,741       2,610
  Gain on sale of advance receivables, net.........            --          --         685          --
  Other income.....................................         8,332       7,312       8,094       9,015
                                                       ----------    --------    --------    --------
     Total revenue.................................        39,310      37,836      33,228      31,975
                                                       ----------    --------    --------    --------
Costs and Expenses:
  Operating expenses...............................        14,621      14,019      14,706      15,658
  Provision for credit losses......................         5,796       4,666       3,438       2,505
  Provision for claims.............................         1,035         937         896         866
  Interest.........................................         7,346       6,829       5,923       5,467
                                                       ----------    --------    --------    --------
     Total costs and expenses......................        28,798      26,451      24,963      24,496
                                                       ----------    --------    --------    --------
Operating Income...................................        10,512      11,385       8,265       7,479
  Foreign exchange gain (loss).....................            12          (7)        (77)        (44)
                                                       ----------    --------    --------    --------
Income before income taxes.........................        10,524      11,378       8,188       7,435
  Provision for income taxes.......................         3,637       3,935       2,577       2,410
                                                       ----------    --------    --------    --------
Net Income.........................................    $    6,887    $  7,443    $  5,611    $  5,025
                                                       ==========    ========    ========    ========
Net income per common share
     Basic.........................................    $     0.15    $   0.16    $   0.12    $   0.11
                                                       ==========    ========    ========    ========
     Diluted.......................................    $     0.15    $   0.16    $   0.12    $   0.11
                                                       ==========    ========    ========    ========
Weighted average shares outstanding
     Basic.........................................        46,113      46,113      46,243      46,291
     Diluted.......................................        46,950      47,410      46,897      46,584

(15) QUARTERLY FINANCIAL DATA (UNAUDITED) -- (CONCLUDED)

                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            1999
                                                        --------------------------------------------
                                                         1ST Q       2ND Q       3RD Q       4TH Q
                                                        --------    --------    --------    --------
BALANCE SHEETS
Installment contracts receivable, net...............    $607,620    $582,006    $571,442    $568,378
Floor plan receivables..............................      15,928      18,666      17,491      15,492
Notes receivables...................................       2,239       2,637       3,027       3,610
All other assets....................................      75,861      71,954      69,588      72,760
                                                        --------    --------    --------    --------
     Total assets...................................    $701,648    $675,263    $661,548    $660,240
                                                        ========    ========    ========    ========
Dealer holdbacks, net...............................    $194,254    $171,765    $205,932    $202,143
Total debt..........................................     186,638     168,527     158,361     158,985
Other liabilities...................................      41,066      42,818      37,065      36,137
                                                        --------    --------    --------    --------
     Total liabilities..............................     421,958     383,110     401,358     397,265
Shareholders' equity................................     279,690     292,153     260,190     262,975
                                                        --------    --------    --------    --------
     Total liabilities and shareholders' equity.....    $701,648    $675,263    $661,548    $660,240
                                                        ========    ========    ========    ========
INCOME STATEMENTS
Revenue:
  Finance charges...................................    $ 19,405    $ 19,797    $ 18,783    $ 18,512
  Premiums earned...................................       2,445       2,331       3,034       2,579
  Other income......................................       8,511       7,380       6,106       7,172
                                                        --------    --------    --------    --------
     Total revenue..................................      30,361      29,508      27,923      28,263
                                                        --------    --------    --------    --------
Costs and Expenses:
  Operating expenses................................      14,549      14,461      12,612      15,150
  Provision for credit losses.......................       2,136       2,084      49,565       2,288
  Provision for claims..............................         831         894         884         889
  Valuation adjustment on retained interest
     in securitization..............................          --         517      13,000          --
  Interest..........................................       4,527       4,272       3,673       4,104
                                                        --------    --------    --------    --------
     Total costs and expenses.......................      22,043      22,228      79,734      22,431
                                                        --------    --------    --------    --------
Other Operating Income
  Gain on sale of subsidiary........................          --      14,720          --          --
                                                        --------    --------    --------    --------
Operating income (loss).............................       8,318      22,000     (51,811)      5,832
  Foreign exchange gain (loss)......................         (45)         (9)         62         (74)
                                                        --------    --------    --------    --------
Income (loss) before income taxes...................       8,273      21,991     (51,749)      5,758
  Provision (credit) for income taxes...............       2,894       8,220     (18,108)      1,953
                                                        --------    --------    --------    --------
Net (loss) income...................................    $  5,379    $ 13,771    $(33,641)   $  3,805
                                                        ========    ========    ========    ========
Net (loss) income per common share
  Basic.............................................    $   0.12    $   0.30    $  (0.73)   $   0.08
                                                        ========    ========    ========    ========
  Diluted...........................................    $   0.12    $   0.30    $  (0.73)   $   0.08
                                                        ========    ========    ========    ========
Weighted average shares outstanding
  Basic.............................................      46,299      46,304      46,214      46,074
  Diluted...........................................      46,706      46,545      46,214      46,253

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1)  The following consolidated financial statements of the
          Company and Report of Independent Public Accountants are
          contained "Item 8 -- Financial Statements and Supplementary
          Data."
          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
          CONSOLIDATED FINANCIAL STATEMENTS:
          -- Consolidated Balance Sheets as of December 31, 1998 and
            1999
          -- Consolidated Income Statements for the years ended
            December 31, 1997, 1998 and 1999
          -- Consolidated Statements of Cash Flows for the years ended
          December 31, 1997, 1998 and 1999
          -- Consolidated Statements of Shareholders' Equity for the
          years ended December 31, 1997, 1998 and 1999
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (2)  Financial Statement Schedules have been omitted because they are not applicable or are not required or the information
          required to be set forth therein is included in the
          Consolidated Financial Statements or Notes thereto.
     (3)  The Exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated
          herein by reference.
  (b)     The Company was not required to file a current report on
          Form 8-K during the quarter ended December 31, 1999 and none were filed during that period.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                          CREDIT ACCEPTANCE CORPORATION

                                          By:      /s/ DONALD A. FOSS
                                            ------------------------------------
                                                       Donald A. Foss
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 29, 2000 on behalf of the registrant and in the capacities indicated.

                       SIGNATURE                                                 TITLE
                       ---------                                                 -----
                   /s/ DONALD A. FOSS                          Chairman of the Board and Chief Executive
--------------------------------------------------------       Officer (Principal Executive Officer)
                     Donald A. Foss

                  /s/ DOUGLAS W. BUSK                          Chief Financial Officer
--------------------------------------------------------       (Principal Financial Officer)
                    Douglas W. Busk

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

                   /s/ HARRY E. CRAIG                          Director
--------------------------------------------------------
                     Harry E. Craig

               /s/ THOMAS A. FITZSIMMONS                       Director
--------------------------------------------------------
                 Thomas A. FitzSimmons

                 /s/ DAVID T. HARRISON                         Director
--------------------------------------------------------
                   David T. Harrison

                   /s/ SAM M. LAFATA                           Director
--------------------------------------------------------
                     Sam M. LaFata

                 /s/ THOMAS N. TRYFOROS                        Director
--------------------------------------------------------
                   Thomas N. Tryforos

                                 EXHIBIT INDEX

     The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. The Company's commission file number is 000-20202.

  EXHIBIT
    NO.                                      DESCRIPTION
  -------                                    -----------
3(a)(1)         7    Articles of Incorporation, as amended July 1, 1997
3(b)            2    Bylaws of the Company, as amended
4(a)            1    Note Purchase Agreement dated October 1, 1994 between
                     various insurance companies and the Company and related form of note.
4(a)(1)         1    First Amendment dated November 15, 1995 to Note Purchase
                     Agreement dated October 1, 1994 between various insurance
                     companies and the Company.
4(a)(2)         5    Second Amendment dated August 29, 1996 to Note Purchase
                     Agreement dated October 1, 1994 between various insurance
                     companies and the Company.
4(a)(3)         8    Third Amendment dated December 12, 1997 to Note Purchase
                     Agreement dated October 1, 1994 between various insurance
                     companies and the Company.
4(a)(4)         9    Fourth Amendment dated July 1, 1998 to Note Purchase
                     Agreement dated October 1, 1994 between various insurance
                     companies and the Company
4(a)(5)         9    Limited Waiver dated July 27, 1998 to First Amended and
                     Restated 9.12% Senior Notes due November 1, 2001 Issued
                     Under Note Purchase Agreement dated as of October 1, 1994
4(a)(6)        12    Fifth Amendment dated April 13, 1999 to Note Purchase
                     Agreement dated October 1, 1994 between various insurance
                     companies and the Company
4(a)(7)        14    Sixth Amendment dated December 1, 1999 to Note Purchase
                     Agreement dated October 1, 1994 between various insurance
                     companies and the Company
4(b)            5    Note Purchase Agreement dated August 1, 1996 between various insurance companies and the Company and the related form of note.
4(b)(1)         8    First Amendment dated December 12, 1997 to Note Purchase
                     Agreement dated August 1, 1996 between various insurance
                     companies and the Company.
4(b)(2)         9    Second Amendment dated July 1, 1998 to Note Purchase
                     Agreement dated August 1, 1996 between various insurance
                     companies and the Company
4(b)(3)         9    Limited Waiver dated July 12, 1998 to First Amended and
                     Restated 8.24% Senior Notes due July 1, 2001 Issued Under
                     Note Purchase Agreement dated as of August 1, 1996
4(b)(4)        12    Third Amendment dated April 13, 1999 to Note Purchase
                     Agreement dated August 1, 1996 between various insurance
                     companies and the Company
4(b)(5)        14    Fourth Amendment dated December 1, 1999 to Note Purchase
                     Agreement dated August 1, 1996 between various insurance
                     companies and the Company
4(c)(5)        12    Third Amended and Restated Credit Agreement dated as of June
                     15, 1999 between the Company, Comerica Bank as
                     Administrative Agent and Collateral Agent, NationsBank,
                     N.A., as Syndications Agent and Banc of America Securities,
                     LLC as Sole Lead Arranger and Sole Bank Manager
4(c)(6)        14    First Amendment dated December 10, 1999 to the Third Amended and Restated Credit Agreement dated as of June 15, 1999
                     between the Company, Comerica Bank as Administrative Agent and Collateral Agent, NationsBank, N.A., as Syndications
                     Agent and Banc of America Securities, LLC as Sole Lead
                     Arranger and Sole Bank Manager
4(e)            6    Note Purchase Agreement dated March 25, 1997 between various insurance companies and the Company and related form of
                     note.

  EXHIBIT
    NO.                                      DESCRIPTION
  -------                                    -----------
4(e)(1)         8    First Amendment dated December 12, 1997 to Note Purchase
                     Agreement dated March 25, 1997 between various insurance
                     companies and the Company
4(e)(2)         9    Second Amendment dated July 1, 1998 to Note Purchase
                     Agreement dated March 25, 1997 between various insurance
                     companies and the Company
4(e)(3)         9    Limited Waiver dated July 27, 1998 to First Amended and
                     Restated 8.02% Senior Notes due October 1, 2001 Issued Under
                     Note Purchase Agreement dated as of March 25, 1997
4(e)(4)        12    Third Amendment dated April 13, 1999 to Note Purchase
                     Agreement dated March 25, 1997 between various insurance
                     companies and the Company
4(e)(5)        14    Fourth Amendment dated December 1, 1999 to Note Purchase
                     Agreement dated March 25, 1997 between various insurance
                     companies and the Company
4(f)            9    Note Purchase Agreement dated July 7, 1998 among Kitty Hawk
                     Funding Corporation, CAC Funding Corp. and NationsBank, N.A.
4(f)(1)         9    Security Agreement dated July 7, 1998 among Kitty Hawk
                     Funding Corporation, CAC Funding Corp., the Company and
                     NationsBank, N.A.
4(f)(2)         9    Servicing Agreement dated July 7, 1998 between CAC Funding
                     Corp. and the Company
4(f)(3)         9    Contribution Agreement dated July 7, 1998 between the
                     Company and CAC Funding Corp.
4(f)(4)        12    Amendment No. 1 dated June 30, 1999 to Note Purchase
                     Agreement dated July 7, 1998 among Kitty Hawk Funding
                     Corporation, CAC Funding Corp., and NationsBank, N.A.
4(f)(5)        12    Amendment No. 1 dated June 30, 1999 to Security Agreement
                     dated July 7, 1998 among Kitty Hawk Funding Corporation, CAC
                     Funding Corp., the Company and NationsBank, N.A.
4(f)(6)        12    Amendment No. 1 dated June 30, 1999 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
4(f)(7)        13    Amendment No. 2 dated September 29, 1999 to Security
                     Agreement dated July 7, 1998 among Kitty Hawk Funding
                     Corporation, CAC Funding Corp., the Company and NationsBank,
                     N.A.
4(f)(8)        14    Amendment No. 2 dated December 15, 1999 to Note Purchase
                     Agreement dated July 7, 1998 among Kitty Hawk Funding
                     Corporation, CAC Funding Corp., and NationsBank, N.A.
4(f)(9)        14    Amendment No. 3 dated December 15, 1999 to Security
                     Agreement dated July 7, 1998 among Kitty Hawk Funding
                     Corporation, CAC Funding Corp., the Company and NationsBank,
                     N.A.
4(f)(10)       14    Amendment No. 2 dated December 15, 1999 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
4(g)(1)        11    Security Agreement dated December 15, 1998 between Comerica
                     Bank, as Collateral Agent, and the Company
4(g)(2)        11    Intercreditor Agreement dated as of December 15, 1998 among
                     Comerica Bank, as Collateral Agent, and various lenders and note holders
4(g)(3)        11    Deed of Charge, dated December 17, 1998 between Comerica
                     Bank, as Collateral Agent, and the Company
NOTE:                Other instruments, notes or extracts from agreements
                     defining the rights of holders of long-term debt of the
                     Company or its subsidiaries have not been filed because (i)
                     in each case the total amount of long-term debt permitted
                     thereunder does not exceed 10% of the Company's consolidated assets, and (ii) the Company hereby agrees that it will
                     furnish such instruments, notes and extracts to the
                     Securities and Exchange Commission upon its request.
10(b)(1)        4    Amended and Restated Services Agreement dated April 17, 1996 between the Company and Larry Lee's Auto Finance Center,
                     Inc. d/b/a Dealer Enterprise Group

  EXHIBIT
    NO.                                      DESCRIPTION
  -------                                    -----------
10(d)(4)        1    Form of Addendum 3 to Servicing Agreement (Multiple Lots)
10(d)(6)       11    Prior form of Servicing Agreement, including Addendum 1 and
                     Addendum 2
10(d)(7)       14    Current form of Servicing Agreement, Including Addendum 1
                     and Addendum 2
10(f)(3)*       7    Credit Acceptance Corporation 1992 Stock Option Plan, as
                     amended and restated May 1997
10(f)(4)*      12    Credit Acceptance Corporation 1992 Stock Option Plan, as
                     amended and restated May, 1999
10(o)(2)       10    Credit Acceptance Corporation Stock Option Plan for Dealers,
                     as amended and restated September 21, 1998
21(1)          14    Schedule of Credit Acceptance Corporation Subsidiaries
23(1)          14    Consent of Deloitte and Touche LLP
23(2)          14    Consent of Arthur Andersen LLP
27             14    Financial Data Schedule

 * Management compensatory contracts and arrangements.

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

11 Previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1998, and incorporated herein by reference.

12 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

13 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

14 Filed herewith