Form 10-Q
period 2000-03-31
CREDIT ACCEPTANCE CORPORATION
filed 2000-05-15
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

The number of shares outstanding of Common Stock, par value $.01, on May 12, 2000 was 44,723,054.

                                TABLE OF CONTENTS


                         PART I. - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets -
                    As of December 31, 1999 and March 31, 2000................................................    1

              Consolidated Income Statements -
                    Three months ended March 31, 1999 and March 31, 2000......................................    2

              Consolidated Statements of Cash Flows -
                    Three months ended March 31, 1999 and March 31, 2000......................................    3

              Consolidated Statement of Shareholders' Equity -
                    Three months ended March 31, 2000.........................................................    4

              Notes to Consolidated Financial Statements......................................................    5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................................................    6

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.....................................   13

                                            PART II. - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS...............................................................................   14

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................................................................   15

SIGNATURES ...................................................................................................   16

INDEX OF EXHIBITS.............................................................................................   17

EXHIBITS......................................................................................................   18

                         PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                              As of
                                                                              -------------------------------------
(Dollars in thousands)                                                        December 31, 1999      March 31, 2000
                                                                              -----------------      --------------
                                                                                                      (Unaudited)
ASSETS:
     Cash and cash equivalents..........................................        $      11,122         $      11,900
     Investments........................................................               11,569                11,740

     Installment contracts receivable...................................              573,120               582,911
     Allowance for credit losses........................................               (4,742)               (4,435)
                                                                                --------------        --------------

         Installment contracts receivable, net..........................              568,378               578,476
                                                                                -------------         -------------

     Retained interest in securitization................................                4,105                 4,428
     Floor plan receivables.............................................               15,492                12,121
     Notes receivable...................................................                3,610                 4,508
     Property and equipment, net........................................               18,243                17,870
     Investment in operating leases, net................................                8,162                19,264
     Income taxes receivable............................................               12,686                 2,370
     Other assets.......................................................                6,873                 7,720
                                                                                -------------         -------------

TOTAL ASSETS............................................................        $     660,240         $     670,397
                                                                                =============         =============

LIABILITIES:
     Senior notes.......................................................        $      30,579         $      30,579
     Lines of credit....................................................               36,994                65,306
     Mortgage loan payable to bank......................................                8,215                 8,062
     Secured financing..................................................               83,197                57,563
     Accounts payable and accrued liabilities...........................               25,813                27,758
     Deferred dealer enrollment fees, net...............................                  524                   701
     Dealer holdbacks, net..............................................              202,143               209,067
     Deferred income taxes, net.........................................                9,800                 9,051
                                                                                -------------         -------------

TOTAL LIABILITIES.......................................................              397,265               408,087
                                                                                -------------         -------------

SHAREHOLDERS' EQUITY
     Common stock.......................................................                  461                   449
     Paid-in capital....................................................              128,917               123,799
     Retained earnings..................................................              132,303               138,029
     Accumulated other comprehensive income-cumulative
       translation adjustment...........................................                1,294                    33
                                                                                -------------         -------------

TOTAL SHAREHOLDERS' EQUITY...............................................             262,975               262,310
                                                                                -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................        $     660,240         $     670,397
                                                                                =============         =============

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                       -----------------------------------------
(Dollars in thousands, except per share data)                                  1999                   2000
                                                                       --------------------     ----------------

REVENUE:
     Finance charges.............................................           $    19,405            $    20,039
     Premiums earned.............................................                 2,445                  2,601
     Lease revenue...............................................                     -                  1,590
     Other income................................................                 8,511                  5,237
                                                                            -----------            -----------

         Total revenue...........................................                30,361                 29,467

COSTS AND EXPENSES:
     Operating expenses..........................................                14,549                 12,691
     Provision for credit losses.................................                 2,136                  2,447
     Provision for claims........................................                   831                    776
     Depreciation of leased vehicles.............................                     -                    640
     Interest....................................................                 4,527                  4,193
                                                                            -----------            -----------

         Total costs and expenses................................                22,043                 20,747
                                                                            -----------            -----------

Operating income.................................................                 8,318                  8,720
                                                                            -----------            -----------

     Foreign exchange loss.......................................                   (45)                   (14)
                                                                            ------------           ------------

Income before provision for income taxes.........................                 8,273                  8,706
     Provision for income taxes..................................                 2,894                  2,980
                                                                            -----------            -----------

Net income.......................................................           $     5,379            $     5,726
                                                                            ===========            ===========

Net income per common share:
     Basic.......................................................           $     0.12             $     0.13
                                                                            ==========             ==========
     Diluted.....................................................           $     0.12             $     0.13
                                                                            ==========             ==========

Weighted average shares outstanding:
     Basic.......................................................           46,298,904             45,363,107
                                                                            ==========             ==========
     Diluted.....................................................           46,705,859             45,630,601
                                                                            ==========             ==========

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



(Dollars in thousands)                                                                    Three Months Ended
                                                                                              March 31,
                                                                               ----------------------------------
                                                                                     1999                2000
                                                                               --------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income..........................................................      $        5,379       $       5,726
         Adjustments to reconcile net income to net cash
         provided by operating activities -
              Credit for deferred income taxes...........................              (1,100)               (749)
              Depreciation of property and equipment.....................               1,099               1,026
              Depreciation of leased vehicles............................                   -                 640
              Amortization on retained interest in securitization........                (502)                (49)
              Provision for credit losses................................               2,136               2,276
              Provision for residual losses..............................                   -                 171
              Dealer stock option plan expense...........................                  33                  11
         Change in operating assets and liabilities -
              Unearned insurance premiums, insurance reserves and fees...              (1,372)                (81)
              Income taxes receivable....................................                   -              10,316
              Other assets...............................................               1,057              (1,045)
              Accounts payable and accrued liabilities...................               3,926               1,945
              Income taxes payable.......................................               3,758                   -
              Deferred dealer enrollment fees, net.......................                (111)                177
                                                                               ---------------      -------------

                  Net cash provided by operating activities..............              14,303              20,364
                                                                               --------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal collected on installment contracts receivable.............              94,350              82,822
     Advances to dealers and payments of dealer holdback.................             (66,062)            (88,465)
     Operating lease originations........................................                 (80)            (12,046)
     Operating lease liquidations........................................                   -                 331
     Net purchases of investments held to maturity.......................                (180)               (171)
     Decrease (increase) in floor plan receivables.......................              (1,857)              3,371
     Decrease (increase) in notes receivable.............................                  39                (898)
     Purchase of property and equipment..................................                (835)               (653)
                                                                               ---------------      --------------

                  Net cash provided by (used in) investing activities....              25,375             (15,709)
                                                                               --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments under mortgage loan payable to bank..................                 (62)               (153)
     Net borrowings (repayments) under line of credit agreement..........             (32,098)             28,312
     Repayments of secured financing.....................................                   -             (25,634)
     Repurchase of common stock..........................................                   -              (5,178)
     Proceeds from stock options exercised...............................                  77                  37
                                                                               --------------       -------------

                  Net cash used in financing activities..................             (32,083)             (2,616)
                                                                               ---------------      --------------
                  Effect of exchange rate changes on cash................              (2,062)             (1,261)
                                                                               ---------------      --------------

NET INCREASE IN CASH.....................................................               5,533                 778
     Cash and cash equivalents - beginning of period.....................              13,775              11,122
                                                                               --------------       -------------
     Cash and cash equivalents - end of period...........................      $       19,308       $      11,900
                                                                               ==============       =============

                                       3

                          CREDIT ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)



(Dollars in thousands)                                                                                                 Accumulated
                                                Total                                                                     Other
                                            Shareholders'    Comprehensive     Common       Paid In     Retained      Comprehensive
                                               Equity            Income        Stock        Capital     Earnings          Income
                                            -------------    -------------   -----------  -----------  -----------    -------------
Balance - December 31, 1999.............     $   262,975                     $       461  $   128,917  $   132,303     $    1,294
  Comprehensive income:
     Net income.........................           5,726      $    5,726                                     5,726
                                                              ----------
     Other comprehensive income:
       Foreign currency translation                                                                                        (1,261)
         adjustment.....................          (1,261)         (1,261)
       Tax on other comprehensive
         loss...........................                             441
                                                              ----------
       Other comprehensive loss.........                            (820)
                                                              -----------
  Total comprehensive income............                      $    4,906
                                                              ==========
  Repurchase and retirement of
    common stock........................          (5,178)                           (12)       (5,166)
  Stock options exercised...............              37                                           37
  Dealer stock option plan expense......              11                                           11
                                             -----------                     -----------  -----------  -----------     ----------
Balance - March 31, 2000................     $   262,310                     $       449  $   123,799  $   138,029     $       33
                                             ===========                     ===========  ===========  ===========     ==========

                          CREDIT ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       NET INCOME PER SHARE

         Basic net income per share amounts are based on the weighted average number of common shares outstanding. Diluted net income per share amounts are based on the weighted average number of common shares and potentially dilutive securities outstanding. Potentially dilutive securities included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect.

3.       BUSINESS SEGMENT INFORMATION

The Company operates in two reportable business segments: CAC North America and CAC United Kingdom. Selected segment information is set forth below (in thousands):

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                     ---------------------------
                                                                                         1999           2000
                                                                                     -----------   -------------
Total revenue:
     CAC North America......................................................         $    22,738   $      23,308
     CAC United Kingdom.....................................................               4,023           4,821
     Other..................................................................               3,600           1,338
                                                                                     -----------   -------------
                                                                                          30,361          29,467
                                                                                     ===========   =============
 Income before interest and taxes:
     CAC North America......................................................               9,926          11,090
     CAC United Kingdom.....................................................               1,922           1,668
     Other..................................................................                 952             141
                                                                                     -----------   -------------
                                                                                     $    12,800   $      12,899
                                                                                     ===========   =============
Reconciliation of total income before interest and taxes to consolidated income before provision for income taxes:
     Total income before interest and taxes.................................              12,800          12,899
     Interest expense.......................................................              (4,527)         (4,193)
                                                                                     ------------  --------------
Consolidated income before provision for income taxes.......................         $     8,273   $       8,706
                                                                                     ===========   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

TOTAL REVENUE. Total revenue consists of i) finance charges on installment contracts; ii) premiums earned on service contracts, credit life and collateral protection insurance programs; iii) lease revenue on investments in operating leases; and iv) other income, which consists primarily of fees earned on third party service contract products, floor plan financing interest income and fees and dealer enrollment fees and, during the three months ended March 31, 1999, also consisted of revenue from the Company's credit reporting and auction services subsidiaries which were sold on May 7, 1999 and December 15, 1999, respectively. As a result of the following factors, total revenue decreased from $30.4 million for the three months ended March 31, 1999 to $29.5 million for the same period in 2000, representing a decrease of 2.9%.

Finance charges increased from $19.4 million for the three months ended March 31, 1999 to $20.0 million for the same period in 2000, representing an increase of 3.3%. This increase is primarily the result of the increase in the average annualized yield on the Company's installment contract portfolio and, to a lesser extent, the increase in contract originations for the period. The volume of contract originations for the Company's North America operations increased from $114.4 million for the three months ended March 31, 1999 to $135.3 million for the same period in 2000. The volume of contract originations for the Company's United Kingdom operations increased from $13.5 million for the three months ended March 31, 1999 to $30.2 million for the same period in 2000. Based upon reviews of dealer profitability and improvements in credit quality on installment contracts originated since the fourth quarter of 1997, in an effort to increase origination volumes, the Company has introduced new advance programs, both in the United States and United Kingdom, which have increased the Company's overall advance rates. The Company's advances to dealers and payment of dealer holdback, as a percent of gross installment contracts accepted, increased from 51.6% for the three months ended March 31, 1999 to 53.5% for the same period in 2000. There can be no assurance that higher advance rates will lead to increased origination volumes in future periods or that advance rates will not need to be reduced in future periods based on continued review of dealer profitability and credit quality. While management expects the increased advance rates to have a positive effect on the Company's results, higher advance rates increase the Company's risk of loss on dealer advances.

The average annualized yield on the Company's installment contract portfolio, calculated using finance charge revenue divided by average installment contracts receivable, was approximately 12.1% and 13.9% for the three months ended March 31, 1999 and 2000, respectively. The increase in the average yield is due to a decrease in the percentage of installment contracts which were in non-accrual status. The percentage of installment contracts which were in non-accrual status was 29.1% and 20.8% as of March 31, 1999 and 2000, respectively.

Premiums earned increased, from $2.4 million for the three months ended March 31, 1999 to $2.6 million for the same period in 2000, representing an increase of 6.4%. Premiums on the Company's service contract program are earned on a straight-line basis over the life of the service contracts. Premiums reinsured under the Company's credit life program are earned over the life of the contracts using the pro rata and sum-of-digits methods. The increase in premiums earned is consistent with the increase in finance charges and results primarily from the increase in origination volumes.

Lease revenue represents income from the Company's automotive leasing business unit, which began operations in 1999. Income from operating lease assets is recognized on a straight-line basis over the scheduled lease term. Lease originations were $80,000 for the three months ended March 31, 1999 compared to $12.0 million for the same period in 2000.

Other income decreased from $8.5 million for the three months ended March 31, 1999 to $5.2 million for the same period in 2000, representing a decrease of 38.5%. The decrease is primarily due to the absence of revenues from the Company's credit reporting and auction services subsidiaries, which were sold on May 7, 1999 and December 15, 1999, respectively. The decrease is partially offset by an increase in fees earned on third party service contract products offered by dealers on installment contracts, as the volume of this business has increased proportionately with the increase in installment contract originations.

OPERATING EXPENSES. Operating expenses, as a percent of total revenue, decreased from 47.9% for the three months ended March 31, 1999 to 43.1% for the same period in 2000. Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

The decrease, as a percent of revenue, is primarily due to a decrease in general and administrative expenses and salaries and wages. General and administrative expenses and salaries and wages decreased primarily due to the sale of the Company's credit reporting and auction services subsidiaries in 1999. These subsidiaries required proportionately higher operating expenses than the Company's other businesses. The decrease is partially offset by i) operating expenses from the Company's automotive leasing business unit, which began operations in 1999; and ii) increases in the Company's average wage rates necessary to attract and retain skilled personnel.

The decrease in general and administrative and salaries and wages expenses are partially offset by an increase in sales and marketing expenses for the three months ended March 31, 2000. This expense increased primarily due to additional sales commissions as a result of higher contract origination volumes, increases in the Company's total sales force and an increase in sales related travel expenses.

PROVISION FOR CREDIT LOSSES. The provision for credit losses consists of three components: (i) a provision for losses on advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio; (ii) a provision for earned but unpaid revenue on installment contracts which were transferred to non-accrual status during the period; and (iii) a provision for expected losses on the investment in operating leases. The provision for credit losses increased from $2,136,000 for the three months ended March 31, 1999 to $2,447,000 for the same period in 2000, representing a 14.6% increase. The increase is primarily due to an increase in the provision for expected losses on the investment in operating leases resulting from the significant increase in operating lease originations.

The amount provided for advance losses was comparable during the three months ended March 31, 1999 and 2000. The advance provision is based on managements' analysis of loan performance utilizing the Company's loan servicing system, which allows management to estimate future collections for each dealer pool using historical loss experience and a dealer by dealer static pool analysis. The amount provided, as a percent of new contract originations, decreased from 1.7% for the three months ended March 31, 1999 to 1.4% for the same period in 2000. The decrease is the result of continued improvements in the quality of business originated, based on managements' analysis.

PROVISION FOR CLAIMS. The amount provided for insurance and service contract claims, as a percent of total revenue, decreased from 2.7% during the three months ended March 31, 1999 to 2.6% during the same period in 2000. The claims reserves are based on accumulated estimates of claims reported but unpaid plus estimates of incurred but unreported claims.

DEPRECIATION OF LEASED VEHICLES. Depreciation of leased vehicles is recorded on a straight-line basis to the residual value of the vehicle over the scheduled lease term. The depreciation expense recorded on leased vehicles was $640,000 for the three months ended March 31, 2000.

INTEREST EXPENSE. Interest expense, as a percent of total revenue, decreased from 14.9% for the three months ended March 31, 1999 to 14.2% for the same period in 2000. The decrease in interest expense is primarily the result of a decrease in the amount of average outstanding borrowings, which resulted from the positive cash flow generated from i) collections on installment contracts receivable exceeding cash advances to dealers and payments of dealer holdbacks;
ii) proceeds from the sale of the Company's credit reporting services subsidiary; and iii) a reduction in federal tax payments as a result of the taxable loss in 1999. The decrease was partially offset by higher average interest rates. The weighted average interest rate increased from 8.9% for the three months ended March 31, 1999 to 10.9% for the same period in 2000. The increase in the average interest rates is the result of i) the impact of fixed borrowing costs, such as facility fees, up front fees and other costs on average interest rates when average outstanding borrowings are decreasing and ii) an increase on December 1, 1999 and January 15, 2000 of 50 and 75 basis points, respectively, in the interest rate on outstanding borrowings under the Company's senior notes resulting from amendments to the note purchase agreements due to the $47.3 million pre-tax charge in the third quarter of 1999.

OPERATING INCOME. As a result of the aforementioned factors, operating income increased from $8.3 million for the three months ended March 31, 1999 to $8.7 million for the same period in 2000, representing an increase of 4.8%.

FOREIGN EXCHANGE LOSS. The Company incurred foreign exchange losses of $45,000 for the three months ended

March 31, 1999 and $14,000 for the same period in 2000. The losses result from the effect of exchange rate fluctuations between the U.S. dollar and foreign currencies on unhedged intercompany balances between the Company and its foreign subsidiaries.

PROVISION FOR INCOME TAXES. The provision for income taxes increased from $2.9 million during the three months ended March 31, 1999 to $3.0 million during the same period in 2000. The increase is primarily due to an increase in pre-tax income in 2000. For the three months ended March 31, the effective tax rate was 35.0% in 1999 and 34.2% in 2000. The decrease in the effective tax rate is primarily due to a reduction in the United Kingdom's statutory tax rates in April 1999, as well as a reduction in state income taxes resulting from the sale of the Company's credit reporting services subsidiary in May 1999.

INSTALLMENT CONTRACTS RECEIVABLE

         The following table summarizes the composition of installment contracts receivable at the dates indicated (dollars in thousands):

                                                                                              As of
                                                                              -----------------------------------
                                                                              December 31, 1999    March 31, 2000
                                                                              -----------------    --------------
                                                                                                     (Unaudited)
Gross installment contracts receivable....................................    $      679,201       $     693,703
Unearned finance charges..................................................           (99,174)           (103,966)
Unearned insurance premiums, insurance reserves, and fees.................            (6,907)             (6,826)
                                                                              --------------       -------------
Installment contracts receivable..........................................    $      573,120       $     582,911
                                                                              ==============       =============

         A summary of changes in gross installment contracts receivable is as follows (dollars in thousands):

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  ------------------------------
                                                                                       1999              2000
                                                                                  -------------     ------------
                                                                                             (Unaudited)

Balance - beginning of period..............................................       $     794,831     $    679,201
Gross amount of installment contracts originated...........................             127,980          165,468
Cash collections on installment contracts originated.......................            (111,503)        (106,046)
Charge offs................................................................             (82,543)         (42,026)
Currency translation.......................................................              (3,819)          (2,894)
                                                                                  --------------    -------------

Balance - end of period....................................................       $     724,946     $    693,703
                                                                                  =============     ============

INVESTMENT IN OPERATING LEASES

         The following table summarizes the composition of investment in operating leases, net (dollars in thousands):

                                                                                               As of
                                                                                ---------------------------------
                                                                                December 31, 1999  March 31, 2000
                                                                                -----------------  --------------
                                                                                                     (Unaudited)

Gross leased vehicles......................................................       $       8,442     $     20,060
Accumulated depreciation...................................................                (453)          (1,054)
Lease payments receivable..................................................                 264              461
                                                                                  -------------     ------------
Investment in operating leases.............................................               8,253           19,467
Less:  Allowance for lease vehicle losses..................................                 (91)            (203)
                                                                                  --------------    -------------
Investment in operating leases, net........................................       $       8,162     $     19,264
                                                                                  =============     ============

         A summary of changes in gross leased vehicles is as follows (dollars in thousands):

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                  ------------------------------
                                                                                       1999             2000
                                                                                  -------------     ------------
                                                                                            (Unaudited)

Balance - beginning of period..............................................       $           -     $      8,442
Gross operating leases originated..........................................                  80           12,046
Operating lease liquidations...............................................                   -             (428)
                                                                                  -------------     -------------
Balance - end of period....................................................       $          80     $     20,060
                                                                                  =============     ============

DEALER HOLDBACKS

         The following table summarizes the composition of dealer holdbacks at the dates indicated (dollars in thousands):

                                                                                              As of
                                                                            --------------------------------------
                                                                            December 31, 1999       March 31, 2000
                                                                            -----------------       --------------
                                                                                                     (Unaudited)
Dealer holdbacks..........................................................    $    540,799          $     552,329
Less:  Advances (net of reserves of $4,329 and $6,292 at December 31,
1999 and March 31, 2000, respectively)....................................        (338,656)              (343,262)
                                                                              ------------          -------------
Dealer holdbacks, net.....................................................    $    202,143          $     209,067
                                                                              ============          =============

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

         The Company also maintains a reserve on investment in operating leases based on appraisals and estimates of the value of vehicles at the end of the lease contracts. Management reviews residual values on a regular basis.

         Ultimate losses may vary from current estimates and the amount of provision, which is a current expense, may be either greater or less than actual charge offs.

         The following tables set forth information relating to charge offs, the allowance for credit losses, the reserve on advances, and the reserve on investment in operating leases (dollars in thousands):

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
                                                                                    1999                 2000
                                                                              ---------------       ---------------
                                                                                           (Unaudited)
CHARGE OFFS
Charged against dealer holdbacks..........................................    $        66,053       $        33,516
Charged against unearned finance charges..................................             15,107                 7,932
Charged against allowance for credit losses...............................              1,383                   578
                                                                              ---------------       ---------------

Total contracts charged off...............................................    $        82,543       $        42,026
                                                                              ===============       ===============

Net charge offs against the reserve on advances...........................    $         4,882       $             -
                                                                              ===============       ===============

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
                                                                                    1999                 2000
                                                                              ---------------       ---------------
                                                                                           (Unaudited)
ALLOWANCE FOR CREDIT LOSSES
Balance - beginning of period.............................................    $         7,075       $         4,742
Provision for credit losses...............................................                192                   285
Charge offs...............................................................             (1,383)                 (578)
Currency translation......................................................                (35)                  (14)
                                                                              ---------------       ---------------
Balance - end of period...................................................    $         5,849       $         4,435
                                                                              ===============       ===============

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
                                                                                    1999                 2000
                                                                              ---------------       ---------------
                                                                                           (Unaudited)
RESERVE ON ADVANCES
Balance - beginning of period.............................................    $        19,954       $         4,329
Provision for advance losses..............................................              1,944                 1,991
Advance reserve fees......................................................                  4                     -
Charge offs...............................................................             (4,882)                    -
Currency translation......................................................               (136)                  (28)
                                                                              ---------------       ---------------
Balance - end of period...................................................    $        16,884       $         6,292
                                                                              ===============       ===============


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                              -----------------------------------
                                                                                   1999                2000
                                                                              ---------------     ---------------
                                                                                           (Unaudited)
RESERVE ON INVESTMENT IN OPERATING LEASES
Balance - beginning of period............................................     $             -     $            91
Provision for lease vehicle losses.......................................                   -                 171
Charge offs..............................................................                   -                 (59)
                                                                              ---------------     ---------------
Balance - end of period..................................................     $             -     $           203
                                                                              ===============     ===============

                                                                                               As of
                                                                              -------------------------------------
                                                                              December 31, 1999      March 31, 2000
                                                                              -----------------      --------------
CREDIT RATIOS                                                                                          (Unaudited)
Allowance for credit losses as a percent of gross installment contracts
   receivable............................................................            0.7%                  0.6%
Reserve on advances as a percent of advances.............................            1.3%                  1.8%
Gross dealer holdbacks as a percent of gross installment contracts
   receivable............................................................           79.6%                 79.6%

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal need for capital is to fund cash advances made to dealers in connection with the acceptance of installment contracts, for the payment of dealer holdbacks to dealers who have repaid their advance balances and to fund the purchase of used vehicle leases. These cash outflows to dealers increased from $66.1 million during the three months ended March 31, 1999 to $100.5 million during the same period in 2000. These amounts have historically been funded from cash collections on installment contracts, cash provided by operating activities and borrowings under the Company's credit agreements. The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. During the first three months of 2000, the Company's total balance sheet indebtedness increased from $159.0 million as of December 31, 1999 to $161.5 million as of March 31, 2000.

         The Company has a $125 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 13, 2000 and is subject to annual extensions for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The agreement provides that interest is payable at the Eurocurrency rate plus 140 basis points, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to six months. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt to equity, debt to advances, debt to installment contracts receivable, advances to installment contracts receivable, fixed charges to net income, limits on the Company's investment in its foreign subsidiaries and requirements that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured through a lien on most of the Company's assets on an equal and ratable basis with the Company's senior notes. As of March 31, 2000, there was approximately $65.3 million outstanding under this facility.

         On August 5, 1999, the Company's Board of Directors authorized a common stock repurchase program of up to 1,000,000 shares of the Company's common stock. On February 7, 2000, the Company's Board of Directors authorized an increase in the Company's stock repurchase program from 1,000,000 to 2,000,000 shares. The 2,000,000 shares, which can be repurchased through the open market or in privately negotiated transactions, represent approximately 4% of the outstanding common shares. As of March 31, 2000, the Company has repurchased approximately 1,427,000 shares under this program.

         As the Company's $125 million credit facility expires on June 13, 2000, the Company will be required to renew the facility or refinance any amounts outstanding under this facility on or before such date. As of March 31, 2000, there was approximately $65.3 million outstanding under this facility. The Company believes that the credit facility will be renewed with similar terms. In addition, in 2000, the Company has $14.6 million of principal maturing on its senior notes, which the Company expects to repay from cash generated from operations and various financing alternatives available.

         The Company's short and long-term cash flow requirements are materially dependent on future levels of originations. During the first quarter of 2000, the Company experienced an increase in originations over 1999. The Company expects this trend to continue in future periods and, to the extent this trend does continue, the Company will experience an increase in its need for capital.

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

FORWARD-LOOKING STATEMENTS

         The foregoing discussion and analysis contains a number of forward looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various risks and uncertainties. The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including forms 8-K, 10-Q, and 10-K, and include, among others, competition from traditional financing sources and from non-traditional lenders, availability of funding at competitive rates of interest, adverse changes in applicable laws and regulations, adverse changes in economic conditions, adverse changes in the automobile or finance industries or in the non-prime consumer finance market, the Company's ability to maintain or increase the volume of installment contracts accepted, the Company's inability to accurately forecast and estimate future collections and historical collection rates and the Company's ability to complete various financing alternatives.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 1999 Annual Report on Form 10-K.

                          PART II. - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         As previously disclosed in the Company's 1999 Annual Report on Form 10-K , during the first quarter of 1998, several putative class action complaints were filed by shareholders against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of Michigan seeking money damages for alleged violations of the federal securities laws. On August 14, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases, was filed. The Complaint generally alleged that the Company's financial statements issued during the period August 14, 1995 through October 22, 1997 did not accurately reflect the Company's true financial condition and results of operations because such reported results failed to be in accordance with generally accepted accounting principles and such results contained material accounting irregularities in that they failed to reflect adequate reserves for credit losses. The Complaint further alleged that the Company issued public statements during the alleged class period which fraudulently created the impression that the Company's accounting practices were proper. On April 23, 1999, the Court granted the Company's and the defendant officers' and directors' motion to dismiss the Complaint and entered a final judgment dismissing the action with prejudice. On May 6, 1999, plaintiffs filed a motion for reconsideration of the order dismissing the Complaint or, in the alternative, for leave to file an amended complaint. On July 13, 1999, the Court granted the plaintiffs' motion for reconsideration and granted the plaintiffs leave to file an amended complaint. Plaintiffs filed their First Amended Consolidated Class Action Complaint on August 2, 1999. On September 30, 1999, the Company and the defendant officers and directors filed a motion to dismiss that complaint. On or about November 10, 1999, plaintiffs sought and were granted leave to file a Second Amended Consolidated Class Action Complaint. A hearing on the defendants' motion to dismiss the Second Amended Consolidated Class Action Complaint was held on March 1, 2000 and on March 24, 2000 the Court granted the Company's and the defendant officers' and directors' motion to dismiss the Second Amended Consolidated Class Action Complaint and entered a final judgment dismissing the action with prejudiced. On April 7, 2000, plaintiffs filed a notice of appeal from the District Court's judgment. The Company and the defendant officers and directors will continue to vigorously defend this action. While the Company believes it has meritorious legal and factual defenses, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      See Index of Exhibits following the signature page.

              (b)     Reports on Form 8-K

                      The Company was not required to file a current report on Form 8-K during the quarter ended March 31, 2000 and none were filed during that period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CREDIT ACCEPTANCE CORPORATION
                          (Registrant)

                          /S/ DOUGLAS W. BUSK
                          ---------------------------------------------
                          DOUGLAS W. BUSK
                          Chief Financial Officer
                          May 12, 2000

                          (Principal Financial Officer and Duly Authorized Officer)

                          /S/ JOHN P. CAVANAUGH
                          ---------------------------------------------
                          JOHN P. CAVANAUGH
                          Corporate Controller and Assistant Secretary
                          May 12, 2000

                          (Principal Accounting Officer)

                                INDEX OF EXHIBITS

EXHIBIT               DESCRIPTION

4(a)(8) Seventh Amendment dated April 27, 2000 to Note Purchase Agreement dated October 1, 1994 between various insurance companies and the Company.

4(b)(6) Fifth Amendment dated April 27, 2000 to Note Purchase Agreement dated August 1, 1996 between various insurance companies and the Company.

4 (c)(7) Second Amendment dated April 28, 2000 to the Third Amended and Restated Credit Agreement dated as of June 15, 1999 between the Company, Comerica Bank as Administrative Agent and Collateral Agent, NationsBank, N.A., as Syndications Agent and Banc of America Securities, LLC as Sole Lead Arranger and Sole Bank Manager.

4 (e) (6)             Fifth Amendment dated April 27, 2000 to Note Purchase
                      Agreement dated March 25, 1997 between various insurance companies and the Company.

27                    Financial Data Schedule

----------------------