Form 10-Q
period 2000-06-30
CREDIT ACCEPTANCE CORPORATION
filed 2000-08-14
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------     --------------------


                        Commission File Number 000-20202


                          CREDIT ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


MICHIGAN                                                                                       38-1999511
(State or other jurisdiction of incorporation or organization)              (IRS Employer Identification)

25505 WEST TWELVE MILE ROAD, SUITE 3000
SOUTHFIELD, MICHIGAN                                                                           48034-8339
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

         The number of shares outstanding of Common Stock, par value $.01, on August 9, 2000 was 42,879,954.

                                TABLE OF CONTENTS


                         PART I. - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets -
                    As of December 31, 1999 and June 30, 2000......................    1

              Consolidated Income Statements -
                    Three and six months ended June 30, 1999 and June 30, 2000.....    2

              Consolidated Statements of Cash Flows -
                    Six months ended June 30, 1999 and June 30, 2000...............    3

              Consolidated Statement of Shareholders' Equity -
                    Six months ended June 30, 2000.................................    4

              Notes to Consolidated Financial Statements...........................    5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS............................................    6

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS..........   13

                          PART II. - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS....................................................   14

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................   15

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.....................................   15

SIGNATURES ........................................................................   16

INDEX OF EXHIBITS..................................................................   17

EXHIBITS...........................................................................   18

                         PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                               As of
                                                                            -----------------------------------------
(Dollars in thousands)                                                      December 31, 1999           June 30, 2000
                                                                            -----------------           -------------
                                                                                                         (Unaudited)
ASSETS:
     Cash and cash equivalents..........................................        $      11,122         $       8,157
     Investments........................................................               11,569                12,170

     Installment contracts receivable...................................              570,529               575,155
     Allowance for credit losses........................................               (4,742)               (4,184)
                                                                                --------------        --------------

         Installment contracts receivable, net..........................              565,787               570,971
                                                                                -------------         -------------

     Retained interest in securitization................................                4,105                 4,782
     Floor plan receivables.............................................               15,492                 9,825
     Notes receivable...................................................                3,610                 4,901
     Property and equipment, net........................................               18,243                18,587
     Investment in operating leases, net................................                9,115                32,908
     Income taxes receivable............................................               12,686                 6,196
     Other assets.......................................................                5,874                 4,531
                                                                                -------------         -------------

TOTAL ASSETS............................................................        $     657,603         $     673,028
                                                                                =============         =============

LIABILITIES:
     Senior notes.......................................................        $      30,579         $      25,684
     Lines of credit....................................................               36,994               101,496
     Mortgage loan payable to bank......................................                8,215                 7,908
     Secured financing..................................................               83,197                34,878
     Accounts payable and accrued liabilities...........................               23,105                25,335
     Deferred dealer enrollment fees, net...............................                  595                 1,061
     Dealer holdbacks, net..............................................              202,143               208,987
     Deferred income taxes, net.........................................                9,800                 9,288
                                                                                -------------         -------------

TOTAL LIABILITIES.......................................................              394,628               414,637
                                                                                -------------         -------------

SHAREHOLDERS' EQUITY
     Common stock.......................................................                  461                   437
     Paid-in capital....................................................              128,917               117,306
     Retained earnings..................................................              132,303               144,182
     Accumulated other comprehensive income (loss) - cumulative
        translation adjustment..........................................                1,294                (3,534)
                                                                                -------------         --------------

TOTAL SHAREHOLDERS' EQUITY..............................................              262,975               258,391
                                                                                -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................        $     657,603         $     673,028
                                                                                =============         =============

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                               Three Months Ended                 Six Months Ended
                                                     ---------------------------------- ------------------------------
(Dollars in thousands, except per share data)               6/30/99           6/30/00          6/30/99         6/30/00
                                                     ----------------  ---------------- ---------------- -------------
REVENUE:
     Finance charges.............................       $    19,797      $    20,309      $    39,202    $     40,348
     Lease revenue...............................                79            3,457               79           5,047
     Premiums earned.............................             2,331            2,434            4,776           5,035
     Other income................................             7,301            5,008           15,812          10,245
                                                        -----------      -----------      -----------     -----------
         Total revenue...........................            29,508           31,208           59,869          60,675
                                                        -----------      -----------      -----------     -----------

COSTS AND EXPENSES:
     Operating expenses..........................            14,427           13,034           28,976          25,725
     Provision for credit losses.................             2,084            2,576            4,220           5,023
     Provision for claims........................               894              716            1,725           1,492
     Depreciation of leased assets...............                34            1,206               34           1,846
     Valuation adjustment on retained interest
           in securitization.....................               517                -              517               -
     Interest....................................             4,272            4,167            8,799           8,360
                                                        -----------      -----------      -----------     -----------

         Total costs and expenses................            22,228           21,699           44,271          42,446
                                                        -----------      -----------      -----------     -----------

         Operating income........................             7,280            9,509           15,598          18,229

Gain on sale of subsidiary.......................            14,720                -           14,720               -
Foreign exchange loss............................                (9)             (66)             (54)            (80)
                                                        ------------     ------------     ------------    ------------

Income before provision for income taxes.........            21,991            9,443           30,264          18,149
Provision for income taxes.......................             8,220            3,290           11,114           6,270
                                                     --------------      -----------      -----------     -----------

Net income.......................................       $    13,771      $     6,153      $    19,150     $    11,879
                                                        ===========      ===========      ===========     ===========

Net income per common share:
     Basic.......................................       $     0.30       $      0.14      $      0.41     $      0.26
                                                        ==========       ===========      ===========     ===========
     Diluted.....................................       $     0.30       $      0.14      $      0.41     $      0.26
                                                        ==========       ===========      ===========     ===========

Weighted average shares outstanding:
     Basic.......................................        46,303,516       44,532,373       46,301,210      44,967,741
                                                         ==========      ===========       ==========      ==========
     Diluted.....................................        46,545,290       44,863,668       46,625,575      45,269,194
                                                         ==========      ===========       ==========     ===========

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands)                                                                  Six Months Ended
                                                                                            June 30,
                                                                             -------------------------------------
                                                                                     1999               2000
                                                                             -------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income..........................................................      $       19,150       $      11,879
         Adjustments to reconcile net income to net cash
         provided by operating activities -
              Gain on sale of subsidiary.................................             (14,720)                  -
              Credit for deferred income taxes...........................                (344)               (512)
              Depreciation of property and equipment.....................               2,190               2,091
              Depreciation of leased vehicles............................                  34               1,846
              Valuation adjustment on retained interest
                in securitization........................................                 517                   -
              Amortization of retained interest in securitization........              (1,023)               (100)
              Provision for credit losses................................               4,223               5,023
              Dealer stock option plan expense...........................                  66                  22
              Amortization of deferred leasing costs.....................                   3                 526
         Change in operating assets and liabilities -
              Unearned insurance premiums, insurance reserves and fees...               1,162                (616)
              Lease payments receivable..................................                   -              (1,404)
              Income taxes receivable....................................                   -               6,490
              Other assets...............................................                 (29)              1,343
              Accounts payable and accrued liabilities...................                 970               2,230
              Income taxes payable.......................................               6,123                   -
              Deferred dealer enrollment fees, net.......................                 (47)                466
                                                                               ---------------      -------------

                  Net cash provided by operating activities..............              18,275              29,284
                                                                               --------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of subsidiary....................................              16,147                   -
     Principal collected on installment contracts receivable.............             170,353             161,407
     Advances to dealers and payments of dealer holdback.................            (140,662)           (164,041)
     Operating lease originations........................................              (1,440)            (22,708)
     Operating lease liquidations........................................                   -                 807
     Net purchases of investments held to maturity.......................                (616)               (601)
     Increase (decrease) in floor plan receivables.......................              (4,595)              5,667
     Increases in notes receivable.......................................                (359)             (1,291)
     Purchases of property and equipment.................................              (2,621)             (2,435)
     Increase in deferred costs from lease acquisitions..................                 (85)             (3,550)
                                                                               ---------------      --------------

                  Net cash provided by (used in) investing activities....              36,122             (26,745)
                                                                               --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under mortgage loan payable to bank.....               4,945                (307)
     Net borrowings (repayments) under line of credit agreement..........             (35,216)             64,502
     Repayments of senior notes..........................................             (20,000)             (4,895)
     Repayments of secured financing.....................................                   -             (48,319)
     Repurchase of common stock..........................................                   -             (11,694)
     Proceeds from stock options exercised...............................                 352                  37
                                                                               --------------       -------------

                  Net cash used in financing activities..................             (49,919)               (676)
                                                                               ---------------      --------------
                  Effect of exchange rate changes on cash................              (3,678)             (4,828)
                                                                               ---------------      --------------


NET (DECREASE) INCREASE IN CASH..........................................                 800              (2,965)
     Cash and cash equivalents - beginning of period.....................              13,775              11,122
                                                                               --------------       -------------
     Cash and cash equivalents - end of period...........................      $       14,575       $       8,157
                                                                               ==============       =============

                          CREDIT ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                                                                                       Accumulated
                                                   Total                                                                  Other
                                               Shareholders'    Comprehensive     Common      Paid In      Retained    Comprehensive
                                                   Equity           Income        Stock       Capital      Earnings    Income (Loss)
                                               --------------  ---------------  ----------  ------------  ----------  --------------


Balance - December 31, 1999..................   $   262,975                     $     461   $   128,917   $   132,303    $    1,294
     Comprehensive income:
         Net income..........................        11,879      $   11,879                                    11,879
                                                                 ----------
         Other comprehensive income:
           Foreign currency translation
            adjustment......................         (4,828)        (4,828)                                                  (4,828)
           Tax on other comprehensive loss...                         1,690
                                                                 ----------
           Other comprehensive loss..........                       (3,138)
                                                                 ----------
     Total comprehensive income..............                    $    8,741
                                                                 ==========
     Repurchase and retirement of common
       stock................................        (11,694)                           (24)     (11,670)
     Stock options exercised.................            37                                          37
     Dealer stock option plan expense........            22                                          22
                                               ------------                     ----------  -----------   -----------    -----------
Balance - June 30, 2000......................   $   258,391                     $      437  $   117,306   $   144,182    $   (3,534)
                                                ===========                     ==========  ===========   ===========    ===========


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

3.       BUSINESS SEGMENT INFORMATION

The Company operates in three reportable business segments: CAC North America, CAC United Kingdom and CAC Automotive Leasing. Selected segment information is set forth below (in thousands):

                                                                  Three Months Ended              Six Months Ended
                                                             -------------------------     -------------------------
                                                                 6/30/99       6/30/00         6/30/99       6/30/00
                                                             -------------------------     -------------------------
Total revenue:
     CAC North America.............................          $    23,522    $   23,057     $    46,960   $    46,365
     CAC United Kingdom............................                4,258         4,979           8,281         9,800
     CAC Automotive Leasing........................                   64         3,172              64         4,510
     Other.........................................                1,664             -           4,564             -
                                                             -----------   -----------     -----------   -----------
                                                             $    29,508   $    31,208     $    59,869   $    60,675
                                                             ===========   ===========     ===========   ===========
Earnings before interest and taxes:

     CAC North America.............................          $    24,203   $    10,727     $    34,674   $    21,817
     CAC United Kingdom............................                2,134         2,042           4,056         3,710
     CAC Automotive Leasing........................                  (91)          841             (91)          982
     Other.........................................                   17             -             424             -
                                                             -----------   -----------     -----------   -----------
                                                             $    26,263   $    13,610     $    39,063   $    26,509
                                                             ===========   ===========     ===========   ===========

Reconciliation of total earnings before interest and taxes to consolidated income before provision for income taxes:

     Total income before interest and taxes........          $    26,263   $    13,610     $    39,063   $    26,509
     Interest expense..............................               (4,272)       (4,167)         (8,799)       (8,360)
                                                             ------------  ------------    -----------   ------------

Consolidated income before provision for
 income taxes......................................          $    21,991   $     9,443     $    30,264   $    18,149
                                                             ===========   ===========     ===========   ===========


Included in the 1999 earnings before interest and taxes for CAC North America is the $14.7 million gain on sale of the Company's credit reporting subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000

TOTAL REVENUE. Total revenue consists of: i) finance charges on installment contracts; ii) lease revenue on investments in operating leases; iii) premiums earned on service contracts, credit life and collateral protection insurance programs; and iv) other income, which consists primarily of fees earned on third party service contract products, floor plan financing interest income and dealer enrollment fees. During the six months ended June 30, 1999, it also consisted of revenue from the Company's credit reporting and auction services subsidiaries which were sold on May 7, 1999 and December 15, 1999, respectively. As a result of the following factors, total revenue increased from $29.5 million and $59.9 million for the three and six months ended June 30, 1999 to $31.2 million and $60.7 for the same periods in 2000, representing increases of 5.8% and 1.3%, respectively.


Finance charges increased from $19.8 million and $39.2 for the three and six months ended June 30, 1999 to $20.3 million and $40.3 million for the same periods in 2000, representing increases of 2.6% and 2.9%, respectively. These increases are primarily the result of the increases in the average annualized yield on the Company's installment contract portfolio. The volume of contract originations for the Company's North American operations decreased from $105.8 million for the three months ended June 30, 1999 to $97.0 million for the same period in 2000 and increased from $220.1 million for the six months ended June 30, 1999 to $232.2 million for the same period in 2000. The volume of contract originations for the Company's United Kingdom operations increased from $29.3 million and $42.9 million for the three and six months ended June 30, 1999 to $37.5 million and $67.7 million for the same periods in 2000. In an effort to increase origination volumes, the Company has introduced new advance programs, both in the United States and United Kingdom, which have increased the Company's overall advance rates. The Company's advances to dealers and payment of dealer holdbacks, as a percent of gross installment contracts accepted, increased from 55.6% and 53.7% for the three and six months ended June 30, 1999 to 56.0% and 54.6% for the same periods in 2000. There can be no assurance that higher advance rates will lead to increased origination volumes in future periods or that advance rates will not need to be reduced in future periods based on continued review of dealer profitability and credit quality. While management expects the increased advance rates to have a positive effect on the Company's results, higher advance rates increase the Company's risk of loss on dealer advances.

The average annualized yield on the Company's installment contract portfolio, calculated using finance charge revenue divided by average installment contracts receivable, was approximately 12.7% and 14.1% for the six months ended June 30, 1999 and 2000, respectively. The increase in the average yield is due to a decrease in the percentage of installment contracts which were in non-accrual status. The percentage of installment contracts which were in non-accrual status was 25.9% and 20.0% as of June 30, 1999 and 2000, respectively. The decrease in the non-accrual loans is primarily due to improvements in credit quality of the Company's portfolio of installment contracts.

Lease revenue represents income from the Company's automotive leasing business unit, which began operations in 1999. Income from operating lease assets is recognized on a straight-line basis over the scheduled lease term. Lease revenue increased from $79,000 for both the three and six months ended June 30, 1999 to $3.5 million and $5.0 million for the same periods in 2000. These increases are the result of the increases in lease originations for the periods, a trend which the Company expects to continue in future periods. Lease originations were $1.4 million for both the three and six months ended June 30, 1999 compared to $10.7 million and $22.7 million for the same periods in 2000.


Premiums earned increased, from $2.3 million and $4.8 million for the three and six months ended June 30, 1999 to $2.4 million and $5.0 for the same periods in 2000, representing increases of 4.4% and 5.4%, respectively. Premiums on the Company's service contract program are earned on a straight-line basis over the life of the service contracts. Premiums reinsured under the Company's credit life program are earned over the life of the contracts using the pro rata and sum-of-digits methods. The increase in premiums earned is consistent with the increase in finance charges and results primarily from the increase in origination volumes.

Other income decreased from $7.3 million and $15.8 million for the three and six months ended June 30, 1999 to $5.0 million and $10.2 million for the same periods in 2000, representing decreases of 31.4% and 35.2%, respectively. The decreases are primarily due to: i) the absence of revenues from the Company's credit reporting and auction services subsidiaries, which were sold on May 7, 1999 and December 15, 1999, respectively; and ii) the decrease in servicing fees and interest earned on the retained interest in the Company's July 1998 securitization of advance receivables.

OPERATING EXPENSES. Operating expenses, as a percent of total revenue, decreased from 48.9% and 48.4% for the three and six months ended June 30, 1999 to 41.8% and 42.4% for the same periods in 2000. Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

The decreases, as a percent of revenue, are primarily due to decreases in general and administrative expenses and salaries and wages. General and administrative expenses and salaries and wages decreased primarily due to the sale of the Company's credit reporting and auction services subsidiaries in 1999. These subsidiaries required proportionately higher operating expenses than the Company's other businesses. To a lesser extent, the decrease in general and administrative expenses is due to a decrease in legal fees resulting from a reduction in further adverse developments in litigation against the Company (see
Part II Item 1. Legal Proceedings). The decreases are partially offset by operating expenses from the Company's automotive leasing business unit, which began operations in 1999.


The decreases in general and administrative and salaries and wages expenses are also partially offset by an increase in sales and marketing expenses. These expenses increased primarily due to additional sales commissions as a result of higher contract origination volumes, increases in the Company's total sales force and an increase in sales related travel expenses. This increase in sales and marketing expenses is partially offset by the sale of the Company's credit reporting subsidiary in 1999.


PROVISION FOR CREDIT LOSSES. The provision for credit losses consists of three components: i) a provision for losses on advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio; ii) a provision for earned but unpaid revenue on installment contracts which were transferred to non-accrual status during the period; and iii) a provision for expected losses on the investment in operating leases. The provision for credit losses increased from $2.1 million and $4.2 million for the three and six months ended June 30, 1999 to $2.6 million and $5.0 million for the same periods in 2000, representing increases of 23.6% and 19.0%, respectively. The increases are primarily due to an increase in the provision for expected losses on the investment in operating leases resulting primarily from the significant increase in operating lease originations. To a lesser extent, the increase is due to an increase in provisions necessary on a per lease basis as a result of management's analysis of additional historical information available.

The increases are partially offset by the lower provisions needed for earned but unpaid revenue primarily resulting from the decrease in the percent of non-accrual installment contracts receivable.

The amount provided on a consolidated basis for advance losses was comparable during the three and six months ended June 30, 1999 and 2000. The advance provision is based on management's analysis of loan performance utilizing the Company's loan servicing system, which allows management to estimate future collections for each dealer pool using historical loss experience and a dealer-by-dealer static pool analysis. The amount provided, as a percent of new contract originations, was 1.5% and 1.6% for the three and six months ended June 30, 1999 and 1.5% and 1.4% for the same period in 2000. For the Company's North American operations, the amount provided, as a percent of new contract originations, declined from 1.6% and 1.5% for the three and six months ended June 30, 1999 to 0.8% and 0.7% for the same period in 2000 due to continued improvements in the quality of business originated, based on management's analysis. This was offset by an increase in the amount provided, as a percent of new contract originations, from 1.5% and 2.1% for the three and six months ended June 30, 1999 to 3.4% and 3.9% for the same period in 2000 for the Company's United Kingdom operations resulting from increases in advance rates in the United Kingdom.

PROVISION FOR CLAIMS. The amount provided for insurance and service contract claims, as a percent of total revenue, decreased from 3.0% and 2.9% during the three and six months ended June 30, 1999 to 2.3% and 2.5% during the same periods in 2000. The claims reserves are based on estimates of claims reported but unpaid plus estimates of incurred but unreported claims. Based on such estimates, the amount provided on a per contract basis for service contract claims was reduced during the six months ended June 30, 2000.


DEPRECIATION OF LEASED VEHICLES. Depreciation of leased vehicles is recorded on a straight-line basis to the residual value of the vehicle over the scheduled lease term. The depreciation expense recorded on leased vehicles increased from $34,000 for both the three and six months ended June 30, 1999 to $1.2 million and $1.8 million for the same periods in 2000. These increases are the result of increases in lease originations for the periods.


INTEREST EXPENSE. Interest expense, as a percent of total revenue, decreased from 14.5% and 14.7% for the three and six months ended June 30, 1999 to 13.4% and 13.8% for the same periods in 2000. The decreases in interest expense are primarily the result of a decrease in the amount of average outstanding borrowings, which resulted from the positive cash flow generated from: i) collections on installment contracts receivable exceeding cash advances to dealers and payments of dealer holdbacks; ii) proceeds from the sale of the Company's credit reporting services subsidiary; and iii) a reduction in federal tax payments as a result of the taxable loss in 1999. The decreases were partially offset by higher average interest rates. The weighted average interest rate increased from 9.8% and 9.4% for the three and six months ended June 30, 1999 to 10.1% and 10.5% for the same periods in 2000. The increases in the average interest rates are the result of: i) the impact of fixed borrowing costs, such as facility fees, up front fees and other costs on average interest rates when average outstanding borrowings are decreasing; ii) an increase on December 1, 1999 and January 15, 2000 of 50 and 75 basis points, respectively, in the interest rate on outstanding borrowings under the Company's senior notes resulting from amendments to the note purchase agreements due to the $47.3 million pre-tax charge in the third quarter of 1999; and iii) an increase in the average interest rate on the Company's line of credit due to higher average Eurocurrency rates during the periods.


OPERATING INCOME. As a result of the aforementioned factors, operating income increased from $7.3 million and $15.6 million for the three and six months ended June 30, 1999 to $9.5 million and $18.2 million for the same periods in 2000, representing increases of 30.6% and 16.9%, respectively.

FOREIGN EXCHANGE LOSS. The Company incurred foreign exchange losses of $9,000 and $54,000 for the three and six months ended June 30, 1999 and $66,000 and $80,000 for the same periods in 2000. The losses result from the effect of exchange rate fluctuations between the U.S. dollar and foreign currencies on unhedged intercompany balances between the Company and its foreign subsidiaries.


PROVISION FOR INCOME TAXES. The provision for income taxes decreased from $8.2 million and $11.1 million during the three and six months ended June 30, 1999 to $3.3 million and $6.3 million during the same periods in 2000. The decreases are due to a lower level of pre-tax income in 2000, primarily resulting from the gain on sale of the Company's credit reporting subsidiary in May 1999. For the six months ended June 30, the effective tax rate was 36.7% in 1999 and 34.5% in 2000. The decrease in the effective tax rate is primarily due to a reduction in state income taxes that were applicable to the credit reporting subsidiary divested in the prior year. To a lesser extent, the decrease in the effective tax rate is due to a reduction in the United Kingdom's statutory tax rates in April 1999.


INSTALLMENT CONTRACTS RECEIVABLE

         The following table summarizes the composition of installment contracts receivable at the dates indicated (dollars in thousands):

                                                                                              As of
                                                                              ------------------------------------
                                                                              December 31, 1999      June 30, 2000
                                                                              -----------------      -------------
                                                                                                      (Unaudited)
Gross installment contracts receivable....................................    $        679,247       $     686,551
Unearned finance charges..................................................             (99,174)           (102,468)
Unearned insurance premiums, insurance reserves, and fees.................              (9,544)             (8,928)
                                                                              ----------------       -------------
Installment contracts receivable..........................................    $        570,529       $     575,155
                                                                              ================       =============

   A summary of changes in gross installment contracts receivable is as follows (dollars in thousands):

                                                              Three Months Ended                 Six Months Ended
                                                      -------------------------------- -----------------------------
                                                           6/30/99           6/30/00        6/30/99          6/30/00
                                                      --------------   --------------- -------------   -------------
                                                                (Unaudited)                     (Unaudited)
Balance - beginning of period.....................    $    724,812     $    693,749    $    794,831    $    679,247
Gross amount of installment contracts accepted....         135,127          134,479         262,973         299,947
Cash collections on installment contracts
   receivable.....................................        (104,481)         (98,912)       (215,984)       (204,958)
Charge offs.......................................         (56,738)         (34,476)       (139,281)        (76,502)
Currency translation..............................          (4,649)          (8,289)         (8,468)        (11,183)
                                                      -------------    -------------   -------------   -------------

Balance - end of period...........................    $    694,071     $    686,551    $    694,071    $    686,551
                                                      ============     ============    ============    ============

INVESTMENT IN OPERATING LEASES

The following table summarizes the composition of investment in operating leases, net (dollars in thousands):

                                                                                               As of
                                                                              --------------------------------------
                                                                              December 31, 1999       June 30, 2000
                                                                              -----------------      --------------
                                                                                                       (Unaudited)
Gross leased vehicles....................................................         $       8,442     $     30,178
Accumulated depreciation.................................................                  (453)          (2,196)
Deferred costs...........................................................                   953            3,877
Lease payments receivable................................................                   264            1,668
                                                                                  -------------     ------------
Investment in operating leases...........................................                 9,206           33,527
Less:  Allowance for lease vehicle losses................................                   (91)            (619)
                                                                                  --------------    -------------
Investment in operating leases, net......................................         $       9,115     $     32,908
                                                                                  =============     ============


A summary of changes in gross leased vehicles is as follows (dollars in thousands):

                                                             Three Months Ended                  Six Months Ended
                                                     --------------------------------  --------------------------
                                                          6/30/99           6/30/00         6/30/99          6/30/00
                                                     --------------   ---------------- -------------   -------------
                                                               (Unaudited)                      (Unaudited)

Balance - beginning of period....................    $         80     $     20,060     $          -    $      8,442
Gross operating leases originated................           1,350           10,662            1,430          22,708
Operating lease liquidations.....................               -             (544)               -            (972)
                                                     ---------------------------------------------------------------
Balance - end of period..........................    $      1,430     $     30,178     $      1,430    $     30,178
                                                     ============     ============     ============    ============

DEALER HOLDBACKS

The following table summarizes the composition of dealer holdbacks at the dates indicated (dollars in thousands):



                                                                                             As of
                                                                            -----------------------------------------
                                                                            December 31, 1999           June 30, 2000
                                                                            -----------------           -------------
                                                                                                         (Unaudited)

Dealer holdbacks.......................................................            540,799                546,553
Less:   Advances (net of reserves of $4,329 and $7,695 at

        December 31, 1999 and June 30, 2000, respectively).............           (338,656)              (337,566)
                                                                               ------------          -------------
Dealer holdbacks, net..................................................            202,143                208,987
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


         The Company also maintains an allowance for lease vehicle losses which consists of a reserve for residual losses on leased vehicles and a reserve for earned but unpaid revenue on operating leases. The residual values represent estimates of the values of the assets at the end of the lease contracts and are initially recorded based on estimates. Realization of the residual values is dependent on the Company's future ability to market the vehicles under then prevailing market conditions. The unpaid revenue is fully reserved at 90 days past due on a recency basis. Management reviews these reserves periodically to determine that the allowance for lease vehicle losses is appropriate.


         Ultimate losses may vary from current estimates and the amount of provision, which is a current period expense, may be either greater or less than actual charge offs.

         The following tables set forth information relating to charge offs, the allowance for credit losses, the reserve on advances, and the reserve on investment in operating leases (dollars in thousands):

                                                              Three Months Ended                Six Months Ended
                                                      -------------------------------  -----------------------------
                                                           6/30/99           6/30/00      6/30/99          6/30/00
                                                      --------------   --------------  -------------   -------------
                                                                (Unaudited)                     (Unaudited)
CHARGE OFFS
Charged against dealer holdbacks..................    $     45,480     $     27,652    $    111,533    $     61,167
Charged against unearned finance charges..........          10,365            6,482          25,472          14,415
Charged against allowance for credit losses.......             893              342           2,276             920
                                                      ------------     ------------    ------------    ------------

Total contracts charged off.......................    $     56,738     $     34,476    $    139,281    $     76,502
                                                      ============     ============    ============    ============

Net charge offs against the reserve on advances...    $      2,626     $        578    $      7,508    $        578
                                                      ============     ============    ============    ============


                                                             Three Months Ended               Six Months Ended
                                                     --------------------------------  -----------------------------
                                                          6/30/99           6/30/00       6/30/99         6/30/00
                                                     --------------   ---------------  -------------   -------------
                                                               (Unaudited)                      (Unaudited)
ALLOWANCE FOR CREDIT LOSSES
Balance - beginning of period....................    $      5,849     $      4,435     $      7,075    $      4,742
Provision for loan losses........................             180              130              372             415
Charge offs......................................            (893)            (342)          (2,276)           (920)
Currency translation.............................             (22)             (39)             (57)            (53)
                                                     -------------    -------------    -------------   -------------

Balance - end of period..........................    $      5,114     $      4,184     $      5,114    $      4,184
                                                     ============     ============     ============    ============

                                                             Three Months Ended              Six Months Ended
                                                     --------------------------------  -----------------------------
                                                          6/30/99           6/30/00       6/30/99         6/30/00
                                                     --------------   ---------------  -------------   -------------
                                                               (Unaudited)                      (Unaudited)
RESERVE ON ADVANCES
Balance - beginning of period....................    $     16,884     $      6,292     $     19,954    $      4,329
Provision for advance losses.....................           1,894            1,927            3,838           3,918
Advance reserve fees.............................               4                -                8               -
Charge offs......................................          (2,626)            (578)          (7,508)           (578)
Currency translation.............................             (66)              54             (202)             26
                                                     -------------    ------------     -------------   ------------

Balance - end of period..........................    $     16,090     $      7,695     $     16,090    $      7,695
                                                     ============     ============     ============    ============

                                                           Three Months Ended               Six Months Ended
                                                     --------------------------------  ---------------------------
                                                         06/30/99         06/30/00       06/30/99        06/30/00
                                                     ---------------   --------------  -------------   -----------
ALLOWANCE FOR LEASE VEHICLE LOSSES
Balance - beginning of period....................    $            -    $         203   $          -    $         91
Provision for lease vehicle losses...............                10              519             10             690
Charge offs......................................                 -             (103)             -            (162)
                                                     --------------    --------------  ------------    -------------
Balance - end of period..........................    $           10    $         619   $         10    $        619
                                                     ==============    =============   ============    ============


                                                                                               As of
                                                                             --------------------------------------
                                                                              December 31, 1999      June 30, 2000
                                                                             -------------------    ---------------
                                                                                                      (Unaudited)
CREDIT RATIOS
Allowance for credit losses as a percent of gross installment contracts
   receivable............................................................            0.7%                  0.6%
Reserve on advances as a percent of advances.............................            1.3%                  2.2%
Allowance for lease vehicle losses as a percent of investment in operating
   leases................................................................            1.0%                  1.8%
Gross dealer holdbacks as a percent of gross installment contracts
   receivable............................................................           79.6%                 79.6%

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal need for capital is to fund cash advances made to dealers in connection with the acceptance of installment contracts, for the payment of dealer holdbacks to dealers who have repaid their advance balances and to fund the origination of used vehicle leases. These cash outflows to dealers increased from $142.1 million during the six months ended June 30, 1999 to $186.7 million during the same period in 2000. These amounts have historically been funded from cash collections on installment contracts, cash provided by operating activities and borrowings under the Company's credit agreements. The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. During the first six months of 2000, the Company's total balance sheet indebtedness increased from $159.0 million as of December 31, 1999 to $170.0 million as of June 30, 2000.

         The Company has a $115 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 12, 2001 and is subject to annual extensions for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The agreement provides that, at the Company's discretion, the interest rate is payable at either the Eurocurrency rate plus 140 basis points, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to six months. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt to equity, debt to advances, debt to installment contracts receivable, advances to installment contracts receivable, fixed charges to net income, limits on the Company's investment in its foreign subsidiaries and requirements that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured through a lien on most of the Company's assets on an equal and ratable basis with the Company's senior notes. As of June 30, 2000, there was approximately $100.6 million outstanding under this facility.

         On August 5, 1999, the Company's Board of Directors authorized a common stock repurchase program of up to 1,000,000 shares of the Company's common stock. On each of February 7, 2000, June 7, 2000 and July 13, 2000, the Company's Board of Directors authorized increases in the Company's stock repurchase program of an additional 1,000,000 shares. As of June 30, 2000, the Company has repurchased approximately 2.6 million shares of the 4 million shares authorized to be repurchased under this program at a cost of $13.2 million.

         On August 8, 2000, the Company completed a secured financing of advance receivables. Pursuant to this transaction, the Company contributed dealer advances having a carrying amount of approximately $82.4 million and received approximately $63.9 million in financing, which is net of both the underwriter's fees and the required escrow account, from an institutional investor. The money received was used to reduce outstanding borrowings under the line of credit. The financing, which is nonrecourse to the Company, bears interest at a floating rate equal to the commercial paper rate plus 57.5 basis points with a maximum rate of 8.5% and is anticipated to fully amortize within twenty months. The financing is secured by the contributed dealer advances, the rights to collections on the related installment contracts receivable and certain related assets up to the sum of the contributed dealer advances and the Company's servicing fee. The Company will receive a monthly servicing fee equal to 6% of the collections of the contributed installment contracts receivable. Except for the servicing fee and payments due to dealers, the Company will not receive any portion of collections on the installment contracts receivable until the underlying indebtedness has been repaid in full.

         The Company has $9.7 million of principal maturing on its senior notes in the fourth quarter of 2000 which the Company expects to repay from cash generated from operations and amounts available under its $115 million credit agreement.


         The Company's short and long-term cash flow requirements are materially dependent on future levels of originations. For the six months ended June 30, 2000, the Company experienced an increase in originations over the same period in 1999. The Company expects this trend to continue in future periods and, to the extent this trend does continue, the Company will experience an increase in its need for capital.


         The Company is currently under examination by the Internal Revenue Service for its tax years ended December 31, 1993, 1994 and 1995. The IRS has identified and taken under advisement the tax treatment of certain items. Although the Company is unable to quantify its potential liability from the audit, the resolution of these items in a manner unfavorable to the Company may have a material adverse effect on the Company's financial position, liquidity and results of operations.

         In connection with the audit, the Company has been notified that the IRS intends to issue a Technical Advice Memorandum which would directly impact the timing of tax recognition of income accrual with respect to certain items. The Company expects the views expressed in the Memorandum to be contrary to the Company's tax accounting method for such items. The total amount of exposure from this tax issue cannot be reasonably estimated due to the lack of available information required for such estimation and due to the uncertainties of computation, the methodology for which must be agreed upon by the IRS. In the worst case, the application of the ruling to the Company's financing activities could result in the recognition of taxable income with respect to certain items exceeding the current net income reported for book purposes. The Company will have the right to appeal the ruling once issued, or may challenge the positions of the IRS in court.


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

FORWARD-LOOKING STATEMENTS


         The foregoing discussion and analysis contains a number of forward looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various risks and uncertainties. The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including forms 8-K, 10-Q, and 10-K, and include, among others, competition from traditional financing sources and from non-traditional lenders, availability of funding at competitive rates of interest, adverse changes in applicable laws and regulations, adverse changes in economic conditions, adverse changes in the automobile or finance industries or in the non-prime consumer finance market, the Company's ability to maintain or increase the volume of installment contracts or leases accepted, the Company's inability to accurately forecast and estimate future collections and historical collection rates, the Company's inability to accurately estimate the residual values of the lease vehicles and the Company's ability to complete various financing alternatives.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 1999 Annual Report on Form 10-K.

                          PART II. - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         As previously disclosed in the Company's 1999 Annual Report on Form 10-K, the Company was a defendant in a class action proceeding commenced on October 15, 1996 in the United States District Court for the Western District of Missouri seeking money damages for alleged violations of a number of state and federal consumer protection laws (the "Missouri Litigation"). On October 9, 1997, the District Court certified two classes on the claims brought against the Company, one relating to alleged overcharges of official fees, the other relating to alleged overcharges of post-maturity interest. On August 4, 1998, the District Court granted partial summary judgment on liability in favor of the plaintiffs on the interest overcharge claims based upon the District Court's finding of certain violations but denied summary judgment on certain other claims. The District Court also entered a number of permanent injunctions, which among other things, restrained the Company from collecting the amounts found to be uncollectible. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable as of right, the Company appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit. Oral argument on the appeals was heard on April 19, 1999. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit overturned the August 4, 1998 partial summary judgment order and injunctions against the Company. The Court of Appeals held that the District Court lacked jurisdiction over the interest overcharge claims and directed the District Court to sever those claims and remand them to state court. On February 18, 2000, the District Court entered an order remanding the post-maturity interest class to Missouri state court while retaining jurisdiction on the official fee class. The Company then filed a motion requesting that the District Court reconsider that portion of its order of August 4, 1998, in which the District Court had denied the Company's motion to dismiss the federal official fee overcharge claims. On May 26, 2000 the District Court entered an order dismissing the federal official fee claims against the Company and directed the Clerk of the Court to remand the remaining state law official fee claims to the appropriate state court. The parties are presently awaiting assignment to a state court. The Company will continue its vigorous defense of all remaining claims. However, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

         As previously disclosed in the Company's 1999 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, during the first quarter of 1998, several putative class action complaints were filed by shareholders against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of Michigan seeking money damages for alleged violations of the federal securities laws. On August 14, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases, was filed. The Complaint generally alleged that the Company's financial statements issued during the period August 14, 1995 through October 22, 1997 did not accurately reflect the Company's true financial condition and results of operations because such reported results failed to be in accordance with generally accepted accounting principles and such results contained material accounting irregularities in that they failed to reflect adequate reserves for credit losses. The Complaint further alleged that the Company issued public statements during the alleged class period which fraudulently created the impression that the Company's accounting practices were proper. On April 23, 1999, the Court granted the Company's and the defendant officers' and directors' motion to dismiss the Complaint and entered a final judgment dismissing the action with prejudice. On May 6, 1999, plaintiffs filed a motion for reconsideration of the order dismissing the Complaint or, in the alternative, for leave to file an amended complaint. On July 13, 1999, the Court granted the plaintiffs' motion for reconsideration and granted the plaintiffs leave to file an amended complaint. Plaintiffs filed their First Amended Consolidated Class Action Complaint on August 2, 1999. On September 30, 1999, the Company and the defendant officers and directors filed a motion to dismiss that complaint. On or about November 10, 1999, plaintiffs sought and were granted leave to file a Second Amended Consolidated Class Action Complaint. A hearing on the defendants' motion to dismiss the Second Amended Consolidated Class Action Complaint was held on March 1, 2000 and on March 24, 2000 the Court granted the Company's and the defendant officers' and directors' motion to dismiss the Second Amended Consolidated Class Action Complaint and entered a final judgment dismissing the action with prejudiced. On April 7, 2000, plaintiffs filed a notice of appeal from the District Court's judgment. The Company and the defendant officers and directors will continue to vigorously defend this action. While the Company believes it has meritorious legal and factual defenses, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 22, 2000 at which the shareholders elected five directors. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of votes for and withheld with respect to each nominee.

                         Nominee                      Votes For                   Votes Withheld


              Donald A. Foss                           42,089,074                     26,215
              Harry E. Craig                           42,089,074                     26,215
              Thomas A. FitzSimmons                    42,089,074                     26,215
              Sam M. LaFata                            42,089,174                     26,115
              Thomas N. Tryforos                       42,089,174                     26,115


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      See Index of Exhibits following the signature page.

              (b)     Reports on Form 8-K

                      The Company was not required to file a current report on Form 8-K during the quarter ended June 30, 2000 and none were filed during that period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      CREDIT ACCEPTANCE CORPORATION
                      (Registrant)

                      /S/DOUGLAS W. BUSK
                      -----------------------------------
                      DOUGLAS W. BUSK
                      Treasurer and Chief Financial Officer
August 14, 2000
---------------
                      (Principal Financial Officer and Duly Authorized Officer)

                      /S/LINDA M. CARDINALE
                      -----------------------------------
                      LINDA M. CARDINALE
                      Vice President - Accounting
August 14, 2000
---------------
                      (Principal Accounting Officer)

                                INDEX OF EXHIBITS

EXHIBIT               DESCRIPTION


4(a)(8) Seventh Amendment dated April 27, 2000 to Note Purchase Agreement dated October 1, 1994 between various insurance companies and the Company (filed as exhibit 4 (a) (8) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference).

4(b)(6) Fifth Amendment dated April 27, 2000 to Note Purchase Agreement dated August 1, 1996 between various insurance companies and the Company (filed as exhibit 4 (b) (6) to the Company's Quarterly Report on Form 10-Q for the period March 31, 2000 and incorporated herein by reference).

4(c)(7) Second Amendment dated April 28, 2000 to the Third Amended and Restated Credit Agreement dated as of June 15, 1999 between the Company, Comerica Bank as Administrative Agent and Collateral Agent, NationsBank, N.A., as Syndications Agent and Banc of America Securities, LLC as Sole Lead Arranger and Sole Bank Manager (filed as exhibit 4 (c) (7) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference).


4(c)(8) Third Amendment dated June 13, 2000 to the Third Amended and Restated Credit Agreement dated as of June 15, 1999 between the Company, Comerica Bank, as Administrative Agent and Collateral Agent, NationsBank, N.A., as Syndications Agent and Banc of America Securities, LLC, as Sole Lend Arranger and Sole Bank Manager.


4(e)(6) Fifth Amendment dated April 27, 2000 to Note Purchase Agreement dated March 25, 1997 between various insurance companies and the Company (filed as exhibit 4 (e) (6) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference).


27                    Financial Data Schedule