Form 10-Q
period 2000-09-30
CREDIT ACCEPTANCE CORPORATION
filed 2000-11-14
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                               ------   ------


                        Commission File Number 000-20202


                          CREDIT ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


MICHIGAN                                                            38-1999511
(State or other jurisdiction of                   (IRS Employer Identification)
incorporation or organization)

25505 WEST TWELVE MILE ROAD, SUITE 3000
SOUTHFIELD, MICHIGAN                                                48034-8339
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

         The number of shares outstanding of Common Stock, par value $.01, on November 10, 2000 was 42,511,587.

                                TABLE OF CONTENTS




                                          PART I. -- FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets --
                    As of December 31, 1999 and September 30, 2000............................................    1

              Consolidated Income Statements --
                    Three and nine months ended September 30, 1999 and September 30, 2000.....................    2

              Consolidated Statements of Cash Flows --
                    Nine months ended September 30, 1999 and September 30, 2000...............................    3

              Consolidated Statement of Shareholders' Equity --
                    Nine months ended September 30, 2000......................................................    4

              Notes to Consolidated Financial Statements......................................................    5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................................................    6

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.....................................   14

                                           PART II. -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS...............................................................................   15

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................................................................   16

SIGNATURES ...................................................................................................   17

INDEX OF EXHIBITS.............................................................................................   18

EXHIBITS......................................................................................................   19


                         PART I. -- FINANCIAL INFORMATION

ITEM 1. -- FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                               As of
                                                                              ----------------------------------------
(Dollars in thousands)                                                        December 31, 1999     September 30, 2000
                                                                              -----------------     ------------------
                                                                                                           (Unaudited)

ASSETS:
     Cash and cash equivalents..........................................        $      11,122          $     14,007
     Investments........................................................               11,569                11,492

     Installment contracts receivable...................................              570,529               571,463
     Allowance for credit losses........................................               (4,742)               (4,374)
                                                                                -------------          ------------

         Installment contracts receivable, net..........................              565,787               567,089
                                                                                -------------          ------------

     Retained interest in securitization................................                4,105                 4,839
     Floor plan receivables.............................................               15,492                10,995
     Notes receivable...................................................                3,610                 4,644
     Property and equipment, net........................................               18,243                18,053
     Investment in operating leases, net................................                9,115                38,995
     Income taxes receivable............................................               12,686                    --
     Other assets.......................................................                5,874                 4,778
                                                                                -------------          ------------

TOTAL ASSETS............................................................        $     657,603          $    674,892
                                                                                =============          ============

LIABILITIES:
     Senior notes.......................................................        $      30,579          $     23,080
     Lines of credit....................................................               36,994                61,803
     Mortgage loan payable to bank......................................                8,215                 7,751
     Secured financing..................................................               83,197                74,202
     Income taxes payable...............................................                   --                   511
     Accounts payable and accrued liabilities...........................               23,105                27,307
     Deferred dealer enrollment fees, net...............................                  595                 1,297
     Dealer holdbacks, net..............................................              202,143               210,932
     Deferred income taxes, net.........................................                9,800                 9,821
                                                                                -------------          ------------

TOTAL LIABILITIES.......................................................              394,628               416,704
                                                                                -------------          ------------

SHAREHOLDERS' EQUITY
     Common stock.......................................................                  461                   428
     Paid-in capital....................................................              128,917               112,581
     Retained earnings..................................................              132,303               150,286
     Accumulated other comprehensive income (loss) - cumulative
        translation adjustment..........................................                1,294                (5,107)
                                                                                -------------          ------------

TOTAL SHAREHOLDERS' EQUITY..............................................              262,975               258,188
                                                                                -------------          ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................        $     657,603          $    674,892
                                                                                =============          ============

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)



                                                             Three Months Ended                  Nine Months Ended
                                                     ---------------------------------     ----------------------------
(Dollars in thousands, except per share data)             9/30/99           9/30/00           9/30/99        9/30/00
                                                     ----------------   --------------     -------------  -------------

REVENUE:
     Finance charges.............................       $    18,753       $    20,206       $    57,901     $    60,505
     Lease revenue...............................               377             3,870               456           8,917
     Premiums earned.............................             3,034             1,951             7,810           6,986
     Other income................................             5,759             5,147            21,625          15,441
                                                        -----------       -----------       -----------     -----------
         Total revenue...........................            27,923            31,174            87,792          91,849
                                                        -----------       -----------       -----------     -----------

COSTS AND EXPENSES:
     Operating expenses..........................            12,445            12,471            41,411          38,196
     Provision for credit losses.................            49,590             3,074            53,820           8,097
     Provision for claims........................               884               604             2,609           2,096
     Depreciation of leased vehicles.............               142             1,679               176           3,525
     Valuation adjustment on retained interest
           in securitization.....................            13,000                --            13,517              --
     Interest....................................             3,673             4,119            12,472          12,479
                                                        -----------       -----------       -----------     -----------

         Total costs and expenses................            79,734            21,947           124,005          64,393
                                                        -----------       -----------       -----------     -----------

         Operating income (loss).................           (51,811)            9,227           (36,213)         27,456
                                                        ------------      -----------       -----------     -----------

Gain on sale of subsidiary.......................                --                --            14,720              --
Foreign exchange gain (loss).....................                62               (5)                 8             (85)
                                                        -----------       ------------      -----------     ------------

Income (loss) before provision for income taxes             (51,749)            9,222           (21,485)         27,371
Provision (credit) for income taxes..............           (18,108)            3,118            (6,994)          9,388
                                                        ------------     -------------      ------------    -----------

Net income (loss)................................       $    (33,641)     $     6,104       $   (14,491)    $    17,983
                                                        =============     ===========       ============    ===========

Net income (loss) per common share:
     Basic.......................................       $     (0.73)      $      0.14       $     (0.31)    $      0.41
                                                        ============      ===========       ============    ===========
     Diluted.....................................       $     (0.73)      $      0.14       $     (0.31)    $      0.40
                                                        ============      ===========       ============    ===========

Weighted average shares outstanding:
     Basic.......................................        46,214,489        43,013,682        46,272,303      44,319,948
                                                        ===========       ===========       ===========     ===========
     Diluted.....................................        46,214,489        43,424,885        46,272,303      44,653,068
                                                        ===========       ===========       ===========     ===========


                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands)                                                                   Nine Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                      1999               2000
                                                                                ----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)...................................................       $     (14,491)       $      17,983
         Adjustments to reconcile net income to net cash
         provided by operating activities --
              Gain on sale of subsidiary.................................             (14,720)                  --
              Credit for deferred income taxes...........................              (1,304)                  21
              Depreciation and amortization..............................               3,159                2,891
              Depreciation on operating lease vehicles...................                 176                3,525
              Amortization on deferred leasing costs.....................                  33                  990
              Loss on retirement of property and equipment...............                  42                   --
              Valuation adjustment on retained interest in securitization              13,517                   --
              Amortization on retained interest in securitization........              (1,544)                (153)
              Provision for credit losses................................              53,820                8,097
              Dealer stock option plan expense...........................                  98                   34
              Change in operating assets and liabilities --
                Accounts payable and accrued liabilities.................               4,814                4,202
                Income taxes payable.....................................                (776)                 511
                Income taxes receivable..................................             (14,308)              12,686
                Lease payment receivable.................................                  85               (2,183)
                Deferred dealer enrollment fees, net.....................                 102                  702
                Unearned insurance premiums, insurance reserves and fees.                 200               (1,292)
                Other assets.............................................                 889                1,095
                                                                                -------------        -------------

                  Net cash provided by operating activities..............              29,792               49,109
                                                                                -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal collected on installment contracts receivable.............             242,923             235,934
     Advances to dealers and payments of dealer holdbacks................            (219,821)           (234,101)
     Operating lease acquisitions........................................              (3,663)            (31,560)
     Operating lease liquidations........................................                  --               2,465
     Proceeds from sale of subsidiary....................................              16,147                  --
     Net purchases (sales) of investments held to maturity...............                (948)                 77
     (Increase) decrease in floor plan receivables.......................              (3,420)              4,497
     Increase in notes receivable........................................                (749)             (1,034)
     Purchases of property and equipment.................................              (3,799)             (2,701)
     Proceeds from sale of property and equipment........................                 349                  --
     Increase in deferred costs from lease acquisitions..................                (377)             (4,848)
                                                                                -------------       -------------

                  Net cash provided by (used in) investing activities....              26,642             (31,271)
                                                                                -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under mortgage loan payable to bank.....               4,799                (464)
     Net repayments (borrowings) under line of credit agreement..........             (75,664)             24,809
     Repayments of senior notes..........................................             (32,124)             (7,499)
     Proceeds from secured financing.....................................              91,568              63,850
     Repayment of secured financing......................................             (49,016)            (72,845)
     Repurchase of common stock..........................................              (1,429)            (16,440)
     Proceeds from stock options exercised...............................                 374                  37
                                                                                -------------       -------------

                  Net cash used in financing activities..................             (61,492)             (8,552)
                                                                                -------------       -------------
                  Effect of exchange rate changes on cash................                (625)             (6,401)
                                                                                -------------       -------------

NET (DECREASE) INCREASE IN CASH..........................................              (5,683)              2,885
     Cash and cash equivalents -- beginning of period....................              13,775              11,122
                                                                                -------------       -------------
     Cash and cash equivalents -- end of period..........................       $       8,092       $      14,007
                                                                                =============       =============



                          CREDIT ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)



(Dollars in thousands)                                                                                                  Accumulated
                                                   Total                                                                   Other
                                               Shareholders'    Comprehensive     Common      Paid In    Retained      Comprehensive
                                                   Equity          Income         Stock       Capital    Earnings      Income (Loss)
                                               -------------   --------------   ----------  ------------ ----------    -------------


Balance -- December 31, 1999.................  $   262,975                      $     461   $ 128,917    $ 132,303     $     1,294
     Comprehensive income:
         Net income..........................       17,983       $   17,983                                 17,983
                                                                 ----------

         Other comprehensive income:
          Foreign currency translation
            adjustment.......................       (6,401)          (6,401)                                                (6,401)

          Tax on other comprehensive loss....                         2,240
                                                                 ----------
          Other comprehensive loss...........                        (4,161)
                                                                 ----------
     Total comprehensive income..............                    $   13,822
                                                                 ==========
          Repurchase and retirement of common
            stock............................      (16,440)                           (33)      (16,407)
     Stock options exercised.................           37                                           37
     Dealer stock option plan expense........           34                                           34
                                               -----------                      ---------   -----------  ---------     -------------
Balance -- September 30, 2000................  $   258,188                      $     428   $   112,581  $ 150,286     $    (5,107)
                                               ===========                      =========   ===========  =========     =============


                          CREDIT ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       NET INCOME PER SHARE

         Basic net income per share amounts are based on the weighted average number of common shares outstanding. For the three and nine month periods ended September 30, 2000, diluted net income per share amounts are based on the weighted average number of common shares and potentially dilutive securities outstanding. Potentially dilutive securities included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect. As the Company incurred a net loss for the three and nine month periods ended September 30, 1999, common stock equivalents would be anti-dilutive to earnings per share and have not been included in the diluted weighted average shares outstanding.

3.       BUSINESS SEGMENT INFORMATION

The Company operates in three reportable business segments: CAC North America, CAC United Kingdom and CAC Automotive Leasing. Selected segment information is set forth below (in thousands):



                                                                 Three Months Ended            Nine Months Ended
                                                             -------------------------     -------------------------
                                                               9/30/99        9/30/00        9/30/99        9/30/00
                                                             -----------    ----------     -----------   -----------
Total revenue:
     CAC North America.....................................  $    22,509    $   21,947     $    69,469   $    68,312
     CAC United Kingdom....................................        4,305         5,668          12,586        15,468
     CAC Automotive Leasing................................          169         3,559             233         8,069
       Other  .............................................          940            --           5,504            --
                                                             -----------    ----------     -----------   -----------
                                                             $    27,923    $   31,174     $    87,792   $    91,849
                                                             ===========    ==========     ===========   ===========
Earnings (loss) before interest and taxes:
     CAC North America.....................................  $   (47,509)   $   10,742     $   (12,835)  $    32,559
     CAC United Kingdom....................................          (78)        2,499           3,978         6,209
     CAC Automotive Leasing................................         (117)          100            (208)        1,082
     Other.................................................         (372)           --              52            --
                                                             -----------    ----------     -----------   -----------
                                                             $   (48,076)   $   13,341     $    (9,013)  $    39,850
                                                             ===========    ==========     ===========   ===========
Reconciliation of total earnings (loss) before interest
and taxes to consolidated income before provision (credit)
for income taxes:
     Total income (loss) before interest and taxes.........  $   (48,076)   $   13,341     $    (9,013)  $    39,850

     Interest expense......................................       (3,673)       (4,119)        (12,472)      (12,479)
                                                             ------------   -----------    ------------  ------------
Consolidated income (loss) before provision (credit) for
 income taxes..............................................  $   (51,749)   $    9,222     $   (21,485)  $    27,371
                                                             ============   ==========     ============  ===========

Included in the 1999 loss before interest and taxes for CAC North America is the $14.7 million gain on sale of the Company's credit reporting subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

TOTAL REVENUE. Total revenue consists of: i) finance charges on installment contracts; ii) lease revenue on investments in operating leases; iii) premiums earned on service contracts, credit life and collateral protection insurance programs; and iv) other income, which consists primarily of fees earned on third party service contract products, floor plan financing interest income and dealer enrollment fees. During the nine months ended September 30, 1999, it also consisted of revenue from the Company's credit reporting and auction services subsidiaries which were sold on May 7, 1999 and December 15, 1999, respectively. As a result of the following factors, total revenue increased from $27.9 million and $87.8 million for the three and nine months ended September 30, 1999 to $31.2 million and $91.8 for the same periods in 2000, representing increases of 11.6% and 4.6%, respectively.

Finance charges increased from $18.8 million and $57.9 million for the three and nine months ended September 30, 1999 to $20.2 million and $60.5 million for the same periods in 2000, representing increases of 7.7% and 4.5%, respectively. These increases are primarily the result of the increases in the average annualized yield on the Company's installment contract portfolio. The average annualized yield on the Company's installment contract portfolio, calculated using finance charge revenue divided by average installment contracts receivable, was approximately 12.7% and 14.1% for the nine months ended September 30, 1999 and 2000, respectively. The increase in the average yield is primarily due to a decrease in the percentage of installment contracts which were in non-accrual status. The percentage of installment contracts which were in non-accrual status was 23.6% and 20.8 % as of September 30, 1999 and 2000, respectively. The decrease in the non-accrual loans is primarily due to improvements in credit quality of the Company's portfolio of installment contracts.

The volume of contract originations for the Company's North American operations decreased from $97.5 million for the three months ended September 30, 1999 to $85.2 million for the same period in 2000 and increased from $317.5 million for the nine months ended September 30, 1999 to $317.6 million for the same period in 2000. The volume of contract originations for the Company's United Kingdom operations increased from $40.9 million and $83.8 million for the three and nine months ended September 30, 1999 to $43.1 million and $110.7 million for the same periods in 2000.

Lease revenue represents income from the Company's automotive leasing business unit which began operations in 1999. Income from operating lease assets is recognized on a straight-line basis over the scheduled lease term. Lease revenue increased from $377,000 and $456,000 for the three and nine months ended September 30, 1999 to $3.9 million and $8.9 million for the same periods in 2000. These increases are the result of an increase in the dollar amount of the Company's lease portfolio due to increases in lease originations for the periods. Lease originations were $2.2 million and $3.7 million for the three and nine months ended September 30, 1999 compared to $8.9 million and $31.6 million for the same periods in 2000. The Company does not expect lease originations to continue to grow at rates as high as experienced in prior periods.

Premiums earned decreased, from $3.0 million and $7.8 million for the three and nine months ended September 30, 1999 to $2.0 million and $7.0 for the same periods in 2000, representing decreases of 35.7% and 10.6%, respectively. Premiums on the Company's service contract program are earned on a straight-line basis over the life of the service contracts. Premiums reinsured under the Company's credit life program are earned over the life of the contracts using the pro rata and sum-of-digits methods. The decreases in premiums earned are primarily due to a decrease in the penetration rate on the Company's service contract and credit life insurance programs in the CAC North America segment, a trend which the Company anticipates will reverse in future periods. To a lesser extent, the decrease in penetration rates is the result of an increase in the percentage of installment contract originations from the CAC United Kingdom segment. This segment's service contract and credit life programs are commission based and the revenue is included in other income.

Other income decreased from $5.8 million and $21.6 million for the three and nine months ended September 30, 1999 to $5.1 million and $15.4 million for the same periods in 2000, representing decreases of 10.6% and 28.6%, respectively.

The decreases are primarily due to: i) the absence of revenues from the Company's auction services subsidiary, which was sold on December 15, 1999; ii) the decrease in servicing fees and interest earned on the retained interest in the Company's July 1998 securitization of advance receivables; and iii) for the nine month period, the decrease in other income is also due to the absence of revenues from the Company's credit reporting subsidiary, which was sold on May 7, 1999.

OPERATING EXPENSES. Operating expenses, as a percent of total revenue, decreased from 44.6% and 47.2% for the three and nine months ended September 30, 1999 to 40.0% and 41.6% for the same periods in 2000. Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

The decreases, as a percent of revenue, are primarily due to decreases in general and administrative expenses and salaries and wages. General and administrative expenses and salaries and wages decreased primarily due to the sale of the Company's auction service subsidiary in 1999; this subsidiary required proportionately higher operating expenses than the Company's other businesses. The decreases are partially offset by operating expenses from the Company's automotive leasing business unit, which began operations in 1999.

For the nine month period, the decrease is also due to the sale of the Company's credit reporting service subsidiary in 1999; this subsidiary required proportionately higher operating expenses than the Company's other businesses. To a lesser extent, the nine month period decrease in general and administrative expenses is due to a decrease in legal fees resulting from a reduction in further adverse developments in litigation against the Company (see Part II Item
1. Legal Proceedings).

The decreases in general and administrative and salaries and wages expenses are also partially offset by an increase in sales and marketing expenses. These expenses increased primarily due to increases in the Company's total sales force and an increase in sales related travel expenses. For the nine month period, this increase in sales and marketing expenses is partially offset by the sale of the Company's credit reporting subsidiary in 1999.

PROVISION FOR CREDIT LOSSES. The provision for credit losses consists of three components: i) a provision for losses on Advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio; ii) a provision for earned but unpaid revenue on installment contracts which were transferred to non-accrual status during the period; and iii) a provision for expected losses on the investment in operating leases. The provision for credit losses decreased from $49.6 million and $53.8 million for the three and nine months ended September 30, 1999 to $ 3.1 million and $ 8.1 million for the same periods in 2000, representing decreases of 93.8% and 85.0%, respectively. The decreases are primarily due to higher provisions needed in the third quarter of 1999 for losses on Advances to dealers with respect to loan pools originated in 1995, 1996 and 1997. As such, the Company recorded a pre-tax charge of $47.3 million during the third quarter of 1999. The charge was necessary due to collections in affected loan pools falling below estimates indicating further impairment of advance balances associated with these pools. To a much lesser extent, the decreases are due to lower provisions needed for earned but unpaid revenue primarily resulting from the decrease in the percent of non-accrual installment contracts receivable.

The decreases are partially offset by an increase in the provision for losses associated with the Company's investments in operating leases resulting primarily from the significant increase in operating lease originations. To a lesser extent, an increase in the provision was required to reflect increased lease repossession rates and lower than originally estimated residual values. While actual data on the realization of the Company's residual values will not be available until June 2002, the Company continuously analyzes its residual value levels based on the results of the early liquidation of residual values relating to repossessed vehicles and current residual guidebook values.

The advance provision is based on management's analysis of loan performance utilizing the Company's loan servicing system, which allows management to estimate future collections for each dealer pool using historical loss experience and a dealer-by-dealer static pool analysis. The amount provided, as a percent of new contract originations, was 35.5% and 13.2% for the three and nine months ended September 30, 1999 and 1.1% and 1.3% for the same periods in 2000. For the Company's North American operations, the amount provided, as a percent of new contract originations, declined from 47.7% and 15.6% for the three and nine months ended September 30, 1999 to 0.1% and 0.5% for the same periods in 2000.

For the Company's United Kingdom operations, the amount provided, as a percent of new contract originations, declined from 6.5% and 4.2% for the three and nine months ended September 30, 1999 to 3.2% and 3.4% for the same periods in 2000. These decreases are due to continued improvements in the quality of business originated, based on management's analysis.

PROVISION FOR CLAIMS. The amount provided for insurance and service contract claims, as a percent of total revenue, decreased from 3.2% and 3.0% during the three and nine months ended September 30, 1999 to 1.9% and 2.3% during the same periods in 2000. These decreases correspond with decreases, as a percent of total revenue, in premiums earned from 10.9% and 6.3% for the three and nine months ended September 30, 1999 to 8.9% and 7.6% for the same periods in 2000. The claims reserves are based on estimates of claims reported but unpaid plus estimates of incurred but unreported claims. Based on such estimates, the amount provided on a per contract basis for service contract claims was reduced during the nine months ended September 30, 2000.

DEPRECIATION OF LEASED VEHICLES. Depreciation of leased vehicles is recorded on a straight-line basis to the residual value of the vehicle over the scheduled lease term. The depreciation expense recorded on leased vehicles increased from $142,000 and $176,000 for the three and nine months ended September 30, 1999 to $1.7 million and $3.5 million for the same periods in 2000. These increases are the result of increases in lease originations during the respective periods.

VALUATION ADJUSTMENT ON RETAINED INTEREST IN SECURITIZATION. The Company recorded a $13.0 million and $13.5 million valuation adjustment during the three and nine months ended September 30, 1999, respectively, on the retained interest in securitization related to the Company's July 1998 securitization. The retained interest in securitization represents an accounting estimate based on several variables including the amount and timing of collections on the underlying installment contracts receivable, the amount and timing of projected dealer holdback payments and interest costs. The Company regularly reviews the actual performance of these variables against the collections on the installment contracts underlying the securitized Advances and the resulting $13.0 million write down in the third quarter of 1999. The Company continues to assess the performance of the 1998 securitization and makes adjustments when necessary.

INTEREST EXPENSE. Interest expense, as a percent of total revenue, remained the same at 13.2% for the three months ended September 30, 1999 and 2000 and decreased from 14.2% for the nine months ended September 30, 1999 to 13.6% for the same period in 2000. The decrease in interest expense is primarily the result of a decrease in the amount of average outstanding borrowings, which resulted from the positive cash flow generated from: i) collections on installment contracts receivable exceeding cash Advances to dealers and payments of dealer holdbacks; ii) proceeds from the sale of the Company's credit reporting services subsidiary; and iii) a reduction in federal tax payments as a result of the taxable loss in 1999. The decreases were partially offset by higher average interest rates. The weighted average interest rate increased from 8.79% and 8.93% for the three and nine months ended September 30, 1999 to 9.66% and 10.20% for the same periods in 2000. The increases in the average interest rates are the result of: i) the impact of fixed borrowing costs, such as facility fees, up front fees and other costs on average interest rates when average outstanding borrowings are decreasing; ii) an increase on December 1, 1999 and January 15, 2000 of 50 and 75 basis points, respectively, in the interest rate on outstanding borrowings under the Company's senior notes resulting from amendments to the note purchase agreements due to the $47.3 million pre-tax charge in the third quarter of 1999; and iii) an increase in the average interest rate on the Company's line of credit due to higher average Eurocurrency rates during the periods.

OPERATING INCOME (LOSS). As a result of the aforementioned factors, operating income (loss) increased from ($51.8) million and ($36.2) million for the three and nine months ended September 30, 1999 to $9.2 million and $27.4 million for the same periods in 2000, representing increases of 117.8% and 175.8%, respectively.

GAIN ON SALE OF SUBSIDIARY. The Company recorded a pre-tax gain of $14.7 million during the nine months ended September 30, 1999 from the sale of the Company's credit reporting services subsidiary. The net proceeds from the sale were used to reduce outstanding indebtedness under the Company's credit facility.

FOREIGN EXCHANGE GAIN (LOSS). The Company incurred foreign exchange gains of $62,000 and $8,000 for the three and nine months ended September 30, 1999 and foreign exchange losses of ($5,000) and ($85,000) for the same periods in 2000. The gains and losses result from the effect of exchange rate fluctuations between the U.S. dollar and foreign currencies on unhedged intercompany balances between the Company and its foreign subsidiaries.

PROVISION (CREDIT) FOR INCOME TAXES. The provision (credit) for income taxes increased from ($18.1) million and ($7.0) million during the three and nine months ended September 30, 1999 to $3.1 million and $9.4 million during the same periods in 2000. The increases are due to a higher level of pre-tax income in 2000, primarily resulting from the $47.3 million pre-tax charge in the third quarter of 1999. For the nine months ended September 30, the effective tax rate (credit) was ( 32.6%) in 1999 and 34.3 % in 2000. A reconciliation of U.S. Federal statutory rate (credit) to the Company's effective tax rate (credit) were as follows:



                                                                                     Nine Months Ended
                                                                              ------------------------------
                                                                                 09/30/99         9/30/00
                                                                              --------------    ------------

U.S. federal statutory rate (credit)......................................        (35.0%)         35.0%
   State income taxes.....................................................         (2.9)          (0.1)
   Foreign income taxes...................................................          0.6           (0.6)
   Other..................................................................         (0.1)            --
                                                                              ----------        ----------
Provision (credit) for income taxes.......................................        (32.6%)         34.3%
                                                                              ===========       ==========


INSTALLMENT CONTRACTS RECEIVABLE

         The following table summarizes the composition of installment contracts receivable at the dates indicated (dollars in thousands):

                                                                                          As of
                                                                        ----------------------------------------
                                                                        December 31, 1999      September 30, 2000
                                                                        -----------------      ------------------

Gross installment contracts receivable................................  $      679,247         $       680,972
Unearned finance charges..............................................         (99,174)               (101,257)
Unearned insurance premiums, insurance reserves, and fees.............          (9,544)                 (8,252)
                                                                        --------------         ----------------
Installment contracts receivable......................................  $      570,529         $       571,463
                                                                        ==============         ================

A summary of changes in gross installment contracts receivable is as follows (dollars in thousands):

                                                             Three Months Ended              Nine Months Ended
                                                      -------------------------------  -----------------------------
                                                          9/30/99         9/30/00         9/30/99         9/30/00
                                                      -------------- ----------------  -------------   -------------
                                                                (Unaudited)                     (Unaudited)

Balance -- beginning of period....................    $    694,071   $    686,551      $    794,831    $    679,247
Gross amount of installment contracts accepted....         138,365         128,313          401,338         428,260
Cash collections on installment contracts
   receivable.....................................         (99,063)       (97,248)         (315,047)       (302,206)
Charge offs.......................................         (55,874)       (32,570)         (195,155)       (109,072)
Currency translation..............................           5,525         (4,074)           (2,943)        (15,257)
                                                      ------------   -------------     -------------   -------------

Balance -- end of period..........................    $    683,024   $    680,972      $    683,024    $    680,972
                                                      ============   ============      ============    ============



INVESTMENT IN OPERATING LEASES

The following table summarizes the composition of investment in operating leases, net (dollars in thousands):

                                                                                           As of
                                                                        ----------------------------------------
                                                                        December 31, 1999     September 30, 2000
                                                                        -----------------     ------------------
                                                                                                  (Unaudited)
Gross leased vehicles................................................   $       8,442           $      36,952
Accumulated depreciation.............................................            (453)                 (3,613)
Gross deferred costs.................................................           1,061                   5,489
Accumulated amortization of deferred costs...........................            (108)                 (1,002)
Lease payments receivable............................................             264                   2,446
                                                                        -------------           -------------
Investment in operating leases.......................................           9,206                  40,272
Less:  Allowance for lease vehicle losses............................             (91)                 (1,277)
                                                                        -------------           -------------
Investment in operating leases, net..................................   $       9,115           $      38,995
                                                                        =============           =============

A summary of changes in gross leased vehicles is as follows (dollars in thousands):


                                                         Three Months Ended                Nine Months Ended
                                                  -------------------------------   ------------------------------
                                                      9/30/99          9/30/00         9/30/99          9/30/00
                                                  --------------   --------------   -------------   --------------
                                                           (Unaudited)                       (Unaudited)
Balance -- beginning of period................... $      1,430     $     30,178     $         --    $      8,443
Gross operating leases originated................        2,244            8,853            3,674          31,560
Operating lease liquidations.....................           --           (2,079)              --          (3,051)
                                                  ------------     ------------     ------------    ------------
Balance -- end of period......................... $      3,674     $     36,952     $      3,674    $     36,952
                                                  ============     ============     ============    ============


DEALER HOLDBACKS

         The following table summarizes the composition of dealer holdbacks at the dates indicated (dollars in thousands):

                                                                                         As of
                                                                       -----------------------------------------
                                                                       December 31, 1999      September 30, 2000
                                                                       -------------------    ------------------
                                                                                                  (Unaudited)

Dealer holdbacks..................................................     $    540,799           $     541,663
Less:   Advances (net of reserves of $4,329 and $6,605 at
        December 31, 1999 and September 30, 2000 respectively)....         (338,656)               (330,731)
                                                                       -------------          -------------
Dealer holdbacks, net.............................................     $    202,143           $     210,932
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

         The following tables set forth information relating to charge offs, the allowance for credit losses, the reserve on Advances, and the allowance for lease vehicle losses (dollars in thousands):


                                                            Three Months Ended               Nine Months Ended
                                                      ------------------------------   -----------------------------
                                                         9/30/99           9/30/00        9/30/99         9/30/00
                                                      ------------      ------------   ------------    -------------
                                                                (Unaudited)                     (Unaudited)

CHARGE OFFS
Charged against dealer holdbacks..................    $     44,779     $     25,983    $    156,312    $     87,150
Charged against unearned finance charges..........          10,309            5,959          35,781          20,374
Charged against allowance for credit losses.......             786              373           3,062           1,293
                                                      ------------     ------------    ------------    ------------

Total contracts charged off.......................    $     55,874     $     32,315    $    195,155    $    108,817
                                                      ============     ============    ============    ============

Net charge offs against the reserve on Advances...    $     61,481     $      2,463    $     68,989    $      3,041
                                                      ============     ============    ============    ============

                                                            Three Months Ended                Nine Months Ended
                                                      -----------------------------     ----------------------------
                                                         9/30/99          9/30/00          9/30/99        9/30/00
                                                      ------------     ------------     ------------   -------------
                                                               (Unaudited)                      (Unaudited)
ALLOWANCE FOR CREDIT LOSSES
Balance -- beginning of period...................     $      5,114     $      4,184     $     7,075    $      4,742
Provision for loan losses........................              398              581             780             996
Charge offs......................................             (786)            (373)         (3,062)         (1,293)
Currency translation.............................               39              (18)            (28)            (71)
                                                      ------------     ------------     -----------    ------------

Balance -- end of period.........................     $      4,765     $      4,374     $     4,765    $      4,374
                                                      ============     ============     ===========    ============

                                                            Three Months Ended                Nine Months Ended
                                                      -----------------------------     ----------------------------
                                                         9/30/99         9/30/00           9/30/99        9/30/00
                                                      -------------   -------------     ------------   -------------
                                                               (Unaudited)                      (Unaudited)
RESERVE ON ADVANCES
Balance -- beginning of period...................     $    16,090      $      7,695     $    19,954    $       4,329
Provision for advance losses.....................          49,167             1,452          53,005            5,370
Advance reserve fees.............................               -                 -               8                -
Charge offs......................................         (61,481)           (2,463)        (68,989)          (3,041)
Currency translation.............................              56               (79)           (146)             (53)
                                                     ------------     -------------    -------------   -------------

Balance -- end of period.........................     $     3,832      $      6,605     $      3,832   $       6,605
                                                     ============     =============     ============   =============

                                       11

                                                              Three Months Ended               Nine Months Ended
                                                     --------------------------------  -----------------------------
                                                         09/30/99          09/30/00      09/30/99         09/30/00
                                                     ---------------   --------------  -------------   -------------
                                                                          (Unaudited)            (Unaudited)

ALLOWANCE FOR LEASE
VEHICLE LOSSES
Balance -- beginning of period...................    $         10      $        619    $          -    $        91
Provision for lease vehicle losses...............              25             1,041              35          1,731
Charge offs......................................               -              (383)              -           (545)
                                                     ------------      ------------    ------------    -----------

Balance, end of period...........................    $         35      $      1,277    $         35    $     1,277
                                                     ============      ============    ============    ===========



                                                                                            As of
                                                                          ----------------------------------------
                                                                          December 31, 1999     September 30, 2000
                                                                          -----------------     ------------------
CREDIT RATIOS                                                                           (Unaudited)

Allowance for credit losses as a percent of gross installment contracts
   receivable............................................................        0.7%                     0.6%
Reserve on Advances as a percent of Advances.............................        1.3%                     2.0%
Allowance for lease vehicle losses as a percent of investment in
operating leases.........................................................        1.0%                     3.2%
Gross dealer holdbacks as a percent of gross installment contracts
   receivable............................................................       79.6%                    79.5%


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal need for capital is to fund cash Advances made to dealers in connection with the acceptance of installment contracts, for the payment of dealer holdbacks to dealers who have repaid their advance balances and to fund the origination of used vehicle leases. These cash outflows to dealers increased from $219.8 million during the nine months ended September 30, 1999 to $234.1 million during the same period in 2000. These amounts have historically been funded from cash collections on installment contracts, cash provided by operating activities and borrowings under the Company's credit agreements. The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. During the first nine months of 2000, the Company's total balance sheet indebtedness increased from $159.0 million as of December 31, 1999 to $166.8 million as of September 30, 2000.

         The Company has a $115 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 12, 2001 and is subject to annual extensions for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The agreement provides that, at the Company's discretion, the interest rate is payable at either the Eurocurrency rate plus 140 basis points, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to six months. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt to equity, debt to Advances, debt to installment contracts receivable, Advances to installment contracts receivable, fixed charges to net income, limits on the Company's investment in its foreign subsidiaries and requirements that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured through a lien on most of the Company's assets on an equal and ratable basis with the Company's senior notes. As of September 30, 2000, there was approximately $59.8 million outstanding under this facility.

         On August 5, 1999, the Company's Board of Directors authorized a common stock repurchase program of up to 1,000,000 shares of the Company's common stock. On each of February 7, 2000, June 7, 2000, July 13, 2000 and November 10, 2000, the Company's Board of Directors authorized increases in the Company's stock repurchase program of an additional 1,000,000 shares. As of September 30, 2000, the Company has repurchased approximately 3.5 million shares of the 5 million shares authorized to be repurchased under this program at a cost of $18.0 million.

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

         The Company's short and long-term cash flow requirements are materially dependent on future levels of originations. For the nine months ended September 30, 2000, the Company experienced an increase in originations over the same period in 1999. The Company expects this trend to continue in future periods and, to the extent this trend does continue, the Company will experience an increase in its need for capital.

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

         In connection with the audit, the IRS has issued a Technical Advice Memorandum which would directly impact the timing of tax recognition of income accrual with respect to certain items. The views expressed in the Memorandum are contrary to the Company's tax accounting method for such items. The total amount of exposure from this tax issue cannot be reasonably estimated due to the lack of available information required for such estimation and due to the uncertainties of computation, the methodology for which must be agreed upon by the IRS. In the worst case, the application of the ruling to the Company's financing activities could result in the recognition of taxable income with respect to certain items exceeding the current net income reported for book purposes. The Company has the right to appeal the ruling once issued, or may challenge the positions of the IRS in court.

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

                          PART II. -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         As previously disclosed in the Company's 1999 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000 during the first quarter of 1998, several putative class action complaints were filed by shareholders against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of Michigan seeking money damages for alleged violations of the federal securities laws. On August 14, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases, was filed. The Complaint generally alleged that the Company's financial statements issued during the period August 14, 1995 through October 22, 1997 did not accurately reflect the Company's true financial condition and results of operations because such reported results failed to be in accordance with generally accepted accounting principles and such results contained material accounting irregularities in that they failed to reflect adequate reserves for credit losses. The Complaint further alleged that the Company issued public statements during the alleged class period which fraudulently created the impression that the Company's accounting practices were proper. On April 23, 1999, the Court granted the Company's and the defendant officers' and directors' motion to dismiss the Complaint and entered a final judgment dismissing the action with prejudice. On May 6, 1999, plaintiffs filed a motion for reconsideration of the order dismissing the Complaint or, in the alternative, for leave to file an amended complaint. On July 13, 1999, the Court granted the plaintiffs' motion for reconsideration and granted the plaintiffs leave to file an amended complaint. Plaintiffs filed their First Amended Consolidated Class Action Complaint on August 2, 1999. On September 30, 1999, the Company and the defendant officers and directors filed a motion to dismiss that complaint. On or about November 10, 1999, plaintiffs sought and were granted leave to file a Second Amended Consolidated Class Action Complaint. A hearing on the defendants' motion to dismiss the Second Amended Consolidated Class Action Complaint was held on March 1, 2000 and on March 24, 2000 the Court granted the Company's and the defendant officers' and directors' motion to dismiss the Second Amended Consolidated Class Action Complaint and entered a final judgment dismissing the action with prejudice. On April 7, 2000, plaintiffs filed a notice of appeal from the District Court's judgment. On October 26, 2000, the parties reached an agreement in principle to settle the action. The proposed settlement is subject to entry into a formal Stipulation of Settlement, submission of the Stipulation to the District Court following remand of the action from the Court of Appeals for purposes of settlement only, and approval of the proposed settlement by the District Court following notice to class members and a hearing. This proposed settlement is not expected to have a material impact on the Company's financial results.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      See Index of Exhibits following the signature page.

              (b)     Reports on Form 8-K

                      The Company was not required to file a current report on Form 8-K during the quarter ended September 30, 2000 and none were filed during that period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       CREDIT ACCEPTANCE CORPORATION
                       (Registrant)

                       /S/DOUGLAS W. BUSK
                       -----------------------------------
                       DOUGLAS W. BUSK
                       Treasurer and Chief Financial Officer
                       November 14, 2000

                       (Principal Financial Officer and Duly Authorized Officer)

                       /S/LINDA M. CARDINALE
                       -----------------------------------
                       LINDA M. CARDINALE
                       Vice President -- Accounting
                       November 14, 2000

                       (Principal Accounting Officer)

                                INDEX OF EXHIBITS


EXHIBIT               DESCRIPTION

4 (f) (11)            Amendment No. 3 dated August 8, 2000 to Note Purchase
                      Agreement dated July 7, 1998 among Kitty Hawk Funding
                      Corporation, CAC Funding Corp. and NationsBank, N.A.

4 (f) (12)            Amendment No. 3 dated August 8, 2000 to Contribution
                      Agreement dated July 7, 1998 between the Company and CAC
                      Funding Corp.

27                    Financial Data Schedule


------------