Form 10-K405
period 2000-12-31
CREDIT ACCEPTANCE CORPORATION
filed 2001-04-02
CIK 885550

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

FOR THIS FISCAL YEAR ENDED DECEMBER 31, 2000    COMMISSION FILE NUMBER 000-20202

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

                                  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of 9,537,623 shares of the Registrant's common stock held by non-affiliates on March 16, 2001 was approximately $50,072,521. For purposes of this computation all officers, directors and 5% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

At March 16, 2001 there were 42,319,787 shares of the Registrant's Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement pertaining to the 2001 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CREDIT ACCEPTANCE CORPORATION
                          YEAR ENDED DECEMBER 31, 2000

                               INDEX TO FORM 10-K

ITEM                                                                    PAGE
----                                                                    ----
                                   PART I

 1.     Business....................................................       2
 2.     Properties..................................................      12
 3.     Legal Proceedings...........................................      12
 4.     Submission of Matters to a Vote of Security Holders.........      14

                                  PART II

 5.     Market Price and Dividend Information.......................      15
 6.     Selected Financial Data.....................................      16
 7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................      17
7A.     Quantitative and Qualitative Disclosures About Market
          Risk......................................................      30
 8.     Financial Statements and Supplemental Data..................      32
 9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................      61

                                  PART III

10.     Directors and Executive Officers of the Registrant..........      61
11.     Executive Compensation......................................      61
12.     Security Ownership of Certain Beneficial Owners and
          Management................................................      61
13.     Certain Relationships and Related Transactions..............      61
                                  PART IV

14.     Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.......................................................      61

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Credit Acceptance Corporation ("CAC" or the "Company"), incorporated in Michigan in 1972, is a specialized financial services company which provides funding, receivables management, collection, sales training and related products and services to automobile dealers located in the United States, the United Kingdom, Canada and Ireland. CAC assists such dealers with the sale or lease of used vehicles by providing an indirect financing source for consumers with limited access to traditional sources of credit ("Non-prime Consumers"). For the year ended December 31, 2000, CAC had total revenues of $123.8 million and a net income of $23.7 million. At December 31, 2000, aggregate gross installment contracts receivable were $674.4 million and total shareholders' equity was $262.2 million.

     CAC also provides additional products and services to dealers which give the Non-prime Consumers the opportunity to purchase a number of ancillary products, including credit life and disability insurance, vehicle service contracts and point-of-sale dual interest collateral protection insurance provided by third party insurance carriers. Through wholly-owned subsidiaries, the Company also reinsures certain of the credit life and disability insurance and point-of-sale dual interest collateral protection insurance policies issued in conjunction with installment contracts originated by dealers.

     The Company is organized into three primary business segments: CAC North America, CAC United Kingdom and CAC Automotive Leasing. See Note 13 to the consolidated financial statements contained elsewhere in this report for information regarding the Company's reportable segments.

PRODUCTS AND SERVICES

     CAC derives its revenues from the following principal sources: (i) servicing fees (which are accounted for as finance charges) earned as a result of servicing and collecting installment contracts originated and assigned to the Company by dealers; (ii) lease revenue from investments in operating leases;
(iii) premiums earned from the Company's reinsurance activities and service contract programs; and (iv) other income which primarily consists of fees earned from third party service contract products offered by dealers, fees charged to dealers at the time they enroll in the Company's program, and interest income and fees from loans made directly to dealers for floor plan financing and working capital purposes. The following table sets forth the percent relationship to total revenue of each of these sources.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                             -----------------------
PERCENT OF TOTAL REVENUE                                     1998     1999     2000
------------------------                                     -----    -----    -----
Finance charges..........................................     68.8%    65.8%    64.4%
Lease Revenue............................................       --      0.9     10.5
Premiums earned..........................................      7.7      8.9      7.6
Gain on sale of Advance receivables, net.................      0.5       --       --
Other income.............................................     23.0     24.4     17.5
                                                             -----    -----    -----
  Total revenue..........................................    100.0%   100.0%   100.0%
                                                             =====    =====    =====

PRINCIPAL BUSINESS

     CAC's principal business involves: (i) the acceptance of installment contracts originated and assigned by participating dealers; and (ii) the subsequent management and collection of such contracts. For installment contracts meeting the Company's criteria, CAC makes a formula-based cash payment to the dealer (an "Advance"). The Company may advance up to 90% of the amount financed, but Advances typically range between 60% and 80% of the amount financed in North America and between 80% and 90% of the amount financed in the United Kingdom. To mitigate its risk, at the time of accepting the assignment of an installment contract, CAC obtains a security interest in the vehicle and establishes a dealer holdback equal to the gross amount of the contract, less the Company's servicing fee, which is recorded as an unearned finance charge. CAC's acceptance of such contracts is generally without recourse to the general assets of the dealer, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the contract.

     CAC offers its dealers in North America several Advance alternatives, which are calculated based upon the dealer's history with the Company, the credit score for a particular customer and the year, make, model, and mileage of the used vehicle to be financed. A similar method is used in the United Kingdom to calculate the Advance, with the exception of credit scoring the customer.

     CAC collects the scheduled monthly payments based on contractual arrangements with the consumer. Monthly cash collections are remitted to the dealer, but only after the Company: (i) is reimbursed for certain collection costs associated with all installment contracts originated by such dealer; (ii) receives a servicing fee (typically 20%) of the aggregate monthly receipts after collection costs; and (iii) has recovered the aggregate Advances made to such dealer.

OPERATIONS

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

     New dealers located in North America are generally charged a dealer enrollment fee, which affords the dealer access to the Company's training material and programs and helps offset the administrative expenses associated with new dealer enrollment. The fee is $4,500 in North America and 2,500 pounds in the United Kingdom.

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

     Contract Portfolio. The portfolio of installment contracts contains loans of initial duration generally ranging from 24 to 48 months, with an average initial maturity of approximately 32 months. The Company receives a servicing fee generally equal to 20% of the gross amount of the contract, with the rate of return varying, based upon the amount of the Advance and the term of the contract.

     The following table sets forth, for each of the periods indicated, the average size of installment contracts accepted by the Company, the percent growth in the average size of contracts accepted, the average initial maturity of the contracts accepted, the average Advance per installment contract accepted and the average Advance as a percent of the average installment contract accepted.

                                                                      AS OF DECEMBER 31,
                                                        ----------------------------------------------
AVERAGE CONTRACT DATA                                    1996      1997      1998      1999      2000
---------------------                                   ------    ------    ------    ------    ------
Average size of installment contracts accepted
  during the period.................................    $7,249    $8,340    $8,402    $8,931    $8,982
Percentage growth in average size of contract.......      11.4%     15.1%      0.7%      6.3%      0.6%
Average initial maturity (in months)................        30        31        31        32        32
Average Advance per installment contract............    $3,837    $4,228    $4,260    $4,784    $4,714
Average Advance as a percent of average installment
  contract accepted.................................      52.9%     50.7%     50.7%     53.6%     52.5%

     Systems Overview. The Company employs three major computer systems in its North America operations: (i) the Application and Contract System ("ACS") which is used from the time a dealer faxes an application to the Company until the contract is received and funded, (ii) the Loan Servicing System ("LSS") which contains all loan and payment information and is the primary source for management information reporting, and (iii) the Collection System ("CS") which is used by the Company's collection personnel to track and service all active customer accounts.

     ACS -- The ACS, designed and built by an independent consulting firm hired by the Company, was installed in May 1997. This system replaced certain functionality of the Company's previous systems. The system enables the Company to efficiently process a large volume of application and contract data. When a dealer faxes an application to the Company's headquarters in Southfield, Michigan, Company personnel input the application data into the ACS. The system automatically pulls all credit bureau and vehicle guidebook data and includes such data in the application file, which is routed to the analyst team assigned to that dealer. An analyst reviews each application file on-line to determine if the transaction is properly structured and meets the Company's guidelines for an Advance. The ACS provides the analyst with information regarding the borrower, including information on the borrower's residence, employment, wage level and references, information regarding the vehicle, including the vehicle's age, mileage and guidebook value, and information regarding the transaction, including sale price, down payment, interest rate and term. The system computes the Advance amount according to predefined programs based on dealer and loan variables, provides the analyst with warning flags on out-of-tolerance application variables and allows the analyst to select from a predefined set of stipulations to include on the Advance approval transmittal, which is automatically faxed to the dealer. After the sale of the vehicle, the installment contract package is sent to the Company by the dealer. The contract information is input into the ACS. The system compares the contract data to the application data and reviews compliance with analyst stipulations. After any variances have been addressed, the system sends an Advance payment to the dealer by check or electronic transaction. The system generally enables the Company to approve application files in under one hour and fund contracts within 24 hours of receipt of all required documents. The system enables management personnel to report on service level by analyst and by team, application and contract volumes by dealer and by program, exceptions granted and various other reports as needed. The ACS automatically loads all new contract data into the LSS system.

     LSS -- The LSS, designed and built for the Company by the same consulting firm, was installed and implemented in the third quarter of 1997. This system contains all loan transaction data, including payments and charge-offs for loans accepted by the Company since July 1990. The system is the Company's primary information source for management reporting including production of monthly statements sent to dealers summarizing the status of their accounts and the Company's static pool system, which provides the Company with a static pool analysis on a per dealer basis. This system provides the Company with the ability to project future collections for each dealer based on actual prior loss history. These projections are then used to analyze dealer profitability and to estimate and record the Company's reserve on Advances to dealers. The LSS interfaces with both the ACS and CS.

     CS -- The CS, which is used by Company collection personnel to service all active accounts, was purchased, modified and installed in 1989. The collection system provides data on all of the Company's customer accounts including loan and payment information as well as a log of all account activity including letters sent and summaries of telephone contact. The system generates payment books which are sent on all new accounts, generates all collection letters and notices, allows collectors to record promises to pay and broken promises, interfaces with the LSS and automated dialing system, assigns accounts to collection personnel and tracks results on a per collector basis. Repossession and legal accounts are also processed on this system.

     The Company employs one major computer system in its United Kingdom operation, which was originally developed by a major software vendor. The Company purchased the source code in 1997 and now continues to develop and enhance the system in house. The system encompasses the main features of the ACS, LSS and CS with the exception of (i) the ability to automatically pull all credit bureau and vehicle guidebook data, which have to be referenced separately, and (ii) the automatic interface with the phone system.

     Servicing and Collections. CAC's staff of professional and experienced collection personnel collects amounts due on installment contracts, assisted by the CS and telephone systems. The customized CS is integrated with an automated dialing telephone system, which allows the Company's collection personnel to contact a large number of customers on a daily basis. The integration of the systems allows critical calling information to be seamlessly uploaded to the CS. This integration helps identify customers who are difficult to contact by phone and need additional collection efforts.

     In North America, customer payments are received through various third party payment providers and at CAC's Southfield, Michigan location. Payment receipt data is electronically transferred from the various third party providers on a daily basis for posting to the customer's account. The payments are processed in CAC's LSS which provides customer payment information to the CS on a real time basis.

     In the United Kingdom, customers can make payments at banks and post offices. Additional payments are received at the Company's United Kingdom office and the Company electronically originates a large percentage of payments directly from a customer's bank account, with the customer's prior consent. All payments processed update the customer's account on a daily basis.

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

     Proprietary Credit Scoring System. In 1999, the Company implemented a proprietary credit scoring system in North America. This system, which is a module of ACS, is based upon the Company's portfolio database and was developed with the assistance of an independent statistical consulting firm. This system was updated with enhanced predictive qualities in April 2000 and is evaluated monthly through the comparison of actual versus projected loan collection performance by credit score. Credit scoring is used to evaluate risk in terms of expected collection rates. Factors considered in the credit scoring model include data contained in the customer's credit application, the customer's credit bureau report and the structure of the proposed transaction. The credit scoring system provides the Company's participating dealers with the opportunity to restructure poor scoring transactions and provides the Company with the ability to vary the structure of the installment contract and the Advance rate on the contract based upon the statistical probability of default. The credit scoring system is not utilized in the United Kingdom.

     Internet-based Proprietary Credit Approval Processing System ("CAPS"). In 2000, the Company's North America segment designed and built a system that allows dealers to enter an application on-line via the internet, receive an approval within minutes, including an Advance amount and a profit analysis for every vehicle in the dealer's inventory. The system works in connection with ACS and LSS in order to pull credit bureau information and calculate a credit score. Furthermore, CAPS has been automated to require all applications to clear critical underwriting standards and social security number authentication before an application is eligible for submission to the Company. The system has allowed CAC to significantly streamline and enhance the credit approval process.

     Leasing Contracts. The Company's North America segment, on a limited basis, accepts used vehicle leases. Prior to February 2000, leases were accepted on a basis similar to the manner in which the Company accepts installment contracts. In February 2000, the North America segment began accepting leases in the same manner as the CAC Automotive Leasing segment described below.

     CAC Automotive Leasing

     In 1999, the Company began to expand its automotive leasing business. Through this business unit, the Company purchases used vehicle leases originated by dealers participating in the Company's automotive leasing program. The program is designed to provide select franchised new vehicle dealers with a leasing alternative for Non-prime Consumers with limited access to traditional sources of consumer credit.

     Under the Company's leasing program, the Company purchases vehicle leases from the dealer for an amount that is generally based on the value of the vehicle as determined by industry guidebooks, assumes ownership of the related vehicle from the dealer and takes title to the vehicle. Payments to dealers average 61% of the aggregate amount of the lease payments. This program differs from the Company's principal business in that, as these leases are purchased outright, the Company has no potential liability to the dealer for future collections after the purchase of the lease. Additionally, the customer is required to remit a security deposit to the Company that averages $1,029.

     Pursuant to the dealer lease agreement, the dealer represents that it will only submit contracts that satisfy criteria established by the Company and comply with applicable state, federal and foreign laws and regulations. At lease termination, the Company is responsible for the ultimate disposal of the vehicle, which is sold back to the dealer or the customer or at an auction. These leases generally have an original term of 24, 30 or 36 months, with the average initial term being 35 months. The average contract amount including the residual value of such used vehicles approximates $18,625. The average lease payment is $436. The average acquisition price per lease contract is $11,413.

     The Company utilizes a third party software vendor to provide systems and assistance in servicing the lease portfolio. Additionally, the Company utilizes both ACS and CS to service the lease contracts. Primarily, the third party vendor is responsible for recording the leases in its system, sending customer invoices and processing customer payments. CAC collection personnel are responsible for interacting directly with the customer to collect amounts due and responding to customer inquiries.

     The Company anticipates that it will continue to expand its leasing business. However, the Company's growth will be primarily contingent upon obtaining additional portfolio data indicating that the leases the Company is originating will likely generate an acceptable future rate of return.

ANCILLARY PRODUCTS

     The Company continually considers other programs that will increase its services to dealers. The Company intends that such programs, if undertaken, will be initially marketed selectively in order to establish strong operating systems and assess the potential profitability of these services.

     CAC North America

     Insurance and Service Contract Programs. CAC has arrangements with insurance carriers to assist dealers in offering credit life and disability insurance to Non-prime Consumers. Pursuant to this program, the Company advances to dealers an amount equal to the credit life and disability insurance premium on contracts accepted by the Company, which include credit life and disability insurance written by the Company's designated insurance carriers. The Company is not involved in the actual sale of insurance; however, as part of the program, the insurance carriers cede insurance coverages and premiums (less a fee) to wholly-owned subsidiaries of the Company, which reinsure such coverages. As a result, the subsidiaries bear the risk of loss attendant to claims under the coverages ceded to them, and earn revenues resulting from premiums ceded and the investment of such funds.

     The Company has an arrangement with insurance carriers and a third party administrator to market and provide claims administration for a dual interest collateral protection program. This insurance program, which insures the financed vehicle against physical damage up to the lesser of the cost to repair the vehicle or the unpaid balance owed on the related installment contract, is offered to Non-prime Consumers who finance vehicles through participating dealers. If desired by a Non-prime Consumer, collateral protection insurance coverage is written under a group master policy issued by the unaffiliated insurance carriers to the Company. The Company is not involved in the actual sale of insurance; however, as part of the program, the insurance carriers cede insurance coverages and premiums (less a fee) to CAC Reinsurance, Limited. a wholly-owned subsidiary of the Company, which acts as a reinsurer of such coverages. As a result, the subsidiary bears the risk of loss attendant to claims under the coverages ceded to it, and earns revenues resulting from premiums ceded and the investment of such funds.

     Buyers Vehicle Protection Plan, Inc. ("BVPP"), a wholly-owned subsidiary of CAC, operates as an administrator of certain vehicle service contract programs offered by dealers to consumers. Under this program, BVPP charges dealers a premium for the service contracts and in return agrees to reimburse dealers for designated amounts that the dealer is required to pay for covered repairs on the vehicles it sells. CAC advances to dealers an amount equal to the purchase price of the vehicle service contract on contracts accepted by the Company that includes vehicle service contracts. CAC has, in turn, subcontracted its obligations to administer these programs to third parties that have experience with such programs. Nevertheless, the risk of loss (reimbursement obligations in excess of the purchase price of the vehicle service contract) remains with BVPP. In addition, BVPP has relationships with third party service contract providers which pay BVPP a fee on service contracts included on installment contracts financed through participating dealers. BVPP does not bear any risk of loss for covered claims on these third party service contracts.

     CAC United Kingdom

     In the United Kingdom, the Company has relationships with third party credit life and disability and service contract providers, which pay the Company a commission on credit life and disability and service contracts included on installment contracts financed through participating dealers.

     CAC Automotive Leasing

     For the leasing segment, ancillary products are offered directly by the dealers and are financed by the Company as part of the lease contract.

OTHER SERVICES

     Floor Plan Financing and Secured Working Capital Loans. In the United States, the Company offers floor plan financing to certain dealers, pursuant to which the Company makes loans to dealers to finance vehicle inventories, in each case secured by the inventory, the related proceeds from the future sale of such inventory and, for dealers participating in the Company's financing program, future collections on installment contracts accepted from such dealers. This financing is provided on a selected basis primarily to dealers participating in the Company's financing program. On a limited basis, the Company provides floor plan financing to dealers not participating in the Company's financing program. The interest rate charged on outstanding floor plan balances generally ranges from 12% to 18% per annum. On a selected basis, the Company also provides dealers with working capital loans. These loans are secured by substantially all assets of the dealer, including any future cash collections owed to the dealer on installment contracts accepted by the Company.

     Installment Contract Purchase Program. In the United States, the Company offers an installment contract purchase program to public vehicle auctions and dealers that sell vehicles to Non-prime Consumers. An affiliated consulting company administers the marketing of the program and is paid a commission on ancillary products sold and financed by the Company. The Company purchases the contracts for the amount financed under the contract less a fee. The contracts are purchased without recourse to the auctions and dealers.

     Secured Line of Credit Loans. In the United States, on a limited basis, the Company offers secured line of credit agreements to certain dealers, pursuant to which the Company makes loans to dealers to finance vehicle sales, in each case secured by substantially all assets of the dealer, including the dealer's installment contract receivables and the related cash proceeds payments and a personal guarantee by the dealer's owner. This line of credit is provided to both participating and non-participating dealers in the Company's financing program. The loans to the dealers range from 50% to 70% of the principal amount of the contract to the consumer. The Company receives from the dealer 60% to 75% of the gross contract amount (both the principal and interest). If the consumer defaults on the contract, generally some predetermined formula based reduction to the loan amount is required.

SALES AND MARKETING

     CAC North America and CAC United Kingdom

     The Company's program is marketed directly to used vehicle dealers and to new automobile dealers with used vehicle departments. Marketing efforts are initially concentrated in a particular geographic area through the distribution of marketing brochures and via advertising in trade journals and other industry publications directly to automobile dealers. The Company's sales personnel telephone and visit potential dealers, in an effort to solicit new business and to answer any questions dealers may have regarding the Company's programs. Training seminars are available to dealers desiring to learn more about the Company's program, as well as to participating dealers. The Company also establishes relationships with dealers and auctions through referrals from third party vendors and participating dealers.

     CAC employs experienced sales and marketing professionals (sales representatives) both at the Company's headquarters and in the field for purposes of enrolling new dealers and providing services to existing dealers. The Company actively monitors the dealer relationship with the objective of maximizing the volume of applications received from the dealer that meet the Company's underwriting standards and profitability objectives. Sales personnel are compensated on a commission basis calculated on the volume of business submitted by dealers.

     CAC provides dealers with training regarding the operation of the Company's program. Seminars are held on a regular basis at the Company's headquarters and periodically at locations throughout the country. Pursuant to its servicing agreement, each dealer agrees to attend at least one such seminar each calendar year.

     CAC Automotive Leasing

     The leasing program is marketed to new vehicle dealers primarily through an exclusive marketing arrangement with an automotive finance company. The Company actively monitors the dealer relationship with the objective of maximizing the volume of applications received from the dealer that meet the Company's underwriting standards and profitability objectives. Sales personnel are compensated on a commission basis calculated on the volume and quality of applications submitted by dealers.

CREDIT LOSS POLICY AND EXPERIENCE

     CAC North America and CAC United Kingdom

     When a participating dealer assigns an installment contract to the Company, the Company generally pays a cash Advance to the dealer. The Company maintains a reserve against Advances to dealers that are not expected to be recovered through collections on the related installment contract portfolio. For purposes of establishing the reserve, the present value of estimated future collections on installment contracts is compared to the related Advance balance. The discount rate used for present value purposes is equal to the rate of return expected upon origination of the Advance. The Company's Loan Servicing System allows the Company to estimate future collections for each dealer pool using historical loss experience and a dealer-by-dealer static pool analysis. The Company recorded a non-cash charge during 1999 to reflect the impact of collections on loan pools originated primarily during 1995, 1996 and 1997 falling below previous estimates, indicating further impairment of Advance balances associated with these loan pools. While previous loss curves indicated that loans originated in 1995, 1996 and 1997 would generate lower overall collection rates than those originated in prior years, in the third quarter of 1999 the loss curves indicated collection rates on these pools would be lower than previously estimated. Management's analysis of the static pool model also indicates that the business originated subsequent to 1997 is of higher quality than business originated during the three years ended December 31, 1997. Future reserve requirements will depend in part on the magnitude of the variance between management's estimate of future collections and the actual collections that are realized. The Company charges off dealer Advances against the reserve at such time and to the extent that the Company's static pool analysis determines that the Advance is completely or partially impaired.

     The Company maintains an allowance for credit losses that, in the opinion of management, adequately reserves against losses in the portfolio of receivables. The risk of loss to the Company related to the installment contracts receivable balances relates primarily to the earned but unpaid revenue on installment contracts that were transferred to non-accrual status during the period. Servicing fees, which are booked as finance charges, are recognized under the interest method of accounting until the underlying obligation is 90 days past due on a recency basis. At such time, the Company suspends the accrual of revenue and makes a provision for credit losses equal to the earned but unpaid revenue. In all cases, contracts on which no material payment has been received for nine months are charged off against dealer holdbacks, unearned finance charges and the allowance for credit losses.

     CAC Automotive Leasing

     The Company maintains an allowance for lease vehicle losses that consists of a repossession reserve and a residual reserve. The repossession reserve is intended to cover losses resulting from: i) earned but unpaid lease payment revenue; and ii) the difference between proceeds from vehicle disposals and the net book value. The residual reserve is intended to cover losses resulting from vehicle disposals at the end of the lease term. The residual values represent estimates of the asset values at the end of the lease contracts based on industry guidebooks and other information. Realization of the residual values is dependent on the Company's future ability to market the vehicles under then prevailing market conditions. The revenue recognition process is suspended at the point the customer becomes three payments past due.

COMPETITION

     The Non-prime Consumer finance market is very fragmented and highly competitive. The Company believes that there are numerous competitors providing, or are capable of providing, financing programs through dealers to purchasers and lessees of used vehicles. The Company also competes, indirectly, with dealers operating dealer-financed programs. Because the Company's program is directed to provide financing to individuals who cannot ordinarily qualify for traditional financing, the Company does not believe that it directly competes with commercial banks, thrifts, automobile finance companies and others that apply more traditional lending criteria to the credit approval process. Historically, these traditional sources of used vehicle financing (some of which are larger, have significantly greater financial resources and have relationships with captive dealer networks) have not served the Company's market segment consistently. The Company's market is primarily served by smaller finance organizations that solicit business when and as their capital resources allow. The Company intends to capitalize on this market segment's lack of a major, consistent financing source. However, if such a competitor were to enter the Company's market segment, the Company's financial position and results of operations could be materially adversely affected. The Company believes that it can compete on the basis of service provided to its participating dealers, innovative products and superior collection performance.

CUSTOMER AND GEOGRAPHIC CONCENTRATIONS

     Installment contracts receivable attributable to affiliated dealers owned by: (i) the Company's majority shareholder; and (ii) another Company executive represented approximately 2% of the gross installment contracts receivable balance at the end of 1998, 1999 and 2000. Approximately 2%, 2% and 1% of the value and number of installment contracts accepted by the Company during 1998, 1999 and 2000, respectively, were originated by affiliated dealers. Affiliated dealers are not obligated to continue doing business with CAC, nor are they precluded from owning or operating businesses that may compete with the Company. As of December 31, 2000, approximately 18.8% of the participating dealers in North America were located in Michigan, Maryland, and New York and these dealers accounted for approximately 30.5% of the number of contracts accepted from North American dealers in 2000. As of December 31, 2000, approximately 14.3% of the Company's total participating dealers were located in the United Kingdom and during 2000 these dealers accounted for approximately 17.9% of the new contracts accepted by the Company. No single dealer accounted for more than 10% of the number of installment contracts accepted by the Company during 1998, 1999 or 2000. However, during 1998, 1999 and 2000, three dealer groups in the United Kingdom accounted for approximately 18.9%, 55.5% and 64.8% of new contracts accepted by that business segment.

     The Company regularly purchases operating lease contracts originated by affiliated dealers owned by the Company's majority shareholder and originated by affiliated dealers owned by a Company executive. Lease contracts accepted from affiliated dealers were $5.8 million and $10.1 million in 1999 and 2000, respectively. Affiliated dealers originated approximately 60.4% and 22.6% of the value of leasing contracts purchased and approximately 63.6% and 24.8% of the number of leasing contracts purchased by the Company during 1999 and 2000, respectively. This leasing program was started in 1999.

     The following table sets forth, for each of the last three years for the Company's domestic and foreign operations, the amount of revenues from customers and long-lived assets (in thousands):

                                                        AS OF AND FOR YEARS ENDED
                                                              DECEMBER 31,
                                                     -------------------------------
                                                       1998       1999        2000
                                                     --------    -------    --------
Revenues from customers
  United States..................................    $120,086    $97,895    $100,963
  United Kingdom.................................      20,828     16,660      20,729
  Other foreign..................................       1,435      1,500       2,086
Long-lived assets
  United States..................................    $ 18,781    $16,699    $ 17,248
  United Kingdom.................................       1,834      1,544       1,170
  Other foreign..................................          12         --          --

     The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependencies and overlaps exist among the Company's domestic and foreign operations. Accordingly, the revenue and identifiable assets shown may not be indicative of the amounts which would have been reported if the domestic and foreign operations were independent of one another.

REGULATION

     The Company's businesses are subject to various state, federal and foreign laws and regulations which require licensing and qualification, limit interest rates, fees and other charges associated with the installment contracts and lease agreements assigned to the Company, require specified disclosures by automobile dealers to consumers, govern the sale and terms of the ancillary products and define the Company's rights to repossess and sell collateral. Failure to comply with, or an adverse change in, these laws or regulations could have a material adverse effect on the Company by, among other things, limiting the states or countries in which the Company may operate, restricting the Company's ability to realize the value of the collateral securing the contracts and leases, or resulting in potential liability related to contracts and leases accepted from dealers. In addition, governmental regulations which would deplete the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on the Company. The Company is not aware of any such legislation currently pending.

     The sale of insurance products in connection with contracts and leases assigned to the Company by dealers is also subject to state laws and regulations. As the holder of the contracts and leases that contain these products, some of these state laws and regulations may apply to the Company's servicing and collection of the contracts and leases. However, as the Company does not deal directly with consumers in the sale of insurance products, it does not believe that its business is significantly affected by such laws and regulations. Nevertheless, there can be no assurance that insurance regulatory authorities in the jurisdictions in which such products are offered by dealers will not seek to regulate the Company or restrict the operation of the Company's business in such jurisdictions. Any such action could materially adversely affect the income received from such products. CAC's credit life and disability reinsurance and property and casualty insurance subsidiaries are licensed and subject to regulation in the state of Arizona and in the Turks and Caicos Islands.

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

EMPLOYEES

     As of December 31, 2000, the Company employed 659 persons. The table below presents this information for each reportable segment:

                                     CAC NORTH    CAC UNITED    CAC AUTOMOTIVE     TOTAL
DEPARTMENT                            AMERICA      KINGDOM         LEASING        COMPANY
----------                           ---------    ----------    --------------    -------
Collection and Servicing.........       290           66              16            372
Contract Origination and
  Processing.....................        54           34               7             95
Marketing........................        54           14               4             72
Accounting.......................        15           10               3             28
Information Systems..............        21            4               0             25
Management and Support...........        46           18               3             67
                                        ---          ---              --            ---
  Total..........................       480          146              33            659
                                        ===          ===              ==            ===

     Several employees from CAC North America perform duties on behalf of CAC Automotive Leasing. Accordingly, the appropriate percentage of their salary is allocated on a monthly basis to the leasing segment. The Company's employees have no union affiliations and the Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES

     CAC North America and CAC Automotive Leasing

     The Company's headquarters are located at 25505 West Twelve Mile Road, Southfield, Michigan 48034. The Company purchased the office building in 1993, which it financed in part by a loan secured by a mortgage on the building. The office building includes approximately 118,000 square feet of space on five floors. The Company occupies approximately 65,000 square feet of the building, with most of the remainder of the building leased to various tenants. The Company plans to continue to lease excess space in the building until such time as the Company's expansion needs require it to occupy additional space.

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

     The Company believes that the structure of its dealer programs and the ancillary products, including the terms and conditions of its servicing agreement with dealers, may mitigate its risk of loss in any such litigation and that it has taken prudent steps to address the litigation risks associated with its business activities.

     During the first quarter of 1998, several putative class action complaints were filed by shareholders against the Company and certain officers of the Company in the United States District Court for the Eastern District of Michigan seeking money damages for alleged violations of the federal securities laws. On August 14, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases, was filed. The Complaint generally alleged that the Company's financial statements issued during the period August 14, 1995 through October 22, 1997 did not accurately reflect the Company's true financial condition and results of operations because such reported results failed to be in accordance with generally accepted accounting principles and such results contained material accounting irregularities in that they failed to reflect adequate reserves for credit losses. The Complaint further alleged that the Company issued public statements during the alleged class period which fraudulently created the impression that the Company's accounting practices were proper. On April 23, 1999, the Court granted the Company's and the defendant officers' motion to dismiss the Complaint and entered a final judgment dismissing the action with prejudice. On May 6, 1999, plaintiffs filed a motion for reconsideration of the order dismissing the Complaint or, in the alternative, for leave to file an amended complaint. On July 13, 1999, the Court granted the plaintiffs' motion for reconsideration and granted the plaintiffs leave to file an amended complaint. Plaintiffs filed their First Amended Consolidated Class Action Complaint on August 2, 1999. On September 30, 1999, the Company and the defendant officers filed a motion to dismiss that complaint. On or about November 10, 1999, plaintiffs sought and were granted leave to file a Second Amended Consolidated Class Action Complaint. On March 24, 2000 the Court granted the Company's and the defendant officers' and directors' motion to dismiss the Second Amended Consolidated Class Action Complaint and entered a final judgment dismissing the action with prejudice. On April 7, 2000, plaintiffs filed a notice of appeal. On October 26, 2000, the parties reached an agreement in principle to settle the action. The proposed settlement is subject to entry into a formal Stipulation of Settlement, submission of the Stipulation to the District Court following remand of the action from the Court of Appeals for purposes of settlement only, and approval of the proposed settlement by the District Court following notice to class members and a hearing. This proposed settlement is not expected to have a material impact on the Company's financial position, liquidity and results of operations, but there can be no assurance to that effect.

     The Company is currently a defendant in a class action proceeding commenced on October 15, 1996 in the United States District Court for the Western District of Missouri seeking money damages for alleged violations of a number of state and federal consumer protection laws (the "Missouri Litigation"). On October 9, 1997, the District Court certified two classes on the claims brought against the Company, one relating to alleged overcharges of official fees, the other relating to alleged overcharges of post-maturity interest. On August 4, 1998, the District Court granted partial summary judgment on liability in favor of the plaintiffs on the interest overcharge claims based upon the District Court's finding of certain violations but denied summary judgment on certain other claims. The District Court also entered a number of permanent injunctions, which among other things, restrained the Company from collecting on certain class accounts. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable as of right, the Company appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit. Oral argument on the appeals was heard on April 19, 1999. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit overturned the August 4, 1998 partial summary judgment order and injunctions against the Company. The Court of Appeals held that the District Court lacked jurisdiction over the interest overcharge claims and directed the District Court to sever those claims and remand them to state court. On February 18, 2000, the District Court entered an order remanding the post-maturity interest class to Missouri state court while retaining jurisdiction on the official fee class. The Company then filed a motion requesting that the District Court reconsider that portion of its order of August 4, 1998, in which the District Court had denied the Company's motion to dismiss the federal official fee overcharge claims. On May 26, 2000, the District Court entered an order dismissing the federal official fee claims against the Company and directed the Clerk of the Court to remand the remaining state law official fee claims to the appropriate state court. The parties are presently awaiting assignment to a state court. The Company will continue its vigorous defense of all remaining claims. However, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET PRICE AND DIVIDEND INFORMATION

     The Company's Common Stock is traded on The Nasdaq Stock Market(R) under the symbol CACC. The high and low sale prices for the Common Stock for each quarter during the two year period ending December 31, 2000 as reported by The Nasdaq Stock Market(R) are set forth in the following table.

                                                          1999               2000
                                                     ---------------    --------------
QUARTER ENDED                                         HIGH      LOW     HIGH      LOW
-------------                                        ------    -----    -----    -----
March 31.........................................    $10.25    $5.44    $6.00    $3.56
June 30..........................................      8.63     4.88     6.00     4.50
September 30.....................................      6.25     4.88     6.81     5.19
December 31......................................      6.00     3.00     6.55     4.25

     As of December 31, 2000, the approximate number of beneficial holders and shareholders of record of the Common Stock was 2,000 based upon securities position listings furnished to the Company.

     The Company has not paid any cash dividends during the periods presented and has no present plans to pay any cash dividends on its Common Stock. The Company intends to retain its earnings to finance the growth and development of its business. The Company's credit agreements contain certain covenants which prohibit the payment of dividends under certain circumstances and other covenants pertaining to the Company's tangible net worth which may indirectly limit the payment of dividends on Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The selected income statement and balance sheet data presented below are derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Report.

                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          1996         1997         1998         1999         2000
                                       ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA:
Revenue:
  Finance charges....................  $   92,944   $  117,020   $   98,007   $   76,355   $   79,659
  Lease revenue......................          --           --           --        1,034       13,019
  Premiums earned....................       9,653       11,304       10,904       10,389        9,467
  Gain on sale of advance
     receivables, net................          --           --          685           --           --
  Other income.......................      21,337       35,911       32,753       28,277       21,633
                                       ----------   ----------   ----------   ----------   ----------
       Total revenue.................     123,934      164,235      142,349      116,055      123,778
                                       ----------   ----------   ----------   ----------   ----------
Costs and expenses:
  Operating expenses.................      30,627       45,911       59,004       56,104       50,108
  Provision for credit losses........      13,071       85,472       16,405       56,172       11,251
  Provision for claims...............       3,060        3,911        3,734        3,498        2,984
  Depreciation of leased assets......          --           --           --          569        7,004
  Valuation adjustment on retained
     interest in securitization......          --           --           --       13,517           --
  Interest...........................      13,568       27,597       25,565       16,576       16,431
                                       ----------   ----------   ----------   ----------   ----------
       Total costs and expenses......      60,326      162,891      104,708      146,436       87,778
                                       ----------   ----------   ----------   ----------   ----------
Other operating income:
  Gain on sale of subsidiary.........          --           --           --       14,720           --
                                       ----------   ----------   ----------   ----------   ----------
Operating income (loss)..............      63,608        1,344       37,641      (15,661)      36,000
  Foreign exchange gain (loss).......          27          (41)        (116)         (66)         (11)
                                       ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes....      63,635        1,303       37,525      (15,727)      35,989
  Provision (credit) for income
     taxes...........................      22,126         (234)      12,559       (5,041)      12,339
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss)....................  $   41,509   $    1,537   $   24,966   $  (10,686)  $   23,650
                                       ==========   ==========   ==========   ==========   ==========
Net income (loss) per common
  share(A):
  Basic..............................  $     0.91   $     0.03   $     0.54   $    (0.23)  $     0.54
                                       ==========   ==========   ==========   ==========   ==========
  Diluted............................  $     0.89   $     0.03   $     0.53   $    (0.23)  $     0.53
                                       ==========   ==========   ==========   ==========   ==========
Weighted average shares outstanding:
  Basic..............................  45,605,159   46,081,804   46,190,208   46,222,730   43,879,577
  Diluted............................  46,623,655   46,754,713   46,960,290   46,222,730   44,219,876
BALANCE SHEET DATA:
Installment contracts receivable,
  net................................  $1,030,971   $1,034,113   $  663,600   $  565,983   $  564,260
Floor plan receivables...............      15,493       19,800       14,071       15,492        8,106
Notes receivables....................       2,663        1,231        2,278        3,610        6,985
Investment in operating leases,
  net................................          --           --           --        9,097       42,921
All other assets.....................      25,291       56,546       69,782       63,403       48,762
                                       ----------   ----------   ----------   ----------   ----------
       Total assets..................  $1,074,418   $1,111,690   $  749,731   $  657,585   $  671,034
                                       ==========   ==========   ==========   ==========   ==========
Dealer holdbacks, net................  $  496,434   $  439,554   $  222,275   $  202,143   $  214,468
Total debt...........................     288,899      391,666      218,798      158,985      156,673
Other liabilities....................      42,942       31,479       32,395       33,482       37,667
                                       ----------   ----------   ----------   ----------   ----------
       Total liabilities.............     828,275      862,699      473,468      394,610      408,808
Shareholders' equity(A)..............     246,143      248,991      276,263      262,975      262,226
                                       ----------   ----------   ----------   ----------   ----------
  Total liabilities and shareholders'
     equity..........................  $1,074,418   $1,111,690   $  749,731   $  657,585   $  671,034
                                       ==========   ==========   ==========   ==========   ==========

(A) No dividends were paid during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     CAC is a specialized financial services company providing funding, receivables management, collection, sales training and related products and services to automobile dealers located in the United States, the United Kingdom, Ireland and Canada. The Company assists such dealers by providing them with an indirect source of financing for consumers of used vehicles with limited access to traditional sources of credit. In addition, but to a significantly lesser extent, the Company provides floor plan financing and secured working capital loans to dealers, secured by the related vehicle inventory and any future cash collections owed to the dealer on contracts accepted under the Company's program.

     CAC North America and CAC United Kingdom

     With respect to its principal financing program, the Company's relationship with a dealer is defined by: (i) the servicing agreement which sets forth the terms and conditions associated with the Company's acceptance of a contract from a dealer; and (ii) the contract, which is a retail installment sales contract between a dealer and a purchaser of a used vehicle, providing for payment over a specified term. Under this program, the dealer assigns title to the contract and the security interest in the vehicle to the Company. Thereafter, the rights and obligations of the Company and the dealer are defined by the servicing agreement, which provides that a contract is assigned to the Company as nominee for the dealer for purposes of administration, servicing and collection of the amount due under the assigned contract, as well as for security purposes. The Company takes title to the contract as nominee and records the gross amount of the contract as a gross installment contract receivable and the amount of its "servicing fee" (see below) as an unearned finance charge which, for balance sheet purposes, is netted from the gross amount of the contract. The Company records the remaining portion of the contract (the gross amount of the contract less the unearned finance charge) as a "dealer holdback." For balance sheet purposes, dealer holdbacks are shown net of any Advances made by the Company to the dealer in connection with accepting the assignment of a contract.

     The Company's program allows dealers to establish the interest rate on contracts, which typically is the maximum rate allowable by the state or country in which the dealer is doing business. As the majority of the Company's revenue is derived from the servicing fee it receives on the gross amount due under the contract (typically 20% of the principal and interest), the Company's revenues from servicing fees are not materially impacted by changes in interest rates. The Company's revenue is principally dependent upon the gross value of contracts accepted, which is determined by the number of contracts accepted and the amount of the average contract. The contracts assigned to the Company are: (i) secured by the related vehicle; and (ii) short-term in duration (generally maturing in 24 to 48 months, with an initial average maturity of approximately 32 months). The interest rates charged on floor plan financing and on secured working capital loans typically range from 12% to 18% per annum.

     The Company's subsidiaries provide additional services to dealers. One such subsidiary is primarily engaged in the business of reinsuring credit life and disability insurance policies and collateral protection insurance coverage issued to borrowers under contracts originated by dealers. Premiums are ceded to the subsidiary on both an earned and written basis and are earned over the life of the contracts using pro rata and sum-of-digits methods. Another subsidiary administers short-term limited extended service contracts offered by dealers. In connection therewith, the subsidiary bears the risk of loss for any repairs covered under the service contract. In 2000, the Company changed accounting methods to recognize income and related expense for the service contract program on an accelerated basis over the life of the service contract. Previously, the income and related expenses were recorded on a straight-line basis over the life of the service contracts. The change was based on an analysis of historical claims experience and made to more accurately match the timing of the income and expenses pertaining to the service contracts. The change in accounting method was immaterial to the current financial statements and is not expected to have a material impact on subsequent periods. In addition, the subsidiary has relationships with third party service contract providers that pay the subsidiary a fee on service contracts included on installment contracts financed through participating dealers.

The subsidiary does not bear the risk of loss for covered claims on these third party service contracts. The income from the non-refundable fee is recognized upon acceptance of the installment contract.

     CAC Automotive Leasing

     The Company purchases used vehicle leases originated by dealers participating in the Company's automotive leasing programs. These leases generally have an original term of 24, 30 or 36 months, with the average being 35 months. The program is designed to provide select franchised new vehicle dealers with a leasing alternative for Non-prime Consumers with limited access to traditional sources of consumer credit. Under the Company's leasing program, the Company purchases vehicle leases from the dealer for an amount that is generally based on the value of the vehicle as determined by industry guidebooks, assumes ownership of the related vehicle from the dealer and takes title to the vehicle. Payments to dealers average 61% of the aggregate amount of the lease payments. This program differs from the Company's principal business in that, as these leases are purchased outright, the Company has no potential liability to the dealer for future collections after the purchase of the lease. Pursuant to the servicing agreement, the dealer represents that it will only submit contracts that satisfy criteria established by the Company and comply with applicable state, federal and foreign laws and regulations. Customer payments are applied toward the customer's outstanding lease receivable. At lease termination, the Company is responsible for the ultimate disposal of the vehicle, which is sold back to the dealer or the customer or at an auction.

RESULTS OF OPERATIONS

     The following table sets forth the percent relationship of certain items to total revenue for the periods indicated.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                             -----------------------
                PERCENT OF TOTAL REVENUES                    1998     1999     2000
                -------------------------                    -----    -----    -----
Finance charges..........................................     68.8%    65.8%    64.4%
Lease revenue............................................       --      0.9     10.5
Premiums earned..........................................      7.7      8.9      7.6
Gain on sale of Advance receivables, net.................      0.5       --       --
Other income.............................................     23.0     24.4     17.5
                                                             -----    -----    -----
Total revenue............................................    100.0    100.0    100.0
                                                             -----    -----    -----
Operating expenses.......................................     41.5     48.3     40.5
Provision for credit losses..............................     11.5     48.4      9.1
Provision for claims.....................................      2.6      3.0      2.4
Depreciation of leased assets............................       --      0.5      5.6
Valuation adjustment on retained interest in
  securitization.........................................       --     11.7       --
Interest.................................................     18.0     14.3     13.3
                                                             -----    -----    -----
  Total costs and expenses...............................     73.6    126.2     70.9
                                                             -----    -----    -----
Gain on sale of subsidiary...............................       --     12.7       --
                                                             -----    -----    -----
Operating income (loss)..................................     26.4    (13.5)    29.1
  Foreign exchange loss..................................     (0.1)    (0.1)      --
                                                             -----    -----    -----
Income (loss) before income taxes........................     26.3    (13.6)    29.1
  Provision (credit) for income taxes....................      8.8     (4.4)    10.0
                                                             -----    -----    -----
Net income (loss)........................................     17.5%    (9.2)%   19.1%
                                                             =====    =====    =====

     Year Ended December 31, 1999 Compared To Year Ended December 31, 2000

     Total Revenue. Total revenue consists of: (i) finance charges on installment contracts; (ii) lease revenue earned on operating leases; (iii) premiums earned on service contracts, credit life and collateral protection insurance programs; and (iv) other income, which consists primarily of fees earned on third party service contract products and interest income from loans made directly to dealers for floor plan financing and working capital purposes. For 1999, it also consisted of revenue from the Company's credit reporting and auction services subsidiaries that were sold on May 7, 1999 and December 15, 1999, respectively. As a result of the factors discussed below, total revenue increased from $116.1 million in 1999 to $123.8 million in 2000, an increase of $7.7 million or 6.7%.

     Finance charges increased from $76.4 million in 1999 to $79.7 million in 2000, representing an increase of 4.3%. This increase was primarily the result of the increase in the average annualized yield on the Company's installment contract portfolio. The average annualized yield on the Company's installment contract portfolio, calculated using finance charge revenue divided by average installment contracts receivable, was approximately 12.7% and 13.9% for 1999 and 2000, respectively. The increase in the average yield was primarily due to a decrease in the percentage of installment contracts that were in non-accrual status. The percentage of installment contracts that were in non-accrual status was 23.0% and 21.6% as of December 31, 1999 and 2000, respectively. The decrease in the non-accrual loans was primarily due to improvements in the credit quality of the Company's portfolio of installment contracts due to the business originated in 1998, 1999 and 2000 being of higher quality than that written in the years 1995, 1996 and 1997.

     The volume of contract originations for the Company's North American operations decreased from $408.5 million in 1999 to $403.1 million in 2000. During 2000, the Company increased the minimum acceptable return on its dealer relationships in North America. As a result, the Company discontinued accepting contracts or decreased the Advance rate on business accepted from certain dealers therefore causing a decline in the number of contracts accepted for the North American operations. The volume of contract originations for the Company's United Kingdom operations increased from $124.6 million in 1999 to $145.0 million in 2000. This increase is primarily due to the introduction of new Advance programs in the second quarter of 1999 that provided the dealer with a larger Advance as a percent of the amount financed.

     Lease revenue represents income primarily from the Company's automotive leasing business unit, which began operations in 1999. Income from operating lease assets is recognized on a straight-line basis over the scheduled lease term. Lease revenue increased, as a percentage of total revenue, from 0.9% in 1999 to 10.5% in 2000. This increase was the result of an increase in the dollar value of the Company's lease portfolio due to an increase in lease originations for the period. Lease originations were $8.5 million in 1999 compared to $39.3 million in 2000. The rate of lease origination growth will be primarily contingent upon obtaining additional portfolio data indicating that the leases the Company is originating will likely generate an acceptable future rate of return.

     Premiums earned decreased, as a percentage of total revenue, from 8.9% in 1999 to 7.6% in 2000. The decrease in premiums earned was primarily due to a decrease in the penetration rate on the Company's service contract and credit life insurance programs, a trend that the Company anticipates will reverse in future periods with additional dealer training and an enhanced products and marketing approach for these products. Premiums earned represent income from the Company's own products in the North American segment, while service contract and credit life revenue relating to programs offered in the United Kingdom and automotive leasing segments are commission-based and included in other income. Thus, the decrease in revenue from the North American segment as a percentage of total revenue also contributed to the decrease in premiums earned as a percentage of total revenue.

     In 2000, the Company changed accounting methods to recognize income and related expense for the service contract program on an accelerated basis over the life of the service contract. Previously, the income and related expenses were recorded on a straight-line basis over the life of the service contracts. The change was based on an analysis of historical claims experience and made to more accurately match the timing of the income and expenses pertaining to the service contracts. The change in accounting method was immaterial to the current financial statements and is not expected to have a material impact on subsequent periods.

     Other income decreased, as a percent of total revenue, from 24.4% in 1999 to 17.5% in 2000. The decrease was primarily due to: (i) the absence of revenues from the Company's auction services and credit reporting subsidiaries, which were sold on December 15, 1999 and May 7, 1999, respectively; (ii) the decrease in servicing fees and interest earned on the retained interest in the Company's July 1998 securitization of

Advance receivables as that securitization has substantially amortized; and
(iii) the decrease in floor plan financing interest and other fees due to the decline in the outstanding loan balances. The decrease was partially offset by an increase in fees earned on third party service contract products offered by dealers on installment contracts, primarily due to the increase in the penetration rate on these products for the North American segment.

     Operating Expenses. Operating expenses, as a percent of total revenue, decreased from 48.3% in 1999 to 40.5% in 2000. Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

     The decrease in operating expenses, as a percent of revenue, was primarily due to a decrease in general and administrative expenses and salaries and wages. General and administrative expenses and salaries and wages decreased primarily due to the sale of the Company's auction service and credit reporting subsidiaries in 1999, which had proportionately higher operating expenses than the Company's other businesses, a decrease in legal fees resulting from a reduction in litigation activity against the Company and due to an increase in the percent of revenue from the Company's automotive leasing business segment, which had proportionately lower operating expenses, as a percentage of revenue, than the Company's other businesses. The decrease was partially offset by an increase in sales and marketing expenses. These expenses increased primarily due to increases in the Company's total sales force and an increase in sales related travel expenses.

     A portion of management personnel compensation paid by the Company was charged to a company controlled by the Company's Chairman (the "Affiliated Company"), based upon the percentage of time spent working for the Affiliated Company. The Company charged the Affiliated Company approximately $203,000 and $3,000 in 1999 and 2000, respectively. In 2000, all such employees were either transferred to the Affiliated Company or the sharing of such employees was discontinued. In 1999, shared employees devoted between 30% and 90% of their time to the Company, depending on their responsibilities. The Company believes that the amounts charged by the Company are representative of the respective employees' activities.

     Provision for Credit Losses. The provision for credit losses consists of three components: (i) a provision for losses on Advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio; (ii) a provision for earned but unpaid revenue on installment contracts which were transferred to non-accrual status during the period; and (iii) a provision for estimated losses on the investment in operating leases. The provision for credit losses decreased from $56.2 million in 1999 to $11.3 million in 2000, representing a decrease of 80.0%. The decrease was primarily due to higher provisions required in the third quarter of 1999 for losses on Advances to dealers with respect to loan pools originated in 1995, 1996 and 1997. As such, the Company recorded a pre-tax charge of $47.3 million during the third quarter of 1999. The charge was necessary due to collections in affected loan pools falling below estimates indicating further impairment of Advance balances associated with these pools. To a much lesser extent, the decrease was due to lower provisions needed for earned but unpaid revenue primarily resulting from the decrease in the percent of non-accrual installment contracts receivable. The decrease in the non-accrual loans was primarily due to improvements in the credit quality of the Company's portfolio of installment contracts. This improvement is primarily due to higher quality business originated in 1998, 1999 and 2000 than that written in the prior three years.

     The decrease in the provision for credit losses was partially offset by an increase in the provision for estimated losses associated with the Company's investments in operating leases, which resulted primarily from the significant increase in the dollar value of the Company's lease portfolio due to the increase in operating lease originations for the period. To a lesser extent, an increase in the provision was required to reflect increased lease repossession rates and lower residual values than originally estimated. While actual data on the realization of the Company's residual values will not begin to be available until June 2002, the Company analyzes its residual value levels based on results from the liquidation of repossessed vehicles and current residual guidebook values.

     The provision for losses on Advances is based on management's analysis of loan performance utilizing the Company's Loan Servicing System, which allows management to estimate future collections for each dealer using historical loss experience and a dealer-by-dealer static pool analysis. The amount provided, as a percent of new contract originations, was 10.3% in 1999 and 1.2% in 2000. For the Company's North American operations, the amount provided, as a percent of new contract originations, declined from 12.3% in 1999 to 0.4% in 2000 because of the additional charge necessary in 1999 and, to a lesser extent, due to the continued improvements in the quality of business originated, based on management's analysis.

     For the Company's United Kingdom operations, the amount provided, as a percent of new contract originations, declined from 3.7% in 1999 to 3.4% in 2000. This decrease was due to continued improvements in the quality of the portfolio of installment contracts and dealer Advance receivables, based on management's analysis.

     Provision for Claims. The amount provided for insurance and service contract claims, as a percent of total revenue, decreased from 3.0% in 1999 to 2.4% in 2000. The decrease corresponds with the decrease, as a percent of total revenue, in premiums earned from 9.0% in 1999 to 7.6% in 2000. The Company has established claims reserves on accumulated estimates of claims reported but unpaid plus estimates of incurred but unreported claims. The Company believes the reserves are adequate to cover future claims associated with its insurance and service contract programs.

     Depreciation of Leased Assets. Depreciation of leased assets is recorded on a straight-line basis to the residual value of leased vehicles over their scheduled lease terms. The depreciation expense recorded on leased assets increased from $0.6 million in 1999 to $7.0 million in 2000. This increase was due to the increase in the dollar value of the Company's lease portfolio resulting from an increase in lease originations during the period. Depreciation of leased assets also includes the straight-line amortization of indirect lease costs.

     Valuation Adjustment on Retained Interest in Securitization. The Company recorded a total of $13.5 million in valuation adjustments in 1999 on the retained interest in securitization related to the Company's July 1998 securitization. The retained interest in securitization represents an accounting estimate based on several variables including the amount and timing of collections on the underlying installment contracts receivable, the amount and timing of projected dealer holdback payments and interest costs. The Company regularly reviews the actual performance of these variables against the assumptions used to record the retained interest. This evaluation led to a reassessment of the timing and amount of collections on the installment contracts underlying the securitized Advances and resulted in a $13.5 million write down. The Company continues to assess the performance of the 1998 securitization and makes adjustments when necessary.

     Interest. Interest expense, as a percent of total revenue, decreased from 14.3% in 1999 to 13.3% in 2000. The decrease in interest expense, as a percent of total revenue, was primarily the result of a decrease in the amount of average outstanding borrowings, which resulted from the positive cash flow generated from: (i) proceeds from the sale of the Company's credit reporting services subsidiary in May 1999; and (ii) a federal tax refund received in 2000 as a result of the taxable loss in 1999. The decreases were partially offset by higher average interest rates, which increased, on a weighted average basis, from 9.36% in 1999 to 10.13% in 2000. The increase in the average interest rate was the result of: (i) the impact of fixed borrowing fees and costs on average interest rates when average outstanding borrowings were decreasing; (ii) an increase on December 1, 1999 and January 15, 2000 of 50 and 75 basis points, respectively, in the interest rate on outstanding borrowings under the Company's senior notes resulting from amendments to the note purchase agreements due to the $60.3 million ($47.3 million in provision for credit losses and $13.0 million in write down of the retained interest in securitization) pre-tax charge in the third quarter of 1999; and (iii) an increase in the average interest rate on the Company's line of credit due to higher average Eurocurrency rates during the periods.

     Gain on Sale of Subsidiary. The Company recorded a pre-tax gain of $14.7 million in 1999 from the sale of the Company's credit reporting services subsidiary. The net proceeds from the sale were used to reduce outstanding indebtedness under the Company's credit facility.

     Operating Income (Loss). As a result of the aforementioned factors, operating income (loss) increased from ($15.7) million in 1999 to $36.0 million in 2000, an increase of $51.7 million.

     Foreign Exchange Loss. The Company incurred a foreign exchange loss of $66,000 and $11,000 in 1999 and 2000, respectively. The losses resulted from the effect of exchange rate fluctuations between the U.S. dollar and foreign currencies on unhedged intercompany balances between the Company and its foreign subsidiaries.

     Provision (Credit) for Income Taxes. The provision (credit) for income taxes increased from ($5.0) million in 1999 to $12.3 million in 2000. The increase was due to a higher level of pre-tax income in 2000, primarily resulting from the $47.3 million pre-tax charge in the third quarter of 1999. The effective tax rate (credit) was (32.1%) in 1999 and 34.3 % in 2000. The following is a reconciliation of U.S. Federal statutory rate (credit) to the Company's effective tax rate (credit):

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                1999       2000
                                                                -----      ----
U.S. federal statutory rate (credit)........................    (35.0)%    35.0%
  State income taxes........................................      3.8        --
  Foreign income taxes......................................     (1.0)     (0.8)
  Other.....................................................      0.1       0.1
                                                                -----      ----
Provision (credit) for income taxes.........................    (32.1)%    34.3%
                                                                =====      ====

     Year Ended December 31, 1998 Compared To Year Ended December 31, 1999

     Total Revenue. Total revenue decreased from $142.3 million in 1998 to $116.1 million in 1999, a decrease of $26.2 million or 18.4%. This decrease was primarily due to the decrease in finance charge revenue resulting from a decrease in the average installment contracts receivable balance. The decrease in gross installment contracts receivable was primarily the result of collections on and charge offs of installment contracts exceeding contract originations for the period. The volume of contract originations for CAC's North America operations decreased from $521.5 million in 1998 to $408.5 million in 1999. The volume of contract originations for CAC's United Kingdom operations increased from $59.1 million in 1998 to $124.6 million in 1999. Based upon reviews of dealer profitability and improvements in credit quality on installment contracts originated since the fourth quarter of 1997, in an effort to increase origination volumes, the Company has introduced new Advance programs, both in the United States and United Kingdom, which have increased the Company's overall Advance rates. The Company's Advances to dealers and payment of dealer holdback, as a percent of gross installment contracts accepted, increased from 50.1% for the year ended December 31, 1998 to 55.9% for 1999. There can be no assurance that higher Advance rates will lead to increased origination volumes in future periods or that Advance rates will not need to be reduced in future periods based on continued review of dealer profitability and credit quality. While management expects the increased Advance rates to have a positive effect on the Company's results, higher Advance rates increase the Company's risk of loss on dealer Advances in future periods.

     The average yield on the Company's installment contract portfolio, calculated using finance charge revenue divided by average installment contracts receivable, was approximately 11.4% and 12.7% in 1998 and 1999, respectively. The increase in the average yield was due to a decrease in the percentage of installment contracts that were in non-accrual status. The percentage of installment contracts that were in non-accrual status was 32.4% and 23.0% as of December 31, 1998 and 1999, respectively.

     Lease revenue represents income primarily from the Company's automotive leasing business unit, which began operations in 1999. Income from operating lease assets was recognized on a straight-line basis over the scheduled lease term. Lease originations were $8.5 million in 1999.

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

     In July 1998, the Company recognized a net gain on sale of Advance receivables of approximately $685,000. The gain resulted from the securitization of dealer Advances having a carrying value of approximately $56 million. The gain represents the difference between the sale proceeds to the Company from the sale of dealer Advance receivables to an institutional investor, net of transaction costs, and the Company's carrying amount of the Advances, plus the present value of the estimated cash flows to be received by the Company. In determining the gain on sale of receivables, the Company assumed an excess cash flow discount rate of 15%, cumulative credit losses of 14% and an interest rate on the underlying debt of 7.5%. The present value of such estimated excess cash flows has been recorded by the Company as a retained interest in securitization of $4.1 million as of December 31, 1999. The Company recorded a valuation adjustment to the retained interest in securitization in the third quarter of 1999. The installment contracts supporting the dealer Advances include contracts with origination dates ranging from July 1990 to June 1998, with a weighted average age of 15 months as of the date of the transaction. The amount of such contracts included on the Company's balance sheet as of June 30, 1998 was $98.6 million, of which $43.8 million was in non-accrual status. In addition, the Advances are supported by installment contracts which had been previously written off for financial statement purposes. The excess cash flows result from the amount by which projected collections on the installment contracts exceeds
(i) the principal and interest to be paid to the institutional investor and (ii) the amount of dealer holdback due to dealers.

     In the securitization, the Company retained servicing responsibilities and subordinated interests. The Company receives monthly servicing fees of 4% of the collections on the installment contracts receivable, and rights to future cash flows arising after the institutional investor has received the return for which it contracted. The investor has no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are generally restricted until investors have been fully paid and are subordinate to investors' interests. The value of the retained interest is subject to substantial credit risk and moderate interest rate risk, as well as the timing of projected collections on the transferred financial assets.

     Other income increased, as a percent of total revenue, from 23.0% in 1998 to 24.4% in 1999. The increase was primarily due to: (i) revenue from the Company's auction services business that the Company began operating in June 1998 until it was sold in December 1999; and (ii) servicing fees from the securitization of Advance receivables completed in July 1998. The increase was partially offset by: (i) a decrease in revenues from the Company's credit reporting subsidiary which was sold on May 7, 1999; (ii) a decrease in earned dealer enrollment fees due to a decline in the number of dealers enrolling in the Company's financing program; and (iii) a decrease in fees earned on third party service contract products offered by dealers on installment contracts, as the volume of this business has declined proportionately with the decrease in installment contract originations.

     Operating Expenses. Operating expenses, as a percent of total revenue, increased from 41.5% in 1998 to 48.3% in 1999. Operating expenses consist primarily of salaries and wages, general and administrative, and sales and marketing expenses.

     The increase, as a percent of revenue, was primarily due to an increase in salaries and wages. Salaries and wages increased, as a percent of revenue, due to the Company's employee headcount not being reduced proportionately with the decrease in revenues. The Company has retained collection personnel in an effort to improve collection levels.

     The increase was also due to an increase, as a percent of revenue, in general and administrative expenses which, due to the fixed nature of certain of these expenses, did not decline proportionately with the decline in revenue. This increase was partially offset by a decrease in legal fees and settlement provisions resulting from a decline in material new litigation against the Company.

     To a lesser extent, the increase in operating expenses, as a percent of revenue, resulted from the Company's auction services business, which required proportionately higher operating expenses than the

Company's other businesses. The Company operated the auction service business from June 1998 when it was purchased until it was sold in December 1999.

     The increases, as a percent of revenue, in salaries and wages and general and administrative expenses are partially offset by a decrease in sales and marketing expenses. This expense decreased primarily due to reductions in sales commissions as a result of lower contract origination volumes and lower average sales force headcount. The decrease in sales and marketing expenses was also the result of a decrease in advertising due to the termination of the Company's customer lead generating program.

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

     Provision for Credit Losses. The amount provided for credit losses, as a percent of total revenue, increased from 11.5% in 1998 to 48.4% in 1999. The provision for credit losses consists of two components: (i) a provision for losses on Advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio and (ii) a provision for earned but unpaid revenue on installment contracts which were transferred to non-accrual status during the period. The increase was primarily due to higher provisions needed for losses on Advances to dealers with respect to loan pools originated in 1995, 1996 and 1997. As such, the Company recorded a pre-tax charge of $47.3 million during the third quarter of 1999. The charge was necessary due to collections in affected loan pools falling below estimates indicating further impairment of Advance balances associated with these pools.

     Management's analysis of collection results led to a conclusion that the actual collection results will be below previous forecasts produced by its static pool model. While previous loss curves indicated that loans originated in 1995, 1996 and 1997 would generate lower overall collection rates than loans originated in prior years, trends in these loss curves indicate that collection rates on these pools will be lower than previously estimated. Management's analysis of the static pool data, after considering the effect of this less favorable trend, continues to indicate that the business originated since 1998 is of higher quality than that written in the prior three years.

     The increase was partially offset by the lower provisions needed for earned but unpaid revenue primarily resulting from the decrease in the percent of non-accrual installment contracts receivable which were 32.4% and 23.0% of gross receivables as of December 31, 1998 and 1999, respectively.

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

     Depreciation of Leased Assets. Depreciation of leased assets is primarily from the Company's automotive leasing business unit, which began operations in 1999. Depreciation of leased assets is recorded on a straight-line basis to the residual value of the vehicle over the scheduled lease term. The depreciation expense recorded on leased assets was $569,000 in 1999. Depreciation of leased assets also includes the straight-line amortization of indirect lease costs.

     Valuation Adjustment on Retained Interest in Securitization. The Company recorded a total of $13.5 million in valuation adjustments in 1999 on the retained interest in securitization related to the Company's July 1998 securitization. The retained interest in securitization represents an accounting estimate based on several variables including the amount and timing of collections on the underlying installment contracts receivable, the amount and timing of projected dealer holdback payments and interest costs. The Company regularly reviews the actual performance of these variables against the assumptions used to record the retained interest. This evaluation led to a reassessment of the timing and amount of collections on the installment contracts underlying the securitized Advances and the resulting $13.5 million write down in the third quarter of 1999. The Company continues to assess the performance of the 1998 securitization and makes adjustments when necessary.

     Interest. Interest expense, as a percent of total revenue, decreased from 18.0% in 1998 to 14.3% in 1999. Total interest expense decreased from $25.6 million in 1998 to $16.6 million in 1999. The $9.0 million decrease in interest expense for 1999 was primarily the result of a decrease in the amount of average outstanding borrowings which resulted from (i) the positive cash flow generated from collections on installment contracts receivable exceeding cash Advances to dealers and payments of dealer holdbacks and (ii) amounts raised in July 1998 from the securitization of Advance receivables. The decrease was partially offset by higher average interest rates in 1999. The weighted average interest rate was 9.27% in 1998 and 9.36% in 1999. The increase in the average interest rates for 1999 was the result of (i) the impact of fixed borrowing fees and other costs on average interest rates when average outstanding borrowings are decreasing, (ii) an increase in the interest rate on outstanding borrowings under the Company's senior notes resulting from amendments to the note purchase agreements entered into in contemplation of the Company's securitization of Advance receivables in 1998 and the $47.3 million pre-tax charge on Advances to dealers in the third quarter of 1999, (iii) a decrease in line of credit balances, which carry lower interest rates, as a percentage of total average balance sheet debt and (iv) the acceleration of amortization of certain deferred debt issuance cost in connection with the repurchase of senior notes. The interest rate increase was partially offset by the effects of the secured financings completed in 1999, which are at lower rates of interest than the debt they replaced.

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

     Provision (Credit) for Income Taxes. The provision (credit) for income taxes decreased from $12.6 million in 1998 to ($5.0) million in 1999. The decrease was primarily due to a pre-tax loss in 1999. In 1998 and 1999, the effective tax rate was 33.5% and 32.1%, respectively. The 1999 income tax benefit was partially offset by state income taxes incurred on the sale of the Company's credit reporting subsidiary in 1999.

CREDIT LOSS POLICY AND EXPERIENCE

     CAC North America and CAC United Kingdom

     When a participating dealer assigns an installment contract to the Company, the Company generally pays a cash Advance to the dealer. These Advances represent the Company's primary risk of loss related to the funding activity with the dealers. The Company maintains a reserve against Advances that are not expected to be recovered through collections on the related installment contract portfolio. For purposes of establishing the reserve, the present value of estimated future collections on installment contracts is compared to the related Advance balance. The discount rate used for present value purposes is equal to the rate of return expected upon origination of the Advance. The Company's Loan Servicing System allows the Company to estimate future collections for each dealer pool using historical loss experience and a dealer-by-dealer static pool analysis. The Company recorded a non-cash charge during 1999 to reflect the impact of collections on loan pools originated primarily during 1995, 1996 and 1997 falling below previous estimates, indicating further impairment of Advance balances associated with these loan pools. While previous loss curves indicated that loans originated in 1995, 1996 and 1997 would generate lower overall collection rates than those originated in prior years, in the third quarter of 1999 the loss curves indicated collection rates on these pools would be lower than previously estimated. Management's analysis of the static pool model also indicates that the business originated subsequent to 1997 is of higher quality than business originated during the three years ended December 31, 1997. Future reserve requirements will depend in part on the magnitude of the variance between management's estimate of future collections and the actual collections that are realized. The Company charges off dealer Advances against the reserve at such time and to the extent that the Company's static pool analysis determines that the Advance is completely or partially impaired. Ultimate losses may vary from current estimates and the amount of the provision, which is the current expense, may be either greater or less than actual charge offs.

     The Company maintains an allowance for credit losses that, in the opinion of management, adequately reserves against losses in the portfolio of receivables. The risk of loss to the Company related to the installment contracts receivable balances relates primarily to the earned but unpaid revenue on installment contracts that were transferred to non-accrual status during the period. Servicing fees, which are booked as finance charges, are recognized under the interest method of accounting until the underlying obligation is 90 days past due on a recency basis. At such time, the Company suspends the accrual of revenue and makes a provision for credit losses equal to the earned but unpaid revenue. In all cases, contracts on which no material payment has been received for nine months are charged off against dealer holdbacks, unearned finance charges and the allowance for credit losses.

     CAC Automotive Leasing

     The Company also maintains an allowance for lease vehicle losses that consists of a repossession reserve and a residual reserve. The repossession reserve is intended to cover losses resulting from: i) earned but unpaid lease payment revenue; and ii) the difference between proceeds from vehicle disposals and the net book value. The residual reserve is intended to cover losses resulting from vehicle disposals at the end of the lease term. The residual values represent estimates of the asset values at the end of the lease contracts based on industry guidebooks and other information. Realization of the residual values is dependent on the Company's future ability to market the vehicles under then prevailing market conditions. The revenue recognition is suspended at the point the customer becomes three payments past due.

     The following tables sets forth information relating to the credit provisions, charge offs, and other key credit loss ratios:

                                                         (DOLLARS IN THOUSANDS)
                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------
PROVISIONS                                            1998        1999        2000
----------                                          --------    --------    --------
Provision for credit losses -- installment
  contracts.....................................    $  3,432    $  1,205    $  1,647
                                                    --------    --------    --------
Provision for credit losses -- Advances.........    $ 12,973    $ 54,868    $  6,591
                                                    ========    ========    ========
Provision for credit losses -- leased
  vehicles......................................    $     --    $     99    $  3,013
                                                    ========    ========    ========
CHARGE OFFS
------------------------------------------------
Charged against dealer holdbacks................    $359,846    $187,584    $115,968
Charged against unearned finance charges........      81,632      43,094      27,172
Charged against allowance for credit losses.....       8,392       3,489       1,688
                                                    --------    --------    --------
Total contracts charged off.....................    $449,870    $234,167    $144,828
                                                    ========    ========    ========
Net charge off against the reserve on
  Advances......................................    $  9,744    $ 70,353    $  4,104
                                                    ========    ========    ========
Charge against the allowance for lease vehicle
  losses........................................    $     --    $      8    $  1,081
                                                    ========    ========    ========

                                                             AS OF DECEMBER 31,
                                                           -----------------------
                     CREDIT RATIOS                         1998     1999     2000
                     -------------                         -----    -----    -----
Allowance for credit losses as a percent of gross
  installment contracts receivable.....................     0.9%     0.7%     0.7%
Reserve on Advances as a percent of Advances...........     4.6%     1.3%     2.1%
Allowance for lease vehicle losses as a percent of
  investment in operating leases.......................       --     1.0%     4.7%
Gross dealer holdbacks as a percent of gross
  installment contracts receivable.....................    79.8%    79.6%    79.7%

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal need for capital is to: (i) fund cash Advances made to dealers in connection with the acceptance of installment contracts; (ii) for the payment of dealer holdbacks to dealers who have repaid their Advance balances; and (iii) to fund the origination of used vehicle leases. These cash outflows to dealers increased from $304.1 million in 1999 to $337.7 million in 2000. These amounts have historically been funded from cash collections on installment contracts, cash provided by operating activities and borrowings under the Company's credit agreements. The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. The Company's total balance sheet indebtedness decreased from $159.0 million to $156.7 million as of December 31, 1999 and 2000, respectively.

     The Company has a $115 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 12, 2001 and is subject to annual extensions for additional one year periods at the request of the Company with the consent of each of the banks in the facility. The agreement provides that, at the Company's discretion, interest is payable at either the Eurocurrency rate plus 140 basis points, or at the prime rate. The Eurocurrency borrowings may be fixed for periods up to six months. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt to equity, debt to Advances, debt to installment contracts receivable, Advances to installment contracts receivable, earnings before interest taxes and non-cash expenses to fixed charges, limits on the Company's investment in its subsidiaries and requirements that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured through a lien on most of the Company's assets on an equal and ratable basis with the Company's senior notes. As of December 31, 2000, there was approximately $87.2 million outstanding under this facility. The Company also maintains immaterial line of credit agreements in both the United Kingdom and Canada to fund these operations.

     On August 8, 2000 and March 13, 2001, the Company completed two secured financings of Advance receivables from an institutional investor. Pursuant to these transactions, the Company contributed dealer Advances having a carrying amount of approximately $82.4 million and $128.1 million and received approximately $63.9 million and $95.3 million in financing, which is net of both the underwriter's fees and the required escrow account, for the August 8, 2000 and March 13, 2001 secured financings, respectively. The proceeds received were used to reduce outstanding borrowings under the Company's credit facility. The financings, which are non-recourse to the Company, bear interest at a floating rate equal to the commercial paper rate plus 57.5 basis points with a maximum rate of 8.5% for the August 8, 2000 secured financing and the commercial paper rate plus 50.0 basis points with a maximum rate of 7.0% for the March 13, 2001 secured financing. As of March 16, 2001, the secured financings are anticipated to fully amortize within five months and fifteen months for the August 8, 2000 and March 13, 2001 secured financings, respectively. The financings are secured by the contributed dealer Advances, the rights to collections on the related installment contracts receivable and certain related assets up to the sum of the contributed dealer Advances and the Company's servicing fee. The Company will receive a monthly servicing fee equal to 6% of the collections of the contributed installment contracts receivable. Except for the servicing fee and payments due to dealers, the Company will not receive any portion of collections on the installment contracts receivable until the underlying indebtedness has been repaid in full. Proceeds from these financings were used to reduce outstanding borrowings under the Company's credit facility.

     When borrowing to fund the operations of its foreign subsidiaries, the Company's policy is to borrow funds denominated in the currency of the country in which the subsidiary operates, thus mitigating the Company's exposure to foreign exchange fluctuations.

     As the Company's $115 million credit facility expires on June 12, 2001, the Company will be required to renew the facility or refinance any amounts outstanding under this facility on or before such date. As of March 16, 2001, there was approximately $24.3 million outstanding under this facility. In addition, in 2001, the Company will have $15.9 million of principal maturing on its senior notes and $673,000 maturing on a mortgage loan. The Company believes that the $115 million credit facility will be renewed with similar terms and a similar commitment amount, and that the other repayments can be made from cash resources available to the Company at the time such repayments are due.

     The Company's short and long-term cash flow requirements are materially dependent on future levels of originations. In 2000, the Company experienced an increase in originations over 1999. The Company expects this trend to continue in future periods and, to the extent this trend does continue, the Company will experience an increase in its need for capital.

     In 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 1999. That program authorized the Company to purchase up to 1,000,000 common shares on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. On each of February 7, 2000, June 7, 2000, July 13, 2000 and November 10, 2000, the Company's Board of Directors authorized increases in the Company's stock repurchase program of an additional 1,000,000 shares. As of December 31, 2000, the Company has repurchased approximately 3.9 million shares of the 5.0 million shares authorized to be repurchased under this program at a cost of $20,361,000. The five million shares, which can be repurchased through the open market or in privately negotiated transactions, represent approximately 10.8% of the shares outstanding at the beginning of the program.

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

     In connection with the audit, the IRS has issued a Technical Advice Memorandum that would directly impact the timing of tax recognition of income accrual with respect to certain items. The views expressed in the Memorandum are contrary to the Company's tax accounting method for such items. The total amount of exposure from this tax issue cannot be reasonably estimated due to the lack of available information required for such estimation and due to the uncertainties of computation, the methodology for which must be agreed upon by the IRS. In the worst case, the application of the ruling to the Company's financing activities could result in the recognition of taxable income, interest and penalties with respect to certain items exceeding the current net income reported for book purposes. The Company has the right to appeal the ruling once issued, or may challenge the positions of the IRS in court.

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

     As of December 31, 2000, the Company had $88.1 million of floating rate debt outstanding on its bank credit facilities, with no interest rate cap protection, and $45.0 million in floating rate commercial paper outstanding under its secured financings, with interest rate caps at 7.5% and 8.5%. Based on the difference between the Company's commercial paper rates at December 31, 2000 and the interest rate caps, the Company's maximum interest rate risk on the secured financing is a 1.6% increase in commercial paper rates, which would reduce annual after-tax earnings by approximately $450,000. For every 1% increase in rates on the Company's bank credit facilities, annual after-tax earnings would decrease by approximately an additional $575,000. This analysis assumes the Company maintains a level amount of floating rate debt and assumes an immediate increase in rates.

     Foreign Currency Risk. The Company is exposed to foreign currency risk from the possibility of changes in foreign exchange rates that could have a negative impact on earnings or asset and liability values from operations in foreign countries. The Company's most significant foreign currency exposure relates to the United Kingdom. It is the Company's policy to borrow and lend in local currencies to mitigate such risks. For an immediate, hypothetical 10% decrease in quoted foreign currency exchange rates, annual after tax earnings would have declined by approximately $510,000 at December 31, 2000. The potential loss in net asset values from such a decrease would be approximately $7.0 million as of December 31, 2000.

     On March 13, 2001 the Company entered into a foreign currency exchange swap agreement with a counterparty to reduce its exposure to currency fluctuations between the US dollar and the British Pound. Under the terms of the swap, the Company agreed to exchange $21.6 million US Dollars for the receipt of 14.9 million British pounds on March 15, 2001 and exchange 7.5 million and 7.4 million British pounds for the receipt of $10.9 million and $10.7 million US Dollars on April 17 and May 15, 2001, respectively. While the foreign currency swap agreement is subject to the risk of loss from changes in exchange rates, these losses will be offset by gains on the foreign currency exposures being hedged.

     Immediate changes in interest rates and foreign currency exchange rates discussed in the proceeding paragraphs are hypothetical rate scenarios, used to calibrate risk, and do not currently represent management's view of future market developments.

FORWARD-LOOKING STATEMENTS

     The Company makes forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. It may also make forward-looking statements in its press releases or other public or shareholder communications. The Company's forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations. When the Company uses any of the words "believes," "expects," anticipates," "estimates" or similar expressions, it is making forward-looking statements.

     The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control or are subject to change, actual results could be materially different. Factors that might cause such a difference include the following: competition from traditional financing sources and from non-traditional lenders, unavailability of funding at competitive rates of interest, adverse changes in applicable laws and regulations, adverse changes in economic conditions, adverse changes in the automobile or finance industries or in the non-prime consumer finance market, the Company's ability to maintain or increase the volume of installment contracts or leases accepted, the Company's potential inability to accurately forecast and estimate future collections and historical collection rates, the Company's potential inability to accurately estimate the residual values of the lease vehicles, an adverse outcome in the ongoing Internal Revenue Service examination of the Company, an increase in the amount or severity of litigation against the Company, the loss of key management personnel, and the Company's ability to complete various financing alternatives.

     Other factors not currently anticipated by management may also materially and adversely affect the Company's results of operations. Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by Item 7A is incorporated by reference from the information in Item 7 under the caption "Market Risk" in this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Credit Acceptance Corporation:

     We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Detroit, Michigan
January 24, 2001

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          CONSOLIDATED BALANCE SHEETS

                                                                (DOLLARS IN THOUSANDS)
                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1999         2000
                                                                ---------    ---------
ASSETS:
Cash and cash equivalents...................................    $ 21,565     $ 20,726
Investments -- held to maturity.............................       1,126          751
Installment contracts receivable............................     570,725      568,900
Allowance for credit losses.................................      (4,742)      (4,640)
                                                                --------     --------
  Installment contracts receivable, net.....................     565,983      564,260
                                                                --------     --------
Floor plan receivables:
  Non-affiliates............................................      12,874        8,106
  Affiliates................................................       2,618           --
                                                                --------     --------
                                                                  15,492        8,106
                                                                --------     --------
Notes receivable:
  Non-affiliates............................................       2,547        6,039
  Affiliates................................................       1,063          946
                                                                --------     --------
                                                                   3,610        6,985
                                                                --------     --------
Retained interest in securitization.........................       4,105        5,001
Property and equipment, net.................................      18,243       18,418
Investment in operating leases, net.........................       9,097       42,921
Income taxes receivable.....................................      12,686          351
Other assets................................................       5,678        3,515
                                                                --------     --------
     Total Assets...........................................    $657,585     $671,034
                                                                ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Senior notes..............................................    $ 30,579     $ 15,948
  Lines of credit...........................................      36,994       88,096
  Mortgage loan payable to bank.............................       8,215        7,590
  Secured financing.........................................      83,197       45,039
  Accounts payable and accrued liabilities..................      23,087       25,464
  Deferred dealer enrollment fees, net......................         595        1,469
  Dealer holdbacks, net.....................................     202,143      214,468
  Deferred income taxes, net................................       9,800       10,734
                                                                --------     --------
     Total Liabilities......................................     394,610      408,808
                                                                --------     --------
CONTINGENCIES (NOTE 14)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued................................
  Common stock, $.01 par value, 80,000,000 shares
     authorized, 46,071,454 and 42,478,687 shares issued and
     outstanding in 1999 and 2000, respectively.............         461          425
  Paid-in capital...........................................     128,917      110,226
  Retained earnings.........................................     132,303      155,953
  Accumulated other comprehensive income-cumulative
     translation adjustment.................................       1,294       (4,378)
                                                                --------     --------
     Total Shareholders' Equity.............................     262,975      262,226
                                                                --------     --------
     Total Liabilities and Shareholders' Equity.............    $657,585     $671,034
                                                                ========     ========

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                              1998            1999            2000
                                                           ----------      ----------      ----------
REVENUE:
  Finance charges......................................    $   98,007      $   76,355      $   79,659
  Lease revenue........................................            --           1,034          13,019
  Premiums earned......................................        10,904          10,389           9,467
  Gain on sale of advance receivables, net.............           685              --              --
  Other income.........................................        32,753          28,277          21,633
                                                           ----------      ----------      ----------
     Total revenue.....................................       142,349         116,055         123,778
                                                           ----------      ----------      ----------
COSTS AND EXPENSES:
  Operating expenses...................................        59,004          56,104          50,108
  Provision for credit losses..........................        16,405          56,172          11,251
  Provision for claims.................................         3,734           3,498           2,984
  Depreciation of leased assets........................            --             569           7,004
  Valuation adjustment on retained interest in
     securitization....................................            --          13,517              --
  Interest.............................................        25,565          16,576          16,431
                                                           ----------      ----------      ----------
     Total costs and expenses..........................       104,708         146,436          87,778
                                                           ----------      ----------      ----------
Other operating income:
  Gain on sale of subsidiary...........................            --          14,720              --
                                                           ----------      ----------      ----------
Operating income (loss)................................        37,641         (15,661)         36,000
  Foreign exchange loss................................          (116)            (66)            (11)
                                                           ----------      ----------      ----------
Income (loss) before provision for income taxes........        37,525         (15,727)         35,989
  Provision (credit) for income taxes..................        12,559          (5,041)         12,339
                                                           ----------      ----------      ----------
Net income (loss)......................................    $   24,966      $  (10,686)     $   23,650
                                                           ----------      ----------      ----------
Net income (loss) per common share:
  Basic................................................    $     0.54      $    (0.23)     $     0.54
                                                           ==========      ==========      ==========
  Diluted..............................................    $     0.53      $    (0.23)     $     0.53
                                                           ==========      ==========      ==========
Weighted average shares outstanding:
  Basic................................................    46,190,208      46,222,730      43,879,577
  Diluted..............................................    46,960,290      46,222,730      44,219,876

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                (DOLLARS IN THOUSANDS)
                                                                                                     ACCUMULATED
                                         TOTAL       COMPREHENSIVE                                      OTHER
                                     SHAREHOLDERS'      INCOME       COMMON   PAID-IN    RETAINED   COMPREHENSIVE
                                        EQUITY          (LOSS)       STOCK    CAPITAL    EARNINGS      INCOME
                                     -------------   -------------   ------   --------   --------   -------------
Balance -- December 31, 1997......     $248,991                       $461    $128,336   $118,023      $ 2,171
  Comprehensive income:
    Net income....................       24,966        $ 24,966                            24,966
                                                       --------
    Other comprehensive income:
      Foreign currency translation
         adjustment...............          726             726                                            726
      Tax on other comprehensive
         income...................                         (254)
                                                       --------
      Other comprehensive
         income...................                          472
                                                       --------
  Total comprehensive income......                       25,438
                                                       ========
  Stock options exercised.........        1,430                          2       1,428
  Dealer stock option plan........          150                                    150
                                       --------                       ----    --------   --------      -------
Balance -- December 31, 1998......      276,263                        463     129,914    142,989        2,897
  Comprehensive income:
    Net income (loss).............      (10,686)        (10,686)                          (10,686)
                                                       --------
    Other comprehensive income:
      Foreign currency translation
         adjustment...............       (1,603)         (1,603)                                        (1,603)
      Tax on other comprehensive
         loss.....................                          561
                                                       --------
      Other comprehensive loss....                       (1,042)
                                                       --------
  Total comprehensive loss........                      (11,728)
                                                       ========
  Repurchase and retirement of
    common stock..................       (1,510)                        (3)     (1,507)
  Stock options exercised.........          380                          1         379
  Dealer stock option plan........          131                                    131
                                       --------                       ----    --------   --------      -------
Balance -- December 31, 1999......      262,975                        461     128,917    132,303        1,294
  Comprehensive income:
    Net income....................       23,650          23,650                            23,650
                                                       --------
    Other comprehensive income:
      Foreign currency translation
         adjustment...............       (5,672)         (5,672)                                        (5,672)
      Tax on other comprehensive
         income...................                        1,985
                                                       --------
      Other comprehensive loss....                       (3,687)
                                                       --------
  Total comprehensive income......                     $ 19,963
                                                       ========
  Repurchase and retirement of
    common stock..................      (18,851)                       (36)    (18,815)
  Stock options exercised.........           79                                     79
  Dealer stock option plan........           45                                     45
                                       --------                       ----    --------   --------      -------
Balance -- December 31, 2000......     $262,226                       $425    $110,226   $155,953      $(4,378)
                                       ========                       ====    ========   ========      =======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      (DOLLARS IN THOUSANDS)
                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  1998         1999         2000
                                                                ---------    ---------    ---------
Cash Flows From Operating Activities:
  Net Income (loss).........................................    $  24,966    $ (10,686)   $  23,650
  Adjustments to reconcile cash provided by operating
    activities --
    Gain on sale of subsidiary..............................           --      (14,720)          --
    Provision (credit) for deferred income taxes............       (3,518)      (1,298)         934
    Depreciation............................................        3,793        4,128        3,727
    Depreciation on operating lease vehicles................           --          461        5,508
    Amortization on deferred leasing costs..................           --          108        1,512
    Gain on sale of advance receivables, gross..............       (1,261)          --           --
    Valuation adjustments on retained interest in
      securitization........................................           --       13,517           --
    Amortization of retained interest in securitization.....         (951)      (1,586)        (209)
    Gain on retirement of property and equipment............           --         (543)          --
    Provision for credit losses.............................       16,405       56,172       11,251
    Dealer stock option plan expense........................          150          131           45
  Change in operating assets and liabilities --
    Accounts payable and accrued liabilities................         (137)       1,028        2,377
    Income taxes payable....................................          776         (776)          --
    Income taxes receivable.................................           --      (12,686)      12,335
    Lease payment receivable................................           --         (245)      (2,723)
    Unearned insurance premiums, insurance reserves and
      fees..................................................        1,736        1,783       (2,060)
    Deferred dealer enrollment fees, net....................         (125)         299          874
    Other assets............................................       13,878        1,703        2,163
                                                                ---------    ---------    ---------
      Net cash provided by operating activities.............       55,712       36,790       59,384
                                                                ---------    ---------    ---------
Cash Flows From Investing Activities:
  Principal collected on installment contracts receivable...      368,873      315,823      305,630
  Advances to dealers and payments of dealer holdbacks......     (290,605)    (295,587)    (298,447)
  Net proceeds from sale of advance receivables.............       49,275           --           --
  Operating lease acquisitions..............................           --       (8,538)     (39,254)
  Deferred costs from lease acquisitions....................           --       (1,069)      (5,954)
  Operating lease liquidations..............................           --           87        4,074
  Net Purchases (sales) of investments held to maturity.....        8,314          (47)         375
  Decrease in floor plan receivables -- affiliates..........        7,047        1,998        2,618
  (Increases) decrease in floor plan
    receivables -- non-affiliates...........................       (1,318)      (3,419)       4,768
  (Increases) decrease in notes receivable -- affiliates....         (120)        (412)         116
  Increases in notes receivable -- non-affiliates...........         (927)        (920)      (3,491)
  Proceeds from sale of subsidiary..........................           --       16,147           --
  Purchases of property and equipment.......................       (3,581)      (4,821)      (3,902)
  Proceeds from sale of property and equipment..............           --        5,192           --
                                                                ---------    ---------    ---------
      Net cash provided by (used in) investing activities...      136,958       24,434      (33,467)
                                                                ---------    ---------    ---------
Cash Flows From Financing Activities:
  Repayment of mortgage payable.............................         (233)        (397)        (625)
  Repayment of senior notes.................................      (38,985)    (105,586)     (14,631)
  Net borrowings (repayments) under line of credit
    agreements..............................................     (133,650)     (42,073)      51,102
  Proceeds from secured financings..........................           --       97,720       63,850
  Repayments of secured financings..........................           --      (14,523)    (102,008)
  Proceeds from mortgage loan refinancing...................           --        5,046           --
  Proceeds from stock options exercised.....................        1,430          380           79
  Repurchase of common stock................................           --       (1,510)     (18,851)
                                                                ---------    ---------    ---------
      Net cash used in financing activities.................     (171,438)     (60,943)     (21,084)
                                                                ---------    ---------    ---------
      Effect of exchange rate changes on cash...............          726       (1,603)      (5,672)
                                                                ---------    ---------    ---------
      Net increase (decrease) in cash and cash
         equivalents........................................       21,958       (1,322)        (839)
Cash and cash equivalents beginning of period...............          929       22,887       21,565
                                                                ---------    ---------    ---------
Cash and Cash Equivalents End of Period.....................    $  22,887    $  21,565    $  20,726
                                                                =========    =========    =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest..................    $  23,142    $  18,593    $  15,092
                                                                =========    =========    =========
  Cash paid during the period for income taxes..............    $  17,812    $   8,451    $  12,958
                                                                =========    =========    =========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Principal Business. Credit Acceptance Corporation and its subsidiaries ("CAC" or the "Company") is a specialized financial services company which provides funding, receivables management, collection, sales training and related products and services to automobile dealers located in the United States, the United Kingdom, Canada and Ireland. The Company assists such dealers by providing an indirect source of financing for consumers with limited access to traditional sources of consumer credit. Installment contracts originated and assigned to the Company by automobile dealers are generally considered to have a high risk of default. To a lesser extent, CAC provides a vehicle lease program, inventory floor plan financing, working capital loans for dealers and financing to dealers operating in-house dealer financing programs. The inventory floor plan financing and working capital loans are secured by inventory and the related cash collections owed to the dealer by CAC, while the in-house dealer financing programs are secured by the related installment contracts receivable.

     Credit Acceptance Corporation UK Limited, CAC of Canada Limited and Credit Acceptance Corporation of Ireland Limited are all wholly-owned subsidiaries of the Company that operate in their respective countries. These subsidiary companies offer essentially the same dealer programs as are offered in the United States with the exception of the leasing program, which is currently not offered in the United Kingdom and Ireland.

     When the Company finances installment contracts, the dealer assigns title to the installment contract and the security interest in the vehicle to the Company. At the time it accepts the assignment of a contract, CAC records the gross amount of the contract as a gross installment contract receivable. The Company records the amount of its servicing fee as an unearned finance charge with the remaining portion recorded as a dealer holdback (the gross amount of the contract less the unearned finance charge). At the time of acceptance, contracts that meet certain criteria are eligible for a cash advance, which is computed on a formula basis. Advances are non-interest bearing and are secured by the cash collections on all of the installment contracts receivable assigned from an individual dealer. Dealer advances are netted against dealer holdbacks in the accompanying consolidated financial statements, as dealer holdbacks are not paid until such time as all advances related to such dealer have been recovered.

     CAC collects the scheduled monthly payments based on contractual arrangements with the consumer. Monthly cash collections are remitted to the dealer subject to the Company first: (i) being reimbursed for certain collection costs associated with all installment contracts originated by such dealer; (ii) reducing the collections by the Company's servicing fee (typically 20% of the aggregate monthly receipts after collection costs); and (iii) recovering the aggregate advances made to such dealer.

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

     Automotive Leasing. Through its automotive leasing business, the Company purchases used vehicle leases originated by dealers participating in the Company's automotive leasing programs. The program is designed to provide select franchised new vehicle dealers with a leasing alternative for Non-prime Consumers with limited access to traditional sources of consumer credit. Under the Company's leasing program, the Company purchases vehicle leases from the dealer for an amount that is generally based on the value of the vehicle as determined by industry guidebooks, assumes ownership of the related vehicle from the dealer and takes title to the vehicle. This program differs from the Company's principal business in that, as these leases are purchased outright, the Company does not have any potential liability to the dealer for future collections after the purchase of the lease. Additionally, the customer is required to remit a security deposit to the Company at lease origination. Pursuant to the dealer lease agreement, the dealer represents that it will only submit contracts that satisfy criteria established by the Company and comply with applicable state, federal and foreign laws and regulations. Customer payments are applied toward the customer's outstanding lease receivable. At lease termination, the Company is responsible for the ultimate disposal of the vehicle, which is sold back to the dealer or the customer or at an auction.

     Ancillary Products and Services. Buyers Vehicle Protection Plan, Inc. ("BVPP") and CAC Reinsurance, Ltd. ("CAC Reinsurance"), both wholly-owned subsidiaries of the Company, provide additional services to participating dealers.

     BVPP administers short-term limited extended service contracts offered by participating dealers. In connection therewith, BVPP bears the risk of loss for any repairs covered under the service contract. In 2000, the Company changed accounting methods to recognize income and related expense for the service contract program on an accelerated basis over the life of the service contract. Previously, the income and related expenses were recorded on a straight-line basis over the life of the service contracts. The change was based on an analysis of historical claims experience and made to more accurately match the timing of the income and expenses pertaining to the service contracts. The change in accounting method was immaterial to the current financial statements and is not expected to have a material impact on subsequent periods. In addition, BVPP has relationships with third party service contract providers that pay BVPP a fee on service contracts included on installment contracts financed through participating dealers. BVPP does not bear any risk of loss for covered claims on these third party service contracts. The income from the non-refundable fee is recognized upon acceptance of the installment contract. The Company advances to dealers an amount equal to the purchase price of the vehicle service contract on contracts accepted by the Company that includes vehicle service contracts.

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

     Other Services -- Installment Contract Purchase Program. In the United States, the Company offers an installment contract purchase program to public vehicle auctions and dealers, which sell vehicles to Non-prime Consumers. An affiliated consulting company administers the marketing of the program and is paid a commission on ancillary products sold and financed by the Company. The Company purchases the contracts for the amount financed under the contract less a fee. The contracts are purchased without recourse to the auctions and dealers.

     Significant accounting policies are described in the following paragraphs.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

REPORTABLE BUSINESS SEGMENTS

     The Company is organized into three primary business segments: CAC North America, CAC United Kingdom and CAC Automotive Leasing. See Note 13 for information regarding the Company's reportable segments.

USE OF ESTIMATES

     The accounting and reporting policies of the Company require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounts which are subject to such estimation techniques include the reserve against advances, the allowance for credit losses, the retained interest in securitization and the residual reserve on leased assets. Actual results could differ from those estimates.

DERIVATIVE INSTRUMENTS

     The Company purchases interest rate cap and floor agreements to manage its interest rate risk on its secured financings. The Company does not hold or issue derivative financial instruments for trading purposes. Premiums paid for interest rate caps are amortized to interest expense over the terms of the related debt obligations.

     The derivative agreements generally match the notional amounts of the hedged debt to assure the effectiveness of the derivatives in reducing interest rate risk. As of December 31, 2000, the following interest rate cap agreements were outstanding:

                                  COMMERCIAL PAPER
NOTIONAL AMOUNT                       CAP RATE                     TERM
---------------                   ----------------    -------------------------------
 $ 2,653,755 .................          7.5%          July 1998 through October 2001
  22,627,295 .................          7.5%          July 1999 through August 2003
  16,723,509 .................          7.5%          December 1999 through June 2003
  14,381,345 .................          8.5%          August 2000 through August 2004

     As of December 31, 2000, the following interest rate floor agreement was outstanding:

                                     COMMERCIAL PAPER
NOTIONAL AMOUNT                         FLOOR RATE                   TERM
---------------                      ----------------    -----------------------------
 $22,627,295 ....................          4.79%         July 1999 through August 2003

     The Company is exposed to credit risk in the event of nonperformance by the counterparty to its interest rate cap agreements. The Company anticipates that its counterparty will fully perform their obligations under the agreements. The Company manages credit risk by utilizing a financially sound counterparty.

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

     The Company will assess and address the potential impact to CAC that may result from the euro conversion, as the Company has operations in both the United Kingdom and Ireland. These issues include, but are not limited to: (i) the technical challenges to adapt information systems to accommodate euro transactions; (ii) the impact on currency exchange rate risks; (iii) the impact on existing contracts; and (iv) tax and accounting implications. The Company expects that the euro conversion will not have a material adverse impact on its consolidated financial condition or results of operations.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.

INVESTMENTS

     Investments consist principally of short-term money market funds and U.S. Treasury securities which the Company has both the intent and the ability to hold to maturity.

INSTALLMENT CONTRACTS RECEIVABLE

     Installment contracts receivable are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event that the consumer defaults on the payment terms of the contract. Repossessed collateral is valued at the lower of the carrying amount of the receivable or estimated fair value, less estimated costs of disposition, and is classified in installment contracts receivable on the balance sheets. At December 31, 1999 and 2000, repossessed assets totaled approximately $5.5 million and $5.6 million, respectively. The Company's policy for non-accrual loans is 90 days measured on a recency basis (no material payments received). The Company writes-off delinquent installment contracts at nine months on a recency basis.

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

RESERVE ON ADVANCES

     When a participating dealer assigns an installment contract to the Company, the Company generally pays a cash advance to the dealer. These advance balances represent the Company's primary risk of loss related to the finding activity with the dealers. The Company maintains a reserve against advances to dealers that are not expected to be recovered through collections on the related installment contract portfolio. For purposes of establishing the reserve, the present value of estimated future collections on installment contracts are compared to the advance balance. The discount rate used for present value purposes is equal to the rate of return expected upon origination of the advance. The Company's Loan Servicing System allows the Company to estimate future collections for each dealer pool using historical loss experience and a dealer-by-dealer static pool analysis. Future reserve requirements will depend in part on the magnitude of the variance between management's estimate of future collections and the actual collections that are realized. Estimating cash collections from the installment contracts receivable is complicated by the unusual payment patterns of the borrowers who generally cannot obtain traditional financing. The evaluation of the reserve against advances considers such factors as current delinquencies, the characteristics of the accounts, the value of the underlying collateral, the location of the borrower, general economic conditions and trends among other information. Although the Company uses many resources to assess the adequacy of the reserve against advances, actual losses may vary significantly from current estimates and the amount of provision, which is a current expense, may be either greater or less than actual charge offs. The Company charges off dealer advances against the reserve at such time, and to the extent, that the Company's static pool analysis determines that the advance is completely or partially impaired.

FLOOR PLAN RECEIVABLES

     CAC finances used vehicle inventories for automotive dealers. Amounts loaned are secured by the related inventories and any future cash collections owed to the dealer on outstanding retail installment contracts.

NOTES RECEIVABLE

     Notes receivable are primarily working capital loans to dealers and are due on demand. These notes receivable are secured by substantially all assets of the dealer including any future cash collections owed to the dealer on outstanding retail installment contracts.

ADVANCE RECEIVABLE SALES

     When the Company sells advance receivables in securitizations, it retains interest-only strips and servicing rights, all of which are retained interests in the securitized assets. Gain or loss on sale of the advance receivables depends in part on the previous carrying amount of advances, allocated between the portion sold and the portion retained in proportion to their relative fair value. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company generally estimates fair value based on the present value of future cash flows expected under management's best estimates of the key assumptions -- credit losses, timing of projected collections, and discount rates commensurate with the risks involved. The Company evaluates the fair value and potential impairment of its retained interest in securitization on a quarterly basis.

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

INVESTMENTS IN OPERATING LEASES, NET

     Leased assets are generally depreciated to their residual values on a straight-line basis over the scheduled lease term. The Company maintains an allowance for lease vehicle losses that consists of a repossession reserve and a residual reserve. The repossession reserve is intended to cover losses resulting from: i) earned but unpaid lease payment revenue; and ii) the difference between proceeds from vehicle disposals and the net book value. The residual reserve is intended to cover losses resulting from vehicle disposals at the end of the lease term. The residual values represent estimates of the asset values of the vehicles at the end of the lease contracts based on industry guidebooks and other information. . Realization of the residual values is dependent on the Company's future ability to market the vehicles under then prevailing market conditions.

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

     Lease Revenue. Income from operating lease assets is recognized on a straight-line basis over the scheduled lease term. Revenue recognition is suspended at the point the customer becomes three payments past due.

     Premiums Earned. Credit life and disability premiums and collision premiums are ceded to the Company on both an earned and written basis and are earned over the life of the contracts using the pro rata and sum-of-digits methods. In 2000, the Company changed accounting methods to recognize income and related expense for the service contract program on an accelerated basis over the life of the service contract. Previously, the income and related expenses were recorded on a straight-line basis over the life of the service contracts. The change was based on an analysis of historical claims experience and made to more accurately match the timing of the income and expenses pertaining to the service contracts. The change in accounting method was immaterial to the current financial statements and is not expected to have a material impact on subsequent periods.

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONCLUDED)

     Interest on notes receivable is recognized in income based on the outstanding monthly balance and is generally 5% to 18% per annum.

     Fees received by the Company for the sale of third party vehicle service contracts are recognized upon acceptance of the related installment contract receivable as the Company bears no further obligation.

CURRENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" (SFAS No. 138). This Statement addresses a limited number of issues causing implementation difficulties for numerous entities required to apply Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statements require that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and that those instruments be measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedging instrument. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. On January 1, 2001, the Company adopted SFAS No. 133 and SFAS No. 138 and at that time an after-tax amount associated with establishing the fair values of the derivative instruments on the balance sheet of approximately $9,500 was recorded as a increase in net income and other comprehensive income.

     In July 2000, the Emerging Issues Task Force ("EITF") finalized the provisions of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). EITF 99-20 sets forth rules for recognizing interest income and determining when securities must be written down to fair value in instances other than temporary impairments. EITF 99-20 will require the "prospective method" of adjusting the recognition of interest income when the anticipated cash flows have either increased or decreased. Anticipated cash flows can change as the result of factors such as prepayment rates and credit losses. Under the provisions of EITF 99-20, an impairment, other than a temporary impairment, must be recorded when the anticipated cash flows have decreased since the last estimate and the fair value of the retained interest is less than the carrying value. Any write-down associated with the implementation of EITF 99-20 would be reported as a "cumulative effect of a change in accounting principle" and would be reported on a prospective basis. On January 1, 2001, the Company adopted EITF 99-20. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces Statement of Accounting Standard No. 125 ("SFAS No. 125"), which bears the same title. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of the statement became effective for the Company's 2000 year-end reporting and include additional disclosure requirements and changes related to the recognition and reclassification of collateral. Based on current circumstances management believes the application of the new rules will not have a material impact on the Company's financial position, results of operations or liquidity.

RECLASSIFICATION

     Certain amounts for the prior periods have been reclassified to conform to the current presentation.

(2) FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate their value.

     Cash and Cash Equivalents. The carrying amount of cash and cash equivalents approximate their fair value due to the short maturity of these instruments.

     Investments. The carrying amount of the investments approximates their fair value due to the short maturity of these instruments.

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

     The fair value of interest rate caps represents the amount that the Company would receive to terminate the agreement, taking into account current interest rates, which was immaterial as of December 31, 1999 and 2000.

     A comparison of the carrying value and fair value of these financial instruments is as follows (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------
                                                   1999                      2000
                                          ----------------------    ----------------------
                                          CARRYING                  CARRYING
                                           AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                          --------    ----------    --------    ----------
Cash and cash equivalents.............    $ 21,565     $ 21,565     $ 20,726     $ 20,726
Investments -- held to maturity.......       1,126        1,126          751          751
Installment contracts receivable,
  net.................................     565,983      565,983      564,260      564,260
Floor plan receivable.................      15,492       15,492        8,106        8,106
Notes receivable......................       3,610        3,610        6,985        6,985
Retained interest in securitization...       4,105        4,105        5,001        5,001
Senior notes..........................      30,579       30,491       15,948       15,908
Lines of credit.......................      36,994       36,994       88,096       88,096
Mortgage loan payable to bank.........       8,215        8,215        7,590        7,590
Secured financing.....................      83,197       83,197       45,039       45,039
Dealer holdbacks, net.................     202,143      202,143      214,468      214,468

     A portion of the Company's cash and cash equivalents are restricted pursuant to: (i) the secured financings of advance receivables totaling $10.4 million and $6.9 million at December 31, 1999 and 2000, respectively; and (ii) the reinsurance agreements, totaling $5.5 million and $3.7 million at December 31, 1999 and 2000, respectively.

(2) FINANCIAL INSTRUMENTS -- (CONCLUDED)

     All investments are categorized as held-to-maturity. Pursuant to reinsurance agreements, the Company is required to hold short-term investments in a trust account. The restricted investments totaled approximately $1.0 million and $0.6 million at December 31, 1999 and 2000, respectively.

(3) INSTALLMENT CONTRACTS RECEIVABLE

     Installment contracts generally have initial terms ranging from 24 to 48 months and are collateralized by the related vehicles. The initial average term of an installment contract was approximately 31 months in 1998 and 32 months in each of 1999 and 2000. As of December 31, 1999 and 2000, the accrual of finance charge revenue has been suspended, and fully reserved for, on approximately $156.5 million and $145.5 million of delinquent installment contracts, respectively. Installment contracts receivable consisted of the following (in thousands):

                                                           AS OF DECEMBER 31,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
Gross installment contracts receivable...................  $679,247   $674,402
Unearned finance charges.................................   (99,174)   (98,214)
Unearned insurance premiums, insurance reserves and
  fees...................................................    (9,348)    (7,288)
                                                           --------   --------
Installment contracts receivable.........................  $570,725   $568,900
                                                           ========   ========
Non-accrual installment contracts as a percent of total
  gross installment contracts............................      23.0%      21.6%
                                                           ========   ========

     A summary of changes in gross installment contracts receivable is as follows (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                ------------------------------------
                                                   1998         1999         2000
                                                ----------    ---------    ---------
Balance -- beginning of period..............    $1,254,858    $ 794,831    $ 679,247
Gross amount of installment contracts
  accepted..................................       580,578      533,111      548,024
Gross installment contracts underlying
  advance receivables securitized...........       (98,591)          --           --
Cash collections on installment contracts
  accepted..................................      (493,900)    (409,742)    (395,061)
Charge offs.................................      (449,870)    (234,167)    (144,828)
Currency translation........................         1,756       (4,786)     (12,980)
                                                ----------    ---------    ---------
Balance -- end of period....................    $  794,831    $ 679,247    $ 674,402
                                                ==========    =========    =========

     A summary of the allowance for credit losses is as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                       -----------------------------
                                                        1998       1999       2000
                                                       -------    -------    -------
Balance -- beginning of period.....................    $13,119    $ 7,075    $ 4,742
Provision for loan losses..........................      3,432      1,205      1,647
Allowance on installment contracts underlying
  advance receivables securitized..................     (1,107)        --         --
Charge offs, net...................................     (8,392)    (3,489)    (1,688)
Currency translation...............................         23        (49)       (61)
                                                       -------    -------    -------
Balance -- end of period...........................    $ 7,075    $ 4,742    $ 4,640
                                                       =======    =======    =======

(3) INSTALLMENT CONTRACTS RECEIVABLE -- (CONCLUDED)

     Recoveries related to charged off contracts are primarily the result of the recovery of earned but unpaid finance charges and are netted against charge-offs.

     The Company's financing and service program allows dealers to establish the interest rate on contracts, which typically is the maximum rate allowable by the state or country in which the dealer is doing business.

(4) ADVANCE RECEIVABLE SALES

     On July 8, 1998, the Company completed a $50 million securitization of advance receivables. The installment contracts supporting the dealer advances that were sold included contracts with origination dates ranging from July 1990 to June 1998, with a weighted average age of 15 months as of the date of the transaction. The amount of such contracts included on the Company's balance sheet as of June 30, 1998 was $98.6 million, of which $43.8 million was in non-accrual status. Pursuant to this transaction, the Company contributed dealer advances having a carrying value of approximately $56 million and received approximately $49.3 million in financing from an institutional investor. The debt is non-recourse to the Company and bears interest at the applicable commercial paper rate plus 1% with a maximum of 7.5%. The commercial paper may be issued for terms of between 1 and 270 days. As of December 31, 2000, the debt is anticipated to fully amortize within 6 months. The Company initially recognized a gain on the transaction of approximately $685,000 which represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company's carrying amount of the dealer advances, plus the present value of the estimated cash flows to be received by the Company. In determining the gain on the sale of receivables and the estimated fair value of the Company's retained interest in securitization, the Company assumed an excess cash flow discount rate of 15%, cumulative credit losses of 14% on the related installment contracts receivable (which is less than the Company would have incurred had these assets been securitized when originated) and an interest rate of 7.5% on the underlying debt. The excess cash flows result from the amount by which projected collections on the installment contracts exceeds (i) the principal and interest to be paid to the institutional investor and (ii) the amount of dealer holdback due to dealers.

     In the securitization, the Company retained servicing responsibilities and subordinated interests. The Company receives monthly servicing fees of 4% of the collections on the installment contracts receivable, and rights to future cash flows arising after the investor has received the return for which they are contracted. The present value of estimated cash flows has been recorded by the Company as a retained interest in securitization of $4.1 and $5.0 million as of December 31, 1999 and 2000, respectively. The investors have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are generally restricted until investors have been fully paid and are subordinate to investors' interests.

     The Company received servicing fees of approximately $815,000, $1,040,000 and $467,000 in 1998, 1999 and 2000, respectively. The Company also received approximately $3.2 million and $1.4 million in 1999 and 2000, respectively to be distributed to dealers for the payment of dealer holdbacks.

     The Company recorded a $13.5 million valuation adjustment in 1999 on the retained interest in securitization. The retained interest in securitization represents an accounting estimate based on several variables including the amount and timing of collections on the underlying installment contracts receivable, the amount and timing of projected dealer holdback payments and interest costs. The Company regularly reviews the actual performance of these variables against the assumptions used to record the retained interest. This evaluation led to a reassessment of the timing and amount of collections on the installment contracts underlying the securitized advances and the resulting $13.5 million write down in 1999. For purposes of valuing the retained interest as of December 31, 2000, the Company assumed an excess cash flow discount rate of 15% and an interest rate of 7.5% on the underlying debt.

     The Company estimates that it will exercise its clean up call option for the securitization in the second quarter of 2001 and that the recorded value of the Company's retained interest will be realized in full.

(5) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                                1999       2000
                                                               -------    -------
Land.......................................................    $ 2,587    $ 2,587
Building and improvements..................................      6,804      7,069
Data processing equipment..................................     17,828     21,295
Office furniture & equipment...............................      2,292      2,468
Leasehold improvements.....................................        706        700
                                                               -------    -------
                                                                30,217     34,119
Less accumulated depreciation..............................     11,974     15,701
                                                               -------    -------
                                                               $18,243    $18,418
                                                               =======    =======

     Depreciation expense on property and equipment was $3,793,000, $4,128,000 and $3,727,000 in 1998, 1999 and 2000, respectively.

(6) LEASED PROPERTIES

PROPERTY LEASED TO OTHERS

     The Company leases part of its headquarters to outside parties under non-cancelable operating leases. This activity is not a significant part of its business activities. Rental income, which is included in other income, is recognized on a straight-line basis over the related lease term. Rental income on leased property was $997,000, $1,105,000 and $1,075,000 for 1998, 1999 and
2000, respectively.

PROPERTY LEASED FROM OTHERS

     The Company utilizes leases in its day-to-day operations for administrative offices and office equipment. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

     Total rental expense on all operating leases was $388,000, $499,000 and $335,000 for 1998, 1999 and 2000, respectively. Contingent rentals under the operating leases were insignificant. Minimum future lease commitments under operating leases are as follows:

2001........................................................    $  358,000
2002........................................................       359,000
2003........................................................       359,000
2004........................................................       225,000
2005........................................................       198,000
Thereafter..................................................       313,000
                                                                ----------
  Total minimum lease commitments...........................    $1,812,000
                                                                ==========

(7) INVESTMENTS IN OPERATING LEASES

     The composition of net investment in operating leases consisted of the following at December 31 (in thousands):

                                                               1999         2000
                                                              ------       -------
Gross leased assets.......................................    $8,443       $42,449
Accumulated depreciation..................................      (453)       (5,283)
Gross deferred costs......................................     1,061         6,245
Accumulated amortization of deferred costs................      (108)       (1,435)
Lease payments receivable.................................       245         2,968
                                                              ------       -------
Investment in operating leases............................     9,188        44,944
Less: Allowance for lease vehicle losses..................       (91)       (2,023)
                                                              ------       -------
Investment in operating leases, net.......................    $9,097       $42,921
                                                              ======       =======

     A summary of changes in gross leased assets is as follows (in thousands):

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                               1999         2000
                                                              ------       -------
Balance -- beginning of period............................    $   --       $ 8,443
Gross operating leases originated.........................     8,538        39,254
Operating lease liquidations..............................       (95)       (5,258)
Currency translation......................................        --            10
                                                              ------       -------
Balance -- end of period..................................    $8,443       $42,449
                                                              ======       =======

     A summary of the allowance for lease vehicle losses is as follows (in thousands):

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                               1999         2000
                                                              ------       -------
Balance -- beginning of period............................    $   --       $    91
Provision for lease vehicle losses........................        99         3,013
Charge offs...............................................        (8)       (1,081)
                                                              ------       -------
Balance -- end of period..................................    $   91       $ 2,023
                                                              ======       =======

     Future minimum rentals on vehicles leased at December 31, 2000 are $21.2 million, $19.4 million, $6.9 million and $186,000 in 2001, 2002, 2003 and 2004, respectively.

(8) DEBT

SENIOR NOTES

     As of December 31, 2000, the Company had $7,995,000, $5,290,000 and
$2,663,000 in outstanding borrowings under the three series of Senior Notes issued to various insurance companies in 1994, 1996 and 1997, respectively. The Notes are secured through a lien on most of the Company's assets on an equal and ratable basis with the Company's credit agreement and require semi-annual interest payments and annual payments of principal. The final payments are due November 1, 2001, July 1, 2001 and October 1, 2001 for the 1994, 1996 and 1997
series of Senior Notes, respectively. The interest rates at December 31, 1999 were 9.87%, 8.99% and 8.77% and increased on January 15, 2000 to 10.37%, 9.49%
and 9.27% for the 1994, 1996 and 1997 series of Senior Notes, respectively.

MORTGAGE LOAN PAYABLE

     The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. During 1999, the Company refinanced this loan, borrowing an additional $5.0 million of principal. There was $8,215,000 and $7,590,000 outstanding on this loan as of December 31, 1999 and 2000, respectively. The refinanced loan matures on May 1, 2004, requires monthly payments of principal and interest and bears interest at a fixed rate of 7.07%.

SECURED FINANCING

     On July 21, 1999 and August 8, 2000, the Company completed two secured financings of advance receivables for $50 million and $65 million, respectively, receiving a total of approximately $113.4 million in financing from an institutional investor. The secured financings are secured by dealer advances having a carrying value as of the date of the transactions of approximately $62.4 million and $82.4 for the July 1999 and August 8, 2000 secured financings, respectively. The secured financings are non-recourse to the Company and bear interest at the applicable commercial paper rate plus 70 basis points with a maximum of 7.5% for the July 21, 1999 financing and the applicable commercial paper rate plus 57.5 basis points with a maximum of 8.5% for the August 8, 2000 secured financing. The interest rates at December 31, 2000 on the July 1999 and August 2000 secured financings were 6.55% and 6.66%, respectively. The commercial paper may be issued for terms between 1 and 270 days. As of December 31, 2000, the July 1999 secured financing had an outstanding balance of approximately $7.4 million and was anticipated to fully amortize within nine months while the August 2000 secured financing has an outstanding balance of $37.6 million and is anticipated to fully amortize within eleven months.

LINES OF CREDIT

     The Company has a $115 million credit agreement with a commercial bank syndicate with a commitment period through June 12, 2001 subject to annual extensions for additional one year periods at the request of the Company and with the consent of each of the banks in the facility. The borrowings are secured by a lien on most of the Company's assets, including a pledge of the stock in its United Kingdom subsidiary, with interest payable at the Eurocurrency rate plus 1.4% or at the prime rate (9.5% as of December 31, 2000). The Eurocurrency borrowings may be fixed for periods of up to six months. The Company must pay an agent's fee of $36,000 annually and a commitment fee of .60% quarterly on the amount of the commitment. In addition, when outstanding borrowings under the commitment exceed 50% of the amount of the commitment, the Company must pay, quarterly, a fee equal to .25% on the amount outstanding under the commitment. As of December 31, 2000, there was approximately $87.2 million outstanding under this facility. The maximum amount outstanding was approximately $81.4 million and $107.6 million in 1999 and 2000, respectively. The weighted average balance outstanding was $49.5 million and $73.6 million in 1999 and 2000, respectively.

     The Company also has a 2.0 million British pound sterling line of credit agreement with a commercial bank in the United Kingdom, which is used to fund the day to day cash flow requirements of the Company's United Kingdom subsidiary. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank, with interest payable at the greater of the United Kingdom bank's base rate (6.0% as of December 31, 2000) plus 65 basis points or at the LIBOR rate plus 56.25 basis points. The rates may be fixed for periods of up to six months. As of December 31, 2000, there was approximately
0.8 million British pounds ($553,000) outstanding under this facility, which matures on October 31, 2001. The maximum amount outstanding was 2.3 million British pounds ($3.7 million) and 2.1 million British pounds ($3.0 million) in 1999 and 2000, respectively. The weighted average balance outstanding was 1.4 million British pounds ($2.3 million) and 1.2 million British pounds ($1.9 million) in 1999 and 2000, respectively.

(8) DEBT -- (CONCLUDED)

     The Company also has a 1,000,000 Canadian dollar line of credit with a commercial bank in Canada, which is used to fund the day to day cash flow requirements of the Company's Canadian subsidiary. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank, with interest payable at the LIBOR rate plus 1.4% or at the Canadian bank's prime rate (7.5% at December 31, 2000). Additionally, the Company must pay a commitment fee of .60% quarterly on the amount of the commitment. As of December 31, 2000, there was approximately 477,000 Canadian dollars ($318,000) outstanding under the facility, which matures on June 9, 2001.

     The weighted average interest rate on line of credit borrowings outstanding was 7.5% and 7.8% as of December 31, 1999 and 2000, respectively.

PRINCIPAL DEBT MATURITIES

     The scheduled principal maturities of the Company's long-term debt at December 31, 2000 are as follows (in thousands):

2001........................................................    $61,659
2002........................................................        723
2003........................................................        776
2004........................................................      5,419
                                                                -------
                                                                $68,577
                                                                =======

     Included in scheduled principal maturities are anticipated maturities of secured financing debt. The maturities of this debt are dependent on the timing of cash collections on the contributed installment contracts receivable, the amounts due to dealers for payments of dealer holdback and changes in interest rates on the commercial paper. Such amounts included in the table above for 2001 are $45.0 million .

DEBT COVENANTS

     The Company must comply with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants limit the ratio of debt to equity, the ratio of earnings before interest, taxes and non-cash expenses to fixed charges, the Company's investment in its subsidiaries, the ratio of debt to advances, the ratio of debt to gross installment contracts receivable and the ratio of advances to installment contracts receivable, and require that the Company maintain specified minimum levels of net worth.

(9) DEALER HOLDBACKS AND RESERVE ON ADVANCES

     Dealer holdbacks consisted of the following (in thousands):

                                                             1999         2000
                                                           ---------    ---------
Dealer holdbacks.......................................    $ 540,799    $ 537,679
Less: advances (net of reserve of $4,239 and $6,788 in
  1999 and 2000, respectively).........................     (338,656)    (323,211)
                                                           ---------    ---------
Dealer holdbacks, net..................................    $ 202,143    $ 214,468
                                                           =========    =========

(9) DEALER HOLDBACKS AND RESERVE ON ADVANCES -- (CONCLUDED)

     A summary of the change in the reserve against advances (classified with net dealer holdbacks in the accompanying balance sheets) is as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                       1998        1999       2000
                                                      -------    --------    -------
Balance -- beginning of period....................    $16,369    $ 19,954    $ 4,329
Provision for advance losses......................     12,973      54,868      6,591
Advance reserve fees..............................        181           8         --
Charge offs, net..................................     (9,744)    (70,353)    (4,104)
Currency translation..............................        175        (148)       (28)
                                                      -------    --------    -------
Balance -- end of period..........................    $19,954    $  4,329    $ 6,788
                                                      =======    ========    =======

     During the third quarter of 1999, the Company recorded a non-cash charge of $47.3 million to reflect the impact of collections on loan pools originated primarily in 1995, 1996 and 1997 falling below previous estimates, indicating impairment of advance balances associated with these pools. While previous loss curves indicated that loans originated in 1995, 1996 and 1997 would generate lower overall collection rates than loans originated in prior years, in the third quarter of 1999 the loss curves indicated that collection rates on these pools will be lower than previously estimated. Future reserve requirements will depend in part on the magnitude of the variance between management's estimate of future collections and the actual collections that are realized. The Company charges off dealer advances against the reserve at such time and to the extent that the Company's static pool analysis determines that the advance is completely or partially impaired.

(10) RELATED PARTY TRANSACTIONS

     In the normal course of its business, the Company regularly accepts assignments of installment contracts originated by affiliated dealers owned by:
(i) the Company's majority shareholder; and (ii) from another Company executive. Installment contracts accepted from affiliated dealers were approximately $10.0 million, $9.3 million and $6.9 million in 1998, 1999 and 2000, respectively. Remaining installment contracts receivable from affiliated dealers represented approximately 2.1% and 1.7% of the gross installment contracts receivable balance as of December 31, 1999 and 2000, respectively. The Company accepted installment contracts from affiliated dealers and nonaffiliated dealers on the same terms. Dealer holdbacks from contracts accepted from affiliated dealers were approximately $8.0 million, $7.4 million and $5.5 million in 1998, 1999 and 2000 respectively.

     The Company regularly purchases operating lease contracts originated by affiliated dealers owned by the Company's majority shareholder and originated by affiliated dealers owned by a Company executive. Lease contracts accepted from affiliated dealers were $5.8 million and $10.1 million in 1999 and 2000, respectively. Affiliated dealers originated approximately 60.4% and 22.6% of the value of leasing contracts purchased and approximately 63.6% and 24.8% of the number of leasing contracts purchased by the Company during 1999 and 2000, respectively.

     The Company receives interest income and fees from affiliated dealers on floor plan receivables and notes receivable. Total income earned was $1,187,000, $679,000 and $62,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

     The Company shares certain expenses including payroll and related benefits, occupancy costs and insurance with its affiliated company owned by the Company's majority shareholder. For the years ended December 31, 1998, 1999 and 2000, the Company charged its affiliated company and majority shareholder approximately $248,000, $367,000 and $152,000 for such shared expenses incurred in its operations. This arrangement is covered under a services agreement. The agreement has an indefinite term, but may be terminated upon 30 days written notice by either party.

(11) INCOME TAXES

     The income tax provision (credit) consists of the following (in thousands):

                                                        {YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                       1998        1999       2000
                                                      -------    --------    -------
Income (loss) before provision (benefit) for
  income taxes:
  Domestic........................................    $26,635    $(21,090)   $28,602
  Foreign.........................................     10,890       5,363      7,387
                                                      -------    --------    -------
                                                      $37,525    $(15,727)   $35,989
                                                      =======    ========    =======
Domestic provision (benefit) for income taxes:
  Current.........................................    $12,507    $ (5,470)   $ 9,125
  Deferred........................................     (3,179)     (1,285)       900
Foreign provision (benefit) for income taxes:
  Current.........................................      3,570       1,727      2,280
  Deferred........................................       (339)        (13)        34
                                                      -------    --------    -------
Provision (credit) for income taxes...............    $12,559    $ (5,041)   $12,339
                                                      =======    ========    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

                                                               AS OF DECEMBER 31,
                                                               ------------------
                                                                1999       2000
                                                               -------    -------
Deferred tax assets:
  Allowance for credit losses..............................    $12,431    $13,095
  Reserve on advances......................................      1,177      2,283
  Allowance for leased vehicle losses......................         32        716
  Sale of advance receivables..............................      3,140      2,723
  Deferred dealer enrollment fees..........................        189        301
  Accrued warranty claims..................................        631        208
  Other, net...............................................      1,398      1,350
                                                               -------    -------
     Total deferred tax assets.............................     18,998     20,676
                                                               -------    -------
Deferred tax liabilities:
  Unearned finance charges.................................     27,203     28,449
  Accumulated depreciation.................................      1,135      2,705
  Deferred credit life and warranty costs..................        460        256
                                                               -------    -------
     Total deferred tax liabilities........................     28,798     31,410
                                                               -------    -------
     Net deferred tax liability............................    $ 9,800    $10,734
                                                               =======    =======

     No valuation allowances were considered necessary in the calculation of deferred tax assets as of December 31, 1999 and 2000.

(11) INCOME TAXES -- (CONCLUDED)

     A reconciliation of U.S. Federal statutory rate (credit) to the Company's effective tax rate (credit) were as follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                ----------------
                                                                1999        2000
                                                                -----       ----
U.S. federal statutory rate (credit)........................    (35.0)%     35.0%
  State income taxes........................................      3.8         --
  Foreign income taxes......................................     (1.0)      (0.8)
  Other.....................................................      0.1        0.1
                                                                -----       ----
Provision (credit) for income taxes.........................    (32.1)%     34.3%
                                                                =====       ====

     Deferred U.S. federal income taxes and withholding taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries as such amounts are considered to be permanently reinvested. The cumulative undistributed earnings at December 31, 2000 on which the Company had not provided additional national income taxes and withholding taxes were approximately $29.8 million.

(12) CAPITAL TRANSACTIONS

NET INCOME PER SHARE

     Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the total of the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents included in the computation represent shares issuable upon assumed exercise of stock options that would have a dilutive effect. The share effect is as follows:

                                                      YEARS ENDED DECEMBER 31,
                                               --------------------------------------
                                                  1998          1999          2000
                                               ----------    ----------    ----------
Weighted average common shares
  outstanding..............................    46,190,208    46,222,730    43,879,577
Common stock equivalents...................       770,082            --       340,299
                                               ----------    ----------    ----------
Weighted average common shares and common
  stock equivalents........................    46,960,290    46,222,730    44,219,876
                                               ==========    ==========    ==========

STOCK REPURCHASE PROGRAM

     In 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 1999. That program authorized the Company to purchase up to 1,000,000 common shares on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. On each of February 7, 2000, June 7, 2000, July 13, 2000 and November 10, 2000, the Company's Board of Directors authorized increases in the Company's stock repurchase program of an additional 1,000,000 shares. As of December 31, 2000, the Company has repurchased approximately 3.9 million shares of the 5.0 million shares authorized to be repurchased under this program at a cost of $20,361,000.

STOCK OPTION PLANS

     Pursuant to the Company's 1992 Stock Option Plan (the "1992 Plan"), the Company has reserved 8,000,000 shares of its common stock for the future granting of options to officers and other employees. The exercise price of the options is equal to the fair market value on the date of the grant. Options under the 1992 Plan generally become exercisable over a three to five year period, or immediately upon a change of control. In 1999 and 2000, the Company issued 1,369,500 and 28,500 options, respectively, that will vest only if certain performance targets are met. As it was not foreseeable that the performance targets would be met, no compensation expense was recorded for these performance-based options in 1999 or 2000. Nonvested performance options are forfeited upon termination of employment and otherwise expire ten years from the date of grant. Shares available for future grants totaled 115,559, 1,911,519 and 2,551,970 as of December 31, 1998, 1999 and 2000, respectively.

     Pursuant to the Company's Stock Option Plan for Dealers (the "Dealer Plan"), the Company has reserved 1,000,000 shares of its common stock for the future granting of options to participating dealers. The exercise price of the options is equal to the fair market value on the date of grant. The options become exercisable over a three year period. Nonvested options are forfeited upon the termination of the dealer's servicing agreement by the Company or the dealer and otherwise expire five years from the date of grant. Shares available for future grants totaled 478,385, 605,899 and 684,367 as of December 31, 1998, 1999 and 2000, respectively. Effective January 1, 1999, the Company suspended the granting of future options under the Dealer Plan.

     The Company accounts for the 1992 Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the 1992 Plan been recognized, the Company's net income (loss) and net income (loss) per share would have been negatively impacted as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                       1998        1999       2000
                                                      -------    --------    -------
Net income (loss):
  As reported.....................................    $24,966    $(10,686)   $23,650
  Pro forma.......................................     22,346     (12,800)    22,379
Net income (loss) per common share:
  As reported -- basic............................    $  0.54    $  (0.23)   $  0.54
  As reported -- diluted..........................       0.53       (0.23)      0.53
  Pro forma -- basic..............................       0.48       (0.28)      0.51
  Pro forma -- diluted............................       0.48       (0.28)      0.51

     The Company accounts for the compensation costs related to its grants under the Dealer Plan in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The sales and marketing cost that has been charged against income for the non-employee Dealer Plan was $150,000, $131,000 and $45,000 in 1998, 1999 and 2000, respectively.

     The fair value of each option granted included in the above calculations is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                    -----------------------------------
1992 PLAN                                             1998         1999         2000
---------                                           ---------    ---------    ---------
Risk-free interest rate.........................        5.25%        5.75%         6.0%
Expected life...................................    6.0 years    6.0 years    6.0 years
Expected volatility.............................       56.47%       56.47%       56.22%
Dividend yield..................................           0%           0%           0%

                                                                 YEAR ENDED
                                                                DECEMBER 31,
DEALER PLAN                                                         1998
-----------                                                     ------------
Risk-free interest rate.....................................         4.59%
Expected life...............................................     5.0 years
Expected volatility.........................................        56.25%
Dividend yield..............................................            0%

(12) CAPITAL TRANSACTIONS -- (CONCLUDED)
     Additional information relating to the stock option plans are as follows:

                                                        1992 PLAN                        DEALER PLAN
                                              ------------------------------    ------------------------------
                                                            WEIGHTED AVERAGE                  WEIGHTED AVERAGE
                                              NUMBER OF      EXERCISE PRICE     NUMBER OF      EXERCISE PRICE
                                               OPTIONS         PER SHARE         OPTIONS         PER SHARE
                                              ----------    ----------------    ----------    ----------------
Outstanding at December 31, 1997..........    3,244,236          $6.63            764,967          $17.76
  Options granted.........................    1,420,965           8.71             75,800            7.54
  Options exercised.......................     (178,372)          2.56                 --              --
  Options forfeited.......................     (569,458)          6.28           (368,585)          18.45
                                              ---------                          --------
Outstanding at December 31, 1998..........    3,917,371           7.62            472,182           15.60
  Options granted.........................    1,761,200           5.48                 --              --
  Options exercised.......................      (25,567)          4.10                 --              --
  Options forfeited.......................     (557,160)          9.08           (127,514)          14.15
                                              ---------                          --------
Outstanding at December 31, 1999..........    5,095,844           6.74            344,668           16.14
  Options granted.........................      156,300           5.72                 --              --
  Options exercised.......................      (24,233)          3.26                 --              --
  Options forfeited.......................     (796,751)          9.32            (78,468)          22.45
                                              ---------                          --------
Outstanding at December 31, 2000..........    4,431,160          $6.36            266,200          $14.28
                                              =========                          ========
Exercisable at December 31:
  1998....................................    1,251,152          $7.91            296,407          $17.85
  1999....................................    1,766,521           7.18            258,719           18.41
  2000....................................    2,085,569           6.78            241,961           14.95

     The weighted average fair value of options granted during 1998, 1999 and 2000 was $5.09, $3.13 and $3.07 respectively, for the 1992 Plan. The weighted average fair value of options granted for the Dealer Plan during 1998 was $3.98.

     The following tables summarize information about options outstanding at December 31, 2000:

                                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                        -------------------------------------------------------      ---------------------------------
                        OUTSTANDING      WEIGHTED-AVERAGE                            EXERCISABLE
       RANGE OF            AS OF            REMAINING          WEIGHTED-AVERAGE         AS OF         WEIGHTED-AVERAGE
  EXERCISABLE PRICES     12/31/00        CONTRACTUAL LIFE       EXERCISE PRICE        12/31/00         EXERCISE PRICE
  ------------------    -----------      ----------------      ----------------      -----------      ----------------
1992 PLAN
$ 2.16 -  5.63........     795,350          5.7 Years               $ 3.13              363,682            $ 2.38
  5.64 -  7.75........   3,072,392          7.6                       6.19            1,386,704              6.15
  7.76 - 11.07........     300,417          7.2                       8.42               72,182              8.68
$11.08 - 22.25........     263,001          3.6                      15.68              263,001             15.68
                         ---------                                                    ---------
Totals................   4,431,160          7.0                       6.36            2,085,569              6.78
                         =========                                                    =========

DEALER PLAN
$ 6.34 -  9.35........     117,000          2.5 Years               $ 7.51               92,761            $ 7.51
  9.36 - 17.63........      61,000          1.6                      13.78               61,000             13.78
$17.64 - 27.63........      88,200          0.8                      23.59               88,200             23.59
                         ---------                                                    ---------
Totals................     266,200          1.7                      14.28              241,961             14.95
                         =========                                                    =========

(13) BUSINESS SEGMENT INFORMATION

     Prior year segment information has been restated on a basis consistent with the 2000 presentation. The Company has three reportable business segments: CAC North America, CAC United Kingdom and CAC Automotive Leasing.

REPORTABLE SEGMENT OVERVIEW

     CAC North America operations consist of the Company's U.S. and Canadian automotive finance and services businesses, including the Company's reinsurance activities and automotive service contract programs. These businesses have been aggregated into one reportable segment because they have similar operating and economic characteristics. The CAC North America segment provides funding, receivables management, collection, sales training and related products and services to automobile dealers located in the United States and Canada. The CAC United Kingdom operations provide substantially the same products and services as the CAC North America operations to dealers located in the United Kingdom and Ireland. The CAC Automotive Leasing segment provides a leasing program to automobile dealers located in the United States. The credit reporting and auction services businesses, which were sold in 1999, do not constitute reportable operating segments as they do not meet the quantitative thresholds prescribed by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and have therefore been disclosed in the "all other" category in the following table.

MEASUREMENT

     The Company allocates resources to and evaluates the performance of its segments primarily based on finance charges, lease revenue, other revenue, segment earnings or (loss) before interest and taxes ("EBIT") and segment assets. The table below presents this information for each reportable segment (in thousands):

                                        CAC               CAC                 CAC             ALL       TOTAL
                                   NORTH AMERICA     UNITED KINGDOM    AUTOMOTIVE LEASING    OTHER     COMPANY
                                   --------------    --------------    ------------------    ------    --------
Year Ended December 31, 2000
  Finance charges..............       $ 61,913          $ 17,746            $    --          $   --    $ 79,659
  Lease revenue................          1,545                --             11,474              --      13,019
  Other revenue................         27,326             3,201                558              15      31,100
  EBIT.........................         42,823             8,710                920             (33)     52,420
  Segment assets...............        474,943           158,833             37,258              --     671,034
Year Ended December 31, 1999
  Finance charges..............       $ 62,568          $ 13,787            $    --          $   --    $ 76,355
  Lease revenue................            377                --                657              --       1,034
  Other revenue................         28,596             3,149                 27           6,894      38,666
  EBIT.........................         (3,922)            5,200               (362)            (67)        849
  Segment assets...............        519,278           129,813              7,574             920     657,585
Year Ended December 31, 1998
  Finance charges..............       $ 80,330          $ 17,677            $    --          $   --    $ 98,007
  Other revenue................         33,092             3,528                 --           7,722      44,342
  EBIT.........................         50,236            11,501                 --           1,353      63,090
  Segment assets...............        621,418           120,621                 --           7,692     749,731

(13) BUSINESS SEGMENT INFORMATION -- (CONCLUDED)

     The Company operates primarily in the United States and the United Kingdom. The table below presents the key financial information by geographic location (in thousands):

                                            UNITED      UNITED                   TOTAL
                                            STATES     KINGDOM     ALL OTHER    COMPANY
                                           --------    --------    ---------    --------
Year Ended December 31, 2000
  Finance charges......................    $ 60,412    $ 17,572     $ 1,675     $ 79,659
  Lease revenue........................      12,951          --          68       13,019
  Other revenue........................      27,600       3,157         343       31,100
  EBIT.................................      43,114       8,696         610       52,420
  Total assets.........................     497,946     155,881      17,207      671,034
Year Ended December 31, 1999
  Finance charges......................    $ 61,496    $ 13,554     $ 1,305     $ 76,355
  Lease revenue........................       1,034          --          --        1,034
  Other revenue........................      35,365       3,106         195       38,666
  EBIT.................................      (4,670)      4,999         520          849
  Total assets.........................     518,220     128,535      10,830      657,585
Year Ended December 31, 1998
  Finance charges......................    $ 79,568    $ 17,353     $ 1,086     $ 98,007
  Other revenue........................      40,518       3,475         349       44,342
  EBIT.................................      51,642      11,325         123       63,090
  Total assets.........................     623,206     117,672       8,853      749,731

INFORMATION ABOUT PRODUCTS AND SERVICES

     The Company manages its product and service offerings primarily through those reportable segments. Therefore, pursuant with the provisions of SFAS 131, no enterprise-wide disclosures of information about products and services are necessary.

MAJOR CUSTOMERS

     The Company did not have any customer which provided 10% or more of the Company's revenue during 1998, 1999 or 2000. However, during 2000, three dealer groups in the United Kingdom accounted for approximately 64.8% of new contracts accepted by the CAC United Kingdom segment and an affiliated dealer group accounted for approximately 21.3% of the number of leasing contracts purchased by the CAC Automotive Leasing segment.

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

     The Company believes that the structure of its dealer programs and the ancillary products, including the terms and conditions of its servicing agreement with dealers, may mitigate its risk of loss in any such litigation and that it has taken prudent steps to address the litigation risks associated with its business activities.

     During the first quarter of 1998, several putative class action complaints were filed by shareholders against the Company and certain officers of the Company in the United States District Court for the Eastern District of Michigan seeking money damages for alleged violations of the federal securities laws. On August 14, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases, was filed. The Complaint generally alleged that the Company's financial statements issued during the period August 14, 1995 through October 22, 1997 did not accurately reflect the Company's true financial condition and results of operations because such reported results failed to be in accordance with generally accepted accounting principles and such results contained material accounting irregularities in that they failed to reflect adequate reserves for credit losses. The Complaint further alleged that the Company issued public statements during the alleged class period which fraudulently created the impression that the Company's accounting practices were proper. On April 23, 1999, the Court granted the Company's and the defendant officers' motion to dismiss the Complaint and entered a final judgment dismissing the action with prejudice. On May 6, 1999, plaintiffs filed a motion for reconsideration of the order dismissing the Complaint or, in the alternative, for leave to file an amended complaint. On July 13, 1999, the Court granted the plaintiffs' motion for reconsideration and granted the plaintiffs leave to file an amended complaint. Plaintiffs filed their First Amended Consolidated Class Action Complaint on August 2, 1999. On September 30, 1999, the Company and the defendant officers filed a motion to dismiss that complaint. On or about November 10, 1999, plaintiffs sought and were granted leave to file a Second Amended Consolidated Class Action Complaint. On March 24, 2000 the Court granted the Company's and the defendant officers' and directors' motion to dismiss the Second Amended Consolidated Class Action Complaint and entered a final judgment dismissing the action with prejudice. On April 7, 2000, plaintiffs filed a notice of appeal. On October 26, 2000, the parties reached an agreement in principle to settle the action. The proposed settlement is subject to entry into a formal Stipulation of Settlement, submission of the Stipulation to the District Court following remand of the action from the Court of Appeals for purposes of settlement only, and approval of the proposed settlement by the District Court following notice to class members and a hearing. This proposed settlement is not expected to have a material impact on the Company's financial position, liquidity and results of operations, but there can be no assurance to that effect.

     The Company is currently a defendant in a class action proceeding commenced on October 15, 1996 in the United States District Court for the Western District of Missouri seeking money damages for alleged violations of a number of state and federal consumer protection laws (the "Missouri Litigation"). On October 9, 1997, the District Court certified two classes on the claims brought against the Company, one relating to alleged overcharges of official fees, the other relating to alleged overcharges of post-maturity interest. On August 4, 1998, the District Court granted partial summary judgment on liability in favor of the plaintiffs on the interest overcharge claims based upon the District Court's finding of certain violations but denied summary judgment on certain other claims. The District Court also entered a number of permanent injunctions, which among other things, restrained the Company from collecting on certain class accounts. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable as of right, the Company appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit. Oral argument on the appeals was heard on April 19, 1999. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit overturned the August 4, 1998 partial summary judgment order and injunctions against the Company. The Court of Appeals held that the District Court lacked jurisdiction over the interest overcharge claims and directed the District Court to sever those claims and remand them to state court. On February 18, 2000, the District Court entered an order remanding the post-maturity interest class to Missouri state court while retaining jurisdiction on the official fee class. The Company then filed a motion requesting that the District Court reconsider that portion of its order of August 4, 1998, in which the District Court had denied the Company's motion to dismiss the federal official fee overcharge claims. On May 26, 2000, the District Court entered an order dismissing the federal official fee claims against the Company and directed the Clerk of the Court to remand the remaining state law official fee claims to the appropriate state court. The parties are presently awaiting assignment to a

(14) LITIGATION AND CONTINGENT LIABILITIES -- (CONCLUDED)

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

     In connection with the audit, the IRS has issued a Technical Advice Memorandum that would directly impact the timing of tax recognition of income accrual with respect to certain items. The views expressed in the Memorandum are contrary to the Company's tax accounting method for such items. The total amount of exposure from this tax issue cannot be reasonably estimated due to the lack of available information required for such estimation and due to the uncertainties of computation, the methodology for which must be agreed upon by the IRS. In the worst case, the application of the ruling to the Company's financing activities could result in the recognition of taxable income, interest and penalties with respect to certain items exceeding the current net income reported for book purposes. The Company has the right to appeal the ruling once issued, or may challenge the positions of the IRS in court.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial position and results of operations for the years ended December 31, 1999 and 2000. Certain amounts have been reclassified to conform to the 2000 presentation.

                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                              1999
                                                        ------------------------------------------------
                                                          1ST Q        2ND Q        3RD Q        4TH Q
                                                        ---------    ---------    ---------    ---------
BALANCE SHEETS
Installment contracts receivable, net...............    $605,949     $579,300     $569,309     $565,983
Floor plan receivables..............................      15,928       18,666       17,491       15,492
Notes receivables...................................       2,239        2,637        3,027        3,610
Investment in operating leases, net.................          80        1,478        3,899        9,097
All other assets....................................      75,720       71,295       65,270       63,403
                                                        --------     --------     --------     --------
     Total assets...................................    $699,916     $673,376     $658,996     $657,585
                                                        ========     ========     ========     ========
Dealer holdbacks, net...............................    $194,254     $171,765     $205,932     $202,143
Total debt..........................................     186,638      168,527      158,361      158,985
Other liabilities...................................      39,334       40,931       34,513       33,482
                                                        --------     --------     --------     --------
     Total liabilities..............................     420,226      381,223      398,806      394,610
Shareholders' equity................................     279,690      292,153      260,190      262,975
                                                        --------     --------     --------     --------
     Total liabilities and shareholders' equity.....    $699,916     $673,376     $658,996     $657,585
                                                        ========     ========     ========     ========
INCOME STATEMENTS
Revenue:
  Finance charges...................................    $ 19,383     $ 19,765     $ 18,753     $ 18,454
  Lease revenue.....................................          --           79          304          651
  Premiums earned...................................       2,445        2,331        3,034        2,579
  Other income......................................       8,533        7,333        5,832        6,579
                                                        --------     --------     --------     --------
     Total revenue..................................      30,361       29,508       27,923       28,263
                                                        --------     --------     --------     --------
Costs and expenses:
  Operating expenses................................      14,549       14,398       12,421       14,736
  Provision for credit losses.......................       2,136        2,094       49,590        2,352
  Provision for claims..............................         831          894          884          889
  Depreciation of leased assets.....................          --           53          166          350
  Valuation adjustment on retained interest in
     securitization.................................          --          517       13,000           --
  Interest..........................................       4,527        4,272        3,673        4,104
                                                        --------     --------     --------     --------
     Total costs and expenses.......................      22,043       22,228       79,734       22,431
                                                        --------     --------     --------     --------
Other operating income:
  Gain on sale of subsidiary........................          --       14,720           --           --
                                                        --------     --------     --------     --------
Operating income (loss).............................       8,318       22,000      (51,811)       5,832
  Foreign exchange gain (loss)......................         (45)          (9)          62          (74)
                                                        --------     --------     --------     --------
Income (loss) before income taxes...................       8,273       21,991      (51,749)       5,758
  Provision (credit) for income taxes...............       2,894        8,220      (18,108)       1,953
                                                        --------     --------     --------     --------
Net income (loss)...................................    $  5,379     $ 13,771     $(33,641)    $  3,805
                                                        ========     ========     ========     ========
Net income (loss) per common share:
  Basic.............................................    $   0.12     $   0.30     $  (0.73)    $   0.08
                                                        ========     ========     ========     ========
  Diluted...........................................    $   0.12     $   0.30     $  (0.73)    $   0.08
                                                        ========     ========     ========     ========
Weighted average shares outstanding:
  Basic.............................................      46,299       46,304       46,214       46,074
  Diluted...........................................      46,706       46,545       46,214       46,253

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

(15) QUARTERLY FINANCIAL DATA (UNAUDITED) -- (CONCLUDED)

                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            2000
                                                        --------------------------------------------
                                                         1ST Q       2ND Q       3RD Q       4TH Q
                                                        --------    --------    --------    --------
BALANCE SHEETS
Installment contracts receivable, net...............    $575,920    $570,971    $567,089    $564,260
Floor plan receivables..............................      12,121       9,825      10,995       8,106
Notes receivables...................................       4,697       5,193       5,333       6,985
Investment in operating leases, net.................      21,835      32,845      38,760      42,921
All other assets....................................      53,097      54,382      53,127      48,762
                                                        --------    --------    --------    --------
     Total assets...................................    $667,670    $673,216    $675,304    $671,034
                                                        ========    ========    ========    ========
Dealer holdbacks, net...............................    $209,067    $209,238    $211,579    $214,468
Total debt..........................................     161,510     169,966     166,836     156,673
Other liabilities...................................      34,783      35,621      38,701      37,667
                                                        --------    --------    --------    --------
     Total liabilities..............................     405,360     414,825     417,116     408,808
Shareholders' equity................................     262,310     258,391     258,188     262,226
                                                        --------    --------    --------    --------
     Total liabilities and shareholders' equity.....    $667,670    $673,216    $675,304    $671,034
                                                        ========    ========    ========    ========
INCOME STATEMENTS
Revenue:
  Finance charges...................................    $ 20,017    $ 20,282    $ 20,206    $ 19,154
  Lease revenue.....................................       1,455       3,361       3,812       4,391
  Premiums earned...................................       2,601       2,434       1,951       2,481
  Gain on sale of advance receivables, net..........          --          --          --          --
  Other income......................................       5,394       5,131       5,205       5,903
                                                        --------    --------    --------    --------
     Total revenue..................................      29,467      31,208      31,174      31,929
                                                        --------    --------    --------    --------
Costs and expenses:
  Operating expenses................................      12,513      12,685      12,009      12,901
  Provision for credit losses.......................       2,447       2,576       3,074       3,154
  Provision for claims..............................         776         716         604         888
  Depreciation on leased assets.....................         818       1,555       2,141       2,490
  Interest..........................................       4,193       4,167       4,119       3,952
                                                        --------    --------    --------    --------
     Total costs and expenses.......................      20,747      21,699      21,947      23,385
                                                        --------    --------    --------    --------
Operating income....................................       8,720       9,509       9,227       8,544
  Foreign exchange gain (loss)......................         (14)        (66)         (5)         74
                                                        --------    --------    --------    --------
Income before income taxes..........................       8,706       9,443       9,222       8,618
  Provision for income taxes........................       2,980       3,290       3,118       2,951
                                                        --------    --------    --------    --------
Net income..........................................    $  5,726    $  6,153    $  6,104    $  5,667
                                                        ========    ========    ========    ========
Net income per common share
  Basic.............................................    $   0.13    $   0.14    $   0.14    $   0.13
                                                        ========    ========    ========    ========
  Diluted...........................................    $   0.13    $   0.14    $   0.14    $   0.13
                                                        ========    ========    ========    ========
Weighted average shares outstanding
  Basic.............................................      45,363      44,532      43,014      42,588
  Diluted...........................................      45,630      44,864      43,425      42,950

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information is contained under the captions "Matters to Come Before the Meeting -- Election of Directors" (excluding the Report of the Audit Committee) and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1)  The following consolidated financial statements of the
          Company and Report of Independent Public Accountants are
          contained "Item 8 -- Financial Statements and Supplementary
          Data."
          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
          Consolidated Financial Statements:
          -- Consolidated Balance Sheets as of December 31, 1999 and
             2000
          -- Consolidated Income Statements for the years ended
             December 31, 1998, 1999 and 2000
          -- Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1999 and 2000
          -- Consolidated Statements of Shareholders' Equity for the
          years ended December 31, 1998, 1999 and 2000
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (2)  Financial Statement Schedules have been omitted because they are not applicable or are not required or the information
          required to be set forth therein is included in the
          Consolidated Financial Statements or Notes thereto.
     (3)  The Exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated
          herein by reference.
  (b)     The Company was not required to file a current report on
          Form 8-K during the quarter ended December 31, 2000 and none were filed during that period.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                          CREDIT ACCEPTANCE CORPORATION

                                          By:      /s/ DONALD A. FOSS
                                            ------------------------------------
                                                       Donald A. Foss
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 30, 2001 on behalf of the registrant and in the capacities indicated.

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

                  /s/ DOUGLAS W. BUSK                          Treasurer and Chief Financial Officer
--------------------------------------------------------       (Principal Financial Officer)
                    Douglas W. Busk

                 /s/ LINDA M. CARDINALE                        Vice President -- Accounting (Principal
--------------------------------------------------------       Accounting Officer)
                   Linda M. Cardinale

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

         EXHIBIT
            NO.                 DESCRIPTION
         -------                -----------
           3(a)(1)               7  Articles of Incorporation, as amended July
                                    1, 1997

           3(b)                  2  Bylaws of the Company, as amended

           4(a)                  1  Note Purchase Agreement dated October 1,
                                    1994 between various insurance companies and
                                    the Company and related form of note.

           4(a)(1)               1  First Amendment dated November 15, 1995 to
                                    Note Purchase Agreement dated October 1,
                                    1994 between various insurance companies and
                                    the Company.

           4(a)(2)               5  Second Amendment dated August 29, 1996 to
                                    Note Purchase Agreement dated October 1,
                                    1994 between various insurance companies and
                                    the Company.

           4(a)(3)               8  Third Amendment dated December 12, 1997 to
                                    Note Purchase Agreement dated October 1,
                                    1994 between various insurance companies and
                                    the Company.

           4(a)(4)               9  Fourth Amendment dated July 1, 1998 to Note
                                    Purchase Agreement dated October 1, 1994
                                    between various insurance companies and the
                                    Company

           4(a)(5)               9  Limited Waiver dated July 27, 1998 to First
                                    Amended and Restated 9.12% Senior Notes due
                                    November 1, 2001 Issued Under Note Purchase
                                    Agreement dated as of October 1, 1994

           4(a)(6)              12  Fifth Amendment dated April 13, 1999 to Note
                                    Purchase Agreement dated October 1, 1994
                                    between various insurance companies and the
                                    Company

           4(a)(7)              14  Sixth Amendment dated December 1, 1999 to
                                    Note Purchase Agreement dated October 1,
                                    1994 between various insurance companies and
                                    the Company

           4(a)(8)              15  Seventh Amendment dated April 27, 2000 to
                                    Note Purchase Agreement dated October 1,
                                    1994 between various insurance companies and
                                    the Company

           4(a)(9)              18  Eighth Amendment dated as of March 8, 2001
                                    to Note Purchase Agreement dated October 1,
                                    1994 between various insurance companies and
                                    the Company

           4(b)                  5  Note Purchase Agreement dated August 1, 1996
                                    between various insurance companies and the
                                    Company and the related form of note.

           4(b)(1)               8  First Amendment dated December 12, 1997 to
                                    Note Purchase Agreement dated August 1, 1996
                                    between various insurance companies and the
                                    Company.

           4(b)(2)               9  Second Amendment dated July 1, 1998 to Note
                                    Purchase Agreement dated August 1, 1996
                                    between various insurance companies and the
                                    Company

           4(b)(3)               9  Limited Waiver dated July 12, 1998 to First
                                    Amended and Restated 8.24% Senior Notes due
                                    July 1, 2001 Issued Under Note Purchase
                                    Agreement dated as of August 1, 1996

           4(b)(4)              12  Third Amendment dated April 13, 1999 to Note
                                    Purchase Agreement dated August 1, 1996
                                    between various insurance companies and the
                                    Company

           4(b)(5)              14  Fourth Amendment dated December 1, 1999 to
                                    Note Purchase Agreement dated August 1, 1996
                                    between various insurance companies and the
                                    Company

           4(b)(6)              15  Fifth Amendment dated April 27, 2000 to Note
                                    Purchase Agreement dated August 1, 1996
                                    between various insurance companies and the
                                    Company

           4(b)(7)              18  Sixth Amendment dated as of March 8, 2001 to
                                    Note Purchase Agreement 18 dated August 1,
                                    1996 between various insurance companies and
                                    the Company

           4(c)(5)              12  Third Amended and Restated Credit Agreement
                                    dated as of June 15, 1999 between the
                                    Company, Comerica Bank as Administrative
                                    Agent and Collateral Agent, NationsBank,
                                    N.A., as Syndications Agent and Banc of
                                    America Securities, LLC as Sole Lead
                                    Arranger and Sole Bank Manager

           4(c)(6)              14  First Amendment dated December 10, 1999 to
                                    the Third Amended and Restated Credit
                                    Agreement dated as of June 15, 1999 between
                                    the Company, Comerica Bank as Administrative
                                    Agent and Collateral Agent, NationsBank,
                                    N.A., as Syndications Agent and Banc of
                                    America Securities, LLC as Sole Lead
                                    Arranger and Sole Bank Manager

           4(c)(7)              15  Second Amendment dated April 28, 2000 to the
                                    Third Amended and Restated Credit Agreement
                                    dated as of June 15, 1999 between the
                                    Company, Comerica Bank as Administrative
                                    Agent and Collateral Agent, NationsBank,
                                    N.A., as Syndications Agent and Banc of
                                    America Securities, LLC as Sole Lead
                                    Arranger and Sole Bank Manager

           4(c)(8)              16  Third Amendment dated June 13, 2000 to the
                                    Third Amended and Restated Credit Agreement
                                    dated as of June 15, 1999 between the
                                    Company, Comerica Bank as Administrative
                                    Agent and Collateral Agent, NationsBank,
                                    N.A., as Syndications Agent and Banc of
                                    America Securities, LLC as Sole Lead
                                    Arranger and Sole Bank Manager


           4(c)(9)              18  Fourth Amendment dated November 30, 2000 to
                                    the Third Amended and Restated Credit
                                    Agreement dated as of June 15, 1999 between
                                    the Company, Comerica Bank as Administrative
                                    Agent and Collateral Agent, NationsBank,
                                    N.A., as Syndications Agent and Banc of
                                    America Securities, LLC as Sole Lead
                                    Arranger and Sole Bank Manager

           4(c)(10)             18  Fifth Amendment dated March 8, 2001 to the
                                    Third Amended and Restated Credit Agreement
                                    dated as of June 15, 1999 between the
                                    Company, Comerica Bank as Administrative
                                    Agent and Collateral Agent, NationsBank,
                                    N.A., as Syndications Agent and Banc of
                                    America Securities, LLC as Sole Lead
                                    Arranger and Sole Bank Manager

           4(e)                  6  Note Purchase Agreement dated March 25, 1997
                                    between various insurance companies and the
                                    Company and related form of note.

           4(e)(1)               8  First Amendment dated December 12, 1997 to
                                    Note Purchase Agreement dated March 25, 1997
                                    between various insurance companies and the
                                    Company

           4(e)(2)               9  Second Amendment dated July 1, 1998 to Note
                                    Purchase Agreement dated March 25, 1997
                                    between various insurance companies and the
                                    Company

           4(e)(3)               9  Limited Waiver dated July 27, 1998 to First
                                    Amended and Restated 8.02% Senior Notes due
                                    October 1, 2001 Issued Under Note Purchase
                                    Agreement dated as of March 25, 1997

           4(e)(4)              12  Third Amendment dated April 13, 1999 to Note
                                    Purchase Agreement dated March 25, 1997
                                    between various insurance companies and the
                                    Company

           4(e)(5)              14  Fourth Amendment dated December 1, 1999 to
                                    Note Purchase Agreement dated March 25, 1997
                                    between various insurance companies and the
                                    Company

           4(e)(6)              15  Fifth Amendment dated April 27, 2000 to Note
                                    Purchase Agreement dated March 25, 1997
                                    between various insurance companies and the
                                    Company

           4(e)(7)              18  Sixth Amendment dated as of March 8, 2001 to
                                    Note Purchase Agreement dated March 25, 1997
                                    between various insurance companies and the
                                    Company

           4(f)                  9  Note Purchase Agreement dated July 7, 1998
                                    among Kitty Hawk Funding Corporation, CAC
                                    Funding Corp. and NationsBank, N.A.

           4(f)(1)               9  Security Agreement dated July 7, 1998 among
                                    Kitty Hawk Funding Corporation, CAC Funding
                                    Corp., the Company and NationsBank, N.A.

           4(f)(2)               9  Servicing Agreement dated July 7, 1998
                                    between CAC Funding Corp. and the Company

           4(f)(3)               9  Contribution Agreement dated July 7, 1998
                                    between the Company and CAC Funding Corp.

           4(f)(4)              12  Amendment No. 1 dated June 30, 1999 to Note
                                    Purchase Agreement dated July 7, 1998 among
                                    Kitty Hawk Funding Corporation, CAC Funding
                                    Corp., and NationsBank, N.A.

           4(f)(5)              12  Amendment No. 1 dated June 30, 1999 to
                                    Security Agreement dated July 7, 1998 among
                                    Kitty Hawk Funding Corporation, CAC Funding
                                    Corp., the Company and NationsBank, N.A.

           4(f)(6)              12  Amendment No. 1 dated June 30, 1999 to
                                    Contribution Agreement dated July 7, 1998
                                    between the Company and CAC Funding Corp.

           4(f)(7)              13  Amendment No. 2 dated September 29, 1999 to
                                    Security Agreement dated July 7, 1998 among
                                    Kitty Hawk Funding Corporation, CAC Funding
                                    Corp., the Company and NationsBank, N.A.

           4(f)(8)              14  Amendment No. 2 dated December 15, 1999 to
                                    Note Purchase Agreement dated July 7, 1998
                                    among Kitty Hawk Funding Corporation, CAC
                                    Funding Corp., and NationsBank, N.A.

           4(f)(9)              14  Amendment No. 3 dated December 15, 1999 to
                                    Security Agreement dated July 7, 1998 among
                                    Kitty Hawk Funding Corporation, CAC Funding
                                    Corp., the Company and NationsBank, N.A.

           4(f)(10)             14  Amendment No. 2 dated December 15, 1999 to
                                    Contribution Agreement dated July 7, 1998
                                    between the Company and CAC Funding Corp.

           4(f)(11)             17  Amendment No. 3 dated August 8, 2000 to Note
                                    Purchase Agreement dated July 7, 1998 among
                                    Kitty Hawk Funding Corporation, CAC Funding
                                    Corp., and NationsBank, N.A.

           4(f)(12)             17  Amendment No. 3 dated August 8, 2000 to
                                    Contribution Agreement dated July 7, 1998
                                    between the Company and CAC Funding Corp.

           4(f)(13)             18  Amendment No. 4 dated March 12,2001 to
                                    Security Agreement dated July 7, 1998 among
                                    Kitty Hawk Funding Corporation, CAC Funding
                                    Corp., the Company and NationsBank, N.A.

           4(f)(14)             18  Amendment No. 4 dated March 12, 2001 to Note
                                    Purchase Agreement dated July 7, 1998 among
                                    Kitty Hawk Funding Corporation, CAC Funding
                                    Corp., and NationsBank, N.A.

           4(f)(15)             18  Amendment No. 4 dated March 12, 2001 to
                                    Contribution Agreement dated July 7, 1998
                                    between the Company and CAC Funding Corp.

           4(g)(1)              11  Security Agreement dated December 15, 1998
                                    between Comerica Bank, as Collateral Agent,
                                    and the Company

           4(g)(2)              11  Intercreditor Agreement dated as of December
                                    15, 1998 among Comerica Bank, as Collateral
                                    Agent, and various lenders and note holders

           4(g)(3)              11  Deed of Charge, dated December 17, 1998
                                    between Comerica Bank, as Collateral Agent,
                                    and the Company

           NOTE: Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted there under does not exceed
                                    10% of the



                                    Company's consolidated assets, and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request.

           10(b)(1)              4  Amended and Restated Services Agreement
                                    dated April 17, 1996 between the Company and
                                    Larry Lee's Auto Finance Center, Inc. d/b/a
                                    Dealer Enterprise Group

           10(d)(4)             14  Form of Addendum 3 to Servicing Agreement
                                    (Multiple Lots)

            10(d)(7)            14  Servicing Agreement, including Addendum 1
                                    and Addendum 2 dated June 1999

           10(d)(8)             18  Servicing Agreement dated February 2001

           10(f)(4)*            12  Credit Acceptance Corporation 1992 Stock
                                    Option Plan, as amended and restated May
                                    1999

           10(o)(2)             10  Credit Acceptance Corporation Stock Option
                                    Plan for Dealers, as amended and restated
                                    September 21, 1998

           21(1)                18  Schedule of Credit Acceptance Corporation
                                    Subsidiaries

           23(1)                18  Consent of Deloitte and Touche LLP


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

14 Previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1999, and incorporated herein by reference.

15 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2000, and incorporated herein by reference.

16 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.

17 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

18   Filed herewith.