Form 10-Q
period 2001-03-31
CREDIT ACCEPTANCE CORPORATION
filed 2001-05-15
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------     ----------------------------


                        Commission File Number 000-20202


                          CREDIT ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)

MICHIGAN                                                                                                 38-1999511
(State or other jurisdiction of incorporation or organization)                        (IRS Employer Identification)

25505 WEST TWELVE MILE ROAD, SUITE 3000
SOUTHFIELD, MICHIGAN                                                                                     48034-8339
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

The number of shares outstanding of Common Stock, par value $.01, on May 9, 2001 was 42,022,920.

                                TABLE OF CONTENTS


                         PART I. - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets -
                    As of December 31, 2000 and March 31, 2001................................................    1

              Consolidated Income Statements -
                    Three months ended March 31, 2000 and March 31, 2001......................................    2

              Consolidated Statements of Cash Flows -
                    Three months ended March 31, 2000 and March 31, 2001......................................    3

              Consolidated Statement of Shareholders' Equity -
                    Three months ended March 31, 2001.........................................................    4

              Notes to Consolidated Financial Statements......................................................    5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................................................    7

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.....................................   16

                                               PART II. - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................................................................   17

SIGNATURES ...................................................................................................   18

INDEX OF EXHIBITS.............................................................................................   19

EXHIBITS......................................................................................................   21

                         PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                               As of
                                                                            ---------------------------------------
(Dollars in thousands)                                                      December 31, 2000       March 31, 2001
                                                                            ------------------      ---------------
                                                                                                        (Unaudited)
                                 ASSETS:
     Cash and cash equivalents..........................................        $      20,726         $      35,369
     Investments - held to maturity.....................................                  751                   673

     Installment contracts receivable...................................              568,900               622,270
     Allowance for credit losses........................................               (4,640)               (3,797)
                                                                                --------------        --------------

         Installment contracts receivable, net..........................              564,260               618,473
                                                                                -------------         -------------

     Floor plan receivables.............................................                8,106                 6,987
     Notes receivable...................................................                6,985                 9,536
     Retained interest in securitization................................                5,001                 5,202
     Property and equipment, net........................................               18,418                18,300
     Investment in operating leases, net................................               42,921                47,605
     Income taxes receivable............................................                  351                     -
     Other assets.......................................................                3,515                 5,613
                                                                                -------------         -------------

         Total Assets...................................................        $     671,034         $     747,758
                                                                                =============         =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
     Senior notes.......................................................        $      15,948         $      15,948
     Lines of credit....................................................               88,096                44,122
     Mortgage loan payable to bank......................................                7,590                 7,425
     Secured financing..................................................               45,039               120,569
     Income taxes payable...............................................                    -                 3,641
     Accounts payable and accrued liabilities...........................               25,464                31,180
       Deferred dealer enrollment fees, net.............................                1,469                 1,922
     Dealer holdbacks, net..............................................              214,468               248,985
     Deferred income taxes, net.........................................               10,734                10,295
                                                                                -------------         -------------

         Total Liabilities..............................................              408,808               484,087
                                                                                -------------         -------------

SHAREHOLDERS' EQUITY:
     Common stock.......................................................                  425                   421
     Paid-in capital....................................................              110,226               108,515
     Retained earnings..................................................              155,953               162,542
     Accumulated other comprehensive loss-cumulative
        translation adjustment..........................................               (4,378)               (7,807)
                                                                                --------------        --------------

         Total Shareholders' Equity.....................................              262,226               263,671
                                                                                -------------         -------------

         Total Liabilities and Shareholders' Equity.....................        $     671,034         $     747,758
                                                                                =============         =============

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                       -----------------------------------------
(Dollars in thousands, except per share data)                                   2000                  2001
                                                                       --------------------   ------------------
REVENUE:
     Finance charges.............................................           $    20,017            $    20,179
     Lease revenue...............................................                 1,455                  5,067
     Other income................................................                 7,995                  9,493
                                                                            -----------            -----------

         Total revenue...........................................                29,467                 34,739

COSTS AND EXPENSES:
     Operating expenses..........................................                12,513                 14,234
     Provision for credit losses.................................                 2,447                  3,015
     Provision for claims........................................                   776                    783
     Depreciation of leased assets...............................                   818                  2,929
     Interest....................................................                 4,193                  3,805
                                                                            -----------            -----------

         Total costs and expenses................................                20,747                 24,766
                                                                            -----------            -----------

Operating income.................................................                 8,720                  9,973
                                                                            -----------            -----------

     Foreign exchange gain (loss)................................                   (14)                     7
                                                                            ------------           -----------

Income before provision for income taxes.........................                 8,706                  9,980
     Provision for income taxes..................................                 2,980                  3,391
                                                                            -----------            -----------

Net income.......................................................           $     5,726            $     6,589
                                                                            ===========            ===========

Net income per common share:
     Basic.......................................................           $      0.13            $      0.16
                                                                            ===========            ===========
     Diluted.....................................................           $      0.13            $      0.15
                                                                            ===========            ===========

Weighted average shares outstanding:
     Basic.......................................................            45,363,107             42,442,064
                                                                            ===========            ===========
     Diluted.....................................................            45,630,601             42,851,520
                                                                            ===========            ===========

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Three Months Ended
(Dollars in thousands)                                                                      March 31,
                                                                             --------------------------------------
                                                                                     2000                2001
                                                                             --------------------------------------
Cash Flows From Operating Activities:
     Net Income .........................................................      $        5,726        $       6,589
     Adjustments to reconcile cash provided by operating activities -
         Credit for deferred income taxes................................                (749)                (439)
         Depreciation ...................................................               1,026                1,038
         Depreciation of operating lease vehicles........................                 638                2,340
         Amortization of deferred leasing costs..........................                 180                  589
         Amortization of retained interest in securitization.............                 (49)                 (57)
         Provision for credit losses.....................................               2,447                3,015
         Dealer stock option plan expense................................                  11                    2
     Change in operating assets and liabilities -
         Accounts payable and accrued liabilities........................               1,843                5,716
         Income taxes payable............................................                   -                3,641
         Income taxes receivable........................................               10,316                  351
         Lease payment receivable........................................                (190)                 (46)
         Unearned insurance premiums, insurance reserves and fees........                  34                  413
         Deferred dealer enrollment fees, net............................                 207                  453
         Other assets....................................................                 889               (2,098)
                                                                               --------------       ---------------

                     Net cash provided by operating activities...........              22,329               21,507
                                                                               --------------       --------------

Cash Flows From Investing Activities:
     Principal collected on installment contracts receivable.............              82,869               82,947
     Advances to dealers and payments of dealer holdbacks...............              (88,465)            (104,980)
     Operating lease acquisitions.......................................              (11,996)             (10,468)
     Deferred costs from lease acquisitions..............................              (1,860)              (1,461)
     Operating lease liquidations........................................                 318                3,127
     Net (purchases) maturities of investments...........................                 (93)                  78
     Decrease in floor plan receivables..................................               3,371                1,119
     Increase in notes receivable........................................              (1,087)              (2,551)
     Purchases of property and equipment.................................                (653)                (920)
                                                                               ---------------      ---------------

                  Net cash used in investing activities..................             (17,596)             (33,109)
                                                                               ---------------      --------------

Cash Flows From Financing Activities:
     Repayments of mortgage payable ....................................                 (153)                (165)
     Net (repayments) borrowings under line of credit agreement..........              28,312              (43,974)
     Proceeds from secured financing.....................................                   -               97,068
     Repayment of secured financing......................................             (25,634)             (21,538)
     Repurchase of common stock..........................................              (5,178)              (1,777)
     Proceeds from stock options exercised...............................                  37                   60
                                                                               --------------       --------------

                  Net cash used in financing activities..................              (2,616)             (29,674)
                                                                               --------------       ---------------
                  Effect of exchange rate changes on cash................              (1,261)              (3,429)
                                                                               --------------       --------------

Net Increase In Cash ...................................................                  856               14,643
     Cash and cash equivalents - beginning of period.....................              21,565               20,726
                                                                               --------------       --------------
     Cash and cash equivalents - end of period...........................      $       22,421       $       35,369
                                                                               ==============       ==============

                         CREDIT ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)


                                                                                                                       Accumulated
                                                  Total                                                                  Other
                                              Shareholders'  Comprehensive    Common        Paid In      Retained     Comprehensive
(Dollars in thousands)                           Equity         Income         Stock        Capital      Earnings         Loss
                                            --------------- ---------------  -----------  ------------ ------------  --------------
Balance - December 31, 2000.............     $   262,226                     $       425  $   110,226  $   155,953     $   (4,378)
  Comprehensive income:
     Net income.........................           6,589      $    6,589                                     6,589
                                                              ----------
     Other comprehensive income:
       Foreign currency translation
         adjustment.....................          (3,429)         (3,429)                                                  (3,429)
       Tax on other comprehensive
           loss.........................                           1,200
  Total comprehensive income............                      ----------
       Other comprehensive loss.........                          (2,229)
                                                              ----------
  Total comprehensive income............                      $    4,360
                                                              ===========
  Repurchase and retirement of
     common stock.......................          (1,777)                             (4)      (1,773)
  Stock options exercised...............              60                                           60
  Dealer stock option plan expense......               2                                            2
                                             -----------                     -----------  -----------  -----------     -----------
Balance - March 31, 2001................     $   263,671                     $       421  $   108,515  $   162,542     $   (7,807)
                                             ===========                     ===========  ===========  ===========     ===========

                          CREDIT ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

3.       ACCOUNTING STANDARDS

        Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (SFAS No.
133). These standards require that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and that those instruments be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivate and whether it qualifies for hedge accounting. The Company has not designated their derivatives instruments as hedges under SFAS No. 133. The after-tax effect of recognizing the fair values of the derivate instruments as of January 1, 2001 was approximately $9,500 increase to income. As of March 31, 2001, the changes in the fair values of derivative instruments resulted in a decrease in net income of approximately $75,000 after-tax.

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

         The derivative agreements generally match the notional amounts of the debt. As of March 31, 2001, the following interest rate cap agreements were outstanding:

                                                 COMMERCIAL PAPER
                  NOTIONAL AMOUNT                     CAP RATE                      TERM
                  ------------------------   ----------------------- -----------------------------------------
                  $  1,833,326............             7.5%            July 1998 through October 2001
                    20,100,894............             7.5%            July 1999 through August 2003
                    12,417,192............             7.5%            December 1999 through June 2003
                    15,865,956............             8.5%            August 2000 through August 2004
                    28,240,484............             7.0%            March 2001 through December 2005

         As of March 31, 2001, the following interest rate floor agreement was outstanding:

                                               COMMERCIAL PAPER
                  NOTIONAL AMOUNT                  FLOOR RATE                        TERM
                  ------------------------   ----------------------- -----------------------------------------
                  $ 20,100,894..........              4.79%            July 1999 through August 2003

         The Company is exposed to credit risk in the event of nonperformance by the counterparty to its interest rate cap agreements. The Company anticipates that its counterparty will fully perform their obligations under the agreements. The Company manages credit risk by utilizing a financially sound counterparty.

4.       BUSINESS SEGMENT INFORMATION

         The Company operates in three reportable business segments: CAC North America, CAC United Kingdom and CAC Automotive Leasing. Selected segment information is set forth below (in thousands):

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 -------------------------------
                                                                                       2000            2001
                                                                                 ----------------- ------------
Total revenue:
     CAC North America......................................................     $        23,308   $      24,151
     CAC United Kingdom.....................................................               4,821           6,107
     CAC Automotive Leasing.................................................               1,338           4,481
                                                                                 ---------------   -------------
                                                                                          29,467          34,739
                                                                                 ===============   =============
 Income (loss) before interest and taxes:
     CAC North America......................................................              11,090          10,753
     CAC United Kingdom.....................................................               1,668           3,051
     CAC Automotive Leasing.................................................                 141             (19)
                                                                                 ---------------   --------------
                                                                                 $        12,899   $      13,785
                                                                                 ===============   =============
Reconciliation of total income before interest and taxes to consolidated income before provision for income taxes:
     Total income before interest and taxes.................................              12,899          13,785
     Interest expense.......................................................              (4,193)         (3,805)
                                                                                 ----------------  --------------
Consolidated income before provision for income taxes.......................     $         8,706   $       9,980
                                                                                 ===============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         TOTAL REVENUE. Total revenue consists of finance charges on installment contracts, lease revenue earned on operating leases and other income. Other income consists primarily of: i) premiums or fees earned on service contract, credit life and collateral protection insurance programs; ii) floor plan financing interest income and other fees; and iii) revenue from secured line of credit loans offered to certain dealers. As a result of the following factors, total revenue increased from $29.5 million for the three months ended March 31, 2000 to $34.7 million for the same period in 2001, representing an increase of 17.9%.

         Finance charges increased from $20.0 million for the three months ended March 31, 2000 to $20.2 million for the same period in 2001, representing an increase of 0.8%. The increase is primarily the result of the increase in the average size of the Company's installment contract portfolio due to an increase in contract originations for the three months ended March 31, 2001. The Company's consolidated originations increased from $179.3 million for the three months ended March 31, 2000 to $229.3 million for the same period in 2001, representing an increase of 27.9%. The increase was primarily the result of: i) efforts made in 2000 to expand the Company's field sales force; ii) the Company's new internet based origination system; and iii) a favorable market environment. Installment contract originations in the Company's North American operations increased from $135.3 million in new installment contracts for the three months ended March 31, 2000 to $181.2 million for the same period in 2001, representing an increase of 34.0% for the quarter. The increase reflects: i) an increase in the average number of contracts originated per active dealer from
19.2 for the quarter ended March 31, 2000 to 21.7 for the same period in 2001;
ii) an increase in the number of active dealers from 836 at March 31, 2000 to 886 at March 31, 2001; and iii) an increase in the average contract size from $8,063 for the quarter ended March 31, 2000 to $9,108 for the same period in 2001. Originations in the Company's United Kingdom operations increased from $30.2 million for the three months ended March 31, 2000 to $36.1 million for the same period in 2001, representing an increase of 19.7% for the quarter. The increase reflects: i) an increase in the number of active dealers from 112 at March 31, 2000 to 148 at March 31, 2001; ii) a decrease in the average number of contracts originated per active dealer from 19.8 for the quarter ended March 31, 2000 to 18.3 for the same period in 2001; and iii) a decrease in the average contract size from $13,210 for the quarter ended March 31, 2000 to $13,073 for the same period in 2001.

         This increase in finance charges was partially offset by a reduction in the Company's average annualized yield on its installment contract portfolio from 13.9% for the quarter ended March 31, 2000 to 13.6% for the same period in 2001. The decrease in the average yield primarily resulted from an increase in the average initial contract term as of March 31, 2001 compared to March 31, 2000 and was partially offset by a decrease in the percentage of installment contracts that were in non-accrual status from 20.8% as of March 31, 2000 to 19.1% for the same period in 2001.

         Lease revenue represents income primarily from the Company's automotive leasing business unit. Income from operating lease assets is recognized on a straight-line basis over the scheduled lease term. Lease revenue increased, as a percentage of total revenue, from 4.9% in 2000 to 14.6% in 2001. This increase was the result of a significant increase in the dollar value of the Company's lease portfolio due to originating approximately $43.3 million in operating leases during the twelve months ended March 31, 2001 compared to $23.4 million during the same period ending March 31, 2000. The Company's strategy is to limit the amount of capital invested in this operation until additional portfolio performance data is available. Consistent with this strategy, for the quarter ended March 31, 2001, the Company's lease originations declined $2.0 million, from $13.9 million for the three months ended March 31, 2000 compared to $11.9 million for the same period in 2001.

         Other income increased, as a percent of total revenue, from 27.1% in 2000 to 27.3% in 2001. The increase is primarily due to: i) an increase in fees earned on third party service contract products offered by dealers on installment contracts, primarily due to the increase in installment contract originations in the North American segment; and ii) the increase in revenue from the Company's secured line of credit loans offered to certain dealers. The Company began extending secured lines of credit to dealers at the end of the first quarter of 2000. This increase in other income was partially offset by the decrease in premiums earned primarily due to a decrease in the penetration rate on the Company's service contract and credit life insurance programs. The Company anticipates that this trend will reverse in future periods with additional dealer training and an enhanced products and marketing approach.

         OPERATING EXPENSES. Operating expenses increased from $12.5 million for the three months ended March 31, 2000 to $14.2 million for the same period in 2001, an increase of 13.8%. Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses. The increase in operating expenses is primarily due to: i) higher sales and marketing expenses, primarily due to additional sales commissions on the higher contract origination volumes and increases in the Company's sales force; ii) an increase in general and administrative expenses, primarily due to: (a) an increase in information systems expenses, relating to the Company's growing use of technology, and (b) an increase in the provision for credit losses for the secured line of credit loans offered to certain dealers due primarily to a significant increase in the average size of the Company's loan balance for the three months ended March 31, 2001; and iii) higher salaries and wages, which increased primarily due to an increase in headcount and higher average wage rates.

         PROVISION FOR CREDIT LOSSES. The provision for credit losses consists of three components: i) a provision for losses on advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio; ii) a provision for earned but unpaid revenue on installment contracts which were transferred to non-accrual status during the period; and iii) a provision for estimated losses on the investment in operating leases. The provision for credit losses increased from $2.4 million for the three months ended March 31, 2000 to $3.0 million for the same period in 2001, representing a 23.2% increase. The increase is primarily due to an increase in the provision for estimated losses associated with the Company's investments in operating leases, which resulted primarily from the significant increase in the dollar value of the Company's lease portfolio. To a lesser extent, an increase in the provision was required to reflect increased lease repossession rates and lower forecasted residual values than originally estimated. While actual data on the realization of the Company's residual values will not begin to be available until June 2002, the Company presently analyzes its residual value levels based on results from the liquidation of repossessed vehicles and current residual guidebook values.

         This increase was partially offset by a decrease in the provision needed for earned but unpaid revenue and a decrease in the amount provided for advance losses from 1.2% of installment contract originations for the quarter ended March 31, 2000 to 0.8% of installment contract originations for the same period in 2001. The decrease in the provision for earned but unpaid revenue primarily resulted from the decrease in the percent of non-accrual installment contracts receivable. The decrease in the amount provided for advance losses was primarily due to the Company discontinuing its relationship with certain dealers in the North American business unit and a reduction in the amount advanced to dealers as a percent of the gross contract amount.

         PROVISION FOR CLAIMS. The amount provided for insurance and service contract claims, as a percent of total revenue, decreased from 2.6% during the three months ended March 31, 2000 to 2.3% during the same period in 2001. The decrease corresponds with the decrease in premiums earned in the first three months of 2001 compared to 2000. The Company has established claims reserves on accumulated estimates of claims reported but unpaid plus estimates of incurred but unreported claims. The Company believes the reserves are adequate to cover future claims associated with its insurance and service contract programs.

         DEPRECIATION OF LEASED ASSETS. Depreciation of leased assets is recorded on a straight-line basis by depreciating the cost of the leased vehicles to their residual value over their scheduled lease terms. The depreciation expense recorded on leased assets increased from $0.6 million for the three months ended March 31, 2000 to $2.9 million for the same period in 2001. This increase was due to the significant increase in the dollar value of the Company's lease portfolio due to originating approximately $43.3 million in operating leases during the twelve months ended March 31, 2001 compared to $23.4 million during the same period ending March 31, 2000. Depreciation of leased assets also includes the straight-line amortization of indirect lease costs.

         INTEREST EXPENSE. Interest expense, as a percent of total revenue, decreased from 14.2% for the three months ended March 31, 2000 to 11.0% for the same period in 2001. The decrease in interest expense is primarily the result of: i) the decrease in the weighted average interest rate from 10.9% for the three months ended March 31, 2000 to 9.5% for the same period in 2001, which is the result of a decrease in the average interest rate on the Company's variable rate debt, including the lines of credit and secured financing; and ii) the impact of fixed borrowing fees and costs on average interest rates when average outstanding borrowings were increasing.

         OPERATING INCOME. As a result of the aforementioned factors, operating income increased from $8.7 million for the three months ended March 31, 2000 to $10.0 million for the same period in 2001, representing an increase of 14.4%.

         FOREIGN EXCHANGE GAIN (LOSS). The Company incurred a foreign exchange loss of $14,000 for the three months ended March 31, 2000 and a foreign exchange gain of $7,000 for the same period in 2001. Both the loss and gain resulted from the effect of exchange rate fluctuations between the U.S. dollar and foreign currencies on unhedged intercompany balances between the Company and its foreign subsidiaries.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased from $3.0 million during the three months ended March 31, 2000 to $3.4 million during the same period in 2001. The increase is primarily due to an increase in pre-tax income in 2001. For the three months ended March 31, the effective tax rate was 34.2% in 2000 and 34.0% in 2001. The effective rate was 34.2% for the three months ended March 31, 2000 and 34.0% for the same period in 2001. The following is a reconciliation of U.S. Federal statutory rate to the Company's effective tax rate:

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                    2000               2001
                                                                                -------------        ---------
                                                                                           (Unaudited)
U.S. federal statutory rate...............................................              35.0%           35.0%
   State income taxes.....................................................              (0.1)             --
   Foreign income taxes...................................................              (0.8)           (1.2)
   Other..................................................................               0.1              0.2
                                                                                   ---------       ----------
Provision for income taxes................................................              34.2%            34.0%
                                                                                  ==========      ===========

    ANALYSIS OF ECONOMIC PROFIT OR LOSS

        The table below illustrates the calculation of the Company's economic loss for the periods indicated. Economic profit or loss is a measurement of how efficiently the Company utilizes its capital and has been used internally by the Company since January 1, 2000 to evaluate its performance. The Company's goal is to maximize the amount of economic profit per share generated.

                                                                                        Three Months Ended
(Dollars in thousands, except per share data)                                                March 31,
                                                                                 -------------------------------
                                                                                        2000            2001
                                                                                 ----------------- ------------
                                                                                             (Unaudited)
     Reported income (1)....................................................         $     5,726     $     6,589
     Adjustments (2)........................................................                  28              81
                                                                                     -----------     -----------
     Adjusted income........................................................               5,754           6,670
     Interest expense after tax.............................................               2,860           2,528
                                                                                     -----------     -----------
     Net operating profit after tax ("NOPAT")...............................               8,614           9,198
     Average capital (3)....................................................         $   428,722     $   428,944

     Return on capital ("ROC") (4)..........................................                8.04%           8.58%
     Weighted average cost of capital ("WACC") (5)..........................               10.96%          10.15%
                                                                                     -----------     -----------
     Spread...............................................................                 (2.92%)         (1.57%)

     Economic loss (6)......................................................         $    (3,134)    $    (1,688)
     Diluted weighted average shares outstanding............................          45,630,601      42,851,520
     Economic loss per share................................................         $     (0.07)    $     (0.04)


(1)     Consolidated income from financial statements included under Item 1 of
        Part I of this report.
(2) Adjustments required to reflect the July 1998 securitization transaction as an on balance sheet financing.
(3) Average amount of debt during the period plus the average amount of equity during the period.
(4)     NOPAT divided by average capital.
(5) The sum of: i) the after tax cost of debt multiplied by the ratio of average debt to average capital, plus ii) the cost of equity multiplied by the ratio of average equity to average capital. The cost of equity equals (the 30 year Treasury bond rate plus 6% plus two times the Company's funded debt to equity).
(6)     Equals (ROC minus WACC) multiplied by average capital.

         The Company's economic loss per share improved from ($0.07) for the quarter ending March 31, 2000 to ($0.04) for the same period in 2001, an improvement of 43%. The improvement was due primarily to a reduction in the weighted average cost of capital and an improvement in the return on capital for the three months ended March 31, 2001 compared to the same period in 2000.

         The Company's return on capital increased from 8.04% for the three months ended March 31, 2000 to 8.58% for the same period in 2001, an improvement of 6.7%. The improvement in the return on capital is primarily the result of a reduction in the amount advanced to dealers as a percentage of the gross contract amount. The Company expects that the overall return on capital will increase in future periods due to: i) an increase in the return in each business unit; and ii) the allocation of capital to the business units with the highest returns. The reduction in the weighted average cost of capital for the three months ended March 31, 2001 compared to the same period in 2000 was primarily the result of lower average interest rates on the Company's borrowings and an overall reduction in market rates during the period.

INSTALLMENT CONTRACTS RECEIVABLE

         The following table summarizes the composition of installment contracts receivable at the dates indicated (dollars in thousands):

                                                                                             As of
                                                                              ---------------------------------
                                                                              December 31, 2000  March 31, 2001
                                                                              -----------------  --------------
                                                                                          (Unaudited)
Gross installment contracts receivable....................................    $      674,402     $     741,530
Unearned finance charges..................................................           (98,214)         (111,559)
Unearned insurance premiums, insurance reserves, and fees.................            (7,288)           (7,701)
                                                                              ---------------    --------------
Installment contracts receivable..........................................    $      568,900     $     622,270
                                                                              ==============     =============

        A summary of changes in gross installment contracts receivable is as follows (dollars in thousands):

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  ------------------------------
                                                                                        2000             2001
                                                                                  ---------------   --------------
                                                                                             (Unaudited)
Balance - beginning of period..............................................       $     679,247     $    674,402
Gross amount of installment contracts originated...........................             165,422          217,337
Cash collections on installment contracts originated.......................            (106,046)        (107,120)
Charge offs................................................................             (42,026)         (32,809)
Currency translation.......................................................              (2,894)         (10,280)
                                                                                  --------------     ------------

Balance - end of period....................................................       $     693,703     $    741,530
                                                                                  =============     ============



INVESTMENT IN OPERATING LEASES

The composition of net investment in operating leases consisted of the following (dollars in thousands):

                                                                                               As of
                                                                             --------------------------------------
                                                                             December 31, 2000       March 31, 2001
                                                                             -----------------       --------------
                                                                                                       (Unaudited)
Gross leased vehicles....................................................        $      42,449     $     48,387
Accumulated depreciation.................................................               (5,283)          (6,865)
Gross deferred costs.....................................................                6,245            6,982
Accumulated amortization of deferred costs...............................               (1,435)          (1,798)
Lease payments receivable................................................                2,968            3,014
                                                                                 -------------     ------------
Investment in operating leases...........................................               44,944           49,720
Less:  Allowance for lease vehicle losses................................               (2,023)          (2,115)
                                                                                 --------------    -------------
Investment in operating leases, net......................................        $      42,921     $     47,605
                                                                                 =============     ============

A summary of changes in the investment in operating leases is as follows (dollars in thousands):

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  --------------------------------
                                                                                        2000             2001
                                                                                  ----------------- --------------
                                                                                              (Unaudited)
Balance - beginning of period..............................................       $       9,188     $     44,944
Gross operating leases originated..........................................              13,856           11,929
Depreciation and amortization of operating leases..........................                (818)          (2,929)
Lease payments due.........................................................               1,608            5,103
Collections on operating leases............................................              (1,387)          (4,516)
Charge offs................................................................                 (31)            (541)
Operating lease liquidations...............................................                (378)          (4,200)
Currency translation.......................................................                  --              (70)
                                                                                  -------------     -------------
Balance - end of period....................................................       $      22,038     $     49,720
                                                                                  =============     ============

DEALER HOLDBACKS

         The following table summarizes the composition of dealer holdbacks at the dates indicated (dollars in thousands):

                                                                                              As of
                                                                            --------------------------------------
                                                                            December 31, 2000       March 31, 2001
                                                                            -----------------       --------------
                                                                                                      (Unaudited)
Dealer holdbacks..........................................................    $    537,679          $     589,247
Less:  Advances (net of reserves of $6,788 and $7,252 at December 31,
2000 and March 31, 2001, respectively)....................................        (323,211)              (340,262)
                                                                               ------------          -------------
Dealer holdbacks, net.....................................................    $    214,468          $     248,985
                                                                              ============          =============




CREDIT LOSS POLICY AND EXPERIENCE

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

         The Company maintains an allowance for lease vehicle losses that consists of a repossession reserve and a residual reserve. The repossession reserve is intended to cover losses resulting from: i) earned but unpaid lease payment revenue; and ii) the difference between proceeds from vehicle disposals and the net book value of the leased vehicle. The Company suspends the recognition of revenue at the point the customer becomes three payments past due. The residual reserve is intended to cover losses resulting from vehicle disposals at the end of the lease term. The residual values represent estimates of the asset values at the end of the lease contracts based on industry guidebooks and other information. Realization of the residual values is dependent on the Company's future ability to market the vehicles under then prevailing market conditions.

         Ultimate losses may vary from current estimates and the amount of provision, which is a current period expense, may be either greater or less than actual charge offs.

         The following tables set forth information relating to charge offs, the allowance for credit losses, the reserve on advances, and the allowance for lease vehicle losses (dollars in thousands):

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                              -------------------------------------
                                                                                    2000                 2001
                                                                              ------------------  -----------------
                                                                                           (Unaudited)
CHARGE OFFS
Charged against dealer holdbacks..........................................    $        33,516       $        25,833
Charged against unearned finance charges..................................              7,932                 6,177
Charged against allowance for credit losses...............................                578                   799
                                                                              ---------------       ---------------

Total installment contracts charged off...................................    $        42,026       $        32,809
                                                                              ===============       ===============

Net charge offs against the reserve on advances...........................    $             -       $         1,200
                                                                              ===============       ===============

Charge against the allowance for lease vehicle losses.....................    $            59       $         1,143
                                                                              ===============       ===============

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                              --------------------------------------
                                                                                     2000                2001
                                                                              ------------------    ----------------
                                                                                            (Unaudited)
ALLOWANCE FOR CREDIT LOSSES
Balance - beginning of period.............................................    $         4,742       $         4,640
Provision for loan losses.................................................                285                     -
Charge offs, net .........................................................               (578)                 (799)
Currency translation......................................................                (14)                  (44)
                                                                              ----------------      ----------------
Balance - end of period...................................................    $         4,435       $         3,797
                                                                              ===============       ===============

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                              ---------------------------------------
                                                                                    2000                  2001
                                                                              ------------------  -------------------
                                                                                           (Unaudited)
RESERVE ON ADVANCES
Balance - beginning of period............................................     $         4,329       $         6,788
Provision for advance losses.............................................               1,991                 1,780
Charge offs..............................................................                   -                (1,200)
Currency translation.....................................................                 (28)                 (116)
                                                                              ----------------      ----------------
Balance - end of period..................................................     $         6,292       $         7,252
                                                                              ===============       ===============

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                     2000               2001
                                                                                ---------------   --------------
                                                                                            (Unaudited)
ALLOWANCE FOR LEASE VEHICLE LOSSES
Balance - beginning of period............................................       $            91   $         2,023
Provision for lease vehicle losses.......................................                   171             1,235
Charge offs..............................................................                   (59)           (1,143)
                                                                                ---------------   ---------------
Balance - end of period..................................................       $           203   $         2,115
                                                                                ===============   ===============

                                                                                               As of
                                                                              -------------------------------------
                                                                              December 31, 2000      March 31, 2001
                                                                              -----------------      --------------
                                                                                             (Unaudited)
CREDIT RATIOS
Allowance for credit losses as a percent of gross installment contracts
   receivable............................................................            0.7%                  0.5%
Reserve on advances as a percent of advances.............................            2.1%                  2.1%
Allowance for lease vehicle losses as a percent of investments in operating
   leases................................................................            4.7%                  4.3%
Gross dealer holdbacks as a percent of gross installment contracts
   receivable............................................................           79.7%                 79.5%

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal need for capital is: i) to fund cash advances made to dealers in connection with the acceptance of installment contracts; ii) for the payment of dealer holdbacks to dealers who have repaid their advance balances; and iii) to fund the origination of used vehicle leases. These cash outflows to dealers increased from $100.5 million during the three months ended March 31, 2000 to $115.4 million during the same period in 2001. These amounts have historically been funded from cash collections on installment contracts, cash provided by operating activities and borrowings under the Company's credit agreements. The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. The Company's total balance sheet indebtedness increased from $156.7 million as of December 31, 2000 to $188.1 million as of March 31, 2001.

         The Company has a $115 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 12, 2001 and is subject to annual extensions for additional one-year periods at the request of the Company and with the consent of each of the banks in the facility. The agreement provides that, at the Company's discretion, interest is payable at either the Eurocurrency rate plus 140 basis points, or at the prime rate. The Eurocurrency borrowings may be fixed for periods of up to six months. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt to equity, debt to advances, debt to installment contracts receivable, advances to installment contracts receivable, fixed charges to earnings before interest, taxes and non-cash expenses. Additionally, the agreement limits the Company's investment in its subsidiaries and requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured through a lien on most of the Company's assets on an equal and ratable basis with the Company's senior notes. As of March 31, 2001, there was approximately $44.1 million outstanding under this facility. The Company also maintains immaterial line of credit agreements in both the United Kingdom and Canada to fund the day-to-day cash flow requirements of those operations.

         On March 13, 2001, the Company completed a secured financing of advance receivables with an institutional investor. Pursuant to this transaction, the Company contributed dealer advances having a carrying amount of approximately $128.1 million and received approximately $97.1 million in financing, which is net of both the underwriter's fees and the required escrow account. The proceeds received were used to reduce outstanding borrowings under the Company's credit facility. The financing, which is non-recourse to the Company, bears interest at a floating rate equal to the commercial paper rate plus 50.0 basis points with a maximum rate of 7.0%. As of May 1, 2001, the secured financing is anticipated to fully amortize within thirteen months. The financing is secured by the contributed dealer advances, the rights to collections on the related installment contracts receivable and certain related assets up to the sum of the contributed dealer advances and the Company's servicing fee. The Company will receive a monthly servicing fee equal to 6% of the collections of the contributed installment contracts receivable. Except for the servicing fee and payments due to dealers, the Company will not receive any portion of collections on the installment contracts receivable until the underlying indebtedness has been repaid in full.

         As the Company's $115 million credit facility expires on June 12, 2001, the Company will be required to renew the facility or refinance any amounts outstanding under this facility on or before such date. As of March 31, 2001, there was approximately $44.1 million outstanding under this facility. In addition, in 2001, the Company will have $15.9 million of principal maturing on its senior notes and $507,000 of principal maturing on a mortgage loan. The Company believes that the $115 million credit facility will be renewed with similar terms and a similar commitment amount, and that the other payments can be made from cash resources available to the Company at the time such payments are due.

         The Company's short and long-term cash flow requirements are materially dependent on future levels of originations. During the first quarter of 2001, the Company experienced an increase in originations over the same period in 2000. The Company expects this trend to continue in future periods and, to the extent this trend does continue, the Company will experience an increase in its need for capital.

         In 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 1999. That program authorized the Company to purchase up to 1,000,000 common shares on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. On each of February 7, 2000, June 7, 2000, July 13, 2000 and November 10, 2000, the Company's Board of Directors authorized increases in the Company's stock repurchase program of an additional 1,000,000 shares. As of March 31, 2001, the Company has repurchased approximately 4.2 million shares of the 5.0 million shares authorized to be repurchased under this program at a cost of $22,138,000. The five million shares, which can be repurchased through the open market or in privately negotiated transactions, represent approximately 10.8% of the shares outstanding at the beginning of the program.

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

         In connection with the audit, the IRS has issued a Technical Advice Memorandum that would directly impact the timing of tax recognition of income accrual with respect to certain items. The views expressed in the Memorandum are contrary to the Company's current tax accounting method for such items. The total amount of exposure from this tax issue cannot be reasonably estimated due to the lack of available information required for such estimation and due to the uncertainties of computation, the methodology for which must be agreed upon by the IRS. In the worst case, the application of the ruling to the Company's financing activities could result in the recognition of taxable income, interest and penalties with respect to certain items exceeding the current net income reported for book purposes. The Company has the right to appeal the ruling once issued, or may challenge the positions of the IRS in court.

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

FORWARD-LOOKING STATEMENTS

    The foregoing discussion and analysis contains a number of forward looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various risks and uncertainties. Actual results may differ materially. These risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including forms 8-K, 10-Q, and 10-K, and include, among others, competition from traditional financing sources and from non-traditional lenders, unavailability of funding at competitive rates of interest, adverse changes in applicable laws and regulations, adverse changes in economic conditions, adverse changes in the automobile or finance industries or in the non-prime consumer finance market, the Company's ability to maintain or increase the volume of installment contracts or leases accepted, the Company's potential inability to accurately forecast and estimate future collections and historical collection rates, the Company's potential inability to accurately estimate the residual values of the lease vehicles, an adverse outcome in the ongoing Internal Revenue Service examination of the Company, an increase in the amount or severity of litigation against the Company, the loss of key management personnel, and the Company's ability to complete various financing alternatives.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2000 Annual Report on Form 10-K.

                          PART II. - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      See Index of Exhibits following the signature page.

              (b)     Reports on Form 8-K

                      The Company was not required to file a current report on Form 8-K during the quarter ended March 31, 2001 and none were filed during that period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CREDIT ACCEPTANCE CORPORATION
                               (Registrant)


                               By:  /S/DOUGLAS W. BUSK
                               -----------------------------------
                               DOUGLAS W. BUSK
                               Chief Financial Officer and Treasurer
                               May 15, 2001


                               (Principal Financial Officer and Duly Authorized Officer)


                               By:  /S/LINDA M. CARDINALE
                               -------------------------------------------------
                               LINDA M. CARDINALE
                               Vice President - Accounting
                               May 15, 2001

                               (Principal Accounting Officer)

                                INDEX OF EXHIBITS

    EXHIBIT
       NO.                             DESCRIPTION
   ---------        -----------------------------------------------------
     4(a)(9)        Eighth Amendment dated as of March 8, 2001 to Note Purchase
                    Agreement dated October 1, 1994 between various insurance
                    companies and the Company (filed as exhibit 4 (a) (9) to the
                    Company's Annual Report on Form 10-K for the period ended
                    December 31, 2000 and incorporated herein by reference).

     4(b)(7)        Sixth Amendment dated as of March 8, 2001 to Note Purchase
                    Agreement dated August 1, 1996 between various insurance companies and the Company (filed as exhibit 4 (b) (7) to the Company's Annual Report on Form 10-K for the period ended
                    December 31, 2000 and incorporated herein by reference).

     4(c)(10)       Fifth Amendment dated March 8, 2001 to the Third Amended and
                    Restated Credit Agreement dated as of June 15, 1999 between the Company, Comerica Bank as Administrative Agent and
                    Collateral Agent, NationsBank, N.A., as Syndications Agent and Banc of America Securities, LLC as Sole Lead Arranger and Sole Bank Manager (filed as exhibit 4 (c) (10) to the
                    Company's Annual Report on Form 10-K for the period ended
                    December 31, 2000 and incorporated herein by reference).

     4(e)(7)        Sixth Amendment dated as of March 8, 2001 to Note Purchase
                    Agreement dated March 25, 1997 between various insurance companies and the Company (filed as exhibit 4 (e) (7) to the Company's Annual Report on Form 10-K for the period ended
                    December 31, 2000 and incorporated herein by reference).

     4(f)(13) Amendment No. 4 dated March 12, 2001 to Security Agreement dated July 7, 1998 among Kitty Hawk Funding Corporation, CAC
                    Funding Corp., the Company and NationsBank, N.A. (filed as exhibit 4 (f) (13) to the Company's Annual Report on Form
                    10-K for the period ended December 31, 2000 and incorporated herein by reference).

     4(f)(14)       Amendment No. 4 dated March 12, 2001 to Note Purchase
                    Agreement dated July 7, 1998 among Kitty Hawk Funding
                    Corporation, CAC Funding Corp., and NationsBank, N.A. (filed as exhibit 4 (f) (14) to the Company's Annual Report on Form
                    10-K for the period ended December 31, 2000 and incorporated herein by reference).

     4(f)(15)       Amendment No. 4 dated March 12, 2001 to Contribution
                    Agreement dated July 7, 1998 between the Company and CAC
                    Funding Corp. (filed as exhibit 4 (f) (15) to the Company's
                    Annual Report on Form 10-K for the period ended December 31,
                    2000 and incorporated herein by reference).

      4(g)(4)       Amended and Restated Security Agreement dated as of March
                    30, 2001 between the Company and Comerica Bank as
                    Administrative Agent and Collateral Agent.

     4(g)(5)        First Amendment dated as of March 30, 2001 to the
                    Intercreditor Agreement dated as of December 15, 1998 among
                    Comerica Bank, as Collateral Agent, and various lenders and note holders.

     10(g)(1)       Employment agreement for Karl E. Sigerist, Managing Director
                    UK, dated April 3, 2001.

     10(g)(2)       Employment agreement for Keith P. McCluskey, Chief Marketing
                    Officer, dated April 19, 2001.


----------------------