Form 10-Q
period 2001-06-30
CREDIT ACCEPTANCE CORPORATION
filed 2001-08-10
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------     --------------


                        Commission File Number 000-20202


                          CREDIT ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


MICHIGAN                                                              38-1999511
(State or other jurisdiction of                    (IRS Employer Identification)
incorporation or organization)

25505 WEST TWELVE MILE ROAD, SUITE 3000
SOUTHFIELD, MICHIGAN                                                  48034-8339
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

The number of shares outstanding of Common Stock, par value $.01, on August 8, 2001 was 41,965,744.

                                TABLE OF CONTENTS


                         PART I. - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets -
                    As of December 31, 2000 and June 30, 2001.................................................    1

              Consolidated Income Statements -
                    Three and six months ended June 30, 2000 and June 30, 2001................................    2

              Consolidated Statements of Cash Flows -
                    Six months ended June 30, 2000 and June 30, 2001..........................................    3

              Consolidated Statement of Shareholders' Equity -
                    Six months ended June 30, 2001............................................................    4

              Notes to Consolidated Financial Statements......................................................    5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................................................    6

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.....................................   16

                          PART II. - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS...............................................................................   17

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................   17

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................................................................   18

SIGNATURES ...................................................................................................   19

INDEX OF EXHIBITS.............................................................................................   20

EXHIBITS......................................................................................................   21

                         PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                                                         As of
                                                                                -----------------------------------
                                                                                December 31, 2000     June 30, 2001
                                                                                -----------------    --------------
                                                                                                      (Unaudited)
                                 ASSETS:
     Cash and cash equivalents..........................................        $      20,726         $      19,767
     Investments - held to maturity.....................................                  751                   646

     Installment contracts receivable...................................              568,900               676,920
     Allowance for credit losses........................................               (4,640)               (3,784)
                                                                                --------------        --------------

         Installment contracts receivable, net..........................              564,260               673,136
                                                                                -------------         -------------

     Floor plan receivables.............................................                8,106                 6,188
     Notes receivable...................................................                6,985                11,057
     Retained interest in securitization................................                5,001                     -
     Property and equipment, net........................................               18,418                19,574
     Investment in operating leases, net................................               42,921                47,540
     Income taxes receivable............................................                  351                     -
     Other assets.......................................................                3,515                 4,948
                                                                                -------------         -------------

         Total Assets...................................................        $     671,034         $     782,856
                                                                                =============         =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
     Senior notes.......................................................        $      15,948         $      10,658
     Lines of credit....................................................               88,096               111,989
     Mortgage loan payable to bank......................................                7,590                 7,259
     Secured financing..................................................               45,039                66,497
     Income taxes payable...............................................                    -                 2,150
     Accounts payable and accrued liabilities...........................               25,464                32,198
     Deferred dealer enrollment fees, net...............................                1,469                 2,251
     Dealer holdbacks, net..............................................              214,468               269,585
     Deferred income taxes, net.........................................               10,734                10,624
                                                                                -------------         -------------

         Total Liabilities..............................................              408,808               513,211
                                                                                -------------         -------------

SHAREHOLDERS' EQUITY:
     Common stock.......................................................                  425                   419
     Paid-in capital....................................................              110,226               107,518
     Retained earnings..................................................              155,953               170,271
     Accumulated other comprehensive loss-cumulative
        translation adjustment..........................................               (4,378)               (8,563)
                                                                                --------------        --------------

         Total Shareholders' Equity.....................................              262,226               269,645
                                                                                -------------         -------------

         Total Liabilities and Shareholders' Equity.....................        $     671,034         $     782,856
                                                                                =============         =============

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)



                                                                       Three Months Ended                     Six Months Ended
                                                                             June 30,                             June 30,
                                                                ------------------------------        ------------------------------
(Dollars in thousands, except per share data)                      2000               2001               2000               2001
                                                                -----------        -----------        -----------        -----------
REVENUE:
     Finance charges ...................................        $    20,282        $    22,051        $    40,299        $    42,230
     Lease revenue .....................................              3,361              5,573              4,816             10,640
     Other income ......................................              7,565              9,686             15,560             19,179
                                                                -----------        -----------        -----------        -----------

         Total revenue .................................             31,208             37,310             60,675             72,049

COSTS AND EXPENSES:
     Operating expenses ................................             12,685             14,984             25,198             29,218
     Provision for credit losses .......................              2,576              2,705              5,023              5,720
     Provision for claims ..............................                716                655              1,492              1,438
     Depreciation of leased assets .....................              1,555              3,169              2,373              6,098
     Interest ..........................................              4,167              4,016              8,360              7,821
                                                                -----------        -----------        -----------        -----------

         Total costs and expenses ......................             21,699             25,529             42,446             50,295
                                                                -----------        -----------        -----------        -----------

Operating income .......................................              9,509             11,781             18,229             21,754

     Foreign exchange losses ...........................                 66                 39                 80                 32
                                                                -----------        -----------        -----------        -----------

Income before provision for income taxes ...............              9,443             11,742             18,149             21,722
     Provision for income taxes ........................              3,290              4,013              6,270              7,404
                                                                -----------        -----------        -----------        -----------

Net income .............................................        $     6,153        $     7,729        $    11,879        $    14,318
                                                                ===========        ===========        ===========        ===========

Net income per common share:
     Basic .............................................        $      0.14        $      0.18        $      0.26        $      0.34
                                                                ===========        ===========        ===========        ===========
     Diluted ...........................................        $      0.14        $      0.18        $      0.26        $      0.34
                                                                ===========        ===========        ===========        ===========

Weighted average shares outstanding:
     Basic .............................................         44,532,373         42,020,176         44,967,741         42,229,955
                                                                ===========        ===========        ===========        ===========
     Diluted ...........................................         44,863,668         42,752,287         45,269,194         42,713,296
                                                                ===========        ===========        ===========        ===========

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands)                                                                   Six Months Ended
                                                                                             June 30,
                                                                               ------------------------------------
                                                                                    2000                 2001
                                                                               --------------       ---------------
Cash Flows From Operating Activities:
     Net Income ..........................................................     $       11,879        $      14,318
     Adjustments to reconcile cash provided by operating activities -
         Credit for deferred income taxes.................................               (512)                (110)
         Depreciation ....................................................              2,091                2,202
         Depreciation of operating lease vehicles.........................              1,847                4,903
         Amortization of deferred leasing costs...........................                526                1,195
         Gain on clean up call of securitization..........................                  -               (1,082)
         Amortization of retained interest in securitization..............               (100)                 (96)
         Provision for credit losses......................................              5,023                5,720
         Dealer stock option plan expense.................................                 22                    3
     Change in operating assets and liabilities -
         Accounts payable and accrued liabilities.........................              2,185                6,734
         Income taxes payable.............................................                  -                2,150
         Income taxes receivable..........................................              6,490                  351
         Lease payment receivable.........................................             (1,361)                (223)
         Unearned insurance premiums, insurance reserves and fees.........               (420)                 218
         Deferred dealer enrollment fees, net.............................                466                  782
         Other assets.....................................................              1,188               (1,433)
                                                                               --------------       ---------------

                     Net cash provided by operating activities............             29,324               35,632
                                                                               --------------       --------------

Cash Flows From Investing Activities:
     Principal collected on installment contracts receivable..............            161,658              152,730
     Advances to dealers and payments of dealer holdbacks.................           (164,041)            (203,201)
     Operating lease acquisitions.........................................            (22,707)             (16,848)
     Deferred costs from lease acquisitions...............................             (3,550)              (2,311)
     Operating lease liquidations.........................................                807                5,855
     Net maturities of investments........................................                 72                  105
     Payment for clean up call on securitization..........................                  -                 (237)
     Decrease in floor plan receivables...................................              5,667                1,918
     Increase in notes receivable.........................................             (1,583)              (4,072)
     Purchases of property and equipment..................................             (2,435)              (3,358)
                                                                               ---------------      ---------------

                  Net cash used in investing activities...................            (26,112)             (69,419)
                                                                               ---------------      --------------

Cash Flows From Financing Activities:
     Repayments of mortgage payable ......................................               (307)                (331)
     Net borrowings under line of credit agreement........................             64,502               23,893
     Repayments of senior notes...........................................             (4,895)              (5,290)
     Proceeds from secured financing......................................                  -               97,068
     Repayment of secured financing.......................................            (48,319)             (75,610)
     Repurchase of common stock...........................................            (11,694)              (3,229)
     Proceeds from stock options exercised................................                 37                  512
                                                                               --------------       --------------

                  Net cash provided by (used in) financing activities.....               (676)              37,013
                                                                               --------------       --------------
                  Effect of exchange rate changes on cash.................             (4,828)              (4,185)
                                                                               --------------       --------------

Net Decrease In Cash .....................................................             (2,292)                (959)
     Cash and cash equivalents - beginning of period......................             21,565               20,726
                                                                               --------------       --------------
     Cash and cash equivalents - end of period............................     $       19,273       $       19,767
                                                                               ==============       ==============

                          CREDIT ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

(Dollars in thousands)                                                                                                 Accumulated
                                                Total                                                                     Other
                                            Shareholders'    Comprehensive     Common       Paid In      Retained     Comprehensive
                                               Equity            Income        Stock        Capital      Earnings          Loss
                                            -------------    -------------   -----------  -----------  -----------    -------------
Balance - December 31, 2000.............    $    262,226                     $       425  $   110,226  $   155,953    $    (4,378)
  Comprehensive income:
     Net income.........................          14,318      $   14,318                                    14,318
                                                              ----------
     Other comprehensive income:
       Foreign currency translation
         adjustment.....................          (4,185)         (4,185)                                                  (4,185)
       Tax on other comprehensive
         loss...........................                           1,465
                                                              ----------
       Other comprehensive loss.........                          (2,720)
                                                              ----------
  Total comprehensive income............                      $   11,598
                                                              ==========
  Repurchase and retirement of
     common stock.......................          (3,229)                             (6)      (3,223)
  Stock options exercised...............             512                                          512
  Dealer stock option plan expense......               3                                            3
                                             -----------                     -----------  -----------  -----------     ----------
Balance - June 30, 2001.................     $   269,645                     $       419  $   107,518  $   170,271     $   (8,563)
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

3.       ACCOUNTING STANDARDS

    Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (SFAS No. 133). These standards require that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and that those instruments be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not designated any of its derivative instruments as hedges under SFAS No. 133. The after-tax effect of recognizing the fair value of the derivative instruments as of January 1, 2001 was an approximately $9,500 increase to income. As of June 30, 2001, changes in the fair value of derivative instruments resulted in a decrease in net income of approximately $99,000, after-tax.

         The Company purchases interest rate cap and floor agreements to manage its interest rate risk on its secured financings. The Company does not hold or issue derivative financial instruments for trading purposes. The derivative agreements generally match the notional amounts of the debt. As of June 30, 2001, the following interest rate floor agreement was outstanding:

                                                 COMMERCIAL PAPER
                  NOTIONAL AMOUNT                   FLOOR RATE                       TERM
                  ---------------                ----------------      -----------------------------
                  $ 17,519,323..........              4.79%            July 1999 through August 2003

         As of June 30, 2001, the following interest rate cap agreements were outstanding:

                                                  COMMERCIAL PAPER
                  NOTIONAL AMOUNT                     CAP RATE                        TERM
                  ------------------------   ------------------------  -----------------------------------------
                  $  1,103,113...........              7.5%            July 1998 through October 2001
                    17,519,323...........              7.5%            July 1999 through August 2003
                     8,616,437...........              7.5%            December 1999 through June 2003
                    15,865,956...........              8.5%            August 2000 through August 2004
                    28,240,484...........              7.0%            March 2001 through December 2005

         The Company is exposed to credit risk in the event of nonperformance by the counterparty to its interest rate cap agreements. The Company anticipates that its counterparty will fully perform its obligations under the agreements. The Company manages credit risk by utilizing a financially sound counterparty.

4.       BUSINESS SEGMENT INFORMATION

         The Company operates in three reportable business segments: CAC North America, CAC United Kingdom and CAC Automotive Leasing. Selected segment information is set forth below (in thousands):


                                                                   Three Months Ended            Six Months Ended
                                                                       June 30,                       June 30,
                                                             ----------------------------   -------------------------
                                                                 2000          2001            2000          2001
                                                             -----------   -----------     -----------    ----------
Total revenue:
     CAC North America.............................          $    23,057    $   26,726     $    46,365   $    50,877
     CAC United Kingdom............................                4,979         5,854           9,800        11,961
     CAC Automotive Leasing........................                3,172         4,730           4,510         9,211
                                                             -----------   -----------     -----------    ----------
                                                             $    31,208   $    37,310     $    60,675   $    72,049
                                                             ===========   ===========     ===========   ===========
Earnings before interest and taxes:
     CAC North America.............................          $    10,726   $    13,143     $    21,816   $    23,896
     CAC United Kingdom............................                2,043         2,684           3,711         5,735
     CAC Automotive Leasing........................                  841           (69)            982           (88)
                                                             -----------   -----------     -----------    ----------
                                                             $    13,610   $    15,758     $    26,509   $    29,543
                                                             ===========   ===========     ===========   ===========
Reconciliation of total earnings before interest and taxes
to consolidated income before provision for income taxes:
     Total income before interest and taxes........          $    13,610   $    15,758     $    26,509   $    29,543
     Interest expense..............................               (4,167)       (4,016)         (8,360)       (7,821)
                                                             ------------  ------------    ------------  ------------
Consolidated income before provision for
 income taxes......................................          $     9,443   $    11,742     $    18,149   $    21,722
                                                             ===========   ===========     ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

         TOTAL REVENUE. Total revenue consists of finance charges on June 30, installment contracts, lease revenue earned on operating leases and other income. Other income consists primarily of: i) premiums or fees earned on service contract, credit life and collateral protection insurance programs; ii) revenue from secured line of credit loans offered to certain dealers; iii) dealer enrollment fees; iv) monthly fees from the internet origination system; and v) floor plan financing interest income and other related fees and for the three and six months ended June 30, 2001, other income also included a $1.1 million gain on a clean-up call of a securitization. As a result of the following factors, total revenue increased from $31.2 million and $60.7 million for the three and six months ended June 30, 2000 to $37.3 million and $72.0 million for the same periods in 2001, representing increases of 19.6% and 18.7%, respectively.

         Finance charges increased from $20.3 million and $40.3 million for the three and six months ended June 30, 2000 to $22.1 million and $42.2 million for the same periods in 2001, representing increases of 8.7% and 4.8%, respectively. The increases are primarily the result of the increase in the average size of the Company's installment contract portfolio due to increases in contract originations for the three and six months ended June 30, 2001. The Company's consolidated originations increased from $146.9 million and $326.2 million for the three and six months ended June 30, 2000 to $213.5 million and $442.7 million for the same periods in 2001, representing increases of 45.3% and 35.7%, respectively. The increases were primarily the result of: (i) continued acceptance of the Company's internet origination system; (ii) strong production from the Company's field sales force, which was expanded in 2000 and (iii) favorable market conditions. The Company's North American operations originated $97.0 million and $232.3 million in new installment contracts for the three and six months ended June 30, 2000 compared with $171.5 million and $352.8 million for the same periods in 2001, representing increases of 76.8 % and 51.9% for the three and six month periods, respectively. The increases reflect: (i) increases in the average contract size from $8,027 and $8,006 for the three and six months ended June 30, 2000 to $10,310 and $9,596 for the same periods in 2001, (ii) an increase in the number of active dealers from 813 at June 30, 2000 to 905 at June 30, 2001 and (iii) increases in the average number of contracts originated per active dealer from 13.9 and 27.9 for the three and six months ended June 30, 2000 to 17.3 and 33.3 for the same periods in 2001. The Company's United Kingdom operations originated $37.5 million and $67.7 million in new installment contracts for the three and six months ended June 30, 2000 compared with $34.7 million and $70.8 million for the same periods in 2001, representing a decrease of 7.5% and an increase of 4.6% for the three and six month periods, respectively. The decrease for the three month period ended June 30, 2001 reflects: (i) a decrease in the average number of contracts originated per active dealer from 21.2 for the quarter ended June 30, 2000 to 17.3 for the same period in 2001, which is primarily due to the Company discontinuing its relationship with a high volume dealer in the United Kingdom and (ii) a decrease in the average contract size from $13,567 for the quarter ended June 30, 2000 to $12,721 for the same period in 2001. The increase in the six month period ended June 30, 2001 is primarily due to the an increase in the number of active dealers from 128 at June 30, 2000 compared with 148 at June 30, 2001.

         The overall increase in finance charges was partially offset by a reduction in the Company's average annualized yield on its installment contract portfolio from 14.0% for the six months ended June 30, 2000 to 13.6% for the same period in 2001. The decrease in the average yield primarily resulted from an increase in the average initial contract term as of June 30, 2001 compared to June 30, 2000. The effect of the increase in initial term was partially offset by a decrease in the percentage of installment contracts that were in non-accrual status from 20.0% as of June 30, 2000 to 17.8% as of June 30, 2001.

         Lease revenue represents income primarily from the Company's automotive leasing business unit. Income from operating lease assets is recognized on a straight-line basis over the scheduled lease term. Lease revenue increased from $3.4 million and $4.8 million for the three and six months ended June 30, 2000 to $5.6 million and $10.6 million for the same periods in 2001, representing increases of 65.8% and 120.9%, respectively. These increases were due to the increases in the Company's lease portfolio from $21.8 million and $32.8 million for the three and six months ended June 30, 2000 to $47.6 million and $47.5 million for the same periods in 2001. The Company's strategy is to limit the amount of capital invested in this operation until additional portfolio performance data is obtained. Consistent with this strategy, the Company's lease originations declined from $12.4 million and $26.3 million for the three and six months ended June 30, 2000 compared to $7.2 million and $19.2 million for the same periods in 2001, representing a decrease of $5.2 million and $7.1 million for the three and six months periods, respectively.

         Other income increased from $7.6 million and $15.6 million for the three and six months ended June 30, 2000 to $9.7 million and $19.2 million for the same periods in 2001, representing increases of 28.0% and 23.3%, respectively. Theses increases are primarily due to: i) the increase in fees earned on third party service contract products offered by dealers on installment contracts, primarily due to the increase in installment contract originations in the North American segment; ii) the increase in revenue from the Company's secured line of credit loans offered to certain dealers. The Company began extending secured lines of credit to dealers at the end of the first quarter of 2000; and iii) a one time gain of $1.1 million on the clean up call of the July 1998 securitization of advance receivables. The gain represents the difference between the value of dealer advance receivables and the Company's carrying amount of the retained interest in securitization plus the cash disbursement. This increase in other income was partially offset by the decrease in premiums earned primarily due to a decrease in the penetration rate on the Company's service contract and credit life insurance programs.

         OPERATING EXPENSES. Operating expenses increased from $12.7 million and $25.2 million for the three and six months ended June 30, 2000 to $15.0 million and $29.2 million for the same periods in 2001, representing increases of 18.1% and 16.0%, respectively. Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses. The increases in operating expenses is primarily due to: i) higher salaries and wages, which increased primarily due to: (a) an executive severance agreement expense of approximately $649,000, and (b) an increase in headcount and higher average wage rates; ii) an increase in general and administrative expenses, primarily due to:
(a) an increase in information systems expenses relating to the Company's growing use of technology; and (b) an increase in the provision for credit losses on the secured line of credit loans offered to certain dealers due primarily to a significant increase in the average size of the Company's loan portfolio; and iii) higher sales and marketing expenses, primarily due to additional sales commissions on the higher contract origination volumes and increases in the size of the Company's sales force.

         PROVISION FOR CREDIT LOSSES. The provision for credit losses consists of three components: i) a provision for losses on advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio; ii) a provision for earned but unpaid revenue on installment contracts which were transferred to non-accrual status during the period; and iii) a provision for estimated losses on the investment in operating leases. The provision for credit losses increased from $2.6 million and $5.0 million for the three and six months ended June 30, 2000 to $2.7 million and $5.7 million for the same periods in 2001, representing increases of 5.0% and 13.9%, respectively. The increases are primarily due to an increase in the provision for estimated losses associated with the Company's investment in operating leases, which resulted primarily from the significant increase in the dollar value of the Company's lease portfolio. To a lesser extent, an increase in the provision was required to reflect increased lease repossession rates and lower forecasted residual values than originally estimated. The Company analyzes its residual value levels based on results from the liquidation of repossessed vehicles and current residual guidebook values.

         These increases were partially offset by a decrease in the provision needed for earned but unpaid revenue and decreases in the amount provided for advance losses from 1.4% and 1.3% of installment contract originations for the three and six months ended June 30, 2000 to 0.5% and 0.7% of installment contract originations for the same periods in 2001. The decrease in the provision for earned but unpaid revenue primarily resulted from the decrease in the percent of non-accrual installment contracts receivable. The decrease in the amount provided for advance losses was primarily due to the Company discontinuing its relationship with certain dealers and a reduction in the amount advanced to dealers as a percent of the gross contract amount.

         PROVISION FOR CLAIMS. The amount provided for insurance and service contract claims, as a percent of total revenue, decreased from 2.3% and 2.5% during the three and six month periods ended June 30, 2000 to 1.8% and 2.0% during the same periods in 2001. These decreases correspond with the decrease in premiums earned in the first six months of 2001 compared to 2000. The Company has established claims reserves on accumulated estimates of claims reported but unpaid plus estimates of incurred but unreported claims. The Company believes the reserves are adequate to cover future claims associated with its insurance and service contract programs.

         DEPRECIATION OF LEASED ASSETS. Depreciation of leased assets is recorded on a straight-line basis by depreciating the cost of the leased vehicles to their residual value over their scheduled lease terms. The depreciation expense recorded on leased assets increased from $1.6 million and $2.4 million for the three and six months ended June 30, 2000 to $3.2 million and $6.1 million for the same periods in 2001. These increases were due to the increases in the Company's lease portfolio from $21.8 million and $32.8 million for the three and six months ended June 30, 2000 to $47.6 million and $47.5 million for the same periods in 2001. Depreciation of leased assets also includes the straight-line amortization of indirect lease costs.

         INTEREST EXPENSE. Interest expense, as a percent of total revenue, decreased from 13.4% and 13.8% for the three and six months ended June 30, 2000 to 10.8% and 10.9% for the same periods in 2001. These decreases in interest expense are primarily the result of: i) the decreases in the weighted average interest rate from 10.1% and 10.5% for the three and six months ended June 30, 2000 to 8.4% and 8.8% for the same periods in 2001, which is the result of a decrease in the average interest rate on the Company's variable rate debt, including the lines of credit and secured financing and ii) the impact of fixed borrowing fees and costs on average interest rates when average outstanding borrowings are increasing.

         OPERATING INCOME. As a result of the aforementioned factors, operating income increased from $9.5 million and $18.2 million for the three and six months ended June 30, 2000 to $11.8 million and $21.8 for the same period in 2001, representing increases of 23.9% and 19.3%, respectively.

         FOREIGN EXCHANGE LOSSES. The Company incurred foreign exchange losses of $66,000 and $80,000 for the three and six months ended June 30, 2000 and foreign exchange losses of $39,000 and $32,000 for the same periods in 2001. The losses result from the effect of exchange rate fluctuations between the U.S. dollar and foreign currencies on unhedged intercompany balances between the Company and its foreign subsidiaries.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased from $3.3 million and $6.3 million for the three and six months ended June 30, 2000 to $4.0 million and $7.4 million for the same periods in 2001. These increases are primarily due to an increase in pre-tax income in 2001. For the six months ended June 30, the effective tax rate was 34.5% in 2000 and 34.1% in 2001. The following is a reconciliation of the U.S. federal statutory rate to the Company's effective tax rate:


                                                                                      Six Months Ended June 30,
                                                                                   ---------------------------------
                                                                                       2000                2001
                                                                                   -------------        ------------
                                                                                              (Unaudited)
U.S. federal statutory rate...............................................            35.0%                 35.0%
   Foreign income taxes...................................................            (0.4)                 (1.0)
   Other..................................................................            (0.1)                  0.1
                                                                                   --------------       ------------
Provision for income taxes................................................            34.5%                 34.1%
                                                                                   ==============       ============

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

                                                                    Three Months Ended                    Six Months Ended
(Dollars in thousands, except per share data)                            June 30,                              June 30,
                                                             -------------------------------       -------------------------------
                                                                 2000               2001               2000               2001
                                                             ------------       ------------       ------------       ------------
                                                                      (Unaudited)                           (Unaudited)
Reported income (1) ....................................     $      6,153       $      7,729       $     11,879       $     14,318
Adjustments for non-recurring items (2) ................             --                 (281)               --                (281)
                                                             ------------       ------------       ------------       ------------
Adjusted income ........................................            6,153              7,448             11,879             14,037
Interest expense after tax .............................            2,722              2,639              5,458              5,140
                                                             ------------       ------------       ------------       ------------
Net operating profit after tax ("NOPAT") ...............            8,875             10,087             17,337             19,177
Average capital (3) ....................................     $    433,595       $    459,739       $    430,871       $    443,038

Return on capital ("ROC")(4) ...........................              8.2%               8.8%               8.1%               8.7%
Weighted average cost of capital ("WACC") (5) ..........             10.5%               9.9%              10.7%              10.1%
                                                             ------------       ------------       ------------       ------------
Spread .................................................             (2.3%)             (1.1%)             (2.6%)             (1.4%)


Economic loss (6) ......................................     $     (2,524)      $     (1,268)      $     (5,676)      $     (3,069)
Diluted weighted average shares outstanding ............       44,863,668         42,752,287         45,269,194         42,713,296
Economic loss per share ................................     $      (0.06)      $      (0.03)      $      (0.13)      $      (0.07)


(1) Consolidated income from financial statements included under Item 1 of Part I of this report.

(2) After tax gain of $703,000 on an exercised clean up call for the July 1998 securitization and a $422,000 after tax charge for an executive severance agreement.

(3) Average amount of debt during the period plus the average amount of equity during the period.

(4)  NOPAT divided by average capital.

(5) The sum of: i) the after tax cost of debt multiplied by the ratio of average debt to average capital, plus ii) the cost of equity multiplied by the ratio of average equity to average capital. The cost of equity is assumed to be equal to the 30 year Treasury bond rate plus 6% plus two times the Company's interest bearing debt to equity).

(6)  Equals the spread (ROC minus WACC) multiplied by average capital.

         The Company's economic loss per share improved from ($0.06) and ($0.13) for the three and six months ending June 30, 2000 to ($0.03) and ($0.07) for the same periods in 2001. The improvements were due primarily to a reduction in the weighted average cost of capital and an improvement in the return on capital for the three and six months ended June 30, 2001 compared to the same periods in 2000.

         The Company's return on capital as defined above increased from 8.2% and 8.1% for the three and six months ended June 30, 2000 to 8.8% and 8.7% for the same periods in 2001. The improvements in the return on capital are primarily the result of a reduction in the amount advanced to dealers as a percentage of the gross contract amount. The Company's goal is to increase its overall return on capital in future periods and the Company intends to allocate capital to the business units with the highest returns. The reduction in the weighted average cost of capital for the three and six months ended June 30, 2001 compared to the same periods in 2000 was primarily the result of lower average interest rates on the Company's borrowings and an overall reduction in market rates during the periods.

INSTALLMENT CONTRACTS RECEIVABLE

         The following table summarizes the composition of installment contracts receivable at the dates indicated (dollars in thousands):

                                                                                           As of
                                                                         --------------------------------------
                                                                         December 31, 2000        June 30, 2001
                                                                         -----------------        -------------
                                                                                                   (Unaudited)
Gross installment contracts receivable ...............................   $         674,402        $     807,281
Unearned finance charges .............................................             (98,214)            (122,855)
Unearned insurance premiums, insurance reserves and fees .............              (7,288)              (7,506)
                                                                         -----------------        -------------
Installment contracts receivable .....................................   $         568,900        $     676,920
                                                                         =================        =============


         A summary of changes in gross installment contracts receivable is as follows (dollars in thousands):

                                                                          Three Months Ended                  Six Months Ended
                                                                                June 30,                          June 30,
                                                                       --------------------------        --------------------------
                                                                         2000             2001             2000             2001
                                                                       ---------        ---------        ---------        ---------
                                                                               (Unaudited)                        (Unaudited)
Balance, beginning of period ...................................       $ 693,703        $ 741,530        $ 679,247        $ 674,402
Gross amount of installment contracts accepted .................         134,525          206,239          299,947          423,576
Gross installment contracts acquired pursuant
    to clean up call ...........................................            --              2,918             --              2,918
Cash collections on installment contracts
   receivable ..................................................         (98,912)        (104,980)        (204,958)        (212,100)
Charge offs ....................................................         (34,476)         (36,674)         (76,502)         (69,483)
Currency translation ...........................................          (8,289)          (1,752)         (11,183)         (12,032)
                                                                       ---------        ---------        ---------        ---------
Balance, end of period .........................................       $ 686,551        $ 807,281        $ 686,551        $ 807,281
                                                                       =========        =========        =========        =========

INVESTMENT IN OPERATING LEASES

         The composition of net investment in operating leases consisted of the following (dollars in thousands):

                                                                                    As of
                                                                  -------------------------------------------
                                                                     December 31, 2000         June 30, 2001
                                                                     -----------------         -------------
                                                                                                (Unaudited)
Gross leased vehicles.....................................        $           42,449       $           50,270
Accumulated depreciation..................................                    (5,283)                  (8,557)
Gross deferred costs......................................                     6,245                    7,126
Accumulated amortization of deferred costs................                    (1,435)                  (2,160)
Lease payments receivable.................................                     2,968                    3,193
                                                                  ------------------       ------------------

Investment in operating leases............................                    44,944                   49,872
Less: Allowance for lease vehicles losses.................                    (2,023)                  (2,332)
                                                                  ------------------       ------------------
Investment in operating leases, net.......................        $           42,921       $           47,540
                                                                  ==================       ==================

         A summary of changes in the investment in operating leases is as follows (dollars in thousands):

                                                                   Three Months Ended                        Six Months Ended
                                                                         June 30,                                 June 30,
                                                               ----------------------------            -----------------------------
                                                                 2000                2001                2000                2001
                                                               --------            --------            --------            --------
                                                                        (Unaudited)                           (Unaudited)
Balance, beginning of period .......................           $ 22,038            $ 49,720            $  9,188            $ 44,944
Gross operating leases originated ..................             12,401               7,230              26,257              19,159
Depreciation and amortization of
    operating leases ...............................             (1,555)             (3,169)             (2,373)             (6,098)
Lease payments due .................................              3,456               5,359               5,065              10,461
Collections on operating leases ....................             (2,249)             (4,730)             (3,637)             (9,245)
Charge offs ........................................                (36)               (452)                (67)               (993)
Operating lease liquidations .......................               (591)             (4,187)               (969)             (8,386)
Currency translation ...............................               --                   101                --                    30
                                                               --------            --------            --------            --------
Balance, end of period .............................           $ 33,464            $ 49,872            $ 33,464            $ 49,872
                                                               ========            ========            ========            ========

DEALER HOLDBACKS

         The following table summarizes the composition of dealer holdbacks at the dates indicated (dollars in thousands):

                                                                               As of
                                                             ----------------------------------------
                                                               December 31, 2000        June 30, 2001
                                                               -----------------        -------------
                                                                                         (Unaudited)
Dealer Holdbacks.........................................      $        537,679         $     641,078
Less: advance net of reserves of $6,788 and $8,050 at
December 31, 2000 and June 30, 2001, respectively........              (323,211)             (371,493)
                                                               ----------------         -------------
Dealer holdbacks, net ...................................      $        214,468         $     269,585
                                                               ================         =============

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

         The following tables set forth information relating to charge offs, the allowance for credit losses, the reserve on advances, and the allowance for lease vehicle losses (dollars in thousands):

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                      -----------------------------    ----------------------------
                                                          2000             2001           2000             2001
                                                      ------------     ------------    ------------    ------------
                                                                (Unaudited)                     (Unaudited)
CHARGE OFFS
Charged against dealer holdbacks..................    $     27,652     $     29,206    $     61,167    $     55,039
Charged against unearned finance charges..........           6,482            7,468          14,415          13,645
Charged against allowance for credit losses.......             342              --              920             799
                                                      ------------     ------------    ------------    ------------

Total installment contracts charged off...........    $     34,476     $     36,674    $     76,502    $     69,483
                                                      ============     ============    ============    ============

Net charge offs against the reserve on advances...    $        578     $        314    $        578    $      1,514
                                                      ============     ============    ============    ============
Charge against the allowance for lease vehicle
  losses..........................................    $        103     $      1,358    $        162    $      2,501
                                                      ============     ============    ============    ============

                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                     -----------------------------     ----------------------------
                                                         2000              2001            2000             2001
                                                     ------------     ------------     ------------    ------------
                                                               (Unaudited)                      (Unaudited)
ALLOWANCE FOR CREDIT LOSSES
Balance - beginning of period....................    $      4,435     $      3,797     $      4,742    $      4,640
Provision for loan losses........................             130                -              415               -
Charge offs......................................            (342)               -             (920)           (799)
Currency translation.............................             (39)             (13)             (53)            (57)
                                                     ------------     ------------     ------------    ------------

Balance - end of period..........................    $      4,184     $      3,784     $      4,184    $      3,784
                                                     ============     ============     ============    ============

                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                            June 30,
                                                      ------------------------------------  ------------------------------------
                                                             2000                2001             2000              2001
                                                      -----------------  -----------------  ----------------  ------------------
                                                                  (Unaudited)                           (Unaudited)
RESERVE ON ADVANCES
Balance, beginning of period......................    $           6,292  $           7,252  $          4,329  $           6,788
Provision for advance losses......................                1,927              1,130             3,918              2,910
Charge offs.......................................                 (578)              (314)             (578)            (1,514)
Currency translation..............................                   54                (18)               26               (134)
                                                      -----------------  -----------------  ----------------  -----------------
Balance, end of period............................    $           7,695  $           8,050  $          7,695  $           8,050
                                                      =================  =================  ================  =================


                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                            June 30,
                                                      ------------------------------------- ------------------------------------
                                                             2000                2001             2000               2001
                                                       ----------------   ----------------   ----------------  ----------------
                                                                   (Unaudited)                          (Unaudited)
ALLOWANCE FOR LEASE VEHICLE LOSSES
Balance, beginning of period......................     $            203   $          2,115   $             91  $          2,023
Provision for lease vehicle losses................                  519              1,575                690             2,810
Charge offs.......................................                 (103)            (1,358)              (162)           (2,501)
                                                       ----------------   ----------------   ----------------  ----------------
Balance, end of period............................     $            619   $          2,332   $            619  $          2,332
                                                       ================   ================   ================  ================


                                                                                                As of
                                                                              -------------------------------------
                                                                              December 31, 2000       June 30, 2001
                                                                              -----------------       -------------
CREDIT RATIOS                                                                                 (Unaudited)
Allowance for credit losses as a percent of gross installment contracts
   receivable............................................................            0.7%                  0.5%
Reserve on advances as a percent of advances.............................            2.1%                  2.1%
Allowance for lease vehicle losses as a percent of investments in operating
   leases................................................................            4.7%                  4.7%
Gross dealer holdbacks as a percent of gross installment contracts
   receivable............................................................           79.7%                 79.4%

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal need for capital is: i) to fund cash advances made to dealers in connection with the acceptance of installment contracts; ii) for the payment of dealer holdbacks to dealers who have repaid their advance balances; and iii) to fund the origination of used vehicle leases. These cash outflows to dealers increased from $186.7 million during the six months ended June 30, 2000 to $220.0 million during the same period in 2001. These amounts have historically been funded from cash collections on installment contracts, cash provided by operating activities and borrowings under the Company's credit agreements. The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. The Company's total balance sheet indebtedness increased from $156.7 million as of December 31, 2000 to $196.4 million as of June 30, 2001.

         On June 11, 2001, the Company renewed its credit facility by entering into a $120.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 10, 2002 and is subject to annual extensions for additional one-year periods at the request of the Company and with the consent of each of the banks in the facility. The agreement provides that, at the Company's discretion, interest is payable at either the Eurocurrency rate plus 140 basis points, or at the prime rate. The Eurocurrency borrowings may be fixed for periods of up to six months. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt to tangible net worth, bank and senior note indebtedness to eligible assets, total indebtedness to total assets and fixed charges to earnings before interest, taxes and non-cash expenses. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured through a lien on most of the Company's assets on an equal and ratable basis with the Company's senior notes and are limited by a borrowing base formula based upon a percentage of the book value of certain assets. As of June 30, 2001, there was approximately $112.0 million outstanding under this facility. The Company also maintains immaterial line of credit agreements in both the United Kingdom and Canada to fund the day-to-day cash flow requirements of those operations.

         In addition to the secured financing completed on March 13, 2001, and described in the Company's Report on Form 10-Q for the period ended March 31, 2001, the Company completed a secured financing of advance receivables with an institutional investor on July 23, 2001. Pursuant to this transaction, the Company contributed dealer advances having a carrying amount of approximately $77.0 million and received approximately $60.2 million in financing, which is net of both the underwriter's fees and the required escrow account. The proceeds received were used to reduce outstanding borrowings under the Company's credit facility. The financing, which is non-recourse to the Company, bears interest at a floating rate equal to the commercial paper rate plus 50.0 basis points with a maximum rate of 7.5%. The Company may receive future proceeds by contributing additional collateral to the transaction for the first six months of the financing. As of August 1, 2001, the secured financing is anticipated to fully amortize within nineteen months. The financing is secured by the contributed dealer advances, the rights to collections on the related installment contracts receivable and certain related assets up to the sum of the contributed dealer advances and the Company's servicing fee. The Company will receive a monthly servicing fee equal to 6% of the collections of the contributed installment contracts receivable. Except for the servicing fee and payments due to dealers, the Company will not receive any portion of collections on the installment contracts receivable until the underlying indebtedness has been repaid in full.

         The Company has $10.7 million of principal maturing on its senior notes in the fourth quarter of 2001 which the Company expects to repay from cash generated from operations and amounts available under its $120 million credit agreement.

         The Company's short and long-term cash flow requirements are materially dependent on future levels of originations. During the first six-months of 2001, the Company experienced an increase in originations over the same period in 2000. The Company expects this trend to continue in future periods and, to the extent this trend does continue, the Company will experience an increase in its need for capital, which the Company intents to fund this increasing need for capital through secured financings.

         In 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 1999. That program authorized the Company to purchase up to 1,000,000 common shares on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. On each of February 7, 2000, June 7, 2000, July 13, 2000 and November 10, 2000, the Company's Board of Directors authorized increases in the Company's stock repurchase program of an additional 1,000,000 shares. As of June 30, 2001, the Company has repurchased approximately 4.5 million shares of the
5.0 million shares authorized to be repurchased under this program at a cost of $23,590,000. The five million shares, which can be repurchased through the open market or in privately negotiated transactions, represent approximately 10.8% of the shares outstanding at the beginning of the program.

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

                          PART II. - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         As previously disclosed in the Company's 2000 Annual Report on Form 10-K, during the first quarter of 1998, several putative class action complaints were filed by shareholders against the Company and certain officers of the Company in the United States District Court for the Eastern District of Michigan seeking money damages for alleged violations of the federal securities laws. On August 14, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases, was filed. The Complaint generally alleged that the Company's financial statements issued during the period August 14, 1995 through October 22, 1997 did not accurately reflect the Company's true financial condition and results of operations because such reported results failed to be in accordance with generally accepted accounting principles and such results contained material accounting irregularities in that they failed to reflect adequate reserves for credit losses. The Complaint further alleged that the Company issued public statements during the alleged class period, which fraudulently created the impression that the Company's accounting practices were proper. On April 23, 1999, the Court granted the Company's and the defendant officers' motion to dismiss the Complaint and entered a final judgment dismissing the action with prejudice. On May 6, 1999, plaintiffs filed a motion for reconsideration of the order dismissing the Complaint or, in the alternative, for leave to file an amended complaint. On July 13, 1999, the Court granted the plaintiffs' motion for reconsideration and granted the plaintiffs leave to file an amended complaint. Plaintiffs filed their First Amended Consolidated Class Action Complaint on August 2, 1999. On September 30, 1999, the Company and the defendant officers filed a motion to dismiss that complaint. On or about November 10, 1999, plaintiffs sought and were granted leave to file a Second Amended Consolidated Class Action Complaint. On March 24, 2000 the Court granted the Company's and the defendant officers' and directors' motion to dismiss the Second Amended Consolidated Class Action Complaint and entered a final judgment dismissing the action with prejudice. On April 7, 2000, plaintiffs filed a notice of appeal. On October 26, 2000, the parties reached an agreement in principle to settle the action. On November 13, 2000, the Court of Appeals remanded the case to the District Court for purposes of the District Court's consideration of the proposed settlement. On May 15, 2001, following presentation of a formal Stipulation of Settlement to the District Court, the District Court entered an order granting preliminary approval of the proposed settlement, directing that notice thereof be mailed to members of the Class, and setting a hearing on final approval of the proposed settlement for August 14, 2001. The District Court subsequently adjourned the hearing on final approval to September 24, 2001. This proposed settlement is not expected to have a material impact on the Company's financial position, liquidity and results of operations, but there can be no assurance to that effect.

         The Company is currently a defendant in a class action proceeding which is pending in the Superior Court for the Judicial District of Waterbury Connecticut. Though the case was commenced on July 16, 1999, a class was not certified until May 15, 2001. The class is composed of all Connecticut residents whose vehicles were repossessed by the Company between August 5th, 1993 and October 31, 1998. The plaintiffs allege that the Company failed to provide these consumers with adequate notice of their rights to redeem the vehicle after repossession and are seeking money damages for such failure. The Company has appealed the certification order and will continue to vigorously defend the litigation. However, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 10, 2001 at which the shareholders elected five directors. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of votes for and withheld with respect to each nominee.

                         Nominee                      Votes For                   Votes Withheld
                         -------                      ---------                   --------------
              Donald A. Foss                          38,052,616                      282,807
              Harry E. Craig                          38,323,720                       11,703
              Thomas A. FitzSimmons                   38,049,552                      285,871
              Sam M. LaFata                           38,323,720                       11,703
              Thomas N. Tryforos                      38,324,720                       10,703

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      See Index of Exhibits following the signature page.

              (b)     Reports on Form 8-K

                      The Company was not required to file a current report on Form 8-K during the quarter ended June 30, 2001 and none were filed during that period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CREDIT ACCEPTANCE CORPORATION
                                  (Registrant)

                                  By:  /S/MATTHEW F. HILZINGER
                                  -----------------------------------
                                  MATTHEW F. HILZINGER
                                  Executive Vice President of Finance
                                  August 10, 2001

                                  (Principal Financial Officer and Duly
                                  Authorized Officer)

                                  By:  /S/LINDA M. CARDINALE
                                  ---------------------------------------------
                                  LINDA M. CARDINALE
                                  Vice President - Accounting
                                  August 10, 2001

                                  (Principal Accounting Officer)

                                INDEX OF EXHIBITS


      EXHIBIT
        NO.                                   DESCRIPTION
     --------       ------------------------------------------------------------

     4(a)(10) Ninth Amendment, dated as of June 7, 2001, to Note Purchase Agreement dated October 1, 1994 between various insurance companies and the Company

     4(b)(8) Seventh Amendment, dated as of June 7, 2001, to Note Purchase Agreement dated August 1, 1996 between various insurance companies and the Company

     4(c)(11) Amended and Restated Credit Agreement, dated as of June 11, 2001, among the Company, certain of the Company's subsidiaries, Comerica Bank, as Administrative Agent and Collateral Agent, and the banks signatory thereto

     4(e)(8) Seventh Amendment, dated as of June 7, 2001, to Note Purchase Agreement dated March 25, 1997 between various insurance companies and the Company

     4(f)(16) Amendment No. 5, dated July 20, 2001, to Note Purchase Agreement dated July 7, 1998 among Kitty Hawk Funding Corporation, CAC Funding Corp., and Bank of America, N.A.

     4(f)(17) Amendment No. 6, dated July 20, 2001, to Note Purchase Agreement dated July 7, 1998 among Kitty Hawk Funding Corporation, CAC Funding Corp., and Bank of America, N.A.

     4(f)(18) Amended and Restated Security Agreement, dated July 20, 2001, among Kitty Hawk Funding Corporation, CAC Funding Corp., the Company and Bank of America, N.A., individually and as Collateral Agent

     4(f)(19) Amended No. 5, dated July 20, 2001, to Contribution Agreement dated July 7, 1998 between the Company and CAC Funding Corp.

     4(g)(4) Second Amended and Restated Security Agreement, dated June 11, 2001 between Comerica Bank, as Collateral Agent and the Company

     4(h)(1) Form of Guaranty of Senior Notes, dated as of June 11, 2001, by certain subsidiaries of the Company in favor of the holders of the Company's Senior Notes (listed on the schedule attached thereto)

     10(g)(1) Employment agreement for Karl E. Sigerist, Managing Director UK, dated April 3, 2001. (Filed as exhibit 10 (g) (1) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference).

     10(g)(2) Employment agreement for Keith P. McCluskey, Chief Marketing Officer, dated April 19, 2001. (Filed as exhibit 10 (g) (2) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference).