Form 10-Q
period 2001-09-30
CREDIT ACCEPTANCE CORPORATION
filed 2001-10-19
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------


                        Commission File Number 000-20202


                          CREDIT ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)

MICHIGAN                                                                                                 38-1999511
(State or other jurisdiction of incorporation or organization)                        (IRS Employer Identification)

25505 WEST TWELVE MILE ROAD, SUITE 3000
SOUTHFIELD, MICHIGAN                                                                                     48034-8339
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

The number of shares outstanding of Common Stock, par value $.01, on October 12, 2001 was 42,066,704.

                                TABLE OF CONTENTS


                                           PART I. - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Income Statements -
                    Three and nine months ended September 30, 2000 and September 30, 2001.....................    1

              Consolidated Balance Sheets -
                    As of December 31, 2000 and September 30, 2001............................................    2

              Consolidated Statements of Cash Flows -
                    Nine months ended September 30, 2000 and September 30, 2001...............................    3

              Consolidated Statement of Shareholders' Equity -
                    Nine months ended September 30, 2001......................................................    4

              Notes to Consolidated Financial Statements......................................................    5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................................................    6

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.....................................   17

                                           PART II. - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS...............................................................................   18

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................................................................   19

SIGNATURES ...................................................................................................   20

INDEX OF EXHIBITS.............................................................................................   21

EXHIBITS......................................................................................................   22

                         PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,
                                                      -------------------------------   ------------------------------
  (Dollars in thousands, except per share data)            2000             2001            2000             2001
                                                      -------------     -------------   -------------    -------------
REVENUE:
     Finance charges.............................      $    20,206      $    22,835      $    60,505     $    65,065
     Lease revenue...............................            3,812            5,728            8,628          16,368
     Other income................................            7,156            8,263           22,716          27,442
                                                       -----------      -----------      -----------     -----------

         Total revenue...........................           31,174           36,826           91,849         108,875
                                                       -----------      -----------      -----------     -----------

COSTS AND EXPENSES:
     Selling, general and administrative
          expenses...............................           12,613           15,547           39,303          46,203
     Provision for credit losses.................            3,074            2,632            8,097           8,352
     Depreciation of leased assets...............            2,141            3,172            4,514           9,270
     Interest....................................            4,119            3,887           12,479          11,708
                                                       -----------      -----------      -----------     -----------

         Total costs and expenses................           21,947           25,238           64,393          75,533
                                                       -----------      -----------      -----------     -----------

Operating income.................................            9,227           11,588           27,456          33,342

     Foreign exchange losses.....................                5                6               85              38
                                                       -----------      -----------      -----------     -----------

Income before provision for income taxes.........            9,222           11,582           27,371          33,304

     Provision for income taxes..................            3,118            3,937            9,388          11,341
                                                       -----------      -----------      -----------     -----------

Net income.......................................      $     6,104      $     7,645      $    17,983     $    21,963
                                                       ===========      ===========      ===========     ===========

Net income per common share:
     Basic.......................................      $     0.14       $      0.18      $      0.41     $      0.52
                                                       ==========       ===========      ===========     ===========
     Diluted.....................................      $     0.14       $      0.18      $      0.40     $      0.51
                                                       ==========       ===========      ===========     ===========

Weighted average shares outstanding:
     Basic.......................................       43,013,682       41,997,434       44,319,948      42,153,090
                                                        ==========      ===========      ===========     ===========
     Diluted.....................................       43,424,885       43,594,725       44,653,068      43,027,573
                                                        ==========      ===========      ===========     ===========

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                                                        As of
                                                                            -----------------------------------------
                                                                             December 31, 2000     September 30, 2001
                                                                            --------------------   ------------------
                                                                                                      (Unaudited)
                                 ASSETS:
     Cash and cash equivalents..........................................        $      20,726         $      42,393
     Investments - held to maturity.....................................                  751                   202

     Installment contracts receivable...................................              568,900               740,407
     Allowance for credit losses........................................               (4,640)             (  4,241)
                                                                                --------------        --------------

         Installment contracts receivable, net..........................              564,260               736,166
                                                                                -------------         -------------

     Floor plan receivables.............................................                8,106                 6,727
     Notes receivable...................................................                6,985                11,462
     Investment in operating leases, net................................               42,921                45,197
     Property and equipment, net........................................               18,418                19,795
     Income taxes receivable............................................                  351                     -
     Other assets.......................................................                3,515                 4,875
     Retained interest in securitization................................                5,001                     -
                                                                                -------------         -------------

         Total Assets...................................................        $     671,034         $     866,817
                                                                                =============         =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
     Senior notes.......................................................        $      15,948         $       7,995
     Lines of credit....................................................               88,096               113,242
     Secured financing..................................................               45,039               102,669
     Mortgage note......................................................                7,590                 7,090
     Accounts payable and accrued liabilities...........................               26,933                36,628
     Dealer holdbacks, net..............................................              214,468               301,542
     Deferred income taxes, net.........................................               10,734                 9,278
     Income taxes payable...............................................                    -                 7,365
                                                                                -------------         -------------

         Total Liabilities..............................................              408,808               585,809
                                                                                -------------         -------------

SHAREHOLDERS' EQUITY:
     Common stock.......................................................                  425                   419
     Paid-in capital....................................................              110,226               108,102
     Retained earnings..................................................              155,953               177,916
     Accumulated other comprehensive loss-cumulative
        translation adjustment..........................................               (4,378)               (5,429)
                                                                                --------------        --------------

         Total Shareholders' Equity.....................................              262,226               281,008
                                                                                -------------         -------------

         Total Liabilities and Shareholders' Equity.....................        $     671,034         $     866,817
                                                                                =============         =============

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands)                                                                 Nine Months Ended
                                                                                          September 30,
                                                                                    2000                2001
                                                                             -------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income .........................................................      $       17,983       $       21,963
     Adjustments to reconcile cash provided by operating activities -
         Provision for credit losses.....................................               8,097                8,352
         Depreciation ...................................................               2,738                3,276
         Depreciation of operating lease vehicles........................               3,524                7,478
         Amortization of deferred leasing costs..........................                 990                1,792
         Credit for deferred income taxes................................                  21               (1,456)
         Gain on clean up call of securitization.........................                   -               (1,082)
     Change in operating assets and liabilities -
         Accounts payable and accrued liabilities........................               4,695                9,695
         Income taxes payable............................................                 511                7,365
         Income taxes receivable.........................................              12,686                  351
         Lease payment receivable........................................              (1,967)                (486)
         Unearned insurance premiums, insurance reserves and fees........              (1,096)                (467)
         Other assets....................................................                 941               (1,360)
                                                                               ---------------      ---------------

                     Net cash provided by operating activities...........              49,123               55,421
                                                                               ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal collected on installment contracts receivable.............             236,581              228,811
     Advances to dealers and payments of dealer holdbacks................            (234,101)            (310,651)
     Operating lease acquisitions........................................             (31,560)             (21,399)
     Deferred costs from lease acquisitions..............................              (4,854)              (2,866)
     Operating lease liquidations........................................               2,465                8,743
     Decrease in floor plan receivables..................................               4,742                1,691
     Increase in notes receivable........................................              (1,723)              (4,477)
     Purchases of property and equipment.................................              (2,701)              (4,748)
                                                                               ---------------      ---------------

                  Net cash used in investing activities..................             (31,151)            (104,896)
                                                                               ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit agreements......................              24,809               25,146
        Proceeds from secured financing..................................              64,500              165,412
     Repayment of secured financing......................................             (73,495)            (107,782)
     Repayments of senior notes and mortgage note........................              (7,963)              (8,453)
     Repurchase of common stock..........................................             (16,440)              (3,229)
     Proceeds from stock options exercised...............................                  71                1,099
                                                                               ---------------      ---------------

                  Net cash provided by (used in) financing activities....              (8,518)              72,193
                                                                               ---------------      ---------------
                  Effect of exchange rate changes on cash................              (6,401)              (1,051)
                                                                               ---------------      ---------------

Net Increase In Cash ....................................................               3,053               21,667
     Cash and cash equivalents - beginning of period.....................              21,565               20,726
                                                                               ---------------      ---------------
     Cash and cash equivalents - end of period...........................      $       24,618       $       42,393
                                                                               ===============      ===============

                          CREDIT ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

(Dollars in thousands)                                                                                                 Accumulated
                                                 Total                                                                    Other
                                              Shareholders'    Comprehensive     Common       Paid In     Retained     Comprehensive
                                                Equity            Income          Stock       Capital     Earnings         Loss
                                              -------------    -------------   ----------    ---------   ----------    -------------

Balance - December 31, 2000.............      $     262,226                    $      425    $ 110,226   $  155,953      $   (4,378)
  Comprehensive income:
    Net income..........................             21,963    $      21,963                                 21,963
                                                               -------------
    Other comprehensive income:
     Foreign currency translation
          adjustment....................             (1,051)          (1,051)                                                (1,051)
     Tax on other comprehensive
         Loss...........................                                 368
                                                               -------------
     Other comprehensive loss...........                                (683)
                                                               -------------
 Total comprehensive income.............                       $      21,280
                                                               =============
 Repurchase and retirement of
     common stock.......................             (3,229)                           (6)      (3,223)
 Stock options exercised................              1,099                                      1,099

                                              -------------                    ----------    ---------   ----------    -------------
Balance - September 30, 2001............      $     281,008                    $      419    $ 108,102   $  177,916    $     (5,429)
                                              =============                    ==========    =========   ==========    =============

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

3.       ACCOUNTING STANDARDS

    Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (SFAS No. 133). These standards require that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and that those instruments be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not designated any of its derivative instruments as hedges under SFAS No. 133. The after-tax effect of recognizing the fair value of the derivative instruments as of January 1, 2001 was an approximately $9,500 increase to income. As of September 30, 2001, changes in the fair value of derivative instruments resulted in a decrease in net income of approximately $182,000, after-tax.

         The Company purchases interest rate cap and floor agreements to manage its interest rate risk on its secured financings. The Company does not hold or issue derivative financial instruments for trading purposes. The derivative agreements generally match the notional amounts of the debt. As of September 30, 2001, the following interest rate floor agreement was outstanding (in thousands):

                                                 COMMERCIAL PAPER
                  NOTIONAL AMOUNT                   FLOOR RATE                       TERM
                  ---------------             ----------------------   --------------------------------
                  $     15,057..........              4.79%            July 1999 through August 2003

         As of September 30, 2001, the following interest rate cap agreements were outstanding (in thousands):

                                                 COMMERCIAL PAPER
                  NOTIONAL AMOUNT                    CAP RATE                        TERM
                  ------------------------   -----------------------------------------------------------------
                  $         403..........              7.5%            July 1998 through October 2001
                         15,057..........              7.5%            July 1999 through August 2003
                          5,975..........              7.5%            December 1999 through June 2003
                         22,013..........              8.5%            August 2000 through August 2004
                         45,494..........              7.0%            March 2001 through December 2005
                         38,481..........              7.5%            July 2001 through November 2006

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

4.       BUSINESS SEGMENT INFORMATION

         The Company operates in three reportable business segments: CAC North America, CAC United Kingdom and CAC Automotive Leasing. Selected segment information is set forth below (in thousands):

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                             --------------------------    --------------------------
                                                                 2000          2001            2000          2001
                                                             -----------   ------------    -----------   ------------
Total revenue:
     CAC North America.............................          $    21,452   $    24,856     $    67,223   $    73,701
     CAC United Kingdom............................                5,669         5,880          15,469        17,841
     CAC Automotive Leasing........................                4,053         6,090           9,157        17,333
                                                             -----------   -----------     -----------    ----------
                                                             $    31,174   $    36,826     $    91,849   $   108,875
Earnings before provision for income taxes:
     CAC North America.............................          $     7,894   $     9,049     $    23,082   $    28,318
     CAC United Kingdom............................                2,142         3,244           5,361         7,852
     CAC Automotive Leasing........................                 (814)         (711)         (1,072)       (2,866)
                                                             ------------  ------------    ------------   -----------
                                                             $     9,222   $    11,582     $    27,371   $    33,304
                                                             ===========   ===========     ===========   ===========

         As of September 30, 2001, the Company modified the presentation of its three reportable business segments. The Company reclassified two of its leasing subsidiaries from CAC North America and split out its CAC North America Canadian leasing operations and reclassified these to CAC Automotive Leasing. These changes were made to consolidate all lease related businesses into one reportable business segment. The 2000 business segment information has been reclassified to conform to the 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   ANALYSIS OF ECONOMIC PROFIT OR LOSS

         The table below illustrates the calculation of the Company's economic profit (loss) for the periods indicated. Economic profit or loss is a measurement of how efficiently the Company utilizes its capital and has been used by the Company since January 1, 2000 to evaluate its performance. The Company's goal is to maximize the amount of economic profit per share generated by increasing its overall return on capital in future periods and allocating capital to the business units with the highest returns.

                                                                   Three Months Ended                    Nine Months Ended
(Dollars in thousands, except per share data)                         September 30,                         September 30,
                                                          ----------------------------------    ---------------------------------
                                                                2000               2001              2000               2001
                                                          ---------------     --------------    --------------      -------------
                                                                      (Unaudited)                           (Unaudited)
     Reported net income (1).......................        $      6,104        $     7,645       $     17,983        $    21,963
     Adjustments for non-recurring items (2).......                  --                 --                 --               (457)
                                                           ------------        -----------       ------------        -----------
     Adjusted net income...........................               6,104              7,645             17,983             21,506
     Interest expense after tax....................               2,695              2,556              8,153              7,696
                                                           ------------        -----------       ------------        -----------
     Net operating profit after tax ("NOPAT")......               8,799             10,201             26,136             29,202
     Average capital (3)...........................        $    430,852        $   479,463       $    430,461        $   455,312

     Return on capital ("ROC")(4)..................                8.17%              8.51%              8.10%              8.55%
     Weighted average cost of capital ("WACC")(5)..               10.34%              9.60%             10.57%              9.89%
                                                           ------------        -----------       ------------        -----------
     Spread........................................                (2.17%)           (1.09%)            (2.47%)            (1.34%)


     Total economic loss (6).......................        $     (2,339)       $    (1,306)      $     (8,004)       $    (4,586)
     Diluted weighted average shares outstanding...          43,424,885         43,594,725         44,653,068         43,027,573
     Economic loss per share.......................        $       (.05)       $      (.03)      $       (.18)       $      (.10)

     Economic profit (loss) by CAC business segment:
          North America                                    $     (1,248)       $      (704)      $     (4,967)       $    (1,414)
          United Kingdom                                           (405)               217             (2,065)              (349)
          Automotive Leasing                                       (686)              (819)              (972)            (2,823)
                                                           ------------        -----------       ------------        -----------
     Total economic loss                                   $     (2,339)       $    (1,306)      $     (8,004)       $    (4,586)
                                                           ============        ===========       ============        ===========

(1)  Consolidated net income from financial statements included under Item 1 of
     Part I of this report.
(2) Includes an after tax gain of $703,000 on an exercised clean up call relating to the July 1998 securitization and a $246,000 after tax charge relating to an executive severance agreement.
(3) Average capital is equal to the average amount of debt during the period plus the average amount of equity during the period.
(4)  Return on capital is equal to NOPAT divided by average capital.
(5) Weighted average cost of capital is equal to the sum of: i) the after tax cost of debt multiplied by the ratio of average debt to average capital, plus ii) the cost of equity multiplied by the ratio of average equity to average capital. The cost of equity is assumed to be equal to the 30-year Treasury bond rate plus 6% plus two times the Company's interest bearing debt to equity.
(6) Total economic loss equals the spread (ROC minus WACC) multiplied by average capital.

         The Company's economic loss per share improved from ($.05) and ($.18) for the three and nine months ending September 30, 2000 to ($.03) and ($.10) for the same periods in 2001. The improvements were due primarily to a reduction in the weighted average cost of capital and an improvement in the return on capital for the three and nine months ended September 30, 2001 compared to the same periods in 2000.

         The Company's return on capital as defined above increased from 8.17% and 8.10% for the three and nine months ended September 30, 2000 to 8.51% and 8.55% for the same periods in 2001. The improvements in the return on capital are primarily the result of an improvement in collection performance and a reduction in the amount advanced to dealers as a percentage of the gross contract amount. The reduction in the weighted average cost of capital for the three and nine months ended September 30, 2001 compared to the same periods in 2000 was primarily due to lower average interest rates on the Company's borrowings as a result of an overall reduction in market rates during the periods.

RESULTS OF OPERATIONS

    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

         TOTAL REVENUE. Total revenue consists of finance charges on 30, installment contracts, lease revenue earned on operating leases and other income. Other income consists primarily of: i) premiums or fees earned on service contract, credit life and collateral protection insurance programs; ii) revenue from secured line of credit loans offered to certain dealers; iii) monthly fees from the internet origination system; iv) dealer enrollment fees;
v) floor plan financing interest income and other related fees; and vi) for the nine months ended September 30, 2001, other income also included a $1.1 million gain on a clean-up call relating to a securitization. As a result of the following factors, total revenue increased from $31.2 million and $91.8 million for the three and nine months ended September 30, 2000 to $36.8 million and $108.9 million for the same periods in 2001, representing increases of 18.1% and 18.5%, respectively.

         Finance charges increased from $20.2 million and $60.5 million for the three and nine months ended September 30, 2000 to $22.8 million and $65.1 million for the same periods in 2001, representing increases of 13.0% and 7.5%, respectively. The increases are primarily the result of the increase in the average size of the Company's installment contract portfolio due to increases in contract originations for the three and nine months ended September 30, 2001. The Company's consolidated originations increased from $138.5 million and $464.7 million for the three and nine months ended September 30, 2000 to $211.5 million and $654.2 million for the same periods in 2001, representing increases of 52.7% and 40.8%, respectively. The increases were primarily the result of: i) continued acceptance of the Company's internet origination system; ii) strong production from the Company's field sales force, which was expanded in 2000 and
(iii) favorable market conditions.

         The Company's North American operations originated $85.2 million and $317.5 million in new installment contracts for the three and nine months ended September 30, 2000 compared with $178.6 million and $531.4 million for the same periods in 2001, representing increases of 109.5% and 67.4% for the three and nine month periods, respectively. The increases reflect: i) increases in the average contract size from $8,435 and $8,494 for the three and nine months ended September 30, 2000 to $11,653 and $10,559 for the same periods in 2001, as installment contracts originated through the Company's new internet origination system are financing newer vehicles with longer initial contract terms; ii) increases in the number of active dealers from 791 and 1,088 for the three and nine months ended September 30, 2000 to 848 and 1,121 for the same periods in 2001; and iii) increases in the average number of contracts originated per active dealer from 12.8 and 34.4 for the three and nine months ended September 30, 2000 to 18.1 and 44.8 for the same periods in 2001.

         The Company's United Kingdom operations originated $43.1 million and $110.7 million in new installment contracts for the three and nine months ended September 30, 2000 compared with $27.7 million and $98.6 million for the same periods in 2001, representing a decrease of 35.6% and 11.0% for the three and nine month periods, respectively. These decreases reflect: i) decreases in the average number of contracts originated per active dealer from 22.7 and 45.2 for the three and nine months ended September 30, 2000 to 15.3 and 35.1 for the same periods in 2001, which is primarily due to the Company discontinuing its relationship with a high volume dealer in the United Kingdom; ii) for the three months ended September 30, 2001, a decrease in the number of active dealers from 140 for the quarter ended September 30, 2000 to 127 for the same period in 2001; and iii) for the nine months ended September 30, 2001, a decrease in the average contract size from $13,679 for the quarter ended September 30, 2000 to $13,686 for the same period in 2001.

         The overall increase in finance charges was partially offset by a reduction in the Company's average annualized yield on its installment contract portfolio from 14.0% for the nine months ended September 30, 2000 to 13.3% for the same period in 2001. The decrease in the average yield primarily resulted from an increase of the average length of the initial contract term from 32.7 months as of September 30, 2000 to 34.9 months as of September 30, 2001. The effect of the increase in initial term was partially offset by a reduction in the percentage of installment contracts that were in non-accrual status from 20.8% as of September 30, 2000 to 18.4 % as of September 30, 2001.

         The Company's Automotive Leasing operations records lease revenue on a straight-line basis over the scheduled lease term. The Company's strategy is to limit the amount of capital invested in this operation until additional portfolio performance data is obtained, which will allow the Company to more precisely measure the profitability of the leasing product. The Company implemented several changes to its leasing product in the fourth quarter 2000. The Company expects to obtain the data required to evaluate these changes, as well as its residual values, in 2002. Consistent with this strategy, the Company's lease originations declined from $10.2 million and $36.4 million for the three and nine months ended September 30, 2000 compared to $5.1 million and $24.3 million for the same periods in 2001, representing a decrease of 49.7% and 33.4% for the three and nine months periods, respectively. Lease revenue increased from $3.8 million and $8.6 million for the three and nine months ended September 30, 2000 to $5.7 million and $16.4 million for the same periods in 2001, representing increases of 50.3% and 89.7%, respectively. These increases were due to the increases in the Company's lease portfolio balance from $38.8 million as of September 30, 2000 to $45.2 million as of September 30, 2001.

         Other income increased from $7.2 million and $22.7 million for the three and nine months ended September 30, 2000 to $8.3 million and $27.4 million for the same periods in 2001, representing increases of 15.5% and 20.8%, respectively. Theses increases are primarily due to: i) the increase in fees earned on third party service contract products offered by dealers on installment contracts, primarily due to the increase in installment contract originations in the North American segment; ii) the increase in revenue from the Company's secured line of credit loans offered to certain dealers, which the Company began extending at the end of the first quarter of 2000; and iii) for the nine months ended September 30, 2001, a one time gain of $1.1 million on the clean up call relating to the July 1998 securitization of advance receivables. The gain represents the difference between the value of dealer advance receivables and the Company's carrying amount of the retained interest in securitization plus the cash disbursement. This increase in other income was partially offset by the decrease in premiums earned primarily due to a decrease in the penetration rate on the Company's service contract and credit life insurance programs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percentage of total revenue, increased from 40.5% for the three months ended September 30, 2000 to 42.2 % for the same period in 2001. The increase in selling, general and administrative expenses, is primarily due to: i) an increase in the provision for credit losses on the secured lines of credit loans offered to certain dealers primarily due to the impairment of two loans having a book value of $2.3 million. The Company recorded a provision expense on these loans of $900,000 for the three months ended September 30, 2001 and has as allowance for credit losses of $1.2 million pertaining to these loans; ii) an increase in information systems expenses relating to the Company's growing investment in technology; and iii) higher salaries and wages which increased primarily due to increased headcount and higher average wage rates to further support the companies growth.

         PROVISION FOR CREDIT LOSSES. The provision for credit losses consists of three components: i) a provision for losses on advances to dealers that are not expected to be recovered through collections on the related installment contract receivable portfolio; ii) a provision for earned but unpaid revenue on installment contracts which were transferred to non-accrual status during the period; and iii) a provision for estimated losses on the investment in operating leases. The provision for credit losses, as a percentage of total revenue, decreased from 9.9% and 8.8% for the three and nine months ended September 30, 2000 to 7.1% and 7.7 % for the same periods in 2001. The decreases are primarily due to: i) a decrease in the provision for estimated losses on advances to dealers associated with the Company's United Kingdom operations due to continued improvements in the quality of business originated and a further reduction in the amount advanced to dealers as a percent of the gross contract amount; and
ii) a decrease in the provision needed for earned but unpaid revenue due to a decrease in the percent of non-accrual installment contracts receivable from 20.8% as of September 30, 2001 to 18.4% as of September 30, 2001.

         The decreases in provision for credit losses as a percentage of revenue are partially offset by the provision for losses associated with the Company's investment in operating leases, as a result of the increase in the dollar value size of the Company's lease portfolio. To a lesser extent, an increase in the provision was required to reflect increased lease repossession rates and lower forecasted residual values than originally estimated. The Company analyzes its residual value levels based on results from the liquidation of repossessed vehicles and current residual guidebook values.

         DEPRECIATION OF LEASED ASSETS. Depreciation of leased assets is recorded on a straight-line basis by depreciating the cost of the leased vehicles to their residual value over their scheduled lease terms. The depreciation expense recorded on leased assets, as a percentage of total revenue, increased from 6.9% and 4.9% for the three and nine months ended September 30, 2000 to 8.6% and 8.5% for the same periods in 2001. These increases were due to the increases in the Company's lease portfolio balance from $38.8 million as of September 30, 2000 to $45.2 million as of September 30, 2001. Depreciation of leased assets also includes the straight-line amortization of indirect lease costs.

         INTEREST EXPENSE. Interest expense, as a percent of total revenue, decreased from 13.2% and 13.6% for the three and nine months ended September 30, 2000 to 10.6% and 10.8% for the same periods in 2001. These decreases in interest expense are primarily the result of the decreases in the weighted average interest rate from 9.7% and 10.2% for the three and nine months ended September 30, 2000 to 7.5% and 8.4% for the same periods in 2001 and the impact of fixed borrowing fees and costs on average interest rates when average outstanding borrowings are increasing. The rate decreases were the result of a decrease in the average interest rate on the Company's variable rate debt, including the lines of credit and secured financing as a result of market rate decreases.

         OPERATING INCOME. As a result of the aforementioned factors, operating income increased from $9.2 million and $27.5 million for the three and nine months ended September 30, 2000 to $11.6 million and $33.3 million for the same period in 2001, representing increases of 25.6% and 21.4%, respectively.

         FOREIGN EXCHANGE LOSSES. The Company incurred foreign exchange losses of $5,000 and $85,000 for the three and nine months ended September 30, 2000 and foreign exchange losses of $6,000 and $38,000 for the same periods in 2001. The losses result from the effect of exchange rate fluctuations between the U.S. dollar and foreign currencies on unhedged intercompany balances between the Company and its foreign subsidiaries.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased from $3.1 million and $9.4 million for the three and nine months ended September 30, 2000 to $3.9 million and $11.3 million for the same periods in 2001. These increases are primarily due to increases in pre-tax income in 2001. For the nine months ended September 30, the effective tax rate was 34.3% in 2000 and 34.1% in 2001. The following is a reconciliation of the U.S. federal statutory rate to the Company's effective tax rate:

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                    2000                 2001
                                                                                 ----------           ----------
                                                                                          (Unaudited)
U.S. federal statutory rate.................................                         35.0%               35.0%
   Foreign income taxes.....................................                         (0.6)               (1.1)
   Other....................................................                         (0.1)                0.2
                                                                                 ----------           ----------
Provision for income taxes..................................                         34.3%               34.1%
                                                                                 ==========           ==========

INSTALLMENT CONTRACTS RECEIVABLE

         The following table summarizes the composition of installment contracts receivable at the dates indicated (dollars in thousands):

                                                                                         As of
                                                                      ------------------------------------------
                                                                      December 31, 2000       September 30, 2001
                                                                      -----------------       ------------------
                                                                                                 (Unaudited)
Gross installment contracts receivable.......................         $         674,402       $          882,820
Unearned finance charges.....................................                   (98,214)                (135,593)
Unearned insurance premiums, insurance reserves and fees.....                    (7,288)                  (6,820)
                                                                      ------------------      -------------------
Installment contracts receivable.............................         $         568,900       $          740,407
                                                                      ==================      ===================

         A summary of changes in gross installment contracts receivable is as follows (dollars in thousands):

                                                                  Three Months Ended                   Nine Months Ended
                                                                     September 30,                       September 30,
                                                               ------------------------            --------------------------
                                                                  2000           2001                 2000             2001
                                                               ---------      ---------            ---------        ---------
                                                                      (Unaudited)                              (Unaudited)

Balance, beginning of period .............................     $ 686,551      $ 807,281            $ 679,247        $ 674,402
Gross amount of installment contracts accepted ...........       128,313        206,378              428,260          629,954
Gross installment contracts acquired pursuant
    to clean up call .....................................             -              -                    -            2,918
Cash collections on installment contracts
   receivable ............................................       (97,248)      (110,853)            (302,206)        (322,953)
Charge offs ..............................................       (32,570)       (28,392)            (109,072)         (97,875)
Currency translation .....................................        (4,074)         8,406              (15,257)          (3,626)
                                                               ---------      ---------            ---------        ---------
Balance, end of period ...................................     $ 680,972      $ 882,820            $ 680,972        $ 882,820
                                                               =========      =========            =========        =========

INVESTMENT IN OPERATING LEASES

The composition of net investment in operating leases consisted of the following (dollars in thousands):

                                                                                      As of
                                                                     ------------------------------------------
                                                                     December 31, 2000       September 30, 2001
                                                                     -----------------       ------------------
                                                                                                 (Unaudited)
Gross leased vehicles.....................................        $           42,449       $           50,181
Accumulated depreciation..................................                    (5,283)                 (10,158)
Gross deferred costs......................................                     6,245                    6,992
Accumulated amortization of deferred costs................                    (1,435)                  (2,502)
Lease payments receivable.................................                     2,968                    3,448
                                                                     ---------------         ----------------
Investment in operating leases............................                    44,944                   47,961
Less: Allowance for lease vehicles losses.................                    (2,023)                  (2,764)
                                                                     ---------------         ----------------
Investment in operating leases, net.......................        $           42,921       $           45,197
                                                                     ===============         ================

A summary of changes in the investment in operating leases is as follows (dollars in thousands):

                                                                    Three Months Ended                      Nine Months Ended
                                                                       September 30,                          September 30,
                                                               ----------------------------            ----------------------------
                                                                 2000                2001                2000                2001
                                                               --------            --------            --------            --------
                                                                        (Unaudited)                           (Unaudited)
Balance, beginning of period .......................           $ 33,464            $ 49,872            $  9,188            $ 44,944
Gross operating leases originated ..................             10,156               5,105              36,414              24,265

Depreciation and amortization of
    operating leases ...............................             (2,141)             (3,172)             (4,514)             (9,270)
Lease payments due .................................              3,871               5,664               8,936              16,125
Collections on operating leases ....................             (3,029)             (4,925)             (6,667)            (14,171)
Charge offs ........................................               (235)               (476)               (302)             (1,468)
Operating lease liquidations .......................             (2,039)             (3,943)             (3,009)            (12,329)
Currency translation ...............................                 (9)               (164)                 (8)               (135)
                                                               --------            --------            --------            --------
Balance, end of period .............................           $ 40,038            $ 47,961            $ 40,038            $ 47,961
                                                               ========            ========            ========            ========






DEALER HOLDBACKS

         The following table summarizes the composition of dealer holdbacks at the dates indicated (dollars in thousands):

                                                                                   As of
                                                                 ------------------------------------------
                                                                   December 31, 2000     September 30, 2001
                                                                 -------------------    -------------------
                                                                                            (Unaudited)
Dealer holdbacks..............................................   $          537,679     $          701,434
Less: Advance net of reserves of $6,788 and $8,497 at
   December 31, 2000 and September 30, 2001, respectively.....             (323,211)              (399,892)
                                                                 -------------------    -------------------
Dealer holdbacks, net ........................................   $          214,468     $          301,542
                                                                 ==================     ==================

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

         The Company maintains an allowance for credit losses that, in the opinion of management, adequately reserves against losses in the portfolio of installment contract receivables. The risk of loss to the Company related to the installment contracts receivable balances relates primarily to the earned but unpaid revenue on installment contracts that were transferred to non-accrual status during the period. Servicing fees, which are booked as finance charges, are recognized under the interest method of accounting until the underlying obligation is 90 days past due on a recency basis. At such time, the Company suspends the accrual of revenue and makes a provision for credit losses equal to the earned but unpaid revenue. In all cases, contracts on which no material payment has been received for nine months are charged off against dealer holdbacks, unearned finance charges and the allowance for credit losses.

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





         The following tables set forth information relating to charge offs, the allowance for credit losses, the reserve on advances, and the allowance for lease vehicle losses (dollars in thousands):

                                                             Three Months Ended            Nine Months Ended
                                                               September 30,                   September 30,
                                                      ----------------------------     ----------------------------
                                                          2000            2001             2000           2001
                                                      -------------   ------------     -------------   ------------
                                                                (Unaudited)                     (Unaudited)

CHARGE OFFS
Charged against dealer holdbacks..................    $     26,187     $     22,984    $     87,354    $     78,023
Charged against unearned finance charges..........           6,010            5,281          20,425          18,926
Charged against allowance for credit losses.......             373              127           1,293             926
                                                      ------------     ------------    ------------    ------------

Total installment contracts charged off...........    $     32,570     $     28,392    $    109,072    $     97,875
                                                      ============     ============    ============    ============

Net charge offs against the reserve on advances...    $      2,463     $         43    $      3,041    $      1,557
                                                      ============     ============    ============    ============

Charge against the allowance for lease
vehicle losses....................................    $        383     $      1,219    $        545    $      3,720
                                                      ============     ============    ============    ============

                                                             Three Months Ended            Nine Months Ended
                                                               September 30,                   September 30,
                                                      ----------------------------     ----------------------------
                                                          2000            2001             2000           2001
                                                      -------------   ------------     -------------   ------------
                                                               (Unaudited)                      (Unaudited)
ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period.....................    $      4,184     $      3,784     $      4,742    $      4,640
Provision for loan losses........................             581              543              996             543
Charge offs......................................            (373)            (127)          (1,293)           (926)
Currency translation.............................             (18)              41              (71)            (16)
                                                     -------------    ------------     -------------   -------------
Balance, end of period...........................    $      4,374     $      4,241     $      4,374    $      4,241
                                                     ============     ============     ============    ============

                                                             Three Months Ended            Nine Months Ended
                                                               September 30,                   September 30,
                                                      ----------------------------     ----------------------------
                                                          2000            2001             2000           2001
                                                      -------------   ------------     -------------   ------------
                                                                (Unaudited)                     (Unaudited)
RESERVE ON ADVANCES
Balance, beginning of period .......................    $ 7,695            $ 8,050          $ 4,329        $ 6,788
Provision for advance losses .......................      1,452                438            5,370          3,348
Charge offs ........................................     (2,463)               (43)          (3,041)        (1,557)
Currency translation ...............................        (79)                52              (53)           (82)
                                                      -------------   ------------     -------------   ------------

Balance, end of period .............................    $ 6,605            $ 8,497          $ 6,605        $ 8,497
                                                      =============   ============     =============   ============


                                                             Three Months Ended            Nine Months Ended
                                                               September 30,                   September 30,
                                                      ----------------------------     ----------------------------
                                                          2000            2001             2000           2001
                                                      -------------   ------------     -------------   ------------
                                                                (Unaudited)                     (Unaudited)
ALLOWANCE FOR LEASE VEHICLE LOSSES
Balance, beginning of period .......................     $   619         $ 2,332          $    91          $ 2,023
Provision for lease vehicle losses .................       1,041           1,651            1,731            4,461
Charge offs ........................................        (383)         (1,219)            (545)          (3,720)
                                                         -------         -------          -------          -------
Balance, end of period .............................     $ 1,277         $ 2,764          $ 1,277          $ 2,764
                                                         =======         =======          =======          =======




                                                                                                  As of
                                                                                 ------------------------------------------
                                                                                 December 31, 2000       September 30, 2001
                                                                                 -----------------       ------------------
CREDIT RATIOS                                                                                   (Unaudited)
Allowance for credit losses as a percent of gross installment contracts
   receivable ..................................................................           0.7%                  0.5%
Reserve on advances as a percent of advances ...................................           2.1%                  2.1%
Allowance for lease vehicle losses as a percent of investments in operating
   leases ......................................................................           4.7%                  5.8%
Gross dealer holdbacks as a percent of gross installment contracts
   receivable ..................................................................          79.7%                 79.5%

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal need for capital is: i) to fund cash advances made to dealers in connection with the acceptance of installment contracts; ii) for the payment of dealer holdbacks to dealers who have repaid their advance balances; and iii) to fund the origination of used vehicle leases. These cash outflows to dealers increased from $265.7 million during the nine months ended September 30, 2000 to $332.1 million during the same period in 2001. These amounts have historically been funded from cash collections on installment contracts, cash provided by operating activities and borrowings under the Company's credit agreements. The Company maintains a significant dealer holdback on installment contracts accepted which assists the Company in funding its long-term cash flow requirements. The Company's total funded indebtedness increased from $156.7 million as of December 31, 2000 to $231.0 million as of September 30, 2001.

         The Company has a $120.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 10, 2002 with a one year term out option at the request of the Company provided that no event of default exists. The agreement provides that, at the Company's discretion, interest is payable at either the Eurocurrency rate plus 140 basis points, or at the prime rate. The Eurocurrency borrowings may be fixed for periods of up to six months. The credit agreement has certain restrictive covenants, including limits on the ratio of the Company's debt to tangible net worth, bank and senior note indebtedness to eligible assets, total indebtedness to total assets and fixed charges to earnings before interest, taxes and non-cash expenses. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured through a lien on most of the Company's assets on an equal and ratable basis with the Company's senior notes and are limited by a borrowing base formula based upon a percentage of the book value of certain assets. Of the approximately $113.2 million outstanding under this facility on September 30, 2001, $22.8 million was borrowed on September 21, 2001 for a temporary purpose and was repaid on October 5, 2001. The Company also maintains immaterial line of credit agreements in both the United Kingdom and Canada to fund the day-to-day cash flow requirements of those operations.

         The Company completed a secured financing of advance receivables with an institutional investor on July 23, 2001. Pursuant to this transaction, the Company pledged as collateral dealer advances having a carrying amount of approximately $77.0 million and received approximately $60.2 million in financing, which is net of both the underwriter's fees and the required escrow account. The proceeds received were used to reduce outstanding borrowings under the Company's credit facility. The financing, which is non-recourse to the Company, bears interest at a floating rate equal to the commercial paper rate plus 50 basis points with a maximum rate of 7.5%. In the first six months of the financing, the Company may receive additional proceeds by contributing added collateral to the transaction. As of September 30, 2001, the Company has received additional proceeds of $13.3 million also secured by dealer advances. The secured financing is anticipated to fully amortize within seventeen months. The financing is secured by the contributed dealer advances, the rights to collections on the related installment contracts receivable and certain related assets up to the sum of the contributed dealer advances and the Company's servicing fee. The Company will receive a monthly servicing fee equal to 6% of the collections of the contributed installment contracts receivable. Except for the servicing fee and payments due to dealers, the Company will not receive any portion of collections on the installment contracts receivable until the underlying indebtedness has been repaid in full.

         The Company has completed six secured financing transactions through September 30, 2001, two of which remain outstanding. The proceeds from the transactions were used to repay borrowings outstanding under the Company's credit facility. A summary of these transactions is as follows (dollars in thousands):

                                                           Secured Financing          Secured Dealer            Balance as
    Issue             Close              Original             Balance at            Advance Balance at          Percent of
   Number              Date               Balance         September 30, 2001        September 30, 2001       Original Balance
------------    -----------------    ----------------   ----------------------     ---------------------    -------------------
1998-A          July 1998            $       50,000       Paid in full                 Paid in full                   0.0%
1999-A          July 1999                    50,000       Paid in full                 Paid in full                   0.0
1999-B          December 1999                50,000       Paid in full                 Paid in full                   0.0
2000-A          August 2000                  65,000       Paid in full                 Paid in full                   0.0
2001-A          March 2001                   97,100     $       41,824             $        106,859                  43.1
2001-B          July 2001                    61,000             60,845                       80,184                  99.7
                                     --------------     --------------             ----------------
                                     $      373,100     $      102,669             $        187,043
                                     ==============     ==============             ================

         The Company has $8.0 million of principal maturing on its senior notes in the fourth quarter of 2001 which the Company expects to repay from cash generated from operations and amounts available under its $120 million credit agreement.

         The Company's short and long-term cash flow requirements are materially dependent on future levels of originations. During the first nine-months of 2001, the Company experienced an increase in originations over the same period in 2000. The Company expects this trend to continue in future periods. To the extent this trend does continue, the Company will experience an increase in its need for capital, which the Company intends to fund through secured financings.

         In 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 1999. That program authorized the Company to purchase up to 1,000,000 common shares at price levels the Company deems attractive. On each of February 7, 2000, June 7, 2000, July 13, 2000 and November 10, 2000, the Company's Board of Directors authorized increases in the Company's stock repurchase program of an additional 1,000,000 shares. As of September 30, 2001, the Company has repurchased approximately 4.5 million shares of the 5.0 million shares authorized to be repurchased under this program at a cost of $23,590,000. The five million shares, which can be repurchased through the open market or in privately negotiated transactions, represent approximately 10.8% of the shares outstanding at the beginning of the program.

         The Company has reached a preliminary agreement with the Internal Revenue Service as the result of an examination of its tax years ended December 31, 1993, 1994 and 1995. This agreement requires changes in some tax accounting methods with respect to the timing of income recognition. The finalization of the agreement is predicated on Joint Tax Committee review of the new methods. In addition, the Company has filed amended returns for the tax years ended December 31, 1996, 1997, 1998 and 1999 adjusted for the new methods. Pursuant to the preliminary agreement and the filed amended returns, the Company has recorded an additional current tax liability and a reduction to its deferred tax liability of $3.5 million. The agreement may also require the Company to recognize items of interest income and interest expense for the years in question. No interest amounts have been recorded, as the amounts and timing of such items are not available.

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



FORWARD-LOOKING STATEMENTS

         The foregoing discussion and analysis contains a number of forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. These forward-looking statements represent our outlook only as of the date of this release. While we believe any forward-looking statements we have made are reasonable, actual results could differ materially since the statements are based on our current expectations and are subject to risks and uncertainties. These risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including forms 8-K, 10-Q and 10-K, and include, among others, competition from traditional financing sources and from non-traditional lenders, unavailability of funding at competitive rates of interest, adverse changes in applicable laws and regulations, adverse changes in economic conditions, adverse changes in the automobile or finance industries or in the non-prime consumer finance market, the Company's ability to maintain or increase the volume of installment contracts or leases accepted, the Company's potential inability to accurately forecast and estimate future collections and historical collection rates, the Company's potential inability to accurately estimate the residual values of the lease vehicles, an adverse outcome in the ongoing Internal Revenue Service examination of the Company, an increase in the amount or severity of litigation against the Company, the loss of key management personnel, and the Company's ability to complete various financing alternatives. Readers are cautioned to consider these factors when relying on such forward-looking information.

         Other factors not currently anticipated by management may also materially and adversely affect the Company's results of operations. The Company does not undertake, and expressly disclaims any obligation, to update or alter its forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2000 Annual Report on Form 10-K.

                          PART II. - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         As previously disclosed in the Company's 2000 Annual Report on Form 10-K, during the first quarter of 1998, several putative class action complaints were filed by shareholders against the Company and certain officers of the Company in the United States District Court for the Eastern District of Michigan seeking money damages for alleged violations of the federal securities laws. On August 14, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases, was filed. The Complaint generally alleged that the Company's financial statements issued during the period August 14, 1995 through October 22, 1997 did not accurately reflect the Company's true financial condition and results of operations because such reported results failed to be in accordance with generally accepted accounting principles and such results contained material accounting irregularities in that they failed to reflect adequate reserves for credit losses. The Complaint further alleged that the Company issued public statements during the alleged class period, which fraudulently created the impression that the Company's accounting practices were proper. On April 23, 1999, the Court granted the Company's and the defendant officers' motion to dismiss the Complaint and entered a final judgment dismissing the action with prejudice. On May 6, 1999, plaintiffs filed a motion for reconsideration of the order dismissing the Complaint or, in the alternative, for leave to file an amended complaint. On July 13, 1999, the Court granted the plaintiffs' motion for reconsideration and granted the plaintiffs leave to file an amended complaint. Plaintiffs filed their First Amended Consolidated Class Action Complaint on August 2, 1999. On September 30, 1999, the Company and the defendant officers filed a motion to dismiss that complaint. On or about November 10, 1999, plaintiffs sought and were granted leave to file a Second Amended Consolidated Class Action Complaint. On March 24, 2000 the Court granted the Company's and the defendant officers' and directors' motion to dismiss the Second Amended Consolidated Class Action Complaint and entered a final judgment dismissing the action with prejudice. On April 7, 2000, plaintiffs filed a notice of appeal. On October 26, 2000, the parties reached an agreement in principle to settle the action. On November 13, 2000, the Court of Appeals remanded the case to the District Court for purposes of the District Court's consideration of the proposed settlement. On May 15, 2001, following presentation of a formal Stipulation of Settlement to the District Court, the District Court entered an order granting preliminary approval of the proposed settlement, directing that notice thereof be mailed to members of the Class, and setting a hearing on final approval of the proposed settlement for August 14, 2001. The District Court subsequently adjourned the hearing on final approval to September 24, 2001. At the September 24, 2001 hearing, the District Court entered an Order and Final Judgment finally approving the proposed settlement and dismissing the action with prejudice. The settlement will not have a material impact on the Company's financial position, liquidity and results of operations.

         The Company is currently a defendant in a class action proceeding which is pending in the Superior Court for the Judicial District of Waterbury Connecticut. Though the case was commenced on July 16, 1999, a class was not certified until May 15, 2001. The class is composed of all Connecticut residents whose vehicles were repossessed by the Company between August 5, 1993 and October 31, 1998. The plaintiffs allege that the Company failed to provide these consumers with adequate notice of their rights to redeem the vehicle after repossession and are seeking money damages for such failure. The Company has appealed the certification order and will continue to vigorously defend the litigation. However, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations. On September 19, 2001, the parties reached an agreement in principle to settle the action. The Company will be working with class counsel to prepare a formal Stipulation of Settlement seeking an order of preliminary approval from the Court. The proposed settlement will not have a material impact on the Company's financial position, liquidity and results of operations.

         The Company is currently a defendant in a class action proceeding commenced on October 15, 1996 in the United States District Court for the Western District of Missouri seeking money damages for alleged violations of a number of state and federal consumer protection laws (the "Missouri Litigation"). On October 9, 1997, the District Court certified two classes on the claims brought against the Company, one relating to alleged overcharges of official fees, the other relating to alleged overcharges of post-maturity interest. On August 4, 1998, the District Court granted partial summary judgment on liability in favor of the plaintiffs on the interest overcharge claims based upon the District Court's finding of certain violations but denied summary judgment on certain other claims. The District Court also entered a number of permanent injunctions, which among other things, restrained the Company from collecting on certain class accounts. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable as of right, the Company appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit. Oral argument on the appeals was heard on April 19, 1999. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit overturned the August 4, 1998 partial summary judgment order and injunctions against the Company. The Court of Appeals held that the District Court lacked jurisdiction over the interest overcharge claims and directed the District Court to sever those claims and remand them to state court. On February 18, 2000, the District Court entered an order remanding the post-maturity interest class to Missouri state court while retaining jurisdiction on the official fee class. The Company then filed a motion requesting that the District Court reconsider that portion of its order of August 4, 1998, in which the District Court had denied the Company's motion to dismiss the federal official fee overcharge claims. On May 26, 2000, the District Court entered an order dismissing the federal official fee claims against the Company and directed the Clerk of the Court to remand the remaining state law official fee claims to the appropriate state court. On September 18, 2001, the Circuit Court of Jackson County, Missouri mailed an order assigning this matter to a judge. The Company will continue its vigorous defense of all remaining claims. However, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      See Index of Exhibits following the signature page.

              (b)     Reports on Form 8-K

                      The Company was not required to file a current report on Form 8-K during the quarter ended September 30, 2001 and none were filed during that period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      CREDIT ACCEPTANCE CORPORATION
                      (Registrant)

                      By:  /S/MATTHEW F. HILZINGER
                      ---------------------------------------------------------
                      MATTHEW F. HILZINGER
                      Executive Vice President of Finance and Chief Financial Officer
                      October 18, 2001

                      (Principal Financial Officer and Duly Authorized Officer)

                      By:  /S/LINDA M. CARDINALE
                      ---------------------------------------------------------
                      LINDA M. CARDINALE
                      Vice President - Accounting
                      October 18, 2001

                      (Principal Accounting Officer)

                                INDEX OF EXHIBITS


        EXHIBIT
            NO.                    DESCRIPTION


     4(f)(16) Amendment No. 5, dated July 20, 2001, to Note Purchase Agreement dated July 7, 1998 among Kitty Hawk Funding Corporation, CAC Funding Corp., and Bank of America, N.A. (Filed as exhibit 4 (f) (16) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference).


     4(f)(17) Amendment No. 6, dated July 20, 2001, to Note Purchase Agreement dated July 7, 1998 among Kitty Hawk Funding Corporation, CAC Funding Corp., and Bank of America, N.A. (Filed as exhibit 4 (f) (17) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference).

     4(f)(18) Amended and Restated Security Agreement, dated July 20, 2001, among Kitty Hawk Funding Corporation, CAC Funding Corp., the Company and Bank of America, N.A., individually and as Collateral Agent (Filed as exhibit 4 (f) (18) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference).

     4(f)(19) Amended No. 5, dated July 20, 2001, to Contribution Agreement dated July 7, 1998 between the Company and CAC Funding Corp. (Filed as exhibit 4 (f) (19) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference).

     4(g)(6) First Amendment, dated as of September 7, 2001, to Second Amended and Restated Security Agreement, dated June 11, 2001 between Comerica Bank, as Collateral Agent and the Company.

     4(i) Security Agreement, dated September 7, 2001, between CAC of Canada Limited and Comerica Bank.

     4(j) Debenture, dated September 7, 2001, made by way of deed by CAC Ireland Limited, in favor of Comerica Bank, as agent and security trustee.

     4(k) Debenture, dated September 7, 2001, made by way of deed by CAC UK Limited, in favor of Comerica Bank, as agent and security trustee.

     4(l) Debenture, dated September 7, 2001, made by way of deed by CAC UK Funding Ltd., in favor of Comerica Bank, as agent and security trustee.

     4(m) Assignation in Security, dated September 10, 2001, among Credit Acceptance Corporation, CAC Nevada, Inc., CAC Scotland and Comerica Bank, as collateral agent and trustee.

     4(n) Deed of Charge, dated September 7, 2001, between Credit Acceptance Corp., and Comerica Bank, as collateral agent, with respect to the share capital of CAC Ireland Limited.