Form 10-K
period 2001-12-31
CREDIT ACCEPTANCE CORPORATION
filed 2002-03-28
CIK 885550

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

FOR THIS FISCAL YEAR ENDED DECEMBER 31, 2001    COMMISSION FILE NUMBER 000-20202

                               CREDIT ACCEPTANCE
                                  CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MICHIGAN                                        38-1999511
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
               or organization)

    25505 W. TWELVE MILE ROAD, SUITE 3000                         48034-8339
            SOUTHFIELD, MICHIGAN                                  (Zip Code)
  (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (248) 353-2700

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:

                                  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of 12,668,368 shares of the Registrant's common stock held by non-affiliates on February 28, 2002 was approximately $125,923,578. For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

At February 28, 2002 there were 42,649,699 shares of the Registrant's Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement pertaining to the 2002 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CREDIT ACCEPTANCE CORPORATION
                          YEAR ENDED DECEMBER 31, 2001

                               INDEX TO FORM 10-K

ITEM                                                                    PAGE
----                                                                    ----
                                   PART I

 1.     Business....................................................       2
 2.     Properties..................................................      10
 3.     Legal Proceedings...........................................      10
 4.     Submission of Matters to a Vote of Security Holders.........      11

                                  PART II

 5.     Market Price and Dividend Information.......................      12
 6.     Selected Financial Data.....................................      13
 7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................      14
7A.     Quantitative and Qualitative Disclosures About Market
          Risk......................................................      29
 8.     Financial Statements and Supplemental Data..................      31
 9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................      61

                                  PART III

10.     Directors and Executive Officers of the Registrant..........      61
11.     Executive Compensation......................................      61
12.     Security Ownership of Certain Beneficial Owners and
          Management................................................      61
13.     Certain Relationships and Related Transactions..............      61
                                  PART IV

14.     Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.......................................................      61

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Credit Acceptance Corporation (the "Company" or "Credit Acceptance"), incorporated in Michigan in 1972, is a financial services company specializing in products and services for a network of automobile dealers. Credit Acceptance provides participating dealers with financing sources for consumers with limited access to credit by offering "guaranteed credit approval". The Company delivers credit approvals through the internet. Other services include marketing, sales training and a wholesale purchasing cooperative. Through its financing program, Credit Acceptance helps consumers change their lives by providing an opportunity to strengthen and reestablish their credit standing by making timely monthly payments. The Company refers to participating dealers who share its commitment to changing customers' lives as "dealer-partners".

     Credit Acceptance Corporation was founded to service and collect automobile loans originated and funded by automobile dealerships owned by the Company's founder and current Chairman, Donald Foss. During the 1980's, the Company began to market this service to non-affiliated dealers and, at the same time, began to offer financing to these dealers in the form of a cash payment to the dealer-partner (an "Advance") secured by the future collections on the loans serviced for that dealer-partner. Today, the Company's program is offered in the United States, Canada and the United Kingdom.

PRINCIPAL BUSINESS

     A customer who does not qualify for conventional automobile financing can purchase a vehicle from a Credit Acceptance dealer-partner and finance the purchase through the Company. As payment for the vehicle the dealer-partner receives the following: (i) a down payment from the customer; (ii) a cash Advance from the Company; and (iii) after the Advance has been recovered, the cash from payments made on the loan, net of certain collection costs and the Company's servicing fee. The Company's servicing fee is equal to a fixed percentage (typically 20%) of each payment collected. In addition, the Company receives fees for other products and services. Customers and dealer-partners benefit as follows:

     Customers. The Company helps change the lives of customers who do not qualify for conventional automobile financing by helping them obtain quality transportation and, equally important, rehabilitate their credit through the timely repayment of their automobile loan.

     Dealer-Partners. The Company's program significantly increases dealer-partners' profits in the following ways:

     - The Company enables dealer-partners to sell cars to customers who could not obtain financing without the Company's program. In addition, satisfied customers often become repeat customers by financing future vehicle purchases either through the Company's program or, after they have successfully rehabilitated their credit, through conventional financing.

     - The ability to advertise "guaranteed credit approval" attracts many customers who mistakenly assume they do not qualify for conventional financing, but who can actually qualify.

     - The customers attracted to dealer-partners by "guaranteed credit approval" often use other services the dealerships offer and refer friends and relatives to them.

     - As part of the Company's unique business model, dealer-partners share in the profits not only from the sale of the vehicle, but also from its financing.

     The Company is organized into three primary business segments the: North America Operation ("North America" or "North American"), United Kingdom Operation ("United Kingdom") and Automotive Leasing Operation. In early 2002, the Company stopped originating automobile leases and is in the process of liquidating the lease portfolio. See Note 13 to the consolidated financial statements for information regarding the Company's reportable segments.

     Credit Acceptance derives its revenues from the following principal sources: (i) servicing fees (which are accounted for as finance charges) earned as a result of servicing automobile loans originated and assigned to the Company by dealer-partners; (ii) lease revenue from investments in operating leases; and
(iii) other income which primarily consists of fees earned from the Company's third party service contract programs, premiums earned on service contract and credit life insurance programs, interest income and fees from loans made directly to dealer-partners for floor plan financing and working capital purposes, revenue from secured line of credit loans offered to certain dealer-partners, monthly fees from the internet origination system, and fees charged to dealer-partners at the time they enroll in the Company's program. The following table sets forth the percent relationship to total revenue of each of these sources.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                             -----------------------
PERCENT OF TOTAL REVENUE                                     2001     2000     1999
------------------------                                     -----    -----    -----
Finance charges..........................................     60.0%    64.3%    65.8%
Lease revenue............................................     14.8     10.5      0.9
Other income.............................................     25.2     25.2     33.3
                                                             -----    -----    -----
     Total revenue.......................................    100.0%   100.0%   100.0%
                                                             =====    =====    =====

OPERATIONS

     North America and United Kingdom Operations

     Sales and Marketing. The Company's target market is a select group of the more than 90,000 independent and franchised dealers in the United States, Canada and the United Kingdom. In the Company's market development process, the Company identifies the best dealers in each geographic market and grants a select group of these dealers an exclusive market territory in return for their commitment to the Company's program. The selective marketing of the Company's program is intended to: (i) result in a network consisting of the highest quality dealer-partners who share the Company's commitment to changing lives; and (ii) increase the value of the Company's program to the Company's dealer-partners. Dealer-partners pay a one time enrollment fee to join the Company's program. A new dealer-partner is required to execute a servicing agreement, which defines the legal relationship between the Company and the dealer-partner.

     Under the servicing agreement, a dealer-partner represents that it will only submit loans to Credit Acceptance which satisfy criteria established by the Company, meet certain conditions with respect to the binding nature and the status of the security interest in the purchased vehicle and comply with applicable state, federal and foreign laws and regulations. Dealer-partners receive a monthly statement from the Company, summarizing all transactions on loans originated by such dealer-partner.

     The servicing agreement may be terminated by the Company or by the dealer-partner upon 30 days prior written notice. The Company may terminate the servicing agreement immediately in the case of an event of default by the dealer-partner. Events of default include, among other things: (i) the dealer-partner's failure to perform or observe covenants in the servicing agreement; (ii) the dealer-partner's breach of a representation in the servicing agreement; (iii) a misrepresentation by the dealer-partner relating to an automobile loan submitted to the Company; or (iv) the appointment of a receiver for, or the bankruptcy or insolvency of, the dealer-partner. Upon any termination by the dealer-partner or in the event of a default, the dealer-partner must immediately pay the Company: (i) any unreimbursed collection costs; (ii) any unpaid Advances and all amounts owed by the dealer-partner to the Company; and (iii) a termination fee equal to 20% of the then outstanding amount of the automobile loans accepted by the Company. Upon receipt in full of such amounts, the Company will reassign the automobile loan receivable and its security interest in the financed vehicle to the dealer-partner. In the event of a termination by the Company (or any other termination if the Company and the dealer-partner agree), the Company may continue to service automobile loans accepted prior to termination in the normal course of business without charging a termination fee.

     Loan Origination. Once a dealer-partner has enrolled in the Company's program, they may begin submitting automobile loans to the Company for approval and funding. Applications are submitted to the

Company either by facsimile or through the Company's internet based credit application processing system ("CAPS"). CAPS was installed on a pilot basis in August 2000 and was offered to all dealer-partners beginning in January 2001. In 2001, approximately 57.0% of the Company's loans were approved through CAPS. CAPS allows dealer-partners to input a credit application and view the response from the Company on-line. The CAPS system, which is patent pending, allows dealer-partners to: (i) receive an approval from the Company much faster than with traditional methods; and (ii) interact with the Company's credit scoring system to improve the structure of each transaction prior to delivery. Applications not submitted through CAPS receive a response from the Company via facsimile. All responses include the amount of the Advance, as well as any stipulations required for funding. The amount of the Advance is determined by the Company's proprietary credit score, which considers data contained in the customer's credit application, the customer's credit bureau report, the structure of the proposed transaction and vehicle information.

     CAPS interfaces with the Company's application and contract system ("ACS"). ACS has been used by the Company to originate automobile loans in North America since May 1997. Loan information is entered into ACS either manually or through a download from CAPS. ACS provides credit scoring capability as well as the ability to process loan packages. ACS compares loan data against information provided during the approval process and allows the funding analyst to check that all stipulations have been met prior to funding. The Company's credit scoring system predicts the probability of default based upon the historical performance of automobile loans in the Company's portfolio that share similar characteristics. The performance of the credit scoring system is evaluated monthly by comparing projected to actual loan performance. Adjustments are made to the credit scoring system when necessary.

     The United Kingdom Operation utilizes a manual loan origination process that mirrors automated processes utilized in North America. The United Kingdom Operation does not currently utilize credit scoring or an internet origination system.

     Each Advance to a dealer-partner is secured by a lien on the financed vehicle. As Advances are originated, they are automatically assigned to the originating dealer-partner's open pool of Advances. Periodically, pools are closed and subsequent Advances are assigned to a new pool. All Advances due from a dealer-partner are secured by the future collections on the dealer-partner's portfolio of automobile loans. Collections on all related automobile loans within the pool, after payment of the Company's servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate Advance balance owing against those loans. Once the Advance balance has been repaid, the dealer-partner is entitled to receive future collections from automobile loans within that pool, after payment of the Company's servicing fee and reimbursement of certain collection costs. The Company's acceptance of automobile loans is generally without recourse to the general assets of the dealer-partner.

     Upon acceptance of the automobile loan, the Company records the gross amount of the loan as a gross automobile loan receivable and the amount of its servicing fee as an unearned finance charge which, for balance sheet purposes, is netted from the gross amount of the loan. The Company records the remaining portion of the loan (the gross amount of the loan less the unearned finance charge) as dealer holdbacks. For balance sheet purposes, dealer holdbacks are shown net of the current Advance balance.

     Information on the Company's loan portfolio, for years 1997-2001, is presented in the following table:

                                                                     AS OF DECEMBER 31,
                                                       -----------------------------------------------
AVERAGE CONTRACT DATA                                   2001       2000      1999      1998      1997
---------------------                                  -------    ------    ------    ------    ------
Average size of automobile loans accepted..........    $10,724    $8,867    $8,849    $8,402    $8,340
Percentage growth in average size of loan..........       21.0%      0.2%      5.3%      0.7%     15.1%
Average initial maturity (in months)...............         36        32        32        31        31
Average Advance per automobile loan................    $ 5,288    $4,657    $4,744    $4,260    $4,228
Average Advance as a percent of average automobile
  loans accepted...................................       49.3%     52.5%     53.6%     50.7%     50.7%

     As shown above, the average loan amount accepted increased to $10,724 in 2001 from $8,867 in 2000 and the average Advance declined to 49.3% in 2001 from 52.5% in 2000. The increase in the average loan size was accompanied by an increase in the average initial maturity of loans accepted, to 36 months from 32 months in 2001 and 2000, respectively. The changes to the average loan size and term were a result of program changes that allowed dealer-partners to write contracts for longer terms than in prior periods.

     Servicing and Collections. In North America, the Company's pre-repossession collectors are organized into teams. The Company's first payment miss team services loans of customers who have failed to make one of their first three payments on time. A collection call is generally placed to these customers the day after the payment is due. Once a customer has made their first three payments, a regional collection team services their loan. Regional teams service all loans originated by dealer-partners within their area. The Company has implemented an incentive system to encourage collectors to collect the full amount due and eliminate the delinquency on loans assigned to their team. Collectors recommend repossession of the vehicle based on a variety of factors including the amount of the delinquency and the estimated value of the vehicle. All recommendations are approved by a collection team supervisor.

     When a loan is approved for repossession, the account is transferred to the repossession department. Repossession personnel continue to service the loan as it is being assigned to a third party repossession agent on a contingency basis. Once a vehicle has been repossessed, the customer can negotiate a redemption with the Company, whereby the vehicle is returned to the customer in exchange for reducing or eliminating the past due balance. If the redemption process is not successful, the vehicle is shipped to a wholesale automobile auction and scheduled for sale. Prior to sale, the Company's remarketing representatives inspect the vehicle and authorize repair and reconditioning work in order to increase the sale proceeds at auction.

     If the vehicle sale proceeds are not sufficient to satisfy the balance owing on the loan, it is assigned either to: (i) the Company's senior collection team, in the event that the customer is willing to make payments on the deficiency balance; or (ii) the Company's legal team, if it is believed that legal action is required to reduce the deficiency balance owing on the loan. The Company's legal team assigns loans to third party collection attorneys who file a claim and upon obtaining a judgment, garnish wages or other assets.

     Collectors rely on two systems to service accounts in North America, the collection system ("CS") and the loan servicing system ("LSS"). LSS and CS are connected through a real time interface. CS has been utilized since 1989. The system interfaces with a predictive dialer and records all activity on a loan, including details of past phone conversations with the customer, collection letters sent, promises to pay, broken promises, repossession orders and collection attorney activity. LSS was installed in 1997. The system maintains a record of all transactions relating to loans originated after July 1990 and is the primary source of management reporting including data utilized to: (i) evaluate the Company's proprietary credit score; (ii) forecast future collections; (iii) establish the Company's reserve for Advance losses; and (iv) analyze the profitability of the Company's program.

     The Company utilizes one major computer system in the United Kingdom Operation that combines functionality included in LSS and CS. The collection process is less automated in the United Kingdom than in North America. The system in the United Kingdom provides data utilized to: (i) forecast future collections; (ii) establish the Company's reserve for Advance losses; and (iii) analyze the profitability of the Company's program.

     Ancillary Products and Other Services

     The Company offers other products that benefit both the dealer-partner and customer. Information about the current products offered is provided below:

     In North America, the Company maintains relationships with certain insurance carriers which provide dealer-partners the ability to offer customers credit life and disability insurance. Should the consumer elect to purchase this insurance, the premium on the insurance policy is added to the amount due under the automobile loan and to the Advance balance. The Company is not involved in the actual sale of the insurance; however, the insurance carrier cedes the premiums, less a fee, and the insurance coverage to a wholly-owned subsidiary of the Company, which reinsures the coverage under the policy. As a result, the Company, through its subsidiary, bears the risk of loss under coverage ceded to it, and earns revenues from premiums ceded and the investment of such funds.

     The Company also provides North American dealer-partners the ability to offer two warranty products to customers. One product is written through a wholly-owned subsidiary, while the other is written by an independent third party. Under the warranty written through the Company's subsidiary, the premium on the warranty contract is added to the amount due under the automobile loan. The cost of the warranty, plus a commission earned by the dealer-partner on the sale of the warranty, is added to the Advance balance. The administration of this program has been subcontracted to a third party experienced in administering such programs. The Company, through its subsidiary, bears all risk of loss relating to claims.

     Under the third party program, the premium on the warranty contract is added to the amount due under the automobile loan. The cost of the warranty, plus a commission earned by the dealer-partner on the sale of the warranty is added to the Advance balance. A portion of the amount added to the Advance balance is retained by the Company as a fee. The third party bears all of the risk of loss on claims relating to these warranties.

     In the United Kingdom, a relationship is maintained with third party providers, which allow dealer-partners in the United Kingdom the ability to offer credit life and disability insurance, warranty products and guaranteed asset protection insurance ("GAP") to consumers. For each product, the premium is added to the amount due under the automobile loan. The cost of each product, plus a commission earned by the dealer-partner on the sale of each product, is added to the Advance balance. A portion of the amount added to the Advance balance is retained by the Company as a fee. The third party bears all the risk of loss on claims relating to these products.

     Floor Plan Financing. In North America, floor plan financing is offered on a limited basis to certain dealers, most of who participate in the Company's financing program. Under these financing arrangements, loans are provided to finance the dealer's inventory. Dealers are charged documentation fees in connection with each vehicle financed, plus interest on the unpaid balance at rates which range from 12% to 18% per annum. Security for these loans generally consists of: (i) a lien on the financed inventory; (ii) a security interest in the dealer's portfolio of automobile loans serviced by the Company; and (iii) the personal guaranty of the owner.

     Secured Working Capital Loans. On a very limited basis, the Company provides working capital loans to dealer-partners. Dealer-partners are charged an origination fee when the loan is funded and pay interest on the obligation at rates ranging from 12% to 18% per annum. These loans are secured by a lien on the dealer-partner's portfolio of automobile loans.

     Secured Line of Credit Loans. Beginning in 2000, the North America Operation offered line of credit arrangements to certain dealers who were not participating in the Company's core program. These lines of credit are secured primarily by automobile loans, originated and serviced by the dealer, with additional security provided by the personal guarantee of the owner. The effective interest rate on these loans varies based upon the amount advanced to the dealer and the percentage of collections on the loan portfolio required to be remitted to the Company. During the third quarter of 2001, the Company discontinued offering this program to new dealers, and is in the process of reducing the amount of capital invested with existing dealers.

     Automotive Leasing Operation

     In early 2002, the decision was made to exit the leasing business. This decision was based upon the conclusion that the leasing business was unlikely to produce a higher return than the Company's automobile lending business over the long-term. The Company purchased vehicle leases from dealer-partners for an amount based on the value of the vehicle as determined by an industry guidebook, assumed ownership of the related vehicle from the dealer-partner and received title to the vehicle. This program differed from the Company's principal business in that, as leases were purchased outright, the Company has no potential liability to the dealer-partner for future collections after the purchase of the lease. Additionally, the customer was required to remit a security deposit to the Company. At lease termination, the Company is responsible for the ultimate disposal of the vehicle, which is sold back to the dealer-partner, to the customer or at auction. Leases generally have an original term ranging from 24 to 48 months, with an average of 36 months.

     Sales and Marketing. The Company's automobile lease program was marketed primarily to select franchise dealers. Prior to participating in the program, dealers were required to execute a servicing agreement, which defined the legal relationship between the dealer and the Company.

     Lease Origination. Once enrolled, dealer-partners were eligible to submit automobile leases to the Company. Automobile lease applications were submitted by facsimile. Data contained in the lease application was entered into a module of ACS specifically customized to process leases. The price at which the Company acquired the automobile lease was based upon the value of the vehicle as determined by industry guidebooks. As payment for the vehicle, the dealer-partner received the down payment from the customer and the proceeds from the sale of the automobile lease to the Company. The amount of the security deposit required from the customer was determined by a proprietary credit score developed specifically for leasing. Factors considered by the credit scoring system include data contained in the customer's credit application, the customer's credit bureau report, the structure of the proposed transaction and vehicle information.

     Servicing. The Company utilizes a third party to record all transaction data relating to the portfolio of automobile leases. Collectors utilize the third party's system, together with a customized module of CS to service the lease portfolio.

CREDIT LOSS POLICY

     North America and United Kingdom Operations

     The Company maintains: (i) a reserve for Advance losses; and (ii) a reserve for earned but unpaid servicing fees called the allowance for credit losses.

     Reserve for Advance losses. The Company maintains a reserve against Advances that are not expected to be recovered through collections on the related automobile loan portfolio. For purposes of establishing the reserve, the present value of estimated future collections for each dealer-partner's loan portfolio is compared to the related Advance balance. The discount rate used for present value purposes is equal to the rate of return expected at the origination of the Advance. To the extent that the present value of future collections is less than the Advance balance due from a dealer-partner, the Company records a reserve equal to the difference between the Advance and the present value of the future collections. The Company maintains historical loss experience for each dealer-partner on a static pool basis and uses this information to forecast the timing and amount of future collections on each dealer-partner's portfolio. Proceeds from one dealer-partner's portfolio cannot be used to offset losses relating to another dealer-partner.

     Advance losses represent the Company's primary credit risk. The risk of Advance losses increases as the spread between the collection rate and Advance rate narrows. The Company's primary protection against future losses relates to managing this spread appropriately.

     Allowance for credit losses. The Company maintains an allowance for credit losses that covers earned but unpaid servicing fees on automobile loans receivable in non-accrual status. Servicing fees, which are booked as finance charges, are recognized under the interest method of accounting until the underlying obligation is 90 days past due on a recency basis. At such time, the Company suspends the recognition of revenue and records a provision for credit losses equal to the earned but unpaid revenue. Once a loan is classified in non-accrual status, it remains in non-accrual status for the remaining life of the loan. Revenue on non-accrual loans is recognized on a cash basis. Loans on which no payment has been received for nine months are written off.

     Automotive Leasing Operation

     The Company maintains: (i) a reserve for repossession losses; and (ii) a reserve for residual losses.

     Reserve for repossession losses. The repossession reserve covers losses resulting from earned but unpaid revenue on leases transferred to non-accrual status during the period and losses resulting from the sale of repossessed vehicles. Leases are transferred to non-accrual status once the obligation is 90 days past due on a recency basis. At that time, the Company suspends the recognition of lease revenue and makes a provision equal to the earned but unpaid revenue.

     Reserve for residual losses. The residual reserve covers losses resulting from the disposal of vehicles at the end of the lease term. The Company establishes the residual values based upon an industry guidebook and the Company's repossession experience.

COMPETITION

     The market for customers who do not qualify for conventional financing is large and highly competitive. The market is currently served by banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned. Many of these companies are much larger and have greater resources than the Company. These companies typically target higher credit tier customers within the Company's market. While the Company currently is not aware of any other company offering guaranteed credit approval on a national scale, there can be no assurance that direct competition will not emerge and that the Company will be able to compete successfully.

CUSTOMER AND GEOGRAPHIC CONCENTRATIONS

     As of December 31, 2001, approximately 42.1% of North American dealer-partners were located in Michigan, Virginia, New York, Maryland, Ohio, and Tennessee. These dealer-partners accounted for approximately 45.7% of the number of loans accepted in North America in 2001. As of December 31, 2001, approximately 15.5% of the Company's dealer-partners were located in the United Kingdom. These dealer-partners accounted for approximately 12.7% of the new loans accepted by the Company. No single dealer-partner accounted for more than 10% of the number of automobile loans accepted by the Company during 2001, 2000 or 1999. However, two dealer-partner groups in the United Kingdom accounted for approximately 66.1%, 53.3% and 47.4% of new loans accepted in 2001, 2000 and 1999, respectively.

     The Company regularly purchased automobile leases originated by affiliated dealer-partners owned by the Company's: (i) majority shareholder and Chairman; and (ii) President. Automobile leases accepted from affiliated dealer-partners were $1.4 million, $10.1 million, and $5.8 million in 2001, 2000, and 1999, respectively. Affiliated dealer-partners originated approximately 4.6%, 22.6%, and 60.4% of the value of automobile leases purchased and approximately 4.2%, 24.8%, and 63.6% of the number of automobile leases purchased by the Company during 2001, 2000, and 1999, respectively.

     The number and value of automobile loans accepted by the Company from affiliated dealer-partners did not represent more than 2.5% of the total number and value of automobile loans accepted during each of the last three years.

     The following table sets forth, for each of the last three years for the Company's domestic and foreign operations, the amount of revenues from customers and long-lived assets (in thousands):

                                                       AS OF AND FOR YEARS ENDED
                                                              DECEMBER 31,
                                                    --------------------------------
                                                      2001        2000        1999
                                                    --------    --------    --------
Revenues from customers
  United States.................................    $118,571    $101,031    $ 97,895
  United Kingdom................................      23,676      20,729      16,660
  Other foreign.................................       5,009       2,018       1,500
                                                    --------    --------    --------
     Total revenues from customers..............    $147,256    $123,778    $116,055
                                                    ========    ========    ========
Long-lived assets United States.................    $ 18,806    $ 17,248    $ 16,699
  United Kingdom................................         840       1,170       1,544
  Other foreign.................................          --          --          --
                                                    --------    --------    --------
     Total long-lived assets....................    $ 19,646    $ 18,418    $ 18,243
                                                    ========    ========    ========

     The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependencies and overlaps exist among the Company's domestic and foreign operations. Accordingly, the revenue and identifiable assets shown may not be indicative of the amounts which would have been reported if the domestic and foreign operations were independent of one another.

REGULATION

     The Company's businesses are subject to various state, federal and foreign laws and regulations which require licensing and qualification, limit interest rates, fees and other charges associated with the automobile loans and lease agreements assigned to the Company, require specified disclosures by automobile dealer-partners to customers, govern the sale and terms of the ancillary products and define the Company's rights to repossess and sell collateral. Failure to comply with, or an adverse change in, these laws or regulations could have a material adverse effect on the Company by, among other things, limiting the states or countries in which the Company may operate, restricting the Company's ability to realize the value of the collateral securing the loans and leases, or resulting in potential liability related to loans and leases accepted from dealer-partners. In addition, governmental regulations which would deplete the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on the Company. The Company is not aware of any such legislation currently pending.

     The sale of insurance products in connection with loans and leases assigned to the Company by dealer-partners is also subject to state laws and regulations. As the holder of the loans and leases that contain these products, some of these state laws and regulations may apply to the Company's servicing and collection of the loans and leases. However, as the Company does not deal directly with consumers in the sale of insurance products, it does not believe that such laws and regulations significantly affect its business. Nevertheless, there can be no assurance that insurance regulatory authorities in the jurisdictions in which such products are offered by dealer-partners will not seek to regulate the Company or restrict the operation of the Company's business in such jurisdictions. Any such action could materially adversely affect the income received from such products. The Company's credit life and disability reinsurance and property and casualty insurance subsidiaries are licensed and subject to regulation in the state of Arizona and in the Turks and Caicos Islands.

     The Company's operations in the United Kingdom, Canada and Ireland are also subject to various laws and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the United States.

     Management believes that the Company maintains all material licenses and permits required for its current operations and is in substantial compliance with all applicable laws and regulations. The Company's servicing agreement with dealer-partners provides that the dealer-partner shall indemnify the Company with respect to any loss or expense the Company incurs as a result of the dealer-partner's failure to comply with applicable laws and regulations.

EMPLOYEES

     As of February 28, 2002, the Company employed 759 persons. The table below presents this information by department:

                                                                NUMBER OF
                         DEPARTMENT                             EMPLOYEES
                         ----------                             ---------
Collection and Servicing....................................       376
Loan Origination and Processing.............................       104
Sales and Marketing.........................................        63
Accounting..................................................        44
Information Systems.........................................        44
Management and Support......................................       128
                                                                   ---
  Total.....................................................       759
                                                                   ===

     Several employees from the North America Operation perform duties on behalf of the Automotive Leasing Operation. Accordingly, the appropriate percentage of their salary is allocated on a monthly basis to the leasing segment. The Company's employees have no union affiliations and the Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES

     North America and Automotive Leasing Operations

     The Company's headquarters are located at 25505 West Twelve Mile Road, Southfield, Michigan 48034. The Company purchased the office building in 1993 and has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the property. The office building includes approximately 118,000 square feet of space on five floors. The Company occupies approximately 65,000 square feet of the building, with most of the remainder of the building leased to various tenants. The Company plans to continue to lease excess space in the building until such time as the Company's expansion needs require it to occupy additional space.

     The Company leases approximately 9,300 square feet of office space in Henderson, Nevada. The lease expires in February 2004.

     United Kingdom Operation

     The Company leases space in an office building in Worthing, West Sussex, in the United Kingdom. The Company occupies approximately 10,000 square feet of the building under a lease expiring in September 2007.

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of business and as a result of the consumer-oriented nature of the industry in which the Company operates, industry participants are frequently subject to various consumer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth in lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations. The Company, as the assignee of automobile loans originated by dealer-partners, may also be named as a co-defendant in lawsuits filed by consumers principally against dealer-partners. Many of these cases are filed as purported class actions and seek damages in large dollar amounts.

     The Company believes that the structure of its dealer-partner programs and ancillary products, including the terms and conditions of its servicing agreement, may mitigate its risk of loss in any such litigation and that it has taken prudent steps to address the litigation risks associated with its business activities.

     The Company is currently a defendant in a class action proceeding commenced on October 15, 1996 in the United States District Court for the Western District of Missouri seeking money damages for alleged violations of a number of state and federal consumer protection laws (the "Missouri Litigation"). On October 9, 1997, the District Court certified two classes on the claims brought against the Company, one relating to alleged overcharges of official fees, the other relating to alleged overcharges of post-maturity interest. On August 4, 1998, the District Court granted partial summary judgment on liability in favor of the plaintiffs on the interest overcharge claims based upon the District Court's finding of certain violations but denied summary judgment on certain other claims. The District Court also entered a number of permanent injunctions, which among other things, restrained the Company from collecting on certain class accounts. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable, the Company appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit. Oral argument on the appeals was heard on April 19, 1999. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit overturned the August 4, 1998 partial summary judgment order and injunctions against the Company. The Court of Appeals held that the District Court lacked jurisdiction over the interest overcharge claims and directed the District Court to sever those claims and remand them to state court. On February 18, 2000, the District Court entered an order remanding the post-maturity interest class to Missouri state court while retaining jurisdiction on the official fee class. The Company then filed a motion requesting that the District Court reconsider that portion of its order of August 4, 1998, in which the District Court had denied the Company's motion to dismiss the federal official fee overcharge claims. On May 26, 2000, the District Court entered an order dismissing the federal official fee claims against the Company and directed the Clerk of the Court to remand the remaining state law official fee claims to the appropriate state court. On September 18, 2001, the Circuit Court of Jackson County, Missouri mailed an order assigning this matter to a judge. The Company will continue its vigorous defense of all remaining claims. However, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

     The Company is currently a defendant in a class action proceeding which is pending in the Superior Court for the Judicial District of Waterbury Connecticut. Though the case was commenced on July 16, 1999, a class was not certified until May 15, 2001. The class is composed of all Connecticut residents whose vehicles were repossessed by the Company between August 5, 1993 and October 31, 1998. The plaintiffs allege that the Company failed to provide consumers with adequate notice of their rights to redeem the vehicle after repossession and are seeking money damages for such failure. On September 19, 2001, the parties reached an agreement in principle to settle the action. On March 6, 2002, the Court entered an order approving the settlement. The settlement will not have a material impact on the Company's financial position, liquidity and results of operations.

     The Company has reached an agreement with the Internal Revenue Service as the result of an examination of its tax years ended December 31, 1993, 1994 and 1995. This agreement requires the Company to change some tax accounting methods with respect to the timing of income recognition. The Company has filed amended returns for the tax years ended December 31, 1996, 1997, 1998 and 1999 utilizing the new method. Pursuant to the agreement and the filed amended returns, the Company has recorded an additional current tax liability and a reduction to its deferred tax liability of $3.5 million. The agreement also requires the Company to recognize interest income and interest expense for the years in question. No interest amounts have been recorded, as the amounts and timing of such items cannot be determined at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET PRICE AND DIVIDEND INFORMATION

     The Company's Common Stock is traded on The Nasdaq Stock Market(R) under the symbol CACC. The high and low sale prices for the Common Stock for each quarter during the two year period ending December 31, 2001 as reported by The Nasdaq Stock Market(R) are set forth in the following table.

                                                          2001               2000
                                                     ---------------    --------------
QUARTER ENDED                                         HIGH      LOW     HIGH      LOW
-------------                                        ------    -----    -----    -----
March 31.........................................    $ 6.88    $4.50    $6.00    $3.56
June 30..........................................      8.00     5.00     6.00     4.50
September 30.....................................     12.00     7.12     6.81     5.19
December 31......................................     10.37     7.40     6.55     4.25

     As of February 28, 2002, the number of beneficial holders and shareholders of record of the Common Stock was approximately 2,000 based upon securities position listings furnished to the Company.

     The Company has not paid any cash dividends during the periods presented. The Company intends to retain its earnings to finance the growth and development of its business and currently has no plans to pay any cash dividends on its Common Stock. The Company's credit agreements contain financial covenants pertaining to the Company's ratio of liabilities to tangible net worth and amount of tangible net worth, which may indirectly limit the payment of dividends on Common Stock.

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

                                          2001         2000         1999         1998         1997
                                       ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA:
Revenue:
  Finance charges....................  $   88,371   $   79,659   $   76,355   $   98,007   $  117,020
  Lease revenue......................      21,853       13,019        1,034           --           --
  Other income.......................      37,032       31,100       38,666       44,342       47,215
                                       ----------   ----------   ----------   ----------   ----------
       Total revenue.................     147,256      123,778      116,055      142,349      164,235
                                       ----------   ----------   ----------   ----------   ----------
Costs and expenses:
  Selling, general and
     administrative..................      59,754       53,092       59,602       62,738       49,822
  Provision for credit losses (A)....      11,915       11,251       56,172       16,405       85,472
  Depreciation of leased assets......      12,485        7,004          569           --           --
  Valuation adjustment on retained
     interest in securitization
     (A).............................          --           --       13,517           --           --
  Interest...........................      14,688       16,431       16,576       25,565       27,597
                                       ----------   ----------   ----------   ----------   ----------
       Total costs and expenses......      98,842       87,778      146,436      104,708      162,891
                                       ----------   ----------   ----------   ----------   ----------
Other operating income:
  Gain on sale of subsidiary.........          --           --       14,720           --           --
                                       ----------   ----------   ----------   ----------   ----------
Operating income (loss)..............      48,414       36,000      (15,661)      37,641        1,344
  Foreign exchange loss..............         (37)         (11)         (66)        (116)         (41)
                                       ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes....      48,377       35,989      (15,727)      37,525        1,303
  Provision (credit) for income
     taxes...........................      19,174       12,339       (5,041)      12,559         (234)
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss)....................  $   29,203   $   23,650   $  (10,686)  $   24,966   $    1,537
                                       ==========   ==========   ==========   ==========   ==========
Net income (loss) per common share:
  Basic..............................  $     0.69   $     0.54   $    (0.23)  $     0.54   $     0.03
                                       ==========   ==========   ==========   ==========   ==========
  Diluted............................  $     0.68   $     0.53   $    (0.23)  $     0.53   $     0.03
                                       ==========   ==========   ==========   ==========   ==========
Weighted average shares outstanding:
  Basic..............................  42,140,961   43,879,577   46,222,730   46,190,208   46,081,804
  Diluted............................  43,150,804   44,219,876   46,222,730   46,960,290   46,754,713
BALANCE SHEET DATA:
Automobile loans receivable, net.....  $  757,286   $  564,260   $  565,983   $  663,600   $1,034,113
Floor plan receivables...............       6,446        8,106       15,492       14,071       19,800
Notes receivable.....................      11,167        6,985        3,610        2,278        1,231
Investment in operating leases,
  net................................      42,774       42,921        9,097           --           --
All other assets.....................      43,761       48,762       63,403       69,782       56,546
                                       ----------   ----------   ----------   ----------   ----------
       Total assets..................  $  861,434   $  671,034   $  657,585   $  749,731   $1,111,690
                                       ==========   ==========   ==========   ==========   ==========
Total debt...........................  $  202,529   $  156,673   $  158,985   $  218,798   $  391,666
Dealer holdbacks, net................     315,393      214,468      202,143      222,275      439,554
Other liabilities....................      55,073       37,667       33,482       32,395       31,479
                                       ----------   ----------   ----------   ----------   ----------
       Total liabilities.............     572,995      408,808      394,610      473,468      862,699
Shareholders' equity (B).............     288,439      262,226      262,975      276,263      248,991
                                       ----------   ----------   ----------   ----------   ----------
       Total liabilities and
          shareholders' equity.......  $  861,434   $  671,034   $  657,585   $  749,731   $1,111,690
                                       ==========   ==========   ==========   ==========   ==========

(A) In 1999 and 1997, the Company increased the provision for credit losses as the result of higher provisions needed for losses on Advances to dealer-partners with respect to loan pools originated in 1995, 1996, and 1997. In addition, in 1999 the Company recorded a valuation adjustment on the retained interest in its July 1998 securitization relating to these loan pools. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(B) No dividends were paid during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF ECONOMIC PROFIT OR LOSS

     Economic profit or loss represents operating profit after tax less the cost of capital. The Company's economic loss improved to ($5,962,000) or ($0.14) per diluted share in 2001 compared to ($10,724,000) or ($0.24) per diluted share in 2000. The improvement is primarily due to an increase in the return on capital and a reduction in the weighted average cost of capital. The improvement in the return on capital is primarily due to consistent collection performance and a reduction in the amount advanced to dealer-partners. The reduction in the weighted average cost of capital is due to lower interest rates during 2001.

     The following presents the calculation of the Company's economic loss for the periods indicated (dollars in thousands, except per share data):

                                                           FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                      -----------------------------
                                                         2001              2000
                                                      -----------       -----------
Reported net income(1)............................    $    29,203       $    23,650
Interest expense after tax........................          9,657            10,749
                                                      -----------       -----------
Net operating profit after tax ("NOPAT")..........         38,860            34,399
Average capital(2)................................    $   464,256       $   428,761
Return on capital ("ROC")(3)......................           8.37%             8.02%
Weighted average cost of capital ("WACC")(4)......           9.65%            10.52%
                                                      -----------       -----------
Spread............................................          (1.28)%           (2.50)%
Total economic loss(5)............................    $    (5,962)      $   (10,724)
Diluted weighted average shares outstanding.......     43,150,804        44,219,876
Economic loss per share(6)........................    $     (0.14)      $     (0.24)
Economic loss by segment
  North America...................................    $    (1,033)      $    (6,028)
  United Kingdom..................................           (862)           (2,704)
  Automotive Leasing..............................         (4,067)           (1,992)
                                                      -----------       -----------
Total economic loss...............................    $    (5,962)      $   (10,724)
                                                      ===========       ===========

(1) Consolidated net income from the Consolidated Statement of Income. See "Item
    8. Financial Statements and Supplementary Data."

(2) Average capital is equal to the average amount of debt and equity during the period.

(3) Return on capital is equal to NOPAT divided by average capital.

(4) Weighted average cost of capital is equal to the sum of: (i) the after-tax cost of debt multiplied by the ratio of average debt to average capital, plus (ii) the cost of equity multiplied by the ratio of average equity to average capital. The cost of equity is assumed to be equal to the 30-year Treasury bond rate plus 6% plus two times the Company's interest bearing debt to equity.

(5) Total economic loss equals the Spread (ROC minus WACC) multiplied by average capital.

(6) Economic loss per share equals the economic loss divided by the diluted weighted average shares outstanding.

RESULTS OF OPERATIONS

     The following table sets forth the percent relationship of certain items to total revenue by business segment for the periods indicated.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                             -----------------------
                PERCENT OF TOTAL REVENUES                    2001     2000     1999
                -------------------------                    -----    -----    -----
Finance charges
  North America Operation................................     46.4%    50.0%    53.9%
  United Kingdom Operation...............................     13.6     14.3     11.9
                                                             -----    -----    -----
     Total finance charges...............................     60.0     64.3     65.8
                                                             -----    -----    -----
Lease revenue -- Automotive Leasing Operation............     14.8     10.5      0.9
                                                             -----    -----    -----
Other income
  North America Operation................................     21.2     22.0     24.7
  United Kingdom Operation...............................      3.1      2.6      2.7
  Automotive Leasing Operation...........................      0.9      0.6       --
  All Other Operation....................................       --       --      5.9
                                                             -----    -----    -----
     Total other income..................................     25.2     25.2     33.3
                                                             -----    -----    -----
     Total revenue.......................................    100.0    100.0    100.0
                                                             -----    -----    -----
Selling, general and administrative
  North America Operation................................     31.1     34.8     38.4
  United Kingdom Operation...............................      5.9      5.5      6.0
  Automotive Leasing Operation...........................      3.6      2.5      0.9
  All Other Operation....................................       --       --      6.1
                                                             -----    -----    -----
     Total selling, general and administrative...........     40.6     42.8     51.4
                                                             -----    -----    -----
Provision for credit losses
  North America Operation................................      1.6      2.3     44.2
  United Kingdom Operation...............................      2.3      4.4      4.1
  Automotive Leasing Operation...........................      4.2      2.4      0.1
                                                             -----    -----    -----
     Total provision for credit losses...................      8.1      9.1     48.4
                                                             -----    -----    -----
Depreciation of leased assets -- Automotive Leasing
  Operation..............................................      8.4      5.7      0.5
Valuation adjustment on retained interest in
  securitization -- North America Operation..............       --       --     11.6
Interest.................................................     10.0     13.3     14.3
                                                             -----    -----    -----
     Total costs and expenses............................     67.1     70.9    126.2
                                                             -----    -----    -----
Gain on sale of subsidiary...............................       --       --     12.7
                                                             -----    -----    -----
Operating income (loss)..................................     32.9     29.1    (13.5)
  Foreign exchange loss..................................       --       --       --
                                                             -----    -----    -----
Income (loss) before income taxes........................     32.9     29.1    (13.5)
  Provision (credit) for income taxes....................     13.0     10.0     (4.3)
Net income (loss)
  North America Operation................................     16.7     16.2    (11.8)
  United Kingdom Operation...............................      5.0      4.1      3.0
  Automotive Leasing Operation...........................     (1.8)    (1.2)    (0.4)
                                                             -----    -----    -----
     Total net income (loss).............................     19.9%    19.1%    (9.2)%
                                                             =====    =====    =====

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Total Revenue. Total revenue consists of: (i) finance charges on automobile loans; (ii) lease revenue earned on operating leases; and (iii) other income, which consists primarily of fees earned on third party service contract products, premiums earned on service contract and credit life insurance programs, and interest income from line of credit and floor plan loans to dealers. As a result of the factors discussed below, total revenue increased $23.5 million to $147.3 million in 2001 from $123.8 million in 2000.

     Finance Charges. The North America Operation's finance charges increased to $68.3 million in 2001 from $61.9 million in 2000, an increase of 10.3%. This increase was primarily the result of the increase in the average size of the automobile loan portfolio due to an increase in loan originations in 2001. Loan originations increased to $680.2 million in 2001 from $403.0 million in 2000, representing an increase of 68.8%. The increase in loan originations was primarily the result of: (i) participating dealer-partners' expanded usage of the Company's internet origination system; (ii) improved production from the Company's field sales force, which was expanded in 2000; and (iii) favorable market conditions. Included in the automobile loan portfolio are automobile loans originated by affiliated dealer-partners owned by the Company's: (i) majority shareholder and Chairman; and (ii) President. Automobile loans originated by affiliated dealer-partners were $18.8 million and $8.4 million in 2001 and 2000, respectively.

     This increase in finance charges was partially offset by a reduction in the average annualized yield on the Company's automobile loan portfolio to 13.3% in 2001 from 14.3% in 2000. The decrease in the average yield was primarily due to an increase in the average initial loan term to 35 months in 2001 from 30 months in 2000. The effect of the increase in initial term was partially offset by a reduction in the percentage of automobile loans that were in non-accrual status to 19.3% in 2001 from 22.9% in 2000. The decrease in the non-accrual loans was primarily due to growth in the automobile loan portfolio in 2001.

     The United Kingdom Operation's finance charges increased to $20.1 million in 2001 from $17.7 million in 2000, an increase of 13.6%. This increase was primarily the result of an increase in the average size of the loan portfolio. Loan originations decreased in 2001 to $125.9 million from $145.0 million in 2000 as the result of the United Kingdom Operation discontinuing its relationship with certain dealer-partners who were generating unprofitable business.

     Lease Revenue. The Automotive Leasing Operation records lease revenue on a straight-line basis over the scheduled lease term. Lease revenue increased to $21.9 million in 2001 from $13.0 million in 2000, an increase of 68.5%. This increase was the result of an increase in the dollar value of the Company's lease portfolio.

     Subsequent to year end 2001, the Company stopped originating automobile leases. Prior to that decision, the Company had limited the capital invested in this operation. Consistent with this strategy, the Company's lease originations declined to $29.2 million in 2001 from $45.2 million in 2000, representing a decrease of 35.4%. Included in the lease portfolio are automobile leases originated by affiliated dealer-partners owned by the Company's: (i) majority shareholder and Chairman; and (ii) President. Automobile leases accepted from affiliated dealer-partners were $1.4 million and $10.1 million in 2001 and 2000, respectively.

     Other Income. The North America Operation's other income increased to $31.2 million in 2001 from $27.2 million in 2000, an increase of 14.7% from 2000. The increase was primarily due to: (i) the increase in fees earned on third party service contract products offered by dealer-partners, primarily due to the increase in automobile loan originations; (ii) the increase in revenue from the North America Operation's secured line of credit loans offered to certain dealers, which the Company began extending at the end of the first quarter of 2000; (iii) the increase in fee revenue from the monthly fees paid by dealer-partners for the use of the Company's internet origination system; and
(iv) a one-time gain of $1.1 million on the clean-up call relating to the July 1998 securitization of Advance receivables. The gain represents the difference between the value of Advance receivables reacquired and the Company's carrying amount of the retained interest in securitization plus the amount paid to exercise the clean-up call. This increase in other income was partially offset by a decrease in premiums earned primarily due to a decrease in the penetration rates on the Company's service contract and credit life insurance programs.

     In 2000, the Company changed accounting methods to recognize income and related expense for the Company's service contract program on an accelerated basis over the life of the service contract. Previously, the income and related expenses were recorded on a straight-line basis over the life of the service contracts. The change was based on an analysis of historical claims experience and resulted in a more precise match of the income and expenses pertaining to the service contracts. The change in accounting method was immaterial to the current financial statements and is not expected to have a material impact on subsequent periods.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries and wages, general and administrative expenses, sales and marketing expenses, and provision for claims. As a result of the following factors, selling, general and administrative expense, as a percent of revenue, decreased to 40.6% in 2001 from 42.8% in 2000.

     The North America Operation's selling, general and administrative expenses, as a percent of revenue, decreased to 31.1% in 2001 from 34.8% in 2000. The decrease was primarily due to a re-characterization of the Company's revenue as a result of the Internal Revenue Service examination. As a result of these changes, the Company will receive refunds relating to Michigan single business taxes, which had been expensed, from 1993 to 2000, through selling, general and administrative expense. The effect on the income statement of these refunds is substantially offset by the increase in state income taxes owed to states other than Michigan and recorded in provision for income taxes. Amounts owed represent the cumulative amount of taxes owed to these states for the years 1993 to 2001.

     The United Kingdom Operation's selling, general and administrative expenses, as a percent of revenue, increased to 5.9% in 2001 from 5.5% in 2000. The increase was primarily due to employee severance agreement expenses, which approximated $735,000 in 2001. This increase was offset by a decrease, as a percent of revenue, in salaries and wages expenses, which did not increase proportionately with the increase in revenues.

     The Automotive Leasing Operation's selling, general and administrative expenses, as a percent of revenue, increased to 3.6% in 2001 from 2.5% in 2000. The increase was primarily due to the $725,000 charge taken in the fourth quarter of 2001 relating to the discontinuance of the leasing operations. To a lesser extent, the increase was due to an increase in provisions relating to amounts due from dealer-partners for Advances on service contract and insurance policies on leased vehicles that were repossessed.

     Provision for Credit Losses. The provision for credit losses consists of three components: (i) a provision for losses on Advances to dealer-partners that are not expected to be recovered through collections on the related automobile loan receivable portfolio; (ii) a provision for earned but unpaid finance charges on automobile loans which were transferred to non-accrual status during the period; and (iii) a provision for estimated losses on the investment in operating leases. The provision for credit losses, as a percent of revenue, decreased to 8.1% in 2001 from 9.1% in 2000.

     The North America Operation's provision for credit losses, as a percent of revenue, decreased to 1.6% in 2001 from 2.3% in 2000. The decrease was primarily due to a decrease in the provision needed for earned but unpaid finance charges. The decrease in the provision for earned but unpaid finance charges primarily resulted from the decrease in the percent of non-accrual automobile loans receivable.

     The United Kingdom Operation's provision for credit losses, as a percent of revenue, decreased to 2.3% in 2001 from 4.4% in 2000. The decrease was primarily due to a decrease in the provision for losses on Advances to dealer-partners due to a reduction in the amount advanced to dealer-partners as a percent of the gross loan amount.

     The Automotive Leasing Operation's provision for credit losses, as a percent of revenue, increased to 4.2% in 2001 from 2.4% in 2000. The increase was primarily due to the significant increase in the dollar value of the Company's lease portfolio. To a lesser extent, an increase in the provision was required to reflect increased lease repossession rates.

     Depreciation of Leased Assets. Depreciation of leased assets is recorded on a straight-line basis to the residual value of leased vehicles over their scheduled lease terms. The depreciation expense, as a percent of revenue, increased to 8.4% in 2001 from 5.7% in 2000. The increase was due to the increase in the dollar value of the Company's lease portfolio. Depreciation of leased assets also includes the straight-line amortization of indirect lease costs.

     Interest. Interest expense, as a percent of total revenue, decreased to 10.0% in 2001 from 13.3% in 2000. The decrease in interest expense is primarily the result of: (i) the decrease in the weighted average interest rate to 7.5% in 2001 from 10.1% in 2000, which was the result of a decrease in the average interest rate on the Company's variable rate debt, including the lines of credit and secured financing; and (ii) the impact of fixed borrowing fees and costs on average interest rates when average outstanding borrowings are increasing.

     Provision for Income Taxes. The provision for income taxes increased to $19.2 million in 2001 from $12.3 million in 2000, due to an increase in pre-tax income in 2001 and an increase in the effective tax rate. The increase in the effective tax rate, to 39.6% in 2001 from 34.3% in 2000, was due to an increase in state income tax expense (after federal benefit) resulting from the re-characterization of the Company's revenue as a result of the Internal Revenue Service examination. The additional state provision is a cumulative amount of taxes owed to various states for the years 1993 to 2001. The effect on the income statement of the additional state income taxes is offset by refunds the Company will receive relating to Michigan single business taxes recorded. The following is a reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                                ------------
                                                                2001    2000
                                                                ----    ----
U.S. federal statutory rate.................................    35.0%   35.0%
  State income taxes........................................     5.6      --
  Foreign income taxes......................................    (1.1)   (0.8)
  Other.....................................................     0.1     0.1
                                                                ----    ----
Provision for income taxes..................................    39.6%   34.3%
                                                                ====    ====

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Total Revenue. Total revenue consists of: (i) finance charges on automobile loans; (ii) lease revenue earned on operating leases; (iii) premiums earned on service contracts, credit life and collateral protection insurance programs; and
(iv) other income, which consists primarily of fees earned on third party service contract products and interest income from loans made directly to dealers for floor plan financing and working capital purposes. For 1999, it also consisted of revenue from the Company's credit reporting and auction services subsidiaries that were sold on May 7, 1999 and December 15, 1999, respectively. As a result of the factors discussed below, total revenue increased $7.7 million to $123.8 million in 2000 from $116.1 million in 1999.

     Finance Charges. The North America Operation's finance charges decreased to $61.9 million in 2000 from $62.6 million in 1999, a decrease of 1.1%. This decrease was primarily the result of the decrease in the average size of the automobile loan portfolio due to a decrease in loan originations for the year ended December 31, 2000. Loan originations decreased to $403.0 million from $408.5 million, representing a decrease of 1.3%. During 2000, the North America Operation increased the minimum acceptable return on its dealer-partner relationships. As a result, the North America Operation discontinued originating loans or decreased the Advance rate on business originated from certain dealer-partners therefore causing a decline in the number of loans originated. Included in the automobile loan portfolio are automobile loans originated by affiliated dealer-partners owned by the Company's: (i) majority shareholder and Chairman; and (ii) President. Automobile loans originated from affiliated dealer-partners were $8.4 million and $9.3 million in 2000 and 1999, respectively.

     The United Kingdom Operation's finance charges increased to $17.7 million in 2000 from $13.8 million in 1999, an increase of 28.3%. The increase was primarily the result of the increase in average size of the automobile loan portfolio due to increases in loan originations for the year ended December 31, 2000. Loan originations increased to $145.0 million in 2000 from $124.6 million in 1999. This increase is primarily due to the introduction of new Advance programs in the second quarter of 1999 that provided the dealer-partner with a larger Advance as a percent of the amount financed.

     Lease Revenue. The Automotive Leasing Operation's, which began operations in 1999, records lease revenue on a straight-line basis over the scheduled lease term. Lease revenue increased to $13.0 million in 2000 from $1.0 million in 1999. This increase was the result of an increase in the dollar value of the lease portfolio due to an increase in lease originations in 2000. Lease originations were $45.2 million in 2000 compared to $8.5 million in 1999. The increase in lease originations is primarily due to the increase in the number of active dealer-partners and the average number of leases originated per active dealer-partner in 2000 compared to 1999. Included in the lease portfolio are operating leases originated by affiliated dealer-partners owned by the
Company's: (i) majority shareholder and Chairman; and (ii) President. Automobile leases accepted from affiliated dealer-partners were $10.1 million and $5.8 million in 2000 and 1999, respectively.

     Other Income. The North America Operation's other income decreased to $27.2 million in 2000 from $28.6 million in 1999, a decrease of 4.9% from 1999. The decrease was primarily due to: (i) the decrease in servicing fees and interest earned on the retained interest in the Company's July 1998 securitization of Advance receivables due to the amortization of the retained interest; and (ii) the decrease in floor plan financing interest and other fees due to the decline in the outstanding loan balances. The decrease was partially offset by an increase in fees earned on third party service contract products offered by dealer-partners, primarily due to the increase in the penetration rate on these products in the North America Operation. Included in other income is interest income and fees from affiliated dealer-partners owned by the Company's: (i) majority shareholder and Chairman; and (ii) President on floor plan loans, working capital loans, and notes receivable. Total income earned on floor plan and notes receivables from affiliated dealer-partners was $62,000 and $679,000 in 2000 and 1999, respectively.

     In 2000, the Company changed accounting methods to recognize income and related expense for the service contract program on an accelerated basis over the life of the service contract. Previously, the income and related expenses were recorded on a straight-line basis over the life of the service contracts. The change was based on an analysis of historical claims experience and resulted in a more precise match of the income and expenses pertaining to the service contracts. The change in accounting method was immaterial to the current financial statements and is not expected to have a material impact on subsequent periods.

     The Company's 1999 Other Operations other income includes revenues from the Company's auction services and credit reporting subsidiaries, which were sold on December 15, 1999 and May 7, 1999, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries and wages, general and administrative, sales and marketing expenses, and provision for claims. Selling, general and administrative expenses, as a percent of revenue, decreased to 42.8% in 2000 from 51.4% in 1999, due to the following factors.

     The North America Operation's selling, general and administrative expenses, as a percent of revenue, decreased to 34.8% in 2000 from 38.4% in 1999. The decrease was primarily due to decreased legal fees resulting from a reduction in litigation activity against the Company. The decrease is partially offset by an increase in sales and marketing expenses. These expenses increased primarily due to increases in the Company's total sales force and an increase in sales related travel expenses.

     The Automotive Leasing Operation's selling, general and administrative expenses, as percent of revenue, increased since the leasing operations began in 1999.

     The Company's 1999 Other Operations selling, general, and administrative included expenses from both the auction services and credit reporting business, which were both sold in 1999.

     Provision for Credit Losses. The provision for credit losses consists of three components: (i) a provision for losses on Advances to dealer-partners that are not expected to be recovered through collections on the related automobile loan receivable portfolio; (ii) a provision for earned but unpaid finance charges on automobile loans which were transferred to non-accrual status during the period; and (iii) a provision for estimated losses on the investment in operating leases. The provision for credit losses, as a percent of revenue, decreased to 9.1% in 2000 from 48.4% in 1999.

     The North America Operation's provision for credit losses, as a percent of revenue, decreased to 2.3% in 2000 from 44.2% in 1999. The decrease was primarily due to higher provisions required in the third quarter of 1999 for losses on Advances to dealer-partners with respect to loan pools originated in 1995, 1996 and 1997. As such, the Company recorded a pre-tax charge of $47.3 million during the third quarter of 1999. The charge related to a reassessment of losses on these pools based upon the subsequent underperformance of loan pools versus the Company's initial assessment. To a much lesser extent, the decrease was due to lower provisions needed for earned but unpaid revenue primarily resulting from the decrease in the percent of non-accrual automobile loans receivable. The decrease in the non-accrual loans was primarily due to improvements in the credit quality of the Company's portfolio of automobile loans. This improvement is primarily due to higher quality business originated in 2000 and 1999.

     The Automotive Leasing Operation's provision for credit losses as a percent of revenue, in 2000 increased to 2.4% in comparison to 0.1% in 1999. This increase is primarily due to an increase in the provision for expected losses on the investment in operating leases resulting primarily from the significant increase in operating lease originations. To a lesser extent, the increase is due to an increase in the provision necessary to reflect increased lease repossession rates and lower than originally estimated residual values.

     Depreciation of Leased Assets. Depreciation of leased assets is recorded on a straight-line basis to the residual value of leased vehicles over their scheduled lease terms. Depreciation expense, as a percent of revenue, increased to 5.7% in 2000 from 0.5% in 1999. This increase was due to the increase in the dollar value of the Company's lease portfolio resulting from an increase in lease originations during the period. Depreciation of leased assets also includes the straight-line amortization of indirect lease costs.

     Valuation Adjustment on Retained Interest in Securitization. The North America Operation's recorded a total of $13.5 million in valuation adjustments in 1999 on the retained interest in securitization related to the Company's July 1998 securitization, which was paid off in 2001. The retained interest in securitization represented an accounting estimate based on several variables including the amount and timing of collections on the underlying automobile loans receivable, the amount and timing of projected dealer holdback payments and interest costs. The Company regularly reviewed the actual performance of these variables against the assumptions used to record the retained interest. This evaluation led to a reassessment of the timing and amount of collections on the automobile loans underlying the securitized Advances and resulted in a $13.5 million write down.

     Interest. Interest expense, as a percent of revenue, decreased to 13.3% in 2000 from 14.3% in 1999. This decrease was primarily a result of a decrease in the amount of average outstanding borrowings, which resulted from the positive cash flow generated from: (i) proceeds from the sale of the Company's credit reporting services subsidiary in May 1999; and (ii) a federal tax refund received in 2000 as a result of the taxable loss in 1999. The decreases were partially offset by higher average interest rates, which increased, on a weighted average basis, to 10.1% in 2000 from 9.4% in 1999. The increase in the average interest rate was the result of: (i) the impact of fixed borrowing fees and costs on average interest rates when average outstanding borrowings were decreasing; (ii) an increase on December 1, 1999 and January 15, 2000 of 50 and 75 basis points, respectively, in the interest rate on outstanding borrowings under the Company's senior notes resulting from amendments to the note purchase agreements due to the $60.3 million ($47.3 million in provision for credit losses and $13.0 million in write down of the retained interest in securitization) pre-tax charge in the third quarter of 1999; and iii) an increase in the average interest rate on the Company's line of credit due to higher average eurodollar rates during the periods.

     Gain on Sale of Subsidiary. The Company recorded a pre-tax gain of $14.7 million in 1999 from the sale of the Company's credit reporting services subsidiary. The net proceeds from the sale were used to reduce outstanding indebtedness under the Company's credit facility.

     Provision (Credit) for Income Taxes. The provision (credit) for income taxes increased to $12.3 million in 2000 from ($5.0) million in 1999. The increase was primarily due to a higher level of pre-tax income in 2000, primarily resulting from the $60.3 million pre-tax charge in the third quarter of 1999. The effective tax rate (credit) increased to 34.3% in 2000 from (32.1%) in 1999. The following is a reconciliation of U.S. Federal statutory rate (credit) to the Company's effective tax rate (credit):

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                                -------------
                                                                2000    1999
                                                                ----    -----
U.S. federal statutory rate.................................    35.0%   (35.0)%
  State income taxes........................................      --      3.8
  Foreign income taxes......................................    (0.8)    (1.0)
  Other.....................................................     0.1      0.1
                                                                ----    -----
Provision for income taxes..................................    34.3%   (32.1)%
                                                                ====    =====

CRITICAL ACCOUNTING POLICIES AND LOSS EXPERIENCE

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the reserve for Advance losses, the allowance for credit losses, and the allowance for lease vehicle losses. The Company believes the following critical accounting policies involve a high degree of judgment and complexity.

     North America and United Kingdom Operations

     Reserve for Advance losses. The Company maintains a reserve against Advances that are not expected to be recovered through collections on the related automobile loan portfolio. For purposes of establishing the reserve, the present value of estimated future collections for each dealer-partner's loan portfolio is compared to the related Advance balance. The discount rate used for present value purposes is equal to the rate of return expected at the origination of the Advance. To the extent that the present value of future collections is less than the Advance balance due from a dealer-partner, the Company records a reserve equal to the difference between the Advance and the present value of the future collections. The Company maintains historical loss experience for each dealer-partner on a static pool basis and uses this information to forecast the timing and amount of future collections on each dealer-partner's portfolio. Proceeds from one dealer-partner's portfolio cannot be used to offset losses relating to another dealer-partner.

     Advance losses represent the Company's primary credit risk. The Company has recorded two large provisions during its history, one in 1997 and the other in 1999. Both charges related primarily to loan pools originated between 1995 and 1997. The first related to the initial loss assessment subsequent to the installation of the Company's static pool loan information system in 1997. The second charge related to a reassessment of the loss based on the subsequent underperformance of these loan pools versus the Company's initial assessment. The risk of Advance losses increases as the spread between the collection rate and Advance rate narrows. The Company's primary protection against future losses relates to managing this spread appropriately.

     Allowance for credit losses. The Company maintains an allowance for credit losses that covers earned but unpaid servicing fees on automobile loan receivables in non-accrual status. Servicing fees, which are booked as finance charges, are recognized under the interest method of accounting until the underlying obligation is

90 days past due on a recency basis. At such time, the Company suspends the recognition of revenue and makes a provision for credit losses equal to the earned but unpaid finance charges. Once a loan is classified in non-accrual status, it remains in non-accrual status for the remaining life of the loan. Revenue on non-accrual loans is recognized on a cash basis. Loans on which no payment has been received for nine months are written off.

     Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual losses. The use of different estimates or assumptions could produce materially different financial results.

     Automotive Leasing Operation

     Allowance for lease vehicle losses. The Company maintains: (i) a reserve for repossession losses; and (ii) a reserve for residual losses.

     Reserve for repossession losses. The repossession reserve covers losses resulting from earned but unpaid revenue on leases transferred to non-accrual status during the period and losses resulting from the sale of the vehicle after repossession. Leases are transferred to non-accrual status once the lease is 90 days past due on a recency basis. At that time, the Company suspends the recognition of lease revenue and makes a provision equal to the earned but unpaid revenue.

     Reserve for residual losses. The residual reserve covers losses resulting from the disposal of vehicles at the end of the lease term. The Company establishes its residual values based upon an industry guidebook and the Company's repossession experience. Realization of the residual values is dependent on the Company's future ability to market the vehicles under then prevailing market conditions. Adverse changes in market conditions from those upon which the estimates were based could have an adverse effect on the Company's ability to realize the values estimated and require an increase in the reserve, which may materially and adversely affect the Company's results of operations.

     Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual losses. The use of different estimates or assumptions could produce materially different financial results.

     The following tables sets forth information relating to the credit provisions, charge offs, and other key credit loss ratios:

                                                              (DOLLARS IN THOUSANDS)
                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------
PROVISIONS FOR CREDIT LOSSES                          2001        2000        1999
----------------------------                        --------    --------    --------
Automobile loans................................    $  1,142    $  1,647    $  1,205
Advances........................................       4,647       6,591      54,868
Leased vehicles.................................       6,126       3,013          99
                                                    --------    --------    --------
Total provision for credit losses...............    $ 11,915    $ 11,251    $ 56,172
                                                    ========    ========    ========
CHARGE OFFS
------------------------------------------------
Dealer holdbacks................................    $109,524    $115,968    $187,584
Unearned finance charges........................      26,465      27,172      43,094
Allowance for credit losses.....................       1,015       1,688       3,489
                                                    --------    --------    --------
Total automobile loans charged off..............    $137,004    $144,828    $234,167
                                                    ========    ========    ========
Advances........................................    $  2,196    $  4,104    $ 70,353
                                                    ========    ========    ========
Allowance for lease vehicle losses..............    $  5,171    $  1,081    $      8
                                                    ========    ========    ========

                                                             AS OF DECEMBER 31,
                                                           -----------------------
RATIOS                                                     2001     2000     1999
------                                                     -----    -----    -----
Allowance for credit losses as a percent of gross
  automobile loans receivable..........................     0.5%     0.7%     0.7%
Reserve for Advance losses as a percent of Advances....     2.2%     2.1%     1.3%
Allowance for lease vehicle losses as a percent of
  investment in operating leases.......................     6.5%     4.7%     1.0%
Gross dealer holdbacks as a percent of gross automobile
  loans receivable.....................................    79.5%    79.7%    79.6%

LIQUIDITY AND CAPITAL RESOURCES

     Overview -- The Company's primary sources of capital are cash flows from operating activities, principal collected on automobile loans receivable, borrowings under the Company's credit agreements and secured financings. The Company's principal need for capital has been to fund cash Advances made to dealer-partners in connection with the acceptance of automobile loans, for the payment of dealer holdbacks to dealer-partners who have repaid their Advance balances and to fund the origination of used vehicle leases.

     When borrowing to fund the operations of its foreign subsidiaries, the Company's policy is to borrow funds denominated in the currency of the country in which the subsidiary operates, thus mitigating the Company's exposure to foreign exchange fluctuations.

     The Company's cash flows are summarized as follows:

                                                              (DOLLARS IN THOUSANDS)
                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                 -----------------------------------
                                                   2001         2000         1999
                                                 ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................    $  29,203    $  23,650    $ (10,686)
  Adjustments to reconcile net income to net
     cash provided by operating activities...       39,585       35,673       47,345
                                                 ---------    ---------    ---------
     Net cash provided by operating
       activities............................       68,788       59,323       36,659
                                                 ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on automobile loans
     receivable..............................      315,958      305,630      315,823
  Advances to dealers and payments of dealer
     holdbacks...............................     (406,388)    (298,447)    (295,587)
  Operating lease acquisitions...............      (25,816)     (39,254)      (8,538)
  Other, net.................................         (951)      (1,759)      12,781
                                                 ---------    ---------    ---------
     Net cash provided by (used in) investing
       activities............................     (117,197)     (33,830)      24,479
                                                 ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under lines of
     credit..................................      (14,881)      51,102      (42,073)
  Proceeds from secured financings...........      264,423       63,850       97,720
  Repayments of secured financings...........     (187,066)    (102,008)     (14,523)
  Repayment of senior notes and mortgage
     note....................................      (16,620)     (15,256)    (105,983)
  Repurchase of common stock.................       (3,262)     (18,851)      (1,510)
  Other, net.................................        2,033          124        5,557
                                                 ---------    ---------    ---------
     Net cash provided by (used in) financing
       activities............................       44,627      (21,039)     (60,812)
                                                 ---------    ---------    ---------
     Effect of exchange rate changes on
       cash..................................       (1,761)      (5,672)      (1,603)
                                                 ---------    ---------    ---------
Net decrease in cash and cash equivalents....    $  (5,543)   $  (1,218)   $  (1,277)
                                                 =========    =========    =========

     Operating Activities. The Company generates cash flow from operating activities as a result of net income, non-cash charges deducted in computing net income and increases in accounts payable and accrued liabilities. Future cash flows from operating activities may be impacted by an agreement with the Internal Revenue Service as the result of an examination of its tax years ended December 31, 1993, 1994 and 1995. This agreement requires changes in tax accounting methods with respect to the timing of revenue recognition. The Company has filed amended returns for the tax years ended December 31, 1996, 1997, 1998 and 1999 utilizing the new methods. Pursuant to the agreement and the filed amended returns, the Company has recorded an additional current tax liability and a reduction to its deferred tax liability of $3.5 million. The agreement will also require the Company to recognize interest income and interest expense for the years in question. No interest amounts have been recorded, as the amounts and timing of such items cannot be determined at this time.

     Investing Activities. The Company primarily required cash for the following investing activities: (i) Advances to dealer-partners; (ii) payment of dealer holdbacks; and (iii) operating lease acquisitions. These uses of cash have been funded by the principal collected on automobile loans and borrowings under the Company's line of credit facilities.

     The Company's short and long-term cash flow requirements are dependent on future levels of automobile loan originations. In 2001, the Company experienced an increase in originations over 2000. The Company expects this trend to continue in future periods and, to the extent this trend does continue, the Company will experience an increase in its need for capital. This trend in automobile loan originations is expected to be partially offset by a decline in operating lease originations based on management's decision to discontinue originating operating leases subsequent to December 31, 2001.

     Financing Activities. Net cash provided by (used in) financing activities primarily consist of: (i) a bank line of credit facility; (ii) secured financings; (iii) senior notes; (iv) a mortgage note; and (v) repurchase and retirement of common stock, as further described below.

     Line of Credit Facility -- At December 31, 2001, the Company had a $120.0 million credit agreement with a commercial bank syndicate, which was increased to $135.0 million on March 6, 2002. The facility has a commitment period through June 10, 2002, with a one-year term out option at the request of the Company provided that no event of default exists. The agreement provides that, at the Company's discretion, interest is payable at either the eurodollar rate plus 140 basis points, or at the prime rate (4.75% as of December 31, 2001). The eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of Advances to dealer-partners and leased vehicles (as reflected in the consolidated financial statements and related notes), less a hedging reserve (not exceeding $1,000,000), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay an annual agent's fee and a quarterly commitment fee of 0.60% on the amount of the commitment. In addition, when outstanding borrowings under the commitment exceed 50% of the amount of the commitment, the Company must pay a quarterly fee equal to 0.25% on the amount outstanding under the commitment. As of March 15, 2002, there was approximately $62.4 million outstanding under this facility. Since this credit facility expires on June 10, 2002, the Company will be required to renew the facility or refinance any amounts outstanding under this facility on or before such date. The Company believes that the $135.0 million credit facility will be renewed with similar terms and a similar commitment amount. The Company also maintains small lines of credit agreements in both the United Kingdom and Canada to fund daily cash requirements within these operations.

     Secured Financing -- The Company's wholly-owned subsidiary, CAC Funding Corp. ("Funding"), has completed seven secured financing transactions with an institutional investor through December 31, 2001, two of which remain outstanding. The remaining secured financings include the July 23, 2001 and November 5, 2001 transactions, in which Funding received $61.0 million and $62.0 million in financing, respectively. In connection with these transactions, the Company contributed dealer-partner Advances having a carrying amount of approximately $83.0 million and $96.0 million for the July 2001 and November 2001 secured financings, respectively, to Funding, which, in turn, pledged them as collateral to an institutional investor to secure loans that funded the purchase price of the dealer-partner Advances. The proceeds of the secured financings were used by the Company to reduce outstanding borrowings under the Company's credit facility. The secured financings create loans for which Funding is liable and are non-recourse to the Company, even though Funding and the Company are consolidated for financial reporting purposes. Such loans bear interest at a floating rate equal to the applicable commercial paper rate plus 50 basis points with a maximum of 7.5% and 6.5% for the July 23, 2001 and November 5, 2001 secured financings, respectively. As Funding is organized as a separate legal entity from the Company, assets of Funding (including the contributed dealer-partner Advances) will not be available to satisfy the general obligations of the Company, especially as substantially all the assets of Funding have been encumbered to secure Funding's obligations to its creditors. In the first six months of the July 2001 and the first four months of the November 2001 financings, the Company and Funding received or may receive additional proceeds by having the Company contribute additional dealer-partner Advances to Funding which could then be used by Funding as collateral to support additional borrowings. To the extent permitted by its creditors, Funding would be able to use the proceeds of such borrowings to pay the purchase price of such dealer-partner Advances or to make advances or distributions to the Company. Such financings are secured by Funding's dealer-partner Advances, Funding's rights to collections on the related automobile loans receivable and certain related assets up to the sum of Funding's dealer-partner Advances and the Company's servicing fee. The Company receives a monthly servicing fee paid by the institutional investor equal to 6% and 8% of the collections on Funding's automobile loans receivable for the July 2001 and November 2001 secured financings, respectively. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of collections on the automobile loans receivable until Funding's underlying indebtedness is paid in full either through collections on the related automobile loans or through a prepayment of the indebtedness.

     A summary of the secured financing transactions is as follows (dollars in thousands):

                                                      SECURED FINANCING      SECURED DEALER         BALANCE AT
                                          ORIGINAL       BALANCE AT        ADVANCE BALANCE AT       PERCENT OF
    ISSUE NUMBER          CLOSE DATE      BALANCE     DECEMBER 31, 2001    DECEMBER 31, 2001     ORIGINAL BALANCE
    ------------         -------------    --------    -----------------    ------------------    ----------------
1998-A...............        July 1998    $ 50,000      Paid in full          Paid in full              0.0%
1999-A...............        July 1999      50,000      Paid in full          Paid in full              0.0
1999-B...............    December 1999      50,000      Paid in full          Paid in full              0.0
2000-A...............      August 2000      65,000      Paid in full          Paid in full              0.0
2001-A...............       March 2001      97,100      Paid in full          Paid in full              0.0
2001-B...............        July 2001      60,845          $ 60,646*             $ 87,922             99.7
2001-C...............    November 2001      61,795            61,750**              89,847             99.9
                                          --------      ------------          ------------
                                          $434,740          $122,396              $177,769
                                          ========      ============          ============

 * Bears an interest rate of 2.5% and is anticipated to fully amortize within 13 months as of December 31, 2001

** Bears an interest rate of 2.6% and is anticipated to fully amortize within 15 months as of December 31, 2001

     Senior Notes -- During 2001, the Company repaid the remaining amounts outstanding totaling $15.9 million under three series of Senior Notes issued to various insurance companies in 1994, 1996 and 1997.

     Mortgage Loan -- The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. The loan matures on May 1, 2004 and requires monthly payments of $99,582, bearing interest at a fixed rate of 7.07%. The Company believes that the mortgage loan repayments can be made from cash resources available to the Company at the time such repayments are due.

     Repurchase and Retirement of Common Stock -- In 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 1999. That program authorized the Company to purchase up to 1,000,000 common shares on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. On each of February 7, 2000, June 7, 2000, July 13, 2000 and November 10, 2000, the Company's Board of Directors authorized increases in the Company's stock repurchase program of an additional 1,000,000 shares. As of December 31, 2001, the Company has repurchased approximately 4.5 million shares of the 5.0 million shares authorized to be repurchased under this program at a cost of $23,623,000. The five million shares, which can be repurchased through the open market or in privately negotiated transactions, represent approximately 10.8% of the shares outstanding at the beginning of the program.

     Conclusion -- The Company's total balance sheet indebtedness increased to $202.5 million at December 31, 2001 from $156.7 million at December 31, 2000. In addition to the balance sheet indebtedness as of December 31, 2001, the Company also has contractual obligations resulting in future minimum payments under operating leases. A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                                  PERIOD OF REPAYMENT
                                           ---------------------------------
        CONTRACTUAL OBLIGATIONS            <1 YEAR     1-3 YEARS    >3 YEARS     TOTAL
        -----------------------            --------    ---------    --------    --------
Secured financings.....................    $105,380     $17,016       $ --      $122,396
Line of Credit.........................      73,215          --         --        73,215
Mortgage Note..........................         723       6,195         --         6,918
Non-cancelable operating lease
  obligations..........................         612       1,058        562         2,232
                                           --------     -------       ----      --------
       Total contractual cash
          obligations..................    $179,930     $24,269       $562      $204,761
                                           ========     =======       ====      ========

     Based upon anticipated cash flows, management believes that cash flows from operations, various financing alternatives available to the Company, and amounts available under its credit agreement will provide sufficient financing for debt maturities and for future operations. The Company's ability to borrow funds may be impacted by many economic and financial market conditions. If the various financing alternatives were to become limited or unavailable to the Company, the Company's operations could be materially adversely affected.

MARKET RISK

     The market risk discussion and the estimated amounts generated from the analysis that follows are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results may differ materially due to changes in the Company's product and debt mix and developments in the financial markets.

     The Company is exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. The Company manages the interest rate risk primarily through interest rate cap agreements, which limit the effective interest rate on the Company's secured financings. The Company's policies and procedures prohibit the use of financial instruments for trading purposes.

     A discussion of the Company's accounting policies for derivative instruments is included in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

     As terrorist acts and acts of war create economic uncertainty and impact the financial markets, the September 11, 2001 tragedy may materially harm the Company's business and results of operations. The long-term effects on our business of the September 11, 2001 terrorist attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could adversely affect our business and results of operations in ways that cannot be predicted.

     Interest Rate Risk. The Company relies on various sources of financing to assist in funding its operations, some of which is at floating rates of interest and exposes the Company to risks associated with increases in interest rates. The Company manages such risk primarily by entering into interest rate cap agreements on certain portions of its floating rate debt.

     As of December 31, 2001, the Company had $73.2 million of floating rate debt outstanding on its bank credit facilities, with no interest rate cap protection, and $122.4 million in floating rate debt outstanding under its secured financings, with interest rate caps of either 7.5% or 6.5%. Based on the difference between the Company's rates on its secured financings at December 31, 2001 and the interest rate caps, the Company's maximum interest rate risk on the July 2001 and November 2001 secured financings is 5.0% and 3.9%, respectively. This maximum interest rate risk would reduce annual after-tax earnings by approximately $3.6 million in 2001 compared to a $450,000 impact in 2000. The significant increase in the impact of secured financing rate fluctuations in 2001 is due to the lower interest rates on the July 2001 and November 2001 secured financings compared to the rates on the outstanding secured financings in 2000. For every 1% increase in rates on the Company's bank credit facilities, annual after-tax earnings would decrease by approximately $476,000 compared to the $575,000 impact in 2000. This analysis assumes the Company maintains a level amount of floating rate debt and assumes an immediate increase in rates.

     Foreign Currency Risk. The Company is exposed to foreign currency risk from the possibility of changes in foreign exchange rates that could have a negative impact on earnings or asset and liability values from operations in foreign countries. The Company's most significant foreign currency exposure relates to the United Kingdom. It is the Company's policy to borrow and lend in local currencies to mitigate such risks. An immediate, hypothetical 10% decrease in quoted foreign currency exchange rates would have decreased annual after tax earnings by approximately $756,000 and $510,000 at December 31, 2001 and 2000, respectively. The potential loss in net asset values from such a decrease would be approximately $7.6 million and $7.0 million as of December 31, 2001 and 2000, respectively.

     Immediate changes in interest rates and foreign currency exchange rates discussed in the proceeding paragraphs are hypothetical rate scenarios, used to calibrate risk, and do not currently represent management's view of future market developments.

CURRENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS No. 133"). These standards require that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and that those instruments be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not designated any of its derivative instruments as hedges as defined under SFAS No. 133. The after-tax effect of recognizing the fair value of the derivative instruments as of January 1, 2001 was an approximate $9,500 increase in net income.

     In July 2000, the Emerging Issues Task Force ("EITF") finalized the provisions of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). EITF 99-20 sets forth rules for recognizing interest income and determining when securities must be written down to fair value in instances other than temporary impairments. EITF 99-20 requires the "prospective method" of adjusting the recognition of interest income when the anticipated cash flows have either increased or decreased. Anticipated cash flows can change as the result of factors such as prepayment rates and credit losses. Under the provisions of EITF 99-20, an impairment, other than a temporary impairment, must be recorded when the anticipated cash flows have decreased since the last estimate and the fair value of the retained interest is less than the carrying value. Any write-down associated with the implementation of EITF 99-20 would be reported as a "cumulative effect of a change in accounting principle" and would be reported on a prospective basis. On January 1, 2001, the Company adopted EITF 99-20. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

     In September 2000, the FASB issued SFAS No 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces Statement of Accounting Standard No. 125, which bears the same title. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of the statement became effective for the Company's 2001 year-end reporting and include additional disclosure requirements and changes related to the recognition and reclassification of collateral. The application of the new rules did not have a material impact on the Company's financial position, results of operations or liquidity.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and elements of APB 30, "Reporting the Results of Operations -- Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions". The main objective of this statement is to resolve implementation issues related to SFAS No. 121 by clarifying certain of its provisions. SFAS No. 144 removes goodwill from the scope of SFAS No. 121 and establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities. Other provisions of the statement include more stringent requirements for classifying assets available for disposal and expanding the scope of activities that will require discontinued operations reporting. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Effective in 2001, the Company adopted SFAS No. 144, which resulted in a pre-tax impairment charge to the selling, general and administrative line of the Automotive Leasing Operation statement of income of $725,000. This charge was primarily for leasing software development costs impaired due to management's decision to discontinue originating leases.

FORWARD-LOOKING STATEMENTS

     The Company makes forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. It may also make forward-looking statements in its press releases or other public or shareholder communications. The Company's forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations. When the Company uses any of the words "believes," "expects," "anticipates," "estimates" or similar expressions, it is making forward-looking statements.

     The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. These forward-looking statements represent the Company's outlook only as of the date of this report. While the Company believes that its forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include the following: competition from traditional financing sources and from non-traditional lenders, unavailability of funding at competitive rates of interest, adverse changes in applicable laws and regulations, adverse changes in economic conditions, adverse changes in the automobile or finance industries or in the non-prime consumer finance market, the Company's ability to maintain or increase the volume of automobile loans, the Company's potential inability to accurately forecast and estimate future collections and historical collection rates, the Company's potential inability to accurately estimate the residual values of the lease vehicles, an increase in the amount or severity of litigation against the Company, the loss of key management personnel, and the Company's ability to continue to obtain third party financing on favorable terms.

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Credit Acceptance Corporation:

     We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

DELOITTE & TOUCHE LLP

Detroit, Michigan
January 23, 2002

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                                                                (DOLLARS IN THOUSANDS)
                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  2001         2000
                                                                ---------    ---------
                                       ASSETS:
Cash and cash equivalents...................................    $ 15,773     $ 21,316
Investments -- held to maturity.............................         173          161
Automobile loans receivable.................................     762,031      568,900
Allowance for credit losses.................................      (4,745)      (4,640)
                                                                --------     --------
  Automobile loans receivable, net..........................     757,286      564,260
                                                                --------     --------
Floor plan receivables......................................       6,446        8,106
Notes receivable (including $1,518 and $946 from affiliates
  in 2001 and 2000, respectively)...........................      11,167        6,985
Investment in operating leases, net.........................      42,774       42,921
Property and equipment, net.................................      19,646       18,418
Income taxes receivable.....................................          --          351
Other assets................................................       8,169        3,515
Retained interest in securitization.........................          --        5,001
                                                                --------     --------
  Total Assets..............................................    $861,434     $671,034
                                                                ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Senior notes..............................................    $     --     $ 15,948
  Lines of credit...........................................      73,215       88,096
  Secured financing.........................................     122,396       45,039
  Mortgage note.............................................       6,918        7,590
  Accounts payable and accrued liabilities..................      39,307       26,933
  Dealer holdbacks, net.....................................     315,393      214,468
  Deferred income taxes, net................................      10,668       10,734
  Income taxes payable......................................       5,098           --
                                                                --------     --------
     Total Liabilities......................................     572,995      408,808
                                                                --------     --------
CONTINGENCIES (NOTE 14)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued Common stock, $.01 par value,
     80,000,000 shares authorized, 42,162,628 and 42,478,687
     shares issued and outstanding in 2001 and 2000,
     respectively...........................................         422          425
  Paid-in capital...........................................     109,000      110,226
  Retained earnings.........................................     185,156      155,953
  Accumulated other comprehensive loss-cumulative
     translation adjustment.................................      (6,139)      (4,378)
                                                                --------     --------
     Total Shareholders' Equity.............................     288,439      262,226
                                                                --------     --------
     Total Liabilities and Shareholders' Equity.............    $861,434     $671,034
                                                                ========     ========

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------
                                                            2001                2000                1999
                                                         -----------         -----------         -----------
REVENUE:
  Finance charges...............................         $   88,371          $   79,659          $   76,355
  Lease revenue.................................             21,853              13,019               1,034
  Other income..................................             37,032              31,100              38,666
                                                         ----------          ----------          ----------
     Total revenue..............................            147,256             123,778             116,055
                                                         ----------          ----------          ----------
COSTS AND EXPENSES:
  Selling, general and administrative...........             59,754              53,092              59,602
  Provision for credit losses...................             11,915              11,251              56,172
  Depreciation of leased assets.................             12,485               7,004                 569
  Valuation adjustment on retained interest in
     securitization.............................                 --                  --              13,517
  Interest......................................             14,688              16,431              16,576
                                                         ----------          ----------          ----------
     Total costs and expenses...................             98,842              87,778             146,436
                                                         ----------          ----------          ----------
Other operating income:
  Gain on sale of subsidiary....................                 --                  --              14,720
                                                         ----------          ----------          ----------
Operating income (loss).........................             48,414              36,000             (15,661)
  Foreign exchange loss.........................                (37)                (11)                (66)
                                                         ----------          ----------          ----------
Income (loss) before provision for income
  taxes.........................................             48,377              35,989             (15,727)
  Provision (credit) for income taxes...........             19,174              12,339              (5,041)
                                                         ----------          ----------          ----------
Net income (loss)...............................         $   29,203          $   23,650          $  (10,686)
                                                         ==========          ==========          ==========
Net income (loss) per common share:
  Basic.........................................         $     0.69          $     0.54          $    (0.23)
                                                         ==========          ==========          ==========
  Diluted.......................................         $     0.68          $     0.53          $    (0.23)
                                                         ==========          ==========          ==========
Weighted average shares outstanding:
  Basic.........................................         42,140,961          43,879,577          46,222,730
  Diluted.......................................         43,150,804          44,219,876          46,222,730

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                (DOLLARS IN THOUSANDS)
                                                                                                     ACCUMULATED
                                         TOTAL       COMPREHENSIVE                                      OTHER
                                     SHAREHOLDERS'      INCOME       COMMON   PAID-IN    RETAINED   COMPREHENSIVE
                                        EQUITY          (LOSS)       STOCK    CAPITAL    EARNINGS   INCOME (LOSS)
                                     -------------   -------------   ------   --------   --------   -------------
Balance, December 31, 1998........     $276,263                       $463    $129,914   $142,989      $ 2,897
Comprehensive income:
  Net loss........................      (10,686)       $(10,686)                          (10,686)
  Other comprehensive loss:
    Foreign currency translation
      adjustment..................       (1,603)         (1,603)                                        (1,603)
    Tax on other comprehensive
      loss........................                          561
                                                       --------
    Other comprehensive loss......                       (1,042)
                                                       --------
  Total comprehensive loss........                      (11,728)
                                                       ========
  Repurchase and retirement of
    common stock..................       (1,510)                        (3)     (1,507)
  Stock options exercised.........          511                          1         510
                                       --------                       ----    --------   --------      -------
Balance, December 31, 1999........      262,975                        461     128,917    132,303        1,294
Comprehensive income:
  Net income......................       23,650          23,650                            23,650
  Other comprehensive loss:
    Foreign currency translation
      adjustment..................       (5,672)         (5,672)                                        (5,672)
    Tax on other comprehensive
      loss........................                        1,985
                                                       --------
    Other comprehensive loss......                       (3,687)
                                                       --------
  Total comprehensive income......                       19,963
                                                       ========
  Repurchase and retirement of
    common stock..................      (18,851)                       (36)    (18,815)
  Stock options exercised.........          124                                    124
                                       --------                       ----    --------   --------      -------
Balance, December 31, 2000........      262,226                        425     110,226    155,953       (4,378)
Comprehensive income:
  Net income......................       29,203          29,203                            29,203
  Other comprehensive loss:
    Foreign currency translation
      adjustment..................       (1,761)         (1,761)                                        (1,761)
    Tax on other comprehensive
      loss........................                          616
                                                       --------
    Other comprehensive loss......                       (1,145)
                                                       --------
  Total comprehensive income......                     $ 28,058
                                                       ========
  Repurchase and retirement of
    common stock..................       (3,262)                        (3)     (3,259)
  Stock options exercised.........        2,033                                  2,033
                                       --------                       ----    --------   --------      -------
Balance, December 31, 2001........     $288,439                       $422    $109,000   $185,156      $(6,139)
                                       ========                       ====    ========   ========      =======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      (DOLLARS IN THOUSANDS)
                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  2001         2000         1999
                                                                ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss).........................................    $  29,203    $  23,650    $ (10,686)
  Adjustments to reconcile cash provided by operating
    activities:
    Gain on sale of subsidiary..............................           --           --      (14,720)
    Provision for credit losses.............................       11,915       11,251       56,172
    Depreciation............................................        4,652        3,727        4,128
    Depreciation of leases assets...........................       12,485        7,004          569
    Provision (credit) for deferred income taxes............          (66)         934       (1,298)
    Gain on securitization clean-up.........................       (1,082)          --           --
    Valuation adjustments on retained interest in
      securitization........................................           --           --       13,517
    Amortization of retained interest in securitization.....          (96)        (209)      (1,586)
    Gain on retirement of property and equipment............           --           --         (543)
  Change in operating assets and liabilities:
    Accounts payable and accrued liabilities................       11,607        2,377        1,028
    Income taxes payable....................................        5,098           --         (776)
    Income taxes receivable.................................          351       12,335      (12,686)
    Lease payment receivable................................         (348)      (2,723)        (245)
    Unearned insurance premiums, insurance reserves and
      fees..................................................       (1,044)      (2,060)       1,783
    Deferred dealer enrollment fees, net....................          767          874          299
    Other assets............................................       (4,654)       2,163        1,703
                                                                ---------    ---------    ---------
      Net cash provided by operating activities.............       68,788       59,323       36,659
                                                                ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on automobile loans receivable........      315,958      305,630      315,823
  Advances to dealers and payments of dealer holdbacks......     (406,388)    (298,447)    (295,587)
  Operating lease acquisitions..............................      (25,816)     (39,254)      (8,538)
  Deferred costs from lease acquisitions....................       (3,371)      (5,954)      (1,069)
  Operating lease liquidations..............................       10,834        4,090           87
  Decreases in floor plan receivables -- affiliates.........           --        2,618        1,998
  (Increase) decrease in floor plan
    receivables -- non-affiliates...........................        1,648        4,764       (3,421)
  (Increases) decrease in notes receivable -- affiliates....         (572)         116         (412)
  Increases in notes receivable -- non-affiliates...........       (3,610)      (3,491)        (920)
  Proceeds from sale of subsidiary..........................           --           --       16,147
  Purchases of property and equipment.......................       (5,880)      (3,902)      (4,821)
  Proceeds from sale of property and equipment..............           --           --        5,192
                                                                ---------    ---------    ---------
      Net cash provided by (used in) investing activities...     (117,197)     (33,830)      24,479
                                                                ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under lines of credit.........      (14,881)      51,102      (42,073)
  Proceeds from secured financings..........................      264,423       63,850       97,720
  Repayments of secured financings..........................     (187,066)    (102,008)     (14,523)
  Repayment of senior notes and mortgage note...............      (16,620)     (15,256)    (105,983)
  Proceeds from mortgage note refinancing...................           --           --        5,046
  Repurchase of common stock................................       (3,262)     (18,851)      (1,510)
  Proceeds from stock options exercised.....................        2,033          124          511
                                                                ---------    ---------    ---------
      Net cash provided by (used in) financing activities...       44,627      (21,039)     (60,812)
                                                                ---------    ---------    ---------
      Effect of exchange rate changes on cash...............       (1,761)      (5,672)      (1,603)
                                                                ---------    ---------    ---------
Net decrease in cash and cash equivalents...................       (5,543)      (1,218)      (1,277)
  Cash and cash equivalents, beginning of period............       21,316       22,534       23,811
                                                                ---------    ---------    ---------
  Cash and cash equivalents, end of period..................    $  15,773    $  21,316    $  22,534
                                                                =========    =========    =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest..................    $  15,600    $  15,092    $  18,593
                                                                =========    =========    =========
  Cash paid during the period for income taxes..............    $  12,179    $  12,958    $   8,451
                                                                =========    =========    =========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Principal Business. Credit Acceptance Corporation (the "Company" or "Credit Acceptance") is a financial services company specializing in products and services for a network of automobile dealers. Credit Acceptance provides participating dealers with financing sources for consumers with limited access to credit by offering "guaranteed credit approval". The Company delivers credit approvals through the internet. Other services include marketing, sales training, and a wholesale purchasing cooperative. Through its financing program, Credit Acceptance helps consumers change their lives by providing an opportunity to strengthen and reestablish their credit standing by making timely monthly payments. The Company refers to participating dealers who share its commitment to changing customers' lives as "dealer-partners".

     Credit Acceptance Corporation UK Limited, CAC of Canada Limited and Credit Acceptance Corporation Ireland Limited are all wholly-owned subsidiaries of the Company that operate in their respective countries. These subsidiary companies offer essentially the same dealer-partner programs as are offered in the United States.

     When the Company finances automobile loans, the dealer-partner assigns title to the automobile loan and the security interest in the vehicle to the Company. At the time it accepts the assignment of a loan, Credit Acceptance records the gross amount of the loan as a gross automobile loan receivable. The Company records the amount of its servicing fee as an unearned finance charge with the remaining portion recorded as a dealer holdback (the gross amount of the loan less the unearned finance charge). At the time of acceptance, loans that meet certain criteria are eligible for a cash advance, which is computed on a formula basis. Advances are non-interest bearing and are secured by the cash collections on all of the automobile loans receivable assigned from an individual dealer-partner. Dealer-partner advances are netted against dealer holdbacks in the accompanying consolidated financial statements, as dealer holdbacks are not paid until such time as all advances related to such dealer-partner have been recovered.

     Credit Acceptance collects the scheduled monthly payments based on contractual arrangements with the consumer. Monthly cash collections are remitted to the dealer-partner subject to the Company first: (i) being reimbursed for certain collection costs associated with all automobile loans originated by such dealer-partner; (ii) reducing the collections by the Company's servicing fee (typically 20% of the aggregate monthly receipts after collection costs); and (iii) recovering the aggregate advances made to such dealer-partner.

     Upon enrollment into the Company's financing program, the dealer-partner enters into a servicing agreement with Credit Acceptance which defines the rights and obligations of Credit Acceptance and the dealer-partner. The servicing agreement may be terminated by the Company or by the dealer-partner (so long as there is no event of default or an event which with the lapse of time, giving of notice or both, would become an event of default) upon 30 days prior written notice. The Company may also terminate the servicing agreement immediately in the case of an event of default by the dealer-partner. Upon any termination by the dealer-partner or in the event of a default, the dealer-partner must immediately pay the Company: (i) any unreimbursed collection costs; (ii) any unpaid advances and all amounts owed by the dealer-partner to the Company; and (iii) a termination fee equal to the unearned finance charge of the then outstanding amount of the automobile loans originated by such dealer-partner and accepted by the Company.

     Automotive Leasing. In early 2002, the Company elected to discontinue originating automobile leases (the "Automotive Leasing Operation"). As a result of this decision, earnings for the year ended December 31, 2001 include a pre-tax charge of $725,000 for the impairment of certain assets. This decision was based on the conclusion that the Automotive Leasing Operation was unlikely to produce a higher return than the Company's automobile lending business over the long-term. Under the Company's leasing program, the Company purchased automobile leases from the dealer-partner for an amount that was generally based on the value of the vehicle as determined by industry guidebooks, assumed ownership of the related vehicle from the dealer-partner and received title to the vehicle. This program primarily differs from the Company's principal business in that, as these leases were purchased outright, the Company does not have any potential liability to the dealer-partner for future collections after the purchase of the lease. Additionally, the customer was required to remit a security deposit to the Company. Customer payments are applied toward the customer's outstanding lease receivable. At lease termination, the Company is responsible for the ultimate disposal of the vehicle, which is sold back to the dealer-partner, the customer or at an auction.

     Ancillary Products and Services. Buyers Vehicle Protection Plan, Inc. ("BVPP") and CAC Reinsurance, Ltd. ("Credit Acceptance Reinsurance"), both wholly-owned subsidiaries of the Company, provide additional services to participating dealer-partners.

     BVPP administers short-term limited extended service contracts offered by participating dealer-partners. In connection therewith, BVPP bears the risk of loss for any repairs covered under the service contract. In 2000, the Company changed accounting methods to recognize income and related expense for the service contract program on an accelerated basis over the life of the service contract. Previously, the income and related expenses were recorded on a straight-line basis over the life of the service contracts. The change was based on an analysis of historical claims experience and resulted in a more precise match of the income and expenses pertaining to the service contracts. The change in accounting method was immaterial to the current financial statements and is not expected to have a material impact on subsequent periods. In addition, BVPP has a relationship with a third party service contract providers that pay BVPP a fee on service contracts included on automobile loans financed through participating dealer-partners. BVPP does not bear any risk of loss for claims covered on these third party service contracts. The income from the non-refundable fee is recognized upon acceptance of the automobile loan. The Company advances to dealer-partners an amount equal to the purchase price of the vehicle service contract on loans accepted by the Company that includes vehicle service contracts.

     Credit Acceptance Reinsurance is engaged primarily in the business of reinsuring credit life and disability insurance policies issued to borrowers under automobile loans originated by participating dealer-partners. The Company advances to dealer-partners an amount equal to the credit life and disability insurance premium on loans accepted by the Company which include credit life and disability insurance written by the Company's designated insurance carriers. The policies insure the holder of the automobile loan for the outstanding balance payable in the event of death or disability of the debtor. Premiums are ceded to Credit Acceptance Reinsurance on both an earned and written basis and are earned over the life of the loans using pro rata and sum-of-digits methods. Credit Acceptance Reinsurance bears the risk of loss attendant to claims under the coverage ceded to it.

     Significant accounting policies are described in the following paragraphs.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

REPORTABLE BUSINESS SEGMENTS

     The Company is organized into three primary business segments: North America Operation, United Kingdom Operation and Automotive Leasing Operation. See Note 13 for information regarding the Company's reportable segments.

USE OF ESTIMATES

     The accounting and reporting policies of the Company require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounts which are subject to such estimation techniques include the reserve for advance losses, the allowance for credit losses, the retained interest in securitization and the residual reserve on leased assets. Actual results could differ from those estimates.

DERIVATIVE INSTRUMENTS

     The Company purchases interest rate cap and floor agreements to manage its interest rate risk on its secured financings. The Company does not hold or issue derivative financial instruments for trading purposes.

     The derivative agreements generally match the notional amounts of the hedged debt to assure the effectiveness of the derivatives in reducing interest rate risk. As of December 31, 2001, the following interest rate cap agreements were outstanding:

                             COMMERCIAL PAPER
NOTIONAL AMOUNT                  CAP RATE                       TERM
---------------              ----------------    -----------------------------------
 $12,179,819.............         7.50%          July 1999 through August 2003
   4,033,495.............         7.50%          December 1999 through June 2003
  15,865,956.............         8.50%          August 2000 through August 2004
  28,240,484.............         7.00%          March 2001 through December 2005
  23,262,208.............         7.50%          July 2001 through November 2006
  23,538,522.............         6.50%          November 2001 through December 2006

     As of December 31, 2001, the following interest rate floor agreement was outstanding:

                             COMMERCIAL PAPER
NOTIONAL AMOUNT                  CAP RATE                       TERM
---------------              ----------------    -----------------------------------
 $12,179,819.............         4.79%          July 1999 through August 2003

     The Company is exposed to credit risk in the event of nonperformance by the counterparty to its interest rate cap agreements. The Company anticipates that its counterparty will fully perform their obligations under the agreements. The Company manages credit risk by utilizing financially sound counterparties.

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

     On January 1, 1999, 11 of 15 member countries of the European Monetary Union established fixed conversion rates between their existing currencies and adopted the euro as their new common currency. Effective on January 1, 2002, euro denominated currency, which is traded on currency exchanges, was issued and legacy currencies were withdrawn from circulation.

     Credit Acceptance adopted a euro conversion program in an attempt to assess, minimize or prevent the number and severity of: (i) technical challenges to adapt information systems to accommodate euro transactions; (ii) the impact on currency exchange rate risks; (iii) the impact on existing loans; and (iv) tax and accounting implications. The euro conversion program also included an assessment of issues relative to third parties with which Credit Acceptance had a material relationship. Neither the Company nor any material third parties incurred any significant problems related to the euro conversion and the Company did not incur any significant expenses related to the conversion.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.

INVESTMENTS

     Investments consist principally of certificates of deposit, which the Company has both the intent and the ability to hold to maturity.

AUTOMOBILE LOANS RECEIVABLE

     Automobile loans receivable are collateralized by the related vehicles, and the Company has the right to repossess the vehicle in the event that the consumer defaults on the payment terms of the loan. Repossessed collateral is valued at the lower of the carrying amount of the receivable or estimated fair value, less estimated costs of disposition, and is classified in automobile loans receivable on the balance sheets. At December 31, 2001 and 2000, repossessed assets totaled approximately $6.4 million and $5.6 million, respectively. The Company's policy for non-accrual loans is 90 days measured on a recency basis (no material payments received). The Company writes-off delinquent automobile loans at nine months on a recency basis.

ALLOWANCE FOR CREDIT LOSSES

     The Company maintains an allowance for credit losses that covers earned but unpaid servicing fees on automobile loan receivables in non-accrual status. Servicing fees, which are booked as finance charges, are recognized under the interest method of accounting until the underlying obligation is 90 days past due on a recency basis. At such time, the Company suspends the recognition of revenue and records a provision for credit losses equal to the earned but unpaid revenue. Once a loan is classified in non-accrual status, it remains in non-accrual status for the remaining life of the loan. Revenue on non-accrual loans is recognized on a cash basis. Loans on which no payment has been received for nine months are written off. Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual charge-offs.

RESERVE FOR ADVANCE LOSSES

     The Company maintains a reserve against advances that are not expected to be recovered through collections on the related automobile loan portfolio. For purposes of establishing the reserve, the present value of estimated future collections for each dealer-partner's loan portfolio is compared to the related advance balance. The discount rate used for present value purposes is equal to the rate of return expected at the origination of the advance. To the extent that the present value of future collections is less than the advance balance due from a dealer-partner, the Company records a provision equal to the difference between the advance and the present value of the future collections. The Company maintains historical loss experience for each dealer-partner on a static pool basis and uses this information to forecast the timing and amount of future collections on each dealer-partner's portfolio. Proceeds from one dealer-partner's portfolio cannot be used to offset losses relating to another dealer-partner.

     Advance losses represent the Company's primary credit risk. The Company has recorded two large provisions during its history, one in 1997 and the other in 1999. Both charges related primarily to loan pools originated between 1995 and 1997. The first related to the initial loss assessment subsequent to the installation of the Company's static pool loan information system in 1997. The second charge related to a reassessment of the loss based on the subsequent underperformance of these loan pools versus the Company's initial assessment. The risk of advance losses increases as the spread between the collection rate and advance rate narrows. The Company's primary protection against future losses relates to managing this spread appropriately. Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual charge-offs. The use of different estimates or assumptions could produce materially different financial results.

FLOOR PLAN RECEIVABLES

     Credit Acceptance finances used vehicle inventories for automotive dealers. Amounts loaned are secured primarily by the related inventories and any future cash collections owed to the dealer-partner on outstanding retail automobile loans.

NOTES RECEIVABLE

     Notes receivable are primarily working capital loans to dealer-partners and are due on demand. These notes receivable are secured primarily by any future cash collections owed to the dealer-partner on outstanding retail automobile loans.

INVESTMENTS IN OPERATING LEASES, NET

     Leased assets are generally depreciated to their residual values on a straight-line basis over the scheduled lease term. The Company also maintains an allowance for lease vehicle losses that consists of a repossession reserve and a residual reserve. The repossession reserve covers losses resulting from earned but unpaid revenue on leases transferred to non-accrual status during the period and losses resulting from the sale of the vehicle after repossession. Leases are transferred to non-accrual status once the lease is 90 days past due on a recency basis. At that time, the Company suspends the recognition of lease revenue and makes a provision equal to the earned but unpaid revenue. The residual reserve covers losses resulting from the disposal of vehicles at the end of the lease term. The Company establishes its residual values based upon an industry guidebook and the Company's repossession experience. Realization of the residual values is dependent on the Company's future ability to market the vehicles under then prevailing market conditions.

PROPERTY AND EQUIPMENT

     Additions to property and equipment are recorded at cost. Depreciation is generally provided on a straight-line basis over the estimated useful lives (primarily five to forty years) of the assets. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. Software costs are capitalized and generally amortized on a straight-line basis over its useful life for a period not to exceed five years. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

ADVANCE RECEIVABLE SALES

     When the Company sold advance receivables in a securitization, it retained interest-only strips and servicing rights, all of which were retained interests in the securitized assets. Gain or loss on sale of the advance receivables depended in part on the previous carrying amount of advances, allocated between the portion sold and the portion retained in proportion to their relative fair value. To obtain fair values, quoted market prices were used if available. However, quotes are generally not available for retained interests, so the Company generally estimated fair value based on the present value of future cash flows expected under management's best estimates of the key assumptions -- credit losses, timing of projected collections, and discount rates commensurate with the risks involved. The Company evaluated the fair value and potential impairment of its retained interest in securitization on a quarterly basis.

DEALER HOLDBACKS

     As part of the dealer-partner servicing agreement, the Company establishes a dealer holdback to protect the Company from potential losses associated with automobile loans. This dealer holdback is not paid until such time as all advances related to such dealer-partner have been recovered.

INCOME TAXES

     Deferred income taxes are provided for all temporary differences between the book and tax basis of assets and liabilities. Deferred income taxes are adjusted to reflect new tax rates when they are enacted into law.

REVENUE RECOGNITION

     Finance Charges. The Company computes its servicing fee based upon the gross amount due under the automobile loan. Income is recognized under the interest method of accounting until the underlying obligation is 90 days past due on a recency basis. At such time, the Company suspends the accrual of revenue and makes a provision for credit losses equal to the earned but unpaid revenue.

     Lease Revenue. Income from operating lease assets is recognized on a straight-line basis over the scheduled lease term. Revenue recognition is suspended at the point the customer becomes three payments past due.

     Other Income. Dealer-partners are charged an initial fee to floor plan a vehicle. Interest is charged based on the number of days a vehicle remains on the floor plan. Interest rates typically range from 12% to 18% per annum.

     Fees received by the Company for the sale of third party vehicle service contracts are recognized upon acceptance of the related automobile loan receivable as the Company bears no further obligation.

     Premiums earned include credit life and disability premiums and collision premiums, which are ceded to the Company on both an earned and written basis and are earned over the life of the loans using the pro rata and sum-of-digits methods. In 2000, the Company retroactively changed accounting methods to recognize income and related expense for the service contract program on an accelerated basis over the life of the service contract. Previously, the income and related expenses were recorded on a straight-line basis over the life of the service contracts. The change was based on an analysis of historical claims experience and resulted in a more precise match of the income and expenses pertaining to the service contracts. The change in accounting method was immaterial to the current financial statements and is not expected to have a material impact on subsequent periods.

     Income from secured lines of credit offered to certain dealers is earned based on the difference between the 60% to 75% of the gross loan amount remitted to the Company from the dealer and the 50% to 70% of the principal amount of the loan advanced to the dealer.

     The Company recognizes a monthly dealer-partner access fee for the Company's internet-based proprietary Credit Approval Processing System.

     Enrollment fees are generally paid by each dealer-partner signing a servicing agreement and are nonrefundable. These fees and the related direct incremental costs of originating these fees are deferred and amortized on a straight-line basis over the estimated repayment term of the outstanding dealer-partner advance.

     Interest on notes receivable is recognized in income based on the outstanding monthly balance and is generally 5% to 18% per annum.

CURRENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS No. 133"). These standards require that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and that those instruments be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not designated any of its derivative instruments as hedges as defined under SFAS No. 133. The after-tax effect of recognizing the fair value of the derivative instruments as of January 1, 2001 was an approximately $9,500 increase to income.

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

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces Statement of Accounting Standard No. 125, which bears the same title. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of the statement became effective for the Company's 2001 year-end reporting and include additional disclosure requirements and changes related to the recognition and reclassification of collateral. The application of the new rules did not have a material impact on the Company's financial position, results of operations or liquidity.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and elements of APB 30, "Reporting the Results of Operations -- Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions". The main objective of this statement is to resolve implementation issues related to SFAS No. 121 by clarifying certain of its provisions. SFAS No. 144 removes goodwill from the scope of SFAS No. 121 and establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities. Other provisions of the statement include more stringent requirements for classifying assets available for disposal and expanding the scope of activities that will require discontinued operations reporting. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Effective in 2001, the Company adopted SFAS No. 144, which resulted in a pre-tax impairment charge to the selling, general and administrative line of the Automotive Leasing Operation Statement of Income of $725,000. This charge was primarily for leasing software development costs impaired due to management's decision to discontinue originating leases.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONCLUDED)

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

     Automobile Loans Receivable and Net Dealer Holdbacks. As the majority of the Company's revenue is derived from the servicing fee it receives on the gross amount due under the automobile loan (typically 20% of the principal and interest), the Company's revenues from servicing fees are not materially impacted by changes in interest rates. As such, the carrying amounts recorded on a historical cost basis for automobile loans receivable and net dealer holdbacks in the financial statements related to the financing and service program which the Company provides to dealer-partners approximates fair value. The fair value of the net dealer holdbacks is estimated by discounting expected future cash flows associated with the related dealer-partner advance.

     Floor Plan and Notes Receivable. The fair values of floor plan and note receivables are estimated by discounting the future cash flows using applicable current interest rates.

     Retained Interest in Securitization. The fair value of the retained interest in securitization is estimated by discounting expected future excess cash flows.

     Debt. The fair value of debt is determined using quoted market prices, if available, or calculating the estimated value of each debt instrument based on current rates offered to the Company for debt with similar maturities.

     Derivative Instruments. The fair value of interest rate caps represents the amount that the Company would receive to terminate the agreement, taking into account current interest rates.

(2) FINANCIAL INSTRUMENTS -- (CONCLUDED)

     A comparison of the carrying value and fair value of these financial instruments is as follows (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                          --------------------------------------------
                                                  2001                    2000
                                          --------------------    --------------------
                                          CARRYING      FAIR      CARRYING      FAIR
                                           AMOUNT      VALUE       AMOUNT      VALUE
                                          --------    --------    --------    --------
Cash and cash equivalents.............    $ 15,773    $ 15,773    $ 21,316    $ 21,316
Investments -- held to maturity.......         173         173         161         161
Automobile loans receivable, net......     757,286     757,286     564,260     564,260
Floor plan receivables................       6,446       6,446       8,106       8,106
Notes receivable......................      11,167      11,167       6,985       6,985
Retained interest in securitization...          --          --       5,001       5,001
Senior notes..........................          --          --      15,948      15,908
Lines of credit.......................      73,215      73,215      88,096      88,096
Secured financing.....................     122,396     122,396      45,039      45,039
Mortgage note.........................       6,918       7,096       7,590       7,590
Dealer holdbacks, net.................     315,393     315,393     214,468     214,468
Derivative Instruments................          31          31          --          --

     A portion of the Company's cash and cash equivalents are restricted pursuant to: (i) the secured financings of advance receivables totaling $13.2 million and $6.9 million at December 31, 2001 and 2000, respectively; and (ii) the reinsurance agreements, totaling $0.9 million and $4.7 million at December 31, 2001 and 2000, respectively.

     All investments are categorized as held-to-maturity. The restricted investments totaled approximately $0.2 million at December 31, 2001 and 2000.

(3) AUTOMOBILE LOANS RECEIVABLE

     Automobile loans generally have initial terms ranging from 24 to 48 months and are collateralized by the related vehicles. The initial average term of an automobile loan was approximately 36 months in 2001 and 32 months in each of 2000 and 1999.

     Automobile loans receivable consisted of the following (in thousands):

                                                             AS OF DECEMBER 31,
                                                            ---------------------
                                                              2001         2000
                                                            ---------    --------
Gross automobile loans receivable.......................    $ 906,808    $674,402
Unearned finance charges................................     (138,533)    (98,214)
Unearned insurance premiums, insurance reserves and
  fees..................................................       (6,244)     (7,288)
                                                            ---------    --------
Automobile loans receivable.............................    $ 762,031    $568,900
                                                            =========    ========
Delinquent automobile loans.............................    $ 181,759    $145,762
                                                            =========    ========
Non-accrual automobile loans as a percent of total gross
  automobile loans......................................         20.0%       21.6%
                                                            =========    ========

(3) AUTOMOBILE LOANS RECEIVABLE -- (CONCLUDED)

     A summary of changes in gross automobile loans receivable is as follows (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                 -----------------------------------
                                                   2001         2000         1999
                                                 ---------    ---------    ---------
Balance, beginning of period.................    $ 674,402    $ 679,247    $ 794,831
Gross amount of automobile loans accepted....      782,302      526,971      508,712
Legal and repossession fees..................       23,772       21,053       24,399
Gross automobile loans reacquired from
  securitization.............................        2,918           --           --
Cash collections on automobile loans.........     (433,500)    (395,061)    (409,742)
Charge-offs..................................     (137,158)    (144,828)    (234,167)
Currency translation.........................       (5,928)     (12,980)      (4,786)
                                                 ---------    ---------    ---------
Balance, end of period.......................    $ 906,808    $ 674,402    $ 679,247
                                                 =========    =========    =========

     A summary of the allowance for credit losses is as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                       -----------------------------
                                                        2001       2000       1999
                                                       -------    -------    -------
Balance, beginning of period.......................    $ 4,640    $ 4,742    $ 7,075
Provision for loan losses..........................      1,142      1,647      1,205
Charge-offs, net...................................     (1,015)    (1,688)    (3,489)
Currency translation...............................        (22)       (61)       (49)
                                                       -------    -------    -------
Balance, end of period.............................    $ 4,745    $ 4,640    $ 4,742
                                                       =======    =======    =======

     Recoveries related to charged off loans are primarily the result of the recovery of earned but unpaid finance charges and are netted against charge-offs.

     The Company's financing and service program allows dealer-partners to establish the interest rate on loans up to the maximum rate allowable by the state or country in which the dealer-partner is doing business.

(4) LEASED PROPERTIES

PROPERTY LEASED TO OTHERS

     The Company leases part of its headquarters to outside parties under non-cancelable operating leases. This activity is not a significant part of its business activities. Rental income, which is included in other income, is recognized on a straight-line basis over the related lease term. Rental income on leased property was $1,094,000, $1,075,000 and $1,105,000 for 2001, 2000 and
1999, respectively.

PROPERTY LEASED FROM OTHERS

     The Company utilizes leases in its day-to-day operations for administrative offices and office equipment. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

(4) LEASED PROPERTIES -- (CONCLUDED)

     Total rental expense on all operating leases was $321,000, $335,000 and $499,000 for 2001, 2000 and 1999, respectively. Contingent rentals under the operating leases were insignificant. Minimum future lease commitments under operating leases are as follows:

2002........................................................    $  611,869
2003........................................................       617,311
2004........................................................       440,978
2005........................................................       216,672
2006........................................................       198,236
Thereafter..................................................       147,420
                                                                ----------
     Total minimum lease commitments........................    $2,232,486
                                                                ==========

(5) INVESTMENTS IN OPERATING LEASES

     The composition of net investment in operating leases consisted of the following at December 31 (in thousands):

                                                               AS OF DECEMBER 31,
                                                               ------------------
                                                                2001       2000
                                                               -------    -------
Gross leased assets........................................    $50,054    $42,449
Accumulated depreciation...................................    (11,657)    (5,283)
Gross deferred costs.......................................      6,831      6,245
Accumulated amortization of deferred costs.................     (2,786)    (1,435)
Lease payments receivable..................................      3,308      2,968
                                                               -------    -------
Investment in operating leases.............................     45,750     44,944
Less: Allowance for lease vehicle losses...................     (2,976)    (2,023)
                                                               -------    -------
Investment in operating leases, net........................    $42,774    $42,921
                                                               =======    =======

     A summary of changes in gross leased assets is as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        ----------------------------
                                                         2001       2000       1999
                                                        -------    -------    ------
Balance, beginning of period........................    $42,449    $ 8,443    $   --
Gross operating leases originated...................     25,816     39,254     8,538
Operating lease liquidations........................    (18,015)    (5,258)      (95)
Currency translation................................       (196)        10         0
                                                        -------    -------    ------
Balance, end of period..............................    $50,054    $42,449    $8,443
                                                        =======    =======    ======

     A summary of the allowance for lease vehicle losses is as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                       -----------------------------
                                                        2001       2000       1999
                                                       -------    -------    -------
Balance, beginning of period.......................    $ 2,023    $    91    $    --
Provision for lease vehicle losses.................      6,126      3,013         99
Charge-offs........................................     (5,171)    (1,081)        (8)
Currency translation...............................         (2)         0          0
                                                       -------    -------    -------
Balance, end of period.............................    $ 2,976    $ 2,023    $    91
                                                       =======    =======    =======

(5) INVESTMENTS IN OPERATING LEASES -- (CONCLUDED)

     Future minimum rentals on vehicles leased at December 31, 2001 are $24.2 million, $16.1 million, $5.4 million and $1.0 million in 2002, 2003, 2004 and 2005, respectively.

(6) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                                2001       2000
                                                               -------    -------
Land.......................................................    $ 2,587    $ 2,587
Building and improvements..................................      7,166      7,069
Data processing equipment..................................     27,109     21,295
Office furniture & equipment...............................      2,443      2,468
Leasehold improvements.....................................        695        700
                                                               -------    -------
                                                                40,000     34,119
Less accumulated depreciation..............................     20,354     15,701
                                                               -------    -------
                                                               $19,646    $18,418
                                                               =======    =======

     Depreciation expense on property and equipment was $4,652,000, $3,727,000 and $4,128,000 in 2001, 2000 and 1999, respectively.

(7) ADVANCE RECEIVABLE SALES

     On July 8, 1998, the Company completed a $50 million securitization of advance receivables. The automobile loans supporting the dealer-partner advances that were sold included loans with origination dates ranging from July 1990 to June 1998, with a weighted average age of 15 months as of the date of the transaction. The amount of such loans included on the Company's balance sheet as of June 30, 1998 was $98.6 million, of which $43.8 million was in non-accrual status. Pursuant to this transaction, the Company contributed dealer-partner advances having a carrying value of approximately $56 million and received approximately $49.3 million in financing from an institutional investor.

     In June 2001, the Company exercised its clean up call option for this securitization, which resulted in a one time gain of $1.1 million. The gain represents the difference between the value of dealer-partner advance receivables and the Company's carrying amount of the retained interest in securitization plus the cash disbursement.

     In the securitization, the Company retained servicing responsibilities and subordinated interests. The Company received monthly servicing fees of 4% of the collections on the automobile loans receivable, and rights to future cash flows arising after the investor has received the return for which they are contracted. The present value of estimated cash flows has been recorded by the Company as a retained interest in securitization of $5.0 million as of December 31, 2000. The Company received servicing fees of approximately $117,000, $467,000 and $1,040,000 in 2001, 2000 and 1999, respectively. The Company also received approximately $0.5 million, $1.4 million, and $3.2 million in 2001, 2000, and 1999, respectively, to be distributed to dealer-partners for the payment of dealer holdbacks.

(8) DEBT

SENIOR NOTES

     During 2001, the Company repaid the outstanding borrowings under the three series of Senior Notes issued to various insurance companies in 1994, 1996 and 1997 in the amount of $7,995,000, $5,290,000, and $2,663,000, respectively. The
Notes were secured through a lien on most of the Company's assets on an equal and ratable basis with the Company's credit agreement and required semi-annual interest payments and annual payments of principal. The interest rates at December 31, 1999 were 9.87%, 8.99% and 8.77% and increased on January 15, 2000 to 10.37%, 9.49% and
9.27% for the 1994, 1996 and 1997 series of Senior Notes, respectively.

LINES OF CREDIT

     At December 31, 2001, the Company had a $120.0 million credit agreement with a commercial bank syndicate, which was increased to $135.0 million subsequent to year-end. The facility has a commitment period through June 10, 2002 with a one year term out option at the request of the Company provided that no event of default exists. The agreement provides that, at the Company's discretion, interest is payable at either the eurodollar rate plus 140 basis points, or at the prime rate (4.75% as of December 31, 2001). The eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of advances to dealer-partners and leased vehicles (as reflected in the consolidated financial statements), less a hedging reserve (not exceeding $1,000,000), the amount of letters of credit issued under the line of credit, and the amount of any other debt secured by the collateral which secures the line of credit. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay an annual agent's fee and a quarterly commitment fee of 0.60% on the amount of the commitment. In addition, when outstanding borrowings under the commitment exceed 50% of the amount of the commitment, the Company must pay a quarterly fee equal to 0.25% on the amount outstanding under the commitment. As of December 31, 2001, there was approximately $71.6 million outstanding under this facility. The maximum amount outstanding was approximately $112.5 million and $107.6 million in 2001 and 2000, respectively. The weighted average balance outstanding was $84.9 million and $73.6 million in 2001 and 2000, respectively.

     The Company also has a L2.0 million line of credit agreement with a commercial bank in the United Kingdom, which is used to fund the day to day cash flow requirements of the Company's United Kingdom subsidiary. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank, with interest payable at the greater of the United Kingdom bank's base rate (4.0% as of December 31, 2001) plus 65 basis points or at the LIBOR rate plus
56.25 basis points. The rates may be fixed for periods of up to six months. As of December 31, 2001, there was approximately L1.0 million ($1.4 million) outstanding under this facility, which matures on June 30, 2002. The maximum amount outstanding was L1.9 million ($2.7 million) and L2.1 million ($3.0 million) in 2001 and 2000, respectively. The weighted average balance outstanding was L2.0 million ($2.9 million) and L1.2 million ($1.9 million) in 2001 and 2000, respectively.

     The Company also has a 1 million Canadian dollar line of credit with a commercial bank in Canada, which is used to fund the day to day cash flow requirements of the Company's Canadian subsidiary. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank, with interest payable at the LIBOR rate plus 1.4% or at the Canadian bank's prime rate (4.0% at December 31, 2001). Additionally, the Company must pay a quarterly commitment fee of 0.6% on the amount of the commitment. As of December 31, 2001, there was approximately 264,000 Canadian dollars ($166,000) outstanding under the facility, which matures on June 9, 2002.

     The weighted average interest rate on line of credit borrowings outstanding was 3.9% and 7.8% as of December 31, 2001 and 2000, respectively.

SECURED FINANCING

     The Company's wholly-owned subsidiary, CAC Funding Corp. ("Funding"), has completed seven secured financing transactions with an institutional investor through December 31, 2001, two of which remain outstanding. The remaining secured financings include the July 23, 2001 and November 5, 2001 transactions, in which Funding received $61.0 million and $62.0 million in financing, respectively. In connection with these transactions, the Company contributed dealer-partner advances having a carrying amount of approximately

$83.0 million and $96.0 million for the July 2001 and November 2001 secured financings, respectively, to Funding, which, in turn, pledged them as collateral to an institutional investor to secure loans that funded the purchase price of the dealer-partner advances. The proceeds of the secured financings were used by the Company to reduce outstanding borrowings under the Company's credit facility. The secured financings create loans for which Funding is liable and are non-recourse to the Company, even though Funding and the Company are consolidated for financial reporting purposes. Such loans bear interest at a floating rate equal to the applicable commercial paper rate plus 50 basis points with a maximum of 7.5% and 6.5% for the July 23, 2001 and November 5, 2001 secured financings, respectively. As Funding is organized as a separate legal entity from the Company, assets of Funding (including the contributed dealer-partner advances) will not be available to satisfy the general obligations of the Company, especially as substantially all the assets of Funding have been encumbered to secure Funding's obligations to its creditors. In the first six months of the July 2001 and the first four months of the November 2001 financings, the Company and Funding received or may receive additional proceeds by having the Company contribute additional dealer-partner advances to Funding which could then be used by Funding as collateral to support additional borrowings. To the extent permitted by its creditors, Funding would be able to use the proceeds of such borrowings to pay the purchase price of such dealer-partner advances or to make advances or distributions to the Company. Such financings are secured by Funding's dealer-partner advances, Funding's rights to collections on the related automobile loans receivable and certain related assets up to the sum of Funding's dealer-partner advances and the Company's servicing fee. The Company receives a monthly servicing fee paid by the institutional investor equal to 6% and 8% of the collections on Funding's automobile loans receivable for the July 2001 and November 2001 secured financings, respectively. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of collections on the automobile loans receivable until Funding's underlying indebtedness is paid in full either through collections on the related automobile loans or through a prepayment of the indebtedness.

     A summary of the secured financing transactions is as follows (dollars in thousands):

                                                      SECURED FINANCING      SECURED DEALER         BALANCE AS
                                          ORIGINAL       BALANCE AT        ADVANCE BALANCE AT       PERCENT OF
    ISSUE NUMBER          CLOSE DATE      BALANCE     DECEMBER 31, 2001    DECEMBER 31, 2001     ORIGINAL BALANCE
    ------------         -------------    --------    -----------------    ------------------    ----------------
1998-A...............        July 1998    $ 50,000      Paid in full          Paid in full              0.0%
1999-A...............        July 1999      50,000      Paid in full          Paid in full              0.0
1999-B...............    December 1999      50,000      Paid in full          Paid in full              0.0
2000-A...............      August 2000      65,000      Paid in full          Paid in full              0.0
2001-A...............       March 2001      97,100      Paid in full          Paid in full              0.0
2001-B...............        July 2001      60,845          $ 60,646*             $ 87,922             99.7
2001-C...............    November 2001      61,795            61,750**              89,847             99.9
                                          --------      ------------          ------------
                                          $434,740          $122,396              $177,769
                                          ========      ============          ============

 * Bears an interest rate of 2.5% and is anticipated to fully amortize within 13 months as of December 31, 2001

** Bears an interest rate of 2.6% and is anticipated to fully amortize within 15 months as of December 31, 2001

MORTGAGE LOAN PAYABLE

     The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $6,918,000 and $7,590,000 outstanding on this loan as of December 31, 2001 and 2000, respectively. The loan matures on May 1, 2004 and requires monthly payments of $99,582, bearing interest at a fixed rate of 7.07%.

(8) DEBT -- (CONCLUDED)

LETTERS OF CREDIT

     Letters of credit are issued by a commercial bank and reduce amounts available under the Company's line of credit. As of December 31, 2001, the Company has two letters of credit relating to reinsurance agreements totaling $2.7 million. Such letters of credit were issued in 2001 and will expire on June 11, 2002, at which time they will be automatically extended for the period of one year unless notified otherwise by the commercial bank syndicate. Additionally, the Company has two letters of credit that secure the borrowings under the foreign subsidiaries' lines of credit.

PRINCIPAL DEBT MATURITIES

     The scheduled principal maturities of the Company's long-term debt at December 31, 2001 are as follows (in thousands):

2002........................................................    $106,103
2003........................................................      17,792
2004........................................................       5,419
                                                                --------
                                                                $129,314
                                                                ========

     Included in scheduled principal maturities are anticipated maturities of secured financing debt. The maturities of this debt are dependent on the timing of cash collections on the contributed automobile loans receivable, the amounts due to dealer-partners for payments of dealer holdback and changes in interest rates on the commercial paper. Such amounts included in the table above are $105.4 million and $17.0 million for 2002 and 2003, respectively.

DEBT COVENANTS

     The Company must comply with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. The Company must also maintain a specified minimum level of net worth.

(9) DEALER HOLDBACKS AND RESERVE FOR ADVANCE LOSSES

     Dealer holdbacks consisted of the following (in thousands):

                                                             AS OF DECEMBER 31,
                                                           ----------------------
                                                             2001         2000
                                                           ---------    ---------
Dealer holdbacks.......................................    $ 721,365    $ 537,679
Less: advances (net of reserve of $9,161 and $6,788 in
  2001 and 2000, respectively).........................     (405,972)    (323,211)
                                                           ---------    ---------
Dealer holdbacks, net..................................    $ 315,393    $ 214,468
                                                           =========    =========

(9) DEALER HOLDBACKS AND RESERVE FOR ADVANCE LOSSES -- (CONCLUDED)

     A summary of the change in the reserve for advance losses (classified with net dealer holdbacks in the accompanying balance sheets) is as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                       2001       2000        1999
                                                      -------    -------    --------
Balance, beginning of period......................    $ 6,788    $ 4,329    $ 19,954
Provision for advance losses......................      4,647      6,591      54,868
Charge-offs, net..................................     (2,196)    (4,104)    (70,353)
Currency translation..............................        (78)       (28)       (140)
                                                      -------    -------    --------
Balance, end of period............................    $ 9,161    $ 6,788    $  4,329
                                                      =======    =======    ========

     During the third quarter of 1999, the Company recorded a charge of $47.3 million to reflect the impact of collections on loan pools originated primarily in 1995, 1996 and 1997 falling below previous estimates, indicating impairment of advance balances associated with these pools. While previous loss curves indicated that loans originated in 1995, 1996 and 1997 would generate lower overall collection rates than loans originated in prior years, in the third quarter of 1999 the loss curves indicated that collection rates on these pools would be lower than previously estimated. Future reserve requirements will depend in part on the management's ability to estimate future collections and the actual collections that are realized. The Company charges off dealer-partner advances against the reserve at such time and to the extent that the Company's static pool analysis determines that the advance is completely or partially impaired.

(10) RELATED PARTY TRANSACTIONS

     In the normal course of its business, the Company regularly accepts assignments of automobile loans originated by affiliated dealer-partners owned by the Company's: (i) majority shareholder and Chairman; and (ii) President. Automobile loans accepted from these affiliated dealer-partners were approximately $18.8 million, $8.4 million and $9.3 million in 2001, 2000 and 1999, respectively. Automobile loans receivable from affiliated dealer-partners represented approximately 2.3% and 2.4% of the gross automobile loans receivable balance as of December 31, 2001 and 2000, respectively. The Company accepted automobile loans from affiliated dealer-partners and nonaffiliated dealer-partners on the same terms. Dealer holdbacks from loans accepted from affiliated dealer-partners were approximately $15.1 million and $6.7 million in 2001 and 2000, respectively.

     The Company regularly purchased operating automobile leases originated by affiliated dealer-partners owned by the Company's: (i) majority shareholder and Chairman; and (ii) President. Automobile leases accepted from affiliated dealer-partners were $1.4 million, $10.1 million and $5.8 million in 2001, 2000, and 1999, respectively. Affiliated dealer-partners originated approximately 4.6%, 22.6%, and 60.4% of the value of automobile leases purchased and approximately 4.2%, 24.8%, and 63.6% of the number of automobile leases purchased by the Company during 2001, 2000, and 1999, respectively.

     The Company receives interest income and fees from the Company's: (i) majority shareholder and Chairman; and (ii) President on notes receivable and a working capital loan. Also, in 2000 and 1999, the Company received interest income and fees from affiliated dealer-partners on floor plan receivables owned by the Company's majority shareholder and Chairman. Total income earned on floor plan and notes receivables was $50,000, $62,000 and $679,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company paid affiliated dealer-partners, owned by the Company's majority shareholder and Chairman, for vehicle reconditioning services. Total expense paid approximated $8,000, $357,000, and $237,000 for the years ended December 31, 2001, 2000, and 1999, respectively. In 2001, the Company stopped receiving these services from the affiliated party.

(11) INCOME TAXES

     The income tax provision (credit) consists of the following (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                       2001       2000        1999
                                                      -------    -------    --------
Income (loss) before provision (benefit) for
  income taxes:
  Domestic........................................    $37,543    $28,602    $(21,090)
  Foreign.........................................     10,834      7,387       5,363
                                                      -------    -------    --------
                                                      $48,377    $35,989    $(15,727)
                                                      =======    =======    ========
Current provision (credit) for income taxes:
  Federal.........................................    $12,999    $ 9,125    $ (6,384)
  State...........................................      3,298         --         914
  Foreign.........................................      2,943      2,280       1,727
                                                      -------    -------    --------
                                                       19,240     11,405      (3,743)
                                                      -------    -------    --------
Deferred provision (credit) for income taxes:
  Federal.........................................       (972)       900      (1,285)
  State...........................................        571         --          --
  Foreign.........................................        335         34         (13)
                                                      -------    -------    --------
                                                          (66)       934      (1,298)
                                                      -------    -------    --------
Provision (credit) for income taxes...............    $19,174    $12,339    $ (5,041)
                                                      =======    =======    ========

     The tax effects of timing differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

                                                               AS OF DECEMBER 31,
                                                               ------------------
                                                                2001       2000
                                                               -------    -------
Deferred tax assets:
  Allowance for credit losses on automobile loans..........    $13,532    $13,095
  Reserve for advance losses...............................      3,179      2,283
  Allowance for leased vehicle losses......................      1,084        716
  Secured financing........................................      3,293      2,723
  Deferred dealer enrollment fees..........................        560        301
  Accrued liabilities......................................      2,824        940
  Reserve on notes receivable..............................      1,067         53
  Other, net...............................................        360        565
                                                               -------    -------
       Total deferred tax assets...........................     25,899     20,676
                                                               -------    -------
Deferred tax liabilities:
  Unearned finance charges.................................     32,110     28,449
  Depreciable assets.......................................      2,466      2,705
  Valuation of receivables.................................      1,175         --
  Other, net...............................................        816        256
                                                               -------    -------
       Total deferred tax liabilities......................     36,567     31,410
                                                               -------    -------
       Net deferred tax liability..........................    $10,668    $10,734
                                                               =======    =======

     No valuation allowances were considered necessary in the calculation of deferred tax assets as of December 31, 2001 and 2000.

(11) INCOME TAXES -- (CONCLUDED)

     A reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate were as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                                --------------
                                                                2001      2000
                                                                ----      ----
U.S. federal statutory rate.................................    35.0%     35.0%
  State income taxes........................................     5.6        --
  Foreign income taxes......................................    (1.1)     (0.8)
  Other.....................................................     0.1       0.1
                                                                ----      ----
Provision for income taxes..................................    39.6%     34.3%
                                                                ====      ====

     The increase in state income taxes in 2001 was due to the re-characterization of revenue resulting from the Internal Revenue Service examination. The 2001 state income tax expense is a cumulative amount of taxes owed to various states for the years 1993 to 2001.

     Deferred U.S. federal income taxes and withholding taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries as such amounts are considered to be permanently reinvested. The cumulative undistributed earnings on which the Company had not provided additional national income taxes and withholding taxes were approximately $37.3 million and $29.8 million at December 31, 2001 and 2000, respectively.

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

                                                      YEARS ENDED DECEMBER 31,
                                               --------------------------------------
                                                  2001          2000          1999
                                               ----------    ----------    ----------
Weighted average common shares
  outstanding..............................    42,140,961    43,879,577    46,222,730
Common stock equivalents...................     1,009,843       340,299            --
                                               ----------    ----------    ----------
Weighted average common shares and common
  stock equivalents........................    43,150,804    44,219,876    46,222,730
                                               ==========    ==========    ==========

STOCK REPURCHASE PROGRAM

     In 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 1999. That program authorized the Company to purchase up to 1,000,000 common shares on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. On each of February 7, 2000, June 7, 2000, July 13, 2000 and November 10, 2000, the Company's Board of Directors authorized increases in the Company's stock repurchase program of an additional 1,000,000 shares. As of December 31, 2001, the Company has repurchased approximately 4.5 million shares of the 5.0 million shares authorized to be repurchased under this program at a cost of $23,623,000.

STOCK OPTION PLANS

     Pursuant to the Company's 1992 Stock Option Plan (the "1992 Plan"), the Company has reserved 8,000,000 shares of its common stock for the future granting of options to officers and other employees. The exercise price of the options is equal to the fair market value on the date of the grant. Options under the 1992 Plan generally become exercisable over a three to five year period, or the Company's attainment of certain performance related criteria, or immediately upon a change of Company control. The Company issued 1,000,000, 28,500, and 326,500 options in 2001, 2000, and 1999, respectively, that will vest only if certain performance targets are met. As it was not foreseeable that the performance targets would be met, no compensation expense was recorded for performance-based options in 2001, 2000, or 1999. Nonvested performance options are forfeited upon termination of employment and otherwise expire ten years from the date of grant. Shares available for future grants totaled 2,155,028, 2,551,970 and 1,911,519 as of December 31, 2001, 2000 and
1999, respectively.

     Pursuant to the Company's Stock Option Plan for Dealers (the "Dealer Plan"), the Company has reserved 1,000,000 shares of its common stock for the future granting of options to participating dealer-partners. The exercise price of the options is equal to the fair market value on the date of grant. The options become exercisable over a three year period. Nonvested options are forfeited upon the termination of the dealer-partner's servicing agreement by the Company or the dealer-partner and otherwise expire five years from the date of grant. Shares available for future grants totaled 765,167, 684,367 and 605,899 as of December 31, 2001, 2000 and 1999, respectively. Effective January 1, 1999, the Company suspended the granting of future options under the Dealer Plan.

     In 2001, the Company established a Director Stock Option Plan (the "Director Plan"), subject to the approval of the shareholders at the 2002 annual meeting. The Company has reserved 200,000 shares of its common stock for future granting of options to members of its Board of Directors. The exercise price of the options is equal to the fair market value on the date of grant. In 2001, the Company granted 100,000 options that will vest only if the Company meets certain performance targets. These options will be void if the Director Plan is not approved by the shareholders. As it was not foreseeable that the performance targets would be met, no compensation expense was recorded for these performance-based options in 2001. Nonvested options are forfeited if the participant should cease to be a director and otherwise expire ten years from the date of grant. Shares available for future grants totaled 100,000 as of December 31, 2001.

     The Company accounts for the 1992 Plan and Director Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the 1992 Plan and Director Plan been recognized, the Company's net income (loss) and net income (loss) per share would have been negatively impacted as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                    2001      2000       1999
                                                   -------   -------   --------
Net income (loss):
  As reported....................................  $29,203   $23,650   $(10,686)
  Pro forma......................................   28,062    22,379    (12,800)
Net income (loss) per common share:
  As reported, basic.............................  $  0.69   $  0.54   $  (0.23)
  As reported, diluted...........................     0.68      0.53      (0.23)
  Pro forma, basic...............................     0.67      0.51      (0.28)
  Pro forma, diluted.............................     0.65      0.51      (0.28)

     The Company accounts for the compensation costs related to its grants under the Dealer Plan in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The sales and marketing cost that has been charged against income for the non-employee Dealer Plan was $8,000, $45,000 and $131,000 in 2001, 2000 and 1999, respectively.

     The fair value of each option granted included in the above calculations is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                     YEARS ENDED DECEMBER 31,
                                                 ---------------------------------
1992 PLAN                                          2001        2000        1999
---------                                        ---------   ---------   ---------
Risk-free interest rate........................      5.00%       6.00%       5.75%
Expected life..................................  5.0 years   6.0 years   6.0 years
Expected volatility............................     63.03%      56.22%      56.47%
Dividend yield.................................         0%          0%          0%

                                                               YEAR ENDED
                                                              DECEMBER 31,
DIRECTOR PLAN                                                     2001
-------------                                                 ------------
Risk-free interest rate.....................................       5.00%
Expected life...............................................   5.0 years
Expected volatility.........................................      63.03%
Dividend yield..............................................          0%

     Additional information relating to the stock option plans is as follows:

                                     1992 PLAN                      DEALER PLAN                    DIRECTOR PLAN
                            ----------------------------    ----------------------------    ----------------------------
                                             WEIGHTED                        WEIGHTED                        WEIGHTED
                                             AVERAGE                         AVERAGE                         AVERAGE
                              NUMBER      EXERCISE PRICE      NUMBER      EXERCISE PRICE      NUMBER      EXERCISE PRICE
                            OF OPTIONS      PER SHARE       OF OPTIONS      PER SHARE       OF OPTIONS      PER SHARE
                            ----------    --------------    ----------    --------------    ----------    --------------
Outstanding at December
  31, 1998..............     3,917,371        $7.62           472,182         $15.60              --             --
  Options granted.......     1,761,200         5.48                --             --              --             --
  Options exercised.....       (25,567)        4.10                --             --              --             --
  Options forfeited.....      (557,160)        9.08          (127,514)         14.15              --             --
                            ----------                       --------                        -------
Outstanding at December
  31, 1999..............     5,095,844         6.74           344,668          16.14              --             --
  Options granted.......       156,300         5.72                --             --              --             --
  Options exercised.....       (24,233)        3.26                --             --              --             --
  Options forfeited.....      (796,751)        9.32           (78,468)         22.45              --             --
                            ----------                       --------                        -------
Outstanding at December
  31, 2000..............     4,431,160         6.36           266,200          14.28              --             --
  Options granted.......     1,890,838         6.77                --             --         100,000          $7.00
  Options exercised.....      (258,841)        4.84            (1,000)          6.34
  Options forfeited.....    (1,493,896)        6.58           (80,800)         24.08
                            ----------                       --------                        -------
Outstanding at December
  31, 2001..............     4,569,261        $6.53           184,400         $10.02         100,000          $7.00
                            ==========                       ========                        =======
Exercisable at December
  31:
  1999..................     1,766,521        $7.18           258,719         $18.41              --             --
  2000..................     2,085,569         6.78           241,961          14.95              --             --
  2001..................     2,087,165         6.86           184,400          10.02              --             --

     The weighted average fair value of options granted during 2001, 2000 and 1999 was $3.04, $3.07 and $3.13 respectively, for the 1992 Plan. The weighted average fair value of options granted for the Director Plan during 2001 was $3.33.

(12) CAPITAL TRANSACTIONS -- (CONCLUDED)

     The following tables summarize information about options outstanding at December 31, 2001:

                                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                        -------------------------------------------------------      ---------------------------------
                        OUTSTANDING      WEIGHTED-AVERAGE      WEIGHTED-AVERAGE      EXERCISABLE      WEIGHTED-AVERAGE
       RANGE OF            AS OF            REMAINING           EXERCISE PRICE          AS OF          EXERCISE PRICE
  EXERCISABLE PRICES    12/31/2001       CONTRACTUAL LIFE         PER SHARE          12/31/2001          PER SHARE
  ------------------    -----------      ----------------      ----------------      -----------      ----------------
1992 PLAN
$ 2.16 -  5.63........     689,400          5.2 Years               $ 3.21              299,733            $ 2.48
  5.64 -  7.75........   3,029,168          7.4                       6.21            1,432,432              6.20
  7.76 - 11.07........     618,692          8.2                       8.38              123,999              8.60
$11.08 - 22.25........     232,001          2.7                      15.73              231,001             15.75
                         ---------                                                    ---------
Totals................   4,569,261          6.9                       6.53            2,087,165              6.86
                         =========                                                    =========

DEALER PLAN
$ 6.34 -  9.35........     116,000          1.5 Years               $ 7.52              116,000            $ 7.52
  9.36 - 17.63........      61,000          0.6                      13.78               61,000             13.78
$17.64 - 27.63........       7,400          0.2                      18.25                7,400             18.25
                         ---------                                                    ---------
Totals................     184,400          1.1                      10.02              184,400             10.02
                         =========                                                    =========

DIRECTOR PLAN
$ 5.64 -  7.75........     100,000          9.5 Years               $ 7.00                   --                --
                         ---------                                                    ---------
Totals................     100,000          9.5                       7.00                   --                --
                         =========                                                    =========

(13) BUSINESS SEGMENT INFORMATION

     The Company classifies its operations into three reportable business segments: North America Operation, United Kingdom Operation and Automotive Leasing Operation. In 2001, the Company modified the presentation of its three reportable business segments. The Company reclassified two of its leasing subsidiaries and its Canadian leasing operation from North America Operation to Automotive Leasing Operation. These changes were made to consolidate all lease related businesses into one reportable business segment. The 1999 and 2000 business segment information has been reclassified to conform to the 2001 presentation.

REPORTABLE SEGMENT OVERVIEW

     The North America Operation consists of the Company's U.S. and Canadian automotive finance and services businesses, including the Company's reinsurance activities and automotive service contract programs. These businesses have been aggregated into one reportable segment because they have similar operating and economic characteristics. The North America Operation provides participating dealers with financing sources for consumers with limited access to credit by offering "guaranteed credit approval" and delivering credit approvals through the internet. Other services including marketing, sales training and a wholesale purchasing cooperative in the United States and Canada. The United Kingdom Operation provides substantially the same products and services as the North America Operation to dealer-partners located in the United Kingdom and Ireland. In 2001, the Company stopped originating automobile loans in Ireland. The Automotive Leasing Operation provided a leasing program to automobile dealer-partners located in the United States and Canada. In early 2002, the Company elected to discontinue originating automobile leases. The credit reporting and auction services businesses, which were sold in 1999, do not constitute reportable operating segments as they do not meet the quantitative thresholds prescribed by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and have therefore been disclosed in the "all other" category in the following table.

MEASUREMENT

     The Company allocates resources to and evaluates the performance of its segments primarily based on finance charge revenue, lease revenue, other revenue, segment earnings or (loss) before interest and taxes ("EBIT") and segment assets. The table below presents this information for each reportable segment (in thousands):

                                                 NORTH       UNITED      AUTOMOTIVE                   TOTAL
                                                AMERICA      KINGDOM      LEASING      ALL OTHER     COMPANY
                                               OPERATION    OPERATION    OPERATION     OPERATION    OPERATION
                                               ---------    ---------    ----------    ---------    ---------
Year Ended December 31, 2001
  Finance charges..........................    $ 68,293     $ 20,078      $    --       $   --      $ 88,371
  Lease revenue............................          --           --       21,853           --        21,853
  Other revenue............................      31,202        4,535        1,295           --        37,032
  EBIT.....................................      51,245       12,549         (729)          --        63,065
  Segment assets...........................     695,166      163,722        2,546           --       861,434
Year Ended December 31, 2000
  Finance charges..........................    $ 61,913     $ 17,746      $    --       $   --      $ 79,659
  Lease revenue............................          --           --       13,019           --        13,019
  Other revenue............................      27,233        3,201          651           15        31,100
  EBIT.....................................      43,153        8,710          590          (33)       52,420
  Segment assets...........................     469,294      158,833       42,907           --       671,034
Year Ended December 31, 1999
  Finance charges..........................    $ 62,568     $ 13,787      $    --       $   --      $ 76,355
  Lease revenue............................          --           --        1,034           --         1,034
  Other revenue............................      28,623        3,149           --        6,894        38,666
  EBIT.....................................      (3,519)       5,200         (765)         (67)          849
  Segment assets...........................     516,735      129,813       10,117          920       657,585

(13) BUSINESS SEGMENT INFORMATION -- (CONCLUDED)

     The Company operates primarily in the United States and the United Kingdom (excluding Ireland). The table below presents the key financial information by geographic location (in thousands):

                                            UNITED      UNITED                   TOTAL
                                            STATES     KINGDOM     ALL OTHER    COMPANY
                                           --------    --------    ---------    --------
Year Ended December 31, 2001
  Finance charges......................    $ 66,231    $ 19,299     $ 2,841     $ 88,371
  Lease revenue........................      20,248          --       1,605       21,853
  Other revenue........................      32,092       4,377         563       37,032
  EBIT.................................      49,291      12,631       1,143       63,065
  Total assets.........................     677,234     151,915      32,285      861,434
Year Ended December 31, 2000
  Finance charges......................    $ 60,412    $ 17,572     $ 1,675     $ 79,659
  Lease revenue........................      13,019          --          --       13,019
  Other revenue........................      27,600       3,157         343       31,100
  EBIT.................................      43,114       8,696         610       52,420
  Total assets.........................     497,946     155,881      17,207      671,034
Year Ended December 31, 1999
  Finance charges......................    $ 61,496    $ 13,554     $ 1,305     $ 76,355
  Lease revenue........................       1,034          --          --        1,034
  Other revenue........................      35,365       3,106         195       38,666
  EBIT.................................      (4,670)      4,999         520          849
  Total assets.........................     518,220     128,535      10,830      657,585

INFORMATION ABOUT PRODUCTS AND SERVICES

     The Company manages its product and service offerings primarily through those reportable segments. Therefore, pursuant with the provisions of SFAS 131, no enterprise-wide disclosures of information about products and services are necessary.

MAJOR CUSTOMERS

     The Company did not have any customer which provided 10% or more of the Company's revenue during 2001, 2000 or 1999. However, during 2001, two dealer-partner groups in the United Kingdom accounted for approximately 66.1% of new loans accepted by the United Kingdom Operation.

(14) LITIGATION AND CONTINGENT LIABILITIES

     In the normal course of business and as a result of the consumer-oriented nature of the industry in which the Company operates, industry participants are frequently subject to various consumer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth in lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations. The Company, as the assignee of automobile loans originated by dealer-partners, may also be named as a co-defendant in lawsuits filed by consumers principally against dealer-partners. Many of these cases are filed as purported class actions and seek damages in large dollar amounts.

     The Company believes that the structure of its dealer-partner programs and ancillary products, including the terms and conditions of its servicing agreement, may mitigate its risk of loss in any such litigation and that it has taken prudent steps to address the litigation risks associated with its business activities.

(14) LITIGATION AND CONTINGENT LIABILITIES -- (CONCLUDED)

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

     On August 4, 1998, the District Court granted partial summary judgment on liability in favor of the plaintiffs on the interest overcharge claims based upon the District Court's finding of certain violations but denied summary judgment on certain other claims. The District Court also entered a number of permanent injunctions, which among other things, restrained the Company from collecting on certain class accounts. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable, the Company appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit. Oral argument on the appeals was heard on April 19, 1999. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit overturned the August 4, 1998 partial summary judgment order and injunctions against the Company. The Court of Appeals held that the District Court lacked jurisdiction over the interest overcharge claims and directed the District Court to sever those claims and remand them to state court. On February 18, 2000, the District Court entered an order remanding the post-maturity interest class to Missouri state court while retaining jurisdiction on the official fee class. The Company then filed a motion requesting that the District Court reconsider that portion of its order of August 4, 1998, in which the District Court had denied the Company's motion to dismiss the federal official fee overcharge claims. On May 26, 2000, the District Court entered an order dismissing the federal official fee claims against the Company and directed the Clerk of the Court to remand the remaining state law official fee claims to the appropriate state court. On September 18, 2001, the Circuit Court of Jackson County, Missouri mailed an order assigning this matter to a judge. The Company will continue its vigorous defense of all remaining claims. However, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

     The Company is currently a defendant in a class action proceeding which is pending in the Superior Court for the Judicial District of Waterbury Connecticut. Though the case was commenced on July 16, 1999, a class was not certified until May 15, 2001. The class is composed of all Connecticut residents whose vehicles were repossessed by the Company between August 5, 1993 and October 31, 1998. The plaintiffs allege that the Company failed to provide consumers with adequate notice of their rights to redeem the vehicle after repossession and are seeking money damages for such failure. On September 19, 2001, the parties reached an agreement in principle to settle the action. Subsequent to year-end, the Court entered an order approving the settlement. The settlement will not have a material impact on the Company's financial position, liquidity and results of operations.

     The Company has reached an agreement with the Internal Revenue Service as the result of an examination of its tax years ended December 31, 1993, 1994 and 1995. This agreement requires changes in some tax accounting methods with respect to the timing of income recognition. The Company has filed amended returns for the tax years ended December 31, 1996, 1997, 1998 and 1999 utilizing or employing the new methods. Pursuant to the agreement and the filed amended returns, the Company has recorded an additional current tax liability and a reduction to its deferred tax liability of $3.5 million. The agreement also requires the Company to recognize interest income and interest expense for the years in question. No interest amounts have been recorded, as the amounts and timing of such items cannot be determined at this time.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly financial position and results of operations for the years ended December 31, 2001 and 2000. Certain amounts have been reclassified to conform to the 2001 presentation.

                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            2001
                                                        --------------------------------------------
                                                         1ST Q       2ND Q       3RD Q       4TH Q
                                                        --------    --------    --------    --------
BALANCE SHEETS
Automobile loans receivable, net....................    $618,473    $673,136    $736,166    $757,286
Floor plan receivables..............................       6,987       6,188       6,727       6,446
Notes receivable....................................       9,536      11,057      11,462      11,167
Investment in operating leases, net.................      47,605      47,540      45,197      42,774
All other assets....................................      65,157      44,935      67,265      43,761
                                                        --------    --------    --------    --------
     Total assets...................................    $747,758    $782,856    $866,817    $861,434
                                                        ========    ========    ========    ========
Total debt..........................................    $188,064    $196,403    $230,996    $202,529
Dealer holdbacks, net...............................     248,985     269,585     301,542     315,393
Other liabilities...................................      47,038      47,223      53,271      55,073
                                                        --------    --------    --------    --------
     Total liabilities..............................     484,087     513,211     585,809     572,995
Shareholders' equity................................     263,671     269,645     281,008     288,439
                                                        --------    --------    --------    --------
     Total liabilities and shareholders' equity.....    $747,758    $782,856    $866,817    $861,434
                                                        ========    ========    ========    ========
INCOME STATEMENTS
Revenue:
  Finance charges...................................    $ 20,189    $ 22,091    $ 22,918    $ 23,173
  Lease revenue.....................................       5,067       5,573       5,728       5,485
  Other income......................................       9,483       9,646       8,180       9,723
                                                        --------    --------    --------    --------
     Total revenue..................................      34,739      37,310      36,826      38,381
                                                        --------    --------    --------    --------
Costs and expenses:
  Selling, general and administrative...............      15,017      15,639      15,547      13,551
  Provision for credit losses.......................       3,015       2,705       2,632       3,563
  Depreciation of leased assets.....................       2,929       3,169       3,172       3,215
  Interest..........................................       3,805       4,016       3,887       2,980
                                                        --------    --------    --------    --------
     Total costs and expenses.......................      24,766      25,529      25,238      23,309
                                                        --------    --------    --------    --------
Operating income....................................       9,973      11,781      11,588      15,072
  Foreign exchange gain (loss)......................           7         (39)         (6)          1
                                                        --------    --------    --------    --------
Income before income taxes..........................       9,980      11,742      11,582      15,073
  Provision for income taxes........................       3,391       4,013       3,937       7,833
                                                        --------    --------    --------    --------
Net income..........................................    $  6,589    $  7,729    $  7,645    $  7,240
                                                        ========    ========    ========    ========
Net income per common share:
  Basic.............................................    $   0.16    $   0.18    $   0.18    $   0.17
                                                        ========    ========    ========    ========
  Diluted...........................................    $   0.15    $   0.18    $   0.18    $   0.17
                                                        ========    ========    ========    ========
Weighted average shares outstanding:
  Basic.............................................      42,442      42,020      41,997      42,105
  Diluted...........................................      42,852      42,752      43,595      43,536

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

(15) QUARTERLY FINANCIAL DATA (UNAUDITED) -- (CONCLUDED)

                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            2000
                                                        --------------------------------------------
                                                         1ST Q       2ND Q       3RD Q       4TH Q
                                                        --------    --------    --------    --------
BALANCE SHEETS
Automobile loans receivable, net....................    $575,920    $570,971    $567,089    $564,260
Floor plan receivables..............................      12,121       9,825      10,995       8,106
Notes receivable....................................       4,697       5,193       5,333       6,985
Investment in operating leases, net.................      21,835      32,845      38,760      42,921
All other assets....................................      53,097      54,382      53,127      48,762
                                                        --------    --------    --------    --------
     Total assets...................................    $667,670    $673,216    $675,304    $671,034
                                                        ========    ========    ========    ========
Total debt..........................................    $161,510    $169,966    $166,836    $156,673
Dealer holdbacks, net...............................     209,067     209,238     211,579     214,468
Other liabilities...................................      34,783      35,621      38,701      37,667
                                                        --------    --------    --------    --------
     Total liabilities..............................     405,360     414,825     417,116     408,808
Shareholders' equity................................     262,310     258,391     258,188     262,226
                                                        --------    --------    --------    --------
     Total liabilities and shareholders' equity.....    $667,670    $673,216    $675,304    $671,034
                                                        ========    ========    ========    ========
INCOME STATEMENTS
Revenue:
  Finance charges...................................    $ 20,017    $ 20,282    $ 20,206    $ 19,154
  Lease revenue.....................................       1,455       3,361       3,812       4,391
  Other income......................................       7,995       7,565       7,156       8,384
                                                        --------    --------    --------    --------
     Total revenue..................................      29,467      31,208      31,174      31,929
                                                        --------    --------    --------    --------
Costs and expenses:
  Selling, general and administrative...............      13,289      13,401      12,613      13,789
  Provision for credit losses.......................       2,447       2,576       3,074       3,154
  Depreciation of leased assets.....................         818       1,555       2,141       2,490
  Interest..........................................       4,193       4,167       4,119       3,952
                                                        --------    --------    --------    --------
     Total costs and expenses.......................      20,747      21,699      21,947      23,385
                                                        --------    --------    --------    --------
Operating income....................................       8,720       9,509       9,227       8,544
  Foreign exchange gain (loss)......................         (14)        (66)         (5)         74
                                                        --------    --------    --------    --------
Income before income taxes..........................       8,706       9,443       9,222       8,618
  Provision for income taxes........................       2,980       3,290       3,118       2,951
                                                        --------    --------    --------    --------
Net income..........................................    $  5,726    $  6,153    $  6,104    $  5,667
                                                        ========    ========    ========    ========
Net income per common share:
  Basic.............................................    $   0.13    $   0.14    $   0.14    $   0.13
                                                        ========    ========    ========    ========
  Diluted...........................................    $   0.13    $   0.14    $   0.14    $   0.13
                                                        ========    ========    ========    ========
Weighted average shares outstanding:
  Basic.............................................      45,363      44,532      43,014      42,588
  Diluted...........................................      45,630      44,864      43,425      42,950

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1)  The following consolidated financial statements of the
             Company and Report of Independent Public Accountants are
             contained in "Item 8 -- Financial Statements and
             Supplementary Data."
             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
             Consolidated Financial Statements:
             -- Consolidated Balance Sheets as of December 31, 2001 and
                2000
             -- Consolidated Income Statements for the years ended
                December 31, 2001, 2000 and 1999
             -- Consolidated Statements of Cash Flows for the years ended
             December 31, 2001, 2000 and 1999
             -- Consolidated Statements of Shareholders' Equity for the
             years ended December 31, 2001, 2000 and 1999
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (2)  Financial Statement Schedules have been omitted because they are not applicable or are not required or the information
             required to be set forth therein is included in the
             Consolidated Financial Statements or Notes thereto.
        (3)  The Exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated
             herein by reference.
    (b)      The Company was not required to file a current report on
             Form 8-K during the quarter ended December 31, 2001 and none were filed during that period.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

                                          CREDIT ACCEPTANCE CORPORATION

                                          By:     /s/ BRETT A. ROBERTS
                                            ------------------------------------
                                                      Brett A. Roberts
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 28, 2002 on behalf of the registrant and in the capacities indicated.

                       SIGNATURE                                                 TITLE
                       ---------                                                 -----
                  /s/ BRETT A. ROBERTS                         Chief Executive Officer (Principal
--------------------------------------------------------       Executive Officer)
                    Brett A. Roberts

                  /s/ DOUGLAS W. BUSK                          Treasurer and Chief Financial Officer
--------------------------------------------------------       (Principal Financial and Accounting
                    Douglas W. Busk                            Officer)

                   /s/ HARRY E. CRAIG                          Director
--------------------------------------------------------
                     Harry E. Craig

                   /s/ DONALD A. FOSS                          Director and Chairman of the Board
--------------------------------------------------------
                     Donald A. Foss

                   /s/ SAM M. LAFATA                           Director
--------------------------------------------------------
                     Sam M. LaFata

                   /s/ DANIEL P. LEFF                          Director
--------------------------------------------------------
                     Daniel P. Leff

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

 EXHIBIT
   NO.                                      DESCRIPTION
---------                                   -----------
3(a)(1)        7    Articles of Incorporation, as amended July 1, 1997
3(b)           2    Bylaws of the Company, as amended
4(c)(11)      20    Amended and Restated Credit Agreement, dated as of June 11,
                    2001, among the Company, certain of the Company's
                    subsidiaries, Comerica Bank, as Administrative Agent and
                    Collateral Agent, and the banks signatory thereto
4(f)           9    Note Purchase Agreement dated July 7, 1998 among Kitty Hawk
                    Funding Corporation, CAC Funding Corp. and NationsBank, N.A.
4(f)(2)        9    Servicing Agreement dated July 7, 1998 between CAC Funding
                    Corp. and the Company
4(f)(3)        9    Contribution Agreement dated July 7, 1998 between the
                    Company and CAC Funding Corp.
4(f)(4)       12    Amendment No. 1 dated June 30, 1999 to Note Purchase
                    Agreement dated July 7, 1998 among Kitty Hawk Funding
                    Corporation, CAC Funding Corp., and NationsBank, N.A.
4(f)(6)       12    Amendment No. 1 dated June 30, 1999 to Contribution
                    Agreement dated July 7, 1998 between the Company and CAC
                    Funding Corp.
4(f)(8)       14    Amendment No. 2 dated December 15, 1999 to Note Purchase
                    Agreement dated July 7, 1998 among Kitty Hawk Funding
                    Corporation, CAC Funding Corp., and NationsBank, N.A.
4(f)(10)      14    Amendment No. 2 dated December 15, 1999 to Contribution
                    Agreement dated July 7, 1998 between the Company and CAC
                    Funding Corp.
4(f)(11)      17    Amendment No. 3 dated August 8, 2000 to Note Purchase
                    Agreement dated July 7, 1998 among Kitty Hawk Funding
                    Corporation, CAC Funding Corp., and NationsBank, N.A.
4(f)(12)      17    Amendment No. 3 dated August 8, 2000 to Contribution
                    Agreement dated July 7, 1998 between the Company and CAC
                    Funding Corp.
4(f)(14)      18    Amendment No. 4 dated March 12, 2001 to Note Purchase
                    Agreement dated July 7, 1998 among Kitty Hawk Funding
                    Corporation, CAC Funding Corp., and NationsBank, N.A.
4(f)(15)      18    Amendment No. 4 dated March 12, 2001 to Contribution
                    Agreement dated July 7, 1998 between the Company and CAC
                    Funding Corp.
4(f)(16)      20    Amendment No. 5 dated July 20, 2001 to Note Purchase
                    Agreement dated July 7, 1998 among Kitty Hawk Funding
                    Corporation, CAC Funding Corp., and Bank of America, N.A.
4(f)(17)      20    Amendment No. 6 dated July 20, 2001 to Note Purchase
                    Agreement dated July 7, 1998 among Kitty Hawk Funding
                    Corporation, CAC Funding Corp., and Bank of America, N.A.
4(f)(18)      20    Amended and Restated Security Agreement, dated July 20,
                    2001, among Kitty Hawk Funding Corporation, CAC Funding
                    Corp., the Company and Bank of America, N.A., individually and as Collateral Agent
4(f)(19)      20    Amendment No. 5 dated July 20, 2001 to Contribution
                    Agreement dated July 7, 1998 between the Company and CAC
                    Funding Corp.
4(f)(20)      22    Amendment No. 6 dated November 2, 2001 to Contribution
                    Agreement dated July 7, 1998 between the Company and CAC
                    Funding Corp.
4(f)(21)      22    Amendment No. 7 dated November 2, 2001 to Contribution
                    Agreement dated July 7, 1998 between the Company and CAC
                    Funding Corp.
4(f)(22)      22    Amendment No. 8 dated November 2, 2001 to Contribution
                    Agreement dated July 7, 1998 between the Company and CAC
                    Funding Corp.

 EXHIBIT
   NO.                                      DESCRIPTION
---------                                   -----------
4(f)(23)      22    Amendment No. 9 dated November 2, 2001 to Contribution
                    Agreement dated July 7, 1998 between the Company and CAC
                    Funding Corp.
4(f)(24)      22    Amendment No. 10 dated November 2, 2001 to Contribution
                    Agreement dated July 7, 1998 between the Company and CAC
                    Funding Corp.
4(f)(25)      22    Amendment No. 11 dated December 11, 2001 to Contribution
                    Agreement dated July 7, 1998 between the Company and CAC
                    Funding Corp.
4(f)(26)      22    Amendment No. 12 dated December 11, 2001 to Contribution
                    Agreement dated July 7, 1998 between the Company and CAC
                    Funding Corp.
4(f)(27)      22    Amendment No. 13 dated December 11, 2001 to Contribution
                    Agreement dated July 7, 1998 between the Company and CAC
                    Funding Corp.
4(f)(28)      22    Amendment No. 1 dated October 17, 2001 to Amended and
                    Restated Security Agreement dated July 20, 2001 among Kitty
                    Hawk Funding Corporation, CAC Funding Corp., the Company and
                    Bank of America, N.A.
4(f)(29)      22    Amendment No. 2 dated November 2, 2001 to Amended and
                    Restated Security Agreement dated July 20, 2001 among Kitty
                    Hawk Funding Corporation, CAC Funding Corp., the Company and
                    Bank of America, N.A.
4(f)(30)      22    Amendment No. 7 dated November 2, 2001 to Note Purchase
                    Agreement dated July 7, 1998 among Kitty Hawk Funding
                    Corporation, CAC Funding Corp., and Bank of America, N.A.
4(g)(2)       11    Intercreditor Agreement dated as of December 15, 1998 among
                    Comerica Bank, as Collateral Agent, and various lenders and note holders
4(g)(3)       11    Deed of Charge, dated December 17, 1998 between Comerica
                    Bank, as Collateral Agent, and the Company
4(g)(4)       20    Second Amended and Restated Security Agreement, dated June
                    11, 2001 between Comerica Bank, as Collateral Agent and the
                    Company
4(g)(5)       19    First Amendment dated as of March 30, 2001 to the
                    Intercreditor Agreement dated as of December 14, 1998 among
                    Comerica Bank, as Collateral Agent, and various lenders and note holders
4(g)(6)       21    First Amendment, dated September 7, 2001 to Second Amended and Restated Security Agreement, dated June 11, 2001 between
                    Comerica Bank, as Collateral Agent and the Company
4(i)          21    Security Agreement, dated September 7, 2001, between CAC of
                    Canada Limited and Comerica Bank
4(j)          21    Debenture, dated September 7, 2001, made by way of deed by
                    CAC Ireland Limited, in favor of Comerica Bank, as agent and security trustee
4(k)          21    Debenture, dated September 7, 2001, made by way of deed by
                    CAC UK Limited, in favor of Comerica Bank, as agent and
                    security trustee
4(l)          21    Debenture, dated September 7, 2001, made by way of deed by
                    CAC UK Funding Ltd., in favor of Comerica Bank, as agent and security trustee
4(m)          21    Assignation in Security, dated September 10, 2001, among
                    Credit Acceptance Corporation, CAC Nevada, Inc., CAC
                    Scotland and Comerica Bank, as collateral agent and trustee
4(n)          21    Deed of Charge, dated September 7, 2001 between Credit
                    Acceptance Corp., and Comerica Bank, as Collateral Agent,
                    with respect to the share capital of CAC Ireland Limited
NOTE:               Other instruments, notes or extracts from agreements
                    defining the rights of holders of long-term debt of the
                    Company or its subsidiaries have not been filed because (i)
                    in each case the total amount of long-term debt permitted
                    there under does not exceed 10% of the Company's
                    consolidated assets, and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the
                    Securities and Exchange Commission upon its request

 EXHIBIT
   NO.                                      DESCRIPTION
---------                                   -----------
10(d)(4)      14    Form of Addendum 3 to Servicing Agreement (Multiple Lots)
10(d)(7)      14    Servicing Agreement, including Addendum 1 and Addendum 2
                    dated June 1999
10(d)(8)      18    Servicing Agreement dated February 2001
10(f)(4)*     12    Credit Acceptance Corporation 1992 Stock Option Plan, as
                    amended and restated May 1999
10(g)(2)      19    Employment agreement for Keith P. McCluskey, Chief Marketing
                    Officer, dated April 19, 2001
10(o)(2)      10    Credit Acceptance Corporation Stock Option Plan for Dealers,
                    as amended and restated September 21, 1998
10(p)         22    Credit Acceptance Corporation Director Stock Option Plan
21(1)         22    Schedule of Credit Acceptance Corporation Subsidiaries
23(1)         22    Consent of Deloitte and Touche LLP

 * Management compensatory contracts and arrangements.

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

18 Previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 2000, and incorporated herein by reference.

19 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.

20 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001, and incorporated herein by reference.

21 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2001, and incorporated herein by reference.

22 Filed herewith.