Form 10-Q
period 2002-03-31
CREDIT ACCEPTANCE CORPORATION
filed 2002-05-15
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


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

The number of shares outstanding of Common Stock, par value $.01, on May 1, 2002 was 42,515,649.

                                TABLE OF CONTENTS


                         PART I. - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Income Statements -
               Three months ended March 31, 2002 and March 31, 2001         1

            Consolidated Balance Sheets -
               As of March 31, 2002 and December 31, 2001                   2

            Consolidated Statements of Cash Flows -
               Three months ended March 31, 2002 and March 31, 2001         3

            Notes to Consolidated Financial Statements                      4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION        8
            AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS       21

                          PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  22

SIGNATURE                                                                  23

INDEX OF EXHIBITS                                                          24

EXHIBITS                                                                   25

                         PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)



(Dollars in thousands, except per share data)                             THREE MONTHS ENDED MARCH 31,
                                                                         -----------------------------
                                                                             2002              2001
                                                                         -----------       -----------
REVENUE:
   Finance charges                                                       $    24,479       $    20,189
   Lease revenue                                                               5,159             5,067
   Other income                                                                9,134             9,483
                                                                         -----------        ----------

        Total revenue                                                         38,772            34,739
                                                                         -----------        ----------
COSTS AND EXPENSES:
   Operating expenses                                                         15,922            15,017
   Provision for credit losses                                                 3,381             3,015
   Depreciation of leased assets                                               2,941             2,929
   Interest                                                                    2,305             3,805
                                                                         -----------        ----------

        Total costs and expenses                                              24,549            24,766
                                                                         -----------        ----------

Operating income                                                              14,223             9,973
   Foreign exchange gain                                                          17                 7
                                                                         -----------        ----------

Income before provision for income taxes                                      14,240             9,980
   Provision for income taxes                                                  7,926             3,391
                                                                         -----------        ----------

Net income                                                               $     6,314       $     6,589
                                                                         ===========        ==========
Net income per common share:
   Basic                                                                 $      0.15       $      0.16
                                                                         ===========        ==========
   Diluted                                                               $      0.15       $      0.15
                                                                         ===========        ==========
Weighted average shares outstanding:
   Basic                                                                  42,437,481        42,442,064
   Diluted                                                                43,497,889        42,851,520


                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


 (Dollars in thousands)                                                                         AS OF
                                                                                ----------------------------------------
                                                                                MARCH 31, 2002         DECEMBER 31, 2001
                                                                                --------------         -----------------
                               ASSETS:                                            (UNAUDITED)
   Cash and cash equivalents                                                      $    19,580              $   15,773
   Investments-- held to maturity                                                         176                     173

   Automobile loans receivable                                                        787,432                 762,031
   Allowance for credit losses                                                         (4,908)                 (4,745)
                                                                                  -----------              ----------
        Automobile loans receivable, net                                              782,524                 757,286
                                                                                  -----------              ----------

   Floor plan receivables                                                               5,774                   6,446
   Notes receivable                                                                    10,987                  11,167
   Investment in operating leases, net                                                 35,612                  42,774
   Property and equipment, net                                                         19,649                  19,646
   Other assets                                                                         5,428                   8,169
                                                                                  -----------              ----------
        Total Assets                                                              $   879,730              $  861,434
                                                                                  ===========              ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
   Lines of credit                                                                $    67,403              $   73,215
   Secured financing                                                                  108,364                 122,396
   Mortgage note                                                                        6,740                   6,918
   Accounts payable and accrued liabilities                                            37,412                  39,307
   Dealer holdbacks, net                                                              341,800                 315,393
   Deferred income taxes, net                                                          13,775                  10,668
   Income taxes payable                                                                 7,125                   5,098
                                                                                  -----------              ----------
        Total Liabilities                                                             582,619                 572,995
                                                                                  -----------              ----------

SHAREHOLDERS' EQUITY:
   Common stock                                                                           422                     422
   Paid-in capital                                                                    113,000                 109,000
   Retained earnings                                                                  191,470                 185,156
   Accumulated other comprehensive loss-cumulative translation
     adjustment                                                                        (7,781)                 (6,139)
                                                                                  -----------              ----------
        Total Shareholders' Equity                                                    297,111                 288,439
                                                                                  -----------              ----------
        Total Liabilities and Shareholders' Equity                                $   879,730              $  861,434
                                                                                  ===========              ==========


                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




(Dollars in thousands)                                                       THREE MONTHS ENDED MARCH 31,
                                                                             ----------------------------
                                                                                  2002             2001
                                                                              ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $   6,314        $   6,589
  Adjustments to reconcile cash provided by operating activities:
    Provision for credit losses                                                   3,381            3,015
    Depreciation                                                                    830            1,038
    Depreciation of leased assets                                                 2,941            2,929
    Provision (credit) for deferred income taxes                                  3,107             (496)
    Tax benefit from exercise of stock options                                      977                -
  Change in operating assets and liabilities:
    Accounts payable and accrued liabilities                                     (2,114)           5,716
    Income taxes payable                                                          2,027            3,641
    Income taxes receivable                                                           -              351
    Lease payment receivable                                                        394              (46)
    Unearned insurance premiums, insurance reserves and fees                       (330)             413
    Deferred dealer enrollment fees, net                                            219              453
    Other assets                                                                  2,741           (2,098)
                                                                              ---------        ---------
      Net cash provided by operating activities                                  20,487           21,505
                                                                              ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on automobile loans receivable                             94,532           87,652
  Advances to dealers                                                           (87,179)        (103,109)
  Payments of dealer holdbacks                                                   (7,776)          (6,576)
  Operating lease acquisitions                                                     (853)         (10,468)
  Deferred costs from lease acquisitions                                           (200)          (1,461)
  Operating lease liquidations                                                    3,422            3,127
  Decreases in floor plan receivables                                               668              607
  Decrease (increase) in notes receivable                                           180           (2,551)
  Purchases of property and equipment                                              (833)            (920)
                                                                              ---------        ---------
      Net cash provided by (used in) investing activities                         1,961          (33,699)
                                                                              ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under lines of credit, net                                          (5,812)         (43,974)
  Proceeds from secured financings                                               28,552           97,068
  Repayments of secured financings                                              (42,584)         (21,538)
  Repayment of senior notes and mortgage note                                      (178)            (165)
  Repurchase of common stock                                                          -           (1,777)
  Proceeds from stock options exercised                                           3,023               62
                                                                              ---------        ---------
      Net cash provided by (used in) financing activities                       (16,999)          29,676
                                                                              ---------        ---------
      Effect of exchange rate changes on cash                                    (1,642)          (3,429)
                                                                              ---------        ---------
Net increase in cash and cash equivalents                                         3,807           14,053
  Cash and cash equivalents, beginning of period                                 15,773           21,316
                                                                              ---------        ---------
  Cash and cash equivalents, end of period                                    $  19,580        $  35,369
                                                                              =========        =========


                          CREDIT ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       ACCOUNTING STANDARDS

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and elements of APB 30, "Reporting the Results of Operations -- Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions". The main objective of this statement is to resolve implementation issues related to SFAS No. 121 by clarifying certain of its provisions. SFAS No. 144 removes goodwill from the scope of SFAS No. 121 and establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities. Other provisions of the statement include more stringent requirements for classifying assets available for disposal and expanding the scope of activities that will require discontinued operations reporting. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Effective in 2001, the Company adopted SFAS No. 144, which resulted in a $725,000 pre-tax impairment charge to the operating expense line of the consolidated income statement. This charge was primarily for leasing software development costs impaired due to management's decision to discontinue originating leases in the first quarter of 2002.

3.       AUTOMOBILE LOANS RECEIVABLE

         Automobile loans receivable consisted of the following (in thousands):


                                                                                     AS OF
                                                                       -------------------------------------
                                                                     MARCH 31, 2002        DECEMBER 31, 2001
                                                                     --------------        -----------------
                                                                       (UNAUDITED)
Gross automobile loans receivable                                      $   937,632             $   906,808
Unearned finance charges                                                  (144,286)               (138,533)
Unearned insurance premiums, insurance reserves and fees                   (5,914)                 (6,244)
                                                                       -----------             -----------
Automobile loans receivable                                            $   787,432             $   762,031
                                                                       ===========             ===========

Non-accrual automobile loans                                           $   187,650             $   181,759
                                                                       ===========             ===========

Non-accrual automobile loans as a percent of total
          gross automobile loans                                              20.0%                  20.0%
                                                                       ===========             ===========


3.       AUTOMOBILE LOANS RECEIVABLE (CONCLUDED)

A summary of changes in gross automobile loans receivable is as follows (in thousands):


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                           -----------------------------
                                                                              2002              2001
                                                                           -----------       -----------
                                                                                     (UNAUDITED)
Balance, beginning of period                                               $   906,808       $   674,402
Gross amount of automobile loans accepted                                      192,081           211,026
Legal and repossession fees                                                      6,330             6,311
Cash collections on automobile loans accepted                                 (121,410)         (107,120)
Charge-offs                                                                    (41,835)          (32,809)
Currency translation                                                            (4,342)          (10,280)
                                                                           -----------       -----------
Balance, end of period                                                     $   937,632       $   741,530
                                                                           ===========       ===========



A summary of the allowance for credit losses is as follows (in thousands):

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                           -----------------------------
                                                                              2002              2001
                                                                           -----------       -----------
                                                                                     (UNAUDITED)
Balance, beginning of period                                               $     4,745       $     4,640
Provision for loan losses                                                          460                 -
Charge-offs                                                                       (272)             (799)
Currency translation                                                               (25)              (44)
                                                                           -----------       -----------
Balance, end of period                                                     $     4,908       $     3,797
                                                                           ===========       ===========


4.       INVESTMENT IN OPERATING LEASES

The composition of net investment in operating leases consisted of the following (in thousands):


                                                                                AS OF
                                                                -----------------------------------------
                                                                MARCH 31, 2002          DECEMBER 31, 2001
                                                                --------------          -----------------
                                                                  (UNAUDITED)
Gross leased assets                                               $    44,011              $    50,054
Accumulated depreciation                                              (12,095)                 (11,657)
Gross deferred costs                                                    5,996                    6,831
Accumulated amortization of deferred costs                             (2,803)                  (2,786)
Lease payments receivable                                               2,914                    3,308
                                                                  -----------              -----------
Investment in operating leases                                         38,023                   45,750
Less: Allowance for lease vehicle losses                               (2,411)                  (2,976)
                                                                  -----------              -----------
Investment in operating leases, net                               $    35,612              $    42,774
                                                                  ===========              ===========

4.       INVESTMENT IN OPERATING LEASES (CONCLUDED)

A summary of changes in the investment in operating leases is as follows (in thousands):


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                               2002              2001
                                                                            ----------        ----------
                                                                                    (UNAUDITED)
Balance, beginning of period                                                $   45,750        $   44,944
Gross operating leases originated                                                1,053            11,929
Depreciation and amortization of operating leases                               (2,941)           (2,929)
Lease payments due                                                               4,982             5,103
Collections on operating leases                                                 (4,644)           (4,516)
Charge-offs                                                                       (732)             (541)
Operating lease liquidations                                                    (5,430)           (4,200)
Currency translation                                                               (15)              (70)
                                                                            ----------        ----------
Balance, end of period                                                      $   38,023        $   49,720
                                                                            ==========        ==========


A summary of the allowance for lease vehicle losses (in thousands):


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                               2002              2001
                                                                            ----------        ----------
                                                                                    (UNAUDITED)
Balance, beginning of period                                                $    2,976        $    2,023
Provision for lease vehicle losses                                               1,459             1,235
Charge-offs
                                                                                (2,024)           (1,143)
                                                                            ----------        ----------
Balance, end of period                                                      $    2,411        $    2,115
                                                                            ==========        ==========



5.       DEALER HOLDBACKS AND RESERVE FOR ADVANCE LOSSES

Dealer holdbacks consisted of the following (in thousands):


                                                                                 AS OF
                                                                 ------------------------------------------
                                                                 MARCH 31, 2002           DECEMBER 31, 2001
                                                                 --------------           -----------------
                                                                   (UNAUDITED)
Dealer holdbacks                                                   $   746,697               $   721,365
Less: advances (net of reserve of $10,009 and $9,161
  at March 31, 2002 and December 31, 2001, respectively)              (404,897)                 (405,972)
                                                                   -----------               -----------
Dealer holdbacks, net                                              $   341,800               $   315,393
                                                                   ===========               ===========

5.       DEALER HOLDBACKS AND RESERVE FOR ADVANCE LOSSES (CONCLUDED)

A summary of the change in the reserve for advance losses (classified with net dealer holdbacks in the accompanying balance sheets) is as follows (in thousands):

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                               2002              2001
                                                                            ----------        ----------
                                                                                     (UNAUDITED)
Balance, beginning of period                                                $    9,161        $    6,788
Provision for advance losses                                                     1,462             1,780
Charge-offs                                                                       (565)           (1,200)
Currency translation                                                               (49)             (116)
                                                                            ----------        ----------
Balance, end of period                                                      $   10,009        $    7,252
                                                                            ==========        ==========


6.       NET INCOME PER SHARE

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

7.       RELATED PARTY TRANSACTIONS

         In the normal course of its business, the Company regularly accepts assignments of automobile loans originated by affiliated dealer-partners owned by the Company's: (i) majority shareholder and Chairman; and (ii) President. Automobile loans accepted from these affiliated dealer-partners were approximately $6.2 million or 3.2% of total automobile originations for the quarter ended March 31, 2002 and $5.7 million or 2.7% of total automobile originations for the same period in 2001. Automobile loans receivable from affiliated dealer-partners represented approximately 2.5% and 2.1% of the gross automobile loans receivable balance as of March 31, 2002 and 2001, respectively. The Company accepts automobile loans from affiliated dealer-partners and nonaffiliated dealer-partners on the same terms. Based upon management's analysis, the average return on capital on the business originated by affiliated dealer-partners is currently higher than the average return on capital for non-affiliated dealer-partners. Affiliated dealer-partners' advances were $10.0 million or 2.1% of total advances and $8.3 million or 2.0% of total advances as of March 31, 2002 and 2001, respectively.

         The Company receives interest income and fees from: (i) a working capital loan to the Company's majority shareholder and Chairman with a balance of zero and $25,000 as of March 31, 2002 and 2001, respectively; and (ii) a note receivable of $1.5 million and $936,000 as of March 31, 2002 and 2001, respectively, from the Company's President. Total income earned on the note receivable and working capital loan was $19,000 for the quarter ended March 31, 2002 and $12,000 for the same period in 2001.

8.       INCOME TAXES

         The Company's effective tax rate was 55.7% for the quarter ended March 31, 2002 compared to 34.0% for the same period in 2001. This increase is primarily due to the amount recorded in the quarter ended March 31, 2002, for additional income taxes that would be due upon the repatriation of the cumulative undistributed earnings of the Company's United Kingdom business unit. This was partially offset by a change in estimate for state income tax owed as a result of the re-characterization of income due to an Internal Revenue Service examination.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

9.       BUSINESS SEGMENT INFORMATION

         The Company is organized into three primary business segments: the North America Operation ("North America"), the United Kingdom Operation ("United Kingdom") and the Automobile Leasing Operation ("Automobile Leasing"). Selected segment information is set forth below (in thousands):

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                               2002              2001
                                                                            ----------        ----------
                                                                                    (UNAUDITED)
Revenue:
   North America                                                            $   27,963        $   23,259
   United Kingdom                                                                5,319             6,107
   Automobile Leasing                                                            5,490             5,373
                                                                            ----------        ----------
     Total revenue                                                          $   38,772        $   34,739
                                                                            ==========        ==========
Earnings before provision for income taxes:
   North America                                                            $   13,371        $    8,627
   United Kingdom                                                                1,714             2,485
   Automobile Leasing                                                             (845)           (1,132)
                                                                            ----------        ----------
     Total earnings before provision for income taxes                       $   14,240        $    9,980
                                                                            ==========        ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         The Company has changed its approach this quarter for presenting Management's Discussion and Analysis. The Company's presentation of financial results and subsequent analysis is based on analyzing the income statement as a percentage of capital invested. Since early 2000 the Company has internally viewed its business results in this manner and believes it allows for a more transparent and simplified presentation. The Company's prospects for the future will depend on its ability to increase the return on capital, and the amount of capital invested per share, while maintaining an appropriate balance between equity and debt. The following presentation and analysis is intended to clearly report the Company's results in these terms. The results of operations are disclosed "As Reported" in the Company's Consolidated Income Statements and "As Adjusted" with certain adjustments as described in notes 1 and 2 to the tables. Management's discussion focuses on the adjusted results of operations.

Consolidated


                                                               AS REPORTED                                  AS ADJUSTED
                                                    ----------------------------------        ------------------------------------
(Annualized percentage of average capital and               THREE MONTHS ENDED                          THREE MONTHS ENDED
     dollars in thousands, except per share data)                MARCH 31,                                   MARCH 31,
                                                    ----------------------------------        ------------------------------------
                                                        2002                  2001                2002 (1)               2001 (2)
                                                    ------------          ------------        --------------          ------------
REVENUE:
Finance charges                                             20.2%                 18.8%                 19.3%                 18.0%
Lease revenue                                                4.2                   4.7                   4.1                   4.5
Other income                                                 7.5                   8.8                   7.2                   8.5
                                                    ------------          ------------        --------------          ------------
     Total revenue                                          31.9                  32.3                  30.6                  31.0


COSTS AND EXPENSES:
Operating expenses                                          13.1                  14.0                  12.6                  13.4
Provision for credit losses                                  2.8                   2.8                   2.7                   2.7
Depreciation of leased assets                                2.4                   2.7                   2.3                   2.6
Interest                                                     1.9                   3.5                   1.8                   3.4
                                                    ------------          ------------        --------------          ------------
     Total costs and expenses                               20.2                  23.0                  19.4                  22.1
                                                    ------------          ------------        --------------          ------------
Operating income                                            11.7                   9.3                  11.2                   8.9
Foreign exchange gain                                          -                     -                     -                     -
                                                    ------------          ------------        --------------          ------------
Income before provision for income taxes                    11.7                   9.3                  11.2                   8.9
Provision for income taxes                                   6.5                   3.2                   4.0                   3.2
                                                    ------------          ------------        --------------          ------------
Net income                                                   5.2%                  6.1%                  7.2%                  5.7%
                                                    ============          ============        ==============          ============
Interest expense after-tax                                   1.2%                  2.3%                  1.2%                  2.2%
                                                    ------------          ------------        --------------          ------------
Return on capital ("ROC") (3)                                6.4                   8.4                   8.4                   7.9
Weighted average cost of capital ("WACC") (4)                9.0                  10.1                   9.2                  10.1
                                                    ------------          ------------        --------------          ------------
Spread                                                     (2.6)%                (1.7)%                (0.8)%                (2.2)%
Average Capital (5)                                 $    484,960          $    428,944        $      505,913          $    447,287

Economic loss (6)                                   $     (3,147)               (1,769)                 (954)               (2,483)

Adjusted weighted average shares outstanding          43,497,889            42,851,520            47,336,090            47,123,792

Economic loss per share                             $      (0.07)         $      (0.04)         $      (0.02)         $      (0.05)


(1) The 2002 As Adjusted amounts reflect: (i) adjustments to the As Reported results that reverse two non-recurring items and (ii) adjustments for stock options (as described below under "Stock Options"). The first non-recurring item relates to an amount booked to record additional taxes that will be owed upon repatriation of currently undistributed earnings in the United Kingdom. The reversal reduces the provision for income taxes by $3,564,000 and decreases average capital by $2,670,000. The second non-recurring item relates to a change in estimate for state income tax owed as a result of the re-characterization of income as a result of an Internal Revenue Service examination. The reversal increases the provision for income taxes by $634,000 and operating expenses by $329,000. The adjustments for stock options reduce operating expenses by $307,000, increase the provision for income taxes by $107,000, increase average capital by the average cost of repurchased stock of $23,623,000 and increase the weighted average shares outstanding by 3,838,201.

(2) The 2001 As Adjusted amounts reflect: (i) an adjustment to the As Reported results increasing the provision for income taxes by $188,000 to reflect the first quarter 2001 portion of the United Kingdom tax adjustment and decreases average capital by $2,848,000; and (ii) adjustments for stock options (as described below under "Stock Options"), which increases average capital by the average cost of repurchased stock of $21,191,000 and increase the weighted average shares outstanding by 4,272,272.

(3) Return on capital is equal to net income plus interest expense after tax divided by average capital.

(4) Weighted average cost of capital is equal to the sum of: (i) the after-tax cost of debt multiplied by the ratio of average debt to average capital, plus (ii) the cost of equity multiplied by the ratio of average equity to average capital. The cost of equity is assumed to be equal to the 30-year Treasury bond rate plus 6% plus two times the Company's interest bearing debt to equity divided by 100. The As Adjusted column includes: (i) $23,623,000 and $21,191,000 added to reported shareholders' equity to reflect the average cost of stock options for the quarter ended March 31, 2002 and 2001, respectively, and (ii) a decrease of $2,670,000 and $2,848,000 to reported shareholder's equity to reflect the impact from United Kingdom tax adjustments for the quarter ended March 31, 2002 and 2001, respectively.

(5) Average capital is equal to the average amount of debt and equity during the period.

(6) Total economic loss equals the spread (ROC minus WACC) multiplied by average capital.

         The Company's economic loss, as adjusted, improved to ($954,000) for the quarter ending March 31, 2002 from ($2,483,000) for the same period in 2001. The improvement was due primarily to a reduction in the weighted average cost of capital and an improvement in the return on capital for the quarter ended March 31, 2002 compared to the same period in 2001.

         The Company's return on capital as defined above increased to 8.4% for the quarter ended March 31, 2002 from 7.9% for the same period in 2001. The improvement was primarily due to an increase in capital invested in North America, which generates the highest return on capital. In addition, the Company's return on capital increased due to an increase in the return on capital in North America, partially offset by a decrease in the return on capital in the United Kingdom. Refer to the North America and United Kingdom sections for additional information. The reduction in the weighted average cost of capital for the quarter ended March 31, 2002 compared to the same period in 2001 was primarily due to lower average interest rates on the Company's borrowings as a result of an overall reduction in market rates during the periods.

         The results of operations for the Company as a whole are attributable to changes described in the North America, United Kingdom, and Automobile Leasing business segments. The following discussion of the results of operations for interest expense is provided on a consolidated basis, as the explanation is not meaningful by business segment.

         Interest expense. Interest expense, as a percent of average capital, decreased to 1.8% for the quarter ended March 31, 2002 from 3.4% for the same period in 2001. The decrease in interest expense, as a percent of capital, is primarily the result of: (i) the decrease in the weighted average interest rate to 4.7% for the quarter ended March 31, 2002 from 9.5% for the same period in 2001, which was the result of a decrease in the average interest rate on the Company's variable rate debt, including the lines of credit and secured financing and the elimination of senior note debt; and (ii) the reduced impact of borrowing fees and costs on average interest rates due to higher average outstanding borrowings.

North America

                                                                 AS REPORTED                              AS ADJUSTED
                                                     ---------------------------------         --------------------------------
(Annualized percentage of average capital and             THREE MONTHS ENDED                           THREE MONTHS ENDED
     dollars in thousands, except per share data)              MARCH 31,                                    MARCH 31,
                                                     ---------------------------------         --------------------------------
                                                          2002                2001                2002 (1)          2001 (2)
                                                     ------------         ------------         -----------        -------------
REVENUE:
Finance charges                                             22.1%                20.3%                20.8%              19.0%
Other income                                                 8.9                 10.9                  8.4               10.1
                                                     -----------          -----------          -----------        -----------
     Total revenue                                          31.0                 31.2                 29.2               29.1

COSTS AND EXPENSES:
Operating expenses                                          14.1                 16.1                 13.3               15.0
Provision for credit losses                                  0.6                  0.5                  0.5                0.5
Interest                                                     1.5                  3.0                  1.4                2.8
                                                     -----------          -----------          -----------        -----------
     Total costs and expenses                               16.2                 19.6                 15.2               18.3
                                                     -----------          -----------          -----------        -----------
Operating income                                            14.8                 11.6                 14.0               10.8

Foreign exchange gain                                          -                    -                    -                  -
                                                     -----------          -----------          -----------        -----------
Income before provision for income taxes                    14.8                 11.6                 14.0               10.8
Provision for income taxes                                   4.5                  4.1                  5.0                3.8
                                                     -----------          -----------          -----------        -----------
Net income                                                  10.3%                 7.5%                 9.0%               7.0%
                                                     ===========          ===========          ===========        ===========
Interest expense after-tax                                   1.0%                 2.0%                 0.9%               1.9%
                                                     -----------          -----------          -----------        -----------
ROC                                                         11.3                  9.5                  9.9                8.9
                                                     -----------          -----------          -----------        -----------
WACC                                                         8.8                 10.1                  9.0               10.1
                                                     -----------          -----------          -----------        -----------
Spread                                                       2.5%                (0.6)%                0.9%              (1.2)%

Average capital                                      $   360,093          $   298,513          $   383,007        $   319,704

Economic profit (loss)                               $     2,299          $      (427)         $       903        $    (1,005)
Adjusted weighted average shares outstanding          43,497,889           42,851,520           47,336,090         47,123,792
Economic profit (loss) per share                     $      0.05          $     (0.01)         $      0.02        $     (0.02)


(1) The 2002 As Adjusted amounts reflect: (i) an adjustment to the As Reported results that reverses a non-recurring item and (ii) adjustments for stock options (as described below under "Stock Options"). The non-recurring item relates to a change in estimate for state income tax owed as a result of the re-characterization of income as a result of an Internal Revenue Service examination. The reversal increases the provision for income taxes by $634,000 and operating expenses by $329,000. The adjustments for stock options reduce operating expenses by $307,000, increase the provision for income taxes by $107,000, increase average capital by the average cost of repurchased stock of $22,914,000 and increase the weighted average shares outstanding by 3,838,201.

(2) The 2001 As Adjusted amounts reflect adjustments for stock options (as described below under "Stock Options"). The adjustments for stock options increase average capital by the average cost of repurchased stock of $21,191,000 and increase the weighted average shares outstanding by 4,272,272.

         Finance charges. Finance charges, as a percent of average capital, increased to 20.8% for the quarter ended March 31, 2002 from 19.0% for the same period in 2001. The increase was primarily due to (i) a reduction in the amount advanced to dealer-partners as a percent of the gross contract amount; and (ii) a decline in the percent of non-accrual loans to 18.8% for the quarter ended March 31, 2002 from 19.0% for the same period in 2001.

         Other income. Other income, as a percent of average capital, decreased to 8.4% for the quarter ended March 31, 2002 from 10.1% for the same period in 2001. This decrease is due to a decrease in: (i) revenue from secured lines of credit offered to certain dealer-partners. The Company began to reduce its investment in this product in the third quarter of 2001; (ii) premiums earned on the Company's credit life insurance programs; and (iii) premiums earned on the Company's collateral protection program, which was discontinued in April 2001. These decreases were partially offset by an increase in revenue from fees paid by dealer-partners for the use of the Company's internet origination system.

         Operating expenses. Operating expenses, as a percent of average capital, decreased to 13.3%, for the quarter ended March 31, 2002 from 15.0% for the same period in 2001. This decrease is primarily due to a reduction in the provision for losses on secured line of credit loans. In addition, the decrease was due to a re-characterization of the Company's revenue for state tax reporting purposes resulting in a decrease in state tax expenses which are classified as operating expenses and an increase in state tax expense classified under provision for income taxes. This decrease was partially offset by an increase in salaries and wages due to higher average wage rates.

         Provision for credit losses. Provision for credit losses, as a percent of average capital, remained consistent at 0.5% for the quarters ended March 31, 2002 and 2001. The provision for credit losses consists of two components: (i) a provision for losses on advances to dealer-partners that are not expected to be recovered through collections on the related automobile loan receivable portfolio; and (ii) a provision for earned but unpaid revenue on automobile loans which were transferred to non-accrual status during the period. The provision for losses on advances decreased, as a percent of average capital, due to a reduction in the amount advanced to dealer-partners as a percent of the gross contract amount. This decrease was offset by an increase in the provision required for earned but unpaid revenue.

         Provision for income taxes. The provision for income taxes, as a percent of average capital, increased to 5.0% for the quarter ended March 31, 2002 from 3.8% for the same period in 2001 as a result of: (i) an increase in pre-tax profitability for the quarter ended March 31, 2002 compared to the same period in 2001; and (ii) an increase in the effective tax rate to 35.9% for the quarter ended March 31, 2002 from 35.2% for the same period in 2001 as a result of a re-characterization of the Company's revenue for state tax reporting purposes.

         Return on capital. The return on capital increased to 9.9% for the quarter ended March 31, 2002 from 8.9% for the same period in 2001. This increase is primarily due to an increase in finance charge revenue, as a percent of average capital, as described above.

         Average capital. Average capital increased to $383.0 million for the quarter ended March 31, 2002 from $319.7 million for the same period in 2001, an increase of 19.8%. The increase is a result of increased loan origination volumes. While loan origination volumes were down 0.6% during the quarter ended March 31, 2002 compared to the same period of 2001, loan origination volumes increased significantly in 2001. The following is a summary of loan origination volumes over the past three years:

                                                                                        1ST QTR        1ST QTR
(Dollars in thousands)                      1999           2000            2001          2001           2002
                                          -----------   ----------      ---------      ----------     ---------
Originations                              $386,713       $384,743       $659,485       $175,669        174,543
Number of loans originated                  47,759         47,620         62,675         19,183         16,102

Dealer-partners:
   Number of active dealer-partners          1,236          1,202          1,170            886            681
   Loans per active dealer-partner            38.6           39.6           53.6           21.7           23.6
   Average loan size                           8.1            8.1           10.5            9.2           10.8


         The reduction in loan origination volume for the quarter ended March 31, 2002 is a result of an increased focus on improving the return on capital. The Company's financial goal is to maximize the amount of economic profit generated per share. The Company believes that in the short-term, this objective can best be achieved by first improving the return per dollar of capital invested. Once return on capital goals have been met, the Company will then focus on increasing the amount of capital invested through increasing the number of dealer-partners and the number of loans originated per dealer-partner. The Company's efforts to improve the return on capital have focused on increasing the spread between the advance rate (the amount advanced to dealer-partners as a percent of the total loan amount) and the forecasted collection rate (the amount the Company expects to collect on the loan).

United Kingdom

                                                                   AS REPORTED                            AS ADJUSTED
                                                          ------------------------------        ---------------------------------
(Annualized percentage of average capital and                   THREE MONTHS ENDED                     THREE MONTHS ENDED
     dollars in thousands, except per share data)                    MARCH 31,                              MARCH 31,
                                                          ------------------------------        ---------------------------------
                                                              2002               2001              2002 (1)           2001 (2)
                                                          ------------       -----------        --------------     --------------
REVENUE:
Finance charges                                                  20.3%              21.4%              20.7%              22.1%
Other income                                                      3.5                4.7                3.5                4.8
                                                           ----------         ----------         ----------         ----------
     Total revenue                                               23.8               26.1               24.2               26.9

COSTS AND EXPENSES:
Operating expenses                                                8.7                7.2                8.8                7.4
Provision for credit losses                                       6.0                5.9                6.1                6.1
Interest                                                          1.4                2.4                1.5                2.5
                                                           ----------         ----------         ----------         ----------
     Total costs and expenses                                    16.1               15.5               16.4               16.0
                                                           ----------         ----------         ----------         ----------
Operating income                                                  7.7               10.6                7.8               10.9
Provision for income taxes                                       18.6                3.2                2.8                4.1
                                                           ----------         ----------         ----------         ----------
Net income (loss)                                               (10.9)%              7.4%               5.0%               6.8%
                                                           ==========         ==========         ==========         ==========
Interest expense after-tax                                        0.9%              1.5 %               1.0%               1.6%
                                                           ----------         ----------         ----------         ----------
ROC                                                             (10.0)               8.9                6.0                8.4
WACC                                                              9.9               10.0               10.0               10.0
                                                           ----------         ----------         ----------         ----------
Spread                                                          (19.9)%             (1.1)%             (4.0)%             (1.6)%

Average capital                                           $    89,632        $    93,735        $    87,671        $    90,887

Economic loss                                             $    (4,469)       $      (243)       $      (872)       $      (374)
Adjusted weighted average shares outstanding               43,497,889         42,851,520         47,336,090         47,123,792
Economic loss per share                                   $     (0.10)       $     (0.01)       $     (0.02)       $     (0.01)



(1) The 2002 As Adjusted amounts reflect: (i) an adjustment to the As Reported results that reverse a non-recurring item and (ii) adjustments for stock options (as described below under "Stock Options"). The non-recurring item represents the amount booked to record additional taxes that will be owed upon repatriation of currently undistributed earnings in the United Kingdom. The reversal reduces the provision for income taxes by $3,564,000 and decreases average capital by $2,670,000. The adjustment for stock options increases average capital by the average cost of repurchased stock of $709,000 and increases the weighted average shares outstanding by 3,838,201.
(2) The 2001 As Adjusted amounts reflect: (i) an adjustment of $188,000 to the As Reported results that reflects the first quarter impact of the United Kingdom tax adjustment and (ii) adjustments for stock options (as described below under "Stock Options"). The tax adjustment decreases average capital by $2,848,000. The adjustment for stock options increases the weighted average shares outstanding by 4,272,272.

         Finance charges. Finance charges, as a percent of average capital, decreased to 20.7% for the quarter ended March 31, 2002 from 22.1% for the same period in 2001. This decrease is primarily due to an increase in the percent of non-accrual loans to 24.9% for the quarter ended March 31, 2002 from 19.2% for the same period in 2001.

         Other income. Other income, as a percent of average capital, decreased to 3.5% for the quarter ended March 31, 2002 from 4.8% for the same period in 2001. This decrease is due to a decrease in income under an ancillary products profit sharing agreement with an insurance provider.

         Operating Expenses. Operating expenses, as a percent of average capital, increased to 8.8% for the quarter ended March 31, 2002 from 7.4% for the same period in 2001. The increase was primarily due to an increase in costs related to new employee benefits offered. This increase is partially offset by a decrease in sales and marketing expenses due to a decrease in the size of the operation's sales force.

         Provision for credit losses. Provision for credit losses, as a percent of average capital, remained consistent at 6.1% for the quarters ended March 31, 2002 and 2001. The provision for credit losses consists of two components: (i) a provision for losses on advances to dealer-partners that are not expected to be recovered through collections on the related automobile loan receivable portfolio; and (ii) a provision for earned but unpaid revenue on automobile loans which were transferred to non-accrual status during the period.

         Provision for income taxes. The provision for income taxes, as a percent of average capital, decreased to 2.8% for the quarter ended March 31, 2002 from 4.1% for the same period in 2001 as a result of: (i) a decrease in pre-tax profitability for the quarter ended March 31, 2002 compared to the same period in 2001; and (ii) a decrease in the effective tax rate to 35.7% for the quarter ended March 31, 2002 from 37.5% for the same period in 2001 due to a restructuring of legal entities within this business segment.

         Return on capital. The return on capital decreased to 6.0% for the quarter ended March 31, 2002 from 8.4% for the same period in 2001. This decrease is primarily due to a reduction in finance charge revenue and an increase in operating expenses, as a percent of average capital, as described above.

         Average capital. Average capital decreased to $87.7 million for the quarter ended March 31, 2002 from $90.9 million for the same period in 2001, a decrease of 3.5%. The decrease in average capital is a result of decreased loan origination volumes. The following is a summary of loan origination volumes over the past three years:

                                                                                         1ST QTR       1ST QTR
(Dollars in thousands)                         1999           2000         2001           2001          2002
                                            ----------     ----------    ----------    ----------    ------------
Originations                                $121,999       $142,228       $122,817       $ 35,357       $ 17,538
Number of loans originated                     9,432         10,664          9,121          2,704          1,304

Dealer-partners:
 Number of active dealer-partners                196            205            215            148            106
 Loans per active dealer-partner                48.1           52.0           42.4           18.3           12.3
 Average loan size                          $   12.9       $   13.3       $   13.5       $   13.1       $   13.4

         The reduction in loan origination volume for the quarter ended March 31, 2002 is a result of the same strategy as described in the North America section.

Automobile Leasing

                                                                    AS REPORTED                              AS ADJUSTED
                                                       --------------------------------------   ------------------------------------
(Annualized percentage of average capital and                   THREE MONTHS ENDED                       THREE MONTHS ENDED
     dollars in thousands, except per share data)                    MARCH 31,                                MARCH 31,
                                                       --------------------------------------   ------------------------------------
                                                            2002                2001                 2002                2001
                                                       -----------------   ------------------   ------------------  ----------------
REVENUE:
Lease revenue                                                    58.6%               55.2%                58.6%               55.2%
Other income                                                      3.8                 3.2                  3.8                 3.2
                                                          ------------        ------------         ------------        -----------
     Total revenue                                               62.4                58.4                 62.4                58.4

COSTS AND EXPENSES:
Operating expenses                                               14.3                14.4                 14.3                14.4
Provision for credit losses                                      17.2                13.5                 17.2                13.5
Depreciation of leased assets                                    33.4                31.9                 33.4                31.9
Interest                                                          7.0                11.1                  7.0                11.1
                                                          ------------        ------------         ------------        -----------
     Total costs and expenses                                    71.9                70.9                 71.9                70.9
                                                          ------------        ------------         ------------        -----------

Operating loss                                                   (9.5)              (12.5)                (9.5)              (12.5)
Credit for income taxes                                          (3.3)               (4.3)                (3.3)               (4.3)
                                                          ------------        ------------         ------------        -----------
Net loss                                                         (6.2)%              (8.2)%               (6.2)%              (8.2)%
                                                          ============        ============         ============        ===========

Interest expense after-tax                                        4.5%                6.4%                 4.5%                6.4%
                                                          ------------        ------------         ------------        -----------
ROC                                                              (1.7)               (1.8)                (1.7)               (1.8)
WACC (1)                                                          9.4                10.2                  9.5                10.2
                                                          ------------        ------------         ------------        -----------
Spread                                                          (11.1)%             (12.0)%              (11.2)%             (12.0)%

Average capital                                           $    35,235         $    36,696          $    35,235         $    36,696

Economic loss                                             $      (977)        $    (1,099)         $      (985)        $    (1,104)
Adjusted weighted average shares outstanding (2)           43,497,889          42,851,520           47,336,090          47,123,792
Economic loss per share                                   $     (0.02)        $     (0.03)         $     (0.02)        $     (0.02)

(1) The As Adjusted weighted average cost of capital reflects the consolidated adjustments to average capital as described in the Consolidated results of operations discussion.

(2) The As Adjusted amounts reflect adjustments for stock options (as described below under "Stock Options"), which increase the weighted average shares outstanding by 3,838,201 and 4,272,272 as of March 31, 2002 and 2001,
     respectively.

         Lease revenue. Lease revenue, as a percent of average capital, increased to 58.6% for the quarter ended March 31, 2002 from 55.2% for the same period in 2001. The increase is primarily a result of an increase in the number of income producing leases as a percent of average capital.

         Other income. Other income, as a percent of capital, increased to 3.8% for the quarter ended March 31, 2002 from 3.2% for the same period in 2001. This increase is the result of an increase in revenue recognized relating to leases terminated before their maturity date.

         Operating expenses. Operating expenses, as a percent of average capital, decreased to 14.3% for the quarter ended March 31, 2002 from 14.4% for the same period in 2001. The decrease is primarily a result of a decrease in sales and marketing expenses due to the discontinuation of the leasing operation in January 2002. The decrease is partially offset by an increase in the provision for uncollectible receivables from dealer-partners for ancillary product charge backs on repossessed leased vehicles.

         Provision for credit losses. Provision for credit losses, as a percent of average capital, increased to 17.2% for the quarter ended March 31, 2002 from 13.5% for the same period in 2001. The increase in the provision was primarily due to an increase in the lease repossession rates for the Canadian lease business which was started in late 2000.

         Depreciation of leased assets. Depreciation of leased assets, including the amortization of indirect lease costs, is recorded on a straight-line basis to the residual value of leased vehicles over their scheduled lease terms. Depreciation expense, as a percent of average capital, increased to 33.4% for the quarter ended March 31, 2002 from 31.9% for the same period in 2001. The increase was proportional with the increase in lease revenue.

         Credit for income taxes. The credit for income taxes, as a percent of average capital, increased to (3.3%) for the quarter ended March 31, 2002 from (4.3%) for the same period in 2001 as a result of a reduction in the pre-tax loss for the quarter ended March 31, 2002 compared to the same period in 2001.

         Return on capital. The return on capital increased to (1.7%) for the quarter ended March 31, 2002 from (1.8%) for the same period in 2001. This increase is primarily due to an increase in lease revenue, as a percent of average capital, as described above.

         Average capital. Average capital decreased to $35.2 million for the quarter ended March 31, 2002 from $36.7 million for the same period in 2001. This decrease is the result of the Company's decision to stop originating automobile leases in January 2002.

STOCK OPTIONS

         In 1999, the Company began granting performance-based stock options to employees. Performance-based options are options that vest solely based on the achievement of performance targets, in the Company's case targets based on either earnings per share or economic profit. GAAP requires companies to expense performance-based options when it is likely that performance targets will be met and a measurement date can be established. The amount of the reported expense is the price of the Company's stock at the end of each reporting period less the exercise price of the options. The Company's non-performance options are not required to be expensed under GAAP.

         Regardless of the accounting, options represent a significant cost to shareholders. The true cost is the business value transferred to the employee in stock, less the exercise proceeds, a number that is difficult to calculate since it depends on when options are exercised and the future performance of the business. GAAP provides several alternatives for accounting for this cost. In the Company's opinion, none of these alternatives provide a method that accurately captures the true cost of options in all circumstances.

         Because the Company believes that accurately understanding and managing the cost of options is essential, over the last three years, the Company has developed the following practices regarding stock options:

     - When options are issued, the Company's general practice is to repurchase the same number of shares. Future options will not be granted unless shares have first been repurchased in the open market, and will have a strike price no less than the average price of the repurchased shares. For shareholders, the only impact of options therefore is the capital used to repurchase shares is no longer available to invest in income producing assets. This cost, the opportunity cost of the capital used to repurchase shares until the capital is returned upon option exercise, already reduces the Company's reported earnings.

     - Option grants are predominantly performance-based, with appropriately aggressive vesting targets. The Company believes that these options properly align the interests of management and shareholders by rewarding management only for exceptional business performance.

     - Starting for the quarter ended March 31, 2002, the calculation of economic profit (loss) includes three adjustments to the Company's results reported under GAAP to reflect the cost of options. First, to avoid double counting, the GAAP expense recorded for performance options is added back. Second, all options outstanding are included in the Company's fully diluted share base. Finally, economic profit (loss) includes a charge for the capital used to repurchase shares covering options grants. The Company's method of measuring options in the calculation of economic profit (loss) is conservative in two respects. First, the tax benefits of options have not been included in the Company's calculation. Because option expense is deducted for tax purposes upon exercise, more capital will be returned to the Company upon exercise than is invested in repurchased shares. Second, options may be cancelled due to turnover or the failure to meet performance targets. Cancellations will be factored in as they occur. One additional risk is assumed. Should options be issued and shares repurchased above intrinsic value, and the options subsequently expire unexercised, a loss equal to the amount paid above intrinsic value would be incurred.

         Since January 1, 1999 through May 1, 2002, 1,306,000 options have been issued, net of cancellations, compared with 4,652,000 shares repurchased in the amount of $26,445,000. Because of options granted prior to 1999, there are currently more options outstanding than repurchased shares. These uncovered options will be covered through future repurchases and the cost included in subsequent periods.

         The Company views options as a significant but necessary cost. In the Company's opinion, this cost is now accurately measured and charged to economic profit per share, the number on which the Company's management incentive compensation system is based. The Company believes the ability to measure the cost of options, combined with an incentive compensation system that includes this cost, enhances the probability that the Company's option program will produce favorable results for shareholders.

CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the reserve for advance losses, the allowance for credit losses, and the allowance for lease vehicle losses. Item 7 of the Company's Annual Report on Form 10-K discusses several critical accounting policies, which the Company believes involve a higher degree of judgment and complexity. There have been no material changes to that information during the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are cash flows from operating activities, principal collected on automobile loans receivable, borrowings under the Company's credit agreements and secured financings. The Company's principal need for capital has been to fund cash advances made to dealer-partners in connection with the acceptance of automobile loans, to pay dealer holdbacks to dealer-partners who have repaid their advance balances and to fund the origination of used vehicle leases.

         When borrowing to fund the operations of its foreign subsidiaries, the Company's policy is to borrow funds denominated in the currency of the country in which the subsidiary operates, thus mitigating the Company's exposure to foreign exchange fluctuations.

         The Company's cash flow requirements are dependent on future levels of automobile loan originations. In the first quarter 2002, the Company experienced a decrease in originations over the same period in 2001. This decrease is the result of the Company's increased focus on improving the return on capital. Once return on capital goals have been met, the Company will focus on increasing the amount of capital invested through increasing the number of dealer-partners and the number of loans originated per dealer-partner.

         The Company currently finances its operations through: (i) a bank line of credit facility; (ii) secured financings; and (iii) a mortgage note.

         Line of Credit Facility - At March 31, 2002, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 10, 2002, with a one-year term out option at the request of the Company provided that no event of default exists. The agreement provides that, at the

Company's discretion, interest is payable at either the eurodollar rate plus 140 basis points, or at the prime rate (4.75% as of March 31, 2002). The eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of advances to dealer-partners and leased vehicles (as reflected in the consolidated financial statements and related notes), less a hedging reserve (not exceeding $1,000,000), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay an annual agent's fee and a quarterly commitment fee of 0.60% on the amount of the commitment. In addition, when outstanding borrowings under the commitment exceed 50% of the amount of the commitment, the Company must pay a quarterly fee equal to 0.25% on the amount outstanding under the commitment. As of March 31, 2002, there was approximately $67.7 million outstanding under this facility. Since this credit facility expires on June 10, 2002, the Company will be required to renew the facility or refinance any amounts outstanding under this facility on or before such date. The Company believes that the $135.0 million credit facility will be renewed with similar terms and a similar commitment amount. The Company also maintains small lines of credit agreements in both the United Kingdom and Canada to fund daily cash requirements within these operations.

         Secured Financing - The Company's wholly-owned subsidiary, CAC Funding Corp. ("Funding"), has completed seven secured financing transactions with an institutional investor through March 31, 2002, two of which remain outstanding. The remaining secured financings include the July 23, 2001 and November 5, 2001 transactions, in which Funding received $61.0 million and $62.0 million in financing, respectively. In connection with these transactions, the Company contributed dealer-partner advances having a carrying amount of approximately $83.0 million and $96.0 million for the July 2001 and November 2001 secured financings, respectively, to Funding, which, in turn, pledged them as collateral to an institutional investor to secure loans that funded the purchase price of the dealer-partner advances. The proceeds of the secured financings were used by the Company to reduce outstanding borrowings under the Company's credit facility. The secured financings create loans for which Funding is liable and are non-recourse to the Company, even though Funding and the Company are consolidated for financial reporting purposes. Such loans bear interest at a floating rate equal to the commercial paper rate plus 50 basis points with a maximum of 7.5% and 6.5% for the July 23, 2001 and November 5, 2001 secured financings, respectively. As Funding is organized as a separate legal entity from the Company, assets of Funding (including the contributed dealer-partner advances) will not be available to satisfy the general obligations of the Company. Substantially all the assets of Funding have been encumbered to secure Funding's obligations to its creditors. In the six months following the July 2001 and the four months following the November 2001 financings, the Company and Funding received additional proceeds by having the Company contribute additional dealer-partner advances to Funding which could then be used by Funding as collateral to support additional borrowings. To the extent permitted by its creditors, Funding would be able to use the proceeds of borrowings to pay the purchase price of dealer-partner advances or to make advances or distributions to the Company. Such financings are secured by Funding's dealer-partner advances, Funding's rights to collections on the related automobile loans receivable and certain related assets up to the sum of Funding's dealer-partner advances and the Company's servicing fee. The Company receives a monthly servicing fee paid by the institutional investor equal to 6% and 8% of the collections on Funding's automobile loans receivable for the July 2001 and November 2001 secured financings, respectively. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of collections on the automobile loans receivable until Funding's underlying indebtedness is paid in full either through collections on the related automobile loans or through a prepayment of the indebtedness.

    As of March 31, 2002, the Company was informed that the institutional investor, which provided the Company's secured financings, would no longer provide the Company with future secured financings. Management does not believe that this decision will adversely impact future operations.

A summary of the secured financing transactions is as follows
(dollars in thousands):

                                                        Secured                                Balance as
                                                       Financing          Secured Dealer       Percent of
                                     Original          Balance at       Advance Balance at      Original
Issue Number      Close Date         Balance         March 31, 2002       March 31, 2002         Balance
-------------- ------------------ --------------- ------------------   --------------------   -------------
       1998-A          July 1998        $ 50,000       Paid in full           Paid in full          0.0%
       1999-A          July 1999          50,000       Paid in full           Paid in full          0.0
       1999-B      December 1999          50,000       Paid in full           Paid in full          0.0
       2000-A        August 2000          65,000       Paid in full           Paid in full          0.0
       2001-A         March 2001          97,100       Paid in full           Paid in full          0.0
       2001-B          July 2001          60,845            $46,569*               $79,987         76.5
       2001-C      November 2001          61,795             61,795**               86,533        100.0
                                  --------------- ------------------   --------------------
                                        $434,740           $108,364               $166,520
                                  =============== ==================   ====================

     * Bears an interest rate of 2.3% and is anticipated to fully amortize within 10 months as of March 31, 2002
     ** Bears an interest rate of 2.4% and is anticipated to fully amortize within 12 months as of March 31, 2002

         Mortgage Loan - The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. The loan matures on May 1, 2004 and requires monthly payments of $99,582, bearing interest at a fixed rate of 7.07%. The Company believes that the mortgage loan repayments can be made from cash resources available to the Company at the time such repayments are due.

         A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                                             PERIOD OF REPAYMENT
CONTRACTUAL OBLIGATIONS                            < 1 YEAR       1-3 YEARS      > 3 YEARS        TOTAL
                                                 ------------- ---------------  ------------   -------------
Secured financings                                $108,364        $     --        $     --        $108,364
Line of Credit                                      67,403              --              --          67,403
Mortgage Note                                          735           6,005              --           6,740
Non-cancelable operating lease obligations             607             949             497           2,053
                                                  --------        --------        --------        --------
     Total contractual cash obligations           $177,109        $  6,954        $    497        $184,560
                                                  ========        ========        ========        ========

         Repurchase and Retirement of Common Stock - In 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 1999. That program authorized the Company to purchase up to 1,000,000 common shares on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. On each of February 7, 2000, June 7, 2000, July 13, 2000 and November 10, 2000, the Company's Board of Directors authorized increases in the Company's stock repurchase program of an additional 1,000,000 shares. As of March 31, 2002, the Company has repurchased approximately 4.5 million shares of the 5.0 million shares authorized to be repurchased under this program at a cost of $23,623,000. The five million shares, which can be repurchased through the open market or in privately negotiated transactions, represent approximately 10.8% of the shares outstanding at the beginning of the program.

         Based upon anticipated cash flows, management believes that cash flows from operations, various financing alternatives available to the Company, and amounts available under its credit agreement will provide sufficient financing for debt maturities and for future operations. The Company's ability to borrow funds may be impacted by many economic and financial market conditions. If the various financing alternatives were to become limited or unavailable to the Company, the Company's operations could be materially and adversely affected.

FORWARD-LOOKING STATEMENTS

         The foregoing discussion and analysis contains a number of forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. These forward-looking statements represent the Company's outlook only as of the date of this report. While the Company believes that its forward-looking statements are reasonable, actual results could differ materially since the statements are based on the Company's current expectations, which are subject to risks and uncertainties. These risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including forms 8-K, 10-Q and 10-K, and include, among others, competition from traditional financing sources and from non-traditional lenders, unavailability of funding at competitive rates of interest, adverse changes in applicable laws and regulations, adverse changes in economic conditions, adverse changes in the automobile or finance industries or in the non-prime consumer finance market, the Company's ability to maintain or increase the volume of automobile loans, the Company's potential inability to accurately forecast and estimate future collections and historical collection rates, the Company's potential inability to accurately estimate the residual values of the lease vehicles, an increase in the amount or severity of litigation against the Company, the loss of key management personnel, and the Company's ability to continue to obtain third party financing on favorable terms.

         Other factors not currently anticipated by management may also materially and adversely affect the Company's results of operations. The Company does not undertake, and expressly disclaim any obligation, to update or alter its forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2001 Annual Report on Form 10-K.

                          PART II. - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      See Index of Exhibits following the signature page.

              (b)     Reports on Form 8-K

                      The Company was not required to file a current report on Form 8-K during the quarter ended March 31, 2002 and none were filed during that period.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CREDIT ACCEPTANCE CORPORATION
                                     (Registrant)

                                     By: /s/ Douglas W. Busk
                                     --------------------------------------
                                     Douglas W. Busk
                                     Chief Financial Officer and Treasurer
                                     May 15, 2002

                                     (Principal Financial, Accounting Officer and Duly Authorized Officer)

                                INDEX OF EXHIBITS

      EXHIBIT
        NO.                                   DESCRIPTION
   -----------    -----------------------------------------------------------------
     4(f)(31)       Amendment No. 3 dated January 31, 2002 to Amended and Restated Security Agreement
                    dated July 20, 2001 among Kitty Hawk Funding Corporation, CAC Funding Corp., the
                    Company and Bank of America, N.A.
     4(f)(32)       Amendment No. 14 dated January 14, 2002 to Contribution Agreement dated July 7, 1998 between the Company and CAC Funding Corp.
     4(f)(33)       Amendment No. 15 dated January 14, 2002 to Contribution Agreement dated July 7, 1998 between the Company and CAC Funding Corp.
     4(f)(34)       Amendment No. 16 dated February 12, 2002 to Contribution Agreement dated July 7, 1998 between the Company and CAC Funding Corp.
     4(f)(35)       Amendment No. 17 dated February 12, 2002 to Contribution Agreement dated July 7, 1998 between the Company and CAC Funding Corp.
     4(f)(36)       Amendment No. 18 dated March 12, 2002 to Contribution Agreement dated July 7, 1998 between the Company and CAC Funding Corp.
     4(f)(37)       Back-Up Servicing Agreement dated January 31, 2002 among the Company, CAC Funding
                    Corp., OSI Portfolio Services, Inc., Kitty Hawk Funding Corporation and Bank of
                    America, N.A.
     4(f)(38)       Amendment No. 1 dated March 8, 2002 to Amended and Restated Credit Agreement dated
                    June 11, 2001 among the Company, Comerica Bank, LaSalle Bank National, Harris Trust
                    and Savings Bank, Fifth Third Bank, M&I Marshall & Ilsley Bank, Bank of America,
                    N.A., and National City Bank