Form 10-Q
period 2002-06-30
CREDIT ACCEPTANCE CORPORATION
filed 2002-08-14
CIK 885550

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes [X].      No [ ].

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The number of shares outstanding of Common Stock, par value $.01, on August 1, 2002 was 42,375,861.

================================================================================

                                TABLE OF CONTENTS




                        PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Income Statements -
             Three and six months ended June 30, 2002 and June 30, 2001                         1

            Consolidated Balance Sheets -
             As of June 30, 2002 and December 31, 2001                                          2

            Consolidated Statements of Cash Flows -
             Six months ended June 30, 2002 and June 30, 2001                                   3

            Notes to Consolidated Financial Statements                                          4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                       8
           RESULTS OF OPERATIONS

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS                           23


                          PART II. - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                                     24

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   26

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                      26

SIGNATURE                                                                                       27

INDEX OF EXHIBITS                                                                               28

EXHIBITS                                                                                        29

                        PART I. - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS


(Dollars in thousands, except per share data)               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                       ---------------------------       ---------------------------
                                                           2002            2001             2002            2001
                                                       -----------     -----------       -----------     -----------
                                                               (UNAUDITED)                       (UNAUDITED)
REVENUE:
  Finance charges                                      $    25,522     $    22,432       $    50,407     $    42,960
  Lease revenue                                              4,428           5,573             9,587          10,640
  Other income                                               8,639           9,318            17,453          18,482
                                                       -----------     -----------       -----------     -----------
    Total revenue                                           38,589          37,323            77,447          72,082
                                                       -----------     -----------       -----------     -----------
COSTS AND EXPENSES:
  Operating expenses                                        17,037          15,652            33,045          30,689
  Provision for credit losses                                3,170           2,705             6,551           5,720
  Depreciation of leased assets                              2,566           3,169             5,507           6,098
  Interest                                                   2,457           4,016             4,762           7,821
                                                       -----------     -----------       -----------     -----------
    Total costs and expenses                                25,230          25,542            49,865          50,328
                                                       -----------     -----------       -----------     -----------

Operating income                                            13,359          11,781            27,582          21,754
  Foreign exchange gain (loss)                                  (2)            (39)               15             (32)
                                                       -----------     -----------       -----------     -----------
Income before provision for income taxes                    13,357          11,742            27,597          21,722
  Provision for income taxes                                 4,807           4,013            12,733           7,404
                                                       -----------     -----------       -----------     -----------
Net income                                             $     8,550     $     7,729       $    14,864     $    14,318
                                                       ===========     ===========       ===========     ===========

Net income per common share:
  Basic                                                $      0.20     $      0.18       $      0.35     $      0.34
                                                       ===========     ===========       ===========     ===========
  Diluted                                              $      0.20     $      0.18       $      0.34     $      0.34
                                                       ===========     ===========       ===========     ===========
Weighted average shares outstanding:
  Basic                                                 42,535,312      42,020,176        42,486,667      42,229,955
  Diluted                                               43,821,716      42,752,287        43,684,127      42,713,296

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                                                            AS OF
                                                                                 -----------------------------------------
                                                                                 JUNE 30, 2002           DECEMBER 31, 2001
                                                                                 -------------           -----------------
                                      ASSETS:                                     (UNAUDITED)
Cash and cash equivalents                                                           $ 20,694                  $ 15,773
Investments -- held to maturity                                                          175                       173

Automobile loans receivable                                                          795,656                   762,031
Allowance for credit losses                                                           (5,026)                   (4,745)
                                                                                    --------                  --------
  Automobile loans receivable, net                                                   790,630                   757,286
                                                                                    --------                  --------

Floor plan receivables                                                                 6,414                     6,446
Notes receivable                                                                       9,869                    11,167
Investment in operating leases, net                                                   29,246                    42,774
Property and equipment, net                                                           19,802                    19,646
Other assets                                                                           5,280                     8,169
                                                                                    --------                  --------
    Total Assets                                                                    $882,110                  $861,434
                                                                                    ========                  ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Lines of credit                                                                   $ 91,272                   $73,215
  Secured financing                                                                   65,101                   122,396
  Mortgage note                                                                        6,562                     6,918
  Capital lease obligations                                                              556                         -
  Accounts payable and accrued liabilities                                            37,402                    39,307
  Dealer holdbacks, net                                                              350,689                   315,393
  Deferred income taxes, net                                                          18,331                    10,668
  Income taxes payable                                                                 5,781                     5,098
                                                                                    --------                  --------
     Total Liabilities                                                               575,694                   572,995
                                                                                    --------                  --------

SHAREHOLDERS' EQUITY:
  Common stock                                                                           417                       422
  Paid-in capital                                                                    108,460                   109,000
  Retained earnings                                                                  200,020                   185,156
  Accumulated other comprehensive loss-cumulative translation adjustment              (2,481)                   (6,139)
                                                                                    --------                  --------
    Total Shareholders' Equity                                                       306,416                   288,439
                                                                                    --------                  --------
    Total Liabilities and Shareholders' Equity                                      $882,110                  $861,434
                                                                                    ========                  ========

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                        ---------------------------
                                                                                            2002            2001
                                                                                        ----------        --------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $ 14,864          $ 14,318
  Adjustments to reconcile net cash provided by operating activities:
    Provision for credit losses                                                             6,551             5,720
    Depreciation                                                                            2,735             2,106
    Depreciation of leased assets                                                           5,507             6,098
    Gain on securitization clean-up                                                             -            (1,082)
    Loss on retirement of property and equipment                                              276                 -
    Provision (credit) for deferred income taxes                                            7,663              (110)
    Tax benefit from exercise of stock options                                              1,555                 -
Change in operating assets and liabilities:
    Accounts payable and accrued liabilities                                               (1,948)            6,734
    Income taxes payable                                                                      683             2,150
    Income taxes receivable                                                                     -               351
    Lease payment receivable                                                                  535              (223)
    Unearned insurance premiums, insurance reserves and fees                                 (492)              218
    Deferred dealer enrollment fees, net                                                       43               782
    Other assets                                                                            2,889            (1,433)
                                                                                         --------          --------
      Net cash provided by operating activities                                            40,861            35,629
                                                                                         --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on automobile loans receivable                                      170,648           152,730
  Advances to dealers                                                                    (155,711)         (189,320)
  Payments of dealer holdback                                                             (16,276)          (14,134)
  Operating lease acquisitions                                                               (874)          (16,848)
  Deferred costs from lease acquisitions                                                     (201)           (2,311)
  Operating lease liquidations                                                              5,792             5,855
  Decreases in floor plan receivables                                                          32             1,918
  Decrease (increase) in notes receivable                                                   1,298           (4,072)
  Purchases of property and equipment                                                      (3,168)           (3,358)
                                                                                         --------          --------
      Net cash provided by (used in) investing activities                                   1,540          (69,540)
                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds under lines of credit, net                                                      18,057            23,893
  Proceeds from secured financings                                                         28,552            97,068
  Repayments of secured financings                                                        (85,847)          (75,610)
  Net proceeds under capital lease obligation                                                 556                 -
  Repayment of senior notes and mortgage note                                                (356)           (5,621)
  Repurchase of common stock                                                               (6,325)           (3,226)
  Proceeds from stock options exercised                                                     4,225               512
                                                                                         --------          --------
      Net cash provided by (used in) financing activities                                 (41,138)           37,016
                                                                                         --------          --------
      Effect of exchange rate changes on cash                                               3,658           (4,185)
                                                                                         --------          --------
Net increase (decrease) in cash and cash equivalents                                        4,921            (1,080)
  Cash and cash equivalents, beginning of period                                           15,773            21,316
                                                                                         --------          --------
  Cash and cash equivalents, end of period                                               $ 20,694          $ 20,236
                                                                                         ========          ========

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts have been reclassified to conform to the 2002 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


2.   ACCOUNTING STANDARDS

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and elements of APB 30, "Reporting the Results of Operations -- Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions". The main objective of this statement is to resolve implementation issues related to SFAS No. 121 by clarifying certain of its provisions. SFAS No. 144 removes goodwill from the scope of SFAS No. 121 and establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities. Other provisions of the statement include more stringent requirements for classifying assets available for disposal and expanding the scope of activities that will require discontinued operations reporting. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged.

     Effective in 2001, the Company adopted SFAS No. 144, which resulted in a $725,000 pre-tax impairment charge to the operating expense line of the consolidated income statement. This charge was primarily for leasing software development costs impaired due to management's decision to discontinue originating leases in the first quarter of 2002. An impairment analysis is performed on the investment in operating leases on a quarterly basis. This analysis compares the undiscounted forecasted future net cash flows relating to the investment in operating leases to the value of the investment in operating leases at the balance sheet date. Based upon management's analysis, no write down in the value of the investment in operating leases was necessary at June 30, 2002. Due to the Company's limited experience in the leasing business, a substantial amount of uncertainty exists in the forecast of the future net cash flows that will be generated by the automobile lease portfolio. In future periods, if management's analysis indicates that future cash flows from the automobile lease portfolio are materially less than previously forecast, an expense to reduce the value of the investment in operating leases will be recorded.


3.   AUTOMOBILE LOANS RECEIVABLE

     Automobile loans receivable consisted of the following (in thousands):

                                                                                         AS OF
                                                                         ----------------------------------------
                                                                          JUNE 30, 2002        DECEMBER 31, 2001
                                                                         --------------       -------------------
                                                                           (UNAUDITED)

Gross automobile loans receivable                                           $ 944,170             $ 906,808
Unearned finance charges                                                     (142,762)             (138,533)
Unearned insurance premiums, insurance reserves and fees                       (5,752)               (6,244)
                                                                            ---------             ---------
Automobile loans receivable                                                 $ 795,656             $ 762,031
                                                                            =========             =========
Non-accrual automobile loans                                                $ 193,381             $ 181,759
                                                                            =========             =========
Non-accrual automobile loans as a percent of total
  gross automobile loans                                                         20.5%                 20.0%
                                                                            =========             =========

3.   AUTOMOBILE LOANS RECEIVABLE (CONCLUDED)

     A summary of changes in gross automobile loans receivable is as follows (in thousands):

                                                                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------        --------------------------
                                                                      2002              2001             2002              2001
                                                                    ---------         ---------        ---------        ---------
                                                                           (UNAUDITED)                        (UNAUDITED)
Balance, beginning of period                                        $ 937,632         $ 741,530        $ 906,808        $ 674,402
Gross amount of automobile loans accepted                             146,850           200,519          338,931          411,545
Legal and repossession fees                                             6,014             5,720           12,344           12,031
Gross automobile loans reacquired from securitization                       -             2,918                -            2,918
Cash collections on automobile loans accepted                        (117,293)         (104,980)        (238,703)        (212,100)
Charge-offs                                                           (39,719)          (36,674)         (81,554)         (69,483)
Currency translation                                                   10,686            (1,752)           6,344          (12,032)
                                                                    ---------         ---------        ---------        ---------
Balance, end of period                                              $ 944,170         $ 807,281        $ 944,170        $ 807,281
                                                                    =========         =========        =========        =========

   A summary of the allowance for credit losses is as follows (in thousands):

                                                          THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------         --------------------------
                                                            2002               2001             2002               2001
                                                          -------            --------         -------             ------
                                                                  (UNAUDITED)                        (UNAUDITED)
Balance, beginning of period                               $4,909             $3,797           $4,745             $4,640
Provision for loan losses                                     491                  -              951                  -
Charge-offs                                                  (461)                 -             (733)              (799)
Currency translation                                           87                (13)              63                (57)
                                                           ------             ------           ------             ------
Balance, end of period                                     $5,026             $3,784           $5,026             $3,784
                                                           ======             ======           ======             ======

4.   INVESTMENT IN OPERATING LEASES

     The composition of net investment in operating leases consisted of the following (in thousands):

                                                                              AS OF
                                                                --------------------------------------
                                                                JUNE 30, 2002        DECEMBER 31, 2001
                                                                -------------        -----------------
                                                                 (UNAUDITED)
Gross leased assets                                               $ 38,774               $ 50,054
Accumulated depreciation                                           (12,461)               (11,657)
Gross deferred costs                                                 5,239                  6,831
Accumulated amortization of deferred costs                          (2,817)                (2,786)
Lease payments receivable                                            2,791                  3,308
                                                                  --------               --------
Investment in operating leases                                      31,526                 45,750
Less: Allowance for lease vehicle losses                            (2,280)                (2,976)
                                                                  --------               --------
Investment in operating leases, net                               $ 29,246               $ 42,774
                                                                  ========               ========

4.   INVESTMENT IN OPERATING LEASES (CONCLUDED)

     A summary of changes in the investment in operating leases is as follows (in thousands):

                                                          THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------       -------------------------
                                                            2002                2001          2002             2001
                                                          ----------          -------       -------           -------
                                                                  (UNAUDITED)                      (UNAUDITED)

Balance, beginning of period                                 $38,023          $49,720       $45,750           $44,944
Gross operating leases originated                                 22            7,230         1,075            19,159
Depreciation of operating leases                              (2,566)          (3,169)       (5,507)           (6,098)
Lease payments due                                             4,415            5,359         9,397            10,461
Collections on operating leases                               (3,998)          (4,730)       (8,641)           (9,245)
Charge-offs                                                     (559)            (452)       (1,291)             (993)
Operating lease liquidations                                  (4,087)          (4,187)       (9,517)           (8,386)
Currency translation                                             276              101           260                30
                                                             -------          -------       -------           -------
Balance, end of period                                       $31,526          $49,872       $31,526           $49,872
                                                             =======          =======       =======           =======


     A summary of the allowance for lease vehicle losses (in thousands):

                                                          THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------       -------------------------
                                                            2002               2001          2002              2001
                                                          ----------         --------       -------           -------
                                                                   (UNAUDITED)                     (UNAUDITED)

Balance, beginning of period                               $ 2,411           $ 2,115        $ 2,976           $ 2,023
Provision for lease vehicle losses                           1,311             1,575          2,770             2,810
Charge-offs                                                 (1,442)           (1,358)        (3,466)           (2,501)
                                                           -------           -------        -------           -------
Balance, end of period                                     $ 2,280           $ 2,332        $ 2,280           $ 2,332
                                                           =======           =======        =======           =======


5.   DEALER HOLDBACKS AND RESERVE FOR ADVANCE LOSSES

     Dealer holdbacks consisted of the following (in thousands):

                                                                               AS OF
                                                               ---------------------------------------
                                                               JUNE 30, 2002         DECEMBER 31, 2001
                                                               -------------         -----------------
                                                                (UNAUDITED)

Dealer holdbacks                                                 $ 751,861                $ 721,365
Less: advances (net of reserve of $10,197 and $9,161
 at June 30, 2002 and December 31, 2001, respectively)            (401,172)                (405,972)
                                                                 ---------                ---------
Dealer holdbacks, net                                            $ 350,689                $ 315,393
                                                                 =========                =========

5.   DEALER HOLDBACKS AND RESERVE FOR ADVANCE LOSSES (CONCLUDED)

     A summary of the change in the reserve for advance losses (classified with net dealer holdbacks in the accompanying balance sheets) is as follows (in thousands):


                                                    THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                    --------------------------------------------------------------
                                                     2002                 2001            2002               2001
                                                    -------              ------          -------           -------
                                                            (UNAUDITED)                         (UNAUDITED)

Balance, beginning of period                        $10,009              $7,252          $ 9,161           $ 6,788
Provision for advance losses                          1,368               1,130            2,830             2,910
Charge-offs                                          (1,409)               (314)          (1,974)           (1,514)
Currency translation                                    229                 (18)             180              (134)
                                                    -------              ------          -------           -------
Balance, end of period                              $10,197              $8,050          $10,197           $ 8,050
                                                    =======              ======          =======           =======

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


7.   RELATED PARTY TRANSACTIONS

     In the normal course of its business, the Company regularly accepts assignments of automobile loans originated by affiliated dealer-partners owned by the Company's: (i) majority shareholder and Chairman; and (ii) President. Automobile loans accepted from these affiliated dealer-partners were approximately $3.9 million and $8.7 million or 2.6% of total automobile loan originations for the three and six months ended June 30, 2002, respectively, and $4.5 million and $10.2 million or 2.2% and 2.5% of total automobile loan originations for the same periods in 2001. Automobile loans receivable from affiliated dealer-partners represented approximately 2.6% and 2.4% of the gross automobile loans receivable balance as of June 30, 2002 and December 31, 2001, respectively. The Company accepts automobile loans from affiliated dealer-partners and nonaffiliated dealer-partners on the same terms. Based upon management's analysis, the average return on capital on the business originated by affiliated dealer-partners is currently higher than the average return on capital for non-affiliated dealer-partners. Affiliated dealer-partners' advances were $10.0 million or 2.1% of total advances and $9.3 million or 2.0% of total advances as of June 30, 2002 and December 31, 2001, respectively. The Company received fees for marketing services provided to affiliated dealer-partners owned by the Company's majority shareholder and Chairman and the Company's President totaling $19,000 and $27,000 for the three and six months ended June 30, 2002, respectively.

     The Company receives interest income and fees from: (i) a note receivable of $1.5 million as of June 30, 2002 and December 31, 2001, respectively, from the Company's President; and (ii) a working capital loan to the Company's majority shareholder and Chairman with a balance of zero and $66,000 as of June 30, 2002 and December 31, 2001, respectively. Total income earned on the note receivable and working capital loan was $19,000 and $38,000 for the three and six months ended June 30, 2002 and $12,000 and $24,000 for the same periods in 2001.


8.   INCOME TAXES

     The Company's effective tax rate was 36.0% and 46.1% for the three and six months ended June 30, 2002 compared to 34.2% and 34.1% for the same periods in 2001. These increases are primarily due to the amount recorded in the three and six months ended June 30, 2002, for additional income taxes that would be due upon the repatriation of the cumulative undistributed earnings of the Company's United Kingdom business unit. For the six months ended June 30, 2002, the increase was partially offset by a change in estimate for state income tax owed as a result of the re-characterization of income due to an Internal Revenue Service examination.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

9.   BUSINESS SEGMENT INFORMATION

     The Company is organized into three primary business segments: the North America Operation ("North America"), the United Kingdom Operation ("United Kingdom") and the Automobile Leasing Operation ("Automobile Leasing"). Selected segment information is set forth below (in thousands):

                                                          THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------         -------------------------
                                                            2002                2001           2002               2001
                                                          -------             -------         -------           -------
                                                                  (UNAUDITED)                         (UNAUDITED)

Revenue:
  North America                                           $28,683             $25,600         $56,731           $48,877
  United Kingdom                                            5,125               5,854          10,445            11,961
  Automobile Leasing                                        4,781               5,869          10,271            11,244
                                                          -------             -------         -------           -------
    Total revenue                                         $38,589             $37,323         $77,447           $72,082
                                                          =======             =======         =======           =======
Income before provision for income taxes:
  North America                                           $11,977             $10,642         $25,349           $19,269
  United Kingdom                                            1,899               2,123           3,613             4,608
  Automobile Leasing                                         (519)             (1,023)         (1,365)           (2,155)
                                                          -------             -------         -------           -------
    Total income before provision for income taxes         $13,357            $11,742         $27,597           $21,722
                                                          =======             =======         =======           =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's business model relies on its ability to forecast loan performance. The Company forecasts drive its ability to price and structure profitable loan transactions as well as determine its required reserve for advance losses. If the Company produces disappointing results, it will likely be because the Company overestimated future loan performance. The following table presents advance rates and collection rates, expressed as a percent of total loan value, for the past 10 years:

                                   June 30, 2002
         ----------------------------------------------------------------
          Forecasted                                        % of Forecast
Year     Collection %       Advance %       Spread %          Realized
----     ------------       ---------       --------        ------------

1992         81%               35%             46%              100%
1993         76%               37%             38%              100%
1994         62%               42%             20%              100%
1995         56%               46%             10%               98%
1996         57%               49%             8%                97%
1997         60%               49%             11%               97%
1998         68%               50%             19%               97%
1999         73%               54%             19%               92%
2000         72%               53%             20%               78%
2001         70%               49%             21%               41%


     The Company first published forecasted collection rates in its 2001 Annual Report. The following table compares the Company's current forecast with the forecast published at year end.

              December 31, 2001             June 30, 2002
Year       Forecasted Collection %     Forecasted Collection %    Variance
----       -----------------------     -----------------------    --------

1992                81%                         81%                  0%
1993                76%                         76%                  0%
1994                62%                         62%                  0%
1995                56%                         56%                  0%
1996                57%                         57%                  0%
1997                60%                         60%                  0%
1998                69%                         68%                 (1%)
1999                73%                         73%                  0%
2000                73%                         72%                 (1%)
2001                70%                         70%                  0%

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

     The Company's presentation of financial results and subsequent analysis is based on analyzing the income statement as a percent of capital invested. Since early 2000, the Company has internally viewed its business results in this manner and believes it allows for a more transparent and simplified presentation. The Company's future results will depend on its ability to increase the return on capital and the amount of capital invested per share, while maintaining an appropriate balance between equity and debt. The results of operations are disclosed as "Reported" in the Company's Consolidated Income Statements and as "Adjusted" with certain adjustments as described in the notes to the tables. These adjustments have been made in order to present a more useful analysis of economic profit and are described in footnotes following each of the tables. The figures in the tables expressed as a percent of average capital reflect the "Adjusted" amount as a percent of average capital for the period and are presented on an annualized basis to facilitate period to period comparisons. Management's discussion of results of operations focuses on the adjusted results of operations.

Consolidated

     The following table presents certain income statement data on a consolidated basis as a percent of average capital invested, for the periods indicated.


(Dollars in thousands, except per                  THREE MONTHS ENDED                            THREE MONTHS ENDED
share data)                                          JUNE 30, 2002                                  JUNE 30, 2001
                                         -----------------------------------------     -----------------------------------------
                                         REPORTED       ADJUSTED      % OF CAPITAL     REPORTED       ADJUSTED      % OF CAPITAL
                                         --------     -----------     ------------     --------     -----------     ------------

REVENUE:
Finance charges                          $ 25,522     $    25,522             20.4%    $ 22,432     $    22,432             18.6%
Lease revenue                               4,428           4,428              3.5        5,573           5,573              4.6
Other income(1)                             8,639           8,639              6.9        9,318           8,236              6.8
                                         --------     -----------     ------------     --------     -----------     ------------
     Total revenue                         38,589          38,589             30.8       37,323          36,241             30.0
COSTS AND EXPENSES:
Operating expenses(2), (3)                 17,037          16,589             13.2       15,652          15,003             12.5
Provision for credit losses                 3,170           3,170              2.5        2,705           2,705              2.2
Depreciation of leased assets               2,566           2,566              2.1        3,169           3,169              2.6
Interest                                    2,457           2,457              2.0        4,016           4,016              3.3
                                         --------     -----------     ------------     --------     -----------     ------------
     Total costs and expenses              25,230          24,782             19.8       25,542          24,893             20.6
                                         --------     -----------     ------------     --------     -----------     ------------
Operating income                           13,359          13,807             11.0       11,781          11,348              9.4
Foreign exchange loss                          (2)             (2)               -          (39)            (39)               -
                                         --------     -----------     ------------     --------     -----------     ------------
Income before provision for income         13,357          13,805             11.0       11,742          11,309              9.4
 taxes
Provision for income taxes(4), (5)          4,807           4,964              4.0        4,013           3,861              3.2
                                         --------     -----------     ------------     --------     -----------     ------------
Net income                               $  8,550     $     8,841              7.0%    $  7,729     $     7,448              6.2%
                                         ========     ===========     ============     ========     ===========     ============
Return on capital ("ROC")(6)                                  8.4%                                          8.4%
Weighted average cost of capital
 ("WACC")(7)                                                  9.7%                                         10.0%
                                                      -----------                                   -----------
Spread                                                       (1.3%)                                        (1.6%)
Average capital (8)                                   $   499,988                                   $   482,577
Economic loss (9)                                     $    (1,657)                                  $    (1,931)
Adjusted weighted average shares                       47,207,810                                    46,865,471
outstanding (10)
Economic loss per share (11)                          $     (0.04)                                  $     (0.04)


(Dollars in thousands, except per                    SIX MONTHS ENDED                              SIX MONTHS ENDED
share data)                                           JUNE 30, 2002                                 JUNE 30, 2001
                                         -----------------------------------------     -----------------------------------------
                                         REPORTED       ADJUSTED      % OF CAPITAL     REPORTED      ADJUSTED       % OF CAPITAL
                                         --------     -----------     ------------     --------     -----------     ------------

REVENUE:
Finance charges                          $ 50,407     $    50,407             20.0%    $ 42,960     $    42,960             18.5%
Lease revenue                               9,587           9,587              3.8       10,640          10,640              4.6
Other income(1)                            17,453          17,453              6.9       18,482          17,400              7.5
                                         --------     -----------     ------------     --------     -----------     ------------
     Total revenue                         77,447          77,447             30.7       72,082          71,000             30.6

COSTS AND EXPENSES:
Operating expenses (2), (3)                33,045          32,619             12.9       30,689          30,040             12.9
Provision for credit losses                 6,551           6,551              2.6        5,720           5,720              2.5
Depreciation of leased assets               5,507           5,507              2.2        6,098           6,098              2.6
Interest                                    4,762           4,762              1.9        7,821           7,821              3.4
                                         --------     -----------     ------------     --------     -----------     ------------
     Total costs and expenses              49,865          49,439             19.6       50,328          49,679             21.4
                                         --------     -----------     ------------     --------     -----------     ------------
Operating income                           27,582          28,008             11.1       21,754          21,321              9.2
Foreign exchange (gain) loss                   15              15               --          (32)            (32)              --
                                         --------     -----------     ------------     --------     -----------     ------------
Income before provision for income         27,597          28,023             11.1       21,722          21,289              9.2
taxes

Provision for income taxes(3), (4), (5)    12,733          10,067              4.0        7,404           7,252              3.1
                                         --------     -----------     ------------     --------     -----------     ------------
Net income                               $ 14,864     $    17,956              7.1%    $ 14,318     $    14,037              6.1%
                                         ========     ===========     ============     ========     ===========     ============
Return on capital ("ROC") (6)                                 8.4%                                          8.3%
Weighted average cost of capital                              9.4%                                         10.1%
("WACC") (7)                                          -----------                                   -----------
Spread                                                       (1.1%)                                        (1.9%)

Average capital (8)                                   $   504,440                                   $   464,809

Economic loss (9)                                     $    (2,697)                                  $    (4,328)
Adjusted weighted average shares                       47,159,165                                    47,075,250
outstanding (10)
Economic loss per share (11)                          $     (0.06)                                  $     (0.09)


(1) For the three and six months ended June 30, 2001, the adjusted column reflects the reversal of a gain of ($1,082,000) related to an exercised clean-up call on the July 1998 securitization.

(2) Generally accepted accounting principles ("GAAP") require the Company to record an expense relating to performance-based stock options. The Company believes adding back the recorded GAAP expense combined with the adjustment discussed in footnote (7) accurately reflects the true cost of stock options. Refer to "Stock Options." For the three and six months ended June

     30, 2002 the GAAP expense associated with performance-based stock options granted in 1999 in the amount of ($448,000) and ($755,000) was added back to the adjusted column.

(3) For the six months ended June 30, 2002, the adjusted column reflects an adjustment to increase operating expenses by $329,000 and the provision for income taxes by $634,000 to reverse amounts recorded as a result of a change in estimate for state income tax owed as a result of the re-characterization of income as a result of an Internal Revenue Service examination. For the three and six months ended June 30, 2001, the adjusted column reflects the reversal of a charge of ($649,000) for executive severance.

(4) For the six months ended June 30, 2002, an adjustment of $3,713,000 was recorded to reflect additional taxes that would be due upon repatriation of currently undistributed earnings in the Company's United Kingdom business unit. $3,564,000 of this adjustment related to earnings generated from inception of the business unit through December 31, 2001. The adjusted column represents the reversal of this amount.

(5) The adjustments described in footnotes (1) - (4) resulted in a net impact on the provision for income taxes of $157,000 and ($2,666,000) for the three and six months ended June 30, 2002 and ($152,000) for the three and six months ended June 30, 2001.

(6) Return on capital is equal to net income plus interest expense after tax divided by average capital.

(7) Weighted average cost of capital is equal to the sum of: (i) the after-tax cost of debt multiplied by the ratio of average debt to average capital, plus (ii) the cost of equity multiplied by the ratio of average equity to average capital. The cost of equity is assumed to be equal to the 30-year Treasury bond rate plus 6% plus two times the ratio of the Company's interest bearing debt to equity. For purposes of computing economic profit, the Company has added to shareholders' equity as reported under GAAP $26,875,000 and $25,481,000 in the three and six months ended June 30, 2002, respectively, and $22,838,000 and $21,771,000 in the three and six months ended June 30, 2001, respectively. Amounts added to shareholders' equity represent the average amount of capital employed to repurchase shares consistent with the Company's practices regarding stock options.

(8) Average capital is equal to the average amount of debt and equity during the period, which includes the additions to shareholders' equity as reported under GAAP discussed in footnote (7).

(9) Total economic loss equals the Spread (ROC minus WACC) multiplied by average capital.

(10) Amount includes actual weighted average shares outstanding plus total stock options outstanding. This differs from shares used for GAAP earnings per share, which include only a portion of options outstanding.

(11) Economic loss per share equals the economic loss divided by the adjusted weighted average shares outstanding.

     The Company's economic loss, as adjusted, improved to ($1,657,000) and ($2,697,000) for the three and six months ended June 30, 2002 from ($1,931,000) and ($4,328,000) for the same periods in 2001. These improvements were primarily due to a reduction in the weighted average cost of capital, and for the six months ended June 30, 2002 an improvement in the return on capital. The reduction in the weighted average cost of capital was a result of lower interest rates during the period. The improvement in the return on capital for the six months ended June 30, 2002 was primarily due to an increase in capital invested in North America, which generates a higher return on capital than the Company's other segments and an increase in the return on capital in North America, partially offset by a decrease in the return on capital in the United Kingdom.

     The results of operations for the Company as a whole are attributable to changes described in the North America, United Kingdom, and Automobile Leasing business segments. The following discussion of the results of operations for interest expense is provided on a consolidated basis, as the explanation is not meaningful by business segment.

     Interest expense. Interest expense, as a percent of average capital, decreased to 2.0% and 1.9% for the three and six months ended June 30, 2002 from 3.3% and 3.4% for the same periods in 2001. The decrease in interest expense, as a percent of average capital, was primarily the result of the decrease in the weighted average interest rate to 5.6% and 5.1% for the three and six months ended June 30, 2002 from 8.0% and 8.9% for the same periods in 2001, which was the result of a decrease in the average interest rate on the Company's variable rate debt, including the lines of credit and secured financing, and the repayment of the senior note debt.

North America

     The following table presents certain income statement data for the Company's North American operations as a percent of average capital invested, for the periods indicated.


(Dollars in thousands, except per                            THREE MONTHS ENDED                         THREE MONTHS ENDED
share data)                                                    JUNE 30, 2002                              JUNE 30, 2001
                                              -------------------------------------------  -----------------------------------------
                                                 REPORTED       ADJUSTED     %OF CAPITAL     REPORTED       ADJUSTED    % OF CAPITAL
                                              -----------     ------------   ------------  -----------    ----------   ------------
REVENUE:
Finance charges                              $     20,876     $     20,876       21.7%     $     17,077    $     17,077      19.5%
Other income (1)                                    7,807            7,807        8.1             8,523           7,441       8.5
                                             ------------     ------------     ------      ------------    ------------    ------
     Total revenue                                 28,683           28,683       29.8            25,600          24,518      28.0
COSTS AND EXPENSES:
Operating expenses(2)                              14,383           13,935       14.5            12,061          12,061      13.7
Provision for credit losses                           680              680        0.7               407             407       0.5
Interest                                            1,638            1,638        1.7             2,451           2,451       2.8
                                             ------------     ------------     ------      ------------    ------------    ------
     Total costs and expenses                      16,701           16,253       16.9            14,919          14,919      17.0
                                             ------------     ------------     ------      ------------    ------------    ------
Operating income                                   11,982           12,430       12.9            10,681           9,599      11.0
Foreign exchange loss                                  (5)              (5)        --               (39)            (39)       --
                                             ------------     ------------     ------      ------------    ------------    ------
Income before provision for income
 taxes                                             11,977           12,425       12.9            10,642           9,560      11.0
Provision for income taxes(4), (5)                  4,493            4,650        4.8             3,748           3,369       3.8
                                             ------------     ------------     ------      ------------    ------------    ------
Net income                                   $      7,484     $      7,775        8.1%     $      6,894    $      6,191       7.2%
                                             ============     ============     ======      ============    ============    ======

Return on capital ("ROC")*                                             9.2%                                         8.9%
Weighted average cost of capital ("WACC")*                             9.5%                                         9.8%
                                                              ------------                                  ------------
Spread                                                                (0.3%)                                       (0.9%)

Average capital(6)                                            $    385,382                                 $    351,098

Economic loss*                                                $       (146)                                $       (856)
Adjusted weighted average shares                                47,207,810                                   46,865,471
 outstanding*
Economic loss per share*                                      $         --                                 $      (0.02)


(Dollars in thousands, except per                          SIX MONTHS ENDED                           SIX MONTHS ENDED
share data)                                                  JUNE 30, 2002                              JUNE 30, 2001
                                             -----------------------------------------     -----------------------------------------
                                             REPORTED         ADJUSTED    % OF CAPITAL     REPORTED        ADJUSTED     % OF CAPITAL
                                             --------       -----------   ------------     --------       -----------   ------------

REVENUE:
Finance charges                             $     40,898   $     40,898          21.3%    $     32,276     $     32,276       19.3%
Other income(1)                                   15,833         15,833           8.2           16,601           15,519        9.3
                                            ------------   ------------        ------     ------------     ------------     ------
     Total revenue                                56,731         56,731          29.5           48,877           47,795       28.6
COSTS AND EXPENSES:
Operating expenses(2), (3)                        27,194         26,768          13.9           24,101           24,101       14.4
Provision for credit losses                        1,196          1,196           0.6              808              808        0.5
Interest                                           3,004          3,004           1.6            4,667            4,667        2.8
                                            ------------   ------------        ------     ------------     ------------     ------
     Total costs and expenses                     31,394         30,968          16.1           29,576           29,576       17.7
                                            ------------   ------------        ------     ------------     ------------     ------
Operating income                                  25,337         25,763          13.4           19,301           18,219       10.9
Foreign exchange gain(loss)                           12             12            --              (32)             (32)        --
                                            ------------   ------------        ------     ------------     ------------     ------
Income before provision for income
 taxes                                            25,349         25,775          13.4           19,269           18,187       10.9
Provision for income taxes(3), (4), (5)           12,251          9,585           5.0            6,788            6,409        3.8
                                            ------------   ------------        ------     ------------     ------------     ------
Net income                                  $     13,098   $     16,190           8.4%    $     12,481     $     11,778        7.1%
                                            ============   ============        ======     ============     ============     ======

Return on capital ("ROC")*                                          9.5%                                           8.9%
Weighted average cost of capital ("WACC")*                          9.3%                                           9.9%
                                                           ------------                                    ------------
Spread                                                              0.2%                                          (1.0%)

Average capital(6)                                         $    383,886                                    $    333,954

Economic profit (loss)*                                    $        573                                    $     (1,921)

Adjusted weighted average shares
 outstanding*                                                47,159,165                                      47,075,250
Economic profit (loss) per share*                          $       0.01                                    $      (0.04)


* For further explanation see corresponding footnotes in the Consolidated section.

(1) For the three and six months ended June 30, 2001, the adjusted column reflects the reversal of a gain of ($1,082,000) related to an exercised clean-up call on the July 1998 securitization.

(2) For the three and six months ended June 30, 2002, the GAAP expense associated with performance-based stock options granted in 1999 in the amount of ($448,000) and ($755,000) was added back to the adjusted column.

(3) For the six months ended June 30, 2002, the adjusted column reflects an adjustment to increase in operating expenses by $329,000 and the provision for income taxes by $634,000 to reverse amounts recorded as a result of a change in estimate for state income tax owed as a result of the re-characterization of income as a result of an Internal Revenue Service examination.
(4) For the six months ended June 30, 2002, an adjustment of $3,713,000 was recorded to reflect additional taxes that would be due upon repatriation of currently undistributed earnings in the Company's United Kingdom business unit. $3,564,000 of this adjustment related to earnings generated from inception of the business unit through December 31, 2001. The adjusted column represents the reversal of this amount.
(5) The adjustments described in footnotes (1) - (4) resulted in a net impact on the provision for income taxes of $157,000 and ($2,666,000) for the three and six months ended June 30, 2002 and ($379,000) for the three and six months ended June 30, 2001.
(6) Average capital is equal to the average amount of debt and equity during the period. For purposes of computing economic profit, the Company has added to shareholders' equity as reported under GAAP $25,994,000 and $24,674,000 in the three and six months ended June 30, 2002, respectively, and $22,838,000 and $21,771,000 in the three and six months ended June 30, 2001, respectively. Amounts added to shareholders' equity represent the average amount of capital employed to repurchase shares consistent with the Company's practices regarding stock options.

     Finance charges. Finance charges, as a percent of average capital, increased to 21.7% and 21.3% for the three and six months ended June 30, 2002 from 19.5% and 19.3% for the same periods in 2001. The increase was primarily due to a reduction in the amount advanced to dealer-partners as a percent of the gross loan amount. This increase is partially offset by an increase in the percent of non-accrual loans to 19.0% for the six months ended June 30, 2002 from 17.2% for the same period in 2001 due to a reduction in automobile loan originations in 2002.

     Other income. Other income, as a percent of average capital, decreased to 8.1% and 8.2% for the three and six months ended June 30, 2002 from 8.5% and 9.3% for the same periods in 2001. This decrease was due to a reduction in: (i) premiums earned on the Company's credit life insurance program due to a decrease in the penetration rates; (ii) premiums earned on the Company's collateral protection program, which was discontinued in April 2001; and (iii) revenue from secured lines of credit offered to certain dealer-partners. The Company began to reduce its investment in this product in the third quarter of 2001. These decreases were partially offset by an increase in revenue from fees paid by dealer-partners for the use of the Company's internet based origination system due to an increase in the number of dealer-partners using the system.

     Operating expenses. Operating expenses, as a percent of average capital, increased to 14.5% for the three months ended June 30, 2002 from 13.7% for the same period in 2001. This increase was primarily due to: (i) an increase in salaries and wages due to an increase in headcount; (ii) an increase in legal expense due to an increase in amounts accrued to cover anticipated future settlements (see "Part II - Item 1. Legal Proceedings"); and (iii) the write-off of computer software. The increase was partially offset by prior year expenses relating to the mailing of privacy rights statements to consumers in May 2001.

     Operating expenses, as a percent of average capital, decreased to 13.9% for the six months ended June 30, 2002 from 14.4% for the same period in 2001. This decrease was primarily due to: (i) a decrease in taxes due to a re-characterization of the Company's revenue for state tax reporting purposes resulting in a decrease in state tax expenses which are classified as operating expenses; (ii) sales and marketing expense remaining consistent in comparison to an increase in average capital invested; (iii) a decrease in provision for losses on secured line of credit loans, due to the Company beginning to reduce its investment in this product in third quarter of 2001; and (iv) a decrease in expenses relating to the mailing of privacy rights statements to consumers in May 2001. This decrease was partially offset by: (i) an increase in salaries and wages due to higher average wage rates and an increase in headcount; (ii) an increase in legal expense due to an increase in amounts accrued to cover anticipated future settlements (see "Part II - Item 1. Legal Proceedings"); and
(iii) the write-off of computer software.

     Provision for credit losses. Provision for credit losses, as a percent of average capital, increased to 0.7% and 0.6% for the three and six months ended June 30, 2002 from 0.5% for the same periods in 2001. The provision for credit losses consists of two components: (i) a provision for losses on advances to dealer-partners that are not expected to be recovered through collections on the related automobile loan portfolio; and (ii) a provision for earned but unpaid revenue on automobile loans which were transferred to non-accrual status during the period. The provision for earned but unpaid revenue on automobile loans increased, as a percent of average capital, for the three and six months ended June 30, 2002 compared to the same periods in 2001 primarily due to an increase in the percent of non-accrual loans. The provision for losses on advances decreased, as a percent of average capital, for the three and six months ended June 30, 2002 compared to the same periods in 2001 due to an increase in the spread between the advance rate and forecasted collection rate.

     Provision for income taxes. The provision for income taxes, as a percent of average capital, increased to 4.8% and 5.0% for the three and six months ended June 30, 2002 from 3.8% for the same periods in 2001 as a result of an increase in pre-tax profitability for the three and six months ended June 30, 2002 compared to the same periods in 2001. To a lesser extent, the increase for the six months ended June 30, 2002 was due to an increase in the effective tax rate compared to the same period in 2001 as a result of a re-characterization of the Company's revenue for state tax reporting purposes.

     Return on capital. The return on capital increased to 9.2% and 9.5% for the three and six months ended June 30, 2002 from 8.9% for the same periods in 2001. This increase was primarily due to an increase in finance charge revenue, as a percent of average capital, partially offset by a reduction in other income and an increase in operating expenses, as a percent of average capital, as described above.

     Average capital. Average capital increased to $385.4 million and $383.9 million for the three and six months ended June 30, 2002 from $351.1 million and $334.0 million for the same periods in 2001, representing increases of 9.8% and 14.9%. The increase is a result of increased loan origination volumes in 2001. While loan origination volumes declined 17.5% and 8.8% during the three and six months ended June 30, 2002 compared to the same periods in 2001, loan origination volumes increased significantly in 2001. The following is a summary of loan origination volumes and dealer partner information over the past three years and the interim periods of 2002 and 2001:

                                                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
(Dollars in thousands)                                                                         JUNE 30,                 JUNE 30,
                                                    --------    --------    --------    --------------------    --------------------
                                                      1999        2000        2001        2002        2001        2002        2001
                                                    --------    --------    --------    --------    --------    --------    --------
Originations                                        $386,713    $384,743    $659,485    $137,485    $166,570    $312,028    $342,239
Number of loans originated                            47,759      47,620      62,675      11,990      15,656      28,092      34,839
Dealer-partners:
  Number of active dealer-partners(1)                  1,236       1,202       1,170         602         905         726       1,046
  Loans per active dealer-partner                       38.6        39.6        53.6        19.9        17.3        38.7        33.3
  Average loan size                                 $    8.1    $    8.1    $   10.5    $   11.5    $   10.6    $   11.1    $    9.8

     (1) Active dealer-partners are dealer-partners who submitted at least one loan during the period.

     The reduction in loan origination volume for the three and six months ended June 30, 2002 is a result of an increased focus on improving the return on capital. The Company's financial goal is to maximize the amount of economic profit generated per share. The Company believes that in the short-term, this objective can best be achieved by first improving the return per dollar of capital invested. Once return on capital goals have been met, the Company will then focus on increasing the amount of capital invested by increasing the number of dealer-partners and the number of loans originated per dealer-partner. The Company's efforts to improve the return on capital have focused on increasing the spread between the advance rate (the amount advanced to dealer-partners as a percent of the total loan amount) and the forecasted collection rate (the amount the Company expects to collect on the loan).

United Kingdom

     The following table presents certain income statement data for the Company's United Kingdom operations as a percent of average capital invested, for the periods indicated.

(Dollars in thousands, except per share data)                  THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                                 JUNE 30, 2002                         JUNE 30, 2001
                                                 -----------------------------------------   -------------------------------------
                                                   REPORTED      ADJUSTED     % OF CAPITAL   REPORTED      ADJUSTED   % OF CAPITAL
                                                 -----------   -----------    ------------   --------    -----------  ------------
REVENUE:
Finance charges                                  $     4,646   $     4,646         21.5%      $5,355     $     5,355      22.7%
Other income                                             479           479          2.2          499             499       2.1
                                                 -----------   -----------         ----       ------     -----------      ----
     Total revenue                                     5,125         5,125         23.7        5,854           5,854      24.8
COSTS AND EXPENSES:
Operating expenses(1)                                  1,834         1,834          8.5        2,446           1,797       7.6
Provision for credit losses                            1,160         1,160          5.4          724             724       3.1
Interest                                                 235           235          1.1          561             561       2.4
                                                 -----------   -----------         ----       ------     -----------      ----
     Total costs and expenses                          3,229         3,229         15.0        3,731           3,082      13.1
                                                 -----------   -----------         ----       ------     -----------      ----

Operating income                                       1,896         1,896          8.7        2,123           2,772      11.7
Foreign exchange gain                                      3             3           --           --              --        --
                                                 -----------   -----------         ----       ------     -----------      ----
Income before provision for income taxes               1,899         1,899          8.7        2,123           2,772      11.7
Provision for income taxes(2)                            528           528          2.5          638             865       3.7
                                                 -----------   -----------         ----       ------     -----------      ----
Net income                                       $     1,371   $     1,371          6.2%      $1,485     $     1,907       8.0%
                                                 ===========   ===========         ====       ======     ===========      ====
Return on capital ("ROC")*                                             7.1%                                      9.7%
Weighted average cost of capital ("WACC")*                            11.2%                                     10.2%
                                                               -----------                               -----------
Spread                                                                (4.1%)                                    (0.5%)
Average capital(3)                                             $    86,338                               $    94,558
Economic loss*                                                 $      (882)                              $      (114)
Adjusted weighted average shares outstanding*                   47,207,810                                46,865,471
Economic loss per share*                                       $     (0.02)                              $        --

(Dollars in thousands, except per share data)             SIX MONTHS ENDED                       SIX MONTHS ENDED
                                                            JUNE 30, 2002                          JUNE 30, 2001
                                              ----------------------------------------   ------------------------------------
                                              REPORTED       ADJUSTED     % OF CAPITAL   REPORTED     ADJUSTED   % OF CAPITAL
                                              --------     -----------    ------------   --------   -----------  ------------
REVENUE:
Finance charges                                $ 9,509     $     9,509         21.4%     $10,684    $    10,684      22.7%
Other income                                       936             936          2.1        1,277          1,277       2.7
                                               -------     -----------         ----      -------    -----------      ----
     Total revenue                              10,445          10,445         23.5       11,961         11,961      25.4
COSTS AND EXPENSES:
Operating expenses(1)                            3,771           3,771          8.5        4,123          3,474       7.4
Provision for credit losses                      2,506           2,506          5.6        2,103          2,103       4.5
Interest                                           558             558          1.3        1,127          1,127       2.4
                                               -------     -----------         ----      -------    -----------      ----
     Total costs and expenses                    6,835           6,835         15.4        7,353          6,704      14.3
                                               -------     -----------         ----      -------    -----------      ----

Operating income                                 3,610           3,610          8.1        4,608          5,257      11.1
Foreign exchange gain                                3               3           --           --             --        --
                                               -------     -----------         ----      -------    -----------      ----
Income before provision for income taxes         3,613           3,613          8.1        4,608          5,257      11.1
Provision for income taxes(2)                      991             991          2.2        1,381          1,608       3.4
                                               -------     -----------         ----      -------    -----------      ----
Net income                                     $ 2,622     $     2,622          5.9%     $ 3,227    $     3,649       7.7%
                                               =======     ===========         ====      =======    ===========      ====
Return on capital ("ROC")*                                         6.7%                                     9.4%
Weighted average cost of capital ("WACC")*                        10.5%                                    10.3%
                                                           -----------                              -----------
Spread                                                            (3.8%)                                   (0.9%)
Average capital(3)                                         $    88,832                              $    94,172
Economic loss*                                             $    (1,653)                             $      (405)
Adjusted weighted average shares outstanding*               47,159,165                               47,075,250
Economic loss per share*                                   $     (0.04)                             $     (0.01)

* For further explanation see corresponding footnotes in the Consolidated section.

     (1) For the three and six months ended June 30, 2001, the adjusted column reflects the reversal of a charge of ($649,000) for executive severance.
     (2) The adjustment described in footnote (1) resulted in a net impact on the provision for income taxes of $227,000 for the three and six months ended June 30, 2001, respectively.
     (3) Average capital is equal to the average amount of debt and equity during the period. For purposes of computing economic profit, the Company has added to shareholders' equity as reported under GAAP $881,000 and $807,000 in the three and six months ended

     June 30, 2002, respectively. Amounts added to shareholders' equity represent the average amount of capital employed to repurchase shares consistent with the Company's practices regarding stock options.

          Finance charges. Finance charges, as a percent of average capital, decreased to 21.5% and 21.4% for the three and six months ended June 30, 2002 from 22.7% for the same periods in 2001. This decrease was primarily due to an increase in the percent of non-accrual loans to 27.1% for the three and six months ended June 30, 2002 from 19.6% for the same periods in 2001 due to a reduction in automobile loan originations in 2002.

          Other income. Other income, as a percent of average capital, increased to 2.2% for the three months ended June 30, 2002 from 2.1% for the same period in 2001. Other income, as a percent of average capital, decreased to 2.1% for the six months ended June 30, 2002 from 2.7% for the same period in 2001. The increase and decrease, as a percent of average capital, for the three and six months ended June 30, 2002 and 2001, respectively, were due primarily to fluctuations in income under an ancillary products profit sharing agreement with an insurance provider.

          Operating Expenses. Operating expenses, as a percent of average capital, increased to 8.5% for the three and six months ended June 30, 2002 from 7.6% and 7.4% for the same periods in 2001. The increase was primarily due to:
(i) an increase in costs related to new employee benefits offered; and (ii) an increase in salaries and wages, as a percent of average capital, due to capital in the United Kingdom declining at a faster rate than salaries and wages. The increases for the three and six months ended June 30, 2002 and 2001 were partially offset by a decrease in sales and marketing expenses due to a decrease in the size of the operation's sales force.

          Provision for credit losses. Provision for credit losses, as a percent of average capital, increased to 5.4% and 5.6% for the three and six months ended June 30, 2002 from 3.1% and 4.5% for the same periods in 2001. The provision for credit losses consists of two components: (i) a provision for losses on advances to dealer-partners that are not expected to be recovered through collections on the related automobile loan portfolio; and (ii) a provision for earned but unpaid revenue on automobile loans which were transferred to non-accrual status during the period. The increase in the provision was primarily due to an increase in the provision for losses on advances to dealer-partners. The increase in advance provisions was due to the deterioration in credit quality of loans originated in 2001. As a result of this deterioration, the Company stopped originating automobile loans in Ireland and decreased the amount advanced to dealer-partners in the United Kingdom.

          Provision for income taxes. The provision for income taxes, as a percent of average capital, decreased to 2.5% and 2.2% for the three and six months ended June 30, 2002 from 3.7% and 3.4% for the same periods in 2001 as a result of: (i) a decrease in pre-tax profitability for the three and six months ended June 30, 2002 compared to the same periods in 2001; and (ii) a decrease in the effective tax rate for the three and six months ended June 30, 2002 compared to the same periods in 2001 due to a restructuring of legal entities within this business segment.

          Return on capital. The return on capital decreased to 7.1% and 6.7% for the three and six months ended June 30, 2002 from 9.7% and 9.4% for the same periods in 2001. These decreases were primarily due to: (i) an increase in the provision for credit losses; (ii) a reduction in finance charge revenue; and
(iii) an increase in operating expenses, as a percent of average capital, as described above.

          Average capital. Average capital decreased to $86.3 million and $88.8 million for the three and six months ended June 30, 2002 from $94.6 million and $94.2 million for the same periods in 2001, representing decreases of 8.8% and 5.7%, respectively. The decrease in average capital is a result of decreased loan origination volumes. The following is a summary of loan origination volumes and dealer partner information over the past three years and for the interim periods of 2002 and 2001:

(Dollars in thousands)                                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                        JUNE 30,              JUNE 30,
                                              --------    --------    --------    -------------------    ------------------
                                                1999        2000        2001       2002        2001        2002       2001
                                              --------    --------    --------    ------      -------    -------    -------
Originations                                  $121,999    $142,228    $122,817    $9,365      $33,949    $26,903    $69,306
Number of loans originated                       9,432      10,664       9,121       651        2,559      1,955      5,263

Dealer-partners:
  Number of active dealer-partners(1)              196         205         215        45          148        151        296
  Loans per active dealer-partner                 48.1        52.0        42.4      14.5         17.3       12.9       17.8
  Average loan size                           $   12.9    $   13.3    $   13.5    $ 14.4      $  13.3    $  13.8    $  13.2

     (1) Active dealer-partners are dealer-partners who submitted at least one loan during the period.

          The reduction in loan origination volume for the three and six months ended June 30, 2002 is a result of the Company's increased focus on improving return on capital. To improve the United Kingdom's return on capital the Company has increased the spread between the advance rate and the forecasted collection rate. In order for these changes to result in improved returns on capital, increased unit volume will be required in order to absorb fixed operating expenses.

     Automobile Leasing

          The following table presents certain income statement data for the Company's Automobile Leasing operations as a percent of average capital invested, for the periods indicated.

(Dollars in thousands, except per share data)                    THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                                    JUNE 30, 2002                         JUNE 30, 2001
                                                         ---------------------------------     --------------------------------
                                                           REPORTED           % OF CAPITAL      REPORTED           % OF CAPITAL
                                                         -----------          ------------     -----------         ------------

REVENUE:
Lease revenue                                            $     4,428               62.6%       $     5,573               60.4%
Other income                                                     353                5.0                296                3.2
                                                         -----------               ----        -----------              -----
     Total revenue                                             4,781               67.6              5,869               63.6
COSTS AND EXPENSES:
Operating expenses                                               820               11.6              1,145               12.4
Provision for credit losses                                    1,330               18.8              1,574               17.1
Depreciation of leased assets                                  2,566               36.3              3,169               34.3
Interest                                                         584                8.3              1,004               10.9
                                                         -----------               ----        -----------              -----
     Total costs and expenses                                  5,300               75.0              6,892               74.7
                                                         -----------               ----        -----------              -----

Operating loss                                                  (519)              (7.3)            (1,023)             (11.1)
Credit for income taxes                                         (214)              (3.0)              (373)              (4.0)
                                                         -----------               ----        -----------              -----
Net loss                                                 $      (305)              (4.3)%      $      (650)              (7.1)%
                                                         ===========               ====        ===========              =====

Return on capital ("ROC")*                                       1.1%                                  0.0%
Weighted average cost of capital ("WACC")*                      10.0%                                 10.4%
                                                         -----------                           -----------
Spread                                                          (8.9%)                               (10.4%)
Average capital*                                         $    28,278                           $    36,921
Economic loss*                                           $      (629)                          $      (961)
Adjusted weighted average shares outstanding*             47,207,810                            46,865,471
Economic loss per share*                                 $     (0.01)                          $     (0.02)


(Dollars in thousands, except per share data)                   SIX MONTHS ENDED                       SIX MONTHS ENDED
                                                                  JUNE 30, 2002                          JUNE 30, 2001
                                                        ---------------------------------       --------------------------------
                                                          REPORTED           % OF CAPITAL         REPORTED          % OF CAPITAL
                                                        -----------          ------------       -----------         ------------

REVENUE:
Lease revenue                                           $     9,587               60.4%         $    10,640              58.0%
Other income                                                    684                4.3                  604               3.2
                                                        -----------               ----          -----------             -----
     Total revenue                                           10,271               64.7               11,244              61.2
COSTS AND EXPENSES:
Operating expenses                                            2,080               13.1                2,465              13.4
Provision for credit losses                                   2,849               18.0                2,809              15.3
Depreciation of leased assets                                 5,507               34.7                6,098              33.3
Interest                                                      1,200                7.5                2,027              11.0
                                                        -----------               ----          -----------             -----
     Total costs and expenses                                11,636               73.3               13,399              73.0
                                                        -----------               ----          -----------             -----

Operating loss                                               (1,365)              (8.6)              (2,155)            (11.8)
Credit for income taxes                                        (509)              (3.2)                (765)             (4.2)
                                                        -----------               ----          -----------             -----
Net loss                                                $      (856)              (5.4)%        $    (1,390)             (7.6)%
                                                        ===========               ====          ===========             =====
Return on capital ("ROC")*                                     (0.5%)                                  (0.4%)
Weighted average cost of capital ("WACC")*                      9.7%                                   10.5%
                                                        -----------                             -----------
Spread                                                        (10.2%)                                 (10.9%)
Average capital*                                        $    31,722                             $    36,683
Economic loss*                                          $    (1,617)                            $    (2,002)
Adjusted weighted average shares outstanding*            47,159,165                              47,075,250
Economic loss per share*                                $     (0.03)                            $     (0.04)

* For further explanation see corresponding footnotes in the Consolidated section.

          Lease revenue. Lease revenue, as a percent of average capital, increased to 62.6% and 60.4% for the three and six months ended June 30, 2002 from 60.4% and 58.0% for the same periods in 2001. The increases were primarily due to an increase in the age of the lease portfolio due to the Company's decision to stop originating automobile leases in January 2002. The liquidation of the leasing portfolio has reduced the average capital employed in the leasing operation for the three and six months ended June 30, 2002. Accounting for operating leases requires straight-line revenue recognition. Straight-line revenue recognition when combined with a declining capital base results in an increase in lease revenue as a percentage of average capital.

          Other income. Other income, as a percent of average capital, increased to 5.0% and 4.3% for the three and six months ended June 30, 2002 from 3.2% for the same periods in 2001. These increases were primarily the result of an increase in gains recognized on leases terminated before their maturity date.

          Operating expenses. Operating expenses, as a percent of average capital, decreased to 11.6% and 13.1% for the three and six months ended June 30, 2002 from 12.4% and 13.4% for the same periods in 2001. These decreases were primarily a result of a decrease in sales and marketing expenses due to discontinuing automobile lease originations in January 2002. For the six months ended June 30, 2002, the decrease was partially offset by an increase in the provision for uncollectible receivables from dealer-partners for ancillary product charge backs on repossessed leased vehicles.

          Provision for credit losses. Provision for credit losses, as a percent of average capital, increased to 18.8% and 18.0% for the three and six months ended June 30, 2002 from 17.1% and 15.3% for the same periods in 2001. These increases in the provision were primarily due to increased frequency of lease repossessions and an increase in the estimated average loss per repossessed vehicle.

          Depreciation of leased assets. Depreciation of leased assets, including the amortization of indirect lease costs, is recorded on a straight-line basis to the residual value of leased vehicles over their scheduled lease terms. Depreciation expense, as a percent of average capital, increased to 36.3% and 34.7% for the three and six months ended June 30, 2002 from 34.3% and 33.3% for the same periods in 2001. These increases were primarily to an increase in the age of the lease portfolio and the resulting impact of recording depreciation on a straight-line basis over the lease term when combined with a decline in capital.

          Credit for income taxes. The credit for income taxes, as a percent of average capital, decreased to (3.0%) and (3.2%) for the three and six months ended June 30, 2002 from (4.0%) and (4.2%) for the same periods in 2001 as a result of a reduction in the pre-tax loss for the three and six months ended June 30, 2002 compared to the same periods in 2001.

          Return on capital. The return on capital increased to 1.1% for the three months ended June 30, 2002 from (0.0%) for the same period in 2001. This increase was primarily due to an increase in revenue, as a percent of average capital, partially offset by increases in the provision for credit losses and depreciation of leased assets, as a percent of average capital, as described above. The return on capital decreased to (0.5%) for the six months ended June 30, 2002 from (0.4%) for the same period in 2001. This decrease was primarily due to increases in the provision for credit losses and depreciation of leased assets, as a percent of average capital, partially offset by an increase in revenue, as a percent of average capital, as described above.

          Average capital. Average capital decreased to $28.3 million and $31.7 million for the three and six months ended June 30, 2002 from $36.9 million and $36.7 million for the same periods in 2001. This decrease is the result of the Company's decision to stop originating automobile leases in January 2002.


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

          Because the Company believes that accurately understanding and managing the cost of options is essential, over the last three years, the Company has developed the following practices regarding stock options:

     - When options are issued, the Company's general practice is to repurchase the same number of shares. Future options will have a strike price no less than the average price of the repurchased shares. For shareholders, the only impact of options therefore is the capital used to repurchase shares is no longer available to invest in income producing assets. This cost, the opportunity cost of the capital used to repurchase shares until the capital is returned upon option exercise, already reduces the Company's reported earnings.

     - Option grants are predominantly performance-based, with appropriately aggressive vesting targets. The Company believes that these options properly align the interests of management and shareholders by rewarding management only for exceptional business performance.

     - The calculation of economic profit (loss) includes three adjustments to the Company's results reported under GAAP to reflect the cost of options. First, to avoid double counting, the GAAP expense recorded for performance options is added back. Second, all options outstanding are included in the Company's fully diluted share base. Finally, economic profit (loss) includes a charge for the capital used to repurchase shares covering options grants. The Company's method of measuring options in the calculation of economic profit (loss) is conservative in two respects. First, the tax benefits of options have not been included in the Company's calculation. Because option expense is deducted for tax purposes upon exercise, more capital will be returned to the Company upon exercise than is invested in repurchased shares. Second, options may be cancelled due to turnover or the failure to meet performance targets. Cancellations will be factored in as they occur. One additional risk is assumed. Should options be issued and shares repurchased above intrinsic value, and the options subsequently expire unexercised, a loss equal to the amount paid above intrinsic value would be incurred.

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


CRITICAL ACCOUNTING POLICIES

          The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the reserve for advance losses, the allowance for credit losses, and the allowance for lease vehicle losses. Item 7 of the Company's Annual Report on Form 10-K discusses several critical accounting policies, which the Company believes involve a high degree of judgment and complexity. There have been no material changes to that information during the six months ended June 30, 2002.


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

          The Company's cash flow requirements are dependent on future levels of automobile loan originations. In the three and six months ended June 30, 2002, the Company experienced a decrease in originations over the same periods in 2001. This decrease is the result of the Company's increased focus on improving the return on capital. Once return on capital goals have been met, the Company will focus on increasing the amount of capital invested through increasing the number of dealer-partners and the number of loans originated per dealer-partner.

          The Company currently finances its operations through: (i) a bank line of credit facility; (ii) secured financings; and (iii) a mortgage note.

          Line of Credit Facility - At June 30, 2002, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility, which was renewed on June 10, 2002, has a commitment period through June 9, 2003, with a one-year term out option at the request of the Company provided that no event of default then exists. The agreement provides that, at the Company's discretion, interest is payable at either the eurodollar rate plus 140 basis points, or at the prime rate (4.75% as of June 30, 2002). The eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of advances to dealer-partners and leased vehicles (as reflected in the consolidated financial statements and related notes), less a hedging reserve (not exceeding $1,000,000), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay an annual agent's fee and a quarterly commitment fee of 0.60% on the amount of the commitment. As of June 30, 2002, there was approximately $91.3 million outstanding under this facility. Since this credit facility expires on June 9, 2003, the Company will be required to renew the facility or refinance any amounts outstanding under this facility on or before such date. The Company believes that the $135.0 million credit facility will be renewed with similar terms and a similar commitment amount. The Company also maintains a small line of credit agreement in Canada to fund daily cash requirements within this operation.

          Secured Financing - The Company's wholly-owned subsidiary, CAC Funding Corp. ("Funding"), has completed seven secured financing transactions with an institutional investor through June 30, 2002, two of which remain outstanding. The remaining secured financings include the July 23, 2001 and November 5, 2001 transactions, in which Funding received $61.0 million and $62.0 million in financing, respectively. In connection with these transactions, the Company contributed dealer-partner advances having a carrying amount of approximately $83.0 million and $96.0 million for the July 2001 and November 2001 secured financings, respectively, to Funding, which, in turn, pledged them as collateral to an institutional investor to secure loans that funded the purchase price of the dealer-partner advances. The proceeds of the secured financings were used by the Company to reduce outstanding borrowings under the Company's credit facility. The secured financings create loans for which Funding is liable and are non-recourse to the Company, even though Funding and the Company are consolidated for financial reporting purposes. Such loans bear interest at a floating rate equal to the commercial paper rate plus 50 basis points with a maximum of 7.5% and 6.5% for the July 23, 2001 and November 5, 2001 secured financings, respectively. As Funding is organized as a separate legal entity from the Company, assets of Funding (including the contributed dealer-partner advances) will not be available to satisfy the general obligations of the Company. Substantially all the assets of Funding have been encumbered to secure Funding's obligations to its creditors. In the six months following the July 2001 and the four months following the November 2001 financings, the Company and Funding received additional proceeds by having the Company contribute additional dealer-partner advances to Funding, which could then be used by Funding as collateral to support additional borrowings. To the extent permitted by its creditors, Funding would be able to use the proceeds of borrowings to pay the purchase price of dealer-partner advances or to make advances or distributions to the Company. Such financings are secured by Funding's dealer-partner advances, Funding's rights to collections on the related automobile loans receivable and certain related assets up to the sum of Funding's dealer-partner advances and the Company's servicing fee. The Company receives a monthly servicing fee paid by the institutional investor equal to 6% of the collections on Funding's automobile loans receivable for the July 2001 and November 2001 secured financings. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of collections on the automobile loans receivable until Funding's underlying indebtedness is paid in full either through collections on the related automobile loans or through a prepayment of the indebtedness.

     In the first quarter 2002, the Company was informed that the institutional investor, which provided the Company's secured financings, would no longer provide the Company with future secured financings. The Company is considering several alternatives for replacing the financing provided by this institutional investor. However, approval for replacement financing has not been obtained by the Company. Failure to replace this financing could materially adversely impact future operations.

          A summary of the secured financing transactions is as follows (dollars in thousands):

                                                                                                      Balance as
                                                   Secured Financing          Secured Dealer           Percent of
          Issue                       Original        Balance at            Advance Balance at         Original
          Number     Close Date        Balance       June 30, 2002            June 30, 2002             Balance
          ------    -------------     --------     -----------------        ------------------        -----------
          1998-A        July 1998     $ 50,000        Paid in full              Paid in full              0.0%
          1999-A        July 1999       50,000        Paid in full              Paid in full              0.0
          1999-B    December 1999       50,000        Paid in full              Paid in full              0.0
          2000-A      August 2000       65,000        Paid in full              Paid in full              0.0
          2001-A       March 2001       97,100        Paid in full              Paid in full              0.0
          2001-B        July 2001       60,845             $27,128*                 $ 71,073             44.6
          2001-C    November 2001       61,795              37,973**                  76,636             61.4
                                      --------        ------------              ------------
                                      $434,740             $65,101                  $147,709
                                      ========        ============              ============

          * Bears an interest rate of 2.5% and is anticipated to fully amortize within 7 months as of June 30, 2002
          ** Bears an interest rate of 2.5% and is anticipated to fully amortize within 9 months as of June 30, 2002

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

          A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                                                 PERIOD OF REPAYMENT
CONTRACTUAL OBLIGATIONS                                < 1 YEAR         1-3 YEARS       > 3 YEARS          TOTAL
                                                       --------         ---------       ---------         --------
Secured financings                                     $ 65,101           $    -           $  -           $ 65,101
Line of Credit                                           91,272                -              -             91,272
Mortgage Note                                               749            5,813              -              6,562
Capital lease obligations                                   229              327              -                556
Non-cancelable operating lease obligations                  626              876            475              1,977
                                                       --------           ------           ----           --------
     Total contractual cash obligations                $157,977           $7,016           $475           $165,468
                                                       ========           ======           ====           ========

          Repurchase and Retirement of Common Stock - In 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 1999. That program authorized the Company to purchase up to 1,000,000 common shares on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. On each of February 7, 2000, June 7, 2000, July 13, 2000, November 10, 2000, and May 20,
2002 the Company's Board of Directors authorized increases in the Company's stock repurchase program of an additional 1,000,000 shares. As of June 30, 2002, the Company has repurchased approximately 4.9 million shares of the 6.0 million shares authorized to be repurchased under this program at a cost of $29,948,000. The six million shares, which can be repurchased through the open market or in privately negotiated transactions, represent approximately 13.0% of the shares outstanding at the beginning of the program.

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

FORWARD-LOOKING STATEMENTS

          The foregoing discussion and analysis contains a number of forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. These forward-looking statements represent the Company's outlook only as of the date of this report. While the Company believes that its forward-looking statements are reasonable, actual results could differ materially since the statements are based on the Company's current expectations, which are subject to risks and uncertainties. These risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including forms 8-K, 10-Q and 10-K, and include, among others, increased competition from traditional financing sources and from non-traditional lenders, the unavailability of funding at competitive rates of interest or the Company's potential inability to continue to obtain third party financing on favorable terms, the Company's potential inability to generate sufficient cash flow to service its debt and fund its future operations, adverse changes in applicable laws and regulations, adverse changes in economic conditions, adverse changes in the automobile or finance industries or in the non-prime consumer finance market, the Company's potential inability to maintain or increase the volume of automobile loans, the Company's potential inability to accurately forecast and estimate future collections and collection rates and the associated default risk, the Company's potential inability to accurately estimate the residual values of leased vehicles, an increase in the amount or severity of litigation against the Company, the loss of key management personnel, and the effect of terrorist attacks and potential attacks.

          Other factors not currently anticipated by management may also materially and adversely affect the Company's results of operations. The Company does not undertake, and expressly disclaim any obligation, to update or alter its forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

          Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a complete discussion of the Company's market risk.

          Subsequent to June 30, 2002, the Company sold two of its interest rate cap agreements. The Company recognized a gain on the sale of the interest rate caps. In addition, the Company restructured two interest rate caps by accelerating the maturity of the caps related to the July 2001 and November 2001 secured financings to July 2002 and December 2003 from November 2006 and December 2006, respectively. The restructuring resulted in a gain. The maximum rate under the caps remained unchanged at 7.5% and 6.5% for the July 2001 and November 2001 secured financings, respectively. The sale and restructuring of the interest rate caps did not have a material effect on the Company's financial condition or results of operations. Based on the difference between the Company's rates on its secured financings at June 30, 2002 and the interest rate caps, the Company's maximum interest rate risk on the July 2001 and November 2001 secured financings is 5.0% and 4.0%, respectively.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

          The Company believes that the structure of its dealer-partner programs and ancillary products, including the terms and conditions of its servicing agreement, may mitigate its risk of loss in any such litigation and that it has taken prudent steps to address the litigation risks associated with its business activities. However, there can be no assurance that future litigation will not have a material adverse impact on the Company's financial condition or results of operations.

          The Company is currently a defendant in a class action proceeding commenced on October 15, 1996 in the United States District Court for the Western District of Missouri seeking money damages for alleged violations of a number of state and federal consumer protection laws (the "Missouri Litigation"). On October 9, 1997, the District Court certified two classes on the claims brought against the Company, one relating to alleged overcharges of official fees, the other relating to alleged overcharges of post-maturity interest. On August 4, 1998, the District Court granted partial summary judgment on liability in favor of the plaintiffs on the interest overcharge claims based upon the District Court's finding of certain violations but denied summary judgment on certain other claims. The District Court also entered a number of permanent injunctions, which among other things, restrained the Company from collecting on certain class accounts. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable as of right, the Company appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit. Oral argument on the appeals was heard on April 19, 1999. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit overturned the August 4, 1998 partial summary judgment order and injunctions against the Company. The Court of Appeals held that the District Court lacked jurisdiction over the interest overcharge claims and directed the District Court to sever those claims and remand them to state court. On February 18, 2000, the District Court entered an order remanding the post-maturity interest class to Missouri state court while retaining jurisdiction on the official fee class. The Company then filed a motion requesting that the District Court reconsider that portion of its order of August 4, 1998, in which the District Court had denied the Company's motion to dismiss the federal official fee overcharge claims. On May 26, 2000, the District Court entered an order dismissing the federal official fee claims against the Company and directed the Clerk of the Court to remand the remaining state law official fee claims to the appropriate state court. On September 18, 2001, the Circuit Court of Jackson County, Missouri mailed an order assigning this matter to a judge. A status conference with the new state court judge was held on July 18, 2002 at which the Court set a timetable for the parties to file additional pleadings on the case. The Company will continue its vigorous defense of all remaining claims. However, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

          The Company is currently a defendant in a private attorney general action in the Superior court of the State of California, County if Alameda, brought on behalf of the general public, pursuant to California's Unfair Competition Law, Business and Professions Code Section 17200, et seq. On January 24, 2001, plaintiffs filed this action alleging that he Company's notices of repossession served within four years proceeding the filing of the complaint did not comply with the statutory requirements of California's Rees-Levering Automobile Finance Act, Civil Code Section 2981, et seq. Plaintiff, who is not a debtor on any automobile loan assigned to the Company, contends that the alleged violations of the Rees-Levering Act and the Company's efforts to collect the balance due after sale of the repossessed vehicles constitute unfair and fraudulent business practices for which the plaintiff seeks relief under Business and Professions Code Section 17203. The plaintiff seeks restitution on behalf of debtors on automobile loans assigned to the Company for the amounts that the Company has collected on deficiency balances remaining after the disposition of repossessed vehicles, interest and profit thereon, correction of account balances and credit reporting, interest and attorney's fees. The Company has answered the complaint generally denying all of its allegations and asserting a number of affirmative defenses. On May 20, 2002, the court found that the Company's notices did not comply with the Rees-Levering Act, awarded restitution of all post sale collections made on accounts that were sent notices between January 23, 1997 and July 5, 1999 in an amount to be determined in further proceedings, and enjoined collection of any deficiency on such accounts. A final order has not been entered as yet and the Company is considering future action, including the possibility of an appeal or settlement. The Company will continue its vigorous defense of all claims. The Company does not expect this matter to have a material adverse impact on the Company's' financial condition or results of operations.

          The Company has reached an agreement with the Internal Revenue Service as the result of an examination of its tax years ended December 31, 1993, 1994 and 1995. This agreement requires changes in some tax accounting methods with respect to the timing of income recognition. The Company has filed amended returns for the tax years ended December 31, 1996, 1997, 1998 and 1999 utilizing or employing the new methods. Pursuant to the agreement and the filed amended returns, the Company has recorded an additional current tax liability and a reduction to its deferred tax liability of $3.5 million. The agreement also requires the Company to recognize interest income and interest expense for the years in question. No interest amounts have been recorded, as the amounts and timing of such items cannot be determined at this time. The Company believes that the amount of interest owed to the Company will exceed the amount of interest owed by the Company and that payment of these amounts will occur prior to December 31, 2002. These amounts will be recognized as current period income and expense, which in the aggregate may have a material positive impact on the Company's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its Annual Meeting of Shareholders on May 9, 2002 at which the shareholders considered the following:

          1. The election of six directors. The following table sets forth the number of votes for and withheld with respect to each nominee.

               Nominee                               Votes For               Votes Withheld
               -------                               ---------               --------------
               Brett A. Roberts                      37,715,495                  117,922
               Donald A. Foss                        37,715,495                  117,922
               Harry E. Craig                        37,801,385                   32,032
               Sam M. LaFata                         37,801,385                   32,032
               Daniel P. Leff                        37,713,917                  119,500
               Thomas N. Tryforos                    37,802,185                   31,232


          2.   To approve a proposal to adopt the Director Stock Option Plan.

                       Votes For                Votes Against              Abstain
                       ---------                -------------              -------
                       36,032,996                 1,786,640                 13,781


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               See Index of Exhibits following the signature page.

          (b)  Reports on Form 8-K

               The Company was not required to file a current report on Form 8-K during the quarter ended June 30, 2002 and none were filed during that period.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CREDIT ACCEPTANCE CORPORATION
                                           (Registrant)

                                           By: /s/ Douglas W. Busk
                                           -------------------------------------
                                           Douglas W. Busk
                                           Chief Financial Officer and Treasurer
                                           August 14, 2002

                                           (Principal Financial, Accounting
                                           Officer and Duly Authorized Officer)

                                INDEX OF EXHIBITS

Exhibit
   No.                               Description
--------  ---------------------------------------------------------------------
4(f)(39)  Amendment No. 2 dated June 11, 2002 to Amended and Restated Credit
          Agreement dated June 11, 2001 among the Company, Comerica Bank,
          LaSalle Bank National, Harris Trust and Savings Bank, Fifth Third
          Bank, Bank of America, N.A., and National City Bank

4(f)(40)  Second Amendment dated as of June 10, 2002 to the Intercreditor
          Agreement dated as of December 15, 1998 among Comerica Bank, as
          Collateral Agent, and various lenders and note holders

4(f)(41)  Second Amendment, dated June 10, 2002 to Second Amended and Restated
          Security Agreement, dated June 11, 2001 between Comerica Bank, as
          Collateral Agent and the Company

99(a)     Certification of Chief Executive Officer, Pursuant to 18 U.S.C.
          Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.

99(b)     Certification of Chief Financial Officer, Pursuant to 18 U.S.C.
          Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.