Form 10-Q
period 2002-09-30
CREDIT ACCEPTANCE CORPORATION
filed 2002-11-15
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares outstanding of Common Stock, par value $.01, on November 1, 2002 was 42,382,344.

                                TABLE OF CONTENTS

                         PART I. - FINANCIAL INFORMATION

ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS

                 Consolidated Income Statements -
                   Three and nine months ended September 30, 2002
                   and September 30, 2001                                     1

                 Consolidated Balance Sheets -
                   As of September 30, 2002 and December 31, 2001             2

                 Consolidated Statements of Cash Flows -
                   Nine months ended September 30, 2002 and
                   September 30, 2001                                         3

                 Notes to Consolidated Financial Statements                   4

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    9
                 AND RESULTS OF OPERATIONS

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS   26

ITEM 4.        CONTROLS AND PROCEDURES                                       26

                          PART II. - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                             27

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                              27

SIGNATURE                                                                    28

CERTIFICATIONS                                                               29

INDEX OF EXHIBITS                                                            31

EXHIBITS

                         PART I. - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS


(Dollars in thousands, except per share data)           THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,                            SEPTEMBER 30,
                                                ---------------------------------         --------------------------------
                                                    2002                  2001                 2002               2001
                                                ------------         ------------         ------------        ------------
                                                          (Unaudited)                               (Unaudited)
REVENUE:
  Finance charges                               $     23,783         $     23,289         $     74,190        $     66,183
  Lease revenue                                        3,614                5,728               13,201              16,368
  Other income                                        15,036                7,850               32,489              26,332
                                                ------------         ------------         ------------        ------------
    Total revenue                                     42,433               36,867              119,880             108,883
                                                ------------         ------------         ------------        ------------
COSTS AND EXPENSES:
  Operating expenses                                  16,389               15,585               49,446              46,208
  Provision for credit losses                          7,048                2,632               13,599               8,352
  Depreciation of leased assets                        2,251                3,172                7,758               9,270
  Interest                                             2,364                3,887                7,126              11,708
                                                ------------         ------------         ------------        ------------
    Total costs and expenses                          28,052               25,276               77,929              75,538
                                                ------------         ------------         ------------        ------------
Operating income                                      14,381               11,591               41,951              33,345
  Foreign exchange gain (loss)                           (25)                  (9)                   2                 (41)
                                                ------------         ------------         ------------        ------------
Income before provision for income taxes              14,356               11,582               41,953              33,304
  Provision for income taxes                           4,925                3,937               17,658              11,341
                                                ------------         ------------         ------------        ------------
Net income                                      $      9,431         $      7,645         $     24,295        $     21,963
                                                ============         ============         ============        ============
Net income per common share:
  Basic                                         $       0.22         $       0.18         $       0.57        $       0.52
                                                ============         ============         ============        ============
  Diluted                                       $       0.22         $       0.18         $       0.56        $       0.51
                                                ============         ============         ============        ============
Weighted average shares outstanding:
  Basic                                           42,363,895           41,997,434           42,457,425          42,153,090
  Diluted                                         43,122,046           43,594,725           43,517,380          43,027,573




          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                                                       AS OF
                                                                             -------------------------------------
                                                                             SEPTEMBER 30, 2002  DECEMBER 31, 2001
                                                                             ------------------  -----------------
                                    ASSETS:                                    (Unaudited)
  Cash and cash equivalents                                                           $  12,443         $  15,773
  Investments -- held to maturity                                                           175               173

  Automobile loans receivable                                                           795,581           762,031
  Allowance for credit losses                                                            (5,479)           (4,745)
                                                                                      ---------         ---------
        Automobile loans receivable, net                                                790,102           757,286
                                                                                      ---------         ---------


  Floor plan receivables, net                                                              5,261             6,446
  Notes receivable, net                                                                    8,492            11,167
  Investment in operating leases, net                                                     23,222            42,774
  Property and equipment, net                                                             20,532            19,646
  Other assets                                                                             6,080             8,169
                                                                                       ---------         ---------
        Total Assets                                                                   $ 866,307         $ 861,434
                                                                                       =========         =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Lines of credit                                                                      $  96,811         $  73,215
  Secured financing                                                                       30,257           122,396
  Mortgage note                                                                            6,381             6,918
  Capital lease obligations                                                                1,029                 -
  Accounts payable and accrued liabilities                                                32,496            39,307
  Dealer holdbacks, net                                                                  361,177           315,393
  Deferred income taxes, net                                                              18,059            10,668
  Income taxes payable                                                                     2,489             5,098
                                                                                       ---------         ---------
        Total Liabilities                                                                548,699           572,995
                                                                                       ---------         ---------
SHAREHOLDERS' EQUITY:
  Common stock                                                                               417               422
  Paid-in capital                                                                        107,571           109,000
  Retained earnings                                                                      209,451           185,156
  Accumulated other comprehensive income (loss)-cumulative translation adjustment            169            (6,139)
                                                                                       ---------         ---------
        Total Shareholders' Equity                                                       317,608           288,439
                                                                                       ---------         ---------
        Total Liabilities and Shareholders' Equity                                     $ 866,307         $ 861,434
                                                                                       =========         =========

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



(Dollars in thousands)                                                              NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                               -----------------------------
                                                                                   2002              2001
                                                                               ---------           ---------
                                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  24,295           $  21,963
  Adjustments to reconcile net cash provided by operating activities:
    Provision for credit losses                                                   13,599               8,352
    Depreciation                                                                   3,719               3,276
    Depreciation of leased assets                                                  7,758               9,270
    Gain on securitization clean-up                                                    -              (1,082)
    Loss on retirement of property and equipment                                     276                   -
    Provision (credit) for deferred income taxes                                   7,391              (1,455)
    Tax benefit from exercise of stock options                                     1,571                   -
  Change in operating assets and liabilities:
    Accounts payable and accrued liabilities                                      (6,758)              8,762
    Income taxes payable                                                          (2,609)              7,365
    Income taxes receivable                                                            -                 351
    Lease payment receivable                                                         872                (486)
    Unearned insurance premiums, insurance reserves and fees                      (2,314)               (467)
    Deferred dealer enrollment fees, net                                             (53)                933
    Other assets                                                                   2,089              (1,360)
                                                                               ---------           ---------
       Net cash provided by operating activities                                  49,836              55,422
                                                                               ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on automobile loans receivable                             255,038             228,811
  Advances to dealers                                                           (223,591)           (288,189)
  Payments of dealer holdback                                                    (25,746)            (22,716)
  Operating lease acquisitions                                                      (874)            (21,399)
  Deferred costs from lease acquisitions                                            (201)             (2,866)
  Operating lease liquidations                                                     7,977               8,743
  Decreases in floor plan receivables                                              1,185               1,379
  Decrease (increase) in notes receivable                                          2,675              (4,477)
  Purchases of property and equipment                                             (4,881)             (4,748)
                                                                               ---------           ---------
       Net cash provided by (used in) investing activities                        11,582            (105,462)
                                                                               ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds under lines of credit, net                                             23,596              25,146
  Proceeds from secured financings                                                28,551             165,412
  Repayments of secured financings                                              (120,690)           (107,782)
  Net proceeds under capital lease obligation                                      1,029                   -
  Repayment of senior notes and mortgage note                                       (537)             (8,453)
  Repurchase of common stock                                                      (6,588)             (3,224)
  Proceeds from stock options exercised                                            3,583               1,094
                                                                               ---------           ---------
       Net cash (used in) provided by financing activities                       (71,056)             72,193
                                                                               ---------           ---------
       Effect of exchange rate changes on cash                                     6,308              (1,051)
                                                                               ---------           ---------
Net (decrease) increase in cash and cash equivalents                              (3,330)             21,102
  Cash and cash equivalents, beginning of period                                  15,773              21,316
                                                                               ---------           ---------
  Cash and cash equivalents, end of period                                     $  12,443           $  42,418
                                                                               =========           =========

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

         The Company changed its accounting methods in the United Kingdom with respect to certain ancillary products. This change was the result of a complete review of the Company's revenue recognition policies. This review confirmed the Company's revenue recognition methods in North America and determined that, while conservative, the policies relative to ancillary product revenue recognition in the United Kingdom were inconsistent with those employed in North America.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       ACCOUNTING STANDARDS

         Pursuant to SFAS No. 144, an impairment analysis is performed on the net asset value of the leasing operation on a quarterly basis. This analysis compares the undiscounted forecasted future net cash flows relating to the automobile leasing operation to the net asset value of this operation at the balance sheet date. Due to the Company's limited experience in the leasing business, a substantial amount of uncertainty exists in the forecast of the future net cash flows that will be generated by this operation. Based upon management's analysis, no write down of the net asset value of the leasing operation was necessary at September 30, 2002. In future periods, if management's analysis indicates that future cash flows from the leasing operation are less than the leasing operation's net asset value, an expense to reduce the net asset value of the operation will be recorded.

3.       AUTOMOBILE LOANS RECEIVABLE

         Automobile loans receivable consisted of the following (in thousands):



                                                                                   AS OF
                                                               -----------------------------------------------
                                                                 SEPTEMBER 30, 2002       DECEMBER 31, 2001
                                                               -----------------------  ----------------------
                                                                     (Unaudited)
Gross automobile loans receivable                                     $ 941,107                $ 906,808
Unearned finance charges                                               (141,596)                (138,533)
Unearned insurance premiums, insurance reserves and fees                 (3,930)                  (6,244)
                                                                      ---------                ---------
Automobile loans receivable                                           $ 795,581                $ 762,031
                                                                      =========                =========

Non-accrual automobile loans                                          $ 220,050                $ 181,759
                                                                      =========                =========

Non-accrual automobile loans as a percent of total
          gross automobile loans                                           23.4%                    20.0%
                                                                      =========                =========

3.       AUTOMOBILE LOANS RECEIVABLE - (CONCLUDED)

         A summary of changes in gross automobile loans receivable is as follows (in thousands):

                                                              THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------  ---------------------------------
                                                                   2002             2001             2002              2001
                                                              ---------------   --------------  ---------------   ---------------
                                                                         (Unaudited)                       (Unaudited)
Balance, beginning of period                                      $  944,170       $  807,281       $  906,808        $  674,402
Gross amount of automobile loans accepted                            146,263          200,698          485,164           612,243
Legal and repossession fees                                            5,366            5,680           17,710            17,711
Gross automobile loans reacquired from securitization                      -                -                -             2,918
Cash collections on automobile loans accepted                      (113,149)        (110,853)        (351,852)         (322,953)
Charge-offs                                                         (46,058)         (28,392)        (127,582)          (97,875)
Currency translation                                                   4,515            8,406           10,859           (3,626)
                                                              ---------------   --------------  ---------------   ---------------
Balance, end of period                                            $  941,107       $  882,820       $  941,107        $  882,820
                                                              ===============   ==============  ===============   ===============

         A summary of the allowance for credit losses is as follows (in thousands):



                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                    --------------------------------   --------------------------------
                                                         2002             2001              2002             2001
                                                    ---------------   --------------   ---------------  ---------------
                                                               (Unaudited)                        (Unaudited)
Balance, beginning of period                             $   5,028        $   3,784         $   4,745        $   4,640
Provision for loan losses                                    1,374              537             2,325              537
Charge-offs                                                   (952)            (127)           (1,685)            (926)
Currency translation                                            29               47                94              (10)
                                                    ---------------   --------------   ---------------  ---------------
Balance, end of period                                   $   5,479        $   4,241         $   5,479        $   4,241
                                                    ===============   ==============   ===============  ===============


4.       INVESTMENT IN OPERATING LEASES

         The composition of net investment in operating leases consisted of the following (in thousands):

                                                                                  AS OF
                                                               --------------------------------------------
                                                                 SEPTEMBER 30, 2002      DECEMBER 31, 2001
                                                               ---------------------   --------------------
                                                                       (Unaudited)
Gross leased assets                                                  $        34,100         $       50,054
Accumulated depreciation                                                    (12,624)               (11,657)
Gross deferred costs                                                           4,589                  6,831
Accumulated amortization of deferred costs                                   (2,808)                (2,786)
Lease payments receivable                                                      2,420                  3,308
                                                                     ---------------        ---------------
Investment in operating leases                                                25,677                 45,750
Less: Allowance for lease vehicle losses                                     (2,455)                (2,976)
                                                                     ---------------        ---------------
Investment in operating leases, net                                  $        23,222        $        42,774
                                                                     ===============        ===============

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.       INVESTMENT IN OPERATING LEASES - (CONCLUDED)

         A summary of changes in the investment in operating leases is as follows (in thousands):


                                                        THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------- --------------------------------
                                                           2002              2001            2002             2001
                                                        --------------   --------------- ---------------  ---------------
                                                                 (Unaudited)                      (Unaudited)
Balance, beginning of period                               $  31,526         $  49,872       $  45,750        $  44,944
Gross operating leases originated                                  -             5,105           1,075           24,265
Depreciation of operating leases                             (2,251)           (3,172)         (7,758)          (9,270)
Lease payments due                                             3,670             5,664          13,067           16,125
Collections on operating leases                              (3,506)           (4,925)        (12,147)         (14,171)
Charge-offs                                                    (501)             (476)         (1,792)          (1,468)
Operating lease liquidations                                 (3,054)           (3,943)        (12,571)         (12,329)
Currency translation                                           (207)             (164)              53            (135)
                                                       --------------   --------------- ---------------  ---------------
Balance, end of period                                     $  25,677         $  47,961       $  25,677        $  47,961
                                                       ==============   =============== ===============  ===============


         A summary of the allowance for lease vehicle losses (in thousands):

                                                     THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------   --------------------------------
                                                         2002             2001              2002             2001
                                                    ---------------   --------------   ---------------  ---------------
                                                              (Unaudited)                        (Unaudited)
Balance, beginning of period                             $   2,280        $   2,332         $   2,976        $   2,023
Provision for lease vehicle losses                           1,250            1,688             4,020            4,498
Charge-offs                                                (1,075)          (1,256)           (4,541)          (3,757)
                                                    ---------------   --------------   ---------------  ---------------
Balance, end of period                                   $   2,455        $   2,764         $   2,455        $   2,764
                                                    ===============   ==============   ===============  ===============



5.       DEALER HOLDBACKS AND RESERVE FOR ADVANCE LOSSES

         Dealer holdbacks consisted of the following (in thousands):

                                                                                       AS OF
                                                                   ----------------------------------------------
                                                                    SEPTEMBER 30, 2002       DECEMBER 31, 2001
                                                                   ----------------------  ----------------------
                                                                        (Unaudited)
Dealer holdbacks                                                             $   752,027             $  721,365
Less: advances (net of reserve of $12,089 and $9,161
  at September 30, 2002 and December 31, 2001, respectively)                   (390,850)               (405,972)
                                                                         ----------------       -----------------
Dealer holdbacks, net                                                        $   361,177             $   315,393
                                                                         ================       =================


5.       DEALER HOLDBACKS AND RESERVE FOR ADVANCE LOSSES - (CONCLUDED)

         A summary of the change in the reserve for advance losses (classified with net dealer holdbacks in the accompanying balance sheets) is as follows (in thousands):


                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                    --------------------------------   --------------------------------
                                                        2002              2001             2002              2001
                                                    --------------   ---------------   --------------   ---------------
                                                              (Unaudited)                        (Unaudited)
Balance, beginning of period                            $  10,197         $   8,050        $   9,161         $   6,788
Provision for advance losses                                4,424               407            7,254             3,317
Charge-offs                                               (2,604)              (43)          (4,578)           (1,557)
Currency translation                                           72                83              252              (51)
                                                    --------------   ---------------   --------------   ---------------
Balance, end of period                                  $  12,089         $   8,497        $  12,089         $   8,497
                                                    ==============   ===============   ==============   ===============


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

7.       RELATED PARTY TRANSACTIONS

         In the normal course of its business, the Company regularly accepts assignments of automobile loans originated by affiliated dealer-partners owned by: (i) the Company's majority shareholder and Chairman; (ii) the Company's President; and (iii) a member of the Chairman's family. Automobile loans accepted from these affiliated dealer-partners were approximately $4.1 million and $15.6 million or 2.8% and 3.2% of total automobile loan originations for the three and nine months ended September 30, 2002, respectively, and $5.6 million and $17.3 million or 2.8% of total automobile loan originations for the same periods in 2001. Automobile loans receivable from affiliated dealer-partners represented approximately 2.7% and 2.6% of the gross automobile loans receivable balance as of September 30, 2002 and December 31, 2001, respectively. The Company accepts automobile loans from affiliated dealer-partners and nonaffiliated dealer-partners on the same terms. Based upon management's analysis, the average return on capital on the business originated by affiliated dealer-partners is currently higher than the average return on capital for non-affiliated dealer-partners. Affiliated dealer-partners' advances were $10.8 million or 2.2% of total advances and $10.8 million or 2.3% of total advances as of September 30, 2002 and December 31, 2001, respectively. The Company received fees for marketing services provided to affiliated dealer-partners owned by the Company's majority shareholder and Chairman and the Company's President totaling $6,000 and $33,000 for the three and nine months ended September 30, 2002, respectively.

         The Company receives interest income and fees from: (i) a note receivable of $1.5 million as of September 30, 2002 and December 31, 2001, respectively, from the Company's President; and (ii) a working capital loan to the Company's majority shareholder and Chairman with a balance of zero and $66,000 as of September 30, 2002 and December 31, 2001, respectively. Total income earned on the note receivable and working capital loan was $19,000 and $58,000 for the three and nine months ended September 30, 2002 and $13,000 and $37,000 for the same periods in 2001.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

8.       INCOME TAXES

         The Company's effective tax rate was 34.3% and 42.1% for the three and nine months ended September 30, 2002 compared to 34.0% and 34.1% for the same periods in 2001. For the three and nine months ended September 30, 2002, this increase is primarily due to the amount recorded for additional income taxes that would be due upon the repatriation of the cumulative undistributed earnings of the Company's United Kingdom business unit. For the three months ended September 30, 2002, the increase was also a result of a re-characterization of the Company's revenue for state tax reporting purposes.

9.       BUSINESS SEGMENT INFORMATION

         The Company is organized into three primary business segments: the North America Operation ("North America"), the United Kingdom Operation ("United Kingdom") and the Automobile Leasing Operation ("Automobile Leasing"). Selected segment information is set forth below (in thousands):

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                          ----------------------------- ------------------------------
                                                              2002            2001          2002            2001
                                                          -------------   ------------- --------------  --------------
                                                                   (Unaudited)                    (Unaudited)
Revenue:
   North America                                             $  31,809       $  24,898      $  88,542       $  73,707
   United Kingdom                                                6,688           5,878         17,132          17,841
   Automobile Leasing                                            3,936           6,091         14,206          17,335
                                                          -------------   ------------- --------------  --------------
      Total revenue                                          $  42,433       $  36,867      $ 119,880       $ 108,883
                                                          =============   ============= ==============  ==============
Income before provision for income taxes:
   North America                                             $  10,776        $  9,054      $  36,127       $  28,321
   United Kingdom                                                4,285           3,242          7,897           7,853
   Automobile Leasing                                             (705)           (714)        (2,071)         (2,870)
                                                          -------------   ------------- --------------  --------------
      Total income before provision for income taxes         $  14,356       $  11,582      $  41,953       $  33,304
                                                          =============   ============= ==============  ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's business model relies on its ability to forecast loan performance. The Company's forecasts impact loan pricing and structure as well as the required reserve for advance losses. The following table presents forecasted collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections which have been realized through September 30, 2002. The amounts presented are expressed as a percent of total loan value by year of loan origination.

                                        September 30, 2002
           ------------------------------------------------------------------
              Forecasted                                      % of Forecast
  Year       Collection %      Advance %        Spread %       Realized
---------  ---------------- ---------------  --------------  ----------------
  1992           81%             35%              46%             100%
  1993           75%             37%              38%             100%
  1994           62%             42%              20%             100%
  1995           56%             46%              10%              99%
  1996           56%             49%              7%               98%
  1997           59%             49%              10%              98%
  1998           68%             50%              18%              98%
  1999           72%             54%              18%              94%
  2000           72%             53%              19%              83%
  2001           69%             49%              20%              50%



         The risk of a forecasting error declines as loans age. For example, the risk of a forecasting error for business written in 1995 is very small, with 98.7% of the total amount forecasted already realized. In contrast, the Company's forecast for recent loan originations is much less precise. If the Company produces disappointing operating results, it will likely be because the Company overestimated future loan performance.

         The spread between the forecasted collection rate and the advance rate reduces the Company's risk of advance losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of advance losses, but it does reduce them significantly.

         The Company first published forecasted collection rates in its 2001 Annual Report. One method for evaluating the reasonableness of the Company's forecast is to examine the trends in forecasted collection rates over time. The following table compares the Company's current forecast with the forecast published at year end.

               December 31, 2001           September 30, 2002
  Year      Forecasted Collection %     Forecasted Collection %     Variance
---------  --------------------------  ---------------------------  ----------
  1992                81%                         81%                  0%
  1993                76%                         75%                 (1%)
  1994                62%                         62%                  0%
  1995                56%                         56%                  0%
  1996                57%                         56%                 (1%)
  1997                60%                         59%                 (1%)
  1998                69%                         68%                 (1%)
  1999                73%                         72%                 (1%)
  2000                73%                         72%                 (1%)
  2001                70%                         69%                 (1%)



         During the quarter the Company experienced a decline in loan performance in North America. The Company believes the decline is temporary and is primarily due to the installation of a new collection system late in the second quarter of 2002. However, it is impossible to determine whether external factors, such as economic conditions, also may have contributed to the decline. The Company regularly forecasts future collections on its portfolio of loans. Based on current forecasts, the Company believes that future collections on the Company's portfolio of loans in North America which were originated prior to the quarter declined by approximately 5% from approximately $620 million to approximately $598 million from that expected at the start of the quarter.

         The Company believes the new collection system will ultimately provide operational efficiencies which could not have occurred without the new system. The Company has identified and corrected a large number of issues which, while outstanding, very likely had a meaningful impact on recent loan performance. Provided that future collection results equal the Company's forecast, the decline will result in a reduction in future finance charges of approximately $6.0 million in addition to any advance losses which occur. There can be no assurance that the Company's collections will meet or exceed forecasted amounts. To the extent that the Company's forecast of future collections continues to decline, the Company's financial condition and results of operations may be materially and adversely affected. (Refer to "Results of Operations -- North America -- Provision for Credit Losses" and "Forward Looking Statements")

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

         For purposes of assisting shareholders in interpreting the current and year to date financial results, the Company presents income statement and limited balance sheet data on a consolidated basis as well as for the Company's three operating units, North America, United Kingdom and Automobile Leasing. The presentation includes the results as reported under generally accepted accounting principles ("GAAP") and also includes the Company's results after adjusting for current and prior period items that the Company believes are important to consider when evaluating the results. The Company's presentation of financial results and subsequent analysis is based on analyzing the income statement as a percent of capital invested and are presented on an annualized basis.

Consolidated

(Dollars in thousands, except per share data)            THREE MONTHS ENDED                            THREE MONTHS ENDED
                                                         SEPTEMBER 30, 2002                            SEPTEMBER 30, 2001
                                             --------------------------------------------  -----------------------------------------
                                               REPORTED      ADJUSTED      % OF CAPITAL      REPORTED      ADJUSTED     % OF CAPITAL
                                             -------------  ------------  ---------------  ------------- -------------  ------------
REVENUE:
Finance charges                                $   23,783    $   23,783             19.0%   $    23,289    $   23,289          18.1%
Lease revenue                                       3,614         3,614              2.9          5,728         5,728           4.5
Other income (1)                                   15,036         8,720              7.0          7,850         7,850           6.1
                                             -------------  ------------  --------------  -------------- -------------  ------------

     Total revenue                                 42,433        36,117             28.9         36,867        36,867          28.7
COSTS AND EXPENSES:
Operating expenses (2)                             16,389        17,144             13.7         15,585        15,585          12.1
Provision for credit losses (3)                     7,048         6,608              5.3          2,632         2,632           2.0
Depreciation of leased assets                       2,251         2,251              1.8          3,172         3,172           2.5
Interest                                            2,364         2,364              1.9          3,887         3,887           3.0
                                             -------------  ------------  --------------  -------------- -------------  ------------
     Total costs and expenses                      28,052        28,367             22.7         25,276        25,276          19.6
                                             -------------  ------------  --------------  -------------- -------------  ------------

Operating income                                   14,381         7,750              6.2         11,591        11,591           9.1
Foreign exchange loss                                (25)          (25)                -            (9)           (9)             -
                                             -------------  ------------  --------------  -------------- -------------  ------------
Income before provision for income taxes           14,356         7,725              6.2         11,582        11,582           9.1
Provision for income taxes (4)                      4,925         2,658              2.1          3,937         3,937           3.1
                                             -------------  ------------  --------------  -------------- -------------  ------------
Net income                                     $    9,431     $   5,067              4.1%     $   7,645     $   7,645           6.0%
                                             =============  ============  ==============  ============= =============  ============


Return on capital ("ROC") (5)                                      5.3%                                         7.9%
Weighted average cost of capital ("WACC") (6)                      9.6%                                         9.7%
                                                            ------------                                -------------
Spread                                                           (4.3%)                                       (1.8%)

Average capital (7)                                          $  500,322                                   $  513,992

Economic loss (8)                                            $  (5,443)                                   $  (2,301)

Adjusted weighted average shares outstanding (9)             46,964,660                                   47,062,038
                                                            ------------                                -------------
Economic loss per share (10)                                $    (0.12)                                   $   (0.05)

(Dollars in thousands, except per share data)            NINE MONTHS ENDED                              NINE MONTHS ENDED
                                                        SEPTEMBER 30, 2002                             SEPTEMBER 30, 2001
                                            ---------------------------------------------  -----------------------------------------
                                               REPORTED       ADJUSTED      % OF CAPITAL    REPORTED       ADJUSTED     % OF CAPITAL
                                            ---------------  ------------  --------------  ------------  -------------  ------------
REVENUE:
Finance charges                                 $   74,190    $   74,190             19.4%  $   66,183     $   66,183          18.1%
Lease revenue                                       13,201        13,201              3.5       16,368         16,368           4.5
Other income  (1)                                   32,489        26,173              6.9       26,332         25,250           6.9
                                            ---------------  ------------  --------------  ------------  -------------  -----------
     Total revenue                                 119,880       113,564             29.8      108,883        107,801          29.5
COSTS AND EXPENSES:
Operating expenses (2)                              49,446        49,775             13.0       46,208         45,559          12.5
Provision for credit losses (3)                     13,599        13,159              3.4        8,352          8,352           2.3
Depreciation of leased assets                        7,758         7,758              2.0        9,270          9,270           2.5
Interest                                             7,126         7,126              1.9       11,708         11,708           3.2
                                            ---------------  ------------  --------------  ------------  -------------  -----------
     Total costs and expenses                       77,929        77,818             20.3       75,538         74,889          20.5
                                            ---------------  ------------  --------------  ------------  -------------  -----------

Operating income                                    41,951        35,746              9.5       33,345         32,912           9.0
Foreign exchange gain (loss)                             2             2                -         (41)           (41)             -
                                            ---------------  ------------  --------------  ------------  -------------  -----------
Income before credit for income taxes               41,953        35,748              9.5       33,304         32,871           9.0
Provision for income taxes (4)                      17,658        12,726              3.3       11,341         11,189           3.1
                                            ---------------  ------------  --------------  ------------  -------------  -----------
Net income                                      $   24,295    $   23,022              6.2%  $   21,963     $   21,682           5.9%
                                            ===============  ============  ==============  ============  =============  ===========

ROC (5)                                                             7.2%                                         8.0%
WACC (6)                                                            9.5%                                        10.0%
                                                             ------------                                -------------
Spread                                                            (2.3%)                                       (2.0%)

Average capital (7)                                           $  509,217                                   $  487,040


Economic loss (8)                                             $   (8,698)                                  $   (7,243)


Adjusted weighted average shares outstanding (9)              47,058,190                                   47,217,694
Economic loss per share (10)                                  $   (0.18)                                   $   (0.15)


(1)

(Dollars in thousands)                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                             ------------------------  ---------------------------
                                                                2002        2001          2002         2001
                                                             ----------- ------------  ------------ -----------
Reported other income                                          $ 15,036      $ 7,850      $ 32,489    $ 26,332

  Interest income from Internal Revenue Service                 (4,810)            -       (4,810)           -
  Ancillary product revenue recognition policy change           (1,506)            -       (1,506)           -
  Gain on securitization related to clean-up call                     -            -             -     (1,082)
                                                             ----------- ------------  ------------ -----------

Adjusted other income                                           $ 8,720      $ 7,850      $ 26,173    $ 25,250
                                                             =========== ============  ============ ===========

(2)

(Dollars in thousands)                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                             ------------------------  ---------------------------
                                                                2002        2001          2002         2001
                                                             ----------- ------------  ------------ -----------

Reported operating expense                                     $ 16,389     $ 15,585      $ 49,446    $ 46,208

  State tax expense resulting from re-characterization
     of income                                                        -            -           329           -
  Executive severance expense                                         -            -             -       (649)
  Stock option expense (i)                                          755            -             -           -
                                                             ----------- ------------  ------------ -----------

Adjusted operating expense                                     $ 17,144     $ 15,585      $ 49,775    $ 45,559
                                                             =========== ============  ============ ===========

i)       Refer to "Stock Options".

(3)

(Dollars in thousands)                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                             ------------------------  ------------------------
                                                                2002        2001          2002         2001
                                                             ----------- ------------  ------------ -----------

Reported provision for credit losses                            $ 7,048      $ 2,632      $ 13,599     $ 8,352

  Ancillary product revenue recognition policy change             (440)            -         (440)           -
                                                             ----------- ------------  ------------ -----------

Adjusted provision for credit losses                            $ 6,608      $ 2,632      $ 13,159     $ 8,352
                                                             =========== ============  ============ ===========

(4)

(Dollars in thousands)                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                             ------------------------  ------------------------
                                                                2002        2001          2002         2001
                                                             ----------- ------------  ------------ -----------

Reported provision for income taxes                             $ 4,925      $ 3,937      $ 17,658    $ 11,341

United Kingdom repatriation tax expense                               -            -       (3,564)           -
State tax expense resulting from re-characterization
  of income                                                           -            -           634           -
Tax impact of adjustments described in footnotes (1) - (3)      (2,267)            -       (2,002)       (152)
                                                             ----------- ------------  ------------ -----------

Adjusted provision for income taxes                             $ 2,658      $ 3,937      $ 12,726    $ 11,189
                                                             =========== ============  ============ ===========

(5) Return on capital is equal to net income plus interest expense after tax divided by average capital.
(6) Weighted average cost of capital is equal to the sum of: (i) the after-tax cost of debt multiplied by the ratio of average debt to average capital, plus (ii) the cost of equity multiplied by the ratio of average equity to average capital. The cost of equity is assumed to be equal to the 30-year Treasury bond rate plus 6% plus two times the ratio of the Company's interest bearing debt to equity. For purposes of computing economic profit, the Company has added to shareholders' equity as reported under GAAP $34,319,000 and $34,535,000 in the three and nine months ended September 30, 2002, respectively, and $34,438,000 and $32,904,000 in the three and nine months ended September 30, 2001, respectively. The amounts added to shareholders' equity represent the average options outstanding for the period multiplied by the weighted average exercise price.
(7) Average capital is equal to the average amount of debt and equity during the period.
(8) Economic loss equals the Spread (ROC minus WACC) multiplied by average capital.
(9) Includes actual weighted average shares outstanding plus total stock options outstanding. Differs from shares used for GAAP earnings per share, which include only a portion of options outstanding.
(10) Economic loss per share equals the economic loss divided by the adjusted weighted average shares outstanding.

         The Company's profitability models indicate that business originated year to date in 2002 will generate greater returns on capital for the Company than business originated for the same periods in prior years. The Company's 2002 reported results do not reflect this profitability for reasons discussed in the North America and United Kingdom sections. The Company's profitability models are based in part on forecasts of future events. Actual results could differ materially from these forecasts.

         The Company's economic loss increased to ($5,443,000) and ($8,698,000) or ($0.12) and ($0.18) per adjusted share for the three and nine months ended September 30, 2002 compared to ($2,301,000) and ($7,243,000) or ($0.05) and
($0.15) per adjusted share for the same periods in 2001. These increases in economic loss were a result of the decrease in the return on capital to 5.3% and 7.2% for the three and nine months ended September 30, 2002 compared to 7.9% and 8.0% for the same periods in 2001. The decrease in return on capital for the three months ended September 30, 2002 is primarily the result of a decrease in the return on capital in North America. The decrease in return on capital for the nine months ended September 30, 2002 is the result of a decrease in the return on capital in North America and the United Kingdom. These decreases in return on capital were partially offset by the lower weighted average cost of capital, which was a result of lower interest rates during the period.

         The results of operations for the Company as a whole are attributable to changes described in the North America, United Kingdom, and Automobile Leasing business segments. The following discussion of the results of operations for interest expense is provided on a consolidated basis, as the explanation is not meaningful by business segment.

         Interest expense. Interest expense, as a percent of average capital, decreased to 1.9% for the three and nine months ended September 30, 2002 from 3.0% and 3.2% for the same periods in 2001. The decrease in interest expense, as a percent of average capital, was primarily the result of the decrease in the weighted average interest rate to 5.7% and 5.3% for the three and nine months ended September 30, 2002 from 7.5% and 8.4% for the same periods in 2001, which was the result of a decrease in the average interest rate on the Company's variable rate debt, including the lines of credit and secured financing, and the repayment of the senior note debt.

North America

(Dollars in thousands, except per share data)         THREE MONTHS ENDED                             THREE MONTHS ENDED
                                                      SEPTEMBER 30, 2002                             SEPTEMBER 30, 2001
                                         --------------------------------------------   --------------------------------------------
                                           REPORTED      ADJUSTED      % OF CAPITAL      REPORTED       ADJUSTED      % OF CAPITAL
                                         -------------  ------------  ---------------   ------------  -------------  ---------------
REVENUE:
Finance charges                            $   19,351    $   19,351             19.8%   $    17,903     $   17,903              8.7%
Other income (1)                               12,458         7,648              7.8          6,995          6,995              7.3
                                         -------------  ------------  --------------    ------------  -------------  --------------
     Total revenue                             31,809        26,999             27.6         24,898         24,898             26.0
COSTS AND EXPENSES:
Operating expenses (2)                         14,069        14,824             15.2         12,594         12,594             13.2
Provision for credit losses                     5,069         5,069              5.2            735            735              0.8
Interest                                        1,881         1,881              1.9          2,509          2,509              2.6
                                         -------------  ------------  --------------    ------------  -------------  --------------
     Total costs and expenses                  21,019        21,774             22.3         15,838         15,838             16.6
                                         -------------  ------------  --------------    ------------  -------------  --------------

Operating income                               10,790         5,225              5.3          9,060          9,060              9.4
Foreign exchange loss                            (14)          (14)                -            (6)            (6)                -
                                         -------------  ------------  --------------    ------------  -------------  --------------
Income before provision for income taxes       10,776         5,211              5.3          9,054          9,054              9.4
Provision for income taxes (3)                  3,978         2,030              2.1          3,214          3,214              3.4
                                         -------------  ------------  --------------    ------------  -------------  --------------
Net income                                  $   6,798    $    3,181              3.2%   $     5,840      $   5,840              6.0%
                                         =============  ============  ==============    ============  =============  ==============


ROC *                                                          4.5%                                           7.8%
WACC *                                                         9.6%                                           9.6%
                                                        ------------                                  -------------
Spread                                                       (5.1%)                                         (1.8%)

Average capital (4)                                      $  391,392                                     $  382,147


Economic loss *                                          $  (4,877)                                     $  (1,664)
Adjusted weighted average shares outstanding *             46,964,660                                     47,062,038
Economic loss per share *                                $   (0.10)                                     $   (0.04)



(Dollars in thousands, except per share data)         THREE MONTHS ENDED                             THREE MONTHS ENDED
                                                      SEPTEMBER 30, 2002                             SEPTEMBER 30, 2001
                                         --------------------------------------------   --------------------------------------------
                                           REPORTED      ADJUSTED      % OF CAPITAL      REPORTED       ADJUSTED      % OF CAPITAL
                                         -------------  ------------  ---------------   ------------  -------------  ---------------
REVENUE:
Finance charges                            $   60,249     $   60,249            20.5%    $   50,095     $   50,095            18.8%
Other income (1)                               28,293         23,483             8.0         23,612         22,530             8.4
                                         -------------  -------------  -------------   -------------  -------------  -------------
     Total revenue                             88,542         83,732            28.5         73,707         72,625            27.2
COSTS AND EXPENSES:
Operating expenses (2)                         41,262         41,591            14.1         36,629         36,629            13.7
Provision for credit losses                     6,265          6,265             2.1          1,543          1,543             0.6
Interest                                        4,887          4,887             1.7          7,177          7,177             2.7
                                         -------------  -------------  -------------   -------------  -------------  -------------
     Total costs and expenses                  52,414         52,743            17.9         45,349         45,349            17.0
                                         -------------  -------------  -------------   -------------  -------------  -------------

Operating income                               36,128         30,989            10.6         28,358         27,276            10.2
Foreign exchange loss                             (1)            (1)               -           (37)           (37)               -
                                         -------------  -------------  -------------   -------------  -------------  -------------
Income before provision for income taxes       36,127         30,988            10.6         28,321         27,239            10.2
Provision for income taxes (3)                 16,230         11,617             3.9         10,002          9,623             3.6
                                         -------------  -------------  -------------   -------------  -------------  -------------
Net income                                 $   19,897   $     19,371             6.7%  $     18,319     $   17,616             6.6%
                                         =============  =============  =============   =============  =============  =============


ROC *                                                           7.7%                                           8.3%
WACC *                                                          9.4%                                           9.9%
                                                        -------------                                  -------------
Spread                                                        (1.7%)                                         (1.6%)

Average capital (4)                                       $  392,419                                     $  356,067

Economic loss *                                           $  (4,810)                                     $  (4,190)

Adjusted weighted average shares outstanding *            47,058,190                                     47,217,694
Economic loss per share *                                 $   (0.10)                                     $   (0.09)


* For further explanation see corresponding footnotes in the Consolidated section.

(1)
(Dollars in thousands)                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                             ------------------------  ---------------------------
                                                                2002        2001          2002         2001
                                                             ----------- ------------  ------------ -----------
Reported other income                                          $ 12,458      $ 6,995      $ 28,293    $ 23,612

  Interest income from Internal Revenue Service                 (4,810)            -       (4,810)           -
  Gain on securitization related to clean-up call                     -            -             -     (1,082)
                                                             ----------- ------------  ------------ -----------
Adjusted other income                                           $ 7,648      $ 6,995      $ 23,483    $ 22,530
                                                             =========== ============  ============ ===========


(2)

     (Dollars in thousands)                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                             ------------------------  ------------------------
                                                                2002        2001          2002         2001
                                                             ----------- ------------  ------------ -----------
     Reported operating expense                                $ 14,069     $ 12,594      $ 41,262    $ 36,629

       State tax expense resulting from re-
         characterization of income                                   -            -           329           -
       Stock option expense (i)                                     755            -             -           -
                                                             ----------- ------------  ------------ -----------

     Adjusted operating expense                                $ 14,824     $ 12,594      $ 41,591    $ 36,629
                                                             =========== ============  ============ ===========

  i)   Refer to "Stock Options".


(3)

     (Dollars in thousands)                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                             ------------------------  ------------------------
                                                                2002        2001          2002         2001
                                                             ----------- ------------  ------------ -----------
     Reported provision for income taxes                        $ 3,978      $ 3,214      $ 16,230    $ 10,002

       United Kingdom repatriation tax expense
                                                                      -            -        (3,564)          -
       State tax expense resulting from re-
          characterization of income                                  -            -           634           -
       Tax impact of adjustments described in
          footnotes (1) - (2)                                    (1,948)           -        (1,683)       (379)
                                                             ----------- ------------  ------------ -----------

     Adjusted provision for income taxes                        $ 2,030      $ 3,214      $ 11,617     $ 9,623
                                                             =========== ============  ============ ===========

(4) Average capital is equal to the average amount of debt and equity during the period. For purposes of computing economic profit, the Company has added to shareholders' equity as reported under GAAP $32,946,000 and $33,362,000 in the three and nine months ended September 30, 2002, respectively, and $34,183,000 and $32,802,000 in the three and nine months ended September 30, 2001, respectively. The amounts added to shareholders' equity represent the average options outstanding for the period multiplied by the weighted average exercise price.

         Finance charges. Finance charges, as a percent of average capital, increased to 19.8% and 20.5% for the three and nine months ended September 30, 2002 from 18.7% and 18.8% for the same periods in 2001. The increase was primarily due to a reduction in the amount advanced to dealer-partners as a percent of the gross loan amount. This increase was partially offset by an increase in the percent of non-accrual loans to 22.2% as of September 30, 2002 from 17.7% for the same period in 2001. For the three months ended September 30, 2002 the increase was also partially offset by a decrease in collections on non-accrual loans.

         Other income. Other income, as a percent of average capital, increased to 7.8% for the three months ended September 30, 2002 from 7.3% for the same period in 2001. This increase was primarily due to an increase in: (i) revenue from fees paid by dealer-partners for the use of the Company's internet based origination system due to an increase in the number of dealer-partners using the system and (ii) revenue earned from service contract products offered by dealer-partners. These increases were partially offset by a decrease in (i) revenue from secured lines of credit offered to certain dealer-partners, due to the Company beginning to reduce its investment in this product in the third quarter of 2001.

         Other income, as a percent of average capital, decreased to 8.0% for the nine months ended September 30, 2002 from 8.4% for the same period in 2001. This decrease was primarily due to a decrease in: (i) premiums earned on the Company's credit life insurance programs due to a decrease in loan originations;
(ii) premiums earned on the Company's collateral protection program, which was discontinued in April 2001; and (iii) revenue from secured lines of credit offered to certain dealer-partners, due to the Company beginning to reduce its investment in this product in the third quarter of 2001. These decreases were partially offset by an increase in revenue from fees paid by dealer-partners for the use of the Company's internet origination system due to an increase in the number of dealer-partners using the system.

         Operating expenses. Operating expenses, as a percent of average capital, increased to 15.2% and 14.1% for the three and nine months ended September 30, 2002 from 13.2% and 13.7% for the same periods in 2001. These increases were primarily due to an increase in the provision for floorplan and dealer-partner loan losses to $1.8 million and $2.4 million for the three and nine months ended September 30, 2002 from $900,000 and $1.4 million for the same periods in 2001. As a percent of average capital, the provision for floorplan and dealer-partner loan losses increased to 1.8% and 0.8% for the three and nine months ended September 30, 2002 from 0.9% and 0.5% for the same periods in 2001. In addition, the increase for the three and nine months ended September 30, 2002 was due to an increase in salaries and wages to $6.0 million and $18.4 million for the three and nine months ended September 30, 2002 compared to $5.3 million and $14.3 million for the same periods in 2001. As a percent of average capital, salaries and wages increased to 6.1% and 6.3% for the three and nine months ended September 30, 2002 from 5.5% and 5.4% for the same periods in 2001. These increases were primarily due to increased spending on infrastructure such as Information Technology, Human Resources, Accounting, Risk, Corporate Legal, Internal Audit and a new Six Sigma initiative. The Company believes that these investments will (i) support a much larger organization and (ii) enable the Company to achieve its long-term return on capital goals.

         As of September 30, 2002, the Company had $12.2 million of floorplan and dealer-partner loans outstanding. The Company has significantly reduced its investment in floorplan and dealer loan portfolios since the start of 2002 after concluding such businesses were not likely to generate acceptable returns on capital. The Company intends to continue to work to reduce the amount of capital committed to these businesses.

         Provision for credit losses. Provision for credit losses, as a percent of average capital, increased to 5.2% and 2.1% for the three and nine months ended September 30, 2002 from 0.8% and 0.6% for the same periods in 2001. The provision for credit losses consists of two components: (i) a provision for losses on advances to dealer-partners that are not expected to be recovered through collections on the related automobile loan portfolio and (ii) a provision for earned but unpaid revenue on automobile loans which were transferred to non-accrual status during the period. The increases in the provision for credit losses, as a percent of average capital, for the three and nine months ended September 30, 2002 compared the three and nine months ended September 30, 2001 were primarily due to: (i) an increase in the provision for advance losses due to a reduction in forecasted future collections which the Company believes is primarily the result of deterioration in collection results relating to the installation of a new collection system late in the second quarter of 2002 and (ii) an increase in the provision for earned but unpaid revenue due to an increase in the percent of non-accrual loans to 22.2% as of September 30, 2002 from 17.7% for the same period in 2001.

         Additional reductions in the Company's forecast of future collections will create increased provisions for losses on advances. Should the Company experience a similar decline in its forecast in the fourth quarter of 2002, an additional provision for advance losses of approximately $4.5 million would be required in the fourth quarter. A decline in the Company's forecast of this magnitude in both the fourth quarter of 2002 and the first quarter of 2003 would result in increased provisions for advance losses of approximately $13.0 million.

         Provision for income taxes. The provision for income taxes, as a percent of average capital, decreased to 2.1% for the three months ended September 30, 2002 from 3.4% for the same period in 2001 as a result of a decrease in pre-tax profitability. This decrease was partially offset by an increase in the effective tax rate to 39.0% for the three months ended September 30, 2002 from 35.5% for the same period in 2001 as a result of the amount recorded for additional income taxes that would be due upon the repatriation of the cumulative undistributed earnings of the Company's United Kingdom business unit. The provision for income taxes, as a percent of average capital, increased to 3.9% for the nine months ended September 30, 2002 from 3.6% for the same period in 2001 as a result of an increase in pre-tax profitability. To a lesser extent, the increase for the nine months ended September 30, 2002 was due to an increase in the effective tax rate due to the amount recorded for additional income taxes that would be due upon the repatriation of the cumulative undistributed earnings of the Company's United Kingdom business unit.

         The Company has completed a restructuring of certain subsidiaries, which may result in a lower effective tax rate. Since the reduction in the effective tax rate is contingent upon the completion of certain events, the Company has not recorded a benefit relating to this restructuring. Once the contingencies are satisfied, the tax benefit from the restructuring will be recognized. Recognition of this benefit may have a material favorable impact on the Company's results of operations.

         Return on capital. The return on capital decreased to 4.5% and 7.7% for the three and nine months ended September 30, 2002 from 7.8% and 8.3% for the same periods in 2001. This decrease was primarily due to: (i) an increase in the provision for credit losses, as a percent of average capital, and (ii) an increase in operating expenses, as a percent of average capital, as described above.

         Average capital. Average capital increased to $391.4 million and $392.4 million for the three and nine months ended September 30, 2002 from $382.1 million and $356.1 million for the same periods in 2001, representing increases of 2.4% and 10.2%. The increase was a result of increased loan origination volumes in 2001. While loan origination volumes declined 21.0% and 12.9% during the three and nine months ended September 30, 2002 compared to the same periods in 2001, loan origination volumes increased significantly in 2001. The following is a summary of loan origination volumes and dealer-partner information over the past three years and the interim periods of 2002 and 2001:

        (Dollars in thousands)                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                          ---------     --------      --------     ---------------------      ----------------------
                                            1999          2000          2001         2001         2002          2001          2002
                                          ---------     --------      --------     --------     --------      --------      --------
Originations                               $386,713     $384,743      $659,485     $173,708     $137,190      $515,947      $449,188
Number of loans originated                   47,759       47,620        62,675       15,329       11,746        50,168        39,838

Dealer-partners:
  Number of active dealer-partners (1)        1,236        1,202         1,170          848          588         1,121           779
  Loans per active dealer-partner              38.6         39.6          53.6         18.1         20.0          44.8          51.1
  Average loan size                        $    8.1     $    8.1      $   10.5     $   11.3     $   11.7      $   10.3      $   11.3



(1) Active dealer-partners are dealer-partners who submitted at least one loan during the period.

         The reduction in loan origination volume in North America was a result of the Company's increased focus on improving the return on capital. As a result, the Company has experienced reduced loan originations due to a reduction in the number of active dealer-partners, partially offset by an increase in the number of loans per active dealer-partner. The reduction in active dealer-partners was primarily due to the Company exiting dealer-partner relationships that did not meet its return on capital goals. This occurred most dramatically in the fourth quarter of 2001 and first quarter of 2002. The number of active dealer-partners remained relatively constant during the second and third quarters of 2002.

         The Company's profitability models indicate that business originated year to date in 2002 will generate greater returns on capital for the Company than business originated for the same periods in prior years. The Company's 2002 reported results do not reflect this profitability due to: (i) the Company's reported results reflecting the profitability of the Company's portfolio of automobile loans which includes both 2002 originations and less profitable loans originated prior to 2002, (ii) the reported results including losses from businesses which the Company is exiting or reducing its investment in, (iii) the impact of the collection system conversion, which the Company believes will not have a long term adverse impact on the Company's results, and (iv) investments which the Company has made in corporate infrastructure which have produced very little short term financial benefit but are necessary to enable the Company to meet its long term goals.

         The Company has recently shifted from primarily focusing on the return on capital to an effort to improve both returns and volume simultaneously. The Company intends to continue to be disciplined with respect to terminating its relationship with unprofitable dealer-partners. Loan origination growth in future periods will occur only if return on capital objectives are being met.

United Kingdom

(Dollars in thousands, except per share data)       THREE MONTHS ENDED                            THREE MONTHS ENDED
                                                    SEPTEMBER 30, 2002                            SEPTEMBER 30, 2001
                                        -------------------------------------------   --------------------------------------------
                                         REPORTED      ADJUSTED      % OF CAPITAL       REPORTED      ADJUSTED      % OF CAPITAL
                                        ------------  ------------  ---------------   -------------  ------------  ---------------
REVENUE:
Finance charges                           $   4,432     $   4,432             20.4 %     $   5,386     $   5,386             22.4 %
Other income (1)                              2,256           750              3.5             492           492              2.0
                                        ------------  ------------  ---------------   -------------  ------------  ---------------
     Total revenue                            6,688         5,182             23.9           5,878         5,878             24.4
COSTS AND EXPENSES:
Operating expenses                            1,587         1,587              7.3           1,851         1,851              7.7
Provision for credit losses (3)                 728           288              1.3             209           209              0.9
Interest                                         87            87              0.4             576           576              2.4
                                        ------------  ------------  ---------------   -------------  ------------  ---------------
     Total costs and expenses                 2,402         1,962              9.0           2,636         2,636             11.0
                                        ------------  ------------  ---------------   -------------  ------------  ---------------

Operating income                              4,286         3,220             14.9           3,242         3,242             13.4
Foreign exchange loss                           (1)           (1)                -               -             -                -
                                        ------------  ------------  ---------------   -------------  ------------  ---------------
Income before credit for income taxes         4,285         3,219             14.9           3,242         3,242             13.4
Provision for income taxes (4)                1,215           896              4.1             964           964              4.0
                                        ------------  ------------  ---------------   -------------  ------------  ---------------
Net income                                $   3,070     $   2,323             10.8  %    $   2,278     $   2,278              9.4 %
                                        ============  ============  ===============   =============  ============  ===============

ROC *                                                       11.0%                                          11.1%
WACC *                                                      10.3%                                          10.4%
                                                      ------------                                   ------------
Spread                                                       0.7%                                           0.7%

Average capital (5)                                     $  86,869                                      $  96,309

Economic profit *                                       $     140                                      $     190
Adjusted weighted average shares outstanding *         46,964,660                                     47,062,038
Economic profit per share *                             $    0.00                                      $    0.00


(Dollars in thousands, except per share data)       THREE MONTHS ENDED                            THREE MONTHS ENDED
                                                    SEPTEMBER 30, 2002                            SEPTEMBER 30, 2001
                                        -------------------------------------------   --------------------------------------------
                                         REPORTED      ADJUSTED      % OF CAPITAL       REPORTED      ADJUSTED      % OF CAPITAL
                                        ------------  ------------  ---------------   -------------  ------------  ---------------
REVENUE:
Finance charges                           $   13,941     $  13,941            21.1%      $ 16,088      $  16,088          22.6%
Other income  (1)                              3,191         1,685             2.5          1,753          1,753           2.5
                                        -------------  ------------  ---------------   ------------  -------------  -----------
     Total revenue                            17,132        15,626            23.6         17,841         17,841          25.1
COSTS AND EXPENSES:
Operating expenses (2)                         5,361         5,361             8.1          5,974          5,325           7.5
Provision for credit losses (3)                3,234         2,794             4.2          2,311          2,311           3.2
Interest                                         642           642             1.0          1,703          1,703           2.4
                                        -------------  ------------  ---------------   ------------  -------------  -----------
     Total costs and expenses                  9,237         8,797            13.3          9,988          9,339          13.3
                                        -------------  ------------  ---------------   ------------  -------------  -----------

Operating income                               7,895         6,829            10.3          7,853          8,502          12.0
Foreign exchange gain                              2             2               -              -              -             -
                                        -------------  ------------  ---------------   ------------  -------------  -----------
Income before credit for income taxes          7,897         6,831            10.3          7,853          8,502          12.0
Provision for income taxes (4)                 2,206         1,887             2.8          2,346          2,573           3.6
                                        -------------  ------------  ---------------   ------------  -------------  ----------
Net income                                $    5,691     $   4,944             7.5%      $  5,507       $  5,929           8.4%
                                        =============  ============  ==============    ============  =============  ===========

ROC *                                                          8.1%                                         10.0%
WACC *                                                        10.5%                                         10.3%
                                                       ------------                                  -------------
Spread                                                        (2.4%)                                        (0.3%)

Average capital (5)                                      $  88,299                                      $ 95,019


Economic loss *                                          $  (1,562)                                     $   (247)

Adjusted weighted average shares outstanding *          47,058,190                                    47,217,694
Economic loss per share *                                $   (0.03)                                     $  (0.01)

* For further explanation see corresponding footnotes in the Consolidated section.


(1)

     (Dollars in thousands)                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                             ------------------------  ------------------------
                                                                2002        2001          2002         2001
                                                             ----------- ------------  ------------ -----------

     Reported other income                                      $ 2,256       $  492       $ 3,191     $ 1,753
         Ancillary product revenue recognition
         policy change                                           (1,506)            -       (1,506)           -
                                                             ----------- ------------  ------------ -----------

     Adjusted other income                                       $  750       $  492       $ 1,685     $ 1,753
                                                             =========== ============  ============ ===========

(2)

     (Dollars in thousands)                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                                           ------------------------  ------------------------
                                                              2002        2001          2002         2001
                                                           ----------- ------------  ------------ -----------
     Reported operating expense                               $ 1,587      $ 1,851       $ 5,361     $ 5,974

         Executive severance expense                                -            -             -        (649)
                                                           ----------- ------------  ------------ -----------
     Adjusted operating expense                               $ 1,587      $ 1,851       $ 5,361     $ 5,325
                                                             =========== ============  ============ ===========

(3)

     (Dollars in thousands)                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                             ------------------------  ------------------------
                                                                2002        2001          2002         2001
                                                             ----------- ------------  ------------ -----------
     Reported provision for credit losses                        $  728       $  209       $ 3,234     $ 2,311

         Ancillary product revenue recognition
         policy change                                             (440)           -          (440)          -
                                                             ----------- ------------  ------------ -----------
     Adjusted provision for credit losses                        $  288       $  209       $ 2,794     $ 2,311
                                                             =========== ============  ============ ===========


(4)

     (Dollars in thousands)                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                             ------------------------  ------------------------
                                                                2002        2001          2002         2001
                                                             ----------- ------------  ------------ -----------

     Reported provision for income taxes                        $ 1,215       $  964       $ 2,206     $ 2,346

          Tax impact of adjustments described in
          footnotes (1) - (3)                                      (319)           -          (319)        227
                                                             ----------- ------------  ------------ -----------
     Adjusted provision for income taxes                         $  896       $  964       $ 1,887     $ 2,573
                                                             =========== ============  ============ ===========


(5) Average capital is equal to the average amount of debt and equity during the period. For purposes of computing economic profit, the Company has added to shareholders' equity as reported under GAAP $1,373,000 and $1,173,000 in the three and nine months ended September 30, 2002, respectively, and $255,000 and $102,000 in the three and nine months ended September 30, 2001, respectively. The amounts added to shareholders' equity represent the average options outstanding for the period multiplied by the weighted average exercise price.

         Finance charges. Finance charges, as a percent of average capital, decreased to 20.4% and 21.1% for the three and nine months ended September 30, 2002 from 22.4% and 22.6% for the same periods in 2001. This decrease was primarily due to an increase in the percent of non-accrual loans to 29.3% as of September 30, 2002 from 20.4% for the same period in 2001 due to a reduction in automobile loan originations in 2002.

         Other income. Other income, as a percent of average capital, increased to 3.5% for the three months ended September 30, 2002 from 2.0% for the same period in 2001. This increase, as a percent of average capital, was due primarily to an increase in revenue under an ancillary products profit sharing agreement with an insurance provider. Other income, as a percent of average capital, remained consistent at 2.5% for the nine months ended September 30, 2002 compared to the same period in 2001.

         Operating Expenses. Operating expenses, as a percent of average capital, decreased to 7.3% for the three months ended September 30, 2002 from 7.7% for the same period in 2001. This decrease was due primarily to a decrease in salaries and wages, as a percent of average capital. Operating expenses, as a percent of average capital, increased to 8.1% for the nine months ended September 30, 2002 from 7.5% for the same period in 2001. This increase was primarily due to: (i) an increase in unrecoverable value added tax expense due to the timing of refunds and (ii) an increase in legal expense due to additional fees relating to the restructuring of legal entities within this business segment in 2001.

         Provision for credit losses. Provision for credit losses, as a percent of average capital, increased to 1.3% and 4.2% for the three and nine months ended September 30, 2002 from 0.9% and 3.2% for the same periods in 2001. The provision for credit losses consists of two components: (i) a provision for losses on advances to dealer-partners that are not expected to be recovered through collections on the related automobile loan portfolio; and (ii) a provision for earned but unpaid revenue on automobile loans which were transferred to non-accrual status during the period. The increases in the provision for the three and nine months ended September 30, 2002 were primarily due to an increase in the provision for losses on advances to dealer-partners. The increase in advance provisions was due to the deterioration in credit quality of loans originated in 2001. As a result of this deterioration, the Company stopped originating automobile loans in Ireland and decreased the amount advanced to dealer-partners in the United Kingdom.

         Provision for income taxes. The provision for income taxes, as a percent of average capital, remained relatively consistent at 4.1% for the three months ended September 30, 2002 compared to 4.0% for the same period in 2001. The provision for income taxes, as a percent of average capital, decreased to 2.8% for the nine months ended September 30, 2002 from 3.6% for the same period in 2001 due primarily to a decrease in pre-tax profitability for the nine months ended September 30, 2002 compared to the same period in 2001. Refer to "North America - Provision for income taxes"

         Return on capital. The return on capital decreased to 11.0% and 8.1% for the three and nine months ended September 30, 2002 from 11.1% and 10.0% for the same periods in 2001. These decreases were primarily due to a reduction in finance charge revenue, as a percent of average capital, as described above.

         Average capital. Average capital decreased to $86.9 million and $88.3 million for the three and nine months ended September 30, 2002 from $96.3 million and $95.0 million for the same periods in 2001, representing decreases of 9.8% and 7.1%, respectively. The decrease in average capital was a result of decreased loan origination volumes. As a result, the United Kingdom has repaid its outstanding debt and has begun to repatriate previously undistributed earnings to North America. The following is a summary of loan origination volumes and dealer-partner information over the past three years and for the interim periods of 2002 and 2001:


        (Dollars in thousands)                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                       ------------- ------------- ------------- ----------------------     ---------------------
                                             1999         2000        2001          2001          2002        2001         2002
                                           --------     --------     --------     --------     --------     --------     --------
Originations                               $121,999     $142,228     $122,817     $ 26,990     $  9,073     $ 96,296     $ 35,976
Number of loans originated                    9,432       10,664        9,121        1,938          605        7,201        2,560

Dealer-partners:
  Number of active dealer-partners (1)          196          205          215          126           69          204          138
  Loans per active dealer-partner              48.1         52.0         42.4         15.4          8.8         35.3         18.6
  Average loan size                        $   12.9     $   13.3     $   13.5     $   13.9     $   15.0     $   13.4     $   14.1

     (1) Active dealer-partners are dealer-partners who submitted at least one loan during the period.

         The reduction in loan origination volume for the three and nine months ended September 30, 2002 was a result of the Company's increased focus on improving return on capital. To improve the United Kingdom's return on capital the Company has increased the spread between the advance rate and the forecasted collection rate and stopped accepting business from a large dealer group whose business did not meet the Company's return on capital objectives. In order for these changes to result in improved returns on capital, increased unit volume will be required in order to absorb fixed operating expenses.

       Automobile Leasing

(Dollars in thousands, except per share data)                THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                             SEPTEMBER 30, 2002                     SEPTEMBER 30, 2001
                                                      ------------------------------------  -----------------------------------
                                                         REPORTED        % OF CAPITAL          REPORTED        % OF CAPITAL
                                                      ---------------   ----------------    ---------------   ---------------
REVENUE:
Lease revenue                                         $        3,614               65.5 %   $        5,728               64.5
Other income                                                     322                5.8                363                4.1
                                                      ---------------   ----------------    ---------------   ----------------
     Total revenue                                             3,936               71.3              6,091               68.6

COSTS AND EXPENSES:
Operating expenses                                               733               13.3              1,140               12.8
Provision for credit losses                                    1,251               22.7              1,688               19.0
Depreciation of leased assets                                  2,251               40.8              3,172               35.7
Interest                                                         396                7.2                802                9.0
                                                      ---------------   ----------------    ---------------   ----------------
     Total costs and expenses                                  4,631               84.0              6,802               76.5
                                                      ---------------   ----------------    ---------------   ----------------

Operating loss                                                  (695)             (12.7)              (711)              (7.9)
Foreign exchange loss                                            (10)              (0.2)                (3)                 -
                                                      ---------------   ----------------    ---------------   ----------------
Loss before credit for income taxes                             (705)             (12.9)              (714)              (7.9)
Credit for income taxes                                         (268)              (4.9)              (241)              (2.7)
                                                      ---------------   ----------------    ---------------   ----------------
Net loss                                              $         (437)              (8.0) %   $        (473)              (5.2) %
                                                      ===============   ================    ===============   ================

ROC *                                                           (3.3%)                                 0.6%
WACC*                                                            9.5%                                  9.9%
                                                      ---------------                       ---------------
Spread                                                         (12.8%)                                (9.3%)

Average capital *                                     $       22,061                        $       35,536

Economic loss *                                       $         (706)                        $        (827)

Adjusted weighted average shares outstanding *            46,964,660                            47,062,038

Economic loss per share*                              $        (0.02)                        $       (0.02)



(Dollars in thousands, except per share data)                   NINE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                       SEPTEMBER 30
                                                                      2002                                  2001
                                                      ------------------------------------  -----------------------------------
                                                         REPORTED        % OF CAPITAL          REPORTED        % OF CAPITAL
                                                      ---------------   ----------------    ---------------   ---------------
REVENUE:
Lease revenue                                         $       13,201               61.8 %     $     16,368              60.7 %
Other income                                                   1,005                4.7                967               3.6
                                                      ---------------   ----------------    ---------------   ---------------
     Total revenue                                            14,206               66.5             17,335              64.3

COSTS AND EXPENSES:
Operating expenses                                             2,823               13.2              3,605              13.4
Provision for credit losses                                    4,100               19.2              4,498              16.7
Depreciation of leased assets                                  7,758               36.3              9,270              34.4
Interest                                                       1,597                7.5              2,828              10.5
                                                      ---------------   ----------------    ---------------   ---------------
     Total costs and expenses
                                                              16,278               76.2             20,201              75.0
                                                      ---------------   ----------------    ---------------   ---------------

Operating loss                                                (2,072)              (9.7)            (2,866)            (10.7)
Foreign exchange gain (loss)                                       1                  -                 (4)                -
                                                      ---------------   ----------------    ---------------   ---------------
Loss before credit for income taxes                           (2,071)              (9.7)            (2,870)            (10.7)
Credit for income taxes                                         (778)              (3.6)            (1,007)             (3.7)
                                                      ---------------   ----------------    ---------------   ---------------
Net loss                                              $       (1,293)              (6.1)%     $     (1,863)             (7.0)%
                                                      ===============   ================    ===============   ===============

ROC *                                                           (1.2%)                                (0.1%)
WACC*                                                            9.7%                                 10.3%
                                                      ---------------                       ---------------
Spread                                                         (10.9%)                               (10.4%)

Average capital *                                     $       28,499                          $     35,954

Economic loss *                                       $       (2,326)                               (2,806)

Adjusted weighted average shares outstanding *            47,058,190                            47,217,694
Economic loss per share*                              $        (0.05)                         $      (0.06)


 * For further explanation see corresponding footnotes in the Consolidated section.

         Lease revenue. Lease revenue, as a percent of average capital, increased to 65.5% and 61.8% for the three and nine months ended September 30, 2002 from 64.5% and 60.7% for the same periods in 2001. This increase was primarily due to the effect of recording revenue for operating leases on a straight-line basis as the average capital invested per lease declines due to an increase in the average age of the lease portfolio.

         Other income. Other income, as a percent of average capital, increased to 5.8% and 4.7% for the three and nine months ended September 30, 2002 from 4.1% and 3.6% for the same periods in 2001. The increases for the three months and nine months ended September 30, 2002 were primarily the result of an increase in gains recognized on leases terminated before their maturity date.

         Operating expenses. Operating expenses, as a percent of average capital, increased to 13.3% for the three months ended September 30, 2002 from 12.8% for the same period in 2001. The increase is primarily a result of an increase in the provision for uncollectible receivables, as a percent of average capital, from dealer-partners for ancillary product charge backs on repossessed leased vehicles. Operating expenses, as a percent of average capital, remained relatively consistent at 13.2% for the nine months ended September 30, 2002 compared to 13.4% for the same period in 2001.

         Provision for credit losses. Provision for credit losses, as a percent of average capital, increased to 22.7% and 19.2% for the three and nine months ended September 30, 2002 from 19.0% and 16.7% for the same periods in 2001. These increases in the provision were primarily due to the frequency of lease repossessions declining at a slower rate than the decline in average capital.

         Depreciation of leased assets. Depreciation of leased assets, including the amortization of indirect lease costs, is recorded on a straight-line basis to the residual value of leased vehicles over their scheduled lease terms. Depreciation expense, as a percent of average capital, increased to 40.8% and 36.3% for the three and nine months ended September 30, 2002 from 35.7% and 34.4% for the same periods in 2001. These increases were primarily due to: (i) the effect of recording depreciation on a straight-line basis as the average capital invested per lease declines due to an increase in the average age of the lease portfolio and (ii) a reduction in the average residual value, as a percent of original lease value, in the lease portfolio.

         Credit for income taxes. The credit for income taxes, as a percent of average capital, increased to (4.9%) for the three months ended September 30, 2002 from (2.7%) for the same period in 2001 as a result of the pre-tax loss decreasing at a slower rate than the decline in average capital. The credit for income taxes, as a percent of average capital, decreased to (3.6%) for the nine months ended September 30, 2002 from (3.7%) for the same periods in 2001 as a result of a reduction in the pre-tax loss for the nine months ended September 30, 2002 compared to the same period in 2001.

         Return on capital. The return on capital decreased to (3.3%) and (1.2%) for the three and nine months ended September 30, 2002 from 0.6% and (0.1%) for the same periods in 2001. These decreases were primarily due to increases in the depreciation of leased assets and provision for credit losses, as a percent of average capital, as described above.

         Average capital. Average capital decreased to $22.1 million and $28.5 million for the three and nine months ended September 30, 2002 from $35.5 million and $36.0 million for the same periods in 2001. This decrease was the result of the Company's decision to stop originating automobile leases in January 2002.

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


         Because the Company believes that accurately understanding and managing the cost of options is essential, the Company has developed the following practices regarding stock options:

     - Beginning in 2002, options are issued only after shares have first been repurchased in the open market. In all cases, the option is priced at or above the average price of the repurchased shares. For shareholders, the impact of options therefore is the capital used to repurchase shares is no longer available to invest in income producing assets. This cost, the opportunity cost of the capital used to repurchase shares until the capital is returned upon option exercise, reduces the Company's reported earnings. Option grants are predominantly performance-based, with appropriately aggressive vesting targets. The Company believes that these options properly align the interests of management and shareholders by rewarding management only for exceptional business performance.

     - The Company's reported economic profit (loss) includes three adjustments to the Company's results reported under GAAP to reflect the cost of options. First, to avoid double counting, the GAAP expense recorded for performance options is added back. Second, all options outstanding are included in the Company's fully diluted share base. Finally, economic profit (loss) includes a charge for the capital used to repurchase shares covering options grants. The Company's method of measuring options in the calculation of economic profit (loss) is conservative in two respects. First, the tax benefits of future option exercises have not been included in the Company's calculation. Because option expense is deducted for tax purposes upon exercise, more capital will be returned to the Company upon exercise than is invested in repurchased shares. Second, options may be cancelled due to turnover or the failure to meet performance targets. Cancellations will be factored in as they occur. One additional risk is assumed. Should options be issued and shares repurchased above intrinsic value, and the options subsequently expire unexercised, a loss equal to the amount paid above intrinsic value would be incurred.

     - The practice of repurchasing shares to cover option grants has evolved over time. To date the Company has repurchased shares covering all options granted since 1995. Because the Company's option program pre-dates the current practice of repurchasing shares, as of September 30, 2002 approximately 1.7 million options granted prior to 1995 have not been covered by repurchases. Depending upon capital availability and other investment opportunities, the Company may repurchase shares covering some or all of these uncovered options. Beginning this quarter, for purposes of computing economic profit, the Company includes a capital charge as if these options had been repurchased at the option exercise price at the date of grant.

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

CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the reserve for advance losses, the allowance for credit losses, and the allowance for lease vehicle losses. Item 7 of the Company's Annual Report on Form 10-K discusses several critical accounting policies, which the Company believes involve a high degree of judgment and complexity. There have been no material changes to that information during the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary sources of capital are cash flows from operating activities, principal collected on automobile loans receivable, borrowings under the Company's credit agreements and secured financings. The Company's principal need for capital is to fund cash advances made to dealer-partners in connection with the acceptance of automobile loans, to pay dealer holdbacks to dealer-partners who have repaid their advance balances.

         When borrowing to fund the operations of its foreign subsidiaries, the Company's policy is to borrow funds denominated in the currency of the country in which the subsidiary operates, thus mitigating the Company's exposure to foreign exchange fluctuations.

         The Company's cash flow requirements are dependent on future levels of automobile loan originations. In the three and nine months ended September 30, 2002, the Company experienced a decrease in originations over the same periods in 2001. This decrease is the result of the Company's increased focus on improving the return on capital. Once return on capital goals have been met and collection forecasts stabilize, the Company intends to focus on increasing the amount of capital invested through increasing the number of dealer-partners and the number of loans originated per dealer-partner.

         The Company currently finances its operations through: (i) a bank line of credit facility; (ii) secured financings; and (iii) a mortgage note.

         Line of Credit Facility - At September 30, 2002, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 9, 2003, with a one-year term option at the request of the

Company provided that no event of default then exists. The agreement provides that, at the Company's discretion, interest is payable at either the eurodollar rate plus 140 basis points, or at the prime rate (4.75% as of September 30, 2002). The eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of advances to dealer-partners and leased vehicles (as reflected in the consolidated financial statements and related notes), less a hedging reserve (not exceeding $1,000,000), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay an annual agent's fee and a quarterly commitment fee of 0.60% on the amount of the commitment. As of September 30, 2002, there was approximately $96.8 million outstanding under this facility. Since this credit facility expires on June 9, 2003, the Company will be required to renew the facility or refinance any amounts outstanding under this facility on or before such date. The Company believes that the $135.0 million credit facility will be renewed with similar terms and a similar commitment amount. The Company also maintains a small line of credit agreement in Canada to fund daily cash requirements within this operation.

         Secured Financing - The Company's wholly-owned subsidiary, CAC Funding Corp. ("Funding"), has completed seven secured financing transactions with an institutional investor through September 30, 2002, two of which remain outstanding. The remaining secured financings include the July 23, 2001 and November 5, 2001 transactions, in which Funding received $61.0 million and $62.0 million in financing, respectively. In connection with these transactions, the Company contributed dealer-partner advances having a carrying amount of approximately $83.0 million and $96.0 million for the July 2001 and November 2001 secured financings, respectively, to Funding, which, in turn, pledged them as collateral to an institutional investor to secure loans that funded the purchase price of the dealer-partner advances. The proceeds of the secured financings were used by the Company to reduce outstanding borrowings under the Company's credit facility. The secured financings created a loan for which Funding is liable and is non-recourse to the Company, even though Funding and the Company are consolidated for financial reporting purposes. Such loans bear interest at a floating rate equal to the commercial paper rate plus 50 basis points with a maximum of 7.5% and 6.5% for the July 23, 2001 and November 5, 2001 secured financings, respectively. As Funding is organized as a separate legal entity from the Company, assets of Funding (including the contributed dealer-partner advances) will not be available to satisfy the general obligations of the Company. Substantially all the assets of Funding have been encumbered to secure Funding's obligations to its creditors. In the six months following the July 2001 and the four months following the November 2001 financings, the Company and Funding received additional proceeds by the Company contributing additional dealer-partner advances to Funding, which were then used by Funding as collateral to support additional borrowings. Funding then used the proceeds to pay the purchase price of dealer-partner advances. Such financings are secured primarily by Funding's dealer-partner advances and the Company's servicing fee. The Company receives a monthly servicing fee paid by the institutional investor equal to 6% of the collections on Funding's automobile loans receivable for the July 2001 and November 2001 secured financings. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of collections on the automobile loans receivable until Funding's underlying indebtedness is paid in full either through collections on the related automobile loans or through a prepayment of the indebtedness.

         A summary of the secured financing transactions is as follows (dollars in thousands):

                                                                                                          Balance as
                                                     Secured Financing           Secured Dealer           Percent of
   Issue                             Original           Balance at             Advance Balance at          Original
  Number          Close Date         Balance       September 30, 2002          September 30, 2002           Balance
------------   -----------------   -------------   --------------------      ----------------------   ----------------
     1998-A           July 1998        $ 50,000           Paid in full                Paid in full             0.0 %
     1999-A           July 1999          50,000           Paid in full                Paid in full             0.0
     1999-B       December 1999          50,000           Paid in full                Paid in full             0.0
     2000-A         August 2000          65,000           Paid in full                Paid in full             0.0
     2001-A          March 2001          97,100           Paid in full                Paid in full             0.0
     2001-B           July 2001          60,845                $11,647 *                   $57,003            19.1
     2001-C       November 2001          61,795                 18,610 **                   64,528            30.1
                                   -------------   --------------------      ----------------------
                                       $434,740                $30,257                    $121,531
                                   =============   ====================      ======================


* Bears an interest rate of 2.6% and is anticipated to fully amortize within 4 months as of September 30, 2002
** Bears an interest rate of 2.6% and is anticipated to fully amortize within 6 months as of September 30, 2002

         On September 27, 2002, the Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. ("Warehouse Funding"), completed a secured financing transaction with another institutional investor, in which Warehouse Funding received $75.0 million in financing, which was funded on October 3, 2002. In connection with this transaction, the Company contributed dealer-partner advances having a carrying amount of approximately $109.0 million to Warehouse Funding, which, in turn, pledged them as collateral to an institutional investor to secure loans that funded the purchase price of the dealer-partner advances. The proceeds of the secured financings were used by the Company to reduce outstanding borrowings under the Company's credit facility. The secured financings create loans for which Warehouse Funding is liable and are non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes. Such loans bear interest at a floating rate equal to the commercial paper rate plus 75 basis points with a maximum of 6.25%. As Warehouse Funding is organized as a separate legal entity from the Company, assets of Warehouse Funding (including the contributed dealer-partner advances) will not be available to satisfy the general obligations of the Company. Substantially all the assets of Warehouse Funding have been encumbered to secure Warehouse Funding's obligations to its creditors. This financing is secured primarily by Warehouse Funding's dealer-partner advances and the Company's servicing fee. The Company receives a monthly servicing fee paid by the institutional investor equal to 6% of the collections on Funding's automobile loans receivable for the secured financing. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of collections on the automobile loans receivable until Warehouse Funding's underlying indebtedness is paid in full either through collections on the related automobile loans or through a prepayment of the indebtedness.

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

         A summary, as of September 30, 2002, of the total future contractual obligations requiring repayments is as follows (in thousands):


                                                          PERIOD OF REPAYMENT
CONTRACTUAL OBLIGATIONS                                < 1 YEAR        1-3 YEARS       > 3 YEARS         TOTAL
                                                     --------------  ---------------  -------------  --------------
Secured financings                                       $  30,257         $      -        $     -      $   30,257
Lines of Credit                                             96,811                -              -          96,811
Mortgage Note                                                  763            5,618              -           6,381
Capital lease obligations                                      509              514              6           1,029
Non-cancelable operating lease obligations                     605              736            411           1,752
                                                     --------------  ---------------  -------------  --------------
     Total contractual cash obligations                 $  128,945        $   6,868        $   417      $  136,230
                                                     ==============  ===============  =============  ==============




         Repurchase and Retirement of Common Stock - In 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 1999. That program authorized the Company to purchase up to 1,000,000 common shares on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. On each of February 7, 2000, June 7, 2000, July 13, 2000, November 10, 2000, and May 20,
2002, the Company's Board of Directors authorized increases in the Company's stock repurchase program of an additional 1,000,000 shares. As of September 30, 2002, the Company has repurchased approximately 4.9 million shares of the 6.0 million shares authorized to be repurchased under this program at a cost of $30,211,000. The six million shares, which can be repurchased through the open market or in privately negotiated transactions, represent approximately 13.0% of the shares outstanding at the beginning of the program.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

          Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2001 Annual Report on Form 10-K, as previously modified by the Company's 2002 Quarterly Reports on Form 10-Q filed on May 15, 2002 and August 14, 2002.



ITEM 4.       CONTROLS AND PROCEDURES.

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the normal course of business and as a result of the consumer-oriented nature of the industry in which the Company operates, industry participants are frequently subject to various consumer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth in lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to the Company's debt collection activities, including the repossession and sale of the consumers vehicle. The Company, as the assignee of automobile loans originated by dealer-partners, may also be named as a co-defendant in lawsuits filed by consumers principally against dealer-partners. Many of these cases are filed as purported class actions and seek damages in large dollar amounts. While the Company believes that the risk of loss associated with these matters to be remote, an adverse ultimate disposition could have a material negative impact on the Company's financial position, liquidity and results of operations.

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

         The Company is currently a defendant in a private attorney general action in the Superior Court of the State of California, County of Alameda, brought on behalf of the general public, pursuant to California's Unfair Competition Law, Business and Professions Code Section 17200, et seq. On January 24, 2001, plaintiff filed this action alleging that the Company's notices of repossession served within four years proceeding the filing of the complaint did not comply with the statutory requirements of California's Rees-Levering Automobile Finance Act, Civil Code Section 2981, et seq. Plaintiff, who is not a debtor on any automobile loan assigned to the Company, contends that the alleged violations of the Rees-Levering Act and the Company's efforts to collect the balance due after sale of the repossessed vehicles constitute unfair and fraudulent business practices for which the plaintiff seeks relief under Business and Professions Code Section 17203. The plaintiff seeks restitution on behalf of debtors on automobile loans assigned to the Company for the amounts that the Company has collected on deficiency balances remaining after the disposition of repossessed vehicles, interest and profit thereon, correction of account balances and credit reporting, interest and attorney's fees. The Company has answered the complaint generally denying all of its allegations and asserting a number of affirmative defenses. On May 20, 2002, the court found that the Company's notices did not comply with the Rees-Levering Act, awarded restitution of all post sale collections made on accounts that were sent notices between January 23, 1997 and July 5, 1999 in an amount to be determined in further proceedings, and enjoined collection of any deficiency on such accounts. On September 13, 2002, the parties reached an agreement to settle the action. The settlement will not have a material impact on the Company's financial position, liquidity and results of operations.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      See Index of Exhibits following the signature page.

              (b)     Reports on Form 8-K

                      The Company was not required to file a current report on Form 8-K during the quarter ended September 30, 2002 and none were filed during that period.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CREDIT ACCEPTANCE CORPORATION
                                    (Registrant)

                                    By: /s/ Douglas W. Busk
                                       --------------------------
                                    Douglas W. Busk
                                    Chief Financial Officer and Treasurer
                                    November 14, 2002

                                    (Principal Financial, Accounting Officer and Duly Authorized Officer)

                                 CERTIFICATIONS

I, Brett A. Roberts, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Credit Acceptance Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002
/s/ Brett A. Roberts
-------------------------
Chief Executive Officer

I, Douglas W. Busk, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Credit Acceptance Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002
/s/ Douglas W. Busk
--------------------------
Chief Financial Officer

                                INDEX OF EXHIBITS

  EXHIBIT
     NO.                                   DESCRIPTION
  ---------     ----------------------------------------------------------------
  4(f)(42)      Third Amendment dated August 30, 2002 to Second Amended and
                Restated Security Agreement dated June 11, 2001 between Comerica
                Bank, as Collateral Agent and the Company
  4(f)(43)      Loan and Security Agreement dated September 27, 2002 among the
                Company, CAC Warehouse Funding Corp., Variable Funding Capital
                Corporation, Wachovia Securities, Inc., Wachovia Bank, National
                Association and OSI Portfolio Services, Inc.
  4(f)(44)      Contribution Agreement dated September 27, 2002 between the
                Company and CAC Warehouse Funding Corp.
  4(f)(45)      Back-Up Servicing Agreement dated September 27, 2002 among the
                Company, CAC Warehouse Funding Corp., OSI Portfolio Services,
                Inc., Variable Funding Capital Corporation and Wachovia
                Securities, Inc.
  4(f)(46)      Intercreditor Agreement, dated September 30, 2002, among the
                Company, CAC Warehouse Funding Corp., CAC Funding Corp., Bank of
                America, N.A., as agent, Wachovia Securities, Inc., as agent, and Comerica Bank, as agent
  99(a)         Certification of Chief Executive Officer, Pursuant to 18 U.S.C.
                Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99(b)         Certification of Chief Financial Officer, Pursuant to 18 U.S.C.
                Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.