Form 10-K
period 2002-12-31
CREDIT ACCEPTANCE CORPORATION
filed 2003-03-31
CIK 885550

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THIS FISCAL YEAR ENDED DECEMBER 31, 2002

                        COMMISSION FILE NUMBER 000-20202
                             ---------------------

                         CREDIT ACCEPTANCE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                  MICHIGAN                                      38-1999511
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

    25505 W. TWELVE MILE ROAD, SUITE 3000                       48034-8339
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of 12,362,864 shares of the Registrant's common stock held by non-affiliates on June 28, 2002 was approximately $155,401,200. For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

     At February 28, 2003 there were 42,331,615 shares of the Registrant's Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement pertaining to the 2003 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CREDIT ACCEPTANCE CORPORATION
                          YEAR ENDED DECEMBER 31, 2002

                               INDEX TO FORM 10-K

                                                                              PAGE
                                                                              ----
                                      PART I
Item 1.   Business..........................................................    2
Item 2.   Properties........................................................   11
Item 3.   Legal Proceedings.................................................   11
Item 4.   Submission of Matters to a Vote of Security Holders...............   12

                                     PART II
Item 5.   Market Price and Dividend Information.............................   13
Item 6.   Selected Financial Data...........................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................   16
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........   35
Item 8.   Financial Statements and Supplementary Data.......................   37
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..............................................   67

                                     PART III
Item 10.  Directors and Executive Officers of the Registrant................   67
Item 11.  Executive Compensation............................................   67
Item 12.  Security Ownership of Certain Beneficial Owners and Management....   67
Item 13.  Certain Relationships and Related Transactions....................   67
Item 14.  Controls and Procedures...........................................   67

                                     PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...............................................................   68

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Credit Acceptance Corporation (the "Company" or "Credit Acceptance"), incorporated in Michigan in 1972, is a financial services company specializing in products and services for a network of automobile dealers. Credit Acceptance provides participating dealers with financing sources for consumers with limited access to credit by offering "guaranteed credit approval." The Company delivers credit approvals through the Internet. Other services include marketing, sales training and a wholesale purchasing cooperative. Through its financing program, Credit Acceptance helps consumers change their lives by providing an opportunity to strengthen and reestablish their credit standing by making timely monthly payments. The Company refers to participating dealers who share its commitment to changing customers' lives as "dealer-partners."

     Credit Acceptance was founded to service and collect retail installment contracts (referred to as "Contracts" or "Loans") originated and funded by automobile dealerships owned by the Company's founder and current Chairman, Donald Foss. During the 1980's, the Company began to market this service to non-affiliated dealers and, at the same time, began to offer financing in the form of a cash payment to the dealer-partner (an "advance") secured by the future collections on the Loans serviced for that dealer-partner. Today, the Company's program is offered in the United States, Canada and the United Kingdom.

     The Company's Internet address is www.creditacceptance.com. The Company makes available, free of charge on the web site, copies of reports it files with the Securities and Exchange Commission as soon as reasonably practicable after the Company electronically files such reports.

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

     Customers. The Company helps change the lives of customers who do not qualify for conventional automobile financing by helping them obtain quality transportation and, equally important, rehabilitate their credit through the timely repayment of their Loan.

     Dealer-Partners. The Company's program increases dealer-partners' profits in the following ways:

     - The Company enables dealer-partners to sell cars to customers who may not be able to obtain financing without the Company's program. In addition, customers often become repeat customers by financing future vehicle purchases either through the Company's program or, after they have successfully rehabilitated their credit, through conventional financing.

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

     The Company is organized into three primary business segments: North America, United Kingdom and Automobile Leasing. In early 2002, the Company stopped originating automobile leases and is in the process of liquidating the lease portfolio. See Note 12 to the consolidated financial statements for information regarding the Company's reportable segments.

     Credit Acceptance derives its revenues from the following principal sources:

          (i) servicing fees (recorded as finance charges) earned as a result of servicing Loans originated and assigned to the Company by dealer-partners;

          (ii) lease revenue from investments in operating leases; and

          (iii) other income, which primarily consists of fees earned from the Company's third party service contract programs, premiums earned on service contract and credit life insurance programs, monthly fees from the Internet origination system, interest income and fees from loans made directly to dealer-partners for floor plan financing and working capital purposes, revenue from secured line of credit loans offered to certain dealer-partners, and fees charged to dealer-partners at the time they enroll in the Company's program.

     The following table sets forth the percent relationship to total revenue of each of these sources.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
PERCENT OF TOTAL REVENUE                                      2002    2001    2000
------------------------                                      -----   -----   -----
Finance charges.............................................   63.3%   61.2%   65.2%
Lease revenue...............................................   10.4    14.8    10.5
Other income................................................   26.3    24.0    24.3
                                                              -----   -----   -----
  Total revenue.............................................  100.0%  100.0%  100.0%
                                                              =====   =====   =====

     The Company's business is seasonal with peak Loan originations occurring during February and March. However, this seasonality does not have a material impact on the Company's interim results.

OPERATIONS

  NORTH AMERICA AND UNITED KINGDOM

     Sales and Marketing. The Company's target market is a select group of the more than 90,000 independent and franchised automobile dealers in the United States, Canada, and the United Kingdom. The Company's market development process identifies high quality dealers in each geographic market and limits the number of automobile dealers in each geographic market that can participate in the Company's program. The selective marketing of the Company's program is intended to: (i) result in a network consisting of the highest quality dealer-partners who share the Company's commitment to changing lives; and (ii) increase the value of the Company's program to the Company's dealer-partners. Dealer-partners pay a one time enrollment fee to join the Company's program. A new dealer-partner is required to execute a Servicing Agreement, which defines the legal relationship between the Company and the dealer-partner.

     Under the typical Servicing Agreement, a dealer-partner represents that it will only submit Loans to Credit Acceptance which satisfy criteria established by the Company, meet certain conditions with respect to the binding nature and the status of the security interest in the purchased vehicle, and comply with applicable state, federal and foreign laws and regulations. Dealer-partners receive a monthly statement from the Company, summarizing all transactions on Loans originated by such dealer-partner.

     The typical Servicing Agreement may be terminated by the Company or by the dealer-partner upon written notice. The Company may terminate the Servicing Agreement immediately in the case of an event of default by the dealer-partner. Events of default include, among other things:

        (i) the dealer-partner's failure to perform or observe covenants in the Servicing Agreement;

        (ii) the dealer-partner's breach of a representation in the Servicing Agreement;

        (iii) a misrepresentation by the dealer-partner relating to a Loan submitted to the Company; or

        (iv) the appointment of a receiver for, or the bankruptcy or insolvency of, the dealer-partner.

     While a dealer-partner can cease submitting Loans to the Company at any time without terminating the Servicing Agreement, if the dealer-partner elects to terminate the Servicing Agreement or in the event of a default, the dealer-partner must immediately pay the Company:

        (i)  any unreimbursed collection costs;

        (ii) any unpaid advances and all amounts owed by the dealer-partner to the Company; and

        (iii) a termination fee equal to 20% of the then outstanding amount of the Loans accepted by the Company.

     Upon receipt in full of such amounts, the Company will reassign the Loan receivable and its security interest in the financed vehicle to the dealer-partner. In the event of a termination by the Company (or any other termination if the Company and the dealer-partner agree), the Company may continue to service Loans accepted prior to termination in the normal course of business without charging a termination fee.

     Loan Origination. Once a dealer-partner has enrolled in the Company's program, the dealer-partner may begin submitting Loans to the Company for approval and funding. In North America, applications are submitted to the Company either by facsimile or through the Company's Internet based Credit Application Processing System ("CAPS"). CAPS was installed on a pilot basis in August 2000 and was offered to all dealer-partners located in the United States beginning in January 2001. In 2002, approximately 88.1% of the Company's Loans were approved through CAPS. CAPS allows dealer-partners to input a credit application and view the response from the Company on-line. CAPS, which is patent pending, allows dealer-partners to: (i) receive an approval from the Company much faster than with traditional methods; and (ii) interact with the Company's credit scoring system to improve the structure of each transaction prior to delivery. Applications not submitted through CAPS receive a response from the Company via facsimile. All responses include the amount of the advance, as well as any stipulations required for funding. The amount of the advance is determined by the Company's proprietary credit score, which considers data contained in the customer's credit application, the customer's credit bureau report, the structure of the proposed transaction, and vehicle information.

     CAPS interfaces with the Company's application and contract system ("ACS"). ACS has been used by the Company to originate Loans in North America since May 1997. Loan information is entered into ACS either manually or through a download from CAPS. ACS provides credit scoring capability as well as the ability to process Loan packages. ACS compares Loan data against information provided during the approval process and allows the funding analyst to check that all stipulations have been met prior to funding. The Company's credit scoring system predicts the probability of default based upon the historical performance of Loans in the Company's portfolio that share similar characteristics. The performance of the credit scoring system is evaluated monthly by comparing projected to actual Loan performance. Adjustments are made to the credit scoring system when necessary.

     In 2002, the United Kingdom utilized a manual Loan origination process that mirrors automated processes utilized in North America. In January 2003, the United Kingdom implemented a credit scoring system and began offering an on-line application system ("OASYS"), which is similar to CAPS in North America, to dealer-partners.

     As advances are originated, they are automatically assigned to the originating dealer-partner's open pool of advances. Periodically, pools are closed and subsequent advances are assigned to a new pool. All advances due from a dealer-partner are secured by the future collections on the dealer-partner's portfolio of Loans. Collections on all related Loans within the pool, after payment of the Company's servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance owing against those Loans. Once the advance balance has been repaid, the dealer-partner is entitled to receive future collections from Loans within that pool, after payment of the Company's servicing fee and reimbursement of certain collection costs. The Company's acceptance of Loans is generally without recourse to the general assets of the dealer-partner. Each advance to a dealer-partner is secured by a lien on the financed vehicle.

     Upon acceptance of the Loan, the Company records the gross amount of the Loan as a gross Loan receivable and the amount of its servicing fee as an unearned finance charge which, for balance sheet purposes, is netted from the gross amount of the Loan. The Company records the remaining portion of the Loan (the gross amount of the Loan less the unearned finance charge) as a dealer holdback. For balance sheet purposes, dealer holdbacks are shown net of the current advance balance.

     Information on the Company's Loan originations for each of the last five years is presented in the following table:

                                                               AS OF DECEMBER 31,
                                                  --------------------------------------------
AVERAGE LOAN DATA                                  2002      2001      2000     1999     1998
-----------------                                 -------   -------   ------   ------   ------
Average size of Loan accepted...................  $11,316   $10,724   $8,867   $8,849   $8,402
Percentage growth in average size of Loan.......      5.5%     21.0%     0.2%     5.3%     0.7%
Average initial maturity (in months)............       36        36       32       32       31
Average Advance per Loan........................  $ 5,243   $ 5,288   $4,657   $4,744   $4,260
Average Advance as a percent of average Loan
  accepted......................................     46.3%     49.3%    52.5%    53.6%    50.7%

     Servicing and Collections. In North America, the Company's pre-repossession collectors are organized into teams. The Company's first payment miss team services Loans of customers who have failed to make one of their first three payments on time. A collection call is generally placed to these customers three days after the payment is due. Once a customer has made their first three payments, a regional collection team services their Loan. Regional teams service all Loans originated by dealer-partners within their geographic area. The Company has implemented an incentive system to encourage collectors to collect the full amount due and eliminate the delinquency on Loans assigned to their team. Collectors may recommend repossession of the vehicle based on a variety of factors including the amount of the delinquency and the estimated value of the vehicle. All recommendations are approved by a collection team supervisor.

     When a Loan is approved for repossession, the account is transferred to the repossession department. Repossession personnel continue to service the Loan as it is being assigned to a third party repossession agent, who works on a contingency fee basis. Once a vehicle has been repossessed, the customer can negotiate a redemption with the Company, whereby the vehicle is returned to the customer in exchange for paying off the Loan balance, or where appropriate or if required by law, the vehicle is returned to the customer and the Loan reinstated, in exchange for reducing or eliminating the past due balance. If the redemption process is not successful, the vehicle is shipped to a wholesale automobile auction and scheduled for sale. Prior to sale, the vehicle is usually inspected by the Company's remarketing representatives who authorize repair and reconditioning work in order to increase the sale proceeds at auction.

     If the vehicle sale proceeds are not sufficient to satisfy the balance owing on the Loan, the Loan is assigned either to: (i) the Company's senior collection team, in the event that the customer is willing to make payments on the deficiency balance; or (ii) the Company's legal team, if it is believed that legal action is required to reduce the deficiency balance owing on the Loan. The Company's legal team assigns Loans to third party collection attorneys who file a claim and upon obtaining a judgment, garnish wages or other assets.

     Collectors rely on two systems to service accounts in North America, the Collection System ("CS") and the Loan Servicing system ("LSS"). LSS and CS are connected through a batch interface. The present CS has been in service since June 2002. The system interfaces with a predictive dialer and records all activity on a Loan, including details of past phone conversations with the customer, collection letters sent, promises to pay, broken promises, repossession orders and collection attorney activity. LSS was installed in 1997. The system maintains a record of all transactions relating to Loans originated after July 1990 and is the primary source of management reporting including data utilized to:

          (i) evaluate the Company's proprietary credit score;

          (ii) forecast future collections;

          (iii) establish the Company's reserve for advance losses; and

          (iv) analyze the profitability of the Company's program.

     The Company utilizes one major computer system in the United Kingdom that combines functionality included in LSS and CS. The collection process is less automated in the United Kingdom than in North America. The system in the United Kingdom provides data utilized to:

          (i) forecast future collections;

          (ii) establish the Company's reserve for advance losses; and

          (iii) analyze the profitability of the Company's program.

  ANCILLARY PRODUCTS AND OTHER SERVICES

     Service Contracts and Insurance Products. In North America, the Company maintains relationships with certain insurance carriers which provide dealer-partners the ability to offer customers credit life and disability insurance. Should the consumer elect to purchase this insurance, the premium on the insurance policy is added to the amount due under the Loan and to the advance balance. The Company is not involved in the actual sale of the insurance; however, the insurance carrier cedes the premiums, less a fee, to a wholly-owned subsidiary of the Company, which reinsures the coverage under the policy. As a result, the Company, through its subsidiary, bears the risk of loss, and earns revenues from premiums ceded and the investment of such funds.

     The Company also provides North American dealer-partners the ability to offer a service contract product to customers through a wholly-owned subsidiary. In states that do not consider service contracts to be insurance products or require they be backed by a contractual liability insurance policy, the service contract is written directly through a wholly-owned subsidiary. The administration of this program has been subcontracted to a third party experienced in administering such programs. The Company, through its subsidiary, bears all risk of loss relating to claims. In states that regulate service contracts as insurance, or require that they be insured by a contractual liability insurance policy, the Company, through its wholly-owned subsidiary, contracted with an independent third party qualified to issue such service contracts, to offer dealer-partners the ability to offer customers service contracts. These service contracts are written by this independent third party, however, the Company, through its subsidiary, bears all risk of loss relating to claims. In each case, the premium on the service contract is added to the amount due under the Loan. The cost of the service contract, plus a commission earned by the dealer-partner on the sale of the service contract is added to the advance balance.

     Additionally, the Company provides North American dealer-partners the ability to offer a third party service contract program. Under this program, the premium on the service contract is added to the amount due under the Loan. The cost of the service contract, plus a commission earned by the dealer-partner on the sale of the service contract is added to the advance balance. A portion of the amount added to the advance balance is retained by the Company as a fee. The third party bears all of the risk of loss on claims relating to these service contracts.

     In the United Kingdom, a relationship is maintained with third party providers, who allow dealer-partners in the United Kingdom to offer credit life and disability insurance, service contracts and guaranteed asset protection ("GAP") insurance to consumers. For each product, the premium is added to the amount due under the Loan. The cost of each product, plus a commission earned by the dealer-partner on the sale of each product, is added to the advance balance. A portion of the amount added to the advance balance is retained by the Company as a fee. The third party bears all the risk of loss on claims relating to these products.

     Floor Plan Financing. In North America, floor plan financing is offered on a limited basis to certain dealers, most of which participate in the Company's financing program. Under these financing arrangements, loans are provided to finance the dealer's inventory. Dealers are charged documentation fees in connection with each vehicle financed, plus interest on the unpaid balance at rates which generally range from 12% to 18% per annum. Security for these loans generally consists of:

          (i) a lien on the financed inventory;

          (ii) a security interest in the dealer's assets, including the dealer-partners' portfolio of Loans serviced by the Company; and

          (iii) the personal guaranty of the owner.

In 2002, the Company significantly reduced its investment in the floor plan portfolio after concluding this business was not likely to generate an acceptable return on capital. The Company intends to continue to work to reduce the amount of capital invested in this business.

     Secured Working Capital Loans. On a very limited basis, the Company provides working capital loans to dealer-partners. Dealer-partners are charged an origination fee when the loan is funded and pay interest on the obligation at rates ranging from 12% to 18% per annum. These loans are generally secured by a lien on the dealer-partner's assets, including the dealer-partners' portfolio of Loans serviced by the Company.

     Secured Line of Credit Loans. Beginning in 2000, North America offered line of credit arrangements to certain dealers who were not participating in the Company's core program. These lines of credit are secured primarily by Loans, originated and serviced by the dealer, with additional security provided by the personal guarantee of the owner. The effective interest rate on these loans varies based upon the amount advanced to the dealer and the percentage of collections on the loan portfolio required to be remitted to the Company. During the third quarter of 2001, the Company discontinued offering this program to new dealers, and is in the process of reducing the amount of capital invested in this business.

  AUTOMOBILE LEASING

     In early 2002, the Company decided to exit the automobile leasing business. This decision was based upon the conclusion that the automobile leasing business was unlikely to produce a higher return than the Company's automobile lending business over the long-term. Prior to this decision, the Company purchased automobile leases from dealer-partners for an amount based on the value of the vehicle as determined by an industry guidebook, assumed ownership of the related vehicle from the dealer-partner and received title to the vehicle. This program differed from the Company's principal business in that, as leases were purchased outright, the Company assumed no liability to the dealer-partner for dealer holdback payments. Additionally, the customer was required to remit a security deposit to the Company. Customer payments are applied toward the customer's outstanding lease receivable. At lease termination, the Company is responsible for the ultimate disposal of the vehicle, which is sold directly to the dealer-partner, to the customer or at auction. Leases generally have an original term ranging from 24 to 48 months, with an average of 37 months.

CREDIT LOSS POLICY

  NORTH AMERICA AND UNITED KINGDOM

     The Company maintains: (i) a reserve for advance losses; and (ii) a reserve for earned but unpaid servicing fees called the allowance for credit losses.

     Reserve for advance losses. The Company maintains a reserve against advances that are not expected to be recovered through collections on the related Loan portfolio. For purposes of establishing the reserve, the present value of estimated future collections for each dealer-partner's Loan portfolio is compared to the related advance balance. The discount rate used for present value purposes is equal to the rate of return expected at the origination of the advance. To the extent that the present value of future collections is less than the advance balance due from a dealer-partner, the Company records a reserve equal to the difference between the advance and the present value of the estimated future collections. The Company maintains historical loss experience for each dealer-partner on a static pool basis and uses this information to forecast the timing and amount of future collections on each dealer-partner's portfolio. Proceeds from one dealer-partner's portfolio cannot be used to offset losses relating to another dealer-partner. Effective January 1, 2003, the Company modified its policy for charging off advances. Advances are charged off when the Company's analysis forecasts no future collections relating to such advance balance.

     Advance losses represent the Company's primary credit risk. The risk of advance losses increases as the spread between the collection rate and advance rate narrows. The Company's primary protection against future losses relates to managing this spread appropriately.

     Allowance for credit losses. The Company maintains an allowance for credit losses that covers earned but unpaid servicing fees on Loans receivable in non-accrual status. Servicing fees, which are recorded as finance charges, are recognized under the interest method of accounting until the underlying obligation is 90 days past due on a recency basis (no payments received for 90 days). At such time, the Company suspends the recognition of revenue and records a provision for credit losses equal to the earned but unpaid revenue. Once a Loan is classified in non-accrual status, it remains in non-accrual status for the remaining life of the Loan. Revenue on non-accrual Loans is recognized on a cash basis. Loans on which no payment has been received for nine months are charged off.

  AUTOMOBILE LEASING

     The Company maintains: (i) a reserve for repossession losses; and (ii) a reserve for residual losses.

     Reserve for repossession losses. The repossession reserve covers losses resulting from the difference between sale proceeds and the net investment in operating leases. For purposes of establishing the reserve, the Company estimates the expected losses, based on its historical loss experience, on its inventory of repossessed vehicles and vehicles being repossessed.

     Reserve for residual losses. The residual reserve covers losses resulting from the disposal of vehicles at the end of the lease term. The Company established its residual values based upon an industry guidebook and data from repossessed vehicles sold at auction. Realization of the residual values is dependent on the Company's future ability to market the vehicles under then prevailing market conditions. Adverse changes in market conditions from those upon which the estimates were based could have an adverse effect on the Company's ability to realize the values estimated and require an increase in the reserve, which may materially and adversely affect the Company's results of operations.

COMPETITION

     The market for customers who do not qualify for conventional automobile financing is large and highly competitive. The market is currently served by banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned. Many of these companies are much larger and have greater resources than the Company. These companies typically target higher credit tier customers within the Company's market. While the Company currently is not aware of any other company offering guaranteed credit approval on a national scale, there can be no assurance that direct competition will not emerge and that the Company will be able to compete successfully.

CUSTOMER AND GEOGRAPHIC CONCENTRATIONS

     Generally. As of December 31, 2002, approximately 48.0% of North American dealer-partners were located in Michigan, Ohio, New York, Virginia, Maryland, Illinois, and Tennessee. These dealer-partners accounted for approximately 51.8% of the number of Loans accepted in North America in 2002. As of December 31, 2002, approximately 15.0% of the Company's dealer-partners were located in the United Kingdom. These dealer-partners accounted for approximately 5.7% of the new Loans accepted by the Company. No single dealer-partner accounted for more than 10% of total revenues during any of the last three years. However, two dealer-partner groups in the United Kingdom accounted for approximately 41.6% and 66.1% and 53.3% of new Loans accepted in the United Kingdom in 2002, 2001, and 2000, respectively.

     Affiliated Parties. The Company regularly accepts assignments of Loans originated by affiliated dealer-partners owned by: (i) the Company's majority shareholder and Chairman; (ii) the Company's President; and (iii) a member of the Chairman's family. Loans accepted from these affiliated dealer-partners were approximately $19.1 million, $21.2 million and $11.3 million in 2002, 2001 and 2000, respectively. Loans receivable from affiliated dealer-partners represented approximately 2.8%, 2.6% and 3.5% of the gross Loans receivable balance as of December 31, 2002, 2001 and 2000, respectively. The Company accepts Loans from affiliated dealer-partners and nonaffiliated dealer-partners on the same terms.

     Prior to the decision to exit the leasing business, the Company regularly accepted automobile leases originated by affiliated dealer-partners owned by:
(i) the Company's majority shareholder and Chairman; and (ii) the Company's President. Automobile leases accepted from affiliated dealer-partners were $11,000, $1.4 million and $10.1 million in 2002, 2001 and 2000, respectively. Affiliated dealer-partners originated approximately 1.0%, 4.6% and 22.6% of the value of automobile leases accepted and approximately 0.8%, 4.2% and 24.8% of the number of automobile leases accepted by the Company during 2002, 2001 and 2000, respectively. The Company accepted automobile leases from affiliated dealer-partners and nonaffiliated dealer-partners on the same terms.

GEOGRAPHIC FINANCIAL INFORMATION

     The following table sets forth, for each of the last three years for the Company's domestic and foreign operations, the amount of revenues from customers and long-lived assets (in thousands):

                                                       AS OF AND FOR YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2002          2001          2000
                                                       -----------   -----------   -----------
Revenues from customers
  United States......................................   $128,893      $118,646      $100,864
  United Kingdom.....................................     20,022        23,674        20,729
  Other foreign......................................      5,419         5,009         2,018
                                                        --------      --------      --------
     Total revenues from customers...................   $154,334      $147,329      $123,611
                                                        ========      ========      ========
Long-lived assets United States......................   $ 19,284      $ 18,806      $ 17,248
  United Kingdom.....................................        667           840         1,170
  Other foreign......................................         --            --            --
                                                        --------      --------      --------
     Total long-lived assets.........................   $ 19,951      $ 19,646      $ 18,418
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

REGULATION

     The Company's businesses are subject to various state, federal and foreign laws and regulations, which:

          (i) require licensing and qualification,

          (ii) regulate interest rates, fees and other charges,

          (iii) require specified disclosures by automobile dealer-partners to customers,

          (iv) govern the sale and terms of the ancillary products; and

          (v) define the Company's rights to collect the Loans and repossess and sell collateral.

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

     The Company's operations in the United Kingdom and Canada are also subject to various laws and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the United States.

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

EMPLOYEES

     As of February 28, 2003, the Company employed 717 persons. The Company's employees have no union affiliations and the Company believes its relationship with its employees is good. The table below presents employees by department:

                                                               NUMBER OF
DEPARTMENT                                                     EMPLOYEES
----------                                                     ---------
Collection and Servicing....................................      398
Loan Origination and Processing.............................       51
Sales and Marketing.........................................       74
Finance and Accounting......................................       55
Information Systems.........................................       50
Management and Support......................................       89
                                                                  ---
  TOTAL.....................................................      717
                                                                  ===

ITEM 2.  PROPERTIES

  NORTH AMERICA AND AUTOMOBILE LEASING

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

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business and as a result of the consumer-oriented nature of the industry in which the Company operates, industry participants are frequently subject to various consumer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth in lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to the Company's repossession and sale of the consumer's vehicle and other debt collection activities. The Company, as the assignee of Loans originated by dealer-partners, may also be named as a co-defendant in lawsuits filed by consumers principally against dealer-partners. Many of these cases are filed as purported class actions and seek damages in large dollar amounts. An adverse ultimate disposition in any such action could have a material adverse impact on the Company's financial position, liquidity and results of operations.

     The Company is currently a defendant in a class action proceeding commenced on October 15, 1996 in the United States District Court for the Western District of Missouri seeking money damages for alleged violations of a number of state and federal consumer protection laws. On October 9, 1997, the District Court certified two classes on the claims brought against the Company, one relating to alleged overcharges of official fees, the other relating to alleged overcharges of post-maturity interest. On August 4, 1998, the District Court granted partial summary judgment on liability in favor of the plaintiffs on the interest overcharge claims based upon the District Court's finding of certain violations but denied summary judgment on certain other claims. The District Court also entered a number of permanent injunctions, which among other things, restrained the Company from collecting on certain class accounts. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable, the Company appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit. Oral argument on the appeals was heard on April 19, 1999. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit overturned the August 4, 1998 partial summary judgment order and injunctions against the Company. The Court of Appeals held that the District Court lacked jurisdiction over the interest overcharge claims and directed the District Court to sever those claims and remand them to state court. On February 18, 2000, the District Court entered an order remanding the post-maturity interest class to Missouri state court while retaining jurisdiction on the official fee class. The Company then filed a motion requesting that the District Court reconsider that portion of its order of August 4, 1998, in which the District Court had denied the Company's motion for summary judgment on the federal Truth-In-Lending Act ("TILA") claim. On May 26, 2000, the District Court entered summary judgment in favor of the Company on the TILA claim and directed the Clerk of the Court to remand the remaining state law official fee claims to the appropriate state court. On September 18, 2001, the Circuit Court of Jackson County, Missouri mailed an order assigning this matter to a judge. On October 28, 2002, the plaintiffs filed a fourth amended complaint. The Company filed a motion to dismiss the plaintiff's fourth amended complaint on November 4, 2002. On November 18, 2002, the Company filed a memorandum urging the decertification of the classes. On January 15, 2003, the case was assigned to a new judge. On February 21, 2003 the plaintiffs filed a brief opposing the Company's November 4, 2002 motion to dismiss the case. The Company will continue its vigorous defense of all remaining claims. However, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET PRICE AND DIVIDEND INFORMATION

     The Company's Common Stock is traded on The Nasdaq Stock Market(R) under the symbol CACC. The high and low sale prices for the Common Stock for each quarter during the two year period ending December 31, 2002 as reported by The Nasdaq Stock Market(R) are set forth in the following table.

                                                            2002             2001
                                                       --------------   --------------
QUARTER ENDED                                           HIGH     LOW     HIGH     LOW
-------------                                          ------   -----   ------   -----
March 31.............................................  $12.04   $8.50   $ 6.88   $4.50
June 30..............................................   14.95    9.66     8.00    5.00
September 30.........................................   13.45    7.22    12.00    7.12
December 31..........................................    9.72    6.26    10.37    7.40

     As of February 28, 2003, the number of beneficial holders and shareholders of record of the Common Stock was approximately 1,800 based upon securities position listings furnished to the Company.

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

EQUITY COMPENSATION PLANS

     The Company has three stock option plans pursuant to which it grants stock options with time or performance-based vesting requirements to employees, officers, directors and dealer-partners. The Company's 1992 Stock Option Plan (the "1992 Plan") was approved by shareholders in 1992 prior to the Company's initial public offering. The Company's Director Stock Option Plan (the "Director Plan") was approved by shareholders in 2002. The Company's Stock Option Plan for Dealers (the "Dealer Plan") was not approved by shareholders. Effective January 1, 1999, the Company suspended the granting of future options under the Dealer Plan. The following table sets forth, with respect to each of the option plans,
(i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2002.

                                  NUMBER OF SHARES
                                    TO BE ISSUED                             NUMBER OF SHARES
                                        UPON                                REMAINING AVAILABLE
                                    EXERCISE OF       WEIGHTED-AVERAGE      FOR FUTURE ISSUANCE
                                    OUTSTANDING       EXERCISE PRICE OF        UNDER EQUITY
PLAN CATEGORY                         OPTIONS        OUTSTANDING OPTIONS   COMPENSATION PLANS(A)
-------------                     ----------------   -------------------   ---------------------
Equity compensation plans
  approved by shareholders:
  1992 Plan.....................     4,374,254              $7.35                1,607,615
  Director Plan.................       100,000               7.00                  100,000
Equity compensation plans not
  approved by shareholders:
  Dealer Plan...................        69,100               7.51                  874,367
                                     ---------              -----                ---------
Total...........................     4,543,354              $7.34                2,581,982
                                     =========              =====                =========

---------------

(a) Excludes securities reflected in the first column, "Number of Securities to be issued upon exercise of outstanding options and rights".

     Pursuant to the Dealer Plan, the Company reserved 1.0 million shares of its common stock for the future granting of options to participating dealer-partners. Effective January 1, 1999, the Company suspended the granting of future options under the Dealer Plan. Under the Dealer Plan, a dealer-partner received a grant of an option to purchase 1,000 shares of Common Stock as of the last day of the calendar quarter in which the Company processed and accepted the 100th Loan accepted from such dealer-partner during the calendar year, and a dealer-partner received an additional option to purchase 200 shares of Common Stock for each additional 100 Loans processed and accepted by the Company during the calendar year as of the last day of the calendar quarter in which the Company processed and accepted from the dealer-partner the Loan which is an integral multiple of 100 (i.e. the 200th, 300th, 400th etc.). The Board also had the power to grant options from time to time to dealer-partners without regard to the number of Loans accepted. The exercise price of the options was equal to the fair market value on the date of grant. The options, which were non-transferable, became exercisable over a three year period. Nonvested options are forfeited upon the termination of the dealer-partner's Servicing Agreement by the Company or the dealer-partner and otherwise expire five years from the date of grant.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected income statement and balance sheet data presented below are derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Report.

                                                     2002         2001         2000         1999         1998
                                                  ----------   ----------   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenue:
  Finance charges...............................  $   97,744   $   90,169   $   80,580   $   76,896   $   99,729
  Lease revenue.................................      16,101       21,853       13,019        1,034           --
  Other income..................................      40,489       35,307       30,012       37,898       43,553
                                                  ----------   ----------   ----------   ----------   ----------
    Total revenue...............................     154,334      147,329      123,611      115,828      143,282
                                                  ----------   ----------   ----------   ----------   ----------
Costs and expenses:
  Selling, general and administrative...........      66,333       59,822       52,925       59,375       63,671
  Provision for credit losses(A)................      20,694       11,915       11,251       56,172       16,405
  Depreciation of leased assets.................       9,669       12,485        7,004          569           --
  Valuation adjustment on retained interest in
    securitization(A)...........................          --           --           --       13,517           --
  Interest......................................       9,058       14,688       16,431       16,576       25,565
                                                  ----------   ----------   ----------   ----------   ----------
    Total costs and expenses....................     105,754       98,910       87,611      146,209      105,641
                                                  ----------   ----------   ----------   ----------   ----------
Other operating income:
  Gain on sale of subsidiary(B).................          --           --           --       14,720           --
                                                  ----------   ----------   ----------   ----------   ----------
Operating income (loss).........................      48,580       48,419       36,000      (15,661)      37,641
  Foreign exchange loss.........................          --          (42)         (11)         (66)        (116)
                                                  ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes...............      48,580       48,377       35,989      (15,727)      37,525
  Provision (credit) for income taxes...........      18,879       19,174       12,339       (5,041)      12,559
                                                  ----------   ----------   ----------   ----------   ----------
Net income (loss)...............................  $   29,701   $   29,203   $   23,650   $  (10,686)  $   24,966
                                                  ==========   ==========   ==========   ==========   ==========
Net income (loss) per common share:
  Basic.........................................  $     0.70   $     0.69   $     0.54   $    (0.23)  $     0.54
                                                  ==========   ==========   ==========   ==========   ==========
  Diluted.......................................  $     0.68   $     0.68   $     0.53   $    (0.23)  $     0.53
                                                  ==========   ==========   ==========   ==========   ==========
Weighted average shares outstanding:
  Basic.........................................  42,438,292   42,140,961   43,879,577   46,222,730   46,190,208
  Diluted.......................................  43,362,741   43,150,804   44,219,876   46,222,730   46,960,290
BALANCE SHEET DATA:
Loans receivable, net...........................  $  773,177   $  757,286   $  564,260   $  565,983   $  663,600
Floor plan receivables..........................       4,450        6,446        8,106       15,492       14,071
Notes receivable................................       7,554       11,167        6,985        3,610        2,278
Investment in operating leases, net.............      17,879       42,774       42,921        9,097           --
All other assets................................      39,265       43,761       48,762       63,403       69,782
                                                  ----------   ----------   ----------   ----------   ----------
    Total assets................................  $  842,325   $  861,434   $  671,034   $  657,585   $  749,731
                                                  ==========   ==========   ==========   ==========   ==========
Total debt......................................  $  109,841   $  202,529   $  156,673   $  158,985   $  218,798
Dealer holdbacks, net...........................     362,534      315,393      214,468      202,143      222,275
Other liabilities...............................      46,102       55,073       37,667       33,482       32,395
                                                  ----------   ----------   ----------   ----------   ----------
    Total liabilities...........................     518,477      572,995      408,808      394,610      473,468
Shareholders' equity(C).........................     323,848      288,439      262,226      262,975      276,263
                                                  ----------   ----------   ----------   ----------   ----------
    Total liabilities and shareholders'
      equity....................................  $  842,325   $  861,434   $  671,034   $  657,585   $  749,731
                                                  ==========   ==========   ==========   ==========   ==========

---------------
(A) In 1999, the Company increased the provision for credit losses as the result of higher provisions needed for losses on advances to dealer-partners with respect to Loan pools originated primarily in 1995, 1996, and 1997. In addition, in 1999 the Company recorded a valuation adjustment on the retained interest in its July 1998 securitization relating to these Loan pools. During the third and fourth quarters of 2002, the Company's forecast of future collections on its North America portfolio of Loans declined approximately 5% and 2%, respectively. As a result, the Company recorded larger than expected provisions for losses on advances to dealer-partners. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
(B) In 1999, the Company recorded a gain from the sale of its credit reporting services subsidiary.
(C) No dividends were paid during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's business model relies on its ability to forecast Loan performance. The Company's forecasts impact Loan pricing and structure as well as the required reserve for advance losses. The following table presents forecasted collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections which have been realized through December 31, 2002. The amounts presented are expressed as a percent of total Loan value by year of Loan origination.

                                                          DECEMBER 31, 2002
                                         ---------------------------------------------------
                                          FORECASTED                           % OF FORECAST
YEAR                                     COLLECTION %   ADVANCE %   SPREAD %     REALIZED
----                                     ------------   ---------   --------   -------------
1992...................................      81%           35%        46%          100%
1993...................................      76%           37%        39%          100%
1994...................................      62%           42%        20%          100%
1995...................................      56%           46%        10%           98%
1996...................................      57%           49%         8%           98%
1997...................................      60%           49%        11%           97%
1998...................................      68%           50%        18%           98%
1999...................................      72%           54%        18%           96%
2000...................................      72%           53%        19%           87%
2001...................................      68%           49%        19%           59%
2002...................................      68%           46%        22%           20%

     The risk of a forecasting error declines as Loans age. For example, the risk of a material forecasting error for business written in 1995 is very small, with 98% of the total amount forecasted already realized. In contrast, the Company's forecast for recent Loan originations is much less precise. If the Company produces disappointing operating results, it will likely be because the Company overestimated future Loan performance.

     The spread between the forecasted collection rate and the advance rate reduces the Company's risk of advance losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of advance losses, but it does reduce the risk significantly.

     One method for evaluating the reasonableness of the Company's forecast is to examine the trends in forecasted collection rates over time. The following table compares the Company's forecast as of December 31, 2002 with the forecast as of December 31, 2001.

                                         DECEMBER 31, 2001         DECEMBER 31, 2002
YEAR                                  FORECASTED COLLECTION %   FORECASTED COLLECTION %   VARIANCE
----                                  -----------------------   -----------------------   --------
1992...............................             81%                       81%                0%
1993...............................             76%                       76%                0%
1994...............................             62%                       62%                0%
1995...............................             56%                       56%                0%
1996...............................             57%                       57%                0%
1997...............................             60%                       60%                0%
1998...............................             69%                       68%                (1)%
1999...............................             73%                       72%                (1)%
2000...............................             73%                       72%                (1)%
2001...............................             70%                       68%                (2)%

     During 2002, the Company experienced a decline in Loan performance in North America. The Company believes the decline is temporary and is primarily due to the installation of a new collection system late in the second quarter of 2002. However, it is impossible to determine whether external factors, such as economic conditions, also may have contributed to the decline. As a result of the decline in Loan performance, the Company's forecast of future collections on its North America portfolio of Loans declined approximately 5% and 2% during the third and fourth quarters of 2002, respectively. The Company believes that significant improvement was made during the fourth quarter of 2002. Collection activity returned to pre-system conversion levels as measured by calls and contacts per delinquent account. The level of charge offs was unsatisfactory in October, but improved significantly in November and December. The Company believes that it is too early to conclude what effect these improvements will have on the provision for losses on advances in 2003. The Company believes the new collection system will ultimately provide operational efficiencies, and improvements in collection rates, which could not have occurred without the new system.

RESULTS OF OPERATIONS

     The following tables present income statement data on a consolidated basis as well as for the Company's three business segments, North America, United Kingdom and Automobile Leasing.

  CONSOLIDATED

                               YEAR ENDED        % OF        YEAR ENDED        % OF        YEAR ENDED        % OF
                            DECEMBER 31, 2002   REVENUE   DECEMBER 31, 2001   REVENUE   DECEMBER 31, 2000   REVENUE
(DOLLARS IN THOUSANDS)      -----------------   -------   -----------------   -------   -----------------   -------
REVENUE:
Finance charges...........      $ 97,744          63.3%       $ 90,169          61.2%       $ 80,580          65.2%
Lease revenue.............        16,101          10.4          21,853          14.8          13,019          10.5
Other income..............        40,489          26.3          35,307          24.0          30,012          24.3
                                --------         -----        --------         -----        --------         -----
  Total revenue...........       154,334         100.0         147,329         100.0         123,611         100.0
COSTS AND EXPENSES:
Operating expenses........        66,333          43.0          59,822          40.6          52,925          42.8
Provision for credit
  losses..................        20,694          13.4          11,915           8.1          11,251           9.1
Depreciation of leased
  assets..................         9,669           6.3          12,485           8.5           7,004           5.7
Interest..................         9,058           5.9          14,688          10.0          16,431          13.3
                                --------         -----        --------         -----        --------         -----
  Total costs and
     expenses.............       105,754          68.6          98,910          67.2          87,611          70.9
                                --------         -----        --------         -----        --------         -----
Operating income..........        48,580          31.4          48,419          32.8          36,000          29.1
Foreign exchange loss.....            --            --             (42)           --             (11)           --
                                --------         -----        --------         -----        --------         -----
Income before provision
  for income taxes........        48,580          31.4          48,377          32.8          35,989          29.1
Provision for income
  taxes...................        18,879          12.2          19,174          13.0          12,339          10.0
                                --------         -----        --------         -----        --------         -----
Net income................      $ 29,701          19.2%       $ 29,203          19.8%       $ 23,650          19.1%
                                ========         =====        ========         =====        ========         =====

     The results of operations for the Company as a whole are attributable to changes described in the North America, United Kingdom, and Automobile Leasing business segments. The following discussion of the results of operations for interest expense is provided on a consolidated basis, as the explanation is not meaningful by business segment.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Interest. Interest expense decreased to $9.1 million in 2002 from $14.7 million in 2001. The decrease in interest expense was primarily the result of:
(i) the impact of a decrease in average outstanding debt and (ii) the decrease in the weighted average interest rate to 5.4% in 2002 from 7.5% in 2001, which was the result of a decrease in the average interest rate on the Company's variable rate debt, including lines of credit and secured financings, and repayment of the senior note debt.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Interest. Interest expense decreased to $14.7 million in 2001 from $16.4 million in 2000. The decrease in interest expense was primarily the result of a decrease in the weighted average interest rate to 7.5% in 2001 from 10.1% in 2000, which was the result of: (i) a decrease in the average interest rate on the Company's variable rate debt, including lines of credit and secured financing, and the reduction in the amount of senior note debt; and (ii) the impact of fixed borrowing fees and costs on average interest rates when average outstanding borrowings are increasing.

  NORTH AMERICA

                               YEAR ENDED        % OF        YEAR ENDED        % OF        YEAR ENDED        % OF
                            DECEMBER 31, 2002   REVENUE   DECEMBER 31, 2001   REVENUE   DECEMBER 31, 2000   REVENUE
(DOLLARS IN THOUSANDS)      -----------------   -------   -----------------   -------   -----------------   -------
REVENUE:
Finance charges...........      $ 80,073          69.1%        $68,367          68.7%        $61,746          69.4%
Other income..............        35,761          30.9          31,158          31.3          27,187          30.6
                                --------         -----         -------         -----         -------         -----
  Total revenue...........       115,834         100.0          99,525         100.0          88,933         100.0
COSTS AND EXPENSES:
Operating expenses........        55,870          48.2          45,848          46.1          42,944          48.3
Provision for credit
  losses..................        11,071           9.6           2,390           2.4           2,840           3.2
Interest..................         6,419           5.5           9,127           9.2          12,170          13.7
                                --------         -----         -------         -----         -------         -----
  Total costs and
     expenses.............        73,360          63.3          57,365          57.7          57,954          65.2
                                --------         -----         -------         -----         -------         -----
Operating income..........        42,474          36.7          42,160          42.3          30,979          34.8
Foreign exchange gain.....            (6)           --             (37)           --             (11)           --
                                --------         -----         -------         -----         -------         -----
Income before provision
  for income taxes........        42,468          36.7          42,123          42.3          30,968          34.8
Provision for income
  taxes...................        17,491          15.1          17,582          17.7          10,929          12.3
                                --------         -----         -------         -----         -------         -----
Net income................      $ 24,977          21.6%        $24,541          24.6%        $20,039          22.5%
                                ========         =====         =======         =====         =======         =====

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Finance Charges. Finance charges increased to $80.1 million in 2002 from $68.4 million in 2001 primarily due to an increase in the average size of the Loan portfolio due to an increase in Loan originations in 2001. This increase was partially offset by a reduction in the average annualized yield on the Company's Loan portfolio to 12.6% in 2002 from 13.4% in 2001. The decrease in the average yield was primarily due to an increase in the percent of non-accrual Loans to 22.7% as of December 31, 2002 from 19.3% for the same period in 2001 due primarily to a reduction in Loan originations in 2002.

     Other Income. Other income increased to $35.8 million in 2002 from $31.2 million in 2001 primarily due to: (i) interest income of $4.8 million from the Internal Revenue Service received in connection with a change in tax accounting methods that affected the characterization and timing of revenue recognition for tax purposes and (ii) an increase of $1.2 million in monthly fees paid by dealer-partners for the use of the Company's Internet origination system. These increases were partially offset by the one-time gain of $1.1 million in 2001 on a clean-up call relating to the July 1998 securitization of advance receivables.

     Operating Expenses. Operating expenses consist of salaries and wages, general and administrative expenses, sales and marketing expenses, and a provision for insurance and service contract claims. Operating expenses increased to $55.9 million in 2002 from $45.8 million in 2001. The increase was primarily due to: (i) the reversal in 2001 of Michigan single business taxes of $4.7 million, which were paid from 1993 to 2000, resulting from a re-characterization of the Company's revenue as a result of an Internal Revenue Service examination; (ii) an increase in salaries and wages of $2.9 million resulting primarily from increased spending on corporate infrastructure; (iii) losses of $1.4 million on the disposal of computer hardware in 2002; and (iv) an increase of $900,000 in the provision for floor plan and dealer-partner loan losses.

     Provision for Credit Losses. Provision for credit losses increased to $11.1 million in 2002 from $2.4 million in 2001. The provision for credit losses consists of two components: (i) a provision for losses on advances to dealer-partners that are not expected to be recovered through collections on the related Loan portfolio and (ii) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period. The increases in the provision for credit losses for the year ended December 31, 2002 compared to the year ended December 31, 2001 were primarily due to: (i) an increase of $6.1 million in the provision for losses on advances due to a reduction in forecasted future collections which the Company believes is primarily the result of a decline in collection results relating to the installation of a new collection system late in the second quarter of 2002 (see "Critical Accounting Policies and Loss Experience -- North America and United Kingdom -- Reserve for Advance Losses"); and (ii) an increase of $2.6 million in the provision for earned but unpaid revenue due to an increase in the percent of non-accrual Loans to 22.7% as of December 31, 2002 from 19.3% for the same period in 2001.

     Provision for Income Taxes. Provision for income taxes decreased to $17.5 million in 2002 from $17.6 million in 2001 due to a decrease in the effective tax rate to 41.2% in 2002 from 41.7% in 2001. In 2001, the Internal Revenue Service examination for the years 1993-2001 was completed. As a result of this examination, in 2001 the Company recorded an expense of $3.9 million to reflect estimated state taxes due as a result of the re-characterization of the Company's revenue. The decrease in the effective tax rate in 2002 was a result of the Company reducing its estimate of state income taxes due for the years 1993-2001 by $1.6 million. This reduction in the effective tax rate was partially offset by an increase of $3.6 million in the provision for income taxes in 2002 resulting from an expense to record the estimated taxes due upon repatriation of earnings in the United Kingdom.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Finance Charges. Finance charges increased to $68.4 million in 2001 from $61.7 million in 2000 primarily as the result of the increase in the average size of the Loan portfolio due to an increase in Loan originations in 2001. Loan originations increased to $659.5 million in 2001 from $384.8 million in 2000, representing an increase of 71.4%. The increase in Loan originations was primarily the result of: (i) participating dealer-partners' expanded usage of the Company's internet origination system; (ii) improved production from the Company's field sales force, which was expanded in 2000; and (iii) favorable market conditions.

     This increase in finance charges was partially offset by a reduction in the average annualized yield on the Company's Loan portfolio to 13.4% in 2001 from 14.4% in 2000. The decrease in the average yield was primarily due to an increase in the average initial Loan term to 35 months in 2001 from 30 months in 2000. The effect of the increase in initial term was partially offset by a reduction in the percentage of Loans that were in non-accrual status to 19.3% in 2001 from 22.8% in 2000. The decrease in the non-accrual Loan percentage was primarily due to growth in the Loan portfolio in 2001.

     Other Income. Other income increased to $31.2 million in 2001 from $27.2 million in 2000 primarily due to: (i) an increase of $2.2 million from interest income on secured line of credit loans offered to certain dealers, which the Company began extending at the end of the first quarter of 2000; (ii) an increase of $1.7 million from the monthly fees paid by dealer-partners for the use of the Company's Internet origination system; and (iii) a one-time gain of $1.1 million on the termination and clean-up call relating to the July 1998 securitization of advance receivables. The gain represents the difference between the value of advance receivables reacquired and the Company's carrying amount of the retained interest in securitization plus the amount paid to exercise the clean-up call. These increases were partially offset by decreases in income of $500,000 from the July 1998 securitization of advance receivables due to the termination and clean-up call of this securitization in May 2001.

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

     Operating Expenses. Operating expenses consist of salaries and wages, general and administrative expenses, sales and marketing expenses, and a provision for insurance and service contract claims. Operating expenses increased to $45.8 million in 2001 from $42.9 million in 2000. The increase was primarily due to an increase in: (i) information systems expenses of $1.9 million relating to the development of Company's Internet origination system and continued enhancements to the Company's major operating systems; (ii) salaries and wages of $1.7 million due to increased spending on corporate infrastructure;
(iii) sales and marketing expenses of $1.6 million due to an increase in the Company's sales force; and (iv) provision for notes receivable of $1.4 for impaired working capital loans to dealer-partners based upon the Company's impairment analysis. These increases were partially offset by a decrease in Michigan single business taxes of $4.7 million due to a re-characterization of the Company's revenue for tax reporting purposes as a result of the Internal Revenue Service examination. As a result of this change, in 2001, the Company recorded refunds of Michigan single business taxes, which had been expensed, from 1993 to 2000, through general and administrative expense. The effect on the income statement of these refunds is partially offset by the increase in state income taxes owed to states other than Michigan and recorded in provision for income taxes. Amounts owed represent the cumulative amount of taxes owed to these states for the years 1993 to 2001.

     Provision for Credit Losses. Provision for credit losses decreased to $2.4 million in 2001 from $2.8 million in 2000. The provision for credit losses consists of two components: (i) a provision for losses on advances to dealer-partners that are not expected to be recovered through collections on the related Loan portfolio and (ii) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period. The decrease in the provision for credit losses for the year ended December 31, 2001 compared to the year ended December 31, 2000 was primarily due to a decrease of $900,000 in the provision for earned but unpaid revenue due to a decrease in the percent of non-accrual Loans to 19.3% as of December 31, 2001 from 22.8% for the same period in 2000.

     Provision for Income Taxes. Provision for income taxes increased to $17.6 million in 2001 from $10.9 million in 2000 due to an increase in pre-tax income in 2001 and an increase in the effective tax rate. The increase in the effective tax rate to 41.7% in 2001 from 35.3% in 2000 was due to an increase in state income tax expense of $3.9 million resulting from the re-characterization of the Company's revenue as a result of the Internal Revenue Service examination. The additional state provision is a cumulative amount of taxes owed to various states for the years 1993 to 2001. The effect on the income statement of the additional state income taxes is offset by refunds recorded relating to Michigan single business taxes.

  UNITED KINGDOM

                               YEAR ENDED        % OF        YEAR ENDED        % OF        YEAR ENDED        % OF
                            DECEMBER 31, 2002   REVENUE   DECEMBER 31, 2001   REVENUE   DECEMBER 31, 2000   REVENUE
(DOLLARS IN THOUSANDS)      -----------------   -------   -----------------   -------   -----------------   -------
REVENUE:
Finance charges...........       $17,671          83.7%        $21,802          88.6%        $18,834          89.9%
Other income..............         3,449          16.3           2,810          11.4           2,112          10.1
                                 -------         -----         -------         -----         -------         -----
  Total revenue...........        21,120         100.0          24,612         100.0          20,946         100.0
COSTS AND EXPENSES:
Operating expenses........         6,983          33.1           8,664          35.2           6,839          32.7
Provision for credit
  losses..................         4,489          21.3           3,399          13.8           5,398          25.8
Interest..................           647           3.1           2,196           8.9           1,390           6.6
                                 -------         -----         -------         -----         -------         -----
  Total costs and
     expenses.............        12,119          57.5          14,259          57.9          13,627          65.1
                                 -------         -----         -------         -----         -------         -----
Operating income..........         9,001          42.5          10,353          42.1           7,319          34.9
Foreign exchange gain.....             5            --              --            --              --            --
                                 -------         -----         -------         -----         -------         -----
Income before provision
  for income taxes........         9,006          42.5          10,353          42.1           7,319          34.9
Provision for income
  taxes...................         2,458          11.6           3,057          12.4           2,198          10.5
                                 -------         -----         -------         -----         -------         -----
Net income................       $ 6,548          30.9%        $ 7,296          29.7%        $ 5,121          24.4%
                                 =======         =====         =======         =====         =======         =====

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Finance Charges. Finance charges decreased to $17.7 million in 2002 from $21.8 million in 2001 primarily as the result of: (i) a decrease in the average size of the Loan portfolio due to a decrease in Loan originations in 2002 and
(ii) a reduction in the average annualized yield on the Company's Loan portfolio to 12.5% in 2002 from 13.6% in 2001. The decrease in the average yield was primarily due to an increase in the percent of non-accrual Loans to 31.5% as of December 31, 2002 from 22.6% for the same period in 2001 due to a reduction in Loan originations in 2002. Loan originations decreased in 2002 to $43.3 million from $122.8 million in 2001 as the result of the United Kingdom decreasing the amount advanced to dealer-partners and discontinuing its relationship with certain dealer-partners whose business did not meet the Company's return on capital objectives.

     Other Income. Other income increased to $3.4 million in 2002 from $2.8 million in 2001 primarily due to an increase of $1.1 million in ancillary product revenue resulting from a change in revenue recognition. This change was the result of a complete review of the Company's revenue recognition policies, which determined that, while conservative, the policies relative to ancillary product revenue recognition in the United Kingdom were inconsistent with those employed in North America. Therefore, the Company adopted the accounting treatment that was appropriate and consistent with the policies employed in North America. This increase was partially offset by a $270,000 decrease in revenue under an ancillary products profit sharing agreement with an insurance provider.

     Operating Expenses. Operating expenses decreased to $7.0 million in 2002 from $8.7 million in 2001. The decrease was primarily due to executive severance agreement expenses of approximately $735,000 incurred in 2001 and a reduction in salaries and wages as a result of a reduction in staffing levels.

     Provision for Credit Losses. Provision for credit losses increased to $4.5 million in 2002 from $3.4 million in 2001. The provision for credit losses consists of two components: (i) a provision for losses on advances to dealer-partners that are not expected to be recovered through collections on the related Loan portfolio; and (ii) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period. The increase was primarily due to an increase of $1.4 million in the provision for losses on advances to dealer-partners due to a decline in credit quality of Loans originated in 2001, partially offset by a decrease of $300,000 in the provision for earned but unpaid revenue. As a result of the decline in credit quality of Loans originated in 2001, the Company stopped originating Loans in Ireland and decreased the amount advanced to dealer-partners in the United Kingdom.

     Provision for Income Taxes. Provision for income taxes decreased to $2.5 million in 2002 from $3.1 million in 2001, due to a decrease in pre-tax income in 2002 and a decrease in the effective tax rate compared to the same period in 2001. The decrease in the effective tax rate to 27.3% in 2002 from 29.5% in 2001 was due to a restructuring of legal entities within this business segment.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Finance Charges. Finance charges increased to $21.8 million in 2001 from $18.8 million in 2000 primarily as the result of an increase in the average size of the Loan portfolio due to an increase in Loan originations in 2000. This increase was partially offset by an increase in the percent of non-accrual Loans to 22.6% as of December 31, 2001 from 18.3% as of December 31, 2000 for the same period due primarily to a reduction in Loan originations in 2001. Loan originations decreased in 2001 to $122.8 million from $142.2 million in 2000 as the result of the United Kingdom discontinuing its relationship with certain dealer-partners whose business did not meet the Company's return on capital objectives.

     Other Income. Other income increased to $2.8 million in 2001 from $2.1 million in 2000 primarily due to a $600,000 increase in revenue under an ancillary products profit sharing agreement with an insurance provider.

     Operating Expenses. Operating expenses increased to $8.7 million in 2001 from $6.8 million in 2000. The increase was primarily due to an increase in: (i) salaries and wages resulting from approximately $735,000 in executive severance agreement expenses incurred in 2001 and (ii) accounting and legal expenses of $370,000 relating to the restructuring of legal entities within this business segment.

     Provision for Credit Losses. Provision for credit losses decreased to $3.4 million in 2001 from $5.4 million in 2000. The provision for credit losses consists of two components: (i) a provision for losses on advances to dealer-partners that are not expected to be recovered through collections on the related Loan portfolio; and (ii) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period. The decrease was primarily due to a decrease of $2.3 million in the provision for losses on advances to dealer-partners due to a reduction in the amount advanced to dealer-partners as a percent of the gross Loan amount.

     Provision for Income Taxes. Provision for income taxes increased to $3.1 million in 2001 from $2.2 million in 2000, due to an increase in pre-tax income in 2001.

  AUTOMOBILE LEASING

                               YEAR ENDED        % OF        YEAR ENDED        % OF        YEAR ENDED        % OF
                            DECEMBER 31, 2002   REVENUE   DECEMBER 31, 2001   REVENUE   DECEMBER 31, 2000   REVENUE
  (DOLLARS IN THOUSANDS)    -----------------   -------   -----------------   -------   -----------------   -------
REVENUE:
Lease revenue.............       $16,101         92.6%         $21,853         94.2%         $13,019         94.8%
Other income..............         1,279           7.4           1,339           5.8             713           5.2
                                 -------         -----         -------         -----         -------         -----
  Total revenue...........        17,380         100.0          23,192         100.0          13,732         100.0
COSTS AND EXPENSES:
Operating expenses........         3,480          20.0           5,310          22.9           3,142          22.9
Provision for credit
  losses..................         5,134          29.5           6,126          26.4           3,013          21.9
Depreciation of leased
  assets..................         9,669          55.6          12,485          53.8           7,004          51.0
Interest..................         1,992          11.5           3,365          14.5           2,871          20.9
                                 -------         -----         -------         -----         -------         -----
  Total costs and
     expenses.............        20,275         116.6          27,286         117.6          16,030         116.7
                                 -------         -----         -------         -----         -------         -----
Operating loss............        (2,895)        (16.6)         (4,094)        (17.6)         (2,298)        (16.7)
Foreign exchange gain
  (loss)..................             1            --              (5)           --              --            --
                                 -------         -----         -------         -----         -------         -----
Loss before provision for
  income taxes............        (2,894)        (16.6)         (4,099)        (17.6)         (2,298)        (16.7)
Credit for income taxes...        (1,070)         (6.2)         (1,465)         (6.3)           (788)         (5.7)
                                 -------         -----         -------         -----         -------         -----
Net loss..................       $(1,824)        (10.4)%       $(2,634)        (11.3)%       $(1,510)        (11.0)%
                                 =======         =====         =======         =====         =======         =====

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Lease Revenue. Lease revenue decreased to $16.1 million in 2002 from $21.9 million in 2001 primarily due to the decrease in the dollar value of the Company's lease portfolio. This decrease was the result of the Company's decision to stop originating automobile leases in the first quarter of 2002.

     Other Income. Other income remained consistent at $1.3 million in 2002 and 2001.

     Operating Expenses. Operating expenses decreased to $3.5 million in 2002 from $5.3 million in 2001 primarily due to a decrease in general and administrative expenses due to the $725,000 expense recorded in 2001 relating to the discontinuance of the leasing operations. This decrease was offset by an increase of $200,000 in the provision for uncollectible receivables from dealer-partners for ancillary product charge backs on repossessed leased vehicles.

     Provision for Credit Losses. Provision for credit losses decreased to $5.1 million in 2002 from $6.1 million in 2001 primarily due to a decrease in the dollar value of the Company's lease portfolio. This decrease was the result of the Company's decision to stop originating automobile leases in the first quarter of 2002.

     Depreciation of Leased Assets. Depreciation of leased assets, including the amortization of indirect lease costs, is recorded on a straight-line basis to the residual value of leased vehicles over their scheduled lease terms. Depreciation expense decreased to $9.7 million in 2002 from $12.5 million in 2001. The decrease was primarily due to a decrease in the dollar value of the Company's lease portfolio. This decrease was the result of the Company's decision to stop originating automobile leases in the first quarter of 2002.

     Credit for Income Taxes. The credit for income taxes decreased to $1.1 million in 2002 from $1.5 million in 2001 as a result of the decrease in pre-tax loss.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Lease Revenue. Lease revenue increased to $21.9 million in 2001 from $13.0 million in 2000. This increase was the result of an increase in the dollar value of the Company's lease portfolio.

     Other Income. Other income increased to $1.3 million in 2001 from $700,000 in 2000. This increase was primarily the result of an increase of $400,000 in gains recognized on leases terminated before their maturity date.

     Operating Expenses. Operating expenses increased to $5.3 million in 2001 from $3.1 million in 2000 primarily due to an increase in the dollar value of the Company's lease portfolio.

     Provision for Credit Losses. Provision for credit losses increased to $6.1 million in 2001 from $3.0 million in 2000. The increase was primarily due to the increase in the dollar value of the Company's lease portfolio. To a lesser extent, an increase in the provision was required to reflect increased lease repossession rates.

     Depreciation of Leased Assets. Depreciation of leased assets, including the amortization of indirect lease costs, is recorded on a straight-line basis to the residual value of leased vehicles over their scheduled lease terms. Depreciation expense increased to $12.5 million in 2001 from $7.0 million in 2000. This increase was primarily the result of an increase in the dollar value of the Company's lease portfolio. To a lesser extent, the increase was due to a reduction in the average residual value, as a percent of original lease value, in the lease portfolio.

     Credit for Income Taxes. The credit for income taxes increased to $1.5 million in 2001 from $800,000 in 2000 as a result of the increase in pre-tax loss.

AVERAGE CAPITAL ANALYSIS

     The following presentation of financial results and subsequent analysis is based on analyzing the income statement as a percent of capital invested. This information is presented to provide an additional perspective on the financial performance of the Company in addition to the presentation of the Company's results as a percent of revenue.

  CONSOLIDATED

                                                  % OF                             % OF                             % OF
                              YEAR ENDED        AVERAGE        YEAR ENDED        AVERAGE        YEAR ENDED        AVERAGE
                           DECEMBER 31, 2002   CAPITAL(1)   DECEMBER 31, 2001   CAPITAL(1)   DECEMBER 31, 2000   CAPITAL(1)
  (DOLLARS IN THOUSANDS)   -----------------   ----------   -----------------   ----------   -----------------   ----------
REVENUE:
Finance charges...........     $ 97,744           19.5%         $ 90,169           18.1%         $ 80,580           17.4%
Lease revenue.............       16,101            3.2            21,853            4.4            13,019            2.8
Other income..............       40,489            8.1            35,307            7.1            30,012            6.5
                               --------           ----          --------           ----          --------           ----
  Total revenue...........      154,334           30.8           147,329           29.6           123,611           26.7
COSTS AND EXPENSES:
Operating expenses........       66,333           13.2            59,822           12.0            52,925           11.4
Provision for credit
  losses..................       20,694            4.1            11,915            2.4            11,251            2.4
Depreciation of leased
  assets..................        9,669            1.9            12,485            2.5             7,004            1.5
Interest..................        9,058            1.8            14,688            2.9            16,431            3.5
                               --------           ----          --------           ----          --------           ----
  Total costs and
     expenses.............      105,754           21.0            98,910           19.8            87,611           18.8
                               --------           ----          --------           ----          --------           ----
Operating income..........       48,580            9.8            48,419            9.8            36,000            7.9
Foreign exchange loss.....           --             --               (42)            --               (11)            --
                               --------           ----          --------           ----          --------           ----
Income before provision
  for income taxes........       48,580            9.8            48,377            9.8            35,989            7.9
Provision for income
  taxes...................       18,879            3.8            19,174            3.8            12,339            2.7
                               --------           ----          --------           ----          --------           ----
Net income................     $ 29,701            6.0%         $ 29,203            6.0%         $ 23,650            5.2%
                               ========           ====          ========           ====          ========           ====
Average capital(1)........     $502,404                         $498,271                         $463,881
Return on capital(2)......          7.1%                             7.8%                             7.4%

---------------

(1) Average capital is equal to the average amount of debt and equity during the period. For purposes of computing average capital, the Company has added to shareholders' equity as reported under GAAP $34,297,000, $33,226,000 and $35,121,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The amounts added to shareholders' equity represent the average options outstanding for the period multiplied by the weighted average exercise price.

(2) Return on capital is equal to net operating profit after-tax (net income plus interest expense after-tax) divided by average capital.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Revenue, as a percent of average capital, increased to 30.8% in 2002 from 29.6% in 2001. The increase was primarily due to an increase in finance charges, as a percent of average capital, due primarily to a reduction in the amount advanced to dealer-partners as a percent of the gross Loan amount. The increase was partially offset by an increase in the percent of non-accrual Loans to 24.0% as of December 31, 2002 from 20.0% for the same period in 2001 due primarily to a reduction in Loan originations in 2002.

     Costs and expenses, as a percent of average capital, increased to 21.0% in 2002 from 19.8% in 2001. The increase was primarily due to an increase in the provision for credit losses, as a percent of average capital, to 4.1% in 2002 from 2.4% in 2001. The increase was due primarily to an increase in the provision for losses on advances due to a reduction in forecasted future collections in North America which the Company believes is primarily the result of a decline in collection results relating to the installation of a new collection system late in the second quarter of 2002. The increase was also due to an increase in operating expenses, as a percent of average capital, to 13.2% in 2002 from 12.0% in 2001. This increase was primarily due to (i) the reversal in 2001 of Michigan single business taxes, which were paid from 1993 to 2000, resulting from a re-characterization of the Company's revenue due to an Internal Revenue Service examination; (ii) an increase in salaries and wages resulting from increased spending on corporate infrastructure; (iii) losses on the disposal of computer hardware in 2002; and (iv) an increase in the provision for floor plan and dealer-partner loan losses.

     As a result of these factors, the Company's return on capital declined to 7.1% in 2002 from 7.8% in 2001.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenue, as a percent of average capital, increased to 29.6% in 2001 from 26.7% in 2000. The increase was primarily due to an increase in lease revenue, as a percent of average capital, to 4.4% in 2002 from 2.8% in 2001 due to an increase in the percentage of total capital invested in Automobile Leasing. The increase was also due to an increase in finance charges, as a percent of average capital, due primarily to a reduction in the amount advanced to dealer-partners as a percent of the gross Loan amount. The increase was partially offset by a decrease in the percent of non-accrual Loans to 20.0% as of December 31, 2001 from 21.6% for the same period in 2000 due primarily to an increase in loan originations in 2001.

     Costs and expenses, as a percent of average capital, increased to 19.8% in 2001 from 18.8% in 2001. The increase was primarily due to an increase in depreciation of leased assets, as a percent of average capital, to 2.5% in 2002 from 1.5% in 2001 due to an increase in the percentage of total capital invested in Automobile Leasing. The increase was also due to an increase in operating expenses, as a percent of average capital, to 12.0% in 2002 from 11.4% in 2001 due to: (i) an increase in information systems expenses relating to the development of Company's Internet origination system and continued enhancements to the Company's major operating systems; (ii) salaries and wages increasing faster than average capital due to increased spending on corporate infrastructure; (iii) sales and marketing increasing faster than average capital due to an increase in the Company's sales force; and (iv) an increase in the provision for notes receivable for impaired working capital loans to dealer-partners. These increases were partially offset by a decrease in Michigan single business taxes due to a re-characterization of the Company's revenue for state tax reporting purposes as a result of the Internal Revenue Service examination which was completed in 2001.

     As a result of these factors, the Company's return on capital increased to 7.8% in 2001 from 7.4% in 2000.

ECONOMIC PROFIT

     Economic profit or loss represents net operating profit after tax less an imputed cost of equity. Management has assumed a cost of equity equal to 10% of average shareholders' equity in its economic profit or loss calculations. Economic profit or loss is a measurement of how efficiently the Company utilizes its capital. The Company has used economic profit internally since January 1, 2000 to evaluate its performance. The Company's goal is to maximize the amount of economic profit per share generated. The Company's economic loss increased to ($4,387,000), or ($0.09) per adjusted share, in 2002 compared to ($1,372,000), or ($0.03) per adjusted share, in 2001.

     The following presents the calculation of the Company's economic loss and return on capital for the periods indicated (dollars in thousands, except per share data):

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
ECONOMIC LOSS
Net income(1)...............................................  $   29,701   $   29,203
Imputed cost of equity at 10%(2)............................     (34,088)     (30,575)
                                                              ----------   ----------
  Total economic loss.......................................  $   (4,387)  $   (1,372)
Adjusted weighted average shares outstanding(3).............  46,981,946   46,995,972
Economic loss per share(4)..................................  $    (0.09)  $    (0.03)
RETURN ON CAPITAL(5)
North America...............................................         7.4%         8.3%
United Kingdom..............................................         8.3%         9.1%
Automobile leasing..........................................        (2.1%)       (1.2%)
Consolidated................................................         7.1%         7.8%

---------------

(1) Consolidated net income from the Consolidated Statement of Income. See "Item
    8. Financial Statements and Supplementary Data."

(2) Cost of equity is equal to 10% of average shareholders' equity, which was $340,880,000 and $305,750,000 for the years ended December 31, 2002 and
    2001, respectively. The Company has added to shareholders' equity as reported under generally accepted accounting principles ("GAAP") $34,297,000 and $33,226,000 for the years ended December 31, 2002 and 2001, respectively. The amounts added to shareholders' equity represent the average options outstanding for the period multiplied by the weighted average exercise price. Refer to "Stock Options".

(3) Includes actual weighted average shares outstanding plus total stock options outstanding. Differs from shares used for GAAP earnings per share, which include only a portion of options outstanding.

(4) Economic loss per share equals the economic loss divided by the adjusted weighted average shares outstanding.

(5) Return on capital is equal to net income plus interest expense after tax divided by average capital. Average capital is equal to the average amount of debt and equity during the period, which includes the additions to shareholders' equity as reported under GAAP discussed in footnote (2).

STOCK OPTIONS

     In 1999, the Company began granting performance-based stock options to employees. Performance-based options are options that vest solely based on the achievement of performance targets, in the Company's case targets based on either earnings per share or economic profit. Generally accepted accounting principles ("GAAP") in the United States of America requires companies to expense performance-based options when it is likely that performance targets will be met and a measurement date can be established. The amount of the reported expense is the price of the Company's stock at the end of each reporting period less the exercise price of the options. The Company's non-performance options are not required to be expensed under GAAP.

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

     Because the Company believes that accurately understanding and managing the cost of options is essential, the Company has developed the following practices regarding stock options:

     - Beginning in 2002, options are issued only after shares have first been repurchased in the open market. In all cases, the option is priced at or above the higher of the fair market value on the date of grant and the average price of the repurchased shares. For shareholders, the impact of options therefore is that capital used to repurchase shares is no longer available to invest in income producing assets. This cost, the opportunity cost of the capital used to repurchase shares until the capital is returned upon option exercise, reduces the Company's reported earnings. Option grants are predominantly performance-based, with appropriately aggressive vesting targets. The Company believes that these options properly align the interests of management and shareholders by rewarding management only for exceptional business performance.

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

     - The practice of repurchasing shares to cover option grants has evolved over time. To date the Company has repurchased shares covering all options granted since 1995. Because the Company's option program pre-dates the current practice of repurchasing shares, as of December 31, 2002 options to purchase approximately 1.6 million shares granted prior to 1995 have not been covered by repurchases. Depending upon capital availability and other investment opportunities, the Company may repurchase shares covering some or all of these uncovered options. For purposes of computing economic profit, the Company includes a capital charge as if these options had been repurchased at the option exercise price at the date of grant.

     The Company views options as a significant but necessary cost. In the Company's opinion, this cost is accurately measured and charged to economic profit per share, the performance measure on which the Company's management incentive compensation system is based. The Company believes the ability to measure the cost of options, combined with an incentive compensation system that includes this cost, enhances the probability that the Company's option program will produce favorable results for shareholders.

CRITICAL ACCOUNTING POLICIES AND LOSS EXPERIENCE

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the reserve for Advance losses, the allowance for credit losses, and the allowance for leased vehicle losses. The Company believes the following critical accounting policies involve a high degree of judgment and complexity.

  NORTH AMERICA AND UNITED KINGDOM

     Reserve for advance losses. The Company maintains a reserve against advances that are not expected to be recovered through collections on the related Loan portfolio. For purposes of establishing the reserve, the present value of estimated future collections for each dealer-partner's Loan portfolio is compared to the related advance balance. The discount rate used for present value purposes is equal to the rate of return expected at the origination of the advance. To the extent that the present value of future collections is less than the advance balance due from a dealer-partner, the Company records a reserve equal to the difference between the advance and the present value of the estimated future collections. The Company maintains historical loss experience for each dealer-partner on a static pool basis and uses this information to forecast the timing and amount of future collections on each dealer-partner's portfolio. Proceeds from one dealer-partner's portfolio cannot be used to offset losses relating to another dealer-partner. Effective January 1, 2003, the Company modified its policy for charging off advances. Advances are charged off when the Company's analysis forecasts no future collections relating to such advance balance.

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

     In addition, in 2002, the Company recorded larger than expected provisions for losses on advances in North America resulting from a decline in Loan performance in North America. The Company believes the decline is temporary and is primarily related to the installation of a new collection system late in the second quarter of 2002. However, it is impossible to determine whether external factors, such as economic conditions, also may have contributed to the decline.

     As a result of the decline in Loan performance, the Company's forecast of future collections on its North America portfolio of Loans declined approximately 5% and 2% during the third and fourth quarter respectively. The Company believes that significant improvement was made during the fourth quarter. Collection activity returned to pre-system conversion levels as measured by calls and contacts per delinquent account. The level of charge offs was unsatisfactory in October, but improved significantly in November and December. The Company believes that it is too early to conclude what effect these improvements will have on the provision for losses on advances in 2003. The Company believes the new collection system will ultimately provide operational efficiencies, and improvements in collection rates, which could not have occurred without the new system.

     The Company regularly forecasts future collections on its portfolio of Loans. The risk of advance losses increases as the spread between the collection rate and advance rate narrows. The Company's primary protection against future losses relates to managing this spread appropriately by reducing the amount it is willing to advance based upon reductions in anticipated collection rates.

     Allowance for credit losses. The Company maintains an allowance for credit losses that covers earned but unpaid servicing fees on Loan receivables in non-accrual status. Servicing fees, which are booked as finance charges, are recognized under the interest method of accounting until the underlying obligation is 90 days past due on a recency basis. At such time, the Company suspends the recognition of revenue and makes a provision for credit losses equal to the earned but unpaid finance charges. Once a Loan is classified in non-accrual status, it remains in non-accrual status for the remaining life of the Loan. Revenue on non-accrual Loans is recognized on a cash basis. Loans on which no payment has been received for nine months are charged off.

     Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual losses. The use of different estimates or assumptions could produce materially different financial results.

  AUTOMOBILE LEASING

     Allowance for lease vehicle losses. The Company maintains: (i) a reserve for repossession losses; and (ii) a reserve for residual losses.

     Reserve for repossession losses. The repossession reserve covers losses resulting from the difference between sale proceeds and the net investment in operating leases. For purposes of establishing the reserve, the Company estimates the expected losses, based on its historical loss experience, on its inventory of repossessed vehicles and vehicles being repossessed.

     Reserve for residual losses. The residual reserve covers losses resulting from the disposal of vehicles at the end of the lease term. The Company established its residual values based upon an industry guidebook and data from repossessed vehicles sold at auction. Realization of the residual values is dependent on the Company's future ability to market the vehicles under then prevailing market conditions. Adverse changes in market conditions from those upon which the estimates were based could have an adverse effect on the Company's ability to realize the values estimated and require an increase in the reserve, which may materially and adversely affect the Company's results of operations.

     Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual losses. The use of different estimates or assumptions could produce materially different financial results.

     The following tables sets forth information relating to the credit provisions, charge-offs, and other key credit loss ratios:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2002        2001        2000
                                                       ---------   ---------   ---------
                                                            (DOLLARS IN THOUSANDS)
PROVISIONS FOR CREDIT LOSSES
Loans................................................  $  3,402    $  1,142    $  1,647
Advances.............................................    12,041       4,647       6,591
Leased vehicles......................................     5,251       6,126       3,013
                                                       --------    --------    --------
  Total provision for credit losses..................  $ 20,694    $ 11,915    $ 11,251
                                                       ========    ========    ========
CHARGE-OFFS
Dealer holdbacks.....................................  $149,616    $109,675    $115,968
Unearned finance charges.............................    34,399      26,468      27,172
Allowance for credit losses..........................     2,773       1,015       1,688
                                                       --------    --------    --------
Total Loans charged off..............................  $186,788    $137,158    $144,828
                                                       ========    ========    ========
Advances.............................................  $  6,027    $  2,196    $  4,104
                                                       ========    ========    ========
Allowance for lease vehicle losses...................  $  5,619    $  5,171    $  1,081
                                                       ========    ========    ========

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
RATIOS
Allowance for credit losses as a percent of gross Loans
  receivable................................................   0.6%    0.5%    0.7%
Reserve for advance losses as a percent of advances.........   4.0%    2.2%    2.1%
Allowance for lease vehicle losses as a percent of gross
  investment in operating leases............................  13.0%    6.5%    4.7%
Gross dealer holdbacks as a percent of gross Loans
  receivable................................................  79.9%   79.5%   79.7%

LIQUIDITY AND CAPITAL RESOURCES

     Overview -- The Company's primary sources of capital are cash flows from operating activities, collections on Loans receivable, borrowings under the Company's credit agreements and secured financings. The Company's principal need for capital has been to fund cash advances made to dealer-partners in connection with the acceptance of Loans and for the payment of dealer holdbacks to dealer-partners who have repaid their advance balances.

     When borrowing to fund the operations of its foreign subsidiaries, the Company's policy is to borrow funds denominated in the currency of the country in which the subsidiary operates, thus mitigating the Company's exposure to foreign exchange fluctuations.

     The Company's cash flow requirements are dependent on future levels of Loan originations. In 2002, the Company experienced a decrease in originations over 2001 due primarily to a reduction in the number of active dealer-partners in North America, partially offset by an increase in the number of Loans per active dealer-partner. As the reduction in active dealer-partners was primarily due to the Company exiting dealer-partner relationships in 2002 that did not meet its return on capital goals, the Company does not expect this trend to continue in future periods. To the extent this Loan origination trend does not continue, the Company will experience an increase in its need for capital.

     The Company currently finances its operation through: (i) a bank line of credit facility; (ii) secured financings; (iii) a mortgage Loan; (iv) and capital lease obligations.

     Line of Credit Facility -- At December 31, 2002, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 9, 2003, with a one-year term out option at the request of the Company provided that no event of default exists. The agreement provides that, at the Company's discretion, interest is payable at either the eurodollar rate plus 140 basis points, or at the prime rate (4.25% as of December 31, 2002). The eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of advances to dealer-partners and leased vehicles (as reflected in the consolidated financial statements and related notes), less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay an annual agent's fee and a quarterly commitment fee of 0.60% on the amount of the commitment. As of February 28, 2003, there was approximately $44.4 million outstanding under this facility. Since this credit facility expires on June 9, 2003, the Company will be required to renew the facility or refinance any amounts outstanding under this facility on or before such date. The Company also maintains a small line of credit agreement in Canada to fund daily cash requirements within its Canadian operation.

     Secured Financing -- The Company's wholly-owned subsidiary, CAC Funding Corp. ("Funding"), has completed seven secured financing transactions with an institutional investor through December 31, 2002, none of which remain outstanding. The July 23, 2001 and November 5, 2001 secured financing transactions, in which Funding received $61.0 million and $62.0 million in financing, respectively, were repaid in the fourth quarter of 2002.

     During 2002, the Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. ("Warehouse Funding"), completed a secured financing transaction with another institutional investor, in which Warehouse Funding received $75.0 million in financing. In connection with this transaction, the Company contributed dealer-partner advances having a carrying amount of approximately $109.0 million to Warehouse Funding, which, in turn, pledged them as collateral to an institutional investor to secure loans that funded the purchase price of the dealer-partner advances. The proceeds of the secured financings were used by the Company to reduce outstanding borrowings under the Company's credit facility. The secured financings create loans for which Warehouse Funding is liable and are non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes. Such loans bear interest at a floating rate equal to the commercial paper rate plus 75 basis points with a maximum of 6.25%. As Warehouse Funding is organized as a separate legal entity from the Company, assets of Warehouse Funding (including the contributed dealer-partner advances) will not be available to satisfy the general obligations of the Company. Substantially all the assets of Warehouse Funding have been encumbered to secure Warehouse Funding's obligations to its creditors. This financing is secured primarily by Warehouse Funding's dealer-partner advances and the Company's servicing fee. The Company receives a monthly servicing fee paid by the institutional investor equal to 6% of the collections on Funding's Loans receivable for the secured financing. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of collections on the Loans receivable until Warehouse Funding's underlying indebtedness is Paid in full either through collections on the related Loans or through a prepayment of the indebtedness.

     A summary of the secured financing transactions is as follows (dollars in thousands):

                                   SECURED FINANCING     DEALER-PARTNER        BALANCE AS
ISSUE                   ORIGINAL      BALANCE AT       ADVANCE BALANCE AT      PERCENT OF
NUMBER    CLOSE DATE    BALANCE    DECEMBER 31, 2002   DECEMBER 31, 2002    ORIGINAL BALANCE
------   -------------  --------   -----------------   ------------------   ----------------
1998-A   July 1998      $ 50,000   Paid in full        Paid in full                0.0%
1999-A   July 1999        50,000   Paid in full        Paid in full                0.0
1999-B   December 1999    50,000   Paid in full        Paid in full                0.0
2000-A   August 2000      65,000   Paid in full        Paid in full                0.0
2001-A   March 2001       97,100   Paid in full        Paid in full                0.0
2001-B   July 2001        60,845   Paid in full        Paid in full                0.0
2001-C   November 2001    61,795   Paid in full        Paid in full                0.0
2002-A   October 2002     75,000        $58,153*            $96,671               77.5
                        --------   -----------------   ------------------
                        $509,740        $58,153             $96,671
                        ========   =================   ==================

* Bears an interest rate calculated as 2.4% and is anticipated to fully amortize within 10 months as of December 31, 2002.

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

     Capital Lease Obligations -- As of December 31, 2002, the Company has nine capital lease obligations outstanding related to various computer equipment, with monthly payments totaling $81,728. These capital lease obligations bear interest at rates ranging from 4.45% to 9.22% and have maturity dates between June 2004 and January 2006. The Company believes that capital lease obligation payments can be made from cash resources available to the Company at the time such payments are due.

     The Company's total balance sheet indebtedness decreased to $109.8 million at December 31, 2002 from $202.5 million at December 31, 2001. In addition to the balance sheet indebtedness as of December 31, 2002, the Company also has contractual obligations resulting in future minimum payments under operating leases. A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                                    PERIOD OF REPAYMENT
                                              -------------------------------
CONTRACTUAL OBLIGATIONS                       <1 YEAR    1-3 YEARS   >3 YEARS    TOTAL
-----------------------                       --------   ---------   --------   --------
Secured financing...........................  $ 58,153    $   --       $ --     $ 58,153
Line of credit..............................    43,555        --         --       43,555
Mortgage loan...............................       776     5,419         --        6,195
Capital lease obligations...................       868     1,068          2        1,938
Non-cancelable operating lease
  obligations...............................       388       463        380        1,231
                                              --------    ------       ----     --------
  Total contractual cash obligations........  $103,740    $6,950       $382     $111,072
                                              ========    ======       ====     ========

     Repurchase and Retirement of Common Stock -- In 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 1999. That program authorized the Company to purchase up to 1.0 million common shares on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. On each of February 7, 2000, June 7, 2000, July 13, 2000, November 10, 2000, and May 20,
2002, the Company's Board of Directors authorized increases in the Company's stock repurchase program of an additional 1.0 million shares. As of December 31, 2002, the Company has repurchased approximately 5.0 million shares of the 6.0 million shares authorized to be repurchased under this program at a cost of $30,634,000. The 6.0 million shares, which can be repurchased through the open market or in privately negotiated transactions, represent approximately 13.0% of the shares outstanding at the beginning of the program. See "--Stock Options" for a description of the relationship between stock repurchases by the Company and the granting of stock options.

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

MARKET RISK

     The market risk discussion and the estimated amounts generated from the analysis that follows are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results may differ materially due to changes in the Company's product and debt mix and developments in the financial markets. As terrorist acts and acts of war create economic uncertainty and impact the financial markets, such acts could adversely affect the Company's business and results of operations and the financial markets in ways that cannot be predicted.

     The Company is exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. The Company manages interest rate risk primarily through interest rate cap agreements, which limit the effective interest rate on the Company's secured financings. The Company's policies and procedures prohibit the use of financial instruments for trading purposes.

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

     As of December 31, 2002, the Company had $43.6 million of floating rate debt outstanding on its bank credit facilities, with no interest rate cap protection, and $58.2 million in floating rate debt outstanding under its secured financing, with an interest rate cap of 6.25%. Based on the difference between the Company's rates on its secured financing at December 31, 2002 and the interest rate cap, the Company's maximum interest rate risk on the October 2002 secured financing is 3.9%. This maximum interest rate risk would reduce annual after-tax earnings by approximately $1.5 million in 2002 compared to a $3.6 million impact in 2001. The significant decrease in the impact of secured financing rate fluctuations in 2002 is due to the lower debt outstanding under secured financings as of December 31, 2002 compared to 2001. For every 1% increase in rates on the Company's bank credit facilities, annual after-tax earnings would decrease by approximately $283,000 in 2002 compared to the $476,000 impact in 2001. This analysis assumes the Company maintains a level amount of floating rate debt and assumes an immediate increase in rates.

     Foreign Currency Risk. The Company is exposed to foreign currency risk from the possibility of changes in foreign exchange rates that could have a negative impact on earnings or asset and liability values from operations in foreign countries. The Company's most significant foreign currency exposure relates to the United Kingdom. It is the Company's policy to borrow and lend in local currencies to mitigate such risks. An immediate, 10% decrease in quoted foreign currency exchange rates would have decreased annual after tax earnings by approximately $667,000 and $756,000 at December 31, 2002 and 2001, respectively. The potential loss in net asset values from such a decrease would be approximately $7.1 million and $7.6 million as of December 31, 2002 and 2001, respectively.

     Immediate changes in interest rates and foreign currency exchange rates discussed in the proceeding paragraphs are hypothetical rate scenarios, used to calibrate risk, and do not currently represent management's view of future market developments.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has applied the disclosure provisions in SFAS No. 148 in the consolidated financial statements and the accompanying notes.

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

     The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. These forward-looking statements represent the Company's outlook only as of the date of this report. While the Company believes that its forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include the following:

     - increased competition from traditional financing sources and from non-traditional lenders,

     - the unavailability of funding at competitive rates of interest,

     - the Company's potential inability to continue to obtain third party financing on favorable terms,

     - the Company's potential inability to generate sufficient cash flow to service its debt and fund its future operations,

     - adverse changes in applicable laws and regulations,

     - adverse changes in economic conditions,

     - adverse changes in the automobile or finance industries or in the non-prime consumer finance market,

     - the Company's potential inability to maintain or increase the volume of Loans,

     - the Company's potential inability to accurately forecast and estimate future collections and historical collection rates,

     - the Company's potential inability to accurately estimate the residual values of the lease vehicles,

     - an increase in the amount or severity of litigation against the Company,

     - the loss of key management personnel,

     - the effect of terrorist attacks and potential attacks, and

     - the effect of war in Iraq.

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Credit Acceptance Corporation:

     We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Detroit, Michigan
January 31, 2003

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS:
Cash and cash equivalents...................................   $ 13,466     $ 15,773
Investments-- held to maturity..............................        173          173
Loans receivable............................................    778,674      762,031
Allowance for credit losses.................................     (5,497)      (4,745)
                                                               --------     --------
Loans receivable, net.......................................    773,177      757,286
                                                               --------     --------
Floor plan receivables......................................      4,450        6,446
Notes receivable (including $1,513 and $1,518 from
  affiliates in 2002 and 2001, respectively)................      7,554       11,167
Investment in operating leases, net.........................     17,879       42,774
Property and equipment, net.................................     19,951       19,646
Other assets................................................      5,675        8,169
                                                               --------     --------
Total Assets................................................   $842,325     $861,434
                                                               ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Lines of credit.............................................   $ 43,555     $ 73,215
Secured financing...........................................     58,153      122,396
Mortgage note...............................................      6,195        6,918
Capital lease obligations...................................      1,938           --
Accounts payable and accrued liabilities....................     28,341       39,307
Dealer holdbacks, net.......................................    362,534      315,393
Deferred income taxes, net..................................     11,667       10,668
Income taxes payable........................................      6,094        5,098
                                                               --------     --------
     Total Liabilities......................................    518,477      572,995
                                                               --------     --------
CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued Common stock, $.01 par value,
     80,000,000 shares authorized, 42,325,615 and 42,162,628
     shares issued and outstanding in 2002 and 2001,
     respectively...........................................        423          422
  Paid-in capital...........................................    107,164      109,000
  Retained earnings.........................................    214,857      185,156
  Accumulated other comprehensive income (loss)-cumulative
     translation adjustment.................................      1,404       (6,139)
                                                               --------     --------
     Total Shareholders' Equity.............................    323,848      288,439
                                                               --------     --------
     Total Liabilities and Shareholders' Equity.............   $842,325     $861,434
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2002         2001         2000
                                                           ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS,
                                                                EXCEPT FOR PER SHARE DATA)
REVENUE:
  Finance charges........................................  $   97,744   $   90,169   $   80,580
  Lease revenue..........................................      16,101       21,853       13,019
  Other income...........................................      40,489       35,307       30,012
                                                           ----------   ----------   ----------
     Total revenue.......................................     154,334      147,329      123,611
                                                           ----------   ----------   ----------
COSTS AND EXPENSES:
  Operating expenses.....................................      66,333       59,822       52,925
  Provision for credit losses............................      20,694       11,915       11,251
  Depreciation of leased assets..........................       9,669       12,485        7,004
  Interest...............................................       9,058       14,688       16,431
                                                           ----------   ----------   ----------
     Total costs and expenses............................     105,754       98,910       87,611
                                                           ----------   ----------   ----------
Operating income.........................................      48,580       48,419       36,000
  Foreign exchange loss..................................          --          (42)         (11)
                                                           ----------   ----------   ----------
Income before provision for income taxes.................      48,580       48,377       35,989
  Provision for income taxes.............................      18,879       19,174       12,339
                                                           ----------   ----------   ----------
Net income...............................................  $   29,701   $   29,203   $   23,650
                                                           ==========   ==========   ==========
Net income per common share:
  Basic..................................................  $     0.70   $     0.69   $     0.54
                                                           ==========   ==========   ==========
  Diluted................................................  $     0.68   $     0.68   $     0.53
                                                           ==========   ==========   ==========
Weighted average shares outstanding:
  Basic..................................................  42,438,292   42,140,961   43,879,577
  Diluted................................................  43,362,741   43,150,804   44,219,876

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                     ACCUMULATED
                                                                                                                        OTHER
                                                TOTAL       COMPREHENSIVE    COMMON STOCK                           COMPREHENSIVE
                                            SHAREHOLDERS'      INCOME       ---------------   PAID-IN    RETAINED      INCOME
                                               EQUITY          (LOSS)       NUMBER   AMOUNT   CAPITAL    EARNINGS      (LOSS)
              (IN THOUSANDS)                -------------   -------------   ------   ------   --------   --------   -------------
Balance, December 31, 1999................    $262,975                      46,100    $461    $128,917   $132,303      $ 1,294
Comprehensive income:
 Net income...............................      23,650         $23,650                                    23,650
 Other comprehensive loss:
   Foreign currency translation
     adjustment...........................      (5,672)         (5,672)                                                 (5,672)
   Tax on other comprehensive loss........                       1,985
                                                               -------
   Other comprehensive loss...............                      (3,687)
                                                               -------
 Total comprehensive income...............                      19,963
                                                               =======
 Repurchase and retirement of common
   stock..................................     (18,851)                     (3,600)    (36)    (18,815)
 Stock options exercised..................         124                                             124
                                              --------                      ------    ----    --------   --------      -------
Balance, December 31, 2000................     262,226                      42,500     425     110,226   155,953        (4,378)
Comprehensive income:
 Net income...............................      29,203          29,203                                    29,203
 Other comprehensive loss:
   Foreign currency translation
     adjustment...........................      (1,761)         (1,761)                                                 (1,761)
   Tax on other comprehensive loss........                         616
                                                               -------
   Other comprehensive loss...............                      (1,145)
                                                               -------
 Total comprehensive income...............                      28,058
                                                               =======
 Repurchase and retirement of common
   stock..................................      (3,262)                      (300)      (3)     (3,259)
 Stock options exercised..................       2,033                                           2,033
                                              --------                      ------    ----    --------   --------      -------
Balance, December 31, 2001................     288,439                      42,200     422     109,000   185,156        (6,139)
Comprehensive income:
 Net income...............................      29,701          29,701                                    29,701
 Other comprehensive income:
   Foreign currency translation
     adjustment...........................       7,543           7,543                                                   7,543
   Tax on other comprehensive income......                      (2,640)
                                                               -------
   Other comprehensive income.............                       4,903
                                                               -------
 Total comprehensive income...............                     $34,604
                                                               =======
 Repurchase and retirement of common
   stock..................................      (7,011)                       100        1      (7,012)
 Stock options exercised..................       5,176                                           5,176
                                              --------                      ------    ----    --------   --------      -------
Balance, December 31, 2002................    $323,848                      42,300    $423    $107,164   $214,857      $ 1,404
                                              ========                      ======    ====    ========   ========      =======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2002        2001        2000
                                                            ---------   ---------   ---------
                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income..............................................  $  29,701   $  29,203   $  23,650
  Adjustments to reconcile cash provided by operating
     activities:
     Provision for credit losses..........................     20,694      11,915      11,251
     Depreciation.........................................      4,718       4,652       3,727
     Depreciation of leases assets........................      9,669      12,485       7,004
     Gain on securitization clean-up......................         --      (1,082)         --
     Loss on retirement of property and equipment.........      1,417          --          --
     Provision (credit) for deferred income taxes.........        999         (66)        934
     Tax benefit from exercise of stock options...........      1,561          --          --
     Other................................................         --         (96)       (209)
  Change in operating assets and liabilities:
     Accounts payable and accrued liabilities.............    (11,106)     11,607       2,377
     Income taxes payable.................................        996       5,098          --
     Income taxes receivable..............................         --         351      12,335
     Lease payment receivable.............................      1,197        (348)     (2,723)
     Unearned insurance premiums, insurance reserves and
       fees...............................................     (2,850)     (1,044)     (2,060)
     Deferred dealer enrollment fees, net.................        140         767         874
     Other assets.........................................      2,494      (4,654)      2,163
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......     59,630      68,788      59,323
                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on loans receivable.................    337,157     315,958     305,630
  Advances to dealers.....................................   (285,612)   (377,087)   (276,324)
  Payments of dealer holdbacks............................    (32,890)    (29,550)    (22,127)
  Operating lease acquisitions............................       (874)    (25,816)    (39,254)
  Deferred costs from lease acquisitions..................       (201)     (3,371)     (5,954)
  Operating lease liquidations............................      9,854      11,071       4,090
  Decreases in floor plan receivables -- affiliates.......         --          --       2,618
  Decreases in floor plan receivables -- non-affiliates...      1,996       1,660       4,768
  Decrease (increases) in notes
     receivable -- affiliates.............................         (5)       (572)        116
  Decrease (increases) in notes
     receivable -- non-affiliates.........................      3,618      (3,610)     (3,491)
  Purchases of property and equipment.....................     (6,439)     (5,880)     (3,902)
                                                            ---------   ---------   ---------
          Net cash provided by (used in) investing
            activities....................................     26,604    (117,197)    (33,830)
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under lines of credit.......    (29,660)    (14,881)     51,102
  Proceeds from secured financings........................    103,551     264,423      63,850
  Repayments of secured financings........................   (167,794)   (187,066)   (102,008)
  Proceeds under capital lease obligations................      2,249          --          --
  Principal payments under capital lease obligations......       (311)         --          --
  Repayment of senior notes and mortgage note.............       (723)    (16,620)    (15,256)
  Repurchase of common stock..............................     (7,011)     (3,262)    (18,851)
  Proceeds from stock options exercised...................      3,615       2,033         124
                                                            ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities....................................    (96,084)     44,627     (21,039)
                                                            ---------   ---------   ---------
          Effect of exchange rate changes on cash.........      7,543      (1,761)     (5,672)
                                                            ---------   ---------   ---------
Net decrease in cash and cash equivalents.................     (2,307)     (5,543)     (1,218)
  Cash and cash equivalents, beginning of period..........     15,773      21,316      22,534
                                                            ---------   ---------   ---------
  Cash and cash equivalents, end of period................  $  13,466   $  15,773   $  21,316
                                                            =========   =========   =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest................  $   7,729   $  15,600   $  15,092
                                                            =========   =========   =========
  Cash paid during the period for income taxes............  $  16,509   $  12,179   $  12,958
                                                            =========   =========   =========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Principal Business. Credit Acceptance Corporation (the "Company" or "Credit Acceptance") is a financial services company specializing in products and services for a network of automobile dealers. Credit Acceptance provides participating dealers with financing sources for consumers with limited access to credit by offering "guaranteed credit approval." The Company delivers credit approvals through the Internet. Other services include marketing, sales training, and a wholesale purchasing cooperative. Through its financing program, Credit Acceptance helps consumers change their lives by providing an opportunity to strengthen and reestablish their credit standing by making timely monthly payments. The Company refers to participating dealers who share its commitment to changing customers' lives as "dealer-partners."

     Credit Acceptance Corporation UK Limited, CAC of Canada Limited and Credit Acceptance Corporation Ireland Limited are all wholly-owned subsidiaries of the Company that operate in their respective countries. These subsidiary companies offer essentially the same dealer-partner programs as are offered in the United States.

     Upon acceptance of a retail installment contract (referred to as "Contract" or "Loan"), the Company records the gross amount of the Loan as a gross Loan receivable and the amount of its servicing fee as an unearned finance charge which, for balance sheet purposes, is netted from the gross amount of the Loan. The Company records the remaining portion of the Loan (the gross amount of the Loan less the unearned finance charge) as a dealer holdback. At the time of acceptance, Loans that meet certain criteria are eligible for a cash advance, which is computed on a formula basis.

     As advances are originated, they are automatically assigned to the originating dealer-partner's open pool of advances. Periodically, pools are closed and subsequent advances are assigned to a new pool. All advances due from a dealer-partner are secured by the future collections on the dealer-partner's portfolio of Loans. Collections on all related Loans within the pool, after payment of the Company's servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance owing against those Loans. Once the advance balance has been repaid, the dealer-partner is entitled to receive future collections from Loans within that pool, after payment of the Company's servicing fee and reimbursement of certain collection costs. The Company's acceptance of Loans is generally without recourse to the general assets of the dealer-partner. Each advance to a dealer-partner is secured by a lien on the financed vehicle. Dealer-partner advances are netted against dealer holdbacks in the accompanying consolidated financial statements.

     Upon enrollment into the Company's financing program, the dealer-partner enters into a Servicing Agreement with Credit Acceptance which defines the rights and obligations of Credit Acceptance and the dealer-partner. The Servicing Agreement may be terminated by the Company or by the dealer-partner (so long as there is no event of default or an event which with the lapse of time, giving of notice or both, would become an event of default) upon written notice. The Company may also terminate the Servicing Agreement immediately in the case of an event of default by the dealer-partner. Upon any termination by the dealer-partner or in the event of a default, the dealer-partner must immediately pay the Company: (i) any unreimbursed collection costs; (ii) any unpaid advances and all amounts owed by the dealer-partner to the Company; and
(iii) a termination fee equal to the unearned finance charge of the then outstanding amount of the Loans originated by such dealer-partner and accepted by the Company. In the event of a termination by the Company (or any other termination if the Company and the dealer-partner agree), the Company may continue to service Loans accepted prior to termination in the normal course of business without charging a termination fee.

     Automobile Leasing. In early 2002, the Company elected to discontinue originating automobile leases ("Automobile Leasing"). As a result of this decision, earnings for the year ended December 31, 2001 include a pre-tax charge of $725,000 for the impairment of certain assets. This decision was based on the conclusion that Automobile Leasing was unlikely to produce a higher return than the Company's automobile lending business over the long-term. Under the Company's leasing program, the Company purchased automobile leases from the dealer-partner for an amount based on the value of the vehicle as determined by industry guidebooks, assumed ownership of the related vehicle from the dealer-partner and received title to the vehicle. This program differed from the Company's principal business in that, as these leases were purchased outright, the Company assumed no liability to the dealer-partner for dealer holdback payments. Additionally, the customer was required to remit a security deposit to the Company. Customer payments are applied toward the customer's outstanding lease receivable. At lease termination, the Company is responsible for the ultimate disposal of the vehicle, which is sold back to the dealer-partner, the customer or at an auction.

     Pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), an impairment analysis is performed on the net asset value of the leasing operation on a quarterly basis. This analysis compares the undiscounted forecasted future net cash flows relating to Automobile Leasing to the net asset value of this operation at the balance sheet date. Due to the Company's limited experience in the leasing business, a substantial amount of uncertainty exists in the forecast of the future net cash flows that will be generated by this operation. Based upon management's analysis, no write down of the net asset value of the leasing operation was necessary at December 31, 2002. In future periods, if management's analysis indicates that future cash flows from the leasing operation are less than the leasing operation's net asset value, SFAS No. 144 requires the use of a present value methodology to estimate the fair value of the assets. This methodology would require the Company to record an expense equal to the amount by which the net asset value of the leasing operation exceeds the future cash flows discounted at the average rate implicit in the portfolio of automobile leases.

     Ancillary Products and Services. Buyers Vehicle Protection Plan, Inc. ("BVPP") and CAC Reinsurance, Ltd. ("Credit Acceptance Reinsurance"), both wholly-owned subsidiaries of the Company, provide additional services to participating dealer-partners.

     BVPP administers short-term limited extended service contracts offered by participating dealer-partners. In connection therewith, BVPP bears the risk of loss for any repairs covered under the service contract. The Company recognizes income and related expense for the service contract program on an accelerated basis over the life of the service contract. In addition, BVPP has a relationship with third party service contract providers that pay BVPP a fee on service contracts included on Loans financed through participating dealer-partners. BVPP does not bear any risk of loss for claims covered on these third party service contracts. The income from the non-refundable fee is recognized upon sale of the service contract. The Company advances to dealer-partners an amount equal to the purchase price of the vehicle service contract on Loans accepted by the Company that includes vehicle service contracts.

     Credit Acceptance Reinsurance is engaged primarily in the business of reinsuring credit life and disability insurance policies issued to borrowers under Loans originated by participating dealer-partners. The Company advances to dealer-partners an amount equal to the credit life and disability insurance premium on Loans accepted by the Company which include credit life and disability insurance written by the Company's designated insurance carriers. The policies insure the holder of the Loan for the outstanding balance payable in the event of death or disability of the debtor. Premiums are ceded to Credit Acceptance Reinsurance on both an earned and written basis and are earned over the life of the Loans using pro rata and sum-of-digits methods. Credit Acceptance Reinsurance bears the risk of loss attendant to claims under the coverage ceded to it.

     Significant accounting policies are described in the following paragraphs.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

REPORTABLE BUSINESS SEGMENTS

     The Company is organized into three primary business segments: North America, United Kingdom and Automobile Leasing. See Note 12 -- Business Segment Information for information regarding the Company's reportable segments.

USE OF ESTIMATES

     The accounting and reporting policies of the Company require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounts which are subject to significant estimation include the reserve for advance losses, the allowance for credit losses, the reserve for repossession losses, the reserve for residual losses on leased assets, and impairment of various assets. Actual results could differ from those estimates.

DERIVATIVE INSTRUMENTS

     The Company purchases interest rate cap and floor agreements to manage its interest rate risk on its secured financing. The Company does not hold or issue derivative financial instruments for trading purposes. At period end, the carrying value of these instruments is adjusted to reflect the current market value with the amount of the adjustment recorded as income or loss.

     As of December 31, 2002, the following interest rate cap agreements were outstanding:

                                             COMMERCIAL PAPER
NOTIONAL AMOUNT                                  CAP RATE                    TERM
---------------                              ----------------                ----
  $ 3,373,925     .........................       7.50%          July 1999 through August 2003
      432,389     .........................       7.50%         December 1999 through June 2003
   22,440,000     .........................       7.50%         July 2002 through January 2004
   32,640,000     .........................       6.50%         July 2002 through January 2004

     As of December 31, 2002, the following interest rate floor agreement was outstanding:

                                             COMMERCIAL PAPER
NOTIONAL AMOUNT                                  CAP RATE                    TERM
---------------                              ----------------                ----
  $ 3,373,925     .........................       4.79%          July 1999 through August 2003

     The Company is exposed to credit risk in the event of nonperformance by the counterparty to its interest rate cap agreements. The Company anticipates that its counterparty will fully perform its obligations under the agreements. The Company manages credit risk by utilizing financially sound counterparties.

STOCK OPTIONS

     At December 31, 2002, the Company has two stock-based compensation plans for employees and directors, which are described more fully in Note
11 -- Capital Transactions. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as: (i) all options granted under those plans either had an exercise price equal to the market value of the underlying common stock on the date of grant or (ii) the performance targets upon which vesting was based upon were not met during the year. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"), to stock-based employee compensation.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)        -------   -------   -------
Net income, as reported.................................  $29,701   $29,203   $23,650
Less: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects....................   (1,347)   (1,141)   (1,271)
                                                          -------   -------   -------
Net income, pro forma...................................  $28,354   $28,062   $22,379
                                                          =======   =======   =======
Earnings per share:
  As reported, basic....................................  $  0.70   $  0.69   $  0.54
  As reported, diluted..................................     0.68      0.68      0.53
  Pro forma, basic......................................     0.67      0.67      0.51
  Pro forma, diluted....................................     0.65      0.65      0.51

FOREIGN CURRENCY TRANSLATION

     The financial position and results of operations of the Company's foreign operations are measured using the local currency as the functional currency. Revenues and expenses are translated at average exchange rates during the year and assets and liabilities are translated at current exchange rates at the balance sheet date. Translation adjustments are reflected in accumulated other comprehensive income, as a separate component of shareholders' equity. Realized foreign currency transaction gains and losses are included in the statement of income.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. Cash and cash equivalents totaling $9.7 million and $14.1 million at December 31, 2002 and 2001, respectively, are restricted pursuant to: (i) the secured financings of advance receivables; and (ii) reinsurance agreements.

INVESTMENTS

     Investments consist principally of certificates of deposit, which the Company has both the intent and the ability to hold to maturity. All investments are categorized as held-to-maturity. The restricted investments totaled approximately $0.2 million at December 31, 2002 and 2001.

LOANS RECEIVABLE

     Loans receivable are collateralized by the related vehicles, with the Company having the right to repossess the vehicle in the event that the consumer defaults on the payment terms of the Loan. Repossessed collateral is valued at the lower of the carrying amount of the receivable or estimated fair value, less estimated costs of disposition, and is classified in Loans receivable on the balance sheets. At December 31, 2002 and 2001, repossessed assets totaled approximately $8.6 million and $6.4 million, respectively. The Company's policy for non-accrual Loans is 90 days measured on a recency basis (no payments received for 90 days). The Company charges-off delinquent Loans at nine months on a recency basis.

ALLOWANCE FOR CREDIT LOSSES

     The Company maintains an allowance for credit losses that covers earned but unpaid servicing fees on Loan receivables in non-accrual status. Servicing fees, which are booked as finance charges, are recognized under the interest method of accounting until the underlying obligation is 90 days past due on a recency basis. At such time, the Company suspends the recognition of revenue and records a provision for credit losses equal to the earned but unpaid revenue. Once a Loan is classified in non-accrual status, it remains in non-accrual status for the remaining life of the Loan. Revenue on non-accrual Loans is recognized on a cash basis. Loans on which no payment has been received for nine months are charged off. Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual charge-offs.

RESERVE FOR ADVANCE LOSSES

     The Company maintains a reserve against advances that are not expected to be recovered through collections on the related Loan portfolio. For purposes of establishing the reserve, the present value of estimated future collections for each dealer-partner's Loan portfolio is compared to the related advance balance. The discount rate used for present value purposes is equal to the rate of return expected at the origination of the advance. To the extent that the present value of future collections is less than the advance balance due from a dealer-partner, the Company records a reserve equal to the difference between the advance and the present value of the estimated future collections. The Company maintains historical loss experience for each dealer-partner on a static pool basis and uses this information to forecast the timing and amount of future collections on each dealer-partner's portfolio. Proceeds from one dealer-partner's portfolio cannot be used to offset losses relating to another dealer-partner. Effective January 1, 2003, the Company modified its policy for charging off advances. Advances are charged off when the Company's analysis forecasts no future collections relating to such advance balance.

FLOOR PLAN RECEIVABLES

     Credit Acceptance finances used vehicle inventories for Automobile dealers. Amounts loaned are secured primarily by the related inventories and any future cash collections owed to the dealer-partner on outstanding retail Loans, with additional security provided by the personal guarantee of the owner.

NOTES RECEIVABLE

     Notes receivable are primarily: (i) working capital loans to dealer-partners and (ii) secured line of credit loans. The working capital loans are generally due on demand and are secured primarily by any future cash collections owed to the dealer-partner on outstanding retail Loans. The secured line of credit loans were offered to dealers who were not participating in the Company's core program and are secured primarily by Loans, originated and serviced by the dealer, with additional security provided by the personal guarantee of the owner.

INVESTMENTS IN OPERATING LEASES, NET

     Leased assets are depreciated to their residual values on a straight-line basis over the scheduled lease term. The Company also maintains an allowance for lease vehicle losses that consists of a reserve for repossession losses and a reserve for residual losses. For purposes of establishing the repossession reserve, the Company estimates the expected losses, based on its historical loss experience, on its inventory of repossessed vehicles and vehicles being repossessed. The repossession reserve covers losses resulting from the difference between sale proceeds and the net investment in operating leases. The residual reserve covers losses resulting from the disposal of vehicles at the end of the lease term. The Company established its residual values based upon an industry guidebook and data from repossessed vehicles sold at auction. Realization of the residual values is dependent on the Company's future ability to market the vehicles under then prevailing market conditions.

PROPERTY AND EQUIPMENT

     Additions to property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives are generally as follows: Buildings and building improvements -- 10 years, Data processing equipment -- 5 years, Office furniture and equipment -- 7 years and Leasehold improvements -- 7 years. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. Software development costs are capitalized and generally amortized on a straight-line basis over its useful life for a period not to exceed five years. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

DEALER HOLDBACKS

     As part of the dealer-partner Servicing Agreement, the Company records the gross amount of the Loan less the unearned finance charges as dealer holdbacks. Loans originated by and advances to each dealer-partner are automatically assigned to that dealer-partner's open pool of Loans. Periodically, pools are closed and subsequent Loans and advances are assigned to a new pool. Collections on the Loans within each pool, after payment of the Company's servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance owing against those Loans. Once the advance balance has been repaid, the dealer-partner is entitled to receive collections from the Loans within that pool, after payment of the Company's servicing fee and reimbursement of certain collection costs.

     All advances from a dealer-partner are secured by all of the future collections on Loans originated by that dealer-partner. For balance sheet purposes, dealer holdbacks are shown net of the current advance balance.

INCOME TAXES

     Deferred income taxes are provided for all temporary differences between the book and tax basis of assets and liabilities. Deferred income taxes are adjusted to reflect new tax rates when they are enacted into law.

REVENUE RECOGNITION

     Finance Charges. The Company computes its servicing fee based upon the gross amount due under the Loan. Income is recognized under the interest method of accounting until the underlying obligation is 90 days past due on a recency basis. At such time, the Company suspends the accrual of revenue and makes a provision for credit losses equal to the earned but unpaid revenue.

     Lease Revenue. Income from operating lease assets is recognized on a straight-line basis over the scheduled lease term. Revenue recognition is suspended at the point the customer becomes 90 days past due on a recency basis.

     Other Income

     Dealer-partners are charged an initial fee to floor plan a vehicle. Interest is recognized monthly and is based on the number of days a vehicle remains on the floor plan. Interest rates typically range from 12% to 18% per annum.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONCLUDED)

     Fees received by the Company for the sale of third party vehicle service contracts are recognized upon sale of the service contract, as the Company bears no further obligation.

     Premiums earned include credit life and disability premiums and collision premiums, which are ceded to the Company on both an earned and written basis and are earned over the life of the Loans using the pro rata and sum-of-digits methods. The Company recognizes income and related expense for the service contract program on an accelerated basis over the life of the service contract. In 2002, the Company changed its revenue recognition policy for insurance and service contract products in the United Kingdom to be consistent with those employed in North America. This change in revenue recognition policy impacted pre-tax net income by approximately $1.1 million.

     Income from secured lines of credit offered to certain dealers is earned based on the difference between the 60% to 75% of the gross Loan amount remitted to the Company from the dealer and the 50% to 70% of the principal amount of the Loan advanced to the dealer. Income is recognized under the interest method of accounting until it is determined that a line of credit arrangement is impaired. At such time, the Company records a provision for losses equal to the difference between the carrying value and the present value of the expected cash flows from the line of credit arrangement.

     The Company recognizes a monthly dealer-partner access fee for the Company's Internet-based proprietary Credit Approval Processing System ("CAPS") in the month the access is provided.

     Enrollment fees are generally paid by each dealer-partner signing a Servicing Agreement. The enrollment fee, $9,850 in North America and (pound)2,500 in the United Kingdom, entitles the dealer-partner to access to the Company's marketing materials, training and programs and offsets administrative expenses associated with new dealer enrollment. Beginning in the fourth quarter of 2002, the enrollment fee in North America is 100% refundable for 180 days. After the 180-day refund period, the fees and the related direct incremental costs of enrolling these dealer-partners are deferred and amortized on a straight-line basis over the estimated repayment term of the outstanding dealer-partner advance based on the Company's experience.

     Interest on notes receivable is recognized as income based on the outstanding monthly balance and is generally 5% to 18% per annum.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has applied the disclosure provisions in SFAS No. 148 in these consolidated financial statements and the accompanying notes.

RECLASSIFICATION

     Certain amounts for the prior periods have been reclassified to conform to the current presentation.

(2) FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate their value.

(2) FINANCIAL INSTRUMENTS -- (CONCLUDED)

     Cash and Cash Equivalents and Investments. The carrying amount of cash and cash equivalents and investments approximate their fair value due to the short maturity of these instruments.

     Loans Receivable, Net and Dealer Holdbacks, Net. As the majority of the Company's revenue is derived from the servicing fee it receives on the gross amount due under the Loan (typically 20% of the principal and interest received), the Company's revenues from servicing fees are not materially impacted by changes in interest rates. The fair value for Loans receivable, net and Dealer Holdbacks, net recorded in the financial statements related to the financing and servicing program which the Company provides to dealer-partners is not practical to estimate due to the limited market which exists for the cash flows and potential liability associated with these Loans. As a result of the limited market for these Loans, quoted market prices are not available.

     The Company determines the carrying value of the advance associated with the portfolio of Loans receivable by discounting expected future cash flows associated with the related dealer-partner advance. The average discount rates used for 2002 and 2001 were 23.2% and 25.2%, respectively. The estimated average collection period for advances was 14 months for 2002 and 2001.

     Floor Plan and Notes Receivable. The fair value of floor plan and notes receivable are estimated by discounting the future cash flows using applicable current interest rates.

     Debt. The fair value of debt is determined using quoted market prices, if available, or calculated using the estimated value of each debt instrument based on current rates offered to the Company for debt with similar maturities.

     Derivative Instruments. The fair value of interest rate caps represents the amount that the Company would receive to terminate the agreement, taking into account current interest rates.

     A comparison of the carrying value and estimated fair value of these financial instruments is as follows (in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------
                                                     2002                    2001
                                             ---------------------   ---------------------
                                             CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
Cash and cash equivalents..................  $ 13,466    $13,466     $ 15,773    $ 15,773
Investments -- held to maturity............       173        173          173         173
Loans receivable, net......................   773,177        N/A      757,286         N/A
Floor plan receivables.....................     4,450      4,450        6,446       6,446
Notes receivable...........................     7,554      7,554       11,167      11,167
Lines of credit............................    43,555     43,555       73,215      73,215
Secured financing..........................    58,153     58,153      122,396     122,396
Mortgage note..............................     6,195      6,366        6,918       7,096
Dealer holdbacks, net......................   362,534        N/A      315,393         N/A
Derivative Instruments.....................        36         36           31          31

(3) LOANS RECEIVABLE

     Loans generally have initial terms ranging from 24 to 48 months and are collateralized by the related vehicles. The initial average term of a Loan was approximately 36 months in 2002 and 2001 and 32 months in 2000.

(3) LOANS RECEIVABLE -- (CONCLUDED)

     Loans receivable consisted of the following (in thousands):

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Gross Loans receivable......................................  $ 919,022   $ 906,808
Unearned finance charges....................................   (136,954)   (138,533)
Unearned insurance premiums, insurance reserves and fees....     (3,394)     (6,244)
                                                              ---------   ---------
Loans receivable, net.......................................  $ 778,674   $ 762,031
                                                              =========   =========
Non-accrual Loans...........................................  $ 220,978   $ 181,759
                                                              =========   =========
Non-accrual Loans as a percent of total Gross Loans.........       24.0%       20.0%
                                                              =========   =========

     A summary of changes in gross Loans receivable is as follows (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2002        2001        2000
                                                    ---------   ---------   ---------
Balance, beginning of period......................  $ 906,808   $ 674,402   $ 679,247
Gross amount of Loans accepted....................    625,385     782,302     526,971
Gross Loans reacquired from securitization........         --       2,918          --
Net cash collections on Loans.....................   (440,851)   (409,728)   (374,008)
Charge-offs.......................................   (186,788)   (137,158)   (144,828)
Currency translation..............................     14,468      (5,928)    (12,980)
                                                    ---------   ---------   ---------
Balance, end of period............................  $ 919,022   $ 906,808   $ 674,402
                                                    =========   =========   =========

     A summary of the allowance for credit losses is as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Balance, beginning of period............................  $ 4,745   $ 4,640   $ 4,742
Provision for Loan losses...............................    3,402     1,142     1,647
Charge-offs.............................................   (2,773)   (1,015)   (1,688)
Currency translation....................................      123       (22)      (61)
                                                          -------   -------   -------
Balance, end of period..................................  $ 5,497   $ 4,745   $ 4,640
                                                          =======   =======   =======

     Recoveries related to charged off Loans are netted against charge-offs.

     The Company's financing and service program allows dealer-partners to establish the interest rate on Loans up to the maximum rate allowable by the state or country in which the dealer-partner is doing business.

(4) LEASED PROPERTIES

PROPERTY LEASED TO OTHERS

     The Company leases part of its headquarters to outside parties under non-cancelable operating leases. This activity is not a significant part of its business activities. Rental income, which is included in other income, is recognized on a straight-line basis over the related lease term. Rental income on leased property was $1,043,000, $1,094,000, and $1,075,000 for 2002, 2001,
and 2000, respectively.

(4) LEASED PROPERTIES -- (CONCLUDED)

PROPERTY LEASED FROM OTHERS

     The Company leases offices and office equipment. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

     Total rental expense on all operating leases was $361,000, $321,000, and $335,000 and for 2002, 2001, and 2000, respectively. Contingent rentals under the operating leases were insignificant. Minimum future lease commitments under operating leases are as follows (in thousands):

2003........................................................  $  388
2004........................................................     246
2005........................................................     217
2006........................................................     217
2007........................................................     163
                                                              ------
                                                              $1,231
                                                              ======

(5) INVESTMENTS IN OPERATING LEASES

     The composition of net investment in operating leases consisted of the following (in thousands):

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Gross leased assets.........................................  $ 29,486   $ 50,054
Accumulated depreciation....................................   (12,304)   (11,657)
Gross deferred costs........................................     3,956      6,831
Accumulated amortization of deferred costs..................    (2,706)    (2,786)
Lease payments receivable...................................     2,112      3,308
                                                              --------   --------
Investment in operating leases..............................    20,544     45,750
Less: Allowance for lease vehicle losses....................    (2,665)    (2,976)
                                                              --------   --------
Investment in operating leases, net.........................  $ 17,879   $ 42,774
                                                              ========   ========

     A summary of changes in gross leased assets is as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2002       2001      2000
                                                        --------   --------   -------
Balance, beginning of period..........................  $ 50,054   $ 42,449   $ 8,443
Gross operating leases originated.....................       875     25,816    39,254
Operating lease liquidations..........................   (21,516)   (18,015)   (5,258)
Currency translation..................................        73       (196)       10
                                                        --------   --------   -------
Balance, end of period................................  $ 29,486   $ 50,054   $42,449
                                                        ========   ========   =======

(5) INVESTMENTS IN OPERATING LEASES -- (CONCLUDED)

     A summary of the allowance for lease vehicle losses is as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Balance, beginning of period............................  $ 2,976   $ 2,023   $    91
Provision for lease vehicle losses......................    5,251     6,126     3,013
Charge-offs.............................................   (5,619)   (5,171)   (1,081)
Currency translation....................................       57        (2)       --
                                                          -------   -------   -------
Balance, end of period..................................  $ 2,665   $ 2,976   $ 2,023
                                                          =======   =======   =======

     Future minimum rentals on leased vehicles at December 31, 2002 are $10.2 million, $3.9 million, and $806,000 in 2003, 2004, and 2005, respectively.

(6) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Land........................................................  $  2,587   $  2,587
Building and improvements...................................     7,284      7,166
Data processing equipment...................................    27,040     27,109
Office furniture & equipment................................     2,053      2,443
Leasehold improvements......................................       721        695
                                                              --------   --------
                                                                39,685     40,000
  Less: Accumulated depreciation............................   (19,734)   (20,354)
                                                              --------   --------
                                                              $ 19,951   $ 19,646
                                                              ========   ========

     Depreciation expense on property and equipment was $4,718,000, $4,652,000, and $3,727,000 in 2002, 2001, and 2000, respectively.

(7) DEBT

LINES OF CREDIT

     At December 31, 2002, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 9, 2003 with a one year term out option at the request of the Company provided that no event of default exists. The agreement provides that, at the Company's discretion, interest is payable at either the eurodollar rate plus 140 basis points, or at the prime rate (4.25% as of December 31, 2002). The eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of advances to dealer-partners and leased vehicles (as reflected in the consolidated financial statements and related notes), less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The

Company must pay an annual agent's fee and a quarterly commitment fee of 0.60% on the amount of the commitment. As of December 31, 2002, there was approximately $43.4 million outstanding under this facility. The maximum amount outstanding was approximately $105.5 million and $112.5 million in 2002 and 2001, respectively. The weighted average balance outstanding was $77.2 million and $84.9 million in 2002 and 2001, respectively.

     The Company also has a 1.0 million Canadian dollar line of credit with a commercial bank in Canada, which is used to fund the day to day cash flow requirements of the Company's Canadian subsidiary. The borrowings are secured by a letter of credit issued by the Company's principal commercial bank, with interest payable at the LIBOR rate plus 1.4% or at the Canadian bank's prime rate (4.5% at December 31, 2002). Additionally, the Company must pay a quarterly commitment fee of 0.6% on the amount of the commitment. As of December 31, 2002, there was approximately 183,000 Canadian dollars ($116,000) outstanding under the facility, which matures on June 5, 2003.

     The weighted average interest rate on line of credit borrowings outstanding was 3.3% and 3.9% as of December 31, 2002 and 2001, respectively.

SECURED FINANCING

     The Company's wholly-owned subsidiary, CAC Funding Corp. ("Funding"), has completed seven secured financing transactions with an institutional investor through December 31, 2002, none of which remain outstanding. During 2002, the Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. ("Warehouse Funding"), completed a secured financing transaction with another institutional investor, in which Warehouse Funding received $75.0 million in financing. In connection with this transaction, the Company contributed dealer-partner advances having a carrying amount of approximately $109.0 million to Warehouse Funding, which, in turn, pledged them as collateral to an institutional investor to secure loans that funded the purchase price of the dealer-partner advances. The proceeds of the secured financings were used by the Company to reduce outstanding borrowings under the Company's credit facility. The secured financings create loans for which Warehouse Funding is liable and are non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes. Such loans bear interest at a floating rate equal to the commercial paper rate plus 75 basis points with a maximum of 6.25%. As Warehouse Funding is organized as a separate legal entity from the Company, assets of Warehouse Funding (including the contributed dealer-partner advances) will not be available to satisfy the general obligations of the Company. Substantially all the assets of Warehouse Funding have been encumbered to secure Warehouse Funding's obligations to its creditors. This financing is secured primarily by Warehouse Funding's dealer-partner advances and the Company's servicing fee. The Company receives a monthly servicing fee paid by the institutional investor equal to 6% of the collections on Funding's Loans receivable for the secured financing. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of collections on the Loans receivable until Warehouse Funding's underlying indebtedness is paid in full either through collections on the related Loans or through a prepayment of the indebtedness.

     A summary of the secured financing transactions is as follows (dollars in thousands):

                                                                               BALANCE AS
                                   SECURED FINANCING     DEALER-PARTNER        PERCENT OF
ISSUE                   ORIGINAL      BALANCE AT       ADVANCE BALANCE AT       ORIGINAL
NUMBER    CLOSE DATE    BALANCE    DECEMBER 31, 2002   DECEMBER 31, 2002        BALANCE
------   -------------  --------   -----------------   ------------------   ----------------
1998-A   July 1998      $ 50,000   Paid in full        Paid in full                0.0%
1999-A   July 1999        50,000   Paid in full        Paid in full                0.0
1999-B   December 1999    50,000   Paid in full        Paid in full                0.0
2000-A   August 2000      65,000   Paid in full        Paid in full                0.0
2001-A   March 2001       97,100   Paid in full        Paid in full                0.0
2001-B   July 2001        60,845   Paid in full        Paid in full                0.0
2001-C   November 2001    61,795   Paid in full        Paid in full                0.0
2002-A   October 2002     75,000        $58,153*            $96,671               77.5
                        --------   -----------------   ------------------
                        $509,740        $58,153             $96,671
                        ========   =================   ==================

* Bears an interest rate calculated as 2.4% and is anticipated to fully amortize within 10 months as of December 31, 2002.

MORTGAGE LOAN PAYABLE

     The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $6,195,000 and $6,918,000 outstanding on this loan as of December 31, 2002 and 2001, respectively. The loan matures on May 1, 2004 and requires monthly payments of $99,582, bearing interest at a fixed rate of 7.07%.

CAPITAL LEASE OBLIGATIONS

     As of December 31, 2002, the Company has nine capital lease obligations outstanding for various computer equipment, with monthly payments totaling $81,728. These capital lease obligations bear interest at rates ranging from 4.45% to 9.22% and have maturity dates between June 2004 and January 2006.

LETTERS OF CREDIT

     Letters of credit are issued by a commercial bank and reduce amounts available under the Company's line of credit. As of December 31, 2002, the Company has three letters of credit relating to reinsurance agreements totaling $3.2 million. Such letters of credit will expire on May 26, 2003, at which time they will be automatically extended for the period of one year unless the Company is notified otherwise by the commercial bank syndicate. Additionally, the Company has a 1.0 million Canadian dollar letter of credit that secures the borrowings under the Canadian line of credit.

(7) DEBT -- (CONCLUDED)

PRINCIPAL DEBT MATURITIES

     The scheduled principal maturities of the Company's debt at December 31, 2002 are as follows (in thousands):

2003........................................................  $59,797
2004........................................................    6,151
2005........................................................      336
2006........................................................        2
                                                              -------
                                                              $66,286
                                                              =======

     Included in scheduled principal maturities are anticipated maturities of secured financing debt. The maturities of this debt are dependent on the timing of cash collections on the Loans receivable related to contributed dealer-partner advances, the amounts due to dealer-partners for payments of dealer holdbacks and changes in interest rates on the secured financing. Such amounts included in the table above are $58.2 million for 2003.

DEBT COVENANTS

     As of December 31, 2002, the Company complies with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. The Company must also maintain a specified minimum level of net worth.

(8) DEALER HOLDBACKS AND RESERVE FOR ADVANCE LOSSES

     Dealer holdbacks consisted of the following:

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Dealer holdbacks............................................  $ 734,625   $ 721,365
Less: advances (net of reserve of $15,494 and $9,161 at
  December 31, 2002 and 2001, respectively).................   (372,091)   (405,972)
                                                              ---------   ---------
Dealer holdbacks, net.......................................  $ 362,534   $ 315,393
                                                              =========   =========

     A summary of the change in the reserve for advance losses (classified with net dealer holdbacks in the accompanying balance sheets) is as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Balance, beginning of period............................  $ 9,161   $ 6,788   $ 4,329
Provision for advance losses............................   12,041     4,647     6,591
Charge-offs, net........................................   (6,027)   (2,196)   (4,104)
Currency translation....................................      319       (78)      (28)
                                                          -------   -------   -------
Balance, end of period..................................  $15,494   $ 9,161   $ 6,788
                                                          =======   =======   =======

(9) RELATED PARTY TRANSACTIONS

     In the normal course of its business, the Company regularly accepts assignments of Loans originated by affiliated dealer-partners owned by: (i) the Company's majority shareholder and Chairman; (ii) the Company's President; and
(iii) a member of the Chairman's family. Loans accepted from these affiliated dealer-partners were approximately $19.1 million, $21.2 million and $11.3 million in 2002, 2001 and 2000, respectively. Loans receivable from affiliated dealer-partners represented approximately 2.8%, 2.6% and 3.5% of the gross Loans receivable balance as of December 31, 2002, 2001 and 2000, respectively. The Company accepts Loans from affiliated dealer-partners and nonaffiliated dealer-partners on the same terms. Dealer holdbacks from Loans accepted from affiliated dealer-partners were approximately $15.3 million, $16.9 million and $9.0 million in 2002, 2001 and 2000, respectively. Affiliated dealer-partners' advances were $10.4 million or 2.2% of total advances, $11.0 million or 2.3% of total advances and $9.5 million or 2.4% of total advances as of December 31, 2002, 2001 and 2000, respectively.

     The Company regularly accepted automobile leases originated by affiliated dealer-partners owned by: (i) the Company's majority shareholder and Chairman; and (ii) the Company's President. Automobile leases accepted from affiliated dealer-partners were $11,000, $1.4 million and $10.1 million in 2002, 2001 and 2000, respectively. Affiliated dealer-partners originated approximately 1.0%, 4.6%, and 22.6% of the value of automobile leases accepted and approximately 0.8%, 4.2% and 24.8% of the number of automobile leases accepted by the Company during 2002, 2001 and 2000, respectively. The Company accepted automobile leases from affiliated dealer-partners and nonaffiliated dealer-partners on the same terms.

     The Company records interest income and fees from a note receivable from the Company's President with a balance of $1.5 million as of December 31, 2002 and 2001. Total income earned on the note receivable was $63,000, $50,000 and $62,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

     The Company regularly paid a credit card that was used for both business and personal purposes by the Company's Chairman. The Company was regularly reimbursed for the personal expenditures on the credit card. As a result, the Company carried an account receivable from the Company's Chairman with a balance of zero and $66,000 as of December 31, 2002 and 2001, respectively. This practice was discontinued effective April 1, 2002.

     The Company paid affiliated dealer-partners, owned by the Company's majority shareholder and Chairman, for vehicle reconditioning services. The total amount paid was approximately $8,000 and $357,000 for the years ended December 31, 2001 and 2000, respectively. In 2001, the Company stopped receiving these services from the affiliated party.

     In the normal course of business, the Company analyzes the viability of new products and services by first offering them to a small group of dealer-partners, which includes affiliated dealer-partners, prior to offering them to the entire network of dealer-partners. The Company received fees for direct mail lead generation services provided to affiliated dealer-partners owned by: (i) the Company's majority shareholder and Chairman; (ii) the Company's President; and (iii) a member of the Chairman's family totaling $39,000 for the year ended December 31, 2002. In 2002, the Company received fees totaling $8,200 from an affiliated dealer-partner owned by the Company's President for a test program which offered increased CAPS functionality to dealer-partners. Subsequent to December 31, 2002, this affiliated dealer-partner ceased participation in the test program.

(10) INCOME TAXES

     The income tax provision consists of the following:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Income before provision for income taxes:
  Domestic..............................................  $39,339   $37,543   $28,602
  Foreign...............................................    9,241    10,834     7,387
                                                          -------   -------   -------
                                                          $48,580   $48,377   $35,989
                                                          =======   =======   =======
Current provision (credit) for income taxes:
  Federal...............................................  $16,472   $12,999   $ 9,125
  State.................................................     (739)    3,298        --
  Foreign...............................................    2,464     2,943     2,280
                                                          -------   -------   -------
                                                           18,197    19,240    11,405
                                                          -------   -------   -------
Deferred provision (credit) for income taxes:
  Federal...............................................    1,170      (972)      900
  State.................................................     (591)      571        --
  Foreign...............................................      103       335        34
                                                          -------   -------   -------
                                                              682       (66)      934
                                                          -------   -------   -------
Provision for income taxes..............................  $18,879   $19,174   $12,339
                                                          =======   =======   =======

     The tax effects of timing differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Deferred tax assets:
  Allowance for credit losses on automobile Loans...........  $15,852    $13,532
  Reserve for advance losses................................    4,582      3,179
  Allowance for leased vehicle losses.......................    1,193      1,084
  Sale of advance receivables...............................       --      3,293
  Deferred dealer enrollment fees...........................      222        560
  Accrued warranty claims...................................       54        179
  Accrued liabilities.......................................    1,032      2,824
  Unearned premiums.........................................      151        181
  Reserve on notes receivable...............................      491      1,067
  Foreign tax credits.......................................    1,852         --
  Net operating losses......................................      327         --
  Valuation of receivables..................................    2,601         --
                                                              -------    -------
                                                               28,357     25,899
     Less: Valuation allowance..............................     (437)        --
                                                              -------    -------
     Total deferred tax assets..............................   27,920     25,899
                                                              -------    -------
Deferred tax liabilities:
  Unearned finance charges..................................   31,103     32,110
  Depreciable assets........................................    4,299      2,466
  Undistributed earnings....................................    3,090         --
  Valuation of receivables..................................       --      1,175
  Deferred credit life and warranty costs...................       27         65
  Other, net................................................    1,068        751
                                                              -------    -------
     Total deferred tax liabilities.........................   39,587     36,567
                                                              -------    -------
Net deferred tax liability..................................  $11,667    $10,668
                                                              =======    =======

     A reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate were as follows:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
U.S. federal statutory rate.................................  35.0%   35.0%
State income taxes..........................................  (2.2)    5.6
Foreign income taxes........................................  (1.4)   (1.1)
Undistributed foreign earnings..............................   6.6      --
Valuation allowance.........................................   0.9      --
Other.......................................................    --     0.1
                                                              ----    ----
Provision for income taxes..................................  38.9%   39.6%
                                                              ====    ====

(10) INCOME TAXES -- (CONCLUDED)

     In 2001, there was an increase in state income taxes due to the re-characterization of revenue resulting from the Internal Revenue Service examination. The 2001 state income tax expense is an estimated cumulative amount of taxes owed to various states for the years 1993 to 2001. The decrease in state income taxes in 2002 was primarily due to a change in the estimate of the cumulative amounts owed from 1993 to 2001.

     During 2002, management determined that the undistributed earnings of the Company's foreign subsidiaries should no longer be considered to be permanently reinvested. As a result of that determination, the Company recorded the amount of U.S. federal income taxes and withholding taxes that would be due upon repatriation of these earnings.

(11) CAPITAL TRANSACTIONS

NET INCOME PER SHARE

     Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the total of the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents included in the computation represent shares issuable upon assumed exercise of stock options that would have a dilutive effect using the treasury stock method. The share effect is as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Weighted average common shares outstanding.......  42,438,292   42,140,961   43,879,577
Common stock equivalents.........................     924,449    1,009,843      340,299
                                                   ----------   ----------   ----------
Weighted average common shares and common stock
  equivalents....................................  43,362,741   43,150,804   44,219,876
                                                   ==========   ==========   ==========

STOCK REPURCHASE PROGRAM

     In 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 1999. That program authorized the Company to purchase up to 1.0 million common shares on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. On each of February 7, 2000, June 7, 2000, July 13, 2000, November 10, 2000, and May 20, 2002, the Company's Board of Directors authorized increases in the Company's stock repurchase program of an additional
1.0 million shares. As of December 31, 2002, the Company has repurchased approximately 5.0 million shares of the 6.0 million shares authorized to be repurchased under this program at a cost of $30,634,000. The 6.0 million shares, which can be repurchased through the open market or in privately negotiated transactions, represent approximately 13.0% of the shares outstanding at the beginning of the program.

STOCK OPTION PLANS

     Pursuant to the Company's 1992 Stock Option Plan (the "1992 Plan"), the Company has reserved 8.0 million shares of its common stock for the future granting of options to officers and other employees. The exercise price of the options is no less than the fair market value on the date of the grant. Options under the 1992 Plan generally become exercisable over a three to five year period, or the Company's attainment of certain performance related criteria, or immediately upon a change of Company control. The Company issued 629,969, 1.0 million, and 28,500 options in 2002, 2001, and 2000, respectively, that will vest only if certain performance targets are met. As it was not foreseeable that the performance targets would be met, no compensation expense was recorded for performance-based options in 2002, 2001, or 2000. Nonvested performance options are forfeited upon termination of employment and otherwise expire ten years from the date of grant. Shares available for future grants totaled 1,607,615, 2,155,028, and 2,551,970 as of December 31, 2002, 2001 and
2000, respectively.

     Pursuant to the Company's Stock Option Plan for Dealers (the "Dealer Plan"), the Company has reserved 1.0 million shares of its common stock for the future granting of options to participating dealer-partners. The exercise price of the options is equal to the fair market value on the date of grant. The options become exercisable over a three year period. Nonvested options are forfeited upon the termination of the dealer-partner's Servicing Agreement by the Company or the dealer-partner and otherwise expire five years from the date of grant. Shares available for future grants totaled 874,367, 765,167, and 684,367 as of December 31, 2002, 2001, and 2000, respectively. Effective January 1, 1999, the Company suspended the granting of future options under the Dealer Plan.

     Pursuant to the Company's Director Stock Option Plan (the "Director Plan"), the Company has reserved 200,000 shares of its common stock for future granting of options to members of its Board of Directors. The exercise price of the options is equal to the fair market value on the date of grant. In 2001, the Company granted 100,000 options that will vest only if the Company meets certain performance targets. As it was not foreseeable that the performance targets would be met, no compensation expense was recorded for these performance-based options in 2002 or 2001. Nonvested options are forfeited if the participant should cease to be a director and otherwise expire ten years from the date of grant. Shares available for future grants totaled 100,000 as of December 31, 2002 and 2001.

     The Company accounts for the 1992 Plan and Director Plan under Accounting Principles Board Opinion 25, under which no compensation cost has been recognized. Had compensation cost for the 1992 Plan and Director Plan been recognized, the Company's net income and net income per share would have been negatively impacted as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)             -------   -------   -------
Net income:
  As reported...........................................  $29,701   $29,203   $23,650
  Pro forma.............................................   28,354    28,062    22,379
Net income per common share:
  As reported, basic....................................  $  0.70   $  0.69   $  0.54
  As reported, diluted..................................     0.68      0.68      0.53
  Pro forma, basic......................................     0.67      0.67      0.51
  Pro forma, diluted....................................     0.65      0.65      0.51

     The Company accounts for the compensation costs related to its grants under the Dealer Plan in accordance with SFAS No. 123. The sales and marketing cost that has been charged against income for the non-employee Dealer Plan was zero, $8,000, and $45,000 in 2002, 2001, and 2000, respectively.

     The fair value of each option granted included in the above calculations is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                            YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------
1992 PLAN                                             2002            2001            2000
---------                                           ---------       ---------       ---------
Risk-free interest rate...........................      4.00%           5.00%           6.00%
Expected life.....................................  4.0 years       5.0 years       6.0 years
Expected volatility...............................     63.03%          63.03%          56.22%
Dividend yield....................................         0%              0%              0%
                                                    YEARS ENDED DECEMBER 31,
                                                    -------------------------
DIRECTOR PLAN                                         2002            2001
-------------                                       ---------       ---------
Risk-free interest rate...........................      4.00%           5.00%
Expected life.....................................  4.0 years       5.0 years
Expected volatility...............................     63.03%          63.03%
Dividend yield....................................         0%              0%

     Additional information relating to the stock option plans is as follows:

                                             1992 PLAN                   DEALER PLAN                 DIRECTOR PLAN
                                    ---------------------------   --------------------------   --------------------------
                                                    WEIGHTED                     WEIGHTED                     WEIGHTED
                                                    AVERAGE                      AVERAGE                      AVERAGE
                                    NUMBER OF    EXERCISE PRICE   NUMBER OF   EXERCISE PRICE   NUMBER OF   EXERCISE PRICE
                                     OPTIONS       PER SHARE       OPTIONS      PER SHARE       OPTIONS      PER SHARE
                                    ----------   --------------   ---------   --------------   ---------   --------------
Outstanding at December 31,
  1999............................   5,095,844       $6.74         344,668        $16.14             --           --
  Options granted.................     156,300        5.72              --            --             --           --
  Options exercised...............     (24,233)       3.26              --            --             --           --
  Options forfeited...............    (796,751)       9.32         (78,468)        22.45             --           --
                                    ----------                    ---------                    ---------
Outstanding at December 31,
  2000............................   4,431,160        6.36         266,200         14.28             --           --
  Options granted.................   1,890,838        6.77              --            --        100,000        $7.00
  Options exercised...............    (258,841)       4.84          (1,000)         6.34             --           --
  Options forfeited...............  (1,493,896)       6.58         (80,800)        24.08             --           --
                                    ----------                    ---------                    ---------
Outstanding at December 31,
  2001............................   4,569,261        6.53         184,400         10.02        100,000           --
  Options granted.................     864,779        9.83              --            --             --           --
  Options exercised...............    (742,420)       4.77          (6,100)         8.45             --           --
  Options forfeited...............    (317,366)       8.37        (109,200)        11.69             --           --
                                    ----------                    ---------                    ---------
Outstanding at December 31,
  2002............................   4,374,254       $7.35          69,100        $ 7.51        100,000        $7.00
                                    ==========                    =========                    =========
Exercisable at December 31:
  2000............................   2,085,569       $6.78         241,961        $14.95             --           --
  2001............................   2,087,165        6.86         184,400         10.02             --           --
  2002............................   1,640,094        7.66          69,100          7.51             --           --

(11) CAPITAL TRANSACTIONS -- (CONCLUDED)

     The weighted average fair value of options granted for the 1992 Plan during 2002, 2001, and 2000 was $5.58, $3.04, and $3.07 respectively. The weighted average fair value of options granted for the Director Plan during 2001 was $3.33.

     The following tables summarize information about options outstanding at December 31, 2002:

                                             OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                             ----------------------------------------------------   ---------------------------------
                                              WEIGHTED-AVERAGE   WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE
                             OUTSTANDING AS      REMAINING        EXERCISE PRICE    EXERCISABLE AS    EXERCISE PRICE
RANGE OF EXERCISABLE PRICES  OF 12/31/2002    CONTRACTUAL LIFE      PER SHARE       OF 12/31/2002       PER SHARE
---------------------------  --------------   ----------------   ----------------   --------------   ----------------
1992 PLAN
$ 2.16 -- 5.63............       366,350         6.9 Years            $ 3.82             16,850           $ 5.13
  5.64 -- 7.75............     2,494,964         6.6                    6.18          1,194,104             6.19
  7.76 -- 11.07...........     1,209,699         8.1                    8.99            223,073             8.52
 11.08 -- 22.25...........       303,241         4.0                   14.67            206,067            15.47
                             --------------                                         --------------
Totals....................     4,374,254         6.9                    7.35          1,640,094             7.66
                             ==============                                         ==============
DEALER PLAN
$ 6.34 -- 9.35............        69,100         0.8 Years            $ 7.51             69,100           $ 7.51
  9.36 -- 17.63...........            --        --                        --                 --               --
 17.64 -- 27.63...........            --        --                        --                 --               --
                             --------------                                         --------------
Totals....................        69,100         0.8                    7.51             69,100             7.51
                             ==============                                         ==============
DIRECTOR PLAN
$ 5.64 -- 7.75............       100,000         8.5 Years            $ 7.00                 --               --
                             --------------                                         --------------
Totals....................       100,000         8.5                    7.00                 --               --
                             ==============                                         ==============

(12) BUSINESS SEGMENT INFORMATION

     The Company classifies its operations into three reportable business segments: North America, United Kingdom and Automobile Leasing.

REPORTABLE SEGMENT OVERVIEW

     North America consists of the Company's U.S. and Canadian automobile finance and services businesses, including the Company's reinsurance activities and automobile service contract programs. These businesses have been aggregated into one reportable segment because they have similar operating and economic characteristics. North America provides participating dealers with financing sources for consumers with limited access to credit by offering "guaranteed credit approval" and delivering credit approvals through the Internet. Other services including marketing, sales training and a wholesale purchasing cooperative in the United States and Canada. United Kingdom provides substantially the same products and services as North America to dealer-partners located in the United Kingdom and Ireland. In 2001, the Company stopped originating Loans in Ireland. Automobile Leasing provided an automobile leasing program to dealer-partners located in the United States and Canada. In early 2002, the Company elected to discontinue originating automobile leases.

MEASUREMENT

     The table below presents finance charge revenue, lease revenue, other revenue, segment net income (loss) and segment assets information for each reportable segment (in thousands):

                                             NORTH      UNITED    AUTOMOBILE    TOTAL
                                            AMERICA    KINGDOM     LEASING     COMPANY
                                            --------   --------   ----------   --------
Year Ended December 31, 2002
  Finance charges.........................  $ 80,073   $ 17,671    $    --     $ 97,744
  Lease revenue...........................        --         --     16,101       16,101
  Other revenue...........................    35,761      3,449      1,279       40,489
  Net income (loss).......................    24,977      6,548     (1,824)      29,701
  Segment assets..........................   699,555    124,604     18,166      842,325
Year Ended December 31, 2001
  Finance charges.........................  $ 68,367   $ 21,802    $    --     $ 90,169
  Lease revenue...........................        --         --     21,853       21,853
  Other revenue...........................    31,158      2,810      1,339       35,307
  Net income (loss).......................    24,541      7,296     (2,634)      29,203
  Segment assets..........................   652,635    163,722     45,077      861,434
Year Ended December 31, 2000
  Finance charges.........................  $ 61,746   $ 18,834    $    --     $ 80,580
  Lease revenue...........................        --         --     13,019       13,019
  Other revenue...........................    27,187      2,112        713       30,012
  Net income (loss).......................    20,039      5,121     (1,510)      23,650
  Segment assets..........................   469,294    158,833     42,907      671,034

(12) BUSINESS SEGMENT INFORMATION -- (CONCLUDED)

     The Company operates primarily in the United States and the United Kingdom (excluding Ireland). The table below presents the key financial information by geographic location (in thousands):

                                               UNITED     UNITED                 TOTAL
                                               STATES    KINGDOM    ALL OTHER   COMPANY
                                              --------   --------   ---------   --------
Year Ended December 31, 2002
  Finance charges...........................  $ 78,414   $ 16,785    $ 2,545    $ 97,744
  Lease revenue.............................    13,885         --      2,216      16,101
  Other revenue.............................    36,594      3,237        658      40,489
  Net income (loss).........................    23,027      7,024       (350)     29,701
  Total assets..............................   701,315    116,299     24,711     842,325
Year Ended December 31, 2001
  Finance charges...........................  $ 66,306   $ 20,982    $ 2,881    $ 90,169
  Lease revenue.............................    20,248         --      1,605      21,853
  Other revenue.............................    32,092      2,692        523      35,307
  Net income (loss).........................    21,646      7,565         (8)     29,203
  Total assets..............................   677,359    151,915     32,160     861,434
Year Ended December 31, 2000
  Finance charges...........................  $ 60,245   $ 18,648    $ 1,687    $ 80,580
  Lease revenue.............................    13,019         --         --      13,019
  Other revenue.............................    27,600      2,081        331      30,012
  Net income (loss).........................    18,578      5,148        (76)     23,650
  Total assets..............................   497,946    155,881     17,207     671,034

INFORMATION ABOUT PRODUCTS AND SERVICES

     The Company manages its product and service offerings primarily through those reportable segments. Therefore, pursuant with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", no enterprise-wide disclosures of information about products and services are necessary.

MAJOR CUSTOMERS

     The Company did not have any customer which provided 10% or more of the Company's revenue during 2002, 2001, or 2000. However, during 2002, two dealer-partner groups in the United Kingdom accounted for approximately 41.6% of new Loans accepted by the United Kingdom.

(13) LITIGATION AND CONTINGENT LIABILITIES

     In the normal course of business and as a result of the consumer-oriented nature of the industry in which the Company operates, industry participants are frequently subject to various consumer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth in lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to the Company's repossession and sale of the consumer's vehicle and other debt collection activities. The Company, as the assignee of Loans originated by dealer-partners, may also be named as a co-defendant in lawsuits filed by consumers principally against dealer-partners. Many of these cases are filed as purported class actions and seek damages in large dollar amounts.

(13) LITIGATION AND CONTINGENT LIABILITIES -- (CONCLUDED)

An adverse ultimate disposition in any such action could have a material adverse impact on the Company's financial position, liquidity and results of operations.

     The Company is currently a defendant in a class action proceeding commenced on October 15, 1996 in the United States District Court for the Western District of Missouri seeking money damages for alleged violations of a number of state and federal consumer protection laws. On October 9, 1997, the District Court certified two classes on the claims brought against the Company, one relating to alleged overcharges of official fees, the other relating to alleged overcharges of post-maturity interest. On August 4, 1998, the District Court granted partial summary judgment on liability in favor of the plaintiffs on the interest overcharge claims based upon the District Court's finding of certain violations but denied summary judgment on certain other claims. The District Court also entered a number of permanent injunctions, which among other things, restrained the Company from collecting on certain class accounts. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable, the Company appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit. Oral argument on the appeals was heard on April 19, 1999. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit overturned the August 4, 1998 partial summary judgment order and injunctions against the Company. The Court of Appeals held that the District Court lacked jurisdiction over the interest overcharge claims and directed the District Court to sever those claims and remand them to state court. On February 18, 2000, the District Court entered an order remanding the post-maturity interest class to Missouri state court while retaining jurisdiction on the official fee class. The Company then filed a motion requesting that the District Court reconsider that portion of its order of August 4, 1998, in which the District Court had denied the Company's motion for summary judgment on the federal Truth-In-Lending Act ("TILA") claim. On May 26, 2000, the District Court entered summary judgment in favor of the Company on the TILA claim and directed the Clerk of the Court to remand the remaining state law official fee claims to the appropriate state court. On September 18, 2001, the Circuit Court of Jackson County, Missouri mailed an order assigning this matter to a judge. On October 28, 2002, the plaintiffs filed a fourth amended complaint. The Company filed a motion to dismiss the plaintiff's fourth amended complaint on November 4, 2002. On November 18, 2002, the Company filed a memorandum urging the decertification of the classes. On January 15, 2003, the case was assigned to a new judge. On February 21, 2003 the plaintiffs filed a brief opposing the Company's November 4, 2002 motion to dismiss the case. The Company will continue its vigorous defense of all remaining claims. However, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly financial position and results of operations for the years ended December 31, 2002 and 2001. Certain amounts have been reclassified to conform to the 2002 presentation.

                                                                       2002
                                                     -----------------------------------------
                                                      1ST Q      2ND Q      3RD Q      4TH Q
                                                     --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEETS
Loans receivable, net..............................  $782,524   $790,630   $790,102   $773,177
Floor plan receivables.............................     5,774      6,414      5,261      4,450
Notes receivable...................................    10,987      9,869      8,492      7,554
Investment in operating leases, net................    35,612     29,246     23,222     17,879
All other assets...................................    44,833     45,951     39,230     39,265
                                                     --------   --------   --------   --------
       Total assets................................  $879,730   $882,110   $866,307   $842,325
                                                     ========   ========   ========   ========
Total debt.........................................  $182,507   $163,491   $134,478   $109,841
Dealer holdbacks, net..............................   341,800    350,689    361,177    362,534
Other liabilities..................................    58,312     61,514     53,044     46,102
                                                     --------   --------   --------   --------
       Total liabilities...........................   582,619    575,694    548,699    518,477
Shareholders' equity...............................   297,111    306,416    317,608    323,848
                                                     --------   --------   --------   --------
       Total liabilities and shareholders'
          equity...................................  $879,730   $882,110   $866,307   $842,325
                                                     ========   ========   ========   ========
INCOME STATEMENTS
Revenue:
  Finance charges..................................  $ 24,885   $ 25,522   $ 23,783   $ 23,554
  Lease revenue....................................     5,159      4,428      3,614      2,900
  Other income.....................................     8,814      8,639     15,036      8,000
                                                     --------   --------   --------   --------
       Total revenue...............................    38,858     38,589     42,433     34,454
                                                     --------   --------   --------   --------
Costs and expenses:
  Operating expenses...............................    16,007     17,050     16,389     16,887
  Provision for credit losses......................     3,381      3,170      7,048      7,095
  Depreciation of leased assets....................     2,941      2,566      2,251      1,911
  Interest.........................................     2,305      2,457      2,364      1,932
                                                     --------   --------   --------   --------
       Total costs and expenses....................    24,634     25,243     28,052     27,825
                                                     --------   --------   --------   --------
Operating income...................................    14,224     13,346     14,381      6,629
  Foreign exchange gain (loss).....................        16         11        (25)        (2)
                                                     --------   --------   --------   --------
Income before income taxes.........................    14,240     13,357     14,356      6,627
  Provision for income taxes.......................     7,926      4,807      4,925      1,221
                                                     --------   --------   --------   --------
Net income.........................................  $  6,314   $  8,550   $  9,431   $  5,406
                                                     ========   ========   ========   ========
Net income per common share:
  Basic............................................  $   0.15   $   0.20   $   0.22   $   0.13
                                                     ========   ========   ========   ========
  Diluted..........................................  $   0.15   $   0.20   $   0.22   $   0.13
                                                     ========   ========   ========   ========
Weighted average shares outstanding:
  Basic............................................    42,437     42,535     42,364     42,371
  Diluted..........................................    43,498     43,822     43,122     42,853

(14) QUARTERLY FINANCIAL DATA (UNAUDITED) -- (CONCLUDED)


                                                                       2001
                                                     -----------------------------------------
                                                      1ST Q      2ND Q      3RD Q      4TH Q
                                                     --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEETS
Loans receivable, net..............................  $618,473   $673,136   $736,166   $757,286
Floor plan receivables.............................     6,987      6,188      6,727      6,446
Notes receivable...................................     9,536     11,057     11,462     11,167
Investment in operating leases, net................    47,605     47,540     45,197     42,774
All other assets...................................    65,157     44,935     67,265     43,761
                                                     --------   --------   --------   --------
       Total assets................................  $747,758   $782,856   $866,817   $861,434
                                                     ========   ========   ========   ========
Total debt.........................................  $188,064   $196,403   $230,996   $202,529
Dealer holdbacks, net..............................   248,985    269,585    301,542    315,393
Other liabilities..................................    47,038     47,223     53,271     55,073
                                                     --------   --------   --------   --------
       Total liabilities...........................   484,087    513,211    585,809    572,995
Shareholders' equity...............................   263,671    269,645    281,008    288,439
                                                     --------   --------   --------   --------
       Total liabilities and shareholders'
          equity...................................  $747,758   $782,856   $866,817   $861,434
                                                     ========   ========   ========   ========
INCOME STATEMENTS
Revenue:
  Finance charges..................................  $ 20,488   $ 22,406   $ 23,289   $ 23,986
  Lease revenue....................................     5,067      5,573      5,728      5,485
  Other income.....................................     9,164      9,318      7,850      8,975
                                                     --------   --------   --------   --------
       Total revenue...............................    34,719     37,297     36,867     38,446
                                                     --------   --------   --------   --------
Costs and expenses:
  Operating expenses...............................    14,997     15,626     15,583     13,616
  Provision for credit losses......................     3,015      2,705      2,632      3,563
  Depreciation of leased assets....................     2,929      3,169      3,173      3,214
  Interest.........................................     3,805      4,016      3,888      2,979
                                                     --------   --------   --------   --------
       Total costs and expenses....................    24,746     25,516     25,276     23,372
                                                     --------   --------   --------   --------
Operating income...................................     9,973     11,781     11,591     15,074
  Foreign exchange gain (loss).....................         7        (39)        (9)        (1)
                                                     --------   --------   --------   --------
Income before income taxes.........................     9,980     11,742     11,582     15,073
  Provision for income taxes.......................     3,391      4,013      3,937      7,833
                                                     --------   --------   --------   --------
Net income.........................................  $  6,589   $  7,729   $  7,645   $  7,240
                                                     ========   ========   ========   ========
Net income per common share:
  Basic............................................  $   0.16   $   0.18   $   0.18   $   0.17
                                                     ========   ========   ========   ========
  Diluted..........................................  $   0.15   $   0.18   $   0.18   $   0.17
                                                     ========   ========   ========   ========
Weighted average shares outstanding:
  Basic............................................    42,442     42,020     41,997     42,105
  Diluted..........................................    42,852     42,752     43,595     43,536

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information is contained under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference. In addition, the information contained in the Equity Compensation Plan table under Item 5 of this Report is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information is contained under the caption "Certain Relationships and Transactions" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Company and Report of Independent Public Accountants are contained in "Item 8 -- Financial Statements and Supplementary Data."

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS CONSOLIDATED FINANCIAL
        STATEMENTS:

        -- Consolidated Balance Sheets as of December 31, 2002 and 2001

        -- Consolidated Income Statements for the years ended December 31, 2002, 2001 and 2000

        -- Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

        -- Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

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

     (b) The Company was not required to file a current report on Form 8-K during the quarter ended December 31, 2002 and none were filed during that period.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CREDIT ACCEPTANCE CORPORATION

                                          BY:      /s/ BRETT A. ROBERTS
                                             -----------------------------------
                                                      BRETT A. ROBERTS
                                                   Chief Executive Officer

Date: March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 31, 2003 on behalf of the registrant and in the capacities indicated.

                      SIGNATURE                                             TITLE
                      ---------                                             -----
                /s/ BRETT A. ROBERTS                    Chief Executive Officer (Principal Executive
-----------------------------------------------------   Officer)
                  Brett A. Roberts

                 /s/ DOUGLAS W. BUSK                    Treasurer and Chief Financial Officer
-----------------------------------------------------   (Principal Financial and Accounting Officer)
                   Douglas W. Busk

                 /s/ HARRY E. CRAIG                     Director
-----------------------------------------------------
                   Harry E. Craig

                 /s/ DONALD A. FOSS                     Director and Chairman of the Board
-----------------------------------------------------
                   Donald A. Foss

                  /s/ SAM M. LAFATA                     Director
-----------------------------------------------------
                    Sam M. LaFata

                 /s/ DANIEL P. LEFF                     Director
-----------------------------------------------------
                   Daniel P. Leff

               /s/ THOMAS N. TRYFOROS                   Director
-----------------------------------------------------
                 Thomas N. Tryforos

                                 CERTIFICATIONS

I, Brett A. Roberts, certify that:

     1. I have reviewed this annual report on Form 10-K of Credit Acceptance Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ BRETT A. ROBERTS
                                          --------------------------------------
                                                 Chief Executive Officer

March 31, 2003

     I, Douglas W. Busk, certify that:

     1. I have reviewed this annual report on Form 10-K of Credit Acceptance Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ DOUGLAS W. BUSK
                                          --------------------------------------
                                                 Chief Financial Officer

March 31, 2003

                                 EXHIBIT INDEX

     The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. The Company's commission file number is 000-20202.

 EXHIBIT
   NO.                                       DESCRIPTION
----------                                   -----------
 3(a)(1)        7    Articles of Incorporation, as amended July 1, 1997
 3(b)           2    Bylaws of the Company, as amended
 4(c)(11)      20    Amended and Restated Credit Agreement, dated as of June 11,
                     2001, among the Company, certain of the Company's
                     subsidiaries, Comerica Bank, as Administrative Agent and
                     Collateral Agent, and the banks signatory thereto
 4(f)           9    Note Purchase Agreement dated July 7, 1998 among Kitty Hawk
                     Funding Corporation, CAC Funding Corp. and NationsBank, N.A.
 4(f)(2)        9    Servicing Agreement dated July 7, 1998 between CAC Funding
                     Corp. and the Company
 4(f)(3)        9    Contribution Agreement dated July 7, 1998 between the
                     Company and CAC Funding Corp.
 4(f)(4)       12    Amendment No. 1 dated June 30, 1999 to Note Purchase
                     Agreement dated July 7, 1998 among Kitty Hawk Funding
                     Corporation, CAC Funding Corp., and NationsBank, N.A.
 4(f)(6)       12    Amendment No. 1 dated June 30, 1999 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
 4(f)(8)       14    Amendment No. 2 dated December 15, 1999 to Note Purchase
                     Agreement dated July 7, 1998 among Kitty Hawk Funding
                     Corporation, CAC Funding Corp., and NationsBank, N.A.
 4(f)(10)      14    Amendment No. 2 dated December 15, 1999 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
 4(f)(11)      17    Amendment No. 3 dated August 8, 2000 to Note Purchase
                     Agreement dated July 7, 1998 among Kitty Hawk Funding
                     Corporation, CAC Funding Corp., and NationsBank, N.A.
 4(f)(12)      17    Amendment No. 3 dated August 8, 2000 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
 4(f)(14)      18    Amendment No. 4 dated March 12, 2001 to Note Purchase
                     Agreement dated July 7, 1998 among Kitty Hawk Funding
                     Corporation, CAC Funding Corp., and NationsBank, N.A.
 4(f)(15)      18    Amendment No. 4 dated March 12, 2001 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
 4(f)(16)      20    Amendment No. 5 dated July 20, 2001 to Note Purchase
                     Agreement dated July 7, 1998 among Kitty Hawk Funding
                     Corporation, CAC Funding Corp., and Bank of America, N.A.
 4(f)(17)      20    Amendment No. 6 dated July 20, 2001 to Note Purchase
                     Agreement dated July 7, 1998 among Kitty Hawk Funding
                     Corporation, CAC Funding Corp., and Bank of America, N.A.
 4(f)(18)      20    Amended and Restated Security Agreement, dated July 20,
                     2001, among Kitty Hawk Funding Corporation, CAC Funding
                     Corp., the Company and Bank of America, N.A., individually and as Collateral Agent
 4(f)(19)      20    Amendment No. 5 dated July 20, 2001 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
 4(f)(20)      22    Amendment No. 6 dated November 2, 2001 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.

 EXHIBIT
   NO.                                       DESCRIPTION
----------                                   -----------
 4(f)(21)      22    Amendment No. 7 dated November 2, 2001 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
 4(f)(22)      22    Amendment No. 8 dated November 2, 2001 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
 4(f)(23)      22    Amendment No. 9 dated November 2, 2001 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
 4(f)(24)      22    Amendment No. 10 dated November 2, 2001 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
 4(f)(25)      22    Amendment No. 11 dated December 11, 2001 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
 4(f)(26)      22    Amendment No. 12 dated December 11, 2001 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
 4(f)(27)      22    Amendment No. 13 dated December 11, 2001 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
 4(f)(28)      22    Amendment No. 1 dated October 17, 2001 to Amended and
                     Restated Security Agreement dated July 20, 2001 among Kitty
                     Hawk Funding Corporation, CAC Funding Corp., the Company and
                     Bank of America, N.A.
 4(f)(29)      22    Amendment No. 2 dated November 2, 2001 to Amended and
                     Restated Security Agreement dated July 20, 2001 among Kitty
                     Hawk Funding Corporation, CAC Funding Corp., the Company and
                     Bank of America, N.A.
 4(f)(30)      22    Amendment No. 7 dated November 2, 2001 to Note Purchase
                     Agreement dated July 7, 1998 among Kitty Hawk Funding
                     Corporation, CAC Funding Corp., and Bank of America, N.A.
 4(f)(31)      23    Amendment No. 3 dated January 31, 2002 to Amended and
                     Restated Security Agreement dated July 20, 2001 among Kitty
                     Hawk Funding Corporation, CAC Funding Corp., the Company and
                     Bank of America, N.A.
 4(f)(32)      23    Amendment No. 14 dated January 14, 2002 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
 4(f)(33)      23    Amendment No. 15 dated January 14, 2002 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
 4(f)(34)      23    Amendment No. 16 dated February 12, 2002 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
 4(f)(35)      23    Amendment No. 17 dated February 12, 2002 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
 4(f)(36)      23    Amendment No. 18 dated March 12, 2002 to Contribution
                     Agreement dated July 7, 1998 between the Company and CAC
                     Funding Corp.
 4(f)(37)      23    Back-Up Servicing Agreement dated January 31, 2002 among the
                     Company, CAC Funding Corp., OSI Portfolio Services, Inc.,
                     Kitty Hawk Funding Corporation and Bank of America, N.A.
 4(f)(38)      23    Amendment No. 1 dated March 8, 2002 to Amended and Restated
                     Credit Agreement dated June 11, 2001 among the Company,
                     Comerica Bank, LaSalle Bank National, Harris Trust and
                     Savings Bank, Fifth Third Bank, M&I Marshall & Ilsley Bank,
                     Bank of America, N.A., and National City Bank
 4(f)(39)      24    Amendment No. 2 dated June 11, 2002 to Amended and Restated
                     Credit Agreement dated June 11, 2001 among the Company,
                     Comerica Bank, LaSalle Bank National, Harris Trust and
                     Savings Bank, Fifth Third Bank, Bank of America, N.A., and
                     National City Bank
 4(f)(40)      24    Second Amendment dated as of June 10, 2002 to the
                     Intercreditor Agreement dated as of December 15, 1998 among
                     Comerica Bank, as Collateral Agent, and various lenders and note holders

 EXHIBIT
   NO.                                       DESCRIPTION
----------                                   -----------
 4(f)(41)      24    Second Amendment dated June 10, 2002 to Second Amended and
                     Restated Security Agreement, dated June 11, 2001 between
                     Comerica Bank, as Collateral Agent and the Company
 4(f)(42)      25    Third Amendment dated August 30, 2002 to Second Amended and
                     Restated Security Agreement dated June 11, 2001 between
                     Comerica Bank, as Collateral Agent and the Company
 4(f)(43)      25    Loan and Security Agreement dated September 27, 2002 among the Company, CAC Warehouse Funding Corp., Variable Funding
                     Capital Corporation, Wachovia Securities, Inc., Wachovia
                     Bank, National Association and OSI Portfolio Services, Inc.
 4(f)(44)      25    Contribution Agreement dated September 27, 2002 between the
                     Company and CAC Warehouse Funding Corp.
 4(f)(45)      25    Back-Up Servicing Agreement dated September 27, 2002 among the Company, CAC Warehouse Funding Corp., OSI Portfolio
                     Services, Inc., Variable Funding Capital Corporation and
                     Wachovia Securities, Inc.
 4(f)(46)      25    Intercreditor Agreement, dated September 30, 2002, among the
              ...    Company, CAC Warehouse Funding Corp., CAC Funding Corp.,
                     Bank of America, N.A., as agent, Wachovia Securities, Inc., as agent, and Comerica Bank, as agent
 4(g)(2)       11    Intercreditor Agreement dated as of December 15, 1998 among
                     Comerica Bank, as Collateral Agent, and various lenders and note holders
 4(g)(3)       11    Deed of Charge, dated December 17, 1998 between Comerica
                     Bank, as Collateral Agent, and the Company
 4(g)(4)       20    Second Amended and Restated Security Agreement, dated June
                     11, 2001 between Comerica Bank, as Collateral Agent and the
                     Company
 4(g)(5)       19    First Amendment dated as of March 30, 2001 to the
                     Intercreditor Agreement dated as of December 14, 1998 among
                     Comerica Bank, as Collateral Agent, and various lenders and note holders
 4(g)(6)       21    First Amendment, dated September 7, 2001 to Second Amended and Restated Security Agreement, dated June 11, 2001 between
                     Comerica Bank, as Collateral Agent and the Company
 4(i)          21    Security Agreement, dated September 7, 2001, between CAC of
                     Canada Limited and Comerica Bank
 4(j)          21    Debenture, dated September 7, 2001, made by way of deed by
                     CAC Ireland Limited, in favor of Comerica Bank, as agent and security trustee
 4(k)          21    Debenture, dated September 7, 2001, made by way of deed by
                     CAC UK Limited, in favor of Comerica Bank, as agent and
                     security trustee
 4(l)          21    Debenture, dated September 7, 2001, made by way of deed by
                     CAC UK Funding Ltd., in favor of Comerica Bank, as agent and security trustee
 4(m)          21    Assignation in Security, dated September 10, 2001, among
                     Credit Acceptance Corporation, CAC Nevada, Inc., CAC
                     Scotland and Comerica Bank, as collateral agent and trustee
 4(n)          21    Deed of Charge, dated September 7, 2001 between Credit
                     Acceptance Corp., and Comerica Bank, as Collateral Agent,
                     with respect to the share capital of CAC Ireland Limited
NOTE:                Other instruments, notes or extracts from agreements
                     defining the rights of holders of long-term debt of the
                     Company or its subsidiaries have not been filed because (i)
                     in each case the total amount of long-term debt permitted
                     there under does not exceed 10% of the Company's
                     consolidated assets, and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the
                     Securities and Exchange Commission upon its request

 EXHIBIT
   NO.                                       DESCRIPTION
----------                                   -----------
10(d)(4)       14    Form of Addendum 3 to Servicing Agreement (Multiple Lots)
10(d)(7)       14    Servicing Agreement, including Addendum 1 and Addendum 2
                     dated June 1999
10(d)(8)       18    Servicing Agreement dated February 2001
10(f)(4)*      12    Credit Acceptance Corporation 1992 Stock Option Plan, as
                     amended and restated May 1999
10(g)(2)       19    Employment agreement for Keith P. McCluskey, Chief Marketing
                     Officer, dated April 19, 2001
10(o)(2)       10    Credit Acceptance Corporation Stock Option Plan for Dealers,
                     as amended and restated September 21, 1998
10(p)          22    Credit Acceptance Corporation Director Stock Option Plan
21(1)          26    Schedule of Credit Acceptance Corporation Subsidiaries
23(1)          26    Consent of Deloitte and Touche LLP
99(a)          26    Certification of Chief Executive Officer, Pursuant to 18
                     U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99(b)         26..   Certification of Chief Financial Officer, Pursuant to 18
                     U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------

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

22 Previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 2001, and incorporated herein by reference.

23 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.

24 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

25 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

26 Filed herewith.