Form 10-Q
period 2003-03-31
CREDIT ACCEPTANCE CORPORATION
filed 2003-04-24
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------     --------------


                        Commission File Number 000-20202


                          CREDIT ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


MICHIGAN                                                              38-1999511
(State or other jurisdiction                       (IRS Employer Identification)
of incorporation or organization)

25505 WEST TWELVE MILE ROAD, SUITE 3000
SOUTHFIELD, MICHIGAN                                                  48034-8339
(Address of principal executive offices)                              (zip code)

Registrant's telephone number, including area code: 248-353-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The number of shares outstanding of Common Stock, par value $.01, on April 1, 2003 was 42,336,615.

                                TABLE OF CONTENTS


                         PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Income Statements -
                Three months ended March 31, 2003 and March 31, 2002          1

             Condensed Consolidated Balance Sheets -
                As of March 31, 2003 and December 31, 2002                    2

             Condensed Consolidated Statements of Cash Flows -
                Three months ended March 31, 2003 and March 31, 2002          3

             Notes to Condensed Consolidated Financial Statements             4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION         9
             AND RESULTS OF OPERATIONS

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS         20

ITEM 4.   CONTROLS AND PROCEDURES                                             20

                     PART II. - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                           21

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    21

SIGNATURE                                                                     22

CERTIFICATIONS                                                                23

INDEX OF EXHIBITS                                                             25

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS


 (Dollars in thousands, except per share data)                                        THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                ------------------------------
                                                                                   2003               2002
                                                                                -----------        -----------
                                                                                           (Unaudited)
REVENUE:
   Finance charges                                                              $    24,256        $    24,885
   Lease revenue                                                                      2,336              5,159
   Other income                                                                      10,337              8,814
                                                                                -----------        -----------
      Total revenue                                                                  36,929             38,858

COSTS AND EXPENSES:
   Operating expenses                                                                16,818             16,007
   Provision for credit losses                                                        3,647              3,381
   Depreciation of leased assets                                                      1,548              2,941
   Interest                                                                           1,596              2,305
                                                                                -----------        -----------
      Total costs and expenses                                                       23,609             24,634
                                                                                -----------        -----------
   Operating income                                                                  13,320             14,224
      Foreign exchange gain                                                              15                 16
                                                                                -----------        -----------
   Income before provision for income taxes                                          13,335             14,240
      Provision for income taxes                                                      4,498              7,926
                                                                                -----------        -----------
   Net income                                                                   $     8,837        $     6,314
                                                                                ===========        ===========
   Net income per common share:
      Basic                                                                     $      0.21        $      0.15
                                                                                ===========        ===========
      Diluted                                                                   $      0.21        $      0.15
                                                                                ===========        ===========
   Weighted average shares outstanding:
      Basic                                                                      42,328,841         42,437,481
      Diluted                                                                    42,407,981         43,497,889


     See accompanying notes to condensed consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                                                                AS OF
                                                                                      ---------------------------------------
                                                                                      MARCH 31, 2003        DECEMBER 31, 2002
                                                                                      --------------        -----------------
                                       ASSETS:                                         (Unaudited)
  Cash and cash equivalents                                                                $   6,372                $  13,466
  Investments -- held to maturity                                                                 99                      173

  Loans receivable                                                                           819,322                  778,674
  Allowance for credit losses                                                                 (5,051)                  (5,497)
                                                                                           ---------                ---------
     Loans receivable, net                                                                   814,271                  773,177
                                                                                           ---------                ---------


  Floor plan receivables, net                                                                  3,105                    4,450
  Notes receivable, net                                                                        6,053                    7,554
  Investment in operating leases, net                                                         13,199                   17,879
  Property and equipment, net                                                                 20,057                   19,951
  Other assets                                                                                 5,096                    5,675
                                                                                           ---------                ---------
     Total Assets                                                                          $ 868,252                $ 842,325
                                                                                           =========                =========

                            LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Lines of credit                                                                          $  55,627                $  43,555
  Secured financing                                                                           32,904                   58,153
  Mortgage note                                                                                6,005                    6,195
  Capital lease obligations                                                                    1,727                    1,938
  Accounts payable and accrued liabilities                                                    31,428                   28,341
  Dealer holdbacks, net                                                                      389,387                  362,534
  Deferred income taxes, net                                                                   8,762                   11,667
  Income taxes payable                                                                        10,826                    6,094
                                                                                           ---------                ---------
     Total Liabilities                                                                       536,666                  518,477
                                                                                           ---------                ---------


SHAREHOLDERS' EQUITY:
  Common stock                                                                                   423                      423
  Paid-in capital                                                                            107,142                  107,164
  Retained earnings                                                                          223,694                  214,857
  Accumulated other comprehensive income - cumulative translation adjustment                     327                    1,404
                                                                                           ---------                ---------
     Total Shareholders' Equity                                                              331,586                  323,848
                                                                                           ---------                ---------
     Total Liabilities and Shareholders' Equity                                            $ 868,252                $ 842,325
                                                                                           =========                =========





     See accompanying notes to condensed consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------------
                                                                             2003                 2002
                                                                           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                               $   8,837           $   6,314
  Adjustments to reconcile cash provided by operating activities:
     Provision for credit losses                                               3,647               3,381
     Depreciation                                                              1,094                 830
     Depreciation of leased assets                                             1,548               2,941
     Provision (credit) for deferred income taxes                             (2,905)              3,107
     Tax benefit from exercise of stock options                                    -                 977
  Change in operating assets and liabilities:
     Accounts payable and accrued liabilities                                  2,868              (2,114)
     Income taxes payable                                                      4,732               2,027
     Lease payment receivable                                                    704                 394
     Unearned insurance premiums, insurance reserves and fees                   (130)               (330)
     Deferred dealer enrollment fees, net                                        219                 219
     Other assets                                                                579               2,741
                                                                           ---------           ---------
         Net cash provided by operating activities                            21,193              20,487
                                                                           ---------           ---------
CASH FROM INVESTING ACTIVITIES:
     Principal collected on loans receivable                                  91,921              94,532
     Advances to dealers                                                    (101,596)            (87,179)
     Payments of dealer holdbacks                                             (7,354)             (7,776)
     Operating lease acquisitions                                                  -                (853)
     Deferred costs from lease acquisitions                                        -                (200)
     Operating lease liquidations                                              1,774               3,422
     Decreases in floor plan receivables                                       1,345                 668
     Decrease in notes receivable                                              1,501                 180
     Purchases of property and equipment                                      (1,200)               (833)
                                                                           ---------           ---------
         Net cash (used in) provided by investing activities                 (13,609)              1,961
                                                                           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under lines of credit                        12,072              (5,812)
     Proceeds from secured financings                                              -              28,552
     Repayments of secured financings                                        (25,249)            (42,584)
     Principal payments under capital lease obligations                         (211)                  -
     Repayment of senior notes and mortgage note                                (190)               (178)
     Repurchase of common stock                                                  (58)                  -
     Proceeds from stock options exercised                                        35               3,023
                                                                           ---------           ---------
         Net cash used in financing activities                               (13,601)            (16,999)
                                                                           ---------           ---------
         Effect of exchange rate changes on cash                              (1,077)             (1,642)
                                                                           ---------           ---------
Net (decrease) increase in cash and cash equivalents                          (7,094)              3,807
     Cash and cash equivalents, beginning of period                           13,466              15,773
                                                                           ---------           ---------
     Cash and cash equivalents, end of period                              $   6,372           $  19,580
                                                                           =========           =========



     See accompanying notes to condensed consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts have been reclassified to conform to the 2003 presentation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       ACCOUNTING STANDARDS

         Pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), an impairment analysis is performed on the net asset value of the leasing operation on a quarterly basis. This analysis compares the undiscounted forecasted future net cash flows relating to Automobile Leasing to the net asset value of this operation at the balance sheet date. Due to the Company's limited experience in the leasing business, a substantial amount of uncertainty exists in the forecast of the future net cash flows that will be generated by this operation. Based upon management's analysis, no write down of the net asset value of the leasing operation was necessary at March 31, 2003 and 2002. In future periods, if management's analysis indicates that future cash flows from the leasing operation are less than the leasing operation's net asset value, SFAS No. 144 requires the use of a present value methodology to estimate the fair value of the assets. This methodology would require the Company to record an expense equal to the amount by which the net asset value of the leasing operation exceeds the future cash flows discounted at the average rate implicit in the portfolio of automobile leases.

3.       LOANS RECEIVABLE

         Retail installment contracts (referred to as "Contracts" or "Loans") receivable consisted of the following (in thousands):


                                                                                       AS OF
                                                                      ----------------------------------------
                                                                       MARCH 31, 2003        DECEMBER 31, 2002
                                                                      ----------------      ------------------
                                                                         (Unaudited)
Gross Loans receivable                                                $        970,703       $         919,022
Unearned finance charges                                                      (148,117)               (136,954)
Unearned insurance premiums, insurance reserves and fees                        (3,264)                 (3,394)
                                                                      ----------------       -----------------
Loans receivable                                                      $        819,322       $         778,674
                                                                      ================       =================

Non-accrual Loans                                                     $        202,864       $         220,978
                                                                      ================       =================

Non-accrual Loans as a percent of Gross Loans receivable                         20.9%                   24.0%
                                                                      ================       =================

3.       LOANS RECEIVABLE -- (CONCLUDED)

         A summary of changes in gross Loans receivable is as follows (in thousands):


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------------
                                                                           2003              2002
                                                                      ----------------  ----------------
                                                                                 (Unaudited)
Balance, beginning of period                                          $        919,022  $        906,808
Gross amount of Loans accepted                                                 232,046           192,081
Net cash collections on Loans                                                 (115,030)         (115,080)
Charge-offs                                                                    (64,654)          (41,835)
Currency translation                                                              (681)           (4,342)
                                                                      ----------------  ----------------
Balance, end of period                                                $        970,703  $        937,632
                                                                      ================  ================


         A summary of the change in the allowance for credit losses is as follows (in thousands):




                                                                           THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------------
                                                                               2003              2002
                                                                         ----------------  ----------------
                                                                                    (Unaudited)
Balance, beginning of period                                             $          5,497  $          4,745
Provision for Loan losses                                                             317               460
Charge-offs                                                                          (755)             (272)
Currency translation                                                                   (8)              (25)
                                                                         ----------------  ----------------
Balance, end of period                                                   $          5,051  $          4,908
                                                                         ================  ================



4.       INVESTMENT IN OPERATING LEASES

         The composition of net investment in operating leases consisted of the following (in thousands):



                                                                                  AS OF
                                                                ----------------------------------------------
                                                                 MARCH 31, 2003              DECEMBER 31, 2002
                                                                -----------------            -----------------
                                                                    (Unaudited)
Gross leased assets                                              $         24,469             $         29,486
Accumulated depreciation                                                  (11,239)                     (12,304)
Gross deferred costs                                                        3,259                        3,956
Accumulated amortization of deferred costs                                 (2,419)                      (2,706)
Lease payments receivable                                                   1,431                        2,112
                                                                 ----------------             ----------------
Investment in operating leases                                             15,501                       20,544
Less: Allowance for lease vehicle losses                                   (2,302)                      (2,665)
                                                                 ----------------             ----------------
Investment in operating leases, net                              $         13,199             $         17,879
                                                                 ================             ================


4.       INVESTMENT IN OPERATING LEASES -- (CONCLUDED)

         A summary of changes in the investment in operating leases is as follows (in thousands):


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                            -------------------------------------
                                                                                  2003                2002
                                                                            -----------------   -----------------
                                                                                (Unaudited)
Balance, beginning of period                                                 $         20,544   $          45,750
Gross operating leases originated                                                           -               1,053
Depreciation of operating leases                                                       (1,548)             (2,941)
Lease payments due                                                                      2,349               4,982
Collections on operating leases                                                        (2,587)             (4,644)
Charge-offs                                                                              (466)               (732)
Operating lease liquidations                                                           (3,026)             (5,430)
Currency translation                                                                      235                 (15)
                                                                            -----------------   -----------------
Balance, end of period                                                      $          15,501   $          38,023
                                                                            =================   =================




         A summary of the change in the allowance for lease vehicle losses (in thousands):



                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                            -------------------------------------
                                                                                  2003                2002
                                                                            -----------------   -----------------
                                                                                 (Unaudited)
Balance, beginning of period                                                $           2,665   $           2,976
Provision for lease vehicle losses                                                        654               1,459
Charge-offs                                                                            (1,017)             (2,024)
                                                                            -----------------   -----------------
Balance, end of period                                                      $           2,302   $           2,411
                                                                            =================   =================




5.       DEALER HOLDBACKS AND RESERVE FOR ADVANCE LOSSES

         Dealer holdbacks consisted of the following (in thousands):


                                                                                     AS OF
                                                                     ------------------------------------------
                                                                      MARCH 31, 2003          DECEMBER 31, 2002
                                                                     -----------------        -----------------
                                                                       (Unaudited)
Dealer holdbacks                                                     $         776,195         $        734,625
Less: advances (net of reserve of $17,878 and $15,494
  at  March 31, 2003 and December 31, 2002, respectively)                     (386,808)                (372,091)
                                                                     -----------------         ----------------
Dealer holdbacks, net                                                $         389,387         $        362,534
                                                                     =================         ================


         A summary of the change in the reserve for advance losses (classified with net dealer holdbacks in the accompanying balance sheets) is as follows (in thousands):

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                             -----------------------------------------
                                                                                  2003                     2002
                                                                             ----------------        -----------------
                                                                                (Unaudited)
Balance, beginning of period                                                 $         15,494        $           9,161
Provision for advance losses                                                            2,676                    1,462
Charge-offs                                                                              (266)                    (565)
Currency translation                                                                      (26)                     (49)
                                                                             ----------------        -----------------
Balance, end of period                                                       $         17,878        $          10,009
                                                                             ================        =================


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

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------------------
                                                                                   2003                    2002
                                                                              ----------------       -----------------
                                                                                (Unaudited)
Weighted average common shares outstanding                                          42,328,841              42,437,481
Common stock equivalents                                                                79,140               1,060,408
                                                                              ----------------       -----------------
Weighted average common shares and common stock equivalents                         42,407,981              43,497,889
                                                                              ================       =================


         During the three months ended March 31, 2003 and 2002, stock options to purchase approximately 4,056,723 and 312,490 shares, respectively, were excluded from the diluted net income per share calculation as inclusion of these options would be anti-dilutive to the net income per share due to the relationship between the exercise prices and the average market price of common stock during these periods.

7.       RELATED PARTY TRANSACTIONS

         In the normal course of its business, the Company regularly accepts assignments of Loans originated by affiliated dealer-partners owned by: (i) the Company's majority shareholder and Chairman; (ii) the Company's President; and
(iii) a member of the Chairman's family. Loans accepted from these affiliated dealer-partners were approximately $6.5 million or 2.8% of total loans accepted and $6.9 million or 3.6% of total loans accepted for the three months ended March 31, 2003 and 2002, respectively. Loans receivable from affiliated dealer-partners represented approximately 2.9% and 2.8% of the gross Loans receivable balance as of March 31, 2003 and December 31, 2002, respectively. The Company accepts Loans from affiliated dealer-partners and nonaffiliated dealer-partners on the same terms. Advance balances from affiliated dealer-partners' were $10.5 million or 2.6% of total advances and $10.4 million or 2.7% of total advances as of March 31, 2003 and December 31, 2002, respectively.

         The Company records interest income and fees from a note receivable from the Company's President with a balance of $1.5 million as of March 31, 2003 and December 31, 2002. Total principal and interest on this note receivable is due on April 19, 2011. Total income earned on the note receivable was $17,000 for the three months ended March 31, 2003 and 2002.

         In the normal course of business, the Company records receivables from dealer-partners for ancillary product charge backs on repossessed leased vehicles. Charge back receivables from affiliated dealer-partners owned by the Company's President were $14,000 and $10,000 as of March 31, 2003 and December 31, 2002, respectively.

         In the normal course of business, the Company analyzes the viability of new products and services by first offering them to a small group of dealer-partners, which includes affiliated dealer-partners, prior to offering them to the entire network of dealer-partners. The Company received fees for direct mail lead generation services provided to affiliated dealer-partners owned by the Company's majority shareholder and Chairman totaling zero and $7,500 for the three months ended March 31, 2003 and 2002, respectively.

8.       INCOME TAXES

         The Company's effective tax rate was 33.7% for the three months ended March 31, 2003 compared to 55.7% for the same period in 2002. The decrease was primarily due to the amount recorded in 2002 for additional income taxes that would be due upon the repatriation of the cumulative undistributed earnings of the Company's United Kingdom business unit. This decrease was partially offset by a change in estimate in 2002 for state income tax owed as a result of the re-characterization of income due to an Internal Revenue Service examination.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

9.       CAPITAL TRANSACTIONS

         At March 31, 2003, the Company has two stock-based compensation plans for employees and directors. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations. In the second quarter of 2003, the Company plans to adopt the recognition and measurement provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires the Company to expense the fair market value of stock options granted to employees. Under the retroactive restatement transition method selected by the Company as described in Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), the Company will restate all prior periods to reflect stock-based compensation cost under the fair value based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.

         The following table illustrates the approximate effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation using one set of assumptions for all employees.


(Dollars in thousands, except per share data)                                         THREE MONTHS ENDED MARCH 31,
                                                                                ------------------------------------------
                                                                                     2003                      2002
                                                                                ----------------          ----------------
                                                                                  (Unaudited)

Net income, as reported                                                         $          8,837          $          6,314
Less: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects                                                                (244)                     (313)
                                                                                ----------------          ----------------
Net income, pro forma                                                           $          8,593          $          6,001
                                                                                ================          ================

Earnings per share:
  As reported, basic                                                             $          0.21           $          0.15
  As reported, diluted                                                                      0.21                      0.15
  Pro forma, basic                                                                          0.20                      0.14
  Pro forma, diluted                                                                        0.20                      0.14







10.      BUSINESS SEGMENT INFORMATION

         The Company is organized into three primary business segments: the North America Operation ("North America"), the United Kingdom Operation ("United Kingdom") and the Automobile Leasing Operation ("Automobile Leasing"). Selected segment information is set forth below (in thousands):


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------------------
                                                                                      2003                   2002
                                                                                ----------------       ----------------
                                                                                  (Unaudited)
Revenue:
   North America                                                                $        30,299       $         28,050
   United Kingdom                                                                         4,001                  5,319
   Automobile Leasing                                                                     2,629                  5,489
                                                                                ---------------       ----------------
     Total revenue                                                              $        36,929       $         38,858
                                                                                ===============       ================
Income before provision for income taxes:
   North America                                                                $        12,019       $         13,372
   United Kingdom                                                                         1,830                  1,714
   Automobile Leasing                                                                      (514)                  (846)
                                                                                ---------------       ----------------
     Total income before provision for income taxes                             $        13,335       $         14,240
                                                                                ===============       ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's business model relies on its ability to forecast Loan performance. The Company's forecasts impact Loan pricing and structure as well as the required reserve for advance losses. The following table presents forecasted collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections which have been realized through March 31, 2003. The amounts presented are expressed as a percent of total Loan value by year of Loan origination.

                                                 As of March 31, 2003
               -------------------------------------------------------------------------------------
                  Forecasted                                                          % of Forecast
  Year           Collection %               Advance %               Spread %             Realized
----------     -------------------      ---------------          -------------        --------------
  1992                 81%                    35%                     46%                  100%
  1993                 76%                    37%                     39%                  100%
  1994                 62%                    42%                     20%                  100%
  1995                 56%                    46%                     10%                   99%
  1996                 56%                    49%                      7%                   99%
  1997                 59%                    49%                     10%                   99%
  1998                 67%                    50%                     17%                   99%
  1999                 72%                    54%                     18%                   97%
  2000                 71%                    53%                     18%                   91%
  2001                 67%                    49%                     18%                   67%
  2002                 68%                    46%                     22%                   31%

         The risk of a forecasting error declines as Loans age. For example, the risk of a material forecasting error for business written in 1995 is very small, with 99% of the total amount forecasted already realized. In contrast, the Company's forecast for recent Loan originations is much less precise. If the Company produces disappointing operating results, it will likely be because the Company overestimated future Loan performance.

         The spread between the forecasted collection rate and the advance rate reduces the Company's risk of advance losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of advance losses, but it does reduce the risk significantly.

         One method for evaluating the reasonableness of the Company's forecast is to examine the trends in forecasted collection rates over time. The following table compares the Company's forecast as of March 31, 2003 with the forecast as of December 31, 2002.






                        December 31, 2002                  March 31, 2003
  Year               Forecasted Collection %          Forecasted Collection %       Variance
---------         -----------------------------    ------------------------------  ----------
  1992                       81%                                81%                     -
  1993                       76%                                76%                     -
  1994                       62%                                62%                     -
  1995                       56%                                56%                     -
  1996                       57%                                56%                   (1%)
  1997                       60%                                59%                   (1%)
  1998                       68%                                67%                   (1%)
  1999                       72%                                72%                     -
  2000                       72%                                71%                   (1%)
  2001                       68%                                67%                   (1%)
  2002                       68%                                68%                     -


         The Company first began publishing collection forecasts in its 2001 Annual Report. Over the past five quarters, forecasted collection rates have dropped consistently. This trend is below management's expectations and has negatively impacted financial results. Most of the decline in forecasted collection rates in 2002 occurred during the third and fourth quarters of 2002 when a difficult system conversion negatively impacted collection results. While collection system performance has returned to pre-system conversion levels as measured by call volumes and charge-off rates, the Company's collection forecast has continued to decline. During the first quarter of 2003, post repossession collection results (known as deficiency balance collections) declined from the prior trend line. While the reasons for this decline are not fully understood, the Company has incorporated this decline into its collection forecasts.

         Accurately predicting future collection rates is critical to the Company's success. The Company intends to make every possible effort to forecast results as accurately as possible. Near-term forecasting accuracy will continue to be a challenge until sufficient data is available to allow the variables cited above to be more precisely understood.

         The Company will continue to publish collection forecasts and allow the precision of its estimates to be fully visible to shareholders. The impact of the decline in collection rates on the level of impaired advances has been fully absorbed as of quarter end. Should collection rates stabilize or increase, it is likely lower advance provisions will be required in future periods. However, should forecasted collection rates continue to decline, as they have in the most recent three quarters, continued high levels of provisions will be required.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

         The following tables present income statement data on a consolidated basis as well as for the Company's three business segments, North America, United Kingdom and Automobile Leasing.

         Consolidated
         ------------

(Dollars in thousands)                         THREE MONTHS                              THREE MONTHS
                                                  ENDED            % OF                      ENDED               % OF
                                             MARCH 31, 2003       REVENUE               MARCH 31, 2002          REVENUE
                                          -------------------    -----------        ---------------------     -----------

REVENUE:
Finance charges                             $          24,256           65.7 %           $         24,885            64.0 %
Lease revenue                                           2,336            6.3                        5,159            13.3
Other income                                           10,337           28.0                        8,814            22.7
                                            -----------------    -----------             ----------------     -----------
     Total revenue                                     36,929          100.0                       38,858           100.0

COSTS AND EXPENSES:
Operating expenses                                     16,818           45.5                       16,007            41.2
Provision for credit losses                             3,647            9.9                        3,381             8.7
Depreciation of leased assets                           1,548            4.2                        2,941             7.6
Interest                                                1,596            4.3                        2,305             5.9
                                            -----------------    -----------             ----------------     -----------
     Total costs and expenses                          23,609           63.9                       24,634            63.4
                                            -----------------    -----------             ----------------     -----------

Operating income                                       13,320           36.1                       14,224            36.6
Foreign exchange gain                                      15              -                           16               -
                                            -----------------    -----------             ----------------     -----------
Income before provision for
     income taxes                                      13,335           36.1                       14,240            36.6
Provision for income taxes                              4,498           12.2                        7,926            20.4
                                            -----------------    -----------             ----------------     -----------
Net income                                  $           8,837           23.9 %           $          6,314            16.2 %
                                            =================    ===========             ================     ===========

         The results of operations for the Company as a whole are attributable to changes described in the North America, United Kingdom, and Automobile Leasing business segments. The following discussion of the results of operations for interest expense is provided on a consolidated basis, as the explanation is not meaningful by business segment.

         Interest. Interest expense decreased to $1.6 million for the three months ended March 31, 2003 from $2.3 million for the same period in 2002. The decrease in interest expense was primarily the result of the impact of a decrease in average outstanding debt. This decrease was partially offset by the increase in the weighted average interest rate to 6.4% for the three months ended March 31, 2003 from 4.7% for the same period in 2002, which was the result of an increased impact of borrowing fees and costs on average interest rates due to lower average outstanding borrowings.

         North America
         -------------

(Dollars in thousands)                        THREE MONTHS                                   THREE MONTHS
                                                 ENDED                 % OF                     ENDED                   % OF
                                            MARCH 31, 2003           REVENUE                MARCH 31, 2002            REVENUE
                                          --------------------      -----------          ---------------------      ------------

REVENUE:
Finance charges                                $        21,154             69.8 %             $         20,020              71.4 %
Other income                                             9,145             30.2                          8,030              28.6
                                               ---------------      -----------               ----------------      ------------
     Total revenue                                      30,299            100.0                         28,050             100.0
COSTS AND EXPENSES:
Operating expenses                                      14,510             47.9                         12,812              45.7
Provision for credit losses                              2,575              8.5                            516               1.8
Interest                                                 1,184              3.9                          1,367               4.9
                                               ---------------      -----------               ----------------      ------------
     Total costs and expenses                           18,269             60.3                         14,695              52.4
                                               ---------------      -----------               ----------------      ------------

Operating income                                        12,030             39.7                         13,355              47.6
Foreign exchange gain (loss)                               (11)               -                             17                 -
                                               ---------------      -----------               ----------------      ------------
Income before provision for
     income taxes                                       12,019             39.7                         13,372              47.6
Provision for income taxes                               4,227             14.0                          7,758              27.7
                                               ---------------      -----------               ----------------      ------------
Net income                                     $         7,792             25.7 %             $          5,614              19.9 %
                                               ===============      ===========               ================      ============


         Finance Charges. Finance charges increased to $21.2 million for the three months ended March 31, 2003 from $20.0 million for the same period in 2002 primarily due to an increase in the average size of the Loan portfolio. This increase was partially offset by a reduction in the average annualized yield on the Company's Loan portfolio to 12.0% for the three months ended March 31, 2003 from 13.0% for the same period in 2002. This decrease was primarily due to an increase in the average initial contract term of the Company's Loan portfolio as of March 31, 2003 compared to the same period in 2002. The following is a summary of Loan origination volumes and dealer-partner information for the past three years and the first quarters of 2003 and 2002:


                                                                                              1ST QTR        1ST QTR
(Dollars in thousands)                             2000           2001           2002           2002           2003
                                                 --------       --------       --------       --------       --------
Loan originations                                $384,743       $659,485       $582,060       $174,543       $222,620
Number of Loans originated                         47,620         62,675         50,839         16,102         18,445

Dealer-partners:
Number of active dealer-partners (1)                1,202          1,170            833            681            659
Loans originated per active dealer-partner           39.6           53.6           61.0           23.6           28.0
Average Loan size                                $    8.1       $   10.5       $   11.4       $   10.8       $   12.1

         (1) Active dealer-partners are dealer-partners who submitted at least one loan during the period.

         Other Income. Other income increased to $9.1 million for the three months ended March 31, 2003 from $8.0 million for the same period in 2002 primarily due to: (i) an increase in income of $1.1 million on service contract products offered by dealer-partners, primarily due to the increase in Loan originations in the three months ended March 31, 2003 and (ii) interest income of $600,000 from the Internal Revenue Service in connection with a change in tax accounting methods that affected the characterization and timing of revenue recognition for tax purposes. These increases were partially offset by a decrease in income of $300,000 from secured lines of credit offered to certain dealer-partners, as the Company continues to reduce its investment in this product.

         Operating Expenses. Operating expenses consist of salaries and wages, general and administrative expenses, sales and marketing expenses, and a provision for insurance and service contract claims. Operating expenses increased to $14.5 million for the three months ended March 31, 2003 from $12.8 million for the same period in 2002 primarily due to: (i) an increase in salaries and wages of $1.0 million resulting primarily from additions to the Company's corporate infrastructure in 2002; (ii) an increase of $300,000 in sales and marketing expenses due to increased sales commissions as a result of increased unit volumes; and (iii) the 2002 reversal of $300,000 in state tax related expense originally recorded in 2001. These increases were partially offset by a decrease in the provision for insurance and service contract claims of $500,000 due primarily to a reduction in the number of policies written in 2002 and the first quarter of 2003.

         Provision for Credit Losses. The provision for credit losses increased to $2.6 million for the three months ended March 31, 2003 from $500,000 for the same period in 2002. The provision for credit losses consists of two components:
(i) a provision for losses on advances to dealer-partners that are not expected to be recovered through collections on the related Loan portfolio and (ii) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period. The increase in the provision for credit losses was due to a $2.1 million increase in the provision for advance losses as a result of a reduction in the Company's forecast of future collections on its portfolio of Loans. (See "General" for further information regarding collection forecasts.)

         Provision for Income Taxes. The provision for income taxes decreased to $4.2 million for the three months ended March 31, 2003 from $7.8 million for the same period in 2002 due to a decrease in the effective tax rate to 35.2% for the three months ended March 31, 2003 from 58.0% for the same period in 2002. The reduction in the effective tax rate was due primarily to an expense of $3.6 million recorded in 2002 for estimated taxes due upon repatriation of prior years' earnings in the United Kingdom. This decrease was partially offset by the reversal of $634,000 in expense in 2002 due to a change in estimate of state income tax owed.

         United Kingdom
         --------------

(Dollars in thousands)                         THREE MONTHS                                THREE MONTHS
                                                  ENDED              % OF                     ENDED             % OF
                                              MARCH 31, 2003        REVENUE               MARCH 31, 2002      REVENUE
                                             ----------------     ----------             ----------------   -----------

REVENUE:
Finance charges                              $          3,102           77.5 %           $          4,865          91.5 %
Other income                                              899           22.5                          454           8.5
                                             ----------------     ----------             ----------------   -----------
     Total revenue                                      4,001          100.0                        5,319         100.0
COSTS AND EXPENSES:
Operating expenses                                      1,737           43.4                        1,937          36.4
Provision for credit losses                               434           10.8                        1,346          25.3
Interest                                                    -              -                          322           6.1
                                             ----------------     ----------             ----------------   -----------
     Total costs and expenses                           2,171           54.2                        3,605          67.8
                                             ----------------     ----------             ----------------   -----------

Income before provision for
     income taxes                                       1,830           45.8                        1,714          32.2
Provision for income taxes                                470           11.7                          463           8.7
                                             ----------------     ----------             ----------------   -----------
Net income                                   $          1,360           34.1 %           $          1,251          23.5 %
                                             ================     ==========             ================   ===========

         Finance Charges. Finance charges decreased to $3.1 million for the three months ended March 31, 2003 from $4.9 million for the same period in 2002 primarily as the result of a decrease in the average size of the Loan portfolio due to a decrease in Loan originations. Loan originations decreased as the result of the United Kingdom decreasing the amount advanced to dealer-partners in an effort to improve the Company's return on capital. To a lesser extent, the decrease in finance charges was due to a reduction in the average annualized yield on the Company's Loan portfolio to 11.3% for the three months ended March 31, 2003 from 12.7% for the same period in 2002. This decrease was primarily due to an increase in the average initial contract term of the Company's Loan portfolio as of March 31, 2003 compared to the same period in 2002. Loan origination volume declined 46.3% compared to the same period in 2002 and increased 28.3% compared to the fourth quarter of 2002. The following is a summary of Loan origination volumes and dealer-partner information for the past three years and the first quarters of 2003 and 2002:


                                                                                                   1ST QTR        1ST QTR
(Dollars in thousands)                               2000            2001          2002              2002           2003
                                                  ----------      ---------     -----------      ----------     ----------
Loan originations                                 $ 142,228       $ 122,817     $    43,325      $   17,538     $    9,426
Number of Loans originated                           10,664           9,121           3,062           1,304            605

Dealer-partners:
  Number of active dealer-partners (1)                  205             215             147             106             72
  Loans originated per active dealer-partner           52.0            42.4            20.8            12.3            8.4
  Average Loan size                               $    13.3       $    13.5     $      14.1      $     13.4     $     15.6

         (1) Active dealer-partners are dealer-partners who submitted at least one loan during the period.

         Other Income. Other income increased to $900,000 for the three months ended March 31, 2003 from $500,000 for the same period in 2002 primarily due to an increase of $700,000 in revenue under an ancillary products profit sharing agreement with an insurance provider. This increase was partially offset by a decrease of $300,000 in ancillary product revenue resulting from: (i) a change in the Company's revenue recognition policy for ancillary products in the third quarter of 2002 and (ii) a decline in ancillary product unit volume due to the decline in Loan originations. The Company recognizes income on ancillary products at the time the product is sold.

         Operating Expenses. Operating expenses decreased to $1.7 million for the three months ended March 31, 2003 from $1.9 million for the same period in 2002 primarily due to a decrease in salaries and wages of $200,000 as a result of a reduction in staffing levels.

         Provision for Credit Losses. The provision for credit losses decreased to $400,000 for the three months ended March 31, 2003 from $1.3 million for the same period in 2002. The provision for credit losses consists of two components:
(i) a provision for losses on advances to dealer-partners that are not expected to be recovered through collections on the related Loan portfolio; and (ii) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period. This decrease in the provision for credit losses for the three months ended March 31, 2003 compared to the same period in 2002 was primarily due to a decrease of $800,000 in the provision for losses on advances to dealer-partners due to a reduction in Loan originations during the last four quarters and an increase in the spread between the advance rate and the forecasted collection rate.

         Provision for Income Taxes. The provision for income taxes remained consistent at $500,000 for the three months ended March 31, 2003 and 2002 with the impact of an increase in pre-tax profitability offset by a reduction in the effective tax rate to 25.7% for the three months ended March 31, 2003 from 27.0% for the same period in 2002 as a result of a restructuring of legal entities within this business segment.

         Automobile Leasing
         ------------------

(Dollars in thousands)                THREE MONTHS                                   THREE MONTHS
                                          ENDED                % OF                      ENDED               % OF
                                     MARCH 31, 2003          REVENUE                MARCH 31, 2002         REVENUE
                                   --------------------     -----------           --------------------    -----------

REVENUE:
Lease revenue                           $        2,336            88.9  %              $        5,159           94.0  %
Other income                                       293            11.1                            330            6.0
                                        ---------------     -----------                ---------------    -----------
     Total revenue                               2,629           100.0                          5,489          100.0

COSTS AND EXPENSES:
Operating expenses                                 571            21.7                          1,258           22.9
Provision for credit losses                        638            24.3                          1,519           27.7
Depreciation of leased assets                    1,548            58.9                          2,941           53.6
Interest                                           412            15.7                            616           11.2
                                        ---------------     -----------                ---------------    -----------
     Total costs and expenses                    3,169           120.6                          6,334          115.4
                                        ---------------     -----------                ---------------    -----------

Operating loss                                    (540)          (20.6)                          (845)         (15.4)
Foreign exchange gain (loss)                        26             1.0                             (1)             -
                                        ---------------     -----------                ---------------    -----------
Loss before credit for
     income taxes                                 (514)          (19.6)                          (846)         (15.4)
Credit for income taxes                           (199)           (7.6)                          (295)          (5.4)
                                        ---------------     -----------                ---------------    -----------
Net loss                                $         (315)          (12.0) %              $         (551)         (10.0) %
                                        ===============     ===========                ===============    ===========

         Lease Revenue. Lease revenue decreased to $2.3 million for the three months ended March 31, 2003 from $5.2 million for the same period in 2002 primarily due to the decrease in the dollar value of the Company's lease portfolio. This decrease was the result of the Company's decision to stop originating automobile leases in the first quarter of 2002.

         Other Income. Other income increased, as a percent of revenue, to 11.1% for the three months ended March 31, 2003 from 6.0% for the same period in 2002 due to an increase in gains recognized on leases terminated before their maturity date.

         Operating Expenses. Operating expenses decreased to $600,000 for the three months ended March 31, 2003 from $1.3 million for the same period in 2002 primarily due to a decrease of $300,000 in the provision for uncollectible receivables from dealer-partners for ancillary product charge backs on repossessed leased vehicles.

         Provision for Credit Losses. The provision for credit losses, as a percent of revenue, decreased to 24.3% for the three months ended March 31, 2003 from 27.7% for the same period in 2002 primarily due to the decline in the frequency of lease repossessions.

         Depreciation of Leased Assets. Depreciation of leased assets, including the amortization of indirect lease costs, is recorded on a straight-line basis to the residual value of leased vehicles over their scheduled lease terms. Depreciation expense, as a percent of revenue, increased to 58.9% for the three months ended March 31, 2003 from 53.6% for the same period in 2002 primarily due to a reduction in the average residual value, as a percent of original lease value, in the lease portfolio.

         Credit for income taxes. The credit for income taxes decreased to $200,000 for the three months ended March 31, 2003 from $300,000 for the same period in 2002 as a result of the decrease in pre-tax loss. This decrease was partially offset by an increase in the effective tax rate to 38.7% for the three months ended March 31, 2003 from 34.9% for the same period in 2002.

AVERAGE CAPITAL ANALYSIS

         The following presentation of financial results and subsequent analysis is based on analyzing the income statement as a percent of capital invested. This information provides an additional perspective on the financial performance of the Company in addition to the presentation of the Company's results as a percent of revenue. The Company believes this information provides a useful measurement of how effectively the Company is utilizing its capital.

         Consolidated
         ------------


(Dollars in thousands)                THREE MONTHS                              THREE MONTHS
                                          ENDED            % OF AVERAGE             ENDED             % OF AVERAGE
                                     MARCH 31, 2003        CAPITAL (1)         MARCH 31, 2002         CAPITAL (1)
                                   --------------------  ----------------    --------------------   ----------------

REVENUE:
Finance charges                         $       24,256              21.1 %        $       24,885               19.2 %
Lease revenue                                    2,336               2.0                   5,159                4.0
Other income                                    10,337               9.0                   8,814                6.8
                                        ---------------  ----------------         ---------------   ----------------
     Total revenue                              36,929              32.1                  38,858               30.0

COSTS AND EXPENSES:
Operating expenses                              16,818              14.6                  16,007               12.3
Provision for credit losses                      3,647               3.2                   3,381                2.6
Depreciation of leased assets                    1,548               1.3                   2,941                2.3
Interest                                         1,596               1.4                   2,305                1.8
                                        ---------------  ----------------         ---------------   ----------------
     Total costs and expenses                   23,609              20.5                  24,634               19.0
                                        ---------------  ----------------         ---------------   ----------------

Operating income                                13,320              11.6                  14,224               11.0
Foreign exchange gain                               15                 -                      16                  -
                                        ---------------  ----------------         ---------------   ----------------
Income before provision for
     income taxes                               13,335              11.6                  14,240               11.0
Provision for income taxes                       4,498               3.9                   7,926                6.1
                                        ---------------  ----------------         ---------------   ----------------
Net income                                     $ 8,837               7.7 %        $        6,314                4.9 %
                                        ===============  ================         ===============   ================

Average capital (1)                     $      460,209                            $      519,653

Return on capital (2)
     North America                                8.9%                                      6.6%
     United Kingdom                               8.5%                                      6.4%
     Automobile leasing                          (1.6%)                                    (1.7%)
     Consolidated                                 8.6%                                      6.0%


(1) Average capital is equal to the average amount of debt and equity during the period, calculated using an average of the monthly outstanding balances prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). For purposes of computing average capital, the Company has added to shareholders' equity as reported under GAAP amounts representing the average options outstanding for the period multiplied by the weighted average exercise price. See "Stock Options." The calculation of average capital follows:



(Dollars in thousands)                            THREE MONTHS ENDED MARCH 31,
                                             ---------------------------------------
                                                   2003                  2002
                                             -----------------      ----------------
Average debt                                 $         99,251       $       192,716

     Average stockholders' equity                     327,740               292,244
     Average stock option investment                   33,218                34,693
                                             -----------------      ----------------
Total average stockholders' equity                    360,958               326,937
                                             -----------------      ----------------
Average capital                              $        460,209       $       519,653
                                             =================      ================

(2) Return on capital is equal to net operating profit after-tax (net income plus interest expense after-tax) divided by average capital as follows:

(Dollars in thousands)                    THREE MONTHS ENDED MARCH 31,
                                     -------------------------------------
                                          2003                  2002
                                     ---------------      ----------------
Net income                           $        8,837       $         6,314

Interest expense                     $        1,596       $         2,305
Tax effect (1 - tax rate)                     65.0%                 65.7%
                                     ---------------      ----------------
Interest expense after-tax           $        1,038       $         1,514
                                     ---------------      ----------------
Net operating profit after-tax       $        9,875       $         7,828
                                     ===============      ================

Average capital                      $      460,209       $       519,653

Return on capital                               8.6%                  6.0%


RETURN ON CAPITAL ANALYSIS

    The following presents the Company's return on capital excluding non-recurring adjustments:

                                 THREE MONTHS               THREE MONTHS
                                     ENDED                      ENDED
                                MARCH 31, 2003             MARCH 31, 2002
                             ------------------          -------------------
Return on capital
     North America                         8.5% (1)                    9.3% (2)
     United Kingdom                        8.5%                        6.4%
     Automobile leasing                   (1.6%)                      (1.7%)
     Consolidated                          8.2% (1)                    8.0% (2)

Excludes the following:

     (1) A $400,000 after-tax non-recurring adjustment relating to interest income from the Internal Revenue Service.
     (2) Two non-recurring tax related adjustments that reduced net income by $2,601,000.

         Excluding the impact of non-recurring adjustments, the Company's return on capital increased to 8.2% for the three months ended March 31, 2003 from 8.0% for the same period in 2002. The increase in the return on capital was primarily a result of (i) an increase in the return on capital in the United Kingdom, and
(ii) a reduction in the percentage of total capital allocated to Automobile Leasing, the business unit with the lowest return on capital. These factors were partially offset by a reduction in the return on capital in North America, the Company's largest business unit.

         In North America the return on capital, after non-recurring adjustments, declined to 8.5% for the three months ended March 31, 2003 compared to 9.3% for the same period in 2002 primarily due to an increase in the provision for advance losses as a result of a decline in forecasted collection rates and an increase in operating expenses due to an increase in corporate infrastructure during the last three quarters of 2002. This was partially offset by an increase in revenue as a percent of total capital for the three months ended March 31, 2003 compared to the same period in 2002. The increase was due to (i) an increase in ancillary product revenue due to an increase in Loan originations during the quarter, and (ii) an increase in finance charges, as a percent of total capital, due to a reduction in the amount advanced to dealer-partners as a percent of the gross Loan amount.

         The return on capital in the United Kingdom increased to 8.5% for the three months ended March 31, 2003 from 6.4% for the same period in 2002 primarily due to (i) income under a profit sharing arrangement with an ancillary product provider, and (ii) a reduction in the provision for advance losses. This was partially offset by a reduction in finance charges, as a percent of average capital, due to an increase in the average initial contract term in the Company's Loan portfolio.

ECONOMIC PROFIT

         Economic profit or loss represents net operating profit after-tax less an imputed cost of equity. Management has assumed a cost of equity equal to 10% of average shareholders' equity in its economic profit or loss calculations. Economic profit or loss is a measurement of how efficiently the Company utilizes its capital. The Company has used economic profit internally since January 1, 2000 to evaluate its performance. The Company's goal is to maximize the amount of economic profit per share generated. The Company's economic loss decreased to ($187,000), or ($0.00) per adjusted share, for the three months ended March 31, 2003 compared to ($1,860,000), or ($0.04) per adjusted share, for the same period in 2002.

         The following presents the calculation of the Company's economic loss for the periods indicated (dollars in thousands, except per share data):

                                                                  FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                               ---------------------------------
                                                                   2003               2002
                                                               -------------     ---------------
ECONOMIC LOSS
Net income (1)                                                 $      8,837      $        6,314
Imputed cost of equity at 10% (2)                                    (9,024)             (8,174)
                                                               -------------     ---------------
  Total economic loss                                          $       (187)     $       (1,860)

Adjusted weighted average shares outstanding (3)                 46,832,114          47,336,090
Economic loss per share (4)                                    $      (0.00)     $        (0.04)

(1) Consolidated net income from the Consolidated Statement of Income.
    See "Item 1. Condensed Consolidated Financial Statements."
(2) Cost of equity is equal to 10% (on an annual basis) of total average shareholders' equity, which was $360,958,000 and $326,937,000 for the three months ended March 31, 2003 and 2002, respectively, calculated as described in the Average Capital Analysis.
(3) Includes actual weighted average shares outstanding plus total stock options outstanding. The calculation of adjusted weighted average shares outstanding follows:

                                                               THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------------
                                                                 2003               2002
                                                            ----------------   ----------------

Weighted average shares outstanding                              42,328,841         42,437,481
Stock options outstanding                                         4,503,273          4,898,609
                                                            ----------------   ----------------
Adjusted weighted average shares outstanding                     46,832,114         47,336,090
                                                            ================   ================

(4) Economic loss per share equals the economic loss divided by the adjusted weighted average shares outstanding.

STOCK OPTIONS

         In 1999, the Company began granting performance-based stock options to employees. Performance-based options are options that vest solely based on the achievement of performance targets, in the Company's case targets based on either earnings per share or economic profit. GAAP requires companies to expense performance-based options when it is likely that performance targets will be met and a measurement date can be established. The amount of the reported expense is the price of the Company's stock at the end of each reporting period less the exercise price of the options. The Company's non-performance options are not required to be expensed under GAAP. Beginning in the second quarter of 2003, the Company plans to adopt the recognition and measurement provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires the Company to expense the fair market value of stock options granted to employees.

         Regardless of the accounting, options represent a significant cost to shareholders. The true cost is the business value transferred to the employee in stock, less the exercise proceeds, a number that is difficult to calculate since it depends on when options are exercised and the future performance of the business. GAAP provides several accounting alternatives. In the Company's opinion, SFAS No. 123 represents the best alternative under GAAP for recording the cost associated with stock options. However, the Company believes that none of these alternatives provide a method that accurately captures the true cost of options in all circumstances.

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

         - The practice of repurchasing shares to cover option grants has evolved over time. To date the Company has repurchased shares covering all options granted since 1995. Because the Company's option program pre-dates the current practice of repurchasing shares, as of March 31, 2003 options to purchase approximately 1.6 million shares granted prior to 1995 have not been covered by repurchases. Depending upon capital availability and other investment opportunities, the Company may repurchase shares covering some or all of these uncovered options. For purposes of computing economic profit, the Company includes a capital charge as if these options had been repurchased at the option exercise price at the date of grant.

         The Company views options as a significant but necessary cost. In the Company's opinion, this cost is accurately measured and charged to economic profit per share, the performance measure on which the Company's management is evaluated. The Company believes the ability to measure the cost of options enhances the probability that the Company's option program will produce favorable results for shareholders.

CRITICAL ACCOUNTING POLICIES

         The Company's condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the reserve for advance losses, the allowance for credit losses, and the allowance for lease vehicle losses. Item 7 of the Company's Annual Report on Form 10-K discusses several critical accounting policies, which the Company believes involve a high degree of judgment and complexity. There have been no material changes to that information during the three months ended March 31, 2003.

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

         The Company's cash flow requirements are dependent on future levels of Loan originations. In the three months ended March 31, 2003, the Company experienced an increase in Loan originations compared to the same period in 2002 primarily due to an increase in the number of Loans per active dealer-partner, partially offset by a reduction in the number of active dealer-partners. The Company expects Loan originations to increase in future periods and, to the extent this trend does continue, the Company will experience an increase in its need for capital.

         The Company currently finances its operation through: (i) bank line of credit facilities; (ii) secured financings; (iii) a mortgage Loan; (iv) and capital lease obligations.

         Line of Credit Facilities -- At March 31, 2003, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 9, 2003, with a one-year term out option at the request of the Company provided that no event of default exists. The agreement provides that, at the Company's discretion, interest is payable at either the eurodollar rate plus 140 basis points, or at the prime rate (4.25% as of March 31, 2003). The eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of advances to dealer-partners and leased vehicles (as reflected in the condensed consolidated financial statements and related notes), less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay an annual agent's fee and a quarterly commitment fee of 0.60% on the amount of the commitment. As of March 31, 2003, there was approximately $55.6 million outstanding under this facility. Since this credit facility expires on June 9, 2003, the Company will be required to renew the facility or refinance any amounts outstanding under this facility on or before such date. The Company believes that the $135.0 million credit facility will be renewed with similar terms and a similar commitment amount. The Company also maintains a small line of credit agreement in Canada to fund daily cash requirements within its Canadian operation.

         Secured Financing -- During 2002, the Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. ("Warehouse Funding"), completed a secured financing transaction with another institutional investor, in which Warehouse Funding received $75.0 million in financing. In connection with this transaction, the Company contributed dealer-partner advances having a carrying amount of approximately $109.0 million to Warehouse Funding, which, in turn, pledged them as collateral to an institutional investor to secure loans that funded the purchase price of the dealer-partner advances. The proceeds of the secured financing was used by the Company to reduce outstanding borrowings under the Company's credit facility. The secured financing creates loans for which Warehouse Funding is liable and are non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes. Such loans bear interest at a floating rate equal to the commercial paper rate plus 75 basis points with a maximum rate of 6.25%. As Warehouse Funding is organized as a separate legal entity from the Company, assets of Warehouse Funding (including the contributed dealer-partner advances) will not be available to satisfy the general obligations of the Company. Substantially all the assets of Warehouse Funding have been encumbered to secure Warehouse Funding's obligations to its creditors. This financing is secured primarily by Warehouse Funding's dealer-partner advances and the Company's servicing fee. The Company receives a monthly servicing fee paid by the institutional investor equal to 6% of the collections on Funding's Loans receivable for the secured financing. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of collections on the Loans receivable until Warehouse Funding's underlying indebtedness is paid in full either through collections on the related Loans or through a prepayment of the indebtedness.

         The Company has completed a total of eight secured financing transactions, seven of which have been repaid in full. Information about the currently outstanding secured financing transaction is as follows (dollars in thousands):

                                                                                                                    Balance as
                                                           Secured Financing            Secured Dealer              Percent of
    Issue                                  Original            Balance at             Advance Balance at            Original
    Number             Close Date           Balance          March 31, 2003             March 31, 2003               Balance
--------------      -----------------    -------------    --------------------      ----------------------       ----------------
       2002-A           October 2002          $75,000                $32,904 *                   $89,209                   43.9%

* Bears an interest rate equal to the commercial paper rate plus 75 basis points (2.2% as of March 31, 2003) and is anticipated to fully amortize within 4 months.

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

         Capital Lease Obligations -- As of March 31, 2003, the Company has nine capital lease obligations outstanding related to various computer equipment, with monthly payments totaling $81,728. These capital lease obligations bear interest at rates ranging from 4.45% to 9.22% and have maturity dates between June 2004 and January 2006. The Company believes that capital lease obligation payments can be made from cash resources available to the Company at the time such payments are due.

         The Company's total balance sheet indebtedness decreased to $96.3 million at March 31, 2003 from $109.8 million at December 31, 2002. In addition to the balance sheet indebtedness as of March 31, 2003, the Company also has contractual obligations resulting in future minimum payments under operating leases. A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                                                   PERIOD OF REPAYMENT
                                                     --------------------------------------------------
CONTRACTUAL OBLIGATIONS                                < 1 YEAR         1-3 YEARS          > 3 YEARS            TOTAL
                                                     -------------    ---------------     -------------     --------------
Secured financing                                    $     32,904     $            -      $          -      $      32,904
Lines of credit                                            55,627                  -                 -             55,627
Mortgage loan                                                 790              5,215                 -              6,005
Capital lease obligations                                     884                619               224              1,727
Non-cancelable operating lease obligations                    369                427               320              1,116
                                                     -------------    ---------------     -------------     --------------
  Total contractual cash obligations                 $     90,574     $        6,261      $        544      $      97,379
                                                     =============    ===============     =============     ==============


         Repurchase and Retirement of Common Stock -- In 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 1999. That program authorized the Company to purchase up to 1.0 million common shares on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. On each of February 7, 2000, June 7, 2000, July 13, 2000, November 10, 2000, and May 20,
2002, the Company's Board of Directors authorized increases in the Company's stock repurchase program of an additional 1.0 million shares. As of March 31, 2003, the Company has repurchased approximately 5.0 million shares of the 6.0 million shares authorized to be repurchased under this program at a cost of $30.7 million. The 6.0 million shares, which can be repurchased through the open market or in privately negotiated transactions, represent approximately 13.0% of the shares outstanding at the beginning of the program. See "--Stock Options" for a description of the relationship between stock repurchases by the Company and the granting of stock options.

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

         The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. These forward-looking statements represent the Company's outlook only as of the date of this report. While the Company believes that its forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference, without limitation, include the following:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2002 Annual Report on Form 10-K.


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

                          PART II. - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) On March 11, 2003, the Board of Directors approved amendments to the Company's Bylaws modifying the notice provisions in Section
               5.01 and 6.01 and the description of the duties of the various officers in Article VIII. The Amended and Restated Bylaws are attached to this Form 10-Q as an exhibit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               See Index of Exhibits following the signature page.

         (b)   Reports on Form 8-K

               The Company was not required to file a current report on Form 8-K during the three months ended March 31, 2003 and none were filed during that period.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CREDIT ACCEPTANCE CORPORATION
                                    (Registrant)

                                    By: /s/ Douglas W. Busk
                                    -------------------------------
                                    Douglas W. Busk
                                    Chief Financial Officer and Treasurer
                                    April 24, 2003

                                    (Principal Financial, Accounting Officer and
                                    Duly Authorized Officer)

                                 CERTIFICATIONS

I, Brett A. Roberts, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Credit Acceptance Corporation (the "registrant");

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 24, 2003
/s/ Brett A. Roberts
--------------------
Chief Executive Officer

I, Douglas W. Busk, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Credit Acceptance Corporation (the "registrant");

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 24, 2003
/s/ Douglas W. Busk
-------------------
Chief Financial Officer

                                INDEX OF EXHIBITS


        EXHIBIT
          NO.                            DESCRIPTION
        -------         -----------------------------------------------
         3(b)           Bylaws of the Company, as amended
         99(a)          Certification of Chief Executive Officer, Pursuant to 18
                        U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         99(b)          Certification of Chief Financial Officer, Pursuant to 18
                        U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.