Form 10-Q
period 2003-06-30
CREDIT ACCEPTANCE CORPORATION
filed 2003-08-05
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------     ---------------


                        Commission File Number 000-20202


                          CREDIT ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


MICHIGAN                                                              38-1999511
(State or other jurisdiction of                    (IRS Employer Identification)
 incorporation or organization)

25505 WEST TWELVE MILE ROAD, SUITE 3000
SOUTHFIELD, MICHIGAN                                                  48034-8339
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

The number of shares outstanding of Common Stock, par value $.01, On July 1, 2003 was 42,388,148.

                                TABLE OF CONTENTS


                               PART I. - FINANCIAL INFORMATION

ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Income Statements -
                    Three and six months ended June 30, 2003 and June 30, 2002                  1

                  Consolidated Balance Sheets -
                    As of June 30, 2003 and December 31, 2002                                   2

                  Consolidated Statements of Cash Flows -
                    Six months ended June 30, 2003 and June 30, 2002                            3

                  Notes to Consolidated Financial Statements                                    4

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                     13
                  AND RESULTS OF OPERATIONS

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS                     31

ITEM 4.        CONTROLS AND PROCEDURES                                                         31

                               PART II. - OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS                                       32

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             32

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                32

SIGNATURE                                                                                      33

INDEX OF EXHIBITS                                                                              34

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS


(Dollars in thousands, except per share data)            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                    ------------------------------    ------------------------------
                                                        2003            2002              2003            2002
                                                    --------------  --------------    --------------  --------------
                                                             (UNAUDITED)                        (UNAUDITED)
Revenue:
  Finance charges                                   $    26,431       $    25,522      $    50,687      $    50,407
  Lease revenue                                           1,784             4,428            4,120            9,587
  Ancillary product income                                4,233             3,794            9,966            7,391
  Premiums earned                                           757             1,054            1,512            2,494
  Other income                                            2,767             3,791            6,616            7,568
                                                    -----------       -----------      -----------      -----------
      Total revenue                                      35,972            38,589           72,901           77,447
                                                    -----------       -----------      -----------      -----------
Costs and expenses:
  General and administrative                              5,198             6,383           10,961           12,100
  Salaries and wages                                      8,687             7,448           17,204           14,952
  Sales and marketing                                     2,483             1,809            4,660            3,590
  Stock-based compensation expense                        1,428               565            1,803            1,047
  Provision for  insurance and warranty claims              209               570              308            1,133
  Provision for credit losses                             2,863             3,562            6,772            7,077
  Depreciation of leased assets                           1,167             2,566            2,715            5,507
  United Kingdom asset impairment expense                10,493                 -           10,493                -
  Interest                                                1,401             2,457            2,997            4,762
                                                    -----------       -----------      -----------      -----------
      Total costs and expenses                           33,929            25,360           57,913           50,168
                                                    -----------       -----------      -----------      -----------
Operating income                                          2,043            13,229           14,988           27,279
  Foreign exchange gain                                      14                11               29               27
                                                    -----------       -----------      -----------      -----------
Income before provision for income taxes                  2,057            13,240           15,017           27,306
  Provision for income taxes                              1,049             4,774            5,416           12,643
                                                    -----------       -----------      -----------      -----------
Net income                                          $     1,008       $     8,466      $     9,601      $    14,663
                                                    ===========       ===========      ===========      ===========
Net income per common share:
  Basic                                             $      0.02       $      0.20      $      0.23      $      0.35
                                                    ===========       ===========      ===========      ===========
  Diluted                                           $      0.02       $      0.19      $      0.23      $      0.34
                                                    ===========       ===========      ===========      ===========
Weighted average shares outstanding:
  Basic                                              42,321,170        42,535,312       42,317,443       42,486,667
  Diluted                                            42,868,265        43,821,716       42,629,844       43,684,127



          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                                                                              AS OF
                                                                                      ------------------------------------
                                                                                       JUNE 30, 2003    DECEMBER 31, 2002
                                                                                      ---------------  -------------------
                                         ASSETS:                                        (Unaudited)
Cash and cash equivalents                                                                $  22,068         $  13,466
Investments-- held to maturity                                                                 456               173

Loans receivable                                                                           857,502           778,674
Allowance for credit losses                                                                 (5,100)           (5,497)
                                                                                         ---------         ---------
   Loans receivable, net                                                                   852,402           773,177
                                                                                         ---------         ---------

Floorplan receivables                                                                        2,964             4,450
Lines of credit                                                                              2,817             3,655
Notes receivable (including $1,548 and $1,513 from affiliates as of June 30, 2003
 and December 31,2002, respectively)                                                         2,074             3,899
Investment in operating leases                                                               9,328            17,879
Property and equipment, net                                                                 18,355            19,951
Other assets                                                                                 7,077             5,166
                                                                                         ---------         ---------
      Total Assets                                                                       $ 917,541         $ 841,816
                                                                                         =========         =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Lines of credit                                                                        $   8,305         $  43,555
  Secured financing                                                                        100,000            58,153
  Mortgage note                                                                              5,813             6,195
  Capital lease obligations                                                                  1,538             1,938
  Accounts payable and accrued liabilities                                                  33,034            28,341
  Dealer holdbacks, net                                                                    417,043           362,534
  Deferred income taxes, net                                                                 4,010            10,058
  Income taxes payable                                                                      11,700             6,094
                                                                                         ---------         ---------
      Total Liabilities                                                                    581,443           516,868
                                                                                         ---------         ---------

SHAREHOLDERS' EQUITY:
  Common stock                                                                                 422               423
  Paid-in capital                                                                          124,446           124,263
  Retained earnings                                                                        208,459           198,858
  Accumulated other comprehensive income - cumulative translation adjustment                 2,771             1,404
                                                                                         ---------         ---------
      Total Shareholders' Equity                                                           336,098           324,948
                                                                                         ---------         ---------
      Total Liabilities and Shareholders' Equity                                         $ 917,541         $ 841,816
                                                                                         =========         =========



          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars In Thousands)                                                     SIX MONTHS ENDED JUNE 30,
                                                                       --------------------------------
                                                                           2003               2002
                                                                       -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                             $   9,601         $  14,663
  Adjustments to reconcile cash provided by operating activities:
   Provision for credit losses                                               6,772             7,077
   Depreciation                                                              2,231             2,735
   Depreciation of leased assets                                             2,715             5,507
   Loss on retirement of property and equipment                                  -               276
   Provision (credit) for deferred income taxes                             (6,048)            9,109
   Tax benefit from exercise of stock options                                   86             1,555
   Stock-based compensation                                                  1,566              (692)
   United Kingdom asset impairment                                          10,493                --
  Change in operating assets and liabilities:
   Accounts payable and accrued liabilities                                  4,309            (1,948)
   Income taxes payable                                                      5,606               683
   Lease payment receivable                                                  1,183               535
   Unearned insurance premiums, insurance reserves and fees                   (223)             (492)
   Deferred dealer enrollment fees, net                                        384                43
   Other assets                                                             (1,911)            3,088
                                                                         ---------         ---------
      Net cash provided by operating activities                             36,764            42,139
                                                                         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on loans receivable                                  174,957           170,648
  Advances to dealers                                                     (200,121)         (155,711)
  Payments of dealer holdbacks                                             (15,394)          (16,273)
  Operating lease acquisitions                                                   -              (874)
  Deferred costs from lease acquisitions                                         -              (201)
  Operating lease liquidations                                               3,446             5,792
  Decrease (increase) in floor plan receivables                              1,209              (394)
  Decrease in lines of credit                                                  838               819
  Decrease (increase) in notes receivable -- affiliates                        (35)               28
  Decrease in notes receivable -- non-affiliates                             1,860               351
  Purchases of property and equipment                                         (634)           (3,168)
                                                                         ---------         ---------
      Net cash (used in) provided by investing activities                   33,874             1,017
                                                                         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under lines of credit                        (35,250)           18,057
  Proceeds from secured financings                                         100,000            28,552
  Repayments of secured financings                                         (58,153)          (85,847)
  Principal payments under capital lease obligations                          (400)              556
  Repayment of senior notes and mortgage note                                 (382)             (356)
  Repurchase of common stock                                                (1,828)           (6,325)
  Proceeds from stock options exercised                                        358             3,470
                                                                         ---------         ---------
      Net cash (used in) provided by financing activities                    4,345           (41,893)
                                                                         ---------         ---------
      Effect of exchange rate changes on cash                                1,367             3,658
                                                                         ---------         ---------
Net increase in cash and cash equivalents                                    8,602             4,921
  Cash and cash equivalents, beginning of period                            13,466            15,773
                                                                         ---------         ---------
  Cash and cash equivalents, end of period                               $  22,068         $  20,694
                                                                         =========         =========



          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 for Credit Acceptance (the "Company").

         Certain amounts have been reclassified to conform to the 2003 presentation, including reclassification due to the Company's change in segment disclosures. See Note 11. Additionally, the results for prior periods were restated related to the Company's adoption of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") under the retroactive restatement method selected by the Company as described in SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." See Note 10.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       ACCOUNTING STANDARDS

         Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", an impairment analysis is performed on the net asset value of the United Kingdom, Canada, and Automobile Leasing operations on a quarterly basis. This analysis compares the undiscounted forecasted future net cash flows (including servicing expenses and any payments due dealers under servicing agreements) of each operation to the operation's net asset value at the balance sheet date. The impairment analysis for operations which are being liquidated reduces the future cash flows by the amount of servicing expenses (under SFAS No. 144), while the impairment analysis for advances relating to continuing operations does not (under SFAS No. 144). If this analysis indicates that the asset is impaired, the Company is required to write down the value of the asset to the present value of the forecasted net cash flows.

         United Kingdom -- Effective June 30, 2003, the Company decided to stop originating retail installment contracts (referred to as "Contracts" or "Loans") in the United Kingdom. In analyzing the expected cash flows from this operation, the Company has assumed lower collection rates than were assumed before the decision to liquidate. These lower collection rates reflect uncertainties (such as potentially higher employee turnover or reduced morale) in the servicing environment that may arise as a result of the decision to liquidate. As a result, the assets were deemed to be impaired and the Company recorded an after-tax expense of $6.4 million to reduce the carrying value of the operation's dealer-partner advances to the present value (using a discount rate of 13%) of the forecasted cash flows relating to the dealer-partner advances less estimated future servicing expenses.

         Canada -- Effective June 30, 2003, the Company decided to stop originating Loans in Canada. Since Loans originated in Canada are serviced in the United States, the Company evaluated cash flows related to the Canadian operation based on the same collection rate assumptions as were used before the decision to liquidate. Based upon management's analysis, no write down of the net asset value of the Canadian operation was necessary at June 30, 2003.

         Leasing -- Effective January 1, 2002, the Company decided to stop originating automobile leases. Based upon management's analysis, no write down of the net asset value of the leasing operation was necessary at June 30, 2003.

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring)." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred, rather than at the time of commitment to an exit plan. The Company adopted this standard for exit or disposal activities initiated after December 31, 2002. As a result of the Company's decision to exit the United Kingdom business, the Company recognized: (i) $300,000 after-tax increase in salaries and wages resulting from employee severance expenses and (ii) $100,000 after-tax reduction in other income due to a refund of profit sharing income on ancillary products to an ancillary product provider which was based on volume targets no longer attainable due to the decision to stop Loan originations. As of June 30, 2003, the remaining liability for these expenses was $200,000. The Company may record an additional liability for payment of future lease obligations under a rental agreement through September 2007 once the Company stops using the office space in the United Kingdom. The Company expects to stop using the United Kingdom office space in the fourth quarter of 2005 or first quarter of 2006.


3.       LOANS RECEIVABLE

         Loans receivable consisted of the following (in thousands):

                                                                             AS OF
                                                               ------------------------------------
                                                               JUNE 30, 2003      DECEMBER 31, 2002
                                                               -------------      -----------------

Gross Loans receivable                                          $ 1,015,773          $   919,022
Unearned finance charges                                           (155,100)            (136,954)
Unearned insurance premiums, insurance reserves and fees             (3,171)              (3,394)
                                                                -----------          -----------
Loans receivable                                                $   857,502          $   778,674
                                                                ===========          ===========

Non-accrual Loans                                               $   202,451          $   220,978
                                                                ===========          ===========

Non-accrual Loans as a percent of gross Loans receivable               19.9%                24.0%
                                                                ===========          ===========

         A summary of changes in gross Loans receivable is as follows (in thousands):

                                        THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                    -----------------------------------     -----------------------------------
                                          2003                2002               2003                 2002
                                    ---------------     ---------------     ---------------     ---------------

Balance, beginning of period          $   970,703         $   937,632         $   919,022         $   906,808
Gross amount of Loans accepted            206,859             146,869             438,905             338,950
Net cash collections on Loans            (112,533)           (111,383)           (227,563)           (226,463)
Charge-offs                               (55,568)            (39,634)           (120,222)            (81,469)
Currency translation                        6,312              10,686               5,631               6,344
                                      -----------         -----------         -----------         -----------
Balance, end of period                $ 1,015,773         $   944,170         $ 1,015,773         $   944,170
                                      ===========         ===========         ===========         ===========

3.       LOANS RECEIVABLE -- (CONCLUDED)

         A summary of the change in the allowance for credit losses is as follows (in thousands):

                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                  ---------------------------      -------------------------
                                     2003             2002           2003            2002
                                    -------         -------         -------         -------

Balance, beginning of period        $ 5,051         $ 4,909         $ 5,497         $ 4,745
Provision for Loan losses               833             491           1,150             951
Charge-offs                            (830)           (461)         (1,585)           (733)
Currency translation                     46              87              38              63
                                    -------         -------         -------         -------
Balance, end of period              $ 5,100         $ 5,026         $ 5,100         $ 5,026
                                    =======         =======         =======         =======


         Loans receivable are collateralized by the related vehicles, with the Company having the right to repossess the vehicle in the event that the consumer defaults on the payment terms of the Loan. Repossessed collateral is valued at the lower of the carrying amount of the receivable or estimated fair value, less estimated costs of disposition, and is classified in Loans receivable on the balance sheets. At June 30, 2003 and December 31, 2002, repossessed assets totaled approximately $6.3 million and $8.6 million, respectively. The Company's policy for non-accrual Loans is 90 days measured on a recency basis (no payments received for 90 days). The Company charges-off delinquent Loans at nine months on a recency basis.

4.       FLOORPLAN RECEIVABLES AND LINES OF CREDIT

         A summary of the change in the allowance for floorplan receivables and lines of credit losses is as follows (in thousands):

                                    THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                   ----------------------------     -------------------------
                                     2003            2002             2003           2002
                                   -------          -------         -------         -------

Balance, beginning of period          $ 1,323       $ 1,945         $ 1,041         $ 1,827
Provision for credit losses                14           392             277             526
Charge-offs                              (990)           --            (961)             --
Currency translation                       10            22              --               6
                                      -------       -------         -------         -------
Balance, end of period                $   357       $ 2,359         $   357         $ 2,359
                                      =======       =======         =======         =======


5.       INVESTMENT IN OPERATING LEASES

         The composition of investment in operating leases consisted of the following (in thousands):

                                                            AS OF
                                               ---------------------------------
                                               JUNE 30, 2003   DECEMBER 31, 2002
                                               -------------   -----------------

Gross leased assets                               $ 17,767         $ 26,821
Accumulated depreciation                            (9,978)         (12,304)
Gross deferred costs                                 2,635            3,956
Accumulated amortization of deferred costs          (2,075)          (2,706)
Lease payments receivable                              979            2,112
                                                  --------         --------
Investment in operating leases                    $  9,328         $ 17,879
                                                  ========         ========

5.       INVESTMENT IN OPERATING LEASES -- (CONCLUDED)

         A summary of changes in the investment in operating leases is as follows (in thousands):

                                        THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                        ---------------------------        -------------------------
                                           2003             2002             2003             2002
                                         --------         --------         --------         --------

Balance, beginning of period             $ 13,312         $ 35,743         $ 18,355         $ 43,470
Gross operating leases originated               -               22                -            1,075
Depreciation of operating leases           (1,167)          (2,566)          (2,715)          (5,507)
Lease payments due                          1,840            4,415            4,189            9,397
Collections on operating leases            (2,002)          (3,998)          (4,589)          (8,641)
Charge-offs                                  (318)            (559)            (783)          (1,291)
Operating lease liquidations               (2,589)          (4,087)          (5,616)          (9,517)
Currency translation                          252              276              487              260
                                         --------         --------         --------         --------
Balance, end of period                   $  9,328         $ 29,246         $  9,328         $ 29,246
                                         ========         ========         ========         ========




6.       DEALER HOLDBACKS AND RESERVE FOR ADVANCE LOSSES

         Dealer holdbacks consisted of the following (in thousands):

                                                                         AS OF
                                                            ----------------------------------
                                                            JUNE 30, 2003    DECEMBER 31, 2002
                                                            -------------    -----------------

Dealer holdbacks                                               $ 810,741         $ 734,625
Less: advances (net of reserve of $19,361 and $15,494
  at June 30, 2003 and December 31, 2002, respectively)         (393,698)         (372,091)
                                                               ---------         ---------
Dealer holdbacks, net                                          $ 417,043         $ 362,534
                                                               =========         =========


         A summary of the change in the reserve for advance losses (classified with net dealer holdbacks in the accompanying balance sheets) is as follows (in thousands):


                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                   ---------------------------        -------------------------
                                      2003             2002             2003             2002
                                    --------         --------         --------         --------

Balance, beginning of period        $ 17,878         $ 10,009         $ 15,494         $  9,161
Provision for advance losses           1,463            1,368            4,139            2,830
Charge-offs                             (136)          (1,409)            (402)          (1,974)
Currency translation                     156              229              130              180
                                    --------         --------         --------         --------
Balance, end of period              $ 19,361         $ 10,197         $ 19,361         $ 10,197
                                    ========         ========         ========         ========

7.       NET INCOME PER SHARE

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

                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                  JUNE 30,                      JUNE 30,
                                                                        ----------------------------  ----------------------------
                                                                            2003           2002           2003           2002
                                                                        -------------  -------------  -------------  -------------

Weighted average common shares outstanding                                42,321,170     42,535,312     42,317,443     42,486,667
Common stock equivalents                                                     547,095      1,286,404        312,401      1,197,460
                                                                        -------------  -------------  -------------  -------------
Weighted average common shares and common stock equivalents               42,868,265     43,821,716     42,629,844     43,684,127
                                                                        =============  =============  =============  =============

         The diluted net income per share calculation excludes stock options to purchase approximately 1,041,309 shares and 1,657,430 shares in the three and six months ended June 30, 2003, respectively, and 232,030 shares and 280,193 shares in the same periods in 2002 as inclusion of these options would be anti-dilutive to the net income per share due to the relationship between the exercise prices and the average market price of common stock during these periods.


8.       RELATED PARTY TRANSACTIONS

         In the normal course of its business, the Company regularly accepts assignments of Loans originated by affiliated dealer-partners owned by: (i) the Company's majority shareholder and Chairman; (ii) the Company's President; and
(iii) a member of the Chairman's family. Loans accepted from these affiliated dealer-partners were approximately $5.4 million and $11.8 million or 2.6% and 2.7%, respectively, of total Loans accepted for the three and six months ended June 30, 2003, respectively, and $4.3 million and $9.7 million or 2.9%, respectively, of total Loans accepted for the same periods in 2002. Loans receivable from affiliated dealer-partners represented approximately 2.9% and 2.8% of the gross Loans receivable balance as of June 30, 2003 and December 31, 2002, respectively. The Company accepts Loans from affiliated dealer-partners and nonaffiliated dealer-partners on the same terms. Advance balances from affiliated dealer-partners were $10.7 million or 2.7% of total advances and $10.4 million or 2.8% of total advances as of June 30, 2003 and December 31, 2002, respectively.

         The Company records interest income from unsecured notes receivable from the Company's President with a total balance of $1.5 million as of June 30, 2003 and December 31, 2002. The note bears interest at a rate of 5.22% with interest and principal due on April 19, 2011. Total income earned on the note receivable was $17,000 and $35,000 for the three and six months ended June 30, 2003 and 2002.

         In the normal course of business, the Company records receivables from dealer-partners for ancillary product charge backs on repossessed leased vehicles. Charge back receivables from affiliated dealer-partners owned by the Company's President were $10,000 as of June 30, 2003 and December 31, 2002.

         In the normal course of business, the Company analyzes the viability of new products and services by first offering them to a small group of dealer-partners, which includes affiliated dealer-partners, prior to offering them to the entire network of dealer-partners. The Company received fees for direct mail lead generation services provided to affiliated dealer-partners owned by the Company's majority shareholder and Chairman totaling $19,000 and $27,000 for the three and six months ended June 30, 2002, respectively. The Company did not provide these services to affiliated dealer-partners in 2003.

9.       INCOME TAXES

         The Company's effective tax rate was 51.0% and 36.1% for the three and six months ended June 30, 2003 compared to 36.0% and 46.3% for the same periods in 2002. Detail by business unit follows:



                                                             THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------------  ----------------------------------
                                                               2003              2002              2003              2002
                                                          ----------------  ----------------  ----------------  ----------------

Income (loss) before provision (credit) for income taxes:
  United States                                                  $ 13,147          $ 11,704           $ 24,658          $ 24,362
  United Kingdom                                                 (10,963)             1,792            (9,212)             3,415
  Automobile Leasing                                                (252)             (519)              (766)           (1,365)
  Other                                                               125               263                337               894
                                                          ----------------  ----------------  ----------------  ----------------
   Total income before provision for income taxes                 $ 2,057          $ 13,240           $ 15,017          $ 27,306
                                                          ================  ================  ================  ================

Provision (credit) for income taxes:
  United States                                                   $ 4,444           $ 4,384            $ 8,477          $ 11,880
  United Kingdom                                                  (3,369)              496             (2,924)               932
  Automobile Leasing                                                 (99)             (214)              (298)             (509)
  Other                                                                73               108                161               340
                                                          ----------------  ----------------  ----------------  ----------------
   Total provision for income taxes                               $ 1,049           $ 4,774           $ 5,416           $ 12,643
                                                          ================  ================  ================  ================

Effective tax rate:
  United States                                                     33.8%             37.5%              34.4%             48.8%
  United Kingdom                                                    30.7%             27.7%              31.7%             27.3%
  Automobile Leasing                                                39.3%             41.2%              38.9%             37.3%
  Other                                                             58.4%             41.1%              47.8%             38.0%
                                                          ----------------  ----------------  ----------------  ----------------
   Total effective tax rate                                         51.0%             36.0%              36.1%             46.3%
                                                          ================  ================  ================  ================

    The changes in the effective tax rate are attributable to changes in the provision (credit) for income taxes in the United States, United Kingdom, Automobile Leasing, and Other segments, which are discussed for each segment in
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

10.      CAPITAL TRANSACTIONS

         At June 30, 2003, the Company has two stock-based compensation plans for employees and directors. Prior to June 30, 2003, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. In the second quarter of 2003, the Company adopted the fair value recognition and measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" for stock-based employee compensation. Under the retroactive restatement transition method selected by the Company described in SFAS No. 148, the Company restated all prior periods to reflect the stock-based compensation expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees or directors after January 1, 1995. The following table summarizes the reported and restated results:



(Dollars in thousands)                            2002                    2001                   2000                   1999
                                         ----------------------  ---------------------  ---------------------  ---------------------
                                           REPORTED   RESTATED    REPORTED   RESTATED    REPORTED   RESTATED   REPORTED   RESTATED
                                         ----------- ----------  ---------- ----------  ---------- ----------  ---------- ----------
REVENUE:
Finance charges                             $ 97,744   $ 97,744   $ 90,169   $ 90,169    $ 80,580   $ 80,580   $ 76,896   $ 76,896
Lease revenue                                 16,101     16,101     21,853     21,853      13,019     13,019      1,034      1,034
Ancillary product income                      15,620     15,620     11,920     11,920       6,987      6,987      5,720      5,720
Premiums earned                                4,512      4,512      6,572      6,572       9,467      9,467     10,389     10,389
Other income                                  20,357     20,357     16,815     16,815      13,558     13,558     21,789     21,789
                                         ----------- ----------  ---------- ----------  ---------- ----------  ---------- ----------
  Total revenue                              154,334    154,334    147,329    147,329     123,611    123,611    115,828    115,828
COSTS AND EXPENSES:
General and administrative                    25,274     25,274     21,365     21,365      22,119     22,119     26,205     26,205
Salaries and wages                            29,042     29,042     27,170     27,170      21,232     21,232     23,315     23,315
Sales and marketing                            7,623      7,623      7,685      7,685       5,790      5,790      5,355      5,355
Stock-based compensation expense                  14      2,072        379      1,755           -      1,955        242      3,252
Provision for insurance and warranty claims    1,861      1,861      1,544      1,544       2,984      2,984      3,498      3,498
Provision for credit losses                   23,212     23,212     13,594     13,594      12,051     12,051     56,932     56,932
Depreciation of leased assets                  9,669      9,669     12,485     12,485       7,004      7,004        569        569
Valuation adjustment on retained interest
  in securitization                                -          -          -          -           -          -     13,517     13,517
Interest                                       9,058      9,058     14,688     14,688      16,431     16,431     16,576     16,576
                                         ----------- ----------  ---------- ----------  ---------- ----------  ---------- ----------
  Total costs and expenses                   105,753    107,811     98,910    100,286      87,611     89,566    146,209    149,219
                                         ----------- ----------  ---------- ----------  ---------- ----------  ---------- ----------
Other operating income:
Gain on sale of subsidiary                         -          -          -          -           -          -     14,720     14,720
                                         ----------------------- ---------  ----------  ---------- ----------  ---------- ----------
Operating income (loss)                       48,581     46,523     48,419     47,043      36,000     34,045    (15,661)   (18,671)
Foreign exchange loss                              -          -        (42)       (42)        (11)       (11)       (66)       (66)
                                         ----------- ----------  ---------- ----------  ---------- ----------  ---------- ----------

Income (loss) before provision (credit)
  for income taxes                            48,581     46,523     48,377     47,001      35,989     34,034    (15,727)   (18,737)
Provision (credit) for income taxes           18,880     18,154     19,174     18,586      12,339     11,655     (5,041)    (6,091)
                                         ----------- ----------  ---------- ----------  ---------- ----------  ---------- ----------
Net income (loss)                           $ 29,701   $ 28,369   $ 29,203   $ 28,415    $ 23,650   $ 22,379   $(10,686)  $ (12,646)
                                         =========== ==========  ========== ==========  ========== ==========  ========== ==========


10.      CAPITAL TRANSACTIONS -- (CONCLUDED)

         In connection with the adoption of the fair value method of accounting for stock-based compensation, the Company recorded stock-based compensation expense of $1,429,000 and $1,803,000 for the three and six months ended June 30, 2003. For the same periods in 2002, the amount of stock-based compensation expense increased to $565,000 and $1,047,000 from $448,000 and $756,000 previously reported. While the number of stock options outstanding declined during the periods, stock-based compensation expense increased as a result of a change in assumptions that reduced the period over which certain performance based stock options are expected to vest.

         As of June 30, 2003, the cumulative decrease in retained earnings as a result of this restatement was $17.2 million. The decrease in retained earnings was offset by a $19.3 million increase in paid-in capital and a $2.1 million decrease in deferred income taxes, net. The impact on paid-in capital and retained earnings for the interim periods of 2002 and 2003 was as follows:


                                                            2002                                                      2003
                  ----------------------------------------------------------------------------------------- ---------------------
                           1ST Q                 2ND Q                 3RD Q                  4TH Q                  1ST Q
                  --------------------- --------------------  ---------------------  ---------------------- ---------------------
                   REPORTED   RESTATED   REPORTED   RESTATED   REPORTED   RESTATED    REPORTED   RESTATED    REPORTED   RESTATED
                  ---------- ---------- ---------- ---------  ---------- ----------  ---------- ----------- ---------- ----------
Paid-in capital    $ 113,000 $ 129,102   $ 108,460 $ 124,000   $ 107,571  $ 124,263   $ 107,164 $ 124,263    $ 107,142  $ 124,534
Retained earnings  $ 191,471 $ 176,692   $ 200,018 $ 185,156   $ 209,449  $ 193,769   $ 214,856 $ 198,858    $ 223,692  $ 207,451


The impact of this restatement on net income was a decrease of $244,000, $84,000, and $201,000 for the three months ended March 31, 2003 and the three and six months ended June 30, 2002, respectively, as follows.



(Dollars in thousands)                          THREE MONTHS ENDED           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   MARCH 31, 2003               JUNE 30, 2002                   JUNE 30, 2002
                                          ------------------------------ ------------------------------ ---------------------------
                                            REPORTED        RESTATED        REPORTED       RESTATED      REPORTED     RESTATED
                                          -------------- --------------- --------------- -------------- ------------ --------------

REVENUE:
Finance charges                                $ 24,256        $ 24,256        $ 25,522       $ 25,522     $ 50,407       $ 50,407
Lease revenue                                     2,336           2,336           4,428          4,428        9,587          9,587
Ancillary product income                          5,733           5,733           3,794          3,794        7,391          7,391
Premiums earned                                     755             755           1,054          1,054        2,494          2,494
Other income                                      3,849           3,849           3,791          3,791        7,568          7,568
                                          -------------- --------------- --------------- -------------- ------------ --------------
   Total revenue                                 36,929          36,929          38,589         38,589       77,447         77,447
COSTS AND EXPENSES:
General and administrative                        5,763           5,763           6,383          6,383       12,100         12,100
Salaries and wages                                8,517           8,517           7,448          7,448       14,952         14,952
Sales and marketing                               2,177           2,177           1,809          1,809        3,590          3,590
Stock-based compensation expense                      -             375             448            565          756          1,047
Provision for insurance and warranty claims          99              99             570            570        1,133          1,133
Provision for credit losses                       3,909           3,909           3,562          3,562        7,077          7,077
Depreciation of leased assets                     1,548           1,548           2,566          2,566        5,507          5,507
Interest                                          1,596           1,596           2,457          2,457        4,762          4,762
                                          -------------- --------------- --------------- -------------- ------------ --------------
   Total costs and expenses                      23,609          23,984          25,243         25,360       49,877         50,168
                                          -------------- --------------- --------------- -------------- ------------ --------------
Operating income                                 13,320          12,945          13,346         13,229       27,570         27,279
Foreign exchange gain                                15              15              11             11           27             27
                                          -------------- --------------- --------------- -------------- ------------ --------------
Income before provision for income taxes         13,335          12,960          13,357         13,240       27,597         27,306
Provision for income taxes                        4,498           4,367           4,807          4,774       12,733         12,643
                                          -------------- --------------- --------------- -------------- ------------ --------------
Net income                                      $ 8,837         $ 8,593         $ 8,550        $ 8,466     $ 14,864       $ 14,663
                                          ============== =============== =============== ============== ============ ==============


Stock options outstanding for 1999-2002 and the interim periods of 2002 and 2003 were as follows:


                                            AS OF JUNE 30,                          AS OF DECEMBER 31,
                                     ---------------------------  -------------------------------------------------------
                                          2003          2002           2002          2001           2000          1999
                                     -------------    ----------  -------------   -----------    ----------     ---------

      Total options outstanding          4,415,491    4,710,598      4,601,754      4,893,411     4,652,611     5,256,463

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

11.      BUSINESS SEGMENT INFORMATION

         In the second quarter of 2003, the Company re-evaluated its business segments as a result of the decision to stop Loan originations in the United Kingdom and Canada. As a result, the Company has four reportable business segments: United States, United Kingdom, Automobile Leasing, and Other. Selected segment information is set forth below (in thousands):

                                                              THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------------  -----------------------------------
                                                                 2003               2002             2003               2002
                                                           ----------------   ---------------  ----------------   ----------------

Revenue:
  United States                                                   $ 30,544          $ 27,371          $ 59,893           $ 54,023
  United Kingdom                                                     2,862             5,125             6,863             10,445
  Automobile Leasing                                                 2,077             4,781             4,706             10,271
  Other                                                                489             1,312             1,439              2,708
                                                           ----------------   ---------------  ----------------   ----------------
      Total revenue                                               $ 35,972          $ 38,589          $ 72,901           $ 77,447
                                                           ================   ===============  ================   ================
Income (loss) before provision (credit) for income taxes:
  United States                                                   $ 13,147          $ 11,704          $ 24,658           $ 24,362
  United Kingdom                                                   (10,963)            1,792            (9,212)             3,415
  Automobile Leasing                                                  (252)             (519)             (766)            (1,365)
  Other                                                                125               263               337                894
                                                           ----------------   ---------------  ----------------   ----------------
      Total income before provision for income taxes             $  2,057          $ 13,240          $ 15,017           $ 27,306
                                                           ================   ===============  ================   ================

12.      SUBSEQUENT EVENT

         On July 9, 2003, the Company entered into a series of forward contracts with a commercial bank to hedge foreign currency risk associated with the cash flows anticipated from the exit of the United Kingdom operation. In connection with this transaction, the Company will deliver 29.0 million pounds sterling to the commercial bank which will be exchanged into United States dollars at an agreed upon rate on a monthly basis beginning July 31, 2003 through June 30, 2005. The Company believes that this transaction will minimize the currency exchange risk associated with an adverse change in the relationship between the United States dollar and the pound sterling as it repatriates cash from the United Kingdom operation. However, as the Company has not adopted hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133", future changes in the fair value of these forward contracts are expected to increase or decrease net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's business model relies on its ability to forecast Loan performance. The Company's forecasts impact Loan pricing and structure as well as the required reserve for advance losses. The following table presents forecasted collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections which have been realized through June 30, 2003. The amounts presented are expressed as a percent of total Loan value by year of Loan origination.


                                   As of June 30, 2003
           ------------------------------------------------------------------
  Year       Forecasted                                       % of Forecast
            Collection%        Advance %         Spread %       Realized
---------  ---------------- ---------------  --------------  ----------------
  1992           81%             35%              46%             100%
  1993           76%             37%              39%             100%
  1994           62%             42%              20%             100%
  1995           56%             46%              10%              99%
  1996           56%             49%               7%              99%
  1997           59%             49%              10%              99%
  1998           67%             50%              17%              99%
  1999           72%             54%              18%              98%
  2000           71%             53%              18%              93%
  2001           68%             49%              19%              73%
  2002           70%             46%              24%              40%

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

    The spread between the forecasted collection rate and the advance rate reduces the Company's risk of advance losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of advance losses, but it does reduce the risk significantly. The Company made no material changes in credit policy or pricing in the second quarter, other than routine changes designed to maintain current profitability levels.

    One method for evaluating the reasonableness of the Company's forecast is to examine the trends in forecasted collection rates over time. The following table compares the Company's forecast as of June 30, 2003 with the forecast as of March 31, 2003.


                March 31, 2003               June 30, 2003
  Year      Forecasted Collection %     Forecasted Collection %     Variance
---------  --------------------------  -------------------------   ----------
  1992                81%                         81%                   -
  1993                76%                         76%                   -
  1994                62%                         62%                   -
  1995                56%                         56%                   -
  1996                56%                         56%                   -
  1997                59%                         59%                   -
  1998                67%                         67%                   -
  1999                72%                         72%                   -
  2000                71%                         71%                   -
  2001                67%                         68%                  1%
  2002                68%                         70%                  2%


    The Company first began publishing collection forecasts in its 2001 Annual Report. Forecasted collection rates declined in 2002 when a difficult collection system conversion negatively impacted collection results and in the first quarter of 2003 due to post repossession collection results (known as deficiency balance collections) declining from the prior trend line. Forecasted collection rates stabilized in the second quarter of 2003.

    Accurately predicting future collection rates is critical to the Company's success. The Company's historical results indicate the risk of an unintended adverse change in the profitability of Loan originations is increased during periods of high growth. The growth rate experienced in the second quarter of 2003 is higher than the Company's expected long-term growth rate. However, the Company believes that the investments in infrastructure in 2002, combined with decreases in Loan origination volumes in 2002, have adequately prepared the Company for this growth. The Company intends to make every possible effort to forecast results as accurately as possible. The Company will continue to publish collection forecasts and allow the precision of its estimates to be fully visible to shareholders.

RESULTS OF OPERATIONS

    Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

    The following tables present income statement data on a consolidated basis as well as for the Company's four business segments, United States, United Kingdom, Automobile Leasing and Other.


    Consolidated
      (Dollars in thousands)                       THREE MONTHS                             THREE MONTHS
                                                       ENDED            % OF                   ENDED             % OF
                                                   JUNE 30, 2003      REVENUE              JUNE 30, 2002       REVENUE
                                                -------------------- -----------        --------------------- -----------
      REVENUE:
      Finance charges                                      $ 26,431        73.5  %                  $ 25,522        66.1 %
      Lease revenue                                           1,784         4.9                        4,428        11.5
      Ancillary product income                                4,233        11.8                        3,794         9.8
      Premiums earned                                           757         2.1                        1,054         2.8
      Other income                                            2,767         7.7                        3,791         9.8
                                                     --------------- -----------             ---------------- -----------
         Total revenue                                       35,972       100.0                       38,589       100.0
      COSTS AND EXPENSES:
      General and administrative                              5,198        14.4                        6,383        16.5
      Salaries and wages                                      8,687        24.1                        7,448        19.3
      Sales and marketing                                     2,483         6.9                        1,809         4.7
      Stock-based compensation expense                        1,428         4.0                          565         1.5
      Provision for insurance and warranty claims               209         0.6                          570         1.5
      Provision for credit losses                             2,863         8.0                        3,562         9.2
      Depreciation of leased assets                           1,167         3.2                        2,566         6.6
      United Kingdom asset impairment expense                10,493        29.2                            -           -
      Interest                                                1,401         3.9                        2,457         6.4
                                                     --------------- -----------             ---------------- -----------
          Total costs and expenses                           33,929        94.3                       25,360        65.7
                                                     --------------- -----------             ---------------- -----------
      Operating income                                        2,043         5.7                       13,229        34.3
      Foreign exchange gain                                      14           -                           11           -
                                                     --------------- -----------             ---------------- -----------

      Income before provision for income taxes                2,057         5.7                       13,240        34.3
      Provision for income taxes                              1,049         2.9                        4,774        12.4
                                                     --------------- -----------             ---------------- -----------
      Net income                                            $ 1,008         2.8  %                   $ 8,466        21.9 %
                                                     =============== ===========             ================ ===========



(Dollars in thousands)                         SIX MONTHS                              SIX MONTHS
                                                 ENDED            % OF                   ENDED             % OF
                                             JUNE 30, 2003      REVENUE              JUNE 30, 2002       REVENUE
                                          -------------------- -----------        --------------------- -----------
REVENUE:
Finance charges                                      $ 50,687        69.4  %                  $ 50,407        65.1 %
Lease revenue                                           4,120         5.7                        9,587        12.4
Ancillary product income                                9,966        13.7                        7,391         9.5
Premiums earned                                         1,512         2.1                        2,494         3.2
Other income                                            6,616         9.1                        7,568         9.8
                                               --------------- -----------             ---------------- -----------
  Total revenue                                        72,901       100.0                       77,447       100.0
COSTS AND EXPENSES:
General and administrative                             10,961        15.0                       12,100        15.6
Salaries and wages                                     17,204        23.6                       14,952        19.3
Sales and marketing                                     4,660         6.4                        3,590         4.6
Stock-based compensation expense                        1,803         2.5                        1,047         1.4
Provision for insurance and warranty claims               308         0.4                        1,133         1.5
Provision for credit losses                             6,772         9.3                        7,077         9.1
Depreciation of leased assets                           2,715         3.7                        5,507         7.1
United Kingdom asset impairment expense                10,493        14.4                            -           -
Interest                                                2,997         4.1                        4,762         6.1
                                               --------------- -----------             ---------------- -----------
  Total costs and expenses                             57,913        79.4                       50,168        64.7
                                               --------------- -----------             ---------------- -----------

Operating income                                       14,988        20.6                       27,279        35.3
Foreign exchange gain                                      29           -                           27           -
                                               --------------- -----------             ---------------- -----------

Income before provision for income taxes               15,017        20.6                       27,306        35.3
Provision for income taxes                              5,416         7.4                       12,643        16.3
                                               --------------- -----------             ---------------- -----------
Net income                                            $ 9,601        13.2  %                  $ 14,663        19.0 %
                                               =============== ===========             ================ ===========


    For the three months ended June 30, 2003, net income declined to $1.0 million compared to $8.5 million for the same period in 2002. The reduction in net income for the period was primarily due to the $7.6 million loss incurred in the United Kingdom business segment in 2003 compared to net income of $1.3 million in 2002. The loss was primarily the result of $11.1 million in asset impairment and other expenses recorded in connection with the Company's decision to stop Loan originations in the United Kingdom. The impact of the loss in the United Kingdom was partially offset by an increase in net income in the United States to $8.7 million in 2003 from $7.3 million for the same period in 2002.

    The increase in net income in the United States was due to an increase in total revenue to $30.5 million for the three months ended June 30, 2003 compared to $27.4 million for the same period in 2002 as a result of increases in: (i) finance charges to $23.2 million in 2003 from $20.4 million in 2002 as a result of an increase in the average size of the Loan portfolio due to an increase in Loan originations in 2003, and (ii) ancillary product income to $4.2 million in 2003 from $3.3 million in 2002 due to an increase in commissions on third-party service contracts offered by dealer-partners. Partially offsetting the increase in revenue were increases in the following expenses: (i) salaries and wages to $7.2 million in 2003 from $6.0 million in 2002 due to an increase in corporate infrastructure in the second half of 2002, (ii) stock-based compensation expense to $1.4 million in 2003 from $500,000 in 2002 as a result of a change in assumptions that reduced the period over which certain performance based stock options are expected to vest, and (iii) provision for credit losses to $1.5 million in 2003 from $700,000 in 2002 due to increases in the provision for advance losses and the provision for earned but unpaid revenue.

    For the six months ended June 30, 2003, net income declined to $9.6 million from $14.7 million for the same period in 2002. The decrease in net income for the period was primarily due to the $6.3 million loss incurred in the United Kingdom business segment in 2003 compared to net income of $2.5 million in 2002. The loss was primarily the result of $11.1 million in asset impairment and other expenses recorded in connection with the Company's decision to stop Loan originations in the United Kingdom. The impact of the loss in the United Kingdom was partially offset by an increase in net income in the United States to $16.2 million in 2003 from $12.5 million in 2002.

    The increase in net income in the United States in 2003 was primarily due to two tax related adjustments that increased the provision for income taxes and decreased net income in 2002 by $2.6 million. Other factors which impacted net income were an increase in total revenue to $59.9 million in 2003 from $54.0 million in 2002 as a result of increases in: (i) finance charges to $44.0 million in 2003 from $40.0 million in 2002 as a result of an increase in the average size of the Loan portfolio due to an increase in Loan originations in 2003, and (ii) ancillary product income to $9.0 million in 2003 from $6.5 million in 2002 due to an increase in commissions on third-party service contracts offered by dealer-partners. Partially offsetting the increase in revenue were increases in the following expenses: (i) salaries and wages to $14.5 million in 2003 from $11.9 million in 2002 due to an increase in corporate infrastructure in the second half of 2002, (ii) stock-based compensation expense to $1.6 million in 2003 from $800,000 in 2002 as a result of a change in assumptions that reduced the period over which certain performance based stock options are expected to vest, and (iii) provision for credit losses to $4.1 million in 2003 from $1.2 million in 2002 due to increases in the provision for advance losses in the first quarter of 2003 due to a decline in recovery rates versus the prior trend line.

         The results of operations for the Company as a whole are attributable to changes described by segment in the discussion of the results of operations in the United States, United Kingdom, Automobile Leasing, and Other business segments. The following discussion of the results of operations for interest expense is provided on a consolidated basis, as the explanation is not meaningful by business segment.

         Interest. Interest expense decreased to $1.4 million and $3.0 million for the three and six months ended June 30, 2003 from $2.5 million and $4.8 million for the same periods in 2002. The decrease in interest expense was primarily the result of the impact of a decrease in average outstanding debt. For the three months ended June 30, 2003, the decrease was also impacted by the decrease in the weighted average interest rate to 4.9% from 5.6% for the same period in 2002, which was the result of a decrease in the average interest rate on the Company's variable rate debt, including the lines of credit and secured financing. For the six months ended June 30, 2003, the decrease in interest expense was partially offset by the increase in the weighted average interest rate to 5.6% from 5.1% for the same period in 2002, which was the result of an increased impact of borrowing fees and costs on average interest rates due to lower average outstanding borrowings.

         United States

         The United States segment primarily consists of the Company's United States retail automobile loan operations.


(Dollars in thousands)                           THREE MONTHS                        THREE MONTHS
                                                     ENDED           % OF                ENDED           % OF
                                                 JUNE 30, 2003      REVENUE          JUNE 30, 2002      REVENUE
                                                 -------------      -------          -------------      -------
REVENUE:
Finance charges                                     $ 23,195          75.9%             $ 20,425          74.6%
Ancillary product income                               4,189          13.7                 3,332          12.2
Premiums earned                                          757           2.5                 1,054           3.8
Other income                                           2,403           7.9                 2,560           9.4
                                                    --------         -----              --------         -----
     Total revenue                                    30,544         100.0                27,371         100.0
COSTS AND EXPENSES:
General and administrative                             4,352          14.2                 5,043          18.4
Salaries and wages                                     7,199          23.6                 5,982          21.9
Sales and marketing                                    1,818           6.0                 1,577           5.8
Stock-based compensation expense                       1,353           4.4                   458           1.7
Provision for insurance and warranty claims              209           0.7                   570           2.1
Provision for credit losses                            1,490           4.9                   680           2.5
Interest                                                 958           3.1                 1,352           4.9
                                                    --------         -----              --------         -----
     Total costs and expenses                         17,379          56.9                15,662          57.3
                                                    --------         -----              --------         -----

Operating income                                      13,165          43.1                11,709          42.7
Foreign exchange loss                                    (18)         (0.1)                   (5)            -
                                                    --------         -----              --------         -----

Income before provision for income taxes              13,147          43.0                11,704          42.7
Provision for income taxes                             4,444          14.5                 4,384          16.0
                                                    --------         -----              --------         -----
Net income                                          $  8,703          28.5%             $  7,320          26.7%
                                                    ========         =====              ========         =====



(Dollars in thousands)                           SIX MONTHS                        SIX MONTHS
                                                    ENDED         % OF                ENDED          % OF
                                                JUNE 30, 2003    REVENUE          JUNE 30, 2002     REVENUE
                                               --------------- -----------       ---------------- -----------
REVENUE:
Finance charges                                    $ 43,954         73.4%            $ 40,007         74.1%
Ancillary product income                              9,038         15.1                6,505         12.0
Premiums earned                                       1,512          2.5                2,494          4.6
Other income                                          5,389          9.0                5,017          9.3
                                                   --------        -----             --------        -----
     Total revenue                                   59,893        100.0               54,023        100.0
COSTS AND EXPENSES:
General and administrative                            9,128         15.2                9,007         16.7
Salaries and wages                                   14,489         24.2               11,944         22.1
Sales and marketing                                   3,656          6.1                3,089          5.7
Stock-based compensation expense                      1,649          2.8                  848          1.6
Provision for insurance and warranty claims             308          0.5                1,133          2.1
Provision for credit losses                           4,072          6.8                1,193          2.2
Interest                                              1,904          3.2                2,459          4.6
                                                   --------        -----             --------        -----
     Total costs and expenses                        35,206         58.8               29,673         55.0
                                                   --------        -----             --------        -----

Operating income                                     24,687         41.2               24,350         45.0
Foreign exchange gain (loss)                            (29)           -                   12            -
                                                   --------        -----             --------        -----

Income before provision for income taxes             24,658         41.2               24,362         45.0
Provision for income taxes                            8,477         14.2               11,880         22.0
                                                   --------        -----             --------        -----
Net income                                         $ 16,181         27.0%            $ 12,482         23.0%
                                                   ========        =====             ========        =====



         Finance Charges. Finance charges increased to $23.2 million and $44.0 million for the three and six months ended June 30, 2003 from $20.4 million and $40.0 million for the same periods in 2002 primarily due to an increase in the average size of the Loan portfolio resulting from an increase in Loan originations in 2003. This increase was partially offset by a reduction in the average annualized yield on the Company's Loan portfolio to 12.9% and 12.6% for the three and six months ended June 30, 2003 from 13.0% for the same periods in 2002. This decrease was primarily due to an increase in the average initial contract term of the Company's Loan portfolio as of June 30, 2003 compared to the same period in 2002. Selected Loan origination data follows:


(Dollars in thousands)                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    DECEMBER 31,                      JUNE 30,                   JUNE 30,
                                      --------------------------------------  ------------------------   --------------------------
                                          2000         2001         2002          2003        2002           2003          2002
                                      ------------ ------------ ------------  ------------ -----------   ------------ -------------
Loan originations                        $371,045     $646,572     $571,690      $190,870     $134,829       $411,152      $306,883
Number of Loans originated                 45,898       61,277       49,650        14,736       11,678         32,942        27,481
Number of active dealer-partners (1)        1,130        1,120          789           677          571            721           687
Loans per active dealer-partner              40.6         54.7         62.9          21.8         20.5           45.7          40.0
Average Loan size                           $ 8.1       $ 10.6       $ 11.5        $ 13.0       $ 11.5         $ 12.5        $ 11.2


         (1) Active dealer-partners are dealer-partners who submitted at least one Loan during the period.

         Ancillary Product Income. Ancillary product income increased to $4.2 million and $9.0 million for the three and six months ended June 30, 2003 from $3.3 million and $6.5 million for the same periods in 2002 due to an increase in commissions on third party service contract products offered by dealer-partners, primarily due to the increase in Loan originations compared to the same periods in 2002.

         Premiums Earned. Premiums earned decreased to $800,000 and $1.5 million for the three and six months ended June 30, 2003 from $1.1 million and $2.5 million for the same periods in 2002 primarily due to a decrease in penetration rates on the Company's in-house service contract and credit life and accident and health products in 2002 and 2003.

         Other Income. Other income decreased to $2.4 million for the three months ended June 30, 2003 from $2.6 million for the same period in 2002 primarily due to a decrease of $150,000 in income from direct mail lead generation services as a result of the Company discontinuing its in-house direct mail lead generation program and referring dealer-partners to a third party provider of such services.

         Other income increased to $5.4 million for the six months ended June 30, 2003 from $5.0 million for the same period in 2002. The increase was due to interest income of $600,000 received from the Internal Revenue Service in connection with a change in tax accounting methods that affect the characterization and timing of revenue recognition for tax purposes, offset by a decrease of $100,000 in income from direct mail lead generation services as a result of the Company discontinuing its in-house direct mail lead generation program and referring dealer-partners to a third party provider of such services.

         General and Administrative. General and administrative expenses decreased to $4.4 million for the three months ended June 30, 2003 from $5.0 million for the same period in 2002 due to: (i) a decrease of $300,000 in depreciation expense due primarily to one of the Company's primary computer systems becoming fully depreciated in June 2002 and (ii) a decrease of $200,000 in losses on the retirement of assets resulting from the write-off of computer software in 2002.

         General and administrative expenses remained relatively consistent at $9.1 million for the six months ended June 30, 2003 compared to $9.0 million for the same period in 2002. A decrease of $400,000 in depreciation expense due primarily to one of the Company's primary computer systems becoming fully depreciated in June 2002 and a decrease of $200,000 in losses on the retirement of assets resulting from the write-off of computer software in 2002 were partially offset by the 2002 reversal of $300,000 in state tax related expense originally recorded in 2001.

         Salaries and Wages. Salaries and wages expenses increased to $7.2 million and $14.5 million for the three and six months ended June 30, 2003 from $6.0 million and $11.9 million for the same periods in 2002 resulting primarily from additions to the Company's corporate infrastructure in the second half of 2002.

         Sales and Marketing. Sales and marketing expenses increased to $1.8 million and $3.7 million for the three and six months ended June 30, 2003 from $1.6 million and $3.1 million for the same periods in 2002 due primarily to increased sales commissions as a result of increased unit volumes.

         Stock-based Compensation Expense. Stock-based compensation expense increased to $1.4 million and $1.6 million for the three and six months ended June 30, 2003 from $500,000 and $800,000 for the same periods in 2002. While the number of stock options outstanding declined during the periods, stock-based compensation expense increased as a result of a change in assumptions that reduced the period over which certain performance based stock options are expected to vest. Refer to Notes to Consolidated Financial Statements -- Note 10 for further discussion on the adoption of SFAS No. 123, "Accounting for Stock-Based Compensation".

         Provision for Insurance and Service Contract Claims. The provision for insurance and service contract claims, as a percent of premiums earned, decreased to 27.6% and 20.4% for the three and six months ended June 30, 2003 from 54.1% and 45.4% for the same periods in 2002. The decreases are due to: (i) the reserve for incurred but not reported claims on the Company's in-house service contract product not being reduced proportionally with the reduction in unearned premiums in 2002, thereby increasing claims expense as a percentage of premiums earned and (ii) an increase in the percent of total claims paid relating to the Company's credit life and accident and health products, which have a lower ratio of claims paid to premiums earned than the Company's service contract product.

         Provision for Credit Losses. The provision for credit losses increased to $1.5 million and $4.1 million for the three and six months ended June 30, 2003 from $700,000 and $1.2 million for the same periods in 2002. The provision for credit losses consists of two components: (i) a provision for losses on advances to dealer-partners that are not expected to be recovered through collections on the related Loan portfolio and (ii) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period. The increase in the provision for credit losses for the three months ended June 30, 2003 was due to: (i) an increase in the provision for losses on advances to $800,000 from $300,000 in 2002 and (ii) an increase in the provision for earned but unpaid revenue on Loans to $700,000 from $400,000 in 2002 which was due to the increase in the size of the Loan portfolio.

         The Company's current period provision for advance losses is comprised of: (i) estimated losses incurred during the current period on advances originated in the current period, (ii) estimated losses incurred during the current period on advances originated in prior periods due to changes in forecasted collection rates and (iii) revisions of prior period loss estimates for reasons not attributable to current period events. The Company estimates losses created on advances originated during the period, for which there is very little Loan performance data, using loss estimates on business originated in prior periods, adjusted for other variables, such as the spread between the advance rate and the forecasted collection rate, the volume of advances originated, and improvements in risk management and pricing compared to prior periods. The increase in the provision for losses on advances for the three months ended June 30, 2003 was due primarily to an increase in the estimate of losses on advances originated in this period. This was caused by the reduction in forecasted collection rates reported in the third and fourth quarters of 2002 and first quarter of 2003 which increased the estimate of losses on prior period advances. In addition, the increased provision for losses reflected higher levels of originations during the quarter ended June 30, 2003.

         For the six months ended June 30, 2003, the increase in the provision for credit losses was due primarily to a $2.5 million increase in the provision for advance losses as a result of a reduction in the Company's forecast of future collections on its portfolio of Loans in the first quarter of 2003.

         Provision for Income Taxes. The effective tax rate decreased to 33.8% and 34.4% for the three and six months ended June 30, 2003 from 37.5% and 48.8% for the same periods in 2002. The reduction in the effective tax rate for the three months ended June 30, 2003 was due to a change in estimate of taxes due on repatriation of United Kingdom earnings. This change in estimate was due to an increase in the United Kingdom pound sterling exchange rate versus the United States dollar which enabled the Company to utilize foreign tax credits that it had previously assumed would not be utilizable.

         The reduction in the effective tax rate for the six months ended June 30, 2003, was primarily due to a decrease of 16.3% resulting from an expense recorded in 2002 for estimated taxes due upon repatriation of prior years' earnings in the United Kingdom. The reduction in the effective tax rate for the six months ended June 30, 2003 was partially offset by an increase of 2.7% resulting from the reversal of expense in 2002 due to a change in estimate of state income tax owed.

         United Kingdom

         The United Kingdom segment consists of the Company's United Kingdom retail automobile loan operations. This segment is being liquidated as the Company decided to stop originating Loans in the United Kingdom effective June 30, 2003.




(Dollars in thousands)                             THREE MONTHS                        THREE MONTHS
                                                       ENDED           % OF               ENDED             % OF
                                                   JUNE 30, 2003     REVENUE          JUNE 30, 2002       REVENUE
                                                   -------------     -------          -------------       -------
REVENUE:
Finance charges                                       $  2,812          98.3 %          $  4,646            90.7 %
Ancillary product income                                    44           1.5                 462             9.0
Other income                                                 6           0.2                  17             0.3
                                                      --------      --------            --------        --------
     Total revenue                                       2,862         100.0               5,125           100.0
COSTS AND EXPENSES:
General and administrative                                 632          22.1                 621            12.1
Salaries and wages                                       1,176          41.1               1,055            20.6
Sales and marketing                                        638          22.3                 158             3.1
Stock-based compensation expense                            75           2.6                 107             2.1
Provision for credit losses                                811          28.4               1,160            22.6
United Kingdom asset impairment expense                 10,493         366.6                   -               -
Interest                                                     -             -                 235             4.6
                                                      --------      --------            --------        --------
     Total costs and expenses                           13,825         483.1               3,336            65.1
                                                      --------      --------            --------        --------

Operating income (loss)                                (10,963)       (383.1)              1,789            34.9
Foreign exchange gain                                        -             -                   3               -
                                                      --------      --------            --------        --------

Income (loss) before provision for income taxes        (10,963)       (383.1)              1,792            34.9
Provision (credit) for income taxes                     (3,369)       (117.7)                496             9.7
                                                      --------      --------            --------        --------
Net income (loss)                                     $ (7,594)       (265.4) %         $  1,296            25.2 %
                                                      ========      ========            ========        ========



(Dollars in thousands)                              SIX MONTHS                          SIX MONTHS
                                                       ENDED           % OF               ENDED              % OF
                                                   JUNE 30, 2003     REVENUE          JUNE 30, 2002        REVENUE
                                                   -------------     -------          -------------        -------
REVENUE:
Finance charges                                     $  5,914           86.2%             $  9,509            91.0%
Ancillary product income                                 928           13.5                   886             8.5
Other income                                              21            0.3                    50             0.5
                                                    --------          -----              --------           -----
     Total revenue                                     6,863          100.0                10,445           100.0
COSTS AND EXPENSES:
General and administrative                             1,192           17.4                 1,353            12.9
Salaries and wages                                     2,047           29.8                 2,086            20.0
Sales and marketing                                      944           13.8                   331             3.2
Stock-based compensation expense                         154            2.2                   199             1.9
Provision for credit losses                            1,245           18.1                 2,506            24.0
United Kingdom asset impairment expense               10,493          152.9                     -               -
Interest                                                   -              -                   558             5.3
                                                    --------          -----              --------           -----
     Total costs and expenses                         16,075          234.2                 7,033            67.3
                                                    --------          -----              --------           -----

Operating income (loss)                               (9,212)        (134.2)                3,412            32.7
Foreign exchange gain                                      -              -                     3               -
                                                    --------          -----              --------           -----

Income (loss) before provision for income taxes       (9,212)        (134.2)                3,415            32.7
Provision (credit) for income taxes                   (2,924)         (42.6)                  932             8.9
                                                    --------          -----              --------           -----
Net income (loss)                                   $ (6,288)         (91.6)%            $  2,483            23.8%
                                                    ========          =====              ========           =====


         Finance Charges. Finance charges decreased to $2.8 million and $5.9 million for the three and six months ended June 30, 2003 from $4.6 million and $9.5 million for the same periods in 2002 primarily as the result of a decrease in the average size of the Loan portfolio due to a decrease in Loan originations in 2002 and the first quarter of 2003. To a lesser extent, the decrease in finance charges was due to a reduction in the average annualized yield on the Company's Loan portfolio to 11.4% and 12.1% for the three and six months ended June 30, 2003 from 12.9% and 12.8% for the same periods in 2002. The decreases in the average annual yield were primarily due to increases in the: (i) average initial term of the Company's Loan portfolio as of June 30, 2003 compared to the same period in 2002 and (ii) non-accrual percentage to 28.8% as of June 30, 2003 from 27.1% as of the same period in 2002. Selected Loan origination data follows:


(Dollars in thousands)                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                  DECEMBER 31,                  JUNE 30,             JUNE 30,
                                         ------------------------------   -------------------   -------------------
                                           2000       2001       2002       2003       2002       2003       2002
                                         --------   --------   --------   --------   --------   --------   --------
Loan originations                        $142,228   $122,817   $ 43,325   $ 13,358   $  9,365   $ 22,784   $ 26,903
Number of Loans originated                 10,664      9,121      3,062        758        651      1,363      1,955
Number of active dealer-partners(1)           205        215        147         65         45         86        151
Loans per active dealer-partner              52.0       42.4       20.8       11.7       14.5       15.8       12.9
Average Loan size                        $   13.3   $   13.5   $   14.1   $   17.6   $   14.4   $   16.7   $   13.8



         (1) Active dealer-partners are dealer-partners who submitted at least one Loan during the period.

         Ancillary product income. Ancillary product income decreased to $50,000 for the three months ended June 30, 2003 from $500,000 for the same period in 2002 primarily due to: (i) a refund of $150,000 of profit sharing income on ancillary products to an ancillary product provider which was based on volume targets no longer attainable due to the decision to stop Loan originations and
(ii) a change in the Company's revenue recognition policy for ancillary products in the third quarter of 2002. Prior to the change in revenue recognition policy, the Company recognized ancillary product revenue over the life of the Loan or ancillary product, depending upon the product. The Company's current policy is to recognize this revenue at the time the ancillary product is sold. The change in the Company's revenue recognition policy, combined with a decline in Loan originations in 2002 and the first quarter of 2003, resulted in a decrease in ancillary product commissions.

         Ancillary product income remained consistent at $900,000 for the six months ended June 30, 2003 and 2002 due to the receipt of $500,000 in revenue under an ancillary products profit sharing agreement with an insurance provider, offset by a decrease of $500,000 resulting from the change in the revenue recognition policy and decline in Loan originations in 2002 and the first quarter of 2003.

         Other Income. Other income remained relatively consistent for the three and six months ended June 30, 2003 and 2002.

         General and Administrative. General and administrative expenses remained consistent at $600,000 for the three months ended June 30, 2003 and 2002. General and administrative expenses remained relatively consistent at $1.2 million for the six months ended June 30, 2003 compared to $1.4 million for the same period in 2002.

         Salaries and Wages. Salaries and wages expenses remained relatively consistent at $1.2 million and $2.0 million for the three and six months ended June 30, 2003 compared to $1.1 million and $2.1 million for the same periods in 2002. Employee severance costs of $250,000 associated with the Company's decision to stop Loan originations in the United Kingdom were offset by a decrease in salaries and wages of $100,000 and $400,000 for the three and six months ended June 30, 2003, respectively, as a result of a reduction in staffing levels.

         Sales and Marketing. Sales and marketing expenses increased to $600,000 and $900,000 for the three and six months ended June 30, 2003 from $200,000 and $300,000 for the same periods in 2002 primarily due to: (i) employee severance costs of $250,000 associated with the Company's decision to stop Loan originations in the United Kingdom and (ii) increased salaries and wages of $200,000 and $400,000, respectively, as a result of an increase in sales and marketing personnel in an effort to increase Loan originations.

         Stock-based Compensation Expense. Stock-based compensation expense remained consistent at $100,000 and $200,000 for the three and six months ended June 30, 2003 and 2002. Refer to Notes to Consolidated Financial Statements --
Note 10 for further discussion on the adoption of SFAS No. 123, "Accounting for Stock-Based Compensation".

         Provision for Credit Losses. The provision for credit losses decreased to $800,000 and $1.2 million for the three and six months ended June 30, 2003 from $1.2 million and $2.5 million for the same periods in 2002. The provision for credit losses consists of two components: (i) a provision for losses on advances to dealer-partners that are not expected to be recovered through collections on the related Loan portfolio; and (ii) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period. The decreases in the provision for credit losses were primarily due to decreases in the provision for losses on advances to dealer-partners to $700,000 and $1.1 million in the three and six months ended June 30, 2003, respectively, from $1.1 million and $2.2 million for the same periods in 2002, respectively, due to an increase in the spread between the advance rate and the forecasted collection rate.

         United Kingdom Asset Impairment Expense. Effective June 30, 2003, the Company elected to stop originating Loans in the United Kingdom. As a result of this decision, the Company recorded an expense consisting of: (i) $9.8 million to reduce the carrying value of the operation's dealer-partner advances to the present value (using a discount rate of 13%) of the forecasted cash flows relating to the dealer-partner advances less estimated future servicing expenses and (ii) a write-off of $700,000 of fixed assets which will no longer be used in the operation. In determining the impairment of dealer-partner advances, the Company analyzed the expected cash flows from this operation assuming lower collection rates than were assumed before the decision to liquidate. These lower collection rates reflect uncertainties (such as potentially higher employee turnover or reduced morale) in the servicing environment that may arise as a result of the decision to liquidate. Refer to Notes to Consolidated Financial Statements -- Note 2 for further discussion on the impairment analysis in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

         Provision (Credit) for Income Taxes. The effective tax rate increased to 30.7% and 31.7% for the three and six months ended June 30, 2003 from 27.7% and 27.3% for the same periods in 2002. The changes in the effective rate for the three and six months ended June 30, 2003 were attributable to a restructuring of the legal entities within this business segment. This restructuring provides the United Kingdom business segment with a fixed dollar amount of tax benefit. The impact of this fixed benefit on the effective tax rates varies based upon (i) whether the business segment reports income or loss, and (ii) the amount of the income or loss. For the three and six months ended June 30, 2002, the restructuring tax benefit reduced the effective tax rate on the business segments earnings. For the three and six months ended June 30, 2003, since the business segment reported a pre-tax loss, the restructuring tax benefit increased the amount of the credit for income taxes, thereby increasing the effective tax rate. This increase in the effective tax rate was partially offset by a reduction in the impact of the restructuring benefit on the effective tax rate due to the magnitude of the loss in 2003.

         Automobile Leasing

         The Automobile Leasing segment consists of the Company's automobile leasing operations. This segment is being liquidated as the Company decided to stop originating leases in early 2002.




(Dollars in thousands)                THREE MONTHS                         THREE MONTHS
                                          ENDED            % OF               ENDED            % OF
                                      JUNE 30, 2003      REVENUE          JUNE 30, 2002      REVENUE
                                      -------------      -------          -------------      -------
REVENUE:
Lease revenue                            $ 1,784           85.9%             $ 4,428           92.6%
Other income                                 293           14.1                  353            7.4
                                         -------         ------              -------          -----
     Total revenue                         2,077          100.0                4,781          100.0
COSTS AND EXPENSES:
General and administrative                   139            6.7                  485           10.1
Salaries and wages                           247           11.9                  348            7.3
Provision for credit losses                  555           26.7                1,330           27.8
Depreciation of leased assets              1,167           56.2                2,566           53.7
Interest                                     253           12.2                  584           12.2
                                         -------         ------              -------          -----
     Total costs and expenses              2,361          113.7                5,313          111.1
                                         -------         ------              -------          -----

Operating loss                              (284)         (13.7)                (532)         (11.1)
Foreign exchange gain                         32            1.5                   13            0.3
                                         -------         ------              -------          -----
Loss before credit for income taxes         (252)         (12.2)                (519)         (10.8)
Credit for income taxes                      (99)          (4.8)                (214)          (4.5)
                                         -------         ------              -------          -----
Net loss                                 $  (153)          (7.4)%            $  (305)          (6.3)%
                                         =======         ======              =======          =====




(Dollars in thousands)                   SIX MONTHS                          SIX MONTHS
                                            ENDED            % OF               ENDED            % OF
                                        JUNE 30, 2003      REVENUE          JUNE 30, 2002      REVENUE
                                        -------------      -------          -------------      -------
REVENUE:
Lease revenue                             $  4,120          87.5 %            $  9,587          93.3 %
Other income                                   586           12.5                  684            6.7
                                          --------          -----             --------          -----
     Total revenue                           4,706          100.0               10,271          100.0
COSTS AND EXPENSES:
General and administrative                     437            9.3                1,279           12.5
Salaries and wages                             520           11.0                  792            7.7
Sales and marketing                              -              -                   21            0.2
Provision for credit losses                  1,193           25.4                2,849           27.7
Depreciation of leased assets                2,715           57.7                5,507           53.6
Interest                                       665           14.1                1,200           11.7
                                          --------          -----             --------          -----
     Total costs and expenses                5,530          117.5               11,648          113.4
                                          --------          -----             --------          -----

Operating loss                                (824)         (17.5)              (1,377)         (13.4)
Foreign exchange gain                           58            1.2                   12              -
                                          --------          -----             --------          -----

Loss before credit for income taxes           (766)         (16.3)              (1,365)         (13.4)
Credit for income taxes                       (298)          (6.3)                (509)          (5.0)
                                          --------          -----             --------          -----
Net loss                                  $   (468)         (10.0)%           $   (856)         (8.4) %
                                          ========          =====             ========          =====


         Lease Revenue. Lease revenue decreased to $1.8 million and $4.1 million for the three and six months ended June 30, 2003 from $4.4 million and $9.6 million for the same periods in 2002 primarily due to the decrease in the dollar value of the Company's lease portfolio. The decrease was the result of the Company's decision to stop originating automobile leases in the first quarter of 2002.

         Other Income. Other income, as a percent of revenue, increased to 14.1% and 12.5% for the three and six months ended June 30, 2003 from 7.4% and 6.7% for the same periods in 2002 due to revenue from gains recognized on leases terminated before their maturity date remaining consistent as lease revenue declined.

         General and Administrative. General and administrative expenses decreased to $100,000 and $400,000 for the three and six months ended June 30, 2003 from $500,000 and $1.3 million for the same periods in 2002 primarily due to a decreases of: (i) $200,000 and $400,000, respectively, in the provision for uncollectible receivables from dealer-partners for ancillary product charge backs on repossessed leased vehicles and (ii) $100,000 in third party lease servicing costs due to a reduction in the number of leases being serviced. For the six months ended June 30, 2003, the decrease was also due to an expense of $100,000 recorded in 2002 for the impairment of certain assets.

         Salaries and Wages. Salaries and wages expenses, as a percent of revenue, increased to 11.9% and 11.0% for the three and six months ended June 30, 2003 from 7.3% and 7.7% for the same periods in 2002 primarily due to servicing salaries and wages expenses declining at a slower rate than the decline in revenue producing leases.

         Sales and Marketing. There were no sales and marketing expenses for the three and six months ended June 30, 2003 due to discontinuing automobile lease originations in January 2002.

         Provision for Credit Losses. The provision for credit losses, as a percent of revenue, decreased to 26.7% and 25.4% for the three and six months ended June 30, 2003 from 27.8% and 27.7% for the same periods in 2002 primarily due to the decline in the frequency of lease repossessions.

         Depreciation of Leased Assets. Depreciation of leased assets, including the amortization of initial direct lease costs, is recorded on a straight-line basis to the residual value of leased vehicles over their scheduled lease terms. Depreciation expense, as a percent of revenue, increased to 56.2% and 57.7% for the three and six months ended June 30, 2003 from 53.7% and 53.6% for the same periods in 2002 primarily due to a reduction in the average residual value, as a percent of original lease value, in the lease portfolio.

         Credit for Income Taxes. The effective tax rate decreased to 39.3% for the three months ended June 30, 2003 from 41.2% for the same period in 2002. The effective tax rate increased to 38.9% for the six months ended June 30, 2003 from 37.3% for the same period in 2002. The changes in the effective tax rates did not have material impact on financial results.

         Other

         The Other segment consists of the Company's Canadian retail automobile loan operations and secured lines of credit and floorplan financing products offered to certain dealer-partners. In June 2003, the Company decided to stop originating Loans in Canada. The Company is also reducing its investment in secured lines of credit and floorplan financing offered to certain dealer-partners.




(Dollars in thousands)                   THREE MONTHS                     THREE MONTHS
                                             ENDED          % OF              ENDED          % OF
                                         JUNE 30, 2003     REVENUE        JUNE 30, 2002     REVENUE
                                         -------------     -------        -------------     -------
REVENUE:
Finance charges                              $  424          86.7%            $  451          34.4%
Other income                                     65          13.3                861          65.6
                                             ------         -----             ------         -----
     Total revenue                              489         100.0              1,312         100.0
COSTS AND EXPENSES:
General and administrative                       75          15.3                234          17.8
Salaries and wages                               65          13.3                 63           4.8
Sales and marketing                              27           5.5                 74           5.6
Provision for credit losses                       7           1.4                392          29.9
Interest                                        190          38.9                286          21.8
                                             ------         -----             ------         -----
     Total costs and expenses                   364          74.4              1,049          79.9
                                             ------         -----             ------         -----

Income before provision for income taxes        125          25.6                263          20.1
Provision for income taxes                       73          14.9                108           8.2
                                             ------         -----             ------         -----
Net income                                   $   52          10.7%            $  155          11.9%
                                             ======         =====             ======         =====


(Dollars in thousands)                       SIX MONTHS                          SIX MONTHS
                                                ENDED            % OF               ENDED            % OF
                                            JUNE 30, 2003      REVENUE          JUNE 30, 2002      REVENUE
                                            -------------      -------          -------------      -------
REVENUE:
Finance charges                                $  819            56.9%              $  891           32.9%
Other income                                      620            43.1                1,817           67.1
                                               ------           -----               ------          -----
     Total revenue                              1,439           100.0                2,708          100.0
COSTS AND EXPENSES:
General and administrative                        204            14.2                  461           17.0
Salaries and wages                                148            10.3                  130            4.8
Sales and marketing                                60             4.2                  149            5.5
Provision for credit losses                       262            18.2                  529           19.5
Interest                                          428            29.7                  545           20.1
                                               ------           -----               ------          -----
     Total costs and expenses                   1,102            76.6                1,814           66.9
                                               ------           -----               ------          -----

Income before provision for income taxes          337            23.4                  894           33.1
Provision for income taxes                        161            11.2                  340           12.6
                                               ------           -----               ------          -----
Net income                                     $  176            12.2%              $  554           20.5%
                                               ======           =====               ======          =====


         Finance charges. Finance charges decreased to $400,000 and $800,000 for the three and six months ended June 30, 2003 from $500,000 and $900,000 for the same periods in 2002. Finance charges decreased for the three and six months ended June 30, 2003 primarily due to a reduction in the average annualized yield on the Company's Loan portfolio to 12.5% and 12.2% for the three and six months ended June 30, 2003 from 13.0% and 12.8% for the same periods in 2002. This decrease was primarily due to an increase in the percent of non-accrual Loans to 20.0% as of June 30, 2003 from 17.4% as of the same period in 2002.

         Other Income. Other income decreased to $100,000 and $600,000 for the three and six months ended June 30, 2003 from $900,000 and $1.8 million for the same periods in 2002. The decreases for the three and six months ended June 30, 2003 are primarily due to the decreases in revenue from secured lines of credit and floorplan financing offered to certain dealer-partners of $800,000 and $1.2 million, respectively, as the Company continues to reduce its investment in these products.

         General and Administrative. General and administrative expenses decreased to $100,000 and $200,000 for the three and six months ended June 30, 2003 from $200,000 and $500,000 for the same periods in 2002 as a result of a general reduction in the amount of resources dedicated to the Canadian operations.

         Salaries and Wages. Salaries and wages expenses, as a percent of revenue, increased to 13.3% and 10.3% for the three and six months ended June 30, 2003 from 4.8% for the same periods in 2002 primarily due to salaries and wages relating to the Company's floorplan and line of credit loan products remaining relatively constant as the income from these products declined as a result of the Company's decision to decrease its investment in these products.

         Sales and Marketing. Sales and marketing expenses decreased to $50,000 for the three and six months ended June 30, 2003 from $100,000 for the same periods in 2002 due primarily to decreased sales commissions in the Canadian automobile loan operations as a result of decreased unit volumes.

         Provision for Credit Losses. The provision for credit losses decreased by $400,000 and $300,000, respectively, for the three and six months ended June 30, 2003 compared to the same periods in 2002 primarily due to the decreases in the provision for floorplan loan losses as the Company continues to reduce its investment in this product.

         Provision for Income Taxes. The effective tax rate increased to 58.4% and 47.8% for the three and six months ended June 30, 2003 from 41.1% and 38.0% for the same periods in 2002. The increases in the effective rate for the three and six months ended June 30, 2003 compared to the same periods in 2002 were due to losses reported in the floorplan and line of credit businesses in 2003. These businesses are based in the United States, and have a lower effective tax rate than the Canadian automobile loan business. As a result, the tax benefit from losses incurred in these businesses does not fully offset taxes relating to profits earned in the Canadian automobile loan operation, thereby increasing the effective tax rate for the business segment.

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

Consolidated

(Dollars in thousands)                           THREE MONTHS                           THREE MONTHS
                                                     ENDED       % OF AVERAGE               ENDED       % OF AVERAGE
                                                 JUNE 30, 2003    CAPITAL (1)           JUNE 30, 2002    CAPITAL (1)
                                                --------------- ---------------       ---------------- ---------------
REVENUE:
Finance charges                                     $   26,431            24.1 %           $   25,522            21.5 %
Lease revenue                                            1,784             1.6                  4,428             3.7
Ancillary product income                                 4,233             3.9                  3,794             3.2
Premiums earned                                            757             0.7                  1,054             0.9
Other income                                             2,767             2.5                  3,791             3.2
                                                --------------- ---------------       ---------------- ---------------
     Total revenue                                      35,972            32.8                 38,589            32.5
COSTS AND EXPENSES:
General and administrative                               5,198             4.7                  6,383             5.4
Salaries and wages                                       8,687             7.9                  7,448             6.3
Sales and marketing                                      2,483             2.2                  1,809             1.5
Stock-based compensation expense                         1,428             1.3                    565             0.5
Provision for insurance and warranty claims                209             0.2                    570             0.5
Provision for credit losses                              2,863             2.6                  3,562             3.0
Depreciation of leased assets                            1,167             1.1                  2,566             2.1
United Kingdom asset impairment expense                 10,493             9.6                      -               -
Interest                                                 1,401             1.3                  2,457             2.1
                                                --------------- ---------------       ---------------- ---------------
     Total costs and expenses                           33,929            30.9                 25,360            21.4
                                                --------------- ---------------       ---------------- ---------------
Operating income                                         2,043             1.9                 13,229            11.1
Foreign exchange gain                                       14               -                     11               -
                                                --------------- ---------------       ---------------- ---------------

Income before provision for income taxes                 2,057             1.9                 13,240            11.1
Provision for income taxes                               1,049             1.0                  4,774             4.0
                                                --------------- ---------------       ---------------- ---------------
Net income                                           $   1,008             0.9 %            $   8,466             7.1 %
                                                =============== ===============       ================ ===============

Average capital (1)                                  $ 438,684                              $ 474,285




(Dollars in thousands)                           SIX MONTHS                             SIX MONTHS
                                                    ENDED       % OF AVERAGE               ENDED       % OF AVERAGE
                                                JUNE 30, 2003    CAPITAL (1)           JUNE 30, 2002    CAPITAL (1)
                                               --------------- ---------------        --------------- ---------------
REVENUE:
Finance charges                                      $ 50,687            23.4 %             $ 50,407            21.0 %
Lease revenue                                           4,120             1.9                  9,587             4.0
Ancillary product income                                9,966             4.6                  7,391             3.1
Premiums earned                                         1,512             0.7                  2,494             1.0
Other income                                            6,616             3.0                  7,568             3.1
                                               --------------- ---------------        --------------- ---------------
     Total revenue                                     72,901            33.6                 77,447            32.2
COSTS AND EXPENSES:
General and administrative                             10,961             5.1                 12,100             5.0
Salaries and wages                                     17,204             7.9                 14,952             6.2
Sales and marketing                                     4,660             2.1                  3,590             1.5
Stock-based compensation expense                        1,803             0.8                  1,047             0.4
Provision for insurance and warranty claims               308             0.1                  1,133             0.5
Provision for credit losses                             6,772             3.1                  7,077             3.0
Depreciation of leased assets                           2,715             1.3                  5,507             2.3
United Kingdom asset impairment expense                10,493             4.9                      -               -
Interest                                                2,997             1.4                  4,762             2.0
                                               --------------- ---------------        --------------- ---------------
     Total costs and expenses                          57,913            26.7                 50,168            20.9
                                               --------------- ---------------        --------------- ---------------

Operating income                                       14,988             6.9                 27,279            11.3
Foreign exchange gain                                      29               -                     27               -
                                               --------------- ---------------        --------------- ---------------

Income before provision for income taxes               15,017             6.9                 27,306            11.3
Provision for income taxes                              5,416             2.5                 12,643             5.2
                                               --------------- ---------------        --------------- ---------------
Net income                                            $ 9,601             4.4 %             $ 14,663             6.1 %
                                               =============== ===============        =============== ===============

Average capital (1)                                 $ 434,022                              $ 480,620



     (1) Average capital is equal to the average amount of debt and equity during the period in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The calculation of average capital follows:


(Dollars in thousands)                   THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                      -----------------------------------   -----------------------------
                                           2003               2002              2003            2002
                                      ----------------   ----------------   -------------   -------------
Average debt                                $ 101,821          $ 172,077        $101,147        $182,381

Average shareholders' equity                  336,863            302,208         332,875         298,239
                                      ----------------   ----------------   -------------   -------------
Average capital                             $ 438,684          $ 474,285        $434,022        $480,620
                                      ================   ================   =============   =============



RETURN ON CAPITAL ANALYSIS

         Return on capital is equal to net operating profit after-tax (net income plus interest expense after-tax) divided by average capital as follows:


(Dollars in thousands)             THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                -----------------------------------    ----------------------------
                                     2003               2002              2003            2002
                                ----------------   ----------------    ------------    ------------
Net income                              $ 1,008            $ 8,466         $ 9,601        $ 14,663

Interest expense                        $ 1,401            $ 2,457         $ 2,997         $ 4,762
Tax rate                                  65.0%              65.5%           65.0%           65.6%
                                ----------------   ----------------    ------------    ------------
Interest expense after-tax                $ 911            $ 1,609         $ 1,948         $ 3,124
                                ----------------   ----------------    ------------    ------------
Net operating profit after-tax          $ 1,919           $ 10,075        $ 11,549        $ 17,787
                                ================   ================    ============    ============

Average capital                       $ 438,684          $ 474,285        $434,022        $480,620
                                ================   ================    ============    ============

Return on capital                          1.7%               8.5%            5.3%            7.4%


         The Company's return on capital decreased to 1.7% and 5.3% for the three and six months ended June 30, 2003 from 8.5% and 7.4% for the same periods in 2002. The decreases in return on capital were primarily due to a reduction in the return on capital in the United Kingdom business segment as a result of the $7,238,000 after-tax adjustment for asset impairment and accrued expenses related to the Company's decision to stop originating Loans in the United Kingdom. This adjustment decreased the Company's reported return on capital by 6.6% and 3.4% for the three and six months ended June 30, 2003, respectively. Refer to Notes to Consolidated Financial Statements -- Note 2 for further discussion on the impairment analysis in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

         For the three months ended June 30, 2003, the reduction in the return on capital was also due to decreases in the return on capital in the Automobile Leasing and Other business segments. Partially offsetting the decreases in the return on capital in the United Kingdom, Automobile Leasing and Other segments was an increase in the return on capital in the United States to 10.2% in 2003 from 9.4% in 2002 and an increase in the percent of total capital invested in the United States to 83.6% in 2003 from 73.6% in 2002. The increase in the return on capital in the United States was due to increases in: (i) finance charges as a percent of average capital due to a reduction in the amount advanced to dealer-partners as a percent of the gross Loan amount, and (ii) ancillary product income, which is recognized upon the sale of the ancillary product. Ancillary product income, as a percent of average capital, increased as a result of Loan originations increasing at a faster rate than average capital in the United States. Partially offsetting these increases in revenue were increases in the following expenses as a percent of average capital: (i) salaries and wages due to the increase in corporate infrastructure in the second half of 2002, (ii) stock-based compensation expense as a result of a change in assumptions that reduced the period over which certain performance based stock options are expected to vest, and (iii) provision for credit losses due to increases in the provision for advance losses and the provision for earned but unpaid revenue.

         For the six months ended June 30, 2003, the reduction in the return on capital was also due to decreases in the return on capital in the Automobile Leasing and Other business segments. Partially offsetting the decreases in the return on capital in the United Kingdom, Automobile Leasing and Other segments was an increase in the return on capital in the United States to 9.8% in 2003 from 8.1% in 2002 and an increase in the percent of total capital invested in the United States to 82.1% in 2003 from 72.6% in 2002. The increase in the return on capital in the United States was due to increases in: (i) finance charges as a percent of average capital due to a reduction in the amount advanced to dealer-partners as a percent of the gross Loan amount, and (ii) ancillary product income, which is recognized upon the sale of the ancillary product. Ancillary product income, as a percent of average capital, increased as a result of Loan originations increasing at a faster rate than average capital in the United States. Partially offsetting these increases in revenue were increases in the following expenses as a percent of average capital: (i) salaries and wages due to the increase in corporate infrastructure in the second half of 2002, (ii) stock-based compensation expense as a result of a change in assumptions that reduced the period over which certain performance based stock options are expected to vest, (iii) provision for credit losses due to increases in the provision for advance losses in the first quarter of 2003 due to a decline in recovery rates versus the prior trend line, and (iv) provision for income taxes for two tax related adjustments in 2002.


ECONOMIC PROFIT

         Economic profit or loss represents net operating profit after-tax less an imputed cost of equity. By considering an imputed cost of equity, the Company's economic profit or loss calculation differs from net income or loss under GAAP, which does not assign a cost of equity. Management assumes a cost of equity equal to 10% of average shareholders' equity in its economic profit or loss calculations, which approximates the long-term rate of return on publicly traded equity investments. Economic profit or loss is a measurement of how efficiently the Company utilizes its capital. The Company has used economic profit internally since January 1, 2000 to evaluate its performance. The Company's goal is to maximize the amount of economic profit per share generated. The Company generated an economic loss of ($7,414,000), or ($0.18) per adjusted share, for the three months ended June 30, 2003 compared to an economic profit of $911,000, or $0.02 per adjusted share, for the same period in 2003. The economic loss increased to ($7,043,000), or ($0.17) per adjusted share, for the six months ended June 30, 2003 from ($249,000), or ($0.01) per adjusted share, for the same period in 2002.

         The following presents the calculation of the Company's economic loss for the periods indicated (dollars in thousands, except per share data):


                                                 FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                              ----------------------------------   ----------------------------------
                                                   2003               2002              2003              2002
                                              ----------------   ---------------   ---------------   ----------------
Economic profit (loss)
Net income (1)                                        $ 1,008           $ 8,466           $ 9,601           $ 14,663
Imputed cost of equity at 10% (2)                      (8,422)           (7,555)          (16,644)           (14,912)
                                              ----------------   ---------------   ---------------   ----------------
Total economic profit (loss)                         $ (7,414)            $ 911          $ (7,043)            $ (249)

Weighted average shares outstanding                42,321,170        42,535,312        42,317,443         42,486,667
Economic profit (loss) per share (3)                  $ (0.18)           $ 0.02           $ (0.17)           $ (0.01)



     (1) Consolidated net income from the Consolidated Statement of Income. See "Item 1. Consolidated Financial Statements."
     (2) Cost of equity is equal to 10% (on an annual basis) of total average shareholders' equity, which was $336,863,000 and $332,875,000 for the three and six months ended June 30, 2003, respectively, and $302,208,000 and $298,239,000 for the three and six months ended June 30, 2002, respectively, calculated as described in the Average Capital Analysis.
     (3) Economic profit (loss) per share equals the economic profit (loss) divided by the weighted average shares outstanding.

CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the reserve for advance losses, the allowance for credit losses, and the allowance for lease vehicle losses. Item 7 of the Company's Annual Report on Form 10-K discusses several critical accounting policies, which the Company believes involve a high degree of judgment and complexity. There have been no material changes to that information during the three and six months ended June 30, 2003.

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

         The Company's cash flow requirements are dependent on future levels of Loan originations. In the three and six months ended June 30, 2003, the Company experienced increases in Loan originations compared to the same periods in 2002 primarily due to increases in the number of active dealer-partners and Loans per active dealer-partner. The Company expects Loan originations to increase in future periods and, to the extent this trend does continue, the Company will experience an increase in its need for capital.

         The Company currently finances its operation through: (i) a bank line of credit facility; (ii) secured financings; (iii) a mortgage loan; and (iv) capital lease obligations.

         Line of Credit Facility -- At June 30, 2003, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 9, 2005. The agreement provides that, at the Company's discretion, interest is payable at either the eurodollar rate plus 140 basis points, or at the prime rate (4.0% as of June 30, 2003). The eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of advances to dealer-partners and leased vehicles (as reflected in the consolidated financial statements and related notes), less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay annual and quarterly fees on the amount of the commitment. As of June 30, 2003, there was approximately $8.3 million outstanding under this facility.

         Secured Financing -- On June 27, 2003, the Company's wholly-owned subsidiary, Credit Acceptance Funding 2003-1 LLC ("Funding 2003-1"), completed a secured financing transaction, in which Funding 2003-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2003-1, dealer-partner advances having a carrying amount of approximately $134.0 million to Funding 2003-1, which, in turn, conveyed the advances to a trust, which issued $100 million in notes to qualified institutional investors. A financial insurance policy was issued in connection with the transaction by Radian Asset Assurance. The policy guarantees the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes are rated "AA" by Standard & Poor's Rating Services. The proceeds of the secured financing were used by the Company to reduce outstanding borrowings under the Company's credit facility. Until December 15, 2003, the Company and Funding 2003-1 may receive additional proceeds from the transaction by having the Company convey additional dealer-partner advances to Funding 2003-1 which could then be conveyed by Funding 2003-1 to the trust and used by the trust as collateral to support additional borrowings. The secured financing creates loans for which the trust is liable and which are secured by security interests in all assets of the trust and of Funding 2003-1. Such loans are non-recourse to the Company, even though the trust, Funding 2003-1 and the Company are consolidated for financial reporting purposes. The notes bear interest at a fixed rate of 2.77%. The expected annualized cost of the secured financing, including underwriters fees, the insurance premium and other costs is approximately 6.8%. As Funding 2003-1 is organized as a separate legal entity from the Company, assets of Funding 2003-1 (including the conveyed dealer-partner advances) will not be available to satisfy the general obligations of the Company until the secured financing is repaid. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed dealer-partner advances and related Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of such collections until the trust's underlying indebtedness is paid in full, either through such collections or through a prepayment of the indebtedness. Thereafter, remaining collections would be paid over to Funding 2003-1 as the sole beneficiary of the trust where they would be available to be distributed to the Company as the sole member of Funding 2003-1, or the Company may choose to cause Funding 2003-1 to repurchase the remaining dealer-partner advances from the trust and then dissolve, whereby the Company would become the owner of such remaining collections.

         The secured financing transaction that had been outstanding as of March 31, 2003 between the Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. ("Warehouse Funding"), and an institutional investor, in which Warehouse Funding had received $75.0 million in financing, was repaid in the second quarter of 2003. The Company has completed a total of nine secured financing transactions, eight of which have been repaid in full. Information about the currently outstanding secured financing transaction is as follows (dollars in thousands):



                                               Secured Financing     Secured Dealer        Balance as
Issue                            Original          Balance at        Advance Balance       Percent of
Number         Close Date        Balance         June 30, 2003      at June 30, 2003    Original Balance
------         ----------        --------      ------------------   ----------------    ----------------
2003-1         June 2003         $100,000          $100,000 *           $134,892              100%

* Bears a fixed interest rate of 2.77% and is anticipated to fully amortize within 16 months.

         Mortgage Loan -- The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. The loan matures on May 1, 2004, bearing interest at a fixed rate of 7.07%, and requires monthly payments of $99,582 and a balloon payment at maturity for the balance of the loan. The Company believes that the monthly payments under the mortgage loan can be made from cash resources available to the Company and that the balloon payment will be refinanced at the time it is due.

         Capital Lease Obligations -- As of June 30, 2003, the Company has twelve capital lease obligations outstanding related to various computer equipment, with monthly payments totaling $82,598. These capital lease obligations bear interest at rates ranging from 4.45% to 9.22% and have maturity dates between June 2004 and March 2006. The Company believes that capital lease obligation payments can be made from cash resources available to the Company at the time such payments are due.

         The Company's total balance sheet indebtedness increased to $115.7 million at June 30, 2003 from $109.8 million at December 31, 2002. In addition to the balance sheet indebtedness as of June 30, 2003, the Company also has contractual obligations resulting in future minimum payments under operating leases.

         A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                                       PERIOD OF REPAYMENT
                                                  ---------------------------------------------
CONTRACTUAL OBLIGATIONS                             < 1 YEAR       1-3 YEARS       > 3 YEARS         TOTAL
                                                  -------------  ---------------  -------------  --------------
Secured financing                                     $ 75,000         $ 25,000            $ -       $ 100,000
Lines of credit                                          4,275            4,030              -           8,305
Mortgage loan                                            5,813                -              -           5,813
Capital lease obligations                                  909              629              -           1,538
Non-cancelable operating lease obligations                 336              446            278           1,060
                                                  -------------  ---------------  -------------  --------------
   Total contractual cash obligations                 $ 86,333         $ 30,105          $ 278       $ 116,716
                                                  =============  ===============  =============  ==============



         United Kingdom Repatriation -- As a result of the Company's decision to stop Loan originations in the United Kingdom, the capital invested in the United Kingdom operation will be reinvested in the United States operation. Based on management's analysis of estimated future cash flows, the Company expects that approximately $50.9 million will be recovered and reinvested in the United States. It is expected that approximately 70% of this amount will be recovered within one year, 90% within two years, and the remainder within three years. In order to manage the foreign currency risk associated with the expected cash flows, the Company entered into forward contracts to deliver 29.0 million pounds sterling to the commercial bank which will be exchanged into United States dollars at an agreed upon rate with a commercial bank beginning July 31, 2003 through June 30, 2005.

         Repurchase and Retirement of Common Stock -- In 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 1999. That program authorized the Company to purchase up to 1.0 million common shares on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. On each of February 7, 2000, June 7, 2000, July 13, 2000,
November 10, 2000, and May 20, 2002, the Company's Board of Directors authorized increases in the Company's stock repurchase program of an additional 1.0 million shares. As of June 30, 2003, the Company has repurchased approximately 5.2 million shares of the 6.0 million shares authorized to be repurchased under this program at a cost of $32.5 million. The 6.0 million shares, which can be repurchased through the open market or in privately negotiated transactions, represent approximately 13.0% of the shares outstanding at the beginning of the program.

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

         The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. These forward-looking statements represent the Company's outlook only as of the date of this report. While the Company believes that its forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference, without limitation, include the following:

         - increased competition from traditional financing sources and from non-traditional lenders,
         - the unavailability of funding at competitive rates of interest,
         - the Company's potential inability to continue to obtain third party financing on favorable terms,
         - the Company's potential inability to generate sufficient cash flow to service its debt and fund its future operations,
         -        adverse changes in applicable laws and regulations,
         -        adverse changes in economic conditions,
         - adverse changes in the automobile or finance industries or in the non-prime consumer finance market,
         - the Company's potential inability to maintain or increase the volume of Loans,
         - the Company's potential inability to accurately forecast and estimate future collections and historical collection rates,
         - the Company's potential inability to accurately estimate the residual values of the lease vehicles,
         - an increase in the amount or severity of litigation against the Company,
         -        the loss of key management personnel, and
         -        the effect of terrorist attacks and potential attacks.

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


ITEM 4.       CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                          PART II. - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On June 6, 2003, the Board of Directors approved amendments to the Company's Bylaws modifying the provisions relating to indemnification included in Article XI. The Amended and Restated Bylaws are attached to this Form 10-Q as an exhibit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 15, 2003 at which the shareholders considered the election of six directors. The following table sets forth the number of votes for and withheld with respect to each nominee.

      Nominee                    Votes For                 Votes Withheld
      -------                    ---------                 --------------
Brett A. Roberts                 40,412,425                    921,067
Donald A. Foss                   41,272,421                    61,071
Harry E. Craig                   41,272,421                    61,071
Sam M. LaFata                    41,272,421                    61,071
Daniel P. Leff                   40,415,425                    918,067
Thomas N. Tryforos               41,272,421                    61,071



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      See Index of Exhibits following the signature page.

              (b)     Reports on Form 8-K

                      The Company filed a current report on Form 8-K pursuant to Items 7, 9 and 12, dated April 24, 2003, reporting that the Company issued a press release announcing its financial results for the three months ended March 31, 2003, a copy of which was filed as Exhibit 99.1.

                      The Company filed a current report on Form 8-K pursuant to Items 5 and 7, dated June 2, 2003, reporting that the Company issued a press release on June 2, 2003 announcing the decision to stop Loan originations in Canada and the United Kingdom effective June 30, 2003 and that the Company issued a press release dated June 3, 2003 announcing that it was preparing to engage in a $100 million asset-backed bond transaction in June 2003, copies of which were filed as Exhibit 99.1 and 99.2, respectively.

                      The Company filed a current report on Form 8-K pursuant to Items 5 and 7, dated June 9, 2003, reporting that the Company issued a press release announcing the renewal of its $135 million credit agreement with a group of commercial banks for two years, a copy of which was filed as Exhibit 99.1.

                      The Company filed a current report on Form 8-K pursuant to Items 5 and 7, dated June 27, 2003, reporting that the Company issued a press release announcing the completion of a $100 million asset-backed non-recourse secured financing, a copy of which was filed as Exhibit 99.1.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CREDIT ACCEPTANCE CORPORATION
                              (Registrant)

                              By: /s/ Douglas W. Busk
                              ------------------------------
                              Douglas W. Busk
                              Chief Financial Officer and Treasurer
                              August 5, 2003

                              (Principal Financial Officer, Accounting
                              Officer and Duly Authorized Officer)

                                INDEX OF EXHIBITS


 EXHIBIT
   NO.                               DESCRIPTION
----------     ----------------------------------------------------------------
3(b)           Bylaws of the Company, as amended June 6, 2003

4(c)12 Second Amended and Restated Credit Agreement, dated as of June 9, 2003, among the Company, certain of the Company's subsidiaries, Comerica Bank, as Administrative Agent and Collateral Agent, and the banks signatory thereto.

4(f)(47) Contribution Agreement dated June 27, 2003 between the Company and Credit Acceptance Funding LLC 2003-1

4(f)(48) Back-Up Servicing Agreement dated June 27, 2003 among the Company, Credit Acceptance Funding 2003-1, Credit Acceptance Auto Dealer Loan Trust 2003-1, Systems & Services Technologies, Inc., Radian Asset Assurance Inc.

4(f)(49) Intercreditor Agreement, dated June 27, 2003, among the Company, CAC Warehouse Funding Corp., Credit Acceptance Funding LLC 2003-1, Credit Acceptance Auto Dealer Loan Trust 2003-1, Wachovia Securities, Inc., as agent, JPMorgan Chase Bank, as trustee, and Comerica Bank, as agent.

4(f)(50) Sale and Servicing Agreement dated June 27, 2003 among the Company, Credit Acceptance Auto Dealer Loan Trust 2003-1, Credit Acceptance Funding LLC 2003-1, JPMorgan Chase Bank, and Systems & Services Technologies, Inc.

4(f)(51) Indenture, dated June 27, 2003, between Credit Acceptance Auto Dealer Loan Trust 2003-1 and JPMorgan Chase Bank

4(f)(52) Amended and Restated Trust Agreement dated June 27, 2003 between Credit Acceptance Funding LLC 2003-1 and Wachovia Bank of Delaware, National Association

10(d)(9)       Form of Servicing Agreement as of April 2003

31(a) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31(b) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32             Certification of Chief Executive Officer and Chief
               Financial Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.