Form 10-Q
period 2003-09-30
CREDIT ACCEPTANCE CORPORATION
filed 2003-11-14
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to_________



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

THE NUMBER OF SHARES OUTSTANDING OF COMMON STOCK, PAR VALUE $.01, ON NOVEMBER 1, 2003 WAS 42,020,982.

                                TABLE OF CONTENTS

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Income Statements -
             Three and nine months ended September 30, 2003 and September 30, 2002       1

           Consolidated Balance Sheets -
             As of September 30, 2003 and December 31, 2002                              2

           Consolidated Statements of Cash Flows -
             Nine months ended September 30, 2003 and September 30, 2002                 3

           Notes to Consolidated Financial Statements                                    4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                    13
         AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS                    37

ITEM 4.  CONTROLS AND PROCEDURES                                                        37

                          PART II. - OTHER INFORMATION
ITEM 5.  OTHER INFORMATION                                                              38

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                               47

SIGNATURE                                                                               48

INDEX OF EXHIBITS                                                                       49

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

(Dollars in thousands, except per share data)                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                                            --------------------------------        --------------------------------
                                                                2003                2002                2003                2002
                                                            ------------        ------------        ------------        ------------
REVENUE:
  Finance charges                                           $     25,770        $     24,018        $     76,457        $     74,425
  Lease revenue                                                    1,251               3,614               5,371              13,201
  Ancillary product income                                         4,369               5,500              14,335              12,919
  Premiums earned                                                    734               1,001               2,246               3,495
  Other income                                                     3,738               8,535              10,354              16,075
                                                            ------------        ------------        ------------        ------------
    Total revenue                                                 35,862              42,668             108,763             120,115
                                                            ------------        ------------        ------------        ------------
COSTS AND EXPENSES:
  General and administrative                                       4,679               5,789              15,361              17,889
  Salaries and wages                                               7,879               7,184              25,083              22,136
  Sales and marketing                                              1,886               1,954               6,546               5,544
  Stock-based compensation expense                                 1,027                 535               2,830               1,582
  Provision for insurance and service contract claims                329                 590                 637               1,723
  Provision for credit losses                                      2,303               8,896               9,354              15,973
  Depreciation of leased assets                                      853               2,251               3,568               7,758
  United Kingdom asset impairment expense                             --                  --              10,493                  --
  Interest                                                         2,267               2,364               5,264               7,126
                                                            ------------        ------------        ------------        ------------
  Total costs and expenses                                        21,223              29,563              79,136              79,731
                                                            ------------        ------------        ------------        ------------
Operating income                                                  14,639              13,105              29,627              40,384
  Foreign exchange gain (loss)                                    (1,066)                (25)             (1,037)                  2
                                                            ------------        ------------        ------------        ------------
Income before provision for income taxes                          13,573              13,080              28,590              40,386
  Provision for income taxes                                       4,755               4,468              10,171              17,111
                                                            ------------        ------------        ------------        ------------
Net income                                                  $      8,818        $      8,612        $     18,419        $     23,275
                                                            ============        ============        ============        ============
Net income per common share:
  Basic                                                     $       0.21        $       0.20        $       0.44        $       0.55
                                                            ============        ============        ============        ============
  Diluted                                                   $       0.20        $       0.20        $       0.43        $       0.53
                                                            ============        ============        ============        ============
Weighted average shares outstanding:
  Basic                                                       42,315,027          42,363,895          42,329,722          42,457,425
  Diluted                                                     43,959,924          43,122,046          43,247,518          43,517,380




          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



(Dollars in thousands)                                                                                     AS OF
                                                                                         ---------------------------------------
                                                                                         SEPTEMBER 30, 2003    DECEMBER 31, 2002
                                                                                         ------------------    -----------------
                              ASSETS:
  Cash and cash equivalents                                                                   $  15,450             $  13,466
  Investments-- held to maturity                                                                  9,789                   173

  Loans receivable                                                                              869,927               770,069
  Allowance for credit losses                                                                   (14,883)              (20,991)
                                                                                              ---------             ---------
     Loans receivable, net                                                                      855,044               749,078
                                                                                              ---------             ---------

  Floorplan receivables, net                                                                      2,920                 4,450
  Lines of credit, net                                                                            2,290                 3,655
  Notes receivable, net (including $1,565 and $1,513 from affiliates as of September 30,
     2003 and December 31, 2002, respectively)                                                    2,076                 3,899
  Investment in operating leases                                                                  6,364                17,879
  Property and equipment, net                                                                    18,294                19,951
  Other assets                                                                                   13,152                14,280
                                                                                              ---------             ---------
     Total Assets                                                                             $ 925,379             $ 826,831
                                                                                              =========             =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Lines of credit                                                                             $      --             $  43,555
  Secured financing                                                                             100,000                58,153
  Mortgage note                                                                                   5,618                 6,195
  Capital lease obligations                                                                       1,258                 1,938
  Accounts payable and accrued liabilities                                                       33,858                28,341
  Dealer holdbacks, net                                                                         420,759               347,040
  Deferred income taxes, net                                                                     17,048                10,058
  Income taxes payable                                                                            2,538                 6,094
                                                                                              ---------             ---------
     Total Liabilities                                                                          581,079               501,374
                                                                                              ---------             ---------

SHAREHOLDERS' EQUITY:
  Common stock                                                                                      422                   423
  Paid-in capital                                                                               123,477               124,772
  Retained earnings                                                                             217,277               198,858
  Accumulated other comprehensive income - cumulative translation adjustment                      3,124                 1,404
                                                                                              ---------             ---------
     Total Shareholders' Equity                                                                 344,300               325,457
                                                                                              ---------             ---------
     Total Liabilities and Shareholders' Equity                                               $ 925,379             $ 826,831
                                                                                              =========             =========



          See accompanying notes to consolidated financial statements.

                         CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


 (Dollars in thousands)                                                          NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                           -----------------------------
                                                                             2003                2002
                                                                           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                               $  18,419           $  23,275
  Adjustments to reconcile cash provided by operating activities:
     Provision for credit losses                                               9,354              15,973
     Depreciation                                                              2,960               3,719
     Depreciation of leased assets                                             3,568               7,758
     Loss on retirement of property and equipment                                 --                 276
     Provision for deferred income taxes                                       6,990               8,400
     Stock-based compensation                                                  2,830               1,582
     United Kingdom asset impairment                                          10,493                  --
  Change in operating assets and liabilities:
     Accounts payable and accrued liabilities                                  4,681              (6,758)
     Income taxes payable                                                     (3,556)             (2,609)
     Lease payment receivable                                                  1,484                 872
     Unearned insurance premiums, insurance reserves and fees                   (370)             (2,314)
     Deferred dealer enrollment fees, net                                        836                 (53)
     Other assets                                                              1,128                  88
                                                                           ---------           ---------
       Net cash provided by operating activities                              58,817              50,209
                                                                           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments - held to maturity                                  (9,616)                 (2)
  Principal collected on loans receivable                                    259,994             257,041
  Advances to dealers                                                       (286,741)           (223,591)
  Payments of dealer holdbacks                                               (22,275)            (25,746)
  Operating lease acquisitions                                                    --                (874)
  Deferred costs from lease acquisitions                                          --                (201)
  Operating lease liquidations                                                 4,758               7,977
  Decrease (increase) in floorplan receivables                                 1,165                (436)
  Decrease in lines of credit                                                    748               1,393
  Decrease (increase) in notes receivable -- affiliates                          (52)                  9
  Decrease in notes receivable -- non-affiliates                               1,860                 520
  Purchases of property and equipment                                         (1,303)             (4,881)
                                                                           ---------           ---------
       Net cash (used in) provided by investing activities                   (51,462)             11,209
                                                                           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under lines of credit                          (43,555)             23,596
  Proceeds from secured financings                                           100,000              28,551
  Repayments of secured financings                                           (58,153)           (120,690)
  Principal payments under capital lease obligations                            (680)              1,029
  Repayment of mortgage note                                                    (577)               (537)
  Repurchase of common stock                                                  (4,740)             (6,588)
  Proceeds from stock options exercised                                          614               3,583
                                                                           ---------           ---------
       Net cash used in financing activities                                  (7,091)            (71,056)
                                                                           ---------           ---------
       Effect of exchange rate changes on cash                                 1,720               6,308
                                                                           ---------           ---------
Net increase (decrease) in cash and cash equivalents                           1,984              (3,330)
  Cash and cash equivalents, beginning of period                              13,466              15,773
                                                                           ---------           ---------
  Cash and cash equivalents, end of period                                 $  15,450           $  12,443
                                                                           =========           =========


          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 for Credit Acceptance (the "Company"). Certain prior period amounts have been reclassified to conform to the 2003 presentation.

         As a result of a Securities and Exchange Commission review of the Company's Form 10-K for the year ended December 31, 2002 and Form 10-Q for the period ended June 30, 2003, the Company made two changes to its balance sheet presentation and one change to its accounting policies. The Reserve for advance losses which was previously classified within Dealer holdbacks, net was eliminated and the balance transferred to the Allowance for credit losses which is classified within Loans receivable, net. This treatment reflects the conclusion that, from an accounting standpoint, losses covered by this reserve are a result of uncollectible retail installment contracts (referred to as "Contracts" or "Loans") and that advance losses do not represent a separate event of loss. Previously, the Company utilized the Allowance for credit losses to record losses of earned but unpaid revenue and the Reserve for advance losses to record losses on advances that were determined to be uncollectible. Also, the Company reclassified repossessed assets from Loans receivable to Other assets. As discussed in Notes 2 and 3, the Company has implemented a revised charge-off and recovery policy consistent with the reclassification of the Reserve for advance losses discussed above.

         Beginning in the second quarter of 2003, the Company changed its segment disclosures and adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") under the retroactive restatement method selected by the Company as described in SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure".

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       ACCOUNTING STANDARDS

         Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", an impairment analysis is performed on the net asset value of the United Kingdom, Canadian, and Automobile Leasing operations on a quarterly basis. This analysis compares the undiscounted forecasted future net cash flows (including future servicing expenses and any payments due to dealer-partners under servicing agreements) of each operation to the operation's net asset value at the balance sheet date. If this analysis indicates impairment, the Company is required to write down the value of the asset to the present value of the forecasted net cash flows. While the impairment analysis for operations which are being liquidated reduces the future cash flows by the amount of servicing expenses (under SFAS No. 144), the impairment analysis for Loan portfolios relating to continuing operations does not (under SFAS No. 114).

         United Kingdom -- Effective June 30, 2003, the Company decided to stop originating Loans in the United Kingdom. In analyzing the expected cash flows from this operation, the Company assumed lower collection rates than assumed before the decision to liquidate. These lower collection rates reflect uncertainties (such as potentially higher employee turnover or reduced morale) in the servicing environment that may arise as a result of the decision to liquidate. As a result of this analysis, in the second quarter of 2003, the net asset value of the Loan portfolio was deemed to be impaired and the Company recorded an after-tax expense of $6.4 million to reduce the carrying value of the operation's Loan portfolio to the present value (using a discount rate of 13%) of the forecasted cash flows relating to the Loan portfolio less estimated future servicing expenses. Based upon management's analysis, the net asset value of the United Kingdom Loan portfolio approximates the Company's best estimate of the discounted future cash flows relating to the portfolio as of September 30, 2003.

         Canada -- Effective June 30, 2003, the Company decided to stop originating Loans in Canada. Since Loans originated in Canada are serviced in the United States, the Company evaluated cash flows related to the Canadian operation based on the same collection rate assumptions as were used before the decision to liquidate. Based upon management's analysis, the net asset value of the Canadian Loan portfolio approximates the Company's best estimate of the future cash flows relating to the portfolio as of September 30, 2003.

         Leasing -- Effective January 1, 2002, the Company decided to stop originating automobile leases. Through September 30, 2003 no write down of the net asset value of this operation was necessary as, based upon management's analysis, the undiscounted forecasted cash flows from the Automobile Leasing operation exceed the net asset value by approximately $1.5 million. If future cash flows equal the Company's forecast, this amount will be recorded into income as individual leases mature.

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring)." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred, rather than at the time of commitment to an exit plan. The Company adopted this standard for exit or disposal activities initiated after December 31, 2002. As a result of the Company's decision to exit the United Kingdom business in the second quarter of 2003, the Company recognized:
(i) $300,000 after-tax increase in salaries and wages resulting from employee severance expenses and (ii) $100,000 after-tax reduction in other income due to a refund of profit sharing income on ancillary products to an ancillary product provider which was based on volume targets no longer attainable due to the decision to stop Loan originations. As of September 30, 2003, the remaining liability for these expenses was $151,000. The Company may record an additional liability of up to $ 400,000 for payment of future lease obligations under a rental agreement through September 2007 once the Company stops using the office space in the United Kingdom. The Company expects to stop using the United Kingdom office space in the fourth quarter of 2005 or first quarter of 2006.

         Credit Loss Policy - The Company maintains an allowance for credit losses to cover losses inherent in the Company's Loan portfolio. Such losses consist of Loans receivable determined to be uncollectible or with expected future collections less than the full contractual amount, less any losses absorbed by dealer holdbacks. By definition, these losses equal the amount of advances to dealer-partners plus accrued income (the "net investment") not expected to be recovered by collections on the related Loans receivable.

         To record losses, as required under "SFAS No. 114: Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15", as amended by "SFAS No. 118: Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures", the Company utilizes a present value methodology and compares the present value of estimated future collections for each dealer-partner's Loan portfolio to the Company's net investment in that portfolio. The Company maintains historical loss experience for each dealer-partner on a static pool basis and uses this information to forecast the timing and amount of the future collections on each dealer-partner's Loan portfolio. In estimating future collections for each dealer-partner, the Company considers: (i) a dealer-partner's actual loss data on a static pool basis and
(ii) the Company's historical loss and collection experience. The Company's collection forecast for each dealer-partner is updated monthly, and considers the most recent static pool data available for each dealer-partner and the Company's entire portfolio of Loans. Forecasted collections are discounted to present value using a rate equal to the rate of return expected at the origination of the Loan. To the extent that the present value of future collections is less than the Company's net investment in the portfolio, the Company records an allowance equal to the difference between the net investment and the present value of the estimated future collections. Proceeds from one dealer-partner's portfolio cannot be used to offset losses relating to another dealer-partner.

         Effective July 1, 2003, the Company eliminated the Reserve for advance losses balance of $19.4 million which was previously classified within Dealer holdbacks, net and transferred the balance into the Allowance for credit losses which is classified within Loans receivable, net. In addition, the Company eliminated its charge-off policy related to dealer advances and modified its Loans receivable charge-off policy to require charge-off of Loans receivable after 270 days of no payment against dealer holdbacks, net and, if such holdback is insufficient, against the Allowance for credit losses. In effect, the Company combined its advance and Loans receivable charge-off policies into a single policy whereby the Loan and related Advance are charged-off at the same time. For the first six months of 2003, advances were charged off when the Company's analysis forecasted no future collections on Loans relating to the dealer-partner advance pool. Prior to January 1, 2003, advances were charged-off or partially charged-off when the Company's analysis determined that the expected discounted cash flows associated with the related Loans were insufficient to recover the outstanding advance balance in the pool.

2.       ACCOUNTING STANDARDS -- (CONCLUDED)

         In addition, effective July 1, 2003, the Company implemented a revised policy related to collections of previously charged-off Loans ("recoveries"). Under the new policy, recoveries of Loans charged-off are credited to the allowance for credit losses to the extent of any prior losses charged against the allowance, with the remainder credited to Dealer holdbacks. Under the Company's prior policy, generally 80% of recoveries were credited to Dealer holdbacks and 20% to Finance charges.

         A significant percentage of charged off Loans are absorbed by Dealer Holdbacks and, as a result, do not result in losses to the Company. The Company's primary protection against losses relates to appropriately managing the spread between the collection rate and the amount advanced to dealer partners at Loan inception.

         The Company's allowance for credit losses also covers earned but unpaid servicing fees on Loans receivable in non-accrual status. Servicing fees, which are recorded as finance charges, are recognized under the interest method of accounting until the earlier of the underlying obligation becoming 90 days past due on a recency basis (no payments received for 90 days) or the repossession and sale of the vehicle securing the Loan. At such time, the Company suspends the recognition of revenue and records a provision for credit losses equal to the earned but unpaid revenue. Once a Loan is classified in non-accrual status, it remains in non-accrual status for the remaining life of the Loan. Revenue on non-accrual Loans is recognized on a cash basis.

3.       LOANS RECEIVABLE

         Loans receivable consisted of the following (in thousands):

                                                                               AS OF
                                                           -----------------------------------------------
                                                             SEPTEMBER 30, 2003       DECEMBER 31, 2002
                                                           -----------------------  ----------------------

Gross Loans receivable                                            $ 1,032,185            $   910,417
Unearned finance charges                                             (159,234)              (136,954)
Unearned insurance premiums, insurance reserves and fees               (3,024)                (3,394)
                                                                  -----------            -----------
Loans receivable                                                  $   869,927            $   770,069
                                                                  ===========            ===========

Non-accrual Loans                                                 $   203,241            $   212,373
                                                                  ===========            ===========

Non-accrual Loans as a percent of gross Loans receivable                 19.7%                  23.3%
                                                                  ===========            ===========



  A summary of changes in gross Loans receivable is as follows (in thousands):

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                  --------------------------------  ---------------------------------
                                                       2003             2002             2003              2002
                                                  ---------------  ---------------  ---------------   ---------------

Balance, beginning of period                        $ 1,009,472       $   937,093      $   910,417        $   900,961
Gross amount of Loans accepted                          197,599           146,327          636,504            485,277
Net cash collections on Loans                          (114,544)         (107,998)        (342,107)          (334,461)
Charge-offs *                                           (67,223)          (45,907)        (187,445)          (127,376)
Recoveries                                                7,120                --            7,120                 --
Net change in repossessed collateral                       (368)           (1,317)           1,936             (2,547)
Currency translation                                        129             4,515            5,760             10,859
                                                    -----------       -----------      -----------        -----------
Balance, end of period                              $ 1,032,185       $   932,713      $ 1,032,185        $   932,713
                                                    ===========       ===========      ===========        ===========

* Charge-offs presented net of recoveries in periods prior to the three months ended September 30, 2003.

3.       LOANS RECEIVABLE -- (CONCLUDED)

         A summary of the change in the allowance for credit losses is as follows (in thousands):


                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                   --------------------------------   --------------------------------
                                                        2003             2002              2003             2002
                                                   ---------------   --------------   ---------------  ---------------
Balance, beginning of period                          $ 24,461           $ 15,225           $ 20,991        $ 13,906
Provision for Loan losses                                1,363              5,798              6,652           9,579
Charge-offs *                                          (14,201)            (3,556)           (16,188)         (6,263)
Recoveries                                               3,233                 --              3,233              --
Currency translation                                        27                101                195             346
                                                      --------           --------           --------        --------
Balance, end of period                                $ 14,883           $ 17,568           $ 14,883        $ 17,568
                                                      ========           ========           ========        ========



* Charge-offs presented net of recoveries in periods prior to the three months ended September 30, 2003.


    Effective July 1, 2003, the Company eliminated the Reserve for advance losses balance of $19.4 million, which was previously classified within Dealer holdbacks, net and transferred the balance into the Allowance for credit losses as reported within Loans receivable, net. In addition, the Company eliminated its charge-off policy related to dealer advances and modified its Loans receivable charge-off policy to require charge-off of Loans receivable after 270 days of no payment against Dealer holdbacks, net and, if such holdback is insufficient, against the Allowance for credit losses. Refer to Note 2 for further discussion on the Company's charge-off policy.

         The charge-offs for the quarter ended September 30, 2003 are presented on a different basis than the other periods presented and as a result are not comparable. The $14.2 million in charge-offs reported during the quarter includes $12.4 million of prior period charge-offs recorded with the adoption of the new charge-off policy and $1.8 million of charge-offs which occurred during the quarter.

4.       FLOORPLAN RECEIVABLES, LINES OF CREDIT, AND NOTES RECEIVABLE

         A summary of the change in the allowance for floorplan receivables, lines of credit, and notes receivable losses is as follows (in thousands):

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                    --------------------------------   --------------------------------
                                                         2003             2002              2003             2002
                                                    ---------------   --------------   ---------------  ---------------

Balance, beginning of period                             $   565          $ 2,910           $ 1,285           $ 2,405
Provision for credit losses                                  443            1,848               997             2,374
Recoveries, (Charge-offs), net *                             123                6            (1,164)              (15)
Currency translation                                          --               (1)               13                (1)
                                                         -------          -------           -------           -------
Balance, end of period                                   $ 1,131          $ 4,763           $ 1,131           $ 4,763
                                                         =======          =======           =======           =======

* Charge-offs presented net of recoveries.

5.       INVESTMENT IN OPERATING LEASES

         The composition of investment in operating leases consisted of the following (in thousands):


                                                                       AS OF
                                                       -----------------------------------------
                                                       SEPTEMBER 30, 2003      DECEMBER 31, 2002
                                                       ------------------      -----------------

Gross leased assets                                         $ 13,855                $ 26,821
Accumulated depreciation                                      (8,504)                (12,304)
Gross deferred costs                                           2,088                   3,956
Accumulated amortization of deferred costs                    (1,752)                 (2,706)
Lease payments receivable                                        677                   2,112
                                                            --------                --------
Investment in operating leases                              $  6,364                $ 17,879
                                                            ========                ========


         A summary of changes in the investment in operating leases is as follows (in thousands):


                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                     -------------------------------   ---------------------------------
                                                          2003             2002             2003              2002
                                                     ---------------  --------------   ----------------  ---------------

Balance, beginning of period                             $  9,328          $ 29,246        $ 17,879           $ 42,774
Gross operating leases originated                              --                --              --              1,075
Depreciation of operating leases                             (853)           (2,251)         (3,568)            (7,758)
Lease payments receivable                                   1,987             4,261           7,156             15,846
Collections on operating leases                            (1,398)           (3,506)         (5,987)           (12,147)
Provision for lease losses                                   (497)           (1,250)         (1,705)            (4,020)
Operating lease liquidations                               (2,139)           (3,054)         (7,755)           (12,571)
Currency translation                                          (64)             (224)            344                 23
                                                         --------          --------        --------           --------
Balance, end of period                                   $  6,364          $ 23,222        $  6,364           $ 23,222
                                                         ========          ========        ========           ========


6.       OTHER ASSETS

         Loans receivable are collateralized by the related vehicles. The Company has the right to repossess the vehicle in the event that the consumer defaults on the payment terms of the Loan. In accordance with SFAS No. 144, repossessed collateral is valued at the lower of the carrying amount of the receivable or estimated fair value, less estimated costs of disposition, and is classified in Other assets in the consolidated balance sheets. As of September 30, 2003 and December 31, 2002, repossessed assets totaled approximately $6.7 million and $8.6 million, respectively.

7.       NET INCOME PER SHARE

         Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the total weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents included in the computation represent shares issuable upon assumed exercise of stock options that would have a dilutive effect using the treasury stock method. The share effect is as follows:


                                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                                        -----------------------------  -----------------------------
                                                                            2003           2002            2003           2002
                                                                        -------------  --------------  -------------  --------------

Weighted average common shares outstanding                                42,315,027      42,363,895     42,329,722      42,457,425
Common stock equivalents                                                   1,644,897         758,151        917,796       1,059,955
                                                                        -------------  --------------  -------------  --------------
Weighted average common shares and common stock equivalents               43,959,924      43,122,046     43,247,518      43,517,380
                                                                        =============  ==============  =============  ==============


         The diluted net income per share calculation excludes stock options to purchase approximately 266,531 shares and 992,490 shares in the three and nine months ended September 30, 2003, respectively, and 536,011 shares and 253,995 shares in the same periods in 2002 as inclusion of these options would be anti-dilutive to the net income per share due to the relationship between the exercise prices and the average market price of common stock during these periods.

8.       DEALER HOLDBACKS

         As previously discussed, effective July 1, 2003, the Company eliminated the Reserve for advance losses, which was presented in Dealer holdbacks, net and reclassified the balance into the Allowance for credit losses as reported within Loans receivable, net. Prior periods reflect this reclassification. Dealer holdbacks, net consisted of the following (in thousands):

                                                         AS OF
                                         -------------------------------------
                                         SEPTEMBER 30, 2003  DECEMBER 31, 2002
                                         ------------------  -----------------
Dealer holdbacks                         $         827,815   $         734,625
Less: advances                                    (407,056)           (387,585)
                                         -----------------   -----------------
Dealer holdbacks, net                    $         420,759   $         347,040
                                         =================   =================

9.       RELATED PARTY TRANSACTIONS

         In the normal course of its business, the Company regularly accepts assignments of Loans originated by affiliated dealer-partners owned by: (i) the Company's majority shareholder and Chairman; (ii) the Company's President; and
(iii) a member of the Chairman's family. Loans accepted from these affiliated dealer-partners were approximately $5.4 million and $17.2 million, respectively, or 2.7% of total Loans accepted for the three and nine months ended September 30, 2003 and $4.2 million and $15.7 million or 2.9% and 3.2%, respectively, of total Loans accepted for the same periods in 2002. Loans receivable from affiliated dealer-partners represented approximately 2.9% and 2.8% of the gross Loans receivable balance as of September 30, 2003 and December 31, 2002, respectively. The Company accepts Loans from affiliated dealer-partners and nonaffiliated dealer-partners on the same terms. Advance balances from affiliated dealer-partners were $10.8 million and $10.4 million, or 2.7% and 2.8% of the Company's total advances as of September 30, 2003 and December 31, 2002, respectively. Total dealer enrollment fees and other fees earned from affiliated dealer-partners were $9,000 and $45,000 for the three and nine months ended September 30, 2003, respectively, and $7,000 and $35,000 for the same periods in 2002.

         The Company records interest income from unsecured notes receivable from the Company's President with a total balance of $1.6 and $1.5 million as of September 30, 2003 and December 31, 2002, respectively. The notes bear interest at a rate of 5.22% with interest and principal due on April 19, 2011. Total income earned on the notes receivable was $18,000 and $52,000 for the three and nine months ended September 30, 2003 and 2002.

         In the normal course of business, the Company records receivables from dealer-partners for ancillary product chargebacks on repossessed leased vehicles. Chargeback receivables from affiliated dealer-partners owned by the Company's President were $11,000 and $10,000 as of September 30, 2003 and December 31, 2002, respectively.

         In the normal course of business, the Company analyzes the viability of new products and services by first offering them to a small group of dealer-partners, which includes affiliated dealer-partners, prior to offering them to the entire network of dealer-partners. The Company received fees for direct mail lead generation services provided to affiliated dealer-partners owned by the Company's majority shareholder and Chairman totaling $6,000 and $33,000 for the three and nine months ended September 30, 2002, respectively. The Company did not provide these services to affiliated dealer-partners in 2003.

         Beginning in 2000, the Company offered a line of credit arrangement to certain dealers who were not participating in the Company's core business. These lines of credit are secured primarily by loans originated and serviced by the dealer, with additional security provided by the personal guarantee of the dealer's owner. The Company ceased offering this program to new dealers in the third quarter of 2001 and has been reducing the amount of capital invested in this program since that time. Beginning in 2002, entities owned by the Company's majority shareholder and Chairman began offering secured line of credit loans in a manner similar to the Company's prior program, at his dealerships and at two other dealers, one of whom also does business with the Company. The Company's majority shareholder and Chairman does not intend to expand his line of credit lending activities to additional borrowers.

10.      INCOME TAXES

         The Company's effective tax rate was 35.0% and 35.6% for the three and nine months ended September 30, 2003 compared to 34.2% and 42.4% for the same periods in 2002. Detail by business unit follows:

                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                          ----------------------------------  ----------------------------------
                                                               2003              2002              2003              2002
                                                          ----------------  ----------------  ----------------  ----------------
Income (loss) before provision (credit) for income taxes:
  United States                                           $         12,706   $        10,274  $         37,364  $         34,636
  United Kingdom                                                     1,097             4,176            (8,115)            7,591
  Automobile Leasing                                                  (126)             (705)             (892)           (2,070)
  Other                                                               (104)             (665)              233               229
                                                          ----------------  ----------------  ----------------  ----------------
     Total income before provision for income taxes       $         13,573  $         13,080  $         28,590  $         40,386
                                                          ================  ================  ================  ================

Provision (credit) for income taxes:
  United States                                           $          4,564  $          3,801  $         13,039  $         15,681
  United Kingdom                                                       236             1,182            (2,688)            2,114
  Automobile Leasing                                                   (57)             (268)             (353)             (777)
  Other                                                                 12              (247)              173                93
                                                          ----------------  ----------------  ----------------  ----------------
     Total provision for income taxes                     $          4,755  $          4,468  $         10,171  $         17,111
                                                          ================  ================  ================  ================

Effective tax rate:
  United States                                                       35.9%             37.0%             34.9%             45.3%
  United Kingdom                                                      21.5%             28.3%             33.1%             27.8%
  Automobile Leasing                                                  45.2%             38.0%             39.6%             37.5%
  Other                                                              (11.5%)            37.1%             74.2%             40.6%
                                                          ----------------  ----------------  ----------------  ----------------
   Total effective tax rate                                           35.0%             34.2%             35.6%             42.4%
                                                          ================  ================  ================  ================




         The changes in the effective tax rate are attributable to changes in the provision (credit) for income taxes in the United States, United Kingdom, Automobile Leasing, and Other segments, which are discussed for each segment in
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. During the third quarter of 2003, the Company received an independent valuation of its Loan portfolio in the United States for federal and state tax purposes. This valuation resulted in a reduction of the Company's currently payable income tax liability and a corresponding increase to the Company's deferred income tax liability.

11.      CAPITAL TRANSACTIONS

         As of September 30, 2003, the Company has two stock-based compensation plans for employees and directors. Prior to April 1, 2003, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. In the second quarter of 2003, the Company adopted the fair value recognition and measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" for stock-based employee compensation. Under the retroactive restatement transition method selected by the Company described in SFAS No. 148, the Company restated all prior periods to reflect the stock-based compensation expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees or directors after January 1, 1995. The following tables summarize the reported and restated results:

(Dollars in thousands, except per share data)             FOR THE YEARS ENDED            FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                             DECEMBER 31,                ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                -------------------------------------   ---------------------  --------------------
                                                 2002     2001     2000       1999               2002                  2002
                                                -------- -------- --------  ---------      ----------------      ---------------
Net income, as reported                         $29,701  $29,203  $23,650   $(10,686)      $         9,431       $       24,295

Stock-based compensation expense
included in reported net income, net of
related tax effects                                   9      241        -        158                  (472)                   9

Stock-based compensation expense
determined under the fair value based
method, net of related tax effects               (1,341)  (1,029)  (1,271)    (2,118)                 (347)              (1,029)
                                                -------- -------- --------  ---------      ----------------      ---------------

Net income, restated                            $28,369  $28,415  $22,379   $(12,646)      $         8,612       $       23,275
                                                ======== ======== ========  =========      ================      ===============

Earnings per share:
   Basic - as reported                          $  0.70  $  0.69  $  0.54   $  (0.23)      $          0.22       $         0.57
                                                ======== ======== ========  =========      ================      ===============
   Basic - restated                             $  0.67  $  0.67  $  0.51   $  (0.27)      $          0.20       $         0.55
                                                ======== ======== ========  =========      ================      ===============

   Diluted - as reported                        $  0.68  $  0.68  $  0.53   $  (0.23)      $          0.22       $         0.56
                                                ======== ======== ========  =========      ================      ===============
   Diluted - restated                           $  0.65  $  0.66  $  0.51   $  (0.27)      $          0.20       $         0.53
                                                ======== ======== ========  =========      ================      ===============





         As of December 31, 1999, the cumulative decrease in retained earnings as a result of this restatement was $12.6 million. The decrease in retained earnings was offset by a $14.2 million increase in paid-in capital. The impact on paid-in capital and retained earnings for the interim periods of 2002 and 2003 follows (in thousands):


                                                              2002                                                     2003
                    -----------------------------------------------------------------------------------------  ---------------------
                            1ST Q                2ND Q                    3RD Q                 4TH Q                  1ST Q
                    --------------------- ---------------------  ---------------------  ---------------------  --------------------
                     REPORTED   RESTATED   REPORTED   RESTATED    REPORTED   RESTATED    REPORTED   RESTATED    REPORTED   RESTATED
                    ---------- ---------- ---------- ----------  ---------- ----------  ---------- ----------  ---------- ----------

Paid-in capital     $  113,000 $ 129,102  $ 108,460  $ 124,000   $ 107,571  $ 124,263   $ 107,164  $ 124,772   $ 107,142  $ 124,534
Retained earnings   $  191,471 $ 176,692  $ 200,018  $ 185,156   $ 209,449  $ 193,769   $ 214,856  $ 198,858   $ 223,692  $ 207,451

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

12.      BUSINESS SEGMENT INFORMATION

         In the second quarter of 2003, the Company re-evaluated its business segments as a result of the decision to stop Loan originations in the United Kingdom and Canada. As a result, the Company has four reportable business segments: United States, United Kingdom, Automobile Leasing, and Other. The United States segment primarily consists of the Company's United States retail automobile Loan operations. The United Kingdom segment primarily consists of the Company's United Kingdom retail automobile Loan operations. The Automobile Leasing segment consists of the Company's automobile leasing operations. The Other segment consists of the Company's Canadian retail automobile Loan operations and secured lines of credit and floorplan financing products. The Company is currently liquidating its operations in all segments other than the United States. Selected segment information is set forth below (in thousands):

                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                           ----------------------------------  -----------------------------------
                                                                2003               2002             2003               2002
                                                           ----------------   ---------------  ----------------   ----------------
Revenue:
  United States                                            $         30,698   $        30,525  $         90,591   $         84,548
  United Kingdom                                                      2,431             6,923             9,294             17,368
  Automobile Leasing                                                  1,886             3,936             6,592             14,207
  Other                                                                 847             1,284             2,286              3,992
                                                           ----------------   ---------------  ----------------   ----------------
    Total revenue                                          $         35,862   $        42,668  $        108,763   $        120,115
                                                           ================   ===============  ================   ================
Income (loss) before provision (credit) for income taxes:
  United States                                            $         12,706   $        10,274  $         37,364   $         34,636
  United Kingdom                                                      1,097             4,176            (8,115)             7,591
  Automobile Leasing                                                   (126)             (705)             (892)            (2,070)
  Other                                                                (104)             (665)              233                229
                                                           ----------------   ---------------  ----------------   ----------------
    Total income before provision for income taxes         $         13,573   $        13,080  $         28,590   $         40,386
                                                           ================   ===============  ================   ================

13.      FORWARD CONTRACTS

         In the third quarter of 2003, the Company entered into a series of forward contracts with a commercial bank to manage foreign currency exchange risk associated with the cash flows anticipated from the exit of the United Kingdom operation. As of September 30, 2003, the Company has contracted to deliver 22.5 million British pounds sterling to the commercial bank which will be exchanged into United States dollars at a weighted average exchange rate of
1.59 United States dollars per British pound sterling on a monthly basis through June 30, 2005. The Company believes that this transaction will minimize the currency exchange risk associated with an adverse change in the relationship between the United States dollar and the British pound sterling as it repatriates cash from the United Kingdom operation. However, as the Company has not designated these contracts as hedges as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 and SFAS No. 149, future changes in the fair value of these forward contracts will increase or decrease net income. As of September 30, 2003, the exchange rate between the United States dollar and the British pound sterling was 1.66. This change in exchange rate reduced the fair value of the forward contracts. As a result, the Company recorded an after tax expense of $702,000 for the three and nine months ended September 30, 2003 to reduce the value of the forward contracts to fair value.

         .

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's business model relies on its ability to forecast Loan performance. The Company's forecasts impact Loan pricing and structure as well as the required allowance for credit losses. The following table presents forecasted collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections which have been realized through September 30, 2003. The amounts presented are expressed as a percent of the original Loan amount by year of Loan origination.


                                As of September 30, 2003
               ------------------------------------------------------------
                 Forecasted                                % of Forecast
      Year       Collection %    Advance %      Spread %       Realized
    ---------  --------------- -------------  -----------  ----------------
      1992           81%             35%          46%             100%
      1993           76%             37%          39%             100%
      1994           62%             42%          20%             100%
      1995           56%             46%          10%              99%
      1996           56%             49%          7%               99%
      1997           59%             49%          10%              99%
      1998           67%             50%          17%              99%
      1999           72%             54%          18%              98%
      2000           71%             53%          18%              96%
      2001           67%             49%          18%              80%
      2002           70%             46%          24%              51%


    The risk of a forecasting error declines as Loans age. For example, the risk of a material forecasting error for business written in 1998 is very small since 99% of the total amount forecasted has already been realized. In contrast, the Company's forecast for recent Loan originations is less certain. If the Company produces disappointing operating results, it will likely be because the Company overestimated future Loan performance.

    A wider spread between the forecasted collection rate and the advance rate reduces the Company's risk of credit losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of losses, but it does reduce the risk significantly. The Company made no material changes in credit policy or pricing in the third quarter, other than routine changes designed to maintain current profitability levels.

    One method for evaluating the reasonableness of the Company's forecast is to examine the trends in forecasted collection rates over time. The following table compares the Company's forecast as of September 30, 2003 with the forecast as of June 30, 2003.

                 June 30, 2003             September 30, 2003
  Year      Forecasted Collection %     Forecasted Collection %     Variance
---------  --------------------------  ---------------------------  ---------
  1992                81%                         81%                   0%
  1993                76%                         76%                   0%
  1994                62%                         62%                   0%
  1995                56%                         56%                   0%
  1996                56%                         56%                   0%
  1997                59%                         59%                   0%
  1998                67%                         67%                   0%
  1999                72%                         72%                   0%
  2000                71%                         71%                   0%
  2001                68%                         67%                  (1%)
  2002                70%                         70%                   0%


    The Company first began publishing collection forecasts in its 2001 Annual Report. Forecasted collection rates declined in 2002 when a difficult collection system conversion negatively impacted collection results. The unanticipated difficulties associated with the conversion resulted in a decreased number of phone calls placed per delinquent account, which resulted in a reduction in collection rates during the third and fourth quarters of 2002. During the fourth quarter, collection system performance improved and by the end of the quarter had returned to pre-system conversion levels as measured by call volumes and charge-off rates. In the first quarter of 2003, the Company's collection forecast continued to decline when post repossession collection results (known as deficiency balance collections) declined from the prior trend line. During the second and third quarters of 2003, forecasted collection rates stabilized.

    Accurately predicting future collection rates is critical to the Company's success. Historically, the Company has experienced an adverse change in the profitability of Loan originations during periods of high growth. While the growth rates experienced in the United States in 2003 are higher than the Company's expected long-term growth rate, the Company believes that the investments in infrastructure in 2002, combined with decreases in Loan origination volumes in 2002, have adequately prepared the Company for this growth. The Company intends to make every possible effort to assess collection rates as accurately as possible.

RESULTS OF OPERATIONS

    Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

    The following is a discussion of the results of operations and income statement data for the Company on a consolidated basis and for each of the Company's four business segments, United States, United Kingdom, Automobile Leasing and Other.

    Consolidated


(Dollars in thousands)                                  THREE MONTHS                     THREE MONTHS
                                                            ENDED                           ENDED
                                                        SEPTEMBER 30,    % OF            SEPTEMBER 30,    % OF
                                                             2003       REVENUE               2002       REVENUE
                                                        -------------  ----------        -------------  ----------
REVENUE:
Finance charges                                         $      25,770       71.9 %       $     24,018        56.3 %
Lease revenue                                                   1,251        3.5                3,614         8.5
Ancillary product income                                        4,369       12.2                5,500        12.9
Premiums earned                                                   734        2.0                1,001         2.3
Other income                                                    3,738       10.4                8,535        20.0
                                                        -------------- ---------        -------------  ----------
     Total revenue                                             35,862      100.0              42,668       100.0
COSTS AND EXPENSES:
General and administrative                                      4,679       13.0               5,789        13.6
Salaries and wages                                              7,879       22.0               7,184        16.8
Sales and marketing                                             1,886        5.3               1,954         4.6
Stock-based compensation expense                                1,027        2.9                 535         1.3
Provision for insurance and service contract claims               329        0.9                 590         1.4
Provision for credit losses                                     2,303        6.4               8,896        20.8
Depreciation of leased assets                                     853        2.4               2,251         5.3
Interest                                                        2,267        6.3               2,364         5.5
                                                        -------------- ---------        -------------  ----------
     Total costs and expenses                                  21,223       59.2              29,563        69.3
                                                        -------------- ---------        -------------  ----------

Operating income                                               14,639       40.8               13,105        30.7
Foreign exchange loss                                          (1,066)      (3.0)                 (25)          -
                                                        -------------- ----------        -------------  ----------

Income before provision for income taxes                       13,573       37.8               13,080        30.7
Provision for income taxes                                      4,755       13.2                4,468        10.5
                                                        -------------- ----------        -------------  ----------
Net income                                              $       8,818       24.6  %      $      8,612        20.2 %
                                                        ============== ==========        =============  ==========

(Dollars in thousands)                                   NINE MONTHS                     NINE MONTHS
                                                            ENDED                           ENDED
                                                        SEPTEMBER 30,    % OF            SEPTEMBER 30,    % OF
                                                             2003       REVENUE               2002       REVENUE
                                                        -------------  ----------        -------------  ----------
REVENUE:
Finance charges                                         $      76,457        70.3 %      $      74,425        61.9 %
Lease revenue                                                   5,371         4.9               13,201        11.0
Ancillary product income                                       14,335        13.2               12,919        10.8
Premiums earned                                                 2,246         2.1                3,495         2.9
Other income                                                   10,354         9.5               16,075        13.4
                                                        -------------  ----------        -------------  ----------
     Total revenue                                            108,763       100.0              120,115       100.0
COSTS AND EXPENSES:
General and administrative                                     15,361        14.2               17,889        15.0
Salaries and wages                                             25,083        23.1               22,136        18.4
Sales and marketing                                             6,546         6.0                5,544         4.6
Stock-based compensation expense                                2,830         2.6                1,582         1.3
Provision for insurance and service contract claims               637         0.6                1,723         1.4
Provision for credit losses                                     9,354         8.6               15,973        13.3
Depreciation of leased assets                                   3,568         3.3                7,758         6.5
United Kingdom asset impairment expense                        10,493         9.6                    -           -
Interest                                                        5,264         4.8                7,126         5.9
                                                        -------------  ----------        -------------  ----------
     Total costs and expenses                                  79,136        72.8               79,731        66.4
                                                        -------------  ----------        -------------  ----------
Operating income                                               29,627        27.2               40,384        33.6
Foreign exchange gain (loss)                                   (1,037)       (0.9)                   2           -
                                                        -------------  ----------        -------------  ----------
Income before provision for income taxes                       28,590        26.3               40,386        33.6
Provision for income taxes                                     10,171         9.4               17,111        14.2
                                                        -------------  ----------        -------------  ----------
Net income                                              $      18,419        16.9 %      $      23,275        19.4 %
                                                        =============  ==========        =============  ==========


    For the three months ended September 30, 2003, consolidated net income remained relatively consistent at $8.8 million compared to $8.6 million for the same period in 2002. Consolidated net income for the three months ended September 30, 2003 included: (i) an increase in net income in the United States business segment to $8.1 million in 2003 from $6.5 million in 2002 and (ii) a decrease in net income in the United Kingdom business segment to $900,000 in 2003 from $3.0 million in 2002.

    The increase in net income in the United States was due to: (i) an increase in finance charges to $23.1 million in 2003 from $19.0 million in 2002 as a result of an increase in the average size of the Loan portfolio due to an increase in Loan originations in 2003, (ii) a decrease in provision for credit losses to $1.2 million in 2003 from $5.6 million in 2002 due to higher 2002 losses as a result of a difficult conversion to a new collection system and
(iii) an increase in ancillary product income to $4.4 million in 2003 from $3.3 million in 2002 due to an increase in the number of third-party service contracts sold. Partially offsetting these increases in net income were: (i) a decrease in other income to $2.5 million in 2003 from $7.3 million in 2002 due primarily to interest income of $4.8 million from the Internal Revenue Service received in 2002 in connection with a change in tax accounting methods that affected the characterization and timing of revenue recognition for tax purposes and (ii) an increase of $1.0 million in foreign exchange loss as a result of the Company recognizing the fair value of forward contracts entered into to manage foreign currency risk associated with the cash flows anticipated from the exit of the United Kingdom operation.

    The decrease in net income for the United Kingdom was primarily due to a decrease in ancillary product revenue of $2.2 million primarily due to: (i) a decrease of $1.5 million due to additional revenue recognized in the third quarter of 2002 due to a change in the Company's revenue recognition policy for ancillary products, (ii) a decrease of $500,000 in profit sharing income received from an ancillary product provider, and (iii) a decrease of $200,000 due to the Company's decision to stop Loan originations effective June 30, 2003.

    For the nine months ended September 30, 2003, consolidated net income declined to $18.4 million from $23.3 million for the same period in 2002. The decrease in consolidated net income for the period was primarily due to the $5.4 million loss incurred in the United Kingdom in 2003 compared to net income of $5.5 million in 2002. The loss was primarily the result of $11.1 million in asset impairment and other expenses recorded in connection with the Company's decision to stop Loan originations in the United Kingdom. The impact of the loss in the United Kingdom was partially offset by an increase in net income in the United States to $24.3 million in 2003 from $19.0 million in 2002.

     The increase in net income in the United States in 2003 was primarily due to increases in: (i) finance charges to $67.1 million in 2003 from $59.0 million in 2002 as a result of an increase in the average size of the Loan portfolio due to an increase in Loan originations in 2003 and (ii) ancillary product income to $13.4 million in 2003 from $9.8 million in 2002 due to an increase in the number of third-party service contracts sold. To a lesser extent, the increase in net income was due to two tax related adjustments in 2002 that increased the provision for income taxes and decreased net income by $2.6 million. Partially offsetting these increases in net income was: (i) a decrease in other income to $7.9 million in 2003 from $12.3 million in 2002 due to interest income of $4.8 million from the Internal Revenue Service received in 2002 in connection with a change in tax accounting methods that affected the characterization and timing of revenue recognition for tax purposes, (ii) an increase in salaries and wages to $21.2 million in 2003 from $17.8 million in 2002 due to increases of $1.1 million due to increased spending on corporate support functions related primarily to Information Systems and Six Sigma, $900,000 due to increased servicing expenses, $800,000 in employee bonus expense, and $300,000 due to increased employee benefits and (iii) an increase of $1.0 million in foreign exchange loss as a result of the Company recognizing the fair value of forward contracts entered into to manage foreign currency risk associated with the cash flows anticipated from the exit of the United Kingdom operation.

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

    Interest. Consolidated interest expense decreased to $2.3 million and $5.3 million for the three and nine months ended September 30, 2003 from $2.4 million and $7.1 million for the same periods in 2002. The decrease in consolidated interest expense was primarily the result of a decrease in average outstanding debt. The decrease was partially offset by an increase in the weighted average interest rate to 8.1% and 6.5% for the three and nine months ended September 30, 2003 from 6.4% and 5.6% for the same periods in 2002. This increase was primarily the result of an increased impact of borrowing fees and costs on average interest rates due to lower average outstanding borrowings.

    United States

     The United States segment primarily consists of the Company's United States retail automobile Loan operations.


(Dollars in thousands)                                  THREE MONTHS                     THREE MONTHS
                                                            ENDED                           ENDED
                                                        SEPTEMBER 30,    % OF            SEPTEMBER 30,    % OF
                                                             2003       REVENUE               2002       REVENUE
                                                        -------------  ----------        -------------  ----------
REVENUE:
Finance charges                                         $      23,135        75.4 %      $      18,954        62.1 %
Ancillary product income                                        4,363        14.2                3,300        10.8
Premiums earned                                                   734         2.4                1,001         3.3
Other income                                                    2,466         8.0                7,270        23.8
                                                        -------------  ----------        -------------  ----------
     Total revenue                                             30,698       100.0               30,525       100.0
COSTS AND EXPENSES:
General and administrative                                      3,940        12.8                4,464        14.6
Salaries and wages                                              6,741        22.0                5,878        19.3
Sales and marketing                                             1,884         6.1                1,668         5.5
Stock-based compensation expense                                  962         3.1                  426         1.4
Provision for insurance and service contract claims               329         1.1                  590         1.9
Provision for credit losses                                     1,189         3.9                5,555        18.2
Interest                                                        1,865         6.1                1,656         5.4
                                                        -------------  ----------        -------------  ----------
     Total costs and expenses                                  16,910        55.1               20,237        66.3
                                                        -------------  ----------        -------------  ----------


Operating income                                               13,788        44.9               10,288        33.7
Foreign exchange loss                                          (1,082)       (3.5)                 (14)          -
                                                        -------------  ----------        -------------  ----------

Income before provision for income taxes                       12,706        41.4               10,274        33.7
Provision for income taxes                                      4,564        14.9                3,801        12.5
                                                        -------------  ----------        -------------  ----------
Net income                                              $       8,142        26.5 %      $       6,473        21.2 %
                                                        =============  ==========        =============  ==========

(Dollars in thousands)                                   NINE MONTHS                     NINE MONTHS
                                                            ENDED                           ENDED
                                                        SEPTEMBER 30,    % OF            SEPTEMBER 30,    % OF
                                                             2003       REVENUE               2002       REVENUE
                                                        -------------  ----------        -------------  ----------
REVENUE:
Finance charges                                         $      67,089        74.0 %       $     58,961        69.8 %
Ancillary product income                                       13,401        14.8                9,805        11.6
Premiums earned                                                 2,246         2.5                3,495         4.1
Other income                                                    7,855         8.7               12,287        14.5
                                                        -------------  ----------        -------------  ----------
     Total revenue                                             90,591       100.0               84,548       100.0
COSTS AND EXPENSES:
General and administrative                                     12,808        14.1               13,471        15.9
Salaries and wages                                             21,230        23.4               17,822        21.1
Sales and marketing                                             5,540         6.1                4,757         5.6
Stock-based compensation expense                                2,611         2.9                1,274         1.5
Provision for insurance and service contract claims               637         0.7                1,723         2.0
Provision for credit losses                                     5,521         6.1                6,748         8.0
Interest                                                        3,769         4.2                4,115         4.9
                                                        -------------  ----------        -------------  ----------
     Total costs and expenses                                  52,116        57.5               49,910        59.0
                                                        -------------  ----------        -------------  ----------

Operating income                                               38,475        42.5               34,638        41.0
Foreign exchange loss                                          (1,111)       (1.3)                  (2)          -
                                                        -------------  ----------        -------------  ----------
Income before provision for income taxes                       37,364        41.2               34,636        41.0
Provision for income taxes                                     13,039        14.3               15,681        18.6
                                                        -------------  ----------        -------------  ----------
Net income                                              $      24,325        26.9 %      $      18,955        22.4 %
                                                        =============  ==========        =============  ==========



    Finance Charges. Finance charges increased to $23.1 million and $67.1 million for the three and nine months ended September 30, 2003 from $19.0 million and $59.0 million for the same periods in 2002 primarily due to increases in the: (i) average size of the Loan portfolio resulting from an increase in Loan originations in 2003 and (ii) average annualized yield on the Company's Loan portfolio to 12.3% and 12.7% for the three and nine months ended September 30, 2003 from 12.0% and 12.5% for the same periods in 2002. The increase in Loan originations in the United States in 2003 is due to: (i) an increase in the number of active dealer-partners due to an increase in dealer-partner enrollments to 108 and 284 for the three and nine months ended September 30, 2003 from 37 and 99 in the same periods in 2002 and reduced levels of dealer-partner attrition, (ii) a continued increase in the number of Loans per active dealer-partner and (iii) an increase in the average Loan size. The increase in the average yield was primarily due to a decrease in the percent of non-accrual Loans to 18.2% as of September 30, 2003 from 21.4% as of the same period in 2002 due primarily to an increase in Loan originations in 2003. Selected Loan origination data follows:


(Dollars in thousands)                  THREE MONTHS ENDED            NINE MONTHS ENDED                   YEARS ENDED
                                           SEPTEMBER 30,                 SEPTEMBER 30,                     DECEMBER 31,
                                     -------------------------    ------------------------    -------------------------------------
                                          2003        2002            2003         2002           2002          2001        2000
                                     ------------ ------------    -----------  -----------    -----------   -----------  ----------
Loan originations                    $    196,837 $    134,191    $   607,989  $   441,074    $   571,690   $   646,572  $  371,045
Number of Loans originated                 15,545       11,410         48,487       38,891         49,650        61,277      45,898
Number of active dealer-partners (1)          724          561            824          738            789         1,120       1,130
Loans per active dealer-partner              21.5         20.3           58.8         52.7           62.9          54.7        40.6
Average Loan size                    $       12.7 $       11.8    $      12.5  $      11.3    $      11.5   $      10.6  $      8.1

     (1) Active dealer-partners are dealer-partners who submitted at least one Loan during the period.

    Ancillary Product Income. Ancillary product income increased to $4.4 million and $13.4 million for the three and nine months ended September 30, 2003 from $3.3 million and $9.8 million for the same periods in 2002 due to an increase in the number of third party service contract products sold, primarily due to the increase in Loan originations compared to the same periods in 2002.

    Premiums Earned. Premiums earned decreased to $700,000 and $2.2 million for the three and nine months ended September 30, 2003 from $1.0 million and $3.5 million for the same periods in 2002 primarily due to a decrease in penetration rates on the Company's in-house service contract and credit life and accident and health products in 2002 and 2003.

    Other Income. Other income decreased to $2.5 million and $7.9 million for the three and nine months ended September 30, 2003 from $7.3 million and $12.3 million for the same periods in 2002 primarily due to interest income of $4.8 million received from the Internal Revenue Service in the third quarter of 2002 in connection with a change in tax accounting methods that affected the characterization and timing of revenue recognition for tax purposes.

    General and Administrative. General and administrative expenses decreased to $3.9 million and $12.8 million for the three and nine months ended September 30, 2003 from $4.5 million and $13.5 million for the same periods in 2002. For the three and nine months ended September 30, 2003, the decreases were primarily due to decreases of: (i) $300,000 and $500,000, respectively, in legal expenses resulting from a reduction in the frequency and severity of legal proceedings in which the Company is engaged and (ii) $200,000 and $100,000, respectively, in tax related consulting expenses due to expenses incurred in 2002 related to the restructuring of the Company's international subsidiaries.

    Salaries and Wages. Salaries and wages increased to $6.7 million and $21.2 million for the three and nine months ended September 30, 2003 from $5.9 million and $17.8 million for the same periods in 2002. For the three months ended September 30, 2003, the increase was primarily due to a $700,000 increase in employee bonus expense as a result of improved Company performance in 2003 compared to the prior year. For the nine months ended September 30, 2003, the increase was primarily due to increases of: (i) $1.1 million due to increased spending on corporate support functions related primarily to Information Systems and Six Sigma, (ii) $900,000 due to increased servicing expenses, (iii) $800,000 in employee bonus expense, and (iv) $300,000 due to increased employee benefits.

    Sales and Marketing. Sales and marketing expenses increased to $1.9 million and $5.5 million for the three and nine months ended September 30, 2003 from $1.7 million and $4.8 million for the same periods in 2002 due primarily to increased sales commissions as a result of increased unit volumes.

    Stock-based Compensation Expense. Stock-based compensation expense increased to $1.0 million and $2.6 million for the three and nine months ended September 30, 2003 from $400,000 and $1.3 million for the same periods in 2002. While the number of stock options outstanding declined during the periods, stock-based compensation expense increased as a result of a change in assumptions that reduced the period over which certain performance based stock options are expected to vest.

    Provision for Insurance and Service Contract Claims. The provision for insurance and service contract claims, as a percent of premiums earned, decreased to 44.8% and 28.4% for the three and nine months ended September 30, 2003 from 58.9% and 49.3% for the same periods in 2002. The decreases for the three and nine months ended September 30, 2003 are due to the reserve for incurred but not reported claims on the Company's in-house service contract product not being reduced proportionally with the reduction in unearned premiums in 2002, thereby increasing claims expense as a percentage of premiums earned. For the nine months ended September 30, 2003, the decrease is also due to a decrease in the number of outstanding service contract policies, which have a higher claims ratio than the Company's credit life and accident and health products.

    Provision for Credit Losses. The provision for credit losses decreased to $1.2 million and $5.5 million for the three and nine months ended September 30, 2003 from $5.6 million and $6.7 million for the same periods in 2002. The provision for credit losses consists of three components: (i) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period, (ii) a provision to reflect losses inherent in the Company's Loan portfolio, and (iii) a provision for losses on notes receivable. The decrease in the provision for credit losses for the three and nine months ended September 30, 2003 was primarily due to a decrease in the provision for losses inherent in the Company's Loan portfolio to $400,000 and $3.5 million from $3.8 million and $4.3 million in 2002 due to higher 2002 losses as a result of a difficult conversion to a new collection system (see "--General").

    Foreign exchange loss. The foreign exchange loss increased to $1.1 million for the three and nine months ended September 30, 2003 from zero in the same periods in 2002. During the quarter, the Company entered into forward contracts to ensure that currency fluctuations would not reduce the amount of United States dollars received from the liquidation of the United Kingdom operation. From the date the contracts were entered into, the weakening of the United States dollar versus the British pound sterling caused a reduction in the fair value of the forward contracts and an approximately equal increase in the amount of expected future cash flows.

    Under generally accepted accounting principles, the Company is required to record an expense to reduce the carrying value of the forward contracts to fair value, and separately to record the change in the amount of cash flows expected from the United Kingdom due to exchange rate fluctuations in shareholders' equity. These amounts were not equal for the three months ended September 30, 2003 because the change in shareholders' equity reflects the change in exchange rates for the quarter while the change in the value of the forward contracts reflects the change in exchange rates from the date the contracts were entered into until the end of the quarter. In future periods, the Company expects the amount of the gain or loss recognized by the Company on the forward contracts will be approximately offset by an increase or decrease in shareholders' equity.

    Provision for Income Taxes. The effective tax rate decreased to 35.9% and 34.9% for the three and nine months ended September 30, 2003 from 37.0% and 45.3% for the same periods in 2002. The reduction in the effective tax rate for the three and nine months ended September 30, 2003, was primarily due to decreases of 1.9% and 12.5% resulting from expense recorded in 2002 for estimated taxes due upon repatriation of prior years' earnings in the United Kingdom. The reduction in the effective tax rate for the nine months ended September 30, 2003 was partially offset by an increase of 2.0% resulting from a change in estimate of state income tax owed.

United Kingdom

The United Kingdom segment primarily consists of the Company's United Kingdom retail automobile Loan operations. This segment is being liquidated as the Company decided to stop originating Loans in the United Kingdom effective June 30, 2003. The Company expects to liquidate substantially all of its investment in this operation by December 2006.


(Dollars in thousands)                                        THREE MONTHS                         THREE MONTHS
                                                                  ENDED                                ENDED
                                                              SEPTEMBER 30,         % OF           SEPTEMBER 30,           % OF
                                                                  2003             REVENUE              2002              REVENUE
                                                              -------------     -----------        -------------       -----------
REVENUE:
Finance charges                                               $      2,288              94.2%       $      4,667               67.4%
Ancillary product income                                                 6               0.2               2,200               31.8
Other income                                                           137               5.6                  56                0.8
                                                              ------------       -----------        ------------        -----------
     Total revenue                                                   2,431             100.0               6,923              100.0
COSTS AND EXPENSES:
General and administrative                                             502              20.6                 687                9.9
Salaries and wages                                                     841              34.6                 903               13.0
Sales and marketing                                                   --                --                   232                3.4
Stock-based compensation expense                                        65               2.7                 109                1.6
Provision for credit losses                                            (74)             (3.0)                728               10.5
Interest                                                              --                --                    87                1.3
                                                              ------------       -----------        ------------        -----------
     Total costs and expenses                                        1,334              54.9               2,746               39.7
                                                              ------------       -----------        ------------        -----------
Operating income                                                     1,097              45.1               4,177               60.3
Foreign exchange loss                                                 --                --                    (1)              --
                                                              ------------       -----------        ------------        -----------

Income before provision for income taxes                             1,097              45.1               4,176               60.3
Provision for income taxes                                             236               9.7               1,182               17.1
                                                              ------------       -----------        ------------        -----------
Net income                                                    $        861              35.4%       $      2,994               43.2%
                                                              ============       ===========        ============        ===========


(Dollars in thousands)                                         NINE MONTHS                           NINE MONTHS
                                                                  ENDED                                 ENDED
                                                              SEPTEMBER 30,         % OF            SEPTEMBER 30,          % OF
                                                                  2003             REVENUE              2002              REVENUE
                                                              -------------      -----------        ------------        -----------
REVENUE:
Finance charges                                               $      8,202              88.3%       $     14,176               81.7%
Ancillary product income                                               934              10.0               3,114               17.9
Other income                                                           158               1.7                  78                0.4
                                                              ------------       -----------        ------------        -----------
     Total revenue                                                   9,294             100.0              17,368              100.0
COSTS AND EXPENSES:
General and administrative                                           1,694              18.1               2,040               11.8
Salaries and wages                                                   2,888              31.1               2,989               17.2
Sales and marketing                                                    944              10.2                 563                3.2
Stock-based compensation expense                                       219               2.4                 308                1.8
Provision for credit losses                                          1,171              12.6               3,234               18.6
United Kingdom asset impairment expense                             10,493             112.9                --                 --
Interest                                                              --                --                   645                3.7
                                                              ------------       -----------        ------------        -----------
     Total costs and expenses                                       17,409             187.3               9,779               56.3
                                                              ------------       -----------        ------------        -----------
Operating income (loss)                                             (8,115)            (87.3)              7,589               43.7
Foreign exchange gain                                                 --                --                     2               --
                                                              ------------       -----------        ------------        -----------

Income (loss) before provision for income taxes                     (8,115)            (87.3)              7,591               43.7
Provision (credit) for income taxes                                 (2,688)            (28.9)              2,114               12.2
                                                              ------------       -----------        ------------        -----------
Net income (loss)                                             $     (5,427)            (58.4)%      $      5,477               31.5%
                                                              ============       ===========        ============        ===========


    Finance Charges. Finance charges decreased to $2.3 million and $8.2 million for the three and nine months ended September 30, 2003 from $4.7 million and $14.2 million for the same periods in 2002 primarily as the result of a decrease in the average size of the Loan portfolio due to a decline in Loan originations in 2002 and 2003 and the Company's decision to stop Loan originations in the United Kingdom effective June 30, 2003. To a lesser extent, the decrease in finance charges was due to a reduction in the average annualized yield on the Company's Loan portfolio to 10.8% and 11.4% for the three and nine months ended September 30, 2003 from 13.8% and 13.1% for the same periods in 2002. The decreases in the average annual yield were primarily due to increases in the:
(i) average initial term of the Company's Loan portfolio as of September 30, 2003 compared to the same period in 2002 and (ii) non-accrual percentage to 33.2% as of September 30, 2003 from 29.1% as of the same period in

2002 due to a decline in Loan originations in 2002 and 2003. Selected Loan origination data follows:

(Dollars in thousands)                               THREE MONTHS ENDED      NINE MONTHS ENDED                YEARS ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,                  DECEMBER 31,
                                                    --------------------    --------------------    --------------------------------
                                                      2003        2002        2003        2002        2002        2001        2000
                                                    --------    --------    --------    --------    --------    --------    --------
Loan originations (1)                               $    560    $  9,073    $ 23,344    $ 35,976    $ 43,325    $122,817    $142,228
Number of Loans originated                                28         605       1,391       2,560       3,062       9,121      10,664
Number of active dealer-partners (2)                       8          69          86         138         147         215         205
Loans per active dealer-partner                          3.5         8.8        16.2        18.6        20.8        42.4        52.0
Average Loan size                                   $   20.0    $   15.0    $   16.8    $   14.1    $   14.1    $   13.5    $   13.3



         (1) The Company stopped originating Loans in the United Kingdom effective June 30, 2003. The United Kingdom had Loan originations initiated in the second quarter of 2003 which were processed early in the third quarter of 2003.

         (2) Active dealer-partners are dealer-partners who submitted at least one Loan during the period.

    Ancillary product income. Ancillary product income decreased to zero and $900,000 for the three and nine months ended September 30, 2003 from $2.2 million and $3.1 million for the same periods in 2002 primarily due to: (i) a decrease of $1.5 million due to a change in the Company's revenue recognition policy for ancillary products in the third quarter of 2002 and (ii) a decrease of $200,000 and $600,000, respectively, in ancillary product revenue due to the decline in Loan originations in 2003 and the Company's decision to stop Loan originations effective June 30, 2003. For the three months ended September 30, 2003, the decrease in ancillary product income was also due to a decrease of $500,000 in profit sharing income on ancillary products from an ancillary product provider.

    Other Income. Other income remained relatively consistent for the three and nine months ended September 30, 2003 and 2002.

    General and Administrative. General and administrative expenses decreased to $500,000 and $1.7 million for the three and nine months ended September 30, 2003 from $700,000 and $2.0 million for the same periods in 2002 as a result of a general reduction in the amount of resources dedicated to the United Kingdom operations.

    Salaries and Wages. Salaries and wages remained relatively consistent at $800,000 and $2.9 million for the three and nine months ended September 30, 2003 compared to $900,000 and $3.0 million for the same periods in 2002. Salaries and wages expenses for the three and nine months ended September 30, 2003 included an increase of $250,000 in expenses related to employee severance costs associated with the Company's decision to stop Loan originations in the United Kingdom, offset by a decline in headcount resulting from this decision.

    Sales and Marketing. There were no sales and marketing expenses for the three months ended September 30, 2003 due to the Company's decision to stop Loan originations in the United Kingdom effective June 30, 2003. Sales and marketing expenses increased to $900,000 for the nine months ended September 30, 2003 from $600,000 for the same period in 2002 primarily due to employee severance costs of $250,000 associated with the Company's decision to stop Loan originations in the United Kingdom.

    Stock-based Compensation Expense. Stock-based compensation expense remained relatively consistent at $100,000 and $200,000 for the three and nine months ended September 30, 2003 compared to $100,000 and $300,000 for the same periods in 2002.

    Provision for Credit Losses. The provision for credit losses decreased to ($100,000) and $1.2 million for the three and nine months ended September 30, 2003 from $700,000 and $3.2 million in the same periods in 2002. The provision for credit losses consists of two components: (i) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period and (ii) a provision to reflect losses inherent in the Company's Loan portfolio. The decreases in the provision for credit losses were primarily due to decreases in the provision for losses inherent in the Company's Loan portfolio to ($100,000) and $1.0 million in the three and nine months ended September 30, 2003, respectively, from $600,000 and $2.8 million for the same periods in 2002 due primarily to the asset impairment expense the Company recorded to reduce the carrying value of the Loan portfolio to present value during the second quarter of 2003 as a result of the Company's decision to stop originating Loans in the United Kingdom. The Company will continue to evaluate the Loan portfolio for impairment as required under Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") and will record additional asset impairment expense as necessary. As such, the Company does not expect to record a provision for credit losses in future periods.

    United Kingdom Asset Impairment Expense. Effective June 30, 2003, the Company elected to stop originating Loans in the United Kingdom. As a result of this decision, the Company recorded an expense in the second quarter of 2003 consisting of: (i) $9.8 million to reduce the carrying value of the operation's net asset value of the Loan portfolio to the present value (using a discount rate of 13%) of the forecasted cash flows relating to the Loan portfolio less estimated future servicing expenses and (ii) a write-off of $700,000 of fixed assets which will no longer be used in the operation. In determining the impairment of the Loan portfolio, the Company analyzed the expected cash flows from this operation assuming lower collection rates than were assumed before the decision to liquidate. These lower collection rates reflect uncertainties (such as potentially higher employee turnover or reduced morale) in the servicing environment that may arise as a result of the decision to liquidate. The Company does not expect to record additional impairment expense unless the actual results are less than the forecast used by management in the impairment analysis, resulting in a net decrease in the present value of forecasted cash flows relative to the United Kingdom's net asset value. Refer to Notes to Consolidated Financial Statements -- Note 2 for further discussion on the impairment analysis in accordance with SFAS No. 144.

    As a result of the Company's decision to stop Loan originations in the United Kingdom, the capital invested in the United Kingdom is being reinvested in the United States. As of June 30, 2003, the effective date of the Company's decision to stop Loan originations in the United Kingdom, the Company estimated future cash flows from the United Kingdom of approximately $50.9 million. Through September 30, 2003, approximately $11.2 million in cash flows have been repatriated. The Company expects that approximately 70% of the estimated cash flows will be recovered and reinvested in the United States within one year, 90% within two years, and the remainder within three years. In order to manage the foreign currency risk associated with the expected cash flows, the Company entered into a series of forward contracts to deliver British pounds sterling, representing approximately 90% of the total expected cash to be repatriated, to a commercial bank in exchange for United States dollars at an agreed upon rate through June 30, 2005.

    Provision (Credit) for Income Taxes. The effective tax rate decreased to 21.5% for the three months ended September 30, 2003 from 28.3% for the same period in 2002. The effective tax rate increased to 33.1% for the nine months ended September 30, 2003 from 27.8% for the same period in 2002. The changes in the effective rate for the three and nine months ended September 30, 2003 were attributable to a restructuring of the legal entities within this business segment. This restructuring provides the United Kingdom business segment with a fixed dollar amount of tax benefit. The impact of this fixed benefit on the effective tax rates varies based upon (i) whether the business segment reports income or loss, and (ii) the amount of the income or loss. For the three months ended September 30, 2003, the restructuring tax benefit had a greater impact on the effective tax rate compared to the same period in 2002 due to the reduction in pre-tax income in 2003 compared to the same period in 2002. For the nine months ended September 30, 2003, since the business segment reported a pre-tax loss, the restructuring tax benefit increased the amount of the credit for income taxes, thereby increasing the effective tax rate.

Automobile Leasing

The Automobile Leasing segment consists of the Company's automobile leasing operations. This segment is being liquidated as the Company decided to stop originating leases in January 2002. The Company expects to liquidate substantially all of its investment in this operation during 2004.


(Dollars in thousands)                                  THREE MONTHS                         THREE MONTHS
                                                            ENDED                                ENDED
                                                        SEPTEMBER 30,         % OF           SEPTEMBER 30,           % OF
                                                            2003             REVENUE              2002              REVENUE
                                                        -------------     -----------        -------------       -----------
REVENUE:
Lease revenue                                           $      1,251              66.3%       $      3,614               91.8%
Other income                                                     635              33.7                 322                8.2
                                                        ------------       -----------        ------------        -----------
     Total revenue                                             1,886             100.0               3,936              100.0
COSTS AND EXPENSES:
General and administrative                                       162               8.5                 399               10.1
Salaries and wages                                               250              13.3                 334                8.5
Provision for credit losses                                      497              26.4               1,251               31.8
Depreciation of leased assets                                    853              45.2               2,251               57.2
Interest                                                         266              14.1                 396               10.1
                                                        ------------       -----------        ------------        -----------
     Total costs and expenses                                  2,028             107.5               4,631              117.7
                                                        ------------       -----------        ------------        -----------
Operating loss                                                  (142)             (7.5)               (695)             (17.7)
Foreign exchange gain (loss)                                      16               0.8                 (10)              (0.2)
                                                        ------------       -----------        ------------        -----------
Loss before credit for income taxes                             (126)             (6.7)               (705)             (17.9)
Credit for income taxes                                          (57)             (3.0)               (268)              (6.8)
                                                        ------------       -----------        ------------        -----------
Net loss                                                $        (69)             (3.7)%      $       (437)             (11.1)%
                                                        ============       ===========        ============        ===========




(Dollars in thousands)                                   NINE MONTHS                           NINE MONTHS
                                                            ENDED                                 ENDED
                                                        SEPTEMBER 30,         % OF            SEPTEMBER 30,          % OF
                                                            2003             REVENUE              2002              REVENUE
                                                        -------------      -----------        ------------        -----------
REVENUE:
Lease revenue                                           $      5,371              81.5%       $     13,201               92.9%
Other income                                                   1,221              18.5               1,006                7.1
                                                        ------------       -----------        ------------        -----------
     Total revenue                                             6,592             100.0              14,207              100.0
COSTS AND EXPENSES:
General and administrative                                       599               9.2               1,678               11.9
Salaries and wages                                               770              11.7               1,126                7.9
Sales and marketing                                             --                --                    21                0.1
Provision for credit losses                                    1,690              25.6               4,100               28.9
Depreciation of leased assets                                  3,568              54.1               7,758               54.6
Interest                                                         931              14.1               1,596               11.2
                                                        ------------       -----------        ------------        -----------
     Total costs and expenses                                  7,558             114.7              16,279              114.6
                                                        ------------       -----------        ------------        -----------
Operating loss                                                  (966)            (14.7)             (2,072)             (14.6)
Foreign exchange gain                                             74               1.2                   2               --
                                                        ------------       -----------        ------------        -----------
Loss before credit for income taxes                             (892)            (13.5)             (2,070)             (14.6)
Credit for income taxes                                         (353)             (5.3)               (777)              (5.5)
                                                        ------------       -----------        ------------        -----------
Net loss                                                $       (539)             (8.2)%      $     (1,293)             (9.1)%
                                                        ============       ===========        ============        ===========


    Lease Revenue. Lease revenue decreased to $1.3 million and $5.4 million for the three and nine months ended September 30, 2003 from $3.6 million and $13.2 million for the same periods in 2002 primarily due to the Company's decision to stop originating automobile leases in January 2002.

    Other Income. Other income, as a percent of revenue, increased to 33.7% and 18.5% for the three and nine months ended September 30, 2003 from 8.2% and 7.1% for the same periods in 2002 due to gains recognized on leases terminated before their maturity date increasing as lease revenue declined.

    General and Administrative. General and administrative expenses, as a percent of revenue, decreased to 8.5% and 9.2% for the three and nine months ended September 30, 2003 from 10.1% and 11.9% for the same periods in 2002 primarily due to a decrease of $100,000 and $400,000, respectively, in the provision for uncollectible receivables from dealer-partners for ancillary product chargebacks on repossessed leased vehicles. For the nine months ended September 30, 2003, the decrease was also due to: (i) a reduction of $200,000 in third party lease servicing costs due to a reduction in the number of leases serviced and (ii) an expense of $100,000 recorded in 2002 for the impairment of certain assets. The remaining decreases for the three and nine months ended September 30, 2003 reflect a general reduction in the amount of resources necessary to support the Automobile Leasing operations as a result of the Company's decision to stop originating automobile leases in January 2002.

    Salaries and Wages. Salaries and wages, as a percent of revenue, increased to 13.3% and 11.7% for the three and nine months ended September 30, 2003 from 8.5% and 7.9% for the same periods in 2002 primarily due to servicing salaries and wages expenses declining at a slower rate than the decline in revenue producing leases.

    Sales and Marketing. There were no sales and marketing expenses for the three and nine months ended September 30, 2003 due to discontinuing automobile lease originations in January 2002.

    Provision for Credit Losses. The provision for credit losses, as a percent of lease revenue, increased to 39.7% and 31.5% for the three and nine months ended September 30, 2003 from 34.6% and 31.1% for the same period in 2002 primarily due to the frequency of lease repossessions declining at a slower rate than the decline in revenue producing leases. The Company will continue to evaluate the net asset value of the Automobile Leasing operation for impairment as required under SFAS No. 144 and will record additional impairment expense as necessary. As such, the Company does not expect to record a provision for lease losses in future periods.

    Depreciation of Leased Assets. Depreciation of leased assets, including the amortization of initial direct lease costs and insurance costs paid to third parties, is recorded on a straight-line basis to the residual value of leased vehicles over their scheduled lease terms. Depreciation expense, as a percent of lease revenue, increased to 57.1% and 56.0% for the three and nine months ended September 30, 2003 from 51.3% and 48.4% for the same periods in 2002 primarily due to a reduction in the average residual value, as a percent of original lease value, in the lease portfolio. Amortization of initial direct lease costs and insurance costs paid to third parties, as a percent of lease revenue, remained relatively consistent at 11.1% and 10.5% for the three and nine months ended September 30, 2003 from 11.0% and 10.4% for the same periods in 2002.

    Credit for Income Taxes. The effective tax rate increased to 45.2% and 39.6% for the three and nine months ended September 30, 2003 from 38.0% and 37.5% for the same periods in 2002. The changes in the effective tax rates did not have a material impact on the segment's financial results.

    Other

    The Other segment consists of the Company's Canadian retail automobile Loan operations and secured lines of credit and floorplan financing products. In June 2003, the Company decided to stop originating Loans in Canada. The Company is also reducing its investment in secured lines of credit and floorplan financing products.

(Dollars in thousands)                                  THREE MONTHS                         THREE MONTHS
                                                            ENDED                                ENDED
                                                        SEPTEMBER 30,         % OF           SEPTEMBER 30,           % OF
                                                            2003             REVENUE              2002              REVENUE
                                                        -------------     -----------        -------------       -----------
REVENUE:
Finance charges                                         $        347             41.0%       $         397              30.9%
Other income                                                     500             59.0                  887              69.1
                                                        ------------      -----------        -------------       -----------
     Total revenue                                               847            100.0                1,284             100.0
COSTS AND EXPENSES:
General and administrative                                        75              8.9                  239              18.6
Salaries and wages                                                47              5.5                   69               5.4
Sales and marketing                                                2              0.2                   54               4.2
Provision for credit losses                                      691             81.6                1,362             106.1
Interest                                                         136             16.1                  225              17.5
                                                        ------------      -----------        -------------       -----------
     Total costs and expenses                                    951            112.3                1,949             151.8
                                                        ------------      -----------        -------------       -----------
Income (loss) before
  provision (credit) for income taxes                           (104)           (12.3)                (665)            (51.8)
Provision (credit) for income taxes                               12              1.4                 (247)            (19.2)
                                                        ------------      -----------        -------------       -----------
Net loss                                                $       (116)           (13.7)%      $        (418)            (32.6)%
                                                        ============      ===========        =============       ===========

(Dollars in thousands)                                   NINE MONTHS                           NINE MONTHS
                                                            ENDED                                 ENDED
                                                        SEPTEMBER 30,         % OF            SEPTEMBER 30,          % OF
                                                            2003             REVENUE              2002              REVENUE
                                                        -------------      -----------        ------------        -----------
REVENUE:
Finance charges                                         $      1,166              51.0%       $      1,288               32.3%
Other income                                                   1,120              49.0               2,704               67.7
                                                        ------------       -----------        ------------        -----------
     Total revenue                                             2,286             100.0               3,992              100.0
COSTS AND EXPENSES:
General and administrative                                       260              11.4                 700               17.5
Salaries and wages                                               195               8.5                 199                5.0
Sales and marketing                                               62               2.7                 203                5.1
Provision for credit losses                                      972              42.5               1,891               47.4
Interest                                                         564              24.7                 770               19.3
                                                        ------------       -----------        ------------        -----------
     Total costs and expenses                                  2,053              89.8               3,763               94.3
                                                        ------------       -----------        ------------        -----------
Income before provision for income taxes                         233              10.2                 229                5.7
Provision for income taxes                                       173               7.6                  93                2.3
                                                        ------------       -----------        ------------        -----------
Net income                                              $         60               2.6%       $        136                3.4%
                                                        ============       ===========        ============        ===========



    Finance charges. Finance charges decreased to $300,000 and $1.2 million for the three and nine months ended September 30, 2003 from $400,000 and $1.3 million for the same periods in 2002. Finance charges decreased for the three and nine months ended September 30, 2003 primarily due to a decrease in the average size of the Canadian Loan portfolio due to a decline in Loan originations in Canada in 2003 and the Company's decision to stop Loan originations in Canada effective June 30, 2003. To a lesser extent, the decrease in finance charges was due to a reduction in the average annualized yield on the Company's Canadian Loan portfolio to 11.1% and 12.2% for the three and nine months ended September 30, 2003 from 11.7% and 12.7% for the same periods in 2002. The decrease was primarily due to an increase in the percent of non-accrual Loans to 24.5% as of September 30, 2003 from 20.5% as of the same period in 2002 due to a decline in Loan originations in 2003.

    Other Income. Other income decreased to $500,000 and $1.1 million for the three and nine months ended September 30, 2003 from $900,000 and $2.7 million for the same periods in 2002. The decreases for the three and nine months ended September 30, 2003 are primarily due to decreases of $300,000 and $1.5 million, respectively, in revenue from secured lines of credit and floorplan financing offered to certain dealer-partners as the Company continues to reduce its investment in these products.

    General and Administrative. General and administrative expenses decreased to $100,000 and $300,000 for the three and nine months ended September 30, 2003 from $200,000 and $700,000 for the same periods in 2002 due to a general reduction in the amount of resources necessary to support the Canadian operations as a result of the Company's decision to stop Loan originations in Canada effective June 30, 2003.

    Salaries and Wages. Salaries and wages, as a percent of revenue, increased to 5.6% and 8.5% for the three and nine months ended September 30, 2003 from 5.4% and 5.0% for the same periods in 2002 primarily due to salaries and wages relating to the Company's floorplan and line of credit loan products remaining relatively constant as the income from these products declined as a result of the Company's decision to decrease its investment in these products.

    Sales and Marketing. Sales and marketing expenses decreased to zero and $100,000 for the three and nine months ended September 30, 2003 from $100,000 and $200,000 for the same periods in 2002 due primarily to decreased sales commissions in the Canadian automobile Loan operations as a result of decreased unit volumes and the Company's decision to stop Loan originations in Canada effective June 30, 2003.

    Provision for Credit Losses. The provision for credit losses decreased to $700,000 and $1.0 million for the three and nine months ended September 30, 2003 from $1.4 million and $1.9 million for the same periods in 2002. The provision for credit losses consists of four components: (i) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period, (ii) a provision to reflect losses inherent in the Company's Loan portfolio, (iii) a provision for losses on secured line of credit loans, and
(iv) a provision for floorplan loan losses. The decrease in the provision for credit losses for the three and nine months ended September 30, 2003 was primarily due to decreases of $1.2 million and $1.6 million, respectively, in the provision for floorplan loan losses as the Company continues to reduce its investment in this product. These decreases were partially offset by increases of $500,000 and $400,000 in the provision for secured line of credit loan losses for the three and nine months ended September 30, 2003.

    Provision for Income Taxes. The effective tax rate decreased to 11.5% for the three months ended September 30, 2003 from 37.1% for the same period in 2002. While the business segment reported a loss for the three months ended September 30, 2003, the business segment did not report a credit for income taxes as a result of the provision for taxes on earnings of the Canadian operation, which has a higher effective rate than the businesses based in the United States, exceeding the amount of the credit for taxes on losses reported on the secured line of credit and floorplan products. For the nine months ended September 30, 2003, the effective tax rate increased to 74.2% from 40.6% compared to the same period in 2002. The increase in the effective rate for the nine months ended September 30, 2003 compared to the same period in 2002 was due to losses reported in the floorplan and line of credit businesses in 2003. These businesses are based in the United States, and have a lower effective tax rate than the Canadian automobile Loan business. As a result, the tax benefit from losses incurred in these businesses does not fully offset taxes relating to profits earned in the Canadian operation, thereby increasing the effective tax rate for the business segment.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

    As a result of a Securities and Exchange Commission review of the Company's Form 10-K for the year ended December 31, 2002 and Form 10-Q for the period ended June 30, 2003, the Company is including the results of operations for its four business segments for the prior year in this Form 10-Q. The segment results include adjustments for SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". Refer to Notes to Consolidated Financial Statements -- Note 11 for further discussion on the Company's adoption of the fair value recognition and measurement provisions of SFAS No. 123. The results of operations for the Company as a whole are attributable to changes described by segment in the discussion of the results of operations in the United States, United Kingdom, Automobile Leasing, and Other business segments.


United States

(Dollars in thousands)                                         YEAR ENDED            % OF           YEAR ENDED           % OF
                                                            DECEMBER 31, 2002       REVENUE      DECEMBER 31, 2001      REVENUE
                                                            -----------------       -------      -----------------      -------
REVENUE:
Finance charges                                             $          78,414          70.8%     $          66,306         71.2%
Ancillary product income                                               13,183          11.9                 10,221         11.0
Premiums earned                                                         4,512           4.1                  6,572          7.1
Other income                                                           14,622          13.2                  9,953         10.7
                                                            -----------------       -------      -----------------      -------
     Total revenue                                                    110,731         100.0                 93,052        100.0
COSTS AND EXPENSES:
General and administrative                                             19,185          17.4                 13,537         14.5
Salaries and wages                                                     23,745          21.4                 19,989         21.5
Sales and marketing                                                     6,522           5.9                  6,226          6.7
Stock-based compensation expense                                        1,686           1.5                  1,632          1.8
Provision for  insurance and service contract claims                    1,861           1.7                  1,544          1.7
Provision for credit losses                                            11,749          10.6                  2,720          2.9
Interest                                                                5,408           4.9                  7,721          8.3
                                                            -----------------       -------      -----------------      -------
     Total costs and expenses                                          70,156          63.4                 53,369         57.4
                                                            -----------------       -------      -----------------      -------
Operating income                                                       40,575          36.6                 39,683         42.6
Foreign exchange loss                                                      (6)         --                      (37)        --
                                                            -----------------       -------      -----------------      -------
Income before provision for
  income taxes                                                         40,569          36.6                 39,646         42.6
Provision for income taxes                                             16,779          15.1                 16,584         17.8
                                                            -----------------       -------      -----------------      -------
Net income                                                  $          23,790          21.5%     $          23,062         24.8%
                                                            =================       =======      =================      =======

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

    Finance Charges. Finance charges increased to $78.4 million in 2002 from $66.3 million in 2001 primarily due to an increase in the average size of the Loan portfolio due to an increase in Loan originations in 2001. This increase was partially offset by a reduction in the average annualized yield on the Company's Loan portfolio to 12.5% in 2002 from 12.8% in 2001. The decrease in the average yield was primarily due to an increase in the percent of non-accrual Loans to 21.9% as of December 31, 2002 from 18.6% for the same period in 2001 due primarily to a reduction in Loan originations in 2002.

    Ancillary Product Income. Ancillary product income increased to $13.2 million in 2002 from $10.2 million in 2001 primarily due to increases in: (i) penetration rates on third party service contract products offered by dealer-partners and (ii) the average amount earned per service contract in 2002 compared to 2001.

    Premiums Earned. Premiums earned decreased to $4.5 million in 2002 from $6.6 million in 2001 primarily due to a decrease in penetration rates on the Company's in-house service contract product in 2002 and 2001.

    Other Income. Other income increased to $14.6 million in 2002 from $10.0 million in 2001 primarily due to: (i) interest income of $4.8 million from the Internal Revenue Service received in connection with a change in tax accounting methods that affected the characterization and timing of revenue recognition for tax purposes and (ii) an increase of $1.2 million in monthly fees paid by dealer-partners for the use of the Company's Internet origination system. These increases were partially offset by the one-time gain of $1.1 million in 2001 to record the exercise of a clean-up call relating to the July 1998 securitization of advance receivables.

    General and Administrative. General and administrative expenses increased to $19.2 million in 2002 from $13.5 million in 2001 due to: (i) the reversal in 2001 of Michigan single business taxes of $4.7 million, which were paid from 1993 to 2000, resulting from a re-characterization of the Company's revenue as a result of an Internal Revenue Service examination. This reversal of Michigan single business taxes was partially offset by an increase in state income taxes (see "Provision for Income Taxes"). The increase was also due to losses of $1.4 million on the disposal of computer hardware in 2002.

    Salaries and Wages. Salaries and wages increased to $23.7 million in 2002 from $20.0 million in 2001 primarily due to an increase of $2.9 million resulting primarily from increased spending on corporate support areas such as Information Systems, Finance, and a Six Sigma initiative.

    Sales and Marketing. Sales and marketing expenses increased to $6.5 million in 2002 from $6.2 million in 2001 as a result of expense associated with a direct mail lead generation services product provided to dealer-partners and an increase in the average sales commission per Loan originated.

    Stock-based Compensation Expense. Stock-based compensation expense remained relatively consistent at $1.7 million in 2002 compared to $1.6 million in 2001.

    Provision for Insurance and Service Contract Claims. The provision for insurance and service contract claims, as a percent of premiums earned, increased to 41.2% in 2002 from 23.5% in 2001 due to an increase in the percent of total claims paid relating to the Company's credit life and accident and health products, which have a lower ratio of claims paid to premiums earned than the Company's service contract product.

    Provision for Credit Losses. The provision for credit losses increased to $11.7 million in 2002 from $2.7 million in 2001. The provision for credit losses consists of three components: (i) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period, (ii) a provision to reflect losses inherent in the Company's Loan portfolio, and (iii) a provision for losses on notes receivable. The increase in the provision for credit losses for the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily due to increases of: (i) $6.1 million in the provision for losses inherent in the Company's Loan portfolio due to higher losses in 2002 as a result of a difficult conversion to a new collection system (see Part I, Item 2 "--General"); and (ii) $2.6 million in the provision for earned but unpaid revenue due to an increase in the percent of non-accrual Loans to 21.9% as of December 31, 2002 from 18.6% for the same period in 2001.

    Provision for Income Taxes. The effective tax rate remained relatively consistent at 41.4% in 2002 compared to 41.8% in 2001. The effective tax rate in 2002 includes an 8.9% increase in the effective tax rate resulting from expense of $3.6 million recorded in 2002 for estimated taxes due upon repatriation of prior years' earnings in the United Kingdom, partially offset by a 2.6% decrease related to a reversal of expense in 2002 due to a change in estimate of state income tax owed. The effective tax rate in 2001 includes a 6.8% increase in the effective tax rate resulting from a $2.7 million change in estimate of state income tax owed.

United Kingdom

(Dollars in thousands)                                         YEAR ENDED            % OF           YEAR ENDED           % OF
                                                            DECEMBER 31, 2002       REVENUE      DECEMBER 31, 2001      REVENUE
                                                            -----------------       -------      -----------------      -------
REVENUE:
Finance charges                                             $          17,671          83.7%     $          21,802         88.6%
Ancillary product income                                                3,254          15.4                  2,670         10.8
Other income                                                              195           0.9                    140          0.6
                                                            -----------------       -------      -----------------      -------
     Total revenue                                                     21,120         100.0                 24,612        100.0

COSTS AND EXPENSES:
General and administrative                                              2,509          11.9                  2,838         11.6
Salaries and wages                                                      3,620          17.1                  4,904         19.9
Sales and marketing                                                       849           4.0                    922          3.7
Stock-based compensation expense                                          386           1.8                    123          0.5
Provision for credit losses                                             4,489          21.3                  3,399         13.8
Interest                                                                  647           3.1                  2,196          8.9
                                                            -----------------       -------      -----------------      -------
     Total costs and expenses                                          12,500          59.2                 14,382         58.4
                                                            -----------------       -------      -----------------      -------
Operating income                                                        8,620          40.8                 10,230         41.6
Foreign exchange gain                                                       5          --                      -           --
                                                            -----------------       -------      -----------------      -------
Income before provision for
  income taxes                                                          8,625          40.8                 10,230         41.6
Provision for income taxes                                              2,343          11.1                  3,020         12.3
                                                            -----------------       -------      -----------------      -------
Net income                                                  $           6,282          29.7%     $           7,210         29.3%
                                                            =================       =======      =================      =======

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

    Finance Charges. Finance charges decreased to $17.7 million in 2002 from $21.8 million in 2001 primarily as the result of decreases in: (i) the average size of the Loan portfolio due to a decrease in Loan originations in 2002 and
(ii) the average annualized yield on the Company's Loan portfolio to 12.7% in 2002 from 13.6% in 2001. The decrease in the average yield was primarily due to an increase in the percent of non-accrual Loans to 31.3% as of December 31, 2002 from 22.4% for the same period in 2001 due to a reduction in Loan originations in 2002. Loan originations decreased in 2002 to $43.3 million from $122.8 million in 2001 as the result of the Company decreasing the amount advanced to dealer-partners and discontinuing its relationship with certain dealer-partners whose business did not meet the Company's return on capital objectives.

    Ancillary Product Income. Ancillary product income increased to $3.3 million in 2002 from $2.7 million in 2001 primarily due to a change in revenue recognition, which increased revenue by $1.5 million. This change was the result of a complete review of the Company's revenue recognition policies, which determined that, while conservative, the policies relative to ancillary product revenue recognition in the United Kingdom were inconsistent with those employed in the United States. Therefore, the Company adopted the accounting treatment that was appropriate and consistent with the policies employed in the United States. This increase in income resulting from the change in revenue recognition was partially offset by a $300,000 decrease in revenue under a profit sharing agreement with an insurance provider.

    Other Income. Other income remained relatively consistent in 2002 and 2001.

    General and Administrative. General and administrative expenses decreased to $2.5 million in 2002 from $2.8 million in 2001 as a result of accounting and legal expenses incurred in 2001 related to the restructuring of legal entities within this business segment. Salaries and Wages. Salaries and wages decreased to $3.6 million in 2002 from $4.9 million in 2001 primarily due to executive severance agreement expenses of $700,000 incurred in 2001 and a reduction in staffing levels in 2002.

    Sales and Marketing. Sales and marketing expenses remained relatively consistent at $800,000 in 2002 compared to $900,000 in 2001.

    Stock-based Compensation Expense. Stock-based compensation expense increased to $400,000 in 2002 from $100,000 in 2001 due to an increase in the number of stock options outstanding as a result of stock options granted during the second half of 2001 and in 2002.

    Provision for Credit Losses. Provision for credit losses increased to $4.5 million in 2002 from $3.4 million in 2001. The provision for credit losses consists of two components: (i) a provision for earned but unpaid revenue on Loans that were transferred to non-accrual status during the period; and (ii) a provision to reflect losses inherent in the Company's Loan portfolio. The increase was primarily due to an increase of $1.4 million in the provision for losses inherent in the Company's Loan portfolio due to a decline in credit quality of Loans originated in 2001, partially offset by a decrease of $300,000 in the provision for earned but unpaid revenue. As a result of the decline in credit quality of Loans originated in 2001, the Company stopped originating Loans in Ireland and decreased the amount advanced to dealer-partners in the United Kingdom.

    Provision for Income Taxes. The effective tax rate decreased to 27.2% in 2002 from 29.5% in 2001. The reduction in the effective rate in 2002 was attributable to a restructuring of the legal entities within this business segment. This restructuring provides the United Kingdom business segment with a fixed dollar amount of tax benefit. The impact of this fixed benefit on the effective tax rates varies based upon: (i) whether the business segment reports income or loss and (ii) the amount of the income or loss. For the year ended December 31, 2002, the decrease in the effective tax rate was due to the reduction in pre-tax income in 2002.

Automobile Leasing

(Dollars in thousands)             YEAR ENDED         % OF           YEAR ENDED         % OF
                               DECEMBER 31, 2002    REVENUE      DECEMBER 31, 2001    REVENUE
                               -----------------   --------      -----------------    --------

REVENUE:
Lease revenue                           $ 16,101       92.6 %             $ 21,853       94.2 %
Other income                               1,279        7.4                  1,339        5.8
                               -----------------   --------      -----------------    --------
     Total revenue                        17,380      100.0                 23,192      100.0

COSTS AND EXPENSES:
General and administrative                 2,048       11.9                  3,195       13.9
Salaries and wages                         1,409        8.1                  1,827        7.9
Sales and marketing                           23        0.1                    288        1.2
Provision for credit losses                5,134       29.5                  6,126       26.4
Depreciation of leased assets              9,669       55.6                 12,485       53.8
Interest                                   1,992       11.5                  3,365       14.5
                               -----------------   --------      -----------------    --------
     Total costs and expenses             20,275      116.7                 27,286      117.7
                               -----------------   --------      -----------------    --------

Operating loss                            (2,895)     (16.7)                (4,094)     (17.7)
Foreign exchange gain (loss)                   1          -                     (5)         -
                               -----------------   --------      -----------------    --------
Loss before provision for
  income taxes                            (2,894)     (16.7)                (4,099)     (17.7)
Credit for income taxes                   (1,070)      (6.2)                (1,465)      (6.3)
                               -----------------   --------      -----------------    --------
Net loss                                $ (1,824)     (10.5)%             $ (2,634)     (11.4)%
                               =================   =========     =================    ========


Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

    Lease Revenue. Lease revenue decreased to $16.1 million in 2002 from $21.9 million in 2001 primarily due to the decrease in the dollar value of the Company's lease portfolio. This decrease was the result of the Company's decision to stop originating automobile leases in the first quarter of 2002.

    Other Income. Other income remained relatively consistent in 2002 and 2001.

    General and Administrative. General and administrative expenses, as a percentage of revenue, decreased to 11.9% in 2002 from 13.9% in 2001 due primarily to expense of $725,000 for the impairment of certain assets recorded in 2001 relating to the Company's decision to stop new lease originations.

    Salaries and Wages. Salaries and wages, as percentage of revenue, increased to 8.1% for 2002 from 7.9% in 2001 primarily due to servicing salaries and wages declining at a slower rate than the decline in revenue producing leases.

    Sales and Marketing. Sales and marketing expenses decreased to a negligible amount in 2002 from $300,000 in 2001 due to discontinuing automobile lease originations in the first quarter of 2002.

    Provision for Credit Losses. Provision for credit losses decreased to $5.1 million in 2002 from $6.1 million in 2001 primarily due to a decrease in the dollar value of the Company's lease portfolio.

    Depreciation of Leased Assets. Depreciation of leased assets, including the amortization of initial direct lease costs and insurance costs paid to third parties, is recorded on a straight-line basis to the residual value of leased vehicles over their scheduled lease terms. Depreciation expense, as a percent of lease revenue, increased to 49.4% in 2002 from 46.2% in 2001 primarily due to a reduction in the average residual value, as a percent of original lease value, in the lease portfolio. Amortization of initial direct lease costs and insurance costs paid to third parties, as a percent of lease revenue, remained relatively consistent at 10.6% in 2002 from 10.9% in 2001.

    Credit for Income Taxes. The effective tax rate increased to 37.0% in 2002 from 35.7% in 2001. The change in the effective tax rates did not have a material impact on the segment's financial results.

Other

(Dollars in thousands)                         YEAR ENDED         % OF            YEAR ENDED          % OF
                                           DECEMBER 31, 2002    REVENUE       DECEMBER 31, 2001     REVENUE
                                           -----------------    -------       -----------------     -------

REVENUE:
Finance charges                                      $ 1,659       32.5 %               $ 2,061       31.8 %
Other income                                           3,444       67.5                   4,412       68.2
                                                     -------     ------                 -------     ------
     Total revenue                                     5,103      100.0                   6,473      100.0
COSTS AND EXPENSES:
General and administrative                               804       15.7                   1,355       21.0
Salaries and wages                                       268        5.3                     450        7.0
Sales and marketing                                      229        4.5                     249        3.8
Provision for credit losses                            2,563       50.2                   1,789       27.6
Interest                                               1,011       19.8                   1,406       21.7
                                                     -------     ------                 -------     ------
     Total costs and expenses                          4,875       95.5                   5,249       81.1
                                                     -------     ------                 -------     ------

Income before provision for income taxes                 228        4.5                   1,224       18.9
Provision for income taxes                               106        2.1                     447        6.9
                                                     -------     ------                 -------     ------
Net income                                           $   122        2.4                 $   777       12.0
                                                     =======     ======                 =======     ======


Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Finance charges. Finance charges decreased to $1.7 in 2002 from $2.1 in 2001 primarily due to an decrease in the average size of the Canadian Loan portfolio due to a decrease in Loan originations in Canada in 2002. To a lesser extent, the decrease in finance charges was due to a reduction in the average annualized yield on the Company's Canadian Loan portfolio to 12.4% in 2002 from 14.7% in 2001. The decrease in the average yield was primarily due to an increase in the percent of non-accrual Loans to 21.4% as of December 31, 2002 from 16.9% as of the same period in 2001 due to a decline in Loan originations in 2002.

    Other Income. Other income decreased to $3.4 million in 2002 from $4.4 million in 2001 primarily due to a decrease of $1.0 million in revenue from secured lines of credit and floorplan financing offered to certain dealer-partners due to a reduction in the amount of capital invested in these products.

    General and Administrative. General and administrative expenses decreased to $800,000 in 2002 from $1.4 million in 2001 due to a general reduction in the amount of resources necessary to support the Canadian operations.

    Salaries and Wages. Salaries and wages, as a percent of revenue, decreased to 5.3% in 2002 from 7.0% in 2001 primarily due to a reduction in salaries and wages relating to the Company's floorplan and line of credit loan products, as well as a reduction in the amount of resources necessary to support the Canadian operations.

    Sales and Marketing. Sales and marketing expenses remained relatively consistent in 2002 and 2001.

    Provision for Credit Losses. The provision for credit losses increased to $2.6 million in 2002 from $1.8 million in 2001. The provision for credit losses consists of four components: (i) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period, (ii) a provision to reflect losses inherent in the Company's Loan portfolio, (iii) a provision for losses on secured line of credit loans, and (iv) a provision for floorplan loan losses. The increase in the provision for credit losses in 2002 was primarily due to an increase of $800,000 in the provision for floorplan and secured line of credit loan losses in 2002.

Provision for Income Taxes. The effective tax rate increased to 46.5% in 2002 from 36.5% in 2001. The increase in the effective rate was due to losses reported in the floorplan business in 2002. This business is based in the United States, and has a lower effective tax rate than the Canadian automobile Loan business. As a result, the tax benefit from losses incurred in these businesses does not fully offset taxes relating to profits earned in the Canadian operation, thereby increasing the effective tax rate for the business segment.

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

Consolidated
  (Dollars in thousands)                          THREE MONTHS                           THREE MONTHS
                                                      ENDED                                  ENDED
                                                  SEPTEMBER 30,       % OF AVERAGE       SEPTEMBER 30,      % OF AVERAGE
                                                      2003             CAPITAL (1)           2002             CAPITAL (1)
                                                  -------------       ------------       -------------      -------------
REVENUE:
Finance charges                                       $  25,770            23.0 %           $  24,018            20.6 %

Lease revenue                                             1,251             1.1                 3,614             3.1
Ancillary product income                                  4,369             3.9                 5,500             4.7
Premiums earned                                             734             0.7                 1,001             0.9
Other income                                              3,738             3.3                 8,535             7.3
                                                      ---------            ----             ---------            ----
     Total revenue                                       35,862            32.0                42,668            36.6
COSTS AND EXPENSES:
General and administrative                                4,679             4.2                 5,789             5.0
Salaries and wages                                        7,879             7.0                 7,184             6.2
Sales and marketing                                       1,886             1.7                 1,954             1.7
Stock-based compensation expense                          1,027             0.9                   535             0.5
Provision for  insurance and service contract claims        329             0.3                   590             0.5
Provision for credit losses                               2,303             2.1                 8,896             7.6
Depreciation of leased assets                               853             0.8                 2,251             1.9
Interest                                                  2,267             2.0                 2,364             2.0
                                                      ---------            ----             ---------            ----
     Total costs and expenses                            21,223            19.0                29,563            25.4
                                                      ---------            ----             ---------            ----

Operating income                                         14,639            13.0                13,105            11.2
Foreign exchange loss                                    (1,066)           (0.9)                  (25)              -
                                                      ---------            ----             ---------            ----


Income before provision for income taxes                 13,573            12.1                13,080            11.2
Provision for income taxes                                4,755             4.2                 4,468             3.8
                                                      ---------            ----             ---------            ----
Net income                                            $   8,818             7.9 %           $   8,612             7.4 %
                                                      =========            ====             =========            ====

Average capital (1)                                   $ 448,913                             $ 466,763

(Dollars in thousands)                                  NINE MONTHS                             NINE MONTHS
                                                           ENDED                                   ENDED
                                                       SEPTEMBER 30,      % OF AVERAGE         SEPTEMBER 30,        % OF AVERAGE
                                                           2003            CAPITAL (1)              2002             CAPITAL (1)
                                                       -------------      ------------           -------------      -------------
REVENUE:
Finance charges                                            $  76,457             22.7%            $  74,425               20.8%
Lease revenue                                                  5,371              1.6                13,201                3.7
Ancillary product income                                      14,335              4.3                12,919                3.6
Premiums earned                                                2,246              0.7                 3,495                1.0
Other income                                                  10,354              3.1                16,075                4.5
                                                           ---------       ----------             ---------         ----------
     Total revenue                                           108,763             32.5               120,115               33.6
COSTS AND EXPENSES:
General and administrative                                    15,361              4.5                17,889                4.9
Salaries and wages                                            25,083              7.5                22,136                6.2
Sales and marketing                                            6,546              2.0                 5,544                1.6
Stock-based compensation expense                               2,830              0.8                 1,582                0.4
Provision for  insurance and service contract claims             637              0.2                 1,723                0.5
Provision for credit losses                                    9,354              2.8                15,973                4.5
Depreciation of leased assets                                  3,568              1.1                 7,758                2.2
United Kingdom asset impairment expense                       10,493              3.1                     -                -
Interest                                                       5,264              1.6                 7,126                2.0
                                                           ---------       ----------             ---------         ----------
     Total costs and expenses                                 79,136             23.6                79,731               22.3
                                                           ---------       ----------             ---------         ----------

Operating income                                              29,627              8.8                40,384               11.3
Foreign exchange gain (loss)                                  (1,037)            (0.3)                    2                -
                                                           ---------       ----------             ---------         ----------

Income before provision for income taxes                      28,590              8.5                40,386               11.3
Provision for income taxes                                    10,171              3.0                17,111                4.8
                                                           ---------       ----------             ---------         ----------
Net income                                                 $  18,419              5.5%            $  23,275                6.5%
                                                           =========       ==========             =========         ==========

Average capital (1)                                        $ 447,214                              $ 476,081

(1) Average capital is equal to the average amount of debt and equity during the period in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The calculation of average capital follows:

(Dollars in thousands)               THREE MONTHS ENDED             NINE MONTHS ENDED
                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                   -----------------------       -----------------------
                                     2003           2002           2003           2002
                                   --------       --------       --------       --------

Average debt                       $109,204       $152,986       $111,927       $172,512

Average shareholders' equity        339,709        313,777        335,287        303,569
                                   --------       --------       --------       --------
Average capital                    $448,913       $466,763       $447,214       $476,081
                                   ========       ========       ========       ========

RETURN ON CAPITAL ANALYSIS

    Return on capital is equal to net operating profit after-tax (net income plus interest expense after-tax) divided by average capital as follows:

(Dollars in thousands)                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                     ------------------------        ------------------------
                                       2003            2002            2003            2002
                                     --------        --------        --------        --------

Net income                           $  8,818        $  8,612        $ 18,419        $ 23,275

Interest expense                     $  2,267        $  2,364        $  5,264        $  7,126
Tax rate                                 65.0%           65.2%           65.0%           65.5%
                                     --------        --------        --------        --------
Interest expense after-tax           $  1,474        $  1,541        $  3,422        $  4,664
                                     --------        --------        --------        --------
Net operating profit after-tax       $ 10,292        $ 10,153        $ 21,841        $ 27,939
                                     ========        ========        ========        ========

Average capital                      $448,913        $466,763        $447,214        $476,081
                                     ========        ========        ========        ========

Return on capital                         9.2%            8.7%            6.5%            7.8%


The Company's return on capital increased to 9.2% for the three months ended September 30, 2003 from 8.7% for the same period in 2002. The increase in the return on capital was due to an increase in the return on capital in the United States and an increase in the percent of total capital invested in the United States to 87.9% in 2003 from 74.8% in 2002. Partially offsetting the increase in the return on capital in the United States was a decrease in the return on capital in the United Kingdom. The increase in the return on capital in the United States was due to: (i) a decrease in provision for credit losses due to a decrease in the provision for losses inherent in the Company's Loan portfolio and (ii) an increase in finance charges, as a percent of average capital, due to a reduction in the amount advanced to dealer-partners as a percent of the gross Loan amount. This increase in return on capital was partially offset by: (i) a decrease in other income, as a percent of average capital, due to interest income from the Internal Revenue Service received in 2002 in connection with a change in tax accounting methods that affected the characterization and timing of revenue recognition for tax purposes and (ii) an increase in foreign exchange loss as a result of the Company recognizing the fair value of forward contracts entered into to manage foreign currency risk associated with the cash flows anticipated from the exit of the United Kingdom operation.

    The Company's return on capital decreased to 6.5% for the nine months ended September 30, 2003 from 7.8% for the same period in 2002. The decrease in return on capital was primarily due to a reduction in the return on capital in the United Kingdom, partially offset by an increase in return on capital in the United States and an increase in the percent of total capital invested in the United States to 84.4% in 2003 from 73.4% in 2002. The decrease in the return on capital in the United Kingdom was primarily a result of the $7,238,000 after-tax adjustment for asset impairment and accrued expenses related to the Company's decision to stop originating Loans in the United Kingdom effective June 30, 2003. This adjustment decreased the Company's reported return on capital by 2.2% for the nine months ended September 30, 2003.

    The increase in the return on capital in the United States was due to: (i) an increase in finance charges as a percent of average capital due to a reduction in the amount advanced to dealer-partners as a percent of the gross Loan amount, (ii) a decrease in the provision for income taxes for two tax related adjustments in 2002 and (iii) an increase in ancillary product income, which is recognized upon the sale of the ancillary product. Ancillary product income, as a percent of average capital, increased as a result of Loan originations increasing at a faster rate than average capital in the United States. This increase in return on capital was partially offset by: (i) a decrease in other income, as a percent of average capital, due to interest income from the Internal Revenue Service received in 2002 in connection with a change in tax accounting methods that affected the characterization and timing of revenue recognition for tax purposes and (ii) an increase in foreign exchange loss as a result of the Company recognizing the fair value of forward contracts entered into to manage foreign currency risk associated with the cash flows anticipated from the exit of the United Kingdom operation.

ECONOMIC PROFIT

    Economic profit represents net operating profit after-tax less an imputed cost of equity. Economic profit measures how efficiently the Company utilizes its total capital, both debt and equity. To consider the cost of both debt and equity, the Company's calculation of economic profit deducts from net income as determined under GAAP a cost of equity equal to 10% of average equity, which approximates the S&P 500's rate of return since 1965. Management uses economic profit to assess the Company's performance and the amount of value created for shareholders as well as to make capital allocation decisions. Management believes this information is important to shareholders because it allows shareholders to compare the returns earned by the Company investing capital in its core business with the return they could expect if the Company returned capital to shareholders and they invested in other securities. The Company generated an economic profit of $325,000, or $0.01 per diluted share, for the three months ended September 30, 2003 compared to $768,000, or $0.02 per diluted share, for the same period in 2002. The Company generated an economic loss of ($6,728,000), or ($0.16) per diluted share, for the nine months ended September 30, 2003 compared to an economic profit of $507,000, or $0.01 per diluted share, for the same period in 2002.

    The following table presents the calculation of the Company's economic profit (loss) for the periods indicated (dollars in thousands, except per share data):

                                                     FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                         SEPTEMBER 30,
                                                  --------------------------------        --------------------------------
                                                      2003               2002                 2003                2002
                                                  ------------        ------------        ------------        ------------
ECONOMIC PROFIT (LOSS)
Net income (1)                                    $      8,818        $      8,612        $     18,419        $     23,275
Imputed cost of equity at 10% (2)                       (8,493)             (7,844)            (25,147)            (22,768)
                                                  ------------        ------------        ------------        ------------
Total economic profit (loss)                      $        325        $        768        $     (6,728)       $        507

Diluted weighted average shares outstanding         43,959,924          43,122,046          43,247,518          43,517,380
Economic profit (loss) per share (3)              $       0.01        $       0.02        $      (0.16)       $       0.01


(1) Consolidated net income from the Consolidated Statement of Income. See "Item 1. Consolidated Financial Statements."
(2) Cost of equity is equal to 10% (on an annual basis) of total average shareholders' equity, which was $339,709,000 and $335,287,000 for the three and nine months ended September 30, 2003, respectively, and $313,777,000 and $303,569,000 for the same periods in 2002, respectively, calculated as described in the Average Capital Analysis.
(3) Economic profit (loss) per share equals the economic profit (loss) divided by the weighted average number of shares outstanding.

CRITICAL ACCOUNTING POLICIES

    The Company's consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the Allowance for credit losses, including the allowance for earned but unpaid revenue on Loans which were transferred to non-accrual status and the allowance for losses inherent in the Company's Loan portfolio. Item 7 of the Company's Annual Report on Form 10-K discusses several critical accounting policies, which the Company believes involve a high degree of judgment and complexity. There have been no material changes to the estimates and judgments associated with these accounting policies during the three and nine months ended September 30, 2003 other than the stock-based compensation policy described below.

    Stock-based compensation expense. Effective June 30, 2003, the Company adopted the fair value recognition and measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" for stock-based employee compensation. Under the retroactive restatement transition method selected by the Company described in SFAS No. 148, the Company restated all prior periods to reflect the stock-based compensation expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees or directors after January 1, 1995. In adopting this accounting method, the Company made valuation assumptions in order to calculate the fair value of options granted. These assumptions are estimated on the date of grant using the Black-Scholes option-pricing model. The use of different estimates or assumptions could produce materially different financial results.

LIQUIDITY AND CAPITAL RESOURCES


    The Company's primary sources of capital are cash flows from operating activities, collections on Loans receivable and borrowings under the Company's credit agreements and secured financings. The Company's principal need for capital has been to fund cash advances made to dealer-partners in connection with the acceptance of Loans and for the payment of dealer holdbacks to dealer-partners who have repaid their advance balances.

    The Company's cash flow requirements are dependent on future levels of Loan originations. In the three and nine months ended September 30, 2003, the Company experienced increases in Loan originations compared to the same periods in 2002 primarily due to increases in the number of active dealer-partners and Loans per active dealer-partner. The Company expects Loan originations to increase in future periods and, to the extent this trend does continue, the Company will experience an increase in its need for capital.

    The Company currently finances its operations through: (i) a bank line of credit facility; (ii) secured financings; (iii) a mortgage loan; and (iv) capital lease obligations.

    Line of Credit Facility -- At September 30, 2003, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 9, 2005. The agreement provides that, at the Company's discretion, interest is payable at either the eurodollar rate plus 140 basis points, or at the prime rate (4.0% as of September 30, 2003). The eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of advances to dealer-partners and leased vehicles (as reflected in the consolidated financial statements and related notes), less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay annual and quarterly fees on the amount of the commitment. As of September 30, 2003, there were no borrowings outstanding under this facility.

    Secured Financing -- In the second quarter of 2003, the Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2003-1 ("Funding 2003-1"), completed a secured financing transaction, in which Funding 2003-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2003-1, dealer-partner advances having a carrying amount of approximately $134.0 million to Funding 2003-1, which, in turn, conveyed the advances to a trust, which issued $100 million in notes to qualified institutional investors. A financial insurance policy was issued in connection with the transaction by Radian Asset Assurance. The policy guarantees the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes are rated "AA" by Standard &

Poor's Rating Services. The proceeds of the conveyance to Funding 2003-1 were used by the Company to reduce outstanding borrowings under the Company's credit facility. Until December 15, 2003, the Company and Funding 2003-1 will receive additional proceeds from the transaction by having the Company convey additional dealer-partner advances to Funding 2003-1 that will then be conveyed by Funding 2003-1 to the trust and used by the trust as collateral to support additional borrowings. As of September 30, 2003, additional dealer-partner advances having a carrying amount of approximately $16.7 million have been conveyed by the Company after the completion of the initial funding. After December 15, 2003, the debt outstanding under the facility will begin to amortize. The total expected term of the facility is 16 months. The secured financing creates loans for which the trust is liable and which are secured by security interests in all assets of the trust and of Funding 2003-1. Such loans are non-recourse to the Company, even though the trust, Funding 2003-1 and the Company are consolidated for financial reporting purposes. The notes bear interest at a fixed rate of 2.77%. The expected annualized cost of the secured financing, including underwriters fees, the insurance premium and other costs is approximately 6.8%. As Funding 2003-1 is organized as a separate legal entity from the Company, assets of Funding 2003-1 (including the conveyed dealer-partner advances) will not be available to satisfy the general obligations of the Company. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed dealer-partner advances and related Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of such collections until the trust's underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness. Thereafter, remaining collections would be paid over to Funding 2003-1 as the sole beneficiary of the trust where they would be available to be distributed to the Company as the sole member of Funding 2003-1, or the Company may choose to cause Funding 2003-1 to repurchase the remaining dealer-partner advances from the trust and then dissolve, whereby the Company would become the owner of such remaining collections.

    In the third quarter of 2003, the Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. II ("Warehouse Funding"), completed a revolving secured financing transaction with an institutional investor, in which Warehouse Funding may receive up to $100.0 million in financing when the Company conveys dealer-partner advances to Warehouse Funding for equity in Warehouse Funding. Warehouse Funding will in turn pledge the dealer-partner advances as collateral to the institutional investor to secure loans that will fund the cash portion of the purchase price of the dealer-partner advances. No dealer-partner advances were contributed and no financing proceeds were received at the time of closing. This revolving facility allows conveyances of dealer-partner advances by the Company and related borrowing by Warehouse Funding in which Warehouse Funding will receive 70% of the net book value of the contributed dealer-partner advances up to the $100.0 million facility limit. The facility has a commitment period through September 28, 2004. Provided that the commitment is renewed, there is a requirement that any amounts outstanding under the facility be refinanced, and the facility paid to zero, by December 23, 2003 or the transaction will cease to revolve, will amortize as collections are received and, at the option of the institutional investor, may be the subject of acceleration and foreclosure. Upon completion of the refinancing and pay down, the full facility will again be available to Warehouse Funding. Although Warehouse Funding will be liable for any secured financing under the facility, the loans will be non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes. Such loans will bear interest at a floating rate equal to the commercial paper rate plus 65 basis points with a maximum rate limited by an interest rate cap agreement, which will be executed prior to the time the Company draws on the facility. As Warehouse Funding is organized as a separate special purpose legal entity from the Company, assets of Warehouse Funding (including the conveyed dealer-partner advances) will not be available to satisfy the general obligations of the Company. All the assets of Warehouse Funding have been encumbered to secure Warehouse Funding's obligations to its creditors. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed dealer-partner advances and related Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of such collections until Warehouse Funding's underlying indebtedness is paid in full either through collections or through a prepayment of the indebtedness.

    The Company has completed a total of ten secured financing transactions, eight of which have been repaid in full. Information about the currently outstanding secured financing transactions is as follows (dollars in thousands):


                                                                                           Balance as
                                            Secured Financing         Secured Dealer       Percent of
  Issue                      Facility           Balance at          Advance Balance at      Original
 Number       Close Date       Limit        September 30, 2003      September 30, 2003      Balance
---------   --------------   --------       ------------------      ------------------     ----------
  2003-1         June 2003   $100,000                 $100,000 *              $134,599        100%
  2003-2    September 2003   $100,000 **                     -                       -          -

* Bears a fixed interest rate of 2.77% and is anticipated to fully amortize within 13 months.

** Revolving facility which allows the Company to receive proceeds up to the facility limit until the maturity of the facility.

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

    Capital Lease Obligations -- As of September 30, 2003, the Company has twelve capital lease obligations outstanding related to various computer equipment, with monthly payments totaling $82,598. These capital lease obligations bear interest at rates ranging from 4.45% to 9.22% and have maturity dates between June 2004 and March 2006. The Company believes that capital lease obligation payments can be made from cash resources available to the Company at the time such payments are due.

    The Company's total balance sheet indebtedness decreased to $106.9 million at September 30, 2003 from $109.8 million at December 31, 2002. In addition to the balance sheet indebtedness as of September 30, 2003, the Company also has contractual obligations resulting in future minimum payments under operating leases.

    A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                                            PERIOD OF REPAYMENT
                                                 -----------------------------------------------------
CONTRACTUAL OBLIGATIONS                          LESS THAN 1 YEAR    1-3 YEARS    GREATER THAN 3 YEARS     TOTAL
                                                 ----------------    ---------    --------------------    -------

Secured financing                                        $ 92,308     $  7,692                $     -    $100,000
Mortgage loan                                               5,618            -                      -       5,618
Capital lease obligations                                     780          478                      -       1,258
Non-cancelable operating lease obligations                    295          448                    224         967
                                                         --------     --------               --------    --------
  Total contractual cash obligations                     $ 99,001     $  8,618               $    224    $107,843
                                                         ========     ========               ========    ========



    Liquidation of Non-Core Businesses -- As a result of the decision in the second quarter to stop Loan originations in the United Kingdom and Canada and the decision to stop lease originations in early 2002, the Company expects to receive approximately $49.7 million from the liquidation of its United Kingdom, Canadian, and Automobile Leasing businesses. Detail of expected future net liquidation proceeds follows:

(Dollars in thousands)              AS OF SEPTEMBER 30, 2003
                                    ------------------------

United Kingdom                                      $ 39,500
Canada                                                 6,000
Automobile Leasing                                     4,200
                                                  ----------
                                                    $ 49,700
                                                  ==========


    The Company intends to utilize proceeds from businesses being liquidated to:
(i) fund dealer-partner advances on loans originated in the United States and
(ii) fund share repurchases. During the three months ended September 30, 2003, the Company received $15.9 million in liquidation proceeds and made share repurchases of $2.8 million.

    Repurchase and Retirement of Common Stock -- In 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 1999. That program authorized the Company to purchase up to 1.0 million common shares on the open market or pursuant to privately negotiated transactions at price levels the Company deems attractive. On each of February 7, 2000, June 7, 2000, July 13, 2000, November 10, 2000, and May 20, 2002, the Company's Board of Directors authorized increases in the Company's stock repurchase program of an additional 1.0 million shares. As of September 30, 2003, the Company has repurchased approximately 5.4 million shares of the 6.0 million shares authorized to be repurchased under this program at a cost of $37.2 million. The 6.0 million shares represent approximately 13.0% of the shares outstanding at the beginning of the program.

    Based upon anticipated cash flows, management believes that cash flows from operations and its various financing alternatives will provide sufficient financing for debt maturities and for future operations. The Company's ability to borrow funds may be impacted by many economic and financial market conditions. If the various financing alternatives were to become limited or unavailable to the Company, the Company's operations could be materially and adversely affected.

FORWARD-LOOKING STATEMENTS

    The Company makes forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. It may also make forward-looking statements in its press releases or other public or shareholder communications. The Company's forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations. When the Company uses any of the words "believes," "expects," "anticipates," "estimates," "forecasts" or similar expressions, it is making forward-looking statements.

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


ITEM 4.       CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II. - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    As a result of a Securities and Exchange Commission review of the Company's Form 10-K for the year ended December 31, 2002 and Form 10-Q for the period ended June 30, 2003, the Company has enhanced its description of its business and operations.

GENERAL

    Credit Acceptance Corporation (the "Company" or "Credit Acceptance"), incorporated in Michigan in 1972, is a financial services company specializing in products and services for a network of automobile dealers. Credit Acceptance provides participating dealers with financing sources for consumers with limited access to credit by offering "guaranteed credit approval." The Company delivers credit approvals through the Internet. Other services include marketing, sales training and a wholesale purchasing cooperative. Through its financing program, Credit Acceptance helps consumers change their lives by helping them obtain quality transportation and providing them an opportunity to strengthen and reestablish their credit standing by making timely monthly payments. The Company refers to participating dealers who share its commitment to changing customers' lives as "dealer-partners."

    Credit Acceptance was founded to service and collect retail installment contracts (referred to as "Contracts" or "Loans") originated and funded by automobile dealerships owned by the Company's founder and current Chairman, Donald Foss. During the 1980's, the Company began to market this service to non-affiliated dealers and, at the same time, began to offer dealer-partners a non-recourse cash payment (an "advance") against anticipated future collections on Loans serviced for that dealer-partner. Today, the Company's program is offered to dealers throughout the United States.

    The Company's Internet address is www.creditacceptance.com. The Company makes available, free of charge on the web site, copies of reports it files with the Securities and Exchange Commission as soon as reasonably practicable after the Company electronically files such reports.

Principal Business

    A customer who does not qualify for conventional automobile financing can purchase a vehicle from a Credit Acceptance dealer-partner and finance the purchase through the Company. As payment for the vehicle, the dealer-partner receives the following:

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

    Customers. The Company helps change the lives of customers who do not qualify for conventional automobile financing by helping them obtain quality transportation and, equally important, providing an opportunity to establish or reestablish their credit through the timely repayment of their Loan.

    Dealer-Partners. The Company's program increases dealer-partners' profits in the following ways:

    - Enabling dealer-partners to sell cars to customers who may not be able to obtain financing without the Company's program. In addition, customers often become repeat customers by financing future vehicle purchases either through the Company's program or, after they have successfully rehabilitated their credit, through conventional financing.
    - The ability to advertise "guaranteed credit approval" attracts many customers who mistakenly assume they do not qualify for conventional financing, but who can actually qualify.
    - The customers attracted to dealer-partners by "guaranteed credit approval" often use other services of the dealer-partners and refer friends and relatives to them.
    - As part of the Company's unique business model, dealer-partners share in the profits not only from the sale of the vehicle, but also from its financing.

    Credit Acceptance derives its revenues from the following principal sources:

    (i) servicing fees (recorded as finance charges) earned as a result of servicing Loans originated and assigned to the Company by dealer-partners;
    (ii)    lease revenue from investments in operating leases; and
    (iii) other income, which primarily consists of fees earned from the Company's third party service contract programs, premiums earned on service contract and credit life insurance programs, monthly fees from the Internet origination system, interest income and fees from loans made directly to dealer-partners for floorplan financing and working capital purposes, revenue from secured line of credit loans offered to certain dealer-partners, and fees charged to dealer-partners at the time they enroll in the Company's program.

    The following table sets forth the percent relationship to total revenue of each of these sources.

                                           FOR THE NINE MONTHS ENDED       FOR THE YEARS ENDED
                                                 SEPTEMBER 30,                 DECEMBER 31,
                                           --------------------------   --------------------------
         PERCENT OF TOTAL REVENUE              2003          2002           2002          2001
         -------------------------         ------------   -----------   ------------   -----------
         Finance charges                         70.3%         61.9%          63.3%         61.2%
         Lease revenue                            4.9%         11.0%          10.4%         14.8%
         Ancillary product income                13.2%         10.8%          10.7%          8.7%
         Premiums earned                          2.1%          2.9%           2.9%          4.5%
         Other income                             9.5%         13.4%          12.7%         10.8%
                                           ------------   -----------   ------------   -----------
                Total revenue                   100.0%        100.0%         100.0%        100.0%
                                           ============   ===========   ============   ===========

    The Company's business is seasonal with peak Loan originations occurring during February and March. However, this seasonality does not have a material impact on the Company's interim results.

    The Company is organized into four primary business segments: United States, United Kingdom, Automobile Leasing and Other. In early 2002, the Company stopped originating automobile leases and effective June 30, 2003 stopped originating Loans in the United Kingdom and Canada. The Company is in the process of liquidating these portfolios. See Note 12 to the consolidated financial statements for information regarding the Company's reportable segments.

Operations

    United States

    Sales and Marketing. The Company's target market is a select group of the more than 75,000 independent and franchised automobile dealers in the United States. The Company's market development process identifies high quality dealers in each geographic market and limits the number of automobile dealers in each geographic market that can participate in the Company's program. The selective marketing of the Company's program is intended to: (i) result in a network consisting of the highest quality dealer-partners who share the Company's commitment to changing lives; and (ii) increase the value of the Company's program to the Company's dealer-partners. Dealer-partners pay a one time enrollment fee of $9,850 to join the Company's program. The Company provides the dealer-partner with sales promotion kits, signs, training and initial installation of CAPS. The Company also has a program by which it measures various criteria for each dealer-partner against other dealer-partners in their area as well as the top performing dealer-partners. Sales representatives are required to present the results to the dealer-partner and to develop an action plan on a quarterly basis with the dealer-partner to improve the dealer-partner's overall success with the Company's program. A new dealer-partner is required to execute a Servicing Agreement, which defines the legal relationship between the Company and the dealer-partner.

    The Servicing Agreement assigns the responsibilities for administering, servicing and collecting the amounts due on Loans to the Company. The Servicing Agreement provides that collections received by Credit Acceptance during a calendar month on Loans assigned by a dealer-partner are applied on a pool-by-pool basis as follows:

     - First, to reimburse Credit Acceptance for some third-party collection costs;
     -   Second, to pay Credit Acceptance its servicing fee;
     - Third, to reduce the aggregate advance balance and to pay any other amounts owing from the dealer-partner to the Company; and
     -   Fourth, to the dealer-partner as payment of dealer holdback.

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

    In the event that the Company discovers a misrepresentation by the dealer-partner relating to a Loan submitted to the Company, the Company can demand that the Loan be repurchased for the then current balance owed on the Loan less the amount of any unearned finance charge plus the applicable termination fee, generally $500. Upon receipt in full of such amount, the Company will reassign the Loan receivable and its security interest in the financed vehicle to the dealer-partner.

    The typical Servicing Agreement may be terminated by the Company or by the dealer-partner upon written notice. The Company may terminate the Servicing Agreement immediately in the case of an event of default by the dealer-partner. Events of default include, among other things:

    (i) the dealer-partner's refusal to allow the Company to audit it records relating to the Loans assigned to the Company;
    (ii) the dealer-partner, without the Company's consent, is dissolved; merges or consolidates with an entity not affiliated with the dealer-partner; or sells a material part of its assets outside the course of its business to an entity not affiliated with the dealer-partner; or
    (iii) the appointment of a receiver for, or the bankruptcy or insolvency of, the dealer-partner.

While a dealer-partner can cease submitting Loans to the Company at any time without terminating the Servicing Agreement, if the dealer-partner elects to terminate the Servicing Agreement or in the event of a default, the dealer-partner must immediately pay the Company:

    (i)     any unreimbursed collection costs;
    (ii) any unpaid advances and all amounts owed by the dealer-partner to the Company; and
    (iii) a termination fee equal to 15% of the then outstanding amount of the Loans accepted by the Company.

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

    Loan Origination. Once a dealer-partner has enrolled in the Company's program, the dealer-partner may begin submitting Loans to the Company for approval and funding. A Loan occurs when an individual (the "debtor") enters into a Contract with a dealer-partner that sets forth the terms of the agreement between the individual and the dealer-partner for the payment of the purchase price of the automobile. The amount of the Loan consists of the total principal and interest that the individual is required to pay over the term of the Loan. Applications are submitted to the Company either by facsimile or through the Company's Internet based Credit Application Processing System ("CAPS"). CAPS was installed on a pilot basis in August 2000 and was offered to all dealer-partners located in the United States beginning in January 2001. For the nine months ended September 30, 2003, approximately 99.5% of the Company's Loans were processed through CAPS. CAPS allows dealer-partners to input a credit application and view the response from the Company on-line. CAPS, which is patent pending, allows dealer-partners to: (i) receive an approval from the Company much faster than with traditional methods; and (ii) interact with the Company's credit scoring system to improve the structure of each transaction prior to delivery. All responses include the amount of the advance, as well as any stipulations required for funding. The amount of the advance is determined by using a computer model which considers a number of factors including the timing and amount of cash flows expected on the related Loan and the Company's target return on capital at the time the Loan is originated. The estimated future cash flows are determined based upon a proprietary credit scoring system, which considers numerous variables, including the customer's credit bureau report, data contained in the customer's credit application, the structure of the proposed transaction, vehicle information and other factors, to calculate a composite credit score that corresponds to an expected collection rate. The Company's credit scoring system predicts the probability of default based upon the historical performance of Loans in the Company's portfolio that share similar characteristics. The performance of the credit scoring system is evaluated monthly by comparing projected to actual Loan performance. Adjustments are made to the credit scoring system when necessary.

    While a dealer-partner can assign any Contract to the Company for servicing, administration and collection, the decision whether to pay an advance to the dealer-partner and the amount of any advance, is made solely by the Company. The Company performs all significant functions relating to the processing of the Loan applications and bears certain costs of origination, including the cost of assessing the adequacy of Loan documentation, compliance with underwriting guidelines and the cost of verifying employment, residence and other information submitted by the dealer-partner.

    CAPS interfaces with the Company's Application and Contract System ("ACS"). ACS has been used by the Company to originate Loans in North America since May 1997. Loan information is entered into ACS either manually or through a download from CAPS. ACS provides credit scoring capability as well as the ability to process Loan packages. ACS compares Loan data against information provided during the approval process and allows the funding analyst to check that all stipulations have been met prior to funding. Loan contracts are written on a contract form provided by the Company and the Loan transaction typically is not completed until the dealer-partner has received approval from the Company. The assignment of the Loan from the dealer-partner to the Company occurs simultaneously with the vehicle buyer's signing of the Loan contract. Although the dealer-partner is named in the Loan contract, the dealer-partner does not have ownership of the Loan for more than a moment and the Company, not the dealer-partner, is listed as lien holder on the vehicle title. The debtor's payment obligation is directly to the Company. Payments are generally made by the debtor directly to the Company. For these reasons, the Company views the Loan to be an asset of the Company, not the dealer-partner. The customer's failure to pay amounts due under the Loan will result in collection action by the Company and may result in a charge-off of the Loan. See "Credit Loss Policy" for a description of the Company's charge-off policy.

    In exchange for the assignment, the Company offers the dealer-partner a non-recourse advance against anticipated future collections on the Loan. Since typically the combination of the advance and the customer's down payment provides the dealer-partner with a cash profit at the time of sale, the dealer-partner's risk in the Loan is limited. The dealer-partner would typically view any future cash flows from dealer holdback payments to be additional profit. The Company cannot demand repayment from the dealer-partner of the advance except in certain situations (e.g. the dealer-partner commits fraud in submitting the credit application and related information). Advances are made only after the Loan is approved, accepted by and assigned to the Company and all other stipulations required for funding have been satisfied.

    As advances are originated, they are automatically assigned to the originating dealer-partner's open pool of advances. Periodically, pools are closed and subsequent advances are assigned to a new pool. All advances due from a dealer-partner are secured by the future collections on the dealer-partner's portfolio of Loans. Collections on all related Loans within the pool, after payment of the Company's servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance owing against those Loans. Once the advance balance has been repaid, the dealer-partner is entitled to receive future collections from Loans within that pool, after payment of the Company's servicing fee and reimbursement of certain collection costs. If the collections on Loans from a dealer-partner's pool are not sufficient to repay the advance balance, the dealer-partner will not receive the dealer holdback. The Company's acceptance of Loans is generally without recourse to the general assets of the dealer-partner.

    The Company records the total payments due under the Loan as a Loan receivable and the amount of its servicing fee as an unearned finance charge which, for balance sheet purposes, is netted from the gross amount of the Loan. The servicing fee represents the portion of the Loan payments above the amount of the advance that the Company is entitled to retain and therefore becomes the interest element on the Loan from the Company's perspective. Amounts contractually due to the dealer-partner, generally 80% of the gross Loan amount are reflected as a liability (dealer holdback) from which the advance on the Loan is netted. The dealer holdback is a contractual obligation to the dealer-partner from the Company and includes the dealer-partner's profit on the sale of the vehicle as well as the dealer-partner's share of the profits from the financing. Actual payments of dealer holdback will be contingent on collections of the related Loans assigned to the Company.

    The Company's business model allows it to share the risk and reward of collecting on the Loans with the dealer-partners. Such sharing is intended to motivate the dealer-partner to assign better quality Loans, follow the Company's underwriting guidelines, provide appropriate service and support to the customer after the sale, and occasionally assist the Company in the collection process. The Company believes this arrangement aligns the interests of the Company, the dealer-partner and the debtor.

    Information on the Company's Loan originations for each of the last four years and the nine months ended September 30, 2003 and September 30, 2002 is presented in the following table:

                                                              FOR THE PERIOD
                                                                  ENDED
                                                               SEPTEMBER 30,            FOR THE PERIOD ENDED DECEMBER 31,
                                                            ----------------- ------------------------------------------------------
                     AVERAGE LOAN DATA                             2003           2002          2001          2000         1999
----------------------------------------------------------  ----------------- ------------  ------------- ------------- ------------
Average size of Loan accepted                                     $12,177       $11,316       $10,724       $ 8,867       $ 8,849
Percentage growth in average size of Loan                             7.6%          5.5%         21.0%          0.2%          5.3%
Average initial maturity (in months)                                   37            36            36            32            32
Average Advance per Loan                                          $ 5,716       $ 5,243       $ 5,288       $ 4,657       $ 4,744
Average Advance as a percent of average Loan accepted                46.9%         46.3%         49.3%         52.5%         53.6%

    Servicing and Collections. The Company's pre-repossession collectors are organized into teams. The Company's first payment miss team services Loans of customers who have failed to make one of their first three payments on time. A collection call is generally placed to these customers within three days after the payment is due. Once a customer has made their first three payments, a regional collection team services their Loan. Regional teams service all Loans originated by dealer-partners within their geographic area. The Company has implemented an incentive system to encourage collectors to collect the full amount due and eliminate the delinquency on Loans assigned to their team. Collectors may recommend repossession of the vehicle based on a variety of factors including the amount of the delinquency and the estimated value of the vehicle. These recommendations are typically reviewed by a collection team supervisor.

    When a Loan is approved for repossession, the account is transferred to the repossession department. Repossession personnel continue to service the Loan as it is being assigned to a third party repossession agent, who works on a contingency fee basis.

Once a vehicle has been repossessed, the customer can negotiate a redemption with the Company, whereby the vehicle is returned to the customer in exchange for paying off the Loan balance, or where appropriate or if required by law, the vehicle is returned to the customer and the Loan reinstated, in exchange for reducing or eliminating the past due balance. If the redemption process is not successful, the vehicle is shipped to a wholesale automobile auction and scheduled for sale. Prior to sale, the vehicle is usually inspected by the Company's remarketing representatives who authorize repair and reconditioning work in order to increase the net sale proceeds at auction.

    If the vehicle sale proceeds are not sufficient to satisfy the balance owing on the Loan, the Loan is assigned either to: (i) the Company's senior collection team, in the event that the customer is willing to make payments on the deficiency balance; or, where permitted by law (ii) the Company's legal team, if it is believed that legal action is required to reduce the deficiency balance owing on the Loan. The Company's legal team assigns Loans to third party collection attorneys who file a claim and upon obtaining a judgment, garnish wages or other assets.

    Collectors rely on two systems to service accounts, the Collection System ("CS") and the Loan Servicing System ("LSS"). LSS and CS are connected through a batch interface. The present CS has been in service since June 2002. The system interfaces with a predictive dialer and records all activity on a Loan, including details of past phone conversations with the customer, collection letters sent, promises to pay, broken promises, repossession orders and collection attorney activity. LSS was installed in 1997. The system maintains a record of all transactions relating to Loans originated after July 1990 and is the primary source of management reporting including data utilized to:

    (i)     evaluate the Company's proprietary credit score;
    (ii)    forecast future collections;
    (iii)   establish the Company's allowance for credit losses; and
    (iv)    analyze the profitability of the Company's program.

Service Contracts and Insurance Products

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

    The Company provides dealer-partners located in the United States the ability to offer vehicle service contracts to customers. Under this program, the premium on the service contract is added to the amount due under the Loan. The cost of the service contract, plus a commission earned by the dealer-partner on the sale of the service contract is added to the advance balance. A portion of the amount added to the advance balance is retained by the Company as a fee. Generally, a third party bears all of the risk of loss on claims relating to these service contracts. Historically, the Company also offered a vehicle service contract program where the Company bore the risk of loss on claims. The Company discontinued offering this product effective November 1, 2003.

         Revenues derived from the Company's service contract and insurance product businesses during 2002 and 2001 and for the nine months ending September 30, 2003 and September 30, 2002 are as follows:

           (Dollars in thousands)                 FOR THE NINE MONTHS              FOR THE YEARS ENDED
                                                  ENDED SEPTEMBER 30,                  DECEMBER 31,
                                              ----------------------------     -----------------------------
                                                  2003           2002               2002            2001
                                              -------------  -------------     -------------   -------------
         Insurance Products:
           Fees                                  $   247         $ 1,962            $ 2,056         $ 1,230
           Premiums                                1,781           1,902              2,709           3,304
                                                 -------         -------            -------         -------
                                                 $ 2,028         $ 3,864            $ 4,765         $ 4,534
                                                 -------         -------            -------         -------
         Service contracts:
           Fees                                  $14,088         $10,957            $14,381         $11,661
           Premiums                                  465           1,593              1,803           3,268
                                                 -------         -------            -------         -------
                                                 $14,553         $12,550            $16,184         $14,929
                                                 =======         =======            =======         =======
         Total                                   $16,581         $16,414            $20,949         $19,463
                                                 =======         =======            =======         =======


Businesses in Liquidation

    Other

    Floorplan Financing. Floorplan financing is offered on a limited basis to certain dealers, most of which participate in the Company's core program. Under these financing arrangements, loans are provided to finance the dealer's inventory. Dealers are charged documentation fees in connection with each vehicle financed, plus interest on the unpaid balance at rates which generally range from 12% to 18% per annum. Security for these loans generally consists of:

    (i)     a lien on the financed inventory;
    (ii) a security interest in the dealer's assets, including the dealer-partners' portfolio of Loans serviced by the Company; and
    (iii)   the personal guaranty of the owner.

In 2002 and 2003, the Company significantly reduced its investment in the floorplan portfolio after concluding this business was not likely to generate an acceptable return on capital. The Company intends to continue to reduce the amount of capital invested in this business. As of September 30, 2003, the amount of capital invested in this product was $3.2 million.

    Secured Line of Credit Loans. Beginning in 2000, the Company offered line of credit arrangements to certain dealers who were not participating in the Company's core program. These lines of credit are secured primarily by loans, originated and serviced by the dealer, with additional security provided by the personal guarantee of the owner. The effective interest rate on these loans varies based upon the amount advanced to the dealer and the percentage of collections on the loan portfolio required to be remitted to the Company. During the third quarter of 2001, the Company discontinued offering this program to new dealers, and is in the process of reducing the amount of capital invested in this business. As of September 30, 2003, the amount of capital invested in this product was $2.5 million.

    Beginning in 2000, the Company offered a line of credit arrangement to certain dealers who were not participating in the Company's core business. These lines of credit are secured primarily by loans originated and serviced by the dealer, with additional security provided by the personal guarantee of the dealer's owner. The Company ceased offering this program to new dealers in the third quarter of 2001 and has been reducing the amount of capital invested in this program since that time. Beginning in 2002, entities owned by the Company's majority shareholder and Chairman began offering secured line of credit loans in a manner similar to the Company's prior program, at his dealerships and at two other dealers, one of whom also does business with the Company. The Company's majority shareholder and Chairman does not intend to expand his line of credit lending activities to additional borrowers.

    Canada. Effective June 30, 2003, the Company decided to stop originating automobile Loans in Canada. This decision was based upon the conclusion that the Canadian automobile lending business was unlikely to produce a higher return on capital than the Company's United States automobile lending business over the long-term. Prior to this decision, the Company originated and serviced Loans in Canada on approximately the same basis as in the United States. As of September 30, 2003, the amount of capital invested in this product was $5.5 million.

    Automobile Leasing

    In early 2002, the Company decided to exit the automobile leasing business. This decision was based upon the conclusion that the automobile leasing business was unlikely to produce a higher return on capital than the Company's automobile lending business over the long-term. Prior to this decision, the Company purchased automobile leases from dealer-partners for an amount based on the value of the vehicle as determined by an industry guidebook, assumed ownership of the related vehicle from the dealer-partner and received title to the vehicle. This program differed from the Company's principal business in that, as leases were purchased outright, the Company assumed no liability to the dealer-partner for dealer holdback payments. Additionally, the customer was required to remit a security deposit to the Company. At lease termination, the Company is responsible for the ultimate disposal of the vehicle, which is sold directly to the dealer-partner, to the customer or at auction. Leases generally have an original term ranging from 24 to 48 months, with an average of 37 months. As of September 30, 2003, the amount of capital invested in this product was $3.1 million.

    United Kingdom

    Effective June 30, 2003, the Company decided to stop originating automobile Loans in the United Kingdom. This decision was based upon the conclusion that the United Kingdom automobile lending business was unlikely to produce a higher return on capital than the Company's United States automobile lending business over the long-term. Prior to this decision, the Company originated and serviced Loans in the United Kingdom on approximately the same basis as in the United States. As of September 30, 2003, the amount of capital invested in this product was $38.0 million.

CREDIT LOSS POLICY

    The Company maintains an allowance for credit losses to cover losses inherent in the Company's Loan portfolio. Such losses consist of uncollectible Loans receivable determined to be uncollectible or with expected future collections less than the full contractual amount, less any losses absorbed by dealer holdbacks. By definition, these losses equal the amount of advances to dealer-partners plus accrued income (the "net investment") not expected to be recovered by collections on the related Loans receivable.

    To record losses, as required under "SFAS No. 114: Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15", as amended by "SFAS No. 118: Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", the Company utilizes a present value methodology and compares the present value of estimated future collections for each dealer-partner's Loan portfolio to the Company's net investment in that portfolio. The Company maintains historical loss experience for each dealer-partner on a static pool basis and uses this information to forecast the timing and amount of the future collections on each dealer-partner's Loan portfolio. In estimating future, collections for each dealer-partner, the Company considers: (i) a dealer-partner's actual loss data on a static pool basis and (ii) the Company's historical loss and collection experience. The Company's collection forecast for each dealer-partner is updated monthly, and considers the most recent static pool data available for each dealer-partner and the Company's entire portfolio of Loans. Forecasted collections are discounted to present value using a rate equal to the rate of return expected at the origination of the Loan. To the extent that the present value of future collections is less than the Company's net investment in the portfolio, the Company records an allowance equal to the difference between the net investment and the present value of the estimated future collections. Proceeds from one dealer-partner's portfolio cannot be used to offset losses relating to another dealer-partner.

    Effective July 1, 2003, the Company eliminated the Reserve for advance losses balance of $19.4 million which was previously classified within Dealer holdbacks, net and transferred the balance into the Allowance for credit losses which is classified within Loans receivable, net. In addition, the Company eliminated its charge-off policy related to dealer advances and modified its Loans receivable charge-off policy to require charge-off of Loans receivable after 270 days of no payment against dealer holdbacks, net and, if such holdback is insufficient, against the Allowance for credit losses. In effect, the Company combined its advance and Loans receivable charge-off policies into a single policy whereby the Loan and related Advance are charged-off at the same time. For the first six months of 2003, advances were charged off when the Company's analysis forecasted no future collections on Loans relating to the dealer-partner advance pool. Prior to January 1, 2003, advances were charged-off or partially charged-off when the Company's analysis determined that the expected discounted cash flows associated with the related Loans were insufficient to recover the outstanding advance balance in the pool.

    In addition effective July 1, 2003, the Company implemented a revised policy related to collections of previously charged-off Loans ("recoveries"). Under the new policy, recoveries of Loans charged off are credited to the allowance for credit losses to the extent of any prior losses charged against the allowance, with the remainder credited to Dealer holdbacks. Under the Company's prior policy, 80% of recoveries were credited to Dealer holdbacks and 20% to Finance charges.

    A significant percentage of charged off Loans are absorbed by Dealer holdbacks and, as a result, do not result in losses to the Company. The Company's primary protection against losses relates to appropriately managing the spread between the collection rate and the amount advanced to dealer partners at Loan inception.

    The Company's allowance for credit losses also covers earned but unpaid servicing fees on Loans receivable in non-accrual status. Servicing fees, which are recorded as finance charges, are recognized under the interest method of accounting until the earlier of the underlying obligation becoming 90 days past due on a recency basis (no payments received for 90 days) or the repossession and sale of the vehicle securing the Loan. At such time, the Company suspends the recognition of revenue and records a provision for credit losses equal to the earned but unpaid revenue. Once a Loan is classified in non-accrual status, it remains in non-accrual status for the remaining life of the Loan. Revenue on non-accrual Loans is recognized on a cash basis.

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

CUSTOMER AND GEOGRAPHIC CONCENTRATIONS

    Generally. As of September 30, 2003 approximately 38% of United States dealer-partners were located in Michigan, New York, Ohio, Illinois, and Maryland. These dealer-partners accounted for approximately 35% of the number of Loans accepted in the United States for the nine months ended September 30, 2003. No single dealer-partner accounted for more than 10% of total revenues during any of the last three years.

    Affiliated Parties. The Company regularly accepts assignments of Loans originated by affiliated dealer-partners owned by: (i) the Company's majority shareholder and Chairman; (ii) the Company's President; and (iii) a member of the Chairman's family. Loans accepted from these affiliated dealer-partners were approximately $17.2 million, $19.1 million and $21.2 million for the nine months ended September 30, 2003 and years ended December 31, 2002 and 2001, respectively. Loans receivable from affiliated dealer-partners represented approximately 2.9%, 2.8% and 2.6% of the gross Loans receivable balance as of September 30, 2003, December 31, 2002 and December 31, 2001, respectively. The Company accepts Loans from affiliated dealer-partners and nonaffiliated dealer-partners on the same terms.

    Prior to the decision to exit the leasing business, the Company regularly accepted automobile leases originated by affiliated dealer-partners owned by:
(i) the Company's majority shareholder and Chairman; and (ii) the Company's President. Automobile leases accepted from affiliated dealer-partners were zero, $11,000, and $1.4 million in the nine months ended September 30, 2003 and years ended December 31, 2002 and 2001, respectively. Affiliated dealer-partners originated approximately 1.0% and 4.6% of the value of automobile leases accepted and approximately 0.8% and 4.2% of the number of automobile leases accepted by the Company during 2002 and 2001, respectively. The Company accepted automobile leases from affiliated dealer-partners and nonaffiliated dealer-partners on the same terms.

GEOGRAPHIC FINANCIAL INFORMATION

    The following table sets forth, for each of the last three years for the Company's domestic and foreign operations, the amount of revenues from customers and long-lived assets (in thousands):

                                             AS OF AND FOR NINE MONTHS ENDED        AS OF AND FOR YEARS ENDED
                                                      SEPTEMBER 30,                        DECEMBER 31,
                                           ------------------------------------  -------------------------------
                                                 2003               2002              2002            2001
                                           -----------------  -----------------  ---------------  --------------
Revenues from customers
  United States                                    $ 96,950          $ 101,192        $ 128,893       $ 118,646
  United Kingdom                                      8,950             14,984           20,038          23,674
  Other foreign                                       2,863              3,939            5,403           5,009
                                           -----------------  -----------------  ---------------  --------------
    Total revenues from customers                  $108,763          $ 120,115        $ 154,234       $ 147,329
                                           =================  =================  ===============  ==============

Long-lived assets
  United States                                    $ 17,749          $  19,840        $  19,284       $  18,806
  United Kingdom                                        545                692              667             840
  Other foreign                                           -                  -                -               -
                                           -----------------  -----------------  ---------------  --------------
    Total long-lived assets                        $ 18,294          $  20,532        $  19,951       $  19,646
                                           =================  =================  ===============  ==============

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


REGULATION

    The Company's businesses are subject to various state, federal and foreign laws and regulations, which:

    (i)     require licensing and qualification,
    (ii)    regulate interest rates, fees and other charges,
    (iii) require specified disclosures by automobile dealer-partners to customers,
    (iv)    govern the sale and terms of the ancillary products; and
    (v) define the Company's rights to collect Loans and repossess and sell collateral.

Failure to comply with, or an adverse change in, these laws or regulations could have a material adverse effect on the Company by, among other things, limiting the states or countries in which the Company may operate, restricting the Company's ability to realize the value of the collateral securing the Loans and leases, or resulting in potential liability related to Loans and leases accepted from dealer-partners. In addition, governmental regulations depleting the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on the Company. The Company is not aware of any such legislation currently pending.

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

    The Company believes that it maintains all material licenses and permits required for its current operations and is in substantial compliance with all applicable laws and regulations. The Company's Servicing Agreement with dealer-partners provides that the dealer-partner shall indemnify the Company with respect to any loss or expense the Company incurs as a result of the dealer-partner's failure to comply with applicable laws and regulations.

EMPLOYEES

    As of September 30, 2003 the Company employed 678 persons. The Company's employees have no union affiliations and the Company believes its relationship with its employees is good. The table below presents employees by department:

                                                                 NUMBER OF
                                DEPARTMENT                       EMPLOYEES
                -------------------------------------------    --------------
                Collection and Servicing                                 443
                Loan Origination and Processing                           36
                Sales and Marketing                                       60
                Finance and Accounting                                    38
                Information Systems                                       48
                Management and Support                                    53
                                                               --------------
                    TOTAL                                                678
                                                               ==============


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                See Index of Exhibits following the signature page.

        (b)     Reports on Form 8-K

                The Company filed a current report on Form 8-K pursuant to Items 7 and 12, dated August 7, 2003, reporting that the Company issued a press release announcing financial results for the three and nine months ended June 30, 2003, a copy of which was filed as Exhibit 99.1.

                The Company filed a current report on Form 8-K pursuant to Items 9 and 12, dated September 24, 2003, furnishing presentation materials which were prepared for a presentation to an institutional investor occurring on September 24, 2003, a copy of which was filed as Exhibit 99.1.

                The information included in the reports was furnished rather than filed with the SEC. No financial statements were filed with the Forms 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CREDIT ACCEPTANCE CORPORATION
                             (Registrant)

                             By: /s/ Douglas W. Busk
                             ------------------------------------------------
                             Douglas W. Busk
                             Chief Financial Officer and Treasurer
                             November 14, 2003

                             (Principal Financial Officer, Accounting Officer and Duly Authorized Officer)

                                INDEX OF EXHIBITS

    EXHIBIT NO.                          DESCRIPTION
    -----------                          -----------
     4(f)(53) Contribution Agreement dated September 30, 2003 between the Company and CAC Warehouse Funding Corporation II.
     4(f)(54) Loan and Security Agreement dated September 30, 2003 among the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, Variable Funding Capital Corporation, Wachovia Capital Markets, LLC, and Systems & Services Technologies, Inc.
     4(f)(55) Back-Up Servicing Agreement dated September 30, 2003 among the Company, Systems & Services Technologies, Inc., Wachovia Capital Markets, LLC, and CAC Warehouse Funding Corporation II.
     4(f)(56) Intercreditor Agreement, dated September 30, 2003, among the Company, CAC Warehouse Funding Corporation II,
                    Credit Acceptance Funding LLC 2003-1, Credit Acceptance
                    Auto Dealer Loan Trust 2003-1, Wachovia Capital Markets, LLC, JPMorgan Chase Bank, and Comerica Bank.
     31(a) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
     31(b) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
     32(a) Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.
     32(b) Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.