Form 10-K
period 2003-12-31
CREDIT ACCEPTANCE CORPORATION
filed 2004-03-15
CIK 885550

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THIS FISCAL YEAR ENDED DECEMBER 31, 2003

                        COMMISSION FILE NUMBER 000-20202

                         CREDIT ACCEPTANCE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   MICHIGAN                                      38-1999511
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

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

     The aggregate market value of 12,011,309 shares of the Registrant's common stock held by non-affiliates on June 30, 2003 was approximately $120.1 million. For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

     At January 31, 2004, there were 39,663,690 shares of the Registrant's common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement pertaining to the 2004 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CREDIT ACCEPTANCE CORPORATION
                          YEAR ENDED DECEMBER 31, 2003

                               INDEX TO FORM 10-K

ITEM                                                                             PAGE
----                                                                             ----
                                       PART I
       1.         Business....................................................     2
       2.         Properties..................................................    12
       3.         Legal Proceedings...........................................    12
       4.         Submission of Matters to a Vote of Security Holders.........    13

                                       PART II
       5.         Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................    13
       6.         Selected Financial Data.....................................    14
       7.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................    15
      7A.         Quantitative and Qualitative Disclosures About Market
                  Risk........................................................    36
       8.         Financial Statements and Supplementary Data.................    38
       9.         Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................    69
      9A.         Controls and Procedures.....................................    69

                                      PART III
      10.         Directors and Executive Officers of the Registrant..........    69
      11.         Executive Compensation......................................    69
      12.         Security Ownership of Certain Beneficial Owners and
                  Management and Related
                  Stockholder Matters.........................................    69
      13.         Certain Relationships and Related Transactions..............    69
      14.         Principal Accountant Fees and Services......................    69

                                       PART IV
      15.         Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.........................................................    70

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Since 1972, Credit Acceptance (the "Company" or "Credit Acceptance") has provided auto loans to consumers, regardless of their credit history. The Company's product is offered through a nationwide network of automobile dealers who benefit by selling vehicles to consumers who otherwise could not obtain financing, by repeat and referral sales generated by these same customers, and from sales to customers responding to advertisements for the Company's product, but who actually end up qualifying for traditional financing.

     Without the Company's product, consumers are often unable to purchase a vehicle or they purchase an unreliable one and are not provided the opportunity to improve their credit standing. As the Company reports to the three national credit reporting agencies, a significant number of its customers improve their lives by improving their credit score and move on to more traditional sources of financing.

     Credit Acceptance was founded to service and collect retail installment contracts (referred to as "Loans") originated and funded by automobile dealerships owned by the Company's founder, majority shareholder, and current Chairman, Donald Foss. During the 1980's, the Company began to market this service to non-affiliated dealers and, at the same time, began to offer dealer-partners a non-recourse cash payment (an "advance") against anticipated future collections on Loans serviced for that dealer-partner. Today, the Company's program is offered to dealers throughout the United States. The Company refers to participating dealers who share its commitment to changing customers' lives as "dealer-partners".

     The Company's Internet address is www.creditacceptance.com. The Company makes available, free of charge on the web site, copies of reports it files with or furnishes to the Securities and Exchange Commission as soon as reasonably practicable after the Company electronically files such reports.

PRINCIPAL BUSINESS

     A customer who does not qualify for conventional automobile financing can purchase a used vehicle from a Credit Acceptance dealer-partner and finance the purchase through the Company. As payment for the vehicle, the dealer-partner receives the following:

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

     Dealer-Partners. The Company's program increases dealer-partners' profits in the following ways:

     - Enables dealer-partners to sell cars to customers who may not be able to obtain financing without the Company's program. In addition, customers often become repeat customers by financing future vehicle purchases either through the Company's program or, after they have successfully established or reestablished their credit, through conventional financing.

     - Allows dealer-partners to share in the profits not only from the sale of the vehicle, but also from its financing.

     - Attracts customers by advertising "guaranteed credit approval". The customers will often use other services of the dealer-partners and refer friends and relatives to them.

     - Attracts customers who mistakenly assume they do not qualify for conventional financing.

     Credit Acceptance derives its revenues from the following principal sources:

     (i) servicing fees (recorded as finance charges) earned as a result of servicing Loans assigned to the Company by dealer-partners;

     (ii) fees earned from the Company's third party ancillary product offerings, which primarily consist of service contract programs;

     (iii) lease revenue from investments in operating leases;

     (iv) premiums earned on service contract and credit life insurance programs; and

     (v) other income, which primarily consists of: monthly fees from the Company's Internet based Credit Approval Processing System ("CAPS"), interest income and fees from floorplan receivables, secured lines of credit, and notes receivable; net gains resulting from lease terminations; rental income from leasing part of the Company's headquarters to outside parties; and fees charged to dealer-partners at the time they enroll in the Company's program.

     The following table sets forth the percent relationship to total revenue of each of these sources:

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
PERCENT OF TOTAL REVENUE                                      2003    2002    2001
------------------------                                      -----   -----   -----
Finance charges.............................................   70.8%   63.3%   61.2%
Ancillary product income....................................   13.3%   10.7%    8.7%
Lease revenue...............................................    4.4%   10.4%   14.8%
Premiums earned.............................................    2.0%    2.9%    4.5%
Other income................................................    9.5%   12.7%   10.8%
                                                              -----   -----   -----
  Total revenue.............................................  100.0%  100.0%  100.0%
                                                              =====   =====   =====

     The Company's business is seasonal with peak Loan originations occurring during February and March. However, this seasonality does not have a material impact on the Company's interim results.

     The Company is organized into four primary business segments: United States, United Kingdom, Automobile Leasing and Other. In early 2002, the Company stopped originating automobile leases and effective June 30, 2003 stopped originating Loans in the United Kingdom and Canada. The Company is in the process of liquidating these portfolios. For information regarding the Company's reportable segments, see Note 12 to the consolidated financial statements, which is incorporated herein by reference.

OPERATIONS

  UNITED STATES

     Sales and Marketing. The Company's target market is a select group of the more than 75,000 independent and franchised automobile dealers in the United States. The Company's market development process identifies high quality dealers in each geographic market and limits the number of automobile dealers in each geographic market that can participate in the Company's program. The selective marketing of the Company's program is intended to: (i) result in a network consisting of the highest quality dealer-partners who share the Company's commitment to changing lives; and (ii) increase the value of the Company's program to the Company's dealer-partners. Dealer-partners pay a one-time enrollment fee of $9,850 to join the Company's program. In return, the Company provides the dealer-partner with sales promotion kits, signs, training and the first month's access to CAPS.

     Dealer-partner enrollments in the United States for each of the last five years are presented in the table below.

                                                                NUMBER OF
                                                              DEALER-PARTNER
YEAR                                                           ENROLLMENTS
----                                                          --------------
1999........................................................       311
2000........................................................       293
2001........................................................       224
2002........................................................       143
2003........................................................       399

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

     - First, to reimburse Credit Acceptance for certain collection costs;

     - Second, to pay Credit Acceptance its servicing fee;

     - Third, to reduce the aggregate advance balance and to pay any other amounts owing from the dealer-partner to the Company; and

     - Fourth, to the dealer-partner as payment for amounts contractually due under the servicing agreement (dealer holdback).

     Under the typical servicing agreement, a dealer-partner represents that it will only submit Loans to Credit Acceptance which satisfy criteria established by the Company, meet certain conditions with respect to the binding nature and the status of the security interest in the purchased vehicle, and comply with applicable state, federal and foreign laws and regulations. Dealer-partners receive a monthly statement from the Company, summarizing all activity on Loans originated by such dealer-partner.

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

     The typical servicing agreement may be terminated by the Company or by the dealer-partner upon written notice. The Company may terminate the servicing agreement immediately in the case of an event of default by the dealer-partner. Events of default include, among other things:

     (i) the dealer-partner's refusal to allow the Company to audit its records relating to the Loans assigned to the Company;

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

     Loan Origination. Once a dealer-partner has enrolled in the Company's program, the dealer-partner may begin submitting Loans to the Company for servicing, administration, and collection. A Loan occurs when a customer enters into a contract with a dealer-partner that sets forth the terms of the agreement between the customer and the dealer-partner for the payment of the purchase price of the automobile. The amount of the Loan consists of the total principal and interest that the customer is required to pay over the term of the Loan. During 2003, virtually all of the Company's United States Loan originations were processed through CAPS. CAPS was offered to all dealer-partners located in the United States beginning in January 2001, and allows dealer-partners to input a credit application and view the response from the Company on-line. CAPS, which is patent pending, allows dealer-partners to: (i) receive an approval from the Company much faster than with traditional methods; and (ii) interact with the Company's credit scoring system to improve the structure of each transaction prior to delivery. All responses include the amount of the advance, as well as any stipulations required for funding. The amount of the advance is determined by using a computer model which considers a number of factors including the timing and amount of cash flows expected on the related Loan and the Company's target return on capital at the time the Loan is originated. The estimated future cash flows are determined based upon a proprietary credit scoring system, which considers numerous variables, including the customer's credit bureau report, data contained in the customer's credit application, the structure of the proposed transaction, vehicle information and other factors, to calculate a composite credit score that corresponds to an expected collection rate. The Company's credit scoring system predicts the probability of default based upon the historical performance of Loans in the Company's portfolio that share similar characteristics. The performance of the credit scoring system is evaluated monthly by comparing projected to actual Loan performance. Adjustments are made to the credit scoring system when necessary.

     While a dealer-partner can assign any Loan to the Company for servicing, administration and collection, the decision whether to pay an advance to the dealer-partner and the amount of any advance, is made solely by the Company. The Company performs all significant functions relating to the processing of the Loan applications and bears certain costs of origination, including the cost of assessing the adequacy of Loan documentation, compliance with underwriting guidelines and the cost of verifying employment, residence and other information submitted by the dealer-partner.

     CAPS interfaces with the Company's Application and Contract System ("ACS"). Loan information included in CAPS is automatically entered into ACS through a download from CAPS. Additional Loan information is entered into ACS manually. ACS provides credit scoring capability as well as the ability to process Loan packages. ACS compares Loan data against information provided during the approval process and allows the funding analyst to check that all stipulations have been met prior to funding. Loan contracts are written on a contract form provided by the Company and the Loan transaction typically is not completed until the dealer-partner has received approval from the Company. The assignment of the Loan from the dealer-partner to the Company occurs simultaneously with the customer's signing of the Loan contract. Although the dealer-partner is named in the Loan contract, the dealer-partner does not have ownership of the Loan for more than a moment and the Company, not the dealer-partner, is listed as lien holder on the vehicle title. The customer's payment obligation is directly to the Company. Payments are generally made by the customer directly to the Company. For these reasons, the Company views the Loan to be an asset of the Company, not the dealer-partner. The customer's failure to pay amounts due under the Loan will result in collection action by the Company and may result in a charge-off of the Loan. See "Credit Loss Policy" for a description of the Company's charge-off policy.

     The Company may offer the dealer-partner a non-recourse advance against anticipated future collections on the Loan. Since typically the combination of the advance and the customer's down payment provides the dealer-partner with a cash profit at the time of sale, the dealer-partner's risk in the Loan is limited. The dealer-partner would typically view any future cash flows from dealer holdback payments to be additional profit. The

Company cannot demand repayment from the dealer-partner of the advance except in the event the dealer-partner is in default of the servicing agreement. Advances are made only after the Loan is approved, accepted by and assigned to the Company and all other stipulations required for funding have been satisfied.

     As advances are originated, they are automatically assigned to the originating dealer-partner's open pool of advances. Periodically, pools are closed and subsequent advances are assigned to a new pool. All advances due from a dealer-partner are secured by the future collections on the dealer-partner's portfolio of Loans. Collections on all related Loans within the pool, after payment of the Company's servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance owing against those Loans. Once the advance balance has been repaid, the dealer-partner is entitled to receive future collections from Loans within that pool, after payment of the Company's servicing fee and reimbursement of certain collection costs. If the collections on Loans from a dealer-partner's pool are not sufficient to repay the advance balance, the dealer-partner will not receive the dealer holdback. Loans accepted by the Company are secured by liens on the financed vehicles. The Company's acceptance of Loans is generally without recourse to the general assets of the dealer-partner.

     Dealer-partners have an opportunity to receive a portion of the dealer holdback at the time a pool of 100 or more Loans is capped. The amount paid to the dealer-partner is calculated using a formula that considers the collection rate and the advance balance on the capped pool.

     The Company records the total payments due under the Loan as a Loan receivable and the amount of its servicing fee as an unearned finance charge, which is netted from the gross amount of the Loan in the balance sheet. The servicing fee represents the portion of the Loan payments above the amount of the advance that the Company is entitled to retain and therefore becomes the interest element on the Loan from the Company's perspective. Amounts contractually due to the dealer-partner, generally 80% of the gross Loan amount, are reflected as a liability (dealer holdback) from which the advance on the Loan is netted. The dealer holdback is a contractual obligation to the dealer-partner from the Company and includes the dealer-partner's profit on the sale of the vehicle as well as the dealer-partner's share of the profits from the financing. Actual payments of dealer holdback will be contingent on collections of the related Loans assigned to the Company.

     The Company's business model allows it to share the risk and reward of collecting on the Loans with the dealer-partners. Such sharing is intended to motivate the dealer-partner to assign better quality Loans, follow the Company's underwriting guidelines, and provide appropriate service and support to the customer after the sale. The Company believes this arrangement aligns the interests of the Company, the dealer-partner and the customer. The Company measures various criteria for each dealer-partner against other dealer-partners in their area as well as the top performing dealer-partners. Sales representatives are required to present the results to the dealer-partner and to develop an action plan on a quarterly basis with the dealer-partner to improve the dealer-partner's overall success with the Company's program.

     Information on the Company's Loan originations for each of the last five years is presented in the following table:

                                               FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------
AVERAGE LOAN DATA                         2003      2002      2001      2000     1999
-----------------                        -------   -------   -------   ------   ------
Average size of Loan accepted..........  $12,206   $11,316   $10,724   $8,867   $8,849
Percentage growth in average size of
  Loan.................................      7.9%      5.5%     21.0%     0.2%     5.3%
Average initial maturity (in months)...       37        36        36       32       32
Average advance per Loan...............  $ 5,723   $ 5,243   $ 5,288   $4,657   $4,744
Average advance as a percent of average
  Loan accepted........................     46.9%     46.3%     49.3%    52.5%    53.6%

     Information on the Company's Loan originations in the United States for 2003 and 2002 is presented in the following table:

                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                           2003         2002      % CHANGE
                                                        ----------   ----------   --------
                                                        (DOLLARS IN THOUSANDS)
Loan originations.....................................   $785,667     $571,690      37.4%
Number of Loans originated............................     62,334       49,650
Number of active dealer-partners(1)...................        916          789
Loans per active dealer-partner.......................       68.1         62.9
Average Loan size.....................................   $   12.6     $   11.5

---------------

(1) Active dealer-partners are dealer-partners who submitted at least one Loan during the period.

     The increase in Loan originations in the United States in 2003 is due to:
(i) an increase in the number of active dealer-partners due to increased dealer-partner enrollments and reduced levels of dealer-partner attrition, (ii) a continued increase in the number of Loans per active dealer-partner and (iii) an increase in the average Loan size.

     Servicing and Collections. The Company's pre-repossession collectors are organized into teams. The Company's first payment miss team services Loans of customers who have failed to make one of their first three payments on time. A collection call is generally placed to these customers within three days after the payment is due. Once a customer has made their first three payments, a regional collection team services the Loan. Regional teams service all Loans originated by dealer-partners within their geographic area. The Company has an incentive system to encourage collectors to collect the full amount due and eliminate the delinquency on Loans assigned to their team. Collectors may recommend repossession of the vehicle based on a variety of factors including the amount of the delinquency and the estimated value of the vehicle. These recommendations are typically reviewed by a collection team supervisor.

     When a Loan is approved for repossession, the account is transferred to the repossession team. Repossession personnel continue to service the Loan as it is being assigned to a third party repossession contractor, who works on a contingency fee basis. Once a vehicle has been repossessed, the customer can negotiate a redemption with the Company, whereby the vehicle is returned to the customer in exchange for paying off the Loan balance, or where appropriate or if required by law, the vehicle is returned to the customer and the Loan reinstated, in exchange for reducing or eliminating the past due balance. If the redemption process is not successful, the vehicle is typically sold at a wholesale automobile auction. Prior to sale, the vehicle is usually inspected by the Company's remarketing representatives who authorize repair and reconditioning work in order to maximize the net sale proceeds at auction.

     If the vehicle sale proceeds are not sufficient to satisfy the balance owing on the Loan, the Loan is assigned either to: (i) the Company's senior collection team, in the event that the customer is willing to make payments on the deficiency balance; or (ii) where permitted by law, the Company's legal team, if it is believed that legal action is required to reduce the deficiency balance owing on the Loan. The Company's legal team assigns Loans to third party collection attorneys who file a claim and upon obtaining a judgment, garnish wages or other assets.

     Collectors rely on two systems to service accounts, the Collection System ("CS") and the Loan Servicing System ("LSS"). The LSS and CS are connected through a batch interface. The present CS has been in service since June 2002. The CS interfaces with a predictive dialer and records all activity on a Loan, including details of past phone conversations with the customer, collection letters sent, promises to pay, broken promises, repossession orders and collection attorney activity. The LSS maintains a record of all transactions relating to Loans originated after July 1990 and is the primary source of management reporting including data utilized to:

     (i) evaluate the Company's proprietary credit scoring system;

     (ii) forecast future collections;

     (iii) establish the Company's allowance for credit losses; and

     (iv) analyze the profitability of the Company's program.

SERVICE CONTRACTS AND INSURANCE PRODUCTS

     The Company maintains relationships with certain insurance carriers which provide dealer-partners the ability to offer customers credit life and disability insurance. Should the customer elect to purchase this insurance, the premium on the insurance policy is added to the amount due under the Loan and to the advance balance. The Company is not involved in the actual sale of the insurance; however, the insurance carrier cedes the premiums, less a fee, to a wholly-owned subsidiary of the Company, which reinsures the coverage under the policy. As a result, the Company, through its subsidiary, bears the risk of loss, and earns revenues from premiums ceded and the investment of such funds. The Company's reserve for insurance claims was $455,000 and $575,000 at December 31, 2003 and 2002, respectively.

     The Company provides dealer-partners the ability to offer vehicle service contracts to customers. Under this program, the sales price of the service contract is added to the amount due under the Loan. The cost of the service contract, plus a commission earned by the dealer-partner on the sale of the service contract is added to the advance balance. A portion of the amount added to the advance balance is retained by the Company as a fee. Generally, a third party bears all of the risk of loss on claims. Historically, the Company also offered a vehicle service contract program where the Company bore the risk of loss on claims relating to the service contracts. The Company discontinued offering this product effective November 1, 2003, as the product was not competitive with the third-party service contract products offered by the Company. The Company's reserve for service contract claims was $64,000 and $155,000 at December 31, 2003 and 2002, respectively.

     Revenues derived from the Company's service contract and insurance product businesses during 2003, 2002 and 2001 are as follows:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2003        2002        2001
                                                          ---------   ---------   ---------
                                                               (DOLLARS IN THOUSANDS)
Insurance Products:
  Fees..................................................   $   248     $ 2,056     $ 1,230
  Premiums..............................................     2,415       2,709       3,304
                                                           -------     -------     -------
                                                           $ 2,663     $ 4,765     $ 4,534
                                                           -------     -------     -------
Service contracts:
  Fees..................................................   $19,149     $14,381     $11,661
  Premiums..............................................       571       1,803       3,268
                                                           -------     -------     -------
                                                           $19,720     $16,184     $14,929
                                                           =======     =======     =======
Total...................................................   $22,383     $20,949     $19,463
                                                           =======     =======     =======

BUSINESSES IN LIQUIDATION

  UNITED KINGDOM

     Effective June 30, 2003, the Company decided to stop originating automobile Loans in the United Kingdom. This decision was based upon the conclusion that the United Kingdom retail automobile Loan operation was unlikely to produce a higher risk-adjusted return on capital than the Company's principal business in the United States over the long-term. Prior to this decision, the Company originated and serviced Loans in the United Kingdom on approximately the same basis as in the United States. As of December 31, 2003, the amount of capital invested in this business was $31.0 million.

  AUTOMOBILE LEASING

     In January 2002, the Company decided to exit the automobile leasing business. This decision was based upon the conclusion that the automobile leasing business was unlikely to produce a higher risk-adjusted return on capital than the Company's principal business in the United States over the long-term. Prior to this decision, the Company purchased automobile leases from dealer-partners for an amount based on the value of the vehicle as determined by an industry guidebook, assumed ownership of the related vehicle from the dealer-partner and received title to the vehicle. This program differed from the Company's principal business in that, as leases were purchased outright, the Company assumed no liability to the dealer-partner for dealer holdback payments. Additionally, the customer was required to remit a security deposit to the Company. At lease termination, the Company is responsible for the ultimate disposal of the vehicle, which is sold directly to the dealer-partner, to the customer or at auction. Leases generally have an original term ranging from 24 to 48 months, with an average of 37 months. As of December 31, 2003, the amount of capital invested in this business was $1.9 million.

  OTHER

     Canada. Effective June 30, 2003, the Company decided to stop originating automobile Loans in Canada. This decision was based upon the conclusion that the Canadian retail automobile Loan operation was unlikely to produce a higher risk-adjusted return on capital than the Company's principal business in the United States over the long-term. Prior to this decision, the Company originated and serviced Loans in Canada on approximately the same basis as in the United States. As of December 31, 2003, the amount of capital invested in this business was $3.9 million.

     Floorplan Financing. Floorplan financing is offered on a limited basis to certain dealers, most of which participate in the Company's core program. Under these financing arrangements, loans are provided to finance the dealer's inventory. Dealers are charged documentation fees in connection with each vehicle financed, plus interest on the unpaid balance at rates that generally range from 12% to 18% per annum. Security for these loans generally consists of:

     (i) a lien on the financed inventory;

     (ii) a security interest in the dealer's assets, including the dealer-partner's portfolio of Loans serviced by the Company; and

     (iii) the personal guarantee of the owner.

     In 2002 and 2003, the Company significantly reduced its investment in the floorplan portfolio after concluding this business was not likely to generate an acceptable return on capital. The Company intends to continue to reduce the amount of capital invested in this business. As of December 31, 2003, the amount of capital invested in this business was $2.7 million.

     Secured Line of Credit Loans. The Company offered line of credit arrangements to certain dealers who were not participating in the Company's core program. These lines of credit are secured primarily by loans, originated and serviced by the dealer, with additional security provided by the personal guarantee of the dealership's owner. The effective interest rate on these loans varies based upon the amount advanced to the dealer and the percentage of collections on the loan portfolio required to be remitted to the Company. During the third quarter of 2001, the Company discontinued offering this program to new dealers, and is in the process of reducing the amount of capital invested in this business. As of December 31, 2003, the amount of capital invested in this business was $2.3 million.

     Beginning in 2002, entities owned by the Company's majority shareholder and Chairman began offering secured line of credit loans in a manner similar to the Company's prior program, at his dealerships and at two other dealers, one of whom also does business with the Company. The Company's majority shareholder and Chairman does not intend to expand his line of credit lending activities to additional dealers, except to dealerships which he owns or controls.

CREDIT LOSS POLICY

     For information regarding the Company's accounting policy for the allowance for credit losses, see Note 1 to the consolidated financial statements, which is incorporated herein by reference.

COMPETITION

     The market for customers who do not qualify for conventional automobile financing is large and highly competitive. The Company's largest competition comes from "buy here pay here" dealerships where the dealer finances the customer's purchase and services the loan themselves. The market is also currently served by banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned. Many of these companies are much larger and have greater resources than the Company. These companies typically target higher credit tier customers within the Company's market. While the Company is unaware of any other companies offering guaranteed credit approval on a national scale, there is the potential that significant direct competition could emerge and that the Company will be unable to compete successfully.

CUSTOMER AND GEOGRAPHIC CONCENTRATIONS

     No single dealer-partner accounted for more than 10% of total revenues during any of the last three years. The following table provides information regarding the five states that are responsible for the largest dollar amount of Loan originations in the United States during 2003:

                                                                         ACTIVE DEALER-
                                                 LOAN ORIGINATIONS         PARTNERS(1)
                                               ---------------------   -------------------
                                                AMOUNT    % OF TOTAL   NUMBER   % OF TOTAL
                                               --------   ----------   ------   ----------
                                                         (DOLLARS IN THOUSANDS)
Michigan.....................................  $ 75,551       9.6       100        10.9
Virginia.....................................    54,247       6.9        49         5.3
Maryland.....................................    50,323       6.4        48         5.2
New York.....................................    48,411       6.2        78         8.5
Tennessee....................................    46,900       6.0        34         3.7
All other states.............................   510,235      64.9       607        66.4
                                               --------     -----       ---       -----
  Total......................................  $785,667     100.0%      916       100.0%
                                               ========     =====       ===       =====

---------------

(1) Active dealer-partners are dealer-partners who submitted at least one Loan during the year.

     While not considered to be a concentration, the Company's transactions with related parties are significant. For information regarding the Company's transactions with related parties, see Note 9 to the consolidated financial statements, which is incorporated herein by reference.

GEOGRAPHIC FINANCIAL INFORMATION

     The following table sets forth, for each of the last three years for the Company's domestic and foreign operations, the amount of revenues from customers, and long-lived assets (in thousands):

                                                       AS OF AND FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
Revenues from customers
  United States......................................  $131,388   $128,893   $118,646
  United Kingdom.....................................    10,789     20,022     23,674
  Other foreign......................................     3,611      5,419      5,009
                                                       --------   --------   --------
     Total revenues from customers...................  $145,788   $154,334   $147,329
                                                       ========   ========   ========
Long-lived assets
  United States......................................  $ 18,007   $ 19,284   $ 18,806
  United Kingdom.....................................       496        667        840
                                                       --------   --------   --------
     Total long-lived assets.........................  $ 18,503   $ 19,951   $ 19,646
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

     (iii) require specified disclosures to customers,

     (iv) govern the sale and terms of the ancillary products; and

     (v) define the Company's rights to collect Loans and repossess and sell collateral.

     Failure to comply with, or an adverse change in, these laws or regulations could have a material adverse effect on the Company by, among other things, limiting the states or countries in which the Company may operate, restricting the Company's ability to realize the value of the collateral securing the Loans and leases, or resulting in potential liability related to Loans and leases accepted from dealer-partners. In addition, governmental regulations depleting the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on the Company. The Company is not aware of any such legislation currently pending that could have a material adverse effect on the Company.

     The sale of insurance products in connection with Loans and leases assigned to the Company by dealer-partners is also subject to state laws and regulations. As the holder of the Loans and leases that contain these products, some of these state laws and regulations may apply to the Company's servicing and collection of the Loans and leases. However, as the Company does not deal directly with customers in the sale of insurance products, it does not believe that such laws and regulations significantly affect its business. Nevertheless, there can be no assurance that insurance regulatory authorities in the jurisdictions in which such products are offered by dealer-partners will not seek to regulate the Company or restrict the operation of the Company's business in such jurisdictions. Any such action could materially adversely affect the income received from such products. The Company's credit life and disability reinsurance and property and casualty insurance subsidiaries are licensed and subject to regulation in the Turks and Caicos Islands.

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

EMPLOYEES

     As of January 31, 2004, the Company had 694 employee team members. The Company's team members have no union affiliations and the Company believes its relationship with its team members is good. The table below presents team members by department:

                                                                NUMBER OF
DEPARTMENT                                                     TEAM MEMBERS
----------                                                     ------------
Collection and Servicing....................................       439
Loan Origination and Processing.............................        48
Sales and Marketing.........................................        66
Finance and Accounting......................................        38
Information Systems.........................................        51
Management and Support......................................        52
                                                                   ---
  TOTAL.....................................................       694
                                                                   ===

ITEM 2.  PROPERTIES

  UNITED STATES, AUTOMOBILE LEASING, AND OTHER

     The Company's headquarters are located at 25505 West Twelve Mile Road, Southfield, Michigan 48034. The Company purchased the office building in 1993 and has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the property. The office building includes approximately 118,000 square feet of space on five floors. The Company occupies approximately 79,000 square feet of the building, with most of the remainder of the building leased to various tenants. The Company plans to continue to lease excess space in the building until such time as the Company's expansion needs require it to occupy additional space.

     The Company leases approximately 8,700 square feet of office space in Henderson, Nevada. The lease expires in April 2004. The Company is currently in the process of negotiating a new lease for 30,000 square feet of office space in Henderson, Nevada, which will replace the Company's existing office space at this location. This lease is expected to be executed by the end of the first quarter of 2004.

  UNITED KINGDOM

     The Company leases space in an office building in Worthing, West Sussex, in the United Kingdom. The Company occupies approximately 10,000 square feet of the building under a lease expiring in September 2007. The Company expects to stop using this office space in the fourth quarter of 2005 or the first quarter of 2006.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business and as a result of the customer-oriented nature of the industry in which the Company operates, industry participants are frequently subject to various customer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, customer protection, warranty, debt collection, insurance and other customer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to the Company's repossession and sale of the customer's vehicle and other debt collection activities. The Company, as the assignee of Loans originated by dealer-partners, may also be named as a co-defendant in lawsuits filed by customers principally against dealer-partners. Many of these cases are filed as purported class actions and seek damages in large dollar amounts. An adverse ultimate disposition in any such action could have a material adverse impact on the Company's financial position, liquidity and results of operations.

     For a description of material pending litigation to which the Company is a party, see Note 13 to the consolidated financial statements, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter. The Company's annual meeting typically occurs during the second quarter of each fiscal year and the results of such matters submitted to a vote of the shareholders at the meeting normally appears in the Quarterly Report on Form 10-Q for that quarter.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on The Nasdaq Stock Market(R) under the symbol CACC.
The high and low sale prices for the common stock for each quarter during the two year period ending December 31, 2003 as reported by The Nasdaq Stock Market(R) are set forth in the following table:

                                                            2003             2002
                                                       --------------   --------------
QUARTER ENDED                                           HIGH     LOW     HIGH     LOW
-------------                                          ------   -----   ------   -----
March 31.............................................  $ 6.79   $4.75   $12.04   $8.50
June 30..............................................   12.10    4.75    14.95    9.66
September 30.........................................   12.59    8.35    13.45    7.22
December 31..........................................   15.77    8.99     9.72    6.26

     As of February 5, 2004, the number of beneficial holders and shareholders of record of the common stock was approximately 1,649 based upon securities position listings furnished to the Company.

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

EQUITY COMPENSATION PLANS

     The Company has two stock option plans pursuant to which it grants stock options with time or performance-based vesting requirements to employees, officers, and directors. The Company's 1992 Stock Option Plan (the "1992 Plan") was approved by shareholders in 1992 prior to the Company's initial public offering. The Company's Director Stock Option Plan (the "Director Plan") was approved by shareholders in 2002. The following table sets forth, with respect to each of the option plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2003.

                                                                               NUMBER OF SHARES
                                       NUMBER OF SHARES                       REMAINING AVAILABLE
                                         TO BE ISSUED     WEIGHTED-AVERAGE    FOR FUTURE ISSUANCE
                                       UPON EXERCISE OF   EXERCISE PRICE OF      UNDER EQUITY
                                         OUTSTANDING         OUTSTANDING         COMPENSATION
PLAN CATEGORY                              OPTIONS             OPTIONS             PLANS(A)
-------------                          ----------------   -----------------   -------------------
Equity compensation plans approved by
  shareholders:
  1992 Plan..........................     4,071,900             $7.32              1,647,225
  Director Plan......................       100,000              7.00                100,000
                                          ---------             -----              ---------
Total................................     4,171,900             $7.31              1,747,225
                                          =========             =====              =========

---------------

(a) Excludes securities reflected in the first column, "Number of shares to be issued upon exercise of outstanding options".

     For additional information regarding the Company's stock option plans, see
Note 11 to the consolidated financial statements, which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected income statement and balance sheet data presented below are derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this Annual Report.

     Certain amounts for prior periods have been reclassified to conform to the current presentation, including the following significant balance sheet reclassifications: (i) the reserve for advance losses, which was previously classified within dealer holdbacks, net, was eliminated and the balance transferred to the allowance for credit losses, which is classified within Loans receivable, net and (ii) repossessed assets were reclassified from Loans receivable, net to other assets. Additionally, as a result of the Company's adoption of the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" under the retroactive restatement method selected by the Company as described in SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" in the second quarter of 2003, the Company restated all prior periods to reflect the stock-based compensation expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees or directors after January 1, 1995.

                                 2003          2002          2001          2000          1999
                              -----------   -----------   -----------   -----------   -----------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenue.....................  $   145,788   $   154,334   $   147,329   $   123,611   $   115,828
Costs and expenses(A).......       99,531       107,811       100,286        89,566       149,219
Other operating income:
  Gain on sale of
     subsidiary(B)..........           --            --            --            --        14,720
                              -----------   -----------   -----------   -----------   -----------
Operating income (loss).....       46,257        46,523        47,043        34,045       (18,671)
  Foreign exchange loss.....       (2,767)           --           (42)          (11)          (66)
                              -----------   -----------   -----------   -----------   -----------
Income (loss) before income
  taxes.....................       43,490        46,523        47,001        34,034       (18,737)
  Provision (credit) for
     income taxes...........       15,309        18,158        18,586        11,655        (6,091)
                              -----------   -----------   -----------   -----------   -----------
Net income (loss)...........  $    28,181   $    28,365   $    28,415   $    22,379   $   (12,646)
                              ===========   ===========   ===========   ===========   ===========
Net income (loss) per common
  share:
  Basic.....................  $      0.67   $      0.67   $      0.67   $      0.51   $     (0.27)
                              ===========   ===========   ===========   ===========   ===========
  Diluted...................  $      0.65   $      0.65   $      0.66   $      0.51   $     (0.27)
                              ===========   ===========   ===========   ===========   ===========
Weighted average shares
  outstanding:
  Basic.....................   42,195,340    42,438,292    42,140,961    43,879,577    46,222,730
  Diluted...................   43,409,007    43,362,741    43,150,804    44,219,876    46,222,730

                                 2003          2002          2001          2000          1999
                              -----------   -----------   -----------   -----------   -----------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Loans receivable, net.......  $   855,355   $   749,078   $   741,732   $   551,863   $   556,154
Floorplan receivables,
  net.......................        2,449         4,450         6,446         8,106        15,492
Lines of credit, net........        2,023         3,655         5,845         2,462            --
Notes receivable, net.......        2,090         3,899         5,322         4,523         3,610
Investment in operating
  leases, net...............        4,447        17,879        42,774        42,921         9,097
All other assets............       77,416        47,870        50,154        54,371        68,903
                              -----------   -----------   -----------   -----------   -----------
Total assets................  $   943,780   $   826,831   $   852,273   $   664,246   $   653,256
                              ===========   ===========   ===========   ===========   ===========
Total debt..................  $   106,467   $   109,841   $   202,529   $   156,673   $   158,985
Dealer holdbacks, net.......      423,861       347,040       306,232       207,680       197,814
Other liabilities...........       55,887        44,493        52,625        35,429        31,913
                              -----------   -----------   -----------   -----------   -----------
Total liabilities...........      586,215       501,374       561,386       399,782       388,712
Shareholders' equity(C).....      357,565       325,457       290,887       264,464       264,544
                              -----------   -----------   -----------   -----------   -----------
Total liabilities and
  shareholders' equity......  $   943,780   $   826,831   $   852,273   $   664,246   $   653,256
                              ===========   ===========   ===========   ===========   ===========

---------------

(A) In 1999, the Company increased the provision for credit losses to $56.9 million as the result of higher provisions needed for losses on its net investment with respect to Loan pools originated primarily in 1995, 1996, and 1997. In addition, in 1999 the Company recorded a valuation adjustment of $13.5 million on the retained interest in its July 1998 securitization relating to these Loan pools.

(B) In 1999, the Company recorded a gain of $14.7 million from the sale of its credit reporting services subsidiary.

(C)  No dividends were paid during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

     Since 1972, Credit Acceptance has provided auto loans to consumers, regardless of their credit history. The Company's product is offered through a nationwide network of automobile dealers who benefit by selling vehicles to consumers who otherwise could not obtain financing. The Company delivers credit approvals instantly through the Internet. The Company's revenues are generated primarily through the servicing fees it receives for the collection and administration of Loans assigned by dealer-partners to the Company, and to a lesser extent, through the fees it receives through the sale of third-party ancillary products.

     The Company's strategy is to increase the amount of economic profit per share by increasing its return on capital and profitably growing its business. See page 29 for the Company's definition of economic profit. The Company believes it has been successful in improving the returns on Loan originations in recent years primarily as a result of increasing the spread between the forecasted collection rate and the advance rate. Loan originations grew 30% in 2003 due to an increase in the number of active dealer-partners, an increase in the number of Loans per active dealer-partner, and an increase in the average Loan size. Since the company believes it is the only financial services company offering "guaranteed credit approval" for automobile dealers on a national scale, and the Company presently serves only a small portion of its target market, the Company believes that it has a good opportunity to grow its business profitably in the future.

     Critical success factors for the Company include its access to capital and its ability to accurately forecast Loan performance. The Company employs modest financial leverage with a funded debt to equity ratio of 0.320 at December 31, 2003. The Company funds its business through a revolving credit facility, a warehouse line of credit and privately placed asset-backed financings. The Company's forecasts impact Loan pricing and structure as well as the required allowance for credit losses. The Company manages its risk by managing the spread between the forecasted collection rate and the advance rate.

FORECASTING LOAN PERFORMANCE

     The following table presents forecasted collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that have been realized as of December 31, 2003. The amounts presented are expressed as a percent of the original Loan amount by year of Loan origination.

                       DECEMBER 1, 2003
      ---------------------------------------------------
       FORECASTED                           % OF FORECAST
YEAR  COLLECTION %   ADVANCE %   SPREAD %     REALIZED
----  ------------   ---------   --------   -------------
1992      81.5%        35.3%       46.2%        100.0%
1993      75.7%        37.3%       38.4%        100.0%
1994      61.8%        41.8%       20.0%         99.8%
1995      56.2%        45.9%       10.3%         99.1%
1996      56.5%        49.1%        7.4%         98.7%
1997      59.3%        49.1%       10.2%         98.4%
1998      67.7%        49.7%       18.0%         98.4%
1999      71.9%        53.6%       18.3%         98.2%
2000      71.0%        52.5%       18.5%         96.0%
2001      66.9%        49.3%       17.6%         83.2%
2002      69.1%        46.0%       23.1%         59.2%
2003      72.0%        47.0%       25.0%         19.8%

     The risk of a forecasting error declines as Loans age. For example, the risk of a material forecasting error for business written in 1999 is very small since 98.2% of the total amount forecasted has already been realized. In contrast, the Company's forecast for recent Loan originations is less certain. If the Company produces disappointing operating results, it will likely be because the Company overestimated future Loan performance.

     A wider spread between the forecasted collection rate and the advance rate reduces the Company's risk of credit losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of losses, but it does reduce the risk significantly. The Company made no material changes in credit policy or pricing during 2003, other than routine changes designed to maintain current profitability levels.

     One method for evaluating the reasonableness of the Company's forecast is to examine the trends in forecasted collection rates over time. The following table compares the Company's forecast as of December 31, 2003 with the forecast as of December 31, 2002.

         DECEMBER 31, 2002         DECEMBER 31, 2003
YEAR  FORECASTED COLLECTION %   FORECASTED COLLECTION %   VARIANCE
----  -----------------------   -----------------------   --------
1992           81.2%                     81.5%               0.3%
1993           75.5%                     75.7%               0.2%
1994           61.9%                     61.8%              (0.1)%
1995           56.2%                     56.2%               0.0%
1996           56.6%                     56.5%              (0.1)%
1997           59.5%                     59.3%              (0.2)%
1998           68.1%                     67.7%              (0.4)%
1999           72.3%                     71.9%              (0.4)%
2000           71.6%                     71.0%              (0.6)%
2001           68.1%                     66.9%              (1.2)%
2002           68.0%                     69.1%               1.1%

     The Company first began publishing collection forecasts in its 2001 Annual Report. Forecasted collection rates declined in 2002 when a difficult collection system conversion negatively impacted collection results. The unanticipated difficulties associated with the conversion resulted in a decreased number of phone calls placed per delinquent account, which resulted in a reduction in collection rates during the third and fourth quarters of 2002. During the fourth quarter, collection system performance improved and by the end of the quarter had returned to pre-system conversion levels as measured by call volumes and charge-off rates. In the first quarter of 2003, the Company's collection forecast continued to decline when post repossession collection results (known as deficiency balance collections) deteriorated. During the remainder of 2003, forecasted collection rates stabilized.

     Accurately predicting future collection rates is critical to the Company's success. Historically, the Company has experienced an adverse change in the profitability of Loan originations during periods of high growth. While the growth rates experienced in the United States in 2003 are higher than the Company's expected long-term growth rate, the Company believes that the investments in corporate support functions in 2002, combined with decreases in Loan origination volumes in 2002, have adequately prepared the Company for this growth. The Company intends to make every possible effort to assess collection rates as accurately as possible.

RESULTS OF OPERATIONS

  Consolidated

     The following tables present income statement data on a consolidated basis as well as for the Company's four business segments, United States, United Kingdom, Automobile Leasing, and Other.

                         YEAR ENDED               YEAR ENDED               YEAR ENDED
                        DECEMBER 31,    % OF     DECEMBER 31,    % OF     DECEMBER 31,    % OF
                            2003       REVENUE       2002       REVENUE       2001       REVENUE
                        ------------   -------   ------------   -------   ------------   -------
                                                 (DOLLARS IN THOUSANDS)
REVENUE:
Finance charges.......    $103,125       70.8%     $ 97,744       63.3%     $ 90,169       61.2%
Ancillary product
  income..............      19,397       13.3        16,437       10.7        12,891        8.7
Lease revenue.........       6,432        4.4        16,101       10.4        21,853       14.8
Premiums earned.......       2,986        2.0         4,512        2.9         6,572        4.5
Other income..........      13,848        9.5        19,540       12.7        15,844       10.8
                          --------      -----      --------      -----      --------      -----
  Total revenue.......     145,788      100.0       154,334      100.0       147,329      100.0
COSTS AND EXPENSES:
Salaries and wages....      33,655       23.1        29,042       18.9        27,170       18.5
General and
  administrative......      20,034       13.7        24,551       15.9        20,925       14.2
United Kingdom asset
  impairment
  expense.............      10,493        7.2            --         --            --         --
Provision for credit
  losses..............      10,459        7.2        23,935       15.5        14,034        9.5
Sales and marketing...       8,494        5.8         7,623        4.9         7,685        5.2
Interest..............       8,057        5.5         9,058        5.9        14,688       10.0
Depreciation of leased
  assets..............       4,210        2.9         9,669        6.3        12,485        8.5
Stock-based
  compensation
  expense.............       3,583        2.5         2,072        1.3         1,755        1.2
Provision for
  insurance and
  service contract
  claims..............         546        0.4         1,861        1.2         1,544        1.0
                          --------      -----      --------      -----      --------      -----
  Total costs and
     expenses.........      99,531       68.3       107,811       69.9       100,286       68.1
                          --------      -----      --------      -----      --------      -----
Operating income......      46,257       31.7        46,523       30.1        47,043       31.9
Foreign exchange
  loss................      (2,767)      (1.9)           --         --           (42)        --
                          --------      -----      --------      -----      --------      -----
Income before
  provision for income
  taxes...............      43,490       29.8        46,523       30.1        47,001       31.9
Provision for income
  taxes...............      15,309       10.5        18,158       11.7        18,586       12.6
                          --------      -----      --------      -----      --------      -----
Net income............    $ 28,181       19.3%     $ 28,365       18.4%     $ 28,415       19.3%
                          ========      =====      ========      =====      ========      =====

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     For the year ended December 31, 2003, consolidated net income remained relatively consistent at $28.2 million compared to $28.4 million for the same period in 2002. Consolidated net income for the year ended December 31, 2003 included a net loss of $4.6 million in the United Kingdom, which was primarily the result of $11.1 million in asset impairment and other expenses recorded in connection with the Company's decision to stop Loan originations in the United Kingdom effective June 30, 2003. The impact of the loss in the United Kingdom was partially offset by an increase in net income in the United States to $33.0 million in 2003 from $23.8 million in 2002.

     The increase in net income in the United States was due primarily to: (i) an increase in finance charges to $91.6 million in 2003 from $78.4 million in 2002 as a result of an increase in the average size of the Loan portfolio due to an increase in Loan originations in 2003, (ii) an increase in ancillary product income to $18.5 million in 2003 from $13.2 million in 2002 due to an increase in the number of third-party service contracts sold, and (iii) a decrease in provision for credit losses to $6.9 million in 2003 from $11.7 million in 2002 due to higher 2002 losses as a result of a difficult conversion to a new collection system. To a lesser extent, the increase in net income was also due to two tax-related adjustments in 2002 related to the anticipated repatriation of earnings from the United Kingdom and a change in estimate of state income tax owed that increased the provision for income taxes and decreased net income by $2.6 million. Partially offsetting these items that positively impacted net income were: (i) a decrease in other income to $10.7 million in 2003 from $14.6 million in 2002 due to interest income of $4.8 million from the Internal Revenue Service received in 2002 in connection with a change in tax accounting methods that affected the characterization and timing of revenue recognition for tax purposes, (ii) an increase in salaries and wages to $28.8 million in 2003 from $23.7 million in 2002 due to increased spending on employee bonuses, servicing salaries, corporate support salaries, and employee benefits, and (iii) an increase of $2.9 million in foreign exchange loss as a result of the Company recognizing the fair value of forward contracts entered into to manage foreign currency risk associated with the cash flows anticipated from the exit of the United Kingdom operation.

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

     Interest. Consolidated interest expense decreased to $8.1 million in 2003 from $9.1 million in 2002. The decrease in consolidated interest expense was primarily the result of a decrease in average outstanding debt. The decrease was partially offset by an increase in the weighted average interest rate to 7.5% for the year ended December 31, 2003 from 5.7% for the same period in 2002. This increase was primarily the result of an increased impact of borrowing fees and costs on average interest rates due to lower average outstanding borrowings.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Consolidated net income remained relatively consistent at $28.4 million in 2002 and 2001. Net income for the year ended December 31, 2002 included: (i) an increase in net income in the United States business segment to $23.8 million in 2002 from $23.1 million in 2001 and (ii) a reduction in net income in the United Kingdom business segment to $6.3 million in 2002 from $7.2 million in 2001.

     The increase in net income in the United States was due primarily to: (i) an increase in finance charges to $78.4 million in 2002 from $66.3 million in 2001 as a result of an increase in the average size of the Loan portfolio due to an increase in Loan originations in 2001 and (ii) an increase in other income due to interest income of $4.8 million received from the Internal Revenue Service in 2002 in connection with a change in tax accounting methods that affected the characterization and timing of revenue recognition for tax purposes. Partially offsetting these items that positively impacted net income were: (i) an increase in the provision for credit losses to $11.7 million in 2002 from $2.7 million in 2001 due to higher losses in 2002 as a result of a difficult conversion to a new collection system and (ii) an increase in salaries and wages to $23.7 million in 2002 from $20.0 million in 2001 resulting primarily from increased spending on corporate support functions such as information systems, finance, and a new Six Sigma initiative.

     The reduction in net income in the United Kingdom was due primarily to a reduction in finance charges to $17.7 million in 2002 from $21.8 million in 2001. The decline in finance charges was due to a reduction in the average size of the Loan portfolio as a result of a reduction in Loan originations in 2002 due to a decline in the amount advanced to dealer-partners as a percent of the gross Loan amount and the Company discontinuing its relationship with certain dealer-partners whose business did not meet the Company's return on capital objectives. This reduction in net income was partially offset by a reduction in salaries and wages to

$3.6 million in 2002 from $4.9 million in 2001 primarily as a result of $700,000 in executive severance expense incurred in 2001 and a reduction in staffing levels in 2002.

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

     Interest. Consolidated interest expense decreased to $9.1 million in 2002 from $14.7 million in 2001. The decrease in consolidated interest expense was primarily the result of: (i) a decrease in average outstanding debt and (ii) a decrease in the weighted average interest rate to 5.7% in 2002 from 7.5% in 2001, which was the result of a decrease in the average interest rate on the Company's variable rate debt, including lines of credit and secured financings, and repayment of the senior note debt.

  United States

                                 YEAR ENDED               YEAR ENDED               YEAR ENDED
                                DECEMBER 31,    % OF     DECEMBER 31,    % OF     DECEMBER 31,    % OF
                                    2003       REVENUE       2002       REVENUE       2001       REVENUE
                                ------------   -------   ------------   -------   ------------   -------
                                                         (DOLLARS IN THOUSANDS)
Revenue:
Finance charges...............    $91,594        74.1%     $78,414        70.8%     $66,306        71.2%
Ancillary product income......     18,462        14.9       13,183        11.9       10,221        11.0
Premiums earned...............      2,986         2.4        4,512         4.1        6,572         7.1
Other income..................     10,691         8.6       14,622        13.2        9,953        10.7
                                  -------       -----      -------       -----      -------       -----
  Total revenue...............    123,733       100.0      110,731       100.0       93,052       100.0
Costs and expenses:
Salaries and wages............     28,821        23.3       23,745        21.5       19,989        21.5
General and administrative....     16,764        13.5       19,185        17.3       13,537        14.5
Provision for credit losses...      6,917         5.6       11,749        10.6        2,720         2.9
Sales and marketing...........      7,488         6.1        6,522         5.9        6,226         6.7
Interest......................      6,330         5.1        5,408         4.9        7,721         8.3
Stock-based compensation
  expense.....................      3,315         2.7        1,686         1.5        1,632         1.8
Provision for insurance and
  service contract claims.....        546         0.4        1,861         1.7        1,544         1.7
                                  -------       -----      -------       -----      -------       -----
  Total costs and expenses....     70,181        56.7       70,156        63.4       53,369        57.4
                                  -------       -----      -------       -----      -------       -----
Operating income..............     53,552        43.3       40,575        36.6       39,683        42.6
Foreign exchange loss.........     (2,864)       (2.3)          (6)         --          (37)         --
                                  -------       -----      -------       -----      -------       -----
Income before provision for
  income taxes................     50,688        41.0       40,569        36.6       39,646        42.6
Provision for income taxes....     17,674        14.3       16,779        15.1       16,584        17.8
                                  -------       -----      -------       -----      -------       -----
Net income....................    $33,014        26.7%     $23,790        21.5%     $23,062        24.8%
                                  =======       =====      =======       =====      =======       =====

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Finance Charges. Finance charges increased to $91.6 million in 2003 from $78.4 million in 2002 primarily due to an increase in the: (i) average size of the Loan portfolio due to an increase in Loan originations in 2003 and (ii) average annualized yield on the Company's Loan portfolio to 12.6% in 2003 from 12.5% in 2002. The increase in Loan originations in the United States in 2003 is due to: (i) an increase in the number of active dealer-partners due to an increase in dealer-partner enrollments and reduced levels of dealer-partner attrition, (ii) an increase in the number of Loans per active dealer-partner and
(iii) an increase in the average Loan size. The increase in the average yield was primarily due to a decrease in the percent of non-accrual Loans to 17.9% as of December 31, 2003 from 21.9% for the same period in 2002 due primarily to an increase in Loan originations in 2003.

     Ancillary Product Income. Ancillary product income increased to $18.5 million in 2003 from $13.2 million in 2002 primarily due to an increase in the number of third party service contract products sold, primarily due to the increase in Loan originations in 2003 compared to 2002.

     Premiums Earned. Premiums earned decreased to $3.0 million in 2003 from $4.5 million in 2002 primarily due to a decrease in the penetration rate on the Company's in-house service contract product in 2003. The decrease in the penetration rate was a result of this product not being competitive with the third-party service contract products offered by the Company.

     Other Income. Other income decreased to $10.7 million in 2003 from $14.6 million in 2002 primarily due to interest income of $4.8 million received from the Internal Revenue Service in the third quarter of 2002 in connection with a change in tax accounting methods that affected the characterization and timing of revenue recognition for tax purposes. This decrease was partially offset by an increase of $900,000 in monthly fees paid by dealer-partners for the use of CAPS.

     Salaries and Wages. Salaries and wages increased to $28.8 million in 2003 from $23.7 million in 2002 primarily due to increases of: (i) $1.6 million in employee bonus expense due to improved financial and operational performance,
(ii) $1.5 million in servicing salaries due to an increase in servicing personnel as a result of an increase in the number of Loans serviced in the United States, (iii) $800,000 for corporate support salaries, and (iv) $500,000 in employee benefits. The Company expects that servicing salaries will grow at a rate commensurate with the growth in the number of Loans serviced.

     General and Administrative. General and administrative expenses decreased to $16.8 million in 2003 from $19.2 million in 2002 due to: (i) $1.4 million in losses on the disposal of computer hardware in 2002, (ii) a decrease of $700,000 in legal expenses resulting from a reduction in the frequency and severity of legal proceedings in which the Company is engaged, and (iii) a decrease of $400,000 in Michigan single business tax expense resulting from a reduction in the amount of income apportioned to the state of Michigan.

     Provision for Credit Losses. The provision for credit losses decreased to $6.9 million in 2003 from $11.7 million in 2002. The provision for credit losses consists of three components: (i) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period, (ii) a provision to reflect losses inherent in the Company's Loan portfolio, and (iii) a provision for losses on notes receivable. The decrease in the provision for credit losses in 2003 compared to 2002 was primarily due to a decrease in the provision for losses inherent in the Company's Loan portfolio to $3.9 million in 2003 from $8.1 million in 2002 due to higher 2002 losses as a result of a difficult conversion to a new collection system (see "Item 7 -- General").

     Sales and Marketing. Sales and marketing expenses increased to $7.5 million in 2003 from $6.5 million in 2002 due primarily to increased sales commissions as a result of an increase in the number of Loans originated.

     Stock-based Compensation Expense. Stock-based compensation expense increased to $3.3 million in 2003 from $1.7 million in 2002. While the number of stock options outstanding declined in 2003, stock-based compensation expense increased as a result of a change in assumptions that reduced the period over which certain performance based stock options are expected to vest.

     Provision for Insurance and Service Contract Claims. The provision for insurance and service contract claims, as a percent of premiums earned, decreased to 18.3% in 2003 from 41.2% in 2002 primarily due to a reassessment of the amount of incurred but not reported claims reserves.

     Foreign exchange loss. The foreign exchange loss increased to $2.9 million in 2003 from zero in 2002. In 2003, the Company entered into forward contracts to ensure that currency fluctuations would not reduce the amount of United States dollars received from the liquidation of the United Kingdom operation. From the date the forward contracts were entered into, the weakening of the United States dollar versus the British pound sterling caused a reduction in the fair value of the contracts and an approximately equal increase in the value of British-pound-sterling-denominated net assets held. These amounts were not equal for the full year ended December 31, 2003 because the change in shareholders' equity reflects the change in exchange rates for the year while the change in the value of the forward contracts reflects the change in exchange rates from the date the contracts were entered into until the end of the year. The reduction in fair value of the forward contracts is recorded as foreign exchange loss while the increase in British-pound-sterling-denominated net assets is recorded as an increase in shareholders' equity. In future periods, the Company expects the amount of the gain or loss recognized by the Company on the forward contracts to be approximately offset by an increase or decrease in shareholders' equity.

     Provision for Income Taxes. The effective tax rate decreased to 34.9% in 2003 from 41.4% in 2002. The reduction in the effective tax rate in 2003 was primarily due to a decrease of 9.7% resulting from expense recorded in 2002 for estimated taxes due upon repatriation of prior years' earnings in the United Kingdom, partially offset by an increase of 3.2% resulting from a change in estimate of state income tax owed.

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

     Ancillary Product Income. Ancillary product income increased to $13.2 million in 2002 from $10.2 million in 2001 primarily due an increase in the number of third party service contracts sold due to increases in penetration rates and the average amount earned per service contract in 2002 compared to 2001.

     Premiums Earned. Premiums earned decreased to $4.5 million in 2002 from $6.6 million in 2001 primarily due to a decrease in penetration rates on the Company's in-house service contract product in 2002 and 2001.

     Other Income. Other income increased to $14.6 million in 2002 from $10.0 million in 2001 primarily due to: (i) interest income of $4.8 million from the Internal Revenue Service received in connection with a change in tax accounting methods that affected the characterization and timing of revenue recognition for tax purposes and (ii) an increase of $1.2 million in monthly fees paid by dealer-partners for the use of CAPS. These increases were partially offset by the one-time gain of $1.1 million in 2001 to record the exercise of a clean-up call relating to the July 1998 securitization of advance receivables.

     Salaries and Wages. Salaries and wages increased to $23.7 million in 2002 from $20.0 million in 2001 primarily due to an increase of $2.9 million resulting primarily from increased spending on corporate support functions such as information systems, finance, and a Six Sigma initiative.

     General and Administrative. General and administrative expenses increased to $19.2 million in 2002 from $13.5 million in 2001 due to: (i) the reversal in 2001 of Michigan single business taxes of $4.7 million, which were paid from 1993 to 2000, resulting from a re-characterization of the Company's revenue as a result of an Internal Revenue Service examination. This reversal of Michigan single business taxes was partially offset by an increase in state income taxes (see "Provision for Income Taxes" below). The increase was also due to losses of $1.4 million on the disposal of computer hardware in 2002.

     Provision for Credit Losses. The provision for credit losses increased to $11.7 million in 2002 from $2.7 million in 2001. The increase in the provision for credit losses for the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily due to increases of: (i) $6.1 million in the provision for losses inherent in the Company's Loan portfolio due to higher losses in 2002 as a result of a difficult conversion to a new collection system (see "Part I, Item 2 -- General"); and (ii) $2.6 million in the provision for earned but unpaid revenue due to an increase in the percent of non-accrual Loans to 21.9% as of December 31, 2002 from 18.6% for the same period in 2001.

     Sales and Marketing. Sales and marketing expenses increased to $6.5 million in 2002 from $6.2 million in 2001 as a result of expense associated with a direct mail lead generation product provided to dealer-partners and an increase in the average sales commission per Loan originated.

     Provision for Insurance and Service Contract Claims. The provision for insurance and service contract claims, as a percent of premiums earned, increased to 41.2% in 2002 from 23.5% in 2001 as the amount of incurred but not reported claims reserves increased relative to the number of insurance and service contract policies outstanding.

     Provision for Income Taxes. The effective tax rate remained relatively consistent at 41.4% in 2002 compared to 41.8% in 2001. The provision for income taxes in 2002 includes a provision of $3.6 million for estimated taxes due upon repatriation of prior years' earnings in the United Kingdom, which were previously considered permanently invested. Partially offsetting this was a 2.6% decrease in the provision related to a change in the estimate of state income tax owed versus what was originally estimated in 2001. The provision for income taxes in 2001 includes a $4.1 million increase in the estimate of state income tax owed partially offset by a related federal income tax benefit of $1.4 million.

  United Kingdom

                              YEAR ENDED               YEAR ENDED               YEAR ENDED
                             DECEMBER 31,    % OF     DECEMBER 31,    % OF     DECEMBER 31,    % OF
                                 2003       REVENUE       2002       REVENUE       2001       REVENUE
                             ------------   -------   ------------   -------   ------------   -------
                                                      (DOLLARS IN THOUSANDS)
Revenue:
Finance charges............    $10,095        90.2%     $17,671        83.7%     $21,802        88.6%
Ancillary product income...        935         8.4        3,254        15.4        2,670        10.8
Other income...............        155         1.4          195         0.9          140         0.6
                               -------       -----      -------       -----      -------       -----
  Total revenue............     11,185       100.0       21,120       100.0       24,612       100.0
Costs and expenses:
Salaries and wages.........      3,593        32.1        3,620        17.1        4,904        20.0
General and
  administrative...........      2,132        19.1        2,514        11.9        2,838        11.5
United Kingdom asset
  impairment expense.......     10,493        93.8           --          --           --          --
Provision for credit
  losses...................        803         7.2        4,489        21.3        3,399        13.8
Sales and marketing........        944         8.4          849         4.0          922         3.7
Interest...................         --          --          647         3.1        2,196         8.9
Stock-based compensation
  expense..................        268         2.4          386         1.8          123         0.5
                               -------       -----      -------       -----      -------       -----
  Total costs and
    expenses...............     18,233       163.0       12,505        59.2       14,382        58.4
                               -------       -----      -------       -----      -------       -----
Operating income (loss)....     (7,048)      (63.0)       8,615        40.8       10,230        41.6
Foreign exchange gain......         --          --            5          --           --          --
                               -------       -----      -------       -----      -------       -----
Income (loss) before
  provision (credit) for
  income taxes.............     (7,048)      (63.0)       8,620        40.8       10,230        41.6
Provision (credit) for
  income taxes.............     (2,402)      (21.5)       2,343        11.1        3,020        12.3
                               -------       -----      -------       -----      -------       -----
Net income (loss)..........    $(4,646)      (41.5)%    $ 6,277        29.7%     $ 7,210        29.3%
                               =======       =====      =======       =====      =======       =====

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Effective June 30, 2003, the Company decided to stop originating Loans in the United Kingdom. As a result, the average size of the Loan portfolio in the United Kingdom declined significantly in 2003. The decline in the above income statement captions is primarily a result of this decision, except as discussed below.

     Salaries and Wages. Salaries and wages remained relatively consistent at $3.6 million in 2003 and 2002. The impact of a reduction in staffing levels resulting from the decision to stop Loan originations in the United Kingdom was partially offset by increases of: (i) $250,000 in expenses related to employee severance costs and (ii) $200,000 in employee bonus expense.

     United Kingdom Asset Impairment Expense. As a result of the decision to stop originating Loans in the United Kingdom, the Company recorded an expense in the second quarter of 2003 consisting of: (i) $9.8 million to reduce the carrying value of the operation's net asset value of the Loan portfolio to the present value (using a discount rate of 13%) of the forecasted cash flows relating to the Loan portfolio less estimated future servicing expenses and (ii) a write-off of $700,000 of fixed assets that would no longer be used in the operation. In determining the impairment of the Loan portfolio, the Company analyzed the expected cash flows from this operation assuming lower collection rates than were assumed before the decision to liquidate. These lower collection rates reflect uncertainties (such as potentially higher employee turnover or reduced morale) in the servicing environment that may arise as a result of the decision to liquidate. The Company does not expect to record additional impairment expense unless the actual results are less than the forecast used by management in the impairment analysis, resulting in a decrease in the present value of forecasted cash flows relative to the United Kingdom's net asset value. For further discussion on the impairment analysis performed in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", see
Note 1 to the consolidated financial statements, which is incorporated herein by reference.

     As of June 30, 2003, the effective date of the Company's decision to stop Loan originations in the United Kingdom, the Company estimated future cash flows from the United Kingdom of approximately $50.9 million. Since June 30, 2003, approximately $21.0 million in cash flows from the United Kingdom Loan portfolio have been reinvested in the United States. The Company expects that approximately 70% of the remaining estimated cash flows will be reinvested in the United States within one year, 90% within two years, and the remainder within three years. In order to manage the foreign currency risk associated with the expected cash flows, the Company entered into a series of forward contracts to deliver British pounds sterling, representing approximately 90% of the total expected cash to be repatriated, to a commercial bank in exchange for United States dollars at an agreed upon rate through June 30, 2005.

     Sales and Marketing. Sales and marketing expenses increased to $900,000 in 2003 from $800,000 in 2002 primarily due to employee severance costs of $250,000 associated with the Company's decision to stop Loan originations in the United Kingdom. This increase was partially offset by the elimination of sales and marketing activities after the decision to stop Loan originations.

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

     Ancillary Product Income. Ancillary product income increased to $3.3 million in 2002 from $2.7 million in 2001 primarily due to a change in revenue recognition policy, which increased revenue by $1.5 million. This change was the result of a complete review of the Company's revenue recognition policies, which determined that, while conservative, the policies relative to ancillary product revenue recognition in the United Kingdom were inconsistent with those employed in the United States. Therefore, the Company adopted the accounting treatment that was appropriate and consistent with the policies employed in the United States. This increase in income resulting from the change in revenue recognition was partially offset by a $300,000 decrease in revenue under a profit sharing agreement with an insurance provider.

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

  Automobile Leasing

                         YEAR ENDED               YEAR ENDED               YEAR ENDED
                        DECEMBER 31,    % OF     DECEMBER 31,    % OF     DECEMBER 31,    % OF
                            2003       REVENUE       2002       REVENUE       2001       REVENUE
                        ------------   -------   ------------   -------   ------------   -------
                                                 (DOLLARS IN THOUSANDS)
REVENUE:
Lease revenue.........     $6,432        78.2%     $16,101        92.6%     $21,853        94.2%
Other income..........      1,789        21.8        1,279         7.4        1,339         5.8
                           ------       -----      -------       -----      -------       -----
  Total revenue.......      8,221       100.0       17,380       100.0       23,192       100.0
COSTS AND EXPENSES:
Salaries and wages....      1,000        12.1        1,409         8.2        1,827         8.0
General and
  administrative......        781         9.5        2,048        11.8        3,195        13.8
Provision for credit
  losses..............      1,690        20.6        5,134        29.5        6,126        26.4
Sales and marketing...         --          --           23         0.1          288         1.2
Interest..............      1,135        13.8        1,992        11.5        3,365        14.5
Depreciation of leased
  assets..............      4,210        51.2        9,669        55.6       12,485        53.8
                           ------       -----      -------       -----      -------       -----
  Total costs and
     expenses.........      8,816       107.2       20,275       116.7       27,286       117.7
                           ------       -----      -------       -----      -------       -----
Operating loss........       (595)       (7.2)      (2,895)      (16.7)      (4,094)      (17.7)
Foreign exchange gain
  (loss)..............         96         1.1            1          --           (5)         --
                           ------       -----      -------       -----      -------       -----
Loss before credit for
  income taxes........       (499)       (6.1)      (2,894)      (16.7)      (4,099)      (17.7)
Credit for income
  taxes...............       (176)       (2.2)      (1,070)       (6.2)      (1,465)       (6.3)
                           ------       -----      -------       -----      -------       -----
Net loss..............     $ (323)       (3.9)%    $(1,824)      (10.5)%    $(2,634)      (11.4)%
                           ======       =====      =======       =====      =======       =====

     In January 2002, the Company decided to stop originating automobile leases. As a result, the average size of the lease portfolio declined significantly in 2003 and 2002. The decline in the above income statement captions is primarily a result of this decision, except as discussed below.

     Other Income. Other income, as a percent of revenue, increased to 21.8% in 2003 from 7.4% in 2002 due to an increase in net gains recognized on lease terminations.

  Other

                                 YEAR ENDED               YEAR ENDED               YEAR ENDED
                                DECEMBER 31,    % OF     DECEMBER 31,    % OF     DECEMBER 31,    % OF
                                    2003       REVENUE       2002       REVENUE       2001       REVENUE
                                ------------   -------   ------------   -------   ------------   -------
                                                         (DOLLARS IN THOUSANDS)
REVENUE:
Finance charges...............     $1,436        54.2%      $1,659        32.5%      $2,061        31.8%
Other income..................      1,213        45.8        3,444        67.5        4,412        68.2
                                   ------       -----       ------       -----       ------       -----
  Total revenue...............      2,649       100.0        5,103       100.0        6,473       100.0
COSTS AND EXPENSES:
Salaries and wages............        241         9.2          268         5.2          450         7.1
General and administrative....        357        13.5          804        15.8        1,355        20.9
Provision for credit losses...      1,049        39.6        2,563        50.2        1,789        27.6
Sales and marketing...........         62         2.3          229         4.5          249         3.8
Interest......................        592        22.3        1,011        19.8        1,406        21.7
                                   ------       -----       ------       -----       ------       -----
  Total costs and expenses....      2,301        86.9        4,875        95.5        5,249        81.1
                                   ------       -----       ------       -----       ------       -----
Operating income..............        348        13.1          228         4.5        1,224        18.9
Foreign exchange gain.........          1         0.1           --          --           --          --
                                   ------       -----       ------       -----       ------       -----
Income before provision for
  income taxes................        349        13.2          228         4.5        1,224        18.9
Provision for income taxes....        213         8.1          106         2.1          447         6.9
                                   ------       -----       ------       -----       ------       -----
Net income....................     $  136         5.1%      $  122         2.4%      $  777        12.0%
                                   ======       =====       ======       =====       ======       =====

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     The Other segment consists of the Company's Canadian automobile Loan operations, floorplan, and secured line of credit financing businesses. Effective June 30, 2003, the Company decided to stop originating Loans in Canada. As a result, the average size of the Loan portfolio in Canada declined significantly in 2003. The Company has also decided to significantly reduce its floorplan and secured line of credit portfolios since 2001. The decline in the above income statement captions is primarily a result of these decisions, except as discussed below.

     Provision for Income Taxes. The effective tax rate increased to 61.0% in 2003 from 46.5% in 2002 due to losses reported in the secured line of credit business in 2003. This business is based in the United States, and has a lower effective tax rate than the Canadian automobile Loan business. As a result, the tax benefit from the loss incurred in this business does not fully offset taxes relating to profits earned in the Canadian operation, thereby increasing the effective tax rate.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Finance charges. Finance charges decreased to $1.7 in 2002 from $2.1 in 2001 primarily due to an decrease in the average size of the Canadian Loan portfolio due to a decrease in Loan originations in Canada in 2002.

     Other Income. Other income decreased to $3.4 million in 2002 from $4.4 million in 2001 primarily due to a decrease of $1.0 million in revenue from secured lines of credit and floorplan financing offered to certain dealer-partners due to a reduction in the amount of capital invested in these businesses.

     Salaries and Wages. Salaries and wages, as a percent of revenue, decreased to 5.2% in 2002 from 7.1% in 2001 primarily due to a reduction in salaries and wages relating to the Company's floorplan and line of credit loan businesses, as well as a reduction in the amount of resources necessary to support the Canadian operations.

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

  Consolidated

                           YEAR ENDED       % OF       YEAR ENDED       % OF       YEAR ENDED       % OF
                          DECEMBER 31,    AVERAGE     DECEMBER 31,    AVERAGE     DECEMBER 31,    AVERAGE
                              2003       CAPITAL(1)       2002       CAPITAL(1)       2001       CAPITAL(1)
                          ------------   ----------   ------------   ----------   ------------   ----------
                                                       (DOLLARS IN THOUSANDS)
REVENUE:
Finance charges.........    $103,125        23.2%       $ 97,744        20.8%       $ 90,169        19.4%
Ancillary product
  income................      19,397         4.4          16,437         3.5          12,891         2.8
Lease revenue...........       6,432         1.5          16,101         3.4          21,853         4.7
Premiums earned.........       2,986         0.7           4,512         1.0           6,572         1.4
Other income............      13,848         3.1          19,540         4.2          15,844         3.4
                            --------        ----        --------        ----        --------        ----
  Total revenue.........     145,788        32.9         154,334        32.9         147,329        31.7
COSTS AND EXPENSES:
Salaries and wages......      33,655         7.6          29,042         6.3          27,170         5.8
General and
  administrative........      20,034         4.5          24,551         5.2          20,925         4.5
United Kingdom asset
  impairment expense....      10,493         2.4              --          --              --          --
Provision for credit
  losses................      10,459         2.4          23,935         5.1          14,034         3.0
Sales and marketing.....       8,494         1.9           7,623         1.6           7,685         1.7
Interest................       8,057         1.8           9,058         1.9          14,688         3.2
Depreciation of leased
  assets................       4,210         1.0           9,669         2.1          12,485         2.7

                           YEAR ENDED       % OF       YEAR ENDED       % OF       YEAR ENDED       % OF
                          DECEMBER 31,    AVERAGE     DECEMBER 31,    AVERAGE     DECEMBER 31,    AVERAGE
                              2003       CAPITAL(1)       2002       CAPITAL(1)       2001       CAPITAL(1)
                          ------------   ----------   ------------   ----------   ------------   ----------
                                                       (DOLLARS IN THOUSANDS)
Stock-based compensation
  expense...............       3,583         0.8           2,072         0.4           1,755         0.4
Provision for insurance
  and service contract
  claims................         546         0.1           1,861         0.4           1,544         0.3
                            --------        ----        --------        ----        --------        ----
  Total costs and
     expenses...........      99,531        22.5         107,811        23.0         100,286        21.6
                            --------        ----        --------        ----        --------        ----
Operating income........      46,257        10.4          46,523         9.9          47,043        10.1
Foreign exchange loss...      (2,767)       (0.6)             --          --             (42)         --
                            --------        ----        --------        ----        --------        ----
Income before provision
  for income taxes......      43,490         9.8          46,523         9.9          47,001        10.1
Provision for income
  taxes.................      15,309         3.4          18,158         3.9          18,586         4.0
                            --------        ----        --------        ----        --------        ----
Net income..............    $ 28,181         6.4%       $ 28,365         6.0%       $ 28,415         6.1
                            ========        ====        ========        ====        ========        ====
Average capital(1)......    $443,150                    $469,423                    $465,224

---------------

(1) Average capital is equal to the average amount of debt and equity during the period, each calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The calculation of average capital follows:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2003        2002        2001
                                                       ---------   ---------   ---------
                                                            (DOLLARS IN THOUSANDS)
Average debt.........................................  $103,772    $161,528    $192,517
Average shareholders' equity.........................   339,378     307,895     272,707
                                                       --------    --------    --------
Average capital......................................  $443,150    $469,423    $465,224
                                                       ========    ========    ========

RETURN ON CAPITAL ANALYSIS

     The return on capital is equal to net operating profit after-tax (net income plus interest expense after-tax) divided by average capital as follows:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2003        2002        2001
                                                       ---------   ---------   ---------
                                                            (DOLLARS IN THOUSANDS)
Net income...........................................  $ 28,181    $ 28,365    $ 28,415
Interest expense after-tax...........................     5,237       5,920       9,657
                                                       --------    --------    --------
Net operating profit after-tax.......................  $ 33,418    $ 34,285    $ 38,072
                                                       ========    ========    ========
Average capital......................................  $443,150    $469,423    $465,224
                                                       ========    ========    ========
Return on capital....................................       7.5%        7.3%        8.2%

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     The Company's return on capital increased to 7.5% for the year ended December 31, 2003 from 7.3% for the same period in 2002. The increase in return on capital was primarily due to an increase in return on capital in the United States and an increase in average total capital invested in the United States to $379.2 million in 2003 from $350.3 million in 2002, partially offset by a reduction in the return on capital in the United Kingdom.

     The increase in the return on capital in the United States was due to: (i) an increase in finance charges as a percent of average capital due to a reduction in the average advance as a percent of the gross Loan amount,

(ii) a decrease in the provision for credit losses as a percent of average capital due to higher 2002 losses as a result of a difficult conversion to a new collection system, (iii) an increase in ancillary product income as a percent of average capital due to Loan originations increasing at a faster rate than average capital, and (iv) a decrease in the provision for income taxes as a percent of average capital due to two tax-related adjustments in 2002. Partially offsetting these items that positively impacted return of capital were: (i) a decrease in other income as a percent of average capital due to interest income received from the Internal Revenue Service in 2002 in connection with a change in tax accounting methods that affected the characterization and timing of revenue recognition for tax purposes, (ii) an increase in salaries and wages as a percent of average capital due to increased spending on employee bonuses, servicing salaries, corporate support functions, and employee benefits, and
(iii) an increase in foreign exchange loss as a percent of average capital due to the Company recognizing the fair value of forward contracts entered into to manage foreign currency risk associated with the cash flows anticipated from the exit of the United Kingdom business.

     The decrease in the return on capital in the United Kingdom was primarily a result of the $7,238,000 after-tax adjustment for asset impairment and accrued expenses related to the Company's decision to stop originating Loans in the United Kingdom effective June 30, 2003. This adjustment decreased the Company's reported return on capital by 1.6% for the year ended December 31, 2003.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     The Company's return on capital decreased to 7.3% for the year ended December 31, 2002 from 8.2% for the same period in 2001. The decrease in return on capital was primarily due to a reduction in the return on capital in the United States, partially offset by an increase in the percent of total capital invested in the United States to 74.6% in 2002 from 69.2% in 2001. The decrease in the return on capital in the United States was primarily a result of an increase in the provision for credit losses. This increase was due to higher 2002 losses as a result of a difficult conversion to a new collection system.

ECONOMIC PROFIT

     The Company defines economic profit as net operating profit after-tax less an imputed cost of equity. Economic profit measures how efficiently the Company utilizes its total capital, both debt and equity. To consider the cost of both debt and equity, the Company's calculation of economic profit deducts from net income as determined under GAAP a cost of equity equal to 10% of average equity, which approximates the S&P 500's rate of return since 1965. Management uses economic profit to assess the Company's performance as well as to make capital allocation decisions. Management believes this information is important to shareholders because it allows shareholders to compare the returns earned by the Company investing capital in its core business with the return they could expect if the Company returned capital to shareholders and they invested in other securities. The Company generated an economic loss of ($5,757,000), or ($0.13) per diluted share, for the year ended December 31, 2003 compared to an economic loss of ($2,425,000), or ($0.06) per diluted share for the same period in 2002 and an economic profit of $1,144,000, or $0.03 per diluted share, for the same period in 2001.

     The following table presents the calculation of the Company's economic profit (loss) for the periods indicated (dollars in thousands, except per share data):

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2003          2002          2001
                                                -----------   -----------   -----------
ECONOMIC PROFIT (LOSS)
Net income(1).................................  $    28,181   $    28,365   $    28,415
Imputed cost of equity at 10%(2)..............      (33,938)      (30,790)      (27,271)
                                                -----------   -----------   -----------
  Total economic profit (loss)................  $    (5,757)  $    (2,425)  $     1,144
                                                ===========   ===========   ===========
Diluted weighted average shares outstanding...   43,409,007    43,362,741    43,150,804
Economic profit (loss) per share(3)...........  $     (0.13)  $     (0.06)  $      0.03

---------------

(1) Consolidated net income from the Consolidated Statement of Income. See "Item
    8. Financial Statements and Supplementary Data'

(2) Cost of equity is equal to 10% (on an annual basis) of total average shareholders' equity, which was $339,378,000, $307,895,000 and $272,707,000 for years ended December 31, 2003, 2002, and 2001, respectively, calculated as described in the Average Capital Analysis.

(3) Economic profit (loss) per share equals the economic profit (loss) divided by the weighted average number of shares outstanding.

CRITICAL ACCOUNTING POLICIES AND LOSS EXPERIENCE

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for credit losses, finance charge revenue, stock-based compensation expense, impairment of various assets, contingencies, and taxes. The Company believes the following critical accounting policies involve a high degree of judgment and complexity, and the use of different estimates or assumptions could produce different financial results.

Allowance for Credit Losses

  Balance Sheet Caption:         Allowance for credit losses

  Income Statement Caption:      Provision for credit losses

  Nature of Estimates
Required:                        Estimating losses inherent in the Company's
                                 Loan portfolio.

  Assumptions and Approaches
Used: The Company maintains an allowance for credit losses at a level it considers to be adequate to absorb probable losses inherent in the Company's Loan portfolio. The Company compares the present value of estimated future collections for each dealer-partner's Loan portfolio to the Company's net investment in that portfolio to record losses. The estimate of future collections uses various assumptions based on a dealer-partner's actual loss data on a static pool basis and the Company's historical loss and collection experience. Forecasted collections are discounted to present value using a rate equal to the rate of return expected at the origination of the Loan. The allowance also includes estimates of the amount of earned but unpaid finance charge revenue on non-accrual Loans. The Company estimates the amount of finance charge revenue earned not paid at the time the Loan moves to non-accrual status based on the Loan's month of origination. For additional information, see
                                 Note 1 to the consolidated financial
                                 statements, which is incorporated herein by reference.

  Key Factors:                   Variances in the amount and timing of future
                                 collections from current estimates and the amount of earned but unpaid revenue on non-accrual Loans would impact earnings in future periods.

Finance Charge Revenue

  Balance Sheet Caption:         Loans receivable, net

  Income Statement Caption:      Finance charges

  Nature of Estimates
Required:                        Estimating revenue recognition using the
                                 interest rate method of accounting.

  Assumptions and Approaches
Used: The Company calculates finance charge income based on a pooling methodology that converts cash basis collections to accrual basis earned finance charge income. The Company does not apply the interest rate method of accounting at the individual installment contract level.

  Key Factors:                   Applying the interest rate method of accounting
                                 at the individual contract level may impact earnings in future periods.

Stock-Based Compensation
Expense

  Balance Sheet Caption:         Paid-in capital

  Income Statement Caption:      Stock-based compensation expense

  Nature of Estimates
Required:                        Compensation expense for stock options is based
                                 on this fair value of the options on the date of grant, which is estimated by the Company, and is recognized over the vesting period of the options.

  Assumptions and Approaches
Used: The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants. This model calculates the fair value using various assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend yield on the underlying stock. In recognizing stock-based compensation expense, the Company makes assumptions regarding the expected forfeiture rate of stock options and the expected vesting date of performance-based options. For additional information, see Notes 1 and 11 to the consolidated financial statements, which are incorporated herein by reference.

  Key Factors:                   Factors impacting future stock-based
                                 compensation expense would be a change in forfeiture rate and a change in the expected vesting date of performance-based stock options versus assumptions currently employed.

Impairment of Assets

  Balance Sheet Caption:         Various assets

  Income Statement Caption:      Impairment expense

  Nature of Estimates
Required:                        Estimating impairment for businesses in
                                 liquidation on a quarterly basis.

  Assumptions and Approaches
Used: The Company estimates impairment for each business in liquidation by comparing its future forecasted net cash flows to its net asset value. In estimating the future net cash flows of the business, the Company makes assumptions regarding the amount and timing of cash flows. For additional information, see Note 1 to the consolidated financial statements, which is incorporated herein by reference.

    Key Factors:                 Negative variances in future forecasted net
                                 cash flows from current estimates may result in the recognition of impairment expenses in future periods.

Litigation and Contingent
Liabilities

  Balance Sheet Caption:         Accrued liabilities

  Income Statement Caption:      General and administrative expense

  Nature of Estimates
Required:                        Estimating the likelihood of adverse legal
                                 judgments and any resulting damages owed.

  Assumptions and Approaches
Used: The Company, with assistance from its legal counsel, determines if the likelihood of an adverse judgment for various claims and litigation is remote, reasonably possible, or probable. To the extent the Company believes an adverse judgment is probable and the amount of the judgment is estimable, the Company recognizes a liability. For information regarding the potential various customer claims against the Company, see Note 13 to the consolidated financial statements, which is incorporated herein by reference.

  Key Factors:                   Negative variances in the ultimate disposition
                                 of claims and litigation outstanding from current estimates could result in additional expense in future periods.

Taxes

  Balance Sheet Caption:         Deferred income taxes, net

  Income Statement Caption:      Provision for income taxes

  Nature of Estimates
  Required:                      Estimating the recoverability of deferred tax
                                 assets.

  Assumptions and Approaches
  Used: The Company, based on historical and projected future financial results by tax jurisdiction, determines if it is more likely than not a deferred tax asset will be realized. To the extent the Company believes the recovery of all or a portion of a deferred tax asset is not likely, a valuation allowance is established. For additional information, see Note 10 to the consolidated financial statements, which is incorporated herein by reference.

  Key Factors:                   Changes in tax laws and variances in projected
                                 future results from current estimates that impact judgments made on valuation allowances could impact the Company's provision for income taxes in future periods.

  Loss Experience

     The following sets forth the components of the provision for credit losses, charge-offs related to the Company's Loan portfolio, and the allowance for credit losses as a percentage of gross Loans receivable:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2003        2002        2001
                                                       ---------   ---------   ---------
                                                            (DOLLARS IN THOUSANDS)
Provision for credit losses:
  Loans receivable...................................  $  7,657    $ 15,443    $  5,789
  Leased vehicles....................................     1,703       5,251       6,126
  Other..............................................     1,099       3,241       2,119
                                                       --------    --------    --------
     Total provision for credit losses...............  $ 10,459    $ 23,935    $ 14,034
                                                       ========    ========    ========
Net charge-offs related to the Company's Loan
  portfolio absorbed through:
  Dealer holdbacks...................................  $197,106    $149,616    $109,675
  Unearned finance charges...........................    38,515      34,399      26,468
  Allowance for credit losses* ......................    11,576       8,800       3,211
                                                       --------    --------    --------
     Total net charge-offs...........................  $247,197    $192,815    $139,354
                                                       ========    ========    ========

---------------

* Amounts include charge-offs for both Loans and advances in all years presented.

     The allowance for credit losses as a percentage of gross Loans receivable was 1.7%, 2.3%, and 1.5% at December 31, 2003, 2002, and 2001, respectively.

     Effective July 1, 2003, the Company prospectively eliminated its charge-off policy related to dealer advances and modified its Loans receivable charge-off policy to require charge-off of Loans receivable after 270 days of no payment against dealer holdbacks, net and, if such holdback is insufficient, against the allowance for credit losses. For the first six months of 2003, advances were charged-off when the Company's analysis forecasted no future collections on Loans relating to the dealer-partner advance pool. Prior to January 1, 2003, advances were charged-off or partially charged-off when the Company's analysis determined that the expected discounted cash flows associated with the related Loans were insufficient to recover the outstanding advance balance in the pool. As a result, the charge-offs for the year ended December 31, 2003 are presented on a different basis than the other years presented and, as a result, are not comparable.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital are cash flows from operating activities, collections on Loans receivable and borrowings under the Company's lines of credit and secured financings. The Company's principal need for capital is to fund cash advances made to dealer-partners in connection with the acceptance of Loans and for the payment of dealer holdbacks to dealer-partners who have repaid their advance balances.

     The Company's cash flow requirements are dependent on levels of Loan originations. In 2003, the Company experienced an increase in Loan originations over 2002 primarily due to: (i) an increase in the number of active dealer-partners due to increased dealer-partner enrollments and reduced levels of dealer-partner attrition, (ii) a continued increase in the number of Loans per active dealer-partner, and (iii) an increase in the average Loan size.

     The Company currently finances its operations through: (i) a bank line of credit facility; (ii) term secured financings; (iii) revolving secured financings; (iv) a mortgage loan; and (v) capital lease obligations. For information regarding these financings and the covenants included in the related documents, see Note 7 to the consolidated financial statements, which is incorporated herein by reference. The Company is currently in compliance with these covenants.

     The Company's total balance sheet indebtedness decreased to $106.5 million at December 31, 2003 from $109.8 million at December 31, 2002. In addition to the balance sheet indebtedness as of December 31, 2003, the Company also has contractual obligations resulting in future minimum payments under operating leases.

     A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                                 PERIOD OF REPAYMENT
                                    ---------------------------------------------
CONTRACTUAL OBLIGATIONS             < 1 YEAR   1-3 YEARS   3-5 YEARS   > 5 YEARS     TOTAL
-----------------------             --------   ---------   ---------   ----------   --------
Long-term debt obligations........  $105,418    $   --       $ --         $--       $105,418
Capital lease obligations.........       695       354         --          --          1,049
Operating lease obligations.......       270       484        181          --            935
Purchase obligations(1)...........       331     1,188         99          --          1,618
Other long-term
  obligations(2)(3)...............        --        --         --          --             --
                                    --------    ------       ----         ---       --------
  Total contractual obligations...  $106,714    $2,026       $280         $--       $109,020
                                    ========    ======       ====         ===       ========

---------------

(1) Purchase obligations consist of a commitment the Company entered into in December 2003 for a 49 month capital lease obligation for computer equipment commencing in March 2004.

(2) The Company has dealer holdback liabilities on its balance sheet; however, as payments of dealer holdbacks are contingent upon the receipt of customer payments on Loans receivable and the repayment of dealer advances, these obligations are excluded from the above table.

(3) The Company has entered into a series of forward contracts to deliver British pound sterling in exchange for United States dollars. As the forward contracts are derivatives that are recorded on the balance sheet at their fair value and as this fair value does not represent the amounts that will ultimately be received or paid under these contracts, these obligations are excluded from the above table.

     Liquidation of Non-Core Businesses -- As a result of the decision in the second quarter to stop Loan originations in the United Kingdom and Canada and the decision to stop lease originations in January 2002, the Company expects to receive approximately $37.9 million from the liquidation of its United Kingdom, Canadian, and Automobile Leasing businesses. The expected liquidation proceeds have been determined based on the Company's forecast of cash inflows and outflows during the estimated remaining years of operation for each business. Detail of expected future net liquidation proceeds follows:

                                                               AS OF DECEMBER 31, 2003
                                                               -----------------------
                                                               (DOLLARS IN THOUSANDS)
United Kingdom..............................................           $31,000
Canada......................................................             4,400
Automobile Leasing..........................................             2,500
                                                                       -------
                                                                       $37,900
                                                                       =======

     The Company intends to utilize proceeds from businesses being liquidated to: (i) fund dealer-partner advances on loans originated in the United States and (ii) fund share repurchases. During 2003, the Company received $37.0 million in liquidation proceeds.

     Repurchase and Retirement of Common Stock -- For information regarding the Company's stock repurchase program, see Note 11 to the consolidated financial statements, which is incorporated herein by reference.

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

MARKET RISK

     The following discussion contains forward-looking statements. Actual results may differ materially from results implied by these statements due to changes in the Company's product and debt mix and developments in the financial markets. The impact of such factors on the Company's business, results of operations, and the financial markets in general, cannot be predicted.

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

     Interest Rate Risk. The Company relies on various sources of financing to assist in funding its operations, some of which is at floating rates of interest and exposes the Company to risks associated with increases in interest rates. While the Company had no floating rate debt outstanding on its bank credit facilities or under its secured financings at December 31, 2003, the Company renews its debt at interest rates prevailing in the market at such time. The Company manages its risk associated with increases in interest rates by entering into interest rate cap agreements on certain portions of its floating rate debt.

     Foreign Currency Risk. The Company is exposed to changes in foreign exchange rates that could have a negative impact on earnings or asset and liability values from operations in foreign countries. The Company's most significant foreign currency exposure relates to the United Kingdom.

     In the third quarter of 2003, the Company entered into a series of forward contracts with a commercial bank to manage foreign currency exchange risk associated with the cash flows anticipated from the exit of the United Kingdom operation. As of December 31, 2003, the Company had contracts outstanding to deliver 16.9 million British pounds sterling to the commercial bank which will be exchanged into United States dollars at a weighted average exchange rate of
1.59 United States dollars per British pound sterling on a monthly basis through June 30, 2005. The Company believes that this transaction will minimize the currency exchange risk associated with an adverse change in the relationship between the United States dollar and the British pound sterling as it repatriates cash from the United Kingdom operation. As the Company has not designated these contracts as hedges as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 and SFAS No. 149, changes in the fair value of these forward contracts will increase or decrease net income. As of December 31, 2003, the fair value of the forward contracts was $2,817,000 less than the notional amount of the contracts due to the weakening of the United States dollar versus the British pound sterling since the date the contracts were entered into. As a result, during 2003, the Company recognized a foreign currency loss of $2,817,000 related to the change in the fair value of the forward contracts.

     At December 31, 2003, an immediate 10% weakening of the United States dollar would have increased shareholders' equity by approximately $400 thousand and decreased net income by approximately $1.9 million.

NEW ACCOUNTING PRONOUNCEMENTS

     For information regarding new accounting pronouncements and the related impact of adoption to the Company, see Note 1 to the consolidated financial statements, which is incorporated herein by reference.

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

     The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. These forward-looking statements represent the Company's outlook only as of the date of this report. While the Company believes that its forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the following:

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

                          INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Shareholders
Credit Acceptance Corporation

     We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1, during 2003 the Company changed its method of accounting for stock-based compensation by adopting the fair value method prescribed by Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, with retroactive restatement of all prior periods.

                                          DELOITTE & TOUCHE LLP
Detroit, Michigan
February 26, 2004

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS:
Cash and cash equivalents...................................   $ 36,044     $ 13,466
Investments -- held to maturity.............................         --          173
Loans receivable............................................    872,970      770,069
Allowance for credit losses.................................    (17,615)     (20,991)
                                                               --------     --------
     Loans receivable, net..................................    855,355      749,078
                                                               --------     --------
Investment in operating leases, net.........................      4,447       17,879
Floorplan receivables, net..................................      2,449        4,450
Notes receivable, net (including $1,583 and $1,513 from
  affiliates in 2003 and 2002, respectively)................      2,090        3,899
Lines of credit, net........................................      2,023        3,655
Property and equipment, net.................................     18,503       19,951
Income taxes receivable.....................................      5,795           --
Other assets................................................     17,074       14,280
                                                               --------     --------
     Total Assets...........................................   $943,780     $826,831
                                                               ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Lines of credit...........................................   $     --     $ 43,555
  Secured financing.........................................    100,000       58,153
  Mortgage note.............................................      5,418        6,195
  Capital lease obligations.................................      1,049        1,938
  Accounts payable and accrued liabilities..................     33,117       28,341
  Dealer holdbacks, net.....................................    423,861      347,040
  Deferred income taxes, net................................     22,770       10,058
  Income taxes payable......................................         --        6,094
                                                               --------     --------
     Total Liabilities......................................    586,215      501,374
                                                               --------     --------
CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued................................         --           --
  Common stock, $.01 par value, 80,000,000 shares
     authorized, 42,128,087 and 42,325,615 shares issued and
     outstanding in 2003 and 2002, respectively.............        421          423
  Paid-in capital...........................................    125,078      124,772
  Retained earnings.........................................    227,039      198,858
  Accumulated other comprehensive income -- cumulative
     translation adjustment.................................      5,027        1,404
                                                               --------     --------
     Total Shareholders' Equity.............................    357,565      325,457
                                                               --------     --------
     Total Liabilities and Shareholders' Equity.............   $943,780     $826,831
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------
                                                             2003              2002              2001
                                                        ---------------   ---------------   ---------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
REVENUE:
  Finance charges.....................................    $   103,125       $    97,744       $    90,169
  Ancillary product income............................         19,397            16,437            12,891
  Lease revenue.......................................          6,432            16,101            21,853
  Premiums earned.....................................          2,986             4,512             6,572
  Other income........................................         13,848            19,540            15,844
                                                          -----------       -----------       -----------
     Total revenue....................................        145,788           154,334           147,329
                                                          -----------       -----------       -----------
COSTS AND EXPENSES:
  Salaries and wages..................................         33,655            29,042            27,170
  General and administrative..........................         20,034            24,551            20,925
  United Kingdom asset impairment expense.............         10,493                --                --
  Provision for credit losses.........................         10,459            23,935            14,034
  Sales and marketing.................................          8,494             7,623             7,685
  Interest............................................          8,057             9,058            14,688
  Depreciation of leased assets.......................          4,210             9,669            12,485
  Stock-based compensation............................          3,583             2,072             1,755
  Provision for insurance and service contract
     claims...........................................            546             1,861             1,544
                                                          -----------       -----------       -----------
     Total costs and expenses.........................         99,531           107,811           100,286
                                                          -----------       -----------       -----------
Operating income......................................         46,257            46,523            47,043
  Foreign exchange loss...............................         (2,767)               --               (42)
                                                          -----------       -----------       -----------
Income before provision for income taxes..............         43,490            46,523            47,001
  Provision for income taxes..........................         15,309            18,158            18,586
                                                          -----------       -----------       -----------
Net income............................................    $    28,181       $    28,365       $    28,415
                                                          ===========       ===========       ===========
Net income per common share:
  Basic...............................................    $      0.67       $      0.67       $      0.67
                                                          ===========       ===========       ===========
  Diluted.............................................    $      0.65       $      0.65       $      0.66
                                                          ===========       ===========       ===========
Weighted average shares outstanding:
  Basic...............................................     42,195,340        42,438,292        42,140,961
  Diluted.............................................     43,409,007        43,362,741        43,150,804

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                          ACCUMULATED
                                     TOTAL                        COMMON STOCK                               OTHER
                                 SHAREHOLDERS'   COMPREHENSIVE   ---------------   PAID-IN    RETAINED   COMPREHENSIVE
                                    EQUITY       INCOME (LOSS)   NUMBER   AMOUNT   CAPITAL    EARNINGS   INCOME (LOSS)
                                 -------------   -------------   ------   ------   --------   --------   -------------
                                                                    (IN THOUSANDS)
Balance, January 1, 2001.......    $264,464                      42,479    $425    $126,339   $142,078      $(4,378)
Comprehensive income:
  Net income...................      28,415         $28,415                                     28,415
  Other comprehensive loss:
    Foreign currency
      translation adjustment...      (1,761)         (1,761)                                                 (1,761)
    Tax on other comprehensive
      loss.....................                         616
                                                    -------
    Other comprehensive loss...                      (1,145)
                                                    -------
  Total comprehensive income...                     $27,270
                                                    =======
  Stock compensation...........       1,755                                           1,755
  Repurchase and retirement of
    common stock...............      (3,265)                      (576)      (6)     (3,259)
  Stock options exercised......       1,279                        260        3       1,276
                                   --------                      ------    ----    --------   --------      -------
Balance, December 31, 2001.....     290,887                      42,163     422     126,111    170,493       (6,139)
Comprehensive income:
  Net income...................      28,365         $28,365                                     28,365
  Other comprehensive income:
    Foreign currency
      translation adjustment...       7,543           7,543                                                   7,543
    Tax on other comprehensive
      income...................                      (2,640)
                                                    -------
  Other comprehensive income...                       4,903
                                                    -------
Total comprehensive income.....                     $33,268
                                                    =======
  Stock compensation...........       2,072                                           2,072
  Repurchase and retirement of
    common stock...............      (7,018)                      (586)      (6)     (7,012)
  Stock options exercised......       3,608                        749        7       3,601
                                   --------                      ------    ----    --------   --------      -------
Balance, December 31, 2002.....     325,457                      42,326     423     124,772    198,858        1,404
Comprehensive income:
  Net income...................      28,181         $28,181                                     28,181
  Other comprehensive income:
    Foreign currency
      translation adjustment...       3,623           3,623                                                   3,623
    Tax on other comprehensive
      income...................                      (1,268)
                                                    -------
    Other comprehensive
      income...................                       2,355
                                                    -------
  Total comprehensive income...                     $30,536
                                                    =======
  Stock compensation...........       3,583                                           3,583
  Repurchase and retirement of
    common stock...............      (5,316)                      (464)      (5)     (5,311)
  Stock options exercised......       2,037                        266        3       2,034
                                   --------                      ------    ----    --------   --------      -------
Balance, December 31, 2003.....    $357,565                      42,128    $421    $125,078   $227,039      $ 5,027
                                   ========                      ======    ====    ========   ========      =======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................  $  28,181   $  28,365   $  28,415
  Adjustments to reconcile cash provided by operating
    activities:
    Provision for credit losses.............................     10,459      23,935      14,034
    Depreciation............................................      4,469       4,718       4,652
    Depreciation of leased assets...........................      4,210       9,669      12,485
    Gain on securitization clean-up.........................         --          --      (1,082)
    Loss on retirement of property and equipment............         73       1,417          --
    Foreign currency loss on forward contracts..............      2,817          --          --
    Provision (credit) for deferred income taxes............     12,712       1,838        (276)
    Stock-based compensation................................      3,583       2,072       1,755
    United Kingdom asset impairment.........................     10,493          --          --
  Change in operating assets and liabilities:
    Accounts payable and accrued liabilities................      1,081     (11,106)     11,607
    Income taxes payable....................................     (6,094)        996       5,098
    Income taxes receivable.................................     (5,795)         --         351
    Lease payment receivable................................        619      (1,031)       (348)
    Unearned insurance premiums, insurance reserves and
      fees..................................................       (837)     (2,850)     (1,044)
    Deferred dealer enrollment fees, net....................        878         140         767
    Other assets............................................     (2,794)        282      (5,438)
                                                              ---------   ---------   ---------
      Net cash provided by operating activities.............     64,055      58,445      70,976
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investments -- held to
    maturity................................................        173          --          --
  Principal collected on loans receivable...................    348,932     339,371     316,646
  Advances to dealers.......................................   (354,057)   (275,773)   (370,973)
  Payments of dealer holdbacks..............................    (28,954)    (32,890)    (29,550)
  Accelerated payments of dealer holdbacks..................    (12,690)     (9,839)     (6,114)
  Operating lease acquisitions..............................         --        (874)    (25,816)
  Deferred costs from lease acquisitions....................         --        (201)     (3,371)
  Operating lease liquidations..............................      6,900      12,081      11,071
  Decreases in floorplan receivables........................      1,596       1,940       1,381
  Decreases (increase) in lines of credit...................        969        (273)     (4,783)
  Increase in notes receivable -- affiliates................        (70)         (5)       (572)
  Decrease (increase) in notes
    receivable -- non-affiliates............................      1,848         706        (667)
  Purchases of property and equipment.......................     (3,062)     (4,191)     (5,880)
                                                              ---------   ---------   ---------
      Net cash provided by (used in) investing activities...    (38,415)     30,052    (118,628)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under lines of credit......................    (43,555)    (29,660)    (14,881)
  Proceeds from secured financings..........................    100,000     103,551     264,423
  Repayments of secured financings..........................    (58,153)   (167,794)   (187,066)
  Principal payments under capital lease obligations........       (921)       (311)         --
  Repayment of senior notes and mortgage note...............       (777)       (723)    (16,620)
  Repurchase of common stock................................     (5,316)     (7,018)     (3,265)
  Proceeds from stock options exercised.....................      2,037       3,608       1,279
                                                              ---------   ---------   ---------
      Net cash provided by (used in) financing activities...     (6,685)    (98,347)     43,870
                                                              ---------   ---------   ---------
      Effect of exchange rate changes on cash...............      3,623       7,543      (1,761)
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........     22,578      (2,307)     (5,543)
  Cash and cash equivalents, beginning of period............     13,466      15,773      21,316
                                                              ---------   ---------   ---------
  Cash and cash equivalents, end of period..................  $  36,044   $  13,466   $  15,773
                                                              =========   =========   =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest..................  $   7,969   $   7,729   $  15,600
                                                              =========   =========   =========
  Cash paid during the period for income taxes..............  $  16,081   $  16,509   $  12,179
                                                              =========   =========   =========
Supplemental Disclosure of Non-Cash Transactions:
  Property and equipment acquired through capital lease
    obligations.............................................  $      32   $   2,249   $      --
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF BUSINESS

     Principal Business. Since 1972, Credit Acceptance (the "Company" or "Credit Acceptance") has provided auto loans to consumers, regardless of their credit history. The Company's product is offered through a nationwide network of automobile dealers who benefit by selling vehicles to consumers who otherwise could not obtain financing, by repeat and referral sales generated by these same customers, and from sales to customers responding to advertisements for the Company's product, but who actually end up qualifying for traditional financing.

     Without the Company's product, consumers are often unable to purchase a vehicle or they purchase an unreliable one and are not provided the opportunity to improve their credit standing. As the Company reports to the three national credit reporting agencies, a significant number of its customers improve their lives by improving their credit score and move on to more traditional sources of financing.

     The Company refers to participating dealers who share its commitment to changing customers' lives as "dealer-partners". Upon enrollment in the Company's financing program, the dealer-partner enters into a servicing agreement with Credit Acceptance that defines the legal relationship between Credit Acceptance and the dealer-partner. The servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on retail installment contracts (referred to as "Loans") from the dealer-partners to the Company.

     Upon acceptance of an assigned Loan, the Company records the total payments due under the Loan as a Loan receivable and the amount of its servicing fee as an unearned finance charge which, for balance sheet purposes, is netted from the gross amount of the Loan and represents the interest element on the Loan from the Company's perspective. The Company records the remaining portion of the Loan (the gross amount of the Loan less the unearned finance charge) as a dealer holdback. At the time of acceptance, Loans that meet certain criteria are eligible for a cash advance, which is computed on a formula basis.

     As advances are originated, they are automatically assigned to the originating dealer-partner's open pool of advances. Periodically, pools are closed and subsequent advances are assigned to a new pool. All advances due from a dealer-partner are secured by the future collections on the dealer-partner's portfolio of Loans. Collections on all related Loans within the pool, after payment of the Company's servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance owing against those Loans. Once the advance balance has been repaid, the dealer-partner is entitled to receive future collections from Loans within that pool, after payment of the Company's servicing fee and reimbursement of certain collection costs. If the collections on Loans from a dealer-partner's pool are not sufficient to repay the advance balance, the dealer-partner will not receive the dealer holdback. Loans accepted by the Company are secured by liens on the financed vehicles. The Company's acceptance of Loans is generally without recourse to the general assets of the dealer-partner. Dealer-partner advances are netted against dealer holdbacks in the accompanying consolidated financial statements.

     Businesses in Liquidation. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", an impairment analysis is performed on the net asset value of the United Kingdom, Canadian, and Automobile Leasing operations on a quarterly basis. This analysis compares the undiscounted forecasted future net cash flows (including future servicing expenses and any payments due to dealer-partners under servicing agreements) of each operation to the operation's net asset value at the balance sheet date. If this analysis indicates impairment (i.e. the net asset value exceeds the undiscounted forecasted future net cash flows), the Company is required to write down the value of the asset to the present value of the forecasted net cash flows. While the impairment analysis for operations that are being liquidated reduces the future cash flows by the amount of servicing expenses (under SFAS No. 144), the impairment analysis for Loan portfolios relating to continuing operations does not (under SFAS No. 114).

     Effective June 30, 2003, the Company decided to stop originating Loans in the United Kingdom. In analyzing the expected cash flows from this operation, the Company assumed lower collection rates than assumed before the decision to liquidate. These lower collection rates reflect uncertainties (such as potentially higher employee turnover or reduced morale) in the servicing environment that may arise as a result of the decision to liquidate. As a result of this analysis, in the second quarter of 2003, the net asset value of the operation's Loan portfolio was deemed to be impaired and the Company recorded an after-tax expense of $6.4 million to reduce the carrying value of its Loan portfolio to the present value (using a discount rate of 13%) of the forecasted cash flows relating to the Loan portfolio less estimated future servicing expenses. Based upon management's analysis as of December 31, 2003, no additional reduction of the carrying value of the United Kingdom Loan portfolio is required.

     Effective June 30, 2003, the Company decided to stop originating Loans in Canada. Since Loans originated in Canada are serviced in the United States, the Company evaluated cash flows related to the Canadian operation based on the same collection rate assumptions as were used before the decision to liquidate. Based upon management's analysis as of December 31, 2003, no reduction of the carrying value of the Canadian Loan portfolio is required.

     In January 2002, the Company decided to stop originating automobile leases. Based upon management's analysis as of December 31, 2003, no reduction of the carrying value of the Automobile Leasing's net assets is required.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring)." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred, rather than at the time of commitment to an exit plan. The Company adopted this standard for exit or disposal activities initiated after December 31, 2002. As a result of the Company's decision to exit the United Kingdom business in the second quarter of 2003, the Company recognized:
(i) $300,000 after-tax increase in salaries and wages resulting from employee severance expenses and (ii) $100,000 after-tax reduction in other income due to a refund of profit sharing income on ancillary products to an ancillary product provider which was based on volume targets no longer attainable due to the decision to stop Loan originations. As of December 31, 2003, the remaining liability for these expenses was $156,000, which the Company expects to pay by December 2005. The Company may record an additional liability of up to $400,000 for payment of future lease obligations under a rental agreement through September 2007 once the Company stops using the office space in the United Kingdom. The Company expects to stop using the United Kingdom office space in the fourth quarter of 2005 or first quarter of 2006.

     Ancillary Products and Services. Buyers Vehicle Protection Plan, Inc. ("BVPP") and CAC Reinsurance, Ltd. ("Credit Acceptance Reinsurance"), both wholly-owned subsidiaries of the Company, provide additional services to participating dealer-partners.

     BVPP has a relationship with third party service contract providers that pay BVPP a fee on service contracts included on Loans financed through participating dealer-partners. BVPP does not bear any risk of loss for claims covered on these third party service contracts. The income from the non-refundable fee is recognized upon sale of the service contract. The Company advances to dealer-partners an amount equal to the purchase price of the vehicle service contract on Loans accepted by the Company that include vehicle service contracts. In addition, BVPP had its own short-term limited extended service contract product offered by participating dealer-partners. In connection therewith, BVPP bears the risk of loss for any repairs covered under the service contract. The Company recognizes income and related expense for this service contract program on an accelerated basis over the life of the service contract. The Company stopped offering this product effective November 1, 2003.

     Credit Acceptance Reinsurance is engaged primarily in the business of reinsuring credit life and disability insurance policies issued to borrowers under Loans originated by participating dealer-partners. The Company advances to dealer-partners an amount equal to the credit life and disability insurance premium on Loans accepted by the Company which include credit life and disability insurance written by the Company's designated insurance carriers. The policies insure the holder of the Loan for the outstanding balance payable in the event of death or disability of the customer. Premiums are ceded to Credit Acceptance Reinsurance on both an earned and written basis and are earned over the life of the Loans using pro rata and sum-of-digits methods. Credit Acceptance Reinsurance bears the risk of loss attendant to claims under the coverage ceded to it.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

  REPORTABLE BUSINESS SEGMENTS

     The Company is organized into four primary business segments: United States, United Kingdom, Automobile Leasing, and Other. See Note 12 - Business Segment Information for information regarding the Company's reportable segments.

  USE OF ESTIMATES

     The accounting and reporting policies of the Company require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounts which are subject to significant estimation include the allowance for credit losses, finance charge revenue, stock-based compensation expense, impairment of various assets, contingencies, and taxes. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. Cash and cash equivalents totaling $16.0 million and $9.7 million at December 31, 2003 and 2002, respectively, are restricted pursuant to: (i) the secured financings and
(ii) reinsurance agreements.

  LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

     The Company maintains an allowance for credit losses to cover losses inherent in the Company's Loan portfolio. Such losses consist of Loans receivable determined to be uncollectible or with expected future collections less than the full contractual amount, less any losses absorbed by dealer holdbacks. By definition, these losses equal the amount by which the advances to dealer-partners plus accrued income (the "net investment") exceed the net present value of the related Loans receivable.

     To record losses, as required under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan -- an amendment of FASB Statements No. 5 and 15", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures", the Company utilizes a present value methodology and compares the present value of estimated future collections for each dealer-partner's Loan portfolio to the Company's net investment in that portfolio. The Company maintains historical loss experience for each dealer-partner on a static pool basis and uses this information to forecast the timing and amount of the future collections on each dealer-partner's Loan portfolio. In estimating future collections for each dealer-partner, the Company considers: (i) a dealer-partner's actual loss data on a static pool basis and
(ii) the Company's historical loss and collection experience. The Company's collection forecast for each dealer-partner is updated monthly, and considers the most recent static pool data available for each dealer-partner and the Company's entire portfolio of Loans. Forecasted collections are discounted to present value using a rate equal to the rate of return expected at the origination of the Loan. To the extent that the present value of future collections is less than the Company's net investment in the portfolio, the Company records an allowance equal to the difference between the net investment and the present value of the estimated future collections. Proceeds from one dealer-partner's portfolio cannot be used to offset losses relating to another dealer-partner.

     Effective July 1, 2003, the Company retroactively eliminated the reserve for advance losses balance, which was previously classified within dealer holdbacks, net and transferred the balance into the allowance for credit losses which is classified within Loans receivable, net. In addition, the Company prospectively eliminated its charge-off policy related to dealer advances and modified its Loans receivable charge-off policy to require charge-off of Loans receivable after 270 days of no payment against dealer holdbacks, net and, if such holdback is insufficient, against the allowance for credit losses. In effect, the Company combined its advance and Loans receivable charge-off policies into a single policy whereby the Loan and related advance are charged-off at the same time. For the first six months of 2003, advances were charged-off when the Company's analysis forecasted no future collections on Loans relating to the dealer-partner advance pool. Prior to January 1, 2003, advances were charged-off or partially charged-off when the Company's analysis determined that the expected discounted cash flows associated with the related Loans were insufficient to recover the outstanding advance balance in the pool.

     In addition, effective July 1, 2003, the Company implemented a revised policy related to collections of previously charged-off Loans ("recoveries"). Under the new policy, recoveries of Loans charged-off are credited to the allowance for credit losses to the extent that any prior losses were charged against the allowance, with the remainder credited to dealer holdbacks. Under the Company's prior policy, generally 80% of recoveries were credited to dealer holdbacks and 20% to finance charges.

     A significant percentage of charged-off Loans are absorbed by dealer holdbacks and, as a result, do not result in losses to the Company. The Company's primary protection against losses relates to appropriately managing the spread between the collection rate and the amount advanced to dealer-partners at Loan inception.

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

  INVESTMENT IN OPERATING LEASES

     Leased assets are depreciated to their residual values on a straight-line basis over the scheduled lease term. The Company established its residual values based upon an industry guidebook and data from repossessed vehicles sold at auction. Realization of the residual values is dependent on the Company's future ability to market the vehicles under then prevailing market conditions.

  FLOORPLAN RECEIVABLES

     Floorplan receivables represent loans to dealer-partners to finance used vehicle inventories and are secured primarily by the related inventories and any future cash collections owed to the dealer-partner on outstanding Loans, with additional security provided by the personal guarantee of the dealership's owner. Floorplan receivables are reported net of the related allowance for credit losses of $87,000 and $831,000 at December 31, 2003 and 2002, respectively.

  NOTES RECEIVABLE

     Notes receivable are primarily working capital loans that are generally due on demand and are secured primarily by any future cash collections owed to the dealer-partner on outstanding Loans. Notes receivable are reported net of the related allowance for credit losses of $7,000 and $220,000 at December 31, 2003 and 2002, respectively.

  LINES OF CREDIT

     Secured lines of credit represent loans to dealers not participating in the Company's core program and are secured primarily by loans originated and serviced by the dealer with additional security provided by the personal guarantee of the dealership's owner. Secured lines of credit are reported net of the related allowance for credit losses of $12,000 and $210,000 at December 31, 2003 and 2002, respectively.

  PROPERTY AND EQUIPMENT

     Additions to property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives are generally as follows: buildings and building improvements -- 10 years, data processing equipment and software -- 5 years, office furniture and equipment -- 7 years, and leasehold improvements -- the lesser of the lease term or 7 years. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. Software development costs are capitalized and generally amortized on a straight-line basis. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  OTHER ASSETS

     Repossessed collateral, which is included in other assets on the balance sheets, is valued at the lower of the carrying amount of the receivable or estimated fair value, less estimated costs of disposition. As of December 31, 2003 and 2002, repossessed assets totaled approximately $8.4 million and $8.6 million, respectively.

  DEALER HOLDBACKS

     As part of the dealer-partner servicing agreement, the Company records the gross amount of the Loan less the unearned finance charges as dealer holdbacks. Loans originated by and advances to each dealer-partner are automatically assigned to that dealer-partner's open pool of Loans. Periodically, pools are closed and subsequent Loans and advances are assigned to a new pool. Collections on the Loans within each pool, after payment of the Company's servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance owing against those Loans. Once the advance balance has been repaid, the dealer-partner is entitled to receive collections from the Loans within that pool.

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

  DERIVATIVE INSTRUMENTS

     Interest Rate Caps. The Company purchases interest rate cap agreements to manage its interest rate risk on its secured financings. As the Company has not designated these agreements as hedges as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 and SFAS No. 149, changes in the fair value of these agreements will increase or decrease net income.

     As of December 31, 2003, the following interest rate cap agreements were outstanding (in thousands of dollars):

NOTIONAL   COMMERCIAL PAPER                                          FAIR
 AMOUNT        CAP RATE                       TERM                   VALUE
--------   ----------------   ------------------------------------   -----
$  6,663         7.50%        July 2002 through January 2004          $--
   8,218         6.50%        July 2002 through January 2004           --
  31,250         6.25%        October 2002 through October 2004        --
 100,000         6.25%        November 2003 through March 2006         17
--------                                                              ---
$146,131                                                              $17
========                                                              ===

     Foreign Currency Forward Contracts. In the third quarter of 2003, the Company entered into a series of forward contracts with a commercial bank to manage foreign currency exchange risk associated with the cash flows anticipated from the exit of the United Kingdom operation. As of December 31, 2003, the Company had contracts outstanding to deliver 16.9 million British pounds sterling to the commercial bank which will be exchanged into United States dollars at a weighted average exchange rate of 1.59 United States dollars per British pound sterling on a monthly basis through June 30, 2005. The Company believes that this transaction will minimize the currency exchange risk associated with an adverse change in the relationship between the United States dollar and the British pound sterling as it repatriates cash from the United Kingdom operation. As the Company has not designated these contracts as hedges as defined under SFAS No. 133, changes in the fair value of these forward contracts will increase or decrease net income. As of December 31, 2003, the fair value of the forward contracts was $2,817,000 less than the notional amount of the contracts due to the weakening of the United States dollar versus the British pound sterling since the date the contracts were entered into. As a result, during 2003, the Company recognized a foreign currency loss of $2,817,000 related to the change in the fair value of the forward contracts.

  STOCK OPTIONS

     At December 31, 2003, the Company has two stock-based compensation plans, one for employees and one for directors, which are described more fully in Note 11 -- Capital Transactions. Prior to April 1, 2003, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. In the second quarter of 2003, the Company adopted the fair value recognition and measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" for stock-based employee compensation. Under the retroactive restatement transition method selected by the Company described in SFAS No. 148, the Company restated all prior periods to reflect the stock-based compensation expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees or directors after January 1, 1995. The following tables summarize the reported and restated results:

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)
Net income, as reported.................................  $28,181   $29,701   $29,203
                                                          =======   =======   =======
Net income, restated....................................  $28,181   $28,365   $28,415
                                                          =======   =======   =======
Earnings per share:
  Basic -- as reported..................................  $  0.67   $  0.70   $  0.69
                                                          =======   =======   =======
  Basic -- restated.....................................  $  0.67   $  0.67   $  0.67
                                                          =======   =======   =======
  Diluted -- as reported................................  $  0.65   $  0.68   $  0.68
                                                          =======   =======   =======
  Diluted -- restated...................................  $  0.65   $  0.65   $  0.66
                                                          =======   =======   =======

     As of December 31, 2000, the cumulative increase in paid-in capital as a result of this restatement was $16.1 million. The increase in paid-in capital was offset by a $13.9 million decrease in retained earnings and a $2.2 million decrease in deferred income taxes.

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

     Ancillary Product Income. Fees received by the Company for the sale of third party vehicle service contracts are recognized upon sale of the service contract, as the Company bears no further obligation.

     Lease Revenue. Income from operating lease assets is recognized on a straight-line basis over the scheduled lease term. Revenue recognition is suspended at the point the customer becomes 90 days past due on a recency basis.

     Premiums Earned. Premiums earned include credit life and disability premiums and service contract premiums. Credit life and disability premiums are ceded to the Company on both an earned and written basis and are earned over the life of the Loans using the pro rata and sum-of-digits methods. The Company recognizes income and related expense for the service contract program on an accelerated basis over the life of the service contract. In 2002, the Company changed its revenue recognition policy for insurance and service contract products in the United Kingdom to be consistent with those employed in the United States. This change in revenue recognition policy increased 2002 pre-tax income by approximately $1.1 million.

  Other Income

     Other income consists of the following (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
CAPS fees...............................................  $ 3,835   $ 2,905   $ 1,688
Interest and fees on floorplan receivables, lines of
  credit, and notes receivable..........................    1,220     3,482     3,103
Net gains on lease terminations.........................    1,069       974       596
Rental revenue..........................................      900     1,043     1,094
Dealer enrollment fees..................................      781       848     1,313
Other...................................................    6,043    10,288     8,050
                                                          -------   -------   -------
                                                          $13,848   $19,540   $15,844
                                                          =======   =======   =======

     The Company recognizes a monthly dealer-partner access fee for the Company's Internet-based proprietary Credit Approval Processing System ("CAPS") in the month the access is provided.

     Dealer-partners are charged an initial fee to floorplan a vehicle, and interest is recognized monthly based on the number of days a vehicle remains on the floorplan, with interest rates generally ranging from 12% to 18% per annum. Income from secured lines of credit is recognized under the interest method of accounting. Interest on notes receivable is recognized as income based on the outstanding monthly balance and is generally 5% to 18% per annum. When a floorplan receivable, line of credit, or note receivable is determined to be impaired, the recognition of income is suspended and the Company records a provision for losses equal to the difference between the carrying value and the present value of the expected cash flows.

     The Company recognizes gains on lease terminations when the proceeds from the sale of leased vehicles at auctions exceed the carrying values of the vehicles.

     The Company leases part of its headquarters to outside parties under non-cancelable operating leases. This activity is not a significant part of its business activities. Rental revenue is recognized on a straight-line basis over the related lease term.

     Enrollment fees of $9,850 are generally paid by each dealer-partner signing a servicing agreement. In return for the enrollment fee, the Company provides the dealer-partner with sales promotion kits, signs, training and the first month's access to CAPS. Beginning in the fourth quarter of 2002, the enrollment fee in the United States is 100% refundable for 180 days. The fees and the related direct incremental costs of enrolling these dealer-partners are deferred and amortized on a straight-line basis over the estimated repayment term of the outstanding dealer-partner advance based on the Company's experience. The Company estimates the amount of fees that will not be refunded and begins amortizing this portion of the deferred fees and costs immediately. After the 180-day refund period expires, the Company begins amortizing any remaining fees that have not been refunded along with the related costs.

  NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption of this statement on July 1, 2003 did not have a material impact on the Company.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain freestanding financial instruments that have characteristics of both liabilities and equity. It requires that items such as mandatorily redeemable financial instruments, obligations to repurchase equity shares by transferring assets, and certain obligations to issue a variable number of shares be classified as liabilities. The adoption of this statement on July 1, 2003 did not have a material impact on the Company.

     In December 2003, the FASB issued Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R requires that subsidiaries defined as variable interest entities be consolidated by the enterprise that will absorb the majority of the entities' expected gains or losses. The Company, through fully consolidated wholly owned subsidiaries, sponsors debt issuances. The Company determined that these subsidiaries meet the definition of variable interest entities and that the Company is the primary beneficiary of these subsidiaries' activities. The adoption of this interpretation on December 31, 2003 did not have a material impact on the Company.

  RECLASSIFICATION

     Certain amounts for prior periods have been reclassified to conform to the current presentation, including the following significant balance sheet reclassifications: (i) the reserve for advance losses, which was previously classified within dealer holdbacks, net, was eliminated and the balance transferred to the allowance for credit losses, which is classified within Loans receivable, net and (ii) repossessed assets were reclassified from Loans receivable, net to other assets. Additionally, as a result of the Company's adoption of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" under the retroactive restatement method selected by the Company as described in SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" in the second quarter of 2003, the Company restated all prior periods to reflect the stock-based compensation expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees or directors after January 1, 1995.

(2) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate their value.

     Cash and Cash Equivalents and Investments. The carrying amount of cash and cash equivalents and investments approximate their fair value due to the short maturity of these instruments.

     Net Investment in Loans. Loans receivable, net less dealer holdbacks, net represents the Company's net investment in Loans. The Company received an independent valuation of its Unites States automobile Loan portfolio as of December 31, 2002. As the United States automobile Loan portfolio represents 94% and 84% of the Company's total Loan portfolio as of December 31, 2003 and 2002, respectively, the Company has used the relationship between the fair value as determined in this valuation and the related carrying value as the basis for calculating the fair value of the total Loan portfolio for both years.

     Floorplan, Lines of Credit, and Notes Receivable. The carrying values of floorplan, lines of credit, and notes receivable approximate their fair values as the interest rates on these instruments approximate the interest rates the Company would charge on similar instruments as of December 31, 2003 and 2002.

     Debt. The fair value of debt is determined using quoted market prices, if available, or calculated using the estimated value of each debt instrument based on current rates offered to the Company for debt with similar maturities.

     Derivative Instruments. The fair value of interest rate caps and foreign currency forward contracts are based on quoted market values.

     A comparison of the carrying value and estimated fair value of these financial instruments is as follows (in thousands):

                                                            AS OF DECEMBER 31,
                                               ---------------------------------------------
                                                       2003                    2002
                                               ---------------------   ---------------------
                                               CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                               --------   ----------   --------   ----------
ASSETS
Cash and cash equivalents....................  $36,044     $36,044     $13,466     $13,466
Investments -- held to maturity..............       --          --         173         173
Net investment in Loans......................  431,493     383,269     402,038     357,106
Floorplan receivables, net...................    2,449       2,449       4,450       4,450
Notes receivable, net........................    2,090       2,090       3,899       3,899
Lines of credit, net.........................    2,023       2,023       3,655       3,655
LIABILITIES
Lines of credit..............................       --          --      43,555      43,555
Secured financing............................  100,000     100,158      58,153      58,153
Mortgage note................................    5,418       5,470       6,195       6,366
Derivative instruments.......................    2,810       2,810          36          36

(3) LOANS RECEIVABLE

     Loans generally have initial terms ranging from 24 to 48 months and are collateralized by the related vehicles. The initial average term of a Loan was approximately 37 months in 2003 and 36 months in 2002 and 2001. The Company's program allows dealer-partners to establish the interest rate on Loans up to the maximum rate allowable by the state or country in which the dealer-partner is doing business.

     Loans receivable consists of the following (in thousands):

                                                                AS OF DECEMBER 31,
                                                              ----------------------
                                                                 2003        2002
                                                              ----------   ---------
Gross Loans receivable......................................  $1,033,234   $ 910,417
Unearned finance charges....................................    (157,707)   (136,954)
Unearned insurance premiums, insurance reserves and fees....      (2,557)     (3,394)
                                                              ----------   ---------
Loans receivable, net.......................................  $  872,970   $ 770,069
                                                              ==========   =========
Non-accrual Loans...........................................  $  201,151   $ 212,373
                                                              ==========   =========
Non-accrual Loans as a percent of total gross Loans.........        19.5%       23.3%
                                                              ==========   =========

     A summary of changes in gross Loans receivable is as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       2003        2002        2001
                                                    ----------   ---------   ---------
Balance, beginning of period......................  $  910,417   $ 900,415   $ 668,793
Gross amount of Loans accepted....................     814,182     625,385     782,302
Gross Loans reacquired from securitization........          --          --       2,918
Net cash collections on Loans.....................    (457,406)   (440,851)   (409,728)
Charge-offs*......................................    (261,365)   (186,788)   (137,158)
Recoveries........................................      14,168          --          --
Net change in repossessed collateral..............         156      (2,212)       (784)
Currency translation..............................      13,082      14,468      (5,928)
                                                    ----------   ---------   ---------
Balance, end of period............................  $1,033,234   $ 910,417   $ 900,415
                                                    ==========   =========   =========

---------------

* Charge-offs presented net of recoveries for activity prior to July 1, 2003

     A summary of the allowance for credit losses is as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2003      2002      2001
                                                         --------   -------   -------
Balance, beginning of period...........................  $ 20,991   $13,906   $11,428
Provision for credit losses............................     7,657    15,443     5,789
Charge-offs*...........................................   (17,736)   (8,800)   (3,211)
Recoveries.............................................     6,160        --        --
Currency translation...................................       543       442      (100)
                                                         --------   -------   -------
Balance, end of period.................................  $ 17,615   $20,991   $13,906
                                                         ========   =======   =======

---------------

* Charge-offs presented net of recoveries for periods prior to July 1, 2003

     The charge-offs for the year ended December 31, 2003 are presented on a different basis than the other years presented and, as a result, are not comparable. The charge-offs reported for the year ended December 31, 2003 include $12.4 million of charge-offs recorded upon adoption of the new charge-off policy.

(4) LEASED PROPERTIES

     The Company leases offices and office equipment. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Total rental expense on all operating leases was $391,000, $361,000, and $321,000 and for 2003, 2002, and 2001, respectively. Contingent rentals under the operating leases were insignificant. Minimum future lease commitments under operating leases as of December 31, 2003 are as follows (in thousands):

                                                                MINIMUM FUTURE
                                                               LEASE COMMITMENTS
                                                               -----------------
2004........................................................         $270
2005........................................................          242
2006........................................................          242
2007........................................................          181
                                                                     ----
                                                                     $935
                                                                     ====

(5) INVESTMENTS IN OPERATING LEASES

     The composition of net investment in operating leases consists of the following (in thousands):

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               2003       2002
                                                              -------   --------
Gross leased assets.........................................  $10,274   $ 26,821
Accumulated depreciation....................................   (6,664)   (12,304)
Gross deferred costs........................................    1,513      3,956
Accumulated amortization of deferred........................   (1,307)    (2,706)
Lease payments receivable...................................      631      2,112
                                                              -------   --------
Investment in operating leases, net.........................  $ 4,447   $ 17,879
                                                              =======   ========

     A summary of changes in the investment in operating leases is as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2003       2002       2001
                                                        -------   --------   --------
Balance, beginning of period..........................  $17,879   $ 42,774   $ 42,921
Gross operating leases originated.....................       --      1,075     29,187
Depreciation of operating leases......................   (4,210)    (9,669)   (12,485)
Lease payments receivable.............................    6,513     16,062     21,862
Collections on operating leases.......................   (7,132)   (15,031)   (19,555)
Provision for lease losses............................   (1,703)    (5,251)    (6,126)
Operating lease liquidations..........................   (7,323)   (12,100)   (12,834)
Currency translation..................................      423         19       (196)
                                                        -------   --------   --------
Balance, end of period................................  $ 4,447   $ 17,879   $ 42,774
                                                        =======   ========   ========

     Future minimum rentals on leased vehicles at December 31, 2003 are $2.3 million in 2004 and $529,000 in 2005.

(6) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Land........................................................  $  2,587   $  2,587
Building and improvements...................................     8,848      7,284
Data processing equipment and software......................    28,000     27,040
Office furniture and equipment..............................     2,025      2,053
Leasehold improvements......................................       995        721
                                                              --------   --------
                                                                42,455     39,685
Less: Accumulated depreciation..............................   (23,952)   (19,734)
                                                              --------   --------
                                                              $ 18,503   $ 19,951
                                                              ========   ========

     Depreciation expense on property and equipment was $4,469,000, $4,718,000, and $4,652,000 in 2003, 2002, and 2001, respectively.

(7) DEBT

  LINES OF CREDIT

     At December 31, 2003, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 9, 2005. The agreement provides that, at the Company's discretion, interest is payable at either the eurodollar rate plus 140 basis points (2.44% at December 31, 2003), or at the prime rate (4.0% at December 31, 2003). The eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of advances to dealer-partners and leased vehicles (as reflected in the consolidated financial statements and related notes), less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay annual and quarterly fees on the amount of the commitment. As of December 31, 2003 and 2002, there was zero and $43.4 million outstanding under this facility, respectively. The maximum amount outstanding was approximately $82.9 million and $105.5 million in 2003 and 2002, respectively. The weighted average balance outstanding was $59.0 million and $77.2 million in 2003 and 2002, respectively.

     The Company also had a 1.0 million Canadian dollar line of credit with a commercial bank in Canada, which expired on June 5, 2003. The borrowings were used to fund the day-to-day cash flow requirements of the Company's Canadian subsidiary, and were secured by a letter of credit issued by the Company's principal commercial bank, with interest payable at the LIBOR rate plus 1.4% or at the Canadian bank's prime rate. Additionally, the Company had to pay a quarterly commitment fee of 0.6% on the amount of the commitment. As of December 31, 2002, there was 183,000 Canadian dollars ($116,000) outstanding under the facility.

     The weighted average interest rate on line of credit borrowings outstanding as of December 31, 2002 was 3.3%.

  SECURED FINANCING

     In the second quarter of 2003, the Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2003-1 ("Funding 2003-1"), completed a secured financing transaction, in which Funding 2003-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2003-1, dealer-partner advances having a carrying amount of approximately $134.0 million to Funding 2003-1, which, in turn, conveyed the advances to a trust, which issued $100 million in notes to qualified institutional investors. A financial insurance policy was issued in connection with the transaction. The policy guarantees the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes are rated "AA" by Standard & Poor's Rating Services. The proceeds of the conveyance to Funding 2003-1 were used by the Company to reduce outstanding borrowings under the Company's line of credit. Until December 15, 2003, the Company and Funding 2003-1 received additional proceeds from the transaction by having the Company convey additional dealer-partner advances to Funding 2003-1 that were then conveyed by Funding 2003-1 to the trust and used by the trust as collateral to support additional borrowings. Additional dealer-partner advances having a carrying amount of approximately $35.0 million have been conveyed by the Company after the completion of the initial funding. After December 15, 2003, the debt outstanding under the facility began to amortize. The total expected term of the facility is 16 months. The secured financing creates loans for which the trust is liable and which are secured by all the assets of the trust and of Funding 2003-1. Such loans are non-recourse to the Company, even though the trust, Funding 2003-1 and the Company are consolidated for financial reporting purposes. The notes bear interest at a fixed rate of 2.77%. The expected annualized cost of the secured financing, including underwriters fees, the insurance premium and other costs is approximately 6.8%. As Funding 2003-1 is organized as a separate legal entity from the Company, assets of Funding 2003-1 (including the conveyed dealer-partner advances) will not be available to satisfy the general obligations of the Company. All the assets of Funding 2003-1 have been encumbered to secure Funding 2003-1's obligations to its creditors. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed dealer-partner advances and related Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of such collections until the trust's underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness. Thereafter, remaining collections would be paid over to Funding 2003-1 as the sole beneficiary of the trust where they would be available to be distributed to the Company as the sole member of Funding 2003-1, or the Company may choose to cause Funding 2003-1 to repurchase the remaining dealer-partner advances from the trust and then dissolve, whereby the Company would become the owner of such remaining collections.

     In the third quarter of 2003, the Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. II ("Warehouse Funding" or "2003-2"), completed a revolving secured financing transaction with an institutional investor, in which Warehouse Funding may receive up to $100.0 million in financing when the Company conveys dealer-partner advances to Warehouse Funding for equity in Warehouse Funding. Warehouse Funding will in turn pledge the dealer-partner advances as collateral to the institutional investor to secure loans that will fund the cash portion of the purchase price of the dealer-partner advances. No dealer-partner advances were contributed and no financing proceeds were received at the time of closing or through December 31, 2003. This revolving facility allows conveyances of dealer-partner advances by the Company and related borrowing by Warehouse Funding in which Warehouse Funding will receive 70% of the net book value of the contributed dealer-partner advances up to the $100.0 million facility limit. The facility has a commitment period through September 28, 2004. Provided that the commitment is renewed, there is a requirement that any amounts outstanding under the facility be refinanced, and the facility paid to zero, by December 23, 2004. If this does not occur, the transaction will cease to revolve, will amortize as collections are received and, at the option of the institutional investor, may be the subject of acceleration and foreclosure. Upon completion of the refinancing and pay down, the full facility will again be available to Warehouse Funding. Although Warehouse Funding will be liable for any secured financing under the facility, the loans will be non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes. Such loans will bear interest at a floating rate equal to the commercial paper rate plus 65 basis points, which has been limited to a maximum rate of 6.25% through an interest rate cap agreement executed in the fourth quarter of 2003. As Warehouse Funding is organized as a separate special purpose legal entity from the Company, assets of Warehouse Funding (including the conveyed dealer-partner advances) will not be available to satisfy the general obligations of the Company. All the assets of Warehouse Funding have been encumbered to secure Warehouse Funding's obligations to its creditors. The Company will receive a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed dealer-partner advances and related Loans. Except for the servicing fee and payments due to dealer-partners, the Company will not receive, or have any rights in, any portion of such collections until Warehouse Funding's underlying indebtedness is paid in full either through collections or through a prepayment of the indebtedness.

     The Company has completed a total of ten secured financing transactions, eight of which have been repaid in full. Information about the currently outstanding secured financing transactions is as follows (dollars in thousands):

                                                                             BALANCE AS
                                    SECURED FINANCING     SECURED DEALER     PERCENT OF
ISSUE                    FACILITY      BALANCE AT       ADVANCE BALANCE AT    ORIGINAL
NUMBER    CLOSE DATE      LIMIT     DECEMBER 31, 2003   DECEMBER 31, 2003     BALANCE
------  --------------   --------   -----------------   ------------------   ----------
2003-1       June 2003   $100,000       $100,000*            $134,385           100%
2003-2  September 2003   $100,000             --                   --            --

---------------

* Anticipated to fully amortize by October 31, 2004.

  MORTGAGE LOAN PAYABLE

     The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $5,418,000 and $6,195,000 outstanding on this loan as of December 31, 2003 and 2002, respectively. The loan matures on May 1, 2004, bearing interest at a fixed rate of 7.07%, and requires monthly payments of $99,582 and a balloon payment at maturity for the balance of the loan.

  CAPITAL LEASE OBLIGATIONS

     As of December 31, 2003, the Company has various capital lease obligations outstanding for computer equipment, with monthly payments totaling $83,000. These capital lease obligations bear interest at rates ranging from 4.45% to 9.31% and have maturity dates between June 2004 and October 2006.

  LETTERS OF CREDIT

     Letters of credit are issued by a commercial bank and reduce amounts available under the Company's line of credit. As of December 31, 2003, the Company has three letters of credit relating to reinsurance agreements totaling $5.4 million. Such letters of credit will expire on May 26, 2004, at which time they will be automatically extended for the period of one year unless the Company is notified otherwise by the commercial bank syndicate.

  PRINCIPAL DEBT MATURITIES

     The scheduled principal maturities of the Company's debt at December 31, 2003 are as follows (in thousands):

2004........................................................   $106,113
2005........................................................        348
2006........................................................          6
                                                               --------
                                                               $106,467
                                                               ========

     Included in scheduled principal maturities are anticipated maturities of secured financing debt. The maturities of this debt are dependent on the timing of cash collections on the Loans receivable related to contributed dealer-partner advances, the amounts due to dealer-partners for payments of dealer holdbacks and changes in interest rates on the secured financing. Such amounts included in the table above are $100 million for 2004.

  DEBT COVENANTS

     As of December 31, 2003, the Company is in compliance with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. The Company must also maintain a specified minimum level of net worth.

(8) DEALER HOLDBACKS

     Dealer holdbacks consists of the following (in thousands):

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
Dealer holdbacks............................................  $ 828,720   $ 734,625
Less: advances..............................................   (404,859)   (387,585)
                                                              ---------   ---------
Dealer holdbacks, net.......................................  $ 423,861   $ 347,040
                                                              =========   =========

(9) RELATED PARTY TRANSACTIONS

     In the normal course of its business, the Company regularly accepts assignments of Loans originated by affiliated dealer-partners owned by: (i) the Company's majority shareholder and Chairman; (ii) the Company's President; and
(iii) a member of the Chairman's family. Loans accepted from these affiliated dealer-partners were approximately $23.1 million, $19.1 million, and $21.2 million in 2003, 2002, and 2001, respectively. Loans receivable from affiliated dealer-partners represented approximately 3.0% and 2.8% of the gross Loans receivable balance as of December 31, 2003 and 2002, respectively. The Company accepts Loans from affiliated dealer-partners and nonaffiliated dealer-partners on the same terms. Dealer holdbacks from Loans accepted from affiliated dealer-partners were approximately $18.5 million, $15.3 million, and $16.9 million in 2003, 2002, and 2001, respectively. Advance balances from affiliated dealer-partners were $12.2 million and $10.4 million, or 3.0% and 2.8% of the Company's total advances, as of December 31, 2003 and 2002, respectively. Total CAPS fees and dealer enrollment fees earned from affiliated dealer-partners were $66,000, $34,000, and $43,000 for the years ended December 31, 2003, 2002, and
2001, respectively.

     Until the Company's decision to stop originating automobile leases in January 2002, the Company regularly accepted automobile leases originated by affiliated dealer-partners owned by: (i) the Company's majority shareholder and Chairman; and (ii) the Company's President. Automobile leases accepted from affiliated dealer-partners were $11,000 and $1.4 million in 2002 and 2001, respectively. Affiliated dealer-partners originated approximately 1.0% and 4.6% of the value of automobile leases accepted by the Company during 2002 and 2001, respectively. The Company accepted automobile leases from affiliated dealer-partners and nonaffiliated dealer-partners on the same terms.

     In the normal course of business, the Company records receivables from dealer-partners for ancillary product chargebacks on repossessed leased vehicles. Chargeback receivables from affiliated dealer-partners owned by the Company's President were zero and $10,000 as of December 31, 2003 and December 31, 2002, respectively.

     The Company records interest income from unsecured notes receivable due from the Company's President with a total balance of $1.6 million and $1.5 million as of December 31, 2003 and 2002, respectively. The notes bear interest at a fixed rate of 5.22% with interest and principal due on April 19, 2011. Total income earned on the notes receivable was $70,000, $63,000 and $50,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

     The Company paid for air transportation services provided by a company owned by the Company's majority shareholder and Chairman totaling $159,000, $77,000 and $42,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The Company also paid for vehicle reconditioning services provided by affiliated dealer-partners owned by the Company's majority shareholder and Chairman totaling $8,000 for the year ended December 31, 2001.

     In the normal course of business, the Company analyzes the viability of new products and services by first offering them to a small group of dealer-partners, which includes affiliated dealer-partners, prior to offering them to the entire network of dealer-partners. The Company received fees for direct mail lead generation services provided to affiliated dealer-partners owned by: (i) the Company's majority shareholder and Chairman; (ii) the Company's President; and (iii) a member of the Chairman's family totaling $39,000 for the year ended December 31, 2002. In 2002, the Company received fees totaling $8,200 from an affiliated dealer-partner owned by the Company's President for a test program which offered increased CAPS functionality to dealer-partners. The Company did not provide these products and services to affiliated dealer-partners in 2003.

     Beginning in 2000, the Company offered a line of credit arrangement to certain dealers who were not participating in the Company's core business. These lines of credit are secured primarily by loans originated and serviced by the dealer, with additional security provided by the personal guarantee of the dealership's owner. The Company ceased offering this program to new dealers in the third quarter of 2001 and has been reducing the amount of capital invested in this program since that time. Beginning in 2002, entities owned by the Company's majority shareholder and Chairman began offering secured line of credit loans in a manner similar to the Company's prior program, at his dealerships and at two other dealers, one of whom also does business with the Company. The Company's majority shareholder and Chairman does not intend to expand his line of credit lending activities to additional dealers, except to dealerships which he owns or controls.

(10) INCOME TAXES

     The income tax provision consists of the following (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
Income (loss) before provision (credit) for income
  taxes:
  Domestic..............................................  $49,488   $37,668   $36,289
  Foreign...............................................   (5,998)    8,855    10,712
                                                          -------   -------   -------
                                                          $43,490   $46,523   $47,001
                                                          =======   =======   =======
Current provision (credit) for income taxes:
  Federal...............................................  $ 1,396   $15,006   $12,621
  State.................................................     (119)     (831)    3,298
  Foreign...............................................    1,871     2,464     2,943
                                                          -------   -------   -------
                                                            3,148    16,639    18,862
                                                          -------   -------   -------
Deferred provision (credit) for income taxes:
  Federal...............................................   15,337     2,086    (1,028)
  State.................................................      625      (554)      454
  Foreign...............................................   (3,801)      (13)      298
                                                          -------   -------   -------
                                                           12,161     1,519      (276)
                                                          -------   -------   -------
Provision for income taxes..............................  $15,309   $18,158   $18,586
                                                          =======   =======   =======

     The tax effects of timing differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Deferred tax assets:
  Allowance for credit losses...............................  $ 4,870    $ 6,448
  United Kingdom asset impairment...........................    3,192         --
  Allowance for leased vehicle losses.......................      474      1,193
  Deferred dealer enrollment fees...........................      455        222
  Accrued liabilities.......................................      982      1,032
  Unearned premiums.........................................      135        151
  Reserve on notes receivable...............................       53        491
  Foreign tax credits.......................................       --      1,852
  Net operating losses......................................      555        327
  Valuation of receivables..................................       --      2,601
  Deferred revenue..........................................      654        479
  Stock-based compensation..................................    2,654      1,609
  Unrealized loss on currency...............................    1,022         --
  Other, net................................................      484         --
                                                              -------    -------
                                                               15,530     16,405
     Less: Valuation allowance..............................   (1,294)      (437)
                                                              -------    -------
     Total deferred tax assets..............................   14,236     15,968
                                                              -------    -------
Deferred tax liabilities:
  Unearned finance charges..................................   18,264     17,117
  Depreciable assets........................................    3,211      4,299
  Undistributed earnings....................................       --      3,090
  Valuation of receivables..................................   15,035         --
  Deferred origination costs................................      496        266
  Other, net................................................       --      1,254
                                                              -------    -------
     Total deferred tax liabilities.........................   37,006     26,026
                                                              -------    -------
Net deferred tax liability..................................  $22,770    $10,058
                                                              =======    =======

     A reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate are as follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2003    2002    2001
                                                              ----    ----    ----
U.S. federal statutory rate.................................  35.0%   35.0%   35.0%
  State income taxes........................................   0.8    (2.3)    5.5
  Foreign income taxes......................................   0.4    (1.4)   (1.1)
  Undistributed foreign earnings............................  (3.0)    6.8      --
  Valuation allowance.......................................   2.0     0.9      --
  Other.....................................................    --      --     0.1
                                                              ----    ----    ----
Provision for income taxes..................................  35.2%   39.0%   39.5%
                                                              ====    ====    ====

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

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2003         2002         2001
                                                   ----------   ----------   ----------
Weighted average common shares outstanding.......  42,195,340   42,438,292   42,140,961
Common stock equivalents.........................   1,213,667      924,449    1,009,843
                                                   ----------   ----------   ----------
Weighted average common shares and common stock
  equivalents....................................  43,409,007   43,362,741   43,150,804
                                                   ==========   ==========   ==========

     The diluted net income per share calculations exclude stock options to purchase approximately 423,000, 378,000, and 839,000 shares in 2003, 2002, and 2001, respectively, as inclusion of these options would be anti-dilutive to the net income per share due to the relationship between the exercise prices and the average market price of common stock during these periods.

  STOCK REPURCHASE PROGRAM

     The Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 1999. That program authorized the Company to purchase common shares on the open market or pursuant to privately negotiated transactions at price levels the Company deems attractive. As of December 31, 2003, the Company has repurchased approximately 5.5 million shares of the 6.0 million shares authorized to be repurchased under this program at a cost of $35.8 million. The 6.0 million shares authorized to be repurchased represented approximately 13.0% of the shares outstanding at the beginning of the program.

     In the fourth quarter of 2003, the Board of Directors authorized the repurchase of an additional 2.6 million common shares through a modified Dutch tender offer. Upon expiration of the tender offer in January 2004, the Company repurchased 2.2 million shares at a cost of $37.4 million. The Company financed the share repurchase from existing cash reserves and by borrowing under its $135 million revolving credit facility.

  STOCK OPTION PLANS

     Pursuant to the Company's 1992 Stock Option Plan (the "1992 Plan"), the Company has reserved 8.0 million shares of its common stock for the future granting of options to officers and other employees. The exercise price of the options is no less than the fair market value on the date of the grant. Options under the 1992 Plan generally become exercisable over a three to five year period, or the Company's attainment of certain performance related criteria, or immediately upon a change of Company control. The Company issued 138,500, 629,969, and 1,000,000 options in 2003, 2002, and 2001, respectively, that will vest only if certain performance targets are met. In addition, the Company issued 234,810 and 890,838 options in 2002 and 2001, respectively, that will vest over a three to five year period. Nonvested options are forfeited upon termination of employment and otherwise expire ten years from the date of grant. Shares available for future grants totaled 1,647,225, 1,607,615, and 2,155,028 as of December 31, 2003,
2002, and 2001, respectively.

     Pursuant to the Company's Director Stock Option Plan (the "Director Plan"), the Company has reserved 200,000 shares of its common stock for future granting of options to members of its Board of Directors. The exercise price of the options is equal to the fair market value on the date of grant. In 2001, the Company granted 100,000 options that will vest only if the Company meets certain performance targets. Nonvested options are forfeited if the participant should cease to be a director and otherwise expire ten years from the date of grant. Shares available for future grants totaled 100,000 as of December 31, 2003, 2002 and 2001.

     Pursuant to the Company's Stock Option Plan for Dealers (the "Dealer Plan"), the Company had reserved 1.0 million shares of its common stock for the future granting of options to participating dealer-partners. Effective January 1, 1999, the Company suspended the granting of future options under the Dealer Plan. As of December 31, 2003, the Dealer Plan has been cancelled and all previously outstanding options under the Dealer Plan have been exercised or forfeited.

     The Company accounts for the compensation costs related to its grants under the stock option plans in accordance with SFAS No. 123. The Company recognized stock-based compensation expense of $3,583,000, $2,072,000, and $1,755,000 for 2003, 2002, and 2001, respectively, for the 1992 Plan and Director Plan.

     The fair value of each option granted used in determining the above stock-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in the option-pricing model as well as the resulting weighted-average fair value of options granted are as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                  --------------------------------------
                                                     2003          2002          2001
                                                  ----------    ----------    ----------
1992 PLAN
  Risk-free interest rate.......................        3.50%         4.00%         5.00%
  Expected life.................................   4.0 years     4.0 years     5.0 years
  Expected volatility...........................       63.03%        63.03%        63.03%
  Dividend yield................................           0%            0%            0%
  Fair value of options granted.................  $     5.05    $     5.58    $     3.04
DIRECTOR PLAN
  Risk-free interest rate.......................          --            --          5.00%
  Expected life.................................          --            --     5.0 years
  Expected volatility...........................          --            --         63.03%
  Dividend yield................................          --            --             0%
  Fair value of options granted.................          --            --    $     3.33

     Additional information relating to the stock option plans is as follows:

                                   1992 PLAN                  DIRECTOR PLAN                  DEALER PLAN
                          ---------------------------   --------------------------   ---------------------------
                                          WEIGHTED                     WEIGHTED                      WEIGHTED
                                          AVERAGE                      AVERAGE                       AVERAGE
                          NUMBER OF    EXERCISE PRICE   NUMBER OF   EXERCISE PRICE   NUMBER OF    EXERCISE PRICE
                           OPTIONS       PER SHARE       OPTIONS      PER SHARE       OPTIONS       PER SHARE
                          ----------   --------------   ---------   --------------   ----------   --------------
Outstanding at January
  1, 2001...............   4,431,160       $6.36              --           --          266,200        $14.28
  Options granted.......   1,890,838        6.77         100,000        $7.00               --            --
  Options exercised.....    (258,841)       4.84              --           --           (1,000)         6.34
  Options forfeited.....  (1,493,896)       6.58              --           --          (80,800)        24.08
                          ----------                     -------                      --------
Outstanding at December
  31, 2001..............   4,569,261        6.53         100,000         7.00          184,400         10.02
  Options granted.......     864,779        9.83              --           --               --            --
  Options exercised.....    (742,420)       4.77              --           --           (6,100)         8.45
  Options forfeited.....    (317,366)       8.37              --           --         (109,200)        11.69
                          ----------                     -------                      --------
Outstanding at December
  31, 2002..............   4,374,254        7.35         100,000         7.00           69,100        $ 7.51
  Options granted.......     138,500       10.10              --           --               --            --
  Options exercised.....    (262,744)       7.69              --           --           (2,900)         7.13
  Options forfeited.....    (178,110)       9.71              --           --          (66,200)       $ 7.53
                          ----------                     -------                      --------
Outstanding at December
  31, 2003..............   4,071,900       $7.32         100,000        $7.00               --            --
                          ==========                     =======                      ========
Exercisable at December
  31:
2001....................   2,087,165       $6.86              --           --          184,400        $10.02
2002....................   1,640,094        7.66              --           --           69,100          7.51
2003....................   1,660,184        7.60              --           --               --            --

     The following tables summarize information about options outstanding at December 31, 2003:

                                OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                         ---------------------------------                      ---------------------------------
                                          WEIGHTED-AVERAGE   WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE
RANGE OF                 OUTSTANDING AS      REMAINING        EXERCISE PRICE    EXERCISABLE AS    EXERCISE PRICE
EXERCISABLE PRICES       OF 12/31/2003    CONTRACTUAL LIFE      PER SHARE       OF 12/31/2003       PER SHARE
------------------       --------------   ----------------   ----------------   --------------   ----------------
1992 PLAN
$ 2.16- 5.63...........      350,700         6.0 Years            $3.80              17,865           $ 5.14
  5.64- 7.75...........    2,287,542         5.7                   6.15           1,160,774             6.19
  7.76-11.07...........    1,233,177         7.4                   9.10             322,864             8.41
 11.08-22.25...........      200,481         2.8                  15.72             158,681            16.53
                           ---------                                              ---------
Totals.................    4,071,900         6.1                  $7.32           1,660,184           $ 7.60
                           =========                                              =========
DIRECTOR PLAN
$ 5.64- 7.75...........      100,000         7.5 Years            $7.00                  --               --
                           ---------                                              ---------
Totals.................      100,000                                                     --               --
                           =========                                              =========

(12) BUSINESS SEGMENT INFORMATION

     The Company classifies its operations into four reportable business segments: United States, United Kingdom, Automobile Leasing, and Other.

  REPORTABLE SEGMENT OVERVIEW

     In the second quarter of 2003, the Company re-evaluated its business segments as a result of the decision to stop Loan originations in the United Kingdom and Canada. Business decisions, including resources to be allocated, are based on the financial performance of the operations that will continue to originate new business, separate from those that do not. The chief operating decision maker reviews financial information combined into six components:
United States, United Kingdom, Automobile Leasing, Canada, Floor Plan and Lines of Credit. Each component is an operating segment, however, Canada, Floor Plan and Lines of Credit are combined in an "all other" category as none meet the quantitative thresholds of a reportable segment. As a result, the Company has four reportable business segments: United States, United Kingdom, Automobile Leasing, and Other. Prior year's disclosures have been reclassified to conform to the current year presentation. The United States segment primarily consists of the Company's United States automobile financing business. The United Kingdom segment primarily consists of the Company's United Kingdom retail automobile Loan operation. The Automobile Leasing segment consists of the Company's automobile leasing operation. The Other segment consists of the Company's Canadian retail automobile Loan operation and secured lines of credit and floorplan financing programs. The Company is currently liquidating its operations in all segments other than the United States.

  MEASUREMENT

     The table below presents finance charge revenue, lease revenue, other revenue, segment net income (loss) and segment assets information for each reportable segment (in thousands):

                                    UNITED     UNITED    AUTOMOBILE              TOTAL
                                    STATES    KINGDOM     LEASING      OTHER    COMPANY
                                   --------   --------   ----------   -------   --------
Year Ended December 31, 2003
  Finance charges................  $ 91,594   $ 10,095    $    --     $ 1,436   $103,125
  Ancillary product income.......    18,462        935         --          --     19,397
  Lease revenue..................        --         --      6,432          --      6,432
  Premiums earned................     2,986         --         --          --      2,986
  Other revenue..................    10,691        155      1,789       1,213     13,848
  United Kingdom asset impairment
     expense.....................        --     10,493         --          --     10,493
  Interest expense...............     6,330         --      1,135         592      8,057
  Depreciation expense...........     3,984        328      4,267         100      8,679
  Provision (credit) for income
     taxes.......................    17,674     (2,402)      (176)        213     15,309
  Net income (loss)..............    33,014     (4,646)      (323)        136     28,181
  Segment assets.................   858,339     66,672      4,277      14,492    943,780
Year Ended December 31, 2002
  Finance charges................  $ 78,414   $ 17,671    $    --     $ 1,659   $ 97,744
  Ancillary product income.......    13,183      3,254         --          --     16,437
  Lease revenue..................        --         --     16,101          --     16,101
  Premiums earned................     4,512         --         --          --      4,512
  Other revenue..................    14,622        195      1,279       3,444     19,540
  Interest expense...............     5,461        595      1,991       1,011      9,058
  Depreciation expense...........     4,202        366      9,770          49     14,387
  Provision (credit) for income
     taxes.......................    16,779      2,343     (1,070)        106     18,158
  Net income (loss)..............    23,790      6,277     (1,824)        122     28,365
  Segment assets.................   666,538    121,804     18,140      20,349    826,831
Year Ended December 31, 2001
  Finance charges................  $ 66,306   $ 21,802    $    --     $ 2,061   $ 90,169
  Ancillary product income.......    10,221      2,670         --          --     12,891
  Lease revenue..................        --         --     21,853          --     21,853
  Premiums earned................     6,572         --         --          --      6,572
  Other revenue..................     9,953        140      1,339       4,412     15,844
  Interest expense...............     8,056      2,196      3,325       1,111     14,688
  Depreciation expense...........     4,045        498     12,577          17     17,137
  Provision (credit) for income
     taxes.......................    16,832      3,020     (1,551)        285     18,586
  Net income (loss)..............    23,062      7,210     (2,634)        777     28,415
  Segment assets.................   620,086    161,435     44,926      25,826    852,273

     The Company operates primarily in the United States and the United Kingdom (excluding Ireland). The table below presents the key financial information by geographic location (in thousands):

                                                 UNITED    UNITED     ALL      TOTAL
                                                 STATES    KINGDOM   OTHER    COMPANY
                                                 -------   -------   ------   --------
Year Ended December 31, 2003
  Finance charges..............................  $91,594   $ 9,699   $1,832   $103,125
  Ancillary product income.....................   18,462       935       --     19,397
  Lease revenue................................    5,019        --    1,413      6,432
  Premiums earned..............................    2,986        --       --      2,986
  Other revenue................................   13,327       155      366     13,848
  Net income (loss)............................   32,249    (4,848)     780     28,181
  Long-lived assets............................   18,007       496       --     18,503
Year Ended December 31, 2002
  Finance charges..............................  $78,414   $16,785   $2,545   $ 97,744
  Ancillary product income.....................   13,183     3,060      194     16,437
  Lease revenue................................   13,885        --    2,216     16,101
  Premiums earned..............................    4,512        --       --      4,512
  Other revenue................................   18,899       177      464     19,540
  Net income (loss)............................   21,962     6,753     (350)    28,365
  Long-lived assets............................   19,284       667       --     19,951
Year Ended December 31, 2001
  Finance charges..............................  $66,306   $20,982   $2,881   $ 90,169
  Ancillary product income.....................   10,221     2,562      108     12,891
  Lease revenue................................   20,248        --    1,605     21,853
  Premiums earned..............................    6,572        --       --      6,572
  Other revenue................................   15,299       130      415     15,844
  Net income (loss)............................   20,944     7,479       (8)    28,415
  Long-lived assets............................   18,806       840       --     19,646

  INFORMATION ABOUT PRODUCTS AND SERVICES

     The Company manages its product and service offerings primarily through those reportable segments. Therefore, in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", no enterprise-wide disclosures of information about products and services are necessary.

  MAJOR CUSTOMERS

     The Company did not have any customers that provided 10% or more of the Company's revenue during 2003, 2002, or 2001.

(13)  LITIGATION AND CONTINGENT LIABILITIES

     In the normal course of business and as a result of the customer-oriented nature of the industry in which the Company operates, industry participants are frequently subject to various customer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, customer protection, warranty, debt collection, insurance and other customer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to the Company's repossession and sale of the customer's vehicle and other debt collection activities. The Company, as the assignee of Loans originated by dealer-partners, may also be named as a co-defendant in lawsuits filed by customers principally against dealer-partners. Many of these cases are filed as purported class actions and seek damages in large dollar amounts. An adverse ultimate disposition in any such action could have a material adverse impact on the Company's financial position, liquidity and results of operations.

     The Company is currently a defendant in a class action proceeding commenced on October 15, 1996 in the United States District Court for the Western District of Missouri seeking unspecified money damages for alleged violations of a number of state and federal consumer protection laws. On October 9, 1997, the District Court certified two classes on the claims brought against the Company, one relating to alleged overcharges of official fees, the other relating to alleged overcharges of post-maturity interest. On August 4, 1998, the District Court granted partial summary judgment on liability in favor of the plaintiffs on the interest overcharge claims based upon the District Court's finding of certain violations but denied summary judgment on certain other claims. The District Court also entered a number of permanent injunctions, which among other things, restrained the Company from collecting on certain class accounts. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable, the Company appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit. Oral argument on the appeals was heard on April 19, 1999. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit overturned the August 4, 1998 partial summary judgment order and injunctions against the Company. The Court of Appeals held that the District Court lacked jurisdiction over the interest overcharge claims and directed the District Court to sever those claims and remand them to state court. On February 18, 2000, the District Court entered an order remanding the post-maturity interest class to Missouri state court while retaining jurisdiction on the official fee class. The Company then filed a motion requesting that the District Court reconsider that portion of its order of August 4, 1998, in which the District Court had denied the Company's motion for summary judgment on the federal Truth-In-Lending Act ("TILA") portion of the claim. On May 26, 2000, the District Court entered summary judgment in favor of the Company on the TILA claim and directed the Clerk of the Court to remand the remaining state law official fee claims to the appropriate state court. On September 18, 2001, the Circuit Court of Jackson County, Missouri mailed an order assigning this matter to a judge. On October 28, 2002, the plaintiffs filed a fourth amended complaint. The Company filed a motion to dismiss the plaintiff's fourth amended complaint on November 4, 2002. On November 18, 2002, the Company filed a memorandum urging the decertification of the classes. On January 15, 2003, the case was assigned to a new judge. On February 21, 2003 the plaintiffs filed a brief opposing the Company's November 4, 2002 motion to dismiss the case. The Company will continue its vigorous defense of all remaining claims. However, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

(14)  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly financial position and results of operations for the years ended December 31, 2003 and 2002, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation, including the following significant balance sheet reclassifications: (i) the reserve for advance losses, which was previously classified within dealer holdbacks, net, was eliminated and the balance transferred to the allowance for credit losses, which is classified within Loans receivable, net and (ii) repossessed assets were reclassified from Loans receivable, net to other assets. Additionally, as a result of the Company's adoption of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" under the retroactive restatement method selected by the Company as described in SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" in the second quarter of 2003, the Company restated all prior periods to reflect the stock-based compensation expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees or directors after January 1, 1995.

                                                           2003
                                   -----------------------------------------------------
                                      1ST Q         2ND Q         3RD Q         4TH Q
                                   -----------   -----------   -----------   -----------
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BALANCE SHEETS
Loans receivable, net............  $   789,032   $   826,740   $   855,044   $   855,355
Investment in operating leases,
  net............................       13,199         9,328         6,364         4,447
Floorplan receivables, net.......        3,105         2,964         2,920         2,449
Notes receivable, net............        2,809         2,074         2,076         2,090
Lines of credit, net.............        3,244         2,817         2,290         2,023
All other assets.................       38,985        54,257        56,685        77,416
                                   -----------   -----------   -----------   -----------
     Total assets................  $   850,374   $   898,180   $   925,379   $   943,780
                                   ===========   ===========   ===========   ===========
Total debt.......................  $    96,263   $   115,656   $   106,876   $   106,467
Dealer holdbacks, net............      371,509       397,682       420,759       423,861
Other liabilities................       51,016        48,744        53,444        55,887
                                   -----------   -----------   -----------   -----------
     Total liabilities...........      518,788       562,082       581,079       586,215
Shareholders' equity.............      331,586       336,098       344,300       357,565
                                   -----------   -----------   -----------   -----------
     Total liabilities and
       shareholders' equity......  $   850,374   $   898,180   $   925,379   $   943,780
                                   ===========   ===========   ===========   ===========
INCOME STATEMENTS
Revenue..........................  $    36,929   $    35,972   $    35,862   $    37,025
Costs and expenses...............       23,984        33,929        21,223        20,395
                                   -----------   -----------   -----------   -----------
Operating income.................       12,945         2,043        14,639        16,630
  Foreign exchange gain (loss)...           15            14        (1,066)       (1,730)
                                   -----------   -----------   -----------   -----------
Income before income taxes.......       12,960         2,057        13,573        14,900
  Provision for income taxes.....        4,367         1,049         4,755         5,138
                                   -----------   -----------   -----------   -----------
Net income.......................  $     8,593   $     1,008   $     8,818   $     9,762
                                   ===========   ===========   ===========   ===========
Net income per common share:
  Basic..........................  $      0.20   $      0.02   $      0.21   $      0.23
                                   ===========   ===========   ===========   ===========
  Diluted........................  $      0.20   $      0.02   $      0.20   $      0.22
                                   ===========   ===========   ===========   ===========
Weighted average shares
  outstanding:
  Basic..........................   42,328,841    42,321,170    42,315,027    42,040,063
  Diluted........................   42,407,981    42,868,265    43,959,924    43,958,520

                                                           2002
                                   -----------------------------------------------------
                                      1ST Q         2ND Q         3RD Q         4TH Q
                                   -----------   -----------   -----------   -----------
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BALANCE SHEETS
Loans receivable, net............  $   763,906   $   773,356   $   769,619   $   749,078
Investment in operating leases,
  net............................       35,612        29,246        23,222        17,879
Floorplan receivables, net.......        5,774         6,414         5,261         4,450
Notes receivable, net............        5,344         4,842         4,289         3,899
Lines of credit, net.............        5,643         5,027         4,203         3,655
All other assets.................       53,442        53,028        47,624        47,870
                                   -----------   -----------   -----------   -----------
     Total assets................  $   869,721   $   871,913   $   854,218   $   826,831
                                   ===========   ===========   ===========   ===========
Total debt.......................  $   182,507   $   163,491   $   134,478   $   109,841
Dealer holdbacks, net............      331,791       340,492       349,088       347,040
Other liabilities................       56,774        60,514        51,603        44,493
                                   -----------   -----------   -----------   -----------
     Total liabilities...........      571,072       564,497       535,169       501,374
Shareholders' equity.............      298,649       307,416       319,049       325,457
                                   -----------   -----------   -----------   -----------
     Total liabilities and
       shareholders' equity......  $   869,721   $   871,913   $   854,218   $   826,831
                                   ===========   ===========   ===========   ===========
INCOME STATEMENTS
Revenue:.........................  $    38,858   $    38,589   $    42,668   $    34,219
Costs and expenses...............       24,808        25,360        29,563        28,080
                                   -----------   -----------   -----------   -----------
Operating income.................       14,050        13,229        13,105         6,139
  Foreign exchange gain (loss)...           16            11           (25)           (2)
                                   -----------   -----------   -----------   -----------
Income before income taxes.......       14,066        13,240        13,080         6,137
  Provision for income taxes.....        7,869         4,774         4,468         1,047
                                   -----------   -----------   -----------   -----------
Net income.......................  $     6,197   $     8,466   $     8,612   $     5,090
                                   ===========   ===========   ===========   ===========
Net income per common share:
  Basic..........................  $      0.15   $      0.20   $      0.20   $      0.12
                                   ===========   ===========   ===========   ===========
  Diluted........................  $      0.14   $      0.19   $      0.20   $      0.12
                                   ===========   ===========   ===========   ===========
Weighted average shares
  outstanding:
  Basic..........................   42,437,481    42,535,312    42,363,895    42,371,316
  Diluted........................   43,497,889    43,821,716    43,122,046    42,852,646

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information is contained under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference. In addition, the information contained in the "Equity Compensation Plans" subheading under Item 5 of this Report is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information is contained under the caption "Certain Relationships and Transactions" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information is contained under the caption "Independent Accountants" in the Company's Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Company and Report of Independent Public Accountants are contained in "Item 8 -- Financial Statements and Supplementary Data."

     Report of Independent Public Accountants

     Consolidated Financial Statements:

     -- Consolidated Balance Sheets as of December 31, 2003 and 2002

     -- Consolidated Income Statements for the years ended December 31, 2003, 2002 and 2001

     -- Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001

     -- Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

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

     (b) Reports on Form 8-K

     The Company filed a current report on Form 8-K pursuant to Items 9 and 12, dated September 24, 2003, furnishing institutional investor presentation materials, a copy of which was filed as Exhibit 99.1.

     The Company filed a current report on Form 8-K pursuant to Items 5 and 7, dated October 6, 2003, reporting that the Company issued a press release announcing the completion of a $100 million revolving warehouse facility, a copy of which was filed as Exhibit 99.1.

     The Company filed a current report on Form 8-K pursuant to Items 5 and 7, dated November 4, 2003, reporting that the Company issued a press release announcing the delay of its third quarter earnings, a copy of which was filed as
Exhibit 99.1.

     The Company filed a current report on Form 8-K pursuant to Items 7 and 12, dated November 17, 2003, reporting that the Company issued a press release announcing financial results for the three and nine months ended September 30, 2003, a copy of which was filed as Exhibit 99.1.

     The Company filed a current report on Form 8-K pursuant to Items 5 and 7, dated November 26, 2003, reporting that the Company issued a press release announcing that it commenced a modified Dutch auction tender offer, a copy of which was filed as Exhibit 99.1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CREDIT ACCEPTANCE CORPORATION

                                          By:     /s/ BRETT A. ROBERTS
                                            ------------------------------------
                                                      Brett A. Roberts
                                                  Chief Executive Officer
Date: March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 15, 2004 on behalf of the registrant and in the capacities indicated.

                    SIGNATURE                                          TITLE
                    ---------                                          -----

               /s/ BRETT A. ROBERTS                  Chief Executive Officer (Principal
--------------------------------------------------   Executive Officer)
                 Brett A. Roberts


               /s/ DOUGLAS W. BUSK                   Treasurer and Chief Financial Officer
--------------------------------------------------   (Principal Financial and Accounting
                 Douglas W. Busk                     Officer)


                /s/ HARRY E. CRAIG                   Director
--------------------------------------------------
                  Harry E. Craig


                /s/ DONALD A. FOSS                   Director and Chairman of the Board
--------------------------------------------------
                  Donald A. Foss


                /s/ DANIEL P. LEFF                   Director
--------------------------------------------------
                  Daniel P. Leff


              /s/ THOMAS N. TRYFOROS                 Director
--------------------------------------------------
                Thomas N. Tryforos

                                 EXHIBIT INDEX

     The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. The Company's commission file number is 000-20202.

 EXHIBIT
   NO.                                    DESCRIPTION
 -------                                  -----------
 3(a)(1)      1   Articles of Incorporation, as amended July 1, 1997
 3(b)        10   Amended and Restated Bylaws of the Company, as amended June
                  6, 2003
 4(c)(12)    10   Second Amended and Restated Credit Agreement, dated as of
                  June 9, 2003, among the Company, certain of the Company's
                  subsidiaries, Comerica Bank, as Administrative Agent and
                  Collateral Agent, and the banks signatory thereto.
 4(f)(40)     8   Second Amendment dated as of June 10, 2002 to the
                  Intercreditor Agreement dated as of December 15, 1998 among
                  Comerica Bank, as Collateral Agent, and various lenders and note holders
 4(f)(41)     8   Second Amendment dated June 10, 2002 to Second Amended and
                  Restated Security Agreement, dated June 11, 2001 between
                  Comerica Bank, as Collateral Agent and the Company
 4(f)(42)     9   Third Amendment dated August 30, 2002 to Second Amended and
                  Restated Security Agreement dated June 11, 2001 between
                  Comerica Bank, as Collateral Agent and the Company
 4(f)(43)     9   Loan and Security Agreement dated September 27, 2002 among the Company, CAC Warehouse Funding Corp., Variable Funding
                  Capital Corporation, Wachovia Securities, Inc., Wachovia
                  Bank, National Association and OSI Portfolio Services, Inc.
 4(f)(44)     9   Contribution Agreement dated September 27, 2002 between the
                  Company and CAC Warehouse Funding Corp.
 4(f)(45)     9   Back-Up Servicing Agreement dated September 27, 2002 among the Company, CAC Warehouse Funding Corp., OSI Portfolio
                  Services, Inc., Variable Funding Capital Corporation and
                  Wachovia Securities, Inc.
 4(f)(46)     9   Intercreditor Agreement, dated September 30, 2002, among the
                  Company, CAC Warehouse Funding Corp., CAC Funding Corp.,
                  Bank of America, N.A., as agent, Wachovia Securities, Inc., as agent, and Comerica Bank, as agent
 4(f)(47)    10   Contribution Agreement dated June 27, 2003 between the
                  Company and Credit Acceptance Funding LLC 2003-1
 4(f)(48)    10   Back-Up Servicing Agreement dated June 27, 2003 among the
                  Company, Credit Acceptance Funding 2003-1, Credit Acceptance
                  Auto Dealer Loan Trust 2003-1, Systems & Services
                  Technologies, Inc., and Radian Asset Assurance Inc.
 4(f)(49)    10   Intercreditor Agreement, dated June 27, 2003, among the
                  Company, CAC Warehouse Funding Corp., Credit Acceptance
                  Funding LLC 2003-1, Credit Acceptance Auto Dealer Loan Trust
                  2003-1, Wachovia Securities, Inc., as agent, JPMorgan Chase
                  Bank, as trustee, and Comerica Bank, as agent.
 4(f)(50)    10   Sale and Servicing Agreement dated June 27, 2003 among the
                  Company, Credit Acceptance Auto Dealer Loan Trust 2003-1,
                  Credit Acceptance Funding LLC 2003-1, JPMorgan Chase Bank,
                  and Systems & Services Technologies, Inc.
 4(f)(51)    10   Indenture, dated June 27, 2003, between Credit Acceptance
                  Auto Dealer Loan Trust 2003-1 and JPMorgan Chase Bank
 4(f)(52)    10   Amended and Restated Trust Agreement dated June 27, 2003
                  between Credit Acceptance Funding LLC 2003-1 and Wachovia
                  Bank of Delaware, National Association
 4(f)(53)    11   Contribution Agreement dated September 30, 2003 between the
                  Company and CAC Warehouse Funding Corporation II.
 4(f)(54)    11   Loan and Security Agreement dated September 30, 2003 among the Company, CAC Warehouse Funding Corporation II, Wachovia
                  Bank, National Association, Variable Funding Capital
                  Corporation, Wachovia Capital Markets, LLC, and Systems &
                  Services Technologies, Inc.

 EXHIBIT
   NO.                                    DESCRIPTION
 -------                                  -----------
4(f)(55)     11   Back-Up Servicing Agreement dated September 30, 2003 among the Company, Systems & Services Technologies, Inc., Wachovia
                  Capital Markets, LLC, and CAC Warehouse Funding Corporation
                  II.
4(f)(56)     11   Intercreditor Agreement, dated September 30, 2003, among the
                  Company, CAC Warehouse Funding Corporation II, Credit
                  Acceptance Funding LLC 2003-1, Credit Acceptance Auto Dealer
                  Loan Trust 2003-1, Wachovia Capital Markets, LLC, JPMorgan
                  Chase Bank, and Comerica Bank.
4(g)(2)       2   Intercreditor Agreement dated as of December 15, 1998 among
                  Comerica Bank, as Collateral Agent, and various lenders and note holders
4(g)(4)       5   Second Amended and Restated Security Agreement, dated June
                  11, 2001 between Comerica Bank, as Collateral Agent and the
                  Company
4(g)(5)       4   First Amendment dated as of March 30, 2001 to the
                  Intercreditor Agreement dated as of December 14, 1998 among
                  Comerica Bank, as Collateral Agent, and various lenders and note holders
4(g)(6)       6   First Amendment, dated September 7, 2001 to Second Amended and Restated Security Agreement, dated June 11, 2001 between
                  Comerica Bank, as Collateral Agent and the Company
4(i)          6   Security Agreement, dated September 7, 2001, between CAC of
                  Canada Limited and Comerica Bank
4(j)          6   Debenture, dated September 7, 2001, made by way of deed by
                  CAC Ireland Limited, in favor of Comerica Bank, as agent and security trustee
4(k)          6   Debenture, dated September 7, 2001, made by way of deed by
                  CAC UK Limited, in favor of Comerica Bank, as agent and
                  security trustee
4(l)          6   Debenture, dated September 7, 2001, made by way of deed by
                  CAC UK Funding Ltd., in favor of Comerica Bank, as agent and security trustee
4(m)          6   Assignation in Security, dated September 10, 2001, among
                  Credit Acceptance Corporation, CAC Nevada, Inc., CAC
                  Scotland and Comerica Bank, as collateral agent and trustee
4(n)          6   Deed of Charge, dated September 7, 2001 between Credit
                  Acceptance Corp., and Comerica Bank, as Collateral Agent,
                  with respect to the share capital of CAC Ireland Limited
NOTE:             Other instruments, notes or extracts from agreements
                  defining the rights of holders of long-term debt of the
                  Company or its subsidiaries have not been filed because (i)
                  in each case the total amount of long-term debt permitted
                  there under does not exceed 10% of the Company's
                  consolidated assets, and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the
                  Securities and Exchange Commission upon its request
10(d)(9)     10   Form of Servicing Agreement as of April 2003
10(f)(4)*     3   Credit Acceptance Corporation 1992 Stock Option Plan, as
                  amended and restated May 1999
10(g)(2)      4   Employment agreement for Keith P. McCluskey, Chief Marketing
                  Officer, dated April 19, 2001
10(p)         7   Credit Acceptance Corporation Director Stock Option Plan
21(1)        12   Schedule of Credit Acceptance Corporation Subsidiaries
23(1)        12   Consent of Deloitte and Touche LLP
31(a)        12   Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a) of the Securities Exchange Act.
31(b)        12   Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a) of the Securities Exchange Act.

 EXHIBIT
   NO.                                    DESCRIPTION
 -------                                  -----------
32(a)        12   Certification of Chief Executive Officer, Pursuant to 18
                  U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)        12   Certification of Chief Financial Officer, Pursuant to 18
                  U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

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

10 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

11 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.

12 Filed herewith.