Form 10-Q
period 2004-03-31
CREDIT ACCEPTANCE CORPORATION
filed 2004-05-14
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------     ----------------


                        Commission File Number 000-20202


                          CREDIT ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)



MICHIGAN                                                                                                 38-1999511
(State or other jurisdiction of incorporation or organization)                        (IRS Employer Identification)

25505 WEST TWELVE MILE ROAD, SUITE 3000
SOUTHFIELD, MICHIGAN                                                                                     48034-8339
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

The number of shares outstanding of Common Stock, par value $.01, on April 30, 2004 was 39,239,103.

                                TABLE OF CONTENTS


                                                   PART I. - FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Income Statements -
                       Three months ended March 31, 2004 and March 31, 2003                                    1

                  Consolidated Balance Sheets -
                       As of March 31, 2004 and December 31, 2003                                              2

                  Consolidated Statements of Cash Flows -
                       Three months ended March 31, 2004 and March 31, 2003                                    3

                  Notes to Consolidated Financial Statements                                                   4

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                                   11

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                       25

ITEM 4.      CONTROLS AND PROCEDURES                                                                          25

                                                    PART II. - OTHER INFORMATION

ITEM 2.      CHANGES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER
                  PURCHASES OF EQUITY SECURITIES                                                              26

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              26

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                                 26

SIGNATURE                                                                                                     27

INDEX OF EXHIBITS                                                                                             28


                         PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


(Dollars in thousands, except per share data)                                                      THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                             --------------------------------
                                                                                                  2004             2003
                                                                                             ---------------  ---------------
REVENUE:
   Finance charges                                                                               $   29,754       $   24,256
   Ancillary product income                                                                           2,867            5,733
   Lease revenue                                                                                        647            2,336
   Premiums earned                                                                                      544              755
   Other income                                                                                       3,983            3,849
                                                                                             ---------------  ---------------
        Total revenue                                                                                37,795           36,929
                                                                                             ---------------  ---------------
COSTS AND EXPENSES:
   Salaries and wages                                                                                 8,796            8,517
   General and administrative                                                                         5,507            5,484
   Provision for credit losses                                                                       15,068            4,188
   Sales and marketing                                                                                2,543            2,177
   Interest                                                                                           2,600            1,596
   Stock-based compensation expense                                                                     567              375
   Other expense                                                                                        457            1,647
                                                                                             ---------------  ---------------
        Total costs and expenses                                                                     35,538           23,984
                                                                                             ---------------  ---------------
Operating income                                                                                      2,257           12,945
   Foreign exchange gain                                                                                151               15
                                                                                             ---------------  ---------------
Income before provision for income taxes                                                              2,408           12,960
   Provision for income taxes                                                                           878            4,367
                                                                                             ---------------  ---------------
Net income                                                                                        $   1,530        $   8,593
                                                                                             ===============  ===============
Net income per common share:
   Basic                                                                                          $    0.04        $    0.20
                                                                                             ===============  ===============
   Diluted                                                                                        $    0.04        $    0.20
                                                                                             ===============  ===============
Weighted average shares outstanding:
   Basic                                                                                         39,791,700       42,328,841
   Diluted                                                                                       42,159,338       42,407,981







          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


   (Dollars in thousands)                                                                               AS OF
                                                                                    -----------------------------------------------
                                                                                        MARCH 31, 2004           DECEMBER 31, 2003
                                                                                    -----------------------     -------------------
                                     ASSETS:

   Cash and cash equivalents                                                                    $   17,595              $   36,044

   Loans receivable                                                                                956,867                 875,417
   Allowance for credit losses                                                                    (34,521)                (17,615)
                                                                                           ----------------        ----------------
        Loans receivable, net                                                                      922,346                 857,802
                                                                                           ----------------        ----------------

   Notes receivable, net (including $1,600 and $1,583 from affiliates as of
      March 31, 2004 and December 31, 2003, respectively)                                            3,776                   2,090
   Lines of credit and floorplan receivables, net                                                    3,458                   4,472
   Investment in operating leases, net                                                               2,840                   4,447
   Property and equipment, net                                                                      18,598                  18,503
   Income taxes receivable                                                                             251                   5,795
   Other assets                                                                                     13,973                  14,627
                                                                                           ----------------        ----------------
        Total Assets                                                                           $   982,837             $   943,780
                                                                                           ================        ================

                       LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
   Lines of credit                                                                              $   66,200               $       -
   Secured financing                                                                                83,434                 100,000
   Mortgage note                                                                                     5,216                   5,418
   Capital lease obligations                                                                         1,608                   1,049
   Accounts payable and accrued liabilities                                                         35,284                  33,117
   Dealer holdbacks, net                                                                           466,779                 423,861
   Deferred income taxes, net                                                                       14,972                  22,770
                                                                                           ----------------        ----------------
        Total Liabilities                                                                          673,493                 586,215
                                                                                           ----------------        ----------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued                             -                       -
   Common stock, $.01 par value, 80,000,000 shares authorized, 39,239,103 and
    42,128,087 shares issued and outstanding as of March 31, 2004 and
   December 31, 2003, respectively                                                                     392                     421
   Paid-in capital                                                                                  75,538                 125,078
   Retained earnings                                                                               228,569                 227,039
   Accumulated other comprehensive income - cumulative translation adjustment                        4,845                   5,027
                                                                                           ----------------        ----------------
        Total Shareholders' Equity                                                                 309,344                 357,565
                                                                                           ----------------        ----------------
        Total Liabilities and Shareholders' Equity                                             $   982,837             $   943,780
                                                                                           ================        ================









          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(Dollars in thousands)                                                    THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        ------------------------
                                                                         2004           2003
                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                            $   1,530      $   8,593

  Adjustments to reconcile cash provided by operating activities:
    Provision for credit losses                                            15,068          4,188

    Depreciation                                                            1,117          1,094

    Depreciation of leased assets                                             438          1,548

    Loss on retirement of property and equipment                              150           --

    Foreign currency gain on forward contracts                               (151)          --

    Credit for deferred income taxes                                       (7,798)        (3,035)

    Stock-based compensation expense                                          567            375

  Change in operating assets and liabilities:
    Accounts payable and accrued liabilities                                1,690          2,868

    Income taxes payable                                                     --            4,732

    Income taxes receivable                                                 5,544           --

    Lease payment receivable                                                   95            238

    Unearned commissions, insurance premiums and reserves                     104           (130)

    Deferred dealer enrollment fees, net                                      628            219

    Other assets                                                              654          1,823
                                                                        ---------      ---------
      Net cash provided by operating activities                            19,636         22,513
                                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments - held to maturity                                 --               74

  Principal collected on Loans receivable                                 111,669         90,905

  Advances to dealers                                                    (135,508)       (98,667)

  Payments of dealer holdbacks                                             (7,654)        (7,628)

  Accelerated payments of dealer holdbacks                                 (4,970)        (2,958)

  Operating lease liquidations                                              1,074          2,256

  Increase in notes receivable -- affiliates                                  (17)           (17)

  Decrease (increase) in notes receivable -- non-affiliates                (1,759)           831

  Decrease in lines of credit and floorplan receivables                       769          1,475

  Purchases of property and equipment                                        (557)        (1,200)
                                                                        ---------      ---------
      Net cash used in investing activities                               (36,953)       (14,929)
                                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                                     66,200         12,072

  Repayments of secured financings                                        (16,566)       (25,249)

  Principal payments under capital lease obligations                         (246)          (211)

  Repayment of mortgage note                                                 (202)          (190)

  Repurchase of common stock                                              (50,650)           (58)

  Proceeds from stock options exercised                                       514             35
                                                                        ---------      ---------
      Net cash used in financing activities                                  (950)       (13,601)
                                                                        ---------      ---------
      Effect of exchange rate changes on cash                                (182)        (1,077)
                                                                        ---------      ---------
Net decrease in cash and cash equivalents                                 (18,449)        (7,094)

  Cash and cash equivalents, beginning of period                           36,044         13,466
                                                                        ---------      ---------
  Cash and cash equivalents, end of period                              $  17,595      $   6,372
                                                                        =========      =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Property and equipment acquired through capital lease obligations     $   1,388      $    --
                                                                        =========      =========






          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 for Credit Acceptance (the "Company"). Certain prior period amounts have been reclassified to conform to the 2004 presentation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Finance Charges. The Company recognizes finance charge income in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an Amendment of FASB Statements No. 13, 60, and 65 and a Rescission of FASB Statement No.
17)" ("SFAS No. 91"). SFAS No. 91 requires the Company to recognize finance charges under the interest method such that income is recognized on a level yield basis during the life of the underlying asset. During the first quarter of 2004, the Company revised its methodology for applying SFAS No. 91 such that finance charge income and the amount of the provision for earned but unpaid income at the time a retail installment contract (referred to as a "Loan") is transferred to non-accrual status can be calculated for each individual Loan. Prior to the first quarter of 2004, the Company calculated finance charge income and the provision for earned but unpaid revenue using a pooling methodology. The pooling methodology required the Company to make various assumptions and estimates which impacted the timing of income recognition and the classification of finance charge revenue and the provision for earned but unpaid revenue. The Company believes that this revised methodology improves the precision of the Company's calculation of finance charge revenue and the provision for earned but unpaid revenue. This revised methodology resulted in a change in the timing of revenue recognition as the actual term of contracts on a Loan by Loan basis was longer than the average Loan term as calculated under the pooling methodology, resulting in an approximately $3.5 million reduction in finance charges during the three months ended March 31, 2004, of which approximately $3.3 million relates to periods prior to December 31, 2003. In addition, the revised methodology resulted in a change in the amount of revenue recognized on a Loan prior to the Loan transferring to non-accrual status, resulting in an increase in finance charges and a corresponding increase in the provision for earned but unpaid revenue of approximately $3.5 million for the three months ended March 31, 2004. The Company does not believe the revised methodology will materially impact reported earnings in future periods.

         Ancillary Product Income. The Company has relationships with third party service contract administrators ("TPAs") whereby the TPAs process claims on service contracts underwritten by third party insurers. The Company receives a commission for all such service contracts sold by its dealer-partners. The Company refers to dealers participating in the Company's financing program and sharing the Company's commitment to changing customers' lives as "dealer-partners". The Company recognizes the commission received from the TPAs in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Through December 31, 2003, the Company recognized ancillary product income for commissions received on the sale of third party vehicle service contracts upon the sale of the service contracts since: (i) delivery of the vehicle service contract occurs at this time, (ii) the Company bears no further obligation under the service contract, and (iii) the Company's commission is not subject to refund. During the first quarter of 2004, the Company entered into agreements with two new TPAs. The two new agreements differ from the prior agreement in three material respects: (i) the new agreements provide a commission to the Company on all vehicle service contracts sold by its dealer-partners, regardless of whether the vehicle service contract is financed by the Company, (ii) the new agreements pay a higher commission on vehicle service contracts financed by the Company, and (iii) the new agreements allow the Company to participate in underwriting profits depending on the level of future claims paid. Since the commission paid on financed vehicle service contracts is higher than the commission paid on non-financed vehicle service contracts, the Company concluded this difference in commissions rates was evidence of a multiple element revenue arrangement as defined under the provisions of SAB 104 and EITF 00-21, "Revenue Arrangements with Multiple Elements". As a result, the Company

2.       SIGNIFICANT ACCOUNTING POLICIES -- (CONCLUDED)

considers the amount received from TPAs for financed vehicle service contracts to be comprised of two components, a component relating to the fair value of the commission (a "broker fee") and a larger component relating to providing the financing on the related Loan (a "financing premium").

         The two new agreements also require that net premiums on the service contracts be placed in a trust account by the TPA. Funds in the trust account are utilized by the TPA to pay claims on the service contract. Underwriting profits, if any, on the service contracts are distributed to the Company after the term of the service contract has expired. Under FASB Interpretation No.
46, "Consolidation of Variable Interest Entities" ("FIN 46"), the Company is the primary beneficiary of the trusts. As a result, the assets and liabilities of the trust have been consolidated on the Company's balance sheet. As of March
31, 2004, the trust had $2.1 million in cash available to pay claims. These assets are included in cash and cash equivalents in the consolidated balance sheets. A third party insures claims in excess of available funds in the trust account.

         Beginning January 1, 2004, broker fees generated under the two new agreements will be recognized over the life of the related vehicle service contract. Broker fees generated under the old agreement, which does not meet the requirements for consolidation under FIN 46, will be recognized upon the sale of the service contract. Under all three agreements, the financing premium will be deferred and amortized over the life of the underlying Loan as an adjustment to the yield consistent with the Company's accounting for finance charges under the interest method.

         Under the new policy, the Company recognized $2.1 million in income during the three months ended March 31, 2004 and deferred $5.8 million of financing premiums. The Company estimates the deferred portion will be recognized as follows (in thousands):

                           2004      $   2,311
                           2005          2,254
                           2006          1,135
                           2007             94
                                 -------------
                                     $   5,794
                                 =============

         Loans Receivable and Allowance for Credit Losses. The Company maintains an allowance for credit losses that covers: (i) losses inherent in the Company's Loan portfolio, and (ii) earned but unpaid revenue on Loans in non-accrual status. Losses inherent in the Company's Loan portfolio result from Loans receivable determined to be uncollectible or that have expected future collections less than the full contractual amount, less any losses absorbed by dealer holdbacks. By definition, these losses equal the amount by which advances to dealer-partners plus accrued income (the "net investment") exceed the net present value of future cash flows related to the Loans receivable less the present value of estimated dealer holdback payments.

         To record estimated losses on its Loan portfolio, as required under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures", the Company compares the present value of estimated future collections for each dealer-partner's Loan portfolio to the Company's net investment in that portfolio. During the quarter the Company developed a model for estimating the amount and timing of future dealer holdback payments and began to include the present value of expected future dealer holdback payments in its loss estimate. Considering estimated future dealer holdback payments increases the Company's loss estimate as cash flows used to evaluate impairment are reduced. This change resulted in a $9.4 million increase in the allowance for credit losses and reduced after-tax earnings by approximately $6.1 million. Deducting dealer holdback payments from the cash flows used to evaluate impairment will not increase the cash amount of losses or future charge-offs against the allowance.

3.       LOANS RECEIVABLE

         Loans receivable consisted of the following (in thousands):


                                                                                             AS OF
                                                                             -----------------------------------
                                                                             MARCH 31, 2004    DECEMBER 31, 2003
                                                                             --------------    -----------------
         Gross Loans receivable                                              $ 1,144,341             $ 1,035,681
         Unearned finance charges                                               (184,813)               (157,707)
         Unearned commissions, insurance premiums and reserves                    (2,661)                 (2,557)
                                                                             -----------             -----------
         Loans receivable                                                    $   956,867             $   875,417
                                                                             ===========             ===========

         Non-accrual Loans                                                   $   195,070             $   201,151
                                                                             ===========             ===========

         Non-accrual Loans as a percent of gross Loans receivable                   17.0%                   19.4%
                                                                             ===========             ===========





A summary of the changes in gross Loans receivable is as follows (in thousands):




                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                  ------------------------------
                                                       2004             2003
                                                  ---------------  -------------
         Balance, beginning of period             $ 1,035,681      $   910,417
         Gross amount of Loans accepted               307,660          232,046
         Net cash collections on Loans              (135,319)        (115,030)
         Charge-offs *                               (73,348)         (64,654)
         Recoveries *                                   8,255               --
         Net change in repossessed collateral             (82)           1,244
         Currency translation                           1,494             (681)
                                                  -----------      -----------
         Balance, end of period                   $ 1,144,341      $   963,342
                                                  ===========      ===========



A summary of the changes in the allowance for credit losses is as follows (in thousands):



                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                  ----------------------
                                                    2004           2003
                                                  --------      --------
         Balance, beginning of period             $ 17,615      $ 20,991
         Provision for credit losses                14,733         2,993
         Charge-offs *                              (1,042)       (1,021)

         Recoveries *                                3,109            --

         Currency translation                          106           (34)
                                                  --------      --------
         Balance, end of period                   $ 34,521      $ 22,929
                                                  ========      ========




* Charge-offs presented net of recoveries for the three months ended March 31, 2003

4.       INVESTMENT IN OPERATING LEASES

         Investment in operating leases consisted of the following (in thousands):



                                                                         AS OF
                                                     -----------------------------------------
                                                        MARCH 31, 2004       DECEMBER 31, 2003
                                                     ------------------    -------------------
         Gross leased assets                            $  6,895                      $ 10,274
         Accumulated depreciation                         (4,667)                       (6,664)
         Gross deferred costs                                957                         1,513
         Accumulated amortization of deferred costs         (849)                       (1,307)
         Lease payments receivable                           504                           631
                                                        --------                      --------
         Investment in operating leases, net            $  2,840                      $  4,447
                                                        ========                      ========


A summary of the changes in the investment in operating leases is as follows (in thousands):



                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 -------------------------
                                                   2004             2003
                                                 --------         --------
         Balance, beginning of period            $  4,447         $ 17,879
         Depreciation of operating leases            (438)          (1,548)
         Lease payments receivable                    690            2,349
         Collections on operating leases             (784)          (2,587)
         Provision for lease losses                    --             (638)
         Operating lease liquidations              (1,035)          (2,449)
         Currency translation                         (40)             193
                                                 --------         --------
         Balance, end of period                  $  2,840         $ 13,199
                                                 ========         ========




5.       OTHER ASSETS

         Loans receivable are collateralized by the related vehicles. The Company has the right to repossess the vehicle in the event that the consumer defaults on the payment terms of the Loan. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", repossessed collateral is valued at the lower of the carrying amount of the receivable or estimated fair value, less estimated costs of disposition, and is classified in other assets in the consolidated balance sheets. As of March 31, 2004 and December 31, 2003, repossessed assets totaled approximately $6.1 million and $6.0 million, respectively.

6.       DEALER HOLDBACKS

         Dealer holdbacks, net consisted of the following (in thousands):



                                                                             AS OF
                                                         -----------------------------------------------
                                                            MARCH 31, 2004         DECEMBER 31, 2003
                                                         ---------------------- ------------------------
         Dealer holdbacks                                     $ 913,722              $ 828,720

         Less: advances                                        (446,943)              (404,859)
                                                              ---------               ---------
         Dealer holdbacks, net                                $ 466,779              $ 423,861
                                                              =========              =========

7.       RELATED PARTY TRANSACTIONS

         In the normal course of its business, the Company regularly accepts assignments of Loans originated by affiliated dealer-partners owned by: (i) the Company's majority shareholder and Chairman; (ii) the Company's President; and
(iii) a member of the Chairman's family. The Company accepts Loans from affiliated dealer-partners and nonaffiliated dealer-partners on the same terms. A summary of related party Loan activity is as follows (in thousands):




                                       Affiliated                 % of                 Affiliated                 % of
                                     dealer-partner           consolidated           dealer-partner           consolidated
                                     balance as of                as of              balance as of                as of
                                     March 31, 2004          March 31, 2004        December 31, 2003        December 31, 2003
                                 -----------------------  ---------------------- ----------------------- ------------------------
Gross Loans receivable           $     34,800                      3.0%           $      31,500                   3.0%


Gross dealer holdbacks           $     27,700                      3.0%           $      24,800                   3.0%


Advance balance                  $     12,800                      2.9%           $      12,200                   3.0%



                                       Affiliated                                      Affiliated
                                     dealer-partner         % of consolidated        dealer-partner         % of consolidated
                                 activity for the three       for the three      activity for the three       for the three
                                      months ended             months ended           months ended             months ended
                                     March 31, 2004          March 31, 2004          March 31, 2003          March 31, 2003
                                 -----------------------  ---------------------- ----------------------- ------------------------
Loans accepted                   $      8,600                      2.8%           $       6,500                   2.8%


Advances                         $      4,100                      2.9%           $       2,800                   2.8%





         In the normal course of business, the Company analyzes the viability of new products and services by first offering them to a small group of dealer-partners, which includes affiliated dealer-partners, prior to offering them to the entire network of dealer-partners.

         Pursuant to an employment agreement with the Company's President dated April 19, 2001, the Company loaned the President's dealerships $850,000. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22%, is unsecured, and is personally guaranteed by the Company's President. The balance of the note including accrued but unpaid interest was approximately $1,065,000 and $1,054,000 as of March 31, 2004 and December 31, 2003, respectively. In addition, pursuant to the employment agreement, the Company loaned the President approximately $478,000. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22% beginning January 1, 2002, and is unsecured. The balance of the note including accrued interest was approximately $535,000 and $528,000 as of March 31, 2004 and December 31, 2003, respectively.

         Total CAPS (the Company's Internet based Credit Approval Processing System) and dealer enrollment fees earned from affiliated dealer-partners were $14,000 and $17,000 for the three months ended March 31, 2004 and 2003, respectively.

         The Company paid for air transportation services provided by a company owned by the Company's majority shareholder and Chairman totaling $21,000 and $15,000 for the three months ended March 31, 2004 and 2003, respectively.

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

8.       FORWARD CONTRACTS

         In the third quarter of 2003, the Company entered into a series of forward contracts with a commercial bank to manage foreign currency exchange risk associated with the cash flows anticipated from the exit of the United Kingdom operation. As of March 31, 2004, the Company had contracts outstanding to deliver 12.1 million British pounds sterling to the commercial bank which will be exchanged into United States dollars at a weighted average exchange rate of 1.58 United States dollars per British pound sterling on a monthly basis through June 30, 2005. The Company believes that this transaction will minimize the currency exchange risk associated with an adverse change in the relationship between the United States dollar and the British pound sterling as it repatriates cash from the United Kingdom operation. As the Company has not designated these contracts as hedges as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 and SFAS No. 149, changes in the fair value of these forward contracts will increase or decrease net income. The fair value of the forward contracts were less than the notional amount of the contracts outstanding as of March 31, 2004 and December 31, 2003 by $2,665,000 and $2,816,000, respectively, due to the weakening of the United States dollar versus the British pound sterling since the date the contracts were entered into. During the first quarter of 2004, the Company recognized a foreign currency gain of $151,000 ($98,000 after-tax) related to the change in the fair value of the forward contracts due to the strengthening of the United States dollar versus the British pound sterling during the quarter.

9.       INCOME TAXES

         A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate follows:



                                              THREE MONTHS ENDED MARCH 31,
                                           -----------------------------------
                                                 2004               2003
                                           -----------------   ---------------
U.S. federal statutory rate                        35.0%             35.0%

   State income taxes                              (1.1)              0.3

   Foreign income taxes                             0.3              (1.2)

   U.S. tax impact of foreign earnings              1.9              (0.4)

   Other                                            0.4                 -
                                           -----------------   ---------------
Effective tax rate                                 36.5%             33.7%
                                           =================   ===============




         The differences between the U.S. federal statutory rate and the Company's consolidated effective tax rate are primarily related to: (i) state income taxes that are included in the provision for income taxes, (ii) the impact of earnings generated by the Company's foreign operations, which are taxed at a different rate, and (iii) the impact of the exchange rate on the repatriation of foreign earnings. Repatriations of foreign earnings are taxed by the U.S. based on foreign exchange rates prevailing at the time of repatriation while foreign tax credits are calculated based on the exchange rates that prevailed when the income was originally earned.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

10.      BUSINESS SEGMENT INFORMATION

    In the second quarter of 2003, the Company re-evaluated its business segments as a result of the decision to stop Loan originations in the United Kingdom and Canada. As a result, the Company has four reportable business segments: United States, United Kingdom, Automobile Leasing, and Other. Prior period amounts have been reclassified to conform to the current year presentation. The United States segment primarily consists of the Company's United States automobile financing business. The United Kingdom segment primarily consists of the Company's United Kingdom automobile financing business. The Automobile Leasing segment consists of the Company's automobile leasing business. The Other segment consists of the Company's Canadian automobile financing business and secured lines of credit and floorplan financing products. The Company is currently liquidating its operations in all segments other than the United States.

         Selected segment information is set forth below (in thousands):



                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                   ----------------------------------
                                                                        2004              2003
                                                                   ----------------  ----------------
         Revenue:
           United States                                           $   34,629        $   29,349
           United Kingdom                                               1,448             4,001
           Automobile Leasing                                           1,382             2,629
           Other                                                          336               950
                                                                   ----------------  ----------------
             Total revenue                                         $   37,795        $   36,929
                                                                   ================  ================
         Income (loss) before provision (credit) for income taxes:
           United States                                           $    1,738        $   11,512
           United Kingdom                                                 322             1,751
           Automobile Leasing                                             486             (514)
           Other                                                         (138)             211
                                                                   ----------------  ----------------
             Total income before provision for income taxes        $    2,408        $  12,960
                                                                   ================  ================



11.      NET INCOME PER SHARE

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



                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ----------------------------
                                                                        2004          2003
                                                                    ------------- --------------
Weighted average common shares outstanding                            39,791,700     42,328,841
Common stock equivalents                                               2,367,638         79,140
                                                                    ------------- --------------
Weighted average common shares and common stock equivalents           42,159,338     42,407,981
                                                                    ============= ==============


The diluted net income per share calculation excludes stock options to purchase approximately 147,510 shares and 4,056,723 shares in the three months ended March 31, 2004 and 2003, respectively, as inclusion of these options would be anti-dilutive to the net income per share due to the relationship between the exercise prices and the average market price of common stock during these periods.

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

    The Company's strategy is to increase the amount of economic profit per share by increasing its return on capital and profitably growing its business. (See page 20 for the Company's definition of economic profit.) The Company believes it has been successful in improving the profitability of Loan originations in recent years as a result of increasing the spread between the forecasted collection rate and the advance rate, and increasing revenue from ancillary products. Consolidated Loan originations grew 33% while Loan originations in the United States grew 40% in the first quarter of 2004 compared to the same period in 2003 due to an increase in the number of active dealer-partners and an increase in the average Loan size. Since the Company believes it is the only financial services company offering "guaranteed credit approval" for automobile dealers on a national scale, and the Company presently serves only a small portion of its target market, the Company believes that it has a good opportunity to grow its business profitably in the future.

    Critical success factors for the Company include its access to capital and its ability to accurately forecast Loan performance. The Company's strategy for accessing the capital required to grow its business is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and
(iii) maintain multiple funding sources. The Company's current funded debt to equity ratio is 0.5/1.0 at March 31, 2004. The Company currently funds its business through a bank line of credit facility, privately placed secured financings and commercial bank conduit financed secured financings. The ability to accurately forecast Loan performance is critical to building a profitable company. On the day of Loan origination, the Company forecasts future expected cash flows from the Loan. Based on these forecasts, an advance is made to dealer-partners that allows the Company to achieve an acceptable return on capital. If Loan performance equals or exceeds the Company's original expectation, it is likely the Company's target return on capital will be achieved.

FORECASTING LOAN PERFORMANCE

    The following table presents forecasted collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that have been realized as of March 31, 2004. The amounts presented are expressed as a percent of the original Loan amount by year of Loan origination.

                               As of March 31, 2004
          ---------------------------------------------------------------
  Year      Forecasted                                     % of Forecast
           Collection %     Advance %       Spread %         Realized
--------- --------------- --------------- -------------- ----------------
  1992        81.5%           35.3%           46.2%          100.0%
  1993        75.8%           37.3%           38.5%          100.0%
  1994        61.9%           41.8%           20.1%           99.9%
  1995        56.2%           45.9%           10.3%           99.3%
  1996        56.6%           49.1%            7.5%           98.7%
  1997        59.5%           49.1%           10.4%           98.3%
  1998        67.9%           49.7%           18.2%           98.3%
  1999        72.1%           53.6%           18.5%           98.3%
  2000        71.2%           52.5%           18.7%           97.0%
  2001        67.0%           49.3%           17.7%           87.6%
  2002        68.8%           46.0%           22.8%           68.2%
  2003        72.1%           47.0%           25.1%           30.9%



    Accurately predicting future collection rates is critical to the Company's success. The risk of a forecasting error declines as Loans age. For example, the risk of a material forecasting error for business written in 1999 is very small since 98.3% of the total amount forecasted has already been realized. In contrast, the Company's forecast for recent Loan originations is less certain. If the Company produces disappointing operating results, it will likely be because the Company overestimated future Loan performance. The Company intends to make every effort to assess collection rates as accurately as possible.

    A wider spread between the forecasted collection rate and the advance rate reduces the Company's risk of credit losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of losses, but it does reduce the risk significantly. The Company made no material changes in credit policy or pricing in the first quarter, other than routine changes designed to maintain current profitability levels.

    One method for evaluating the reasonableness of the Company's forecast is to examine the trends in forecasted collection rates over time. The following table compares the Company's forecast of collection rates for Loans originated by year as of March 31, 2004 with the forecast as of December 31, 2003.



              March 31, 2004            December 31, 2003
  Year     Forecasted Collection %     Forecasted Collection %       Variance
--------- --------------------------- ---------------------------   -----------
  1992              81.5%                       81.5%                     0.0%
  1993              75.8%                       75.7%                     0.1%
  1994              61.9%                       61.8%                     0.1%
  1995              56.2%                       56.2%                     0.0%
  1996              56.6%                       56.5%                     0.1%
  1997              59.5%                       59.3%                     0.2%
  1998              67.9%                       67.7%                     0.2%
  1999              72.1%                       71.9%                     0.2%
  2000              71.2%                       71.0%                     0.2%
  2001              67.0%                       66.9%                     0.1%
  2002              68.8%                       69.1%                    -0.3%
  2003              72.1%                       72.0%                     0.1%


    RESULTS OF OPERATIONS

    The following is a discussion of the results of operations and income statement data for the Company on a consolidated basis and for each of the Company's four business segments, United States, United Kingdom, Automobile Leasing and Other.

Consolidated



(Dollars in thousands)                        THREE MONTHS                   THREE MONTHS
                                                  ENDED                          ENDED
                                                MARCH 31,         % OF         MARCH 31,         % OF
                                                  2004           REVENUE         2003           REVENUE
                                              ------------       -------     ------------       -------
REVENUE:
Finance charges                               $     29,754          78.8%    $     24,256          65.8%
Ancillary product income                             2,867           7.6            5,733          15.5
Lease revenue                                          647           1.7            2,336           6.3
Premiums earned                                        544           1.4              755           2.0
Other income                                         3,983          10.5            3,849          10.4
                                              ------------       -------     ------------       -------
     Total revenue                                  37,795         100.0           36,929         100.0

COSTS AND EXPENSES:
Salaries and wages                                   8,796          23.2            8,517          23.0
General and administrative                           5,507          14.6            5,484          14.9
Provision for credit losses                         15,068          39.9            4,188          11.3
Sales and marketing                                  2,543           6.7            2,177           5.9
Interest                                             2,600           6.9            1,596           4.3
Stock-based compensation expense                       567           1.5              375           1.0
Other expense                                          457           1.2            1,647           4.5
                                              ------------       -------     ------------       -------
     Total costs and expenses                       35,538          94.0           23,984          64.9
                                              ------------       -------     ------------       -------

Operating income                                     2,257           6.0           12,945          35.1
Foreign exchange gain                                  151           0.4               15            --
                                              ------------       -------     ------------       -------

Income before provision for income taxes             2,408           6.4           12,960          35.1
Provision for income taxes                             878           2.4            4,367          11.8
                                              ------------       -------     ------------       -------
Net income                                    $      1,530           4.0%    $      8,593          23.3%
                                              ============       =======     ============       =======




Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

    For the three months ended March 31, 2004, consolidated net income decreased to $1.5 million from $8.6 million for the same period in 2003. Consolidated net income for the three months ended March 31, 2004 included: (i) a decrease in net income in the United States business segment to $1.1 million in 2004 from $7.5 million in 2003, (ii) a decrease in net income in the United Kingdom business segment to $226,000 in 2004 from $1.3 million in 2003, (iii) an increase in net income in the Automobile Leasing business segment to $305,000 in 2004 from ($317,000) in 2003, and (iv) a decrease in net income in the Other business segment to ($103,000) in 2004 from $124,000 in 2003.

    The decrease in net income in the United States was primarily due to an increase in the provision for credit losses to $14.8 million in 2004 from $2.8 million in 2003. The increase in provision for credit losses was primarily due to: (i) a $9.4 million increase due to the Company's change in estimate for recording losses on its Loan portfolio which now considers estimated future dealer holdback payments in its analysis of Loan impairment, and (ii) a $3.5 million increase in credit losses associated with the Company's revised methodology for calculating finance charge income and the related provision for earned but unpaid servicing fees, both as discussed in Note 2 to the consolidated financial statements. To a lesser extent, the decrease in net income is due to a decrease in ancillary product income to $2.9 million in 2004 from $4.8 million in 2003 due to the new policy for recognizing income on third-party service contracts sold, as discussed in Note 2 to the consolidated financial statements. Partially offsetting the decreases to income was an increase in finance charges to $28.1 million in 2004 from $20.8 million in 2003 as a result of increases in the average size of the Loan portfolio and the average annualized yield on the Company's Loan portfolio.

    The decrease in net income for the United Kingdom was primarily due to the Company's decision to stop originating Loans effective June 30, 2003.

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

     Interest. Consolidated interest expense increased to $2.6 million for the three months ended March 31, 2004 from $1.6 million for the same period in 2003. The increase in consolidated interest expense was due to: (i) an increase in the weighted average interest rate to 8.0% for the three months ended March 31, 2004 from 6.4% for the same period in 2003 as a result of an increase in the total effective cost of borrowings under the revolving facilities due to fixed fees and lower usage, and (ii) an increase in average outstanding debt as a result of stock repurchases and an increase in Loan originations.

United States


(Dollars in thousands)                         THREE MONTHS                   THREE MONTHS
                                                   ENDED                          ENDED
                                                 MARCH 31,         % OF         MARCH 31,           % OF
                                                   2004           REVENUE         2003             REVENUE
                                               ------------       -------     ------------         -------
REVENUE:
Finance charges                                $     28,083          81.0%    $     20,759            70.7%
Ancillary product income                              2,867           8.3            4,848            16.5
Premiums earned                                         544           1.6              755             2.6
Other income                                          3,135           9.1            2,987            10.2
                                               ------------       -------     ------------         -------
     Total revenue                                   34,629         100.0           29,349           100.0

COSTS AND EXPENSES:
Salaries and wages                                    7,952          23.0            7,290            24.8
General and administrative                            4,855          14.0            4,517            15.4
Provision for credit losses                          14,806          42.8            2,840             9.7
Sales and marketing                                   2,543           7.3            1,838             6.3
Interest                                              2,360           6.8              946             3.2
Stock-based compensation expense                        522           1.5              296             1.0
Other expense                                            19           0.1               99             0.3
                                               ------------       -------     ------------         -------
     Total costs and expenses                        33,057          95.5           17,826            60.7
                                               ------------       -------     ------------         -------
Operating income                                      1,572           4.5           11,523            39.3
Foreign exchange gain (loss)                            166           0.5              (11)           (0.1)
                                               ------------       -------     ------------         -------

Income before provision for income taxes              1,738           5.0           11,512            39.2
Provision for income taxes                              635           1.8            4,032            13.7
                                               ------------       -------     ------------         -------
Net income                                     $      1,103           3.2%    $      7,480            25.5%
                                               ============       =======     ============         =======





    Finance Charges. Finance charges increased to $28.1 million for the three months ended March 31, 2004 from $20.8 million for the same period in 2003 primarily due to increases in: (i) the average size of the Loan portfolio resulting from an increase in Loan originations in 2003 and the first quarter of 2004 and (ii) the average annualized yield on the Company's Loan portfolio to 13.6% for the three months ended March 31, 2004 from 12.7% for the same period in 2003. The increase in Loan originations in the United States in the first quarter of 2004 is due to: (i) an increase in the number of active dealer-partners due to an increase in dealer-partner enrollments to 138 for the three months ended March 31, 2004 from 95 in the same period in 2003, and (ii) an increase in the average Loan size. The increase in the average yield was primarily due to a decrease in the percent of non-accrual Loans to 15.5% at March 31, 2004 from 19.0% at March 31, 2003 resulting primarily from the increase in Loan originations and, to a lesser extent, improvements in credit quality. Selected Loan origination data follows:




(Dollars in thousands)                           THREE MONTHS ENDED                       FOR THE YEARS ENDED
                                                      MARCH 31,                               DECEMBER 31,
                                             -------------------------        -------------------------------------------
                                               2004             2003             2003            2002              2001
                                             --------        ---------        ---------        ---------        ---------
Loan originations                            $307,660        $ 220,282        $ 785,667        $ 571,690        $ 646,572
Number of Loans originated                     23,841           18,206           62,334           49,650           61,277
Number of active dealer-partners (1)              843              632              916              789            1,120
Loans per active dealer-partner                  28.3             28.8             68.1             62.9             54.7
Average Loan size                            $   12.9         $   12.1         $   12.6         $   11.5         $   10.6



           (1) Active dealer-partners are dealer-partners who submitted at least one Loan during the period.

    Loan originations increased 40% in the three months ended March 31, 2004 compared to the same period in 2003, which is higher than the Company's expected long-term growth rate. For the month of April 2004, Loan origination growth slowed to 16% when compared to April 2003.

    Ancillary Product Income. Ancillary product income decreased to $2.9 million for the three months ended March 31, 2004 from $4.8 million for the same period in 2003 primarily due to the new policy, implemented prospectively in the first quarter of 2004, for recognizing income on third-party service contracts sold that deferred approximately $5.8 million in commission revenue as discussed in
Note 2 to the consolidated financial statements. This decrease was partially offset by an increase in the number of third party service contract products sold resulting from increases in Loan originations and penetration rates during 2004 compared to 2003, and increases in revenue per vehicle service contract.

    Premiums Earned. Premiums earned decreased to $544,000 for the three months ended March 31, 2004 from $755,000 for the same period in 2003 primarily due to a decrease in penetration rates on the Company's in-house service contract and credit life and accident and health products. The Company discontinued offering its in-house service contract product in November 2003.

    Salaries and Wages. Salaries and wages increased to $8.0 million for the three months ended March 31, 2004 from $7.3 million for the same period in 2003 primarily due to increases of: (i) $200,000 in servicing salaries due to an increase in servicing personnel as a result of an increase in the number of Loans serviced, (ii) $200,000 for corporate support salaries, and (iii) $100,000 in employee benefits. The Company expects that servicing salaries will grow at a rate commensurate with the growth in the number of Loans serviced.

    General and Administrative. General and administrative expenses increased to $4.9 million for the three months ended March 31, 2004 from $4.5 million for the same period in 2003. The increases were primarily due to: (i) an increase of $300,000 in data processing expenses and (ii) $150,000 in losses on the termination of a lease of computer hardware in 2004.

    Sales and Marketing. Sales and marketing expenses increased to $2.5 million for the three months ended March 31, 2004 from $1.8 million for the same period in 2003 due primarily to increased sales commissions as a result of increased unit volumes.

    Stock-based Compensation Expense. Stock-based compensation expense increased to $522,000 for the three months ended March 31, 2004 from $296,000 for the same period in 2003. While the number of stock options outstanding declined from the prior year period, stock-based compensation expense increased as a result of a reduction in the period over which certain performance-based stock options are expected to vest.

    Provision for Credit Losses. The provision for credit losses increased to $14.8 million for the three months ended March 31, 2004 from $2.8 million for the same period in 2003. The provision for credit losses consists of three components: (i) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period, (ii) a provision to reflect losses inherent in the Company's Loan portfolio, and (iii) a provision for losses on notes receivable. The increase in the provision for credit losses for the three months ended March 31, 2004 was primarily due to: (i) a $9.4 million increase in credit losses associated with the Company's revised methodology for recording losses on its Loan portfolio which now considers estimated future dealer holdback payments in its analysis of Loan impairment, and (ii) a $3.5 million increase in credit losses associated with the Company's change in estimate for calculating finance charge income and the related provision for earned but unpaid servicing fees, both as discussed in Note 2 to the consolidated financial statements.

    Foreign Exchange Gain (Loss). The foreign exchange gain increased to $166,000 for the three months ended March 31, 2004 from a loss of $11,000 for the same period in 2003. In the third quarter of 2003, the Company entered into forward contracts to ensure that currency fluctuations would not reduce the amount of United States dollars received from the liquidation of the United Kingdom operation. The foreign exchange gain for the three months ended March 31, 2004 was primarily the result of an increase in the fair value of these forward contracts since December 31, 2003, due to the strengthening of the United States dollar versus the British pound sterling during the period. The increase in fair value of the forward contracts was approximately offset by a decrease in shareholders' equity due to a decrease in the value of British pound sterling denominated net assets held.

    Provision for Income Taxes. The effective tax rate increased to 36.5% for the three months ended March 31, 2004 from 35.0% for the same period in 2003. The increase in the effective tax rate for the three months ended March 31, 2004 was primarily due to the effects of foreign exchange rates on the taxes associated with the repatriation of foreign earnings.

United Kingdom

(Dollars in thousands)                                  THREE MONTHS                          THREE MONTHS
                                                            ENDED                                 ENDED
                                                          MARCH 31,              % OF           MARCH 31,            % OF
                                                            2004               REVENUE            2003             REVENUE
                                                       -------------           -------       --------------        -------
REVENUE:
Finance charges                                            $ 1,448              100.0%          $ 3,102              77.6%
Ancillary product income                                        --               --                 885              22.1
Other income                                                    --               --                  14               0.3
                                                           -------              -----           -------             -----
  Total revenue                                              1,448              100.0             4,001             100.0

COSTS AND EXPENESS:
Salaries and wages                                             611               42.3               871              21.8
General and adminisrative                                      520               35.9               560              14.0
Provision for credit losses                                    (50)              (3.5)               --              --
Sales and marketing                                             --               --                 306               7.6
Stock-based compensation expense                                45                3.1                79               2.0
Other expense                                                   --               --                 434              10.8
                                                           -------              -----           -------             -----
  Total costs and expenses                                   1,126               77.8             2,250              56.2
                                                           -------              -----           -------             -----

Income before provision for income taxes                       322               22.2             1,751              43.8
Provision for income taxes                                      96                6.6               445              11.2
                                                           -------              -----           -------             -----
Net income                                                 $   226               15.6%          $ 1,306              32.6%
                                                           =======              =====           =======             =====





    Effective June 30, 2003, the Company decided to stop originating Loans in the United Kingdom. As a result, the average size of the Loan portfolio in the United Kingdom has declined significantly. The decline in the revenues and expenses were primarily a result of this decision.

Automobile Leasing



(Dollars in thousands)                            THREE MONTHS                    THREE MONTHS
                                                      ENDED                           ENDED
                                                    MARCH 31,         % OF          MARCH 31,          % OF
                                                      2004           REVENUE          2003            REVENUE
                                                  ------------       -------      ------------        -------
REVENUE:
Lease revenue                                     $        647          46.8%     $      2,336           88.9%
Other income                                               735          53.2               293           11.1
                                                  ------------       -------      ------------        -------
     Total revenue                                       1,382         100.0             2,629          100.0

COSTS AND EXPENSES:
Salaries and wages                                         186          13.4               273           10.3
General and administrative                                  62           4.5               298           11.3
Provision for credit losses                                 --            --               638           24.3
Interest                                                   195          14.1               412           15.7
Other expense                                              438          31.7             1,548           58.9
                                                  ------------       -------      ------------        -------
     Total costs and expenses                              881          63.7             3,169          120.5
                                                  ------------       -------      ------------        -------
Operating gain (loss)                                      501          36.3              (540)         (20.5)
Foreign exchange gain (loss)                               (15)         (1.1)               26            0.9
                                                  ------------       -------      ------------        -------
Income (loss) before provision (credit) for
income taxes                                               486          35.2              (514)         (19.6)
Provision (credit) for income taxes                        182          13.2              (197)          (7.5)
                                                  ------------       -------      ------------        -------
Net income (loss)                                 $        304          22.0%     $       (317)         (12.1)%
                                                  ============       =======      ============        =======



    In January 2002, the Company decided to stop originating automobile leases. As a result, the average size of the lease portfolio has declined significantly. The decline in the revenues and expenses were primarily a result of this decision, except as discussed below.

    Other Income. Other income, as a percent of revenue, increased to 53.2% for the three months ended March 31, 2004 from 11.1% in 2003 due to an increase in the average gain per lease termination.

Other



(Dollars in thousands)                           THREE MONTHS                    THREE MONTHS
                                                     ENDED                           ENDED
                                                   MARCH 31,       % OF            MARCH 31,      % OF
                                                     2004         REVENUE            2003        REVENUE
                                                 ------------     -------        ------------    -------
REVENUE:
Finance charges                                  $        223        66.4%       $        395       41.6%
Other income                                              113        33.6                 555       58.4
                                                 ------------     -------        ------------    -------
     Total revenue                                        336       100.0                 950      100.0

COSTS AND EXPENSES:
Salaries and wages                                         47        14.0                  83        8.6
General and administrative                                 70        20.8                 109       11.5
Provision for credit losses                               312        92.9                 276       29.1
Sales and marketing                                        --          --                  33        3.5
Interest                                                   45        13.4                 238       25.1
                                                 ------------     -------        ------------    -------
     Total costs and expenses                             474       141.1                 739       77.8
                                                 ------------     -------        ------------    -------


Income (loss) before provision (credit) for
income taxes                                             (138)      (41.1)                211       22.2
Provision (credit) for income taxes                       (35)      (10.4)                 87        9.1
                                                 ------------     -------        ------------    -------
Net income (loss)                                $       (103)      (30.7)%      $        124       13.1%
                                                 ============     =======        ============    =======






     The Other segment consists of the Company's Canadian automobile Loan business, floorplan, and secured line of credit financing businesses. Effective June 30, 2003, the Company decided to stop originating Loans in Canada. As a result, the average size of the Loan portfolio in Canada has declined significantly. The Company has also decided to significantly reduce its floorplan and secured line of credit portfolios since 2001. The decline in the revenues and expenses were primarily a result of these decisions.

AVERAGE CAPITAL ANALYSIS

     The following presentation of financial results and subsequent analysis is based on analyzing the consolidated income statement as a percent of capital invested. This information provides an additional perspective on the financial performance of the Company in addition to the presentation of the Company's results as a percent of revenue. The Company believes this information provides a useful measurement of how effectively the Company is utilizing its capital on a consolidated basis.




(Dollars in thousands)                                 THREE MONTHS                       THREE MONTHS
                                                          ENDED                               ENDED
                                                        MARCH 31,       % OF AVERAGE        MARCH 31,       % OF AVERAGE
                                                           2004         CAPITAL (1)           2003           CAPITAL (1)
                                                       ------------     ------------      ------------      ------------
REVENUE:
Finance charges                                        $     29,754             26.0%     $     24,256              22.6%
Ancillary product income                                      2,867              2.5             5,733               5.4
Lease revenue                                                   647              0.6             2,336               2.2
Premiums earned                                                 544              0.5               755               0.7
Other income                                                  3,983              3.5             3,849               3.6
                                                       ------------     ------------      ------------      ------------
     Total revenue                                           37,795             33.1            36,929              34.5
COSTS AND EXPENSES:
Salaries and wages                                            8,796              7.7             8,517               8.0
General and administrative                                    5,507              4.8             5,484               5.1
Provision for credit losses                                  15,068             13.2             4,188               3.9
Sales and marketing                                           2,543              2.2             2,177               2.0
Interest                                                      2,600              2.3             1,596               1.5
Stock-based compensation expense                                567              0.5               375               0.4
Other expense                                                   457              0.4             1,647               1.5
                                                       ------------     ------------      ------------      ------------
     Total costs and expenses                                35,538             31.1            23,984              22.4
                                                       ------------     ------------      ------------      ------------

Operating income                                              2,257              2.0            12,945              12.1
Foreign exchange gain                                           151              0.1                15                --
                                                       ------------     ------------      ------------      ------------

Income before provision for income taxes                      2,408              2.1            12,960              12.1
Provision for income taxes                                      878              0.8             4,367               4.1
                                                       ------------     ------------      ------------      ------------
Net income                                             $      1,530              1.3%     $      8,593               8.0%
                                                       ============     ============      ============      ============
Average capital (1)                                    $    456,491                       $    428,104






     (1) Average capital is equal to the average amount of debt and equity during the period, each calculated in accordance with generally accepted accounting principles. The calculation of average capital follows:



(Dollars in thousands)                    THREE MONTHS ENDED
                                               MARCH 31,
                                   ----------------------------------
                                       2004                  2003
                                   ------------         -------------
Average debt                       $    129,542         $      99,252
Average shareholders' equity            326,949               328,852
                                   ------------         -------------
Average capital                    $    456,491         $     428,104
                                   ============         =============


RETURN ON CAPITAL ANALYSIS

    Return on capital is equal to net operating profit after-tax (net income plus interest expense after-tax) divided by average capital as follows:



(Dollars in thousands)                        THREE MONTHS ENDED
                                                   MARCH 31,
                                       ----------------------------------
                                              2004              2003
                                       ----------------  ----------------
Net income                             $          1,530  $          8,593

Interest expense after-tax                        1,690             1,037
                                       ----------------  ----------------
Net operating profit after-tax                    3,220             9,630
                                       ================  ================
Average capital                        $        456,491  $        428,104
                                       ================  ================

Return on capital                                   2.8%              9.0%



     The decrease in return on capital was primarily a result of: (i) the Company's change in estimate for establishing the allowance for credit losses which now considers estimated future dealer holdback payments in its analysis of Loan impairment, which reduced the Company's return on capital by 5.6%; (ii) the Company's new policy for recognizing vehicle service contract commissions, which reduced the Company's return on capital by 3.4%; and (iii) the Company's revised methodology for recognizing finance charges and the provision for earned by unpaid income, which reduced the Company's return on capital by 2.0%. Absent these items, return on capital would have been 13.8% for the three months ended March 31, 2004. The average total capital invested in the United States as a percent of total capital invested was 92% and 81% for the three months ended March 31, 2004 and 2003, respectively.

ECONOMIC PROFIT

    The Company defines economic profit as net operating profit after-tax less an imputed cost of equity. Economic profit measures how efficiently the Company utilizes its total capital, both debt and equity. To consider the cost of both debt and equity, the Company's calculation of economic profit deducts from net income as determined under GAAP a cost of equity equal to 10% of average equity, which approximates the S&P 500's rate of return since 1965. Management uses economic profit to assess the Company's performance as well as to make capital allocation decisions. Management believes this information is important to shareholders because it allows shareholders to compare the returns earned by the Company investing capital in its core business with the return they could expect if the Company returned capital to shareholders and they invested in other securities. The Company generated an economic profit (loss) of ($6,644,000), or ($0.16) per diluted share, for the three months ended March 31, 2004 compared to $372,000, or $0.01 per diluted share, for the same period in 2003.

    The following table presents the calculation of the Company's economic profit (loss) for the periods indicated (dollars in thousands, except per share data):


                                                         FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                      ----------------------------------
                                                            2004              2003
                                                      ----------------  ----------------
ECONOMIC PROFIT
Net income (1)                                        $          1,530  $          8,593
Imputed cost of equity at 10% (2)                               (8,174)           (8,221)
                                                      ----------------  ----------------
   Total economic profit (loss)                       $         (6,644) $            372

Diluted weighted average shares outstanding                 42,159,338        42,407,981
Economic profit (loss) per share (3)                  $          (0.16) $           0.01






     (1) Consolidated net income from the Consolidated Statement of Income. See "Item 1. Consolidated Financial Statements."

     (2) Cost of equity is equal to 10% (on an annual basis) of average shareholders' equity, which was $326,949,000 and $328,852,000 for the three months ended March 31, 2004 and 2003, respectively.

     (3) Economic profit (loss) per share equals the economic profit (loss) divided by the weighted average number of shares outstanding.

CRITICAL ACCOUNTING POLICIES AND LOSS EXPERIENCE

    The Company's consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the recognition of finance charge revenue and the allowance for credit losses. Item 7 of the Company's Annual Report on Form 10-K discusses several critical accounting policies, which the Company believes involve a high degree of judgment and complexity. See Note 2 to the consolidated financial statements, which is incorporated herein by reference, for material changes to the estimates and judgments associated with the finance charge revenue, allowance for credit losses, and ancillary product income accounting policies during the three months ended March 31, 2004.

LOSS EXPERIENCE

    The following sets forth the components of the provision for credit losses, charge-offs related to the Company's Loan portfolio, and the allowance for credit losses as a percentage of gross Loans receivable:



(Dollars in thousands)                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                                           --------------------------------------
                                                                                  2004                2003
                                                                           -------------------  -----------------
Provision for credit losses:
 Loans receivable (1)                                                      $            14,733  $           2,993
 Leased vehicles                                                                            --                638
 Other                                                                                     335                557
                                                                           -------------------  -----------------
  Total provision for credit losses                                        $            15,068  $           4,188
                                                                           ===================  =================

Net charge-offs related to the Company's Loan portfolio absorbed through:
 Dealer holdbacks                                                          $            54,267  $          51,472
 Unearned finance charges                                                               12,893             12,161
 Allowance for credit losses (2)                                                        (2,067)             1,021
                                                                           -------------------  -----------------
  Total net charge-offs                                                    $            65,093  $          64,654
                                                                           ===================  =================





         (1)  The increase in provision for credit losses was primarily due to:
              (i) the Company's change in estimate for recording losses on its Loan portfolio which now considers estimated future dealer holdback payments in its analysis of Loan impairment, and (ii) credit losses associated with the Company's revised methodology for calculating finance charge income and the related provision for earned but unpaid servicing fees, both as discussed in Note 2 to the consolidated financial statements.
         (2) The net recoveries for the three months ended March 31, 2004 are primarily the result of changes to the Company's write-off policy, which was implemented in the third quarter of 2003.

         The allowance for credit losses as a percentage of gross Loans receivable was 3.0% and 1.7% at March 31, 2004 and December 31, 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of capital are cash flows from operating activities, collections on Loans receivable and borrowings under the Company's line of credit and secured financings. The Company's principal need for capital is to fund cash advances made to dealer-partners in connection with the acceptance of Loans and for the payment of dealer holdbacks to dealer-partners who have repaid their advance balances.

    The Company's cash and cash equivalents decreased to $17.6 million as of March 31, 2004 from $36.0 million at December 31, 2003 and the Company's total balance sheet indebtedness increased to $156.5 million at March 31, 2004 from $106.5 million at December 31, 2003. These changes are primarily a result of $50.7 million in stock repurchases during the period and an increase in advances to dealers resulting from an increase in Loan originations during the period. In the fourth quarter of 2003, the Board of Directors authorized the repurchase of
2.6 million common shares through a modified Dutch tender offer. Upon expiration of the tender offer in January 2004, the Company repurchased 2.2 million shares at a cost of $37.4 million.

The following table summarizes the Company's stock repurchases for the three months ended March 31, 2004:

                                                                                            TOTAL NUMBER OF        MAXIMUM NUMBER
                                                                                          SHARES PURCHASED AS    OF SHARES THAT MAY
                                                TOTAL NUMBER                                PART OF PUBLICLY      YET BE PURCHASED
                                                 OF SHARES            AVERAGE PRICE         ANNOUNCED PLANS        UNDER THE PLANS
                  PERIOD                         PURCHASED            PAID PER SHARE          OR PROGRAMS            OR PROGRAMS
------------------------------------------      -------------         --------------      --------------------   ------------------

January 6, 2004 - January 30, 2004 (a) (b)          2,466,697         $        17.00                 2,466,697              247,242
February 4, 2004 - February 25, 2004 (b)              188,765                  16.80                   188,765               58,477
March 15, 2004 - March 31, 2004 (b)                   302,246                  18.07                   302,246              756,231
                                                -------------         --------------      --------------------

                                                    2,957,708         $        17.10                 2,957,708
                                                =============         ==============      ====================




     (a) On November 26, 2003, the Company announced a modified Dutch tender offer to purchase up to 2,600,000 shares of its common stock at a purchase price of not less than $12.50 per share and not greater than $17.00 per share. Upon the expiration of the tender offer on January 6, 2004, the Company repurchased all of the 2,201,744 tendered shares of its common stock at $17.00 per share.

    (b) On August 5, 1999 the Company announced a stock repurchase program of up to 1,000,000 shares of the Company's common stock. The program authorized the Company to purchase common shares in the open market or in privately negotiated transactions at price levels the Company deems attractive. Since August 1999, the board of directors has authorized several increases to the stock repurchase program, the most recent occurring on March 10, 2004, which increased the total number of shares authorized to be repurchased to 7,000,000 shares.

    Line of Credit Facility. At March 31, 2004, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 9, 2005. The agreement provides that, at the Company's discretion, interest is payable at either the eurodollar rate plus 140 basis points (2.50% at March 31, 2004), or at the prime rate (4.0% at March 31, 2004). The eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of advances to dealer-partners and leased vehicles (as reflected in the consolidated financial statements and related notes), less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay annual and quarterly fees on the amount of the commitment. As of March 31, 2004, there was $66.2 million outstanding under this facility. There were no amounts outstanding under this facility as of December 31, 2003. The weighted average interest rate on line of credit borrowings outstanding as of March 31, 2004 was 2.9%.

    Secured Financing. In the second quarter of 2003, the Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2003-1 ("Funding 2003-1"), completed a secured financing transaction, in which Funding 2003-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2003-1, dealer-partner advances having a carrying amount of approximately $134.0 million to Funding 2003-1, which, in turn, conveyed the advances to a trust, which issued $100 million in notes to qualified institutional investors. A financial insurance policy was issued in connection with the transaction. The policy guarantees the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes are rated "AA" by Standard & Poor's Rating Services. The proceeds of the conveyance to Funding 2003-1 were used by the Company to reduce outstanding borrowings under the Company's line of credit. Until December 15, 2003, the Company and Funding 2003-1 received additional proceeds from the transaction by having the Company convey additional dealer-partner advances to Funding 2003-1 that were then conveyed by Funding 2003-1 to the trust and used by the trust as collateral to support additional borrowings. Additional dealer-partner advances having a carrying amount of approximately $35.0 million were conveyed by the Company after the completion of the initial funding. After December 15, 2003, the debt outstanding under the facility began to amortize. The total expected term of the facility is 16 months. The secured financing creates loans for which the trust is liable and which are secured by all the assets of the trust and of Funding 2003-1. Such loans are non-recourse to the Company, even though the trust, Funding 2003-1 and the Company are consolidated for financial reporting purposes. The notes bear interest at a fixed rate of 2.77%. The expected annualized cost of the secured financing, including underwriters fees, the insurance premium and other costs is approximately 6.8%. As Funding 2003-1 is organized as a separate legal entity from the Company, assets of Funding 2003-1 (including the conveyed dealer-partner advances) will not be available to satisfy the general obligations of the Company. All the assets of Funding 2003-1 have been encumbered to secure Funding 2003-1's obligations to its creditors. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed dealer-partner advances and related Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of such collections until the trust's underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness. Thereafter, remaining collections would be paid over to Funding 2003-1 as the sole beneficiary of the trust where they would be available to be distributed to the Company as the sole member of Funding 2003-1, or the Company may choose to cause Funding 2003-1 to repurchase the remaining dealer-partner advances from the trust and then dissolve, whereby the Company would become the owner of such remaining collections. As of March 31, 2004, there was $63.4 million outstanding under this facility.

    In the third quarter of 2003, the Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. II ("Warehouse Funding" or "2003-2"), completed a revolving secured financing transaction with an institutional investor, in which Warehouse Funding may receive up to $100.0 million in financing when the Company conveys dealer-partner advances to Warehouse Funding for equity in Warehouse Funding. Warehouse Funding will in turn pledge the dealer-partner advances as collateral to the institutional investor to secure loans that will fund the cash portion of the purchase price of the dealer-partner advances. During the first quarter of 2004, $32.2 million in dealer-partner advances were contributed, resulting in $20 million in financing proceeds. This revolving facility allows conveyances of dealer-partner advances by the Company and related borrowing by Warehouse Funding in which Warehouse Funding will receive 70% of the net book value of the contributed dealer-partner advances up to the $100.0 million facility limit. The facility has a commitment period through September 28, 2004. Provided that the commitment is renewed, there is a requirement that any amounts outstanding under the facility be refinanced, and the facility paid to zero, by December 23, 2004. If this does not occur, the transaction will cease to revolve, will amortize as collections are received and, at the option of the institutional investor, may be subject to acceleration and foreclosure. Upon completion of the refinancing and pay down, the full facility will again be available to Warehouse Funding. Although Warehouse Funding will be liable for any secured financing under the facility, the loans will be non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes. Such loans will bear interest at a floating rate equal to the commercial paper rate plus 65 basis points, which has been limited to a maximum rate of 6.25% through an interest rate cap agreement executed in the fourth quarter of 2003. As Warehouse Funding is organized as a separate special purpose legal entity from the Company, assets of Warehouse Funding (including the conveyed dealer-partner advances) will not be available to satisfy the general obligations of the Company. All the assets of Warehouse Funding have been encumbered to secure Warehouse Funding's obligations to its creditors. The Company will receive a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed dealer-partner advances and related Loans. Except for the servicing fee and payments due to dealer-partners, the Company will not receive, or have any rights in, any portion of such collections until Warehouse Funding's underlying indebtedness is paid in full either through collections or through a prepayment of the indebtedness.

    The Company has completed a total of ten secured financing transactions, eight of which have been repaid in full. Information about the currently outstanding secured financing transactions is as follows (dollars in thousands):



                                                                                                        Balance as
                                                     Secured Financing            Secured Dealer        Percent of
  Issue                              Facility            Balance at             Advance Balance at       Original
  Number         Close Date           Limit           March 31, 2004              March 31, 2004         Balance
-----------  -------------------  --------------  ------------------------     ---------------------- --------------
    2003-1            June 2003        $100,000        $63,434*                       $106,204               100%
    2003-2       September 2003        $100,000         20,000                          32,209               n/a



* Anticipated to fully amortize by October 31, 2004.

    Mortgage Loan. The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $5.2 million and $5.4 million outstanding on this loan as of March 31, 2004 and December 31, 2003, respectively. The loan, which matured on May 1, 2004, was extended until June 9, 2004 under its current terms and conditions. The Company expects to refinance the mortgage under similar terms and conditions on or before June 9, 2004. The loan bears interest at a fixed rate of 7.07%, and requires monthly payments of $99,582 and a balloon payment at maturity for the balance of the loan.

    Capital Lease Obligations. As of March 31, 2004, the Company has various capital lease obligations outstanding for computer equipment, with monthly payments totaling $83,000. These capital lease obligations bear interest at rates ranging from 4.45% to 9.31% and have maturity dates between June 2004 and March 2008.

    In addition to the balance sheet indebtedness as of March 31, 2004, the Company also has contractual obligations resulting in future minimum payments under operating leases. A summary of the total future contractual obligations requiring repayments is as follows (in thousands):




                                                             PERIOD OF REPAYMENT
                                       -----------------------------------------------------
CONTRACTUAL OBLIGATIONS                 <1 YEAR        1-3 YEARS     3-5 YEARS      >5 YEARS      TOTAL
                                       --------        ---------     ---------      --------     -------

Long-term debt obligations             $ 88,650         $ 66,200     $     --       $     --     154,850

Capital lease obligations                   404            1,106           98             --       1,608

Operating lease obligations                 434            1,308          443             --       2,185

Purchase obligations (1)                    236               99           --             --         335

Other long-term obligations (2)(3)           --               --           --             --          --
                                       --------         --------     --------       --------     -------
  Total contractual obligations          89,724           68,713          541       $     --     158,978
                                       ========         ========     ========       ========     =======



     (1) Purchase obligations consist of a commitment the Company entered into in February 2004 for software that will be paid in four quarterly payments of $61,029 each and a monthly payment of $7,608 per month for 12 months commencing in June 2004. In addition, the Company will pay for time and materials associated with the implementation of the software which is estimated to be approximately $290,000.

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

    Liquidation of Non-Core Businesses. As of March 31, 2004, the Company expects to receive approximately $26.6 million from the liquidation of its United Kingdom, Canadian, and Automobile Leasing businesses. The expected liquidation proceeds have been determined based on the Company's forecast of cash inflows and outflows during the estimated remaining years of operation for each business. Detail of expected future net liquidation proceeds follows:




(Dollars in thousands)                        AS OF
                                          MARCH 31, 2004
                                         ----------------
United Kingdom                             $ 22,500

Canada                                        3,000

Automobile Leasing                            1,100
                                         ----------------
                                           $ 26,600
                                         ================




    The Company intends to utilize proceeds from businesses being liquidated to:
(i) fund dealer-partner advances on Loans originated in the United States and
(ii) fund share repurchases. During the first quarter of 2004, the Company received $10.6 million in liquidation proceeds.

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

    The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. These forward-looking statements represent the Company's outlook only as of the date of this report. While the Company believes that its forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the following:

        o the Company's potential inability to accurately forecast and estimate future collections and historical collection rates,

        o increased competition from traditional financing sources and from non-traditional lenders,

        o  the unavailability of funding at competitive rates of interest,

        o the Company's potential inability to continue to obtain third party financing on favorable terms,

        o the Company's potential inability to generate sufficient cash flow to service its debt and fund its future operations,

        o  adverse changes in applicable laws and regulations,

        o  adverse changes in economic conditions,

        o adverse changes in the automobile or finance industries or in the non-prime consumer finance market,

        o the Company's potential inability to maintain or increase the volume of Loans,

        o an increase in the amount or severity of litigation against the Company,

        o  the loss of key management personnel, and

        o  the effect of terrorist attacks and potential attacks.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

          Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2003 Annual Report on Form 10-K.


ITEM 4.       CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II. - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The information required in Part II, Item 2 is incorporated by reference from the information in Part I, Item 2 under the caption "Liquidity and Capital Resources" in this Form 10-Q.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 13, 2004 at which the shareholders considered: (i) the election of six directors, and (ii) the adoption of the Credit Acceptance Corporation Incentive Compensation Plan and the approval of the performance goals thereunder. The following table summarizes the votes for the election and proposal:

Nominee                               Votes For                     Votes Withheld
-------                               ---------                     --------------
Donald A. Foss                       38,782,908                          3,505
Harry E. Craig                       38,739,775                         46,638
Glenda Flanagan                      38,764,008                         22,405
Daniel P. Leff                       38,735,178                         51,235
Brett A. Roberts                     38,782,608                          3,805
Thomas N. Tryforos                   38,739,675                         46,738

Proposal                              Votes For         Votes Against       Votes Withheld
--------                              ---------         -------------       --------------
Incentive Compensation Plan          35,311,746            102,530              11,344


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      See Index of Exhibits following the signature page.

              (b)     Reports on Form 8-K

                      The Company filed a current report on Form 8-K pursuant to Items 5 and 7, dated January 7, 2004, reporting that the Company issued a press release announcing the preliminary results of its modified Dutch tender offer, a copy of which was filed as Exhibit 99.1.

                      The Company filed a current report on Form 8-K pursuant to Items 5 and 7, dated January 13, 2004, reporting that the Company issued a press release announcing the final results of its modified Dutch tender offer, a copy of which was filed as Exhibit 99.1.

                      The Company filed a current report on Form 8-K pursuant to Items 9 and 12, dated January 27, 2004, furnishing materials prepared for a presentation to an institutional investor occurring on January 27, 2004, a copy of which was filed as Exhibit 99.1. The information included in the report was furnished rather than filed with the SEC.

                      The Company filed a current report on Form 8-K pursuant to Items 7 and 12, dated January 28, 2004, reporting that the Company issued a press release announcing financial results for the three months and year ended December 31, 2003, a copy of which was filed as Exhibit 99.1. The information included in the report was furnished rather than filed with the SEC.

                      The Company filed a current report on Form 8-K pursuant to Items 5 and 7, dated March 10, 2004, reporting that the Company issued a press release announcing the expansion of the Company's stock repurchase program and an addition to the Company's board of directors, a copy of which was filed as Exhibit 99.1.

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


                                 CREDIT ACCEPTANCE CORPORATION
                                 (Registrant)

                                 By: /s/ Douglas W. Busk
                                 ------------------------------------
                                 Douglas W. Busk
                                 Chief Financial Officer and Treasurer
                                 May 14, 2004

                                 (Principal Financial Officer, Accounting
                                  Officer and Duly Authorized Officer)



                                INDEX OF EXHIBITS

EXHIBIT
  NO.                           DESCRIPTION
-------    -------------------------------------------------------------------
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