Form 10-Q
period 2004-06-30
CREDIT ACCEPTANCE CORPORATION
filed 2004-08-04
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

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

The number of shares outstanding of Common Stock, par value $.01, on July 31, 2004 was 39,244,203.

                                TABLE OF CONTENTS

                         PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Income Statements-
                  Three and six months ended June 30, 2004 and June 30, 2003                              1

             Consolidated Balance Sheets-
                  As of June 30, 2004 and December 31, 2003                                               2

             Consolidated Statements of Cash Flows-
                  Six months ended June 30, 2004 and June 30, 2003                                        3

             Notes to Consolidated Financial Statements                                                   4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                                      11
             AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                       29

ITEM 4. CONTROLS AND PROCEDURES                                                                          29

                     PART II. - OTHER INFORMATION

ITEM 2. CHANGES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER
             PURCHASES OF EQUITY SECURITIES                                                              30

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              30

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                 30

SIGNATURE                                                                                                31

INDEX OF EXHIBITS                                                                                        32

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                             --------------------------      ----------------------------
(Dollars in thousands, except per share data)                   2004            2003            2004              2003
                                                             ----------      ----------      -----------       ----------
REVENUE:
   Finance charges                                           $   33,731      $   26,431      $    60,964       $   50,687
   Ancillary product income                                       2,459           4,233            5,326            9,966
   Lease revenue                                                    405           1,784            1,052            4,120
   Other income                                                   4,694           3,598            9,468            8,258
                                                             ----------      ----------      -----------       ----------
        Total revenue                                            41,289          36,046           76,810           73,031
                                                             ----------      ----------      -----------       ----------
COSTS AND EXPENSES:
   Salaries and wages                                             8,963           8,687           17,759           17,204
   General and administrative                                     5,214           5,272           10,968           10,812
   Provision for credit losses                                    2,187           2,863           14,734            7,051
   Sales and marketing                                            2,474           2,483            5,017            4,660
   Interest                                                       2,373           1,401            4,973            2,997
   Stock-based compensation expense                                 864           1,428            1,431            1,803
   United Kingdom asset impairment                                    -          10,493                -           10,493
   Other expense                                                    324           1,376              781            3,023
                                                             ----------      ----------      -----------       ----------
        Total costs and expenses                                 22,399          34,003           55,663           58,043
                                                             ----------      ----------      -----------       ----------
Operating income                                                 18,890           2,043           21,147           14,988
   Foreign exchange gain                                            906              14            1,057               29
                                                             ----------      ----------      -----------       ----------
Income before provision for income taxes                         19,796           2,057           22,204           15,017
   Provision for income taxes                                     7,190           1,049            8,068            5,416
                                                             ----------      ----------      -----------       ----------
Net income                                                   $   12,606      $    1,008      $    14,136       $    9,601
                                                             ==========      ==========      ===========       ==========
Net income per common share:
   Basic                                                     $     0.32      $     0.02      $      0.36       $     0.23
                                                             ==========      ==========      ===========       ==========
   Diluted                                                   $     0.30      $     0.02      $      0.34       $     0.23
                                                             ==========      ==========      ===========       ==========
Weighted average shares outstanding:
   Basic                                                     39,240,321      42,321,170       39,516,011       42,317,443
   Diluted                                                   41,413,308      42,868,265       41,790,255       42,629,844

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                AS OF
                                                                                ------------------------------------
(Dollars in thousands, except per share data)                                   JUNE 30, 2004       DECEMBER 31,2003
                                                                                -------------       ----------------
                                      ASSETS:
   Cash and cash equivalents                                                     $    28,364         $    36,044

   Loans receivable                                                                  976,315             875,417
   Allowance for credit losses                                                       (36,567)            (17,615)
                                                                                 -----------         -----------
        Loans receivable, net                                                        939,748             857,802
                                                                                 -----------         -----------
   Notes, lines of credit and floorplan receivables, net (including $1,617 and
        $ 1,583 from affiliates as of June 30, 2004 and
        December 31, 2003, respectively)                                               6,073               6,562
   Investment in operating leases, net                                                 1,888               4,447
   Property and equipment, net                                                        19,177              18,503
   Income taxes receivable                                                             7,458               5,795
   Other assets                                                                       14,646              14,627
                                                                                 -----------         -----------
        Total Assets                                                             $ 1,017,354         $   943,780
                                                                                 ===========         ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:

   Lines of credit                                                               $    30,600           $       -
   Secured financing                                                                 130,428             100,000
   Mortgage note and capital lease obligations                                        10,254               6,467
   Accounts payable and accrued liabilities                                           36,481              33,117
   Dealer holdbacks, net                                                             475,415             423,861
   Deferred income taxes, net                                                         13,820              24,529
                                                                                 -----------         -----------
        Total Liabilities                                                            696,998             587,974
                                                                                 -----------         -----------
SHAREHOLDERS' EQUITY:

   Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued               -                   -
   Common stock, $.01 par value, 80,000,000 shares authorized, 39,244,203 and
      42,128,087 shares issued and outstanding as of June 30, 2004 and
      December 31, 2003, respectively                                                    392                 421
   Paid-in capital                                                                    76,394             125,078
   Retained earnings                                                                 241,175             227,039
   Accumulated other comprehensive income - cumulative translation adjustment          2,395               3,268
                                                                                 -----------         -----------
        Total Shareholders' Equity                                                   320,356             355,806
                                                                                 -----------         -----------
        Total Liabilities and Shareholders' Equity                               $ 1,017,354         $   943,780
                                                                                 ===========         ===========

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                             -------------------------
(Dollars in thousands)                                                         2004            2003
                                                                             ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                  $  14,136       $   9,601
 Adjustments to reconcile cash provided by operating activities:
  Provision for credit losses                                                   14,734           7,051
  Depreciation                                                                   3,031           4,946
  Loss on retirement of property and equipment                                     151               -
  Foreign currency gain on forward contracts                                    (1,059)              -
  Credit for deferred income taxes                                             (10,709)         (5,585)
  Stock-based compensation expense                                               1,431           1,803
Change in operating assets and liabilities:
  Accounts payable and accrued liabilities                                       4,423           4,692
  Income taxes receivable/payable                                               (1,663)          5,606
  Lease payment receivable                                                         234           1,184
  Unearned commissions, insurance premiums and reserves                            131            (223)
  Other assets                                                                     (19)           (365)
                                                                             ---------       ---------
    Net cash provided by operating activities                                   24,821          28,710
                                                                             ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments - held to maturity                                         -            (283)
  Principal collected on Loans receivable                                      218,967         183,754
  Advances to dealers                                                         (237,451)       (193,304)
  Payments of dealer holdbacks                                                 (15,869)        (15,111)
  Accelerated payments of dealer holdbacks                                     (10,276)         (6,818)
  Operating lease liquidations                                                   1,667           3,446
  (Increase) decrease in notes, lines of credit and floorplan receivables         (139)          3,593
  Purchases of property and equipment                                           (1,952)           (608)
                                                                             ---------       ---------
    Net cash used in investing activities                                      (45,053)        (25,331)
                                                                             ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under lines of credit                             30,600         (35,250)
  Proceeds from secured financings                                             100,000         100,000
  Repayments of secured financings                                             (69,572)        (58,153)
  Principal payments under capital lease obligations                              (591)           (427)
  Proceeds from mortgage note refinancing                                        3,540               -
  Repayment of mortgage note                                                      (408)           (382)
  Repurchase of common stock                                                   (50,706)         (1,828)
    Proceeds from stock options exercised                                          562             358
                                                                             ---------       ---------
    Net cash provided by financing activities                                   13,425           4,318
                                                                             ---------       ---------
    Effect of exchange rate changes on cash                                       (873)            905
                                                                             ---------       ---------
Net (decrease) increase in cash and cash equivalents                            (7,680)          8,602
  Cash and cash equivalents, beginning of period                                36,044          13,466
                                                                             ---------       ---------
  Cash and cash equivalents, end of period                                   $  28,364       $  22,068
                                                                             =========       =========
SUPPLEMENTAL DISCLOSURE OF NON- CASH TRANSACTIONS:
  Property and equipment acquired through capital lease obligations          $   1,829       $      27
                                                                             =========       =========

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 for Credit Acceptance Corporation (the "Company"). Certain prior period amounts have been reclassified to conform to the current presentation.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Finance Charges. The Company recognizes finance charge income in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an Amendment of FASB Statements No. 13, 60, and 65 and a Rescission of FASB Statement No.
17)" ("SFAS No. 91"). SFAS No. 91 requires the Company to recognize finance charges under the interest method such that income is recognized on a level yield basis during the life of the underlying asset. During the first quarter of 2004, the Company revised its methodology for applying SFAS No. 91 such that finance charge income and the amount of the provision for earned but unpaid income at the time a retail installment contract (referred to as a "Loan") is transferred to non-accrual status can be calculated for each individual Loan. Prior to the first quarter of 2004, the Company calculated finance charge income and the provision for earned but unpaid revenue using a pooling methodology. The pooling methodology required the Company to make various assumptions and estimates which impacted the timing of income recognition and the classification of finance charge revenue and the provision for earned but unpaid revenue. The Company believes that this revised methodology improves the precision of the Company's calculation of finance charge revenue and the provision for earned but unpaid revenue. This revised methodology resulted in a change in the timing of revenue recognition as the actual term of the Loans on a Loan by Loan basis was longer than the average Loan term as calculated under the pooling methodology, resulting in an approximately $3.5 million reduction in finance charges during the three months ended March 31, 2004, of which approximately $3.3 million relates to periods prior to December 31, 2003. In addition, the revised methodology resulted in a change in the amount of revenue recognized on a Loan prior to the Loan transferring to non-accrual status, resulting in an increase in finance charges and a corresponding increase in the provision for earned but unpaid revenue of approximately $3.5 million for the three months ended March 31, 2004. The revised methodology did not materially impact reported earnings for the three months ended June 30, 2004.

      Ancillary Product Income. The Company has relationships with third party vehicle service contract administrators ("TPAs") whereby the TPAs process claims on vehicle service contracts underwritten by third party insurers. The Company receives a commission for all such vehicle service contracts sold by its dealer-partners. The Company refers to dealers participating in the Company's financing program and sharing the Company's commitment to changing customers' lives as "dealer-partners". The Company recognizes the commission received from the TPAs in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Through December 31, 2003, the Company recognized ancillary product income for commissions received on the sale of third party vehicle service contracts upon the sale of the vehicle service contracts since
(i) delivery of the vehicle service contract occurs at this time, (ii) the Company bears no further obligation under the vehicle service contract and (iii) the Company's commission is not subject to refund. During the first quarter of 2004, the Company entered into agreements with two new TPAs. The two new agreements differ from the prior agreement in three material respects: (i) the new agreements provide a commission to the Company on all vehicle service contracts sold by its dealer-partners, regardless of whether the vehicle service contract is financed by the Company; (ii) the new agreements pay a higher commission on vehicle service contracts financed by the Company and; (iii) the new agreements allow the Company to participate in underwriting profits depending on the level of future claims paid. Since the commission paid on financed vehicle service contracts is higher than the commission paid on non-financed vehicle

2.    SIGNIFICANT ACCOUNTING POLICIES - (CONCLUDED)

service contracts, the Company concluded this difference in commissions rates was evidence of a multiple element revenue arrangement as defined under the provisions of SAB 104 and EITF 00-21, "Revenue Arrangements with Multiple Elements". As a result, the Company considers the amount received from TPAs for financed vehicle service contracts to be comprised of two components, a component relating to the fair value of the commission (a "broker fee") and a larger component relating to providing the financing on the related Loan (a "financing premium").

      The two new agreements also require that net premiums on the vehicle service contracts be placed in trust accounts by the TPA. Funds in the trust accounts are utilized by the TPA to pay claims on the vehicle service contracts. Underwriting profits, if any, on the vehicle service contracts are distributed to the Company after the term of the vehicle service contracts have expired. Under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the Company is considered the primary beneficiary of the trusts. As a result, the assets and liabilities of the trusts have been consolidated on the Company's balance sheet. As of June 30, 2004, the trusts had $3.8 million in cash available to pay claims and a related claims reserve of $3.8 million. The cash is included in cash and cash equivalents and the claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets. A third party insures claims in excess of available funds in the trust accounts.

      Beginning January 1, 2004, broker fees generated under the two new agreements will be recognized over the life of the related vehicle service contract. Broker fees generated under the old agreement, which does not meet the requirements for consolidation under FIN 46, will be recognized upon the sale of the vehicle service contract. Under all three agreements, the financing premium will be deferred and amortized over the life of the underlying Loan as an adjustment to the yield consistent with the Company's accounting for finance charges under the interest method.

      Under the new policy, the Company recognized $2.2 million and $4.3 million in income during the three and six months ended June 30, 2004, respectively, and deferred $4.0 million and $9.0 million of financing premiums for the three and six months ended June 30, 2004, respectively. The Company estimates the deferred portion will be recognized as follows (in thousands):

                           THREE MONTHS        SIX MONTHS
                              ENDED              ENDED
                          JUNE 30, 2004      JUNE 30, 2004
                          -------------      -------------
2004                          $1,107             $2,593
2005                           1,739              3,993
2006                           1,011              2,147
2007                             170                265
                              ------             ------
                              $4,027             $8,998
                              ======             ======

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

      To record estimated losses on its Loan portfolio, as required under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures", the Company compares the present value of estimated future collections for each dealer-partner's Loan portfolio to the Company's net investment in that portfolio. During the first quarter of 2004 the Company developed a model for estimating the amount and timing of future dealer holdback payments and began to include the present value of expected future dealer holdback payments in its loss estimate. Considering estimated future dealer holdback payments increases the Company's loss estimate as cash flows used to evaluate impairment are reduced. This change resulted in a $9.4 million increase in the allowance for credit losses and reduced after-tax earnings by approximately $6.1 million for the three months ended March 31, 2004. Deducting dealer holdback payments from the cash flows used to evaluate impairment will not increase the cash amount of losses or future charge-offs against the allowance. The change in estimate did not materially impact reported earnings for the three months ended June 30, 2004.

3.    LOANS RECEIVABLE

      Loans receivable consisted of the following (in thousands):

                                                                                               AS OF
                                                                               ------------------------------------------
                                                                               JUNE 30, 2004            DECEMBER 31, 2003
                                                                               -------------            -----------------
Gross Loans receivable                                                         $   1,169,468             $    1,035,681
Unearned finance charges                                                            (190,465)                  (157,707)
Unearned commissions, insurance premiums and reserves                                 (2,688)                    (2,557)
                                                                               -------------             --------------
Loans receivable                                                               $     976,315             $      875,417
                                                                               =============             ==============

Non-accrual Loans                                                              $     202,106             $      203,598
                                                                               =============             ==============
Non-accrual Loans as a percent of gross Loans receivable                                17.3%                      19.7%
                                                                               =============             ==============

      A summary of the changes in gross Loans receivable is as follows (in thousands):

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                       --------------------------    --------------------------
                                          2004           2003           2004           2003
                                       -----------    -----------    -----------    -----------
Balance, beginning of period           $ 1,144,341    $   965,372    $ 1,035,681    $   912,629
Gross amount of Loans accepted             215,103        200,068        514,399        426,111
Net cash collections on Loans             (139,102)      (118,645)      (281,128)      (239,652)
Charge-offs *                              (72,496)       (55,568)      (145,844)      (120,222)
Recoveries *                                 8,415              -         16,670              -
Other fees                                  15,044         12,903         30,115         24,883
Net change in repossessed collateral          (709)           968           (791)         2,030
Currency translation                        (1,128)         6,312            366          5,631
                                       -----------    -----------    -----------    -----------
Balance, end of period                 $ 1,169,468    $ 1,011,410    $ 1,169,468    $ 1,011,410
                                       ===========    ===========    ===========    ===========

      A summary of the changes in the allowance for credit losses is as follows (in thousands):

                                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                        ---------------------------        ---------------------------
                                                           2004             2003              2004             2003
                                                        ----------       ----------        ----------       ----------
Balance, beginning of period                            $   34,521       $   22,929        $   17,615       $   20,991
Provision for credit losses                                  1,894            2,296            14,106            5,289
Charge-offs *                                               (4,916)            (966)           (5,958)          (1,987)
Recoveries *                                                 5,135                -            10,765                -
Currency translation                                           (67)             202                39              168
                                                        ----------       ----------        ----------       ----------
Balance, end of period                                  $   36,567       $   24,461        $   36,567       $   24,461
                                                        ==========       ==========        ==========       ==========

      * Charge-offs presented net of recoveries for the three and six months ended June 30, 2003

4.    OTHER ASSETS

      Loans receivable are collateralized by the related vehicles. The Company has the right to repossess the vehicle in the event that the consumer defaults on the payment terms of the Loan. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", repossessed collateral is valued at the lower of the carrying amount of the receivable or estimated fair value, less estimated costs of disposition, and is classified in other assets in the consolidated balance sheets. As of June 30, 2004 and December 31, 2003, repossessed assets totaled approximately $6.8 million and $6.0 million, respectively.

5.    DEALER HOLDBACKS

      Dealer holdbacks, net consisted of the following (in thousands):

                                                                             AS OF
                                                              ----------------------------------------
                                                              JUNE 30, 2004          DECEMBER 31, 2003
                                                              -------------          -----------------
Dealer holdbacks                                                $ 933,239              $     828,720
Less: advances                                                   (457,824)                  (404,859)
                                                                ---------              -------------
Dealer holdbacks, net                                           $ 475,415              $     423,861
                                                                =========              =============

6.    RELATED PARTY TRANSACTIONS

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

                                       Affiliated                 % of                 Affiliated                  % of
                                     dealer-partner           consolidated           dealer-partner            consolidated
                                     balance as of                as of               balance as of                as of
                                     June 30, 2004            June 30, 2004         December 31, 2003        December 31, 2003
                                     -------------            -------------         -----------------        -----------------
Gross Loans receivable                  $ 35,653                   $3.0%                 $ 31,500                    3.0%

Gross dealer holdbacks                  $ 27,814                   $3.0%                 $ 24,800                    3.0%

Advance balance                         $ 13,846                   $3.0%                 $ 12,200                    3.0%

                          For the Three Months ended                For the Three Months ended
                                 June 30, 2004                              June 30, 2003
                      -----------------------------------        ----------------------------------
                        Affiliated                                 Affiliated
                      dealer-partner             % of            dealer-partner           % of
                         activity            consolidated           activity           consolidated
                         --------            ------------           --------           ------------
Loans accepted           $   6,500              3.0%               $  5,400                 2.7%

Advances                 $   3,100              2.9%               $  2,600                 2.6%


                          For the Six Months ended                   For the Six Months ended
                                June 30, 2004                              June 30, 2003
                      -----------------------------------      ---------------------------------------
                        Affiliated                               Affiliated
                      dealer-partner            % of           dealer-partner                 % of
                          activity           consolidated         activity               consolidated
                          --------           ------------         --------               ------------
Loans accepted             $ 15,100                2.9%            $  11,900                   2.8%

Advances                   $  7,200                2.9%            $   5,400                   2.7%

6.    RELATED PARTY TRANSACTIONS - (CONCLUDED)

Pursuant to an employment agreement with the Company's President dated April 19, 2001, the Company loaned the President's dealerships $850,000. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22%, is unsecured, and is personally guaranteed by the Company's President. The balance of the note including accrued but unpaid interest was approximately $1,076,000 and $1,054,000 as of June 30, 2004 and December 31, 2003,
respectively. In addition, pursuant to the employment agreement, the Company loaned the President approximately $478,000. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22% beginning January 1, 2002, and is unsecured. The balance of the note including accrued interest was approximately $541,000 and $528,000 as of June 30, 2004 and December 31, 2003, respectively.

      Total CAPS (the Company's Internet based Credit Approval Processing System) and dealer enrollment fees earned from affiliated dealer-partners were $9,000 and $23,000 for the three and six months ended June 30, 2004, respectively, and $11,000 and $28,000 for the same periods in 2003.

      The Company paid for air transportation services provided by a company owned by the Company's majority shareholder and Chairman totaling $61,000 and $82,000 for the three months and six months ended June 30, 2004, respectively, and $60,000 and $75,000 for the same periods in 2003.

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

7.    FORWARD CONTRACTS

      In the third quarter of 2003, the Company entered into a series of forward contracts with a commercial bank to manage foreign currency exchange risk associated with the cash flows anticipated from the exit of the United Kingdom operation. As of June 30, 2004 and December 31, 2003, the Company had contracts outstanding to deliver 8.3 million British pounds sterling and 16.9 million British pounds sterling, respectively, to the commercial bank which will be exchanged into United States dollars at a weighted average exchange rate of 1.58 United States dollars per British pound sterling on a monthly basis through June 30, 2005. The Company believes that this transaction minimizes the currency exchange risk associated with an adverse change in the relationship between the United States dollar and the British pound sterling as it repatriates cash from the United Kingdom operation. As the Company has not designated these contracts as hedges as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 and SFAS No. 149, changes in the fair value of these forward contracts will increase or decrease net income. The fair value of the forward contracts were less than the notional amount of the contracts outstanding as of June 30, 2004 and December 31, 2003 by $1,758,000 and $2,817,000, respectively, due to the weakening of the United States dollar versus the British pound sterling since the date the contracts were entered into. The Company recognized a foreign currency gain of $908,000 ($590,000 after-tax) and $1,059,000 ($688,000 after-tax) for the three months and six months ended June 30, 2004, respectively, related to the change in the fair value of the forward contracts due to: (i) a decrease in the notional amount of the forward contracts from December 31, 2003 to June 30, 2004, and
(ii) the strengthening of the United States dollar versus the British pound sterling during the second quarter of 2004.

8.    INCOME TAXES

      A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate follows:

                                               THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                               ---------------------------        -------------------------
                                                2004                 2003              2004      2003
                                                ----                 ----              ----      ----
U.S. federal statutory rate                     35.0%                35.0%             35.0%     35.0%
  State income taxes                             1.0                  3.4               0.7       0.7
  Foreign income taxes                          (0.1)                24.1                 -       2.3
  U.S. tax impact of foreign earnings              -                (12.0)              0.2      (2.0)
  Other                                          0.4                  0.5               0.4       0.1
                                                ----                 ----              ----      ----
Effective tax rate                              36.3%                51.0%             36.3%     36.1%
                                                ====                 ====              ====      ====

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

9.    BUSINESS SEGMENT INFORMATION

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

      Selected segment information is set forth below (in thousands):

                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         JUNE 30,                       JUNE 30,
                                                               ----------------------------     ----------------------
                                                                  2004              2003          2004          2003
                                                               ----------        ----------     --------      --------
Revenue:
   United States                                               $   38,957        $   30,618     $ 71,339      $ 60,023
   United Kingdom                                                   1,141             2,862        2,589         6,863
   Automobile Leasing                                                 929             2,077        2,311         4,706
   Other                                                              262               489          571         1,439
                                                               ----------        ----------     --------      --------
     Total revenue                                             $   41,289        $   36,046     $ 76,810      $ 73,031
                                                               ==========        ==========     ========      ========
Income (loss) before provision (credit) for income taxes:
   United States                                               $   19,417        $   13,147     $ 21,155      $ 24,659
   United Kingdom                                                     262           (10,963)         584        (9,212)
   Automobile Leasing                                                 345              (252)         831          (766)
   Other                                                             (228)              125         (366)          336
                                                               ----------        ----------     --------      --------
     Total income before provision for income taxes            $   19,796        $    2,057     $ 22,204      $ 15,017
                                                               ==========        ==========     ========      ========

10.   NET INCOME PER SHARE

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

                                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                  JUNE 30,                    JUNE 30,
                                                                          -------------------------    -------------------------
                                                                             2004           2003          2004          2003
                                                                          ----------     ----------    ----------     ----------
Weighted average common shares outstanding                                39,240,321     42,321,170    39,516,011     42,317,443
Common stock equivalents                                                   2,172,987        547,095     2,274,244        312,401
                                                                          ----------     ----------    ----------     ----------
Weighted average common shares and common stock equivalents               41,413,308     42,868,265    41,790,255     42,629,844
                                                                          ==========     ==========    ==========     ==========

      The diluted net income per share calculation excludes stock options to purchase approximately 243,334 shares and 202,290 shares for the three months and six months ended June 30, 2004, respectively, and 1,041,309 shares and 1,657,430 shares for the same periods in 2003 as inclusion of these options would be anti-dilutive to the net income per share due to the relationship between the exercise prices and the average market price of common stock during these periods.

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

      The Company's strategy is to increase the amount of economic profit per share by increasing its return on capital and profitably growing its business. (See "Economic Profit" for the Company's definition of economic profit.) The Company believes it has been successful in improving the profitability of Loan originations in recent years as a result of increasing the spread between the forecasted collection rate and the advance rate, and increasing revenue from ancillary products. For the six months ended June 30, 2004, consolidated Loan originations grew 21% while Loan originations in the United States grew 29% compared to the same period in 2003 due to an increase in the number of active dealer-partners and an increase in the average Loan size. Since the Company believes it is the only financial services company offering "guaranteed credit approval" for automobile dealers on a national scale, and the Company presently serves only a small portion of its target market, the Company believes that it has a good opportunity to grow its business profitably in the future.

      Critical success factors for the Company include its access to capital and its ability to accurately forecast Loan performance. The Company's strategy for accessing the capital required to grow its business is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and
(iii) maintain multiple funding sources. The Company's funded debt to equity ratio is .5/1.0 at June 30, 2004. The Company currently funds its business through a bank line of credit facility, privately placed secured financings and commercial bank conduit financed secured financings. The ability to accurately forecast Loan performance is critical to building a profitable company. On the day of Loan origination, the Company forecasts future expected cash flows from the Loan. Based on these forecasts, an advance is made to the related dealer-partner at a level that allows the Company to achieve an acceptable return on capital. If Loan performance equals or exceeds the Company's original expectation, it is likely the Company's target return on capital will be achieved.

FORECASTING LOAN PERFORMANCE IN THE UNITED STATES

      The United States is the Company's only business segment that continues to originate new Loans. The following table presents the United States forecasted collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that have been realized as of June 30, 2004. The amounts presented are expressed as a percent of the original Loan amount by year of Loan origination.

                             As of June 30, 2004
         ------------------------------------------------------------
          Forecasted                                    % of Forecast
Year     Collection %      Advance %       Spread %       Realized
----     ------------      ---------       --------       --------
1992        81.6%           35.3%           46.3%          100.0%
1993        75.8%           37.3%           38.5%          100.0%
1994        61.9%           41.8%           20.1%          100.0%
1995        55.1%           45.3%            9.8%           99.6%
1996        55.2%           48.4%            6.8%           99.1%
1997        58.1%           48.3%            9.8%           98.7%
1998        67.2%           49.4%           17.8%           98.6%
1999        71.5%           52.3%           19.2%           98.3%
2000        71.7%           50.9%           20.8%           97.4%
2001        66.7%           48.0%           18.7%           90.5%
2002        68.9%           45.7%           23.2%           74.4%
2003        73.2%           47.0%           26.2%           39.9%

      Accurately predicting future collection rates is critical to the Company's success. The risk of a forecasting error declines as Loans age. For example, the risk of a material forecasting error for business written in 1999 is very small since 98.3% of the total amount forecasted has already been realized. In contrast, the Company's forecast for recent Loan originations is less certain. If the Company produces disappointing operating results, it will likely be because the Company overestimated future Loan performance. Although the Company makes every effort to estimate collection rates as accurately as possible, there can be no assurance that the Company's estimates will be accurate or that Loan performance will be as predicted.

      A wider spread between the forecasted collection rate and the advance rate reduces the Company's risk of credit losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of losses, but it does reduce the risk significantly. The Company made no material changes in credit policy or pricing in the second quarter of 2004, other than routine changes designed to maintain current profitability levels.

      One method for evaluating the reasonableness of the Company's forecast is to examine the trends in forecasted collection rates over time. The following table compares the Company's forecast of collection rates in the United States for Loans originated by year as of June 30, 2004 with the forecast as of December 31, 2003.

               June 30, 2004               December 31, 2003
Year      Forecasted Collection %       Forecasted Collection %          Variance
----      -----------------------       -----------------------          --------
1992               81.6%                         81.5%                     0.1%
1993               75.8%                         75.7%                     0.1%
1994               61.9%                         61.8%                     0.1%
1995               55.1%                         55.2%                    -0.1%
1996               55.2%                         55.3%                    -0.1%
1997               58.1%                         58.1%                     0.0%
1998               67.2%                         67.2%                     0.0%
1999               71.5%                         71.5%                     0.0%
2000               71.7%                         71.7%                     0.0%
2001               66.7%                         67.0%                    -0.3%
2002               68.9%                         69.4%                    -0.5%
2003               73.2%                         72.8%                     0.4%

RESULTS OF OPERATIONS

      Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

      The following is a discussion of the results of operations and income statement data for the Company on a consolidated basis and for each of the Company's four business segments, United States, United Kingdom, Automobile Leasing and Other.

Consolidated

                                                THREE MONTHS                        THREE MONTHS
                                                   ENDED                                ENDED
                                                  JUNE 30,             % OF            JUNE 30,           % OF
(Dollars in thousands)                             2004               REVENUE           2003             REVENUE
                                                ------------          -------       ------------         -------
REVENUE:
Finance charges                                    $33,731              81.7%          $26,431              73.4%
Ancillary product income                             2,459               6.0             4,233              11.7
Lease revenue                                          405               1.0             1,784               4.9
Other income                                         4,694              11.4             3,598              10.0
                                                ------------          -------       ------------         -------
     Total revenue                                  41,289             100.0            36,046             100.0
COSTS AND EXPENSES:
Salaries and wages                                   8,963              21.7             8,687              24.1
General and administrative                           5,214              12.6             5,272              14.6
Provision for credit losses                          2,187               5.3             2,863               7.9
Sales and marketing                                  2,474               6.0             2,483               6.9
Interest                                             2,373               5.7             1,401               3.9
Stock-based compensation expense                       864               2.1             1,428               4.0
United Kingdom asset impairment expense                  -                 -            10,493              29.1
Other expense                                          324               0.8             1,376               3.8
                                                ------------          -------       ------------         -------
     Total costs and expenses                       22,399              54.2            34,003              94.3
                                                ------------          -------       ------------         -------
Operating income                                    18,890              45.8             2,043               5.7
Foreign exchange gain                                  906               2.2                14                 -
                                                ------------          -------       ------------         -------
Income before provision for income taxes            19,796              47.9             2,057               5.7
Provision for income taxes                           7,190              17.4             1,049               2.9
                                                ------------          -------       ------------         -------
Net income                                         $12,606              30.5%          $ 1,008               2.8%
                                                ============          =======       ============         =======

                                                         SIX MONTHS                                SIX MONTHS
                                                           ENDED                                     ENDED
                                                          JUNE 30,       % OF                       JUNE 30,         % OF
 (Dollars in thousands)                                     2004        REVENUE                       2003          REVENUE
                                                         ----------     -------                    -----------      -------
REVENUE:
Finance charges                                          $   60,964       79.4%                    $    50,687        69.4%
Ancillary product income                                      5,326        6.9                           9,966        13.6
Lease revenue                                                 1,052        1.4                           4,120         5.6
Other income                                                  9,468       12.3                           8,258        11.3
                                                         ----------      -----                     -----------       -----
     Total revenue                                           76,810      100.0                          73,031       100.0
COSTS AND EXPENSES:
Salaries and wages                                           17,759       23.1                          17,204        23.6
General and administrative                                   10,968       14.3                          10,812        14.8
Provision for credit losses                                  14,734       19.2                           7,051         9.7
Sales and marketing                                           5,017        6.5                           4,660         6.4
Interest                                                      4,973        6.5                           2,997         4.1
Stock-based compensation expense                              1,431        1.9                           1,803         2.5
United Kingdom asset impairment expense                           -          -                          10,493        14.4
Other expense                                                   781        1.0                           3,023         4.1
                                                         ----------      -----                     -----------       -----
     Total costs and expenses                                55,663       72.5                          58,043        79.6
                                                         ----------      -----                     -----------       -----
Operating income                                             21,147       27.5                          14,988        20.5
Foreign exchange gain                                         1,057        1.4                              29           -
                                                         ----------      -----                     -----------       -----
Income before provision for income taxes                     22,204       28.9                          15,017        20.6
Provision for income taxes                                    8,068       10.5                           5,416         7.4
                                                         ----------      -----                     -----------       -----
Net income                                               $   14,136       18.3%                    $     9,601        13.1%
                                                         ==========      =====                     ===========       =====

      For the three months ended June 30, 2004, consolidated net income increased to $12.6 million or $0.30 per diluted share from $1.0 million or $0.02 per diluted share for the same period in 2003. The increase in consolidated net income was primarily due to: (i) the United Kingdom impairment expenses recognized during the second quarter of 2003, (ii) an increase in the size of the Loan portfolio due to an increase in Loan originations, (iii) an increase in the average annualized yield on the Loan portfolio due to a decrease in the percentage of non-accrual Loans to total Loans, and (iv) a decrease in operating expenses (salaries and wages, general and administrative, and sales and marketing) as a percentage of revenue due to increased operational efficiencies. Partially offsetting these items was a decrease in ancillary product income due to the Company's new policy for recognizing income on third-party vehicle service contracts sold, as discussed in Note 2 to the consolidated financial statements.

      For the six months ended June 30, 2004, consolidated net income increased to $14.1 million or $0.34 per diluted share from $9.6 million or $0.23 per diluted share for the same period in 2003. The increase in consolidated net income was primarily due to: (i) the United Kingdom impairment expenses recognized during the second quarter of 2003, (ii) an increase in the size of the Loan portfolio due to an increase in Loan originations, and (iii) a decrease in operating expenses (salaries and wages, general and administrative, and sales and marketing) as a percentage of revenue due to increased operational efficiencies. Partially offsetting these items were: (i) an increase in the provision for credit losses due to the Company's change in estimate for recording losses on its Loan portfolio and the Company's revised methodology for calculating finance charge income and the related provision for earned but unpaid servicing fees, both as discussed in Note 2 to the consolidated financial statements and (ii) a decrease in ancillary product income due to the Company's new policy for recognizing income on third-party vehicle service contracts sold, as discussed in Note 2 to the consolidated financial statements.

      The results of operations for the Company as a whole are attributable to changes described by segment in the discussion of the results of operations in the United States, United Kingdom, Automobile Leasing, and Other business segments. The following discussion of interest expense is provided on a consolidated basis, as the explanation is not meaningful by business segment.

      Interest. Consolidated interest expense increased to $2.4 and $5.0 million for the three and six months ended June 30, 2004 from $1.4 million and $3.0 million for the same periods in 2003. The increase in consolidated interest expense was due to: (i) an increase in average outstanding debt as a result of stock repurchases and an increase in Loan originations and (ii) an increase in the weighted average interest rate to 5.8% and 6.8% for the three and six months ended June 30, 2004 from 5.5 % and 5.9 % for the same periods in 2003 as a result of an increase in the total effective cost of borrowings due to the impact of fixed fees on the Company's secured financings and line of credit facility.

United States

                                                   THREE MONTHS                             THREE MONTHS
                                                       ENDED                                   ENDED
                                                      JUNE 30,         % OF                   JUNE 30,         % OF
 (Dollars in thousands)                                2004          REVENUE                    2003          REVENUE
                                                    -----------      -------                ------------      -------
REVENUE:
Finance charges                                     $    32,395        83.3%                $     23,195        75.8%
Ancillary product income                                  2,459         6.3                        4,189        13.8
Other income                                              4,103        10.5                        3,234        10.6
                                                    -----------       -----                 ------------       -----
     Total revenue                                       38,957       100.0                       30,618       100.0
COSTS AND EXPENSES:
Salaries and wages                                        8,169        21.0                        7,199        23.5
General and administrative                                4,650        11.9                        4,426        14.5
Provision for credit losses                               2,030         5.2                        1,490         4.9
Sales and marketing                                       2,474         6.4                        1,818         5.9
Interest                                                  2,231         5.7                          958         3.1
Stock-based compensation expense                            822         2.1                        1,353         4.4
Other expense                                                70         0.2                          209         0.7
                                                    -----------       -----                 ------------       -----
     Total costs and expenses                            20,446        52.5                       17,453        57.0
                                                    -----------       -----                 ------------       -----
Operating income                                         18,511        47.5                       13,165        43.0
Foreign exchange gain (loss)                                906         2.3                          (18)       (0.1)
                                                    -----------       -----                 ------------       -----
Income before provision for income taxes                 19,417        49.7                       13,147        42.9
Provision for income taxes                                7,076        18.2                        4,444        14.5
                                                    -----------       -----                 ------------       -----
Net income                                          $    12,341        31.6%                $      8,703        28.4%
                                                    ===========       =====                 ============       =====

                                                     SIX MONTHS                                SIX MONTHS
                                                       ENDED                                      ENDED
                                                      JUNE 30,         % OF                      JUNE 30,         % OF
     (Dollars in thousands)                             2004          REVENUE                      2003          REVENUE
                                                     ----------       -------                   ----------       -------
REVENUE:
Finance charges                                      $   57,984         81.3%                   $   43,954         73.2%
Ancillary product income                                  5,326          7.5                         9,037         15.1
Other income                                              8,029         11.3                         7,032         11.7
                                                     ----------        -----                    ----------        -----
     Total revenue                                       71,339        100.0                        60,023        100.0
COSTS AND EXPENSES:
Salaries and wages                                       16,121         22.6                        14,489         24.1
General and administrative                                9,752         13.7                         8,999         15.0
Provision for credit losses                              14,342         20.1                         4,330          7.2
Sales and marketing                                       5,017          7.0                         3,656          6.1
Interest                                                  4,591          6.4                         1,904          3.2
Stock-based compensation expense                          1,344          1.9                         1,649          2.7
Other expense                                                89          0.1                           308          0.5
                                                     ----------        -----                    ----------        -----
     Total costs and expenses                            51,256         71.8                        35,335         58.9
                                                     ----------        -----                    ----------        -----
Operating income                                         20,083         28.2                        24,688         41.1
Foreign exchange gain (loss)                              1,072          1.5                           (29)        (0.0)
                                                     ----------        -----                    ----------        -----
Income before provision for income taxes                 21,155         29.6                        24,659         41.1
Provision for income taxes                                7,711         10.8                         8,476         14.1
                                                     ----------        -----                    ----------        -----
Net income                                           $   13,444         18.8%                   $   16,183         27.0%
                                                     ==========        =====                    ==========        =====

      Finance Charges. Finance charges increased to $32.4 million and $58.0 million for the three and six months ended June 30, 2004 from $23.2 million and $44.0 million for the same periods in 2003 primarily due to increases in: (i) the average size of the Loan portfolio resulting from an increase in Loan originations in 2003 and 2004 and (ii) the average annualized yield on the Company's Loan portfolio to 14.7% and 13.6% for the three and six months ended June 30, 2004 from 13.2% and 13.0% for the same periods in 2003. The increase in Loan originations in the United States in 2004 was due to an increase in the number of active dealer-partners due to an increase in dealer-partner enrollments, partially offset by a decrease in the number of Loans originated per active dealer-partner. The increase in the average yield was primarily due to: (i) a decrease in the percentage of non-accrual Loans to 15.8% at June 30, 2004 from 18.4% at June 30, 2003 resulting primarily from the increase in Loan originations and, to a lesser extent, improvements in credit quality, (ii) the Company's new policy, implemented prospectively in the first quarter of 2004, for recognizing income on third-party vehicle service contracts sold that resulted in the recognition of a portion of vehicle service contract income as finance charges, defined as the "financing premium," as discussed in Note 2 to the consolidated financial statements, and (iii) the Company's revised methodology for calculating finance charge income, as discussed in Note 2 to the consolidated financial statements. The increases in finance charge income resulting from the Company's revised methodology for calculating finance charge income and the Company's new policy for recognizing income on third-party vehicle service contracts sold had no impact on net income as these increases were offset by approximately equal changes in the provision for credit losses and ancillary product income. Selected Loan origination data follows:

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    JUNE 30,                  JUNE 30,
                                           --------------------------  ----------------------
(dollars in thousands)                        2004            2003        2004       2003
                                           ----------     -----------  ---------  -----------
Loan originations                          $  215,103     $   184,079  $ 514,399  $   398,359
Number of Loans originated                     17,268          14,736     41,109       32,942
Number of active dealer-partners (1)              899             677        958          721
Loans per active dealer-partner                  19.2            21.8       42.9         45.7
Average Loan size                          $     12.5     $      12.5  $    12.5  $      12.1

      (1) Active dealer-partners are dealer-partners who submitted at least one Loan during the period.

      Ancillary Product Income. Ancillary product income decreased to $2.5 million and $5.3 million for the three and six months ended June 30, 2004 from $4.2 million and $9.0 million for the same period in 2003 primarily due to the Company's new policy implemented prospectively in the first quarter of 2004 for recognizing income on third-party vehicle service contracts sold, as discussed in Note 2 to the consolidated financial statements, that resulted in: (i) the deferral of approximately $4.0 million and $9.0 million in financing premiums for the three and six months ended June 30, 2004 and (ii) the amortization of $1.2 million and $1.7 million of deferred financing premiums as finance charges for the three and six months ended June 30, 2004. These decreases were partially offset by an increase in revenue per vehicle service contract and an increase in the number of third party vehicle service contract products sold resulting from an increase in Loan originations during 2004 compared to 2003. The decrease in ancillary product income resulting from the amortization of deferred financing premiums had no impact on net income as this decrease was offset by an approximately equal increase in finance charge income.

      Salaries and Wages. Salaries and wages, as a percentage of revenue, decreased to 21.0% and 22.6% for the three and six months ended June 30, 2004 from 23.5% and 24.1% for the same periods in 2003 primarily due to: (i) a decrease in corporate support salaries, as a percentage of revenue, of 1.6% and 0.9% for the three and six months ended June 30, 2004 compared to the same periods in 2003, which is consistent with the Company's business plan of growing corporate infrastructure at a rate slower than the growth rate of the Loan portfolio and (ii) a decrease in servicing salaries, as a percentage of revenue, of 1.3% and 0.7% for the three and six months ended June 30, 2004 compared to the same periods in 2003 as growth in servicing personnel tends to lag behind periods of significant growth in the Loan portfolio such as that experienced during the first quarter of 2004. Over the long term, the Company expects that servicing salaries will grow at a rate commensurate with the growth in the number of Loans serviced.

      General and Administrative. General and administrative expenses, as a percentage of revenue, decreased to 11.9% and 13.7% for the three and six months ended June 30, 2004 from 14.5% and 15.0% for the same periods in 2003 primarily due to: (i) a decrease in legal expenses, as a percentage of revenue, of 1.0% and 0.9% for the three and six months ended June 30, 2004 compared to the same periods in 2003 due to a reduction in litigation during 2004 and (ii) a decrease in occupancy and equipment expenses, as a percentage of revenue, of 0.8% and 0.5% for the three and six months ended June 30, 2004 compared to the same periods in 2003 due to a reduction in depreciation expense, as a percentage of revenue, during 2004.

      Provision for Credit Losses. The provision for credit losses increased to $2.0 million and $14.3 million for the three and six months ended June 30, 2004 from $1.5 million and $4.3 million for the same periods in 2003. The provision for credit losses consists of three components: (i) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period, (ii) a provision to reflect losses inherent in the Company's Loan portfolio, and (iii) a provision for losses on notes receivable. The increase in the provision for credit losses for the three months ended June 30, 2004 compared to same period in 2003 was primarily due to the $1.9 million increase in the provision for earned but unpaid revenue on Loans primarily due to the Company's change in estimate for calculating finance charge income and the related provision for earned but unpaid servicing fees, as discussed in Note 2 to the consolidated financial statements, partially offset by a $1.3 million decrease in the provision for losses inherent in the Loan portfolio due to a favorable trend in loss estimates during 2004. The increase in the provision for credit losses resulting from the Company's revised methodology for calculating the provision for earned but unpaid servicing fees had no impact on net income as this increase was offset by an approximately equal increase in finance charges resulting from the Company's revised methodology for calculating finance charge income.

      The increase in the provision for credit losses for the six months ended June 30, 2004 compared to the same period in 2003 was primarily due to: (i) a $3.5 million increase in the provision for earned but unpaid revenue on Loans primarily due to the Company's change in estimate for calculating finance charge income and the related provision for earned but unpaid servicing fees, as discussed in Note 2 to the consolidated financial statements and (ii) a $6.7 million increase in the provision for losses inherent in the Loan portfolio. The increase in the provision for losses inherent in the Loan portfolio was the result of a $9.4 million increase in the provision during the first quarter of 2004 resulting from the Company's revised methodology for recording losses on its Loan portfolio which now considers estimated future dealer holdback payments in its analysis of Loan impairment, as discussed in Note 2 to the consolidated financial statements, partially offset by a decrease in the provision during the second quarter of 2004 due to a favorable trend in loss estimates during 2004.

      Stock-based Compensation Expense. Stock-based compensation expense decreased to $800,000 and $1.3 million for the three and six months ended June 30, 2004 from $1.4 million and $1.6 million for the same periods in 2003. The decrease in expense was primarily the result of: (i) additional expense recognized during the second quarter of 2003 as a result of a reduction in the period over which certain performance-based stock options were expected to vest and (ii) a decline in the number of stock options outstanding from the prior year periods.

      Foreign Exchange Gain (Loss). The foreign exchange gain increased to $900,000 and $1.1 million for the three and six months ended June 30, 2004 from negligible losses for the same periods in 2003. The foreign exchange gain for the three and six months ended June 30, 2004 was primarily the result of an increase in the fair value of forward contracts entered into during the third quarter of 2003, as discussed in Note 7 to the consolidated financial statements.

      Provision for Income Taxes. The effective tax rate increased to 36.4% and 36.5% for the three and six months ended June 30, 2004 from 33.8% and 34.4% for the same periods in 2003. The increase in the effective tax rate for the three and six months ended June 30, 2004 was primarily due to the effects of foreign exchange rates on the taxes associated with the repatriation of foreign earnings.

United Kingdom

(Dollars in thousands)                       THREE MONTHS                   THREE MONTHS
                                                ENDED                           ENDED
                                               JUNE 30,           % OF         JUNE 30,        % OF
                                                2004             REVENUE        2003         REVENUE
                                                ----             -------        ----         -------
REVENUE:
Finance charges                                $ 1,141            100.0%       $ 2,812          98.3%
Ancillary product income                             -                -             44           1.5
Other income                                         -                -              6           0.2
                                               -------            -----        -------          ----
     Total revenue                               1,141            100.0          2,862         100.0
COSTS AND EXPENSES:
Salaries and wages                                 622             54.5          1,176          41.1
General and administrative                         417             36.5            632          22.1
Provision for credit losses                       (202)           (17.7)           811          28.3
Sales and marketing                                  -                -            638          22.3
Stock-based compensation expense                    42              3.7             75           2.6
United Kingdom asset impairment expense              -                -         10,493         366.6
                                               -------            -----        -------         -----
     Total costs and expenses                      879             77.0         13,825         483.0
                                               -------            -----        -------         -----
Income before provision for income taxes           262             23.0        (10,963)       (383.1)
Provision for income taxes                          76              6.7         (3,369)       (117.7)
                                               -------            -----        -------         -----
Net income                                     $   186             16.3%       $(7,594)       (265.3)%
                                               =======            =====        =======         =====

(Dollars in thousands)                                  SIX MONTHS                            SIX MONTHS
                                                           ENDED                                ENDED
                                                         JUNE 30,          % OF                JUNE 30,      % OF
                                                           2004           REVENUE                2003       REVENUE
                                                           ----           -------                ----       -------
REVENUE:
Finance charges                                         $    2,589        100.0%              $    5,914       86.2%
Ancillary product income                                         -            -                      929        1.8
Other income                                                     -            -                       20       12.1
                                                        ----------        -----               ----------      -----
     Total revenue                                           2,589        100.0                    6,863      100.0
COSTS AND EXPENSES:
Salaries and wages                                           1,233         47.6                    2,047       29.8
General and administrative                                     937         36.2                    1,192       17.4
Provision for credit losses                                   (252)        (9.7)                   1,245       18.1
Sales and marketing                                              -            -                      944       13.8
Stock-based compensation expense                                87          3.4                      154        2.2
United Kingdom asset impairment expense                          -            -                   10,493      152.9
                                                        ----------        -----               ----------      -----
     Total costs and expenses                                2,005         77.4                   16,075      234.2
                                                        ----------        -----               ----------      -----
Income before provision for income taxes                       584         22.6                   (9,212)    (134.2)
Provision for income taxes                                     172          6.6                   (2,924)     (42.6)
                                                        ----------        -----               ----------      -----
Net income                                              $      412         15.9%              $   (6,288)     (91.6)%
                                                        ==========        =====               ==========      =====

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

Automobile Leasing

(Dollars in thousands)                                      THREE MONTHS            THREE MONTHS
                                                              ENDED                    ENDED
                                                            JUNE 30,        % OF     JUNE 30,       % OF
                                                              2004        REVENUE      2003        REVENUE
                                                              ----        -------      ----        -------
REVENUE:
Lease revenue                                                $  405         43.6%   $    1,784       85.9%
Other income                                                    524         56.4           293       14.1
                                                             ------        -----    ----------      -----
     Total revenue                                              929        100.0         2,077      100.0
COSTS AND EXPENSES:
Salaries and wages                                              146         15.7           247       11.9
General and administrative                                       75          8.1           139        6.7
Provision for credit losses                                       -            -           555       26.7
Interest                                                        110         11.8           253       12.2
Other expense                                                   253         27.2         1,167       56.2
                                                             ------        -----    ----------      -----
     Total costs and expenses                                   584         62.9         2,361      113.7
                                                             ------        -----    ----------      -----
Operating gain (loss)                                           345         37.1          (284)     (13.7)
Foreign exchange gain (loss)                                      -            -            32        1.5
                                                             ------        -----    ----------      -----
Income (loss) before provision (credit) for income taxes        345         37.1          (252)     (12.2)
Provision (credit) for income taxes                             112         12.1           (99)      (4.8)
                                                             ------        -----    ----------      -----
Net income (loss)                                            $  233         25.1%   $     (153)      (7.4)%
                                                             ======        =====    ==========      =====

(Dollars in thousands)                                     SIX MONTHS                 SIX MONTHS
                                                              ENDED                     ENDED
                                                            JUNE 30,       % OF        JUNE 30,      % OF
                                                              2004        REVENUE       2003       REVENUE
                                                           ----------     ------       --------    ---------
REVENUE:
Lease revenue                                              $    1,052       45.5%      $ 4,120          87.5%
Other income                                                    1,259       54.5           586          12.5
                                                           ----------     ------       --------    ---------
     Total revenue                                              2,311      100.0         4,706         100.0
COSTS AND EXPENSES:
Salaries and wages                                                332       14.4           520          11.0
General and administrative                                        137        5.9           437           9.3
Provision for credit losses                                         -          -         1,193          25.4
Interest                                                          305       13.2           665          14.1
Other expense                                                     691       29.9         2,715          57.7
                                                           ----------     ------       -------     ---------
     Total costs and expenses                                   1,465       63.4         5,530         117.5
                                                           ----------     ------       -------     ---------
Operating gain (loss)                                             846       36.6          (824)        (17.5)
Foreign exchange gain (loss)                                      (15)      (0.6)           58           1.2
                                                           ----------     ------       -------     ---------
Income (loss) before provision (credit) for income taxes          831       36.0          (766)        (16.3)
Provision (credit) for income taxes                               294       12.7          (296)         (6.3)
                                                           ----------     ------       -------     ---------
Net income (loss)                                          $      537       23.2%      $  (470)        (10.0)%
                                                           ==========     ======       =======     =========

      In January 2002, the Company decided to stop originating automobile leases. As a result, the average size of the lease portfolio has declined significantly. The decline in the revenues and expenses were primarily a result of this decision, except as discussed below.

      Other Income. Other income, as a percentage of revenue, increased to 56.4% and 54.5% for the three and six months ended June 30, 2004 from 14.1% and 12.5% for the same periods in 2003 primarily due to an increase in gains on lease terminations, as a percentage of revenue, during 2004 resulting from an increase in the proportion of lease terminations to total leases outstanding during 2004.

Other

(Dollars in thousands)                                      THREE MONTHS             THREE MONTHS
                                                                ENDED                   ENDED
                                                               JUNE 30,     % OF       JUNE 30,       % OF
                                                                2004       REVENUE       2003        REVENUE
                                                                ----       -------       ----        -------

REVENUE:
Finance charges                                              $   194          74.0%    $    424        86.7%
Other income                                                      68          26.0           65        13.3
                                                             -------         -----     --------       -----
  Total revenue                                                  262         100.0          489       100.0

COSTS AND EXPENSES:
Salaries and wages                                                26           9.9           65        13.3
General and administrative                                        73          27.9           75        15.3
Provision for credit losses                                      359         137.0            7         1.4
Sales an d marketing                                               -             -           27         5.5
Interest                                                          32          12.2          190        38.9
                                                             -------         -----     --------       -----
  Total cost s and expenses                                      490         187.0          364        74.4
                                                             -------         -----     --------       -----
Income (loss) before provision (credit) for income tax          (228)        (87.0)         125        25.6
Provision (credit) for income taxes                              (74)        (28.2)          73        14.9
                                                             -------         -----     --------       -----
Net income (loss)                                            $  (154)        (58.8)%   $     52        10.7%
                                                             =======         =====     ========       =====

(Dollars in thousands)                                     SIX MONTHS                  SIX MONTHS
                                                              ENDED                      ENDED
                                                             JUNE 30,       % OF         JUNE 30,     % OF
                                                               2004        REVENUE       2003        REVENUE
                                                               ----        -------       ----        -------
REVENUE:
Finance charges                                            $     390          68.3%     $  819         56.9%
Other income                                                     181          31.7         620         43.1
                                                           ---------         -----       -----        -----
     Total revenue                                               571         100.0       1,439        100.0
COSTS AND EXPENSES:
Salaries and wages                                                73          12.8         148         10.3
General and administrative                                       143          25.0         184         12.8
Provision for credit losses                                      644         112.8         283         19.7
Sales and marketing                                                -           -            60          4.2
Interest                                                          77          13.5         428         29.7
                                                           ---------         -----       -----        -----
     Total costs and expenses                                    937         164.1       1,103         76.7
                                                           ---------         -----       -----        -----
Income (loss) before provision (credit) for income taxes        (366)        (64.1)        336         23.3
Provision (credit) for income taxes                             (109)        (19.1)        160         11.1
                                                           ---------         -----       -----        -----
Net income (loss)                                          $    (257)        (45.0)%     $ 176         12.2%
                                                           =========         =====       =====        =====

      The Other segment consists of the Company's Canadian automobile Loan business, floorplan, and secured line of credit financing businesses. Effective June 30, 2003, the Company decided to stop originating Loans in Canada. As a result, the average size of the Loan portfolio in Canada has declined significantly. The Company has also decided to significantly reduce its floorplan and secured line of credit portfolios since 2001. The decline in the revenues and expenses were primarily a result of these decisions, except as discussed below.

      Provision for Credit Losses. The provision for credit losses increased to $400,000 and $600,000 for the three and six months ended June 30, 2004 from a negligible amount and $300,000 for the same periods in 2003. The provision for credit losses consists of four components: (i) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period,
(ii) a provision to reflect losses inherent in the Company's Loan portfolio,
(iii) a provision for losses on secured lines of credit, and (iv) a provision for losses on floorplan receivables. The increase in the provision for credit losses for the three and six months ended June 30, 2004 compared to the same periods in 2003 is primarily the result of increases of $300,000 in provisions for losses on the secured lines of credit and floorplan receivables portfolios during each period of 2004.

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

(Dollars in thousands)                               THREE MONTHS                           THREE MONTHS
                                                        ENDED                                  ENDED
                                                       JUNE 30,         % OF AVERAGE          JUNE 30,         % OF AVERAGE
                                                         2004            CAPITAL (1)            2003             CAPITAL (1)
                                                         ----            -----------            ----             -----------
REVENUE:
Finance charges                                       $   33,731            28.2%            $   26,431            24.1%
Ancillary product income                                   2,459             2.1                  4,233             3.9
Lease revenue                                                405             0.3                  1,784             1.6
Other income                                               4,694             3.9                  3,598             3.3
                                                      ----------            ----             ----------            ----
     Total revenue                                        41,289            34.5                 36,046            32.9
COSTS AND EXPENSES:
Salaries and wages                                         8,963             7.5                  8,687             7.9
General and administrative                                 5,214             4.4                  5,272             4.8
Provision for credit losses                                2,187             1.8                  2,863             2.6
Sales and marketing                                        2,474             2.1                  2,483             2.3
United Kingdom asset impairment expense                        -               -                 10,493             9.6
Interest                                                   2,373             2.0                  1,401             1.3
Stock-based compensation expense                             864             0.7                  1,428             1.3
Other expense                                                324             0.3                  1,376             1.3
                                                      ----------            ----             ----------            ----
     Total costs and expenses                             22,399            18.7                 34,003            31.0
                                                      ----------            ----             ----------            ----
Operating income                                          18,890            15.8                  2,043             1.9
Foreign exchange gain                                        906             0.8                     14               -
                                                      ----------            ----             ----------            ----
Income before provision for income taxes                  19,796            16.5                  2,057             1.9
Provision for income taxes                                 7,190             6.0                  1,049             1.0
                                                      ----------            ----             ----------            ----
Net income                                            $   12,606            10.5%            $    1,008             0.9%
                                                      ==========            ====             ==========            ====
Average capital (1)                                   $  478,593                             $  438,561

                                                 SIX MONTHS                       SIX MONTHS
                                                   ENDED                            ENDED
                                                  JUNE 30,      % OF AVERAGE       JUNE 30,      % OF AVERAGE
(Dollars in thousands)                              2004         CAPITAL (1)         2003         CAPITAL (1)
                                                ------------    ------------     ------------    ------------
REVENUE:
Finance charges                                 $     60,964            26.1%    $     50,687            23.4%
Ancillary product income                               5,325             2.3            9,966             4.6
Lease revenue                                          1,051             0.5            4,120             1.9
Other income                                           9,470             4.1            8,258             3.8
                                                ------------    ------------     ------------    ------------
    Total revenue                                     76,810            32.9           73,031            33.7
COSTS AND EXPENSES:
Salaries and wages                                    17,759             7.6           17,204             7.9
General and administrative                            10,969             4.7           10,812             5.0
Provision for credit losses                           14,734             6.3            7,051             3.2
Sales and marketing                                    5,017             2.1            4,660             2.1
United Kingdom asset impairment expense                    -               -           10,493             4.8
Interest                                               4,973             2.1            2,997             1.4
Stock-based compensation expense                       1,430             0.6            1,803             0.8
Other expense                                            781             0.3            3,023             1.4
                                                ------------    ------------     ------------    ------------
    Total costs and expenses                          55,663            23.8           58,043            26.8
                                                ------------    ------------     ------------    ------------
Operating income                                      21,147             9.1           14,988             6.9
Foreign exchange gain                                  1,057             0.5               29               -
                                                ------------    ------------     ------------    ------------
Income before provision for income taxes              22,204             9.5           15,017             6.9
Provision for income taxes                             8,068             3.5            5,416             2.5
                                                ------------    ------------     ------------    ------------
Net income                                      $     14,136             6.1%    $      9,601             4.4%
                                                ============    ============     ============    ============
Average capital (1)                             $    467,005                     $    433,945

      (1) Average capital is equal to the average amount of debt and equity during the period, each calculated in accordance with generally accepted accounting principles. The calculation of average capital follows:

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                ----------------------------    ----------------------------
(Dollars in thousands)                              2004            2003            2004            2003
                                                ------------    ------------    ------------    ------------
Average debt                                    $    164,338    $    101,821    $    145,580    $    101,147
Average shareholders' equity                         314,255         336,740         321,425         332,798
                                                ------------    ------------    ------------    ------------
Average capital                                 $    478,593    $    438,561    $    467,005    $    433,945
                                                ============    ============    ============    ============

RETURN ON CAPITAL ANALYSIS

      Return on capital is equal to net operating profit after-tax (net income plus interest expense after-tax) divided by average capital as follows:

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30,                          JUNE 30,
                                                -----------------------------     -----------------------------
(Dollars in thousands)                              2004             2003             2004             2003
                                                ------------     ------------     ------------     ------------
Net income                                      $     12,606     $      1,008     $     14,136     $      9,601
Interest expense after-tax                             1,542              911            3,232            1,948
                                                ------------     ------------     ------------     ------------
Net operating profit after-tax                        14,148            1,919           17,368           11,549
                                                ============     ============     ============     ============
Average capital                                 $    478,593     $    438,561     $    467,005     $    433,945
                                                ============     ============     ============     ============
Return on capital                                       11.8%             1.7%             7.4%             5.3%

      The increase in the Company's return on capital for the three months ended June 30, 2004 compared to the same period in 2003 was primarily the result of:
(i) an increase in the return on capital in the United Kingdom to 4.1% in 2004 from (55.3%) in 2003 primarily due to the asset impairment expense recognized during 2003, as discussed further in connection with the United Kingdom results of operations, (ii) an increase in the return on capital in the United States to 12.2% in 2004 from 10.3% in 2003 primarily due to an increase in the average annualized yield on the Loan portfolio and a decrease in operating expenses as a percentage of capital, partially offset by a decrease in ancillary product income as a percentage of capital, as discussed further in connection with the United States results of operations, and (iii) an increase in the percentage of average total capital invested in the United States to 94.7% in 2004 from 82.5% in 2003.

      The increase in the Company's return on capital for the six months ended June 30, 2004 compared to the same period in 2003 was primarily the result of:
(i) an increase in the return on capital in the United Kingdom to 3.8% in 2004 from (21.3%) in 2003 primarily due to the asset impairment expense recognized during 2003, as discussed further in connection with the United Kingdom results of operations and (ii) an increase in the percentage of average total capital invested in the United States, the Company's business segment with the highest return on capital, to 93.5% in 2004 from 80.8% in 2003. Partially offsetting these items that positively impacted the Company's 2004 return on capital was a decrease in the return on capital in the United States to 7.5% in 2004 from 9.9% in 2003 primarily due to an increase in the provision for credit losses as a percentage of average capital and a decrease in ancillary product income as a percentage of average capital, partially offset by a decrease in operating expenses as a percentage of capital, as discussed in connection with the United States results of operations.

ECONOMIC PROFIT

      The Company defines economic profit as net operating profit after-tax less an imputed cost of equity. Economic profit measures how efficiently the Company utilizes its total capital, both debt and equity. To consider the cost of both debt and equity, the Company's calculation of economic profit deducts from net income as determined under GAAP a cost of equity equal to 10% of average equity, which approximates the S&P 500's rate of return since 1965. Management uses economic profit to assess the Company's performance as well as to make capital allocation decisions. Management believes this information is important to shareholders because it allows shareholders to compare the returns earned by the Company investing capital in its core business with the return they could expect if the Company returned capital to shareholders and they invested in other securities. The Company generated an economic profit (loss) of $4,750,000, or $0.11 per diluted share, and ($1,935,000), or ($0.05) per diluted share, for the three and six months ended June 30, 2004, respectively, compared to ($7,411,000), or ($0.17) per diluted share, and ($7,039,000), or ($0.17) per diluted share, for the same periods in 2003, respectively.

      The following table presents the calculation of the Company's economic profit (loss) for the periods indicated (dollars in thousands, except per share data):

                                                 FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                ----------------------------    ----------------------------
                                                    2004            2003            2004            2003
                                                ------------    ------------    ------------    ------------
ECONOMIC PROFIT
Net income (1)                                  $     12,606    $      1,008    $     14,136    $      9,601
Imputed cost of equity at 10% (2)                     (7,856)         (8,419)        (16,071)        (16,640)
                                                ------------    ------------    ------------    ------------
           Total economic profit (loss)         $      4,750    $     (7,411)   $     (1,935)   $     (7,039)
                                                ============    ============    ============    ============
Diluted weighted average shares outstanding       41,413,308      42,868,265      41,790,255      42,629,844
Economic profit (loss) per share (3)            $       0.11    $      (0.17)          (0.05)          (0.17)

      (1) Consolidated net income from the Consolidated Statement of Income. See "Item 1. Consolidated Financial Statements."

      (2) Cost of equity is equal to 10% (on an annual basis) of average shareholders' equity, which was $314,255,000 and $321,425,000 for the three months and six months ended June 30, 2004, respectively, and $336,740,000 and $332,798,000 for the same periods in 2003.

      (3) Economic profit (loss) per share equals the economic profit (loss) divided by the diluted weighted average number of shares outstanding.

CRITICAL ACCOUNTING POLICIES

      The Company's consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the recognition of finance charge revenue and the allowance for credit losses. Item 7 of the Company's Annual Report on Form 10-K discusses several critical accounting policies, which the Company believes involve a high degree of judgment and complexity. See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for material changes to the estimates and judgments associated with the finance charge revenue, allowance for credit losses, and ancillary product income accounting policies during the three months ended March 31, 2004. There were no material changes to the estimates and assumptions associated with these accounting policies during the three months ended June 30, 2004.

LOSS EXPERIENCE

      The following sets forth the components of the provision for credit losses, charge-offs related to the Company's Loan portfolio, and the allowance for credit losses as a percentage of gross Loans receivable:

                                                 THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                ----------------------------   ----------------------------
(Dollars in thousands)                              2004            2003           2004            2003
                                                ------------    ------------   ------------    ------------
Provision for credit losses:
  Loans receivable (1)                          $      1,894    $      2,292   $     14,106    $      5,302
  Leased vehicles                                          -             555              -           1,193
  Other                                                  293              16            628             556
                                                ------------    ------------   ------------    ------------
    Total provision for credit losses           $      2,187    $      2,863   $     14,734    $      7,051
                                                ============    ============   ============    ============

Net charge-offs related to the Company's
Loan portfolio absorbed through:

  Dealer holdbacks                              $     51,440    $     43,682   $    107,185    $     94,588
  Unearned finance charges                            12,860          10,920         26,796          23,647
  Allowance for credit losses (2)                       (219)            966         (4,807)          1,987
                                                ------------    ------------   ------------    ------------
    Total net charge-offs                       $     64,081    $     55,568   $    129,174    $    120,222
                                                ============    ============   ============    ============

      (1) The increase in provision for credit losses for the six months ended June 30, 2004 was primarily due to: (i) the Company's change in estimate for recording losses on its Loan portfolio which now considers estimated future dealer holdback payments in its analysis of Loan impairment, and (ii) credit losses associated with the Company's revised methodology for calculating finance charge income and the related provision for earned but unpaid servicing fees, both as discussed in Note 2 to the consolidated financial statements.

      (2) The net recoveries for the three and six months ended June 30, 2004 are primarily the result of changes to the Company's write-off policy, which were implemented in the third quarter of 2003.

      The allowance for credit losses as a percentage of gross Loans receivable was 3.1% and 1.7% at June 30, 2004 and December 31, 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of capital are cash flows from operating activities, collections on Loans receivable and borrowings under the Company's line of credit and secured financings. The Company's principal need for capital is to fund cash advances made to dealer-partners in connection with the acceptance of Loans and for the payment of dealer holdbacks to dealer-partners.

      The Company's cash and cash equivalents decreased to $28.4 million as of June 30, 2004 from $36.0 million at December 31, 2003 and the Company's total balance sheet indebtedness increased to $171.3 million at June 30, 2004 from $106.5 million at December 31, 2003. These changes are primarily a result of $50.7 million in stock repurchases during the first quarter of 2004 and an increase in advances to dealers resulting from an increase in Loan originations during the period. In the fourth quarter of 2003, the Board of Directors authorized the repurchase of 2.6 million common shares through a modified Dutch tender offer. Upon expiration of the tender offer in January 2004, the Company repurchased 2.2 million shares at a cost of $37.4 million.

The following table summarizes the Company's stock repurchases for the three months ended June 30, 2004:

                                                                     TOTAL NUMBER OF          MAXIMUM NUMBER
                                                                   SHARES PURCHASED AS      OF SHARES THAT MAY
                            TOTAL NUMBER                            PART OF PUBLICLY         YET BE PURCHASED
                             OF SHARES             AVERAGE PRICE     ANNOUNCED PLANS          UNDER THE PLANS
   PERIOD                    PURCHASED            PAID PER SHARE       OR PROGRAMS            OR PROGRAMS (A)
----------                  ------------          --------------   -------------------      ------------------
April 2004                             -          $            -                     -                 756,231
May 2004                               -                       -                     -                 756,231
June 2004                              -                       -                     -                 756,231
                            ------------          --------------   -------------------
                                       -          $            -                     -
                            ============          ==============   ===================

      (a) On August 5, 1999 the Company announced a stock repurchase program of up to 1,000,000 shares of the Company's common stock. The program authorized the Company to purchase common shares in the open market or in privately negotiated transactions at price levels the Company deems attractive. Since August 1999, the board of directors has authorized several increases to the stock repurchase program, the most recent occurring on March 10, 2004, which increased the total number of shares authorized to be repurchased to 7,000,000 shares.

      Line of Credit Facility. At June 30, 2004, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 9, 2006. The agreement provides that, at the Company's discretion, interest is payable at either the eurodollar rate plus 130 basis points (2.40% at June 30, 2004), or at the prime rate (4.0% at June 30, 2004). The eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of advances to dealer-partners (as reflected in the consolidated financial statements and related notes) plus 65% of Loans purchased by the Company (not to exceed $13.0 million), less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay annual and quarterly fees on the amount of the commitment. As of June 30, 2004, there was $30.6 million outstanding under this facility. There were no amounts outstanding under this facility as of December 31, 2003. The weighted average interest rate on line of credit borrowings outstanding as of June 30, 2004 was 2.9%.

      Secured Financing. In the second quarter of 2003, the Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2003-1 ("Funding 2003-1"), completed a secured financing transaction, in which Funding 2003-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2003-1, dealer-partner advances having a carrying amount of approximately $134.0 million to Funding 2003-1, which, in turn, conveyed the advances to a trust, which issued $100.0 million in notes to qualified institutional investors. A financial insurance policy was issued in connection with the transaction. The policy guarantees the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes are rated "AA" by Standard & Poor's Rating Services. The proceeds of the conveyance to Funding 2003-1 were used by the Company to reduce outstanding borrowings under the Company's line of credit. Until December 15, 2003, the Company and Funding 2003-1 received additional proceeds from the transaction by having the Company convey additional dealer-partner advances to Funding 2003-1 that were then conveyed by Funding 2003-1 to the trust and used by the trust as collateral to support additional borrowings. Additional dealer-partner advances having a carrying amount of approximately $35.0 million were conveyed by the Company after the completion of the initial funding. After December 15, 2003, the debt outstanding under the facility began to amortize. The total expected term of the facility is 16 months. The secured financing creates loans for which the trust is liable and which are secured by all the assets of the trust and of Funding 2003-1. Such loans are non-recourse to the Company, even though the trust, Funding 2003-1 and the Company are consolidated for financial reporting purposes. The notes bear interest at a fixed rate of 2.77%. The expected annualized cost of the secured financing, including underwriters fees, the insurance premium and other costs is approximately 6.8%. As Funding 2003-1 is organized as a separate legal entity from the Company, assets of Funding 2003-1 (including the conveyed dealer-partner advances) will not be available to satisfy the general obligations of the Company. All the assets of Funding 2003-1 have been encumbered to secure Funding 2003-1's obligations to its creditors. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed dealer-partner advances and related Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of such collections until the trust's underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness. Thereafter, remaining collections would be paid over to Funding 2003-1 as the sole beneficiary of the trust where they would be available to be distributed to the Company as the sole member of Funding 2003-1, or the Company may choose to cause Funding 2003-1 to repurchase the remaining dealer-partner advances from the trust and then dissolve, whereby the Company would become the owner of such remaining collections. As of June 30, 2004 and December 31, 2003, there was $30.4 million and $100.0 million, respectively, outstanding under this facility.

      In the third quarter of 2003, the Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. II ("Warehouse Funding" or "2003-2"), completed a revolving secured financing transaction with an institutional investor, in which Warehouse Funding may receive up to $100.0 million in financing when the Company conveys dealer-partner advances to Warehouse Funding for equity in Warehouse Funding. Warehouse Funding will in turn pledge the dealer-partner advances as collateral to the institutional investor to secure loans that will fund the cash portion of the purchase price of the dealer-partner advances. During the second quarter of 2004, $111.7 million in dealer-partner advances were contributed, resulting in $80 million in additional financing proceeds. This revolving facility allows conveyances of dealer-partner advances by the Company and related borrowing by Warehouse Funding in which Warehouse Funding will receive 70% of the net book value of the contributed dealer-partner advances up to the $100.0 million facility limit. The facility has a commitment period through September 28, 2004. Provided that the commitment is renewed, there is a requirement that any amounts outstanding under the facility be refinanced, and the facility paid to zero, by December 23, 2004. If this does not occur, the transaction will cease to revolve, will amortize as collections are received and, at the option of the institutional investor, may be subject to acceleration and foreclosure. Upon completion of the refinancing and pay down, the full facility will again be available to Warehouse Funding. Although Warehouse Funding will be liable for any secured financing under the facility, the loans will be non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes. Such loans will bear interest at a floating rate equal to the commercial paper rate plus 65 basis points, which has been limited to a maximum rate of 6.25% through an interest rate cap agreement executed in the fourth quarter of 2003. As Warehouse Funding is organized as a separate special purpose legal entity from the Company, assets of Warehouse Funding (including the conveyed dealer-partner advances) will not be available to satisfy the general obligations of the Company. All the assets of Warehouse Funding have been encumbered to secure Warehouse Funding's obligations to its creditors. The Company will receive a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed dealer-partner advances and related Loans. Except for the servicing fee and payments due to dealer-partners, the Company will not receive, or have any rights in, any portion of such collections until Warehouse Funding's underlying indebtedness is paid in full either through collections or through a prepayment of the indebtedness. There were no amounts outstanding under this facility as of December 31, 2003. As of June 30, 2004, there was $100.0 million outstanding under this facility.

      The Company has completed a total of ten secured financing transactions, eight of which have been repaid in full. Information about the currently outstanding secured financing transactions is as follows (dollars in thousands):

                                                                                                Balance as
                                                      Secured Financing     Secured Dealer      Percent of
Issue                                      Facility      Balance at       Advance Balance at     Original
Number                       Close Date     Limit       June 30, 2004        June 30, 2004       Balance
------                    --------------   --------   -----------------   ------------------    ----------
2003-1                         June 2003   $100,000   $          30,428*  $           82,777            30%
2003-2                    September 2003   $100,000             100,000              145,645           n/a

* Anticipated to fully amortize by October 31, 2004.

      Mortgage Loan. The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $8.6 million and $5.4 million outstanding on this loan as of June 30, 2004 and December 31, 2003, respectively. During the quarter, the loan, which matures on June 9, 2009, was refinanced and increased by $3.5 million under similar terms and conditions. The loan bears interest at a fixed rate of 5.35%, and requires monthly payments of $92,156 and a balloon payment at maturity for the balance of the loan.

      Capital Lease Obligations. As of June 30, 2004, the Company has various capital lease obligations outstanding for computer equipment, with monthly payments totaling $59,000. These capital lease obligations bear interest at rates ranging from 4.45% to 9.31% and have maturity dates between October 2004 and March 2008.

      In addition to the balance sheet indebtedness as of June 30, 2004, the Company also has contractual obligations resulting in future minimum payments under operating leases. A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                                                     PERIOD OF REPAYMENT
                                                     ----------------------------------------------------
CONTRACTUAL OBLIGATIONS                               < 1 YEAR     1-3 YEARS     3-5 YEARS      > 5 YEARS       TOTAL
                                                     ----------    ----------    ----------    ----------    ----------
Long-term debt obligations                           $  131,086    $   32,803    $    5,689    $        -    $  169,578
Capital lease obligations                                   203         1,403            98             -         1,704
Operating lease obligations                                 510         1,459           348             -         2,317
Purchase obligations (1)                                     73           146             -             -           219
Other long-term obligations (2) (3)                           -             -             -             -             -
                                                     ----------    ----------    ----------    ----------    ----------
                  Total contractual obligations      $  131,872    $   35,811    $    6,135    $        -    $  173,818
                                                     ==========    ==========    ==========    ==========    ==========

      (1) Purchase obligations consist of commitments that the Company entered into in June 2004 for two 36 month capital lease obligations for computer equipment commencing in July 2004.

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

      Liquidation of Non-Core Businesses. As of June 30, 2004, the Company expects to receive approximately $19.0 million from the liquidation of its United Kingdom, Canadian, and Automobile Leasing businesses. The expected liquidation proceeds have been determined based on the Company's forecast of cash inflows and outflows during the estimated remaining years of operation for each business. Detail of expected future net liquidation proceeds follows:

                                                             AS OF
(Dollars in thousands)                                   JUNE 30, 2004
                                                         -------------
United Kingdom                                           $      15,900
Canada                                                           2,200
Automobile Leasing                                                 900
                                                         -------------
                                                         $      19,000
                                                         =============

      The Company intends to utilize proceeds from businesses being liquidated to: (i) fund dealer-partner advances on Loans originated in the United States and (ii) fund share repurchases. During the second quarter of 2004, the Company received $7.6 million in liquidation proceeds.

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

FORWARD-LOOKING STATEMENTS

     The Company makes forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. It may also make forward-looking statements in its press releases or other public or shareholder communications. The Company's forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations. When the Company uses any of the words "believes," "expects," "anticipates," "assumptions," "forecasts," "estimates" or similar expressions, it is making forward-looking statements.

      The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. These forward-looking statements represent the Company's outlook only as of the date of this report. While the Company believes that its forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the following:

      - the Company's potential inability to accurately forecast and estimate the amount and timing of future collections,

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

      Other factors not currently anticipated by management may also materially and adversely affect the Company's results of operations. The Company does not undertake, and expressly disclaims any obligation, to update or alter its statements whether as a result of new information, future events or otherwise, except as required by applicable law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

      Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2003 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer (acting as its principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer (acting as its principal financial officer) concluded that the Company's disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

      (b)   Reports on Form 8-K

            The Company filed a current report on Form 8-K pursuant to Items 5, 7 and 12, dated May 10, 2004, reporting that the Company issued a press release announcing that it was filing a Form 12b-25 with the Securities and Exchange Commission to extend the filing date of its quarterly report on Form 10-Q for the period ended March 31, 2004, a copy of which was filed as Exhibit 99.1.

            The Company filed a current report on Form 8-K pursuant to Items 7 and 12, dated May 14, 2004, reporting that the Company issued a press release announcing its financial results for the three months ended March 31, 2004, a copy of which was filed as Exhibit 99.1.

            The Company filed a current report on Form 8-K pursuant to Items 5 and 7, dated May 19, 2004, reporting that the Company issued a press release announcing the appointments of Chief Accounting Officer and Treasurer, a copy of which was filed as Exhibit 99.1.

            The Company filed a current report on Form 8-K pursuant to Items 9 and 12, dated May 25, 2004, furnishing materials which were prepared for inclusion on its investor relations website, a copy of which was filed as Exhibit 99.1

            The Company filed a current report on Form 8-K pursuant to Items 5 and 7, dated June 9, 2004, reporting that the Company issued a press release announcing that it has extended the maturity of its $135 million credit agreement, a copy of which was filed as Exhibit 99.1.

            No financial statements were filed with the Forms 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CREDIT ACCEPTANCE CORPORATION
                           (Registrant)

                           By: /s/ Kenneth S. Booth
                           ----------------------------------------
                           Kenneth S. Booth
                           Chief Accounting Officer
                           August 4, 2004

                           (acting as Principal Financial Officer,
                           Principal Accounting Officer and Duly
                           Authorized Officer)

                                INDEX OF EXHIBITS

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
4 (c)(13)   Third Amended and Restated Credit Agreement, dated as of June 9,
            2004, among the Company, certain of the Company's subsidiaries, Comerica Bank, as Administrative Agent and Collateral Agent, and the banks signatory thereto.

4 (g)(7) Release and Fourth Amendment To Second Amended and Restated Security Agreement, dated June 9, 2004 between Comerica Bank, as Collateral Agent and the Company.

4 (g)(8) Fifth Amendment To Second Amended and Restated Security Agreement, dated June 30, 2004 between Comerica Bank, as Collateral Agent and the Company.

10(q) Credit Acceptance Corporation Incentive Compensation Plan, effective April 1, 2004

31(a) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31(b) Certification of Chief Accounting Officer (acting as principal financial officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32(a)       Certification of Chief Executive Officer, pursuant to 18 U.S.C.
            Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

32(b) Certification of Chief Accounting Officer (acting as principal financial officer), pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.