Form 10-Q
period 2004-09-30
CREDIT ACCEPTANCE CORPORATION
filed 2004-11-02
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to________

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

The number of shares outstanding of Common Stock, par value $.01, on October 31, 2004 was 36,807,982.

                                TABLE OF CONTENTS

                         PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
          Consolidated Income Statements -
            Three and nine months ended September 30, 2004 and September 30, 2003   1
          Consolidated Balance Sheets -
            As of September 30, 2004 and December 31, 2003                          2
          Consolidated Statements of Cash Flows -
            Nine months ended September 30, 2004 and September 30, 2003             3
          Notes to Consolidated Financial Statements                                4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                                   11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS                 29

ITEM 4. CONTROLS AND PROCEDURES                                                     29

                          PART II. - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS             30

ITEM 6. EXHIBITS                                                                    30

SIGNATURE                                                                           31

INDEX OF EXHIBITS                                                                   32

                         PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             SEPTEMBER 30,            SEPTEMBER 30,
                                                       -----------------------   -----------------------
(Dollars in thousands, except per share data)              2004        2003          2004        2003
                                                       ----------- -----------   ----------- -----------
Revenue:
  Finance charges                                      $    34,830 $    25,770   $    95,790 $    76,457
  Ancillary product income                                   3,047       4,369         8,373      14,336
  Lease revenue                                                271       1,251         1,323       5,371
  Other income                                               5,051       4,609        14,523      12,866
                                                       ----------- -----------   ----------- -----------
     Total revenue                                          43,199      35,999       120,009     109,030
                                                       ----------- -----------   ----------- -----------
COSTS AND EXPENSES:
    Salaries and wages                                       9,807       7,879        27,566      25,083
    General and administrative                               5,181       4,679        15,601      15,361
    Provision for credit losses                              2,098       2,303        16,832       9,354
    Sales and marketing                                      3,026       2,023         8,591       6,813
    Interest                                                 2,846       2,267         7,820       5,264
    Stock-based compensation expense                           747       1,027         2,178       2,830
    United Kingdom asset impairment                              -           -             -      10,493
    Other expense                                              270       1,182         1,050       4,205
                                                       ----------- -----------   ----------- -----------
       Total costs and expenses                             23,975      21,360        79,638      79,403
                                                       ----------- -----------   ----------- -----------
Operating income                                            19,224      14,639        40,371      29,627
   Foreign exchange gain (loss)                                674      (1,066)        1,731      (1,037)
                                                       ----------- -----------   ----------- -----------
Income before provision for income taxes                    19,898      13,573        42,102      28,590
   Provision for income taxes                                7,156       4,755        15,224      10,171
                                                       ----------- -----------   ----------- -----------
Net income                                             $    12,742 $     8,818   $    26,878 $    18,419
                                                       =========== ===========   =========== ===========
Net income per common share:
   Basic                                               $      0.33 $      0.21   $      0.69 $      0.44
                                                       =========== ===========   =========== ===========
   Diluted                                             $      0.31 $      0.20   $      0.65 $      0.43
                                                       =========== ===========   =========== ===========
Weighted average shares outstanding:
   Basic                                                38,679,011  42,315,027    39,234,974  42,329,722
   Diluted                                              40,943,604  43,959,924    41,506,320  43,247,518

          See accompanying notes to consolidated financial statements.

                         CREDIT ACCEPTANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                AS OF
                                                                                --------------------------------------
(Dollars in thousands, except per share data)                                   SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                                                                ------------------   -----------------
                                         ASSETS:
Cash and cash equivalents                                                            $    20,254       $  36,044

Loans receivable                                                                       1,017,050         875,417
Allowance for credit losses                                                              (37,559)        (17,615)
                                                                                     -----------       ---------
  Loans receivable, net                                                                  979,491         857,802
                                                                                     -----------       ---------
Notes, lines of credit and floorplan receivables, net (including $1,635 and $1,583
 from affiliates as of September 30, 2004 and December 31, 2003, respectively)             4,868           6,562
Investment in operating leases, net                                                        1,379           4,447
Property and equipment, net                                                               19,588          18,503
Income taxes receivable                                                                    1,188           5,795
Other assets                                                                              17,387          14,627
                                                                                     -----------       ---------
  Total Assets                                                                       $ 1,044,155       $ 943,780
                                                                                     ===========       =========
                          LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Accounts payable and accrued liabilities                                              $ 41,388        $ 33,117
  Dealer holdbacks, net                                                                  501,161         423,861
  Line of credit                                                                          58,700               -
  Secured financing                                                                      140,000         100,000
  Mortgage note and capital lease obligations                                             10,148           6,467
  Deferred income taxes, net                                                               9,765          24,529
                                                                                     -----------       ---------
    Total Liabilities                                                                    761,162         587,974
                                                                                     -----------       ---------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued                    -               -
  Common stock, $.01 par value, 80,000,000 shares authorized, 36,807,382 and
   42,128,087 shares issued and outstanding as of September 30, 2004 and
   December 31, 2003, respectively                                                           368             421
  Paid-in capital                                                                         26,644         125,078
  Retained earnings                                                                      253,917         227,039
  Accumulated other comprehensive income - cumulative translation adjustment               2,064           3,268
                                                                                     -----------       ---------
  Total Shareholders' Equity                                                             282,993         355,806
                                                                                     -----------       ---------
  Total Liabilities and Shareholders' Equity                                         $ 1,044,155       $ 943,780
                                                                                     ===========       =========

          See accompanying notes to consolidated financial statements.

                         CREDIT ACCEPTANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      ---------------------
                                                                         2004        2003
(Dollars in thousands)                                                ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                          $  26,878   $  18,419
  Adjustments to reconcile cash provided by operating activities:
     Provision for credit losses                                         16,832       9,354
     Depreciation                                                         4,392       6,528
     Loss on retirement of property and equipment                           156           -
     Foreign currency (gain) loss on forward contracts                   (1,734)      1,080
     Provision (credit) for deferred income taxes                       (14,764)      7,576
     Stock-based compensation expense                                     2,178       2,830
     United Kingdom asset impairment                                          -      10,493
  Change in operating assets and liabilities:
     Accounts payable and accrued liabilities                             9,747       4,437
     Income taxes receivable/payable                                      4,607      (3,556)
     Lease payment receivable                                                99       1,484
     Unearned commissions, insurance premiums and reserves                  198        (370)
     Other assets                                                        (2,760)        556
                                                                      ---------   ---------
       Net cash provided by operating activities                         45,829      58,831
                                                                      ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments - held to maturity                                  -      (9,616)
  Principal collected on Loans receivable                               326,301     260,566
  Advances to dealers                                                  (348,060)   (279,039)
  Payments of dealer holdbacks                                          (24,121)    (22,275)
  Accelerated payments of dealer holdbacks                              (14,673)     (7,702)
  Operating lease liquidations                                            2,109       4,758
  Decrease in notes, lines of credit and floorplan receivables            1,086       3,721
  Purchases of property and equipment                                    (3,206)     (1,303)
                                                                      ---------   ---------
       Net cash used in investing activities                            (60,564)    (50,890)
                                                                      ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under lines of credit                      58,700     (43,555)
  Proceeds from secured financings                                      140,000     100,000
  Repayments of secured financings                                     (100,000)    (58,153)
  Principal payments under capital lease obligations                       (847)       (680)
  Proceeds from mortgage note refinancing                                 3,540           -
  Repayment of mortgage note                                               (579)       (577)
  Repurchase of common stock                                           (104,299)     (4,740)
  Proceeds from stock options exercised                                   3,634         614
                                                                      ---------   ---------
      Net cash provided by (used in) financing activities                   149      (7,091)
                                                                      ---------   ---------
      Effect of exchange rate changes on cash                            (1,204)      1,134
                                                                      ---------   ---------
  Net (decrease) increase in cash and cash equivalents                  (15,790)      1,984
    Cash and cash equivalents, beginning of period                       36,044      13,466
                                                                      ---------   ---------
    Cash and cash equivalents, end of period                          $  20,254   $  15,450
                                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON- CASH TRANSACTIONS:
  Property and equipment acquired through capital lease obligations   $   2,150   $      27
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

      Ancillary Product Income. The Company has relationships with third party vehicle service contract administrators ("TPAs") whereby the TPAs process claims on vehicle service contracts underwritten by third party insurers. The Company receives a commission for all such vehicle service contracts sold by its dealer-partners. The Company refers to dealers participating in the Company's financing program and sharing the Company's commitment to changing customers' lives as "dealer-partners". The Company recognizes the commission received from the TPAs in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Through December 31, 2003, the Company recognized ancillary product income for commissions received on the sale of third party vehicle service contracts upon the sale of the vehicle service contracts since
(i) delivery of the vehicle service contract occurs at this time, (ii) the Company bears no further obligation under the vehicle service contract and (iii) the Company's commission is not subject to refund. During the first quarter of 2004, the Company entered into agreements with two new TPAs. The two new agreements differ from the prior agreement in three material respects: (i) the new agreements provide a commission to the Company on all vehicle service contracts sold by its dealer-partners, regardless of whether the vehicle service contract is financed by the Company, (ii) the new agreements pay a higher commission on vehicle service contracts financed by the Company, and (iii) the new agreements allow the Company to participate in underwriting profits depending on the level of future claims paid. Since the commission paid on financed vehicle service contracts is higher than the commission paid on non-financed vehicle service contracts, the Company concluded this

2.    SIGNIFICANT ACCOUNTING POLICIES - (CONCLUDED)

difference in commission rates was evidence of a multiple element revenue arrangement as defined under the provisions of SAB 104 and EITF 00-21, "Revenue Arrangements with Multiple Elements". As a result, the Company considers the amount received from TPAs for financed vehicle service contracts to be comprised of two components, a component relating to the fair value of the commission (a "broker fee") and a larger component relating to providing the financing on the related Loan (a "financing premium").

      The two new agreements also require that net premiums on the vehicle service contracts be placed in trust accounts by the TPA. Funds in the trust accounts are utilized by the TPA to pay claims on the vehicle service contracts. Underwriting profits, if any, on the vehicle service contracts are distributed to the Company after the term of the vehicle service contracts have expired. Under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the Company is considered the primary beneficiary of the trusts. As a result, the assets and liabilities of the trusts have been consolidated on the Company's balance sheet. As of September 30, 2004, the trusts had $4.2 million in cash available to pay claims and a related claims reserve of $4.2 million. The cash is included in cash and cash equivalents and the claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets. A third party insures claims in excess of available funds in the trust accounts.

      Beginning January 1, 2004, broker fees generated under the two new agreements will be recognized over the life of the related vehicle service contract. Broker fees generated under the old agreement, which does not meet the requirements for consolidation under FIN 46, will be recognized upon the sale of the vehicle service contract. Under all three agreements, the financing premium will be deferred and recognized over the life of the underlying Loan as an adjustment to the yield consistent with the Company's accounting for finance charges under the interest method.

      Under the new policy, the Company recognized $2.9 million and $7.2 million in income during the three and nine months ended September 30, 2004, respectively, and deferred $4.4 million and $12.0 million of financing premiums and broker fees for the three and nine months ended September 30, 2004, respectively. The Company estimates the deferred portion will be recognized as follows (in thousands):

                             THREE MONTHS ENDED     NINE MONTHS ENDED
                             SEPTEMBER 30, 2004    SEPTEMBER 30, 2004
                             ------------------    ------------------
Fourth quarter of 2004            $   622               $ 1,871
2005                                2,064                 6,058
2006                                1,314                 3,462
2007                                  369                   633
                                  -------               -------
                                  $ 4,369               $12,024
                                  =======               =======

      Loans Receivable and Allowance for Credit Losses. The Company maintains an allowance for credit losses that covers: (i) losses inherent in the Company's Loan portfolio, and (ii) earned but unpaid revenue on Loans in non-accrual status. Losses inherent in the Company's Loan portfolio result from Loans receivable determined to be uncollectible or that have expected future collections less than the full contractual amount, less any losses absorbed by dealer holdbacks. By definition, these losses equal the amount by which advances to dealer-partners plus accrued income (the "net investment") exceed the net present value of estimated future cash flows related to the Loans receivable less the present value of estimated dealer holdback payments.

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

3.       LOANS RECEIVABLE

         Loans receivable consisted of the following (in thousands):

                                                                                  AS OF
                                                                 ---------------------------------------
                                                                 SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                                 ------------------    -----------------
Gross Loans receivable                                              $ 1,222,733            $ 1,035,681
Unearned finance charges                                               (202,928)              (157,707)
Unearned commissions, insurance premiums and reserves                    (2,755)                (2,557)
                                                                    -----------            -----------
Loans receivable                                                    $ 1,017,050            $   875,417
                                                                    ===========            ===========
Non-accrual Loans                                                   $   216,131            $   203,598
                                                                    ===========            ===========
Non-accrual Loans as a percent of gross Loans receivable                   17.7%                  19.7%
                                                                    ===========            ===========

A summary of the changes in gross Loans receivable is as follows (in thousands):

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                               -----------------------------------------------------
                                                  2004          2003          2004          2003
                                               -----------   -----------   -----------   -----------
Balance, beginning of period                   $ 1,169,468   $ 1,011,410   $ 1,035,681   $   912,963
Gross amount of Loans accepted                     240,236       188,815       754,635       614,926
Net cash collections on Loans                     (143,884)     (120,828)     (425,012)     (360,480)
Charge-offs *                                      (72,467)      (67,223)     (218,311)     (187,445)
Recoveries *                                         7,599         7,120        24,269         7,120
Other fees                                          21,895        15,068        52,010        39,951
Net change in repossessed collateral                  (301)         (333)       (1,092)        1,363
Currency translation                                   187           129           553         5,760
                                               -----------   -----------   -----------   -----------
Balance, end of period                         $ 1,222,733   $ 1,034,158   $ 1,222,733   $ 1,034,158
                                               ===========   ===========   ===========   ===========

A summary of the changes in the allowance for credit losses is as follows (in thousands):

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,             SEPTEMBER 30,
                                  ----------------------   ----------------------
                                     2004         2003       2004          2003
                                  ---------     --------   --------      --------
Balance, beginning of period      $ 36,567      $ 24,461   $ 17,615      $ 20,991
Provision for credit losses          1,859         1,363     15,966         6,652
Charge-offs *                       (3,570)      (14,201)    (4,897)      (16,188)
Recoveries *                         2,709         3,233      8,840         3,233
Currency translation                    (6)           27         35           195
                                  --------      --------   --------      --------
Balance, end of period            $ 37,559      $ 14,883   $ 37,559      $ 14,883
                                  ========      ========   ========      ========

* Charge-offs presented net of recoveries for the periods prior to July 1, 2003

4.    OTHER ASSETS

      Loans receivable are collateralized by the related vehicles. The Company has the right to repossess the vehicle in the event that the consumer defaults on the payment terms of the Loan. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", repossessed collateral is valued at the lower of the carrying amount of the receivable or estimated fair value, less estimated costs of disposition, and is classified in other assets in the consolidated balance sheets. As of September 30, 2004 and December 31, 2003, repossessed assets totaled approximately $7.1 million and $6.0 million, respectively.

5.    DEALER HOLDBACKS

      Dealer holdbacks, net consisted of the following (in thousands):

                                          AS OF
                        ---------------------------------------
                        SEPTEMBER 30, 2004    DECEMBER 31, 2003
                        ------------------    -----------------
Dealer holdbacks           $ 974,056              $ 828,720
Less: advances              (472,895)              (404,859)
                           ---------              ---------
Dealer holdbacks, net      $ 501,161              $ 423,861
                           =========              =========

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

                              Affiliated             % of             Affiliated              % of
                            dealer-partner       consolidated       dealer-partner        consolidated
                             balance as of          as of            balance as of           as of
                          September 30, 2004  September 30, 2004   December 31, 2003   December 31, 2003
                          ------------------  ------------------   -----------------   -----------------
Gross Loans receivable        $ 36,200               3.0%                $ 31,500             3.0%
Gross dealer holdbacks        $ 28,800               3.0%                $ 24,800             3.0%
Advance balance               $ 13,700               2.9%                $ 12,200             3.0%

                   For the Three Months ended   For the Three Months ended
                      September 30, 2004            September 30, 2003
                   --------------------------   --------------------------
                  Affiliated                     Affiliated
                dealer-partner      % of       dealer-partner      % of
                   activity     consolidated      activity     consolidated
                -------------   ------------   --------------  ------------
Loans accepted     $ 8,000           3.3%         $ 5,400          2.9%
Advances           $ 3,900           3.4%         $ 2,600          3.0%

                     For the Nine Months ended      For the Nine Months ended
                        September 30, 2004             September 30, 2003
                     -------------------------    -----------------------------
                    Affiliated                     Affiliated
                   dealer-partner       % of      dealer-partner        % of
                     activity      consolidated     activity       consolidated
                   --------------  ------------   --------------   ------------
Loans accepted      $ 23,100           3.1%        $ 17,200             2.8%
Advances            $ 11,100           3.1%         $ 8,000             2.8%

6.    RELATED PARTY TRANSACTIONS - (CONCLUDED)

      Pursuant to an employment agreement with the Company's President dated April 19, 2001, the Company loaned the President's dealerships $850,000. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22%, is unsecured, and is personally guaranteed by the Company's President. The balance of the note including accrued but unpaid interest was approximately $1,088,000 and $1,054,000 as of September 30, 2004 and December 31, 2003, respectively. In addition, pursuant to the employment agreement, the Company loaned the President approximately $478,000. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22% beginning January 1, 2002, and is unsecured. The balance of the note including accrued interest was approximately $547,000 and $529,000 as of September 30, 2004 and December 31, 2003, respectively.

      Total CAPS (the Company's Internet based Credit Approval Processing System) and dealer enrollment fees earned from affiliated dealer-partners were $13,000 and $36,000 for the three and nine months ended September 30, 2004, respectively, and $13,000 and $31,000 for the same periods in 2003.

      The Company paid for air transportation services provided by a company owned by the Company's majority shareholder and Chairman totaling $89,000 and $171,000 for the three months and nine months ended September 30, 2004, respectively, and $39,000 and $114,000 for the same periods in 2003.

      Prior to the third quarter of 2001, the Company offered a line of credit arrangement to certain dealerships who were not participating in the Company's core program. The Company ceased offering this program to new dealerships in the third quarter of 2001 and has been reducing the amount of capital invested in this program since that time. Beginning in 2002, entities owned by the Company's majority shareholder and Chairman began offering secured line of credit loans in a manner similar to the Company's prior program, at his dealerships and at two other dealerships, one of whom also does business with the Company. The Company's majority shareholder and Chairman does not intend to expand his line of credit lending activities to additional dealerships, except to dealerships which he owns or controls.

7.    FORWARD CONTRACTS

      In the third quarter of 2003, the Company entered into a series of forward contracts with a commercial bank to manage foreign currency exchange risk associated with the cash flows anticipated from the exit of the United Kingdom operation. As of September 30, 2004 and December 31, 2003, the Company had contracts outstanding to deliver 5.3 million British pounds sterling and 16.9 million British pounds sterling, respectively, to the commercial bank which will be exchanged into United States dollars at weighted average exchange rates of
1.58 and 1.57 United States dollars per British pound sterling, respectively, on a monthly basis through June 30, 2005. The Company believes that this transaction minimizes the currency exchange risk associated with an adverse change in the relationship between the United States dollar and the British pound sterling as it repatriates cash from the United Kingdom operation. As the Company has not designated these contracts as hedges as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 and SFAS No. 149, changes in the fair value of these forward contracts will increase or decrease net income. The fair value of the forward contracts were less than the notional amount of the contracts outstanding as of September 30, 2004 and December 31, 2003 by $1,082,000 and $2,817,000,
respectively, due to the weakening of the United States dollar versus the British pound sterling since the date the contracts were entered into. The Company recognized a foreign currency gain of $675,000 ($439,000 after-tax) and $1,734,000 ($1,127,000 after-tax) for the three months and nine months ended September 30, 2004, respectively, related to the change in the fair value of the forward contracts primarily due to a decrease in the notional amount of the forward contracts from December 31, 2003 to September 30, 2004. The Company recognized a foreign currency loss of $1,080,000 ($702,000 after-tax) for the three months and nine months ended September 30, 2003 related to the change in the fair value of the forward contracts primarily due to the weakening of the United States dollar versus the British pound sterling during the third quarter of 2003.

8.    INCOME TAXES

      A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate follows:

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                           ------------------   -------------------
                                             2004      2003      2004       2003
                                           --------   -------   ------    ---------
U.S. federal statutory rate                    35.0%     35.0%    35.0%        35.0%
   State income taxes                           1.0       0.6      1.0          0.7
   Foreign income taxes                        (0.1)     (0.3)    (0.1)         1.6
   U.S. tax impact of foreign earnings            -      (0.9)     0.1         (2.0)
   Other                                        0.1       0.6      0.2          0.3
                                               ----      ----     ----         ----
Effective tax rate                             36.0%     35.0%    36.2%        35.6%
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

      Selected segment information is set forth below (in thousands):

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                 September 30,             September 30,
                                                               --------------------     ---------------------
                                                                 2004        2003          2004        2003
                                                               --------    --------     ---------    --------
Revenue:
   United States                                               $ 41,060    $ 30,835     $ 112,399    $ 90,858
   United Kingdom                                                 1,206       2,431         3,795       9,294
   Automobile Leasing                                               743       1,886         3,054       6,592
   Other                                                            190         847           761       2,286
                                                               --------    --------     ---------    --------
     Total revenue                                             $ 43,199    $ 35,999     $ 120,009    $109,030
                                                               ========    ========     =========    ========
Income (loss) before provision (credit) for income taxes:
   United States                                               $ 19,661    $ 12,706     $  40,814    $ 37,364
   United Kingdom                                                   222       1,097           806      (8,115)
   Automobile Leasing                                               325        (126)        1,156        (892)
   Other                                                           (310)       (104)         (674)        233
                                                               --------    --------     ---------    --------
     Total income before provision for income taxes            $ 19,898    $ 13,573     $  42,102    $ 28,590
                                                               ========    ========     =========    ========

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

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

                                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                             ----------------------  -----------------------
                                                                 2004       2003        2004         2003
                                                             ----------  ----------  ----------   ----------
Weighted average common shares outstanding                   38,679,011  42,315,027  39,234,974   42,329,722
Common stock equivalents                                      2,264,593   1,644,897   2,271,346      917,796
                                                             ----------  ----------  ----------   ----------
Weighted average common shares and common stock equivalents  40,943,604  43,959,924  41,506,320   43,247,518
                                                             ==========  ==========  ==========   ==========

      The diluted net income per share calculation excludes stock options to purchase approximately 110,000 shares and 82,737 shares for the three months and nine months ended September 30, 2004, respectively, and 266,531 shares and 992,490 shares for the same periods in 2003 as inclusion of these options would be anti-dilutive to the net income per share due to the relationship between the exercise prices and the average market price of common stock during these periods.

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

      The Company's strategy is to increase the amount of economic profit per share by increasing its return on capital and profitably growing its business. (See "Economic Profit" for the Company's definition of economic profit.) The Company believes it has been successful in improving the profitability of Loan originations in recent years as a result of increasing the spread between the forecasted collection rate and the advance rate, and increasing revenue from ancillary products. For the nine months ended September 30, 2004, consolidated Loan originations grew 23% while Loan originations in the United States grew 29% compared to the same period in 2003 due to an increase in the number of active dealer-partners and an increase in the average Loan size. Since the Company believes it is the only financial services company offering "guaranteed credit approval" for automobile dealers on a national scale, and the Company presently serves only a small portion of its target market, the Company believes that it has a good opportunity to grow its business profitably in the future.

      Critical success factors for the Company include access to capital and ability to accurately forecast Loan performance. The Company's strategy for accessing the capital required to grow its business is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and
(iii) maintain multiple funding sources. The Company's funded debt to equity ratio is 0.7/1.0 at September 30, 2004. The Company currently funds its business through a bank line of credit facility, privately placed secured financings and commercial bank conduit-financed secured financings. The ability to accurately forecast Loan performance is critical to building a profitable company. At the time of Loan origination, the Company forecasts future expected cash flows from the Loan. Based on these forecasts, an advance is made to the related dealer-partner at a level that allows the Company to achieve an acceptable return on capital. If Loan performance equals or exceeds the Company's original expectation, it is likely the Company's target return on capital will be achieved.

FORECASTING LOAN PERFORMANCE IN THE UNITED STATES

      The United States is the Company's only business segment that continues to originate new Loans. The following table presents forecasted collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections in the United States that have been realized as of September 30, 2004. The amounts presented are expressed as a percent of the original Loan amount by year of Loan origination.

                           As of September 30, 2004
        -----------------------------------------------------------------
        Forecasted                                          % of Forecast
Year    Collection %        Advance %        Spread %         Realized
----    ------------        ---------        --------       -------------
1992          81.7%           35.3%            46.4%           100.0%
1993          75.9%           37.3%            38.6%           100.0%
1994          62.0%           41.8%            20.2%           100.0%
1995          55.3%           45.3%            10.0%            99.5%
1996          55.4%           48.4%             7.0%            98.8%
1997          58.5%           48.3%            10.2%            98.2%
1998          67.6%           49.4%            18.2%            98.2%
1999          71.9%           52.3%            19.6%            97.9%
2000          72.1%           50.9%            21.2%            97.2%
2001          67.1%           48.0%            19.1%            92.1%
2002          69.1%           45.7%            23.4%            79.6%
2003          72.3%           47.0%            25.3%            49.5%

      Accurately predicting future collection rates is critical to the Company's success. The risk of a forecasting error declines as Loans age. For example, the risk of a material forecasting error for business written in 1999 is very small since 97.9% of the total amount forecasted has already been realized. In contrast, the Company's forecast for recent Loan originations is less certain. If the Company produces disappointing operating results, it will likely be because the Company overestimated future Loan performance. Although the Company makes every effort to estimate collection rates as accurately as possible, there can be no assurance that the Company's estimates will be accurate or that Loan performance will be as predicted.

      A wider spread between the forecasted collection rate and the advance rate reduces the Company's risk of credit losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of losses, but it does reduce the risk significantly. The Company made no material changes in credit policy or pricing in the third quarter of 2004, other than routine changes designed to maintain current profitability levels.

      One method for evaluating the reasonableness of the Company's forecast is to examine the trends in forecasted collection rates over time. The following table compares the Company's forecast of collection rates in the United States for Loans originated by year as of September 30, 2004 with the forecast as of December 31, 2003.

             September 30, 2004        December 31, 2003
Year      Forecasted Collection %   Forecasted Collection %   Variance
----      -----------------------   -----------------------   --------
1992               81.7%                     81.5%               0.2%
1993               75.9%                     75.7%               0.2%
1994               62.0%                     61.8%               0.2%
1995               55.3%                     55.2%               0.1%
1996               55.4%                     55.3%               0.1%
1997               58.5%                     58.1%               0.4%
1998               67.6%                     67.2%               0.4%
1999               71.9%                     71.5%               0.4%
2000               72.1%                     71.7%               0.4%
2001               67.1%                     67.0%               0.1%
2002               69.1%                     69.4%              -0.3%
2003               72.3%                     72.8%              -0.5%

RESULTS OF OPERATIONS

      Three and Nine Months ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

      The following is a discussion of the results of operations and income statement data for the Company on a consolidated basis and for each of the Company's four business segments: United States, United Kingdom, Automobile Leasing and Other.

Consolidated

                                           THREE MONTHS              THREE MONTHS
                                               ENDED                     ENDED
                                           SEPTEMBER 30,   % OF      SEPTEMBER 30,    % OF
(Dollars in thousands)                         2004       REVENUE         2003       REVENUE
----------------------                     ------------   -------    -------------   -------
REVENUE:
Finance charges                            $ 34,830         80.6%      $ 25,770        71.6%
Ancillary product income                      3,047          7.1          4,369        12.1
Lease revenue                                   271          0.6          1,251         3.5
Other income                                  5,051         11.7          4,609        12.8
                                           --------        -----       --------       -----
     Total revenue                           43,199        100.0         35,999       100.0
COSTS AND EXPENSES:
Salaries and wages                            9,807         22.7          7,879        21.8
General and administrative                    5,181         12.0          4,679        13.0
Provision for credit losses                   2,098          4.9          2,303         6.4
Sales and marketing                           3,026          7.0          2,023         5.6
Interest                                      2,846          6.6          2,267         6.3
Stock-based compensation expense                747          1.7          1,027         2.9
Other expense                                   270          0.6          1,182         3.3
                                           --------        -----       --------       -----
     Total costs and expenses                23,975         55.5         21,360        59.3
                                           --------        -----       --------       -----
Operating income                             19,224         44.5         14,639        40.7
Foreign exchange gain (loss)                    674          1.6         (1,066)       (3.0)
                                           --------        -----       --------       -----
Income before provision for income taxes     19,898         46.1         13,573        37.7
Provision for income taxes                    7,156         16.6          4,755        13.2
                                           --------        -----       --------       -----
Net income                                 $ 12,742         29.5%       $ 8,818        24.5%
                                           ========        =====        =======       =====

                                           NINE MONTHS                NINE MONTHS
                                             ENDED                       ENDED
                                           SEPTEMBER 30,   % OF       SEPTEMBER 30,    % OF
(Dollars in thousands)                       2004         REVENUE        2003         REVENUE
----------------------                       ----         -------        ----         -------
REVENUE:
Finance charges                             $ 95,790       79.8%        $ 76,457        70.2%
Ancillary product income                       8,373        7.0           14,336        13.1
Lease revenue                                  1,323        1.1            5,371         4.9
Other income                                  14,523       12.1           12,866        11.8
                                            --------      -----         --------       -----
     Total revenue                           120,009      100.0          109,030       100.0
COSTS AND EXPENSES:
Salaries and wages                            27,566       23.0           25,083        23.0
General and administrative                    15,601       13.0           15,361        14.1
Provision for credit losses                   16,832       14.0            9,354         8.6
Sales and marketing                            8,591        7.2            6,813         6.2
Interest                                       7,820        6.5            5,264         4.8
Stock-based compensation expense               2,178        1.8            2,830         2.6
United Kingdom asset impairment                    -          -           10,493         9.6
Other expense                                  1,050        0.9            4,205         3.9
                                            --------      -----         --------       -----
     Total costs and expenses                 79,638       66.4           79,403        72.8
                                            --------      -----         --------       -----
Operating income                              40,371       33.6           29,627        27.2
Foreign exchange gain (loss)                   1,731        1.4           (1,037)       (1.0)
                                            --------      -----         --------       -----
Income before provision for income taxes      42,102       35.0           28,590        26.2
Provision for income taxes                    15,224       12.7           10,171         9.3
                                            --------      -----         --------       -----
Net income                                  $ 26,878       22.3%        $ 18,419        16.9%
                                            ========      =====         ========       =====

      For the three months ended September 30, 2004, consolidated net income increased to $12.7 million or $0.31 per diluted share compared to $8.8 million or $0.20 per diluted share for the same period in 2003. The increase in consolidated net income was primarily due to: (i) an increase in finance charge income due to increases in the average annualized yield on the Loan portfolio and the average size of the Loan portfolio during 2004 and (ii) an increase in foreign exchange gain due to an increase in the fair value of forward contracts during 2004. Partially offsetting these items was a decrease in ancillary product income due to the Company's new policy, implemented prospectively in the first quarter of 2004, for recognizing income on third-party vehicle service contracts sold, as discussed in Note 2 to the consolidated financial statements.

      For the nine months ended September 30, 2004, consolidated net income increased to $26.9 million or $0.65 per diluted share compared to $18.4 million or $0.43 per diluted share for the same period in 2003. The increase in consolidated net income was primarily due to: (i) an increase in finance charge income due to increases in the average size of the Loan portfolio and the average annualized yield on the Loan portfolio during 2004 and (ii) the United Kingdom impairment expenses recognized during the second quarter of 2003. Partially offsetting these items were: (i) a decrease in ancillary product income due to the Company's new policy, implemented prospectively in the first quarter of 2004, for recognizing income on third-party vehicle service contracts sold, as discussed in Note 2 to the consolidated financial statements, and (ii) an increase in the provision for credit losses primarily due to the Company's change in estimate during the first quarter of 2004 for recording losses on its Loan portfolio and the Company's revised methodology during the first quarter of 2004 for calculating finance charge income and the related provision for earned but unpaid servicing fees, as discussed in Note 2 to the consolidated financial statements.

      The results of operations for the Company as a whole are attributable to changes described by segment in the discussion of the results of operations in the United States, United Kingdom, Automobile Leasing, and Other business segments. The following discussion of interest expense is provided on a consolidated basis, as the explanation is not meaningful by business segment.

      Interest. Consolidated interest expense increased to $2.8 and $7.8 million for the three and nine months ended September 30, 2004 from $2.3 million and $5.3 million for the same periods in 2003. The increase in consolidated interest expense was due to an increase in average outstanding debt as a result of stock repurchases and an increase in Loan originations, partially offset by a decrease in the weighted average interest rate to 6.3% and 6.7% for the three and nine months ended September 30, 2004 from 8.3 % and 6.8 % for the same periods in 2003. The decrease in the weighted average interest rate is primarily the result of the decreased impact of fixed fees on the Company's secured financings and line of credit facility due to higher average outstanding borrowings.

United States

                                           THREE MONTHS              THREE MONTHS
                                               ENDED                     ENDED
                                           SEPTEMBER 30,    % OF     SEPTEMBER 30,       % OF
(Dollars in thousands)                         2004         REVENUE      2003          REVENUE
                                           -------------    -------  -------------     -------
REVENUE:
Finance charges                               $ 33,918       82.7%      $ 23,135       75.1%
Ancillary product income                         2,607        6.3          4,363       14.1
Other income                                     4,535       11.0          3,337       10.8
                                              --------      -----       --------      -----
     Total revenue                              41,060      100.0         30,835      100.0
COSTS AND EXPENSES:
Salaries and wages                               8,851       21.7          6,741       21.8
General and administrative                       4,874       11.9          3,940       12.8
Provision for credit losses                      1,784        4.3          1,189        3.9
Sales and marketing                              3,026        7.4          2,021        6.6
Interest                                         2,722        6.6          1,865        6.0
Stock-based compensation expense                   713        1.7            962        3.1
Other expense                                      102        0.2            329        1.1
                                              --------      -----       --------      -----
     Total costs and expenses                   22,072       53.8         17,047       55.3
                                              --------      -----       --------      -----
Operating income                                18,988       46.2         13,788       44.7
Foreign exchange gain (loss)                       673        1.6         (1,082)      (3.5)
                                              --------      -----       --------      -----
Income before provision for income taxes        19,661       47.8         12,706       41.2
Provision for income taxes                       7,087       17.3          4,564       14.8
                                              --------      -----       --------      -----
Net income                                    $ 12,574       30.5%       $ 8,142       26.4%
                                              ========      =====        =======      =====

                                                   NINE MONTHS              NINE MONTHS
                                                     ENDED                     ENDED
                                                  SEPTEMBER 30,    % OF     SEPTEMBER 30,   % OF
(Dollars in thousands)                                2004        REVENUE      2003        REVENUE
                                                  -------------   -------   -------------  -------
REVENUE:
Finance charges                                    $ 91,899         81.7%    $ 67,089       73.9%
Ancillary product income                              7,933          7.1       13,401       14.7
Other income                                         12,567         11.2       10,368       11.4
                                                   --------        -----     --------      -----
     Total revenue                                  112,399        100.0       90,858      100.0
COSTS AND EXPENSES:
Salaries and wages                                   24,972         22.2       21,230       23.4
General and administrative                           14,079         12.5       12,808       14.1
Provision for credit losses                          16,126         14.3        5,521        6.1
Sales and marketing                                   8,591          7.6        5,808        6.4
Interest                                              7,314          6.5        3,769        4.1
Stock-based compensation expense                      2,057          1.8        2,611        2.9
Other expense                                           191          0.2          636        0.7
                                                   --------        -----     --------      -----
     Total costs and expenses                        73,330         65.1       52,383       57.7
                                                   --------        -----     --------      -----
Operating income                                     39,069         34.9       38,475       42.3
Foreign exchange gain (loss)                          1,745          1.6       (1,111)      (1.2)
                                                   --------        -----     --------      -----
Income before provision for income taxes             40,814         36.5       37,364       41.1
Provision for income taxes                           14,797         13.2       13,039       14.4
                                                   --------        -----     --------      -----
Net income                                         $ 26,017         23.3%    $ 24,325       26.7%
                                                   ========        =====     ========      =====

      Finance Charges. Finance charges increased to $33.9 million and $91.9 million for the three and nine months ended September 30, 2004 from $23.1 million and $67.1 million for the same periods in 2003 primarily due to increases in: (i) the average size of the Loan portfolio resulting from an increase in Loan originations in 2003 and 2004 and (ii) the average annualized yield on the Loan portfolio to 14.7% and 13.6% for the three and nine months ended September 30, 2004 from 12.4% and 12.8% for the same periods in 2003. The increase in Loan originations in the United States in 2004 was due to an increase in the number of active dealer-partners due to an increase in dealer-partner enrollments and an increase in the average Loan size, partially offset by a decrease in the number of Loans originated per active dealer-partner. The increase in the average yield was primarily due to (i) the Company's new policy, implemented prospectively in the first quarter of 2004, for recognizing income on third-party vehicle service contracts sold that resulted in the recognition of the related financing premiums as finance charge income, as discussed in Note 2 to the consolidated financial statements and (ii) the Company's revised methodology for calculating finance charge income, as discussed in Note 2 to the consolidated financial statements. The increases in finance charge income resulting from the Company's revised methodology for calculating finance charge income and the Company's new policy for recognizing income on third-party vehicle service contracts sold had no impact on net income as these increases were offset by approximately equal changes in the provision for credit losses and ancillary product income. Selected Loan origination data follows:

                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                          SEPTEMBER 30,           SEPTEMBER 30,
                                       ------------------       ------------------
(Dollars in thousands)                  2004         2003        2004         2003
                                        ----         ----        ----         ----
Loan originations                     $  240,236  $ 188,053    $  754,635  $ 586,412
Number of Loans originated                18,375     15,545        59,484     48,487
Number of active dealer-partners (1)         957        724         1,074        824
Loans per active dealer-partner             19.2       21.5          55.4       58.8
Average Loan size                         $ 13.1  $    12.1    $     12.7  $    12.1

      (1) Active dealer-partners are dealer-partners who submitted at least one Loan during the period.

      The number of active dealer-partners is a function of new dealer-partner enrollments and attrition. New dealer-partner enrollments are a function of the number of sales personnel ("Market Area Managers" or "MAM's") and their productivity. The Company expects to add approximately one MAM per month over the next eighteen months. The following table summarizes the changes in active dealer-partners and MAM productivity for the three and nine months ended September 30, 2004 and 2003:

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
                                         ------------------         -----------------
                                        2004 (1)     2003 (1)      2004 (1)      2003 (1)
                                        -------      --------      -------       -------
Balance, beginning of period              899          677           916           789
New dealer-partner enrollments (2)        105           88           321           244
Attrition (3)                             (47)         (41)         (163)         (209)
                                          ---         ----        ------          ----
Balance, end of period                    957          724         1,074           824
                                          ===         ====        ======          ====
Average number of MAM's                    52           36            47            34
New dealer-partner enrollments per MAM    2.0          2.4           6.8           7.2

      (1) Active dealer-partners are dealer-partners who submitted at least one Loan during the period.
      (2) Excludes new dealer-partners that have enrolled in the Company's program, but have not submitted at least one Loan during the period.
      (3) Dealer-partner attrition is measured according to the following formula: dealer-partners active during the prior period who become inactive in the current period less dealer-partners who were inactive during the prior period who become active in the current period.

      Ancillary Product Income. Ancillary product income decreased to $2.6 million and $7.9 million for the three and nine months ended September 30, 2004 from $4.4 million and $13.4 million for the same periods in 2003 primarily due to the Company's new policy, implemented prospectively in the first quarter of 2004, for recognizing income on third-party vehicle service contracts sold, as discussed in Note 2 to the consolidated financial statements, that resulted in:
(i) the deferral of approximately $4.4 million and $12.0 million in financing premiums for the three and nine months ended September 30, 2004 and (ii) the recognition of $1.7 million and $3.4 million of deferred financing premiums as finance charge income for the three and nine months ended September 30, 2004. These decreases were partially offset by an increase in revenue per vehicle service contract and an increase in the number of third party vehicle service contract products sold resulting from an increase in Loan originations during 2004 compared to 2003. The decrease in ancillary product income resulting from the recognition of deferred financing premiums had no impact on net income as this decrease was offset by an approximately equal increase in finance charge income.

      Salaries and Wages. Salaries and wages, as a percentage of revenue, decreased to 22.2% for the nine months ended September 30, 2004 from 23.4% for the same period in 2003 primarily due to: (i) a decrease in servicing salaries, as a percentage of revenue, of 1.1% for the nine months ended September 30, 2004 compared to the same period in 2003 and (ii) a decrease in corporate support salaries, as a percentage of revenue, of 0.9% for the nine months ended September 30, 2004 compared to the same period in 2003, which is consistent with the Company's business plan of growing corporate infrastructure at a rate slower than the growth rate of the Loan portfolio. Partially offsetting these items were: (i) an increase in employee benefits, as a percentage of revenue, of 0.3% for the nine months ended September 30, 2004 compared to the same period in 2003 due to an increase in medical costs during 2004 and (ii) an increase in employee bonus expense, as a percentage of revenue, of 0.3% for the nine months ended September 30, 2004 compared to the same period in 2003 due to improved financial and operational performance during 2004. Salaries and wages, as a percentage of revenue, for the three months ended September 30, 2004 varied by less than 1% of revenue from the same period in 2003.

      General and Administrative. General and administrative expenses, as a percentage of revenue, decreased to 12.5% for the nine months ended September 30, 2004 from 14.1% for the same period in 2003 primarily due to: (i) a decrease in occupancy and equipment expenses, as a percentage of revenue, of 0.6% for the nine months ended September 30, 2004 compared to the same period in 2003 due to a reduction in depreciation expense, as a percentage of revenue, during 2004 and
(ii) a decrease in legal expenses, as a percentage of revenue, of 0.4% for the nine months ended September 30, 2004 compared to the same period in 2003 due to a reduction in litigation during 2004. General and administrative expenses, as a percentage of revenue, for the three months ended September 30, 2004 varied by less than 1% of revenue from the same period in 2003.

      Sales and Marketing. Sales and marketing expenses, as a percentage of revenue, increased to 7.6% for the nine months ended September 30, 2004 from 6.4% for the same period in 2003 primarily due to: (i) an increase in dealer-partner support products and services, as a percentage of revenue, of 0.4% for the nine months ended September 30, 2004 compared to the same period in 2003 due to the introduction of new dealer-partner inventory acquisition support products and customer lead generation services during 2004 and (ii) an increase in sales commissions, as a percentage of revenue, of 0.3% for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to an increase in the percentage of newer MAM's, which are more expensive on a per contract basis than seasoned MAM's, to total MAM's during 2004. The increase in expenses related to dealer-partner support products and services are offset by an approximately equal increase in other income resulting from the fees charged to dealer-partners for these products and services. Sales and marketing expenses, as a percentage of revenue, for the three months ended September 30, 2004 varied by less than 1% of revenue for the same period in 2003.

      Provision for Credit Losses. The provision for credit losses increased to $1.8 million and $16.1 million for the three and nine months ended September 30, 2004 from $1.2 million and $5.5 million for the same periods in 2003. The provision for credit losses consists of four components: (i) a provision for earned but unpaid revenue on Loans which were transferred to non-accrual status during the period, (ii) a provision to reflect losses inherent in the Company's Loan portfolio, (iii) a provision for losses on notes receivable, and (iv) a provision for earned but unpaid revenue related to dealer-partner access fees for the Company's Credit Approval Processing System ("CAPS").

      The increase in the provision for credit losses for the three months ended September 30, 2004 compared to the same period in 2003 was primarily due to: (i) an increase of $2.4 million in the provision for earned but unpaid revenue on Loans primarily due to the Company's change in estimate for calculating finance charge income and the related provision for earned but unpaid servicing fees, as discussed in Note 2 to the consolidated financial statements, (ii) an increase of $300,000 in the provision for earned but unpaid CAPS fees due to a revised estimate of the collectibility of these fees, and (iii) an increase of $200,000 in the provision for losses on notes receivable due to a negative provision of $200,000 recognized in the third quarter of 2003. Partially offsetting these items was a $2.3 million decrease in the provision for losses inherent in the Loan portfolio due to recoveries on previously charged-off Loans exceeding credit losses during 2004. The increase in the provision for credit losses resulting from the Company's revised methodology for calculating the provision for earned but unpaid servicing fees had no impact on net income as this increase was offset by an approximately equal increase in finance charges resulting from the Company's revised methodology for calculating finance charge income.

      The increase in the provision for credit losses for the nine months ended September 30, 2004 compared to the same period in 2003 was primarily due to: (i) a $6.0 million increase in the provision for earned but unpaid revenue on Loans primarily due to the Company's change in estimate for calculating finance charge income and the related provision for earned but unpaid servicing fees, as discussed in Note 2 to the consolidated financial statements and (ii) a $4.4 million increase in the provision for losses inherent in the Loan portfolio. The increase in the provision for losses inherent in the Loan portfolio was the result of a $9.4 million increase in the provision during the first quarter of 2004 resulting from the Company's revised methodology for recording losses on its Loan portfolio which now considers estimated future dealer holdback payments in its analysis of Loan impairment, as discussed in Note 2 to the consolidated financial statements, partially offset by decreases in the provision during the second and third quarters of 2004 due to recoveries on previously charged-off Loans exceeding credit losses during the periods.

      Stock-based Compensation Expense. Stock-based compensation expense decreased to $700,000 and $2.1 million for the three and nine months ended September 30, 2004 from $1.0 million and $2.6 million for the same periods in 2003. The decrease in expense was primarily the result of: (i) additional expense recognized during the second quarter of 2003 as a result of a reduction in the period over which certain performance-based stock options were expected to vest and (ii) a decline in the number of stock options outstanding from the prior year periods.

      Foreign Exchange Gain (Loss). The foreign exchange gain increased to $700,000 and $1.7 million for the three and nine months ended September 30, 2004 from losses of $1.1 million for the same periods in 2003. The foreign exchange gains and losses for the three and nine months ended September 30, 2004 and 2003 were primarily the result of changes in the fair value of forward contracts entered into during the third quarter of 2003, as discussed in Note 7 to the consolidated financial statements.

      Provision for Income Taxes. The effective tax rate increased to 36.0% and 36.3% for the three and nine months ended September 30, 2004 from 35.9% and 34.9% for the same periods in 2003. The increase in the effective tax rate for the three and nine months ended September 30, 2004 was primarily due to the effects of foreign exchange rates on the taxes associated with the repatriation of foreign earnings.

United Kingdom

                                            THREE MONTHS           THREE MONTHS
                                              ENDED                   ENDED
                                            SEPTEMBER 30,   % OF    SEPTEMBER 30,    % OF
(Dollars in thousands)                         2004        REVENUE     2003         REVENUE
                                           --------------  -------  --------------  ------
REVENUE:
Finance charges                               $ 767        63.6%   $ 2,288            94.2%
Ancillary product income                        440        36.5          6             0.2
Other income                                     (1)       (0.1)       137             5.6
                                              -----       -----    -------           -----
     Total revenue                            1,206       100.0      2,431           100.0
COSTS AND EXPENSES:
Salaries and wages                              826        68.5        841            34.6
General and administrative                      216        17.9        502            20.6
Provision for credit losses                     (92)       (7.6)       (74)           (3.0)
Stock-based compensation expense                 34         2.8         65             2.7
                                              -----       -----    -------           -----
     Total costs and expenses                   984        81.6      1,334            54.9
                                              -----       -----    -------           -----
Income before provision for income taxes        222        18.4      1,097            45.1
Provision for income taxes                       66         5.5        236             9.7
                                              -----       -----    -------           -----
Net income                                    $ 156        12.9%     $ 861            35.4%
                                              =====       =====    =======           =====

                                                          NINE MONTHS              NINE MONTHS
                                                              ENDED                     ENDED
                                                          SEPTEMBER 30,    % OF    SEPTEMBER 30,    % OF
(Dollars in thousands)                                      2004         REVENUE      2003         REVENUE
                                                          -------------  -------   -------------   -------
REVENUE:
Finance charges                                            $ 3,356        88.4%      $ 8,202        88.2%
Ancillary product income                                       440        11.6           935        10.1
Other income                                                    (1)          -           157         1.7
                                                           -------       -----      --------      ------
     Total revenue                                           3,795       100.0         9,294       100.0
COSTS AND EXPENSES:
Salaries and wages                                           2,059        54.3         2,888        31.0
General and administrative                                   1,153        30.4         1,694        18.2
Provision for credit losses                                   (344)       (9.1)        1,171        12.6
Sales and marketing                                              -           -           944        10.2
Stock-based compensation expense                               121         3.2           219         2.4
United Kingdom asset impairment                                  -           -        10,493       112.9
                                                           -------       -----      --------      ------
     Total costs and expenses                                2,989        78.8        17,409       187.3
                                                           -------       -----      --------      ------
Income (loss) before provision (credit) for income taxes       806        21.2        (8,115)      (87.3)
Provision (credit) for income taxes                            238         6.3        (2,688)      (28.9)
                                                           -------       -----      --------      ------
Net income (loss)                                            $ 568        14.9%     $ (5,427)      (58.4)%
                                                           =======       =====      ========      ======

      Effective June 30, 2003, the Company decided to stop originating Loans in the United Kingdom. As a result, the average size of the Loan portfolio in the United Kingdom has declined significantly. The declines in the revenues and expenses were primarily a result of this decision, except as discussed below.

      Ancillary Product Income. During the third quarter of 2004, the Company received $440,000 in profit sharing income from a third party ancillary product provider related to the performance of ancillary products originated prior to June 30, 2003 that matured during 2003.

      United Kingdom Asset Impairment. As a result of the decision to stop originating Loans in the United Kingdom, the Company recorded an expense in the second quarter of 2003 consisting of: (i) $9.8 million to reduce the carrying value of the operation's net asset value of the Loan portfolio to the present value (using a discount rate of 13%) of the forecasted cash flows relating to the Loan portfolio less estimated future servicing expenses and (ii) a write-off of $700,000 of fixed assets that would no longer be used in the operation. In determining the impairment of the Loan portfolio, the Company analyzed the expected cash flows from this operation assuming lower collection rates than were assumed before the decision to liquidate. These lower collection rates reflect uncertainties (such as potentially higher employee turnover or reduced morale) in the servicing environment that may arise as a result of the decision to liquidate. The Company does not expect to record additional impairment expense unless the actual results are less than the forecast used by management in the impairment analysis, resulting in a decrease in the present value of forecasted cash flows relative to the United Kingdom's net asset value.

Automobile Leasing

                                                          THREE MONTHS               THREE MONTHS
                                                             ENDED                       ENDED
                                                          SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF
(Dollars in thousands)                                        2004        REVENUE        2003         REVENUE
                                                          -------------   -------    -------------    -------
REVENUE:
Lease revenue                                               $ 271          36.5%       $ 1,251         66.3%
Other income                                                  472          63.5            635         33.7
                                                            -----         -----        -------        -----
     Total revenue                                            743         100.0          1,886        100.0
COSTS AND EXPENSES:
Salaries and wages                                            107          14.4            250         13.2
General and administrative                                     46           6.2            162          8.6
Provision for credit losses                                     -             -            497         26.4
Interest                                                       98          13.2            266         14.1
Other expense                                                 168          22.6            853         45.2
                                                            -----         -----        -------        -----
     Total costs and expenses                                 419          56.4          2,028        107.5
                                                            -----         -----        -------        -----
Operating income (loss)                                       324          43.6           (142)        (7.5)
Foreign exchange gain                                           1           0.1             16          0.8
                                                            -----         -----        -------        -----
Income (loss) before provision (credit) for income taxes      325          43.7           (126)        (6.7)
Provision (credit) for income taxes                           119          16.0            (57)        (3.0)
                                                            -----         -----        -------        -----
Net income (loss)                                           $ 206          27.7%         $ (69)        (3.7)%
                                                            =====         =====        =======        =====

                                                             NINE MONTHS                  NINE MONTHS
                                                                ENDED                        ENDED
                                                            SEPTEMBER 30,    % OF        SEPTEMBER 30,     % OF
(Dollars in thousands)                                          2004        REVENUE          2003        REVENUE
                                                            -------------   -------      -------------   ------
REVENUE:
Lease revenue                                                $ 1,323         43.3%           $ 5,371       81.5%
Other income                                                   1,731         56.7              1,221       18.5
                                                             -------        -----            -------      -----
     Total revenue                                             3,054        100.0              6,592      100.0
COSTS AND EXPENSES:
Salaries and wages                                               439         14.4                770       11.8
General and administrative                                       183          6.0                599        9.1
Provision for credit losses                                        -            -              1,690       25.6
Interest                                                         403         13.2                931       14.1
Other expense                                                    859         28.1              3,568       54.1
                                                             -------        -----            -------      -----
     Total costs and expenses                                  1,884         61.7              7,558      114.7
                                                             -------        -----            -------      -----
Operating income (loss)                                        1,170         38.3               (966)     (14.7)
Foreign exchange gain (loss)                                     (14)        (0.5)                74        1.1
                                                             -------        -----            -------      -----
Income (loss) before provision (credit) for income taxes       1,156         37.8               (892)     (13.6)
Provision (credit) for income taxes                              414         13.6               (353)      (5.4)
                                                             -------        -----            -------      -----
Net income (loss)                                            $   742         24.2%           $  (539)      (8.2)%
                                                             =======        =====            =======      =====

      In January 2002, the Company decided to stop originating automobile leases. As a result, the average size of the lease portfolio has declined significantly. The declines in the revenues and expenses were primarily a result of this decision, except as discussed below.

      Other Income. Other income, as a percentage of revenue, increased to 63.5% and 56.7% for the three and nine months ended September 30, 2004 from 33.7% and 18.5% for the same periods in 2003 primarily due to an increase in gains on lease terminations, as a percentage of revenue, during 2004 resulting from an increase in the proportion of lease terminations to total leases outstanding during 2004.

Other

                                                             THREE MONTHS               THREE MONTHS
                                                                ENDED                      ENDED
                                                            SEPTEMBER 30,    % OF      SEPTEMBER 30,     % OF
(Dollars in thousands)                                           2004       REVENUE         2003        REVENUE
                                                            -------------   -------     -------------   -------
REVENUE:
Finance charges                                                 $ 145         76.3%         $ 347         41.0%
Other income                                                       45         23.7            500         59.0
                                                               ------       ------         ------        -----
     Total revenue                                                190        100.0            847        100.0
COSTS AND EXPENSES:
Salaries and wages                                                 23         12.1             47          5.5
General and administrative                                         45         23.7             75          8.9
Provision for credit losses                                       406        213.7            691         81.6
Sales and marketing                                                 -            -              2          0.2
Interest                                                           26         13.7            136         16.1
                                                               ------       ------         ------        -----
     Total costs and expenses                                     500        263.2            951        112.3
                                                               ------       ------         ------        -----
Income (loss) before provision (credit) for income taxes         (310)      (163.2)          (104)       (12.3)
Provision (credit) for income taxes                              (116)       (61.1)            12          1.4
                                                               ------       ------         ------        -----
Net income (loss)                                              $ (194)      (102.1)%       $ (116)       (13.7)%
                                                               ======       ======         ======        =====

                                                            NINE MONTHS                  NINE MONTHS
                                                               ENDED                        ENDED
                                                           SEPTEMBER 30,      % OF      SEPTEMBER 30,    % OF
(Dollars in thousands)                                         2004          REVENUE         2003       REVENUE
                                                           -------------     -------    -------------   -------
REVENUE:
Finance charges                                               $ 535             70.3%      $ 1,166         51.0%
Other income                                                    226             29.7         1,120         49.0
                                                             ------            -----       -------        -----
     Total revenue                                              761            100.0         2,286        100.0
COSTS AND EXPENSES:
Salaries and wages                                               96             12.6           195          8.5
General and administrative                                      186             24.4           260         11.4
Provision for credit losses                                   1,050            138.1           972         42.5
Sales and marketing                                               -                -            62          2.7
Interest                                                        103             13.5           564         24.7
                                                             ------            -----       -------        -----
     Total costs and expenses                                 1,435            188.6         2,053         89.8
                                                             ------            -----       -------        -----
Income (loss) before provision (credit) for income taxes       (674)           (88.6)          233         10.2
Provision (credit) for income taxes                            (225)           (29.6)          173          7.6
                                                             ------            -----       -------        -----
Net income (loss)                                            $ (449)           (59.0)%        $ 60          2.6%
                                                             ======            =====       =======        =====

      The Other segment consists of the Company's Canadian automobile Loan business, floorplan, and secured line of credit financing businesses. Effective June 30, 2003, the Company decided to stop originating Loans in Canada. As a result, the average size of the Loan portfolio in Canada has declined significantly. The Company has also decided to significantly reduce its floorplan and secured line of credit portfolios since 2001. The declines in the revenues and expenses were primarily a result of these decisions.

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

                                                     THREE MONTHS                         THREE MONTHS
                                                         ENDED                               ENDED
                                                     SEPTEMBER 30,     % OF AVERAGE       SEPTEMBER 30,      % OF AVERAGE
(Dollars in thousands)                                    2004          CAPITAL (1)           2003            CAPITAL (1)
                                                     -------------     ------------       -------------      ------------
REVENUE:
Finance charges                                       $  34,830            28.1%            $  25,770            23.0%
Ancillary product income                                  3,047             2.5                 4,369             3.9
Lease revenue                                               271             0.2                 1,251             1.1
Other income                                              5,051             4.1                 4,609             4.1
                                                      ---------            ----             ---------           -----
     Total revenue                                       43,199            34.9                35,999            32.1
COSTS AND EXPENSES:
Salaries and wages                                        9,807             8.0                 7,879             6.9
General and administrative                                5,181             4.2                 4,679             4.2
Provision for credit losses                               2,098             1.7                 2,303             2.1
Sales and marketing                                       3,026             2.4                 2,023             1.8
Interest                                                  2,846             2.3                 2,267             2.0
Stock-based compensation expense                            747             0.6                 1,027             0.9
Other expense                                               270             0.2                 1,182             1.1
                                                      ---------            ----             ---------           -----
     Total costs and expenses                            23,975            19.4                21,360            19.0
                                                      ---------            ----             ---------           -----
Operating income                                         19,224            15.5                14,639            13.1
Foreign exchange gain (loss)                                674             0.5                (1,066)           (1.0)
                                                      ---------            ----             ---------           -----
Income before provision for income taxes                 19,898            16.0                13,573            12.1
Provision for income taxes                                7,156             5.8                 4,755             4.2
                                                      ---------            ----             ---------           -----
Net income                                             $ 12,742            10.2%              $ 8,818             7.9%
                                                      =========            ====             =========           =====
Average capital (1)                                   $ 494,694                             $ 448,140

                                                   NINE MONTHS                            NINE MONTHS
                                                      ENDED                                  ENDED
                                                   SEPTEMBER 30,       % OF AVERAGE       SEPTEMBER 30,      % OF AVERAGE
(Dollars in thousands)                                 2004             CAPITAL (1)           2003            CAPITAL (1)
                                                   -------------       ------------       -------------      ------------
REVENUE:
Finance charges                                       $  95,790            26.8%            $  76,457            23.3%
Ancillary product income                                  8,373             2.3                14,336             4.4
Lease revenue                                             1,323             0.4                 5,371             1.6
Other income                                             14,523             4.1                12,866             3.9
                                                      ---------            ----             ---------            ----
     Total revenue                                      120,009            33.6               109,030            33.2
COSTS AND EXPENSES:
Salaries and wages                                       27,566             7.7                25,083             7.6
General and administrative                               15,601             4.4                15,361             4.7
Provision for credit losses                              16,832             4.7                 9,354             2.8
Sales and marketing                                       8,591             2.4                 6,813             2.1
United Kingdom asset impairment                               -               -                10,493             3.2
Interest                                                  7,820             2.2                 5,264             1.6
Stock-based compensation expense                          2,178             0.6                 2,830             0.9
Other expense                                             1,050             0.3                 4,205             1.3
                                                      ---------            ----             ---------            ----
     Total costs and expenses                            79,638            22.3                79,403            24.2
                                                      ---------            ----             ---------            ----
Operating income                                         40,371            11.3                29,627             9.0
Foreign exchange gain (loss)                              1,731             0.5                (1,037)           (0.3)
                                                      ---------            ----             ---------            ----
Income before provision for income taxes                 42,102            11.8                28,590             8.7
Provision for income taxes                               15,224             4.3                10,171             3.1
                                                      ---------            ----             ---------            ----
Net income                                            $  26,878             7.5%            $  18,419             5.6%
                                                      =========            ====             =========            ====
Average capital (1)                                   $ 475,617                             $ 437,939

      (1) Average capital is equal to the average amount of debt and equity during the period, each calculated in accordance with generally accepted accounting principles. The calculation of average capital follows:

                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                      --------------------      -----------------------
(Dollars in thousands)                   2004      2003            2004          2003
                                      ---------  ---------      ---------     ---------
Average debt                          $ 180,208  $ 109,205      $ 156,861     $ 102,919
Average shareholders' equity            314,486    338,935        318,756       335,020
                                      ---------  ---------      ---------     ---------
Average capital                       $ 494,694  $ 448,140      $ 475,617     $ 437,939
                                      =========  =========      =========     =========

RETURN ON CAPITAL ANALYSIS

      Return on capital is equal to net operating profit after-tax (net income plus interest expense after-tax) divided by average capital as follows:

                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30,                SEPTEMBER 30,
                                      -------------------       --------------------
(Dollars in thousands)                   2004        2003         2004       2003
                                      ---------   ---------     ---------  ---------
Net income                            $  12,742   $   8,818     $  26,878  $  18,419
Interest expense after-tax                1,850       1,474         5,083      3,422
                                      ---------   ---------     ---------  ---------
Net operating profit after-tax           14,592      10,292        31,961     21,841
                                      =========   =========     =========  =========
Average capital                       $ 494,694   $ 448,140     $ 475,617  $ 437,939
                                      =========   =========     =========  =========
Return on capital                         11.8%        9.2%          9.0%       6.6%

      The increase in the Company's return on capital for the three months ended September 30, 2004 compared to the same period in 2003 was primarily the result of: (i) an increase in the return on capital in the United States to 12.0% in 2004 from 9.5% in 2003 and (ii) an increase in the percentage of average total capital invested in the United States, the Company's business segment with the highest return on capital, to 96.4% in 2004 from 87.5% in 2003. The increase in the return on capital in the United States is primarily due to an increase in the average annualized yield on the Loan portfolio and an increase in foreign exchange gain as a percentage of average capital, partially offset by a decrease in ancillary product income as a percentage of capital, as discussed further in connection with the United States results of operations.

      The increase in the Company's return on capital for the nine months ended September 30, 2004 compared to the same period in 2003 was primarily the result of: (i) an increase in the return on capital in the United Kingdom to 4.1% in 2004 from (13.6%) in 2003 primarily due to the asset impairment expense recognized during 2003, as discussed further in connection with the United Kingdom results of operations and (ii) an increase in the percentage of average total capital invested in the United States, the Company's business segment with the highest return on capital, to 94.5% in 2004 from 83.1% in 2003. Partially offsetting these items that positively impacted the Company's 2004 return on capital was a decrease in the return on capital in the United States to 9.1% in 2004 from 9.8% in 2003 primarily due to an increase in the provision for credit losses as a percentage of average capital and a decrease in ancillary product income as a percentage of average capital, partially offset by an increase in the average annualized yield on the Loan portfolio, as discussed in connection with the United States results of operations.

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

      The following table presents the calculation of the Company's economic profit (loss) for the periods indicated (dollars in thousands, except per share data):

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                     ----------------------------    ----------------------------
                                                         2004            2003            2004            2003
                                                     ------------    ------------    ------------    ------------
ECONOMIC PROFIT

Net income (1)                                       $     12,742    $      8,818    $     26,878    $     18,419
Imputed cost of equity at 10% (2)                          (7,862)         (8,473)        (23,907)        (25,127)
                                                     ------------    ------------    ------------    ------------
   Total economic profit (loss)                      $      4,880    $        345    $      2,971    $     (6,708)
                                                     ============    ============    ============    ============
Diluted weighted average shares outstanding            40,943,604      43,959,924      41,506,320      43,247,518
Economic profit (loss) per diluted share (3)         $       0.12    $       0.01    $       0.07    $      (0.16)

(1) Consolidated net income from the Consolidated Statement of Income. See "Item 1. Consolidated Financial Statements."

(2) Cost of equity is equal to 10% (on an annual basis) of average shareholders' equity, which was $314,486,000 and $318,756,000 for the three months and nine months ended September 30, 2004, respectively, and $338,935,000 and $335,020,000 for the same periods in 2003.

(3) Economic profit (loss) per share equals the economic profit (loss) divided by the diluted weighted average number of shares outstanding.

CRITICAL ACCOUNTING POLICIES

      The Company's consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the recognition of finance charge revenue and the allowance for credit losses. Item 7 of the Company's Annual Report on Form 10-K discusses several critical accounting policies, which the Company believes involve a high degree of judgment and complexity. See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for material changes to the estimates and judgments associated with the finance charge revenue, allowance for credit losses, and ancillary product income accounting policies during the three months ended March 31, 2004. There have been no other material changes to the estimates and assumptions associated with these accounting policies during the three and nine months ended September 30, 2004.

LOSS EXPERIENCE

      The following sets forth the components of the provision for credit losses, charge-offs related to the Company's Loan portfolio, and the allowance for credit losses as a percentage of gross Loans receivable:

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
   (Dollars in thousands)                        SEPTEMBER 30,             SEPTEMBER 30,
                                           -----------------------   ------------------------
                                              2004         2003         2004          2003
                                           ----------   ----------   ----------    ----------
Provision for credit losses:
   Loans receivable (1)                    $    1,859   $    1,363   $   15,966    $    6,652
   Leased vehicles                                  -          497            -         1,690
   Other                                          239          443          866         1,012
                                           ----------   ----------   ----------    ----------
       Total provision for credit losses   $    2,098   $    2,303   $   16,832    $    9,354
                                           ==========   ==========   ==========    ==========

Net charge-offs related to the Company's
Loan portfolio absorbed through:
   Dealer holdbacks                        $   51,206   $   39,308   $  158,388    $  133,896
   Unearned finance charges                    12,801        9,827       39,597        33,474
   Allowance for credit losses (2)                861       10,968       (3,943)       12,955
                                           ----------   ----------   ----------    ----------
       Total net charge-offs               $   64,868   $   60,103   $  194,042    $  180,325
                                           ==========   ==========   ==========    ==========

      (1) The increase in provision for credit losses for the nine months ended September 30, 2004 was primarily due to: (i) the Company's change in estimate for recording losses on its Loan portfolio which now considers estimated future dealer holdback payments in its analysis of Loan impairment, and (ii) credit losses associated with the Company's revised methodology for calculating finance charge income and the related provision for earned but unpaid servicing fees, both as discussed in Note 2 to the consolidated financial statements.

      (2) The net recoveries for the nine months ended September 30, 2004 was primarily the result of changes to the Company's write-off policy, which were implemented in the third quarter of 2003.

      The allowance for credit losses as a percentage of gross Loans receivable was 3.1% and 1.7% at September 30, 2004 and December 31, 2003, respectively. The increase is due to the Company's change in estimate for calculating losses on its Loan portfolio and the Company's revised methodology for calculating finance charge income and the related provision for earned but unpaid servicing fees, as discussed in Note 2 to the consolidated financial statements.

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

      The Company's cash and cash equivalents decreased to $20.3 million as of September 30, 2004 from $36.0 million at December 31, 2003 and the Company's total balance sheet indebtedness increased to $208.8 million at September 30, 2004 from $106.5 million at December 31, 2003. These changes were primarily a result of $104.3 million in stock repurchases during the first and third quarters of 2004 and an increase in advances to dealers resulting from an increase in Loan originations during the period.

      Stock Repurchases. In the fourth quarter of 2003, the Board of Directors authorized the repurchase of up to 2.6 million common shares through a modified Dutch auction tender offer. Upon expiration of the tender offer in January 2004, the Company repurchased 2.2 million shares at a cost of $37.4 million. Similarly, in the third quarter of 2004, the Board of Directors authorized the repurchase of up to 3.0 million common shares through a second modified Dutch auction tender offer. Upon expiration of the tender offer in September 2004, the Company repurchased 2.7 million shares at a cost of $53.6 million.

      The following table summarizes the Company's stock repurchases for the three months ended September 30, 2004:

                                                  TOTAL NUMBER OF       MAXIMUM NUMBER
                                                SHARES PURCHASED AS   OF SHARES THAT MAY
                TOTAL NUMBER                     PART OF PUBLICLY      YET BE PURCHASED
                 OF SHARES     AVERAGE PRICE      ANNOUNCED PLANS       UNDER THE PLANS
   PERIOD        PURCHASED     PAID PER SHARE       OR PROGRAMS       OR PROGRAMS (a)(b)
--------------  ------------   --------------   -------------------   ------------------
July 2004                -      $         -                 -                 756,231
August 2004              -                -                 -               3,756,231
September 2004   2,673,073            20.00         2,673,073                 756,231
                 ---------      -----------         ---------
                 2,673,073      $     20.00         2,673,073
                 =========      ===========         =========

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

(b) On August 11, 2004, the Company announced a modified Dutch auction tender offer to purchase up to 3,000,000 shares of its common stock at a purchase price of not less than $14.00 per share and not greater than $20.00 per share. Upon the expiration of the tender offer on September 9, 2004, the Company repurchased all of the 2,673,073 tendered shares of its common stock at a price of $20.00 per share.

      Line of Credit Facility. At September 30, 2004, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 9, 2006. The agreement provides that, at the Company's option, interest is payable at either the eurodollar rate plus 130 basis points (3.13% at September 30, 2004), or at the prime rate (4.75% at September 30, 2004). The eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of advances to dealer-partners (as reflected in the consolidated financial statements and related notes) plus 65% of Loans purchased by the Company (not to exceed $13.0 million), less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay annual and quarterly fees on the amount of the commitment. As of September 30, 2004, there was $58.7 million outstanding under this facility. There were no amounts outstanding under this facility as of December 31, 2003. The weighted average interest rate on line of credit borrowings outstanding as of September 30, 2004 was 3.1%.

      Secured Financing. In the second quarter of 2003, the Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2003-1 ("Funding 2003-1"), completed a secured financing transaction, in which Funding 2003-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2003-1, dealer-partner advances having a carrying amount of approximately $134.0 million to Funding 2003-1, which, in turn, conveyed the advances to a trust, which issued $100.0 million in notes to qualified institutional investors. Radian Asset Assurance issued a financial insurance policy in connection with the transaction. The policy guaranteed the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes were rated "AA" by Standard & Poor's Rating Services and bore interest at a fixed rate of 2.77%. The proceeds of the conveyance to Funding 2003-1 were used by the Company to reduce outstanding borrowings under the Company's line of credit. At December 31, 2003, there was $100.0 million outstanding under this secured financing transaction. In the third quarter of 2004, the Company exercised its option to reacquire the dealer-partner advances from the trust and directed the trust to redeem the notes in full. The remaining assets of the trust, including remaining collections, were paid over to Funding 2003-1 as the sole beneficiary of the trust and then distributed to the Company as the sole member of Funding 2003-1. This secured financing transaction was terminated during the third quarter of 2004, after a total term of 15 months.

      In the third quarter of 2003, the Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. II ("Warehouse Funding" or "2003-2"), completed a revolving secured financing transaction with an institutional investor. In the third quarter of 2004, Warehouse Funding increased the facility limit and renewed the commitment. Under the renewed facility, Warehouse Funding may receive up to $200.0 million in financing when the Company conveys dealer-partner advances to Warehouse Funding for equity in Warehouse Funding. Warehouse Funding will in turn pledge the dealer-partner advances as collateral to the institutional investor to secure loans that will fund the cash portion of the purchase price of the dealer-partner advances. At June 30, 2004, there was $100.0 million outstanding under this facility. As required under the agreement, all amounts outstanding under the facility were refinanced and the facility paid to zero in August 2004. Subsequent to the renewal of the facility during the third quarter of 2004, $59.2 million in dealer-partner advances were contributed, resulting in $40 million in financing proceeds. This revolving facility allows conveyances of dealer-partner advances by the Company and related borrowing by Warehouse Funding in which Warehouse Funding will receive 70% of the net book value of the contributed dealer-partner advances up to the $200.0 million facility limit. Provided that the commitment is renewed, there is a requirement that any amounts outstanding under the facility be refinanced, and the facility paid to zero, by August 20, 2005. If this does not occur, the transaction will cease to revolve, will amortize as collections are received and, at the option of the institutional investor, may be subject to acceleration and foreclosure. Upon completion of the refinancing and pay down, the full facility will again be available to Warehouse Funding. Although Warehouse Funding will be liable for any secured financing under the facility, the loans will be non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes. Such loans will bear interest at a floating rate equal to the commercial paper rate plus 65 basis points, which has been limited to a maximum rate of 6.25% through interest rate cap agreements executed in the third quarter of 2004. As Warehouse Funding is organized as a separate special purpose legal entity from the Company, assets of Warehouse Funding (including the conveyed dealer-partner advances) will not be available to satisfy the general obligations of the Company. All the assets of Warehouse Funding have been encumbered to secure Warehouse Funding's obligations to its creditors. The Company will receive a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed dealer-partner advances and related Loans. Except for the servicing fee and payments due to dealer-partners, the Company will not receive, or have any rights in, any portion of such collections until Warehouse Funding's underlying indebtedness is paid in full either through collections or through a prepayment of the indebtedness. There were no amounts outstanding under this facility as of December 31, 2003. As of September 30, 2004, there was $40.0 million outstanding under this facility.

      In the third quarter of 2004, the Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2004-1 ("Funding 2004-1"), completed a secured financing transaction, in which Funding 2004-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2004-1, dealer-partner advances having a carrying amount of approximately $134.0 million to Funding 2004-1, which, in turn, conveyed the advances to a trust, which issued $100.0 million in notes to qualified institutional investors. Radian Asset Assurance issued the primary financial insurance policy in connection with the transaction, and XL Capital Assurance issued a backup financial insurance policy. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes are rated "Aaa" by Moody's Investor Services and "AAA" by Standard & Poor's Rating Services. The proceeds of the conveyance to Funding 2004-1 were used by the Company to reduce outstanding borrowings under the Company's secured warehouse credit facility. Until February 15, 2005, the Company will be required to convey additional dealer-partner advances to Funding 2004-1 which will then be conveyed by Funding 2004-1 to the trust, to be used by the trust in order to maintain a minimum collateral amount in support of the outstanding debt. After February 15, 2005, the debt outstanding under this facility will begin to amortize. The total expected term of the facility is 15 months. The secured financing creates loans for which the trust is liable and which are secured by all the assets of the trust and of Funding 2004-1. Such loans are non-recourse to the Company, even though the trust, Funding 2004-1 and the Company are consolidated for financial reporting purposes. The notes bear interest at a fixed rate of 2.53%. The expected annualized cost of the secured financing, including underwriters fees, the insurance premiums and other costs is approximately 6.6%. As Funding 2004-1 is organized as a separate legal entity from the Company, assets of Funding 2004-1 (including the conveyed dealer-partner advances) will not be available to satisfy the general obligations of the Company. All the assets of Funding 2004-1 have been encumbered to secure Funding 2004-1's obligations to its creditors. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed dealer-partner advances and related Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of such collections until the trust's underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness.

Thereafter, remaining collections would be paid over to Funding 2004-1 as the sole beneficiary of the trust where they would be available to be distributed to the Company as the sole member of Funding 2004-1. Alternatively, the Company may repurchase, or may choose to cause Funding 2004-1 to repurchase the remaining dealer-partner advances from the trust and direct the trust to redeem the indebtedness in whole, whereby the assets of the trust (including the right to remaining collections) would be paid over to Funding 2004-1, and distributed to the Company, resulting in the Company becoming the owner of such remaining collections. As of September 30, 2004 there was $100.0 million outstanding under this secured financing transaction.

      The Company has completed a total of eleven secured financing transactions, nine of which have been repaid in full. Information about the currently outstanding secured financing transactions is as follows (dollars in thousands):

                                                                            Balance as
                                    Secured Financing     Secured Dealer    Percent of
Issue                                   Balance at      Advance Balance at   Original
Number    Close Date       Limit    September 30, 2004  September 30, 2004   Balance
------  ---------------  ---------  ------------------  ------------------  ----------
2004-1  August 2004      $ 100,000      $ 100,000         $      134,081        100%
2003-2  September 2003*  $ 200,000         40,000                 59,243        n/a

*In August 2004, the 2003-2 Loan and Security Agreement was amended to increase the facility limit to $200 million and extend the commitment period to August 9, 2005.

      Mortgage Loan. The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $8.4 million and $5.4 million outstanding on this loan as of September 30, 2004 and December 31, 2003, respectively. The loan bears interest at a fixed rate of 5.35%, and requires monthly payments of $92,156 and a balloon payment at June 9, 2009 for the balance of the loan.

      Capital Lease Obligations. As of September 30, 2004, the Company has various capital lease obligations outstanding for computer equipment, with monthly payments totaling $65,000. These capital lease obligations bear interest at rates ranging from 4.45% to 9.31% and have maturity dates between October 2004 and March 2008.

      Debt Covenants. As of September 30, 2004, the Company is in compliance with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. The Company must also maintain a specified minimum level of net worth.

      In addition to the balance sheet indebtedness as of September 30, 2004, the Company also has contractual obligations resulting in future minimum payments under operating leases. A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                                   PERIOD OF REPAYMENT
                                    -------------------------------------------------
CONTRACTUAL OBLIGATIONS              <1 YEAR      1-3 YEARS   3-5 YEARS     > 5 YEARS     TOTAL
                                    ----------   ----------   ----------    ---------   ----------
Long-term debt obligations          $  140,667   $   60,933   $    5,479     $     -    $  207,079
Capital lease obligations                  100        1,572           98           -         1,770
Operating lease obligations                512        1,424          254           -         2,190
Purchase obligations                         -            -            -           -             -
Other long-term obligations(1)(2)            -            -            -           -             -
                                    ----------   ----------   ----------     -------    ----------
   Total contractual obligations    $  141,279   $   63,929   $    5,831     $     -    $  211,039
                                    ==========   ==========   ==========     =======    ==========

(1) The Company has dealer holdback liabilities on its balance sheet; however, as payments of dealer holdbacks are contingent upon the receipt of customer payments on Loans receivable and the repayment of dealer advances, these obligations are excluded from the above table.

(2) The Company has entered into a series of forward contracts to deliver British pound sterling in exchange for United States dollars. As the forward contracts are derivatives that are recorded on the balance sheet at their fair value and as this fair value does not represent the amounts that will ultimately be received or paid under these contracts, these obligations are excluded from the above table.

      Liquidation of Non-Core Businesses. As of September 30, 2004, the Company expects to receive approximately $12.8 million from the liquidation of its United Kingdom, Canadian, and Automobile Leasing businesses. The expected liquidation proceeds have been determined based on the Company's forecast of cash inflows and outflows during the estimated remaining years of operation for each business. Detail of expected future net liquidation proceeds follows:

(Dollars in thousands)                    AS OF
                                   SEPTEMBER 30, 2004
                                   ------------------
United Kingdom                          $  10,500
Canada                                      1,700
Automobile Leasing                            600
                                        ---------
                                        $  12,800
                                        =========

      The Company intends to utilize proceeds from businesses being liquidated to: (i) fund dealer-partner advances on Loans originated in the United States and (ii) fund share repurchases. During the third quarter of 2004, the Company received $6.0 million in liquidation proceeds.

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

      - the loss of key management personnel or inability to hire qualified personnel, and

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

ITEM 4. CONTROLS AND PROCEDURES.

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer (acting as its principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer (acting as its principal financial officer) concluded that the Company's disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II. - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The information required in Part II, Item 2 is incorporated by reference from the information in Part I, Item 2 under the caption "Liquidity and Capital Resources - Stock Repurchases" in this Form 10-Q.

ITEM 6. EXHIBITS

      See Index of Exhibits following the signature page.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CREDIT ACCEPTANCE CORPORATION
                                            (Registrant)

                                            By: /s/ Kenneth S. Booth
                                            ------------------------------------
                                            Kenneth S. Booth
                                            Chief Accounting Officer
                                            November 1, 2004

                                            (Acting as Principal Financial
                                            Officer, Principal Accounting
                                            Officer and Duly Authorized
                                            Officer)

                                INDEX OF EXHIBITS


EXHIBIT
   NO.   NOTE                            DESCRIPTION
-------  ----  -----------------------------------------------------------------
 4(f)57   1    Indenture dated August 25, 2004 between Credit Acceptance Auto
               Dealer Loan Trust 2004-1 and JPMorgan Chase Bank

 4(f)58   1    Sales and Servicing Agreement dated August 25, 2004 among the
               Company, Credit Acceptance Auto Dealer Loan Trust 2004-1, Credit
               Acceptance Funding LLC 2004-1, JPMorgan Chase Bank, and Systems &
               Services Technologies, Inc.

 4(f)59   1    Backup Servicing Agreement dated August 25, 2004 among the
               Company, Credit Acceptance Funding 2004-1, Credit Acceptance Auto
               Dealer Loan Trust 2004-1, Systems & Services Technologies, Inc.,
               Radian Asset Assurance Inc., XL Capital Assurance Inc., and
               JPMorgan Chase Bank

 4(f)60   1    Amended and Restated Trust Agreement dated August 25, 2004 between Credit Acceptance Funding LLC 2004-1 and Wachovia Bank of
               Delaware, National Association

 4(f)61   1    Contribution Agreement dated August 25, 2004 between the Company and Credit Acceptance Funding LLC 2004-1

 4(f)62   1    Intercreditor Agreement dated August 25, 2004 among the Company,
               CAC Warehouse Funding Corporation II, Credit Acceptance Funding
               LLC 2003-1, Credit Acceptance Auto Dealer Loan Trust 2003-1,
               Credit Acceptance Funding LLC 2004-1, Credit Acceptance Auto
               Dealer Loan Trust 2004-1, Wachovia Capital Markets, LLC, as
               agent, JPMorgan Chase Bank, as agent, and Comerica Bank, as agent

 4(f)63   2    Amendment No. 1, dated August 10, 2004, to Loan and Security
               Agreement dated September 30, 2003 among the Company, CAC
               Warehouse Funding Corporation II, Wachovia Bank, National
               Association, Variable Funding Capital Corporation, Wachovia
               Capital Markets, LLC, and Systems & Services Technologies, Inc.

 31(a)    2    Certification of Chief Executive Officer pursuant to Rule
               13a-14(a) of the Securities Exchange Act.

 31(b)    2    Certification of Chief Accounting Officer (acting as principal financial officer) pursuant to Rule 13a-14(a) of the Securities
               Exchange Act.

 32(a)    2    Certification of Chief Executive Officer, pursuant to 18 U.S.C.
               Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

 32(b)    2    Certification of Chief Accounting Officer (acting as principal financial officer), pursuant to 18 U.S.C. Section 1350 and Rule
               13a-14(b) of the Securities Exchange Act.

1 Previously filed as an exhibit to the Company's Form 8-K dated August 25, 2004, and incorporated herein by reference.

2     Filed herewith.