Form 10-K
period 2004-12-31
CREDIT ACCEPTANCE CORPORATION
filed 2006-01-30
CIK 885550

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004     COMMISSION FILE NUMBER 000-20202

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

                                  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of 9,896,178 shares of the Registrant's common stock held by non-affiliates on June 30, 2004 was approximately $149.1 million. For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

At December 31, 2005, there were 37,027,286 shares of the Registrant's common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

                          CREDIT ACCEPTANCE CORPORATION
                          YEAR ENDED DECEMBER 31, 2004

                               INDEX TO FORM 10-K

ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

  1.   Business                                                               4
  2.   Properties                                                            13
  3.   Legal Proceedings                                                     13
  4.   Submission of Matters to a Vote of Security Holders                   13

                                     PART II

  5.   Market for Registrant's Common Equity, Related Stockholder Matters
          and Issuer Purchases of Equity Securities                          14
  6.   Selected Financial Data                                               16
  7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              17
 7A.   Quantitative and Qualitative Disclosures About Market Risk            32
  8.   Financial Statements and Supplementary Data                           33
  9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               75
 9A.   Controls and Procedures                                               76

                                    PART III

 10.   Directors and Executive Officers of the Registrant                    79
 11.   Executive Compensation                                                81
 12.   Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters                                        83
 13.   Certain Relationships and Related Transactions                        84
 14.   Principal Accountant Fees and Services                                85

                                     PART IV

 15.   Exhibits and Financial Statement Schedules                            86

                                EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2004 reflects the restatement of Credit Acceptance's (the "Company") consolidated financial statements for the years ended December 31, 2003, December 31, 2002, December 31, 2001 and December 31, 2000, as previously filed. In addition, the Company has restated the consolidated financial statements for the year ended December 31, 2004 as reported in a March 24, 2005 press release announcing financial results for the year ended, and the consolidated financial statements for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, March 31, 2004, June 30, 2004, and September 30, 2004 as previously filed. Prior year financial statements have been restated due to the following reasons: On April 1, 2005, the Company's former independent registered public accounting firm, Deloitte & Touche LLP ("Deloitte"), informed the Company that Deloitte's National Office was reviewing the Company's accounting for loans. On April 8, 2005, Deloitte informed the Company that it believed the Company should not account for loans as an originator of loans to consumers but should instead account for its loans as a lender to its dealer-partners. The Company had accounted for its loans as a loan originator to consumers since 1992, and believed such accounting was in accordance with generally accepted accounting principles in the United States of America ("GAAP"). On April 26, 2005, the Company submitted a letter to the staff of the Office of the Chief Accountant of the Securities and Exchange Commission ("the SEC") requesting guidance.

On June 24, 2005, the SEC informed the Company that its method for recording loans should be changed from that of an originator of consumer loans to that of a servicer of loans generated by dealer-partners and a lender to those dealer-partners. As a result of this determination, the Company was required to restate its previously issued financial statements and reported financial results.

In addition to the restatement for the new loan accounting methodology, the Company's consolidated financial statements have been restated to correct income taxes related primarily to its foreign subsidiaries. On March 10, 2005, the Company disclosed that it had discovered errors related to accounting for income taxes related primarily to its foreign operations during the 2004 year-end closing process. The correction of these errors had no impact on pre-tax income. Additionally, various adjustments have been made to income taxes in addition to these corrections as a result of the change in loan accounting previously discussed.

For additional information regarding the Company's restatement and new accounting treatment for its loan portfolio, see Note 2 to the consolidated financial statements, which is incorporated herein by reference.

The following items in the Company's 2004 10-K have been restated for prior years as a result of the change in accounting methodology for loans and correction of income taxes:

Part I - Item 1 - Business
Part II - Item 6 - Selected Financial Data
Part II - Item 7 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
Part II - Item 8 - Financial Statements and Supplementary Data

     This Annual Report on Form 10-K for the year ended December 31, 2004 should be read in conjunction with the additional reports filed this same date. These include the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

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

     Credit Acceptance was founded to service and collect retail installment contracts (referred to as "Consumer Loans") originated and funded by automobile dealerships owned by the Company's founder, majority shareholder, and current Chairman, Donald Foss. During the 1980's, the Company began to market this service to non-affiliated dealers and, at the same time, began to offer dealers a non-recourse cash payment (referred to as an "advance") against anticipated future collections on Consumer Loans serviced for that dealer. Today, the Company's program is offered to dealers throughout the United States. The Company refers to dealers who participate in its program and who share its commitment to changing customers' lives as "dealer-partners".

     The Company's Internet address is www.creditacceptance.com. The Company makes available, free of charge on the web site, copies of reports it files with or furnishes to the Securities and Exchange Commission as soon as reasonably practicable after the Company electronically files or furnishes such reports.

     Although the Company is the legal owner of the retail installment contracts upon acceptance, for accounting purposes, the Company is considered a lender to dealer-partners in the United States and Canada and a lender to consumers in the United Kingdom. This difference is due to slight differences in the servicing agreements between the Company and the dealer-partner for each respective country. For additional information see Note 1 to the consolidated financial statements, which is incorporated herein by reference.

PRINCIPAL BUSINESS

     A customer who does not qualify for conventional automobile financing can purchase a used vehicle from a Credit Acceptance dealer-partner and finance the purchase through the Company. As payment for the vehicle, the dealer-partner receives the following:

          (i)    a down payment from the customer;

          (ii)   a cash advance from the Company; and

          (iii) after the advance has been recovered by the Company, the cash from payments made on the Consumer Loan, net of certain collection costs and the Company's servicing fee ("dealer holdback").

     The Company's servicing fee is equal to a fixed percentage (typically 20%) of each payment collected. In addition, the Company receives fees for other products and services. Customers and dealer-partners benefit as follows:

     Customers. The Company helps change the lives of customers who do not qualify for conventional automobile financing by helping them obtain quality transportation and, equally important, providing an opportunity to establish or reestablish their credit through the timely repayment of their Consumer Loan.

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

     - Enables dealer-partners to attract customers by advertising "guaranteed credit approval", where allowed by law. The customers will often use other services of the dealer-partners and refer friends and relatives to them.

     - Enables dealer-partners to attract customers who mistakenly assume they do not qualify for conventional financing.

Credit Acceptance derives its revenues from the following principal sources:

     (i) Finance charges, which are comprised of: (a) servicing fees earned as a result of servicing Consumer Loans assigned to the Company by dealer-partners and (b) fees earned from the Company's third party ancillary product offerings, which primarily consist of service contract programs;

     (ii) license fees, which represent monthly fees from the Company's patented Internet-based Credit Approval Processing System ("CAPS");

     (iii) lease revenue earned from investments in operating leases; and

     (iv) other income, which primarily consists of: premiums earned on credit life insurance programs; net gains resulting from lease terminations; and fees charged to dealer-partners at the time they enroll in the Company's program.

The following table sets forth the percent relationship to total revenue of each of these sources:

                            FOR THE YEARS ENDED
                                DECEMBER 31,
                           ---------------------
PERCENT OF TOTAL REVENUE    2004    2003    2002
------------------------   -----   -----   -----
Finance charges             87.6%   84.0%   72.9%
Lease revenue                0.9%    4.2%   10.1%
License fees                 3.3%    2.5%    1.8%
Other income                 8.2%    9.3%   15.2%
                           -----   -----   -----
   Total revenue           100.0%  100.0%  100.0%
                           =====   =====   =====

     The Company's business is seasonal with peak Consumer Loan acceptances occurring during February and March. However, this seasonality does not have a material impact on the Company's interim results.

     The Company is organized into four primary business segments: United States, United Kingdom, Automobile Leasing and Other. In early 2002, the Company stopped originating automobile leases and effective June 30, 2003 stopped accepting Consumer Loans originated in the United Kingdom and Canada. The Company is in the process of liquidating these portfolios. For information regarding the Company's reportable segments, see Note 12 to the consolidated financial statements, which is incorporated herein by reference.

OPERATIONS

     United States

     Sales and Marketing. The Company's target market is a select group of the more than 70,000 independent and franchised automobile dealers in the United States. The marketing of the Company's program is intended to: (i) result in a network consisting of the highest quality dealer-partners who share the Company's commitment to changing lives and (ii) increase the value of the Company's program to the Company's dealer-partners. Dealer-partners pay a one-time enrollment fee of $9,850 to join the Company's program. In return, the Company provides the dealer-partner with sales promotion kits, signs, training and the first month's access to CAPS.

     Dealer-partner enrollments in the United States for each of the last five years are presented in the table below.

          NUMBER OF
       DEALER-PARTNER
YEAR     ENROLLMENTS
----   --------------
2000         293
2001         224
2002         143
2003         399
2004         534

     A new dealer-partner is required to execute a dealer servicing agreement, which defines the legal relationship between the Company and the dealer-partner. The servicing agreement assigns the responsibilities for administering, servicing and collecting the amounts due on Consumer Loans to the Company. The servicing agreement provides that collections received by Credit Acceptance during a calendar month on Consumer Loans assigned by a dealer-partner are applied on a pool-by-pool basis as follows:

     -    First, to reimburse Credit Acceptance for certain collection costs;

     -    Second, to pay Credit Acceptance its servicing fee;

     - Third, to reduce the aggregate advance balance and to pay any other amounts due from the dealer-partner to the Company; and

     - Fourth, to the dealer-partner as payment for amounts contractually due under the servicing agreement.

     Under the typical servicing agreement, a dealer-partner represents that it will only submit Consumer Loans to Credit Acceptance which satisfy criteria established by the Company, meet certain conditions with respect to the binding nature and the status of the security interest in the purchased vehicle, and comply with applicable state, federal and foreign laws and regulations. Dealer-partners receive a monthly statement from the Company, summarizing all activity on Consumer Loans assigned by such dealer-partner.

     In the event that the Company discovers a misrepresentation by the dealer-partner relating to a Consumer Loan submitted to the Company, the Company can demand that the Consumer Loan be repurchased for the current balance of the Consumer Loan less the amount of any unearned finance charge plus the applicable termination fee, which is generally $500. Upon receipt of such amount in full, the Company will reassign the Consumer Loan receivable and its security interest in the financed vehicle to the dealer-partner.

     The typical servicing agreement may be terminated by the Company or by the dealer-partner upon written notice. The Company may terminate the servicing agreement immediately in the case of an event of default by the dealer-partner. Events of default include, among other things:

     (1) the dealer-partner's refusal to allow the Company to audit its records relating to the Consumer Loans assigned to the Company;

     (2) the dealer-partner, without the Company's consent, is dissolved; merges or consolidates with an entity not affiliated with the dealer-partner; or sells a material part of its assets outside the course of its business to an entity not affiliated with the dealer-partner; or

     (3) the appointment of a receiver for, or the bankruptcy or insolvency of, the dealer-partner.

     While a dealer-partner can cease submitting Consumer Loans to the Company at any time without terminating the servicing agreement, if the dealer-partner elects to terminate the servicing agreement or in the event of a default, the dealer-partner must immediately pay the Company:

     (i)  any unreimbursed collection costs;

     (ii) any unpaid advances and all amounts owed by the dealer-partner to the Company; and

     (iii) a termination fee equal to 15% of the then outstanding amount of the Consumer Loans accepted by the Company.

     Upon receipt of such amounts in full, the Company will reassign the Consumer Loan and its security interest in the financed vehicle to the dealer-partner. In the event of a termination by the Company (or any other termination if the Company and the dealer-partner agree), the Company may continue to service Consumer Loans accepted prior to termination in the normal course of business without charging a termination fee.

     Consumer Loan Assignment. Once a dealer-partner has enrolled in the Company's program, the dealer-partner may begin submitting Consumer Loans to the Company for servicing, administration, and collection. A Consumer Loan occurs when a customer enters into a contract with a dealer-partner that sets forth the terms of the agreement between the customer and the dealer-partner for the payment of the purchase price of the automobile. The amount of the Consumer Loan consists of the total principal and interest that the customer is required to pay over the term of the Consumer Loan. During 2004 and 2003, virtually all of the Consumer Loans accepted by the Company in the United States were processed through CAPS. CAPS was offered to all dealer-partners located in the United States beginning in January 2001, and allows dealer-partners to input a consumer's credit application and view the response from the Company via the Internet. CAPS allows dealer-partners to: (i) receive an approval from the Company much faster than with traditional methods; and (ii) interact with the Company's credit scoring system to improve the structure of each transaction prior to delivery. All responses include the amount of the advance, as well as any stipulations required for funding. The amount of the advance is determined using a computer model which considers a number of factors including the timing and amount of cash flows expected on the related Consumer Loan and the Company's target return on capital at the time the Consumer Loan is assigned. The estimated future cash flows are determined based upon a proprietary credit scoring system, which considers numerous variables, including the customer's credit bureau report, data contained in the customer's credit application, the structure of the proposed transaction, vehicle information and other factors, to calculate a composite credit score that corresponds to an expected collection rate. The Company's credit scoring system forecasts the collection rate based upon the historical performance of Consumer Loans in the Company's portfolio that share similar characteristics. The performance of the credit scoring system is evaluated monthly by comparing projected to actual Consumer Loan performance. Adjustments are made to the credit scoring system when necessary.

     While a dealer-partner can assign any legally compliant Consumer Loan to the Company for servicing, administration and collection, the decision whether to pay an advance to the dealer-partner and the amount of any advance is made solely by the Company. The Company performs all significant functions relating to the processing of the Consumer Loan applications and bears certain costs of Consumer Loan acceptance, including the cost of assessing the adequacy of Consumer Loan documentation, compliance with underwriting guidelines and the cost of verifying employment, residence and other information submitted by the dealer-partner.

     CAPS interfaces with the Company's Application and Contract System ("ACS"). Consumer Loan information included in CAPS is automatically entered into ACS through a download from CAPS. Additional Consumer Loan information is entered into ACS manually. ACS provides credit scoring capability as well as the ability to process Consumer Loan packages. ACS compares Consumer Loan data against information provided during the approval process and allows the funding analyst to check that all stipulations have been met prior to funding. Consumer Loan contracts are written on a contract form provided by the Company and the Consumer Loan transaction typically is not completed until the dealer-partner has received approval from the Company. The assignment of the Consumer Loan from the dealer-partner to the Company occurs after both the customer and dealer-partner sign the contract and the original contract is received and approved by the Company. Although the dealer-partner is named in the Consumer Loan contract, the dealer-partner does not have legal ownership of the Consumer Loan for more than a moment and the Company, not the dealer-partner, is listed as lien holder on the vehicle title. The customer's payment obligation is directly to the Company. Payments are generally made by the customer directly to the Company. The customer's failure to pay amounts due under the Consumer Loan will result in collection action by the Company.

     The Company generally offers the dealer-partner a non-recourse advance against anticipated future collections on the Consumer Loan. Since typically the combination of the advance and the customer's down payment provides the dealer-partner with a cash profit at the time of sale, the dealer-partner's risk in the Consumer Loan is limited. The Company cannot demand repayment from the dealer-partner of the advance except in the event the dealer-partner is in default of the servicing agreement. Advances are made only after the Consumer Loan is approved, accepted by and assigned to the Company and all other stipulations required for funding have been satisfied.

     Cash advanced to dealer-partners is automatically assigned to the originating dealer-partner's open pool of advances. The Company records the amount advanced to the dealer-partner as a Dealer Loan ("Dealer Loan"), which is classified within Loans receivable in the Company's consolidated balance sheets. At the dealer-partner's option, a pool containing more than one hundred Consumer Loans can be closed and subsequent advances assigned to a new pool. All advances due from a dealer-partner are secured by the future collections on the dealer-partner's portfolio of Consumer Loans assigned to the Company. Net collections on all related Consumer Loans within the pool, after payment of the Company's servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance owing against those Consumer Loans within the pool. Once the advance balance has been repaid, the dealer-partner is entitled to receive future net collections from Consumer Loans within that pool, after payment of the Company's servicing fee and reimbursement of certain collection costs. If the collections on Consumer Loans from a dealer-partner's pool are not sufficient to repay the advance balance, the dealer-partner will not receive dealer holdback. Additionally, for dealer-partners with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for dealer holdback.

     Dealer-partners have an opportunity to receive a portion of the dealer holdback on an accelerated basis at the time a pool of one hundred or more Consumer Loans is closed. The eligibility to receive accelerated dealer holdback and the amount paid to the dealer-partner is calculated using a formula that considers the collection rate and the advance balance on the closed pool.

     The Company's business model allows it to share the risk and reward of collecting on the Consumer Loans with the dealer-partners. Such sharing is intended to motivate the dealer-partner to assign better quality Consumer Loans, follow the Company's underwriting guidelines, and provide appropriate service and support to the customer after the sale. The Company believes this arrangement aligns the interests of the Company, the dealer-partner and the customer. The Company measures various criteria for each dealer-partner against other dealer-partners in their area as well as the top performing dealer-partners. Sales representatives are required to present the analysis to the dealer-partner and to develop an action plan on a quarterly basis with the dealer-partner to improve the dealer-partner's overall success with the Company's program.

     Information on the Company's Consumer Loans accepted in the United States, the Company's only business segment that continues to accept assignments of new Consumer Loans, for each of the last five years is presented in the following table:

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------
       AVERAGE CONSUMER LOAN DATA           2004      2003      2002      2001      2000
       --------------------------         -------   -------   -------   -------   -------
Average size of Consumer Loan accepted    $12,634   $12,143   $11,202   $10,397   $7,868

Percentage growth in average size of
   Consumer Loan                              4.0%      8.4%      7.7%     32.1%    (2.2)%

Average initial maturity (in months)           37        37        36        36       32

Average advance per Consumer Loan         $ 6,105   $ 5,649   $ 5,115   $ 4,988   $4,010

Average advance as a percent of average
   Consumer Loan accepted                    48.3%     46.5%     45.7%     48.0%    51.0%

     Servicing and Collections. The Company's collectors are organized into teams. The Company's first payment missed team services Consumer Loans of customers who have failed to make one of their first three payments on time. A collection call is generally placed to these customers within one day after the payment is due. Once a customer has made their first three payments, a regional collection team services the Consumer Loan. Regional teams service all Consumer Loans assigned by dealer-partners within their geographic area. The Company has an incentive system to encourage collectors to collect the full amount due and eliminate the delinquency on Consumer Loans assigned to their team. Collectors may recommend repossession of the vehicle based on a variety of factors including the amount of the delinquency and the estimated value of the vehicle. These recommendations are typically reviewed by a collection team supervisor.

     When a Consumer Loan is approved for repossession, the account is transferred to the Company's repossession team. Repossession personnel continue to service the Consumer Loan as it is being assigned to a third party repossession contractor, who works on a contingency fee basis. Once a vehicle has been repossessed, the customer can negotiate a redemption with the Company, whereby the vehicle is returned to the customer in exchange for paying off the Consumer Loan balance, or where appropriate or if required by law, the vehicle is returned to the customer and the Consumer Loan reinstated, in exchange for reducing or eliminating the past due balance. If the redemption process is not successful, the vehicle is typically sold at a wholesale automobile auction. Prior to sale, the vehicle is usually inspected by the Company's remarketing representatives who authorize repair and reconditioning work in order to maximize the net sale proceeds at auction.

     If the vehicle sale proceeds are not sufficient to satisfy the balance owing on the Consumer Loan, the Consumer Loan is serviced by either: (i) the Company's senior collection team, in the event that the customer is willing to make payments on the deficiency balance; or (ii) where permitted by law, the Company's legal team, if it is believed that legal action is required to reduce the deficiency balance owing on the Consumer Loan. The Company's legal team assigns Consumer Loans to third party collection attorneys who file a claim and upon obtaining a judgment, garnish wages or other assets.

     Collectors rely on two systems to service accounts, the Collection System ("CS") and the Loan Servicing System ("LSS"). The LSS and CS are connected through a batch interface. The present CS has been in service since June 2002. The CS interfaces with a predictive dialer and records all activity on a Consumer Loan, including details of past phone conversations with the customer, collection letters sent, promises to pay, broken promises, repossession orders and collection attorney activity. The LSS maintains a record of all transactions relating to Consumer Loans assigned after July 1990 and is the primary source of management reporting including data utilized to:

     (i)  evaluate the Company's proprietary credit scoring system;

     (ii) forecast future collections;

     (iii) establish the amount of revenue recognized by the Company; and

     (iv) analyze the profitability of the Company's program.

SERVICE CONTRACTS AND INSURANCE PRODUCTS

     The Company provides dealer-partners the ability to offer vehicle service contracts to customers. Under this program, the sales price of the service contract is added to the amount due under the Consumer Loan. The cost of the service contract, plus a commission earned by the dealer-partner on the sale of the service contract is added to the advance balance. A portion of the amount added to the advance balance is retained by the Company as a fee. Third party vehicle service contract administrators ("TPAs") bear all of the risk of loss on claims. During 2004, the Company entered into agreements with two new TPAs where the Company receives underwriting profits from the TPAs based on the level of future claims paid. Funds paid by the Company to the TPA to pay future claims are held in trusts. The assets and liabilities of the trusts have been consolidated on the Company's balance sheet in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). As of December 31, 2004, the trusts had $4.8 million in cash available to pay claims and a related claims reserve of $4.8 million. For additional information regarding the two new TPAs, see Note 1 to the consolidated financial statements, which is incorporated herein by reference. The Company previously offered a vehicle service contract program where the Company bore the risk of loss on claims relating to the service contracts. The Company discontinued offering this product effective November 1, 2003, as the product was not competitive with the third party vehicle service contract products offered by the Company. The Company's reserve for these vehicle service contract claims was $5,000 and $64,000 at December 31, 2004 and 2003, respectively.

     The Company maintains relationships with certain insurance carriers which provide dealer-partners the ability to offer customers credit life and disability insurance. Should the customer elect to purchase this insurance, the premium on the insurance policy is added to the amount due under the Consumer Loan and to the advance balance. The Company is not involved in the actual sale of the insurance; however, the insurance carrier cedes the premiums, less a fee, to a wholly-owned subsidiary of the Company, which reinsures the coverage under the policy. As a result, the Company, through its subsidiary, bears the risk of loss, and earns revenues from premiums ceded and the investment of such funds. The Company's reserve for insurance claims was $384,000 and $455,000 at December 31, 2004 and 2003, respectively.

BUSINESSES IN LIQUIDATION

     United Kingdom

     Effective June 30, 2003, the Company decided to stop originating Consumer Loans in the United Kingdom. Prior to this decision, the Company originated and serviced Consumer Loans in the United Kingdom. As of December 31, 2004, the amount of capital invested in this business was $6.4 million.

     The Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary on December 30, 2005. The selling price was approximately $4.3 million resulting in a pre-tax gain of approximately $3.0 million.

     Automobile Leasing

     In January 2002, the Company decided to exit the automobile leasing business. Prior to this decision, the Company assumed ownership of automobile leases from dealer-partners for an amount based on the value of the vehicle as determined by an industry guidebook, assumed ownership of the related vehicle from the dealer-partner and received title to the vehicle. This program differed from the Company's principal business in that, the Company assumed ownership of the vehicles and assumed no liability to the dealer-partner for dealer holdback payments. As of December 31, 2004, the amount of capital invested in this business was $0.3 million.

     Other

     Canada. Effective June 30, 2003, the Company decided to cease accepting Consumer Loans in Canada. Prior to this decision, the Company accepted and serviced Consumer Loans in Canada on approximately the same basis as in the United States. As of December 31, 2004, the amount of capital invested in this business was $1.4 million.

     Floorplan Financing. Floorplan financing is offered on a limited basis to certain dealers, most of which participate in the Company's core program. Under these financing arrangements, loans are provided to finance the dealer's inventory. Dealers are charged documentation fees in connection with each vehicle financed, plus interest on the unpaid balance at rates that generally range from 12% to 18% per annum. Security for these loans generally consists of:

     (i)  a lien on the financed inventory;

     (ii) a security interest in the dealer's assets, including the dealer-partner's portfolio of Consumer Loans serviced by the Company; and

     (iii) the personal guarantee of the owner.

     Since 2001, the Company has significantly reduced its investment in the floorplan portfolio after concluding this business was not likely to generate an acceptable return on capital. As of December 31, 2004, the amount of capital invested in this business was $0.7 million.

     Secured Line of Credit Loans. The Company offered line of credit arrangements to certain dealers who were not participating in the Company's core program. These lines of credit are secured primarily by loans, originated and serviced by the dealer, with additional security provided by the personal guarantee of the dealership's owner. The effective interest rate on these loans varies based upon the amount loaned to the dealer and the percentage of collections on the loan portfolio required to be remitted to the Company. During the third quarter of 2001, the Company discontinued offering this program to new dealers, and is in the process of reducing the amount of capital invested in this business. As of December 31, 2004, the amount of capital invested in this business was $1.6 million.

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

COMPETITION

     The market for customers who do not qualify for conventional automobile financing is large and highly competitive. The Company's largest competition comes from "buy here, pay here" dealerships where the dealer finances the customer's purchase and services the Consumer Loan themselves. The market is also currently served by banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned. Many of these companies are much larger and have greater resources than the Company. These companies typically target higher credit tier customers within the Company's market. While the Company is only aware of a few companies that offer guaranteed credit approval, there is the potential that significant direct competition could emerge and that the Company may be unable to compete successfully.

CUSTOMER AND GEOGRAPHIC CONCENTRATIONS

     No single dealer-partner accounted for more than 10% of total revenues during any of the last three years. Additionally, no single dealer-partner's Dealer Loan accounted for more than 10% of total Dealer Loans as of December 31, 2004 or as of December 31, 2003. The following table provides information regarding the five states that are responsible for the largest dollar amount of Consumer Loans accepted in the United States during 2004:

                         CONSUMER LOANS ACCEPTED   ACTIVE DEALER-PARTNERS (1)
                         -----------------------   --------------------------
(Dollars in thousands)     AMOUNT    % OF TOTAL        NUMBER    % OF TOTAL
                          --------   ----------        ------    ----------
Michigan                  $ 77,923       8.1%            114        9.4%
Alabama                     62,081       6.5              35        2.9
Mississippi                 58,840       6.1              44        3.6
Virginia                    57,066       5.9              64        5.3
Maryland                    56,119       5.8              60        4.9
All other states           647,588      67.6             898       73.9
                          --------     -----           -----      -----
   Total                  $959,617     100.0%          1,215      100.0%
                          ========     =====           =====      =====

(1) Active dealer-partners are dealer-partners who submitted at least one Consumer Loan during the year.

     The following table provides information regarding the five states that are responsible for the largest dollar amount of Consumer Loans accepted in the United States during 2003:

                         CONSUMER LOANS ACCEPTED   ACTIVE DEALER-PARTNERS (1)
                         -----------------------   --------------------------
(Dollars in thousands)     AMOUNT    % OF TOTAL        NUMBER   % OF TOTAL
                          --------   ----------        ------   ----------
Michigan                  $ 75,551      10.0%            100       10.9%
Virginia                    54,247       7.2              49        5.3
Maryland                    50,323       6.6              48        5.2
New York                    48,411       6.4              78        8.5
Tennessee                   46,900       6.2              34        3.7
All other states           481,463      63.6             607       66.4
                          --------     -----             ---      -----
   Total                  $756,895     100.0%            916      100.0%
                          ========     =====             ===      =====

(1) Active dealer-partners are dealer-partners who submitted at least one Consumer Loan during the year.

    While not considered to be a concentration, the Company's transactions with related parties are significant. For information regarding the Company's transactions with related parties, see Note 9 to the consolidated financial statements, which is incorporated herein by reference.

GEOGRAPHIC FINANCIAL INFORMATION

    The following table sets forth, for each of the last three years for the Company's domestic and foreign operations, the amount of revenues, and long-lived assets:

                                   AS OF AND FOR THE YEARS ENDED
                                           DECEMBER 31,
                                ----------------------------------
(In thousands)                    2004        2003         2002
                                --------   ----------   ----------
                                           (RESTATED)   (RESTATED)
Revenues
   United States                $170,332    $137,673     $133,602
   United Kingdom                  4,354      10,789       20,182
   Other foreign                   2,029       3,765        5,354
                                --------    --------     --------
      Total revenues            $176,715    $152,227     $159,138
                                ========    ========     ========
Long-lived assets
   United States                $ 19,474    $ 18,045     $ 19,169
   United Kingdom                    232         496          667
                                --------    --------     --------
      Total long-lived assets   $ 19,706    $ 18,541     $ 19,836
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

          (i)  require licensing and qualification,

          (ii) regulate interest rates, fees and other charges,

          (iii) require specified disclosures to customers,

          (iv) govern the sale and terms of the ancillary products; and

          (v) define the Company's rights to collect Consumer Loans and repossess and sell collateral.

     Failure to comply with, or an adverse change in, these laws or regulations could have a material adverse effect on the Company by, among other things, limiting the states or countries in which the Company may operate, restricting the Company's ability to realize the value of the collateral securing the Consumer Loans and leases, or resulting in potential liability related to the servicing of Consumer Loans and leases accepted from dealer-partners. In addition, governmental regulations depleting the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on the Company. The Company is not aware of any such legislation currently pending that could have a material adverse effect on the Company.

     The sale of insurance products in connection with Consumer Loans and leases assigned to the Company by dealer-partners is also subject to state laws and regulations. As the legal owner of the Consumer Loans and leases that contain these products, some of these state laws and regulations may apply to the Company's servicing and collection of the Consumer Loans and leases. However, as the Company does not deal directly with customers in the sale of insurance products, it does not believe that such laws and regulations significantly affect its business. Nevertheless, there can be no assurance that insurance regulatory authorities in the jurisdictions in which such products are offered by dealer-partners will not seek to regulate the Company or restrict the operation of the Company's business in such jurisdictions. Any such action could materially adversely affect the income received from such products. The Company's credit life and disability reinsurance and property and casualty insurance subsidiaries are licensed and subject to regulation in the Turks and Caicos Islands.

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

EMPLOYEES

     As of December 31, 2004, the Company had 757 employee team members. The Company's team members have no union affiliations and the Company believes its relationship with its team members is good. The table below presents team members by department:

                                  NUMBER OF TEAM
                                      MEMBERS
                                  --------------
                                   DECEMBER 31,
                                  --------------
           DEPARTMENT               2004   2003
           ----------               ----   ----
Collection and Servicing             482    439
Loan Origination and Processing       43     48
Sales and Marketing                   81     66
Finance and Accounting                32     38
Information Systems                   57     51
Management and Support                62     52
                                     ---    ---
   TOTAL                             757    694
                                     ===    ===

ITEM 2. PROPERTIES

     United States, Automobile Leasing, and Other

     The Company's headquarters are located at 25505 West Twelve Mile Road, Southfield, Michigan 48034. The Company purchased the office building in 1993 and has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the property. The office building includes approximately 118,000 square feet of space on five floors. The Company occupies approximately 72,000 square feet of the building, with most of the remainder of the building leased to various tenants.

     The Company leases approximately 20,000 square feet of office space in Henderson, Nevada. The lease expires in October 2009.

     United Kingdom

     The Company leases space in an office building in Worthing, West Sussex, in the United Kingdom. The building includes approximately 10,000 square feet of space. The Company occupies approximately 6,900 square feet of the building under a lease expiring in September 2007.

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of business and as a result of the customer-oriented nature of the industry in which the Company operates, industry participants are frequently subject to various customer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, customer protection, warranty, debt collection, insurance and other customer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to the Company's repossession and sale of the customer's vehicle and other debt collection activities. As the Company accepts assignments of Consumer Loans originated by dealer-partners, it may also be named as a co-defendant in lawsuits filed by customers principally against dealer-partners. Many of these cases are filed as purported class actions and seek damages in large dollar amounts. An adverse ultimate disposition in any such action could have a material adverse impact on the Company's financial position, liquidity and results of operations.

     For a description of material pending litigation to which the Company is a party, see Note 13 to the consolidated financial statements, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter of 2004. The Company's annual meeting typically occurs during the second quarter of each fiscal year and the results of such matters submitted to a vote of the shareholders at the meeting normally appears in the Quarterly Report on Form 10-Q for the quarter in which the meeting occurred. There was no annual meeting held in 2005 due to the ongoing restatement of the Company's consolidated financial statements.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PRICE

     During 2003 and 2004, the Company's common stock was traded on The Nasdaq Stock Market(R) ("the Nasdaq") under the symbol CACC. The high and low sale prices for the common stock for each quarter during the two year period ending December 31, 2004 as reported by the Nasdaq are set forth in the following table:

                      2004             2003
                ---------------   --------------
QUARTER ENDED    HIGH      LOW     HIGH     LOW
-------------   ------   ------   ------   -----
March 31        $20.65   $14.97   $ 6.79   $4.75
June 30          19.25    12.55    12.10    4.75
September 30     20.00    12.65    12.59    8.35
December 31      26.92    18.52    15.77    8.99

     As of July 19, 2005, the Company's common stock was delisted from the Nasdaq and is currently traded on the Pink Sheets Electronic Quotation Service under the symbol CACC.PK.

     The following table sets forth the high and low sale prices as reported by the Nasdaq for the common stock for each quarter during 2005 that the common stock was traded on the Nasdaq (through July 19, 2005) and the high and low [bid] prices for the common stock for the remainder of 2005 as reported by the Pink Sheets Electronic Quotation Service. [Such bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.]

                      2005
                ---------------
QUARTER ENDED    HIGH      LOW
-------------   ------   ------
March 31        $26.46   $19.16
June 30          20.09    12.90
September 30     16.25    12.08
December 31      17.90    14.50

     As of December 31, 2005, the number of beneficial holders and shareholders of record of the common stock was approximately 1,356 based upon securities position listings furnished to the Company.

DIVIDENDS

The Company has not paid any cash dividends during the periods presented. The Company's credit agreements contain financial covenants pertaining to the Company's ratio of liabilities to tangible net worth and amount of tangible net worth, which may indirectly limit the payment of dividends on common stock.

EQUITY COMPENSATION PLANS

The Company's Incentive Compensation Plan (the "Incentive Plan"), which was approved by shareholders on May 13, 2004, provides for the granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors. The Company also has two stock option plans pursuant to which it has granted stock options with time or performance-based vesting requirements to employees, officers, and directors. The Company's 1992 Stock Option Plan (the "1992 Plan") was approved by shareholders in 1992 prior to the Company's initial public offering and was terminated as to future grants on May 13, 2004, when shareholders approved the Incentive Plan. The Company's Director Stock Option Plan (the "Director Plan") was approved by shareholders in 2002 and was terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan. The following table sets forth, with respect to each of the option plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options,
(ii) the weighted average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2004:

                                                                                                NUMBER OF SHARES
                                                                                                    REMAINING
                                                       NUMBER OF SHARES                       AVAILABLE FOR FUTURE
                                                      TO BE ISSUED UPON    WEIGHTED-AVERAGE      ISSUANCE UNDER
                                                         EXERCISE OF      EXERCISE PRICE OF          EQUITY
                                                         OUTSTANDING         OUTSTANDING      COMPENSATION PLANS
                     PLAN CATEGORY                         OPTIONS             OPTIONS                 (A)
                     -------------                    -----------------   -----------------   --------------------
Equity compensation plans approved by shareholders:
   1992 Plan                                              3,506,519              $ 6.98                    --
   Director Plan                                            200,000               12.13                    --
   Incentive Plan                                                --                  --             1,000,000
                                                          ---------                                 ---------
Total                                                     3,706,519              $ 7.26             1,000,000
                                                          =========                                 =========

     For additional information regarding the Company's stock compensation plans, see Note 11 to the consolidated financial statements, which is incorporated herein by reference.

STOCK REPURCHASES

     The following table summarizes the Company's stock repurchases for the three months ended December 31, 2004:

                                                  TOTAL NUMBER OF       MAXIMUM NUMBER
                                                SHARES PURCHASED AS   OF SHARES THAT MAY
                TOTAL NUMBER                      PART OF PUBLICLY     YET BE PURCHASED
                  OF SHARES     AVERAGE PRICE     ANNOUNCED PLANS       UNDER THE PLANS
    PERIOD        PURCHASED    PAID PER SHARE       OR PROGRAMS         OR PROGRAMS (A)
    ------      ------------   --------------   -------------------   ------------------
October 2004            --         $   --                  --               756,231
November 2004       93,211          24.37              93,211               663,020
December 2004       27,887          25.16              27,887               635,133
                   -------                            -------
                   121,098         $24.55             121,098
                   =======                            =======

(a) On August 5, 1999, the Company announced a stock repurchase program of up to 1.0 million shares of the Company's common stock. The program authorized the Company to repurchase common shares in the open market or in privately negotiated transactions at price levels the Company deems attractive. Since August 1999, the Company's board of directors has authorized several increases to the stock repurchase program, the most recent occurring on March 10, 2004, which increased the total number of shares authorized to be repurchased to 7.0 million shares. As of December 31, 2004, the Company has repurchased approximately 6.4 million shares under this program at a cost of $51.9 million.

ITEM 6. SELECTED FINANCIAL DATA

The selected income statement and balance sheet data presented below are derived from the Company's audited consolidated financial statements for the years ended December 31, 2004, 2003, and 2002, and should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this Annual Report. Certain amounts for prior periods have been reclassified to conform to the current presentation. For information regarding the restatement of the Company's consolidated financial statements, see Note 2 to the consolidated financial statements, which is incorporated herein by reference.

                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             -------------------------------------------------------------------
                                                                                           2001          2000
                                                               2003          2002       (RESTATED)    (RESTATED)
                                                 2004       (RESTATED)    (RESTATED)   (UNAUDITED)   (UNAUDITED)
                                             -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA:
Revenue                                      $   176,715   $   152,227   $   159,138   $   149,230   $   129,025
Costs and expenses (A)                            90,483        97,913       107,779       107,951        94,628
                                             -----------   -----------   -----------   -----------   -----------
Operating income                                  86,232        54,314        51,359        41,279        34,397
   Foreign exchange gain (loss)                    1,650        (2,767)           (3)          (42)          (11)
                                             -----------   -----------   -----------   -----------   -----------
Income before income taxes                        87,882        51,547        51,356        41,237        34,386
   Provision for income taxes                     30,557        26,878        21,582        16,566        11,923
                                             -----------   -----------   -----------   -----------   -----------
Net income                                   $    57,325   $    24,669   $    29,774   $    24,671   $    22,463
                                             ===========   ===========   ===========   ===========   ===========
Net income per common share:
   Basic                                     $      1.48   $      0.58   $      0.70   $      0.59   $      0.51
                                             ===========   ===========   ===========   ===========   ===========
   Diluted                                   $      1.40   $      0.57   $      0.69   $      0.57   $      0.51
                                             ===========   ===========   ===========   ===========   ===========
Weighted average shares outstanding:
   Basic                                      38,617,787    42,195,340    42,438,292    42,140,961    43,879,577
   Diluted                                    41,017,205    43,409,007    43,362,741    43,150,804    44,219,876

BALANCE SHEET DATA:
Loans receivable, net                        $   526,011   $   476,128   $   456,908   $   501,535   $   411,905
All other assets                                  65,302        68,720        68,251        87,782        92,428
                                             -----------   -----------   -----------   -----------   -----------
   Total assets                              $   591,313   $   544,848   $   525,159   $   589,317   $   504,333
                                             ===========   ===========   ===========   ===========   ===========
Total debt                                   $   193,547   $   106,447   $   109,663   $   202,290   $   156,121
Dealer reserve payable, net                       15,675        35,198        47,262        61,013        58,565
Other liabilities                                 81,201        59,908        52,222        45,469        31,686
                                             -----------   -----------   -----------   -----------   -----------
   Total liabilities                             290,423       201,553       209,147       308,772       246,372
Shareholders' equity (B)                         300,890       343,295       316,012       280,545       257,961
                                             -----------   -----------   -----------   -----------   -----------
Total liabilities and shareholders' equity   $   591,313   $   544,848   $   525,159   $   589,317   $   504,333
                                             ===========   ===========   ===========   ===========   ===========

(A) Includes impairment expenses of $10.5 million recognized in 2003 following the decision to liquidate the United Kingdom operation.

(B)  No dividends were paid during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has changed its method for recording loans in the United States and Canada, from that of an originator of Consumer Loans to that of a servicer of loans generated by dealer-partners and a lender to those dealer-partners. As a result of this determination, the Company was required to restate its previously reported financial results. For information regarding the restatement of the Company's consolidated financial statements, see Note 2 to the consolidated financial statements, which is incorporated herein by reference.

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

     The Company is an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the dealer-partner and immediately assigned to the Company. The compensation paid to the dealer-partner in exchange for the Consumer Loan is paid in two parts. A portion of the compensation is paid at the time of origination, and a portion is paid based on the performance of the loan. The amount paid at the time of origination is called an advance; the portion paid over time is called dealer holdback. For accounting purposes, a majority of the transactions described above are not considered to be Consumer Loan transactions. Instead the Company's accounting reflects that of a lender to the dealer-partner. This classification for accounting purposes is primarily a result of (i) the dealer-partner's financial interest in the Consumer Loan and
(ii) certain elements of the Company's legal relationship with the dealer-partner. Because the legal agreement between the Company and the dealer-partner in the United Kingdom is structured differently, the Company's United Kingdom business is accounted for as a consumer lender. This difference is due to slight differences in the servicing agreements between the Company and the dealer-partner for each respective country. In the United States and Canada, if the Company discovers a misrepresentation by the dealer-partner relating to a Consumer Loan assigned to the Company, the Company can demand that the Consumer Loan be repurchased for the current balance of the Consumer Loan less the amount of any unearned finance charge plus the applicable termination fee, which is generally $500. Upon receipt of such amount in full, the Company will reassign the Consumer Loan receivable and its security interest in the financed vehicle to the dealer-partner. The dealer-partner can also opt to repurchase Consumer Loans at their own discretion. To date, no dealer-partner has repurchased receivables under this option. This repurchase stipulation is not part of the servicing agreement in the United Kingdom. In addition, a small percentage of transactions in the United States are considered to be Consumer Loans for accounting purposes. For the majority of the Company's transactions, the cash amount advanced to the dealer-partner is recorded as an asset on the Company's balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the Dealer Loan recorded in Loans receivable. For the remaining business, the amount due from the consumer is recorded as a Consumer Loan in Loans receivable. Additionally, a liability for estimated dealer holdback payments is recorded. For additional information regarding the Company's accounting for Loans receivable, see Note 1 to the consolidated financial statements, which is incorporated herein by reference.

     An initial yield is assigned to each dealer advance. The yield is the rate that, when applied to expected future cash flows, result in a present value equal to the initial cash amount of the advance. The expected future cash flows are the expected collections from the Consumer Loan, less the amount of expected future dealer holdback payments.

     The Company believes it has been successful in improving the profitability of its Dealer Loans in recent years primarily as a result of increasing the spread between the forecasted collection rate and the advance rate, and increasing revenue from ancillary products. Dealer Loan originations increased 27.3% in 2004 due to an increase in the number of active dealer-partners and an increase in the average transaction size. Since the Company believes it is one of only a few financial services companies serving the Company's target market, the Company believes that it has an opportunity to grow its business profitably in the future.

     Critical success factors for the Company include access to capital and the ability to accurately forecast Consumer Loan performance. The Company's strategy for accessing the capital required to grow its business is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and
(iii) maintain multiple funding sources. The Company's funded debt to equity ratio is 0.6 to 1.0 at December 31, 2004. The Company currently funds its business through a bank line of credit facility, privately placed secured financings and commercial bank conduit-financed secured financings.

     The ability to accurately forecast Consumer Loan performance is critical to the Company. At the time of Consumer Loan acceptance, the Company forecasts future expected cash flows from the Consumer Loan. Based on these forecasts, an advance is made to the related dealer-partner at a level that allows the Company to achieve an acceptable return on capital. If Consumer Loan performance equals or exceeds the Company's original expectation, it is likely the Company's target return on capital will be achieved.

CONSUMER LOAN PERFORMANCE IN THE UNITED STATES

     The United States is the Company's only business segment that continues to originate Dealer Loans. The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that have been realized as of September 30, 2005 for the United States business segment. The data presented in the table has been changed from similar data as previously disclosed in the Company's filings in order to conform to the Company's new accounting methodology. The changes are as follows: (1) Collection and advance rates included in the table are calculated as a percentage of funded loans, defined as Consumer Loans on which an advance has been paid to the dealer-partner. Previously, collection and advance rates were calculated as a percentage of Consumer Loans assigned to the Company. As a result, collection rates are higher than previously reported. This reflects the change in presentation rather than a change in loan performance. (2) Advance rates included in the table below represent the cash amount paid to the dealer-partner or paid to third parties for ancillary products. Previously, advance rates presented in the table included non-cash commissions and fees that were retained by the Company. As a result of this change, the advance rates presented in the table are lower than previously reported. (3) Forecasted collection rates included in the table are based on a new forecasting methodology. This change had only a small impact on collection rates reported in the table.

                               December 31, 2004
              ---------------------------------------------------
  Year of      Forecasted                           % of Forecast
Origination   Collection %   Advance %   Spread %      Realized
-----------   ------------   ---------   --------   -------------
    1992          80.2%        37.1%       43.1%        100.0%
    1993          75.3%        37.1%       38.2%        100.0%
    1994          61.0%        40.5%       20.5%        100.0%
    1995          54.9%        44.2%       10.7%         99.7%
    1996          55.0%        46.9%        8.1%         99.1%
    1997          58.4%        47.9%       10.5%         98.3%
    1998          67.7%        46.1%       21.6%         97.7%
    1999          72.8%        48.9%       23.9%         96.8%
    2000          73.2%        48.0%       25.2%         95.8%
    2001          67.2%        45.8%       21.4%         93.3%
    2002          70.2%        42.2%       28.0%         83.7%
    2003          74.0%        43.4%       30.6%         58.4%
    2004          73.4%        44.0%       29.4%         21.2%

     Accurately forecasting future collection rates is critical to the Company's success. The risk of a forecasting error declines as Consumer Loans age. For example, the risk of a material forecasting error for business written in 1999 is very small since 96.8% of the total amount forecasted has already been realized. In contrast, the Company's forecast for recent Consumer Loans is less certain. If the Company produces disappointing operating results, it will likely be because the Company overestimated future Consumer Loan collections. Although the Company makes every effort to estimate collection rates as accurately as possible, there can be no assurance that the Company's estimates will be accurate or that Consumer Loan performance will be as expected.

     A wider spread between the forecasted collection rate and the advance rate reduces the Company's risk of credit losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of losses, but it does reduce the risk significantly. The Company made no material changes in credit policy or pricing during 2004, other than routine changes designed to maintain current profitability levels.

RESULTS OF OPERATIONS

     The tables on pages 19 through 25 present income statement data on a consolidated basis as well as for the Company's four business segments, United States, United Kingdom, Automobile Leasing, and Other.

     CONSOLIDATED

                                                                    YEAR ENDED                YEAR ENDED
                                            YEAR ENDED              DECEMBER 31,             DECEMBER 31,
                                           DECEMBER 31,     % OF        2003        % OF         2002         % OF
(Dollars in thousands)                         2004       REVENUE    (RESTATED)    REVENUE    (RESTATED)    REVENUE
                                           ------------   -------   ------------   -------   ------------   -------
REVENUE:
Finance charges                              $154,859       87.6%     $127,853       84.0%     $115,957       72.9%
Lease revenue                                   1,507        0.9         6,432        4.2        16,101       10.1
License fees                                    5,835        3.3         3,836        2.5         2,906        1.8
Other income                                   14,514        8.2        14,106        9.3        24,174       15.2
                                             --------     ------      --------      -----      --------      -----
   Total revenue                              176,715      100.0       152,227      100.0       159,138      100.0

COSTS AND EXPENSES:
Salaries and wages                             34,961       19.8        31,970       21.0        28,142       17.7
General and administrative                     22,195       12.6        20,705       13.6        24,908       15.7
Sales and marketing                            11,915        6.7         8,949        5.9         7,987        5.0
Provision for credit losses                     5,757        3.3         9,639        6.3        23,807       15.0
Interest                                       11,660        6.6         8,057        5.3         9,058        5.7
Stock-based compensation expense                2,725        1.5         3,583        2.4         2,072        1.3
United Kingdom asset impairment expense            --         --        10,493        6.9            --         --
Other expense                                   1,270        0.7         4,517        3.0        11,805        7.4
                                             --------     ------      --------      -----      --------      -----
   Total costs and expenses                    90,483       51.2        97,913       64.4       107,779       67.8
                                             --------     ------      --------      -----      --------      -----

Operating income                               86,232       48.8        54,314       35.6        51,359       32.2
Foreign exchange gain (loss)                    1,650        0.9        (2,767)      (1.8)           (3)        --
                                             --------     ------      --------      -----      --------      -----
Income before provision for income taxes       87,882       49.7        51,547       33.8        51,356       32.2
Provision for income taxes                     30,557       17.3        26,878       17.7        21,582       13.6
                                             --------     ------      --------      -----      --------      -----
Net income                                   $ 57,325     32.4 %      $ 24,669       16.1%     $ 29,774       18.6%
                                             ========     ======      ========      =====      ========      =====

Net income per common share:
   Basic                                     $   1.48                 $   0.58                 $   0.70
                                             ========                 ========                 ========
   Diluted                                   $   1.40                 $   0.57                 $   0.69
                                             ========                 ========                 ========

     YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     For the year ended December 31, 2004, consolidated net income increased to $57.3 million, or $1.40 per diluted share, compared to $24.7 million, or $0.57 per diluted share, for the same period in 2003. The increase in consolidated net income was primarily due to: (i) a 21.1% increase in finance charge income due to an increase in the size of the Dealer Loan portfolio during 2004 and an increase in the yield due to an increase in forecasted collection rates on these Dealer Loans, (ii) impairment expenses of $10.5 million recognized in 2003 following the decision to liquidate the United Kingdom operation, (iii) a decrease in the Company's effective tax rate to 34.8% from 52.1% primarily due to a change in the Company's international tax structure during 2004 and the impact of the repatriation of foreign earnings in 2003, and (iv) a foreign exchange gain of $1.7 million in 2004 compared to a loss of $2.8 million in 2003. The foreign exchange gains and losses were primarily the result of changes in the fair value of forward contracts entered into during the third quarter of 2003.

     The results of operations for the Company as a whole are attributable to changes described by segment in the discussion of the results of operations in the United States, United Kingdom, Automobile Leasing, and Other business segments. The following discussion of interest expense is provided on a consolidated basis, as the explanation is not meaningful by business segment.

     Interest. Consolidated interest expense increased to $11.7 million in 2004 from $8.1 million in 2003. The increase in consolidated interest expense was due to an increase in average outstanding debt as a result of stock repurchases and an increase in Dealer Loans outstanding funded using the warehouse financing, partially offset by a decrease in the weighted average interest rate to 7.0% in 2004 from 7.8% in 2003. The decrease in the weighted average interest rate is primarily the result of the decreased impact of fixed fees on the Company's secured financings and line of credit facility due to higher average outstanding borrowings.

     YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     For the year ended December 31, 2003, consolidated net income decreased to $24.7 million, or $0.57 per diluted share, compared to $29.8 million, or $0.69 per diluted share, for the same period in 2002. The decrease in consolidated net income was primarily due to: (i) impairment expenses of $10.5 million recognized in 2003 following the decision to liquidate the United Kingdom operation, and
(ii) a decrease in other income primarily due to interest income of $4.8 million received from the Internal Revenue Service in the third quarter of 2002 in connection with a refund related to a change in tax accounting methods that affected the characterization and timing of revenue recognition for tax purposes. Partially offsetting these items were: (i) a decrease in the provision for credit losses primarily due to a reduction in the provision for credit losses required to maintain the initial yield established at the inception of the Dealer Loan, and (ii) an increase in finance charge income primarily due to an increase in the size of the Dealer Loan portfolio and an increase in the average yield due to an increase in forecasted collection rates on these Dealer Loans.

     Interest. Consolidated interest expense decreased to $8.1 million in 2003 from $9.1 million in 2002. The decrease in consolidated interest expense was primarily the result of a decrease in average outstanding debt, partially offset by an increase in the weighted average interest rate to 7.8% in 2003 from 5.6% in 2002. This increase was primarily the result of the increased impact of fixed fees on the Company's secured financings and line of credit facility due to lower average outstanding borrowings.

     UNITED STATES

                                                                     YEAR ENDED               YEAR ENDED
                                            YEAR ENDED              DECEMBER 31,             DECEMBER 31,
                                           DECEMBER 31,    % OF         2003         % OF        2002         % OF
(Dollars in thousands)                         2004       REVENUE    (RESTATED)    REVENUE    (RESTATED)    REVENUE
                                           ------------   -------   ------------   -------   ------------   -------
REVENUE:
Finance charges                              $149,998       89.5%     $116,156       89.3%     $ 96,472       83.6%
License fees                                    5,835        3.5         3,836        2.9         2,906        2.5
Other income                                   11,721        7.0        10,086        7.8        15,996       13.9
                                             --------      -----      --------      -----      --------      -----
   Total revenue                              167,554      100.0       130,078      100.0       115,374      100.0

COSTS AND EXPENSES:
Salaries and wages                             32,111       19.2        27,136       20.9        22,844       19.8
General and administrative                     20,304       12.1        17,435       13.4        19,557       17.0
Sales and marketing                            11,915        7.1         7,944        6.1         6,886        6.0
Provision for credit losses                     5,332        3.2         6,003        4.6        11,443        9.9
Interest                                       11,009        6.6         6,329        4.9         5,462        4.7
Stock-based compensation expense                2,580        1.5         3,316        2.5         1,685        1.5
Other expense                                     344        0.2           541        0.4         1,863        1.6
                                             --------      -----      --------      -----      --------      -----
   Total costs and expenses                    83,595       49.9        68,704       52.8        69,740       60.5
                                             --------      -----      --------      -----      --------      -----
Operating income                               83,959       50.1        61,374       47.2        45,634       39.5
Foreign exchange gain (loss)                    1,661        1.0        (2,862)      (2.2)           (5)        --
                                             --------      -----      --------      -----      --------      -----
Income before provision for income taxes       85,620       51.1        58,512       45.0        45,629       39.5
Provision for income taxes                     29,767       17.8        27,237       20.9        19,805       17.2
                                             --------      -----      --------      -----      --------      -----
Net income                                   $ 55,853       33.3%     $ 31,275       24.1%     $ 25,824       22.3%
                                             ========      =====      ========      =====      ========      =====

     YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     Finance Charges. Finance charges increased to $150.0 million in 2004 from $116.2 million in 2003 primarily due to an increase in the size of the Dealer Loan portfolio resulting from an increase in the number of active dealer-partners and an increase in the average transaction size, partially offset by a decrease in the number of transactions per active dealer-partner.

     The number of active dealer-partners is a function of new dealer-partner enrollments and attrition. Active dealer-partners are dealer-partners who submit at least one loan during the period. The following table summarizes the changes in active dealer-partners and corresponding unit volume for the twelve months ended December 31, 2004 and 2003:

                                         TWELVE MONTHS ENDED DECEMBER 31, 2004   TWELVE MONTHS ENDED DECEMBER 31, 2003
                                         -------------------------------------   -------------------------------------
                                                               UNIT                                   UNIT
                                          DEALER-PARTRNERS    VOLUME   AVERAGE    DEALER-PARTNERS    VOLUME    AVERAGE
                                         -----------------   -------   -------   ----------------   -------   --------
Production from year ended December 31
   of the prior year                             916         62,334      68.1           784         49,463      63.1
Attrition (1)                                   (182)        (4,459)     24.5          (231)        (3,604)     15.6
Volume change from dealer-partners
   active in both periods                        n/a          2,875       n/a           n/a          4,487       n/a
                                               -----         ------      ----           ---         ------      ----
Current period volume from dealer-
   partners active both periods                  734         60,750      82.8           553         50,346      91.0
New dealer-partners (2)                          460         14,482      31.5           333         11,267      33.8
Restarts (3)                                      21            723      34.4            30            721      24.0
                                               -----         ------      ----           ---         ------      ----
Current period production                      1,215         75,955      62.5           916         62,334      68.1

(1) Dealer-partner attrition is measured according to the following formula: dealer-partners active during the prior period who become inactive during the current period.

(2) Excludes new dealer-partners that have enrolled in the Company's program, but have not submitted at least one Consumer Loan during the period.

(3) Restarts are previously active dealer-partners that were inactive during the prior period who became active during the current period.

     License Fees. License fees increased to $5.8 million in 2004 from $3.8 million in 2003 due to an increase in the number of active dealer-partners. License fees represent monthly fees charged to dealer-partners for access to CAPS.

     Salaries and Wages. Salaries and wages, as a percentage of revenue, decreased to 19.2% in 2004 from 20.9% in 2003 primarily due to: (i) a decrease in servicing salaries, as a percentage of revenue, of 1.4% due to increased operational efficiencies and (ii) a decrease in corporate support salaries, as a percentage of revenue, of 0.7% in 2004, which is consistent with the Company's business plan of growing corporate infrastructure at a rate slower than the growth rate of the Dealer Loan portfolio.

     Sales and Marketing. Sales and marketing expenses, as a percentage of revenue, increased to 7.1% in 2004 from 6.1% in 2003 primarily due to: (i) an increase in dealer-partner support products and services, as a percentage of revenue, of 0.3%, (ii) an increase in expenses related to the Company's national dealer-partner convention, as a percentage of revenue, of 0.2%, and (iii) an increase in sales commissions, as a percentage of revenue, of 0.1%. The increase in expenses related to dealer-partner support products and services was primarily due to: (i) the introduction of new dealer-partner inventory acquisition support products and customer lead generation services in 2004 and
(ii) an increase in sales promotion kits and signs primarily due to an increase in dealer-partner enrollments. The increase in expenses related to dealer-partner support products and services was offset by an approximately equal increase in other income resulting from the fees charged to dealer-partners for these products and services.

     Provision for Credit Losses. The provision for credit losses decreased to $5.3 million in 2004 from $6.0 million in 2003. The provision for credit losses consists primarily of a provision to reduce the carrying value of Dealer Loans to maintain the initial yield established at the inception of the Dealer Loan. Additionally, the provision for credit losses includes a provision for losses on notes receivable and a provision for earned but unpaid revenue related to license fees. The decrease in the provision for credit losses in 2004 was primarily due to a reduction in the provision for credit losses required to maintain the initial yield established at the inception of the Dealer Loan.

     Stock-based Compensation Expense. Stock-based compensation expense decreased to $2.6 million in 2004 from $3.3 million in 2003 primarily due to:
(i) additional expense recognized during 2003 as a result of a reduction in the period over which certain performance-based stock options were expected to vest and (ii) a decline in the number of unvested stock options outstanding.

     Foreign Exchange Gain (Loss). The Company recognized a foreign exchange gain of $1.7 million in 2004 compared to a loss of $2.9 million in 2003. The foreign exchange gains and losses were primarily the result of changes in the fair value of forward contracts entered into during the third quarter of 2003, as discussed in Note 1 to the consolidated financial statements, incorporated herein by reference.

     Provision for Income Taxes. The effective tax rate decreased to 34.8% in 2004 from 46.5% in 2003 primarily due to a change made to the Company's tax structure in 2004 to treat the Company's foreign subsidiaries as branches subject to United States tax jurisdiction and the impact of the repatriation of foreign earnings in 2003.

     YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Finance Charges. Finance charges increased to $116.2 million in 2003 from $96.5 million in 2002 primarily due to an increase in the size of the Dealer Loan portfolio. The increase in Dealer Loans originations in the United States in 2003 is due to an increase in the number of active dealer-partners due to an increase in dealer-partner enrollments and reduced levels of dealer-partner attrition.

     Other Income. Other income decreased to $10.1 million in 2003 from $16.0 million in 2002 primarily due to: (i) interest income of $4.8 million received from the Internal Revenue Service in the third quarter of 2002 in connection with a change in tax accounting methods that affected the characterization and timing of revenue recognition for tax purposes and (ii) a decrease in premiums earned in 2003 of $1.5 million primarily due to a decrease in the penetration rate on the Company's in-house service contract product. The decrease in the penetration rate was a result of this product not being competitive with the third party service contract products offered by the Company.

     Salaries and Wages. Salaries and wages, as a percentage of revenue, increased to 20.9% in 2003 from 19.8% in 2002 primarily due to: (i) an increase in employee bonus expense, as a percentage of revenue, of 0.7% due to improved financial and operational performance and (ii) an increase in benefits, as a percentage of revenue, of 0.3%.

     General and Administrative. General and administrative expenses, as a percentage of revenue, decreased to 13.4% in 2003 from 17.0% in 2002 primarily due to: (i) a decrease, as a percentage of revenue, of 1.1% due to losses on the disposal of computer hardware in 2002, (ii) a decrease in occupancy and equipment expense, as a percentage of revenue, of 0.8% due to a reduction in depreciation expense and (iii) a decrease in legal expenses, as a percentage of revenue, of 0.7% resulting from a reduction in the frequency and severity of legal proceedings in which the Company is engaged.

     Provision for Credit Losses. The provision for credit losses decreased to $6.0 million in 2003 from $11.4 million in 2002. The provision for credit losses consists primarily of a provision to reduce the carrying value of Dealer Loans to maintain the initial yield established at the inception of the Dealer Loan. Additionally, the provision for credit losses includes a provision for losses on notes receivable. The decrease in the provision for credit losses in 2003 compared to 2002 was primarily due to a decrease in the provision required to maintain the initial yield established at the inception of the Dealer Loan.

     Stock-based Compensation Expense. Stock-based compensation expense increased to $3.3 million in 2003 from $1.7 million in 2002. While the number of stock options outstanding declined in 2003, stock-based compensation expense increased as a result of a change in assumptions that reduced the period over which certain performance based stock options are expected to vest.

     Foreign exchange loss. The foreign exchange loss increased to $2.9 million in 2003 from zero in 2002 primarily due to the changes in the fair value of forward contracts entered into during the third quarter of 2003, as discussed in
Note 1 to the consolidated financial statements, incorporated herein by reference.

     Provision for Income Taxes. The effective tax rate increased to 46.5% in 2003 from 43.4% in 2002 due primarily to the impact of taxes on undistributed and distributed foreign earnings. During 2002, the Company determined that the undistributed earnings of its United Kingdom and Ireland subsidiaries should no longer be considered to be permanently reinvested, and during 2003, the Company determined that the undistributed earnings of its Canadian subsidiary should no longer be considered to be permanently reinvested. As a result of these determinations, the Company recorded the amount of U.S. federal income taxes and withholding taxes related to the repatriation of these foreign earnings.

     UNITED KINGDOM

                                                                    YEAR ENDED               YEAR ENDED
                                           YEAR ENDED              DECEMBER 31,             DECEMBER 31,
                                          DECEMBER 31,    % OF         2003         % OF        2002         % OF
(Dollars in thousands)                        2004       REVENUE    (RESTATED)    REVENUE    (RESTATED)    REVENUE
                                          ------------   -------   ------------   -------   ------------   -------
REVENUE:
Finance charges                              $4,208        90.6%      $10,095      90.3%       $17,671       83.9%
Other income                                    436         9.4         1,090       9.7          3,397       16.1
                                             ------       -----       -------     -----        -------      -----
   Total revenue                              4,644       100.0        11,185     100.0         21,068      100.0

COSTS AND EXPENSES:
Salaries and wages                            2,241        48.3         3,593      32.1          3,620       17.2
General and administrative                    1,471        31.7         2,132      19.1          2,499       11.9
Sales and marketing                              --          --           943       8.4            849        4.0
(Benefit) provision for credit losses          (769)      (16.6)          804       7.2          4,489       21.3
Interest                                         --          --            --        --            594        2.8
Stock-based compensation expense                145         3.1           267       2.4            387        1.8
United Kingdom asset impairment expense          --          --        10,493      93.8             --         --
                                             ------       -----       -------     -----        -------      -----
   Total costs and expenses                   3,088        66.5        18,232     163.0         12,438       59.0
                                             ------       -----       -------     -----        -------      -----
Income (loss) before provision (credit)
   for income taxes                           1,556        33.5        (7,047)    (63.0)         8,630       41.0
Provision (credit) for income taxes             484        10.4          (491)     (4.4)         2,835       13.5
                                             ------       -----       -------     -----        -------      -----
Net income (loss)                            $1,072        23.1%      $(6,556)    (58.6)%      $ 5,795       27.5%
                                             ======       =====       =======     =====        =======      =====

     Effective June 30, 2003, the Company decided to stop originating Consumer Loans in the United Kingdom. As a result, the size of the Consumer Loan portfolio in the United Kingdom has declined significantly. The declines in the revenues and expenses were primarily a result of this decision, except as discussed below.

     YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     Provision for Credit Losses. The negative provision for credit losses of $0.8 million in 2004 is the result of the recognition of recoveries on previously charged-off Consumer Loans.

     YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Salaries and Wages. Salaries and wages remained relatively consistent at $3.6 million in 2003 and 2002. The impact of a reduction in staffing levels resulting from the decision to stop Consumer Loan originations in the United Kingdom was partially offset by increases of: (i) $250,000 in expenses related to employee severance costs and (ii) $200,000 in employee bonus expense.

     Sales and Marketing. Sales and marketing expenses increased to $900,000 in 2003 from $800,000 in 2002 primarily due to employee severance costs of $250,000 associated with the Company's decision to stop Consumer Loan originations in the United Kingdom. This increase was partially offset by the elimination of sales and marketing activities after the decision to stop Consumer Loan originations.

     United Kingdom Asset Impairment Expense. As a result of the decision to stop originating Consumer Loans in the United Kingdom, the Company recorded an expense in the second quarter of 2003 consisting of: (i) $9.8 million to reduce the carrying value of the operation's net asset value of the Consumer Loan portfolio to the present value (using a discount rate of 13%) of the forecasted cash flows relating to the Consumer Loan portfolio less estimated future servicing expenses and (ii) a write-off of $700,000 of fixed assets that would no longer be used in the operation. In determining the impairment of the Consumer Loan portfolio, the Company analyzed the expected cash flows from this operation assuming lower collection rates than were assumed before the decision to liquidate. These lower collection rates reflect uncertainties (such as potentially higher employee turnover or reduced morale) in the servicing environment that may arise as a result of the decision to liquidate. For further discussion on the impairment analysis performed in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", see Note 1 to the consolidated financial statements, which is incorporated herein by reference.

     The Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary on December 30, 2005. The selling price was approximately $4.3 million resulting in a pre-tax gain of approximately $3.0 million.

     AUTOMOBILE LEASING

                                                                    YEAR ENDED               YEAR ENDED
                                           YEAR ENDED              DECEMBER 31,             DECEMBER 31,
                                          DECEMBER 31,     % OF        2003         % OF        2002         % OF
(Dollars in thousands)                        2004       REVENUE    (RESTATED)    REVENUE    (RESTATED)    REVENUE
                                          ------------   -------   ------------   -------   ------------   -------
REVENUE:
Finance charges                              $    4         0.1%      $    9        0.2%      $     6         --%
Lease revenue                                 1,507        41.6        6,432       78.8        16,101       92.3
Other income                                  2,109        58.3        1,717       21.0         1,335        7.7
                                             ------       -----       ------      -----       -------      -----
   Total revenue                              3,620       100.0        8,158      100.0        17,442      100.0

COSTS AND EXPENSES:
Salaries and wages                              502        13.8        1,000       12.3         1,409        8.2
General and administrative                      198         5.5          781        9.6         2,048       11.7
Sales and marketing                              --          --           --         --            23        0.1
Provision for credit losses                      --          --        1,688       20.7         5,135       29.4
Interest                                        517        14.3        1,136       13.9         1,991       11.4
Other expense                                   926        25.6        3,976       48.7         9,942       57.0
                                             ------       -----       ------      -----       -------      -----
   Total costs and expenses                   2,143        59.2        8,581      105.2        20,548      117.8
                                             ------       -----       ------      -----       -------      -----
Operating income (loss)                       1,477        40.8         (423)      (5.2)       (3,106)     (17.8)
Foreign exchange (loss) gain                    (11)       (0.3)          95        1.2             2         --
                                             ------       -----       ------      -----       -------      -----
Income (loss) before provision (credit)
   for income taxes                           1,466        40.5         (328)      (4.0)       (3,104)     (17.8)
Provision (credit) for income taxes             416        11.5         (115)      (1.4)       (1,102)      (6.3)
                                             ------       -----       ------      -----       -------      -----
Net income (loss)                            $1,050        29.0%      $ (213)      (2.6)%     $(2,002)     (11.5)%
                                             ======       =====       ======      =====       =======      =====

     In January 2002, the Company decided to stop originating automobile leases. As a result, the average size of the lease portfolio has declined significantly. The declines in the revenues and expenses were primarily a result of this decision, except as discussed below.

     YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     Other Income. Other income, as a percent of revenue, increased to 58.3% in 2004 from 21.0% in 2003 due to an increase in gains on lease terminations, as a percentage of revenue, during 2004 resulting from an increase in the proportion of lease terminations to total leases outstanding during 2004.

     YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Other Income. Other income, as a percent of revenue, increased to 21.0% in 2003 from 7.7% in 2002 due to an increase in gains on lease terminations, as a percentage of revenue, during 2003 resulting from an increase in the proportion of lease terminations to total leases outstanding during 2003.

OTHER

                                                                YEAR ENDED               YEAR ENDED
                                       YEAR ENDED              DECEMBER 31,             DECEMBER 31,
                                      DECEMBER 31,     % OF        2003         % OF        2002         % OF
(Dollars in thousands)                    2004       REVENUE    (RESTATED)    REVENUE    (RESTATED)    REVENUE
                                      ------------   -------   ------------   -------   ------------   -------
REVENUE:
Finance charges                          $  649       72.4%       $1,593        56.8%      $1,808        34.4%
Other income                                248       27.6         1,213        43.2        3,446        65.6
                                         ------      -----        ------       -----       ------       -----
   Total revenue                            897      100.0         2,806       100.0        5,254       100.0

COSTS AND EXPENSES:
Salaries and wages                          107       11.9           241         8.6          269         5.1
General and administrative                  222       24.7           357        12.7          804        15.3
Sales and marketing                          --         --            62         2.2          229         4.4
Provision for credit losses               1,194      133.1         1,144        40.8        2,740        52.2
Interest                                    134       14.9           592        21.1        1,011        19.2
                                         ------      -----        ------       -----       ------       -----
   Total costs and expenses               1,657      184.6         2,396        85.4        5,053        96.2
                                         ------      -----        ------       -----       ------       -----
(Loss) income before provision for
   income taxes                            (760)     (84.6)          410        14.6          201         3.8
(Credit) provision for income taxes        (110)     (12.1)          247         8.8           44         0.8
                                         ------      -----        ------       -----       ------       -----
Net income (loss)                        $ (650)     (72.5)%      $  163         5.8%      $  157         3.0%
                                         ======      =====        ======       =====       ======       =====

     The Other segment consists of the Company's Canadian indirect auto loan business (accounted for as Dealer Loans), floorplan financing, and secured line of credit financing businesses. Effective June 30, 2003, the Company decided to stop originating Dealer Loans in Canada. As a result, the average size of the Dealer Loan portfolio in Canada has declined significantly. The Company significantly reduced its floorplan and secured line of credit portfolios since 2001. The declines in the revenues and expenses were primarily a result of these decisions.

CRITICAL ACCOUNTING POLICIES AND LOSS EXPERIENCE

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for credit losses, finance charge revenue, stock-based compensation expense, impairment of various assets, contingencies, and taxes. The Company believes the following critical accounting policies involve a high degree of judgment and complexity, and the use of different estimates or assumptions could produce materially different financial results.

Finance Charge Revenue

   Balance Sheet Caption:             Loans receivable

   Income Statement Caption:          Finance charges

   Nature of Estimates Required:      Estimating revenue recognition using the
                                      interest rate method of accounting.

   Assumptions and Approaches Used:   The Company recognizes finance charge
                                      income in accordance with the provisions
                                      of an approach similar to SOP 03-3
                                      "Accounting for Certain Loans or Debt
                                      Securities Acquired in a Transfer." SOP
                                      03-3 requires the Company to recognize
                                      finance charges under the interest method
                                      such that revenue is recognized on a level
                                      yield basis based upon forecasted cash
                                      flows. As the forecasted cash flows change
                                      over time, the Company prospectively
                                      adjusts the rate upwards for positive
                                      changes but recognizes impairment for
                                      negative changes in the current period.

   Key Factors:                       Variances in the amount and timing of
                                      future collections and dealer holdback
                                      payments from current estimates could
                                      materially impact earnings in future
                                      periods.

Allowance for Credit Losses

   Balance Sheet Caption:             Allowance for credit losses

   Income Statement Caption:          Provision for credit losses

   Nature of Estimates Required:      Estimating the amount and timing of future
                                      collections and dealer holdback payments.

   Assumptions and Approaches Used:   The Company maintains an allowance for

                                      credit losses for any Dealer Loan balance that, based on current expectations, is not expected to achieve the weighted average initial yield established at the inception of the Dealer Loan. The Company compares the present value (discounted at the weighted average initial yield) of estimated future collections less the present value of the estimated related dealer holdback payments for each Dealer
                                      Loan to the recorded net investment in
                                      that Dealer Loan. If the present value of such cash flows is less than the carrying amount of the Dealer Loan, an allowance for credit losses is established to reduce the carrying amount to the calculated present value. The estimates of future collections and the related dealer holdback payments use various assumptions based on a dealer-partner's actual loss data and the Company's historical loss and collection experience. At December 31,
                                      2004, a 1% decline in the forecasted
                                      future collections would result in
                                      approximately a $1.8 million pre-tax
                                      charge to the provision for credit losses.
                                      For additional information, see Note 1 to the consolidated financial statements, which is incorporated herein by reference.

   Key Factors:                       Variances in the amount and timing of
                                      future collections and dealer holdback
                                      payments from current estimates could
                                      materially impact earnings in future
                                      periods.

Stock-Based Compensation Expense

   Balance Sheet Caption:             Paid-in capital

   Income Statement Caption:          Stock-based compensation expense

   Nature of Estimates Required:      Compensation expense for stock options is
                                      based on the fair value of the options on
                                      the date of grant, which is estimated by
                                      the Company, and is recognized over the
                                      vesting period of the options.

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

   Key Factors:                       Changes in the expected vesting dates of
                                      performance-based stock options would
                                      impact the amount and timing of
                                      stock-based compensation expense
                                      recognized in future periods.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital are cash flows from operating activities, collections of Consumer Loans receivable and borrowings under the Company's lines of credit and secured financings. The Company's principal need for capital is to fund Dealer Loan originations and for the payment of dealer holdbacks.

     The Company's cash flow requirements are dependent on levels of Dealer Loan originations. In 2004, the Company experienced an increase in Dealer Loan originations from 2003 primarily due to: (i) an increase in the number of active dealer-partners due to increased dealer-partner enrollments and reduced levels of dealer-partner attrition and (ii) an increase in the average transaction size.

     The Company currently finances its operations through: (i) a bank line of credit facility; (ii) term secured financings; (iii) revolving secured financings; (iv) a mortgage loan; and (v) capital lease obligations. For information regarding these financings and the covenants included in the related documents, see Note 8 to the consolidated financial statements, which is incorporated herein by reference. The Company was not in compliance with certain covenants under its debt agreements due to its inability to timely file its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005 due to the ongoing restatement of the Company's consolidated financial statements. The Company has received waivers of this requirement on its debt facilities and these waivers become permanent upon the filing of such reports.

     The Company's total balance sheet indebtedness increased to $193.5 million at December 31, 2004 from $106.5 million at December 31, 2003. In addition to the balance sheet indebtedness as of December 31, 2004, the Company also has contractual obligations resulting in future minimum payments under operating leases.

     A summary of the total future contractual obligations requiring repayments as of December 31, 2004 is as follows (in thousands):

                                                     PAYMENTS DUE BY PERIOD
                                      ---------------------------------------------------
                                                 LESS THAN     1-3       3-5    MORE THAN
CONTRACTUAL OBLIGATIONS                 TOTAL      1 YEAR     YEARS     YEARS    5 YEARS
-----------------------               --------   ---------   -------   ------   ---------
Long-term debt obligations (1)        $191,916    $176,677   $ 9,965   $5,274      $--
Capital lease obligations                1,631         491     1,140       --       --
Operating lease obligations              2,723         672     1,736      315       --
Purchase obligations                        --          --        --       --       --
Other long-term obligations (2) (3)         --          --        --       --       --
                                      --------    --------   -------   ------      ---
   Total contractual obligations      $196,270    $177,840   $12,841   $5,589      $--
                                      ========    ========   =======   ======      ===

(1) Long-term debt obligations included in the above table consists solely of principal repayments. The Company is also obligated to make interest payments at the applicable interest rates, as discussed in Note 8 in the consolidated financial statements, which is herein incorporated by reference.

(2) The Company has dealer holdback liabilities on its balance sheet; however, as payments of dealer holdbacks are contingent upon the receipt of customer payments on Consumer Loans receivable and the repayment of advances, these obligations are excluded from the above table.

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

LIQUIDATION OF NON-CORE BUSINESSES

     As a result of the decision in the second quarter of 2003 to stop Consumer Loan originations in the United Kingdom and Dealer Loan originations in Canada, and the decision to stop lease originations in January 2002, the Company expects to receive approximately $15.0 million from the liquidation of its United Kingdom, Canadian, and Automobile Leasing business segments. The expected liquidation proceeds have been determined based on the Company's forecast of cash inflows and outflows during the estimated remaining years of operation for each business. Detail of expected future cash flows from the liquidation of these business segments is shown in the following table:

(In thousands)       AS OF DECEMBER 31, 2004
                     -----------------------
United Kingdom               $12,200
Canada                         2,000
Automobile Leasing               800
                             -------
                             $15,000
                             =======

     The Company intends to utilize proceeds from businesses being liquidated to: (i) fund Dealer Loan originations in the United States and (ii) fund common stock repurchases. During 2004, the Company received $27.9 million in liquidation proceeds.

     The Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary on December 30, 2005. The selling price was approximately $4.3 million resulting in a pre-tax gain of approximately $3.0 million.

     Repurchase and Retirement of Common Stock - For information regarding the Company's stock repurchase program, see Note 11 to the consolidated financial statements, which is incorporated herein by reference.

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

MARKET RISK

     The Company is exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. The Company's policies and procedures prohibit the use of financial instruments for trading purposes. A discussion of the Company's accounting policies for derivative instruments is included in the Summary of Significant Accounting Policies in Note 1 to the consolidated financial statements, which is incorporated herein by reference.

     Interest Rate Risk. The Company relies on various sources of financing, some of which is at floating rates of interest and exposes the Company to risks associated with increases in interest rates. The Company manages such risk primarily by entering into interest rate cap agreements.

     As of December 31, 2004, the Company had $7.7 million of floating rate debt outstanding on its bank credit facilities, with no interest rate cap protection, and $76.0 million in floating rate debt outstanding under its secured financing, with an interest rate cap of 6.25%. Based on the difference between the Company's rates on its secured financing at December 31, 2004 and the interest rate cap, the Company's maximum interest rate risk on the September 2003 secured financing is 3.3%. This maximum interest rate risk would reduce annual after-tax earnings by approximately $1.6 million in 2004. For every 1% increase in rates on the Company's bank credit facilities, annual after-tax earnings would decrease by approximately $50,000 in 2004. This analysis assumes the Company maintains a level amount of floating rate debt.

     Foreign Currency Risk. The Company is exposed to changes in foreign exchange rates that could have a negative impact on earnings or asset and liability values from operations in foreign countries. The Company's most significant foreign currency exposure relates to the United Kingdom.

     In the third quarter of 2003, the Company entered into a series of forward contracts with a commercial bank to manage foreign currency exchange risk associated with the cash flows anticipated from the exit of the United Kingdom operation. As of December 31, 2004, the Company had contracts outstanding to deliver 3.3 million British pounds sterling to the commercial bank which will be exchanged into United States dollars at a weighted average exchange rate of 1.57 United States dollars per British pound sterling on a monthly basis through June 30, 2005. The Company believes that this transaction will minimize the currency exchange risk associated with an adverse change in the relationship between the United States dollar and the British pound sterling as it repatriates cash from the United Kingdom operation. As the Company has not designated these contracts as hedges as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 and SFAS No. 149, changes in the fair value of these forward contracts will increase or decrease net income. As of December 31, 2004, the fair value of the forward contracts was $1.2 million less than the notional amount of the contracts due to the weakening of the United States dollar versus the British pound sterling since the date the contracts were entered into.

     At December 31, 2004, an immediate 10% weakening of the United States dollar would have decreased shareholders' equity by approximately $0.2 million and decreased net income by approximately $0.4 million.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchange of Nonmonetary Assets" ("SFAS 153"). This Statement amends Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB No. 29") which established the requirement that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 is not expected to have material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all shares-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of income based on their fair values. Pro forma disclosure, as was allowed under APB No. 25, will no longer be an alternative. As the Company began recognizing stock based compensation expense under the fair value recognition and measurement provisions of SFAS No. 123 during 2003, the adoption of SFAS No. 123R will not have a material impact on the Company.

FORWARD-LOOKING STATEMENTS

     The Company makes forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. It may also make forward-looking statements in its press releases or other public or shareholder communications. The Company's forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations. When the Company uses any of the words "may," "will," "should," "believes," "expects," "anticipates," "assumes," "forecasts," "estimates," "intends," "plans" or similar expressions, it is making forward-looking statements.

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

     - the Company's potential inability to generate sufficient cash flow to service its debt and fund its future operations,

     -    adverse changes in applicable laws and regulations,

     -    adverse changes in economic conditions,

     - adverse changes in the automobile or finance industries or in the non-prime consumer finance market,

     - the Company's potential inability to maintain or increase the volume of automobile Consumer Loans,

     - an increase in the amount or severity of litigation against the Company,

     - the loss of key management personnel or inability to hire qualified personnel,

     - the effect of natural disasters, terrorist attacks and other potential disasters and attacks; and

     - other risks set forth in this report and the other reports filed or furnished from time to time with the SEC.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm                      34
Consolidated Balance Sheets as of December 31, 2004 and 2003                 35
Consolidated Income Statements for the years ended December 31, 2004,
   2003, and 2002                                                            36
Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2004, 2003, and 2002                                         37
Consolidated Statements of Cash Flows for the years ended December 31,
   2004, 2003, and 2002                                                      38
Notes to the Consolidated Financial Statements                               39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Credit Acceptance Corporation

We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credit Acceptance Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Credit Acceptance Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Since we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company's internal control over financial reporting at December 31, 2004, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion either on management's assessment or on the effectiveness of the Company's internal control over financial reporting in our report dated January 27, 2006.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2003, and for the two years ended December 31, 2003.


/s/ GRANT THORNTON LLP

Southfield, Michigan
January 27, 2006

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                     (DOLLARS IN THOUSANDS)
                                                          DECEMBER 31,
                                                     ----------------------
                                                                    2003
                                                        2004     (RESTATED)
                                                     ---------   ----------
                     ASSETS:
Cash and cash equivalents                            $     614    $   1,136
Restricted cash                                         23,927       37,275
Restricted securities available for sale                   928           --

Loans receivable (including  $18,353 and $16,783
   from affiliates in 2004 and 2003, respectively)     667,394      619,437
Allowance for credit losses                           (141,383)    (143,309)
                                                     ---------    ---------
   Loans receivable, net                               526,011      476,128
                                                     ---------    ---------

Property and equipment, net                             19,706       18,541
Income taxes receivable                                  9,444           --
Other assets                                            10,683       11,768
                                                     ---------    ---------
   Total Assets                                      $ 591,313    $ 544,848
                                                     =========    =========

      LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
   Accounts payable and accrued liabilities          $  49,384    $  38,862
   Dealer reserve payable, net                          15,675       35,198
   Line of credit                                        7,700           --
   Secured financing                                   176,000      100,000
   Mortgage note and capital lease obligations           9,847        6,447
   Income taxes payable                                     --        2,086

   Deferred income taxes, net                           31,817       18,960
                                                     ---------    ---------
      Total Liabilities                                290,423      201,553
                                                     ---------    ---------

CONTINGENCIES (NOTE 12)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000
      shares authorized, none issued                        --           --
   Common stock, $.01 par value, 80,000,000
      shares authorized, 36,897,242 and
      42,128,087 shares issued and outstanding at
      year-end 2004 and 2003, respectively                 369          421
   Paid-in capital                                      25,640      125,077
   Retained earnings                                   271,912      214,587
   Accumulated other comprehensive income, net
      of tax of $2 and $1,760 at year-end 2004
      and 2003, respectively                             2,969        3,210
                                                     ---------    ---------
      Total Shareholders' Equity                       300,890      343,295
                                                     ---------    ---------
      Total Liabilities and Shareholders' Equity     $ 591,313    $ 544,848
                                                     =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME

                                             (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                                     FOR THE YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------
                                                                    2003          2002
                                                      2004       (RESTATED)    (RESTATED)
                                                  -----------   -----------   -----------
REVENUE:
   Finance charges                                $   154,859   $   127,853   $   115,957
   Lease revenue                                        1,507         6,432        16,101
   License fees                                         5,835         3,836         2,906
   Other income                                        14,514        14,106        24,174
                                                  -----------   -----------   -----------
      Total revenue                                   176,715       152,227       159,138
                                                  -----------   -----------   -----------

COSTS AND EXPENSES:
   Salaries and wages                                  34,961        31,970        28,142
   General and administrative                          22,195        20,705        24,908
   Sales and marketing                                 11,915         8,949         7,987
   Provision for credit losses                          5,757         9,639        23,807
   Interest                                            11,660         8,057         9,058
   Stock-based compensation                             2,725         3,583         2,072
   United Kingdom asset impairment expense                 --        10,493            --
   Other expense                                        1,270         4,517        11,805
                                                  -----------   -----------   -----------
      Total costs and expenses                         90,483        97,913       107,779
                                                  -----------   -----------   -----------
Operating income                                       86,232        54,314        51,359
   Foreign exchange gain (loss)                         1,650        (2,767)           (3)
                                                  -----------   -----------   -----------
Income before provision for income taxes               87,882        51,547        51,356
   Provision for income taxes                          30,557        26,878        21,582
                                                  -----------   -----------   -----------
Net income                                        $    57,325   $    24,669   $    29,774
                                                  ===========   ===========   ===========

Net income per common share:
   Basic                                          $      1.48   $      0.58   $      0.70
                                                  ===========   ===========   ===========
   Diluted                                        $      1.40   $      0.57   $      0.69
                                                  ===========   ===========   ===========

Weighted average shares outstanding:
   Basic                                           38,617,787    42,195,340    42,438,292
   Diluted                                         41,017,205    43,409,007    43,362,741

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                    ACCUMULATED
                                              TOTAL                         COMMON STOCK                               OTHER
                                          SHAREHOLDERS'   COMPREHENSIVE   ---------------    PAID-IN    RETAINED   COMPREHENSIVE
                                              EQUITY      INCOME (LOSS)   NUMBER   AMOUNT    CAPITAL    EARNINGS   INCOME (LOSS)
                                          -------------   -------------   ------   ------   ---------   --------   -------------
Balance, January 1, 2002, as previously     $ 290,887                     42,163    $422    $ 126,111   $170,493      $(6,139)
   reported
Effect of restatement                         (10,342)                        --      --           --    (10,349)           7
                                            ---------                     ------    ----    ---------   --------      -------
Balance, January 1, 2002, as restated         280,545                     42,163     422      126,111    160,144       (6,132)
Comprehensive income:
   Net income                                  29,774        $29,774                                      29,774
   Other comprehensive income:
      Foreign currency translation
         adjustment, net of tax of $431         7,110          7,110                                                    7,110
      Tax on permanently reinvested
         other comprehensive loss                             (2,209)
                                                             -------
      Other comprehensive income                               4,901
                                                             -------
   Total comprehensive income                                $34,675
                                                             =======
   Recognition of deferred taxes on
      foreign currency translation
      adjustment related to the United
      Kingdom and Ireland operations              (77)                                                                    (77)
   Stock-based compensation                     2,072                                           2,072
   Repurchase and retirement of
      common stock                             (7,018)                      (586)     (6)      (7,012)
   Stock options exercised                      3,606                        749       7        3,599
                                            ---------                     ------    ----    ---------   --------      -------
Balance, December 31, 2002                    316,012                     42,326     423      124,770    189,918          901
Comprehensive income:
   Net income                                  24,669        $24,669                                      24,669
   Other comprehensive income:
      Foreign currency translation
         adjustment, net of
         tax of $1,252                          2,309          2,309                                                    2,309
      Tax on permanently reinvested
         other comprehensive loss                                (69)
                                                             -------
      Other comprehensive income                               2,240
                                                             -------
   Total comprehensive income                                $26,909
                                                             =======
   Stock-based compensation                     3,583                                           3,583
   Repurchase and retirement of
      common stock                             (5,316)                      (464)     (5)      (5,311)
   Stock options exercised                      2,038                        266       3        2,035
                                            ---------                     ------    ----    ---------   --------      -------
Balance, December 31, 2003                    343,295                     42,128     421      125,077    214,587        3,210

Comprehensive income:
   Net income                                  57,325        $57,325                                      57,325
   Other comprehensive loss:
      Unrealized loss on securities
         available for sale, net of
         tax of $2                                 (4)            (4)                                                      (4)
      Foreign currency translation
         adjustment, net of
         tax of ($1,760)                         (237)          (237)                                                    (237)
                                                             -------
   Total comprehensive income                                $57,084
                                                             =======
   Stock-based compensation                     2,725                                           2,725
   Repurchase and retirement of
      common stock                           (107,236)                    (5,752)    (57)    (107,179)
   Stock options exercised                      5,022                        521       5        5,017
                                            ---------                     ------    ----    ---------   --------      -------
Balance, December 31, 2004                  $ 300,890                     36,897    $369    $  25,640   $271,912      $ 2,969
                                            =========                     ======    ====    =========   ========      =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        (DOLLARS IN THOUSANDS)
                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------------------
                                                                                2004             2003             2002
                                                                                              (RESTATED)       (RESTATED)
                                                                            ------------     ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                               $     57,325     $     24,669     $     29,774
   Adjustments to reconcile cash provided by operating activities:
       Provision for credit losses                                                 5,757            9,639           23,807
       Depreciation                                                                5,781            8,502           14,643
       Loss on retirement of property and equipment                                  230               73            1,500
       Foreign currency (gain) loss on forward contracts                          (1,661)           2,817               --
       Provision (credit) for deferred income taxes                               12,857           (2,555)          23,257
       Stock-based compensation                                                    2,725            3,583            2,072
       United Kingdom asset impairment                                                --           10,493               --
   Change in operating assets and liabilities:
       Accounts payable and accrued liabilities                                   11,715            5,338           (8,674)
       Income taxes receivable/payable                                           (11,530)          11,845          (17,630)
       Other assets                                                                  621            8,555           13,101
                                                                            ------------     ------------     ------------
         Net cash provided by operating activities                                83,820           82,959           81,850
                                                                            ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in restricted cash                                         13,348          (27,203)           5,109
   Increase in restricted securities available for sale                             (928)              --               --
   Principal collected on loans receivable                                       397,091          362,575          377,892
   Advances to dealers and accelerated payments                                 (427,866)        (334,720)        (249,434)
   Originations and purchases of new consumer loans                               (7,938)         (42,621)         (71,391)
   Payments of dealer holdbacks                                                  (34,421)         (28,127)         (32,698)
   Purchases of property and equipment                                            (3,567)          (3,273)          (4,444)
                                                                            ------------     ------------     ------------
         Net cash (used in) provided by investing activities                     (64,281)         (73,369)          25,034
                                                                            ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit                                               314,000           68,400          129,963
   Repayments under line of credit                                              (306,300)        (111,955)        (159,623)
   Proceeds from secured financings                                              288,000          100,000           75,045
   Repayments of secured financings                                             (212,000)         (58,153)        (139,288)
   Principal payments under mortgage and capital lease obligations                (2,821)          (1,540)            (851)
   Proceeds from mortgage note refinancing                                         3,540               --               --
   Repurchase of common stock                                                   (107,236)          (5,316)          (7,018)
   Proceeds from stock options exercised                                           5,022            2,038            3,606
                                                                            ------------     ------------     ------------
         Net cash used in financing activities                                   (17,795)          (6,526)         (98,166)
                                                                            ------------     ------------     ------------
         Effect of exchange rate changes on cash                                  (2,266)          (7,055)          (4,488)
                                                                            ------------     ------------     ------------
Net (decrease) increase in cash and cash equivalents                                (522)          (3,991)           4,230
   Cash and cash equivalents, beginning of period                                  1,136            5,127              898
                                                                            ------------     ------------     ------------
   Cash and cash equivalents, end of period                                 $        614     $      1,136     $      5,128
                                                                            ============     ============     ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                 $     10,920     $      7,969     $      7,729
                                                                            ============     ============     ============
   Cash paid during the period for income taxes                             $     26,855     $     16,081     $     16,509
                                                                            ============     ============     ============

Supplemental Disclosure of Non-Cash Transactions:
   Property and equipment acquired through capital lease obligations        $      2,038     $         32     $      2,168
                                                                            ============     ============     ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Principal Business. Since 1972, Credit Acceptance (the "Company" or "Credit Acceptance") has provided auto loans to consumers, regardless of their credit history. The Company's product is offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for the Company's product, but who actually end up qualifying for traditional financing.

     The Company refers to dealers who participate in its program as "dealer-partners". Upon enrollment in the Company's financing program, the dealer-partner enters into a servicing agreement with Credit Acceptance that defines the legal relationship between Credit Acceptance and the dealer-partner. The servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on retail installment contracts (referred to as "Consumer Loans") from the dealer-partners to the Company.

     The Company is considered a lender to dealer-partners in the United States and Canada and a lender to consumers in the United Kingdom. This difference is due to slight differences in the servicing agreements between the Company and the dealer-partner for each respective country. In the United States and Canada, if the Company discovers a misrepresentation by the dealer-partner relating to a Consumer Loan assigned to the Company, the Company can demand that the Consumer Loan be repurchased for the current balance of the Consumer Loan less the amount of any unearned finance charge plus the applicable termination fee, which is generally $500. Upon receipt of such amount in full, the Company will reassign the Consumer Loan receivable and its security interest in the financed vehicle to the dealer-partner. The dealer-partner can also opt to repurchase Consumer Loans at their own discretion. To date, no dealer-partner has repurchased receivables under this option. This repurchase stipulation is not part of the servicing agreement in the United Kingdom.

     Loans receivable in the United States and Canada. The Company is not considered the originator of Consumer Loans in the United States and Canada for accounting purposes. Instead the Company is a lender to dealer-partners. At the time of acceptance, Consumer Loans that meet certain criteria are eligible for a non-recourse cash payment to the dealer-partner (referred to as an "advance"), which is computed on a formula basis. Upon acceptance of an assigned Consumer Loan, the Company records the cash amount advanced to the dealer-partner as a Dealer Loan ("Dealer Loan") classified in Loans receivable in the consolidated financial statements.

     Cash advanced to dealer-partners is automatically assigned to the originating dealer-partner's open pool of business. At the dealer-partner's option, a pool containing more than one hundred Consumer Loans can be closed and subsequent advances assigned to a new pool. All advances due from a dealer-partner are secured by the future collections on the dealer-partner's portfolio of Consumer Loans that have been assigned to the Company. Net collections on all related Consumer Loans within the pool, after payment of the Company's servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance owing against those Consumer Loans. Once the advance balance has been repaid, the dealer-partner is entitled to receive future collections from Consumer Loans within that pool, after payment of the Company's servicing fee and reimbursement of certain collection costs. If the collections on Consumer Loans from a dealer-partner's pool are not sufficient to repay the advance balance, the dealer-partner will not receive the portion of compensation that is paid based on the performance of the Consumer Loan ("dealer holdback"). Additionally, for dealer-partners with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for holdback payments.

     Loans receivable in the United Kingdom. Upon origination of a Consumer Loan, the Company records the total payments due under the Consumer Loan as a Loan receivable and the amount of its servicing fee as an unearned finance charge, which, for balance sheet purposes, is netted from the gross amount of the Consumer Loan and represents the interest element on the Consumer Loan from the Company's perspective. The Company records the remaining portion of the Consumer Loan (the gross amount of the Consumer Loan less the unearned finance charge) in Dealer reserve payable in the consolidated financial statements. At the time of acceptance, Consumer Loans that meet certain criteria are eligible for a cash advance to the dealer-partner, which is computed on a formula basis.

     Cash advanced to dealer-partners is automatically assigned to the originating dealer-partner's open pool of advances. At the dealer-partner's option, a pool containing more than one hundred Consumer Loans can be closed and subsequent advances assigned to a new pool. All advances due from a dealer-partner are secured by the future collections on the dealer-partner's portfolio of Consumer Loans that have been assigned to the Company. Collections on all related Consumer Loans within the pool, after payment of the Company's servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance related to that pool. Once the advance balance has been repaid, the dealer-partner is entitled to receive future collections from Consumer Loans within that pool, after payment of the Company's servicing fee and reimbursement of certain collection costs. If the collections on Consumer Loans from a dealer-partner's pool are not sufficient to repay the advance balance, the dealer-partner will not receive the dealer holdback. Dealer-partner advances are netted against dealer holdbacks in the accompanying consolidated financial statements.

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

     Effective June 30, 2003, the Company decided to stop originating Consumer Loans in the United Kingdom. In analyzing the expected cash flows from this operation, the Company assumed lower collection rates than assumed before the decision to liquidate. These lower collection rates reflect uncertainties (such as potentially higher employee turnover or reduced morale) in the servicing environment that may arise as a result of the decision to liquidate. As a result of this analysis, in the second quarter of 2003, the net asset value of the operation's Consumer Loan portfolio was deemed to be impaired and the Company recorded an after-tax expense of $6.4 million to reduce the carrying value of its Consumer Loan portfolio to the present value (using a discount rate of 13%) of the forecasted cash flows relating to the Consumer Loan portfolio less estimated future servicing expenses. Based upon management's analysis as of December 31, 2004, no additional reduction of the carrying value of the United Kingdom Consumer Loan portfolio is required.

     The Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary on December 30, 2005. The selling price was approximately $4.3 million resulting in a pre-tax gain of approximately $3.0 million.

     Effective June 30, 2003, the Company decided to stop originating Dealer Loans in Canada. Since Dealer Loans originated in Canada are serviced in the United States, the Company evaluated cash flows related to the Canadian operation based on the same collection rate assumptions as were used before the decision to liquidate. Based upon management's analysis as of December 31, 2004, no reduction of the carrying value of the Canadian Dealer Loan portfolio is required.

     In January 2002, the Company decided to stop originating automobile leases. Based upon management's analysis as of December 31, 2004, no reduction of the carrying value of the Automobile Leasing's net assets is required.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring)." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred, rather than at the time of commitment to an exit plan. The Company adopted this standard for exit or disposal activities initiated after December 31, 2002. As a result of the Company's decision to exit the United Kingdom business in the second quarter of 2003, the Company recognized:
(i) $300,000 after-tax increase in salaries and wages resulting from employee severance expenses and (ii) $100,000 after-tax reduction in other income due to a refund of profit sharing income on ancillary products to an ancillary product provider which was based on volume targets no longer attainable due to the decision to stop Consumer Loan originations.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The Company's primary subsidiaries are: Buyer's Vehicle Protection Plan, Inc., CAC Leasing, Inc., Credit Acceptance Corporation UK Limited, CAC of Canada Company, and Credit Acceptance Corporation Ireland Limited.

REPORTABLE BUSINESS SEGMENTS

     The Company is organized into four primary business segments: United States, United Kingdom, Automobile Leasing, and Other. See Note 12 - Business Segment Information for information regarding the Company's reportable segments.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounts which are subject to significant estimation include the allowance for credit losses, finance charge revenue, stock-based compensation expense, impairment of various assets, contingencies, and taxes. Actual results could materially differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.

RESTRICTED CASH AND CASH EQUIVALENTS

     Restricted cash and cash equivalents consist of amounts held in accordance with secured financing arrangements and reinsurance agreements.

RESTRICTED SECURITIES

     Restricted securities consist of amounts held in accordance with secured financing arrangements and reinsurance agreements. The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, and stated at fair value with unrealized gains and losses, net of income taxes included in the determination of comprehensive income and reported as a component of shareholders' equity.

     Restricted available-for-sale securities consist of the following:

                                                           AS OF DECEMBER 31, 2004
                                                 ------------------------------------------
                                                           GROSS        GROSS     ESTIMATED
                                                        UNREALIZED   UNREALIZED      FAIR
                                                 COST      GAINS       LOSSES       VALUE
                                                 ----   ----------   ----------   ---------
US Government and agency securities              $150       $--         $(2)         $148
Corporate bonds                                   784         1          (5)          780
                                                 ----       ---         ---          ----
Total restricted securities available for sale   $934       $ 1         $(7)         $928
                                                 ====       ===         ===          ====

     The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               AS OF
                                                         DECEMBER 31, 2004
                                                       ---------------------
                                                              ESTIMATED FAIR
                                                       COST        VALUE
                                                       ----   --------------
Contractual Maturity
   Within one year                                     $ --        $ --
   Over one year to five years                          857         852
   Over five years to ten years                          77          76
   Over ten years                                        --          --
                                                       ----        ----
      Total restricted securities available for sale   $934        $928
                                                       ====        ====

FINANCE CHARGES - UNITED STATES AND CANADA

     The Company recognizes finance charge income in accordance with the provisions of the American Institute of Certified Public Accountant's Statement of Position ("SOP") 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires the Company to recognize finance charges under the interest method such that revenue is recognized on a level yield basis based upon forecasted cash flows. As the forecasted cash flows change, the Company would prospectively adjust the rate upwards for positive changes but would recognize impairment for negative changes in the current period.

     Buyers Vehicle Protection Plan, Inc. ("BVPP"), a wholly owned subsidiary of the Company, has relationships with third party vehicle service contract administrators ("TPAs") whereby the TPAs process claims on vehicle service contracts underwritten by third party insurers. BVPP receives a commission for all such vehicle service contracts sold by its dealer-partners where the vehicle service contract is financed by the Company, and does not bear any risk of loss for claims covered on these third party service contracts. The commission is included in the purchase price of the vehicle service contract included in the Consumer Loan. The Company advances to dealer-partners an amount equal to the purchase price of the vehicle service contract on Consumer Loans accepted by the Company that include vehicle service contracts. In addition, BVPP had its own short-term limited extended service contract product offered by participating dealer-partners. In connection therewith, BVPP bears the risk of loss for any repairs covered under the service contract. The Company recognizes income and related expense for this service contract program on an accelerated basis over the life of the service contract. The Company stopped offering this product effective November 1, 2003.

     The Company recognizes the commission received from the TPAs for contracts financed by the Company as part of finance charges on a level yield basis based upon forecasted cash flows. Commissions on contracts not financed by the Company are recognized as finance charge income at the time the commissions are received.

     During the first quarter of 2004, the Company entered into agreements with two new TPAs. The two new agreements differ from the prior agreement in three material respects: (i) the new agreements provide a commission to the Company on all vehicle service contracts sold by its dealer-partners, regardless of whether the vehicle service contract is financed by the Company, (ii) the Company experiences a higher commission on vehicle service contracts financed by the Company, and (iii) the new agreements allow the Company to participate in underwriting profits depending on the level of future claims paid. The two new agreements also require that net premiums on the vehicle service contracts be placed in trust accounts by the TPA. Funds in the trust accounts are utilized by the TPA to pay claims on the vehicle service contracts. Underwriting profits, if any, on the vehicle service contracts are distributed to the Company after the term of the vehicle service contracts have expired. Under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the Company is considered the primary beneficiary of the trusts. As a result, the assets and liabilities of the trusts have been consolidated on the Company's balance sheet. As of December 31, 2004, the trusts had $4.8 million in cash and cash equivalents available to pay claims and a related claims reserve of $4.8 million. Cash and cash equivalents are included in restricted cash and cash equivalents and the claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets. A third party insures claims in excess of funds in the trust accounts.

LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES - UNITED STATES AND CANADA

     The Company records the amount advanced to the dealer-partner as a Dealer Loan. The Dealer Loan is increased as revenue is recognized and decreased as collections are received. The Company follows SOP 03-3 in determining its allowance for credit losses. Consistent with SOP 03-3, an allowance for credit losses is maintained at an amount that reduces the net asset value (Dealer Loan balance less the allowance) to the discounted value of forecasted future cash flows at the yield established at the inception of the Dealer Loan. This allowance is calculated on a dealer-partner by dealer-partner basis. The discounted value of future cash flows is comprised of estimated future collections on the Consumer Loans, less any estimated dealer holdback payments.

     In estimating future collections and dealer holdback payments for each dealer-partner, the Company considers: (i) a dealer-partner's actual loss data on a static pool basis and (ii) the Company's historical loss and collection experience. The Company's collection forecast for each dealer-partner is updated monthly, and considers the most recent static pool data available for each dealer-partner and the Company's entire portfolio of Consumer Loans.

     Cash flows from any individual Dealer Loan are often different than estimated cash flows at Dealer Loan inception. If such difference is favorable, the difference is recognized into income over the life of the Dealer Loan through a yield adjustment. If such difference is unfavorable, an allowance for credit losses is established and a corresponding provision for credit losses is recorded as a current period expense. Because differences between estimated cash flows at inception and actual cash flows occur often, an allowance is required for a significant portion of the Company's Dealer Loan portfolio. An allowance for credit losses does not necessarily indicate that a Dealer Loan is unprofitable, and very seldom are cash flows from a Dealer Loan portfolio insufficient to repay the initial amounts advanced to the dealer.

FINANCE CHARGES - UNITED KINGDOM

     The Company recognizes finance charge income in the United Kingdom in accordance with the provisions of SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an Amendment of FASB Statements No. 13, 60, and 65 and a Rescission of FASB Statement No. 17)" ("SFAS No. 91"). SFAS No. 91 requires the Company to recognize finance charges under the interest method such that income is recognized on a level yield basis during the life of the underlying asset.

LOANS RECEIVABLE, ALLOWANCE FOR CREDIT LOSSES, AND DEALER RESERVE PAYABLE - UNITED KINGDOM

     The Company maintains an allowance for credit losses to cover losses inherent in the Company's Consumer Loan portfolio. Such losses consist of Consumer Loans receivable determined to be uncollectible or that have expected future collections less than the full contractual amount, less any losses absorbed by dealer holdbacks. Dealer holdbacks in the United Kingdom are classified in Dealer reserve payable, in the Company's consolidated financial statements. By definition, these losses equal the amount by which advances to dealer-partners plus accrued income (the "net investment") exceed the net present value of estimated future cash flows related to the Consumer Loans receivable less the present value of estimated dealer holdback payments.

     To record losses, as required under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", the Company utilizes a present value methodology and compares the present value of estimated future collections less the present value of the estimated related dealer holdback payments for each dealer-partner's Consumer Loan portfolio to the Company's net investment in that portfolio. The Company maintains historical loss experience for each dealer-partner on a static pool basis and uses this information to forecast the timing and amount of the future collections and dealer holdback payments on each dealer-partner's Consumer Loan portfolio. In estimating future collections and dealer holdback payments for each dealer-partner, the Company considers: (i) a dealer-partner's actual loss data on a static pool basis and (ii) the Company's historical loss and collection experience. The Company's collection forecast for each dealer-partner is updated monthly, and considers the most recent static pool data available for each dealer-partner and the Company's entire portfolio of Consumer Loans. Forecasted collections and dealer holdback payments are discounted to present value using a rate equal to the rate of return expected at the origination of the Consumer Loan. To the extent that the present value of future collections less the present value of the related dealer holdback payments is less than the Company's net investment in the portfolio, the Company records an allowance equal to the difference between the net investment and the present value of future collections less the present value of the related dealer holdback payments. Proceeds from one dealer-partner's portfolio cannot be used to offset losses relating to another dealer-partner.

     A significant percentage of charged-off Consumer Loans are absorbed by dealer holdbacks and, as a result, do not result in losses to the Company. The Company's primary protection against losses relates to appropriately managing the spread between the collection rate and the amount advanced to dealer-partners at Consumer Loan inception.

     The Company's allowance for credit losses also covers earned but unpaid servicing fees on Consumer Loans receivable in non-accrual status (no payments received for 90 days). Servicing fees, which are recorded as finance charges, are recognized under the interest method of accounting until the earlier of the underlying obligation becoming 90 days past due on a recency basis or the repossession and sale of the vehicle securing the Consumer Loan. At such time, the Company suspends the recognition of revenue and records a provision for credit losses equal to the earned but unpaid revenue. Once a Consumer Loan is classified in non-accrual status, it remains in non-accrual status for the remaining life of the Consumer Loan. Revenue on non-accrual Consumer Loans is recognized on a cash basis.

     Effective July 1, 2003, the Company retroactively eliminated the reserve for advance losses balance, which was previously classified within dealer holdbacks, net and transferred the balance into the allowance for credit losses which is classified within Loans receivable, net. In addition, the Company prospectively eliminated its charge-off policy related to dealer advances and modified its Loans receivable charge-off policy to require charge-off of Loans receivable after 270 days of no payment against dealer holdbacks, net and, if such holdback is insufficient, against the allowance for credit losses. In effect, the Company combined its advance and Loans receivable charge-off policies into a single policy whereby the Consumer Loan and related advance are charged-off at the same time. For the first six months of 2003, advances were charged-off when the Company's analysis forecasted no future collections on Consumer Loans relating to the dealer-partner advance pool. Prior to January 1, 2003, advances were charged-off or partially charged-off when the Company's analysis determined that the expected discounted cash flows associated with the related Consumer Loans were insufficient to recover the outstanding advance balance in the pool.

     The Company records the gross amount of the Consumer Loan less the unearned finance charges as dealer holdbacks. Consumer Loans originated by and advances to each dealer-partner are automatically assigned to that dealer-partner's open pool of Consumer Loans. Periodically, pools are closed and subsequent Consumer Loans and advances are assigned to a new pool. Collections on the Consumer Loans within each pool, after payment of the Company's servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance relating to those Consumer Loans. Once the advance balance has been repaid, the dealer-partner is entitled to receive collections from the Consumer Loans within that pool.

     All advances from a dealer-partner are secured by all of the future collections on Consumer Loans originated by that dealer-partner. For balance sheet purposes, dealer holdbacks are shown in Dealer reserve payable, net of the current advance balance.

PROPERTY AND EQUIPMENT

     Additions to property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives are generally as follows: buildings - 40 years, building improvements - 10 years, data processing equipment - 3 years, software - 5 years, office furniture and equipment - 7 years, and leasehold improvements - the lesser of the lease term or 10 years. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and improvements are capitalized. Software developed for internal use is capitalized and generally amortized on a straight-line basis. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

     As of December 31, 2004 and 2003, deferred debt issuance costs were $3.5 million and $3.0 million, respectively. Expenses associated with the issuance of debt instruments are capitalized and amortized over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.

INCOME TAXES

     Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company establishes reserves for income tax when, despite the belief that our tax positions are fully supportable, there remain certain positions that are probable to be challenged and possibly disallowed by various authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

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

     As of December 31, 2004, the following interest rate cap agreements were outstanding (in thousands):

NOTIONAL   COMMERCIAL PAPER                                           FAIR
 AMOUNT        CAP RATE                      TERM                    VALUE
--------   ----------------                  ----                    -----
$100,000        6.25%         September 2004 through January 2007     $30
 100,000        6.25%         September 2004 through February 2007     13
--------                                                              ---
$200,000                                                              $43
========                                                              ===

     As of December 31, 2003, the following interest rate cap agreements were outstanding (in thousands):

NOTIONAL   COMMERCIAL PAPER                                        FAIR
 AMOUNT        CAP RATE                      TERM                 VALUE
--------   ----------------                  ----                 -----
$  6,663        7.50%         July 2002 through January 2004       $--
   8,218        6.50%         July 2002 through January 2004        --
  31,250        6.25%         October 2002 through October 2004     --
 100,000        6.25%         November 2003 through March 2006      17
--------                                                           ---
$146,131                                                           $17
========                                                           ===

     Foreign Currency Forward Contracts. In the third quarter of 2003, the Company entered into a series of forward contracts with a commercial bank to manage foreign currency exchange risk associated with the cash flows anticipated from the exit of the United Kingdom operation. As of December 31, 2004 and 2003, the Company had contracts outstanding to deliver 3.3 million British pounds sterling and 16.9 million British pounds sterling, respectively, to the commercial bank which will be exchanged into United States dollars at weighted average exchange rates of 1.57 and 1.58 United States dollars per British pound sterling, respectively, on a monthly basis through June 30, 2005. The Company believes that this transaction will minimize the currency exchange risk associated with an adverse change in the relationship between the United States dollar and the British pound sterling as it repatriates cash from the United Kingdom operation. As the Company has not designated these contracts as hedges as defined under SFAS No. 133, changes in the fair value of these forward contracts will increase or decrease net income. The fair value of the forward contracts was less than the notional amount of the contracts outstanding as of December 31, 2004 and 2003 by $1,156,000 and $2,817,000, respectively, due to the weakening of the United States dollar versus the British pound sterling since the date the contracts were entered into. The Company recognized a foreign currency gain of $1,661,000 for 2004 related to the change in the fair value of the forward contracts primarily due to a decrease in the notional amount of the forward contracts from December 31, 2003 to December 31, 2004, partially offset by the weakening of the United States dollar versus the British pound sterling during 2004. The Company recognized a foreign currency loss of $2,817,000 for 2003 related to the change in the fair value of the forward contracts due to the weakening of the United States dollar versus the British pound sterling since the date the contracts were entered into.

STOCK COMPENSATION PLANS

     At December 31, 2004, the Company has three stock-based compensation plans for employees and directors, which are described more fully in Note 11 - Capital Transactions. Prior to April 1, 2003, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. In the second quarter of 2003, the Company adopted the fair value recognition and measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" for stock-based employee compensation. Under the retroactive restatement transition method selected by the Company described in SFAS No. 148, the Company restated all prior periods to reflect the stock-based compensation expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all options granted to employees or directors after January 1, 1995.

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

     Deferred income taxes are recognized for foreign currency translation adjustments when the Company's investments in its foreign subsidiaries are considered temporary and the differences will reverse in the foreseeable future. Prior to 2002, the Company considered all of its investments in its foreign subsidiaries to be permanent. During the first quarter of 2002, the Company determined that its investments in its United Kingdom subsidiary was no longer considered permanent, and during the second quarter of 2003, the Company determined that its investment in its Canadian subsidiary was no longer considered permanent. Upon these determinations, the Company recognized deferred income taxes related to the foreign currency translation adjustments of these subsidiaries.

LEASE REVENUE

     Income from operating lease vehicles is recognized on a straight-line basis over the scheduled lease term. Revenue recognition is suspended at the point the customer becomes 90 days past due on a recency basis.

LICENSE FEES

     The Company recognizes a monthly dealer-partner access fee for the Company's patented Internet-based proprietary Credit Approval Processing System ("CAPS") in the month the access is provided.

OTHER INCOME

     Other income consists of the following (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2004       2003         2002
                                                    -------   ----------   ----------
                                                              (RESTATED)   (RESTATED)
Premiums earned                                     $ 2,457     $ 2,986      $ 4,512
Dealer enrollment fees                                1,449         781          847
Net gains on lease terminations                       1,497       1,073          973
Rental revenue                                          788         900        1,044
Interest and fees on floorplan receivables, lines
   of credit, and notes receivable                      792       1,416        3,675
Interest income - tax refund (1)                         --          --        4,800
Other                                                 7,531       6,950        8,323
                                                    -------     -------      -------
                                                    $14,514     $14,106      $24,174
                                                    =======     =======      =======

(1) Interest income from the Internal Revenue Service was received in 2002 in connection with a refund related to a change in tax accounting methods that affected the characterization and timing of revenue recognition for tax purposes.

     Premiums earned include credit life and disability premiums and premiums from the Company's non-TPA service contract program. CAC Reinsurance, Ltd. ("Credit Acceptance Reinsurance"), a wholly owned subsidiary of the Company, is engaged primarily in the business of reinsuring credit life and disability insurance policies issued to borrowers under Consumer Loans assigned by participating dealer-partners. The Company advances to dealer-partners an amount equal to the credit life and disability insurance premium. The policies insure the customer for the outstanding balance payable in the event of death or disability of the customer. Premiums are ceded to Credit Acceptance Reinsurance on both an earned and written basis and are earned over the life of the Consumer Loans using pro rata and sum-of-digits methods. Credit Acceptance Reinsurance bears the risk of loss related to claims under the coverage ceded to it. The Company recognizes income and related expense for the service non-TPA contract program on an accelerated basis over the life of the service contract.

     Enrollment fees of $9,850 are generally paid by each dealer-partner signing a servicing agreement. In return for the enrollment fee, the Company provides the dealer-partner with sales promotion kits, signs, training and the first month's access to CAPS. Beginning in the fourth quarter of 2002, the enrollment fee in the United States is 100% refundable for 180 days. The fees and the related direct incremental costs of enrolling these dealer-partners are deferred and amortized on a straight-line basis over the estimated life of the dealer-partner relationship. The Company estimates the amount of fees that will not be refunded and begins amortizing this portion of the deferred fees and costs immediately. After the 180-day refund period expires, the Company begins amortizing any remaining fees that have not been refunded along with the related costs.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONCLUDED)

     The Company recognizes gains on lease terminations when the proceeds from the sale of previously leased vehicles at auctions exceed the carrying values of the vehicles.

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

     Other income consists primarily of remarketing and repossession fees, NSF fees, Credit Acceptance University training fees and income earned from sales of the Company's marketing materials.

EMPLOYEE BENEFIT PLAN

     The Company sponsors a 401(k) plan that covers substantially all of its employees. Employees may elect to contribute to the plan from 1% to 20% of their salary subject to statutory limitations. The Company makes matching contributions equal to 50% of the employee contributions, up to a maximum of $1,250 per employee. Prior to 2004, the Company made matching contributions equal to 25% of the employee contributions, up to a maximum of $625 per employee. The Company recognized compensation expense of $302,000, $131,000, and $123,000 in 2004, 2003, and 2002, respectively, for its matching contributions to the plan.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchange of Nonmonetary Assets" ("SFAS 153"). This Statement amends Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB No. 29") which established the requirement that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 is not expected to have material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all shares-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of income based on their fair values. Pro forma disclosure, as was allowed under APB No. 25, will no longer be an alternative. As the Company began recognizing stock based compensation expense under the fair value recognition and measurement provisions of SFAS No. 123 during 2003, the adoption of SFAS No. 123R will not have a material impact on the Company.

RECLASSIFICATION

     Certain amounts for prior periods have been reclassified to conform to the current presentation.

(2)  RESTATEMENT OF PRIOR PERIODS

     On April 1, 2005, the Company's former independent registered public accounting firm, Deloitte & Touche LLP ("Deloitte"), informed the Company that Deloitte's National Office was reviewing the Company's accounting for loans. On April 8, 2005, Deloitte informed the Company that it believed the Company should not account for loans as an originator of loans to consumers but should instead account for its loans as a lender to its dealer-partners. The Company had accounted for its loans as a loan originator to consumers since 1992, and believed such accounting was in accordance with generally accepted accounting principles in the United States ("GAAP"). On April 26, 2005, the Company submitted a letter to the staff of the Office of the Chief Accountant of the Securities and Exchange Commission ("the SEC") requesting guidance.

     On June 24, 2005, the SEC informed the Company that its method for recording loans should be changed from that of an originator of Consumer Loans to that of a servicer of loans generated by dealer-partners and a lender to those dealer-partners. As a result of this determination, the Company was required to restate its previously issued financial statements and reported financial results.

     In addition to the restatement for the new loan accounting methodology, the Company's consolidated financial statements have been restated to correct income taxes related primarily to its foreign subsidiaries. On March 10, 2005, the Company disclosed that it had discovered errors related to accounting for income taxes related primarily to its foreign operations during the 2004 year-end closing process. The restatement of these errors decreased net income for the year ended December 31, 2003 by $2.3 million and increased net income for the three months ended June 30, 2004 by $2.7 million. The correction of these errors had no impact on pre-tax income. Additionally, various adjustments have been made to income taxes in addition to these corrections as a result of the change in loan accounting previously discussed.

     The restatement impacted the consolidated financial statements as follows:

                                                   DECEMBER 31,
                                                      2003                                   DECEMBER 31,
                                                  (AS ORIGINALLY                                 2003
                                                     REPORTED)           ADJUSTMENTS           (RESTATED)
                                                  ---------------      ---------------      ---------------
REVENUE:
 Finance charges                                  $       103,125      $        24,728      $       127,853
 Lease revenue                                              6,432                   --                6,432
 License fees                                               3,836                   --                3,836
 Other income                                              32,395              (18,289)              14,106
                                                  ---------------      ---------------      ---------------
    Total revenue                                         145,788                6,439              152,227
COSTS AND EXPENSES:
 Salaries and wages                                        33,655               (1,685)              31,970
 General and administrative                                20,034                  671               20,705
 Sales and marketing                                        8,494                  455                8,949
 Provision for credit losses                               10,459                 (820)               9,639
 Interest                                                   8,057                   --                8,057
 Stock-based compensation                                   3,583                   --                3,583
 United Kingdom asset impairment expense                   10,493                   --               10,493
 Other expense                                              4,756                 (239)               4,517
                                                  ---------------      ---------------      ---------------
    Total costs and expenses                               99,531               (1,618)              97,913
Operating income                                           46,257                8,057               54,314
 Foreign exchange loss                                     (2,767)                  --               (2,767)
                                                  ---------------      ---------------      ---------------
Income before provision for income taxes                   43,490                8,057               51,547
 Provision for income taxes                                15,309               11,569               26,878
                                                  ---------------      ---------------      ---------------
Net income                                        $        28,181      $        (3,512)     $        24,669
                                                  ===============      ===============      ===============

Net income per common share:
Basic                                             $          0.67      $         (0.09)     $          0.58
                                                  ===============      ===============      ===============
Diluted                                           $          0.65      $         (0.08)     $          0.57
                                                  ===============      ===============      ===============

Weighted average shares outstanding:
Basic                                                  42,195,340           42,195,340           42,195,340
Diluted                                                43,409,007           43,409,007           43,409,007

                                                   DECEMBER 31,
                                                       2002                                 DECEMBER 31,
                                                  (AS ORIGINALLY                                2002
                                                     REPORTED)          ADJUSTMENTS           (RESTATED)
                                                  ---------------     ---------------      ---------------
REVENUE:
 Finance charges                                  $        97,744     $        18,213      $       115,957
 Lease revenue                                             16,101                  --               16,101
 License fees                                               2,906                  --                2,906
 Other income                                              37,583             (13,409)              24,174
                                                  ---------------     ---------------      ---------------
    Total revenue                                         154,334               4,804              159,138
COSTS AND EXPENSES:
 Salaries and wages                                        29,042                (900)              28,142
 General and administrative                                24,551                 357               24,908
 Sales and marketing                                        7,623                 364                7,987
 Provision for credit losses                               23,935                (128)              23,807
 Interest                                                   9,058                  --                9,058
 Stock-based compensation                                   2,072                  --                2,072
 Other expense                                             11,530                 275               11,805
                                                  ---------------     ---------------      ---------------
    Total costs and expenses                              107,811                 (32)             107,779
Operating income                                           46,523               4,836               51,359
 Foreign exchange gain (loss)                                  --                  (3)                  (3)
                                                  ---------------     ---------------      ---------------
Income before provision for income taxes                   46,523               4,833               51,356
 Provision for income taxes                                18,158               3,424               21,582
                                                  ---------------     ---------------      ---------------
Net income                                        $        28,365     $         1,409      $        29,774
                                                  ===============     ===============      ===============

Net income per common share:
Basic                                             $          0.67     $          0.03      $          0.70
                                                  ===============     ===============      ===============
Diluted                                           $          0.65     $          0.04      $          0.69
                                                  ===============     ===============      ===============

Weighted average shares outstanding:
Basic                                                  42,438,292          42,438,292           42,438,292
Diluted                                                43,362,741          43,362,741           43,362,741

(2)  RESTATEMENT OF PRIOR PERIODS - (CONCLUDED)

                                              DECEMBER 31,
                                                  2003                      DECEMBER 31,
                                             (AS ORIGINALLY                     2003
                                                REPORTED)     ADJUSTMENTS    (RESTATED)
                                             --------------   -----------   ------------
Loans receivable                                $872,970       $(253,533)    $ 619,437
Allowance for credit losses                      (17,615)       (125,694)     (143,309)
                                                --------       ---------     ---------
Loans receivable, net                            855,355        (379,227)      476,128
Income taxes receivable                            5,795          (5,795)           --
All other assets                                  82,630         (13,910)       68,720
                                                --------       ---------     ---------
Total assets                                     943,780        (398,932)      544,848
                                                ========       =========     =========
Dealer reserve payable, net                      423,861        (388,663)       35,198
Income taxes payable                                  --           2,086         2,086
Deferred income taxes, net                        22,770          (3,810)       18,960
Other liabilites                                 139,584           5,725       145,309
                                                --------       ---------     ---------
Total liabilities                                586,215        (384,662)      201,553
Shareholders' equity                             357,565         (14,270)      343,295
                                                --------       ---------     ---------
Total liabilities and shareholders' equity      $943,780       $(398,932)    $ 544,848
                                                ========       =========     =========

     See Note 14 for additional information on the restatement impact on quarterly data.

(3)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate their value.

     Cash and Cash Equivalents and Restricted Cash and Cash Equivalents. The carrying amount of cash and cash equivalents and restricted cash and cash equivalents approximate their fair value due to the short maturity of these instruments.

     Net Investment in Loans. Loans receivable, net less dealer holdbacks, net represent the Company's net investment in Dealer Loans and Consumer Loans. The fair value is determined by calculating the present value of future loan payment inflows and dealer holdback outflows estimated by the Company utilizing a discount rate comparable with the rate used to calculate the Company's allowance for credit losses.

     Floorplan, Lines of Credit, and Notes Receivable. The carrying values of floorplan, lines of credit, and notes receivable approximate their fair values as the interest rates on these instruments approximate the interest rates the Company would charge on similar instruments as of December 31, 2004 and 2003.

     Debt. The fair value of debt is determined using quoted market prices, if available, or calculated using the estimated value of each debt instrument based on current rates offered to the Company for debt with similar maturities.

     Derivative Instruments. The fair value of interest rate caps and foreign currency forward contracts are based on quoted market values.

(3)  FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONCLUDED)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows (in thousands):

                                                                      AS OF DECEMBER 31,
                                                        ---------------------------------------------
                                                                                         2003
                                                                 2004                 (RESTATED)
                                                        ---------------------   ---------------------
                                                        CARRYING    ESTIMATED   CARRYING    ESTIMATED
                                                         AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                        --------   ----------   --------   ----------
ASSETS
Cash and cash equivalents and restricted cash           $ 25,469    $ 25,469    $ 38,411    $ 38,411
Net investment in Loans receivable                       510,336     519,532     440,930     447,690
Notes, lines of credit and floorplan receivables, net      4,339       4,339       6,562       6,562
Derivative instruments                                        43          43          17          17

LIABILITIES
Lines of credit                                            7,700       7,700          --          --
Secured financing                                        176,000     175,543     100,000     100,158
Mortgage note                                              8,216       7,876       5,418       5,470
Derivative instruments                                     1,156       1,156       2,817       2,817

(4) LOANS RECEIVABLE

     Loans receivable consists of the following (in thousands):

                                                                 AS OF DECEMBER 31,
                                                           ------------------------------
                                                             2004       2003       2002
                                                           --------   --------   --------
Dealer Loans receivable                                    $626,284   $537,671   $462,509
Consumer Loans receivable                                    43,008     88,446    145,682
Other Loans receivable                                        4,350      6,668     12,326
Unearned finance charges                                     (4,275)   (10,791)   (19,722)
Unearned insurance premiums, insurance reserves and fees     (1,973)    (2,557)    (3,394)
                                                           --------   --------   --------
Loans receivable                                           $667,394   $619,437   $597,401
                                                           ========   ========   ========

(4)      LOANS RECEIVABLE

      Loans receivable consists of the following (in thousands):

                                                                              AS OF DECEMBER 31,
                                                             ------------------------------------------------
                                                                 2004              2003              2002
                                                             ------------      ------------      ------------
Dealer Loans receivable                                      $    626,284      $    537,671      $    462,508
Consumer Loans receivable                                          43,008            88,446           145,682
Other Loans receivable                                              4,350             6,668            12,326
Unearned finance charges                                           (4,275)          (10,791)          (19,722)
Unearned insurance premiums, insurance reserves and fees           (1,973)           (2,557)           (3,393)
                                                             ------------      ------------      ------------
Loans receivable                                             $    667,394      $    619,437      $    597,401
                                                             ============      ============      ============

      A summary of changes in Loans receivable is as follows (in thousands):

                                                                                  Years Ended December 31,
                                                                                 YEAR ENDED DECEMBER 31, 2004
                                                                ------------------------------------------------------------------
                                                                DEALER LOANS     CONSUMER LOANS     OTHER LOANS          TOTAL
                                                                ------------     --------------     ------------      ------------

Balance, beginning of period                                    $    537,671      $     75,098      $      6,668      $    619,437

New loans                                                            427,866             7,938                --           435,804

Dealer holdback payments                                              33,326                --                --            33,326

Net cash collections on loans                                       (365,119)          (27,615)               --          (392,734)

Write-offs                                                            (7,104)          (23,783)               --           (30,887)

Recoveries                                                                --             2,157                --             2,157

Net change in floorplan receivables, notes receivable
 and lines of credit                                                      --                --            (2,318)           (2,318)

Other                                                                     --               584                --               584

Currency translation                                                    (356)            2,381                --             2,025
                                                                ------------      ------------      ------------      ------------
Balance, end of period                                          $    626,284      $     36,760      $      4,350      $    667,394
                                                                ============      ============      ============      ============

                                                                                  YEAR ENDED DECEMBER 31, 2003
                                                                 ------------------------------------------------------------------
                                                                 DEALER LOANS     CONSUMER LOANS     OTHER LOANS          TOTAL
                                                                 ------------     --------------     ------------      ------------

Balance, beginning of period                                     $    462,508      $    122,567      $     12,326      $    597,401

New loans                                                             334,720            27,519                --           362,239

Dealer holdback payments                                               27,403                --                --            27,403

Net cash collections on loans                                        (285,522)          (46,221)               --          (331,743)

Write-offs                                                             (2,468)          (39,106)               --           (41,574)

Recoveries                                                                 --             1,168                --             1,168

Net change in floorplan receivables, notes receivable
 and lines of credit                                                       --                --            (5,658)           (5,658)

Other                                                                      --               837                --               837

Currency translation                                                    1,030             8,334                --             9,364
                                                                 ------------      ------------      ------------      ------------
Balance, end of period                                           $    537,671      $     75,098      $      6,668      $    619,437
                                                                 ============      ============      ============      ============

                                                                                    YEAR ENDED DECEMBER 31, 2002
                                                                ------------------------------------------------------------------
                                                                 DEALER LOANS     CONSUMER LOANS     OTHER LOANS          TOTAL
                                                                 ------------     --------------     ------------      ------------

Balance, beginning of period                                     $    446,580      $    168,657      $     19,045      $    634,282

New loans                                                             249,434            44,692                --           294,126

Dealer holdback payments                                               31,937                --                --            31,937

Net cash collections on loans                                        (263,362)          (68,949)               --          (332,311)

Write-offs                                                             (2,149)          (36,197)               --           (38,346)

Recoveries                                                                 --                61                --                61

Net change in floorplan receivables, notes receivable
 and lines of credit                                                       --                --            (6,719)           (6,719)

Other                                                                      --             2,850                --             2,850

Currency translation                                                       68            11,453                --            11,521
                                                                 ------------      ------------      ------------      ------------
Balance, end of period                                           $    462,508      $    122,567      $     12,326      $    597,401
                                                                 ============      ============      ============      ============

(4)  LOANS RECEIVABLE - (CONCLUDED)

     A summary of changes in the Allowance for credit losses is as follows (in thousands):

                                                                    FOR THE YEAR ENDED DECEMBER 31, 2004
                                                           ------------------------------------------------------
                                                           DEALER LOANS   CONSUMER LOANS   OTHER LOANS     TOTAL
                                                           ------------   --------------   -----------   --------
Balance, beginning of period                                 $136,514        $ 6,689         $   106     $143,309
Provision for credit losses (1)                                 5,094           (978)          1,174        5,290
Write-offs                                                     (7,104)        (1,305)             --       (8,409)
Recoveries                                                         --          2,023              --        2,023
Other change in floorplan receivables, notes receivable,
   and lines of credit                                             --             --          (1,270)      (1,270)
Currency translation                                               95            345              --          440
                                                             --------        -------         -------     --------
Balance, end of period                                       $134,599        $ 6,774         $    10     $141,383
                                                             ========        =======         =======     ========

                                                                    FOR THE YEAR ENDED DECEMBER 31, 2003
                                                           ------------------------------------------------------
                                                           DEALER LOANS   CONSUMER LOANS   OTHER LOANS     TOTAL
                                                           ------------   --------------   -----------   --------
Balance, beginning of period                                 $132,658        $ 6,550         $ 1,285     $140,493
Provision for credit losses (2)                                 6,109            744           1,100        7,953
Write-offs                                                     (2,468)        (2,179)             --       (4,647)
Recoveries                                                         --          1,123              --        1,123
Other change in floorplan receivables, notes receivable,
   and lines of credit                                             --             --          (2,279)      (2,279)
Currency translation                                              215            451              --          666
                                                             --------        -------         -------     --------
Balance, end of period                                       $136,514        $ 6,689         $   106     $143,309
                                                             ========        =======         =======     ========

                                                                    FOR THE YEAR ENDED DECEMBER 31, 2002
                                                           ------------------------------------------------------
                                                           DEALER LOANS   CONSUMER LOANS   OTHER LOANS     TOTAL
                                                           ------------   --------------   -----------   --------
Balance, beginning of period                                 $124,368        $ 5,916         $ 2,463     $132,747
Provision for credit losses (3)                                10,433          4,999           3,241       18,673
Write-offs                                                     (2,149)        (4,922)             --       (7,071)
Recoveries                                                         --             61              --           61
Other change in floorplan receivables, notes receivable,
   and lines of credit                                             --             --          (4,419)      (4,419)
Currency translation                                                6            496              --          502
                                                             --------        -------         -------     --------
Balance, end of period                                       $132,658        $ 6,550         $ 1,285     $140,493
                                                             ========        =======         =======     ========

(1) Does not include a provision of $467 for earned but unpaid revenue related to license fees.

(2) Does not include a provision of $1,686 primarily related to the Company's lease portfolio.

(3) Does not include a provision of $5,134 primarily related to the Company's lease portfolio.

(5)  LEASED PROPERTIES

     The Company leases offices and office equipment. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Total rental expense on all operating leases was $484,000, $391,000, and $373,000 for 2004, 2003, and 2002, respectively. Contingent rentals under the operating leases were insignificant. Minimum future lease commitments under operating leases as of December 31, 2004 are as follows (in thousands):

  MINIMUM FUTURE
LEASE COMMITMENTS
-----------------
  2005   $  672
  2006      684
  2007      628
  2008      424
  2009      315
         ------
         $2,723
         ======

(6)  INVESTMENTS IN OPERATING LEASES

     The net investment in operating leases consists of the following (in thousands):

                                              AS OF DECEMBER 31,
                                             --------------------
                                               2004       2003
                                             -------   ----------
                                                       (RESTATED)
Gross leased assets                          $ 2,037    $10,273
Accumulated depreciation                      (1,535)    (6,703)
Gross deferred costs                             226      1,513
Accumulated amortization of deferred costs      (212)    (1,307)
Lease payments receivable                        558        631
                                             -------    -------
Investment in operating leases, net          $ 1,074    $ 4,407
                                             =======    =======

     A summary of changes in the investment in operating leases is as follows (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                               2004       2003         2002
                                             -------   ----------   ----------
                                                       (RESTATED)   (RESTATED)
Balance, beginning of period                 $ 4,407    $17,669      $ 42,774
Gross operating leases originated                 --         --         1,075
Depreciation of operating leases                (928)    (3,974)       (9,941)
Lease payments receivable                      1,723      6,513        16,062
Collections on operating leases               (1,769)    (7,132)      (15,031)
Provision for lease losses                        --     (1,703)       (5,252)
Operating lease liquidations                  (2,393)    (7,387)      (12,037)
Currency translation                              34        421            19
                                             -------    -------      --------
Balance, end of period                       $ 1,074    $ 4,407      $ 17,669
                                             =======    =======      ========

     Future minimum rentals on leased vehicles at December 31, 2004 are $274,000 in 2005.

(7)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                              AS OF DECEMBER 31,
                                            ---------------------
                                              2004        2003
                                            --------   ----------
                                                       (RESTATED)
Land                                        $  2,586    $  2,587
Building and improvements                      9,639       8,848
Data processing equipment and software        30,921      27,737
Office furniture and equipment                 2,047       2,025
Leasehold improvements                           369         995
                                            --------    --------
                                              45,562      42,192

Less:
Accumulated depreciation on property and
   equipment                                 (24,969)    (22,768)
Accumulated depreciation on leased assets       (887)       (883)
                                            --------    --------
Total accumulated depreciation               (25,856)    (23,651)
                                            --------    --------
                                            $ 19,706    $ 18,541
                                            ========    ========

     Property and equipment included capital leased assets of $2,447,000 and $1,934,000 as of December 31, 2004 and 2003, respectively. Depreciation expense on property and equipment was $4,853,000, $4,528,000 and $4,702,000 in 2004,
2003 and 2002, respectively.

(8)  DEBT

LINES OF CREDIT

     At December 31, 2004, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 9, 2006. At December 31, 2004, the agreement provided that, at the Company's option, interest is payable at either the eurodollar rate plus 130 basis points (3.68% at December 31, 2004), or at the prime rate (5.25% at December 31, 2004). The eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of the net book value of Dealer Loans plus 65% of the net book value of Consumer Loans purchased by the Company (not to exceed a maximum of 25% of the aggregate borrowing base limitation), less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. The credit agreement uses terminology corresponding to the Company's historical method of accounting. As a result, the net book value of Dealer Loans would require adjustment to reflect the equivalent terms used in the credit agreement. As of December 31, 2004, there was $121.9 million available under the line of credit.

     The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay annual and quarterly fees on the amount of the commitment. As of December 31, 2004, there was $7.7 million outstanding under this facility. There were no amounts outstanding under this facility as of December 31, 2003. The maximum amount outstanding was approximately $118.1 and $82.9 million in 2004 and 2003, respectively. The weighted average balance outstanding was $49.6 and $59.0 million in 2004 and 2003, respectively. The weighted average interest rate on line of credit borrowings outstanding on December 31, 2004 was 3.7%.

SECURED FINANCING

     The secured financing agreements described below that were in place at December 31, 2004 used terminology corresponding to the Company's historical method of accounting as described in Note 2. The agreements, as drafted, include references to advance rates based on asset values determined under the historical accounting methodology. As a result, calculations using advance rates and assets valued pursuant to the current accounting methodology will not reflect actual limitations imposed by the agreements. The Company is currently negotiating modifications to the secured financing agreements that remain in effect as of the date of this report to adjust the advance rates and/or determination of asset values and to otherwise conform the terminology used in these agreements to the Company's current method of accounting as necessary to keep the parties' rights constant.

     In the second quarter of 2003, the Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2003-1 ("Funding 2003-1"), completed a secured financing transaction, in which Funding 2003-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2003-1, Dealer Loans having a net book value of approximately $134.0 million to Funding 2003-1, which, in turn, conveyed the Dealer Loans to a trust, which issued $100.0 million in notes to qualified institutional investors. Radian Asset Assurance issued a financial insurance policy in connection with the transaction. The policy guaranteed the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes were rated "AA" by Standard & Poor's Rating Services and bore interest at a fixed rate of 2.77%. The proceeds of the conveyance to Funding 2003-1 were used by the Company to reduce outstanding borrowings under the Company's line of credit. At December 31, 2003, there was $100.0 million outstanding under this secured financing transaction. In the third quarter of 2004, the Company, as servicer for Funding 2003-1, exercised its "clean-up call" option to reacquire the remaining Dealer Loans from the trust and directed the trust to redeem the notes in full. The remaining assets of the trust, including remaining collections, were paid over to Funding 2003-1 as the sole beneficiary of the trust and then distributed to the Company as the sole member of Funding 2003-1. As a result, this secured financing transaction was terminated after a total term of 15 months.

     In the third quarter of 2003, the Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. II ("Warehouse Funding" or "2003-2"), completed a revolving secured financing transaction with an institutional investor. In the third quarter of 2004, Warehouse Funding increased the facility limit and renewed the commitment. Under the renewed facility, Warehouse Funding may receive up to $200.0 million in financing when the Company conveys Dealer Loans to Warehouse Funding for cash and equity in Warehouse Funding. Warehouse Funding will in turn pledge the Dealer Loans as collateral to the institutional investor to secure loans that will fund the cash portion of the purchase price of the Dealer Loans. As required under the agreement, all amounts outstanding under the facility were refinanced and the facility paid to zero in August 2004. This revolving facility, which was to mature on August 9, 2005, but has been extended to February 15, 2006, allows conveyances of Dealer Loans by the Company and related borrowing by Warehouse Funding in which Warehouse Funding will receive 70% (increased to 75% in January 2005) of the net book value of the contributed Dealer Loans up to the $200.0 million facility limit. In addition to the maturity of the facility, there is a requirement that any amounts outstanding under the facility be refinanced, and the facility paid to zero, by February 15, 2006. If this does not occur or the requirement is not waived, or if the facility is not extended, the transaction will cease to revolve, will amortize as collections are received and, at the option of the institutional investor, may be subject to acceleration and foreclosure. Although Warehouse Funding will be liable for any secured financing under the facility, the financing will be non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes. As Warehouse Funding is organized as a separate special purpose legal entity from the Company, assets of Warehouse Funding (including the conveyed Dealer Loans) will not be available to satisfy the general obligations of the Company. All the assets of Warehouse Funding have been encumbered to secure Warehouse Funding's obligations to its creditors. Borrowings under the facility will bear interest at a floating rate equal to the commercial paper rate plus 65 basis points, which has been limited to a maximum rate of 6.25% (increased to 6.75% in September 2005) through interest rate cap agreements. The interest rate at December 31, 2004 was 2.97%. The Company will receive a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not have any rights in, any portion of such collections. As of December 31, 2004, there was $76.0 million outstanding under this facility. There were no amounts outstanding under this facility as of December 31, 2003.

     In the third quarter of 2004, the Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2004-1 ("Funding 2004-1"), completed a secured financing transaction, in which Funding 2004-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2004-1, Dealer Loans having a net book value of approximately $134.0 million to Funding 2004-1, which, in turn, conveyed the Dealer Loans to a trust, which issued $100.0 million in notes to qualified institutional investors. Radian Asset Assurance issued the primary financial insurance policy in connection with the transaction, and XL Capital Assurance issued a backup financial insurance policy. The policies guaranteed the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes were rated "Aaa" by Moody's Investor Services and "AAA" by Standard & Poor's Rating Services. The proceeds of the initial conveyance to Funding 2004-1 were used by the Company to purchase Dealer Loans from Warehouse Funding. Until February 15, 2005, the Company conveyed additional Dealer Loans to Funding 2004-1 which were then conveyed by Funding 2004-1 to the trust, and used by the trust as collateral in support of the outstanding debt. As of December 31, 2004, additional Dealer Loans having a net book value of approximately $8.4 million had been conveyed by the Company after the completion of the initial funding. After February 15, 2005, the debt outstanding under this facility began to amortize. The secured financing created loans for which the trust was liable and which were secured by all the assets of the trust and of Funding 2004-1. Such loans were non-recourse to the Company, even though the trust, Funding 2004-1 and the Company were consolidated for financial reporting purposes. As Funding 2004-1 was organized as a separate legal entity from the Company, assets of Funding 2004-1 (including the conveyed Dealer Loans) were not available to satisfy the general obligations of the Company. All the assets of Funding 2004-1 were encumbered to secure Funding 2004-1's obligations to its creditors. The notes bore interest at a fixed rate of 2.53%. The annualized cost of the secured financing, including underwriters fees, the insurance premiums and other costs was 6.6%. The Company received a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company did not receive, or have any rights in, any portion of such collections, except for a limited right in its capacity as Servicer to exercise a "clean-up call" option to purchase Dealer Loans from Funding 2004-1 under certain specified circumstances. As of December 31, 2004 there was $100.0 million outstanding under this secured financing transaction. In the fourth quarter of 2005, the Company exercised its "clean-up call" option to reacquire the remaining Dealer Loans from the trust and directed the trust to redeem the notes in full. The remaining assets of the trust, including remaining collections, were paid over to Funding 2004-1 as the sole beneficiary of the trust and then distributed to the Company as the sole member of Funding 2004-1. As a result, this secured financing transaction was terminated after a total term of 15 months.

     The Company and its subsidiaries have completed a total of eleven secured financing transactions, nine of which have been repaid in full as of December 31, 2004. Information about the outstanding secured financing transactions is as follows (dollars in thousands):

                                                                               Balance as
                                     Secured Financing   Secured Dealer Loan   Percent of
 Issue                                   Balance at           Balance at        Original
Number     Close Date       Limit    December 31, 2004    December 31, 2004      Balance
------   --------------   --------   -----------------   -------------------   ----------
2004-1     August 2004    $100,000        $100,000             $134,534           100%
2003-2   September 2003 * $200,000          76,000              116,731           n/a

* In August 2004, the 2003-2 Loan and Security Agreement was amended to increase the facility limit to $200 million and extend the commitment period to August 9, 2005. The commitment period has subsequently been extended to February 15, 2006.

(8)  DEBT - (CONCLUDED)

MORTGAGE LOAN PAYABLE

     The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $8.2 million and $5.4 million outstanding on this loan as of December 31, 2004 and December 31, 2003, respectively. During the second quarter of 2004, the loan, which now matures on June 9, 2009, was refinanced and increased by $3.5 million under similar terms and conditions. The loan bears interest at a fixed rate of 5.35%, and requires monthly payments of $92,156 and a balloon payment at maturity for the balance of the loan.

CAPITAL LEASE OBLIGATIONS

     As of December 31, 2004, the Company has various capital lease obligations outstanding for computer equipment, with monthly payments totaling $67,000. The total amount of capital lease obligations outstanding as of December 31, 2004 and 2003 was $1.6 million and $1.0 million, respectively. These capital lease obligations bear interest at rates ranging from 7.28% to 9.31% and have maturity dates between October 2005 and March 2008.

LETTERS OF CREDIT

     Letters of credit are issued by a commercial bank and reduce amounts available under the Company's line of credit. As of December 31, 2004, the Company has four letters of credit relating to reinsurance agreements totaling $5.4 million. Such letters of credit expired on May 26, 2005, at which time they were extended for the period of one year until May 26, 2006.

PRINCIPAL DEBT MATURITIES

     The scheduled principal maturities of the Company's debt at December 31, 2004 are as follows (in thousands):

2005   $177,168
2006      9,008
2007      1,204
2008        893
2009      5,274
       --------
       $193,547
       ========

     Included in scheduled principal maturities are anticipated maturities of secured financing debt. The maturities of this debt are dependent on the timing of cash collections on the Dealer Loans, the amounts due to dealer-partners for payments of dealer holdbacks and changes in interest rates on the secured financing. Such amounts included in the table above are $176.0 million for 2005.

DEBT COVENANTS

     The Company's debt facilities require compliance with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. The Company must also maintain a specified minimum level of net worth, which may indirectly limit the payment of dividends on common stock. Although the Company was not in compliance with its covenants due to its inability to timely file its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, the Company had received waivers of this requirement on its debt facilities and these waivers became permanent upon the filing of such reports.

(9)  RELATED PARTY TRANSACTIONS

     In the normal course of its business, the Company has Dealer Loans with affiliated dealer-partners owned by: (i) the Company's majority shareholder and Chairman; (ii) the Company's President; and (iii) a member of the Chairman's immediate family. The Company's Dealer Loans from affiliated dealer-partners and nonaffiliated dealer-partners are on the same terms. A summary of related party Dealer Loan activity is as follows (in thousands):

                         As of December 31, 2004         As of December 31, 2003
                      -----------------------------   -----------------------------
                        Affiliated                      Affiliated
                      dealer-partner       % of       dealer-partner       % of
                          balance      consolidated       balance      consolidated
                      --------------   ------------   --------------   ------------
Dealer loan balance       $16,700          2.7%           $15,200          2.8%

                                  For the Year ended              For the Year ended              For the Year ended
                                  December 31, 2004               December 31, 2003               December 31, 2002
                            -----------------------------   -----------------------------   -----------------------------
                              Affiliated                      Affiliated                      Affiliated
                            dealer-partner       % of       dealer-partner       % of       dealer-partner       % of
                               activity      consolidated      activity      consolidated      activity      consolidated
                            --------------   ------------   --------------   ------------   --------------   ------------
Advances                        $14,300          3.3%           $10,600          3.2%           $8,200           3.3%
Affiliated Dealer revenue       $ 4,200          2.9%           $ 3,600          3.2%           $3,200           3.5%

     Pursuant to an employment agreement with the Company's President dated April 19, 2001, the Company loaned the President's dealerships $850,000. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22%, is unsecured, and is personally guaranteed by the Company's President. The balance of the note including accrued but unpaid interest was approximately $1,099,000 and $1,054,000 as of December 31, 2004 and December 31, 2003, respectively. In addition, pursuant to the employment agreement, the Company loaned the President approximately $478,000. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22% beginning January 1, 2002, and is unsecured. The balance of the note including accrued interest was approximately $554,000 and $529,000 as of December 31, 2004 and December 31, 2003, respectively.

     Total CAPS and dealer enrollment fees earned from affiliated dealer-partners were $95,000, $66,000, and $34,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

     The Company paid for air transportation services provided by a company owned by the Company's majority shareholder and Chairman totaling $227,000, $159,000 and $77,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

(10) INCOME TAXES

     The income tax provision consists of the following (in thousands):

                                      YEARS ENDED DECEMBER 31,
                                 ---------------------------------
                                   2004        2003         2002
                                 --------   ----------   ---------
                                            (RESTATED)   (RESTATED)
Income (loss) before provision
   (credit) for income taxes:
   Domestic                       $85,428    $57,480      $42,561
   Foreign                          2,454     (5,933)       8,795
                                  -------    -------      -------
                                  $87,882    $51,547      $51,356
                                  =======    =======      =======
Current provision (credit)
   for income taxes:
   Federal                        $12,013    $27,956      $(1,081)
   State                              787      1,511       (3,120)
   Foreign                          3,138      1,217        3,034
                                  -------    -------      -------
                                   15,938     30,684       (1,167)
                                  -------    -------      -------
Deferred provision (credit)
   for income taxes:
   Federal                         15,993     (2,385)      21,537
   State                              911       (218)       1,331
   Foreign                         (2,285)    (1,203)        (119)
                                  -------    -------      -------
                                   14,619     (3,806)      22,749
                                  -------    -------      -------
Provision for income taxes        $30,557    $26,878      $21,582
                                  =======    =======      =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

                                              AS OF DECEMBER 31,
                                             --------------------
                                               2004       2003
                                             -------   ----------
                                                       (RESTATED)
Deferred tax assets:
   Allowance for credit losses               $51,818     $51,719
   United Kingdom asset impairment             3,858       2,095
   Accrued liabilities                         1,366       1,010
   Deferred Dealer Enrollment Fees               788         459
   Net Operating Losses                          433         555
   Stock-based compensation                    1,575       2,649
   Unrealized loss on currency                   420       1,022
   Other, net                                    368         879
                                             -------     -------
      Total deferred tax assets               60,626      60,388
                                             -------     -------

Deferred tax liabilities:
   Valuation of receivables                   85,577      69,519
   Unearned finance charges                    2,767       2,997
   Depreciable assets                          2,455       3,130
   Deferred Origination Costs                    441         219
   Foreign currency translation adjustment        --       1,760
   Other, net                                  1,203       1,723
                                             -------     -------
      Total deferred tax liabilities          92,443      79,348
                                             -------     -------
Net deferred tax liability                   $31,817     $18,960
                                             =======     =======

(10) INCOME TAXES - (CONCLUDED)

     A reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                 2004      2003         2002
                                                 ----   ----------   ----------
                                                        (RESTATED)   (RESTATED)
U.S. federal statutory rate                      35.0%     35.0%        35.0%
   State income taxes                             1.3       1.6         (2.3)
   Foreign income taxes                            --       4.1         (0.3)
   Undistributed/distributed foreign earnings    (2.2)     12.5          8.3
   Other                                          0.7      (1.1)         1.3
                                                 ----      ----         ----
Provision for income taxes                       34.8%     52.1%        42.0%
                                                 ====      ====         ====

     The effective tax rate decreased in 2004 from 2003 due to a change made to the Company's tax structure in 2004 to treat the Company's foreign subsidiaries as branches subject to United States tax jurisdiction and due to the provision of U.S. taxes related to the repatriated foreign earnings in 2003. The effective tax rate for 2002 and 2003 differed from the federal statutory tax rate of 35 % primarily due to the provision of U.S. taxes related to the repatriation of foreign earnings.

     During 2002, the Company determined that the undistributed earnings of its United Kingdom and Ireland subsidiaries should no longer be considered to be permanently reinvested, and during 2003, the Company determined that the undistributed earnings of its Canadian subsidiary should no longer be considered to be permanently reinvested. As a result of these determinations, the Company recorded the amount of U.S. federal income taxes and withholding taxes related to the repatriation of these earnings. During 2002, 2003 and 2004, the Company remitted substantially all of its accumulated earnings as profits to the U.S. and accrued or paid U.S. income taxes accordingly.

(11) CAPITAL TRANSACTIONS

NET INCOME PER SHARE

     Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the total of the weighted average number of common shares and dilutive common shares outstanding. Dilutive common shares included in the computation represent shares issuable upon assumed exercise of stock options that would have a dilutive effect using the treasury stock method. The share effect is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               2004         2003         2002
                                                            ----------   ----------   ----------
Weighted average common shares outstanding                  38,617,787   42,195,340   42,438,292
Dilutive effect of stock options                             2,399,418    1,213,667      924,449
                                                            ----------   ----------   ----------
Weighted average common shares and dilutive common shares   41,017,205   43,409,007   43,362,741
                                                            ==========   ==========   ==========

     The computations of diluted net income per share for 2003 and 2002 exclude the effects of the potential exercise of stock options to purchase 423,000 and 378,000 shares, respectively, because the effects of including them would have been anti-dilutive. There were no anti-dilutive potential shares for 2004.

STOCK REPURCHASE PROGRAM

     On August 5, 1999, the Company announced a stock repurchase program of up to 1.0 million shares of the Company's common stock. The program authorized the Company to purchase common shares in the open market or in privately negotiated transactions at price levels the Company deems attractive. Since August 1999, the Company's board of directors has authorized several increases to the stock repurchase program, the most recent occurring on March 10, 2004, which increased the total number of shares authorized to be repurchased to 7.0 million shares. As of December 31, 2004, the Company has repurchased approximately 6.4 million shares under this program at a cost of $51.9 million.

     In addition to the above stock repurchase program, the Company repurchased
4.9 million shares of its common stock at a cost of $91.0 million through two modified Dutch auction tender offers completed during 2004. On November 26, 2003, the Company announced a modified Dutch auction tender offer to purchase up to 2.6 million shares of its common stock at a purchase price of not less than $12.50 per share and not greater than $17.00 per share. Upon the expiration of the tender offer on January 6, 2004, the Company repurchased all of the 2.2 million tendered shares of its common stock at $17.00 per share. On August 11, 2004, the Company announced a modified Dutch auction tender offer to purchase up to 3.0 million shares of its common stock at a purchase price of not less than $14.00 per share and not greater than $20.00 per share. Upon the expiration of the tender offer on September 9, 2004, the Company repurchased all of the 2.7 million tendered shares of its common stock at a price of $20.00 per share.

STOCK OPTION PLANS

     Pursuant to the Company's Incentive Compensation Plan (the "Incentive Plan"), which was approved by shareholders on May 13, 2004, the Company has reserved 1.0 million shares of its common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014. All of the terms relating to vesting or other restrictions of restricted stock awards or restricted stock unit grants will be determined by the Company's compensation committee. Options granted under the Incentive Plan may be either incentive stock options or nonqualified stock options. The terms of options granted under the Incentive Plan will be set forth in agreements between the Company and the recipients and will be determined by the Company's compensation committee. The exercise price will not be less than the fair market value of the shares on the date of grant and, for incentive stock options, the exercise price must be at least 110% of fair market value if the recipient is the holder of more than 10% of the Company's common stock. All of the terms relating to the satisfaction of performance goals, the length of any performance period, the amount of any performance award granted, the amount of any payment or transfer to be made pursuant to any performance award, and any other terms and conditions of any performance award will be determined by the Company's compensation committee and included in an agreement between the recipient and the Company. As of December 31, 2004, the Company has made no grants under the Incentive Plan.

     Pursuant to the Company's 1992 Stock Option Plan (the "1992 Plan"), the Company had reserved 8.0 million shares of its common stock for the future granting of options to officers and other employees. The exercise price of the options is no less than the fair market value on the date of the grant. Options under the 1992 Plan generally become exercisable over a three to five year period, or the Company's attainment of certain performance related criteria, or immediately upon a change of Company control. The Company issued 15,000, 138,500, and 629,969 options in 2004, 2003, and 2002, respectively, that will vest only if certain performance targets are met. In addition, the Company issued 234,810 options in 2002 that will vest over a three to five year period. Nonvested options are forfeited upon termination of employment and otherwise expire ten years from the date of grant. Shares available for future grants totaled 1,647,225 and 1,607,615 as of December 31, 2003 and 2002, respectively. The 1992 Plan was terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan.

     Pursuant to the Company's Director Stock Option Plan (the "Director Plan"), the Company had reserved 200,000 shares of its common stock for future granting of options to members of its Board of Directors. The exercise price of the options is equal to the fair market value on the date of grant. In 2004, the Company granted 100,000 options that will vest only if the Company meets certain performance targets. Nonvested options are forfeited if the participant should cease to be a director and otherwise expire ten years from the date of grant. Shares available for future grants totaled 100,000 as of December 31, 2003 and 2002. The Director Plan was terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan.

     Pursuant to the Company's Stock Option Plan for Dealers (the "Dealer Plan"), the Company had reserved 1.0 million shares of its common stock for the future granting of options to participating dealer-partners. Effective January 1, 1999, the Company suspended the granting of future options under the Dealer Plan. During 2003, the Dealer Plan was cancelled and all previously outstanding options under the Dealer Plan were either exercised or forfeited.

     The Company accounts for the compensation costs related to its grants under the stock option plans in accordance with SFAS No. 123. The Company recognized stock-based compensation expense of $2,725,000, $3,583,000 and $2,072,000 for 2004, 2003 and 2002, respectively, for the 1992 Plan and Director Plan.

     The fair value of each option granted used in determining the above stock-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in the option-pricing model as well as the resulting weighted-average fair value of options granted are as follows:

                                          YEARS ENDED DECEMBER 31,
                                   -------------------------------------
                                      2004          2003         2002
                                   ----------   -----------   ----------
1992 PLAN
   Risk-free interest rate               3.00%         3.50%        4.00%
   Expected life                    5.0 years     4.0 years    4.0 years
   Expected volatility                  53.35%        63.03%       63.03%
   Dividend yield                          --            --           --
   Fair value of options granted   $     8.07   $      5.05   $     5.58

DIRECTOR PLAN
   Risk-free interest rate               2.71%           --           --
   Expected life                    5.0 years            --           --
   Expected volatility                  52.49%           --           --
   Dividend yield                          --            --           --
   Fair value of options granted   $     8.29            --           --

Additional information relating to the stock option plans is as follows:

                                             1992 PLAN                     DIRECTOR PLAN                    DEALER PLAN
                                   -----------------------------   -----------------------------   -----------------------------
                                                WEIGHTED AVERAGE                WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                     NUMBER      EXERCISE PRICE      NUMBER      EXERCISE PRICE      NUMBER      EXERCISE PRICE
                                   OF OPTIONS       PER SHARE      OF OPTIONS       PER SHARE      OF OPTIONS       PER SHARE
                                   ----------   ----------------   ----------   ----------------   ----------   ----------------
Outstanding at January 1, 2002     4,569,261         $ 6.53          100,000         $ 7.00          184,400         $10.02
   Options granted                   864,779           9.83               --             --               --             --
   Options exercised                (742,420)          4.77               --             --           (6,100)          8.45
   Options forfeited                (317,366)          8.37               --             --         (109,200)         11.69
                                   ---------                         -------                         -------
Outstanding at December 31, 2002   4,374,254           7.35          100,000           7.00           69,100           7.51
   Options granted                   138,500          10.10               --             --               --             --
   Options exercised                (262,744)          7.69               --             --           (2,900)          7.13
   Options forfeited                (178,110)          9.71               --             --          (66,200)          7.53
                                   ---------                         -------                         -------
Outstanding at December 31, 2003   4,071,900           7.32          100,000           7.00               --             --
   Options granted                    15,000          16.45          100,000          17.25               --             --
   Options exercised                (521,034)          9.64               --                              --             --
   Options forfeited                 (59,347)          8.88               --             --               --             --
                                   ---------                         -------                         -------
Outstanding at December 31, 2004   3,506,519         $ 6.98          200,000         $12.13               --         $   --
                                   =========                         =======                         =======
Exercisable at December 31:
2002                               1,640,094         $ 7.66               --         $   --           69,100         $ 7.51
2003                               1,660,184           7.60               --             --               --             --
2004                               2,131,528           6.79           50,000           7.00               --             --

(11) CAPITAL TRANSACTIONS - (CONCLUDED)

     The following tables summarize information about options outstanding at December 31, 2004:

                                      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                     ----------------------------------------------------   -----------------------------------
                                      WEIGHTED-AVERAGE   WEIGHTED-AVERAGE                     WEIGHTED-AVERAGE
    RANGE OF         OUTSTANDING AS       REMAINING          EXERCISE       EXERCISABLE AS   EXERCISE PRICE PER
EXERCISABLE PRICES    OF 12/31/2004   CONTRACTUAL LIFE    PRICE PER SHARE    OF 12/31/2004          SHARE
------------------   --------------   ----------------   ----------------   --------------   ------------------
1992 PLAN
  $ 3.63 - $ 5.99         385,759         4.9 Years           $ 4.03             223,509           $ 4.25
    6.00 -   8.99       2,292,511         4.8                   6.45           1,570,762             6.50
    9.00 -  11.99         776,749         7.2                   9.58             313,107             9.55
   12.00 -  14.99          36,500         5.8                  12.68              18,150            12.67
   15.00 -  17.05          15,000         9.1                  16.45               6,000            16.45
                        ---------                                              ---------
  Totals                3,506,519         5.4                 $ 6.98           2,131,528           $ 6.79
                        =========                                              =========

DIRECTOR PLAN
  $ 7.00                  100,000         6.5 Years           $ 7.00              50,000           $ 7.00
   17.25                  100,000         9.2                  17.25                  --               --
                        ---------                                              ---------
  Totals                  200,000         7.8                 $12.13              50,000           $ 7.00
                        =========                                              =========

(12) BUSINESS SEGMENT INFORMATION

     The Company classifies its operations into four reportable business segments: United States, United Kingdom, Automobile Leasing, and Other.

REPORTABLE SEGMENT OVERVIEW

     In the second quarter of 2003, the Company re-evaluated its business segments as a result of the decision to stop originating Consumer Loans in the United Kingdom and Dealer Loans in Canada. Business decisions, including resources to be allocated, are based on the financial performance of the operations that will continue to accept new business, separate from those that do not. The chief operating decision maker reviews financial information combined into six components: United States, United Kingdom, Automobile Leasing, Canada, Floorplan and Lines of Credit. Each component is an operating segment, however, Canada, Floorplan and Lines of Credit are combined in an "all other" category as none meet the quantitative thresholds of a reportable segment. As a result, the Company has four reportable business segments: United States, United Kingdom, Automobile Leasing, and Other. Prior year's disclosures have been reclassified to conform to the current year presentation. The United States segment primarily consists of the Company's United States automobile financing business. The United Kingdom segment primarily consists of the Company's United Kingdom Consumer Loan operation. The Automobile Leasing segment consists of the Company's automobile leasing operation. The Other segment consists of the Company's Canadian Dealer Loan operation and secured lines of credit and floorplan financing programs. The Company is currently liquidating its operations in all segments other than the United States.

MEASUREMENT

     The table below presents information for each reportable segment (in thousands):

                                              UNITED     UNITED    AUTOMOBILE                TOTAL
                                              STATES     KINGDOM    LEASING       OTHER     COMPANY
                                             --------   --------   ----------   --------   --------
YEAR ENDED DECEMBER 31, 2004
   Finance charges                           $149,998   $  4,208    $     4     $    649   $154,859
   Lease revenue                                   --         --      1,507           --      1,507
   License fees                                 5,835         --         --           --      5,835
   Other income                                11,721        436      2,109          248     14,514
   Provision for credit losses                  5,332       (769)        --        1,194      5,757
   Interest expense                            11,009         --        517          134     11,660
   Depreciation expense                         4,515        270        949           47      5,781
   Provision (credit) for income taxes         29,767        484        416         (110)    30,557
   Net income (loss)                           55,853      1,072      1,050         (650)    57,325
   Segment assets                             563,497     22,960        719        4,137    591,313

YEAR ENDED DECEMBER 31, 2003 - (RESTATED)
   Finance charges                           $116,156   $ 10,095    $     9     $  1,593   $127,853
   Lease revenue                                   --         --      6,432           --      6,432
   License fees                                 3,836         --         --           --      3,836
   Other income                                10,086      1,090      1,717        1,213     14,106
   Provision for credit losses                  6,003        804      1,688        1,144      9,639
   United Kingdom asset impairment expense         --     10,493         --           --     10,493
   Interest expense                             6,329         --      1,136          592      8,057
   Depreciation expense                         4,060        313      4,033           96      8,502
   Provision (credit) for income taxes         27,237       (491)      (115)         247     26,878
   Net income (loss)                           31,275     (6,556)      (213)         163     24,669
   Segment assets                             464,021     67,302      4,547        8,978    544,848

YEAR ENDED DECEMBER 31, 2002 - (RESTATED)
   Finance charges                           $ 96,472   $ 17,671    $     6     $  1,808   $115,957
   Lease revenue                                   --         --     16,101           --     16,101
   License fees                                 2,906         --         --           --      2,906
   Other income                                15,996      3,397      1,335        3,446     24,174
   Provision for credit losses                 11,443      4,489      5,135        2,740     23,807
   Interest expense                             5,462        594      1,991        1,011      9,058
   Depreciation expense                         4,241        310     10,043           49     14,643
   Provision (credit) for income taxes         19,805      2,835     (1,102)          44     21,582
   Net income (loss)                           25,824      5,795     (2,002)         157     29,774
   Segment assets                             369,659    122,983     18,394       14,123    525,159

(12) BUSINESS SEGMENT INFORMATION - (CONCLUDED)

     The Company operates primarily in the United States and the United Kingdom (excluding Ireland). The table below presents the key financial information by geographic location (in thousands):

                                              UNITED    UNITED      ALL      TOTAL
                                              STATES    KINGDOM    OTHER    COMPANY
                                             --------   -------   ------   --------
Year Ended December 31, 2004
   Finance charges                           $150,002   $ 3,918   $  939   $154,859
   Lease revenue                                  728        --      779      1,507
   License fees                                 5,835        --       --      5,835
   Other income                                13,767       436      311     14,514
   Net income                                  55,724       770      831     57,325
   Property and equipment, net                 19,474       232       --     19,706

YEAR ENDED DECEMBER 31, 2003 - (RESTATED)
   Finance charges                           $116,165   $ 9,699   $1,989   $127,853
   Lease revenue                                5,019        --    1,413      6,432
   License fees                                 3,836        --       --      3,836
   Other income                                12,653     1,090      363     14,106
   Net income (loss)                           30,611    (6,631)     689     24,669
   Property and equipment, net                 18,045       496       --     18,541

YEAR ENDED DECEMBER 31, 2002 - (RESTATED)
   Finance charges                           $ 96,478   $16,785   $2,694   $115,957
   Lease revenue                               13,885        --    2,216     16,101
   License fees                                 2,906        --       --      2,906
   Other income                                20,333     3,397      444     24,174
   Net income (loss)                           23,896     6,483     (605)    29,774
   Property and equipment, net                 19,169       667       --     19,836

INFORMATION ABOUT PRODUCTS AND SERVICES

     The Company manages its product and service offerings primarily through those reportable segments. Therefore, in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", no enterprise-wide disclosures of information about products and services are necessary.

MAJOR CUSTOMERS

     The Company did not have any dealer-partners that provided 10% or more of the Company's revenue during 2004, 2003, or 2002. Additionally, no single dealer-partner's Dealer Loan accounted for more than 10% of total Dealer Loans as of December 31, 2004 or as of December 31, 2003.

(13) LITIGATION AND CONTINGENT LIABILITIES

     In the normal course of business and as a result of the customer-oriented nature of the industry in which the Company operates, industry participants are frequently subject to various customer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, customer protection, warranty, debt collection, insurance and other customer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to the Company's repossession and sale of the customer's vehicle and other debt collection activities. The Company, as the assignee of Consumer Loans originated by dealer-partners, may also be named as a co-defendant in lawsuits filed by customers principally against dealer-partners. Many of these cases are filed as purported class actions and seek damages in large dollar amounts. An adverse ultimate disposition in any such action could have a material adverse impact on the Company's financial position, liquidity and results of operations.

     The Company is currently a defendant in a class action proceeding commenced on October 15, 1996 in the Circuit Court of Jackson County, Missouri and removed to the United States District Court for the Western District of Missouri. The complaint seeks unspecified money damages for alleged violations of a number of state and federal consumer protection laws. On October 9, 1997, the District Court certified two classes on the claims brought against the Company, one relating to alleged overcharges of official fees, the other relating to alleged overcharges of post-maturity interest. On August 4, 1998, the District Court granted partial summary judgment on liability in favor of the plaintiffs on the interest overcharge claims based upon the District Court's finding of certain violations but denied summary judgment on certain other claims. The District Court also entered a number of permanent injunctions, which among other things, restrained the Company from collecting on certain class accounts. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable, the Company appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit. Oral argument on the appeals was heard on April 19, 1999. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit overturned the August 4, 1998 partial summary judgment order and injunctions against the Company. The Court of Appeals held that the District Court lacked jurisdiction over the interest overcharge claims and directed the District Court to sever those claims and remand them to state court. On February 18, 2000, the District Court entered an order remanding the post-maturity interest class to the Circuit Court of Jackson County, Missouri while retaining jurisdiction on the official fee class. The Company then filed a motion requesting that the District Court reconsider that portion of its order of August 4, 1998, in which the District Court had denied the Company's motion for summary judgment on the federal Truth-In-Lending Act ("TILA") claim. On May 26, 2000, the District Court entered summary judgment in favor of the Company on the TILA claim and directed the Clerk of the Court to remand the remaining state law official fee claims to the appropriate state court. On September 18, 2001, the Circuit Court of Jackson County, Missouri mailed an order assigning this matter to a judge. On October 28, 2002, the plaintiffs filed a fourth amended complaint. The Company filed a motion to dismiss the plaintiff's fourth amended complaint on November 4, 2002. On November 18, 2002, the Company filed a memorandum urging the decertification of the classes. On February 21, 2003, the plaintiffs filed a brief opposing the Company's November 4, 2002 motion to dismiss the case. On May 19, 2004, the court released an order, dated January 9, 2004, that denied the Company's motion to dismiss. On November 16, 2005 the Court issued an order that, among other things, adopted the District Court's order certifying classes. The Company will continue its vigorous defense of all remaining claims. However, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

     The Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary on December 30, 2005. The selling price was approximately $4.3 million resulting in a pre-tax gain of approximately $3.0 million.

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly financial position and results of operations as of and for the years ended December 31, 2004 and 2003, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation.

                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                         2004
                                                -----------------------------------------------------
                                                   1ST Q         2ND Q         3RD Q         4TH Q
                                                -----------   -----------   -----------   -----------
                                                 (RESTATED)    (RESTATED)    (RESTATED)
BALANCE SHEETS
Loans receivable, net                           $   509,696   $   515,000   $   527,235   $   526,011
All other assets                                     51,199        62,862        54,299        65,302
                                                -----------   -----------   -----------   -----------
   Total assets                                 $   560,895   $   577,862   $   581,534   $   591,313
                                                ===========   ===========   ===========   ===========
Total debt                                      $   156,458   $   171,282   $   208,848   $   193,547
Dealer reserve payable, net                          29,606        24,232        19,919        15,675
Other liabilities                                    69,265        59,498        64,669        81,201
                                                -----------   -----------   -----------   -----------
   Total liabilities                                255,329       255,012       293,436       290,423
Shareholders' equity                                305,566       322,850       288,098       300,890
                                                -----------   -----------   -----------   -----------
   Total liabilities and shareholders' equity   $   560,895   $   577,862   $   581,534   $   591,313
                                                ===========   ===========   ===========   ===========
INCOME STATEMENTS
Revenue                                         $    40,680   $    43,647   $    45,474   $    46,914
Costs and expenses                                   22,146        21,904        22,982        23,451
                                                -----------   -----------   -----------   -----------
Operating income                                     18,534        21,743        22,492        23,463
   Foreign exchange gain (loss)                         151           906           674           (81)
                                                -----------   -----------   -----------   -----------
Income before income taxes                           18,685        22,649        23,166        23,382
   Provision for income taxes                         6,733         5,476         8,898         9,450
                                                -----------   -----------   -----------   -----------
Net income                                      $    11,952   $    17,173   $    14,268   $    13,932
                                                ===========   ===========   ===========   ===========
Net income per common share:
   Basic                                        $      0.29   $      0.44   $      0.37   $      0.38
                                                ===========   ===========   ===========   ===========
   Diluted                                      $      0.29   $      0.41   $      0.35   $      0.35
                                                ===========   ===========   ===========   ===========
Weighted average shares outstanding:
   Basic                                         39,791,700    39,240,321    38,679,011    36,819,410
   Diluted                                       42,159,338    41,413,308    40,943,604    39,473,105

                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                            2003
                                                   -----------------------------------------------------
                                                      1ST Q         2ND Q         3RD Q         4TH Q
                                                   -----------   -----------   -----------   -----------
                                                    (RESTATED)    (RESTATED)    (RESTATED)    (RESTATED)
BALANCE SHEETS
Loans receivable, net                              $   461,378   $   477,372   $   479,453   $   476,128
All other assets                                        52,370        61,927        59,626        68,720
                                                   -----------   -----------   -----------   -----------
      Total assets                                 $   513,748   $   539,299   $   539,079   $   544,848
                                                   ===========   ===========   ===========   ===========

Total debt                                         $    96,263   $   115,656   $   106,876   $   106,447
Dealer reserve payable, net                             38,546        45,190        39,736        35,198
Other liabilities                                       55,040        54,156        61,965        59,908
                                                   -----------   -----------   -----------   -----------
      Total liabilities                                189,849       215,002       208,577       201,553
Shareholders' equity                                   323,899       324,297       330,502       343,295
                                                   -----------   -----------   -----------   -----------
      Total liabilities and shareholders' equity   $   513,748   $   539,299   $   539,079   $   544,848
                                                   ===========   ===========   ===========   ===========
INCOME STATEMENTS
Revenue                                            $    37,247   $    37,112   $    38,326   $    39,542
Costs and expenses                                      22,419        34,760        21,073        19,661
                                                   -----------   -----------   -----------   -----------
Operating income                                        14,828         2,352        17,253        19,881
   Foreign exchange gain (loss)                             15            14        (1,066)       (1,730)
                                                   -----------   -----------   -----------   -----------
Income before income taxes                              14,843         2,366        16,187        18,151
   Provision for income taxes                            6,621         2,845         9,245         8,167
                                                   -----------   -----------   -----------   -----------
Net income (loss)                                  $     8,222   $      (479)  $     6,942   $     9,984
                                                   ===========   ===========   ===========   ===========
Net income per common share:
   Basic                                           $      0.19   $     (0.01)  $      0.16   $      0.24
                                                   ===========   ===========   ===========   ===========
   Diluted                                         $      0.19   $     (0.01)  $      0.16   $      0.23
                                                   ===========   ===========   ===========   ===========
Weighted average shares outstanding:
   Basic                                            42,328,841    42,321,170    42,315,027    42,040,063
   Diluted                                          42,407,981    42,868,265    43,959,924    43,958,520

     The restatement impacted the quarterly financial data as follows:

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS)

                                             3/31/2004                                     3/31/2003
                                          (AS ORIGINALLY                   3/31/2004    (AS ORIGINALLY                   3/31/2003
                                             REPORTED)    ADJUSTMENTS      (RESTATED)      REPORTED)    ADJUSTMENTS      (RESTATED)
                                          --------------  ------------    ------------  --------------  ------------    ------------

REVENUE:
   Finance charges                         $     29,754   $      5,522    $     35,276   $     24,256   $      5,254    $     29,510
   Lease revenue                                    647             --             647          2,336             --           2,336
   License fees                                   1,266             --           1,266            832             --             832
   Other income                                   6,128         (2,637)          3,491          9,505         (4,936)          4,569
                                           ------------   ------------    ------------   ------------   ------------    ------------
     Total revenue                               37,795          2,885          40,680         36,929            318          37,247

COSTS AND EXPENSES:
   Salaries and wages                             8,796              9           8,805          8,517           (304)          8,213
   General and administrative                     5,507            (33)          5,474          5,484            162           5,646
   Sales and marketing                            2,543            246           2,789          2,177             56           2,233
   Provision for credit losses                   15,068        (13,802)          1,266          4,188         (1,239)          2,949
   Interest                                       2,600            226           2,826          1,596             32           1,628
   Stock-based compensation                         567             --             567            375             --             375
   Other expense                                    457            (38)            419          1,647           (272)          1,375
                                           ------------   ------------    ------------   ------------   ------------    ------------
     Total costs and expenses                    35,538        (13,392)         22,146         23,984         (1,565)         22,419
Operating income                                  2,257         16,277          18,534         12,945          1,883          14,828
   Foreign exchange gain                            151             --             151             15             --              15
                                           ------------   ------------    ------------   ------------   ------------    ------------
Income before provision for income taxes          2,408         16,277          18,685         12,960          1,883          14,843
   Provision for income taxes                       878          5,855           6,733          4,367          2,254           6,621
                                           ------------   ------------    ------------   ------------   ------------    ------------
Net income                                 $      1,530   $     10,422    $     11,952   $      8,593   $       (371)   $      8,222
                                           ============   ============    ============   ============   ============    ============

Net income (loss) per common share:
Basic                                      $       0.04   $       0.25    $       0.29   $       0.20   $      (0.01)   $       0.19
                                           ============   ============    ============   ============   ============    ============
Diluted                                    $       0.04   $       0.25    $       0.29   $       0.20   $      (0.01)   $       0.19
                                           ============   ============    ============   ============   ============    ============

Weighted average shares outstanding:
Basic                                        39,791,700     39,791,700      39,791,700     42,328,841     42,328,841      42,328,841
Diluted                                      42,159,338     42,159,338      42,159,338     42,407,981     42,407,981      42,407,981

                                           6/30/2004                                     6/30/2003
                                        (AS ORIGINALLY                   6/30/2004    (AS ORIGINALLY                   6/30/2003
                                           REPORTED)    ADJUSTMENTS      (RESTATED)      REPORTED)    ADJUSTMENTS      (RESTATED)
                                        --------------  ------------    ------------  --------------  ------------    ------------

REVENUE:
   Finance charges                       $     33,731   $      4,827    $     38,558   $     26,431   $      5,316    $     31,747
   Lease revenue                                  405             --             405          1,784             --           1,784
   License fees                                 1,362             --           1,362            938             --             938
   Other income                                 5,791         (2,469)          3,322          6,893         (4,250)          2,643
                                         ------------   ------------    ------------   ------------   ------------    ------------
     Total revenue                             41,289          2,358          43,647         36,046          1,066          37,112
COSTS AND EXPENSES:
   Salaries and wages                           8,963           (488)          8,475          8,687           (227)          8,460
   General and administrative                   5,214           (227)          4,987          5,272             12           5,284
   Sales and marketing                          2,474            301           2,775          2,483             76           2,559
   Provision for credit losses                  2,187           (193)          1,994          2,863            864           3,727
   Interest                                     2,373            112           2,485          1,401             32           1,433
   Stock-based compensation                       864             --             864          1,428             --           1,428
   United Kingdom asset impairment expense         --             --              --         10,493             --          10,493
   Other expense                                  324             --             324          1,376             --           1,376
                                         ------------   ------------    ------------   ------------   ------------    ------------
     Total costs and expenses                  22,399           (495)         21,904         34,003            757          34,760
Operating income                               18,890          2,853          21,743          2,043            309           2,352
   Foreign exchange gain loss                     906             --             906             14             --              14
                                         ------------   ------------    ------------   ------------   ------------    ------------
Income before provision for income
      taxes                                    19,796          2,853          22,649          2,057            309           2,366
   Provision for income taxes                   7,190         (1,714)          5,476          1,049          1,796           2,845
                                         ------------   ------------    ------------   ------------   ------------    ------------
Net income (loss)                        $     12,606   $      4,567    $     17,173   $      1,008   $     (1,487)   $       (479)
                                         ============   ============    ============   ============   ============    ============

Net income (loss) per common share:
Basic                                    $       0.32   $       0.12    $       0.44   $       0.02   $      (0.03)   $      (0.01)
                                         ============   ============    ============   ============   ============    ============
Diluted                                  $       0.30   $       0.11    $       0.41   $       0.02   $      (0.03)   $      (0.01)
                                         ============   ============    ============   ============   ============    ============

Weighted average shares outstanding:
Basic                                      39,240,321     39,240,321      39,240,321     42,321,170     42,321,170      42,321,170
Diluted                                    41,413,308     41,413,308      41,413,308     42,868,265     42,868,265      42,868,265

                                           9/30/2004                                     9/30/2003
                                        (AS ORIGINALLY                                (AS ORIGINALLY                   9/30/2003
                                           REPORTED)    ADJUSTMENTS      (RESTATED)      REPORTED)    ADJUSTMENTS      (RESTATED)
                                        --------------  ------------    ------------  --------------  ------------    ------------

REVENUE:
   Finance charges                       $     34,830   $      4,888    $     39,718   $     25,770   $      6,733    $     32,503
   Lease revenue                                  271             --             271          1,251             --           1,251
   License fees                                 1,519             --           1,519            975             --             975
   Other income                                 6,579         (2,613)          3,966          8,003         (4,406)          3,597
                                         ------------   ------------    ------------   ------------   ------------    ------------
     Total revenue                             43,199          2,275          45,474         35,999          2,327          38,326
COSTS AND EXPENSES:
   Salaries and wages                           9,807           (564)          9,243          7,879           (305)          7,574
   General and administrative                   5,181             87           5,268          4,679            100           4,779
   Sales and marketing                          3,026             16           3,042          2,023             --           2,023
   Provision for credit losses                  2,098           (632)          1,466          2,303           (115)          2,188
   Interest                                     2,846            100           2,946          2,267             33           2,300
   Stock-based compensation                       747             --             747          1,027             --           1,027
   Other expense                                  270             --             270          1,182             --           1,182
                                         ------------   ------------    ------------   ------------   ------------    ------------
     Total costs and expenses                  23,975           (993)         22,982         21,360           (287)         21,073
Operating income                               19,224          3,268          22,492         14,639          2,614          17,253
   Foreign exchange gain (loss)                   674             --             674         (1,066)            --          (1,066)
                                         ------------   ------------    ------------   ------------   ------------    ------------
Income before provision for income taxes       19,898          3,268          23,166         13,573          2,614          16,187
   Provision for income taxes                   7,156          1,742           8,898          4,755          4,490           9,245
                                         ------------   ------------    ------------   ------------   ------------    ------------
Net income (loss)                        $     12,742   $      1,526    $     14,268   $      8,818   $     (1,876)   $      6,942
                                         ============   ============    ============   ============   ============    ============

Net income (loss) per common share:
Basic                                    $       0.33   $       0.04    $       0.37   $       0.21   $      (0.05)   $       0.16
                                         ============   ============    ============   ============   ============    ============
Diluted                                  $       0.31   $       0.04    $       0.35   $       0.20   $      (0.04)   $       0.16
                                         ============   ============    ============   ============   ============    ============

Weighted average shares outstanding:
Basic                                      38,679,011     38,679,011      38,679,011     42,315,027     42,315,027      42,315,027
Diluted                                    40,943,604     40,943,604      40,943,604     43,959,924     43,959,924      43,959,924

(14) QUARTERLY FINANCIAL DATA (UNAUDITED) - (CONCLUDED)


CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                    MARCH 31,                                          MARCH 31,
                                     2004                             MARCH 31,           2003                          MARCH 31,
                                (AS ORIGINALLY                          2004        (AS ORIGINALLY                        2003
                                   REPORTED)        ADJUSTMENTS      (RESTATED)        REPORTED)       ADJUSTMENTS     (RESTATED)
                                  -----------      -----------      -----------      -----------      -----------      -----------

Loans receivable                  $   956,867      $  (304,159)     $   652,708      $   811,961      $  (208,814)     $   603,147
Allowance for credit losses           (34,521)        (108,491)        (143,012)         (22,929)        (118,840)        (141,769)
                                  -----------      -----------      -----------      -----------      -----------      -----------
Loans receivable, net                 922,346         (412,650)         509,696          789,032         (327,654)         461,378
Income taxes receivable                   251             (251)              --               --            3,238            3,238
All other assets                       60,240           (9,041)          51,199           61,342          (12,210)          49,132
                                  -----------      -----------      -----------      -----------      -----------      -----------
Total assets                          982,837         (421,942)         560,895          850,374         (336,626)         513,748

Dealer reserve payable, net           466,779         (437,173)          29,606          371,509         (332,963)          38,546
Income taxes payable                       --            7,326            7,326           10,826          (10,826)              --
Deferred income taxes, net             14,972            2,186           17,158            8,762            8,690           17,452
Other liabilites                      191,742            9,497          201,239          127,691            6,160          133,851
                                  -----------      -----------      -----------      -----------      -----------      -----------
Total liabilities                     673,493         (418,164)         255,329          518,788         (328,939)         189,849
Shareholders' equity                  309,344           (3,778)         305,566          331,586           (7,687)         323,899
                                  -----------      -----------      -----------      -----------      -----------      -----------

 Total liabilities and
  shareholders' equity            $   982,837      $  (421,942)     $   560,895      $   850,374      $  (336,626)     $   513,748
                                  ===========      ===========      ===========      ===========      ===========      ===========


                                    JUNE 30,                                            JUNE 30,                        JUNE 30,
                                     2004                             JUNE 30,            2003
                                (AS ORIGINALLY                          2004         (AS ORIGINALLY                       2003
                                   REPORTED)        ADJUSTMENTS      (RESTATED)         REPORTED)        ADJUSTMENTS   (RESTATED)
                                  -----------      -----------      -----------      -----------      -----------      -----------

Loans receivable                  $   976,315      $  (317,918)     $   658,397      $   851,201      $  (230,840)     $   620,361
Allowance for credit losses           (36,567)        (106,830)        (143,397)         (24,461)        (118,528)        (142,989)
                                  -----------      -----------      -----------      -----------      -----------      -----------
Loans receivable, net                 939,748         (424,748)         515,000          826,740         (349,368)         477,372
Income taxes receivable                 7,458           (5,633)           1,825               --            3,188            3,188
All other assets                       70,148           (9,111)          61,037           71,440          (12,701)          58,739
                                  -----------      -----------      -----------      -----------      -----------      -----------
Total assets                        1,017,354         (439,492)         577,862          898,180         (358,881)         539,299

Dealer reserve payable, net           475,415         (451,183)          24,232          397,682         (352,492)          45,190
Income taxes payable                       --               --               --           11,700          (11,700)              --
Deferred income taxes, net             13,820              620           14,440            4,010           12,827           16,837
Other liabilites                      207,763            8,577          216,340          148,690            4,285          152,975
                                  -----------      -----------      -----------      -----------      -----------      -----------
Total liabilities                     696,998         (441,986)         255,012          562,082         (347,080)         215,002
Shareholders' equity                  320,356            2,494          322,850          336,098          (11,801)         324,297
                                  -----------      -----------      -----------      -----------      -----------      -----------
Total liabilities and
 shareholders' equity             $ 1,017,354      $  (439,492)     $   577,862      $   898,180      $  (358,881)     $   539,299
                                  ===========      ===========      ===========      ===========      ===========      ===========

                                 SEPTEMBER 30,                                       SEPTEMBER 30,
                                     2004                          SEPTEMBER 30,         2003                         SEPTEMBER 30,
                                (AS ORIGINALLY                         2004         (AS ORIGINALLY                       2003
                                   REPORTED)       ADJUSTMENTS      (RESTATED)         REPORTED)       ADJUSTMENTS     (RESTATED)
                                --------------     -----------     -------------    --------------     -----------     -----------

Loans receivable                  $ 1,017,050      $  (347,121)     $   669,929      $   869,927      $  (246,532)     $   623,395
Allowance for credit losses           (37,559)        (105,135)        (142,694)         (14,883)        (129,059)        (143,942)
                                  -----------      -----------      -----------      -----------      -----------      -----------
Loans receivable, net                 979,491         (452,256)         527,235          855,044         (375,591)         479,453
Income taxes receivable                 1,188           (1,188)              --               --               55               55
All other assets                       63,476           (9,177)          54,299           70,335          (10,764)          59,571
                                  -----------      -----------      -----------      -----------      -----------      -----------
Total assets                        1,044,155         (462,621)         581,534          925,379         (386,300)         539,079

Dealer reserve payable, net           501,161         (481,242)          19,919          420,759         (381,023)          39,736
Income taxes payable                       --            1,477            1,477            2,538           (2,538)              --
Deferred income taxes, net              9,765            4,122           13,887           17,048            4,057           21,105
Other liabilites                      250,236            7,917          258,153          140,734            7,002          147,736
                                  -----------      -----------      -----------      -----------      -----------      -----------
Total liabilities                     761,162         (467,726)         293,436          581,079         (372,502)         208,577
Shareholders' equity                  282,993            5,105          288,098          344,300          (13,798)         330,502
                                  -----------      -----------      -----------      -----------      -----------      -----------
Total liabilities and
 shareholders' equity             $ 1,044,155      $  (462,621)     $   581,534      $   925,379      $  (386,300)     $   539,079
                                  ===========      ===========      ===========      ===========      ===========      ===========

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

(15) SUBSEQUENT EVENT

     The Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary on December 30, 2005. The selling price was approximately $4.3 million resulting in a pre-tax gain of approximately $3.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As disclosed in the Company's report on Form 8-K dated June 24, 2005, as filed with the SEC on June 30, 2005, and amended on Form 8-K/A filed with the SEC on July 14, 2005, the management of the Company dismissed Deloitte and Touche LLP ("Deloitte") as its independent registered public accounting firm as of June 24, 2005. The Company's decision to change auditing firms was made at the direction of and was approved by the Audit Committee of the Board of Directors.

     During the two most recent fiscal years and the subsequent interim period through the date of Deloitte's dismissal, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company's financial statements for such years, except as described in the following two paragraphs:

     On April 8, 2005, Deloitte informed the Company that it believed the Company should not account for loans as an originator of loans to consumers ("Consumer Loans") but should instead account for its loans as a lender to its dealer-partners ("Dealer Loans"). The Company has historically accounted for Consumer Loans as a loan originator, and believed such accounting was in accordance with GAAP. The Company did not believe that there was only a single proper interpretation of GAAP for the Company's core business model given its unique characteristics, and accordingly, believed that both the Company's current methodology and Deloitte's proposed methodology were acceptable under GAAP. Deloitte notified the Company that their proposed methodology, whereby the Company originates Dealer Loans, is the only methodology consistent with GAAP.

     On April 26, 2005, the Company submitted a letter to the staff of the Office of the Chief Accountant of the Securities and Exchange Commission (the "SEC") requesting guidance from the SEC related to the proper accounting methodology for the Company's loan portfolio. On June 24, 2005, the Company received a response from the SEC to its request. The SEC informed the Company that it saw no reason to take positions different from those of Deloitte as the Company's auditors with respect to the proper method for recording automobile loans. In view of Deloitte's and the SEC's positions, the Company has agreed to change its method for recording such loans and, as a result, was required to restate its previously reported financial results. The Audit Committee discussed the subject matter of the disagreement with Deloitte, and the Company has authorized Deloitte to respond fully to the inquiries of the Company's successor auditors concerning this disagreement.

     During the two most recent fiscal years and the subsequent interim period through the date of Deloitte's dismissal, there have been no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K, except as noted in the following paragraph:

     During the course of the Company's 2004 year-end closing process, the Company identified errors in its accounting for income taxes in prior periods related primarily to its foreign subsidiaries. As a result of these errors, the Company concluded that a deficiency in internal controls related to income taxes existed at December 31, 2004, and that such deficiency constituted a material weakness, as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2. As a result of the material weakness related to income taxes, management was unable to conclude that the Company's internal controls over financial reporting were effective as of December 31, 2004. As a result of these errors, Deloitte advised the Company and the Audit Committee that it believed that the Company's financial statements for the year ended December 31, 2003 should be restated. Deloitte also communicated to the Audit Committee of the Board of Directors that it believed these errors were a result of a material weakness in internal control over accounting for income taxes. The Company concurred with Deloitte's conclusions.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004 because of the material weakness in its internal control over financial reporting related to accounting for income taxes described below.

     Management's Report on Internal Control over Financial Reporting.

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

          - pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

          - provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

          - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

     The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

     Management's assessment identified a material weakness in the Company's internal control over financial reporting related to accounting for income taxes. Specifically, the Company's controls over the calculation and review of income taxes did not operate effectively. This deficiency resulted in errors in the accounting for the provision for income taxes, deferred income taxes, and current income taxes payable primarily related to the Company's foreign operations. Although the Company detected the errors affecting the income tax accounts, remediated the deficiencies related to controls over the calculation and review of income taxes, and adjusted the consolidated financial statements as of December 31, 2004 to correct the identified errors, our management believes that, as of December 31, 2004, we did not maintain effective internal control over financial reporting based on the COSO criteria.

ITEM 9A. CONTROLS AND PROCEDURES - (CONCLUDED)

     Attestation Report of the Registered Public Accounting Firm.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Grant Thornton LLP, the Company's independent registered public accounting firm, as stated in their report on page 78.

     Changes in Internal Controls. In preparation for the Company's management to provide its first report on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, the Company made changes in internal controls over financial reporting during the quarter ended December 31, 2004. The Company also implemented changes in internal controls to remediate the material weakness described above for the quarter ended March 31, 2005 by strengthening the resources used in preparation of accounting for income taxes and implementing additional monitoring and oversight controls including engaging external tax advisors to assist in the review of our income tax calculations to ensure compliance with generally accepted accounting principles.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Credit Acceptance Corporation

We were engaged to audit management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that Credit Acceptance Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective internal controls related to accounting for income taxes based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Credit Acceptance Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

We were engaged in August 2005 to audit Management's Assessment of Internal Control Over Financial Reporting as of December 31, 2004. As a result of being appointed subsequent to the date of management's assessment and report, it was necessary to perform our testing procedures in the period subsequent to December 31, 2004. Due to the timing of our testing we were unable to perform certain procedures necessary to evaluate management's assessment process and verify the design and operating effectiveness of certain controls.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A material weakness has been identified and included in management's assessment related to accounting for income taxes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 financial statements and this report does not affect our report dated January 27, 2006 on those financial statements.

Since we were unable to perform certain procedures necessary to evaluate management's assessment process and verify the design and operating effectiveness of certain controls, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management's assessment or on the effectiveness of the Company's internal control over financial reporting.

We do not express an opinion or any other form of assurance on management's statements regarding remediations made in respect to the material weakness in accounting for income taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Credit Acceptance Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated January 27, 2006 expressed an unqualified opinion on those financial statements.


/s/ GRANT THORNTON LLP

Southfield, Michigan
January 27, 2006

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth information with respect to the director nominees and our executive officers as of the date of this report:

Donald A. Foss; age 61; Chairman of the Board. Mr. Foss is the founder and principal shareholder of the Company, in addition to owning and operating companies engaged in the sale of used vehicles. He was formally named Chairman of the Board and Chief Executive Officer of the Company in March 1992 and vacated the Chief Executive Officer position effective January 1, 2002.

Glenda J. Chamberlain; age 52; Executive Vice President and Chief Financial Officer, Whole Foods Market, Inc. Ms. Chamberlain is the Executive Vice President and Chief Financial Officer of Whole Foods Market, Inc., the largest natural and organic foods supermarket retailer in the United States. Ms. Chamberlain joined Whole Foods Market in 1988 as Chief Financial Officer, prior to which she held positions in public accounting, retail and business consulting. Ms. Chamberlain became a director of the Company in March 2004.

Harry E. Craig; age 78; Independent Personnel Consultant. Mr. Craig has been a self-employed consultant providing management training services since 1986. Mr. Craig served in various managerial and other capacities with Ford Motor Company for 30 years, most recently as Director, Personnel and Organization Office of Ford Aerospace & Communications Corporation. Mr. Craig became a director of the Company in June 1992.

Daniel P. Leff; age 46; Managing Member, The Placid Group, LLC. Mr. Leff is currently the Managing Member of The Placid Group, LLC which was established in January 2004 to provide advisory services to public and private companies. Prior to that, Mr. Leff was Chief Operating Officer of Invensys Energy Management. Prior to joining Invensys in May 2002, Mr. Leff was Chairman and Chief Executive Officer of Enron Energy Services, a role he was appointed to by creditor appointed management following the Chapter 11 bankruptcy filed by Enron in December 2001. From 1997 to 2001, Mr. Leff served in other management capacities at Enron Energy Services. Prior to 1997, Mr. Leff was President and Chief Executive Officer of FMES, Incorporated, a company he founded in 1993 and sold to Enron Energy Services in 1997. Mr. Leff became a director of the Company in June 2001.

Brett A. Roberts; age 39; Chief Executive Officer. Mr. Roberts joined the Company in 1991 as Corporate Controller and was named Assistant Treasurer in March 1992 and Vice President-Finance in April 1993. He was named Chief Financial Officer and Treasurer in August 1995. He was named Executive Vice President and Chief Financial Officer in January 1997, Co-President in January 2000, Executive Vice President of Finance and Operations in October 2000, Chief Operating Officer in January 2001, and to his present position in January 2002. Mr. Roberts became a director of the Company in March 2002.

Thomas N. Tryforos; age 46; Private Investor. Mr. Tryforos is presently a private investor. Between May 1991 and September 2004, Mr. Tryforos was a General Partner at Prescott Investors, Inc., a private investment firm based in Connecticut. Mr. Tryforos became a director of the Company in July 1999.

OTHER EXECUTIVE OFFICERS

Keith P. McCluskey; age 46; President. Mr. McCluskey joined the Company in May 1999 as President of the Company's auto leasing subsidiary. He was named Chief Marketing Officer in February 2001 while remaining President of the Company's auto leasing subsidiary and to his present position in January 2002. Since June 1983, Mr. McCluskey has owned and operated companies engaged in the sale and lease of new and used vehicles.

Michael W. Knoblauch; age 42; Chief Operating Officer. Mr. Knoblauch joined the Company in 1992. He served as the Company's collection manager from May 1994 to August 1995. He was named Vice President - Collections in August 1995, Chief Operating Officer in July 1999, Co-President in January 2000, President in October 2000, and to his present position in January 2002.

Steven M. Jones; age 42; Chief Analytics Officer. Mr. Jones joined the Company in October 1997 as Manager of the Debt Recovery Department for Credit Acceptance Corporation UK Limited, in which position he served until November 1999 when he was named Deputy Managing Director, Credit Acceptance Corporation UK Limited. In December 2001, he was named Managing Director Credit Acceptance Corporation UK Limited in which he was responsible for the operations of the Company's United Kingdom business segment. Mr. Jones was named Chief Administrative Officer in November 2003 and to his present position in December 2004.

David S. Simmet; age 41; Chief Information Officer. Mr. Simmet joined the Company in August 1992 as Manager of Information Systems. He was named Director of Information Systems in April 1995. He was named Vice President - Information Systems in October 1997 and to his present position in February 2001.

Kenneth S. Booth; age 38; Chief Financial Officer. Mr. Booth joined the Company in January 2004 as Director of Internal Audit. He was named Chief Accounting Officer in May 2004 and to his present position in December 2004. From August 1991 until joining the Company, Mr. Booth worked in public accounting, most recently as a senior manager at PricewaterhouseCoopers LLP.

Steven M. Dion; Age 37; Chief Human Resources Officer. Mr. Dion joined the Company in November 2001 as Vice President, Human Resources and was promoted to his present position in December 2004. Prior to joining the Company, Mr. Dion worked for Plastipak Packaging as the Director of Human Resources.

Charles A. Pearce; age 41; Chief Legal Officer. Mr. Pearce joined the Company in January 1996 as General Counsel. He was named Vice President -- General Counsel in January 1997; Vice President--General Counsel and Corporate Secretary in June 1999 and to his present position in December 2004.

Douglas W. Busk: age 45; Treasurer. Mr. Busk joined the Company in November 1996 and was named Vice President and Treasurer in January 1997. He was named Chief Financial Officer in January 2000. Mr. Busk served as Chief Financial Officer and Treasurer until August 2001, when he was named President of the Company's Capital Services unit. He resumed his duties as Chief Financial Officer and Treasurer in December 2001 and was named to his present position in May 2004.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received since January 1, 2004, and written representations from certain reporting persons, the Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with except that one officer, Dave Simmet, Chief Information Officer, was one day late in filing a Form 4 for one transaction.

AUDIT COMMITTEE

     The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The Audit Committee currently consists of Harry E. Craig, Glenda J. Chamberlain, Daniel P. Leff, and Thomas N. Tryforos. The Board has determined that each of the members of the Audit Committee is "independent," as independence is defined in the Nasdaq rules for audit committee members. The Board has also determined that Mr. Tryforos and Ms. Chamberlain are "audit committee financial experts" as defined by applicable Securities and Exchange Commission rules and that each of the Audit Committee members satisfies all other qualifications for Audit Committee members set forth in the Nasdaq rules.

CODE OF ETHICS

The Company has adopted codes of ethics that apply to the Company's directors, executive officers and other employees. The codes of ethics are available on the Company's website at www.creditacceptance.com. Shareholders may also obtain a written copy of the codes of ethics, without charge, by sending a written request to the Investor Relations Department, Credit Acceptance Corporation, P.O. Box 513, Southfield, Michigan 48037. We will disclose any amendments to, or waivers from, the provisions of the codes of ethics applicable to our directors or executive officers on our website.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information for the years indicated concerning the compensation awarded to, earned by, or paid to the Chief Executive Officer, and the other four most highly compensated executive officers of the Company (based on combined salary and bonus for 2004) (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                     LONG-TERM
                                   -----------------------------------------------     COMPENSATION
                                                                      OTHER ANNUAL        AWARDS          ALL OTHER
            NAME AND                                                  COMPENSATION   RESTRICTED STOCK   COMPENSATION
       PRINCIPAL POSITION          YEAR   SALARY ($)   BONUS ($)(A)      ($)(B)        AWARDS ($)(B)       ($)(C)
       ------------------          ----   ----------   ------------   ------------   ----------------   ------------
Donald A. Foss .................   2004    $475,000      $     --      $       --        $     --          $ 1,250
   Chairman of the Board           2003     475,000            --              --              --              625
                                   2002     475,000            --              --              --              625

Brett A. Roberts ...............   2004    $400,000      $566,850      $1,017,954        $     --          $ 1,250
   Chief Executive Officer         2003     386,000       240,000              --              --              625
                                   2002     308,000            --              --         452,469              625

Keith P. McCluskey .............   2004    $300,000      $453,480      $  650,260        $     --          $ 1,250
   President                       2003     254,000       152,000              --              --               --
                                   2002     253,000            --              --              --               --

Michael W. Knoblauch ...........   2004    $258,000      $283,425      $       --        $     --          $ 1,250
   Chief Operating Officer         2003     259,000       155,000              --              --              625
                                   2002     258,000            --              --         100,000              625

Steven M. Jones ................   2004    $225,000      $226,740      $  127,532        $     --          $22,702
   Chief Analytics Officer         2003     243,000       135,000              --         120,000           80,461
                                   2002     183,000        16,000              --              --           18,343

Annual bonus amounts are earned and accrued during the fiscal years indicated and paid in subsequent years.

(a) The amounts disclosed in this column for Mr. Roberts, Mr. McCluskey and Mr. Jones were determined in accordance with the formula determined by the Compensation Committee in accordance with the Company's Incentive Compensation Plan, which was approved by shareholders on May 13, 2004 and previously filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. The formula, including the restricted stock multiplier, was previously disclosed in the Company's Form 8-K on April 4, 2005 with Exhibit (q)(3). The amount disclosed for each individual was calculated using the average of the high and low market prices of the Company's common stock on March 30, 2005, which was $19.825 per share. The amount for Mr. Roberts reflects 51,347 shares. The amount for Mr. McCluskey reflects 32,800 shares. The amount for Mr. Jones reflects 6,448 shares. If any dividends or distributions are paid to Mr. Roberts, Mr. McCluskey or Mr. Jones, during the Restricted Period, the dividend or other distribution shall be subject to the same restrictions on transferability as the shares of Common Stock with respect to which they were paid. The restricted stock awards were granted pursuant to a restricted stock grant agreement, the form of which was filed by the Company as Exhibit 10(q)(2) to the Current Report on Form 8-K dated February 24, 2005. The restricted stock awarded vests in full or in part based on the Company's satisfaction of certain performace-related critieria, which are described more fully in the form of restricted stock grant agreement.

(b) The amounts disclosed in this column for Mr. Foss, Mr. Roberts, Mr. Knoblauch and Mr. McCluskey consist of the Company's matching contribution for the 401(k) Profit Sharing Plan. The 2004 amount disclosed in this column for Mr. Jones consists of reimbursed relocation expenses. The 2003 amount in this column for Mr. Jones consists of the Company's retirement contribution of $34,286, reimbursed relocation expenses of $34,461, and reimbursed housing expenses of $11,714. The 2002 amount disclosed in this column for Mr. Jones consist of the Company's retirement contributions.

COMPENSATION OF DIRECTORS

     For 2004, all outside Board members received $1,500 for each Board meeting attended plus $500 for each committee meeting attended and were reimbursed for travel related expenses. Non-employee directors are also eligible to participate in the Company's Director Stock Option Plan, which permits the board to grant stock options to these directors at their discretion. In March 2004, upon her appointment as director, Ms. Chamberlain was granted stock options for 100,000 shares of Common Stock with an exercise price of $17.25 per option, the fair market value of the Company's Common Stock on the date of grant. Ms. Chamberlain's stock options expire in 2014, and vest in four portions based on the Company's achievement of four tiered economic profit targets or immediately upon a change in control of the Company. There were no other grants under the Director Stock Option Plan during 2004. Non-employee directors were also eligible to participate in the Company's Incentive Compensation Plan approved by the shareholders at the 2004 Annual Meeting of Shareholders. This Incentive Compensation Plan replaced the Company's Director Stock Option Plan. There were no equity awards made to the non-employee directors under the Incentive Compensation Plan in 2004.

OPTIONS

The following table provides information with respect to the options exercised during 2004 and the unexercised options held as of December 31, 2004 by the Named Executive Officers. There were no option grants in 2004.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                  NUMBERS OF
                                                            SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS/SARS     IN-THE-MONEY OPTIONS/SARS
                            SHARES                            AT FISCAL YEAR-END        AT FISCAL YEAR-END($) (A)
                         ACQUIRED ON                     ---------------------------   ---------------------------
        NAME           ON EXERCISE (#)    REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
        ----           ---------------   -------------   -----------   -------------   -----------   -------------
Donald A. Foss                  --         $       --           --             --       $       --   $        --
Brett A. Roberts           144,999          1,534,536      480,988        321,482        8,632,814     5,474,792
Steven M. Jones             12,000            200,564       48,000         90,000          723,840     1,402,290
Michael W. Knoblauch        30,000             43,257      340,000        110,000        6,445,400     2,020,200
Keith P. McCluskey              --                 --      400,000        600,000        7,726,000    11,589,000

(a) Value is equal to the difference between the option exercise price and the average of the high and low price of $25.41 per share on the Nasdaq on December 31, 2004, multiplied by the number of options held.

EMPLOYMENT AGREEMENT

     Effective April 19, 2001, the Company entered into an employment agreement with Mr. McCluskey as Chief Marketing Officer, which replaced the prior agreement dated May 29, 1999. Under the terms of this agreement, Mr. McCluskey is to be paid an annual base salary of $250,000 and is entitled to participate in the bonus program and the other fringe benefit programs for salaried employees. In addition, Mr. McCluskey was granted 1,000,000 options with an exercise price of $6.09 under the Company's 1992 Stock Option Plan, with vesting of such options subject to the Company achieving certain performance criteria, and was provided a $478,000 loan. Refer to "Certain Relationships and Transactions - Indebtedness" for further information on the terms of this agreement. The term of this employment agreement will continue indefinitely, with a right of termination by either the Company or Mr. McCluskey under any circumstances upon 30 days written notice. Upon such termination the Company is obligated to pay Mr. McCluskey all salary and other compensation accrued through and including the date of such termination, and any options which have not yet vested and become exercisable shall be cancelled. In the event of a "change of control" of the Company (as defined in the 1992 Stock Option Plan), each option shall be cancelled in exchange for payment in cash of an amount equal to the excess of the change of control price (as defined in Mr. McCluskey's option agreement) over the exercise price thereof, unless such option is honored or assumed, or new rights substituted therefore immediately following the change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

     The following table sets forth information as of November 30, 2005 concerning beneficial ownership by all directors and nominees, by each of the executive officers named in the Summary Compensation Table, by all directors and executive officers as a group, and by all other beneficial owners of more than 5% of the outstanding shares of Common Stock. The number of shares beneficially owned is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire on November 30, 2005 or within 60 days thereafter through the exercise of any stock option or other right. Unless otherwise indicated, each holder has sole investment and voting power with respect to the shares set forth in the following table.

                                                                     NUMBER
                                                                    OF SHARES      PERCENT OF
                                                                  BENEFICIALLY    OUTSTANDING
                                                                      OWNED          SHARES
                                                                  ------------    -----------
Donald A. Foss ................................................   24,036,898 (a)     64.9%
Brett A. Roberts ..............................................      921,817 (b)      2.4%
Steven M. Jones ...............................................      134,448 (c)        *
Michael W. Knoblauch ..........................................      452,600 (d)      1.2%
Keith P. McCluskey ............................................    1,157,800 (e)      3.0%
Harry E. Craig ................................................       10,000 (f)        *
Glenda J. Chamberlain .........................................       74,000 (g)        *
Daniel P. Leff ................................................      100,000 (h)        *
Thomas N. Tryforos ............................................      434,842          1.2%
All Directors and Executive Officers as a Group (14 persons) ..   27,530,844 (i)     68.9%
Thomas W. Smith ...............................................    4,759,478 (j)     12.9%
Scott J. Vassalluzo ...........................................    4,136,555 (j)     11.2%

*    Less than 1%.

(a) Shares are held by Donald A. Foss and Donald A. Foss Revocable Living Trust dated January 26, 1984 as to which Mr. Foss is the trustee. Karol A. Foss as trustee of the Karol A. Foss Revocable Trust Under Agreement dated January 16, 1981, as amended and restated on January 26, 1984, June 28, 1990, December 10, 1997 and April 1, 2005, and Allan Apple as trustee of the Karol A. Foss 2005 Grantor Retained Annuity Trust under Agreement dated November 11, 2005, are the record owners of 11,968,587 of these shares of which Mr. Foss has sole voting power and dispositive power of such shares pursuant to an agreement dated December 6, 2001. In addition, Mr. Foss has shared voting and dispositive power with respect to 83,166 shares which are owned by a limited liability company in which he has a 20% interest. Mr. Foss' business address is 25505 West Twelve Mile Road, Suite 3000, Southfield, Michigan 48034-8339.

(b) Includes 802,470 shares which Mr. Roberts has the right to acquire upon exercise of employee stock options and 51,347 restricted shares as to which Mr. Roberts has voting power but which are subject to forfeiture and restrictions on transfer until the related vesting conditions have been satisfied.

(c) Includes 128,000 shares which Mr. Jones has the right to acquire upon exercise of employee stock options and 6,448 restricted shares as to which Mr. Jones has voting power but which are subject to forfeiture and restrictions on transfer until the related vesting conditions have been satisfied.

(d) Includes 450,000 shares which Mr. Knoblauch has the right to acquire upon exercise of employee stock options.

(e) Includes 1,000,000 shares which Mr. McCluskey has the right to acquire upon exercise of employee stock options and 32,800 restricted shares as to which Mr. McCluskey has voting power but which are subject to forfeiture and restrictions on transfer until the related vesting conditions have been satisfied. In addition, Mr. McCluskey has shared voting and dispositive power with respect to 83,166 shares which are owned by a limited liability company in which he has an 80% interest.

(f) Shares are held by the Craig Living Trust as to which Mr. Craig is the trustee.

(g) Includes 70,000 shares which Mrs. Chamberlain has the right to acquire upon exercise of director stock options.

(h) Includes 100,000 shares which Mr. Leff has the right to acquire upon exercise of director stock options.

(i) Includes a total of 2,836,470 shares which such persons have the right to acquire upon exercise of employee and director stock options and 93,025 restricted shares as to which such persons have voting power but which are subject to forfeiture and restrictions on transfer until the related vesting conditions have been satisfied.

(j) The number of shares is based on information obtained from Prescott Associates as of November 30, 2005. Mr. Smith has shared voting and dispositive power over 3,941,658 shares, sole voting power over 517,970 shares, and sole dispositive power over 817,820 shares. Mr. Vassalluzzo has shared voting and dispositive power over 3,941,658 shares, sole voting power over 44,000 shares, and sole dispositive power over 194,897 shares. Mr. Smith's, and Mr. Vassalluzzo's business address is 323 Railroad Avenue, Greenwich, Connecticut 06830.

The information contained in the "Equity Compensation Plans" subheading under
Item 5 of this Report is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In the normal course of business, the Company has maintained and continues to maintain business relationships and engaged in certain transactions with companies owned by Donald Foss, the Company's majority shareholder and Chairman, and a member of Mr. Foss' immediate family (collectively, the "Foss Companies"), and with certain automotive dealerships owned by Keith McCluskey, the Company's President (the "McCluskey Dealerships").

CONTRACT ASSIGNMENTS AND FEES

     In the normal course of its business, the Company has Dealer Loans with the Foss Companies, which totaled approximately $13.1 million at December 31, 2004. The total amount of cash advanced for the year ended December 31, 2004 was $11.3 million. The Company's Dealer Loans from the Foss Companies and nonaffiliated dealer-partners are on the same terms.

     In the normal course of its business, the Company has Dealer Loans with the McCluskey Dealerships, which totaled approximately $3.6 million at December 31, 2004. The total amount of cash advanced for the year ended December 31, 2004 was $3.0 million. The Company's Dealer Loans from the McCluskey Dealerships and nonaffiliated dealer-partners are on the same terms.

     Total CAPS (the Company's Internet based Credit Approval Processing System) and dealer enrollment fees earned from the Foss Companies and the McCluskey Dealerships during 2004 were $54,000 and $12,000, respectively.

INDEBTEDNESS

     Pursuant to an employment agreement with Mr. McCluskey dated April 19, 2001, the Company loaned the McCluskey Dealerships $850,000. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22%, is unsecured, and is personally guaranteed by Mr. McCluskey. As of September 30, 2005, the balance of the note including accrued but unpaid interest was approximately $1,132,000, which was the highest amount outstanding since the beginning of 2004. In addition, in 2001 pursuant to the employment agreement, the Company loaned Mr. McCluskey approximately $478,000. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22%, beginning January 1, 2002, and is unsecured. As of September 30, 2005 the balance of the note including accrued interest was approximately $573,000.

OTHER

     The Company paid for air transportation services provided by a company owned by Mr. Foss totaling $227,000 for the year ended December 31, 2004.

     Prior to the third quarter of 2001, the Company offered a line of credit arrangement to certain dealerships who were not participating in the Company's core program. The Company ceased offering this program to new dealerships in the third quarter of 2001 and has been reducing the amount of capital invested in this program since that time. Beginning in 2002, some of the Foss Companies began offering secured line of credit loans in a manner similar to the Company's prior program, at his dealerships and at two other dealerships, one of whom also does business with the Company. Mr. Foss does not intend to expand his line of credit lending activities to additional dealerships, except to dealerships which he owns or controls.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO INDEPENDENT ACCOUNTANTS

     The following table provides a summary of the aggregate fees billed by Grant Thornton LLP for 2004 (in thousands):

                                      2004
                                     ------
Audit fees (1) ...................   $1,657
Audit-related fees ...............       --
                                     ------
   Audit and audit-related fees ..    1,657
                                     ------
Tax fees .........................       --
All other fees ...................       --
                                     ------
   Total fees ....................   $1,657
                                     ======

(1) Audit fees were for the audit of the Company's consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and for the audit of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

     The Audit Committee has considered whether the provision of these services is compatible with maintaining the independence of Grant Thornton LLP, and satisfied itself as to the maintenance of the auditors' independence.

POLICY FOR PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

     The Audit Committee's policy is to pre-approve all audit services and all non-audit services that our independent accountants are permitted to perform for us under applicable federal securities regulations. The Audit Committee's policy utilizes an annual review and general pre-approval of certain categories of specified services that may be provided by the independent accountants, up to predetermined fee levels. Any proposed services not qualifying as a pre-approved specified service, and pre-approved services exceeding the predetermined fee levels, require further specific pre-approval by the Audit Committee. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve audit and non-audit services proposed to be performed by the independent accountants. Effective July 20, 2005, the Audit Committee of the Board of Directors appointed Grant Thornton LLP as its new independent registered public accounting firm. Since that date, all services provided by Grant Thornton LLP were pre-approved by the Audit Committee. The policy has not been waived in any instance.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)(1) The following consolidated financial statements of the Company and Report of Independent Public Accountants are contained in "Item 8 -- Financial Statements and Supplementary Data."

          Report of Independent Public Accountants

          Consolidated Financial Statements:

          --   Consolidated Balance Sheets as of December 31, 2004 and 2003

          -- Consolidated Income Statements for the years ended December 31, 2004, 2003 and 2002

          -- Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002

          -- Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

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

                                        CREDIT ACCEPTANCE CORPORATION


                                        By: /s/ BRETT A. ROBERTS
                                            --------------------
                                            Brett A. Roberts
                                            Chief Executive Officer

                                        Date: January 27, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on January 27, 2006 on behalf of the registrant and in the capacities indicated.

              SIGNATURE                                  TITLE
              ---------                                  -----


/s/ BRETT A. ROBERTS                    Chief Executive Officer (Principal
-------------------------------------   Executive Officer)
Brett A. Roberts


/s/ KENNETH S. BOOTH                    Chief Financial Officer
-------------------------------------   (Principal Financial Officer, Principal
Kenneth S. Booth                        Accounting  Officer and Duly
                                        Authorized Officer)


/s/ HARRY E. CRAIG                      Director
-------------------------------------
Harry E. Craig


/s/ GLENDA J. CHAMBERLAIN               Director
-------------------------------------
Glenda J. Chamberlain


/s/ DONALD A. FOSS                      Director and Chairman of the Board
-------------------------------------
Donald A. Foss


/s/ DANIEL P. LEFF                      Director
-------------------------------------
Daniel P. Leff


/s/ THOMAS N. TRYFOROS                  Director
-------------------------------------
Thomas N. Tryforos

                                  EXHIBIT INDEX

     The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. The Company's commission file number is 000-20202.

EXHIBIT
NO.                                        DESCRIPTION
-------          ---------------------------------------------------------------
3(a)(1)      1   Articles of Incorporation, as amended July 1, 1997

3(b)        20   Amended and Restated Bylaws of the Company, as amended,
                 February 24, 2005

4(c)(12)    10   Second Amended and Restated Credit Agreement, dated as of June
                 9, 2003, among the Company, certain of the Company's
                 subsidiaries, Comerica Bank, as Administrative Agent and
                 Collateral Agent, and the banks signatory thereto.

4(c)(13)    12   Third Amended and Restated Credit Agreement, dated as of June
                 9, 2004, among the Company, certain of the Company's
                 subsidiaries, Comerica Bank, as Administrative Agent and
                 Collateral Agent, and the banks signatory thereto.

4(c)(14)    15   First Amendment, dated as of December 10, 2004, to Third
                 Amended and Restated Credit Agreement, dated as of June 9,
                 2004, among the Company, Comerica Bank, as Administrative Agent and Collateral Agent, and the banks signatory thereto.

4(f)(40)     8   Second Amendment dated as of June 10, 2002 to the Intercreditor
                 Agreement dated as of December 15, 1998 among Comerica Bank, as
                 Collateral Agent, and various lenders and note holders

4(f)(41)     8   Second Amendment dated June 10, 2002 to Second Amended and
                 Restated Security Agreement, dated June 11, 2001 between
                 Comerica Bank, as Collateral Agent and the Company

4(f)(42)     9   Third Amendment dated August 30, 2002 to Second Amended and
                 Restated Security Agreement dated June 11, 2001 between
                 Comerica Bank, as Collateral Agent and the Company

4(f)(47)    10   Contribution Agreement dated June 27, 2003 between the Company and Credit Acceptance Funding LLC 2003-1

4(f)(48)    10   Back-Up Servicing Agreement dated June 27, 2003 among the
                 Company, Credit Acceptance Funding 2003-1, Credit Acceptance
                 Auto Dealer Loan Trust 2003-1, Systems & Services Technologies,
                 Inc., and Radian Asset Assurance Inc.

4(f)(49)    10   Intercreditor Agreement, dated June 27, 2003, among the
                 Company, CAC Warehouse Funding Corp., Credit Acceptance Funding
                 LLC 2003-1, Credit Acceptance Auto Dealer Loan Trust 2003-1,
                 Wachovia Securities, Inc., as agent, JPMorgan Chase Bank, as trustee, and Comerica Bank, as agent.

4(f)(50)    10   Sale and Servicing Agreement dated June 27, 2003 among the
                 Company, Credit Acceptance Auto Dealer Loan Trust 2003-1,
                 Credit Acceptance Funding LLC 2003-1, JPMorgan Chase Bank, and
                 Systems & Services Technologies, Inc.

4(f)(51)    10   Indenture, dated June 27, 2003, between Credit Acceptance Auto
                 Dealer Loan Trust 2003-1 and JPMorgan Chase Bank

4(f)(52)    10   Amended and Restated Trust Agreement dated June 27, 2003
                 between Credit Acceptance Funding LLC 2003-1 and Wachovia Bank
                 of Delaware, National Association

4(f)(53)    11   Contribution Agreement dated September 30, 2003 between the
                 Company and CAC Warehouse Funding Corporation II.

4(f)(54)    11   Loan and Security Agreement dated September 30, 2003 among the
                 Company, CAC Warehouse Funding Corporation II, Wachovia Bank,
                 National Association, Variable Funding Capital Corporation,
                 Wachovia Capital Markets, LLC, and Systems & Services
                 Technologies, Inc.

4(f)(55)    11   Back-Up Servicing Agreement dated September 30, 2003 among the
                 Company, Systems & Services Technologies, Inc., Wachovia
                 Capital Markets, LLC, and CAC Warehouse Funding Corporation II.

4(f)(56)    11   Intercreditor Agreement, dated September 30, 2003, among the
                 Company, CAC Warehouse Funding Corporation II, Credit
                 Acceptance Funding LLC 2003-1, Credit Acceptance Auto Dealer
                 Loan Trust 2003-1, Wachovia Capital Markets, LLC, JPMorgan
                 Chase Bank, and Comerica Bank.

4(f)(57)    13   Indenture dated August 25, 2004 between Credit Acceptance Auto
                 Dealer Loan Trust 2004-1 and JPMorgan Chase Bank.

4(f)(58)    13   Sale and Servicing Agreement dated August 25, 2004 among the
                 Company, Credit Acceptance Auto Dealer Loan Trust 2004-1,
                 Credit Acceptance Funding LLC 2004-1, JPMorgan Chase Bank and
                 Systems & Services Technologies, Inc.

4(f)(59)    13   Backup Servicing Agreement dated August 25, 2004 among the
                 Company, Credit Acceptance Funding 2004-1, Credit Acceptance
                 Auto Dealer Loan Trust 2004-1, Systems & Services Technologies,
                 Inc., Radian Asset Assurance Inc., XL Capital Assurance Inc.,
                 and JPMorgan Chase Bank.

4(f)(60)    13   Amended and Restated Trust Agreement dated August 25, 2004 between Credit Acceptance Funding LLC 2004-1 and Wachovia Bank
                 of Delaware, National Association

4(f)(61)    13   Contribution Agreement dated August 25, 2004 between the
                 Company and Credit Acceptance Funding LLC 2004-1.

4(f)(62)    13   Intercreditor Agreement dated August 25, 2004 among the
                 Company, CAC Warehouse Funding Corporation II, Credit
                 Acceptance Funding LLC 2003-1, Credit Acceptance Auto Dealer
                 Loan Trust 2003-1, Credit Acceptance Funding LLC 2004-1, Credit
                 Acceptance Auto Dealer Loan Trust 2004-1, Wachovia Capital
                 Markets, LLC, as agent, JPMorgan Chase Bank, as agent, and
                 Comerica Bank, as agent.

4(f)(63)    14   Amendment No. 1, dated August 10, 2004, to Loan and Security
                 Agreement dated September 30, 2003 among the Company, CAC
                 Warehouse Funding Corporation II, Wachovia Bank, National
                 Association, Variable Funding Capital Corporation, Wachovia
                 Capital Markets, LLC, and Systems & Servicing Technologies,
                 Inc.

4(f)(64)    16   Amendment No. 1, dated January 19, 2005, to Sale and Servicing
                 Agreement dated as of August 25, 2004 among the Company, Credit
                 Acceptance Auto Dealer Loan Trust 2004-1, Credit Acceptance
                 Funding LLC 2004-1, JPMorgan Chase Bank and Systems & Services
                 Technologies, Inc.

4(f)(65)    17   Amendment No. 2, dated January 21, 2005, to the Loan and
                 Security Agreement, dated September 30, 2003, among the
                 Company, CAC Warehouse Funding Corporation II, Wachovia Bank,
                 National Association, Variable Funding Capital Corporation, and
                 Wachovia Capital Markets, LLC.

4(g)(2)      2   Intercreditor Agreement dated as of December 15, 1998 among
                 Comerica Bank, as Collateral Agent, and various lenders and note holders

4(g)(4)      5   Second Amended and Restated Security Agreement, dated June 11,
                 2001 between Comerica Bank, as Collateral Agent and the Company

4(g)(5)      4   First Amendment dated as of March 30, 2001 to the Intercreditor
                 Agreement dated as of December 14, 1998 among Comerica Bank, as
                 Collateral Agent, and various lenders and note holders

4(g)(6)      6   First Amendment, dated September 7, 2001 to Second Amended and
                 Restated Security Agreement, dated June 11, 2001 between
                 Comerica Bank, as Collateral Agent and the Company

4(g)(7)     12   Release and Fourth Amendment to Second Amended and Restated
                 Security Agreement, dated June 9, 2004, between Comerica Bank, as Collateral Agent and the Company.

4(g)(8)     12   Fifth Amendment to Second Amended and Restated Security
                 Agreement, dated June 30, 2004, between Comerica Bank, as
                 Collateral Agent and the Company.

4(i)         6   Security Agreement, dated September 7, 2001, between CAC of
                 Canada Limited and Comerica Bank

4(j)         6   Debenture, dated September 7, 2001, made by way of deed by CAC
                 Ireland Limited, in favor of Comerica Bank, as agent and
                 security trustee

4(k)         6   Debenture, dated September 7, 2001, made by way of deed by CAC
                 UK Limited, in favor of Comerica Bank, as agent and security trustee

4(l)         6   Debenture, dated September 7, 2001, made by way of deed by CAC
                 UK Funding Ltd., in favor of Comerica Bank, as agent and
                 security trustee

4(m)         6   Assignation in Security, dated September 10, 2001, among Credit
                 Acceptance Corporation, CAC Nevada, Inc., CAC Scotland and
                 Comerica Bank, as collateral agent and trustee

4(n)         6   Deed of Charge, dated September 7, 2001 between Credit
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

10(d)(9)    10   Form of Servicing Agreement as of April 2003

10(f)(4)*    3   Credit Acceptance Corporation 1992 Stock Option Plan, as
                 amended and restated May 1999

10(g)(2)*    4   Employment agreement for Keith P. McCluskey, Chief Marketing
                 Officer, dated April 19, 2001

10(p)        7   Credit Acceptance Corporation Director Stock Option Plan

10(q)*      12   Credit Acceptance Corporation Incentive Compensation Plan,
                 effective April 1, 2004

10(q)(2)*   18   Form of Restricted Stock Grant Agreement

* Note: Incentive Compensation Bonus Formula for 2005 will need to be filed with your 1Q2005 10-Q

16          19   Letter from Deloitte & Touche LLP dated July 12, 2005

21(1)(a)    20   Schedule of Credit Acceptance Corporation Subsidiaries

23(a)       20   Consent of Grant Thornton LLP

31(a)       20   Certification of Chief Executive Officer pursuant to Rule
                 13a-14(a) of the Securities Exchange Act.

31(b)       20   Certification of Chief Financial Officer pursuant to Rule
                 13a-14(a) of the Securities Exchange Act.

32(a)       20   Certification of Chief Executive Officer, Pursuant to 18 U.S.C.
                 Section 1350, as adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

32(b)       20   Certification of Chief Financial Officer, Pursuant to 18 U.S.C.
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

12 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

13 Previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 25, 2004, and incorporated herein by reference.

14 Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

15 Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 13, 2004, and incorporated herein by reference.

16 Previously filed as an exhibit to the Company Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference.

17 Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 9, 2005, and incorporated herein by reference.

18 Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 24, 2005, and incorporated herein by reference.

19 Previously filed as an exhibit to the Company's Current Report on Form 8-K/A dated June 24, 2005, and incorporated herein by reference.

20   Filed herewith.


91