Form 10-Q
period 2005-03-31
CREDIT ACCEPTANCE CORPORATION
filed 2006-01-30
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

The number of shares of Common Stock, par value $0.01, outstanding on December 31, 2005 was 37,027,286.

                                TABLE OF CONTENTS

                         PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Income Statements - Three months ended March 31,
                2005 and March 31, 2004                                       1

             Consolidated Balance Sheets - As of March 31, 2005 and
                December 31, 2004                                             2

             Consolidated Statements of Cash Flows - Three months ended
                March 31, 2005 and March 31, 2004                             3

             Notes to Consolidated Financial Statements                       4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                           11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS        23

ITEM 4.   CONTROLS AND PROCEDURES                                            23

                          PART II. - OTHER INFORMATION

ITEM 6.   EXHIBITS                                                           24

SIGNATURE                                                                    25

INDEX OF EXHIBITS                                                            26

                         PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                -------------------------
                                                    2005          2004
                                                -----------   -----------
(Dollars in thousands, except per share data)
REVENUE:
   Finance charges                              $    42,456   $    35,276
   License fees                                       1,960         1,266
   Other income                                       3,738         4,138
                                                -----------   -----------
      Total revenue                                  48,154        40,680
                                                -----------   -----------

COSTS AND EXPENSES:
   Salaries and wages                                 9,164         8,805
   General and administrative                         5,725         5,474
   Sales and marketing                                3,527         2,789
   Provision for credit losses                          703         1,266
   Interest                                           3,743         2,826
   Stock-based compensation expense                     777           567
   Other expense                                        135           419
                                                -----------   -----------
      Total costs and expenses                       23,774        22,146
                                                -----------   -----------

Operating income                                     24,380        18,534
   Foreign currency gain                                645           151
                                                -----------   -----------
Income before provision for income taxes             25,025        18,685
   Provision for income taxes                         9,311         6,733
                                                -----------   -----------
Net income                                      $    15,714   $    11,952
                                                ===========   ===========

Net income per common share:
   Basic                                        $      0.43   $      0.30
                                                ===========   ===========
   Diluted                                      $      0.40   $      0.28
                                                ===========   ===========
Weighted average shares outstanding:
   Basic                                         36,900,449    39,791,700
   Diluted                                       39,457,287    42,159,338

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       AS OF
                                                                             ------------------------
                                                                             MARCH 31,   DECEMBER 31,
                                                                                2005         2004
                                                                             ---------   ------------
(Dollars in thousands, except per share data)
                                 ASSETS:
   Cash and cash equivalents                                                 $     275    $     614
   Restricted cash and cash equivalents                                         31,139       23,927
   Restricted securities available for sale                                      1,845          928

   Loans receivable (including $15,420 and $18,353
      from affiliates in 2005 and 2004, respectively)                          693,545      667,394
   Allowance for credit losses                                                (138,988)    (141,383)
                                                                             ---------    ---------
      Loans receivable, net                                                    554,557      526,011
                                                                             ---------    ---------

   Property and equipment, net                                                  19,844       19,706
   Income taxes receivable                                                          --        9,444
   Other assets                                                                 10,096       10,683
                                                                             ---------    ---------
      Total Assets                                                           $ 617,756    $ 591,313
                                                                             =========    =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
   Accounts payable and accrued liabilities                                  $  57,497    $  49,384
   Dealer reserve payable, net                                                  12,003       15,675
   Line of credit                                                               27,300        7,700
   Secured financing                                                           163,112      176,000
   Mortgage note and capital lease obligations                                   9,701        9,847
   Income taxes payable                                                            152           --
   Deferred income taxes, net                                                   31,292       31,817
                                                                             ---------    ---------
      Total Liabilities                                                        301,057      290,423
                                                                             ---------    ---------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none
      issued                                                                        --           --
   Common stock, $.01 par value, 80,000,000 shares authorized, 37,004,592 and 36,897,242 shares issued and outstanding as of March 31, 2005
      and December 31, 2004, respectively                                          370          369
Paid-in capital                                                                 28,429       25,640
Unearned stock-based compensation                                               (1,964)          --
Retained earnings                                                              287,626      271,912
Accumulated other comprehensive income                                           2,238        2,969
                                                                             ---------    ---------
      Total Shareholders' Equity                                               316,699      300,890
                                                                             ---------    ---------
      Total Liabilities and Shareholders' Equity                             $ 617,756    $ 591,313
                                                                             =========    =========

       See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



(Dollars in thousands)                                                                      THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                        ------------------------
                                                                                             2005           2004
                                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                             $  15,714      $  11,952
 Adjustments to reconcile cash provided by operating activities:
  Provision for credit losses                                                                 703          1,266
  Depreciation                                                                              1,303          1,517
  Loss on retirement of property and equipment                                                  5            150
  Foreign currency gain on forward contracts                                                 (656)          (151)
  Credit for deferred income taxes                                                           (525)        (1,802)
  Stock-based compensation                                                                    777            567
 Change in operating assets and liabilities:
  Accounts payable and accrued liabilities                                                  8,744          6,070
  Income taxes receivable/payable                                                           9,596          5,240
  Other assets                                                                                665            178
                                                                                        ---------      ---------
   Net cash provided by operating activities                                               36,326         24,987
                                                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in restricted cash and cash equivalents                                            (7,212)        15,568
 Increase in restricted securities available for sale                                        (917)            --
 Principal collected on loans receivable                                                  119,233        101,711
 Advances to dealers and accelerated payments                                            (137,991)      (129,951)
 Originations and purchases of new consumer loans                                          (2,937)        (1,615)
 Payments of dealer holdbacks                                                             (11,864)        (8,351)
(Purchases) sale of property and equipment                                                 (1,260)           593
                                                                                        ---------      ---------
    Net cash used in investing activities                                                 (42,948)       (22,045)
                                                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line of credit                                                           72,300         88,100
 Repayments under line of credit                                                          (52,700)       (21,900)
 Proceeds from secured financing                                                           14,500         20,000
 Repayments of secured financing                                                          (27,388)       (36,566)
 Principal payments under mortgage note and capital lease obligations                        (271)        (1,594)
 Repurchase of common stock                                                                    --        (50,650)
 Proceeds from stock options exercised                                                         49            515
                                                                                        ---------      ---------
  Net cash provided by (used in) financing activities                                       6,490         (2,095)
                                                                                        ---------      ---------
  Effect of exchange rate changes on cash                                                    (207)        (1,183)
                                                                                        ---------      ---------
Net decrease in cash and cash equivalents                                                    (339)          (336)
 Cash and cash equivalents, beginning of period                                               614          1,136
                                                                                        ---------      ---------
 Cash and cash equivalents, end of period                                               $     275      $     800
                                                                                        =========      =========
SUPPLEMENTAL DISCLOSURE OF NON- CASH TRANSACTIONS:
Property and equipment acquired through capital lease obligations                       $     102      $   1,388
Issuance of restricted stock                                                                1,964             --

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004 for Credit Acceptance Corporation (the "Company" or "Credit Acceptance"). Certain prior period amounts have been reclassified to conform to the current presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Principal Business. Since 1972, Credit Acceptance has provided auto loans to consumers, regardless of their credit history. The Company's product is offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for the Company's product, but who actually end up qualifying for traditional financing.

     Credit Acceptance was founded to service and collect retail installment contracts (referred to as "Consumer Loans") originated and funded by automobile dealerships owned by the Company's founder, majority shareholder, and current Chairman, Donald Foss. During the 1980's, the Company began to market this service to non-affiliated dealers and, at the same time, began to offer dealers a non-recourse cash payment (referred to as an "advance") against anticipated future collections on Consumer Loans serviced for that dealer. Today, the Company's program is offered to dealers throughout the United States. The Company refers to dealers who participate in its program as "dealer-partners".

     As payment for the vehicle, the dealer-partner receives the following:

      (i)   a down payment from the customer;
      (ii)  a cash advance from the Company; and
      (iii) after the advance has been recovered by the Company, the cash from payments made on the Consumer Loan, net of certain collection costs and the Company's servicing fee.

      The Company's servicing fee is equal to a fixed percentage (typically 20%) of each payment collected. In addition, the Company receives fees for other products and services ("dealer holdback").

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

ACCOUNTING POLICIES

     Finance Charges - United States and Canada. The Company recognizes finance charge income in accordance with the provisions of the American Institute of Certified Public Accountant's Statement of Position ("SOP") 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." Consistent with SOP 03-3, the Company recognizes finance charges under the interest method such that revenue is recognized on a level yield basis based upon forecasted cash flows. As the forecasted cash flows change, the Company prospectively adjusts the rate upwards for positive changes but recognizes impairment for negative changes in the current period.

     The Company has relationships with third party vehicle service contract administrators ("TPAs") whereby the TPAs process claims on vehicle service contracts underwritten by third party insurers. The Company recognizes the commission received from the TPAs for contracts financed by the Company as part of finance charges on a level yield basis based upon forecasted cash flows. Commissions on contracts not financed by the Company are recognized at the time the commission is received.

     During the first quarter of 2004, the Company entered into agreements with two new TPAs. The two new agreements differ from the prior agreement in three material respects: (i) the new agreements provide a commission to the Company on all vehicle service contracts sold by its dealer-partners, regardless of whether the vehicle service contract is financed by the Company, (ii) the Company experiences a higher commission on vehicle service contracts financed by the Company, and (iii) the new agreements allow the Company to participate in underwriting profits depending on the level of future claims paid. The two new agreements also require that net premiums on the vehicle service contracts be placed in trust accounts by the TPA. Funds in the trust accounts are utilized by the TPA to pay claims on the vehicle service contracts. Underwriting profits, if any, on the vehicle service contracts are distributed to the Company after the term of the vehicle service contracts have expired. Under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the Company is considered the primary beneficiary of the trusts. As a result, the assets and liabilities of the trusts have been consolidated on the Company's balance sheet. As of March 31, 2005, the trusts had $7.5 million in cash and cash equivalents available to pay claims and a related claims reserve of $7.5 million. Cash and cash equivalents are included in restricted cash and cash equivalents and the claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets. A third party insures claims in excess of funds in the trust accounts.

     Finance Charges - United Kingdom. The Company recognizes finance charge income in the United Kingdom in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an Amendment of FASB Statements No. 13, 60, and 65 and a Rescission of FASB Statement No. 17)" ("SFAS No. 91"). SFAS No. 91 requires the Company to recognize finance charges under the interest method such that income is recognized on a level yield basis during the life of the underlying asset.

     License Fees. The Company recognizes a monthly dealer-partner access fee for the Company's patented Internet-based proprietary Credit Approval Processing System ("CAPS") in the month the access is provided.

     Loans Receivable and Allowance for Credit Losses - United States and Canada. The Company records the amount advanced to the dealer-partner as a Dealer Loan ("Dealer Loan"), which is classified within Loans receivable in the Company's consolidated balance sheets. The Dealer Loan is increased as revenue is recognized and decreased as collections are received. The Company follows SOP 03-3 in determining its allowance for credit losses. Consistent with SOP 03-3, an allowance for credit losses is maintained at an amount that reduces the net asset value (Dealer Loan balance less the allowance) to the discounted value of forecasted future cash flows at the yield established at the inception of the Dealer Loan. This allowance is calculated on a dealer-partner by dealer-partner basis. The discounted value of future cash flows is comprised of estimated future collections on the Consumer Loans, less any estimated dealer holdback payments.

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

     Loans Receivable, Allowance for Credit Losses, and Dealer Reserve Payable - United Kingdom. The Company maintains an allowance for credit losses to cover losses inherent in the Company's Consumer Loan portfolio. Such losses consist of Consumer Loans receivable determined to be uncollectible or that have expected future collections less than the full contractual amount, less

2.   SIGNIFICANT ACCOUNTING POLICIES - (CONCLUDED)

any losses absorbed by dealer holdbacks. Dealer holdbacks in the United Kingdom are classified in Dealer reserve payable in the Company's financial statements. By definition, these losses equal the amount by which advances to dealer-partners plus accrued income (the "net investment") exceed the net present value of estimated future cash flows related to the Consumer Loans receivable less the present value of estimated dealer holdback payments.

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

     The Company records the gross amount of the Consumer Loan less the unearned finance charges in Dealer reserve payable in the consolidated financial statements. Consumer Loans originated by and advances to each dealer-partner are automatically assigned to that dealer-partner's open pool of Consumer Loans. Periodically, pools are closed and subsequent Consumer Loans and advances are assigned to a new pool. Collections on the Consumer Loans within each pool, after payment of the Company's servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance relating to those Consumer Loans. Once the advance balance has been repaid, the dealer-partner is entitled to receive collections from the Consumer Loans within that pool.

     All advances from a dealer-partner are secured by all of the future collections on Consumer Loans originated by that dealer-partner. For balance sheet purposes, dealer holdbacks are shown in Dealer reserve payable net of the current advance balance.

3.      LOANS RECEIVABLE

        A summary of the changes in Loans receivable is as follows (in thousands):


                                                                       THREE MONTHS ENDED MARCH 31, 2005
                                                ---------------------------------------------------------------------------
                                                  DEALER LOANS          CONSUMER LOANS         OTHER LOANS    TOTAL
                                                -------------------- --------------------   ---------------   -------------


Balance, beginning of period                     $ 626,284                 $ 36,760              $ 4,350      $  667,394
New loans                                          137,991                    2,937                    -         140,928
Dealer holdback payments                            11,742                        -                               11,742
Net cash collections on loans                     (115,050)                  (4,781)                   -        (119,831)
Write-offs                                          (3,003)                  (3,307)                   -          (6,310)
Recoveries                                               -                      478                    -             478
Net change in floorplan receivables,
 notes receivable, and lines of credit                   -                        -                 (535)           (535)
Other                                                    -                      203                    -             203
Currency translation                                  (115)                    (409)                   -            (524)
                                                ----------- -------- --------------------   -------------      ----------
Balance, end of period                           $ 657,849                 $ 31,881              $ 3,815       $ 693,545
                                                ========== ========= ====================   ============       ==========


                                                                          THREE MONTHS ENDED MARCH 31, 2004
                                                  ---------------------------------------------------------------------------
                                                  DEALER LOANS            CONSUMER LOANS         OTHER LOANS     TOTAL
                                                  -------------------- ------------------------  ------------------- --------


Balance, beginning of period                     $ 537,671                 $ 75,098              $ 6,668       $ 619,437
New loans                                          129,951                    1,615                   --         131,566
Dealer holdback payments                             7,655                                                         7,655
Net cash collections on loans                      (90,536)                  (8,944)                  --         (99,480)
Write-offs                                          (1,413)                  (7,740)                  --          (9,153)
Recoveries                                              --                      542                   --             542
Net change in floorplan receivables,
notes receivable, and lines of credit                   --                       --                  927             927
Other                                                   --                      144                   --             144
Currency translation                                  (233)                   1,303                   --           1,070
                                                 ---------------------     --------------------  --------      ---------
Balance, end of period                           $ 583,095                 $ 62,018              $  7,595      $ 652,708
                                                 =====================     ====================  ========      =========





      A summary of the changes in the Allowance for credit losses is as follows (in thousands):





                                                                          THREE MONTHS ENDED MARCH 31, 2005
                                                           ---------------------------------------------------------------
                                                             DEALER LOANS     CONSUMER LOANS      OTHER LOANS     TOTAL
                                                           --------------- -------------------  -------------- -----------
Balance, beginning of period                                  $  134,599            $ 6,774        $ 10,000   $  151,373
Provision for credit losses (1)                                      674               (176)            182          680
Write-offs                                                       (3,003)               (334)              -       (3,337)
Recoveries                                                            -                 631               -          631
Other changes in floorplan receivables,
notes receivable and lines of credit                                  -                   -         (10,182)     (10,182)
Currency translation                                                 (14)              (163)              -         (177)
                                                        ---------------  ---------------------  ------------ -----------

Balance, end of period                                        $  132,256            $ 6,732        $      -   $   138,988
                                                        ===============  =====================  ============  ===========




                                                                          THREE MONTHS ENDED MARCH 31, 2004
                                                             ---------------------------------------------------------------

                                                             DEALER LOANS     CONSUMER LOANS      OTHER LOANS     TOTAL
                                                             --------------- -------------------  -------------- -----------


Balance, beginning of period                                  $ 136,514             $ 6,689           $ 106   $ 143,309
Provision for credit losses                                       1,018                 (88)            336       1,266
Write-offs                                                       (1,413)               (650)              -      (2,063)
Recoveries                                                            -                 478               -         478
Other changes in floorplan receivables,
notes receivable and lines of credit                                  -                   -             (81)        (81)
Currency translation                                                (13)                116               -         103
                                                         ---------------     -------------------  ---------- -----------

Balance, end of period                                        $ 136,106             $ 6,545           $ 361   $ 143,012
                                                         ===============     ===================  =========== ===========


      (1) Does not include a provision of $23,000 for earned but unpaid revenue related to license.

4.   RELATED PARTY TRANSACTIONS

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

                                      As of March 31, 2005          As of December 31, 2004
                                 -----------------------------   -----------------------------
                                   Affiliated                      Affiliated
                                 dealer-partner       % of       dealer-partner       % of
                                     balance      consolidated       balance      consolidated
                                 --------------   ------------   --------------   ------------
Affiliated Dealer Loan balance       $13,750          2.1%           $16,700          2.7%

                                      For the Three Months ended      For the Three Months ended
                                            March 31, 2005                  March 31, 2004
                                    -----------------------------   -----------------------------
                                      Affiliated                      Affiliated
                                    dealer-partner       % of       dealer-partner       % of
                                       activity      consolidated      activity      consolidated
                                    --------------   ------------   --------------   ------------
Advances                                $3,300           2.4%            $4,100          3.2%
Affiliated dealer-partner revenue       $  900           2.1%            $  900          2.8%

     Pursuant to an employment agreement with the Company's President dated April 19, 2001, the Company loaned the President's dealerships $850,000. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22%, is unsecured, and is personally guaranteed by the Company's President. The balance of the note including accrued but unpaid interest was approximately $1,110,000 and $1,099,000 as of March 31, 2005 and December 31, 2004, respectively. In addition, pursuant to the employment agreement, the Company loaned the President approximately $478,000. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22% beginning January 1, 2002, and is unsecured. The balance of the note including accrued interest was approximately $560,000 and $554,000 as of March 31, 2005 and December 31, 2004, respectively.

     Total CAPS and dealer enrollment fees earned from affiliated dealer-partners were $21,000 and $14,000 for the three months ended March 31, 2005 and 2004, respectively.

     The Company paid for air transportation services provided by a company owned by the Company's majority shareholder and Chairman totaling $0 and $21,000 for the three months ended March 31, 2005 and 2004, respectively.

     Prior to the third quarter of 2001, the Company offered a line of credit arrangement to certain dealerships who were not participating in the Company's core program. The Company ceased offering this program to new dealerships in the third quarter of 2001 and has been reducing the amount of capital invested in this program since that time. Beginning in 2002, entities owned by the Company's majority shareholder and Chairman began offering secured lines of credit to third parties in a manner similar to the Company's prior program. In December of 2004, the Company's majority shareholder and Chairman sold his ownership interest in these entities.

5.   FORWARD CONTRACTS

     In the third quarter of 2003, the Company entered into a series of forward contracts with a commercial bank to manage foreign currency exchange risk associated with the cash flows anticipated from the exit of the United Kingdom operation. As of March 31, 2005 and December 31, 2004, the Company had contracts outstanding to deliver 1.2 million British pounds sterling and 3.3 million British pounds sterling, respectively, to the commercial bank which will be exchanged into United States dollars at weighted average exchange rates of 1.56 and 1.57 United States dollars per British pound sterling, respectively, on a monthly basis through June 30, 2005. As the Company has not designated these contracts as hedges as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 and SFAS No. 149, changes in the fair value of these forward contracts will increase or decrease net income. The fair value of the forward contracts were less than the notional amount of the contracts outstanding as of March 31, 2005 and December 31, 2004 by $385,000 and $1,156,000, respectively, due to the weakening of the United States dollar versus the British pound sterling since the date the contracts were entered into. During the first quarter of 2005, the Company recognized a foreign currency gain of $656,000 ($426,000 after-tax) related to the change in the fair value of the forward contracts compared to a gain of $151,000 ($98,000 after-tax) for the same period in 2004. The increase in the foreign currency gain was primarily due to an increase in the notional amount of the forward contracts from December 31, 2004 to March 31, 2005.

6.   INCOME TAXES

     A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate follows:

                                         THREE MONTHS ENDED
                                           MARCH 31, 2005
                                         ------------------
                                             2005   2004
                                             ----   ----
U.S. federal statutory rate                  35.0%  35.0%
   State income taxes                         2.1    1.7
   U.S. tax impact of foreign earnings         --    0.2
   Other                                      0.1   (0.9)
                                             ----   ----
Effective tax rate                           37.2%  36.0%
                                             ====   ====

     The differences between the U.S. federal statutory rate and the Company's consolidated effective tax rate are primarily related to: (i) state income taxes that are included in the provision for income taxes and (ii) the impact of the exchange rate on the repatriation of foreign earnings in 2004. Repatriations of foreign earnings are taxed by the U.S. based on foreign exchange rates prevailing at the time of repatriation while foreign tax credits are calculated based on the exchange rates that prevailed when the income was originally earned.

7.   CAPITAL TRANSACTIONS

     Pursuant to the Company's Incentive Compensation Plan (the "Incentive Plan"), which was approved by shareholders on May 13, 2004, the Company has reserved 1.0 million shares of its common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014. During the first quarter of 2005, the Company granted 99,023 shares of restricted stock to employees and officers under the Incentive Plan, which vest in full or in part based on the Company's satisfaction of certain performance-related criteria. In conjunction with this grant, during the first quarter of 2005 the Company recorded $1,964,000 of unearned stock-based compensation, representing the fair value of the restricted stock on the date of grant. Unearned stock-based compensation will be recognized as stock-based compensation expense over the expected vesting period of the restricted stock. The related stock-based compensation expense totaled $1,000 for the three months ended March 31, 2005. Shares available for future grants under the Incentive Plan totaled 900,977 at March 31, 2005.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

8.   BUSINESS SEGMENT INFORMATION

     The Company has three reportable business segments: United States, United Kingdom, and Other.

     During the first quarter of 2005, the Company combined Automobile Leasing into its Other business segment. Automobile Leasing no longer meets the quantitative thresholds of a reportable segment. As a result, the Company has three reportable business segments: United States, United Kingdom and Other. Prior year's disclosures have been reclassified to conform to the current year presentation. The United States segment primarily consists of the Company's United States automobile financing business. The United Kingdom segment primarily consists of the Company's United Kingdom automobile financing business. The Other segment consists of the Company's automobile leasing business, Canadian automobile financing business and secured lines of credit and floorplan financing products. The Company is currently liquidating its operations in all segments other than the United States.

     Selected segment information is set forth below (in thousands):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                               2005      2004
                                                             -------   -------
Revenue:
   United States                                             $47,250   $37,496
   United Kingdom                                                418     1,448
   Other                                                         486     1,736
                                                             -------   -------
      Total revenue                                          $48,154   $40,680
                                                             =======   =======
Income (loss) before provision (credit) for income taxes:
   United States                                             $24,830   $17,889
   United Kingdom                                                255       322
   Other                                                         (60)      474
                                                             -------   -------
      Total income before provision for income taxes         $25,025   $18,685
                                                             =======   =======

9.   NET INCOME PER SHARE

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

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2005         2004
                                                              ----------   ----------
Weighted average common shares outstanding                    36,900,449   39,791,700
Common stock equivalents                                       2,556,838    2,367,638
                                                              ----------   ----------
Weighted average common shares and common stock equivalents   39,457,287   42,159,338
                                                              ==========   ==========

     The diluted net income per share calculation excludes stock options to purchase 147,510 shares in the three months ended March 31, 2004, as inclusion of these options would be anti-dilutive to the net income per share due to the relationship between the exercise prices and the average market price of common stock during this period. There were no stock options that would be anti-dilutive for the three months ended March 31, 2005.

10. OTHER ASSETS

     As of March 31, 2005 and December 31, 2004, deferred debt issuance costs were $2.4 million and $3.5 million, respectively. Expenses associated with the issuance of debt instruments are capitalized and amortized over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.

11.  SUBSEQUENT EVENT

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

     The Company is an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the dealer-partner and immediately assigned to the Company. The compensation paid to the dealer-partner in exchange for the Consumer Loan is paid in two parts. A portion of the compensation is paid at the time of origination, and a portion is paid based on the performance of the loan. The amount paid at the time of origination is called an advance; the portion paid over time is called dealer holdback. For accounting purposes, a majority of the transactions described above are not considered to be Consumer Loan transactions. Instead the Company's accounting reflects that of a lender to the dealer-partner. This classification for accounting purposes is primarily a result of (i) the dealer-partner's financial interest in the Consumer Loan and
(ii) certain elements of the Company's legal relationship with the dealer-partner. Because the legal agreement between the Company and the dealer-partner is different, the Company's United Kingdom business is accounted for as a consumer lender. In addition, a small percentage of transactions in the United States are considered to be Consumer Loans for accounting purposes. For the majority of the Company's transactions, the cash amount advanced to the dealer-partner is recorded as an asset on the Company's balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the Dealer Loan recorded in Loans receivable. For the remaining business, the amount due from the consumer is recorded as a Consumer Loan in Loans receivable. Additionally, a liability for estimated dealer holdback payments is recorded. For additional information regarding the Company's accounting for Loans receivable, see Note 2 to the consolidated financial statements, which is incorporated herein by reference.

     The Company believes it has been successful in improving the profitability of its Dealer Loans in recent years primarily as a result of increasing the spread between the forecasted collection rate and the advance rate, and increasing revenue from ancillary products. For the three months ended March 31, 2005, Dealer Loan originations in the United States grew 6.2% compared to the same period in 2004 due to an increase in the number of active dealer-partners and an increase in the number of Consumer Loans accepted. Since the Company believes it is one of only a few financial services companies serving the Company's target market, the Company believes that it has an opportunity to grow its business profitably in the future.

     Critical success factors for the Company include access to capital and the ability to accurately forecast Consumer Loan performance. The Company's strategy for accessing the capital required to grow its business is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and
(iii) maintain multiple funding sources. The Company's funded debt to equity ratio is 0.6 to 1.0 at March 31, 2005. The Company currently funds its business through a bank line of credit facility, privately placed secured financings and commercial bank conduit-financed secured financings.

CONSUMER LOAN PERFORMANCE IN THE UNITED STATES

     The United States is the Company's only business segment that continues to originate Dealer Loans. The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that have been realized as of September 30, 2005 for the United States business segment. The data presented in the table has been changed from similar data previously disclosed in the Company's filings in order to conform to the Company's new accounting methodology. The changes are as follows: (1) Collection and advance rates included in the table are calculated as a percentage of funded loans, defined as Consumer Loans on which an advance has been paid to the dealer-partner. Previously, collection and advance rates were calculated as a percentage of Consumer Loans assigned to the Company. As a result, collection rates are higher than previously reported. This reflects the change in presentation rather than a change in loan performance. (2) Advance rates included in the table below represent the cash amount paid to the dealer-partner or paid to third parties for ancillary products. Previously, advance rates presented in the table included non-cash commissions and fees that were retained by the Company. As a result of this change, the advance rates presented in the table are lower than previously reported. (3) Forecasted collection rates included in the table are based on a new forecasting methodology. This change had only a small impact on collection rates reported in the table.

                              As of March 31, 2005
              ---------------------------------------------------
  Year of      Forecasted                           % of Forecast
Origination   Collection %   Advance %   Spread %     Realized
-----------   ------------   ---------   --------   -------------
    1992          80.2%        37.1%       43.1%        100.0%
    1993          75.3%        37.1%       38.2%        100.0%
    1994          61.0%        40.5%       20.5%        100.0%
    1995          54.9%        44.2%       10.7%         99.8%
    1996          55.0%        46.9%        8.1%         99.2%
    1997          58.4%        47.9%       10.5%         98.5%
    1998          67.7%        46.1%       21.6%         97.9%
    1999          72.8%        48.9%       23.9%         96.9%
    2000          73.2%        48.0%       25.2%         96.0%
    2001          67.2%        45.8%       21.4%         94.6%
    2002          70.2%        42.2%       28.0%         87.7%
    2003          74.0%        43.4%       30.6%         66.4%
    2004          73.4%        44.0%       29.4%         32.3%

     Accurately forecasting future collection rates is critical to the Company's success. The risk of a forecasting error declines as Consumer Loans age. For example, the risk of a material forecasting error for business written in 1999 is very small since 96.9% of the total amount forecasted has already been realized. In contrast, the Company's forecast for recent Consumer Loans is less certain. If the Company produces disappointing operating results, it will likely be because the Company overestimated future Consumer Loan performance. Although the Company makes every effort to estimate collection rates as accurately as possible, there can be no assurance that the Company's estimates will be accurate or that Consumer Loan performance will be as expected.

     A wider spread between the forecasted collection rate and the advance rate reduces the Company's risk of credit losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of losses, but it does reduce the risk significantly. While the spread has decreased from 2003 to 2004, the Company believes it is still at a sufficient level to minimize the Company's risk of being able to recover the cash advance.

     During the first quarter of 2005, the Company made the following changes that impacted pricing: (i) effective February 1, 2005, the monthly rate for CAPS fees increased from $499 to $599, (ii) effective March 1, 2005, the Company increased advance rates by approximately 1.5%, and (iii) early in the first quarter, the Company began offering a Guaranteed Asset Protection waiver and insurance product ("GAP"). GAP provides the consumer protection by covering the difference between the loan balance and the amount traditional insurance covers in the event the vehicle is totaled or stolen. The Company receives a commission for every GAP product sold by its dealer-partners. The Company believes that the net impact of these three changes will result in Consumer Loans accepted in the first quarter of 2005 producing approximately the same level of profitability as Consumer Loans accepted in 2004. There were no other material changes in credit policy or pricing in the first quarter of 2005, other than routine changes designed to maintain current profitability levels.

                              RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and income statement data for the Company on a consolidated basis and for each of the Company's three business segments, United States, United Kingdom, and Other.

Consolidated

                                           THREE MONTHS             THREE MONTHS
                                               ENDED                    ENDED
                                             MARCH 31,      % OF      MARCH 31,      % OF
                                               2005       REVENUE       2004       REVENUE
                                           ------------   -------   ------------   -------
(Dollars in thousands)
REVENUE:
Finance charges                              $42,456        88.1%     $35,276        86.7%
License fees                                   1,960         4.1        1,266         3.1
Other income                                   3,738         7.8        4,138        10.2
                                             -------       -----      -------       -----
   Total revenue                              48,154       100.0       40,680       100.0
COSTS AND EXPENSES:
Salaries and wages                             9,164        19.0        8,805        21.6
General and administrative                     5,725        11.9        5,474        13.5
Sales and marketing                            3,527         7.3        2,789         6.9
Provision for credit losses                      703         1.5        1,266         3.1
Interest                                       3,743         7.8        2,826         6.9
Stock-based compensation expense                 777         1.6          567         1.4
Other expense                                    135         0.3          419         1.0
                                             -------       -----      -------       -----
   Total costs and expenses                   23,774        49.4       22,146        54.4
                                             -------       -----      -------       -----
Operating income                              24,380        50.6       18,534        45.6
Foreign exchange gain                            645         1.3          151         0.4
                                             -------       -----      -------       -----

Income before provision for income taxes      25,025        51.9       18,685        46.0
Provision for income taxes                     9,311        19.3        6,733        16.6
                                             -------       -----      -------       -----
Net income                                   $15,714        32.6%     $11,952        29.4%
                                             =======       =====      =======       =====

 Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     For the three months ended March 31, 2005, consolidated net income increased to $15.7 million, or $0.40 per diluted share, compared to $12.0 million, or $0.28 per diluted share, for the same period in 2004. The increase in consolidated net income was primarily due to: (i) a 20.4% increase in finance charge income primarily due to an increase in the size of the Dealer Loan portfolio and an increase in the yield due to an increase in forecasted collection rates on these Dealer Loans, (ii) a 2.6% decrease in salaries and wages, as a percentage of revenue, primarily due to a decrease in corporate support salaries, as a percentage of revenue, and (iii) a decrease in the provision for credit losses primarily due to a reduction in the provision for credit losses required to maintain the initial yield established at the inception of the Dealer Loan.

     The results of operations for the Company as a whole are attributable to changes described by segment in the discussion of the results of operations in the United States, United Kingdom, and Other business segments. The following discussion of interest expense is provided on a consolidated basis, as the explanation is not meaningful by business segment.

     Interest. Consolidated interest expense increased to $3.8 million for the three months ended March 31, 2005 from $2.9 million for the same period in 2004. The increase in consolidated interest expense was due to an increase in average outstanding debt as a result of an increase in Dealer Loan originations and stock buybacks in the third quarter of 2004, partially offset by a decrease in the weighted average interest rate to 7.7% from 8.8%. The decrease in the weighted average interest rate is primarily the result of the decreased impact of fixed fees on the Company's secured financings and line of credit facility due to higher average outstanding borrowings.

United States

                                           THREE MONTHS             THREE MONTHS
                                               ENDED                   ENDED
                                             MARCH 31,      % OF      MARCH 31,      % OF
                                               2005       REVENUE       2004       REVENUE
                                           ------------   -------   ------------   -------
(Dollars in thousands)
REVENUE:
Finance charges                              $41,982        88.9%     $33,587        89.6%
License fees                                   1,960         4.1        1,266         3.4
Other income                                   3,308         7.0        2,643         7.0
                                             -------       -----      -------       -----
   Total revenue                              47,250       100.0       37,496       100.0
COSTS AND EXPENSES:
Salaries and wages                             8,991        19.0        7,961        21.1
General and administrative                     5,457        11.5        4,822        12.9
Sales and marketing                            3,527         7.5        2,789         7.4
Provision for credit losses                      662         1.4        1,072         2.9
Interest                                       3,599         7.6        2,586         6.9
Stock-based compensation expense                 755         1.6          522         1.4
Other expense                                     74         0.2           20         0.1
                                             -------       -----      -------       -----
   Total costs and expenses                   23,065        48.8       19,772        52.7
                                             -------       -----      -------       -----
Operating income                              24,185        51.2       17,724        47.3
Foreign exchange gain                            645         1.4          165         0.4
                                             -------       -----      -------       -----

Income before provision for income taxes      24,830        52.6       17,889        47.7
Provision for income taxes                     9,246        19.6        6,455        17.2
                                             -------       -----      -------       -----
Net income                                   $15,584        33.0%     $11,434        30.5%
                                             =======       =====      =======       =====

     Finance Charges. Finance charges increased to $42.0 million for the three months ended March 31, 2005 from $33.6 million for the same period in 2004 primarily due to an increase in the size of the Dealer Loan portfolio and an increase in the yield due to an increase in forecasted collection rates on these Dealer Loans, partially offset by a decrease in the number of transactions per active dealer-partner.

     The number of active dealer-partners is a function of new dealer-partner enrollments and attrition. Active dealer-partners are dealer-partners who submit at least one loan during the period. The following table summarizes the changes in active dealer-partners and corresponding unit volume for the three and twelve months ended March 31, 2005 and 2004:

                                                THREE MONTHS ENDED MARCH 31, 2005          THREE MONTHS ENDED MARCH 31, 2004
                                             ----------------------------------------   ---------------------------------------
                                             DEALER-PARTNERS   UNIT VOLUME    AVERAGE   DEALER-PARTNERS   UNIT VOLUME   AVERAGE
                                             ---------------   -----------   --------   ---------------   -----------   -------
Production from quarter ended
December 31 of the prior year                     1,028           16,471       16.0            763           13,847       18.1
Attrition (1)                                       (92)            (278)       3.0            (63)            (284)       4.5
Volume change from dealer-partners
   active in both periods                           n/a            7,980        n/a            n/a            8,394        n/a
                                                  -----           ------       ----            ---           ------       ----
Current period volume from dealer-partners
   active both periods                              936           24,173       25.8            700           21,957       31.4
New dealer-partners (2)                             141            1,409       10.0            121            1,695       14.0
Restarts (3)                                         35              265        7.6             22              189        8.6
                                                  -----           ------       ----            ---           ------       ----
Current period production                         1,112           25,847       23.2            843           23,841       28.3

                                                TWELVE MONTHS ENDED MARCH 31, 2005         TWELVE MONTHS ENDED MARCH 31, 2004
                                             ----------------------------------------   ---------------------------------------
                                             DEALER-PARTNERS   UNIT VOLUME    AVERAGE   DEALER-PARTNERS   UNIT VOLUME   AVERAGE
                                             ---------------   -----------   --------   ---------------   -----------   -------
Production from twelve months ended
March 31 of the prior year                        1,006           67,969       67.6            783           51,973       66.4
Attrition (1)                                      (193)          (3,408)      17.7           (176)          (3,045)      17.3
Volume change from dealer-partners
   active in both periods                           n/a           (1,191)       n/a            n/a            4,360        n/a
                                                  -----           ------       ----          -----           ------       ----
Current period volume from dealer-partners
   active both periods                              813           63,370       77.9            607           53,288       87.8
New dealer-partners (2)                             480           14,117       29.4            367           13,561       37.0
Restarts (3)                                         26              474       18.2             32            1,120       35.0
                                                  -----           ------       ----          -----           ------       ----
Current period production                         1,319           77,961       59.1          1,006           67,969       67.6

(1) Dealer-partner attrition refers to the following formula: dealer-partners active during the prior period who become inactive during the current period.

(2) Excludes new dealer-partners that have enrolled in the Company's program, but have not submitted at least one Consumer Loan during the period.

(3) Restarts are previously active dealer-partners that were inactive during the prior period who became active during the current period.

     In March 2005, the Company implemented a change in policy that allows prospective dealer-partners to enroll in the Company's program without paying the $9,850 enrollment fee. Prospective dealer-partners choosing this option instead agree to allow the Company to keep 50% of the first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after 100 Consumer Loans have been originated and assigned to the Company. While the Company will lose enrollment fee revenue on those dealer-partners choosing this option and not reaching 100 Consumer Loans or otherwise qualifying for a Portfolio Profit Express payment, the Company will realize higher per dealer-partner enrollment fee revenue from those dealer-partners choosing this option and qualifying for a Portfolio Profit Express payment. Based on the historical average of Portfolio Profit Express payments, the Company expects average enrollment fee revenue per dealer-partner for those dealer-partners electing the new option and reaching 100 Consumer Loans will be approximately $15,000 - $20,000.

     License Fees. License fees increased to $2.0 million for the three months ended March 31, 2005 from $1.3 million for the same period in 2004. License fees represent CAPS fees charged to dealer-partners on a monthly basis. The increase was primarily due to an increase in the number of dealer-partners. The average number of dealer-partners billed for CAPS fees in the first quarter of 2005 was 1,117 compared to 787 for the same quarter in the prior year. In February 2005, the rate for CAPS fees increased from $499 per dealer-partner per month to $599 per month.

     Salaries and Wages. Salaries and wages, as a percentage of revenue, decreased to 19.0% for the three months ended March 31, 2005 from 21.1% for the same period in 2004 primarily due to a decrease in corporate support salaries, as a percentage of revenue, which is consistent with the Company's business plan of growing corporate infrastructure at a rate slower than the growth rate of the Dealer Loan portfolio.

     General and Administrative. General and administrative expenses, as a percentage of revenue, decreased to 11.5% for the three months ended March 31, 2005 from 12.9% for the same period in 2004 primarily due to: (i) a decrease in occupancy and equipment expenses, as a percentage of revenue, for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to a reduction in depreciation expense, as a percentage of revenue, and (ii) a decrease in legal expenses, as a percentage of revenue, for the three months ended March 31, 2005 compared to the same period in 2004 due to a reduction in litigation during the first quarter of 2005.

     Sales and Marketing. Sales and marketing expenses, as a percentage of revenue, remained consistent at 7.5% for the three months ended March 31, 2005 and 7.4% for the same period in 2004 primarily due to an increase in dealer-partner support products and services, as a percentage of revenue, offset by a decrease in sales commissions, as a percentage of revenue.

     Provision for Credit Losses. The provision for credit losses decreased to $0.7 million for the three months ended March 31, 2005 from $1.1 million for the same period in 2004. The provision for credit losses consists primarily of a provision to reduce the carrying value of Dealer Loans to maintain the initial yield established at the inception of the Dealer Loan. Additionally, the provision for credit losses includes a provision for losses on notes receivable and a provision for earned but unpaid revenue related to license fees. The decrease in provision for credit losses for the three months ended March 31, 2005, is primarily due to a reduction in the provision for credit losses required to maintain the initial yield established at the inception of the Dealer Loan.

     Stock-based Compensation Expense. Stock-based compensation expense increased to $755,000 for the three months ended March 31, 2005 from $522,000 for the same period in 2004. The increase in expense was primarily the result of additional expense recognized during the first quarter of 2005 as a result of a reduction in the period over which certain performance-based stock options were expected to vest, partially offset by a decrease in the number of unvested stock options outstanding from the prior year period.

     Foreign Currency Gain. The foreign exchange gain increased to $645,000 for the three months ended March 31, 2005 from $165,000 for the same period in 2004. The foreign exchange gains for the three months ended March 31, 2005 and 2004 were primarily the result of changes in the fair value of forward contracts entered into during the third quarter of 2003, as discussed in Note 5 to the consolidated financial statements.

     Provision for Income Taxes. The provision for income taxes increased to $9.2 million for the three months ended March 31, 2005 from $6.5 million for the same period in 2004 due to the increase in the Company's income before provision for income taxes.

United Kingdom

                                           THREE MONTHS             THREE MONTHS
                                               ENDED                    ENDED
                                             MARCH 31,      % OF      MARCH 31,      % OF
                                               2005       REVENUE       2004       REVENUE
                                           ------------   -------   ------------   -------
(Dollars in thousands)
REVENUE:
Finance charges                               $ 418        100.0%      $1,448       100.0%
                                              -----        -----       ------       -----
   Total revenue                                418        100.0        1,448       100.0
COSTS AND EXPENSES:
Salaries and wages                               97         23.1          611        42.3
General and administrative                      195         46.7          520        35.9
Provision for credit losses                    (151)       (36.1)         (50)       (3.5)
Stock-based compensation expense                 22          5.3           45         3.1
                                              -----        -----       ------       -----
   Total costs and expenses                     163         39.0        1,126        77.8
                                              -----        -----       ------       -----
Income before provision for income taxes        255         61.0          322        22.2
Provision for income taxes                       71         17.0           90         6.2
                                              -----        -----       ------       -----
Net income                                    $ 184         44.0%      $  232        16.0%
                                              =====        =====       ======       =====

     Effective June 30, 2003, the Company decided to stop originating Consumer Loans in the United Kingdom. As a result, the size of the Consumer Loan portfolio in the United Kingdom has declined significantly. The declines in the revenues and expenses are primarily a result of this decision.

Other

                                                    THREE                 THREE
                                                    MONTHS                MONTHS
                                                    ENDED                 ENDED
                                                  MARCH 31,     % OF    MARCH 31,    % OF
                                                     2005     REVENUE      2004     REVENUE
                                                  ---------   -------   ---------   -------
(Dollars in thousands)
REVENUE:
Finance charges                                     $ 56       11.5%     $  241       13.9%
Other income                                         430       88.5       1,495       86.1
                                                    ----      -----      ------      -----
   Total revenue                                     486      100.0       1,736      100.0
COSTS AND EXPENSES:
Salaries and wages                                    76       15.6         233       13.4
General and administrative                            73       15.0         132        7.6
Provision for credit losses                          192       39.5         244       14.1
Interest                                             144       29.6         240       13.8
Other expense                                         61       12.6         399       23.0
                                                    ----      -----      ------      -----
   Total costs and expenses                          546      112.3       1,248       71.9
                                                    ----      -----      ------      -----
Operating (loss) income                              (60)     (12.3)        488       28.1
Foreign exchange loss                                 --         --         (14)      (0.8)
                                                    ----      -----      ------      -----
(Loss) income before provision for income taxes      (60)     (12.3)        474       27.3
(Credit ) provision for income taxes                  (6)      (1.2)        188       10.8
                                                    ----      -----      ------      -----
Net loss                                            $(54)     (11.1)%    $  286       16.5%
                                                    ====      =====      ======      =====

     The Other segment consists of the Company's automobile leasing business, Canadian automobile financing business (accounted for as Dealer Loans) and secured lines of credit and floorplan financing products. In January 2002, the Company decided to stop originating automobile leases and effective June 30, 2003, the Company decided to stop originating Dealer Loans in Canada. As a result, the average size of the lease portfolio and Dealer Loan portfolio in Canada have declined significantly. The Company has also significantly reduced its floorplan and secured line of credit portfolios since 2001. The declines in the revenues and expenses are primarily a result of these decisions.

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on going basis, the Company evaluates its estimates, including those related to the recognition of finance charge revenue and the allowance for credit losses. Item 7 of the Company's Annual Report on Form 10-K discusses several critical accounting policies, which the Company believes involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting policies from those discussed in the Company's annual report on Form 10-K for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital are cash flows from operating activities, collections of Consumer Loans receivable and borrowings under the Company's lines of credit and secured financings. The Company's principal need for capital is to fund Dealer Loan originations and for the payment of dealer holdbacks.

     The Company's cash and cash equivalents decreased to $275,000 as of March 31, 2005 from $614,000 at December 31, 2004. The Company's total balance sheet indebtedness increased to $200.1 million at March 31, 2005 from $193.5 million at December 31, 2004. These changes were primarily a result of an increase in advances to dealers resulting from an increase in Consumer Loan acceptances during the period.

     Restricted Securities. The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, and stated at fair value with unrealized gains and losses, net of income taxes included in the determination of comprehensive income and reported as a component of shareholders' equity.

     Restricted available-for-sale securities consist of the following:

                                                             AS OF MARCH 31, 2005
                                                 --------------------------------------------
                                                             GROSS        GROSS     ESTIMATED
                                                          UNREALIZED   UNREALIZED      FAIR
                                                  COST       GAINS       LOSSES       VALUE
                                                 ------   ----------   ----------   ---------
US Government and agency securities              $  844       $--         $ (7)       $  837
Corporate bonds                                   1,032        --          (24)        1,008
                                                 ------       ---         ----        ------
Total restricted securities available for sale   $1,876       $--         $(31)       $1,845
                                                 ======       ===         ====        ======

                                                            AS OF DECEMBER 31, 2004
                                                 --------------------------------------------
                                                             GROSS        GROSS     ESTIMATED
                                                          UNREALIZED   UNREALIZED      FAIR
                                                  COST       GAINS       LOSSES       VALUE
                                                 ------   ----------   ----------   ---------
US Government and agency securities               $150        $--         $(2)         $148
Corporate bonds                                    784          1          (5)          780
                                                  ----        ---         ---          ----
Total restricted securities available for sale    $934        $ 1         $(7)         $928
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

                                                       AS OF MARCH 31, 2005   AS OF DECEMBER 31, 2004
                                                       --------------------   -----------------------
                                                                  ESTIMATED              ESTIMATED
                                                         COST    FAIR VALUE      COST   FAIR VALUE
                                                        ------   ----------      ----   ----------
Contractual Maturity
   Within one year                                      $   50     $   49        $ --      $ --
   Over one year to five years                           1,677      1,649         857       852
   Over five years to ten years                            149        147          77        76
   Over ten years                                           --         --          --        --
                                                        ------     ------        ----      ----
      Total restricted securities available for sale    $1,876     $1,845        $934      $928
                                                        ======     ======        ====      ====

     Line of Credit Facility. At March 31, 2005, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 9, 2006. At March 31, 2005, the agreement provided that, at the Company's option, interest is payable at either the Eurodollar rate plus 130 basis points (4.16% at March 31, 2005), or at the prime rate (5.75% at March 31, 2005). The Eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of the net book value of Dealer Loans plus 65% of the net book value of Consumer Loans purchased by the Company (not to exceed a maximum of 25% of the aggregate borrowing base limitation), less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. The credit agreement uses terminology corresponding to the Company's historical method of accounting. As a result, the net book value of Dealer Loans would require adjustment to reflect the equivalent terms used in the credit agreement.

     The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay annual and quarterly fees on the amount of the commitment. As of March 31, 2005 and December 31, 2004, there was $27.3 million and $7.7 million outstanding under this facility. The maximum amount outstanding was approximately $27.4 million and $66.2 million during the three months ended March 31, 2005 and 2004, respectively. The weighted average balance outstanding was $19.6 million and $38.9 million during the three months ended March 31, 2005 and 2004, respectively. The weighted average interest rate on line of credit borrowings outstanding on March 31, 2005 was 4.15%. The Company is currently negotiating modifications to the credit agreement to conform the terminology used in the agreement to the Company's current business and method of accounting and to update certain financial covenant levels.

     Secured Financing. The secured financing agreements described below that were in place at March 31, 2005 used terminology corresponding to the Company's historical method of accounting. The discussion below describes the agreements as drafted, including references to advance rates based on asset values determined under the historical accounting methodology. As a result, calculations using advance rates and assets valued pursuant to the current accounting methodology will not reflect actual limitations imposed by the agreements. The Company is currently negotiating modifications to the secured financing agreements that remain in effect as of the date of this report to adjust the advance rates and/or determination of asset values and to otherwise conform the terminology used in these agreements to the Company's current method of accounting as necessary to keep the parties' rights constant.

     In the third quarter of 2003, the Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. II ("Warehouse Funding" or "2003-2"), completed a revolving secured financing transaction with an institutional investor. In the third quarter of 2004, Warehouse Funding increased the facility limit and renewed the commitment. Under the renewed facility, Warehouse Funding may receive up to $200.0 million in financing when the Company conveys Dealer Loans to Warehouse Funding for cash and equity in Warehouse Funding. Warehouse Funding will in turn pledge the Dealer Loans as collateral to the institutional investor to secure loans that will fund the cash portion of the purchase price of the Dealer Loans. As required under the agreement, all amounts outstanding under the facility were refinanced and the facility paid to zero in August 2004. This revolving facility, which was to mature on August 9, 2005, but has been extended to February 15, 2006, allows conveyances of Dealer Loans by the Company and related borrowing by Warehouse Funding in which Warehouse Funding will receive 75% of the net book value of the contributed Dealer Loans up to the $200.0 million facility limit. In addition to the maturity of the facility, there is a requirement that any amounts outstanding under the facility be refinanced, and the facility paid to zero, by February 15, 2006. If this does not occur or the requirement is not waived, or if the facility is not extended, the transaction will cease to revolve, will amortize as collections are received and, at the option of the institutional investor, may be subject to acceleration and foreclosure. Although Warehouse Funding will be liable for any secured financing under the facility, the financing will be non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes. As Warehouse Funding is organized as a separate special purpose legal entity from the Company, assets of Warehouse Funding (including the conveyed Dealer Loans) will not be available to satisfy the general obligations of the Company. All the assets of Warehouse Funding have been encumbered to secure Warehouse Funding's obligations to its creditors. Borrowings under the facility will bear interest at a floating rate equal to the commercial paper rate plus 65 basis points, which has been limited to a maximum rate of 6.25% (increased to 6.75% in September 2005) through interest rate cap agreements. The interest rate at March 31, 2005 was 3.39%. The Company will receive a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not have any rights in any portion of such collections. As of March 31, 2005 and December 31, 2004, there was $77.0 million and $76.0 million, respectively, outstanding under this facility.

     In the third quarter of 2004, the Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2004-1 ("Funding 2004-1"), completed a secured financing transaction, in which Funding 2004-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2004-1, Dealer Loans having a net book value of approximately $134.0 million to Funding 2004-1, which, in turn, conveyed the Dealer Loans to a trust, which issued $100.0 million in notes to qualified institutional investors. Radian Asset Assurance issued the primary financial insurance policy in connection with the transaction, and XL Capital Assurance issued a backup financial insurance policy. The policies guaranteed the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes were rated "Aaa" by Moody's Investor Services and "AAA" by Standard & Poor's Rating Services. The proceeds of the initial conveyance to Funding 2004-1 were used by the Company to purchase Dealer Loans, on an arm's-length basis, from Warehouse Funding. Until February 15, 2005, the Company conveyed additional Dealer Loans to Funding 2004-1 which were then conveyed by Funding 2004-1 to the trust, and used by the trust as collateral in support of the outstanding debt. As of March 31, 2005, additional Dealer Loans having a net book value of approximately $20.0 million had been conveyed by the Company after the completion of the initial funding. After February 15, 2005, the debt outstanding under this facility began to amortize. The secured financing created loans for which the trust was liable and which were secured by all the assets of the trust and of Funding 2004-1. Such loans were non-recourse to the Company, even though the trust, Funding 2004-1 and the Company were consolidated for financial reporting purposes. As Funding 2004-1 was organized as a separate legal entity from the Company, assets of Funding 2004-1 (including the conveyed Dealer Loans) were not available to satisfy the general obligations of the Company. All the assets of Funding 2004-1 were encumbered to secure Funding 2004-1's obligations to its creditors. The notes bore interest at a fixed rate of 2.53%. The annualized cost of the secured financing, including underwriters fees, the insurance premiums and other costs was 6.6%. The Company received a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company did not receive, or have any rights in, any portion of such collections, except for a limited right in its capacity as Servicer to exercise a "clean-up call" option to purchase Dealer Loans from Funding 2004-1 under certain specified circumstances. As of March 31, 2005 and December 31, 2004, there was $86.1 million and $100.0 million, respectively, outstanding under this secured financing transaction. In the fourth quarter of 2005, the Company exercised its "clean-up call" option to reacquire the remaining Dealer Loans from the trust and directed the trust to redeem the notes in full. The remaining assets of the trust, including remaining collections, were paid over to Funding 2004-1 as the sole beneficiary of the trust and then distributed to the Company as the sole member of Funding 2004-1. As a result, this secured financing transaction was terminated after a total term of 15 months.

     The Company and its subsidiaries have completed a total of eleven secured financing transactions, nine of which have been repaid in full as of March 31, 2005. Information about the outstanding secured financing transactions is as follows (dollars in thousands):

                                           Secured Financing     Secured Dealer        Balance as
                                               Balance at      Advance Balance at      Percent of
Issue Number     Close Date       Limit      March 31, 2005      March 31, 2005     Original Balance
------------   --------------   --------   -----------------   ------------------   ----------------
   2004-1         August 2004   $100,000        $86,112              $121,398               86%
   2003-2      September 2003*  $200,000         77,000               111,147              n/a

* In August 2004, the 2003-2 Loan and Security Agreement was amended to increase the facility limit to $200 million and extend the commitment period to August 9, 2005. The commitment period has subsequently been extended to February 15, 2006.

     Mortgage Loan. The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $8.0 million and $8.2 million outstanding on this loan as of March 31, 2005 and December 31, 2004, respectively. During the second quarter of 2004, the loan, which now matures on June 9, 2009, was refinanced and increased by $3.5 million under similar terms and conditions. The loan bears interest at a fixed rate of 5.35%, and requires monthly payments of $92,156 and a balloon payment at maturity for the balance of the loan.

     Capital Lease Obligations. As of March 31, 2005, the Company has various capital lease obligations outstanding for computer equipment, with monthly payments totaling $69,000. The total amount of capital lease obligations outstanding as of March 31, 2005 and December 31, 2004 were $1.7 million and $1.6 million, respectively. These capital lease obligations bear interest at rates ranging from 7.28% to 9.31% and have maturity dates between October 2005 and March 2008.

     Debt Covenants. The Company's debt facilities require compliance with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. The Company must also maintain a specified minimum level of net worth, which may indirectly limit the payment of dividends on common stock. Although the Company was not in compliance with its covenants due to its inability to timely file its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, the Company had received waivers of this requirement on its debt facilities and these waivers became permanent upon the filing of such reports.

     In addition to the balance sheet indebtedness as of March 31, 2005, the Company also has contractual obligations resulting in future minimum payments under operating leases. A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                                                PERIOD OF REPAYMENT
                                                 ------------------------------------------------
                                                 LESS THAN                           GREATER THAN
CONTRACTUAL OBLIGATIONS                 TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS      5 YEARS
-----------------------               --------   ---------   ---------   ---------   ------------
Long-term debt obligations            $198,460    $163,622    $29,565      $5,273         $--
Capital lease obligations                1,653         609      1,044          --          --
Operating lease obligations              2,556         676      1,660         220          --
Purchase obligations                        --          --         --          --          --
Other long-term obligations (1) (2)         --          --         --          --          --
                                      --------    --------    -------      ------         ---
   Total contractual obligations      $202,669    $164,907    $32,269      $5,493         $--
                                      ========    ========    =======      ======         ===

(1) The Company has dealer holdback liabilities on its balance sheet; however, as payments of dealer holdbacks are contingent upon the receipt of customer payments on Consumer Loans receivable and the repayment of dealer advances, these obligations are excluded from the above table.

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

     Liquidation of Non-Core Businesses. As of March 31, 2005, the Company expects to receive approximately $11.1 million from the liquidation of its United Kingdom, Canadian and Automobile Leasing businesses. The expected liquidation proceeds have been determined based on the Company's forecast of cash inflows and outflows during the estimated remaining years of operation for each business. Detail of expected future net liquidation proceeds follows:

                              AS OF
                         MARCH 31, 2005
                         --------------
(Dollars in thousands)
United Kingdom               $ 8,900
Canada                         1,700
Automobile Leasing               500
                             -------
                             $11,100
                             =======

     The Company intends to utilize proceeds from businesses being liquidated to: (i) fund dealer-partner advances on Consumer Loans accepted in the United States and (ii) fund share repurchases. During the first quarter of 2005, the Company received $4.3 million in liquidation proceeds.

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

     - adverse changes in the automobile or finance industries or in the non-prime consumer finance market,

     - the Company's potential inability to maintain or increase the volume of loans,

     - an increase in the amount or severity of litigation against the Company,

     - the loss of key management personnel or inability to hire qualified personnel,

     - the effect of natural disasters, terrorist attacks and other potential disasters or attacks; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2004 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

     Evaluation of disclosure controls and procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure material information required to be disclosed in the Company's reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation and on the status of the remediation of the material weakness discussed below, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

     Changes in Internal Controls. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, there was a material weakness in the Company's internal control over financial reporting at December 31, 2004 relating to income taxes. The Company remediated the material weakness during the quarter ended March 31, 2005 by strengthening the resources used in the accounting for income taxes and implementing additional monitoring and oversight controls including engaging external tax advisors to assist in the review of our income tax calculations to ensure compliance with generally accepted accounting principles. There have been no other changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

     See Index of Exhibits following the signature page, which is incorporated herein by reference.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CREDIT ACCEPTANCE CORPORATION
                                     (Registrant)


                                     By: /s/ Kenneth S. Booth
                                         ---------------------------------------
                                         Kenneth S. Booth
                                         Chief Financial Officer
                                         January 27, 2006

                                         (Principal Financial Officer, Principal
                                         Accounting Officer and Duly Authorized
                                         Officer)

                                INDEX OF EXHIBITS

 EXHIBIT
  NO.      NOTE                             DESCRIPTION
--------   ----                             -----------
3(b)         1    Amended and Restated Bylaws of the Company, as amended,
                  February 24, 2005

4(f)(64)     2    Amendment No. 1, dated January 19, 2005, to Sale and Servicing
                  Agreement dated as of August 25, 2004 among the Company,
                  Credit Acceptance Auto Dealer Loan Trust 2004-1, Credit
                  Acceptance Funding LLC 2004-1, JPMorgan Chase Bank and Systems
                  & Services Technologies, Inc.

4(f)(65)     3    Amendment No. 2, dated January 21, 2005, to the Loan and
                  Security Agreement, dated September 30, 2003, among the
                  Company, CAC Warehouse Funding Corporation II, Wachovia Bank,
                  National Association, Variable Funding Capital Corporation,
                  and Wachovia Capital Markets, LLC.

10(q)(2)     4    Form of Restricted Stock Grant Agreement

10(q)(3)     5    Incentive Compensation Bonus Formula

31(a)        6    Certification of Chief Executive Officer, pursuant to Rule
                  13a-14(a) of the Securities Exchange Act.

31(b)        6    Certification of Chief Financial Officer, pursuant to Rule
                  13a-14(a) of the Securities Exchange Act.

32(a)        6    Certification of Chief Executive Officer, pursuant to 18
                  U.S.C. Section 1350 and Rule 13a-14(b) of the Securities
                  Exchange Act.

32(b)        6    Certification of Chief Financial Officer, pursuant to 18
                  U.S.C. Section 1350 and Rule 13a-14(b) of the Securities
                  Exchange Act.

1 Previously filed as an exhibit to the Company's 2004 Form 10-K and incorporated herein by reference.

2 Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference.

3 Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 9, 2005, and incorporated herein by reference.

4 Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 24, 2005, and incorporated herein by reference.

5 Previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 29, 2005, and incorporated herein by reference.

6    Filed herewith.