Form 10-Q
period 2005-06-30
CREDIT ACCEPTANCE CORPORATION
filed 2006-01-30
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ___________

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

The number of shares of Common Stock, par value $.01, outstanding on December 31, 2005 was 37,027,286.

                                TABLE OF CONTENTS

                         PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Income Statements  -
          Three and six months ended June 30, 2005 and June 30, 2004        1

        Consolidated Balance Sheets  -
          As of June 30, 2005 and December 31, 2004                         2

        Consolidated Statements of Cash Flows  -
          Six months ended June 30, 2005 and June 30, 2004                  3

        Notes to Consolidated Financial Statements                          4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                         12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS         26

ITEM 4. CONTROLS AND PROCEDURES                                             26

                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS                                                            27

SIGNATURE                                                                   28

INDEX OF EXHIBITS                                                           29

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                               ------------------------  --------------------------
(Dollars in thousands, except per share data)     2005         2004          2005          2004
                                               -----------  -----------  ------------  ------------
REVENUE:
  Finance charges                              $    44,637  $    38,558  $     87,093  $     73,834
  License fees                                       2,252        1,362         4,212         2,628
  Other income                                       3,789        3,727         7,527         7,865
                                               -----------  -----------  ------------  ------------
    Total revenue                                   50,678       43,647        98,832        84,327
                                               -----------  -----------  ------------  ------------

COSTS AND EXPENSES:
  Salaries and wages                                 9,020        8,475        18,184        17,280
  General and administrative                         6,120        4,987        11,845        10,461
  Sales and marketing                                3,269        2,775         6,796         5,564
  Provision for credit losses                        1,193        1,994         1,896         3,260
  Interest                                           3,613        2,485         7,356         5,311
  Stock-based compensation expense                     529          864         1,306         1,431
  Other expense                                        266          324           401           743
                                               -----------  -----------  ------------  ------------
    Total costs and expenses                        24,010       21,904        47,784        44,050
                                               -----------  -----------  ------------  ------------

Operating income                                    26,668       21,743        51,048        40,277
  Foreign currency gain                                382          906         1,027         1,057
                                               -----------  -----------  ------------  ------------
Income before provision for income
  taxes                                             27,050       22,649        52,075        41,334
  Provision for income taxes                         9,997        5,476        19,308        12,209
                                               -----------  -----------  ------------  ------------
Net income                                     $    17,053  $    17,173  $     32,767  $     29,125
                                               ===========  ===========  ============  ============
Net income per common share:
  Basic                                        $      0.46  $      0.44  $       0.89  $       0.74
                                               ===========  ===========  ============  ============
  Diluted                                      $      0.44  $      0.41  $       0.83  $       0.70
                                               ===========  ===========  ============  ============
Weighted average shares outstanding:
Basic                                           37,016,038   39,240,321    36,933,601    39,516,011
Diluted                                         39,064,886   41,413,308    39,273,824    41,790,255

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                                         AS OF
                                                                                               -------------------------
                                                                                                 JUNE 30,   DECEMBER 31,
(Dollars in thousands, except per share data)                                                      2005         2004
                                                                                               -----------  ------------
                                            ASSETS:
Cash and cash equivalents                                                                      $       988  $        614
Restricted cash and cash equivalents                                                                33,097        23,927
Restricted securities available for sale                                                             2,191           928

Loans receivable (including $15,587 and $18,353 from affiliates in 2005 and 2004,
  respectively)                                                                                    696,441       667,394
Allowance for credit losses                                                                       (136,437)     (141,383)
                                                                                               -----------  ------------
    Loans receivable, net                                                                          560,004       526,011
                                                                                               -----------  ------------

Property and equipment, net                                                                         19,520        19,706
Income taxes receivable                                                                              7,900         9,444
Other assets                                                                                         9,684        10,683
                                                                                               -----------  ------------
    Total Assets                                                                               $   633,384  $    591,313
                                                                                               ===========  ============
                             LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Accounts payable and accrued liabilities                                                     $    53,821  $     49,384
  Dealer reserve payable, net                                                                        8,243        15,675
  Line of credit                                                                                    44,700         7,700
  Secured financing                                                                                151,090       176,000
  Mortgage note and capital lease obligations                                                        9,494         9,847
  Deferred income taxes, net                                                                        31,568        31,817
                                                                                               -----------  ------------
     Total Liabilities                                                                             298,916       290,423
                                                                                               -----------  ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued                              -             -
  Common stock, $.01 par value, 80,000,000 shares authorized, 37,019,305 and
   36,897,242 shares issued and outstanding as of June 30, 2005 and
   December 31, 2004, respectively                                                                     370           369
  Paid-in capital                                                                                   28,920        25,640
  Unearned stock-based compensation                                                                 (1,834)            -
  Retained earnings                                                                                304,679       271,912
  Accumulated other comprehensive income                                                             2,333         2,969
                                                                                               -----------  ------------
    Total Shareholders' Equity                                                                     334,468       300,890
                                                                                               -----------  ------------
    Total Liabilities and Shareholders' Equity                                                 $   633,384  $    591,313
                                                                                               ===========  ============

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(Dollars in thousands)
                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                ------------------------------
                                                                                   2005               2004
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                     $     32,767      $     29,125
 Adjustments to reconcile cash provided by operating activities:
  Provision for credit losses                                                          1,896             3,260
  Depreciation                                                                         2,705             3,026
  Loss on retirement of property and equipment                                             5               141
  Foreign currency gain on forward contracts                                          (1,032)           (1,059)
  Credit for deferred income taxes                                                      (249)           (4,520)
  Stock-based compensation                                                             1,306             1,431
 Change in operating assets and liabilities:
 Accounts payable and accrued liabilities                                              5,265             7,255
  Income taxes receivable/payable                                                      1,544            (3,911)
  Other assets                                                                         1,009              (793)
                                                                                ------------      ------------
    Net cash provided by operating activities                                         45,216            33,955
                                                                                ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in restricted cash                                                            (9,170)            7,174
 Increase in restricted securities available for sale                                 (1,263)             (669)
 Principal collected on loans receivable                                             232,979           196,395
 Advances to dealers and accelerated payments                                       (246,349)         (229,538)
 Originations and purchases of new consumer loans                                     (6,676)           (3,247)
 Payments of dealer holdbacks                                                        (24,767)          (16,125)
 (Purchases) sale of property and equipment                                           (2,120)              897
                                                                                ------------      ------------
    Net cash used in investing activities                                            (57,366)          (45,113)
                                                                                ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of credit                                                        135,000           149,000
 Repayments of line of credit                                                        (98,000)         (118,400)
 Proceeds from secured financing                                                      48,500           100,000
 Repayments of secured financing                                                     (73,410)          (69,572)
 Principal payments under mortgage note and capital lease obligations                   (593)           (2,161)
 Proceeds from mortgage note refinancing                                                  --             3,540
 Repurchase of common stock                                                               --           (50,706)
 Proceeds from stock options exercised                                                   141               563
                                                                                ------------      ------------
    Net cash provided by financing activities                                         11,638            12,264
                                                                                ------------      ------------
    Effect of exchange rate changes on cash                                              886              (960)
                                                                                ------------      ------------
Net increase in cash and cash equivalents                                                374               146
 Cash and cash equivalents, beginning of period                                          614             1,136
                                                                                ------------      ------------
 Cash and cash equivalents, end of period                                       $        988      $      1,282
                                                                                ============      ============

SUPPLEMENTAL DISCLOSURE OF NON- CASH TRANSACTIONS:
 Property and equipment acquired through capital lease obligations              $        217      $      1,785
 Issuance of restricted stock                                                          1,964                --

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

      The Company's servicing fee is equal to a fixed percentage (typically 20%) of each payment collected. In addition, the Company receives fees for other products and services ("dealer-holdback").

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

      During the first quarter of 2004, the Company entered into agreements with two new TPAs. The two new agreements differ from the prior agreement in three material respects: (i) the new agreements provide a commission to the Company on all vehicle service contracts sold by its dealer-partners, regardless of whether the vehicle service contract is financed by the Company, (ii) the Company experiences a higher commission on vehicle service contracts financed by the Company, and (iii) the new agreements allow the Company to participate in underwriting profits depending on the level of future claims paid. The two new agreements also require that net premiums on the vehicle service contracts be placed in trust accounts by the TPA. Funds in the trust accounts are utilized by the TPA to pay claims on the vehicle service contracts. Underwriting profits, if any, on the vehicle service contracts are distributed to the Company after the term of the vehicle service contracts have expired. Under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the Company is considered the primary beneficiary of the trusts. As a result, the assets and liabilities of the trusts have been consolidated on the Company's balance sheet. As of June 30, 2005, the trusts had $9.1 million in cash and cash equivalents available to pay claims and a related claims reserve of $9.1 million. Cash and cash equivalents are included in restricted cash and cash equivalents and the claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets. A third party insures claims in excess of funds in the trust accounts.

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

2. SIGNIFICANT ACCOUNTING POLICIES - (CONCLUDED)

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

3. LOANS RECEIVABLE

    A summary of the changes in Loans receivable is as follows (in thousands):

                                                                                 THREE MONTHS ENDED JUNE 30, 2005
                                                                  ------------------------------------------------------------------
                                                                   DEALER LOANS    CONSUMER LOANS    OTHER LOANS          TOTAL
                                                                  --------------   --------------   --------------   --------------
Balance, beginning of period                                      $      657,849   $       31,881   $        3,815   $      693,545
New loans                                                                108,358            3,739                -          112,097
Dealer holdback payments                                                  12,771                -                -           12,771
Net cash collections on loans                                           (110,311)          (4,437)               -         (114,748)
Write-offs                                                                (3,311)          (3,727)               -           (7,038)
Recoveries                                                                     -              694                -              694
Net change in floorplan receivables, notes receivable, and lines               -                -              (49)             (49)
  of credit
Other                                                                          -              167                -              167
Currency translation                                                         (77)            (921)               -             (998)
                                                                  --------------   --------------   --------------   --------------
Balance, end of period                                            $      665,279   $       27,396   $        3,766   $      696,441
                                                                  ==============   ==============   ==============   ==============

                                                                                 THREE MONTHS ENDED JUNE 30, 2004
                                                                  ------------------------------------------------------------------
                                                                   DEALER LOANS    CONSUMER LOANS    OTHER LOANS         TOTAL
                                                                  --------------   --------------   --------------   --------------
Balance, beginning of period                                      $      583,095   $       62,018   $        7,595   $      652,708
New loans                                                                 99,587            1,632                -          101,219
Dealer holdback payments                                                   7,592                -                -            7,592
Net cash collections on loans                                            (86,432)          (7,944)               -          (94,376)
Write-offs                                                                (1,648)          (5,782)               -           (7,430)
Recoveries                                                                     -              496                -              496
Net change in floorplan receivables, notes receivable, and lines               -                -           (1,043)          (1,043)
  of credit
Other                                                                          -              199                -              199
Currency translation                                                        (259)            (709)               -             (968)
                                                                  --------------   --------------   --------------   --------------
Balance, end of period                                            $      601,935   $       49,910   $        6,552   $      658,397
                                                                  ==============   ==============   ==============   ==============

                                                                                  SIX MONTHS ENDED JUNE 30, 2005
                                                                  ------------------------------------------------------------------
                                                                   DEALER LOANS    CONSUMER LOANS    OTHER LOANS          TOTAL
                                                                  --------------   --------------   --------------   --------------
Balance, beginning of period                                      $      626,284   $       36,760   $        4,350   $      667,394
New loans                                                                246,349            6,676                -          253,025
Dealer holdback payments                                                  24,513                -                -           24,513
Net cash collections on loans                                           (225,361)          (9,218)               -         (234,579)
Write-offs                                                                (6,314)          (7,034)               -          (13,348)
Recoveries                                                                     -            1,172                -            1,172
Net change in floorplan receivables, notes receivable, and lines
  of credit                                                                    -                -             (584)            (584)
Other                                                                          -              370                -              370
Currency translation                                                        (192)          (1,330)               -           (1,522)
                                                                  --------------   --------------   --------------   --------------
Balance, end of period                                            $      665,279   $       27,396   $        3,766   $      696,441
                                                                  ==============   ==============   ==============   ==============

                                                                                  SIX MONTHS ENDED JUNE 30, 2004
                                                                  ------------------------------------------------------------------
                                                                   DEALER LOANS    CONSUMER LOANS    OTHER LOANS         TOTAL
                                                                  --------------   --------------   --------------   --------------
Balance, beginning of period                                      $      537,671   $       75,098   $        6,668   $      619,437
New loans                                                                229,538            3,247                -          232,785
Dealer holdback payments                                                  15,247                -                -           15,247
Net cash collections on loans                                           (176,968)         (16,888)               -         (193,856)
Write-offs                                                                (3,061)         (13,522)               -          (16,583)
Recoveries                                                                     -            1,038                -            1,038
Net change in floorplan receivables, notes receivable, and lines
  of credit                                                                    -                -             (116)            (116)
Other                                                                          -              343                -              343
Currency translation                                                        (492)             594                -              102
                                                                  --------------   --------------   --------------   --------------
Balance, end of period                                            $      601,935   $       49,910   $        6,552   $      658,397
                                                                  ==============   ==============   ==============   ==============


    A summary of the changes in the Allowance for credit losses is as follows (in thousands):


                                                                          THREE MONTHS ENDED JUNE 30, 2005
                                                           -----------------------------------------------------------------
                                                            DEALER LOANS    CONSUMER LOANS    OTHER LOANS          TOTAL
                                                           --------------   --------------   --------------   --------------
Balance, beginning of period                               $      132,256   $        6,732   $            -   $      138,988
Provision for credit losses (1)                                     1,813             (647)            (202)             964
Write-offs                                                         (3,312)            (875)            (157)          (4,344)
Recoveries                                                              -              785              437            1,222
Other changes in floorplan receivables, notes receivable,
  and lines of credit                                                   -                -                -                -
Currency translation                                                  (13)            (302)             (78)            (393)
                                                           --------------   --------------   --------------   --------------
Balance, end of period                                     $      130,744   $        5,693   $            -   $      136,437
                                                           ==============   ==============   ==============   ==============


                                                                           THREE MONTHS ENDED JUNE 30, 2004
                                                           -----------------------------------------------------------------
                                                            DEALER LOANS    CONSUMER LOANS    OTHER LOANS         TOTAL
                                                           --------------   --------------   --------------   --------------
Balance, beginning of period                               $      136,106   $        6,545   $          361   $      143,012
Provision for credit losses (1)                                     1,918             (218)            (153)           1,547
Write-offs                                                         (1,647)            (157)               -           (1,804)
Recoveries                                                              -              470                -              470
Other changes in floorplan receivables, notes receivable,
  and lines of credit                                                   -                -              271              271
Currency translation                                                  (34)             (65)               -              (99)
                                                           --------------   --------------   --------------   --------------
Balance, end of period                                     $      136,343   $        6,575   $          479   $      143,397
                                                           ==============   ==============   ==============   ==============


(1) Does not include a provision of $229,000 and $447,000 for earned but unpaid revenue related to license fees for the three months ended March 31, 2005 and 2004, respectively.

(3) LOANS RECEIVABLE - (CONCLUDED)

                                                                            SIX MONTHS ENDED JUNE 30, 2005
                                                           -----------------------------------------------------------------
                                                            DEALER LOANS    CONSUMER LOANS     OTHER LOANS        TOTAL
                                                           --------------   --------------   --------------   --------------
Balance, beginning of period                               $      134,599   $        6,774   $       10,000   $      151,373
Provision for credit losses (2)                                     2,487             (823)             (20)           1,644
Write-offs                                                         (6,315)          (1,209)            (157)          (7,681)
Recoveries                                                              -            1,416              437            1,853
Other changes in floorplan receivables, notes receivable,
  and lines of credit                                                   -                -          (10,182)         (10,182)
Currency translation                                                  (27)            (465)             (78)            (570)
                                                           --------------   --------------   --------------   --------------
Balance, end of period                                     $      130,744   $        5,693   $            -   $      136,437
                                                           ==============   ==============   ==============   ==============



                                                                           SIX MONTHS ENDED JUNE 30, 2004
                                                           ----------------------------------------------------------------
                                                            DEALER LOANS    CONSUMER LOANS    OTHER LOANS        TOTAL
                                                           --------------   --------------   --------------  --------------
Balance, beginning of period                               $      136,514   $        6,689   $          106  $      143,309
Provision for credit losses (2)                                     2,936             (306)             182           2,812
Write-offs                                                         (3,060)            (807)               -          (3,867)
Recoveries                                                              -              948                -             948
Other changes in floorplan receivables, notes receivable,
  and lines of credit                                                   -                -              191             191
Currency translation                                                  (47)              51                -               4
                                                           --------------   --------------   --------------  --------------
Balance, end of period                                     $      136,343   $        6,575   $          479  $      143,397
                                                           ==============   ==============   ==============  ==============


(2) Does not include a provision of $252,000 and $448,000 for earned but unpaid revenue related to license fees for the three months ended March 31, 2005 and 2004, respectively.



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

                                     As of June 30, 2005        As of December 31, 2004
                                ----------------------------  ---------------------------
                                  Affiliated                    Affiliated
                                dealer-partner      % of      dealer-partner      % of
                                   balance      consolidated     balance      consolidated
                                --------------  ------------  --------------  ------------
Affiliated Dealer Loan balance    $  13,900         2.1%        $ 16,700         2.7%

                  For the Three Months ended   For the Six Months ended   For the Three Months ended  For the Six Months ended
                        June 30, 2005                June 30, 2005              June 30, 2004               June 30, 2004
                 --------------------------- --------------------------- --------------------------- ---------------------------
                   Affiliated                  Affiliated                  Affiliated                  Affiliated
                 dealer-partner    % of      dealer-partner     % of     dealer-partner    % of      dealer-partner     % of
                    activity    consolidated    activity    consolidated    activity    consolidated    activity    consolidated
                 -------------- ------------ -------------- ------------ -------------- ------------ -------------- ------------
Advances            $  2,400        2.2%       $   3,100        3.1%       $   5,700        2.3%       $   7,200        3.1%

Affiliated
  dealer-partner
  revenue           $    900        2.1%       $   1,800        2.1%       $   1,100        3.0%       $   2,000        2.9%

    Pursuant to an employment agreement with the Company's President dated April 19, 2001, the Company loaned the President's dealerships $850,000. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22%, is unsecured, and is personally guaranteed by the Company's President. The balance of the note including accrued but unpaid interest was approximately $1,121,000 and $1,099,000 as of June 30, 2005 and December 31, 2004,
respectively. In addition, pursuant to the employment agreement, the Company loaned the President approximately $478,000. The note, dated January 1, 2002, is due on April 19, 2011 including all principal and interest, bears interest at 5.22%, and is unsecured. The balance of the note including accrued interest was approximately $566,000 and $554,000 as of June 30, 2005 and December 31, 2004, respectively.

4. RELATED PARTY TRANSACTIONS - (CONCLUDED)

      Total CAPS and dealer enrollment fees earned from affiliated dealer-partners were $13,000 and $34,000 for the three and six months ended June 30, 2005, respectively, and $9,000 and $23,000 for the same periods in 2004.

      The Company paid for air transportation services provided by a company owned by the Company's majority shareholder and Chairman totaling $35,000 for the three and six months ended June 30, 2005, and $61,000 and $82,000 for the same periods in 2004, respectively.

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

5. FORWARD CONTRACTS

      In the third quarter of 2003, the Company entered into a series of forward contracts with a commercial bank to manage foreign currency exchange risk associated with the cash flows anticipated from the exit of the United Kingdom operation. The Company did not have any outstanding contracts as of June 30, 2005. As of December 31, 2004, the Company had contracts outstanding to deliver
3.3 million British pounds sterling to the commercial bank which were exchanged into United States dollars at a weighted average exchange rate of 1.57 United States dollars per British pound sterling on a monthly basis through June 30, 2005. As the Company had not designated these contracts as hedges as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 and SFAS No. 149, changes in the fair value of these forward contracts increased or decreased net income. The fair value of the forward contracts were less than the notional amount of the contracts outstanding as of December 31, 2004 by $1,156,000 due to the weakening of the United States dollar versus the British pound sterling since the date the contracts were entered into. The Company recognized a foreign currency gain of $385,000 ($250,000 after-tax) and $1,032,000 ($671,000 after-tax) for the three and six months ended June 30, 2005, respectively, related to the change in the fair value of the forward contracts compared to a gain of $908,000 ($590,000 after-tax) and $1,059,000 ($688,000 after-tax) for the same periods in 2004. The reduction in the foreign currency gain was primarily due to a decrease in the notional amount of the forward contracts from December 31, 2004 to June 30, 2005.

6. INCOME TAXES

      A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate follows:

                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                               2005               2004               2005               2004
                                           ------------       ------------       ------------       ------------
U.S. federal statutory rate                        35.0%              35.0%              35.0%              35.0%
 State income taxes                                 2.8                1.6                2.5                1.6
 Foreign income taxes                              (0.1)                --               (0.1)                --
 U.S. tax impact of foreign earnings                 --              (11.9)                --               (6.4)
 Other                                             (0.7)              (0.5)              (0.3)              (0.7)
                                           ------------       ------------       ------------       ------------
Effective tax rate                                 37.0%              24.2%              37.1%              29.5%
                                           ============       ============       ============       ============

      The differences between the U.S. federal statutory rate and the Company's consolidated effective tax rate are primarily related to: (i) state income taxes that are included in the provision for income taxes, (ii) the impact of earnings generated by the Company's foreign operations that were taxed at a different rate than the U.S. rate in 2004 and the same rate as the U.S. in 2005, and (iii) the impact of the exchange rate on the repatriation of foreign earnings in 2004. Repatriations of foreign earnings are taxed by the U.S. based on foreign exchange rates prevailing at the time of repatriation while foreign tax credits are calculated based on the exchange rates that prevailed when the income was originally earned.

7. CAPITAL TRANSACTIONS

      Pursuant to the Company's Incentive Compensation Plan (the "Incentive Plan"), which was approved by shareholders on May 13, 2004, the Company has reserved 1.0 million shares of its common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014. During the first quarter of 2005, the Company granted 99,023 shares of restricted stock to employees and officers under the Incentive Plan, which vest in full or in part based on the Company's satisfaction of certain performance-related criteria. In conjunction with this grant, during the first quarter of 2005 the Company recorded $1,964,000 of unearned stock-based compensation, representing the fair value of the restricted stock on the date of grant. Unearned stock-based compensation will be recognized as stock-based compensation expense over the expected vesting period of the restricted stock. The related stock-based compensation expense totaled $129,000 and $130,000 for the three and six months ended June 30, 2005, respectively. Shares available for future grants under the Incentive Plan totaled 900,977 at June 30, 2005.

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

      Selected segment information is set forth below (in thousands):

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                        -----------------------   -----------------------
                                                           2005         2004         2005         2004
                                                        ----------   ----------   ----------   ----------
Revenue:
  United States                                         $   49,969   $   41,333   $   97,219   $   78,829
  United Kingdom                                               342        1,140          760        2,588
  Other                                                        367        1,174          853        2,910
                                                        ----------   ----------   ----------   ----------
    Total revenue                                       $   50,678   $   43,647   $   98,832   $   84,327
                                                        ==========   ==========   ==========   ==========
Income before provision for income taxes:
  United States                                         $   26,327   $   22,285   $   51,157   $   40,174
  United Kingdom                                               630          259          885          581
  Other                                                         93          105           33          579
                                                        ----------   ----------   ----------   ----------
    Total income before provision for income taxes      $   27,050   $   22,649   $   52,075   $   41,334
                                                        ==========   ==========   ==========   ==========

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

                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                              -----------------------   -----------------------
                                                                 2005         2004         2005         2004
                                                              ----------   ----------   ----------   ----------
Weighted average common shares outstanding                    37,016,038   39,240,321   36,933,601   39,516,011
Common stock equivalents                                       2,048,848    2,172,987    2,340,223    2,274,244
                                                              ----------   ----------   ----------   ----------
Weighted average common shares and common stock equivalents   39,064,886   41,413,308   39,273,824   41,790,255
                                                              ==========   ==========   ==========   ==========

      The diluted net income per share calculation excludes stock options to purchase 110,000 shares and 0 shares for the three months and six months ended June 30, 2005, respectively, and 243,334 shares and 202,290 shares for the same periods in 2004 as inclusion of these options would be anti-dilutive to the net income per share due to the relationship between the exercise prices and the average market price of common stock during these periods.

10. OTHER ASSETS

      As of June 30, 2005 and December 31, 2004, deferred debt issuance costs were $1.4 million and $3.5 million, respectively. Expenses associated with the issuance of debt instruments are capitalized and amortized over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.

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

      The Company believes it has been successful in improving the profitability of its Dealer Loans in recent years primarily as a result of increasing the spread between the forecasted collection rate and the advance rate, and increasing revenue from ancillary products. For the three months ended June 30, 2005, Dealer Loan originations in the United States grew 8.8% compared to the same period in 2004 due to an increase in the number of active dealer-partners and an increase in the number of Consumer Loans accepted. Since the Company believes it is one of only a few financial services companies serving the Company's target market, the Company believes that it has an opportunity to grow its business profitably in the future.

      Critical success factors for the Company include access to capital and the ability to accurately forecast Consumer Loan performance. The Company's strategy for accessing the capital required to grow its business is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and
(iii) maintain multiple funding sources. The Company's funded debt to equity ratio is 0.6 to 1.0 at June 30, 2005. The Company currently funds its business through a bank line of credit facility, privately placed secured financings and commercial bank conduit-financed secured financings.

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

                                                 As of June 30, 2005
                     ---------------------------------------------------------------------------
  Year of             Forecasted                                                   % of Forecast
Origination          Collection %            Advance %            Spread %            Realized
-----------          ------------            ---------            --------         -------------
      1992              80.2%                   37.1%              43.1%               100.0%
      1993              75.3%                   37.1%              38.2%               100.0%
      1994              61.0%                   40.5%              20.5%               100.0%
      1995              54.9%                   44.2%              10.7%               100.0%
      1996              55.0%                   46.9%               8.1%                99.4%
      1997              58.4%                   47.9%              10.5%                98.7%
      1998              67.7%                   46.1%              21.6%                98.1%
      1999              72.8%                   48.9%              23.9%                97.2%
      2000              73.2%                   48.0%              25.2%                96.3%
      2001              67.2%                   45.8%              21.4%                95.5%
      2002              70.2%                   42.2%              28.0%                90.5%
      2003              74.0%                   43.4%              30.6%                72.9%
      2004              73.4%                   44.0%              29.4%                42.1%

     Accurately forecasting future collection rates is critical to the Company's success. The risk of a forecasting error declines as Consumer Loans age. For example, the risk of a material forecasting error for business written in 1999 is very small since 97.2% of the total amount forecasted has already been realized. In contrast, the Company's forecast for recent Consumer Loans is less certain. If the Company produces disappointing operating results, it will likely be because the Company overestimated future Consumer Loan performance. Although the Company makes every effort to estimate collection rates as accurately as possible, there can be no assurance that the Company's estimates will be accurate or that Consumer Loan performance will be as expected.

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

      During the first quarter of 2005, the Company made the following changes that impacted pricing: (i) effective February 1, 2005, the monthly rate for CAPS fees increased from $499 to $599, (ii) effective March 1, 2005, the Company increased advance rates by approximately 1.5%, and (iii) early in the first quarter, the Company began offering a Guaranteed Asset Protection waiver and insurance product ("GAP"). GAP provides the consumer protection by covering the difference between the loan balance and the amount traditional insurance covers in the event the vehicle is totaled or stolen. The Company receives a commission for every GAP product sold by its dealer-partners. The Company believes that the net impact of these three changes will result in Consumer Loans accepted to date during 2005 producing approximately the same level of profitability as Consumer Loans accepted in 2004. There were no material changes in credit policy or pricing in the second quarter of 2005, other than routine changes designed to maintain current profitability levels.

                              RESULTS OF OPERATIONS

      Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

      The following is a discussion of the results of operations and income statement data for the Company on a consolidated basis and for each of the Company's three business segments, United States, United Kingdom, and Other.

Consolidated

                                           THREE MONTHS                   THREE MONTHS
                                              ENDED                          ENDED
                                             JUNE 30,         % OF          JUNE 30,        % OF
(Dollars in thousands)                         2005         REVENUE           2004         REVENUE
                                           ------------   ------------    ------------   ------------
REVENUE:
Finance charges                            $     44,637           88.1%   $     38,558           88.4%
License fees                                      2,252            4.4           1,362            3.1
Other income                                      3,789            7.5           3,727            8.5
                                           ------------   ------------    ------------   ------------
     Total revenue                               50,678          100.0          43,647          100.0
COSTS AND EXPENSES:
Salaries and wages                                9,020           17.8           8,475           19.4
General and administrative                        6,120           12.1           4,987           11.4
Sales and marketing                               3,269            6.5           2,775            6.4
Provision for credit losses                       1,193            2.4           1,994            4.6
Interest                                          3,613            7.1           2,485            5.7
Stock-based compensation expense                    529            1.0             864            2.0
Other expense                                       266            0.5             324            0.7
                                           ------------   ------------    ------------   ------------
     Total costs and expenses                    24,010           47.4          21,904           50.2
                                           ------------   ------------    ------------   ------------

Operating income                                 26,668           52.6          21,743           49.8
Foreign exchange gain                               382            0.8             906            2.1
                                           ------------   ------------    ------------   ------------

Income before provision for income taxes         27,050           53.4          22,649           51.9
Provision for income taxes                        9,997           19.7           5,476           12.5
                                           ------------   ------------    ------------   ------------
Net income                                 $     17,053           33.7%   $     17,173           39.4%
                                           ============   ============    ============   ============

                                            SIX MONTHS                     SIX MONTHS
                                              ENDED                          ENDED
                                             JUNE 30,        % OF           JUNE 30,        % OF
(Dollars in thousands)                         2005         REVENUE           2004         REVENUE
                                           ------------   ------------    ------------   ------------
REVENUE:
Finance charges                            $     87,093           88.1%   $     73,834           87.6%
License fees                                      4,212            4.3           2,628            3.1
Other income                                      7,527            7.6           7,865            9.3
                                           ------------   ------------    ------------   ------------
     Total revenue                               98,832          100.0          84,327          100.0
COSTS AND EXPENSES:
Salaries and wages                               18,184           18.4          17,280           20.4
General and administrative                       11,845           12.0          10,461           12.4
Sales and marketing                               6,796            6.9           5,564            6.6
Provision for credit losses                       1,896            1.9           3,260            3.9
Interest                                          7,356            7.4           5,311            6.3
Stock-based compensation expense                  1,306            1.3           1,431            1.7
Other expense                                       401            0.4             743            0.9
                                           ------------   ------------    ------------   ------------
     Total costs and expenses                    47,784           48.3          44,050           52.2
                                           ------------   ------------    ------------   ------------

Operating income                                 51,048           51.7          40,277           47.8
Foreign exchange gain                             1,027            1.0           1,057            1.3
                                           ------------   ------------    ------------   ------------

Income before provision for income taxes         52,075           52.7          41,334           49.1
Provision for income taxes                       19,308           19.5          12,209           14.5
                                           ------------   ------------    ------------   ------------
Net income                                 $     32,767           33.2%   $     29,125           34.6%
                                           ============   ============    ============   ============

      For the three months ended June 30, 2005, consolidated net income decreased to $17.1 million, or $0.44 per diluted share, compared to $17.2 million, or $0.41 per diluted share, for the same period in 2004. The decrease in consolidated net income was primarily due to an increase in the Company's effective tax rate to 37.0% for the three months ended June 30, 2005, from 24.2% for the same period in 2004, primarily due to the benefit recorded in the second quarter of 2004 associated with electing to treat the United Kingdom subsidiary as a branch for U.S. tax purposes. Partially offsetting this item was: (i) a 15.8% increase in finance charge income due to an increase in the size of the Dealer Loan portfolio and an increase in the yield due to an increase in forecasted collection rates on these Dealer Loans and (ii) a decrease in the provision for credit losses to $1.2 million from $2.0 million for the three months ended June 30, 2004. The decrease in the provision for credit losses was primarily due to a reduction in the provision for credit losses required to maintain the initial yield established at the inception of the Dealer Loan

      For the six months ended June 30, 2005, consolidated net income increased to $32.8 million, or $0.83 per diluted share, compared to $29.1 million, or $0.70 per diluted share, for the same period in 2004. The increase in consolidated net income was primarily due to: (i) an 18.0% increase in finance charge income primarily due to an increase in the size of the Dealer Loan portfolio and an increase in the yield due to an increase in forecasted collection rates on these Dealer Loans, (ii) a 2.0% decrease in salaries and wages, as a percentage of revenue, to 18.4% for the six months ended June 30, 2005, compared to 20.4% for the same period in 2004, due to a decrease in corporate support salaries, as a percentage of revenue, which is consistent with the Company's business plan of growing corporate infrastructure at a rate slower than the growth rate of the Dealer Loan portfolio, and (iii) a decrease of $1.4 million in the provision for credit losses due to a reduction in the provision for credit losses required to maintain the initial yield established at the inception of the Dealer Loan. Partially offsetting these items was an increase in the Company's effective tax rate due to the benefit recorded in the second quarter of 2004 associated with electing to treat the United Kingdom subsidiary as a branch for the U.S. tax purposes.

      The results of operations for the Company as a whole are attributable to changes described by segment in the discussion of the results of operations in the United States, United Kingdom, and Other business segments. The following discussion of interest expense is provided on a consolidated basis, as the explanation is not meaningful by business segment.

      Interest. Consolidated interest expense increased to $3.6 million and $7.4 million for the three and six months ended June 30, 2005 from $2.5 million and $5.3 million for the same periods in 2004. The increases in consolidated interest expense were due to increases in the average outstanding debt as a result of an increase in Dealer Loan originations in the three and six months ended June 30, 2005 and stock buybacks in the third quarter of 2004 and an increase in interest rates during the three and six months ended June 30, 2005 compared to the same periods in the prior year. The increase in the weighted average interest rate is primarily the result of increased market rates partially offset by a reduction in the impact of fixed fees on the Company's secured financing and line of credit facility due to higher average outstanding borrowings.

United States

                                           THREE MONTHS                   THREE MONTHS
                                              ENDED                          ENDED
                                             JUNE 30,         % OF          JUNE 30,         % OF
(Dollars in thousands)                         2005          REVENUE          2004          REVENUE
                                           ------------   ------------    ------------   ------------
REVENUE:
Finance charges                            $     44,240           88.5%   $     37,239           90.1%
License fees                                      2,252            4.5           1,362            3.3
Other income                                      3,477            7.0           2,732            6.6
                                           ------------   ------------    ------------   ------------
     Total revenue                               49,969          100.0          41,333          100.0
COSTS AND EXPENSES:
Salaries and wages                                8,867           17.9           7,681           18.5
General and administrative                        5,804           11.6           4,421           10.7
Sales and marketing                               3,269            6.5           2,775            6.7
Provision for credit losses                       1,940            3.9           1,841            4.5
Interest                                          3,469            6.9           2,343            5.7
Stock-based compensation expense                    510            1.0             822            2.0
Other expense                                       165            0.3              71            0.2
                                           ------------   ------------    ------------   ------------
     Total costs and expenses                    24,024           48.1          19,954           48.3
                                           ------------   ------------    ------------   ------------

Operating income                                 25,945           51.9          21,379           51.7
Foreign exchange gain                               382            0.8             906            2.2
                                           ------------   ------------    ------------   ------------

Income before provision for income taxes         26,327           52.7          22,285           53.9
Provision for income taxes                        9,780           19.6           5,355           13.0
                                           ------------   ------------    ------------   ------------
Net income                                 $     16,547           33.1%   $     16,930           40.9%
                                           ============   ============    ============   ============

                                            SIX MONTHS                     SIX MONTHS
                                              ENDED                           ENDED
                                             JUNE 30,          % OF          JUNE 30,        % OF
(Dollars in thousands)                         2005          REVENUE          2004          REVENUE
                                           ------------   ------------    ------------   ------------
REVENUE:
Finance charges                            $     86,222           88.7%   $     70,826           89.9%
License fees                                      4,212            4.3           2,628            3.3
Other income                                      6,785            7.0           5,375            6.8
                                           ------------   ------------    ------------   ------------
     Total revenue                               97,219          100.0          78,829          100.0
COSTS AND EXPENSES:
Salaries and wages                               17,858           18.3          15,642           19.8
General and administrative                       11,261           11.6           9,243           11.7
Sales and marketing                               6,796            7.0           5,564            7.1
Provision for credit losses                       2,602            2.7           2,913            3.7
Interest                                          7,068            7.3           4,929            6.3
Stock-based compensation expense                  1,265            1.3           1,344            1.7
Other expense                                       239            0.2              91            0.1
                                           ------------   ------------    ------------   ------------
     Total costs and expenses                    47,089           48.4          39,726           50.4
                                           ------------   ------------    ------------   ------------

Operating income                                 50,130           51.6          39,103           49.6
Foreign exchange gain                             1,027            1.1           1,071            1.4
                                           ------------   ------------    ------------   ------------

Income before provision for income taxes         51,157           52.7          40,174           51.0
Provision for income taxes                       19,026           19.6          11,810           15.0
                                           ------------   ------------    ------------   ------------
Net income                                 $     32,131           33.1%   $     28,364           36.0%
                                           ============   ============    ============   ============

      Finance Charges. Finance charges increased to $44.2 million and $86.2 million for the three and six months ended June 30, 2005 from $37.2 million and $70.8 million for the same periods in 2004 primarily due to an increase in the size of the Dealer Loan portfolio and an increase in the yield due to an increase in forecasted collection rates on these Dealer Loans and an increase in the average transaction size, partially offset by a decrease in the number of transactions per active dealer-partner.

      The number of active dealer-partners is a function of new dealer-partner enrollments and attrition. Active dealer-partners are dealer-partners who submit at least one loan during the period. The following table summarizes the changes in active dealer-partners and corresponding unit volume for the three and twelve months ended June 30, 2005 and 2004:

                                                            THREE MONTHS ENDED JUNE 30, 2005      THREE MONTHS ENDED JUNE 30, 2004
                                                          ------------------------------------- -----------------------------------
                                                          DEALER-PARTNERS  UNIT VOLUME  AVERAGE DEALER-PARTNERS UNIT VOLUME AVERAGE
                                                          ---------------  -----------  ------- --------------- ----------- -------
Production from quarter ended March 31 of the same year             1,112       25,847     23.2             843      23,841    28.3
Attrition (1)                                                        (124)        (708)     5.7             (59)       (293)    5.0
Volume change from dealer-partners active in both periods             n/a       (7,741)     n/a             n/a      (7,254)    n/a
                                                          ------------------------------------- -----------------------------------
Current period volume from dealer-partners active both                988       17,398     17.6             784      16,294    20.8
periods
New dealer-partners (2)                                               222        1,558      7.0              98         879     9.0
Restarts (3)                                                           14           62      4.4              17          95     5.6
                                                          ------------------------------------- -----------------------------------
Current period production                                           1,224       19,018     15.5             899      17,268    19.2

                                                            TWELVE MONTHS ENDED JUNE 30, 2005    TWELVE MONTHS ENDED JUNE 30, 2004
                                                          ------------------------------------- -----------------------------------
                                                          DEALER-PARTNERS  UNIT VOLUME  AVERAGE DEALER-PARTNERS UNIT VOLUME AVERAGE
                                                          ---------------  -----------  ------- --------------- ----------- -------
Production from twelve months ended June 30 of the prior
year                                                                1,065       70,501     66.2             801      55,086    68.8
Attrition (1)                                                        (204)      (3,248)    15.9            (156)     (3,090)   19.8
Volume change from dealer-partners active in both periods             n/a       (3,477)     n/a             n/a       2,912     n/a
                                                          ------------------------------------- -----------------------------------
Current period volume from dealer-partners active both
periods                                                               861       63,776     74.1             645      54,908    85.1
New dealer-partners (2)                                               604       15,321     25.4             393      14,619    37.2
Restarts (3)                                                           30          614     20.5              27         974    36.1
                                                          ------------------------------------- -----------------------------------
Current period production                                           1,495       79,711     53.3           1,065      70,501    66.2

------------
(1) Dealer-partner attrition refers to the following formula: dealer-partners active during the prior period who become inactive during the current period.

(2) Excludes new dealer-partners that have enrolled in the Company's program, but have not submitted at least one Consumer Loan during the period.

(3) Restarts are previously active dealer-partners that were inactive during the prior period who became active during the current period.

      The increase in new dealer-partner enrollments in the second quarter of 2005 is primarily due to a change in policy implemented in March 2005. The new policy allows prospective dealer-partners to enroll in the Company's program without paying the $9,850 enrollment fee. Prospective dealer-partners choosing this option instead agree to allow the Company to keep 50% of the first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after 100 Consumer Loans have been originated and assigned to the Company. While the Company will lose enrollment fee revenue on those dealer-partners choosing this option and not reaching 100 Consumer Loans or otherwise qualifying for a Portfolio Profit Express payment, the Company will realize higher per dealer-partner enrollment fee revenue from those dealer-partners choosing this option and qualifying for a Portfolio Profit Express payment. Based on the historical average of Portfolio Profit Express payments, the Company expects average enrollment fee revenue per dealer-partner for those dealer-partners electing the new option and reaching 100 Consumer Loans will be approximately $15,000 - $20,000. Approximately 50% of the dealer-partners that enrolled during the second quarter of 2005 took advantage of this new enrollment option.

      License Fees. License fees increased to $2.3 million and $4.2 million for the three and six months ended June 30, 2005 from $1.4 million and $2.6 million for the same periods in 2004. License fees represent CAPS fees charged to dealer-partners on a monthly basis. The increases in both periods were primarily due to increases in the number of active dealer-partners. The average number of dealer-partners billed for CAPS fees in the first six months of 2005 was 1,179 compared to 839 for the same period in the prior year. In February 2005, the rate for CAPS fees increased from $499 per dealer-partner per month to $599 per month.

      Salaries and Wages. Salaries and wages, as a percentage of revenue, decreased to 17.9% and 18.3% for the three and six months ended June 30, 2005 from 18.5% and 19.8% for the same periods in 2004 primarily due to a decrease in corporate support salaries, as a percentage of revenue, which is consistent with the Company's business plan of growing corporate infrastructure at a rate slower than the growth rate of the Dealer Loan portfolio.

      General and Administrative. General and administrative expenses, as a percentage of revenue, increased to 11.6% for the three months ended June 30, 2005 from 10.7% for the same period in 2004 while these expenses, as a percentage of revenue, remained consistent at 11.6% and 11.7% for the six months ended June 30, 2005 and 2004, respectively. The increase, as a percentage of revenue, for the three months was primarily due to an increase in (i) miscellaneous legal expenses including expenses associated with the Company's ongoing restatement process and (ii) data processing support and maintenance.

      Sales and Marketing. Sales and marketing expenses, as a percentage of revenue, decreased to 6.5% and 7.0% for the three and six months ended June 30, 2005 from 6.7% and 7.1% for the same periods in 2004 primarily due to decreases in sales commissions, as a percentage of revenue, for the three and six months ended June 30, 2005 compared to the same periods in 2004. The decrease in sales commissions, as a percentage of revenue, is primarily due to Dealer Loan origination volume growing at a slower rate than finance charge revenue.

      Provision for Credit Losses. The provision for credit losses increased to $1.9 million for the three months ended June 30, 2005 from $1.8 million for the same period in 2004. The provision for credit losses decreased to $2.6 million for the six months ended June 30, 2005 from $2.9 million for the same period in 2004. The provision for credit losses consists primarily of a provision to reduce the carrying value of Dealer Loans to maintain the initial yield established at the inception of the Dealer Loan. Additionally, the provision for credit losses includes a provision for losses on notes receivable and a provision for earned but unpaid revenue related to license fees. The increase in the provision for the three months ended June 30, 2005 was primarily due to an increase in the provision for credit losses required to maintain the initial yield established at the inception of the Dealer Loan. The decrease in the provision for the six months ended June 30, 2005 was primarily due to a reduction in the provision for credit losses required to maintain the initial yield established at the inception of the Dealer Loan.

      Stock-based Compensation Expense. Stock-based compensation expense decreased to $510,000 and $1.3 million for the three and six months ended June 30, 2005 from $822,000 and $1.3 million for the same periods in 2004. The decrease in expense was primarily the result of: (i) additional expense recognized during the second quarter of 2004 as a result of a reduction in the period over which certain performance-based stock options were expected to vest and (ii) a decline in the number of unvested stock options outstanding from the prior year periods. The decrease in expense was partially offset by additional expense of $130,000 related to restricted stock issued in the first quarter of 2005.

      Foreign Currency Gain. The foreign exchange gain decreased to $382,000 and $1.0 million for the three and six months ended June 30, 2005 from $906,000 and $1.1 million for the same periods in 2004. The decrease in foreign exchange gains for the three and six months ended June 30, 2005 and 2004 were primarily the result of changes in the fair value of forward contracts entered into during the third quarter of 2003, as discussed in Note 5 to the consolidated financial statements.

      Provision for Income Taxes. The effective tax rate in the United States increased to 37.1% and 37.2% for the three and six months ended June 30, 2005 from 24.0% and 29.4% for the same periods in 2004. The increases in the effective tax rates for the three and six months ended June 30, 2005 were primarily due to the benefit recorded in the second quarter of 2004 associated with electing to treat the United Kingdom subsidiary as a branch for U.S. tax purposes.

United Kingdom



                                           THREE MONTHS               THREE MONTHS
                                              ENDED                       ENDED
                                             JUNE 30,       % OF         JUNE 30,      % OF
(Dollars in thousands)                         2005        REVENUE        2004        REVENUE
                                           ------------    -------    ------------    -------
REVENUE:
Finance charges                            $        342      100.0%   $      1,140      100.0%
                                           ------------     ------    ------------     ------
  Total revenue                                     342      100.0           1,140      100.0
COSTS AND EXPENSES:
Salaries and wages                                   81       23.7             622       54.5
General and administrative                          235       68.7             418       36.7
Provision for credit losses                        (623)    (182.2)           (201)     (17.6)
Stock-based compensation expense                     19        5.6              42        3.7
                                           ------------     ------    ------------     ------
  Total costs and expenses                         (288)     (84.2)            881       77.3
                                           ------------     ------    ------------     ------
Income before provision for income taxes            630      184.2             259       22.7
Provision for income taxes                          180       52.6              75        6.6
                                           ------------     ------    ------------     ------
Net income                                 $        450      131.6%   $        184       16.1%
                                           ============     ======    ============     ======

(Dollars in thousands)

                                            SIX MONTHS                 SIX MONTHS
                                              ENDED                      ENDED
                                             JUNE 30,       % OF        JUNE 30,       % OF
(Dollars in thousands)                         2005        REVENUE        2004        REVENUE
                                           ------------    -------    ------------    -------
REVENUE:
Finance charges                            $        760      100.0%   $      2,588      100.0%
                                           ------------     ------    ------------     ------
  Total revenue                                     760      100.0           2,588      100.0
COSTS AND EXPENSES:
Salaries and wages                                  178       23.4           1,233       47.7
General and administrative                          430       56.6             938       36.2
Provision for credit losses                        (774)    (101.8)           (251)      (9.7)
Stock-based compensation expense                     41        5.4              87        3.4
                                           ------------     ------    ------------     ------
  Total costs and expenses                         (125)     (16.4)          2,007       77.6
                                           ------------     ------    ------------     ------

Income before provision for income taxes            885      116.4             581       22.4
Provision for income taxes                          251       33.0             165        6.4
                                           ------------     ------    ------------     ------
Net income                                 $        634       83.4%   $        416       16.0%
                                           ============     ======    ============     ======

      Effective June 30, 2003, the Company decided to stop originating Consumer Loans in the United Kingdom. As a result, the size of the Consumer Loan portfolio in the United Kingdom has declined significantly. The declines in the revenues and expenses are primarily a result of this decision, except as discussed below.

      Provision for Credit Losses. The negative provision for credit losses in the three and six months ended June 30, 2005 and for the same periods in 2004 are the result of the recognition of recoveries on previously charged-off Consumer Loans.

Other


                                           THREE MONTHS               THREE MONTHS
                                              ENDED                      ENDED
                                             JUNE 30,        % OF       JUNE 30,       % OF
(Dollars in thousands)                         2005        REVENUE        2004        REVENUE
                                           ------------    -------    ------------    -------
REVENUE:
Finance charges                            $         55       15.0%   $        179       15.2%
Other income                                        312       85.0             995       84.8
                                           ------------     ------    ------------     ------
     Total revenue                                  367      100.0           1,174      100.0
COSTS AND EXPENSES:
Salaries and wages                                   72       19.7             172       14.6
General and administrative                           81       22.1             148       12.6
Provision for credit losses                        (124)     (33.8)            354       30.2
Interest                                            144       39.2             142       12.1
Other expense                                       101       27.5             253       21.6
                                           ------------     ------    ------------     ------
     Total costs and expenses                       274       74.7           1,069       91.1
                                           ------------     ------    ------------     ------

Income before provision for income taxes             93       25.3             105        8.9
Provision for income taxes                           37       10.1              46        3.9
                                           ------------     ------    ------------     ------
Net income                                 $         56       15.2%   $         59        5.0%
                                           ============     ======    ============     ======


                                            SIX MONTHS                 SIX MONTHS
                                               ENDED                      ENDED
                                             JUNE 30,       % OF        JUNE 30,       % OF
(Dollars in thousands)                         2005        REVENUE        2004        REVENUE
                                           ------------    -------    ------------    -------
REVENUE:
Finance charges                            $        111       13.0%   $        420       14.4%
Other income                                        742       87.0           2,490       85.6
                                           ------------     ------    ------------     ------
  Total revenue                                     853      100.0           2,910      100.0
COSTS AND EXPENSES:
Salaries and wages                                  148       17.2             405       14.0
General and administrative                          154       18.1             280        9.6
Provision for credit losses                          68        8.0             598       20.5
Interest                                            288       33.8             382       13.1
Other expense                                       162       19.0             652       22.4
                                           ------------     ------    ------------     ------
  Total costs and expenses                          820       96.1           2,317       79.6
                                           ------------     ------    ------------     ------

Operating income                                     33        3.9             593       20.4
Foreign exchange loss                                 -          -             (14)      (0.5)
                                           ------------     ------    ------------     ------

Income before provision for income taxes             33        3.9             579       19.9
Provision for income taxes                           31        3.6             234        8.0
                                           ------------     ------    ------------     ------
Net income                                 $          2        0.3%   $        345       11.9%
                                           ============     ======    ============     ======

      The Other segment consists of the Company's automobile leasing business, Canadian automobile financing business (accounted for as Dealer Loans) and secured lines of credit and floorplan financing products. In January 2002, the Company decided to stop originating automobile leases and effective June 30, 2003, the Company decided to stop originating Dealer Loans in Canada. As a result, the size of the lease portfolio and Dealer Loan portfolio in Canada have declined significantly. The Company has also significantly reduced its floorplan and secured line of credit portfolios since 2001. The declines in the revenues and expenses are primarily a result of these decisions.

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

      The Company's cash and cash equivalents increased to $988,000 as of June 30, 2005 from $614,000 at December 31, 2004. The Company's total balance sheet indebtedness increased to $205.3 million at June 30, 2005 from $193.5 million at December 31, 2004. These changes were primarily a result of an increase in advances to dealer-partners resulting from an increase in Loan originations during the period.

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

      Restricted available-for-sale securities consist of the following:

                                                                    AS OF JUNE 30, 2005
                                                                    -------------------
                                                                  GROSS         GROSS
                                                                UNREALIZED    UNREALIZED    ESTIMATED FAIR
                                                     COST         GAINS         LOSSES           VALUE
                                                  ---------     ----------    ----------    --------------
US Government and agency securities               $   1,085     $        7    $        -    $        1,092
Corporate bonds                                       1,110              2           (13)            1,099
                                                  ---------     ----------    ----------    --------------
Total restricted securities available for sale    $   2,195     $        9    $      (13)   $        2,191
                                                  =========     ==========    ==========    ==============

                                                                    AS OF DECEMBER 31, 2004
                                                                    -----------------------
                                                                  GROSS         GROSS
                                                                UNREALIZED    UNREALIZED    ESTIMATED FAIR
                                                    COST          GAINS         LOSSES          VALUE
                                                  ---------     ----------    ----------    --------------
US Government and agency securities               $     150     $        -    $       (2)   $          148
Corporate bonds                                         784              1            (5)              780
                                                  ---------     ----------    ----------    --------------
Total restricted securities available for sale    $     934     $        1    $       (7)   $          928
                                                  =========     ==========    ==========    ==============

      The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        AS OF JUNE 30, 2005     AS OF DECEMBER 31, 2004
                                                        -------------------     -----------------------
                                                                   ESTIMATED                 ESTIMATED
                                                         COST      FAIR VALUE     COST       FAIR VALUE
                                                      ----------   ----------   --------    -----------
Contractual Maturity
   Within one year                                    $        -   $        -   $      -    $         -
   Over one year to five years                             2,145        2,141        857            852
   Over five years to ten years                               50           50         77             76
   Over ten years                                              -            -          -              -
                                                      ----------   ----------   --------    -----------
     Total restricted securities available for sale   $    2,195   $    2,191   $    934    $       928
                                                      ==========   ==========   ========    ===========

      Line of Credit Facility. At June 30, 2005, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 9, 2006. At June 30, 2005, the agreement provided that, at the Company's option, interest is payable at either the Eurodollar rate plus 130 basis points (4.63% at June 30, 2005), or at the prime rate (6.25% at June 30, 2005). The Eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of the net book value of Dealer Loans plus 65% of the net book value of Consumer Loans purchased by the Company (not to exceed a maximum of 25% of the aggregate borrowing base limitation), less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. The credit agreement uses terminology corresponding to the Company's historical method of accounting. As a result, the net book value of Dealer Loans would require adjustment to reflect the equivalent terms used in the credit agreement.

      The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay annual and quarterly fees on the amount of the commitment. As of June 30, 2005 and December 31, 2004, there was $44.7 million and $7.7 million outstanding under this facility. The maximum amount outstanding was approximately $54.9 million and $75.8 million during the three months ended June 30, 2005 and 2004, respectively. The weighted average balance outstanding was $40.8 million and $60.8 million during the three months ended June 30, 2005 and 2004, respectively. The weighted average interest rate on line of credit borrowings outstanding on June 30, 2005 was 4.67%. The Company is currently negotiating modifications to the credit agreement to conform the terminology used in the agreement to the Company's current business and method of accounting and to update certain financial covenant levels.

      Secured Financing. The secured financing agreements described below that were in place at June 30, 2005 used terminology corresponding to the Company's historical method of accounting. The discussion below describes the agreements as drafted, including references to advance rates based on asset values determined under the historical accounting methodology. As a result, calculations using advance rates and assets valued pursuant to the current accounting methodology will not reflect actual limitations imposed by the agreements. The Company is currently negotiating modifications to the secured financing agreements that remain in effect as of the date of this report to adjust the advance rates and/or determination of asset values and to otherwise conform the terminology used in these agreements to the Company's current method of accounting as necessary to keep the parties' rights constant.

      In the third quarter of 2003, the Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. II ("Warehouse Funding" or "2003-2"), completed a revolving secured financing transaction with an institutional investor. In the third quarter of 2004, Warehouse Funding increased the facility limit and renewed the commitment. Under the renewed facility, Warehouse Funding may receive up to $200.0 million in financing when the Company conveys Dealer Loans to Warehouse Funding for cash and equity in Warehouse Funding. Warehouse Funding will in turn pledge the Dealer Loans as collateral to the institutional investor to secure loans that will fund the cash portion of the purchase price of the Dealer Loans. As required under the agreement, all amounts outstanding under the facility were refinanced and the facility paid to zero in August 2004. This revolving facility, which was to mature on August 9, 2005, but has been extended to February 15, 2006, allows conveyances of Dealer Loans by the Company and related borrowing by Warehouse Funding in which Warehouse Funding will receive 75% of the net book value of the contributed Dealer Loans up to the $200.0 million facility limit. In addition to the maturity of the facility, there is a requirement that any amounts outstanding under the facility be refinanced, and the facility paid to zero, by February 15, 2006. If this does not occur or the requirement is not waived, or if the facility is not extended, the transaction will cease to revolve, will amortize as collections are received and, at the option of the institutional investor, may be subject to acceleration and foreclosure. Although Warehouse Funding will be liable for any secured financing under the facility, the financing will be non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes. As Warehouse Funding is organized as a separate special purpose legal entity from the Company, assets of Warehouse Funding (including the conveyed Dealer Loans) will not be available to satisfy the general obligations of the Company. All the assets of Warehouse Funding have been encumbered to secure Warehouse Funding's obligations to its creditors. Borrowings under the facility will bear interest at a floating rate equal to the commercial paper rate plus 65 basis points, which has been limited to a maximum rate of 6.25% (increased to 6.75% in September 2005) through interest rate cap agreements. The interest rate at June 30, 2005 was 3.86%. The Company will receive a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not have any rights in any portion of such collections. As of June 30, 2005 and December 31, 2004, there was $103.0 million and $76.0 million, respectively, outstanding under this facility.

      In the third quarter of 2004, the Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2004-1 ("Funding 2004-1"), completed a secured financing transaction, in which Funding 2004-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2004-1, Dealer Loans having a net book value of approximately $134.0 million to Funding 2004-1, which, in turn, conveyed the Dealer Loans to a trust, which issued $100.0 million in notes to qualified institutional investors. Radian Asset Assurance issued the primary financial insurance policy in connection with the transaction, and XL Capital Assurance issued a backup financial insurance policy. The policies guaranteed the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes were rated "Aaa" by Moody's Investor Services and "AAA" by Standard & Poor's Rating Services. The proceeds of the initial conveyance to Funding 2004-1 were used by the Company to purchase Dealer Loans, on an arm's-length basis, from Warehouse Funding. Until February 15, 2005, the Company conveyed additional Dealer Loans to Funding 2004-1 which were then conveyed by Funding 2004-1 to the trust, and used by the trust as collateral in support of the outstanding debt. As of June 30, 2005, additional Dealer Loans having a net book value of approximately $20.0 million had been conveyed by the Company after the completion of the initial funding. After February 15, 2005, the debt outstanding under this facility began to amortize. The secured financing created loans for which the trust was liable and which were secured by all the assets of the trust and of Funding 2004-1. Such loans were non-recourse to the Company, even though the trust, Funding 2004-1 and the Company were consolidated for financial reporting purposes. As Funding 2004-1 was organized as a separate legal entity from the Company, assets of Funding 2004-1 (including the conveyed Dealer Loans) were not available to satisfy the general obligations of the Company. All the assets of Funding 2004-1 were encumbered to secure Funding 2004-1's obligations to its creditors. The notes bore interest at a fixed rate of 2.53%. The annualized cost of the secured financing, including underwriters fees, the insurance premiums and other costs was 6.6%. The Company received a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company did not receive, or have any rights in, any portion of such collections, except for a limited right in its capacity as Servicer to exercise a "clean-up call" option to purchase Dealer Loans from Funding 2004-1 under certain specified circumstances. As of June 30, 2005 and December 31, 2004, there was $48.1 million and $100.0 million, respectively, outstanding under this secured financing transaction. In the fourth quarter of 2005, the Company exercised its "clean-up call" option to reacquire the remaining Dealer Loans from the trust and directed the trust to redeem the notes in full. The remaining assets of the trust, including remaining collections, were paid over to Funding 2004-1 as the sole beneficiary of the trust and then distributed to the Company as the sole member of Funding 2004-1. As a result, this secured financing transaction was terminated after a total term of 15 months.

      The Company and its subsidiaries have completed a total of eleven secured financing transactions, nine of which have been repaid in full as of June 30, 2005. Information about the outstanding secured financing transactions is as follows (dollars in thousands):

                                                                               Balance as
                                      Secured Financing     Secured Dealer     Percent of
Issue                                    Balance at       Advance Balance at    Original
Number     Close Date       Limit       June 30, 2005       June 30, 2005        Balance
------   --------------    --------   -----------------   ------------------   ----------
2004-1      August 2004    $100,000      $    48,090         $    101,668           48%
2003-2   September 2003*   $200,000          103,000              133,836          n/a

      *In August 2004, the 2003-2 Loan and Security Agreement was amended to increase the facility limit to $200 million and extend the commitment period to August 9, 2005. The commitment period has subsequently been extended to February 15, 2006.

      Mortgage Loan. The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $7.9 million and $8.2 million outstanding on this loan as of June 30, 2005 and December 31, 2004, respectively. During the second quarter of 2004, the loan, which now matures on June 9, 2009, was refinanced and increased by $3.5 million under similar terms and conditions. The loan bears interest at a fixed rate of 5.35%, and requires monthly payments of $92,156 and a balloon payment at maturity for the balance of the loan.

      Capital Lease Obligations. As of June 30, 2005, the Company has various capital lease obligations outstanding for computer equipment, with monthly payments totaling $73,000. The total amount of capital lease obligations outstanding as of June 30, 2005 and December 31, 2004 was $1.6 million. These capital lease obligations bear interest at rates ranging from 7.28% to 9.31% and have maturity dates between October 2005 and April 2008.

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

      In addition to the balance sheet indebtedness as of June 30, 2005, the Company also has contractual obligations resulting in future minimum payments under operating leases. A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                                               PERIOD OF REPAYMENT
                                  ---------  ------------------------------------------------------------
CONTRACTUAL OBLIGATIONS             TOTAL        < 1 YEAR      1-3 YEARS  3-5 YEARS        > 5 YEARS
                                  ---------  ----------------  ---------  ---------  --------------------
Long-term debt obligations        $ 203,672     $ 196,486      $   2,327  $   4,859      $       -
Capital lease obligations             1,612           654            958          -              -
Operating lease obligations           2,390           680          1,584        126              -
Purchase obligations                      -             -              -          -              -
Other long-term obligations(1)            -             -              -          -              -
                                  ---------     ----------     ---------  ---------      ---------
   Total contractual obligations  $ 207,674     $ 197,820      $   4,869  $   4,985      $       -
                                  =========     ==========     =========  =========      =========

(1) The Company has dealer holdback liabilities on its balance sheet; however, as payments of dealer holdbacks are contingent upon the receipt of customer payments on Consumer Loans receivable and the repayment of dealer advances, these obligations are excluded from the above table.

      Liquidation of Non-Core Businesses. As of June 30, 2005, the Company expects to receive approximately $7.7 million from the liquidation of its United Kingdom, Canadian, and Automobile Leasing businesses. The expected liquidation proceeds have been determined based on the Company's forecast of cash inflows and outflows during the estimated remaining years of operation for each business. Detail of expected future net liquidation proceeds follows:

                              AS OF
(Dollars in thousands)    JUNE 30, 2005
                          -------------
United Kingdom              $  6,300
Canada                         1,300
Automobile Leasing               100
                            --------
                            $  7,700
                            ========

      The Company intends to utilize proceeds from businesses being liquidated to: (i) fund dealer-partner advances on Loans originated in the United States and (ii) fund share repurchases. During the second quarter of 2005, the Company received $2.5 million in liquidation proceeds.

      The Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary on December 30, 2005. The selling price was approximately $4.3 million resulting in a pre-tax gain of approximately $3.0.

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

      Changes in Internal Controls. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, there was a material weakness in the Company's internal control over financial reporting at December 31, 2004 relating to accounting for income taxes. The Company remediated the material weakness during the quarter ended March 31, 2005 by strengthening the resources used in the accounting for income taxes and implementing additional monitoring and oversight controls including engaging external tax advisors to assist in the review of our income tax calculations to ensure compliance with generally accepted accounting principles. There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                             CREDIT ACCEPTANCE CORPORATION
                             (Registrant)

                             By: /s/ Kenneth S. Booth
                                 ---------------------------------
                             Kenneth S. Booth
                             Chief Financial Officer
                             January 27, 2006

                             (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

                                INDEX OF EXHIBITS

EXHIBIT
   NO.    NOTE                        DESCRIPTION
--------  ----  ----------------------------------------------------------------
4(c)(15)    1   Extension, Waiver and Amendment, dated April 30, 2005, under
                Third Amended and Restated Credit Agreement, dated as of June 9,
                2004, as amended by First Amendment dated as of December 10,
                2004, by and among the Company, certain of the Company's
                subsidiaries, Comerica Bank, as Administrative Agent and
                Collateral Agent, and the banks signatory thereto.

4(c)(16)    1   Extension, Waiver and Amendment, dated May 31, 2005, under Third
                Amended and Restated Credit Agreement, dated as of June 9, 2004, as amended by First Amendment dated as of December 10, 2004, by and among the Company, certain of the Company's subsidiaries,
                Comerica Bank, as Administrative Agent and Collateral Agent, and
                the banks signatory thereto.

31(a)       1   Certification of Chief Executive Officer, pursuant to Rule
                13a-14(a) of the Securities Exchange Act.

31(b)       1   Certification of Chief Financial Officer, pursuant to Rule
                13a-14(a) of the Securities Exchange Act.

32(a)       1   Certification of Chief Executive Officer, pursuant to 18 U.S.C.
                Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

32(b)       1   Certification of Chief Financial Officer, pursuant to 18 U.S.C.
                Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

   1  Filed herewith