Form 10-Q
period 2005-09-30
CREDIT ACCEPTANCE CORPORATION
filed 2006-01-30
CIK 885550

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                             TABLE OF CONTENTS

                      PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Income Statements - Three and nine months ended
                September 30, 2005 and September 30, 2004                      1

             Consolidated Balance Sheets - As of September 30, 2005 and
                December 31, 2004                                              2

             Consolidated Statements of Cash Flows - Nine months ended
                September 30, 2005 and September 30, 2004                      3

             Notes to Consolidated Financial Statements                        4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                            12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS         27

ITEM 4.   CONTROLS AND PROCEDURES                                             27

                       PART II. - OTHER INFORMATION

ITEM 6.   EXHIBITS                                                            28

SIGNATURE                                                                     29

INDEX OF EXHIBITS                                                             30

                         PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                -------------------------   -------------------------
                                                    2005          2004         2005           2004
                                                -----------   -----------   -----------   -----------
(Dollars in thousands, except per share data)
REVENUE:
   Finance charges                              $    45,360   $    39,718   $   132,453   $   113,552
   License fees                                       2,658         1,519         6,870         4,147
   Other income                                       4,350         4,237        11,877        12,102
                                                -----------   -----------   -----------   -----------
      Total revenue                                  52,368        45,474       151,200       129,801
                                                -----------   -----------   -----------   -----------
COSTS AND EXPENSES:
   Salaries and wages                                 9,595         9,243        27,779        26,523
   General and administrative                         5,617         5,268        17,462        15,729
   Sales and marketing                                4,160         3,042        10,956         8,606
   Provision for credit losses                        4,231         1,466         6,127         4,726
   Interest                                           3,655         2,946        11,011         8,257
   Stock-based compensation expense                     511           747         1,817         2,178
   Other expense                                        489           270           890         1,013
                                                -----------   -----------   -----------   -----------
      Total costs and expenses                       28,258        22,982        76,042        67,032
                                                -----------   -----------   -----------   -----------
Operating income                                     24,110        22,492        75,158        62,769
   Foreign currency (loss) gain                          (8)          674         1,019         1,731
                                                -----------   -----------   -----------   -----------
Income before provision for income taxes             24,102        23,166        76,177        64,500
   Provision for income taxes                         9,508         8,898        28,816        21,107
                                                -----------   -----------   -----------   -----------
Net income                                      $    14,594   $    14,268   $    47,361   $    43,393
                                                ===========   ===========   ===========   ===========
Net income per common share:
   Basic                                        $      0.39   $      0.37   $      1.28   $      1.11
                                                ===========   ===========   ===========   ===========
   Diluted                                      $      0.38   $      0.35   $      1.21   $      1.05
                                                ===========   ===========   ===========   ===========
Weighted average shares outstanding:
   Basic                                         37,020,020    38,679,011    36,962,724    39,234,974
   Diluted                                       38,912,822    40,943,604    39,249,304    41,506,320

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                               AS OF
                                                                                                   ----------------------------
                                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                                        2005           2004
                                                                                                   -------------   ------------
(Dollars in thousands, except per share data)
                                             ASSETS:
   Cash and cash equivalents                                                                         $  14,336       $     614
   Restricted cash and cash equivalents                                                                 26,805          23,927
   Restricted securities available for sale                                                              3,483             928
   Loans receivable (including $14,805 and $18,353 from affiliates in 2005 and 2004, respectively)     704,976         667,394
   Allowance for credit losses                                                                        (138,582)       (141,383)
                                                                                                     ---------       ---------
      Loans receivable, net                                                                            566,394         526,011
                                                                                                     ---------       ---------
   Property and equipment, net                                                                          18,950          19,706
   Income taxes receivable                                                                               1,490           9,444
   Other assets                                                                                          7,896          10,683
                                                                                                     ---------       ---------
      Total Assets                                                                                   $ 639,354       $ 591,313
                                                                                                     =========       =========
                              LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
   Accounts payable and accrued liabilities                                                          $  55,313       $  49,384
   Dealer reserve payable, net                                                                           6,007          15,675
   Line of credit                                                                                       46,000           7,700
   Secured financing                                                                                   138,747         176,000
   Mortgage note and capital lease obligations                                                           9,322           9,847
   Deferred income taxes, net                                                                           34,815          31,817
                                                                                                     ---------       ---------
      Total Liabilities                                                                                290,204         290,423
                                                                                                     ---------       ---------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued                                --              --
   Common stock, $.01 par value, 80,000,000 shares authorized, 37,022,936 and
      36,897,242 shares issued and outstanding as of September 30, 2005 and
      December 31, 2004, respectively                                                                      370             369
   Paid-in capital                                                                                      29,298          25,640
   Unearned stock-based compensation                                                                    (1,697)             --
   Retained earnings                                                                                   319,273         271,912
   Accumulated other comprehensive income                                                                1,906           2,969
                                                                                                     ---------       ---------
      Total Shareholders' Equity                                                                       349,150         300,890
                                                                                                     ---------       ---------
      Total Liabilities and Shareholders' Equity                                                     $ 639,354       $ 591,313
                                                                                                     =========       =========

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands)
                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                              -----------------------------
                                                                                 2005                2004
                                                                              ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                   $  47,361           $  43,393
 Adjustments to reconcile cash provided by operating activities:
  Provision for credit losses                                                     6,127               4,726
  Depreciation                                                                    3,957               4,354
  Loss on retirement of property and equipment                                       71                 146
  Foreign currency gain on forward contracts                                     (1,032)             (1,734)
  Provision (credit) for deferred income taxes                                    2,998              (5,073)
  Stock-based compensation                                                        1,817               2,178
 Change in operating assets and liabilities:
  Accounts payable and accrued liabilities                                        6,329              11,917
  Income taxes (receivable) payable                                               7,954                (609)
  Other assets                                                                    2,407                 (35)
                                                                              ---------           ---------
   Net cash provided by operating activities                                     77,989              59,263
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in restricted cash and cash equivalents                                  (2,878)             16,096
 Change in restricted securities available for sale                              (2,555)               (731)
 Principal collected on loans receivable                                        349,570             293,763
 Advances to dealers and accelerated payments                                  (358,005)           (335,521)
 Originations and purchases of new consumer loans                               (10,392)             (5,400)
 Payments of dealer holdbacks                                                   (38,190)            (24,214)
 Purchases of property and equipment                                             (2,683)             (2,157)
                                                                              ---------           ---------
   Net cash used in investing activities                                        (65,133)            (58,164)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of credit                                                   202,300             267,400
 Repayments of line of credit                                                  (164,000)           (208,700)
 Proceeds from secured financing                                                111,991             140,000
 Repayments of secured financing                                               (149,244)           (100,000)
 Principal payments under mortgage note and capital lease obligations              (933)             (2,462)
 Proceeds from mortgage note refinancing                                             --               3,540
 Repurchase of common stock                                                          --            (104,299)
 Proceeds from stock options exercised                                              145               3,635
                                                                              ---------           ---------
   Net cash provided by (used in) financing activities                              259                (886)
                                                                              ---------           ---------
   Effect of exchange rate changes on cash                                          607                (214)
                                                                              ---------           ---------
Net increase (decrease) in cash and cash equivalents                             13,722                  (1)
 Cash and cash equivalents, beginning of period                                     614               1,136
                                                                              ---------           ---------
 Cash and cash equivalents, end of period                                     $  14,336           $   1,135
                                                                              =========           =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
 Property and equipment acquired through capital lease obligations            $     385           $   1,980
 Issuance of restricted stock                                                     1,964                  --



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

ACCOUNTING POLICIES

     Finance Charges - United States and Canada. The Company recognizes finance charge income in accordance with the provisions of American Institute of Certified Public Accountant's Statement of Position ("SOP") 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." Consistent with SOP 03-3, the Company recognizes finance charges under the interest method such that revenue is recognized on a level yield basis based upon forecasted cash flows. As the forecasted cash flows change, the Company prospectively adjusts the rate upwards for positive changes but recognizes impairment for negative changes in the current period.

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

     During the first quarter of 2004, the Company entered into agreements with two new TPAs. The two new agreements differ from the prior agreement in three material respects: (i) the new agreements provide a commission to the Company on all vehicle service contracts sold by its dealer-partners, regardless of whether the vehicle service contract is financed by the Company, (ii) the Company experiences a higher commission on vehicle service contracts financed by the Company, and (iii) the new agreements allow the Company to participate in underwriting profits depending on the level of future claims paid. The two new agreements also require that net premiums on the vehicle service contracts be placed in trust accounts by the TPA. Funds in the trust accounts are utilized by the TPA to pay claims on the vehicle service contracts. Underwriting profits, if any, on the vehicle service contracts are distributed to the Company after the term of the vehicle service contracts have expired. Under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the Company is considered the primary beneficiary of the trusts. As a result, the assets and liabilities of the trusts have been consolidated on the Company's balance sheet. As of September 30, 2005, the trusts had $9.7 million in cash and cash equivalents available to pay claims and a related claims reserve of $9.7 million. Cash and cash equivalents are included in restricted cash and cash equivalents and the claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets. A third party insures claims in excess of funds in the trust accounts.

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

     Loans Receivable, Allowance for Credit Losses, and Dealer Reserve Payable - United Kingdom. The Company maintains an allowance for credit losses to cover losses inherent in the Company's Consumer Loan portfolio. Such losses consist of Consumer Loans receivable determined to be uncollectible or that have expected future collections less than the full contractual amount, less any losses absorbed by dealer holdbacks. Dealer holdbacks in the United Kingdom are classified in Dealer reserve payable in the Company's financial statements. By definition, these losses equal the amount by which advances to dealer-partners plus

(2)  SIGNIFICANT ACCOUNTING POLICIES - (CONCLUDED)

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

     The Company's allowance for credit losses also covers earned but unpaid servicing fees on Consumer Loans receivable in non-accrual status. Servicing fees, which are recorded as finance charges, are recognized under the interest method of accounting until the earlier of the underlying obligation becoming 90 days past due on a recency basis (no payments received for 90 days) or the repossession and sale of the vehicle securing the Consumer Loan. At such time, the Company suspends the recognition of revenue and records a provision for credit losses equal to the earned but unpaid revenue. Once a Consumer Loan is classified in non-accrual status, it remains in non-accrual status for the remaining life of the Consumer Loan. Revenue on non-accrual Consumer Loans is recognized on a cash basis.

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

3.   LOANS RECEIVABLE

A summary of the changes in Loans receivable is as follows (in thousands):

                                                                           THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                              ---------------------------------------------------------------
                                                              DEALER LOANS    CONSUMER LOANS      OTHER LOANS         TOTAL
                                                              ------------    --------------      -----------       ---------
Balance, beginning of period                                   $ 665,279         $  27,396         $   3,766        $ 696,441
New loans                                                        111,656             3,716                --          115,372
Dealer holdback payments                                          13,367                --                --           13,367
Net cash collections on loans                                   (113,181)           (3,879)               --         (117,060)
Write-offs                                                        (1,786)           (2,188)               --           (3,974)
Recoveries                                                            --               562                --              562
Net change in floorplan receivables,
  notes receivable and lines of credit                                --                --                79               79
Other                                                                 --               337                --              337
Currency translation                                                  52              (200)               --             (148)
                                                               ---------         ---------         ---------        ---------
Balance, end of period                                         $ 675,387         $  25,744         $   3,845        $ 704,976
                                                               =========         =========         =========        =========


                                                                           THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                              ----------------------------------------------------------------
                                                              DEALER LOANS    CONSUMER LOANS      OTHER LOANS         TOTAL
                                                              ------------    --------------      -----------       ---------
Balance, beginning of period                                   $ 601,935         $  49,910         $   6,552         $ 658,397
New loans                                                        105,983             2,153                --           108,136
Dealer holdback payments                                           7,918                --                --             7,918
Net cash collections on loans                                    (91,047)           (5,562)               --           (96,609)
Write-offs                                                        (2,008)           (5,065)               --            (7,073)
Recoveries                                                            --               397                --               397
Net change in floorplan receivables, notes
  receivable and lines of credit                                      --                --            (1,360)           (1,360)
Other                                                                 --               115                --               115
Currency translation                                                  80               (72)               --                 8
                                                               ---------         ---------         ---------         ---------
Balance, end of period                                         $ 622,861         $  41,876         $   5,192         $ 669,929
                                                               =========         =========         =========         =========


                                                                           NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                              ---------------------------------------------------------------
                                                              DEALER LOANS    CONSUMER LOANS      OTHER LOANS         TOTAL
                                                              ------------    --------------      -----------       ---------
Balance, beginning of period                                   $ 626,284         $  36,760         $   4,350         $ 667,394
New loans                                                        358,005            10,392                --           368,397
Dealer holdback payments                                          37,880                --                --            37,880
Net cash collections on loans                                   (338,542)          (13,097)               --          (351,639)
Write-offs                                                        (8,100)           (9,222)               --           (17,322)
Recoveries                                                            --             1,734                --             1,734
Net change in floorplan receivables,
  notes receivable, and lines of credit                               --                --              (505)             (505)
Other                                                                 --               707                --               707
Currency translation                                                (140)           (1,530)               --            (1,670)
                                                               ---------         ---------         ---------         ---------
Balance, end of period                                         $ 675,387         $  25,744         $   3,845         $ 704,976
                                                               =========         =========         =========         =========


                                                                           NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                              ---------------------------------------------------------------
                                                              DEALER LOANS    CONSUMER LOANS      OTHER LOANS         TOTAL
                                                              ------------    --------------      -----------       ---------
Balance, beginning of period                                   $ 537,671         $  75,098         $   6,668         $ 619,437
New loans                                                        335,521             5,400                --           340,921
Dealer holdback payments                                          23,165                --                --            23,165
Net cash collections on loans                                   (268,015)          (22,450)               --          (290,465)
Write-offs                                                        (5,069)          (18,587)               --           (23,656)
Recoveries                                                            --             1,435                --             1,435
Net change in floorplan receivables,
  notes receivable, and lines of credit                               --                --            (1,476)           (1,476)
Other                                                                 --               458                --               458
Currency translation                                                (412)              522                --               110
                                                               ---------         ---------         ---------         ---------
Balance, end of period                                         $ 622,861         $  41,876         $   5,192         $ 669,929
                                                               =========         =========         =========         =========

3.   LOANS RECEIVABLE - (CONCLUDED)

     A summary of the changes in the Allowance for credit losses is as follows (in thousands):

                                                   THREE MONTHS ENDED SEPTEMBER 30, 2005
                                           ------------------------------------------------------
                                           DEALER LOANS   CONSUMER LOANS   OTHER LOANS     TOTAL
                                           ------------   --------------   -----------   --------
Balance, beginning of period                 $130,744         $5,693           $ --      $136,437
Provision for credit losses(1)                  4,360           (504)           (43)        3,813
Write-offs                                     (1,785)          (363)            --        (2,148)
Recoveries                                         --            444             --           444
Other changes in floorplan receivables,
   notes receivable, and lines of credit           --             --             43            43
Currency translation                               69            (76)            --            (7)
                                             --------         ------           ----      --------
Balance, end of period                       $133,388         $5,194           $ --      $138,582
                                             ========         ======           ====      ========

                                                    THREE MONTHS ENDED SEPTEMBER 30, 2004
                                           ------------------------------------------------------
                                           DEALER LOANS   CONSUMER LOANS   OTHER LOANS     TOTAL
                                           ------------   --------------   -----------   --------
Balance, beginning of period                 $136,343         $6,575          $ 479      $143,397
Provision for credit losses(1)                  1,356           (130)           (20)        1,206
Write-offs                                     (2,009)          (192)            --        (2,201)
Recoveries                                         --            364             --           364
Other changes in floorplan receivables,
   notes receivable, and lines of credit           --             --           (135)         (135)
Currency translation                               72             (9)            --            63
                                             --------         ------          -----      --------
Balance, end of period                       $135,762         $6,608          $ 324      $142,694
                                             ========         ======          =====      ========

                                                    NINE MONTHS ENDED SEPTEMBER 30, 2005
                                           ------------------------------------------------------
                                           DEALER LOANS   CONSUMER LOANS   OTHER LOANS     TOTAL
                                           ------------   --------------   -----------   --------
Balance, beginning of period                 $134,599        $ 6,774         $ 10,000    $151,373
Provision for credit losses(2)                  6,847         (1,327)             (63)      5,457
Write-offs                                     (8,100)        (1,572)            (157)     (9,829)
Recoveries                                         --          1,860              437       2,297
Other changes in floorplan receivables,
   notes receivable, and lines of credit           --             --          (10,139)    (10,139)
Currency translation                               42           (541)             (78)       (577)
                                             --------        -------         --------    --------
Balance, end of period                       $133,388        $ 5,194         $     --    $138,582
                                             ========        =======         ========    ========

                                                    NINE MONTHS ENDED SEPTEMBER 30, 2004
                                           ------------------------------------------------------
                                           DEALER LOANS   CONSUMER LOANS   OTHER LOANS     TOTAL
                                           ------------   --------------   -----------   --------
Balance, beginning of period                 $136,514         $6,689           $106      $143,309
Provision for credit losses(2)                  4,292           (436)           162         4,018
Write-offs                                     (5,069)          (999)            --        (6,068)
Recoveries                                         --          1,312             --         1,312
Other changes in floorplan receivables,
   notes receivable, and lines of credit           --             --             56            56
Currency translation                               25             42             --            67
                                             --------         ------           ----      --------
Balance, end of period                       $135,762         $6,608           $324      $142,694
                                             ========         ======           ====      ========

(1) Does not include a provision for earned but unpaid revenue related to license fees $418 and $260 for the three months ended September 30, 2005 and 2004, respectively.

(2) Does not include a provision for earned but unpaid revenue related to license fees $670 and $708 for the nine months ended September 30, 2005 and 2004, respectively.

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

                                    As of September 30, 2005        As of December 31, 2004
                                 -----------------------------   -----------------------------
                                   Affiliated                      Affiliated
                                 dealer-partner       % of       dealer-partner       % of
                                     balance      consolidated       balance      consolidated
                                 --------------   ------------   --------------   ------------
Affiliated Dealer Loan balance       $13,100          2.0%           $16,700          2.7%

                                      For the Three Months ended      For the Nine Months ended
                                         September 30, 2005              September 30, 2005
                                    -----------------------------   -----------------------------
                                      Affiliated                      Affiliated
                                    dealer-partner       % of       dealer-partner       % of
                                       activity      consolidated      activity      consolidated
                                    --------------   ------------   --------------   ------------
Advances                                $1,900           1.7%          $3,900            3.7%
Affiliated dealer-partner revenue       $  900           2.1%          $2,700            2.1%

                                      For the Three Months ended      For the Nine Months ended
                                         September 30, 2004               September 30, 2004
                                    -----------------------------   -----------------------------
                                      Affiliated                      Affiliated
                                    dealer-partner       % of       dealer-partner       % of
                                       activity      consolidated      activity      consolidated
                                    --------------   ------------   --------------   ------------
Advances                                $7,600           2.1%          $11,100           3.3%
Affiliated dealer-partner revenue       $1,100           3.0%          $ 3,100           3.0%

     Pursuant to an employment agreement with the Company's President dated April 19, 2001, the Company loaned the President's dealerships $850,000. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22%, is unsecured, and is personally guaranteed by the Company's President. The balance of the note including accrued but unpaid interest was approximately $1,132,000 and $1,099,000 as of September 30, 2005 and December 31, 2004, respectively. In addition, pursuant to the employment agreement, the Company loaned the President approximately $478,000. The note, dated January 1, 2002, is due on April 19, 2011 including all principal and interest, bears interest at 5.22%, and is unsecured. The balance of the note including accrued interest was approximately $573,000 and $554,000 as of September 30, 2005 and December 31, 2004, respectively.

     Total CAPS and dealer enrollment fees earned from affiliated dealer-partners were $13,000 and $47,000 for the three and nine months ended September 30, 2005, respectively, and $13,000 and $36,000 for the same periods in 2004.

     The Company paid for air transportation services provided by a company owned by the Company's majority shareholder and Chairman totaling $12,000 and $47,000 for the three and nine months ended September 30, 2005, and $89,000 and $171,000 for the same periods in 2004, respectively.

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

5.   FORWARD CONTRACTS

     In the third quarter of 2003, the Company entered into a series of forward contracts with a commercial bank to manage foreign currency exchange risk associated with the cash flows anticipated from the exit of the United Kingdom operation. The Company did not have any outstanding contracts as of September 30, 2005. As of December 31, 2004, the Company had contracts outstanding to deliver 3.3 million British pounds sterling to the commercial bank which were exchanged into United States dollars at a weighted average exchange rate of 1.57 United States dollars per British pound sterling on a monthly basis through June 30, 2005. As the Company had not designated these contracts as hedges as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 and SFAS No. 149, changes in the fair value of these forward contracts increased or decreased net income. The fair value of the forward contracts were less than the notional amount of the contracts outstanding as of December 31, 2004 by $1,156,000 due to the weakening of the United States dollar versus the British pound sterling since the date the contracts were entered into. The Company recognized a foreign currency gain of $1,032,000 ($671,000 after-tax) for the nine months ended September 30, 2005 related to the change in the fair value of the forward contracts compared to a gain of $675,000 ($439,000 after-tax) and $1,734,000 ($1,127,000 after-tax) for the three and nine months ended September 30, 2004. The reduction in the foreign currency gain was primarily due to a decrease in the notional amount of the forward contracts from December 31, 2004 to September 30, 2005.

6.   INCOME TAXES

     A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate follows:

                                         THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------   -------------------------------
                                                   2005   2004                        2005   2004
                                                   ----   ----                        ----   ----
U.S. federal statutory rate                        35.0%  35.0%                       35.0%  35.0%
   State income taxes                               4.6    1.8                         3.2    1.7
   Foreign income taxes                            (0.3)    --                        (0.1)    --
   U.S. tax impact of foreign earnings               --     --                          --   (4.1)
   Other                                            0.1    1.6                        (0.3)   0.1
                                                   ----   ----                        ----   ----
Effective tax rate                                 39.4%  38.4%                       37.8%  32.7%
                                                   ====   ====                        ====   ====

     The differences between the U.S. federal statutory rate and the Company's consolidated effective tax rate are primarily related to: (i) state income taxes that are included in the provision for income taxes, (ii) the impact of earnings generated by the Company's foreign operations that were taxed at a different rate than the U.S. rate in 2004 and the same rate as the U.S in 2005, and (iii) the impact of the exchange rate on the repatriation of foreign earnings in 2004. Repatriations of foreign earnings are taxed by the U.S. based on foreign exchange rates prevailing at the time of repatriation while foreign tax credits are calculated based on the exchange rates that prevailed when the income was originally earned.

7.   CAPITAL TRANSACTIONS

     Pursuant to the Company's Incentive Compensation Plan (the "Incentive Plan"), which was approved by shareholders on May 13, 2004, the Company has reserved 1.0 million shares of its common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014. During the first quarter of 2005, the Company granted 99,023 shares of restricted stock to employees and officers under the Incentive Plan, which vest in full or in part based on the Company's satisfaction of certain performance-related criteria. In conjunction with this grant, during the first quarter of 2005 the Company recorded $1,964,000 of unearned stock-based compensation, representing the fair value of the restricted stock on the date of grant. Unearned stock-based compensation will be recognized as stock-based compensation expense over the expected vesting period of the restricted stock. The related stock-based compensation expense totaled $131,000 and $261,000 for the three and nine months ended September 30, 2005, respectively. Shares available for future grants under the Incentive Plan totaled 900,977 at September 30, 2005.

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

     Selected segment information is set forth below (in thousands):

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                    ------------------   -------------------
                                                      2005       2004      2005       2004
                                                     -------   -------   --------   --------
Revenue:
   United States                                     $51,302   $43,344   $148,521   $122,173
   United Kingdom                                        745     1,206      1,505      3,794
   Other                                                 321       924      1,174      3,834
                                                     -------   -------   --------   --------
      Total revenue                                  $52,368   $45,474   $151,200   $129,801
                                                     =======   =======   ========   ========
Income (loss) before provision for income taxes:
   United States                                     $23,557   $22,555   $ 74,714   $ 62,729
   United Kingdom                                        922       222      1,807        803
   Other                                                (377)      389       (344)       968
                                                     -------   -------   --------   --------
   Total income before provision for income taxes    $24,102   $23,166   $ 76,177   $ 64,500
                                                     =======   =======   ========   ========

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

                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                              -----------------------   -----------------------
                                                                 2005         2004         2005         2004
                                                              ----------   ----------   ----------   ----------
Weighted average common shares outstanding                    37,020,020   38,679,011   36,962,724   39,234,974
Common stock equivalents                                       1,892,802    2,264,593    2,286,580    2,271,346
                                                              ----------   ----------   ----------   ----------
Weighted average common shares and common stock equivalents   38,912,822   40,943,604   39,249,304   41,506,320
                                                              ==========   ==========   ==========   ==========

     The diluted net income per share calculation excludes stock options to purchase 115,000 shares and 0 shares for the three months and nine months ended September 30, 2005, respectively, and 110,000 shares and 82,737 shares for the same periods in 2004 as inclusion of these options would be anti-dilutive to the net income per share due to the relationship between the exercise prices and the average market price of common stock during these periods.

10.  OTHER ASSETS

     As of September 30, 2005 and December 31, 2004, deferred debt issuance costs were $834,000 and $3.5 million, respectively. Expenses associated with the issuance of debt instruments are capitalized and amortized over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.

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

     The Company believes it has been successful in improving the profitability of its Dealer Loans in recent years primarily as a result of increasing the spread between the forecasted collection rate and the advance rate, and increasing revenue from ancillary products. For the three months ended September 30, 2005, Dealer Loan originations in the United States grew 6.7% compared to the same period in 2004 due to an increase in the number of active dealer-partners and an increase in the number of Consumer Loans accepted. Since the Company believes it is one of only a few financial services companies serving the Company's target market, the Company believes that it has an opportunity to grow its business profitably in the future.

     Critical success factors for the Company include access to capital and the ability to accurately forecast Consumer Loan performance. The Company's strategy for accessing the capital required to grow its business is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and
(iii) maintain multiple funding sources. The Company's funded debt to equity ratio is 0.6 to 1.0 at September 30, 2005. The Company currently funds its business through a bank line of credit facility, privately placed secured financings and commercial bank conduit-financed secured financings.

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

                                As of September 30, 2005
              ------------------------------------------------------------
  Year of      Forecasted
Origination   Collection %   Advance %   Spread %   % of Forecast Realized
-----------   ------------   ---------   --------   ----------------------
    1992          80.2%        37.1%       43.1%            100.0%
    1993          75.3%        37.1%       38.2%            100.0%
    1994          61.0%        40.5%       20.5%            100.0%
    1995          54.9%        44.2%       10.7%            100.0%
    1996          55.0%        46.9%        8.1%             99.6%
    1997          58.4%        47.9%       10.5%             98.9%
    1998          67.7%        46.1%       21.6%             98.2%
    1999          72.8%        48.9%       23.9%             97.3%
    2000          73.2%        48.0%       25.2%             96.5%
    2001          67.2%        45.8%       21.4%             96.0%
    2002          70.2%        42.2%       28.0%             92.6%
    2003          74.0%        43.4%       30.6%             78.3%
    2004          73.4%        44.0%       29.4%             51.3%

     Accurately forecasting future collection rates is critical to the Company's success. The risk of a forecasting error declines as Consumer Loans age. For example, the risk of a material forecasting error for business written in 1999 is very small since 97.3% of the total amount forecasted has already been realized. In contrast, the Company's forecast for recent Consumer Loans is less certain. If the Company produces disappointing operating results, it will likely be because the Company overestimated future Consumer Loan performance. Although the Company makes every effort to estimate collection rates as accurately as possible, there can be no assurance that the Company's estimates will be accurate or that Consumer Loan performance will be as expected.

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

     During the first quarter of 2005, the Company made the following changes that impacted pricing: (i) effective February 1, 2005, the monthly rate for CAPS fees increased from $499 to $599, (ii) effective March 1, 2005, the Company increased advance rates by approximately 1.5%, and (iii) early in the first quarter, the Company began offering a Guaranteed Asset Protection waiver and insurance product ("GAP"). GAP provides the consumer protection by covering the difference between the loan balance and the amount traditional insurance covers in the event the vehicle is totaled or stolen. The Company receives a commission for every GAP product sold by its dealer-partners. The Company believes that the net impact of these three changes will result in Consumer Loans accepted to date during 2005 producing approximately the same level of profitability as Consumer Loans accepted in 2004. There were no material changes in credit policy or pricing in the third quarter of 2005, other than routine changes designed to maintain current profitability levels.

                              RESULTS OF OPERATIONS

           Three and Nine Months Ended September 30, 2005 Compared to
                 Three and Nine Months Ended September 30, 2004

     The following is a discussion of the results of operations and income statement data for the Company on a consolidated basis and for each of the Company's three business segments, United States, United Kingdom, and Other.

Consolidated

                                            THREE MONTHS              THREE MONTHS
                                               ENDED                     ENDED
                                           SEPTEMBER 30,     % OF    SEPTEMBER 30,     % OF
                                                2005       REVENUE        2004       REVENUE
                                           -------------   -------   -------------   -------
(Dollars in thousands)
REVENUE:
Finance charges                               $45,360        86.6%      $39,718        87.4%
License fees                                    2,658         5.1         1,519         3.3
Other income                                    4,350         8.3         4,237         9.3
                                              -------       -----       -------       -----
   Total revenue                               52,368       100.0        45,474       100.0
COSTS AND EXPENSES:
Salaries and wages                              9,595        18.4         9,243        20.3
General and administrative                      5,617        10.7         5,268        11.6
Sales and marketing                             4,160         7.9         3,042         6.7
Provision for credit losses                     4,231         8.1         1,466         3.2
Interest                                        3,655         7.0         2,946         6.5
Stock-based compensation expense                  511         1.0           747         1.6
Other expense                                     489         0.9           270         0.6
                                              -------       -----       -------       -----
   Total costs and expenses                    28,258        54.0        22,982        50.5
                                              -------       -----       -------       -----
Operating income                               24,110        46.0        22,492        49.5
Foreign exchange (loss) gain                       (8)         --           674         1.5
                                              -------       -----       -------       -----
Income before provision for income taxes       24,102        46.0        23,166        51.0
Provision for income taxes                      9,508        18.2         8,898        19.6
                                              -------       -----       -------       -----
Net income                                    $14,594        27.8%      $14,268        31.4%
                                              =======       =====       =======       =====

                                            NINE MONTHS               NINE MONTHS
                                               ENDED                    ENDED
                                           SEPTEMBER 30,    % OF     SEPTEMBER 30,    % OF
                                               2005        REVENUE        2004       REVENUE
                                           -------------   -------   -------------   -------
(Dollars in thousands)
REVENUE:
Finance charges                               $132,453       87.6%      $113,552       87.5%
License fees                                     6,870        4.5          4,147        3.2
Other income                                    11,877        7.9         12,102        9.3
                                              --------      -----       --------      -----
   Total revenue                               151,200      100.0        129,801      100.0
COSTS AND EXPENSES:
Salaries and wages                              27,779       18.4         26,523       20.4
General and administrative                      17,462       11.5         15,729       12.1
Sales and marketing                             10,956        7.2          8,606        6.6
Provision for credit losses                      6,127        4.1          4,726        3.6
Interest                                        11,011        7.3          8,257        6.4
Stock-based compensation expense                 1,817        1.2          2,178        1.7
Other expense                                      890        0.6          1,013        0.8
                                              --------      -----       --------      -----
   Total costs and expenses                     76,042       50.3         67,032       51.6
                                              --------      -----       --------      -----
Operating income                                75,158       49.7         62,769       48.4
Foreign exchange gain                            1,019        0.7          1,731        1.3
                                              --------      -----       --------      -----
Income before provision for income taxes        76,177       50.4         64,500       49.7
Provision for income taxes                      28,816       19.1         21,107       16.3
                                              --------      -----       --------      -----
Net income                                    $ 47,361       31.3%      $ 43,393       33.4%
                                              ========      =====       ========      =====

     For the three months ended September 30, 2005, consolidated net income increased to $14.6 million, or $0.38 per diluted share, compared to $14.3 million, or $0.35 per diluted share, for the same period in 2004. The increase in consolidated net income was primarily due to (i) a 14.2% increase in finance charge income primarily due to an increase in the size of the Dealer Loan portfolio and an increase in the yield due to an increase in forecasted collection rates on these Dealer Loans, and (ii) a 1.9% decrease in salaries and wages, as a percentage of revenue, as a result of the following: (i) a decrease in servicing salaries, as a percentage of revenue, due to improved credit quality of the Dealer Loans being serviced, and (ii) a decrease in corporate support salaries, as a percentage of revenue, which is consistent with the Company's business plan of growing corporate infrastructure at a rate slower than the growth rate of the Loan portfolio. Partially offsetting these items were (i) an increase in provision for credit losses to $4.2 million from $1.5 million due to a charge of $2.9 million related to a reduction in forecasted collection rates resulting from Hurricanes Katrina and Rita, and (ii) a 1.2% increase in sales and marketing expenses, as a percentage of revenue, primarily due to $0.5 million related to the Company's annual dealer-partner convention. Convention expenses for the prior year were recorded in the fourth quarter.

     For the nine months ended September 30, 2005, consolidated net income increased to $47.4 million, or $1.21 per diluted share, compared to $43.4 million, or $1.05 per diluted share, for the same period in 2004. The increase in consolidated net income was primarily due to: (i) a 16.6% increase in finance charge income primarily due to an increase in the size of the Dealer Loan portfolio and an increase in the yield due to an increase in forecasted collection rates on these Dealer Loans and (ii) a 2.0% decrease in salaries and wages, as a percentage of revenue, as a result of the following: (i) a decrease in servicing salaries, as a percentage of revenue, due to improved credit quality of the Dealer Loans being serviced, and (ii) a decrease in corporate support salaries, as a percentage of revenue, which is consistent with the Company's business plan of growing corporate infrastructure at a rate slower than the growth rate of the Loan portfolio. Partially offsetting these items was an increase in the Company's effective tax rate to 37.8% for the nine months ended September 30, 2005, from 32.7% for the same period in 2004 due to the benefit recorded in the second quarter of 2004 associated with electing to treat the United Kingdom subsidiary as a branch for the U.S. tax purposes.

     The results of operations for the Company as a whole are attributable to changes described by segment in the discussion of the results of operations in the United States, United Kingdom, and Other business segments. The following discussion of interest expense is provided on a consolidated basis, as the explanation is not meaningful by business segment.

     Interest. Consolidated interest expense increased to $3.7 and $11.0 million for the three and nine months ended September 30, 2005 from $2.9 and $8.3 million for the same periods in 2004. The increases in consolidated interest expense were due to increases in the average outstanding debt as a result of an increase in Dealer Loan originations during the three and nine months ended September 30, 2005 and stock buybacks in the third quarter of 2004, and an increase in interest rates during the three and nine months ended September 30, 2005 compared to the same periods in the prior year. The increase in the interest rate is primarily the result of increased market rates partially offset by the impact of fixed fees on the Company's secured financing and line of credit facility due to higher average outstanding borrowings.

United States

                                            THREE MONTHS               THREE MONTHS
                                               ENDED                      ENDED
                                           SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF
                                                2005        REVENUE        2004       REVENUE
                                           -------------   --------   -------------   -------
(Dollars in thousands)
REVENUE:
Finance charges                               $45,004        87.7%       $38,815        89.6%
License fees                                    2,658         5.2          1,519         3.5
Other income                                    3,640         7.1          3,010         6.9
                                              -------       -----        -------       -----
   Total revenue                               51,302       100.0         43,344       100.0
COSTS AND EXPENSES:
Salaries and wages                              9,444        18.4          8,287        19.3
General and administrative                      5,371        10.5          4,961        11.4
Sales and marketing                             4,160         8.1          3,042         7.0
Provision for credit losses                     4,761         9.3          1,535         3.5
Interest                                        3,510         6.8          2,822         6.5
Stock-based compensation expense                  491         1.0            713         1.6
Other expense                                      (3)         --            102         0.2
                                              -------       -----        -------       -----
   Total costs and expenses                    27,734        54.1         21,462        49.5
                                              -------       -----        -------       -----
Operating income                               23,568        45.9         21,882        50.5
Foreign exchange (loss) gain                      (11)         --            673         1.6
                                              -------       -----        -------       -----
Income before provision for income taxes       23,557        45.9         22,555        52.1
Provision for income taxes                      9,371        18.3          8,677        20.0
                                              -------       -----        -------       -----
Net income                                    $14,186        27.6%       $13,878        32.1%
                                              =======       =====        =======       =====

                                            NINE MONTHS                NINE MONTHS
                                               ENDED                      ENDED
                                           SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF
                                                2005        REVENUE        2004       REVENUE
                                           -------------   --------   -------------   -------
(Dollars in thousands)
REVENUE:
Finance charges                               $131,226       88.4%       $109,641       89.7%
License fees                                     6,870        4.6           4,147        3.4
Other income                                    10,425        7.0           8,385        6.9
                                              --------      -----        --------      -----
   Total revenue                               148,521      100.0         122,173      100.0
COSTS AND EXPENSES:
Salaries and wages                              27,302       18.3          23,929       19.7
General and administrative                      16,632       11.2          14,204       11.6
Sales and marketing                             10,956        7.4           8,606        7.0
Provision for credit losses                      7,363        5.0           4,448        3.6
Interest                                        10,578        7.1           7,751        6.3
Stock-based compensation expense                 1,756        1.2           2,057        1.7
Other expense                                      236        0.2             193        0.2
                                              --------      -----        --------      -----
   Total costs and expenses                     74,823       50.4          61,188       50.1
                                              --------      -----        --------      -----
Operating income                                73,698       49.6          60,985       49.9
Foreign exchange gain                            1,016        0.7           1,744        1.4
                                              --------      -----        --------      -----
Income before provision for income taxes        74,714       50.3          62,729       51.3
Provision for income taxes                      28,397       19.1          20,487       16.8
                                              --------      -----        --------      -----
Net income                                    $ 46,317       31.2%       $ 42,242       34.5%
                                              ========      =====        ========      =====

     Finance Charges. Finance charges increased to $45.0 million and $131.2 million for the three and nine months ended September 30, 2005 from $38.8 million and $109.6 million for the same periods in 2004 primarily due to an increase in the size of the Dealer Loan portfolio resulting from an increase in the number of active dealer-partners, partially offset by a decrease in the number of transactions per active dealer-partner.

     The number of active dealer-partners is a function of new dealer-partner enrollments and attrition. Active dealer-partners are dealer-partners who submit at least one loan during the period. The following table summarizes the changes in active dealer-partners and corresponding unit volume for the three and twelve months ended September 30, 2005 and 2004:

                                                                      THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                      SEPTEMBER 30, 2005            SEPTEMBER 30, 2004
                                                                 ---------------------------   ---------------------------
                                                                  DEALER-    UNIT               DEALER-    UNIT
                                                                 PARTNERS   VOLUME   AVERAGE   PARTNERS   VOLUME   AVERAGE
                                                                 --------   ------   -------   --------   ------   ------
Production from quarter ended June 30 of the same year            1,224     19,018     15.5       899     17,268     19.2
Attrition (1)                                                      (140)      (565)     4.0       (66)      (254)     3.8
Volume change from dealer-partners active in both periods           n/a         (8)     n/a       n/a        161      n/a
                                                                  -----     ------     ----       ---     ------     ----
Current period volume from dealer-partners active both periods    1,084     18,445     17.0       833     17,175     20.6
New dealer-partners (2)                                             198      1,442      7.3       105        962      9.2
Restarts (3)                                                         36        150      4.2        19        238     12.5
                                                                  -----     ------     ----       ---     ------     ----
Current period production                                         1,318     20,037     15.2       957     18,375     19.2

                                                                         TWELVE MONTHS ENDED           TWELVE MONTHS ENDED
                                                                          SEPTEMBER 30, 2005            SEPTEMBER 30, 2004
                                                                     ---------------------------   ---------------------------
                                                                      DEALER-    UNIT               DEALER-    UNIT
                                                                     PARTNERS   VOLUME   AVERAGE   PARTNERS   VOLUME   AVERAGE
                                                                     --------   ------   -------   --------   ------   -------
Production from twelve months ended September 30 of the prior year    1,125     73,331     65.2       850     59,246     69.7
Attrition (1)                                                          (209)    (3,404)    16.3      (156)    (4,193)    26.9
Volume change from dealer-partners active in both periods               n/a     (5,442)     n/a       n/a      3,534      n/a
                                                                      -----     ------     ----     -----     ------     ----
Current period volume from dealer-partners active both periods          916     64,485     70.4       694     58,587     84.4
New dealer-partners (2)                                                 697     16,320     23.4       408     13,831     33.9
Restarts (3)                                                             34        568     16.7        23        913     39.7
                                                                      -----     ------     ----     -----     ------     ----
Current period production                                             1,647     81,373     49.4     1,125     73,331     65.2

(1) Dealer-partner attrition refers to the following formula: dealer-partners active during the prior period who become inactive in the current period.

(2) Excludes new dealer-partners that have enrolled in the Company's program, but have not submitted at least one loan during the period.

(3) Restarts are previously active dealer-partners that were inactive during the prior period who became active during the current period.

     The increase in new dealer-partner enrollments in the third quarter of 2005 is primarily due to the new policy implemented in the first quarter of 2005. The new policy allows prospective dealer-partners to enroll in the Company's program without paying the $9,850 enrollment fee. Prospective dealer-partners choosing this option instead agree to allow the Company to keep 50% of the first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after 100 Consumer Loans have been originated and assigned to the Company. Based on the historical average of Portfolio Profit Express payments, the Company expects average enrollment fee revenue per dealer-partner for those dealer-partners electing the new option and reaching 100 Consumer Loans will be approximately $15,000 - $20,000. Approximately 65% of the dealer-partners that enrolled during the third quarter of 2005 took advantage of this new enrollment option.

     License Fees. License fees increased to $2.7 million and $6.9 million for the three and nine months ended September 30, 2005 from $1.5 and $4.1 million for the same periods in 2004. License fees represent CAPS fees charged to dealer-partners on a monthly basis. The increases were primarily due to an increase in the number of active dealer-partners. The average number of dealer-partners billed for CAPS fees in the first nine months of 2005 was 1,270 compared to 884 for the same period in the prior year. In February 2005, the rate for CAPS fees increased from $499 per dealer-partner per month to $599 per month.

     Salaries and Wages. Salaries and wages, as a percentage of revenue, decreased to 18.4% and 18.3% for the three and nine months ended September 30, 2005 from 19.3% and 19.7% for the same periods in 2004 primarily due to: (i) a decrease in servicing salaries, as a percentage of revenue, due to improved credit quality of the Dealer Loans being serviced, and (ii) a decrease in corporate support salaries, as a percentage of revenue, which is consistent with the Company's business plan of growing corporate infrastructure at a rate slower than the growth rate of the Loan portfolio.

     General and Administrative. General and administrative expenses, as a percentage of revenue, decreased to 10.5% and 11.2% for the three and nine months ended September 30, 2005 from 11.4% and 11.6% for the same periods in 2004 primarily due to a decrease in occupancy and equipment expenses, as a percentage of revenue, for the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to a reduction in depreciation expense, as a percentage of revenue.

     Sales and Marketing. Sales and marketing expenses, as a percentage of revenue, increased to 8.1% and 7.4% for the three and nine months ended September 30, 2005 from 7.0% for the same periods in 2004. The increases in the three and nine month periods were primarily due to an increase of $500,000 related to the Company's annual dealer-partner convention held in September of 2005. The convention expenses were recorded in the fourth quarter in 2004. The increase, as a percentage of revenue, for the nine months was partially offset by a decrease in sales commissions. The decrease in sales commissions, as a percentage of revenue, is primarily due to Dealer Loan origination volume growing at a slower rate than finance charge revenue.

     Provision for Credit Losses. The provision for credit losses increased to $4.8 million and $7.4 million for the three and nine months ended September 30, 2005 from $1.5 and $4.4 million for the same periods in 2004. The provision for credit losses consists primarily of a provision to reduce the carrying value of Dealer Loans to maintain the initial yield established at the inception of the Dealer Loan. Additionally, the provision for credit losses includes a provision for losses on notes receivable and a provision for earned but unpaid revenue related to license fees. The increase in the provision for credit losses for the three months and nine months ended September 30, 2005 compared to the same periods in 2004 was primarily due to a one-time pre-tax charge of $2.9 million related to a reduction in forecasted collection rates resulting from Hurricanes Katrina and Rita.

     Stock-based Compensation Expense. Stock-based compensation expense decreased to $490,000 and $1.8 million for the three and nine months ended September 30, 2005 from $710,000 and $2.1 million for the same periods in 2004. The decrease in expense was primarily the result of: (i) additional expense recognized during the second quarter of 2004 as a result of a reduction in the period over which certain performance-based stock options were expected to vest and (ii) a decline in the number of stock options outstanding from the prior year periods. The decrease in expense was partially offset by additional expense of $131,000 and $261,000 for the three and nine months ended September 30, 2005, related to restricted stock issued in the first quarter of 2005.

     Foreign Currency Gain/Loss. Foreign exchange expense decreased to a loss of $11,000 and a gain of $1.0 million for the three and nine months ended September 30, 2005 from gains of $670,000 and $1.7 million for the same periods in 2004. The decrease in foreign exchange expense for the three and nine months ended September 30, 2005 and 2004 were primarily the result of changes in the fair value of forward contracts entered into during the third quarter of 2003, as discussed in Note 5 to the consolidated financial statements.

     Provision for Income Taxes. The effective tax rate in the United States increased to 39.8% and 38.0% for the three and nine months ended September 30, 2005 from 38.5% and 32.7% for the same periods in 2004. The increase in the effective tax rate for the three and nine months ended September 30, 2005 was primarily due to the benefit recorded in the second quarter of 2004 associated with electing to treat the United Kingdom subsidiary as a branch for U.S. tax purposes.

United Kingdom

                                            THREE MONTHS              THREE MONTHS
                                                ENDED                    ENDED
                                           SEPTEMBER 30,     % OF    SEPTEMBER 30,     % OF
                                                2005       REVENUE        2004       REVENUE
                                           -------------   -------   -------------   -------
(Dollars in thousands)
REVENUE:
Finance charges                                $ 313         42.0%      $  767         63.6%
Other income                                     432         58.0          439         36.4
                                               -----        -----       ------        -----
   Total revenue                                 745        100.0        1,206        100.0
COSTS AND EXPENSES:
Salaries and wages                                98         13.1          826         68.5
General and administrative                       177         23.8          216         17.9
Provision for credit losses                     (472)       (63.4)         (92)        (7.6)
Stock-based compensation expense                  20          2.7           34          2.8
                                               -----        -----       ------        -----
   Total costs and expenses                     (177)       (23.8)         984         81.6
                                               -----        -----       ------        -----
Income before provision for income taxes         922        123.8          222         18.4
Provision for income taxes                       277         37.2           71          5.9
                                               -----        -----       ------        -----
Net income                                     $ 645         86.6%      $  151         12.5%
                                               =====        =====       ======        =====

                                            NINE MONTHS               NINE MONTHS
                                                ENDED                    ENDED
                                           SEPTEMBER 30,     % OF    SEPTEMBER 30,     % OF
                                                2005       REVENUE        2004       REVENUE
                                           -------------   -------   -------------   -------
(Dollars in thousands)
REVENUE:
Finance charges                               $ 1,073        71.3%       $3,355        88.4%
Other income
                                                  432        28.7           439        11.6
                                              -------       -----        ------       -----
   Total revenue                                1,505       100.0         3,794       100.0
COSTS AND EXPENSES:
Salaries and wages                                276        18.3         2,059        54.2
General and administrative                        607        40.3         1,154        30.4
Provision for credit losses                    (1,246)      (82.8)         (343)       (9.0)
Stock-based compensation expense                   61         4.1           121         3.2
                                              -------       -----        ------       -----
   Total costs and expenses                      (302)      (20.1)        2,991        78.8
                                              -------       -----        ------       -----
Income before provision for income taxes        1,807       120.1           803        21.2
Provision for income taxes                        528        35.1           236         6.2
                                              -------       -----        ------       -----
Net income                                    $ 1,279        85.0%       $  567        15.0%
                                              =======       =====        ======       =====

     Effective June 30, 2003, the Company decided to stop originating Consumer Loans in the United Kingdom. As a result, the size of the Consumer Loan portfolio in the United Kingdom has declined significantly. The declines in the revenues and expenses are primarily a result of this decision, except as discussed below.

     Provision for Credit Losses. The negative provision for credit losses in the three and nine months ended September 30, 2005 and for the same periods in 2004 are the result of the recognition of recoveries on previously charged-off Consumer Loans.

Other

                                                   THREE MONTHS              THREE MONTHS
                                                      ENDED                     ENDED
                                                  SEPTEMBER 30,     % OF    SEPTEMBER 30,     % OF
                                                       2005       REVENUE        2004       REVENUE
                                                  -------------   -------   -------------   -------
(Dollars in thousands)

REVENUE:
Finance charges                                       $  43         13.4%        $136         14.7%
Other income                                            278         86.6          788         85.3
                                                      -----       ------         ----        -----
   Total revenue                                        321        100.0          924        100.0
COSTS AND EXPENSES:
Salaries and wages                                       53         16.5          130         14.1
General and administrative                               69         21.5           91          9.8
Provision for credit losses                             (58)       (18.1)          23          2.5
Interest                                                145         45.2          124         13.4
Other expense                                           492        153.3          168         18.2
                                                      -----       ------         ----        -----
   Total costs and expenses                             701        218.4          536         58.0
                                                      -----       ------         ----        -----
Operating (loss) income                                (380)      (118.4)         388         42.0
Foreign exchange gain                                     3          0.9            1          0.1
                                                      -----       ------         ----        -----
(Loss) income before provision for income taxes        (377)      (117.5)         389         42.1
(Credit) provision for income taxes                    (140)       (43.6)         150         16.2
                                                      -----       -----          ----        -----
Net (loss) income                                     $(237)      (73.9)%        $239         25.9%
                                                      =====       ======         ====        =====

                                                    NINE MONTHS               NINE MONTHS
                                                      ENDED                     ENDED
                                                  SEPTEMBER 30,     % OF    SEPTEMBER 30,     % OF
                                                       2005       REVENUE        2004       REVENUE
                                                  -------------   -------   -------------   -------
(Dollars in thousands)
REVENUE:
Finance charges                                      $  154        13.1%       $  556         14.5%
Other income                                          1,020        86.9         3,278         85.5
                                                     ------       -----        ------       ------
   Total revenue                                      1,174       100.0         3,834        100.0
COSTS AND EXPENSES:
Salaries and wages                                      201        17.1           535         13.9
General and administrative                              223        19.0           371          9.7
Provision for credit losses                              10         0.9           621         16.2
Interest                                                433        36.9           506         13.2
Other expense                                           654        55.7           820         21.4
                                                     ------       -----        ------       ------
   Total costs and expenses                           1,521       129.6         2,853         74.4
                                                     ------       -----        ------       ------
Operating (loss) income                                (347)      (29.6)          981         25.6
Foreign exchange gain (loss)                              3         0.3           (13)        (0.3)
                                                     ------       -----        ------       ------
(Loss) income before provision for income taxes        (344)      (29.3)          968         25.3
(Credit) provision for income taxes                    (109)       (9.3)          384         10.0
                                                     ------       -----        ------       ------
Net (loss) income                                    $ (235)      (20.0)%      $  584         15.3%
                                                     ======       =====        ======       ======

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

     The Company's cash and cash equivalents increased to $14.3 million as of September 30, 2005 from $614,000 at December 31, 2004. The Company's total balance sheet indebtedness increased to $194.1 million at September 30, 2005 from $193.5 million at December 31, 2004.

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

     Restricted available-for-sale securities consist of the following:

                                                               AS OF SEPTEMBER 30, 2005
                                                  -------------------------------------------------
                                                              GROSS        GROSS
                                                           UNREALIZED   UNREALIZED   ESTIMATED FAIR
                                                   COST       GAINS       LOSSES          VALUE
                                                  ------   ----------   ----------   --------------
US Government and agency securities               $1,433       $--         $(11)         $1,422
Corporate bonds                                    2,093        --          (32)          2,061
                                                  ------       ---         ----          ------
Total restricted securities available for sale    $3,526       $--         $(43)         $3,483
                                                  ======       ===         ====          ======

                                                              AS OF DECEMBER 31, 2004
                                                  -----------------------------------------------
                                                            GROSS        GROSS
                                                         UNREALIZED   UNREALIZED   ESTIMATED FAIR
                                                  COST      GAINS       LOSSES          VALUE
                                                  ----   ----------   ----------   --------------
US Government and agency securities               $150       $--         $(2)           $148
Corporate bonds                                    784         1          (5)            780
                                                  ----       ---         ---            ----
Total restricted securities available for sale    $934       $ 1         $(7)           $928
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

                                                  AS OF SEPTEMBER 30, 2005   AS OF DECEMBER 31, 2004
                                                  ------------------------   -----------------------
                                                               ESTIMATED               ESTIMATED
                                                      COST    FAIR VALUE        COST   FAIR VALUE
                                                     ------   ----------        ----   ----------
Contractual Maturity
   Within one year                                   $  152     $  151          $ --      $ --
   Over one year to five years                        3,374      3,332           857       852
   Over five years to ten years                          --         --            77        76
   Over ten years                                        --         --            --        --
                                                     ------     ------          ----      ----
      Total restricted securities available for
         sale                                        $3,526     $3,483          $934      $928
                                                     ======     ======          ====      ====

     Line of Credit Facility. At September 30, 2005, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 9, 2006. At September 30, 2005, the agreement provided that, at the Company's option, interest is payable at either the Eurodollar rate plus 130 basis points (5.07% at September 30, 2005), or at the prime rate (6.75% at September 30, 2005). The Eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% of the net book value of Dealer Loans plus 65% of the net book value of Consumer Loans purchased by the Company (not to exceed a maximum of 25% of the aggregate borrowing base limitation), less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. The credit agreement uses terminology corresponding to the Company's historical method of accounting. As a result, the net book value of Dealer Loans would require adjustment to reflect the equivalent terms used in the credit agreement.

     The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay annual and quarterly fees on the amount of the commitment. As of September 30, 2005 and December 31, 2004, there was $46.0 million and $7.7 million outstanding under this facility. The maximum amount outstanding was approximately $60.1 million and $118.1 million during the three months ended September 30, 2005 and 2004, respectively. The weighted average balance outstanding was $46.4 million and $49.9 million during the three months ended September 30, 2005 and 2004, respectively. The weighted average interest rate on line of credit borrowings outstanding on September 30, 2005 was 5.07%. The Company is currently negotiating modifications to the credit agreement to conform the terminology used in the agreement to the Company's current business and method of accounting and to update certain financial covenant levels.

     Secured Financing. The secured financing agreements described below that were in place at September 30, 2005 used terminology corresponding to the Company's historical method of accounting. The discussion below describes the agreements as drafted, including references to advance rates based on asset values determined under the historical accounting methodology. As a result, calculations using advance rates and assets valued pursuant to the current accounting methodology will not reflect actual limitations imposed by the agreements. The Company is currently negotiating modifications to the secured financing agreements that remain in effect as of the date of this report to adjust the advance rates and/or determination of asset values and to otherwise conform the terminology used in these agreements to the Company's current method of accounting as necessary to keep the parties' rights constant.

     In the third quarter of 2003, the Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. II ("Warehouse Funding" or "2003-2"), completed a revolving secured financing transaction with an institutional investor. In the third quarter of 2004, Warehouse Funding increased the facility limit and renewed the commitment. Under the renewed facility, Warehouse Funding may receive up to $200.0 million in financing when the Company conveys Dealer Loans to Warehouse Funding for cash and equity in Warehouse Funding. Warehouse Funding will in turn pledge the Dealer Loans as collateral to the institutional investor to secure loans that will fund the cash portion of the purchase price of the Dealer Loans. As required under the agreement, all amounts outstanding under the facility were refinanced and the facility paid to zero in August 2004. This revolving facility, which was to mature on August 9, 2005, but has been extended to February 15, 2006, allows conveyances of Dealer Loans by the Company and related borrowing by Warehouse Funding in which Warehouse Funding will receive 75% of the net book value of the contributed Dealer Loans up to the $200.0 million facility limit. In addition to the maturity of the facility, there is a requirement that any amounts outstanding under the facility be refinanced, and the facility paid to zero, by

February 15, 2006. If this does not occur or the requirement is not waived, or if the facility is not extended, the transaction will cease to revolve, will amortize as collections are received and, at the option of the institutional investor, may be subject to acceleration and foreclosure. Although Warehouse Funding will be liable for any secured financing under the facility, the financing will be non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes. As Warehouse Funding is organized as a separate special purpose legal entity from the Company, assets of Warehouse Funding (including the conveyed Dealer Loans) will not be available to satisfy the general obligations of the Company. All the assets of Warehouse Funding have been encumbered to secure Warehouse Funding's obligations to its creditors. Borrowings under the facility will bear interest at a floating rate equal to the commercial paper rate plus 65 basis points, which has been limited to a maximum rate of 6.75% through interest rate cap agreements executed in the third quarter of 2005. The interest rate at September 30, 2005 was 4.39%. The Company will receive a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not have any rights in any portion of such collections. As of September 30, 2005 and December 31, 2004, there was $123.5 million and $76.0 million, respectively, outstanding under this facility.

In the third quarter of 2004, the Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2004-1 ("Funding 2004-1"), completed a secured financing transaction, in which Funding 2004-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2004-1, Dealer Loans having a net book value of approximately $134.0 million to Funding 2004-1, which, in turn, conveyed the Dealer Loans to a trust, which issued $100.0 million in notes to qualified institutional investors. Radian Asset Assurance issued the primary financial insurance policy in connection with the transaction, and XL Capital Assurance issued a backup financial insurance policy. The policies guaranteed the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes were rated "Aaa" by Moody's Investor Services and "AAA" by Standard & Poor's Rating Services. The proceeds of the initial conveyance to Funding 2004-1 were used by the Company to purchase Dealer Loans, on an arm's-length basis, from Warehouse Funding. Until February 15, 2005, the Company conveyed additional Dealer Loans to Funding 2004-1 which were then conveyed by Funding 2004-1 to the trust, and used by the trust as collateral in support of the outstanding debt. As of September 30, 2005, additional Dealer Loans having a net book value of approximately $20.0 million had been conveyed by the Company after the completion of the initial funding. After February 15, 2005, the debt outstanding under this facility began to amortize. The secured financing created loans for which the trust was liable and which were secured by all the assets of the trust and of Funding 2004-1. Such loans were non-recourse to the Company, even though the trust, Funding 2004-1 and the Company were consolidated for financial reporting purposes. As Funding 2004-1 was organized as a separate legal entity from the Company, assets of Funding 2004-1 (including the conveyed Dealer Loans) were not available to satisfy the general obligations of the Company. All the assets of Funding 2004-1 were encumbered to secure Funding 2004-1's obligations to its creditors. The notes bore interest at a fixed rate of 2.53%. The annualized cost of the secured financing, including underwriters fees, the insurance premiums and other costs was 6.6%. The Company received a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company did not receive, or have any rights in, any portion of such collections, except for a limited right in its capacity as Servicer to exercise a "clean-up call" option to purchase Dealer Loans from Funding 2004-1 under certain specified circumstances. As of September 30, 2005 and December 31, 2004, there was $15.3 million and $100.0 million, respectively, outstanding under this secured financing transaction. In the fourth quarter of 2005, the Company exercised its "clean-up call" option to reacquire the remaining Dealer Loans from the trust and directed the trust to redeem the notes in full. The remaining assets of the trust, including remaining collections, were paid over to Funding 2004-1 as the sole beneficiary of the trust and then distributed to the Company as the sole member of Funding 2004-1. As a result, this secured financing transaction was terminated after a total term of 15 months.

     The Company and its subsidiaries have completed a total of eleven secured financing transactions, nine of which have been repaid in full as of September 30, 2005. Information about the outstanding secured financing transactions is as follows (dollars in thousands):

                                                                               Balance as
                                      Secured Financing     Secured Dealer     Percent of
 Issue                                   Balance at       Advance Balance at    Original
Number     Close Date       Limit    September 30, 2005   September 30, 2005     Balance
------   --------------   --------   ------------------   ------------------   ----------
2004-1   August 2004      $100,000        $ 15,300             $ 79,952            15%
2003-2   September 2003*  $200,000         123,500              182,963           n/a

* In August 2004, the 2003-2 Loan and Security Agreement was amended to increase the facility limit to $200 million and extend the commitment period to August 9, 2005. The commitment period has subsequently been extended to February 15, 2006.

     Mortgage Loan. The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $7.7 million and $8.2 million outstanding on this loan as of September 30, 2005 and December 31, 2004, respectively. During the second quarter of 2004, the loan, which now matures on June 9, 2009, was refinanced and increased by $3.5 million under similar terms and conditions. The loan bears interest at a fixed rate of 5.35%, and requires monthly payments of $92,156 and a balloon payment at maturity for the balance of the loan.

     Capital Lease Obligations. As of September 30, 2005, the Company has various capital lease obligations outstanding for computer equipment, with monthly payments totaling $69,000. The total amount of capital lease obligations outstanding as of September 30, 2005 and December 31, 2004 were $1.6 million. These capital lease obligations bear interest at rates ranging from 7.28% to 9.31% and have maturity dates between October 2005 and July 2008.

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

     In addition to the balance sheet indebtedness as of September 30, 2005, the Company also has contractual obligations resulting in future minimum payments under operating leases. A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                                 PAYMENTS DUE BY PERIOD
                                   --------------------------------------------------
                                              LESS THAN     1-3      3-5    MORE THAN
CONTRACTUAL OBLIGATIONS              TOTAL      1 YEAR     YEARS    YEARS    5 YEARS
-----------------------            --------   ---------   ------   ------   ---------
Long-term debt obligations         $192,459    $185,452   $1,530   $1,705     $3,772
Capital lease obligations             1,610         716      894       --         --
Operating lease obligations           2,222         682    1,508       32         --
Purchase obligations                     --          --       --       --         --
Other long-term obligations (1)          --          --       --       --         --
                                   --------    --------   ------   ------     ------
   Total contractual obligations   $196,291    $186,850   $3,932   $1,737     $3,772
                                   ========    ========   ======   ======     ======

(1) The Company has dealer holdback liabilities on its balance sheet; however, as payments of dealer holdbacks are contingent upon the receipt of customer payments on Consumer Loans receivable and the repayment of dealer advances, these obligations are excluded from the above table.

     Liquidation of Non-Core Businesses. As of September 30, 2005, the Company expects to receive approximately $4.6 million from the liquidation of its United Kingdom and Canadian businesses. The expected liquidation proceeds have been determined based on the Company's forecast of cash inflows and outflows during the estimated remaining years of operation for each business. Detail of expected future net liquidation proceeds follows:

                           AS OF
                         SEPTEMBER
                          30, 2005
                         ---------
(Dollars in thousands)
United Kingdom             $3,500
Canada                     $1,100
                           ------
                           $4,600
                           ======

     The Company intends to utilize proceeds from businesses being liquidated to: (i) fund dealer-partner advances on Loans originated in the United States and (ii) fund share repurchases. During the third quarter of 2005, the Company received $3.2 million in liquidation proceeds.

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

     Changes in Internal Controls. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, there was a material weakness in the Company's internal control over financial reporting at December 31, 2004 relating to accounting for income taxes. The Company remediated the material weakness during the quarter ended March 31, 2005 by strengthening the resources used in the accounting for income taxes and implementing additional monitoring and oversight controls including engaging external tax advisors to assist in the review of our income tax calculations to ensure compliance with generally accepted accounting principles. There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                                        CREDIT ACCEPTANCE CORPORATION
                                        (Registrant)


                                        By: /s/ Kenneth S. Booth
                                            ------------------------------------
                                            Kenneth S. Booth
                                            Chief Financial Officer
                                            January 27, 2006

                                        (Principal Financial Officer, Principal
                                        Accounting Officer and Duly
                                        Authorized Officer)

                                INDEX OF EXHIBITS

EXHIBIT
  NO.     NOTE                             DESCRIPTION
-------   ----                             -----------
4(f)57      1    Extension, Waiver and Amendment, dated July 29, 2005, under
                 Third Amended and Restated Credit Agreement, dated as of June
                 9, 2004, as amended by First Amendment dated as of December 10,
                 2004, by and among the Company, certain of the Company's
                 subsidiaries, Comerica Bank, as Administrative Agent and
                 Collateral Agent, and the banks signatory thereto.

4(f)63      1    Amendment No. 3, dated July 31, 2005 to Loan and Security
                 Agreement dated September 30, 2003 among the Company, CAC
                 Warehouse Funding Corporation II, Wachovia Bank, National
                 Association, Variable Funding Capital Corporation and Wachovia
                 Capital Markets, LLC.

31(a)       1    Certification of Chief Executive Officer, pursuant to Rule
                 13a-14(a) of the Securities Exchange Act.

31(b)       1    Certification of Chief Financial Officer, pursuant to Rule
                 13a-14(a) of the Securities Exchange Act.

32(a)       1    Certification of Chief Executive Officer, pursuant to 18 U.S.C.
                 Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

32(b)       1    Certification of Chief Financial Officer, pursuant to 18 U.S.C.
                 Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

1    Filed herewith.