Form 10-K
period 2005-12-31
CREDIT ACCEPTANCE CORPORATION
filed 2006-03-10
CIK 885550

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005     COMMISSION FILE NUMBER 000-20202

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

                                  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

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

Large accelerated filer      Accelerated filer  X  Non-accelerated filer
                        ----                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of 7,405,675 shares of the Registrant's common stock held by non-affiliates on June 30, 2005 was approximately $110.3 million. For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

At February 28, 2006, there were 37,087,686 shares of the Registrant's common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement pertaining to the 2006 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

================================================================================

                          CREDIT ACCEPTANCE CORPORATION
                          YEAR ENDED DECEMBER 31, 2005

                               INDEX TO FORM 10-K

ITEM                                                                        PAGE
----                                                                        ----
                                     PART I

1.   Business                                                                 3
1A.  Risk Factors                                                            12
1B.  Unresolved Staff Comments                                               14
2.   Properties                                                              14
3.   Legal Proceedings                                                       14
4.   Submission of Matters to a Vote of Security Holders                     14

                                     PART II

5.   Market for Registrant's Common Equity, Related Stockholder Matters
     and Issuer Purchases of Equity Securities                               15
6.   Selected Financial Data                                                 17
7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                   18
7A.  Quantitative and Qualitative Disclosures About Market Risk              31
8.   Financial Statements and Supplementary Data                             32
9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure                                                    67
9A.  Controls and Procedures                                                 67

                                     PART III

10.  Directors and Executive Officers of the Registrant                      69
11.  Executive Compensation                                                  69
12.  Security Ownership of Certain Beneficial Owners and Management and
     Related Stockholder Matters                                             69
13.  Certain Relationships and Related Transactions                          69
14.  Principal Accountant Fees and Services                                  69

                                      PART IV

15.  Exhibits and Financial Statement Schedules                              70

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Since 1972, Credit Acceptance (the "Company" or "Credit Acceptance") has provided auto loans to consumers, regardless of their credit history. The Company's product is offered through a nationwide network of automobile dealers who benefit by selling vehicles to consumers who otherwise could not obtain financing, by repeat and referral sales generated by these same consumers, and from sales to consumers responding to advertisements for the Company's product, but who actually end up qualifying for traditional financing.

     Without the Company's product, consumers are often unable to purchase a vehicle or they purchase an unreliable one and are not provided the opportunity to improve their credit standing. As the Company reports to the three national credit reporting agencies, a significant number of its consumers improve their lives by improving their credit score and move on to more traditional sources of financing.

     Credit Acceptance was founded to service and collect retail installment contracts (referred to as "Consumer Loans") originated and funded by automobile dealerships owned by the Company's founder, majority shareholder, and current Chairman, Donald Foss. During the 1980's, the Company began to market this service to non-affiliated dealers and, at the same time, began to offer dealers a non-recourse cash payment (referred to as an "advance") against anticipated future collections on Consumer Loans serviced for that dealer. Today, the Company's program is offered to dealers throughout the United States. The Company refers to dealers who participate in its program and who share its commitment to changing consumers' lives as "dealer-partners".

     The Company's Internet address is www.creditacceptance.com. The Company makes available, free of charge on the web site, copies of reports it files with or furnishes to the Securities and Exchange Commission as soon as reasonably practicable after the Company electronically files or furnishes such reports.

    Although the Company is assigned the Consumer Loans, thereby perfecting its security interest in the Consumer Loans and the collections owed on the Consumer Loans, and although the Company appears on the related vehicle title as lienholder, the Company is considered, for accounting purposes, to be a lender to dealer-partners in the United States and Canada and a lender to consumers in the United Kingdom. For additional information see Note 1 to the consolidated financial statements, which is incorporated herein by reference.

PRINCIPAL BUSINESS

     A consumer who does not qualify for conventional automobile financing can purchase a used vehicle from a Credit Acceptance dealer-partner and finance the purchase through the Company. As payment for the vehicle, the dealer-partner receives the following:

     (i)  a down payment from the consumer;

     (ii) a cash advance from the Company; and

     (iii) after the advance has been recovered by the Company, the cash from payments made on the Consumer Loan, net of certain collection costs and the Company's servicing fee ("dealer holdback").

     The Company's servicing fee is equal to a fixed percentage (typically 20%) of each payment collected. In addition, the Company receives fees for other products and services. Consumers and dealer-partners benefit as follows:

     Consumers. The Company helps change the lives of consumers who do not qualify for conventional automobile financing by helping them obtain quality transportation and, equally important, providing an opportunity to establish or reestablish their credit through the timely repayment of their Consumer Loan.

     Dealer-Partners. The Company's program increases dealer-partners' profits in the following ways:

     - Enables dealer-partners to sell cars to consumers who may not be able to obtain financing without the Company's program. In addition, consumers often become repeat customers by financing future vehicle purchases either through the Company's program or, after they have successfully established or reestablished their credit, through conventional financing.

     - Allows dealer-partners to share in the profits not only from the sale of the vehicle, but also from its financing.

     - Enables dealer-partners to attract consumers by advertising "guaranteed credit approval", where allowed by law. The consumers will often use other services of the dealer-partners and refer friends and relatives to them.

     - Enables dealer-partners to attract consumers who mistakenly assume they do not qualify for conventional financing.

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

     (iii) other income, which primarily consists of: premiums earned on credit life insurance programs; net gains resulting from lease terminations; fees charged to dealer-partners at the time they enroll in the Company's program; and lease revenue earned from investments in operating leases.

The following table sets forth the percent relationship to total revenue from continuing operations of each of these sources:

PERCENT OF TOTAL REVENUE FROM CONTINUING OPERATIONS

                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                      ---------------------
                                                       2005    2004    2003
                                                      -----   -----   -----
Finance charges                                        87.6%   87.5%   83.5%
License fees                                            4.9%    3.4%    2.7%
Other income                                            7.5%    9.1%   13.8%
                                                      -----   -----   -----
   Total revenue                                      100.0%  100.0%  100.0%
                                                      =====   =====   =====

     The Company's business is seasonal with peak Consumer Loan acceptances occurring during February and March. However, this seasonality does not have a material impact on the Company's interim results.

      The Company is organized into three primary business segments: United States, United Kingdom, and Other. The Other segment consists of the Company's automobile leasing business, Canadian automobile financing business, and secured lines of credit and floorplan financing products. In early 2002, the Company stopped originating automobile leases and effective June 30, 2003 stopped accepting Consumer Loans originated in the United Kingdom and Canada. The Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary on December 30, 2005. As of December 31, 2005, the Company had 99.4% of its capital invested in the United States business segment. For information regarding the Company's reportable segments, see Note 11 to the consolidated financial statements, which is incorporated herein by reference.

OPERATIONS IN THE UNITED STATES

     Sales and Marketing. The Company's target market is a select group of the more than 70,000 independent and franchised automobile dealers in the United States. The marketing of the Company's program is intended to: (i) result in a network consisting of the highest quality dealer-partners who share the Company's commitment to changing lives and (ii) increase the value of the Company's program to the Company's dealer-partners. Dealer-partners pay a one-time enrollment fee of $9,850 to join the Company's program. In return, the Company provides the dealer-partner with sales promotion kits, signs, training and the first month's access to CAPS. During the first quarter of 2005, the Company implemented a new policy. The new policy allows prospective dealer-partners to enroll in the Company's program without paying the $9,850 enrollment fee. Prospective dealer-partners choosing this option instead agree to allow the Company to keep 50% of the first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after 100 Consumer Loans have been originated and assigned to the Company.

Dealer-partner enrollments in the United States for each of the last five years are presented in the table below.

                                       NUMBER OF
                                    DEALER-PARTNER
                             YEAR     ENROLLMENTS
                             ----   --------------
                             2001         224
                             2002         143
                             2003         399
                             2004         534
                             2005         956

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

     Upon receipt of such amounts in full, the Company would reassign the Consumer Loan and its security interest in the financed vehicle to the dealer-partner. In the event of a termination by the Company (or any other termination if the Company and the dealer-partner agree), the Company may continue to service Consumer Loans accepted prior to termination in the normal course of business without charging a termination fee.

     Consumer Loan Assignment. Once a dealer-partner has enrolled in the Company's program, the dealer-partner may begin submitting Consumer Loans to the Company for servicing, administration, and collection. A Consumer Loan occurs when a consumer enters into a contract with a dealer-partner that sets forth the terms of the agreement between the consumer and the dealer-partner for the payment of the purchase price of the automobile. The amount of the Consumer Loan consists of the total principal and interest that the consumer is required to pay over the term of the Consumer Loan. Virtually all of the Consumer Loans accepted by the Company in the United States are processed through CAPS. CAPS was offered to all dealer-partners located in the United States beginning in January 2001, and allows dealer-partners to input a consumer's credit application and view the response from the Company via the Internet. CAPS allows dealer-partners to: (i) receive an approval from the Company much faster than with traditional methods; and (ii) interact with the Company's credit scoring system to improve the structure of each transaction prior to delivery. All responses include the amount of the advance, as well as any stipulations required for funding. The amount of the advance is determined using a computer model which considers a number of factors including the timing and amount of cash flows expected on the related Consumer Loan and the Company's target return on capital at the time the Consumer Loan is assigned. The estimated future cash flows are determined based upon a proprietary credit scoring system, which considers numerous variables, including the consumer's credit bureau report, data contained in the consumer's credit application, the structure of the proposed transaction, vehicle information and other factors, to calculate a composite credit score that corresponds to an expected collection rate. The Company's credit scoring system forecasts the collection rate based upon the historical performance of Consumer Loans in the Company's portfolio that share similar characteristics. The performance of the credit scoring system is evaluated monthly by comparing projected to actual Consumer Loan performance. Adjustments are made to the credit scoring system when necessary.

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

     CAPS interfaces with the Company's Application and Contract System ("ACS"). Consumer Loan information included in CAPS is automatically entered into ACS through a download from CAPS. Additional Consumer Loan information is entered into ACS manually. ACS provides credit scoring capability as well as the ability to process Consumer Loan packages. ACS compares Consumer Loan data against information provided during the approval process and allows the funding analyst to check that all stipulations have been met prior to funding. Consumer Loan contracts are written on a contract form provided by the Company and the Consumer Loan transaction typically is not completed until the dealer-partner has received approval from the Company. The assignment of the Consumer Loan from the dealer-partner to the Company occurs after both the consumer and dealer-partner sign the contract and the original contract is received and approved by the Company. Although the dealer-partner is named in the Consumer Loan contract, the dealer-partner generally does not have legal ownership of the Consumer Loan for more than a moment and the Company, not the dealer-partner, is listed as lien holder on the vehicle title. The consumer's payment obligation is directly to the Company. Payments are generally made by the consumer directly to the Company. The consumer's failure to pay amounts due under the Consumer Loan will result in collection action by the Company.

     The Company generally offers the dealer-partner a non-recourse advance against anticipated future collections on the Consumer Loan. Since typically the combination of the advance and the consumer's down payment provides the dealer-partner with a cash profit at the time of sale, the dealer-partner's risk in the Consumer Loan is limited. The Company cannot demand repayment from the dealer-partner of the advance except in the event the dealer-partner is in default of the servicing agreement. Advances are made only after the Consumer Loan is approved, accepted by and assigned to the Company and all other stipulations required for funding have been satisfied.

     Cash advanced to dealer-partners is automatically assigned to the originating dealer-partner's open pool of advances. The Company records the amount advanced to the dealer-partner as a Dealer Loan ("Dealer Loan"), which is classified within Loans receivable in the Company's consolidated balance sheets. At the dealer-partner's option, a pool containing more than one hundred Consumer Loans can be closed and subsequent advances assigned to a new pool. All advances due from a dealer-partner are secured by the future collections on the dealer-partner's portfolio of Consumer Loans assigned to the Company. The Company perfects its security interest by taking possession of the Consumer Loans. Net collections on all related Consumer Loans within the pool, after payment of the Company's servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance owing against those Consumer Loans within the pool. Once the advance balance has been repaid, the dealer-partner is entitled to receive future net collections from Consumer Loans within that pool, after payment of the Company's servicing fee and reimbursement of certain collection costs. If the collections on Consumer Loans from a dealer-partner's pool are not sufficient to repay the advance balance, the dealer-partner will not receive dealer holdback. Additionally, for dealer-partners with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for dealer holdback.

     Dealer-partners have an opportunity to receive a portion of the dealer holdback on an accelerated basis at the time a pool of one hundred or more Consumer Loans is closed. The eligibility to receive accelerated dealer holdback and the amount paid to the dealer-partner is calculated using a formula that considers the collection rate and the advance balance on the closed pool.

     The Company's business model allows it to share the risk and reward of collecting on the Consumer Loans with the dealer-partners. Such sharing is intended to motivate the dealer-partner to assign better quality Consumer Loans, follow the Company's underwriting guidelines, and provide appropriate service and support to the consumer after the sale. The Company believes this arrangement aligns the interests of the Company, the dealer-partner and the consumer. The Company measures various criteria for each dealer-partner against other dealer-partners in their area as well as the top performing dealer-partners. Sales representatives are required to present the analysis to the dealer-partner and to develop an action plan on a quarterly basis with the dealer-partner to improve the dealer-partner's overall success with the Company's program.

     Information on the Company's Consumer Loans accepted in the United States, the Company's only business segment that continues to accept assignments of new Consumer Loans, for each of the last five years is presented in the following table:

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                  AVERAGE CONSUMER LOAN DATA                       2005       2004      2003      2002      2001
                  --------------------------                     -------    -------   -------   -------   -------
Average size of Consumer Loan accepted                           $11,980    $12,634   $12,143   $11,202   $10,397
Percentage growth in average size of Consumer Loan                  (5.2)%      4.0%      8.4%      7.7%     32.1%
Average initial maturity (in months)                                  34         37        37        36        36
Average advance per Consumer Loan                                $ 6,058    $ 6,105   $ 5,649   $ 5,115   $ 4,988

     Servicing and Collections. The Company's collectors are organized into teams. The Company's first payment missed team services Consumer Loans of consumers who have failed to make one of their first three payments on time. A collection call is generally placed to these consumers within one day after the payment is due. Once a consumer has made their first three payments, the consumers are segmented by delinquency and phone contact profile. The daily contact strategy matches delinquency and contact segments with appropriate collector skill sets with the goal of maximizing cash collections. The Company has an incentive system to encourage collectors to collect the full amount due and eliminate the delinquency on Consumer Loans assigned to their team. Collectors may recommend repossession of the vehicle based on a variety of factors including the amount of the delinquency and the estimated value of the vehicle. These recommendations are typically reviewed by a collection team supervisor.

     When a Consumer Loan is approved for repossession, the account is transferred to the Company's repossession team. Repossession personnel continue to service the Consumer Loan as it is being assigned to a third party repossession contractor, who works on a contingency fee basis. Once a vehicle has been repossessed, the consumer can negotiate a redemption with the Company, whereby the vehicle is returned to the consumer in exchange for paying off the Consumer Loan balance, or where appropriate or if required by law, the vehicle is returned to the consumer and the Consumer Loan reinstated, in exchange for reducing or eliminating the past due balance. If the redemption process is not successful, the vehicle is typically sold at a wholesale automobile auction. Prior to sale, the vehicle is usually inspected by the Company's remarketing representatives who authorize repair and reconditioning work in order to maximize the net sale proceeds at auction.

     If the vehicle sale proceeds are not sufficient to satisfy the balance owing on the Consumer Loan, the Consumer Loan is serviced by either: (i) the Company's senior collection team, in the event that the consumer is willing to make payments on the deficiency balance; or (ii) where permitted by law, the Company's legal team, if it is believed that legal action is required to reduce the deficiency balance owing on the Consumer Loan. The Company's legal team assigns Consumer Loans to third party collection attorneys who file a claim and upon obtaining a judgment, garnish wages or other assets.

     Collectors rely on two systems to service accounts, the Collection System ("CS") and the Loan Servicing System ("LSS"). The CS and LSS are connected through a batch interface. The present CS has been in service since June 2002. The CS interfaces with a predictive dialer and records all activity on a Consumer Loan, including details of past phone conversations with the consumer, collection letters sent, promises to pay, broken promises, repossession orders and collection attorney activity. The LSS maintains a record of all transactions relating to Consumer Loans assigned after July 1990 and is a primary source of management reporting including data utilized to:

     (i)  evaluate the Company's proprietary credit scoring system;

     (ii) forecast future collections;

     (iii) establish the amount of revenue recognized by the Company; and

     (iv) analyze the profitability of the Company's program.

     During the third quarter of 2005, the Company began an initiative to outsource a portion of its collection function overseas to India. Collectors in India service accounts using the Collection System and typically work on accounts that are less than sixty days past due. The Company expects the outsourcing to minimize the geographic risk of having two collection centers in the United States, and to reduce costs with the same collection performance.

SERVICE CONTRACTS AND INSURANCE PRODUCTS

     The Company provides dealer-partners the ability to offer vehicle service contracts to consumers. Under this program, the sales price of the service contract is added to the amount due under the Consumer Loan. The cost of the service contract, plus a commission earned by the dealer-partner on the sale of the service contract is added to the advance balance. A portion of the amount added to the advance balance is retained by the Company as a fee. Third party vehicle service contract administrators ("TPAs") bear all of the risk of loss on claims. During 2004, the Company entered into agreements with two new TPAs where the Company receives underwriting profits from the TPAs based on the level of future claims paid. Funds paid by the Company to the TPA to pay future claims are held in trusts. The assets and liabilities of the trusts have been consolidated on the Company's balance sheet in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). As of December 31, 2005, the trusts had $10.6 million in assets available to pay claims and a related claims reserve of $10.4 million. For additional information regarding the two new TPAs, see Note 1 to the consolidated financial statements, which is incorporated herein by reference. The Company previously offered a vehicle service contract program where the Company bore the risk of loss on claims relating to the service contracts. The Company discontinued offering this product effective November 1, 2003, as the product was not competitive with the third party vehicle service contract products offered by the Company.

     The Company maintains relationships with certain insurance carriers which provide dealer-partners the ability to offer consumers credit life and disability insurance. Should the consumer elect to purchase this insurance, the premium on the insurance policy is added to the amount due under the Consumer Loan and to the advance balance. The Company is not involved in the actual sale of the insurance; however, the insurance carrier cedes the premiums, less a fee, to a wholly-owned subsidiary of the Company, which reinsures the coverage under the policy. As a result, the Company, through its subsidiary, bears the risk of loss, and earns revenues from premiums ceded and the investment of such funds. The Company's reserve for insurance claims was $0.2 million and $0.4 million at December 31, 2005 and 2004, respectively.

     During the first quarter of 2005, the Company began offering Guaranteed Asset Protection ("GAP") debt cancellation terms in its contracts. GAP provides the consumer protection by forgiving the difference between the loan balance and the consumer's insurance coverage limit in the event the vehicle is totaled or stolen. The Company receives a fee for every GAP provision sold by its dealer-partners.

BUSINESSES IN LIQUIDATION

     United Kingdom

     Effective June 30, 2003, the Company decided to stop originating Consumer Loans in the United Kingdom. The Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary on December 30, 2005. The selling price was approximately $4.3 million resulting in a pre-tax gain of approximately $3.0 million.

     Other

     Effective June 30, 2003, the Company decided to stop accepting Consumer Loans in Canada. Prior to this decision, the Company accepted and serviced Consumer Loans in Canada on approximately the same basis as in the United States.

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

COMPETITION

     The market for consumers who do not qualify for conventional automobile financing is large and highly competitive. The Company's largest competition comes from "buy here, pay here" dealerships where the dealer finances the customer's purchase and services the Consumer Loan themselves. The market is also currently served by banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned. Many of these companies are much larger and have greater resources than the Company. These companies typically target higher credit tier customers within the Company's market. In seeking to establish the Company as one of the principal financing sources of its dealer-partners, the Company competes predominantly on the basis of a high level of dealer-partner service and strong dealer-partner relationships, and by offering guaranteed credit approval for consumers. While the Company is only aware of a few companies that offer guaranteed credit approval, there is the potential that significant direct competition could emerge and that the Company may be unable to compete successfully.

CUSTOMER AND GEOGRAPHIC CONCENTRATIONS

     No single dealer-partner accounted for more than 10% of total revenues during any of the last three years. Additionally, no single dealer-partner's Dealer Loan balance accounted for more than 10% of total Dealer Loans as of December 31, 2005 or as of December 31, 2004. The following table provides information regarding the five states that are responsible for the largest dollar amount of Consumer Loans accepted in the United States during 2005:

                         CONSUMER LOANS ACCEPTED   ACTIVE DEALER-PARTNERS (1)
                         -----------------------   --------------------------
(Dollars in thousands)     AMOUNT     % OF TOTAL       NUMBER   % OF TOTAL
                         ----------   ----------       ------   ----------
Michigan                 $   84,338       8.4%            161       9.1%
Alabama                      67,508       6.7              59       3.3
Mississippi                  67,252       6.7              56       3.2
New York                     59,461       5.9             108       6.1
Texas                        58,678       5.9             109       6.2
All other states            663,882      66.4           1,273      72.1
                         ----------     -----           -----     -----
   Total                 $1,001,119     100.0%          1,766     100.0%
                         ==========     =====           =====     =====

(1) Active dealer-partners are dealer-partners who submitted at least one Consumer Loan during the year.

     The following table provides information regarding the five states that are responsible for the largest dollar amount of Consumer Loans accepted in the United States during 2004:

                         CONSUMER LOANS ACCEPTED   ACTIVE DEALER-PARTNERS (1)
                         -----------------------   --------------------------
(Dollars in thousands)     AMOUNT     % OF TOTAL       NUMBER   % OF TOTAL
                         ----------   ----------       ------   ----------
Michigan                  $ 77,923        8.1%            114       9.4%
Alabama                     62,081        6.5              35       2.9
Mississippi                 58,840        6.1              44       3.6
Virginia                    57,066        5.9              64       5.3
Maryland                    56,119        5.8              60       4.9
All other states           647,588       67.6             898      73.9
                          --------      -----           -----     -----
   Total                  $959,617      100.0%          1,215     100.0%
                          ========      =====           =====     =====

(1) Active dealer-partners are dealer-partners who submitted at least one Consumer Loan during the year.

     While not considered to be a concentration, the Company's transactions with related parties are significant. For information regarding the Company's transactions with related parties, see Note 7 to the consolidated financial statements, which is incorporated herein by reference.

GEOGRAPHIC FINANCIAL INFORMATION

     The following table sets forth, for each of the last three years for the Company's domestic and foreign operations, the amount of revenues, and long-lived assets:

                                             AS OF AND FOR THE YEARS ENDED
                                                     DECEMBER 31,
                                            ------------------------------
(In thousands)                                2005       2004       2003
                                            --------   --------   --------
Revenues from Continuing Operations
   United States                            $200,640   $171,111   $139,086
   Other foreign                                 628        960      1,956
                                            --------   --------   --------
      Total revenues from continuing
         operations                         $201,268   $172,071   $141,042
                                            ========   ========   ========
Long-lived assets
   United States                            $ 17,992   $ 19,474   $ 18,045
   United Kingdom                                 --        232        496
                                            --------   --------   --------
      Total long-lived assets               $ 17,992   $ 19,706   $ 18,541
                                            ========   ========   ========

REGULATION

     The Company's businesses are subject to various state, federal and foreign laws and regulations, which:

          (i)  require licensing and qualification,

          (ii) regulate interest rates, fees and other charges,

          (iii) require specified disclosures to consumers,

          (iv) govern the sale and terms of the ancillary products; and

          (v) define the Company's rights to collect Consumer Loans and repossess and sell collateral.

     Failure to comply with, or an adverse change in, these laws or regulations could have a material adverse effect on the Company by, among other things, limiting the states or countries in which the Company may operate, restricting the Company's ability to realize the value of the collateral securing the Consumer Loans, or resulting in potential liability related to the servicing of Consumer Loans accepted from dealer-partners. In addition, governmental regulations depleting the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on the Company. The Company is not aware of any such legislation currently pending that could have a material adverse effect on the Company.

     The sale of insurance products in connection with Consumer Loans assigned to the Company by dealer-partners is also subject to state laws and regulations. However, as the Company does not deal directly with consumers in the sale of insurance products, it does not believe that such laws and regulations significantly affect its business. Nevertheless, there can be no assurance that insurance regulatory authorities in the jurisdictions in which such products are offered by dealer-partners will not seek to regulate the Company or restrict the operation of the Company's business in such jurisdictions. Any such action could materially adversely affect the income received from such products. The Company's credit life and disability reinsurance and property and casualty insurance subsidiaries are licensed and subject to regulation in the Turks and Caicos Islands.

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

TEAM MEMBERS

     As of December 31, 2005, the Company had 777 team members. The Company's team members have no union affiliations and the Company believes its relationship with its team members is good. The table below presents team members by department:

                                    NUMBER OF
                                  TEAM MEMBERS
                                  ------------
                                  DECEMBER 31,
                                  ------------
           DEPARTMENT              2005   2004
           ----------              ----   ----
Collection and Servicing            474    482
Loan Origination and Processing      52     43
Sales and Marketing                  92     81
Finance and Accounting               37     32
Information Systems                  67     57
Management and Support               55     62
                                    ---    ---
TOTAL                               777    757
                                    ===    ===

ITEM 1A. RISK FACTORS

THE COMPANY'S INABILITY TO ACCURATELY FORECAST AND ESTIMATE THE AMOUNT AND TIMING OF FUTURE COLLECTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON RESULTS OF OPERATIONS.

     The ability to accurately forecast Consumer Loan performance is critical to the Company's success. At the time of Consumer Loan acceptance, the Company forecasts future expected cash flows from the Consumer Loan. Based on these forecasts, the Company makes an advance to the related dealer-partner at a level designed to achieve an acceptable return on capital. If Consumer Loan performance equals or exceeds original expectations, it is likely the target return on capital will be achieved. However, actual cash flows from any individual Dealer Loan are often different than cash flows estimated at Dealer Loan inception. If such difference is favorable, the difference is recognized into income over the remaining life of the Dealer Loan through a yield adjustment. If such difference is unfavorable, an allowance for credit losses is established and a corresponding provision for credit losses is recorded as a current period expense. Because there are differences between estimated cash flows at inception and actual cash flows, an allowance is required for a significant portion of the Company's Dealer Loan portfolio. There can be no assurance that estimates will be accurate or that Consumer Loan performance will be as expected. If the Company produces disappointing operating results, it will likely be because future Consumer Loan performance was overestimated. In the event that the Company underestimates the default risk or under-prices products, the financial position, liquidity and results of operations will be adversely affected, possibly to a material degree.

DUE TO INCREASED COMPETITION FROM TRADITIONAL FINANCING SOURCES AND NON-TRADITIONAL LENDERS, THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

     The automobile finance market is highly fragmented and is served by a variety of companies. The Company's largest competition comes from "buy here, pay here" dealerships where the dealer finances the consumer's purchase and services the Consumer Loan themselves. The market is also currently served by banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned. Many of these companies are much larger and have greater financial resources than are available to the Company, and many have long standing relationships with automobile dealerships. Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and consumers. In seeking to establish the Company as one of the principal financing sources of its dealer-partners, the Company competes predominately on the basis of a high level of dealer service and strong dealer relationships, and by offering guaranteed credit approval for consumers. While the Company is only aware of a few companies that offer guaranteed credit approval, there is potential that significant direct competition could emerge and that the Company may be unable to compete successfully.

THE COMPANY'S ABILITY TO MAINTAIN AND GROW THE BUSINESS IS DEPENDENT ON THE ABILITY TO CONTINUE TO ACCESS FUNDING SOURCES AND OBTAIN CAPITAL ON FAVORABLE TERMS.

     The Company depends on borrowings under the revolving credit facility and warehouse revolving facility and various other financing alternatives available, in addition to cash flow generated by operations, to fund advances to dealer-partners and for the payment of dealer holdbacks. The $135.0 million revolving credit facility matures on June 20, 2008. As of the filing date of this report, the Company has one warehouse credit facility with various financial institutions providing for available borrowings of up to a total of $325.0 million. This facility matures on February 14, 2007. In addition, the Warehouse Facility must be refinanced within 90 days of February 15, 2006 and within 360 days of the most recent refinancing occurring after February 15, 2006. There can be no assurance that new or additional financing can be obtained, or that it will be available on acceptable terms. If its various financing alternatives were to become limited or unavailable, the Company would have to limit business activity and operations could be materially adversely affected.

THE COMPANY MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO SERVICE ITS OUTSTANDING DEBT AND FUND OPERATIONS.

     The Company currently has substantial outstanding indebtedness and its credit facilities allow the Company to incur significant amounts of additional debt. The ability to make payment of principal or interest on indebtedness will depend in part on the Company's future operating performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond the Company's control. If the Company is unable to generate sufficient cash flow in the future to service its debt, it may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any such refinancing will be possible or that any additional financing can be obtained on satisfactory terms.

THE SUBSTANTIAL REGULATION TO WHICH THE COMPANY IS SUBJECT LIMITS THE BUSINESS AND COULD RESULT IN POTENTIAL LIABILITY.

     The Company's business is subject to various laws and regulations which require licensing and qualification; limit interest rates, fees and other charges associated with the Consumer Loans assigned to the Company; require specified disclosures by dealer-partners to consumers; govern the sale and terms of ancillary products; and define the rights to repossess and sell collateral. Failure to comply with, or an adverse change in, these laws or regulations could have a material adverse effect on the Company by, among other things, limiting the jurisdictions in which the Company may operate, restricting the ability to realize the value of the collateral securing the loans, making it more costly or burdensome to do business, or resulting in potential liability. In addition, governmental regulations which would deplete the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on the Company.

     The sale of insurance products in connection with Consumer Loans assigned to the Company by dealer-partners is also subject to state laws and regulations. As the holder of the Consumer Loans that contain these products, some of these state laws and regulations may apply to the Company's servicing and collection of the Consumer Loans. Although the Company does not believe that such laws and regulations significantly affect its business because it does not deal directly with consumers in the sale of insurance products, there can be no assurance that insurance regulatory authorities in the jurisdictions in which such products are offered by dealer-partners will not seek to regulate or restrict the operation of the business in such jurisdictions. Any such action could materially adversely affect the income received from such products.

ADVERSE CHANGES IN ECONOMIC CONDITIONS COULD ADVERSELY AFFECT THE COMPANY'S FINANCIAL POSITION, LIQUIDITY AND RESULTS OF OPERATIONS AND ITS ABILITY TO ENTER INTO FUTURE FINANCING TRANSACTIONS.

     The Company is subject to general economic conditions which are beyond its control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Because the business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions and losses on these Consumer Loans could be higher than that of those experienced in the general automobile finance industry, and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, the Company's servicing costs may increase without a corresponding increase in service fee income. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also materially adversely affect the Company's financial position, liquidity and results of operations and its ability to enter into future financing transactions.

LITIGATION THE COMPANY IS INVOLVED IN FROM TIME TO TIME MAY ADVERSELY AFFECT ITS FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

     As a result of the consumer-oriented nature of the industry in which the Company operates and uncertainties with respect to the application of various laws and regulations in some circumstances, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud and breach of contract. Some litigation against the Company could take the form of class action complaints by consumers. As the assignee of Consumer Loans originated by dealer-partners, it may also be named as a co-defendant in lawsuits filed by consumers principally against dealer-partners. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. A significant judgment against the Company in connection with any litigation could have a material adverse affect on the Company's financial condition and results of operations.

THE COMPANY IS DEPENDENT ON ITS SENIOR MANAGEMENT AND THE LOSS OF ANY OF THESE INDIVIDUALS OR AN INABILITY TO HIRE ADDITIONAL PERSONNEL COULD ADVERSELY EFFECT ITS ABILITY TO OPERATE PROFITABLY.

     The Company's senior management average over 8 years of experience with the Company. The Company's success is dependent upon the management and the leadership skills of these managers. In addition, competition from other companies to hire the Company's personnel possessing the necessary skills and experience required could contribute to an increase in employee turnover. The loss of any of these individuals or an inability to attract and retain additional qualified personnel could adversely affect the Company. There can be no assurance that the Company will be able to retain its existing senior management personnel or attract additional qualified personnel.

NATURAL DISASTERS, ACTS OF WAR, TERRORIST ATTACKS AND THREATS OR THE ESCALATION OF MILITARY ACTIVITY IN RESPONSE TO SUCH ATTACKS OR OTHERWISE MAY NEGATIVELY AFFECT THE BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Natural disasters, acts of war, terrorist attacks and the escalation of military activity in response to such attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions and job losses. Such events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist attacks and the national and international responses to such threats could affect the business in ways that cannot be predicted. The effect of any of these events or threats could have an adverse affect on the Company's business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES

     United States and Other

     The Company's headquarters are located at 25505 West Twelve Mile Road, Southfield, Michigan 48034. The Company purchased the office building in 1993 and has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the property. The office building includes approximately 118,000 square feet of space on five floors. The Company occupies approximately 78,000 square feet of the building, with most of the remainder of the building leased to various tenants.

     The Company leases approximately 20,000 square feet of office space in Henderson, Nevada. The lease expires in October 2009.

     United Kingdom

     The Company leases approximately 10,000 square feet of office space in an office building in Worthing, West Sussex, in the United Kingdom. As of December 31, 2005, the Company did not occupy any space within the building under a lease expiring in September 2007, however, the Company did sub-lease approximately 3,700 square feet of the office building during 2005.

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

     For a description of material pending litigation to which the Company is a party, see Note 12 to the consolidated financial statements, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PRICE

     During 2004 and 2005 (through July 19, 2005), the Company's common stock was traded on The Nasdaq Stock Market(R) ("the Nasdaq") under the symbol CACC. As of July 19, 2005, the Company's common stock was delisted from the Nasdaq and is currently traded on the Pink Sheets Electronic Quotation Service under the symbol CACC. The following table sets forth the high and low sale prices as reported by the Nasdaq for the common stock for each quarter during 2004 and 2005 that the common stock was traded on the Nasdaq (through July 19, 2005) and the high and low [bid] prices for the common stock for the remainder of 2005 as reported by the Pink Sheets Electronic Quotation Service. [Such bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.]

                      2005              2004
                ---------------   ---------------
QUARTER ENDED    HIGH      LOW     HIGH      LOW
-------------   ------   ------   ------   ------
March 31        $26.46   $19.16   $20.65   $14.97
June 30          20.09    12.90    19.25    12.55
September 30     16.25    12.08    20.00    12.65
December 31      17.90    14.50    26.92    18.52

     As of March 1, 2006, the number of beneficial holders and shareholders of record of the common stock was 1,288 based upon securities position listings furnished to the Company.

     During the first quarter of 2006, the Company applied for the relisting of its common stock on the NASDAQ National Market. The listing of the common stock on the Nasdaq National Market requires compliance with, among other things, various quantitative requirements, such as a minimum level of public market float, a minimum level of publicly owned shares, a minimum level of round lot holders and a minimum level of tangible net worth, as well as certain qualitative requirements. Whether the relevant criteria have been satisfied is determined at Nasdaq's discretion. The Company anticipates that if its application is approved, the relisting process should be completed by April 30, 2006.

DIVIDENDS

     The Company has not paid any cash dividends during the periods presented. The Company's credit agreements contain financial covenants pertaining to the Company's ratio of liabilities to tangible net worth and amount of tangible net worth, which may indirectly limit the payment of dividends on common stock.

EQUITY COMPENSATION PLANS

     The Company's Incentive Compensation Plan (the "Incentive Plan"), which was approved by shareholders on May 13, 2004, provides for the granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors. The Company also has two stock option plans pursuant to which it has granted stock options with time or performance-based vesting requirements to employees, officers, and directors. The Company's 1992 Stock Option Plan (the "1992 Plan") was approved by shareholders in 1992 prior to the Company's initial public offering and was terminated as to future grants on May 13, 2004, when shareholders approved the Incentive Plan. The Company's Director Stock Option Plan (the "Director Plan") was approved by shareholders in 2002 and was terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan. The following table sets forth, with respect to each of the option plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options,
(ii) the weighted average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2005:

                                                                         NUMBER OF SHARES
                                                                             REMAINING
                                NUMBER OF SHARES                       AVAILABLE FOR FUTURE
                               TO BE ISSUED UPON    WEIGHTED-AVERAGE      ISSUANCE UNDER
                                  EXERCISE OF      EXERCISE PRICE OF          EQUITY
                                  OUTSTANDING         OUTSTANDING       COMPENSATION PLANS
        PLAN CATEGORY               OPTIONS             OPTIONS                 (A)
        -------------          -----------------   -----------------   --------------------
Equity compensation plans
   approved by shareholders:
   1992 Plan                        3,459,044            $ 6.98                    --
   Director Plan                      200,000             12.13                    --
   Incentive Plan                          --                --               900,977
                                    ---------                                 -------
Total                               3,659,044            $ 7.26               900,977
                                    =========            ======               =======

(a) For additional information regarding the Company's stock compensation plans, see Note 9 to the consolidated financial statements, which is incorporated herein by reference.

STOCK REPURCHASES

     There were no stock repurchases by the Company during the three months ended December 31, 2005.

     On August 5, 1999, the Company announced a stock repurchase program of up to 1.0 million shares of the Company's common stock. The program authorized the Company to repurchase common shares in the open market or in privately negotiated transactions at price levels the Company deems attractive. Since August 1999, the Company's board of directors has authorized several increases to the stock repurchase program, the most recent occurring on March 10, 2004, which increased the total number of shares authorized to be repurchased to 7.0 million shares. As of December 31, 2005, the Company has repurchased approximately 6.4 million shares under this program at a cost of $51.9 million. On February 10, 2006, the Company announced that it had commenced a modified dutch auction tender offer to purchase up to 5.0 million of its outstanding common stock at a price per share of $21.00 to $25.00. The tender offer will expire on March 13, 2006.

ITEM 6. SELECTED FINANCIAL DATA

     The selected income statement and balance sheet data presented below are derived from the Company's audited and unaudited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements for the years ended December 31, 2005, 2004, and 2003, and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this Annual Report. Certain amounts for prior periods have been reclassified to conform to the current presentation.

                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                      -------------------------------------------------------------------
                                                                                                               UNAUDITED
                                                          2005          2004          2003          2002          2001
                                                      -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA:
Revenue                                               $   201,268   $   172,071   $   141,042   $   138,070   $   124,621
Costs and expenses                                         94,724        87,395        79,681        95,341        93,560
                                                      -----------   -----------   -----------   -----------   -----------
Operating income                                          106,544        84,676        61,361        42,729        31,061
   Foreign exchange gain (loss)                             1,812         1,650        (2,767)           (3)          (42)
                                                      -----------   -----------   -----------   -----------   -----------
Income from continuing operations before provision
   for income taxes                                       108,356        86,326        58,594        42,726        31,019
   Provision for income taxes                              40,159        30,073        27,369        18,747        13,417
                                                      -----------   -----------   -----------   -----------   -----------
Income from continuing operations                          68,197        56,253        31,225        23,979        17,602
                                                      -----------   -----------   -----------   -----------   -----------
   Gain (loss) from operations of discontinued
      United Kingdom segment (A)                            6,194         1,556        (7,047)        8,630        10,218
   Provision (benefit) for income taxes                     1,790           484          (491)        2,835         3,149
                                                      -----------   -----------   -----------   -----------   -----------
Gain (loss) from discontinued operations                    4,404         1,072        (6,556)        5,795         7,069
                                                      -----------   -----------   -----------   -----------   -----------
Net income                                            $    72,601   $    57,325   $    24,669   $    29,774   $    24,671
                                                      ===========   ===========   ===========   ===========   ===========

Net income per common share:
   Basic                                              $      1.96   $      1.48   $      0.58   $      0.70   $      0.59
                                                      ===========   ===========   ===========   ===========   ===========
   Diluted                                            $      1.85   $      1.40   $      0.57   $      0.69   $      0.57
                                                      ===========   ===========   ===========   ===========   ===========
Income from continuing operations per common share:
   Basic                                              $      1.84   $      1.46   $      0.74   $      0.57   $      0.42
                                                      ===========   ===========   ===========   ===========   ===========
   Diluted                                            $      1.74   $      1.37   $      0.72   $      0.55   $      0.41
                                                      ===========   ===========   ===========   ===========   ===========
Weighted average shares outstanding:
   Basic                                               36,991,136    38,617,787    42,195,340    42,438,292    42,140,961
   Diluted                                             39,207,680    41,017,205    43,409,007    43,362,741    43,150,804

BALANCE SHEET DATA:
Loans receivable, net                                 $   563,528   $   526,011   $   476,128   $   456,908   $   501,535
All other assets                                           55,866        65,302        68,720        68,251        87,782
                                                      -----------   -----------   -----------   -----------   -----------
      Total assets                                    $   619,394   $   591,313   $   544,848   $   525,159   $   589,317
                                                      ===========   ===========   ===========   ===========   ===========
Total debt                                            $   146,905   $   193,547   $   106,447   $   109,663   $   202,290
Dealer reserve payable, net                                    --        15,675        35,198        47,262        61,013
Other liabilities                                          99,463        81,201        59,908        52,222        45,469
                                                      -----------   -----------   -----------   -----------   -----------
      Total liabilities                                   246,368       290,423       201,553       209,147       308,772
Shareholders' equity (B)                                  373,026       300,890       343,295       316,012       280,545
                                                      -----------   -----------   -----------   -----------   -----------
   Total liabilities and shareholders' equity         $   619,394   $   591,313   $   544,848   $   525,159   $   589,317
                                                      ===========   ===========   ===========   ===========   ===========

(A) Includes gain on sale of United Kingdom loan portfolio of $3.0 million recognized in 2005 and impairment expenses of $10.5 million recognized in 2003 following the decision to liquidate the United Kingdom operation.

(B)  No dividends were paid during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

     Since 1972, Credit Acceptance has provided auto loans to consumers, regardless of their credit history. The Company's product is offered through a nationwide network of automobile dealers who benefit by selling vehicles to consumers who otherwise could not obtain financing, by repeat and referral sales generated by these same consumers, and from sales to consumers responding to advertisements for the Company's product, but who actually end up qualifying for traditional financing.

     The Company is an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the dealer-partner and immediately assigned to the Company. The compensation paid to the dealer-partner in exchange for the Consumer Loan is paid in two parts. A portion of the compensation is paid at the time of origination, and a portion is paid based on the performance of the loan. The amount paid at the time of origination is called an advance; the portion paid over time is called dealer holdback. For accounting purposes, a majority of the transactions described above are not considered to be Consumer Loan transactions. Instead the Company's accounting reflects that of a lender to the dealer-partner. This classification for accounting purposes is primarily a result of (i) the dealer-partner's financial interest in the Consumer Loan and
(ii) certain elements of the Company's legal relationship with the dealer-partner. Because the legal agreement between the Company and the dealer-partner in the United Kingdom is structured differently, the Company's United Kingdom business is accounted for as a consumer lender. This difference is due to slight differences in the servicing agreements between the Company and the dealer-partner for each respective country. In the United States and Canada, if the Company discovers a misrepresentation by the dealer-partner relating to a Consumer Loan assigned to the Company, the Company can demand that the Consumer Loan be repurchased for the current balance of the Consumer Loan less the amount of any unearned finance charge plus the applicable termination fee, which is generally $500. Upon receipt of such amount in full, the Company will reassign the Consumer Loan receivable and its security interest in the financed vehicle to the dealer-partner. The dealer-partner can also opt to repurchase Consumer Loans at their own discretion. To date, no dealer-partner has repurchased receivables under this option. This repurchase right is not part of the servicing agreement in the United Kingdom. In addition, a small percentage of transactions in the United States are considered to be Consumer Loans for accounting purposes. For the majority of the Company's transactions, the cash amount advanced to the dealer-partner is recorded as an asset on the Company's balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the Dealer Loan recorded in Loans receivable. For the remaining business, the amount due from the consumer is recorded as a Consumer Loan in Loans receivable and a liability for estimated dealer holdback payments is recorded. For additional information regarding the Company's accounting for Loans receivable, see Note 1 to the consolidated financial statements, which is incorporated herein by reference.

     An initial yield is assigned to each dealer advance. The yield is the rate that, when applied to expected future cash flows, result in a present value equal to the initial cash amount of the advance. The expected future cash flows are the expected collections from the Consumer Loan, less the amount of expected future dealer holdback payments.

     The Company believes it has been successful in improving the profitability of its Dealer Loans in recent years primarily as a result of increasing the spread between the forecasted collection rate and the advance rate, and increasing revenue from ancillary products. Dealer Loan origination dollar volume increased 8.0% in 2005 due to an increase in the number of active dealer-partners and an increase in the number of active dealer-partners partially offset by a decrease in the number of transactions per active dealer-partner. Since the Company believes it is one of only a few financial services companies serving the Company's target market, the Company believes that it has an opportunity to grow its business profitably in the future.

     Critical success factors for the Company include access to capital and the ability to accurately forecast Consumer Loan performance. The Company's strategy for accessing the capital required to grow its business is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and
(iii) maintain multiple funding sources. The Company's funded debt to equity ratio is 0.4 to 1.0 at December 31, 2005. The Company currently funds its business through a bank line of credit facility and commercial bank conduit-financed secured financings.

     The ability to accurately forecast Consumer Loan performance is critical to the Company. At the time of Consumer Loan acceptance, the Company forecasts future expected cash flows from the Consumer Loan. Based on these forecasts, an advance is made to the related dealer-partner at a level designated to achieve an acceptable return on capital. If Consumer Loan performance equals or exceeds the Company's original expectation, it is likely the Company's target return on capital will be achieved.

CONSUMER LOAN PERFORMANCE IN THE UNITED STATES

     The United States is the Company's only business segment that continues to originate Dealer Loans. The following table compares the Company's forecast of Consumer Loan collection rates for loans accepted by year in the United States as of December 31, 2005 with the forecast as of December 31, 2004. The data presented in the table is presented in accordance with the Company's current accounting methodology and is based on the following: (i) collection and advance rates included in the table are calculated as a percentage of funded loans, defined as Consumer Loans on which an advance has been paid to the dealer-partner and (ii) advance rates represent the cash amount paid to the dealer-partner or paid to third parties for ancillary products.

    Loan
Origination       December 31, 2005         December 31, 2004
    Year      Forecasted Collection %   Forecasted Collection %   Variance
-----------   -----------------------   -----------------------   --------
1995                   54.9%                     54.9%              0.0%
1996                   55.0%                     55.0%              0.0%
1997                   58.3%                     58.4%             (0.1%)
1998                   67.7%                     67.7%              0.0%
1999                   72.7%                     72.8%             (0.1%)
2000                   73.2%                     73.2%              0.0%
2001                   67.2%                     67.2%              0.0%
2002                   70.3%                     70.2%              0.1%
2003                   74.0%                     74.0%              0.0%
2004                   72.9%                     73.4%             (0.5%)

     The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that have been realized as of December 31, 2005 for the United States business segment.

                            As of December 31, 2005
              ---------------------------------------------------
  Year of      Forecasted                           % of Forecast
Origination   Collection %   Advance %   Spread %      Realized
-----------   ------------   ---------   --------   -------------
1995              54.9%        44.2%       10.7%        100.0%
1996              55.0%        46.9%        8.1%         99.8%
1997              58.3%        47.9%       10.4%         99.2%
1998              67.7%        46.1%       21.6%         98.5%
1999              72.7%        48.9%       23.8%         97.6%
2000              73.2%        48.0%       25.2%         96.7%
2001              67.2%        45.8%       21.4%         96.4%
2002              70.3%        42.2%       28.1%         94.1%
2003              74.0%        43.4%       30.6%         82.8%
2004              72.9%        44.0%       28.9%         59.7%
2005              73.6%        47.1%       26.5%         22.7%

     Accurately forecasting future collection rates is critical to the Company's success. The risk of a forecasting error declines as Consumer Loans age. For example, the risk of a material forecasting error for business written in 1999 is very small since 97.6% of the total amount forecasted has already been realized. In contrast, the Company's forecast for recent Consumer Loans is less certain. If the Company produces disappointing operating results, it will likely be because the Company overestimated future Consumer Loan collections. Although the Company makes every effort to estimate collection rates as accurately as possible, there can be no assurance that the Company's estimates will be accurate or that Consumer Loan performance will be as expected.

     A wider spread between the forecasted collection rate and the advance rate reduces the Company's risk of credit losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of losses, but it does reduce the risk significantly. While the spread has decreased from 2004 to 2005, the Company believes it is still at a sufficient level to minimize the Company's risk of being able to recover the cash advance.

     During the first quarter of 2005, the Company made the following changes that impacted pricing: (i) effective February 1, 2005, the monthly rate for CAPS fees increased from $499 to $599, (ii) effective March 1, 2005, the Company increased advance rates by approximately 1.5%, and (iii) early in the first quarter, the Company began offering GAP debt cancellation terms in its contracts. GAP provides the consumer protection by forgiving the difference between the loan balance and the consumer's insurance coverage limit in the event the vehicle is totaled or stolen. The Company receives a fee for every GAP provision sold by its dealer-partners. The Company believes that the net impact of these three changes will result in Consumer Loans accepted during 2005 producing approximately the same level of profitability as Consumer Loans accepted in 2004. There were no other material changes in credit policy or pricing during 2005, other than routine changes designed to maintain current profitability levels.

     RESULTS OF OPERATIONS

     The tables in this section present income statement data on a consolidated basis as well as for the Company's three business segments, United States, United Kingdom, and Other.

     CONSOLIDATED

                                              YEAR ENDED               YEAR ENDED               YEAR ENDED
                                             DECEMBER 31,     % OF    DECEMBER 31,     % OF    DECEMBER 31,     % OF
(Dollars in thousands)                           2005       REVENUE       2004       REVENUE       2003       REVENUE
                                             ------------   -------   ------------   -------   ------------   -------
REVENUE:
Finance charges                                $176,369       87.6%     $150,651       87.5%     $117,758       83.5%
License fees                                      9,775        4.9         5,835        3.4         3,836        2.7
Other income                                     15,124        7.5        15,585        9.1        19,448       13.8
                                               --------      -----      --------      -----      --------      -----
   Total revenue                                201,268      100.0       172,071      100.0       141,042      100.0
COSTS AND EXPENSES:
Salaries and wages                               36,853       18.3        32,720       19.0        28,377       20.1
General and administrative                       20,834       10.4        20,724       12.0        18,573       13.2
Sales and marketing                              14,275        7.1        11,915        6.9         8,006        5.7
Provision for credit losses                       5,705        2.8         6,526        3.8         8,835        6.3
Interest                                         13,886        6.9        11,660        6.8         8,057        5.7
Stock-based compensation expense                  2,240        1.1         2,580        1.5         3,316        2.4
Other expense                                       931        0.5         1,270        0.7         4,517        3.2
                                               --------      -----      --------      -----      --------      -----
   Total costs and expenses                      94,724       47.1        87,395       50.7        79,681       56.6
                                               --------      -----      --------      -----      --------      -----
Operating income                                106,544       52.9        84,676       49.3        61,361       43.4
Foreign exchange gain (loss)                      1,812        0.9         1,650        1.0        (2,767)      (2.0)
                                               --------      -----      --------      -----      --------      -----
Income from continuing operations before
   provision for income taxes                   108,356       53.8        86,326       50.3        58,594       41.4
Provision for income taxes                       40,159       20.0        30,073       17.5        27,369       19.4
                                               --------      -----      --------      -----      --------      -----
Income from continuing operations                68,197       33.8        56,253       32.8        31,225       22.0
Discontinued operations
   Gain (loss) from  operations of
      discontinued United Kingdom segment
      before provision for income taxes (1)       6,194        3.1         1,556        0.9        (7,047)      (5.0)
   Provision (benefit) for income taxes           1,790        0.9           484        0.3          (491)      (0.3)
                                               --------      -----      --------      -----      --------      -----
Gain (loss) from discontinued operations          4,404        2.2         1,072        0.6        (6,556)      (4.7)
                                               --------      -----      --------      -----      --------      -----
Net income                                     $ 72,601       36.0%     $ 57,325       33.4%     $ 24,669       17.3%
                                               ========      =====      ========      =====      ========      =====

Net income per common share:
   Basic                                       $   1.96                 $   1.48                 $   0.58
                                               ========                 ========                 ========
   Diluted                                     $   1.85                 $   1.40                 $   0.57
                                               ========                 ========                 ========

Income from continuing operations per
   common share:
   Basic                                       $   1.84                 $   1.46                 $   0.74
                                               ========                 ========                 ========
   Diluted                                     $   1.74                 $   1.37                 $   0.72
                                               ========                 ========                 ========

(1) Includes gain on sale of United Kingdom loan portfolio of $3.0 million recognized during the fourth quarter of 2005 and impairment expenses of $10.5 million recognized in 2003 following the decision to liquidate the United Kingdom operation.

    CONTINUING OPERATIONS

    YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

    For the year ended December 31, 2005, consolidated net income from continuing operations increased to $68.2 million, or $1.74 per diluted share, compared to $56.3 million, or $1.37 per diluted share, for the same period in 2004. The increase in consolidated net income from continuing operations was primarily due to: (i) a 17.1% increase in finance charge income due to an increase in the size of the Dealer Loan portfolio during 2005, (ii) a $3.9 million increase in license fees, which represent monthly fees charged to dealer-partners for access to CAPS, primarily due to an increase in the number of active dealer-partners, (iii) a decrease in general and administrative expenses, as a percentage of revenue, of 1.6%, primarily related to the resolution of a dispute over previously paid audit fees, and (iv) a $0.8 million decrease in the provision for credit losses primarily due to a reduction in the provision for credit losses required to maintain the initial yield established at the inception of a Dealer Loan.

    The results of operations for the Company as a whole are attributable to changes described by segment in the discussion of the results of operations in the United States, United Kingdom, and Other business segments. The following discussion of interest expense is provided on a consolidated basis, as the explanation is not meaningful by business segment.

    Interest. Consolidated interest expense from continuing operations increased to $13.9 million in 2005 from $11.7 million in 2004. The increase in consolidated interest expense from continuing operations was due to an increase in average outstanding debt as a result of stock buybacks in the third quarter of 2004 and an increase in the weighted average interest rate to 7.4% in 2005 from 7.0 % in 2004. The increase in the interest rate is primarily the result of increased market rates partially offset by the decreased impact of fixed fees on the Company's secured financing and line of credit facility due to higher average outstanding borrowings.

    YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

    For the year ended December 31, 2004, consolidated net income from continuing operations increased to $56.3 million, or $1.37 per diluted share, compared to $31.2 million, or $0.72 per diluted share, for the same period in 2003. The increase in consolidated net income from continuing operations was primarily due to: (i) a 27.9% increase in finance charge income due to an increase in the size of the Dealer Loan portfolio during 2004 and an increase in the yield due to an increase in forecasted collection rates on these Dealer Loans, (ii) a decrease in the Company's effective tax rate to 34.8% from 46.7% primarily due to a change in the Company's international tax structure during 2004 and the impact of the repatriation of foreign earnings in 2003, and (iii) a foreign exchange gain of $1.7 million in 2004 compared to a loss of $2.8 million in 2003. The foreign exchange gains and losses were primarily the result of changes in the fair value of forward contracts entered into during the third quarter of 2003, and (iv) a $2.3 million decrease in the provision for credit losses primarily due to a reduction in the provision for credit losses required to maintain the initial yield established at the inception of a Dealer Loan.

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

    The following table presents income statement data for the Company's United States business segment:

    UNITED STATES

                                             YEAR ENDED               YEAR ENDED               YEAR ENDED
                                            DECEMBER 31,     % OF    DECEMBER 31,     % OF    DECEMBER 31,     % OF
(Dollars in thousands)                          2005       REVENUE       2004       REVENUE       2003       REVENUE
                                            ------------   -------   ------------   -------   ------------   -------
Revenue:
Finance charges                               $176,173       88.1%     $149,998       89.5%     $116,156       89.3%
License fees                                     9,775        4.9         5,835        3.5         3,836        2.9
Other income                                    13,964        7.0        11,721        7.0        10,086        7.8
                                              --------      -----      --------      -----      --------      -----
   Total revenue                               199,912      100.0       167,554      100.0       130,078      100.0
Costs and expenses:
Salaries and wages                              36,612       18.3        32,111       19.2        27,136       20.9
General and administrative                      20,548       10.3        20,304       12.1        17,435       13.4
Sales and marketing                             14,275        7.1        11,915        7.1         7,944        6.1
Provision for credit losses                      5,709        2.9         5,332        3.2         6,003        4.6
Interest                                        13,304        6.7        11,009        6.6         6,329        4.9
Stock-based compensation expense                 2,240        1.1         2,580        1.5         3,316        2.5
Other expense                                      305        0.2           344        0.2           541        0.4
                                              --------      -----      --------      -----      --------      -----
   Total costs and expenses                     92,993       46.6        83,595       49.9        68,704       52.8
                                              --------      -----      --------      -----      --------      -----
Operating income                               106,919       53.4        83,959       50.1        61,374       47.2
Foreign exchange gain (loss)                     1,056        0.5         1,661        1.0        (2,862)      (2.2)
                                              --------      -----      --------      -----      --------      -----
Income from  continuing operations before
   provision for income taxes                  107,975       53.9        85,620       51.1        58,512       45.0
Provision for income taxes                      40,276       20.1        29,767       17.8        27,237       20.9
                                              --------      -----      --------      -----      --------      -----
Income from  continuing operations            $ 67,699       33.8%     $ 55,853       33.3%     $ 31,275       24.1%
                                              ========      =====      ========      =====      ========      =====

     YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

     Finance Charges. Finance charges increased to $176.2 million in 2005 from $150.0 million in 2004 primarily due to an increase in the size of the Dealer Loan portfolio resulting from an increase in the number of active dealer-partners, partially offset by a decrease in the number of transactions per active dealer-partner.

     The number of active dealer-partners is a function of new dealer-partner enrollments and attrition. Active dealer-partners are dealer-partners who submit at least one loan during the period. The following table summarizes the changes in active dealer-partners and corresponding unit volume for the twelve months ended December 31, 2005 and 2004:

                                       TWELVE MONTHS ENDED DECEMBER 31, 2005     TWELVE MONTHS ENDED DECEMBER 31, 2004
                                      ---------------------------------------   ---------------------------------------
                                      DEALER-PARTNERS   UNIT VOLUME   AVERAGE   DEALER-PARTNERS   UNIT VOLUME   AVERAGE
                                      ---------------   -----------   -------   ---------------   -----------   -------
Production from year ended December
   31 of the prior year                    1,215          75,955        62.5           916          62,334        68.1
Attrition (1)                               (239)         (4,291)       18.0          (182)         (4,459)       24.5
Volume change from dealer-partners
   active in both periods                    n/a          (5,147)        n/a           n/a           2,875         n/a
                                           -----          ------        ----         -----          ------        ----
Current period volume from dealer-
   partners active both periods              976          66,517        68.2           734          60,750        82.8
New dealer-partners (2)                      745          16,278        21.8           460          14,482        31.5
Restarts (3)                                  45             772        17.2            21             723        34.4
                                           -----          ------        ----         -----          ------        ----
Current period production                  1,766          83,567        47.3         1,215          75,955        62.5

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

     The increase in new dealer-partner enrollments in 2005 was impacted by a new policy implemented in the first quarter of 2005. The new policy allows prospective dealer-partners to enroll in the Company's program without paying the $9,850 enrollment fee. Prospective dealer-partners choosing this option instead agree to allow the Company to keep 50% of the first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after 100 Consumer Loans have been originated and assigned to the Company. Based on the historical average of Portfolio Profit Express payments, the Company expects average enrollment fee revenue per dealer-partner for those dealer-partners electing the new option and reaching 100 Consumer Loans will be approximately $15,000 to $20,000. Approximately 57% of the dealer-partners that enrolled during 2005 took advantage of this new enrollment option.

     License Fees. License fees increased to $9.8 million in 2005 from $5.8 million in 2004 due to an increase in the number of active dealer-partners. License fees represent monthly fees charged to dealer-partners for access to CAPS. The average number of dealer-partners billed for CAPS fees in 2005 was 1,360 compared to 938 in 2004. Effective February 1, 2005, the monthly rate for CAPS fees increased from $499 to $599.

     Salaries and Wages. Salaries and wages, as a percentage of revenue, decreased to 18.3% in 2005 from 19.2% in 2004 primarily due to a decrease in servicing salaries, as a percentage of revenue, of 0.5% due to increased operational efficiencies.

     General and Administrative. General and administrative expenses, as a percentage of revenue, decreased to 10.3% in 2005 from 12.1% in 2004. The decrease was primarily due to the resolution of a dispute over previously paid audit fees.

     Sales and Marketing. Sales and marketing expenses, as a percentage of revenue, remained consistent at 7.1% in 2005 and in 2004 primarily due to an increase in dealer-partner support products and services, as a percentage of revenue, of 0.4%, offset by a decrease in sales commissions, as a percentage of revenue, of 0.4%. The increase in expenses related to dealer-partner support products and services was primarily due to an increase in sales promotion kits and signs primarily due to an increase in dealer-partner enrollments. The decrease in sales commissions, as a percentage of revenue, is primarily due to Dealer Loan origination volume growing at a slower rate than finance charge revenue.

     Provision for Credit Losses. The provision for credit losses increased to $5.7 million in 2005 from $5.3 million in 2004. The provision for credit losses consists primarily of a provision to reduce the carrying value of Dealer Loans to maintain the initial yield established at the inception of the Dealer Loan. Additionally, the provision for credit losses includes a provision for losses on notes receivable and a provision for earned but unpaid revenue related to license fees. The increase in the provision for credit losses in 2005 was primarily due to a one-time pre-tax charge of $2.9 million in the third quarter of 2005 related to a reduction in forecasted collection rates resulting from Hurricanes Katrina and Rita partially offset by a decrease in the provision for credit losses required to maintain the initial yield established at the inception of the Dealer Loan.

     Stock-based Compensation Expense. Stock-based compensation expense decreased to $2.2 million in 2005 from $2.6 million in 2004 primarily due to a decline in the number of unvested stock options outstanding.

     Provision for Income Taxes. The effective tax rate increased to 36.6% in 2005 from 34.8% in 2004 primarily due to a change made to the Company's tax structure in 2004 to treat the Company's foreign subsidiaries as branches subject to United States tax jurisdiction.

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

     The number of active dealer-partners is a function of new dealer-partner enrollments and attrition. Active dealer-partners are dealer-partners who submit at least one loan during the period. The following table summarizes the changes in active dealer-partners and corresponding unit volume for the twelve months ended December 31, 2004 and 2003:

                                       TWELVE MONTHS ENDED DECEMBER 31, 2004     TWELVE MONTHS ENDED DECEMBER 31, 2003
                                      ---------------------------------------   ---------------------------------------
                                      DEALER-PARTNERS   UNIT VOLUME   AVERAGE   DEALER-PARTNERS   UNIT VOLUME   AVERAGE
                                      ---------------   -----------   -------   ---------------   -----------   -------
Production from year ended December
   31 of the prior year                      916          62,334        68.1          784           49,463        63.1
Attrition (1)                               (182)         (4,459)       24.5         (231)          (3,604)       15.6
Volume change from dealer-partners
   active in both periods                    n/a           2,875         n/a          n/a            4,487         n/a
                                           -----          ------        ----         ----           ------        ----
Current period volume from dealer-
   partners active both periods              734          60,750        82.8          553           50,346        91.0
New dealer-partners (2)                      460          14,482        31.5          333           11,267        33.8
Restarts (3)                                  21             723        34.4           30              721        24.0
                                           -----          ------        ----         ----           ------        ----
Current period production                  1,215          75,955        62.5          916           62,334        68.1

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

     Sales and Marketing. Sales and marketing expenses, as a percentage of revenue, increased to 7.1% in 2004 from 6.1% in 2003 primarily due to: (i) an increase in dealer-partner support products and services, as a percentage of revenue, of 0.3%, (ii) an increase in expenses related to the Company's national dealer-partner convention, as a percentage of revenue, of 0.2%, and (iii) an increase in sales commissions, as a percentage of revenue, of 0.1%. The increase in expenses related to dealer-partner support products and services was primarily due to: (i) the introduction of new dealer-partner inventory acquisition support products and consumer lead generation services in 2004 and
(ii) an increase in sales promotion kits and signs primarily due to an increase in dealer-partner enrollments. The increase in expenses related to dealer-partner support products and services was offset by an approximately equal increase in other income resulting from the fees charged to dealer-partners for these products and services.

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

     UNITED KINGDOM

                                                       YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(Dollars in thousands)                                    2005           2004           2003
                                                      ------------   ------------   ------------
Discontinued operations
   Gain (loss) from  operations of discontinued
   United Kingdom segment before provision for
   income taxes(1)                                       $6,194         $1,556        $(7,047)
   Provision for income taxes                             1,790            484           (491)
                                                         ------         ------        -------
Gain (loss) on discontinued operations                   $4,044         $1,072        $(6,556)
                                                         ======         ======        =======

(1) Includes gain on sale of United Kingdom loan portfolio of $3.0 million recognized during the fourth quarter of 2005 and impairment expenses of $10.5 million recognized in 2003 following the decision to liquidate the United Kingdom operation.

     Effective June 30, 2003, the Company decided to stop originating Consumer Loans in the United Kingdom.

     The Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary on December 30, 2005. The selling price was approximately $4.3 million resulting in a pre-tax gain of approximately $3.0 million.

OTHER

                                                   YEAR ENDED               YEAR ENDED               YEAR ENDED
                                                  DECEMBER 31,     % OF    DECEMBER 31,     % OF    DECEMBER 31,     % OF
(Dollars in thousands)                                2005       REVENUE       2004       REVENUE       2003       REVENUE
                                                  ------------   -------   ------------   -------   ------------   -------
REVENUE:
Finance charges                                      $  196        14.5%      $  653        14.5%     $ 1,602       14.6%
Other income                                          1,160        85.5        3,864        85.5        9,362       85.4
                                                     ------       -----       ------       -----      -------      -----
   Total revenue                                      1,356       100.0        4,517       100.0       10,964      100.0
COSTS AND EXPENSES:
Salaries and wages                                      241        17.8          609        13.5        1,241       11.2
General and administrative                              286        21.1          420         9.3        1,138       10.4
Sales and marketing                                      --          --           --          --           62        0.6
(Credit) provision for credit losses                     (4)       (0.3)       1,194        26.4        2,832       25.8
Interest                                                582        42.9          651        14.4        1,728       15.8
Other expense                                           626        46.2          926        20.5        3,976       36.3
                                                     ------       -----       ------       -----      -------      -----
   Total costs and expenses                           1,731       127.7        3,800        84.1       10,977      100.1
                                                     ------       -----       ------       -----      -------      -----
Operating (loss) income                                (375)      (27.7)         717        15.9          (13)      (0.1)
Foreign exchange gain (loss)                              3         0.3          (11)       (0.3)          95        0.8
                                                     ------       -----       ------       -----      -------      -----
(Loss) income from continuing operations before
   (credit) provision for income taxes                 (372)      (27.4)         706        15.6           82        0.7
(Credit) provision for income taxes                    (117)       (8.6)         306         6.7          132        1.2
                                                     ------       -----       ------       -----      -------      -----
(Loss) income from continuing operations             $ (255)      (18.8)%     $  400         8.9%     $   (50)      (0.5)%
                                                     ======       =====       ======       =====      =======      =====

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

Finance Charge Revenue

   Balance Sheet Caption:        Loans receivable

   Income Statement Caption:     Finance charges

   Nature of Estimates           Estimating revenue recognition using the
   Required:                     interest rate method of accounting.

   Assumptions and Approaches    The Company recognizes finance charge income
   Used:                         under an approach similar to the provisions of
                                 SOP 03-3 "Accounting for Certain Loans or Debt
                                 Securities Acquired in a Transfer." SOP 03-3
                                 requires the Company to recognize finance
                                 charges under the interest method such that
                                 revenue is recognized on a level yield basis
                                 based upon forecasted cash flows. As the
                                 forecasted cash flows change over time, the
                                 Company prospectively adjusts the rate upwards
                                 for positive changes but recognizes impairment
                                 for negative changes in the current period.

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

Allowance for Credit Losses

   Balance Sheet Caption:        Allowance for credit losses

   Income Statement Caption:     Provision for credit losses

   Nature of Estimates           Estimating the amount and timing of future
   Required:                     collections and dealer holdback payments.

   Assumptions and Approaches    The Company maintains an allowance for credit
   Used:                         losses for any Dealer Loan balance that, based
                                 on current expectations, is not expected to
                                 achieve the weighted average initial yield
                                 established at the inception of the Dealer
                                 Loan. The Company compares the present value
                                 (discounted at the weighted average initial
                                 yield) of estimated future collections less the
                                 present value of the estimated related dealer
                                 holdback payments for each Dealer Loan to the
                                 recorded net investment in that Dealer Loan. If
                                 the present value of such cash flows is less
                                 than the carrying amount of the Dealer Loan, an
                                 allowance for credit losses is established to
                                 reduce the carrying amount to the calculated
                                 present value. The estimates of future
                                 collections and the related dealer holdback
                                 payments use various assumptions based on a
                                 dealer-partner's actual loss data and the
                                 Company's historical loss and collection
                                 experience. At December 31, 2005, a 1% decline
                                 in the forecasted future collections would
                                 result in approximately a $1.8 million pre-tax
                                 charge to the provision for credit losses. For
                                 additional information, see Note 1 to the
                                 consolidated financial statements, which is
                                 incorporated herein by reference.

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

Stock-Based Compensation
Expense

   Balance Sheet Caption:        Paid-in capital

   Income Statement Caption:     Stock-based compensation expense

   Nature of Estimates           Compensation expense for stock options is based
   Required:                     on the fair value of the options on the date of
                                 grant, which is estimated by the Company, and
                                 is recognized over the expected vesting period
                                 of the options.

   Assumptions and Approaches    The Company uses the Black-Scholes option
   Used:                         pricing model to estimate the fair value of
                                 stock option grants. This model calculates the
                                 fair value using various assumptions, including
                                 the expected life of the option, the expected
                                 volatility of the underlying stock, and the
                                 expected dividend yield on the underlying
                                 stock. In recognizing stock-based compensation
                                 expense, the Company makes assumptions
                                 regarding the expected forfeiture rate of stock
                                 options and the expected vesting date of
                                 performance-based options. For additional
                                 information, see Notes 1 and 9 to the
                                 consolidated financial statements, which are
                                 incorporated herein by reference.

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

Impairment of Assets

   Balance Sheet Caption:        Various assets

   Income Statement Caption:     Impairment expense

   Nature of Estimates           Estimating impairment for businesses in
   Required:                     liquidation on a quarterly basis.

   Assumptions and Approaches    The Company estimates impairment for each
   Used:                         business in liquidation by comparing its future
                                 forecasted net cash flows to its net asset
                                 value. In estimating the future net cash flows
                                 of the business, the Company makes assumptions
                                 regarding the amount and timing of cash flows.
                                 For additional information, see Note 1 to the
                                 consolidated financial statements, which is
                                 incorporated herein by reference.

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

Litigation and Contingent
Liabilities

   Balance Sheet Caption:        Accrued liabilities

   Income Statement Caption:     General and administrative expense

   Nature of Estimates           Estimating the likelihood of adverse legal
   Required:                     judgments and any resulting damages owed.

   Assumptions and Approaches    The Company, with assistance from its legal
   Used:                         counsel, determines if the likelihood of an
                                 adverse judgment for various claims and
                                 litigation is remote, reasonably possible, or
                                 probable. To the extent the Company believes an
                                 adverse judgment is probable and the amount of
                                 the judgment is estimable, the Company
                                 recognizes a liability. For information
                                 regarding the potential various consumer claims
                                 against the Company, see Note 12 to the
                                 consolidated financial statements, which is
                                 incorporated herein by reference.

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

Taxes

   Balance Sheet Caption:        Deferred income taxes, net

   Income Statement Caption:     Provision for income taxes

   Nature of Estimates           Estimating the recoverability of deferred tax
   Required:                     assets.

   Assumptions and Approaches    The Company, based on historical and projected
   Used:                         future financial results by tax jurisdiction,
                                 determines if it is more likely than not a
                                 deferred tax asset will be realized. To the
                                 extent the Company believes the recovery of all
                                 or a portion of a deferred tax asset is not
                                 likely, a valuation allowance is established.
                                 For additional information, see Note 8 to the
                                 consolidated financial statements, which is
                                 incorporated herein by reference.

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

     The Company's cash flow requirements are dependent on levels of Dealer Loan originations. In 2005, the Company experienced an increase in Dealer Loan originations from 2004 primarily due to an increase in the number of active dealer-partners due to increased dealer-partner enrollments.

     The Company currently finances its operations through: (i) a bank line of credit facility; (ii) secured financings; (iii) a mortgage loan; and (iv) capital lease obligations. For information regarding these financings and the covenants included in the related documents, see Note 6 to the consolidated financial statements, which is incorporated herein by reference. As of December 31, 2005, the Company was not in compliance with certain covenants under its debt agreements due to its inability to timely file its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005 due to the ongoing restatement of the Company's consolidated financial statements. The Company has received waivers of this requirement on its debt facilities and these waivers became permanent upon the filing of such reports in January 2006.

     The Company's total balance sheet indebtedness decreased to $146.9 million at December 31, 2005 from $193.5 million at December 31, 2004. In addition to the balance sheet indebtedness as of December 31, 2005, the Company also has contractual obligations resulting in future minimum payments under operating leases.

     A summary of the total future contractual obligations requiring repayments as of December 31, 2005 is as follows (in thousands):



                                                    PAYMENTS DUE BY PERIOD
                                   ---------------------------------------------------------
                                              LESS THAN      1-3     3-5 YEARS   MORE THAN 5
CONTRACTUAL OBLIGATIONS              TOTAL      1 YEAR      YEARS      YEARS        YEARS
-----------------------            --------   ---------   --------   ---------   -----------
Long-term debt obligations (1)     $145,339     $  715    $144,624      $--          $--
Capital lease obligations             1,566        780         786       --           --
Operating lease obligations           2,051        684       1,367       --           --
Purchase obligations                     --         --          --       --           --
Other long-term obligations              --         --          --       --           --
                                   --------     ------    --------      ---          ---
   Total contractual obligations   $148,956     $2,179    $146,777      $--          $--
                                   ========     ======    ========      ===          ===

(1) Long-term debt obligations included in the above table consists solely of principal repayments. The Company is also obligated to make interest payments at the applicable interest rates, as discussed in Note 6 in the consolidated financial statements, which is incorporated herein by reference.

     Repurchase and Retirement of Common Stock. For information regarding the Company's stock repurchase program, see Note 9 to the consolidated financial statements, which is incorporated herein by reference.

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

     As of December 31, 2005, the Company had $36.3 million of floating rate debt outstanding on its bank credit facilities, with no interest rate cap protection, and $101.5 million in floating rate debt outstanding under its secured financing, with an interest rate cap of 6.75%. Based on the difference between the Company's rates on its secured financing at December 31, 2005 and the interest rate cap, the Company's maximum interest rate risk on the September 2003 secured financing is 2.4%. This maximum interest rate risk would reduce annual after-tax earnings by approximately $1.6 million in 2005. For every 1% increase in rates on the Company's bank credit facilities, annual after-tax earnings would decrease by approximately $0.2 million in 2005. This analysis assumes the Company maintains a level amount of floating rate debt.

     Foreign Currency Risk. The Company is exposed to changes in foreign exchange rates that could have a negative impact on earnings or asset and liability values from operations in foreign countries.

     In the third quarter of 2003, the Company entered into a series of forward contracts with a commercial bank to manage foreign currency exchange risk associated with the cash flows anticipated from the exit of the United Kingdom operation. The Company believed that this transaction minimized the currency exchange risk associated with an adverse change in the relationship between the United States dollar and the British pound sterling as it repatriated cash from the United Kingdom operation. As the Company had not designated these contracts as hedges as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 and SFAS No. 149, changes in the fair value of these forward contracts increased or decreased net income. As of December 31, 2004, the fair value of the forward contracts was $1.2 million less than the notional amount of the contracts due to the weakening of the United States dollar versus the British pound sterling since the date the contracts were entered into. There were no contracts outstanding as of December 31, 2005.

     At December 31, 2005, an immediate 10% weakening of the United States dollar would not have a material impact on shareholders' equity or net income.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). This statement supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) is effective for the Company's fiscal year beginning January 1, 2006. As the Company began recognizing stock based compensation expense under the fair value recognition and measurement provisions of SFAS No. 123 during 2003, the adoption of SFAS No. 123R will not have a material impact on the Company.

FORWARD-LOOKING STATEMENTS

     The Company makes forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission ("SEC"). It may also make forward-looking statements in its press releases or other public or shareholder communications. The Company's forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations. When the Company uses any of the words "may," "will," "should," "believes," "expects," "anticipates," "assumes," "forecasts," "estimates," "intends," "plans" or similar expressions, it is making forward-looking statements.

     The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. These forward-looking statements represent the Company's outlook only as of the date of this report. While the Company believes that its forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth under "Item 1A. Risk Factors" elsewhere in this report and the risks and uncertainties discussed in the Company's other reports filed or furnished from time to time with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by Item 7A is incorporated by reference from the information in Item 7 under the caption "Market Risk" in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Registered Public Accounting Firm                     33

Consolidated Balance Sheets as of December 31, 2005 and 2004                34

Consolidated Statements of Income for the years ended December 31, 2005,
   2004, and 2003                                                           35

Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2005, 2004, and 2003                                        36

Consolidated Statements of Cash Flows for the years ended December 31,
   2005, 2004, and 2003                                                     37

Notes to the Consolidated Financial Statements                              38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Credit Acceptance Corporation

We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation and Subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Acceptance Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ GRANT THORNTON LLP

Southfield, Michigan
March 10, 2006

                           CONSOLIDATED BALANCE SHEETS

                                                    (DOLLARS IN THOUSANDS)
                                                         DECEMBER 31,
                                                    ----------------------
                                                        2005        2004
                                                     ---------   ---------
                   ASSETS:
   Cash and cash equivalents                         $   7,090   $     614
   Restricted cash and cash equivalents                 13,473      23,927
   Restricted securities available for sale              3,345         928

   Loans receivable (including  $14,622 and
      $18,353 from affiliates in 2005 and 2004,
      respectively)                                    694,939     667,394
   Allowance for credit losses                        (131,411)   (141,383)
                                                     ---------   ---------
      Loans receivable, net                            563,528     526,011
                                                     ---------   ---------
   Property and equipment, net                          17,992      19,706
   Income taxes receivable                               4,022       9,444
   Other assets                                          9,944      10,683
                                                     ---------   ---------
      Total Assets                                   $ 619,394   $ 591,313
                                                     =========   =========
       LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
   Accounts payable and accrued liabilities          $  55,705   $  49,384
   Dealer reserve payable, net                              --      15,675
   Line of credit                                       36,300       7,700
   Secured financing                                   101,500     176,000
   Mortgage note and capital lease obligations           9,105       9,847
   Deferred income taxes, net                           43,758      31,817
                                                     ---------   ---------
      Total Liabilities                                246,368     290,423
                                                     ---------   ---------
CONTINGENCIES (NOTE 12)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000
      shares authorized, none issued                        --          --
   Common stock, $.01 par value, 80,000,000
      shares authorized, 37,027,286 and
      36,897,242 shares issued and outstanding
      at December 31, 2005 and 2004, respectively          370         369
   Paid-in capital                                      29,746      25,640
   Unearned stock-based compensation                    (1,566)         --
   Retained earnings                                   344,513     271,912
   Accumulated other comprehensive (loss)
      income, net of tax of $20 and $2 at
      December 31, 2005 and 2004, respectively             (37)      2,969
                                                     ---------   ---------
      Total Shareholders' Equity                       373,026     300,890
                                                     ---------   ---------
      Total Liabilities and Shareholders' Equity     $ 619,394   $ 591,313
                                                     =========   =========

          See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                          2005          2004          2003
                                                      -----------   -----------   -----------
REVENUE:
   Finance charges                                    $   176,369   $   150,651   $   117,758
   License fees                                             9,775         5,835         3,836
   Other income                                            15,124        15,585        19,448
                                                      -----------   -----------   -----------
      Total revenue                                       201,268       172,071       141,042
                                                      -----------   -----------   -----------
COSTS AND EXPENSES:
   Salaries and wages                                      36,853        32,720        28,377
   General and administrative                              20,834        20,724        18,573
   Sales and marketing                                     14,275        11,915         8,006
   Provision for credit losses                              5,705         6,526         8,835
   Interest                                                13,886        11,660         8,057
   Stock-based compensation                                 2,240         2,580         3,316
   Other expense                                              931         1,270         4,517
                                                      -----------   -----------   -----------
      Total costs and expenses                             94,724        87,395        79,681
                                                      -----------   -----------   -----------
Operating income                                          106,544        84,676        61,361
   Foreign exchange gain (loss)                             1,812         1,650        (2,767)
                                                      -----------   -----------   -----------
Income from continuing operations before
   provision for income taxes                             108,356        86,326        58,594

   Provision for income taxes                              40,159        30,073        27,369
                                                      -----------   -----------   -----------
Income from continuing operations                          68,197        56,253        31,225
                                                      -----------   -----------   -----------
Discontinued operations
   Gain (loss) from operations of discontinued
      United Kingdom segment before provision
      for income taxes                                      6,194         1,556        (7,047)
   Provision (benefit) for income taxes                     1,790           484          (491)
                                                      -----------   -----------   -----------
   Gain (loss) on discontinued operations                   4,404         1,072        (6,556)
                                                      -----------   -----------   -----------
Net income                                            $    72,601   $    57,325   $    24,669
                                                      ===========   ===========   ===========
Net income per common share:
   Basic                                              $      1.96   $      1.48   $      0.58
                                                      ===========   ===========   ===========
   Diluted                                            $      1.85   $      1.40   $      0.57
                                                      ===========   ===========   ===========
Income from continuing operations per common
   share:
   Basic                                              $      1.84   $      1.46   $      0.74
                                                      ===========   ===========   ===========
   Diluted                                            $      1.74   $      1.37   $      0.72
                                                      ===========   ===========   ===========
Weighted average shares outstanding:
   Basic                                               36,991,136    38,617,787    42,195,340
   Diluted                                             39,207,680    41,017,205    43,409,007

          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                        ACCUMULATED
                                          TOTAL                      COMMON STOCK                UNEARNED                  OTHER
                                      SHAREHOLDERS'  COMPREHENSIVE  --------------   PAID-IN       STOCK     RETAINED  COMPREHENSIVE
                                          EQUITY     INCOME (LOSS)  NUMBER  AMOUNT   CAPITAL   COMPENSATION  EARNINGS  INCOME (LOSS)
                                      -------------  -------------  ------  ------  ---------  ------------  --------  -------------
Balance, January 1, 2003                $ 316,012                   42,326   $423   $ 124,770    $    --     $189,918     $   901
Comprehensive income:
   Net income                              24,669       $24,669                                                24,669
   Other comprehensive income:
      Foreign currency translation
         adjustment, net of tax of
         $1,252                             2,309         2,309                                                             2,309
      Tax on permanently reinvested
         other comprehensive loss                           (69)
                                                        -------
      Other comprehensive income                          2,240
                                                        -------
   Total comprehensive income                           $26,909
                                                        =======
   Stock-based compensation                 3,583                                       3,583
   Repurchase and retirement of
      common stock                         (5,316)                    (464)    (5)     (5,311)
   Stock options exercised                  2,038                      266      3       2,035
                                        ---------                   ------   ----   ---------    -------     --------     -------
Balance, December 31, 2003                343,295                   42,128    421     125,077         --      214,587       3,210
Comprehensive income:
   Net income                              57,325       $57,325                                                57,325
   Other comprehensive loss:
      Unrealized loss on securities
         available for sale, net of
         tax of $2                             (4)           (4)                                                               (4)
      Foreign currency translation
         adjustment, net of tax of
         ($1,760)                            (237)         (237)                                                             (237)
                                                        -------
   Total comprehensive income                           $57,084
                                                        =======
   Stock-based compensation                 2,725                                       2,725
   Repurchase and retirement of
      common stock                       (107,236)                  (5,752)   (57)   (107,179)
   Stock options exercised                  5,022                      521      5       5,017
                                        ---------                   ------   ----   ---------    -------     --------     -------
Balance, December 31, 2004                300,890                   36,897    369      25,640         --      271,912       2,969
                                        ---------                   ------   ----   ---------    -------     --------     -------
Comprehensive income:
   Net income                              72,601       $72,601                                                72,601
   Other comprehensive loss:
      Unrealized loss on securities
         available for sale, net of
         tax of $20                           (33)          (33)                                                              (33)
      Foreign currency translation
         adjustment, net of tax of
         $0                                (2,973)       (2,973)                                                           (2,973)
                                                        -------
   Total comprehensive income                           $69,595
                                                        =======
   Stock-based compensation                 2,331                                       1,936        395
   Issuance of restricted stock, net
      of forfeitures                           --                       99      1       1,960     (1,961)
   Stock options exercised                    210                       31                210
                                        ---------                   ------   ----   ---------    -------     --------     -------
Balance, December 31, 2005              $ 373,026                   37,027   $370   $  29,746    $(1,566)    $344,513     $   (37)
                                        =========                   ======   ====   =========    =======     ========     =======

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             (DOLLARS IN THOUSANDS)
                                                                              FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
                                                                       ---------------------------------
                                                                          2005        2004        2003
                                                                       ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                          $  72,601   $  57,325   $  24,669
   Adjustments to reconcile cash provided by operating activities:
      Provision for credit losses                                          3,979       5,757       9,639
      Depreciation                                                         5,209       5,781       8,502
      Loss on retirement of property and equipment                            76         230          73
      Foreign currency (gain) loss on forward contracts                   (1,033)     (1,661)      2,817
      Provision (credit) for deferred income taxes                        11,961      12,859      (2,555)
      Stock-based compensation                                             2,331       2,725       3,583
      Gain on sale of United Kingdom loan portfolio                       (3,033)         --          --
      United Kingdom asset impairment                                         --          --      10,493
   Change in operating assets and liabilities:
      Accounts payable and accrued liabilities                             7,354      11,715       5,338
      Income taxes receivable/payable                                      5,422     (11,530)     11,845
      Other assets                                                           110         621       8,555
                                                                       ---------   ---------   ---------
         Net cash provided by operating activities                       104,977      83,822      82,959
                                                                       ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in restricted cash                                 10,454      13,348     (27,203)
   Purchases of restricted securities available for sale                  (3,239)       (934)         --
   Sales of restricted securities available for sale                         742          --          --
   Maturities of restricted securities available for sale                     27          --          --
   Principal collected on loans receivable                               468,273     397,091     362,575
   Advances to dealers and accelerated payments of dealer holdback      (461,877)   (427,866)   (334,720)
   Originations and purchases of new Consumer Loans                      (13,354)     (7,938)    (42,621)
   Payments of dealer holdbacks                                          (52,887)    (34,421)    (28,127)
   Proceeds from the sale of United Kingdom loan portfolio                 4,297          --          --
   Purchases of property and equipment                                    (2,863)     (3,567)     (3,273)
                                                                       ---------   ---------   ---------
         Net cash used in investing activities                           (50,427)    (64,287)    (73,369)
                                                                       ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit                                       250,700     314,000      68,400
   Repayments under line of credit                                      (222,100)   (306,300)   (111,955)
   Proceeds from secured financings                                      120,500     288,000     100,000
   Repayments of secured financings                                     (195,000)   (212,000)    (58,153)
   Principal payments under mortgage and capital lease obligations        (1,296)     (2,821)     (1,540)
   Proceeds from mortgage note refinancing                                    --       3,540          --
   Repurchase of common stock                                                 --    (107,236)     (5,316)
   Proceeds from stock options exercised                                     210       5,022       2,038
                                                                       ---------   ---------   ---------
         Net cash used in financing activities                           (46,986)    (17,795)     (6,526)
                                                                       ---------   ---------   ---------
         Effect of exchange rate changes on cash                          (1,088)     (2,262)     (7,055)
                                                                       ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents                       6,476        (522)     (3,991)
   Cash and cash equivalents, beginning of period                            614       1,136       5,127
                                                                       ---------   ---------   ---------
   Cash and cash equivalents, end of period                            $   7,090   $     614   $   1,136
                                                                       =========   =========   =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                            $  13,244   $  10,920   $   7,969
                                                                       =========   =========   =========
   Cash paid during the period for income taxes                        $  23,454   $  26,855   $  16,081
                                                                       =========   =========   =========
Supplemental Disclosure of Non-Cash Transactions:
   Property and equipment acquired through capital lease obligations   $     531   $   2,038   $      32
                                                                       =========   =========   =========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Principal Business. Since 1972, Credit Acceptance (the "Company" or "Credit Acceptance") has provided auto loans to consumers, regardless of their credit history. The Company's product is offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same consumers; and from sales to consumers responding to advertisements for the Company's product, but who actually end up qualifying for traditional financing.

     The Company refers to dealers who participate in its program and who share its commitment to changing consumers' lives as "dealer-partners". Upon enrollment in the Company's financing program, the dealer-partner enters into a servicing agreement with Credit Acceptance that defines the legal relationship between Credit Acceptance and the dealer-partner. The servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on retail installment contracts (referred to as "Consumer Loans") from the dealer-partners to the Company.

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

     Loans receivable in the United States and Canada. The Company is not considered the originator of Consumer Loans in the United States and Canada for accounting purposes. Instead, the Company is a lender to dealer-partners. At the time of acceptance, Consumer Loans that meet certain criteria are eligible for a non-recourse cash payment to the dealer-partner (referred to as an "advance"), which is computed on a formula basis. Upon acceptance of an assigned Consumer Loan, the Company records the cash amount advanced to the dealer-partner as a Dealer Loan ("Dealer Loan") classified in Loans receivable in the consolidated financial statements.

     Cash advanced to dealer-partners is automatically assigned to the originating dealer-partner's open pool of business. At the dealer-partner's option, a pool containing more than one hundred Consumer Loans can be closed and subsequent advances assigned to a new pool. All advances due from a dealer-partner are secured by the future collections on the dealer-partner's portfolio of Consumer Loans that have been assigned to the Company. Net collections on all related Consumer Loans within the pool, after payment of the Company's servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance owing against those Consumer Loans. Once the advance balance has been repaid, the dealer-partner is entitled to receive future collections from Consumer Loans within that pool, after payment of the Company's servicing fee and reimbursement of certain collection costs. If the collections on Consumer Loans from a dealer-partner's pool are not sufficient to repay the advance balance, the dealer-partner will not receive the portion of compensation that is paid based on the performance of the Consumer Loans ("dealer holdback"). Additionally, for dealer-partners with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for holdback payments.

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

     Effective June 30, 2003, the Company decided to stop originating Dealer Loans in Canada. Since Dealer Loans originated in Canada are serviced in the United States, the Company evaluated cash flows related to the Canadian operation based on the same collection rate assumptions as were used before the decision to liquidate. Based upon management's analysis as of December 31, 2005, no reduction of the carrying value of the Canadian Dealer Loan portfolio is required.

     In January 2002, the Company decided to stop originating automobile leases. As of December 31, 2005, there was no capital invested in this business.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring)." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred, rather than at the time of commitment to an exit plan. The Company adopted this standard for exit or disposal activities initiated after December 31, 2002. As a result of the Company's decision to exit the United Kingdom business in the second quarter of 2003, the Company recognized:
(i) $0.3 million after-tax increase in salaries and wages resulting from employee severance expenses and (ii) $0.1 million after-tax reduction in other income due to a refund of profit sharing income on ancillary products to an ancillary product provider which was based on volume targets no longer attainable due to the decision to stop Consumer Loan originations.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The Company's primary subsidiaries are: Buyer's Vehicle Protection Plan, Inc., and CAC of Canada Company.

REPORTABLE BUSINESS SEGMENTS

     The Company is organized into three primary business segments: United States, United Kingdom, and Other. See Note 11 - Business Segment Information for information regarding the Company's reportable segments.

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

RESTRICTED SECURITIES AVAILABLE FOR SALE

     Restricted securities consist of the amounts held in accordance with secured financing arrangements and reinsurance agreements. The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, and stated at fair value with unrealized gains and losses, net of income taxes included in the determination of comprehensive income and reported as a component of shareholders' equity.

     Restricted available-for-sale securities consist of the following:

                                                              AS OF DECEMBER 31, 2005
                                                 -------------------------------------------------
                                                              GROSS       GROSS
                                                          UNREALIZED   UNREALIZED   ESTIMATED FAIR
(Dollars in thousands)                            COST       GAINS       LOSSES          VALUE
                                                 ------   ----------   ----------   --------------
US Government and agency securities              $1,336      $--          $(14)         $1,322
Corporate bonds                                   2,068       --           (45)          2,023
                                                 ------      ---          ----          ------
Total restricted securities available for sale   $3,404      $--          $(59)         $3,345
                                                 ======      ===          ====          ======

                                                              AS OF DECEMBER 31, 2004
                                                 -------------------------------------------------
                                                             GROSS        GROSS
                                                          UNREALIZED   UNREALIZED   ESTIMATED FAIR
(Dollars in thousands)                            COST       GAINS       LOSSES          VALUE
                                                 ------   ----------   ----------   --------------
US Government and agency securities               $150        $--         $(2)           $148
Corporate bonds                                    784          1          (5)            780
                                                  ----        ---         ---            ----
Total restricted securities available for sale    $934        $ 1         $(7)           $928
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

                                                                  AS OF DECEMBER 31,
                                                       ---------------------------------------
                                                               2005                 2004
                                                       -------------------   -----------------
                                                                 ESTIMATED           ESTIMATED
(Dollars in thousands)                                  COST    FAIR VALUE   COST   FAIR VALUE
                                                       ------   ----------   ----   ----------
Contractual Maturity
   Within one year                                     $   --     $   --     $ --      $ --
   Over one year to five years                          3,028      2,971      857       852
   Over five years to ten years                           376        374       77        76
   Over ten years                                          --         --       --        --
                                                       ------     ------     ----      ----
      Total restricted securities available for sale   $3,404     $3,345     $934      $928
                                                       ======     ======     ====      ====

FINANCE CHARGES - UNITED STATES AND CANADA

     The Company recognizes finance charge income in a manner consistent with the provisions of the American Institute of Certified Public Accountant's Statement of Position ("SOP") 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires the Company to recognize finance charges under the interest method such that revenue is recognized on a level yield basis based upon forecasted cash flows. As the forecasted cash flows change, the Company would prospectively adjust the yield upwards for positive changes but would recognize impairment for negative changes in the current period.

     Buyers Vehicle Protection Plan, Inc. ("BVPP"), a wholly owned subsidiary of the Company, has relationships with third party vehicle service contract administrators ("TPAs") whereby the TPAs process claims on vehicle service contracts underwritten by third party insurers. BVPP receives a commission for all such vehicle service contracts sold by its dealer-partners where the vehicle service contract is financed by the Company, and does not bear any risk of loss for claims covered on these third party service contracts. The commission is included in the purchase price of the vehicle service contract included in the Consumer Loan. The Company advances to dealer-partners an amount based on the purchase price of the vehicle service contract on Consumer Loans accepted by the Company that include vehicle service contracts. In addition, BVPP had its own short-term limited extended service contract product offered by participating dealer-partners. In connection therewith, BVPP bears the risk of loss for any repairs covered under the service contract. The Company recognizes income and related expense for this service contract program on an accelerated basis over the life of the service contract. The Company stopped offering this product effective November 1, 2003.

     During the first quarter of 2004, the Company entered into agreements with two new TPAs. The two new agreements differ from the prior agreement in three material respects: (i) the new agreements provide a commission to the Company on all vehicle service contracts sold by its dealer-partners, regardless of whether the vehicle service contract is financed by the Company, (ii) the Company experiences a higher commission on vehicle service contracts financed by the Company, and (iii) the new agreements allow the

Company to participate in underwriting profits depending on the level of future claims paid. The two new agreements also require that net premiums on the vehicle service contracts be placed in trust accounts by the TPA. Funds in the trust accounts are utilized by the TPA to pay claims on the vehicle service contracts. Underwriting profits, if any, on the vehicle service contracts are distributed to the Company after the term of the vehicle service contracts have expired. Under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the Company is considered the primary beneficiary of the trusts. As a result, the assets and liabilities of the trusts have been consolidated on the Company's balance sheet. As of December 31, 2005, the trusts had $10.6 million in assets available to pay claims and a related claims reserve of $10.4 million. Cash and cash equivalents are included in restricted cash and cash equivalents and the claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets. A third party insures claims in excess of funds in the trust accounts.

     The Company recognizes the commission received from the TPAs for contracts financed by the Company as part of finance charges on a level yield basis based upon forecasted cash flows. Commissions on contracts not financed by the Company are recognized as finance charge income at the time the commissions are received.

     During the first quarter of 2005, the Company began offering Guaranteed Asset Protection ("GAP") debt cancellation terms in its contracts. GAP provides the consumer protection by forgiving the difference between the loan balance and the consumer's insurance coverage limit in the event the vehicle is totaled or stolen. The Company receives a fee for every GAP provision sold by its dealer-partners. The Company recognizes the commission received for GAP products as part of finance charges on a level yield basis based upon forecasted cash flows.

LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES - UNITED STATES AND CANADA

     The Company records the amount advanced to the dealer-partner as a Dealer Loan. The Dealer Loan is increased as revenue is recognized and decreased as collections are received. The Company follows an approach similar to the provisions of SOP 03-3 in determining its allowance for credit losses. Consistent with SOP 03-3, an allowance for credit losses is maintained at an amount that reduces the net asset value (Dealer Loan balance less the allowance) to the discounted value of forecasted future cash flows at the yield established at the inception of the Dealer Loan. This allowance is calculated on a dealer-partner by dealer-partner basis. The discounted value of future cash flows is comprised of estimated future collections on the Consumer Loans, less any estimated dealer holdback payments.

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

     Cash flows from any individual Dealer Loan are often different than estimated cash flows at Dealer Loan inception. If such difference is favorable, the difference is recognized into income over the life of the Dealer Loan through a yield adjustment. If such difference is unfavorable, an allowance for credit losses is established and a corresponding provision for credit losses is recorded as a current period expense. Because differences between estimated cash flows at inception and actual cash flows occur often, an allowance is required for a significant portion of the Company's Dealer Loan portfolio. An allowance for credit losses does not necessarily indicate that a Dealer Loan is unprofitable, and in recent years, very seldom are cash flows from a Dealer Loan insufficient to repay the initial amounts advanced to the dealer.

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

LOANS RECEIVABLE, ALLOWANCE FOR CREDIT LOSSES, AND DEALER RESERVE PAYABLE - UNITED KINGDOM

     The Company maintains an allowance for credit losses to cover losses inherent in the Company's Consumer Loan portfolio. Such losses consist of Consumer Loans receivable determined to be uncollectible or that have expected future collections less than the full contractual amount, less any losses absorbed by dealer holdbacks. Dealer holdbacks in the United Kingdom are classified in Dealer reserve payable, net in the Company's consolidated financial statements. By definition, these losses equal the amount by which advances to dealer-partners plus accrued income (the "net investment") exceed the net present value of estimated future cash flows related to the Consumer Loans receivable less the present value of estimated dealer holdback payments.

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

     The Company records the gross amount of the Consumer Loan less the unearned finance charges as dealer reserve payable. Consumer Loans originated by and advances to each dealer-partner are automatically assigned to that dealer-partner's open pool of Consumer Loans. Periodically, pools are closed and subsequent Consumer Loans and advances are assigned to a new pool. Collections on the Consumer Loans within each pool, after payment of the Company's servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance relating to those Consumer Loans. Once the advance balance has been repaid, the dealer-partner is entitled to receive collections from the Consumer Loans within that pool.

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

     As of December 31, 2005 and 2004, deferred debt issuance costs were $5.4 million ($1.6 million net of amortization expense) and $7.7 million ($3.5 million net of amortization expense), respectively. Expenses associated with the issuance of debt instruments are capitalized and amortized over the term of the debt instrument on a level-yield basis for the term secured financings and on a straight-line basis for lines of credit and revolving secured financings.

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

     As of December 31, 2005, the following interest rate cap agreements were outstanding (in thousands):

NOTIONAL   COMMERCIAL PAPER                                      FAIR
 AMOUNT        CAP RATE                  TERM                   VALUE
--------   ----------------   -------------------------------   -----
$100,000         6.75%        September 2005 through May 2008    $13
 100,000         6.75%        September 2005 through May 2008     10
--------                                                         ---
$200,000                                                         $23
========                                                         ===

     As of December 31, 2004, the following interest rate cap agreements were outstanding (in thousands):

NOTIONAL   COMMERCIAL PAPER                                           FAIR
 AMOUNT        CAP RATE                       TERM                   VALUE
--------   ----------------   ------------------------------------   -----
$100,000         6.25%        September 2004 through January 2007     $30
 100,000         6.25%        September 2004 through February 2007     13
--------                                                              ---
$200,000                                                              $43
========                                                              ===

     Foreign Currency Forward Contracts. In the third quarter of 2003, the Company entered into a series of forward contracts with a commercial bank to manage foreign currency exchange risk associated with the cash flows anticipated from the exit of the United Kingdom operation. The Company did not have any outstanding contracts as of December 31, 2005. As of December 31, 2004, the Company had contracts outstanding to deliver 3.3 million British pounds sterling to the commercial bank which was exchanged into United States dollars at weighted average exchange rates of 1.57 United States dollars per British pound sterling on a monthly basis through June 30, 2005. As the Company had not designated these contracts as hedges as defined under SFAS No. 133, changes in the fair value of these forward contracts increased or decrease net income. The fair value of the forward contracts was less than the notional amount of the contracts outstanding as of December 31, 2004 by $1.2 million due to the weakening of the United States dollar versus the British pound sterling since the date the contracts were entered into. The Company recognized a foreign currency gain of $1.0 million for 2005 related to the change in the fair value of the forward contracts primarily due to a decrease in the notional amount of the forward contracts from December 31, 2004 to June 30, 2005. The Company recognized a foreign currency gain of $1.7 million for 2004 primarily due to a decrease in the notional amount of the forward contracts, partially offset by the weakening of the United States dollar versus the British pound during 2004.

STOCK COMPENSATION PLANS

     At December 31, 2005, the Company has three stock-based compensation plans for employees and directors, which are described more fully in Note 9 - Capital Transactions. Prior to April 1, 2003, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. In the second quarter of 2003, the Company adopted the fair value recognition and measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" for stock-based employee compensation. Under the retroactive restatement transition method selected by the Company described in SFAS No. 148, the Company restated all prior periods to reflect the stock-based compensation expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all options granted to employees or directors after January 1, 1995.

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

     Deferred income taxes are recognized for foreign currency translation adjustments when the Company's investments in its foreign subsidiaries are considered temporary and the differences will reverse in the foreseeable future. Prior to 2002, the Company considered all of its investments in its foreign subsidiaries to be permanent. During the first quarter of 2002, the Company determined that its investment in its United Kingdom subsidiary was no longer considered permanent, and during the second quarter of 2003, the Company determined that its investment in its Canadian subsidiary was no longer considered permanent. Upon these determinations, the Company recognized deferred income taxes related to the foreign currency translation adjustments of these subsidiaries.

     During the fourth quarter of 2005, the Company determined that the liquidation of business in the United Kingdom and Canada were substantially complete. The Company recognized a $2.0 million non-taxable foreign currency exchange gain following this determination.

LICENSE FEES

     The Company recognizes a monthly dealer-partner access fee for the Company's patented Internet-based proprietary Credit Approval Processing System ("CAPS") in the month the access is provided.

OTHER INCOME

     Other income consists of the following (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                      2005      2004      2003
                                                    -------   -------   -------
Premiums earned                                     $ 2,004   $ 2,457   $ 2,986
Dealer enrollment fees                                1,878     1,453       786
Remarketing charges                                   1,822     1,655     1,492
Marketing materials                                   1,103       642       181
Rental revenue                                          670       788       900
Net gains on lease terminations                         376     1,497     1,073
Lease revenue                                           219     1,507     6,432
Interest and fees on floorplan receivables, lines
   of credit, and notes receivable                      144       792     1,416
Other                                                 6,908     4,794     4,182
                                                    -------   -------   -------
                                                    $15,124   $15,585   $19,448
                                                    =======   =======   =======

     Premiums earned include credit life and disability premiums and premiums from the Company's TPA payment protection program. CAC Reinsurance, Ltd. ("Credit Acceptance Reinsurance"), a wholly owned subsidiary of the Company, is engaged primarily in the business of reinsuring credit life and disability insurance policies issued to borrowers under Consumer Loans assigned by participating dealer-partners. The Company advances to dealer-partners an amount based on the credit life and disability insurance premium. The policies insure the consumer for the outstanding balance payable in the event of death or disability of the consumer. Premiums are ceded to Credit Acceptance Reinsurance on both an earned and written basis and are earned over the life of the Consumer Loans using pro rata and sum-of-digits methods. Credit Acceptance Reinsurance bears the risk of loss related to claims under the coverage ceded to it. The Company recognizes income and related expense for the TPA payment protection program on an accelerated basis over the life of the service contract.

     Enrollment fees of $9,850 are generally paid by each dealer-partner signing a servicing agreement. In return for the enrollment fee, the Company provides the dealer-partner with sales promotion kits, signs, training and the first month's access to CAPS. Beginning in the fourth quarter of 2002, the enrollment fee in the United States was 100% refundable for 180 days. This program was discontinued in July 2005. The fees and the related direct incremental costs of enrolling these dealer-partners are deferred and amortized on a straight-line basis over the estimated life of the dealer-partner relationship. The Company estimates the amount of fees that will not be refunded and begins amortizing this portion of the deferred fees and costs immediately. After the 180-day refund period expires, the Company begins amortizing any remaining fees that have not been refunded along with the related costs. During the first quarter of 2005, the Company implemented a new policy. The new policy allows prospective dealer-partners to enroll in the Company's program without paying the $9,850 enrollment fee. Prospective dealer-partners choosing this option instead agree to allow the Company to keep 50% of the first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after 100 Consumer Loans have been originated and assigned to the Company.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONCLUDED)

     The Company leases part of its headquarters to outside parties under non-cancelable operating leases. This activity is not a significant part of its business activities.

     The Company recognizes gains on lease terminations when the proceeds from the sale of previously leased vehicles at auctions exceed the carrying values of the vehicles.

     Income from operating lease vehicles is recognized on a straight-line basis over the scheduled lease term. Revenue recognition is suspended at the point the consumer becomes 90 days past due on a recency basis.

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

     Other income consists primarily of repossession fees, NSF fees, and dealer-partner training fees.

EMPLOYEE BENEFIT PLAN

     The Company sponsors a 401(k) plan that covers substantially all of its employees. Employees may elect to contribute to the plan from 1% to 20% of their salary subject to statutory limitations. The Company makes matching contributions equal to 50% of the employee contributions, up to a maximum of $1,250 per employee. Prior to 2004, the Company made matching contributions equal to 25% of the employee contributions, up to a maximum of $625 per employee. The Company recognized compensation expense of $0.3 million in 2005 and 2004 and $0.1 million in 2003 for its matching contributions to the plan.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). This statement supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) is effective for the Company's fiscal year beginning January 1, 2006. As the Company began recognizing stock based compensation expense under the fair value recognition and measurement provisions of SFAS No. 123 during 2003, the adoption of SFAS No. 123R will not have a material impact on the Company.

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

     Restricted Securities Available for Sale. Restricted securities consist of the amounts held in accordance with secured financing arrangements and reinsurance agreements. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, and stated at fair value.

     Net Investment in Loans Receivable . Loans receivable, net less dealer holdbacks, net represent the Company's net investment in Dealer Loans and Consumer Loans. The fair value is determined by calculating the present value of future loan payment inflows and dealer holdback outflows estimated by the Company utilizing a discount rate comparable with the rate used to calculate the Company's allowance for credit losses.

     Debt. The fair value of debt is determined using quoted market prices, if available, or calculated using the estimated value of each debt instrument based on current rates offered to the Company for debt with similar maturities.

     Derivative Instruments. The fair value of interest rate caps and foreign currency forward contracts are based on quoted market values.

     A comparison of the carrying value and estimated fair value of these financial instruments is as follows (in thousands):

                                                              AS OF DECEMBER 31,
                                                ---------------------------------------------
                                                         2005                    2004
                                                ---------------------   ---------------------
                                                CARRYING    ESTIMATED   CARRYING    ESTIMATED
                                                 AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                --------   ----------   --------   ----------
ASSETS
Cash and cash equivalents and restricted cash   $ 20,563    $ 20,563    $ 24,541    $ 24,541
Restricted securities available for sale           3,345       3,345         928         928
Net investment in Loans receivable               563,528     573,591     510,336     519,532
Derivative instruments                                23          23          43          43

LIABILITIES
Line of credit                                    36,300      36,300       7,700       7,700
Secured financing                                101,500     101,500     176,000     175,543
Mortgage note                                      7,539       7,653       8,216       7,876
Derivative instruments                                --          --       1,156       1,156

(3)  LOANS RECEIVABLE

     Loans receivable consists of the following (in thousands):

                                                      AS OF DECEMBER 31,
                                                ------------------------------
                                                  2005       2004       2003
                                                --------   --------   --------
Dealer Loans receivable                         $675,692   $626,284   $537,671
Consumer Loans receivable                         16,489     43,008     88,446
Other Loans receivable                             3,777      4,350      6,668
Unearned finance charges                              --     (4,275)   (10,791)
Unearned insurance premiums,
   insurance reserves and fees                    (1,019)    (1,973)    (2,557)
                                                --------   --------   --------
Loans receivable                                $694,939   $667,394   $619,437
                                                ========   ========   ========

     A summary of changes in Loans receivable is as follows (in thousands):

                                                    FOR THE YEAR ENDED DECEMBER 31, 2005
                                          -------------------------------------------------------
                                          DEALER LOANS   CONSUMER LOANS   OTHER LOANS     TOTAL
                                          ------------   --------------   -----------   ---------
Balance, beginning of period               $ 626,284        $ 36,760         $4,350     $ 667,394
New loans                                    461,877          13,354             --       475,231
Dealer holdback payments                      52,512              --             --        52,512
Net cash collections on loans               (454,636)        (16,871)            --      (471,507)
Write-offs                                   (10,215)        (10,760)            --       (20,975)
Recoveries                                        --           2,367             --         2,367
Sale of United Kingdom loan portfolio             --          (8,579)            --        (8,579)
Net change in floorplan receivables,
   notes receivable and lines of credit           --              --           (573)         (573)
Other                                             --             954             --           954
Currency translation                            (130)         (1,755)            --        (1,885)
                                           ---------        --------         ------     ---------
Balance, end of period                     $ 675,692        $ 15,470         $3,777     $ 694,939
                                           =========        ========         ======     =========

                                                    FOR THE YEAR ENDED DECEMBER 31, 2004
                                          -------------------------------------------------------
                                          DEALER LOANS   CONSUMER LOANS   OTHER LOANS     TOTAL
                                          ------------   --------------   -----------   ---------
Balance, beginning of period               $ 537,671        $ 75,098        $ 6,668     $ 619,437
New loans                                    427,866           7,938             --       435,804
Dealer holdback payments                      33,326              --             --        33,326
Net cash collections on loans               (365,119)        (27,615)            --      (392,734)
Write-offs                                    (7,104)        (23,783)            --       (30,887)
Recoveries                                        --           2,157             --         2,157
Net change in floorplan receivables,
   notes receivable and lines of credit           --              --         (2,318)       (2,318)
Other                                             --             584             --           584
Currency translation                            (356)          2,381             --         2,025
                                           ---------        --------        -------     ---------
Balance, end of period                     $ 626,284        $ 36,760        $ 4,350     $ 667,394
                                           =========        ========        =======     =========

                                                    FOR THE YEAR ENDED DECEMBER 31, 2003
                                          -------------------------------------------------------
                                          DEALER LOANS   CONSUMER LOANS   OTHER LOANS     TOTAL
                                          ------------   --------------   -----------   ---------
Balance, beginning of period               $ 462,508       $ 122,567       $ 12,326     $ 597,401
New loans                                    334,720          27,519             --       362,239
Dealer holdback payments                      27,403              --             --        27,403
Net cash collections on loans               (285,522)        (46,221)            --      (331,743)
Write-offs                                    (2,468)        (39,106)            --       (41,574)
Recoveries                                        --           1,168             --         1,168
Net change in floorplan receivables,
   notes receivable and lines of credit           --              --         (5,658)       (5,658)
Other                                             --             837             --           837
Currency translation                           1,030           8,334             --         9,364
                                           ---------       ---------       --------     ---------
Balance, end of period                     $ 537,671       $  75,098       $  6,668     $ 619,437
                                           =========       =========       ========     =========

(3) LOANS RECEIVABLE - (CONCLUDED)

     A summary of changes in the Allowance for credit losses is as follows (in thousands):

                                                    FOR THE YEAR ENDED DECEMBER 31, 2005
                                           ------------------------------------------------------
                                           DEALER LOANS   CONSUMER LOANS   OTHER LOANS     TOTAL
                                           ------------   --------------   -----------   --------
Balance, beginning of period                 $134,599        $ 6,774          $ 10       $141,383
Provision for credit losses (1)                 6,290         (2,344)          (37)         3,909
Write-offs                                    (10,215)        (1,985)           --        (12,200)
Recoveries                                         --          2,312            --          2,312
Sale of United Kingdom loan portfolio              --         (3,439)           --         (3,439)
Other change in floorplan receivables,
   notes receivable, and lines of credit           --             --            27             27
Currency translation                               48           (629)           --           (581)
                                             --------        -------          ----       --------
Balance, end of period                       $130,722        $   689          $ --       $131,411
                                             ========        =======          ====       ========

                                                    FOR THE YEAR ENDED DECEMBER 31, 2004
                                           ------------------------------------------------------
                                           DEALER LOANS   CONSUMER LOANS   OTHER LOANS     TOTAL
                                           ------------   --------------   -----------   --------
Balance, beginning of period                 $136,514        $ 6,689         $   106     $143,309
Provision for credit losses (2)                 5,094           (978)          1,174        5,290
Write-offs                                     (7,104)        (1,305)             --       (8,409)
Recoveries                                         --          2,023              --        2,023
Other change in floorplan receivables,
   notes receivable, and lines of credit           --             --          (1,270)      (1,270)
Currency translation                               95            345              --          440
                                             --------        -------         -------     --------
Balance, end of period                       $134,599        $ 6,774         $    10     $141,383
                                             ========        =======         =======     ========

                                                    FOR THE YEAR ENDED DECEMBER 31, 2003
                                           ------------------------------------------------------
                                           DEALER LOANS   CONSUMER LOANS   OTHER LOANS     TOTAL
                                           ------------   --------------   -----------   --------
Balance, beginning of period                 $132,658        $ 6,550         $ 1,285     $140,493
Provision for credit losses (3)                 6,109            744           1,100        7,953
Write-offs                                     (2,468)        (2,179)             --       (4,647)
Recoveries                                         --          1,123              --        1,123
Other change in floorplan receivables,
   notes receivable, and lines of credit           --             --          (2,279)      (2,279)
Currency translation                              215            451              --          666
                                             --------        -------         -------     --------
Balance, end of period                       $136,514        $ 6,689         $   106     $143,309
                                             ========        =======         =======     ========

(1) Does not include a provision of $70 primarily related to earned but unpaid revenue related to license fees. Includes a negative provision for credit losses related to discontinued operations of $1,726.

(2) Does not include a provision of $467 for earned but unpaid revenue related to license fees. Includes a negative provision for credit losses related to discontinued operations of $769.

(3) Does not include a provision of $1,686 primarily related to the Company's lease portfolio. Includes a provision for credit losses related to discontinued operations of $804.

(4) LEASED PROPERTIES

     The Company leases office space and office equipment. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Total rental expense on all operating leases was $1.0 million, $0.5 million, and $0.4 million for 2005, 2004, and 2003, respectively. Contingent rentals under the operating leases were insignificant. Minimum future lease commitments under operating leases as of December 31, 2005 are as follows (in thousands):

                                 MINIMUM FUTURE
                               LEASE COMMITMENTS

                                  2006   $  684
                                  2007      628
                                  2008      424
                                  2009      315
                                         ------
                                         $2,051
                                         ======

(5) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                      AS OF DECEMBER 31,
                                                     -------------------
                                                       2005       2004
                                                     --------   --------
Land                                                 $  2,586   $  2,586
Building and improvements                               9,798      9,639
Data processing equipment and software                 30,148     30,921
Office furniture and equipment                          1,727      2,047
Leasehold improvements                                    381        369
                                                     --------   --------
                                                       44,640     45,562
Less:
Accumulated depreciation on property and equipment    (25,168)   (24,969)
Accumulated depreciation on leased assets              (1,480)      (887)
                                                     --------   --------
Total accumulated depreciation                        (26,648)   (25,856)
                                                     --------   --------
                                                     $ 17,992   $ 19,706
                                                     ========   ========

     Property and equipment included capital leased assets of $2.7 million and $2.5 million as of December 31, 2005 and 2004, respectively. Depreciation expense on property and equipment was $5.2 million, $4.9 million, and $4.5 million in 2005, 2004, and 2003, respectively.

(6)  DEBT

LINES OF CREDIT

     At December 31, 2005, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 20, 2008. At December 31, 2005, the agreement provided that, at the Company's option, interest is payable at either the Eurodollar rate plus 130 basis points (5.68% at December 31, 2005), or at the prime rate (7.25% at December 31, 2005). The Eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 65% (increased to 75% in February 2006) of the net book value of Dealer Loans plus 65% (increased to 75% in February 2006) of the net book value of Consumer Loans purchased by the Company (not to exceed a maximum of 25% of the aggregate borrowing base limitation), less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. As of December 31, 2005, there was $93.3 million available under the line of credit.

     The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its debt to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay annual and quarterly fees on the amount of the commitment. As of December 31, 2005 and December 31, 2004, there was $36.3 million and $7.7 million outstanding under this facility. The maximum amount outstanding was approximately $60.1 million and $118.1 million in 2005 and 2004, respectively. The weighted average balance outstanding was $38.4 million and $49.6 million in 2005 and 2004, respectively. The weighted average interest rate on line of credit borrowings outstanding on December 31, 2005 was 5.75%.

SECURED FINANCING

     In the third quarter of 2003, the Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. II ("Warehouse Funding" or "2003-2"), completed a revolving secured financing transaction with an institutional investor. In the third quarter of 2004, Warehouse Funding increased the facility limit and renewed the commitment. Under the renewed facility, Warehouse Funding may receive up to $200.0 million (increased to $325.0 million in February 2006) in financing when the Company conveys Dealer Loans to Warehouse Funding for cash and equity in Warehouse Funding. Warehouse Funding will in turn pledge the Dealer Loans as collateral to the institutional investor to secure loans that will fund the cash portion of the purchase price of the Dealer Loans. As required under the agreement, all amounts outstanding under the facility were refinanced and the facility paid to zero in August 2004. This revolving facility, which matures on February 14, 2007 , allows conveyances of Dealer Loans by the Company and related borrowing by Warehouse Funding in which Warehouse Funding will receive 75% of the net book value of the contributed Dealer Loans up to the $200.0 million (increased to $325.0 million in February
2006) facility limit. In addition to the maturity of the facility, there is a requirement that certain amounts outstanding under the facility be refinanced within 90 days of February 15, 2006 and within 360 days of the most recent refinancing occurring after February 15, 2006. If the refinancing does not occur or the requirement is not waived, or if the facility is not extended, the transaction will cease to revolve, will amortize as collections are received and, at the option of the institutional investors, may be subject to acceleration and foreclosure. Although Warehouse Funding will be liable for any secured financing under the facility, the financing will be non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes. As Warehouse Funding is organized as a separate special purpose legal entity from the Company, assets of Warehouse Funding (including the conveyed Dealer Loans) will not be available to satisfy the general obligations of the Company. All the assets of Warehouse Funding have been encumbered to secure Warehouse Funding's obligations to its creditors. Borrowings under the facility will bear interest at a floating rate equal to the commercial paper rate plus 65 basis points (4.97% at December 31, 2005), which has been limited to a maximum rate of 6.75% through interest rate cap agreements executed in the third quarter of 2005. The interest rate at December 31, 2005 was 4.97%. The Company will receive a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not have any rights in, any portion of such collections. As of December 31, 2005 and December 31, 2004, there was $101.5 million and $76.0 million outstanding under this facility.

     In the third quarter of 2004, the Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2004-1 ("Funding 2004-1"), completed a secured financing transaction, in which Funding 2004-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2004-1, Dealer Loans having a net book value of approximately $134.0 million to Funding 2004-1, which, in turn, conveyed the Dealer Loans to a trust, which issued $100.0 million in notes to qualified institutional investors. The Sale and Servicing Agreement dated August 25, 2004, as amended, used terminology corresponding to the Company's historical method of accounting. As a result, the net book value of Dealer Loans would require adjustment to reflect the equivalent terms under the Company's new method of accounting. Radian Asset Assurance issued the primary financial insurance policy in connection with the transaction, and XL Capital Assurance issued a backup financial insurance policy. The policies guaranteed the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes were rated "Aaa" by Moody's Investor Services and "AAA" by Standard & Poor's Rating Services. The proceeds of the initial conveyance to Funding 2004-1 were used by the Company to purchase Dealer Loans from Warehouse Funding. Until February 15, 2005, the Company conveyed additional Dealer Loans with a net book value of approximately $20.0 million to Funding 2004-1 which were then conveyed by Funding 2004-1 to the trust, and used by the trust as collateral in support of the outstanding debt. After February 15, 2005, the debt outstanding under this facility began to amortize. The secured financing created loans for which the trust was liable and which were secured by all the assets of the trust and of Funding 2004-1. Such loans were non-recourse to the Company, even though the trust, Funding 2004-1 and the Company were consolidated for financial reporting purposes. As Funding 2004-1 was organized as a separate legal entity from the Company, assets of Funding 2004-1 (including the conveyed Dealer Loans) were not available to satisfy the general obligations of the Company. All the assets of Funding 2004-1 were encumbered to secure Funding 2004-1's obligations to its creditors. The notes bore interest at a fixed rate of 2.53%. The annualized cost of the secured financing, including underwriter's fees, the insurance premiums and other costs was 6.6%. The Company received a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company did not receive, or have any rights in, any portion of such collections, except for a limited right in its capacity as Servicer to exercise a "clean-up call" option to purchase Dealer Loans from Funding 2004-1 under certain specified circumstances. As of December 31, 2004 there was $100.0 million outstanding under this secured financing transaction. In the fourth quarter of 2005, the Company exercised its "clean-up call" option to reacquire the remaining Dealer Loans from the trust and directed the trust to redeem the notes in full. The remaining assets of the trust, including remaining collections, were paid over to Funding 2004-1 as the sole beneficiary of the trust and then distributed to the Company as the sole member of Funding 2004-1. As a result, this secured financing transaction was terminated after a total term of 15 months.

     The Company and its subsidiaries have completed a total of eleven secured financing transactions, ten of which have been repaid in full. Information about the outstanding secured financing transactions is as follows (dollars in thousands):

 ISSUE                                SECURED FINANCING BALANCE   SECURED DEALER LOAN BALANCE
NUMBER      CLOSE DATE       LIMIT       AT DECEMBER 31, 2005          AT DECEMBER 31, 2005
------   ---------------   --------   -------------------------   ---------------------------
2003-2   September 2003*   $325,000            101,500                      177,104

* In February 2006, the 2003-2 Loan and Security Agreement was amended to increase the facility limit to $325 million and extend the commitment period to February 14, 2007.

MORTGAGE NOTE PAYABLE

     The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $7.5 million and $8.2 million outstanding on this loan as of December 31, 2005 and December 31, 2004, respectively. During the second quarter of 2004, the loan, which now matures on June 9, 2009, was refinanced and increased by $3.5 million under similar terms and conditions. The loan bears interest at a fixed rate of 5.35%, and requires monthly payments of $92,156 and a balloon payment at maturity for the balance of the loan.

(6)  DEBT - (CONCLUDED)

CAPITAL LEASE OBLIGATIONS

     As of December 31, 2005, the Company has various capital lease obligations outstanding for computer equipment, with monthly payments totaling $74,000. The total amount of capital lease obligations outstanding as of December 31, 2005 and 2004 was $1.6 million. These capital lease obligations bear interest at rates ranging from 7.87% to 9.31% and have maturity dates between March 2006 and July 2008.

LETTERS OF CREDIT

     Letters of credit are issued by a commercial bank and reduce amounts available under the Company's line of credit. As of December 31, 2005, the Company has four letters (decreased to two in February 2006) of credit relating to reinsurance agreements totaling $5.4 million (decreased to $2.6 million in February 2006). Such letters of credit expire on May 26, 2006, at which time they will be automatically extended for the period of one year unless the Company is notified otherwise by the commercial bank syndicate.

PRINCIPAL DEBT MATURITIES

     The scheduled principal maturities of the Company's debt at December 31, 2005 are as follows (in thousands):

                               2006      1,495
                               2007    102,884
                               2008     37,253
                               2009      5,273
                                      --------
                                      $146,905
                                      ========

     Included in scheduled principal maturities are anticipated maturities of secured financing debt. The maturities of this debt are dependent on the timing of cash collections on the Dealer Loans, the amounts due to dealer-partners for payments of dealer holdbacks and changes in interest rates on the secured financing. Such amounts included in the table above are $101.5 million for 2007.

DEBT COVENANTS

     The Company's debt facilities require compliance with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of the Company's assets to debt, its liabilities to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. The Company must also maintain a specified minimum level of net worth, which may indirectly limit the payment of dividends on common stock. Although the Company was not in compliance with its covenants due to its inability to timely file its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, the Company had received waivers of this requirement on its debt facilities and these waivers became permanent upon the filing of such reports in January 2006.

(7)  RELATED PARTY TRANSACTIONS

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

                         As of December 31, 2005         As of December 31, 2004
                      -----------------------------   -----------------------------
                        Affiliated                      Affiliated
                      dealer-partner       % of       dealer-partner       % of
                          balance      consolidated       balance      consolidated
                      --------------   ------------   --------------   ------------
Dealer loan balance       $12,900          1.9%           $16,700          2.7%

                                 For the Year ended               For the Year ended              For the Year ended
                                  December 31, 2005                December 31, 2004               December 31, 2003
                            -----------------------------   -----------------------------   -----------------------------
                              Affiliated                      Affiliated                      Affiliated
                            dealer-partner       % of       dealer-partner       % of       dealer-partner       % of
                               activity      consolidated      activity      consolidated      activity      consolidated
                            --------------   ------------   --------------   ------------   --------------   ------------
Advances                        $9,600           2.1%           $14,300          3.3%           $10,600          3.2%

Affiliated Dealer revenue       $3,500           2.1%           $ 4,200          2.9%           $ 3,600          3.2%

     Pursuant to an employment agreement with the Company's President dated April 19, 2001, the Company loaned the President's dealerships approximately $0.9 million. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22%, is unsecured, and is personally guaranteed by the Company's President. The balance of the note including accrued but unpaid interest was approximately $1.1 million as of December 31, 2005 and 2004. In addition, pursuant to the employment agreement, the Company loaned the President approximately $0.5 million. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22% beginning January 1, 2002, and is unsecured. The balance of the note including accrued interest was approximately $0.6 million as of December 31, 2005 and 2004.

     Total CAPS and dealer enrollment fees earned from affiliated dealer-partners were approximately $0.1 million for the years ended December 31, 2005, 2004, and 2003.

     The Company paid for air transportation services provided by a company owned by the Company's majority shareholder and Chairman totaling $0.1 million for the year ended December 31, 2005 and $0.2 million for the years ended December 31, 2004 and 2003.

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

(8)  INCOME TAXES

     The income tax provision, excluding the results of the discontinued United Kingdom segment, consists of the following (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                ----------------------------
                                                  2005       2004     2003
                                                --------   -------   -------
Income from continuing operations before
   provision for income taxes:
   Domestic                                     $107,420   $85,428   $57,477
   Foreign                                           936       898     1,117
                                                --------   -------   -------
                                                $108,356   $86,326   $58,594
                                                ========   =======   =======
Current provision for income taxes:
   Federal                                      $ 26,465   $12,013   $27,956
   State                                           1,979       787     1,511
   Foreign                                           120       734       486
                                                --------   -------   -------
                                                  28,564    13,534    29,953
                                                --------   -------   -------
Deferred provision (credit) for income taxes:
   Federal                                        10,182    15,993    (2,385)
   State                                           1,455       911      (218)
   Foreign                                           (42)     (365)       19
                                                --------   -------   -------
                                                  11,595    16,539    (2,584)
                                                --------   -------   -------
Provision for income taxes                      $ 40,159   $30,073   $27,369
                                                ========   =======   =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

                                       AS OF DECEMBER 31,
                                       ------------------
                                          2005      2004
                                        -------   -------
Deferred tax assets:
   Allowance for credit losses          $48,046   $51,818
   United Kingdom asset impairment           --     3,858
   Accrued liabilities                    1,298     1,366
   Deferred dealer enrollment fees          713       788
   Net operating losses                     189       433
   Stock-based compensation               2,275     1,575
   Unrealized loss on currency               --       420
   Other, net                               448       368
                                        -------   -------
      Total deferred tax assets          52,969    60,626
                                        -------   -------
Deferred tax liabilities:
   Valuation of receivables              92,486    85,577
   Unearned finance charges                  --     2,767
   Depreciable assets                     2,343     2,455
   Deferred origination costs               848       441
   Other, net                             1,050     1,203
                                        -------   -------
      Total deferred tax liabilities     96,727    92,443
                                        -------   -------
Net deferred tax liability              $43,758   $31,817
                                        =======   =======

(8)  INCOME TAXES - (CONCLUDED)

     A reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate, excluding the results of the discontinued United Kingdom segment, is as follows:

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------
                                                    2005   2004   2003
                                                    ----   ----   ----
U.S. federal statutory rate                         35.0%  35.0%  35.0%
   State income taxes                                2.1    1.3    1.4
   Foreign income taxes                             (0.2)    --    0.2
   Undistributed/distributed foreign earnings        0.9   (2.2)  11.1
   Other                                            (0.7)   0.7   (1.0)
                                                    ----   ----   ----
Provision for income taxes                          37.1%  34.8%  46.7%
                                                    ====   ====   ====

     The change in effective tax rates for 2005, 2004, and 2003 differed from the federal statutory tax rate of 35% primarily due to the provision for U.S. taxes related to remittance of foreign earnings.

     During 2002, the Company determined that the undistributed earnings of its United Kingdom and Ireland subsidiaries should no longer be considered to be permanently reinvested, and during 2003, the Company determined that the undistributed earnings of its Canadian subsidiary should no longer be considered to be permanently reinvested. As a result of these determinations, the Company recorded the amount of U.S. federal income taxes and withholding taxes related to the repatriation of these earnings. During 2005, 2004 and 2003, the Company remitted substantially all of its accumulated earnings as profits to the U.S. and accrued or paid U.S. income taxes accordingly.

(9)  CAPITAL TRANSACTIONS

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

                                                   YEARS ENDED DECEMBER 31,
                                             ------------------------------------
                                                2005         2004         2003
                                             ----------   ----------   ----------
Weighted average common shares outstanding   36,991,136   38,617,787   42,195,340
Dilutive effect of stock options              2,216,544    2,399,418    1,213,667
                                             ----------   ----------   ----------
Weighted average common shares and
   dilutive common shares                    39,207,680   41,017,205   43,409,007
                                             ==========   ==========   ==========

     The computation of diluted net income per share for 2003 excludes the effect of the potential exercise of stock options to purchase 423,000 shares, because the effects of including them would have been anti-dilutive. There were no anti-dilutive potential shares for 2005 or 2004.

STOCK REPURCHASE PROGRAM

     On August 5, 1999, the Company announced a stock repurchase program of up to 1.0 million shares of the Company's common stock. The program authorized the Company to purchase common shares in the open market or in privately negotiated transactions at price levels the Company deems attractive. Since August 1999, the Company's board of directors has authorized several increases to the stock repurchase program, the most recent occurring on March 10, 2004, which increased the total number of shares authorized to be repurchased to 7.0 million shares. As of December 31, 2005, the Company has repurchased approximately 6.4 million shares under this program at a cost of $51.9 million.

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

     On February 10, 2006, the Company announced that it had commenced a modified Dutch auction tender offer to purchase up to 5.0 million of its outstanding common stock at a price per share of $21.00 to $25.00. The tender offer will expire on March 13, 2006.

STOCK COMPENSATION PLANS

     Pursuant to the Company's Incentive Compensation Plan (the "Incentive Plan"), which was approved by shareholders on May 13, 2004, the Company has reserved 1.0 million shares of its common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014. All of the terms relating to vesting or other restrictions of restricted stock awards or restricted stock unit grants will be determined by the Company's compensation committee. Options granted under the Incentive Plan may be either incentive stock options or nonqualified stock options. The terms of options granted under the Incentive Plan will be set forth in agreements between the Company and the recipients and will be determined by the Company's compensation committee. The exercise price will not be less than the fair market value of the shares on the date of grant and, for incentive stock options, the exercise price must be at least 110% of fair market value if the recipient is the holder of more than 10% of the Company's common stock. All of the terms relating to the satisfaction of performance goals, the length of any performance period, the amount of any performance award granted, the amount of any payment or transfer to be made pursuant to any performance award, and any other terms and conditions of any performance award will be determined by the Company's compensation committee and included in an agreement between the recipient and the Company. As of December 31, 2005, the Company granted 99,023 shares of restricted stock to employees and officers under the Incentive Plan. The shares vest dependent upon attaining certain performance targets within seven years. In conjunction with this grant, during the first quarter of 2005 the Company recorded approximately $2.0 million of unearned stock-based compensation, representing the fair value of the restricted stock on the date of grant. Unearned stock-based compensation will be recognized as stock-based compensation expense over the expected vesting period of the restricted stock. The related stock-based compensation expense totaled $0.4 million for the year ended December 31, 2005. Shares available for future grants under the Incentive Plan totaled 900,977 at December 31, 2005.

     Pursuant to the Company's 1992 Stock Option Plan (the "1992 Plan"), the Company had reserved 8.0 million shares of its common stock for the future granting of options to officers and other employees. The exercise price of the options is no less than the fair market value on the date of the grant. Options under the 1992 Plan generally become exercisable over a three to five year period, or the Company's attainment of certain performance related criteria, or immediately upon a change of Company control. The Company issued 15,000 and 138,500 options in 2004 and 2003, respectively, that will vest only if certain performance targets are met. No options were issued during 2005. Nonvested options are forfeited upon termination of employment and otherwise expire ten years from the date of grant. Shares available for future grants totaled 1,647,225 as of December 31, 2003. The 1992 Plan was terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan.

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

     The Company accounts for the compensation costs related to its grants under the stock option plans in accordance with SFAS No. 123. The Company recognized stock-based compensation expense of $1.9 million, $2.7 million and $3.6 million for 2005, 2004 and 2003, respectively, for the 1992 Plan and Director Plan.

     The fair value of each option granted used in determining the above stock-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in the option-pricing model as well as the resulting weighted-average fair value of options granted are as follows:

                                     YEARS ENDED DECEMBER 31,
                                   ----------------------------
                                   2005      2004        2003
                                   ----   ---------   ---------
1992 Plan
   Risk-free interest rate          --      3.00%       3.50%
   Expected life                    --    5.0 years   4.0 years
   Expected volatility              --     53.35%      63.03%
   Dividend yield                   --        --          --
   Fair value of options granted    --    $ 8.07      $ 5.05

DIRECTOR PLAN
   Risk-free interest rate          --      2.71%         --
   Expected life                    --    5.0 years       --
   Expected volatility              --     52.49%         --
   Dividend yield                   --        --          --
   Fair value of options granted    --    $ 8.29          --

(9)  CAPITAL TRANSACTIONS - (CONCLUDED)

     Additional information relating to the stock option plans is as follows:

                                             1992 PLAN                     DIRECTOR PLAN                    DEALER PLAN
                                   -----------------------------   -----------------------------   -----------------------------
                                                WEIGHTED AVERAGE                WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                     NUMBER      EXERCISE PRICE      NUMBER      EXERCISE PRICE      NUMBER      EXERCISE PRICE
                                   OF OPTIONS       PER SHARE      OF OPTIONS       PER SHARE      OF OPTIONS       PER SHARE
                                   ----------   ----------------   ----------   ----------------   ----------   ----------------
Outstanding at January 1, 2003     4,374,254         $ 7.35          100,000         $ 7.00          69,100           $7.51
   Options granted                   138,500          10.10               --             --              --              --
   Options exercised                (262,744)          7.69               --             --          (2,900)           7.13
   Options forfeited                (178,110)          9.71               --             --         (66,200)           7.53
                                   ---------                         -------                        -------
Outstanding at December 31, 2003   4,071,900           7.32          100,000           7.00              --              --
   Options granted                    15,000          16.45          100,000          17.25              --              --
   Options exercised                (521,034)          9.64               --             --              --              --
   Options forfeited                 (59,347)          8.88               --             --              --              --
                                   ---------                         -------                        -------
Outstanding at December 31, 2004   3,506,519           6.98          200,000          12.13              --              --
                                   ---------                         -------                        -------
   Options granted                        --             --               --             --              --              --
   Options exercised                 (31,165)          6.77               --             --              --              --
   Options forfeited                 (17,660)          9.17               --             --              --              --
                                   ---------                         -------                        -------
Outstanding at December 31, 2005   3,457,694         $ 6.97          200,000         $12.13              --           $  --
                                   =========                         =======                        =======
Exercisable at December 31:
2003                               1,660,184         $ 7.60               --         $   --              --           $  --
2004                               2,131,528           6.79           50,000           7.00              --              --
2005                               3,383,573           6.95          140,000           9.93              --              --


The following tables summarize information about options outstanding at December 31, 2005:

                                      OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                    ------------------------------------------------------   -----------------------------------
                                     WEIGHTED-AVERAGE    WEIGHTED-AVERAGE                      WEIGHTED-AVERAGE
     RANGE OF       OUTSTANDING AS       REMAINING      EXERCISE PRICE PER   EXERCISABLE AS   EXERCISE PRICE PER
EXERCISABLE PRICE    OF 12/31/2005   CONTRACTUAL LIFE         SHARE           OF 12/31/2005         SHARE
-----------------   --------------   ----------------   ------------------   --------------   ------------------
1992 PLAN
$ 3.63 - $ 5.99          366,309         3.9 Years           $ 4.03               366,309           $ 4.03
  6.00 -   8.99        2,281,536         3.7                   6.45             2,229,043             6.42
  9.00 -  11.99          771,049         6.2                   9.58               749,421             9.57
 12.00 -  14.99           23,800         5.9                  12.53                23,800            12.53
 15.00 -  17.05           15,000         8.1                  16.45                15,000            16.45
                       ---------                                                ---------
Totals                 3,457,694         4.3                 $ 6.97             3,383,573           $ 6.95
                       =========                                                =========

DIRECTOR PLAN
$ 7.00                   100,000         5.5 Years           $ 7.00               100,000           $ 7.00
 17.25                   100,000         8.2                  17.25                40,000            17.25
                       ---------                                                ---------
Totals                   200,000         6.8                 $12.13               140,000           $ 9.93
                       =========                                                =========

(10) DISCONTINUED OPERATIONS

     On December 30, 2005, the Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary. The selling price was $4.3 million resulting in a pre-tax gain of approximately $3.0 million. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial results of these subsidiary companies were reported separately as discontinued operations in the Company's Consolidated Statements of Income for all periods presented, since the operations and cash flows of these companies were eliminated from the ongoing operations of the Company. The Company expects to complete the liquidation of its remaining assets and liabilities by the end of 2007.

     As a result of the decision to stop originating Consumer Loans in the United Kingdom, the Company had recorded an asset impairment expense of $10.5 million in the second quarter of 2003. These impairment charges were included in "Income from discontinued operations" in the Company's Consolidated Statements of Income.

(11) BUSINESS SEGMENT INFORMATION

     The Company classifies its operations into three reportable business segments: United States, United Kingdom, and Other.

REPORTABLE SEGMENT OVERVIEW

     In the second quarter of 2003, the Company re-evaluated its business segments as a result of the decision to stop originating Consumer Loans in the United Kingdom and Dealer Loans in Canada. Business decisions, including resources to be allocated, are based on the financial performance of the operations that will continue to accept new business, separate from those that do not. The chief operating decision maker reviews financial information combined into six components: United States, United Kingdom, Automobile Leasing, Canada, Floorplan and Lines of Credit. Each component is an operating segment; however, Automobile Leasing, Canada, Floorplan and Lines of Credit are combined in an "all other" category as none meet the quantitative thresholds of a reportable segment. As a result, the Company has three reportable business segments: United States, United Kingdom, and Other. Prior year's disclosures have been reclassified to conform to the current year presentation. The United States segment primarily consists of the Company's United States automobile financing business. The United Kingdom segment primarily consists of the Company's United Kingdom Consumer Loan operation. The Other segment consists of the Company's automobile leasing business, Canadian automobile financing business and secured lines of credit and floorplan financing products. The Company is currently liquidating its operations in all segments other than the United States.

MEASUREMENT

     The table below presents information for each reportable segment (in thousands):

                                                  UNITED     UNITED               TOTAL
                                                  STATES    KINGDOM    OTHER     COMPANY
                                                 --------   -------   -------   --------
YEAR ENDED DECEMBER 31, 2005
   Finance charges                               $176,173   $    --   $   196   $176,369
   License fees                                     9,775        --        --      9,775
   Other income                                    13,964        --     1,160     15,124
   Provision for credit losses                      5,709        --        (4)     5,705
   Interest expense                                13,304        --       582     13,886
   Depreciation expense                             4,832        --       179      5,011
   Provision (credit) for income taxes             40,276        --      (117)    40,159
   Income from continuing operations               67,699        --       498     68,197
   Gain on discontinued operations, net of tax         --     4,404        --      4,404
   Segment assets                                 614,149     2,715     2,530    619,394

YEAR ENDED DECEMBER 31, 2004
   Finance charges                               $149,998   $    --   $   653   $150,651
   License fees                                     5,835        --        --      5,835
   Other income                                    11,721        --     3,864     15,585
   Provision for credit losses                      5,332        --     1,194      6,526
   Interest expense                                11,009        --       651     11,660
   Depreciation expense                             4,515        --       996      5,511
   Provision (credit) for income taxes             29,767        --       306     30,073
   Income from continuing operations               55,853        --       400     56,253
   Gain on discontinued operations, net of tax         --     1,072        --      1,072
   Segment assets                                 563,497    22,960     4,856    591,313

YEAR ENDED DECEMBER 31, 2003
   Finance charges                               $116,156   $    --   $ 1,602   $117,758
   License fees                                     3,836        --        --      3,836
   Other income                                    10,086        --     9,362     19,448
   Provision for credit losses                      6,003        --     2,832      8,835
   Interest expense                                 6,329        --     1,728      8,057
   Depreciation expense                             4,060        --     4,129      8,189
   Provision (credit) for income taxes             27,237        --       132     27,369
   Income from continuing operations               31,275        --       (50)    31,225
   Loss on discontinued operations, net of tax         --    (6,556)       --     (6,556)
   Segment assets                                 464,021    67,302    13,525    544,848

(11) BUSINESS SEGMENT INFORMATION - (CONCLUDED)

     The Company operates primarily in the United States and the United Kingdom (excluding Ireland). The table below presents the key financial information by geographic location (in thousands):

                                             UNITED    UNITED      ALL      TOTAL
                                             STATES    KINGDOM    OTHER    COMPANY
                                            --------   -------   ------   --------
YEAR ENDED DECEMBER 31, 2005
   Finance charges                          $176,172   $    --   $  197   $176,369
   License fees                                9,775        --       --      9,775
   Other income                               14,694        --      430     15,124
   Income from continuing operations          67,339        --      858     68,197
   Gain on discontinued operations                --     4,044      360      4,404
   Property and equipment, net                17,992        --       --     17,992

YEAR ENDED DECEMBER 31, 2004
   Finance charges                          $150,002   $    --   $  649   $150,651
   License fees                                5,835        --       --      5,835
   Other income                               15,274        --      311     15,585
   Income from continuing operations          55,724        --      529     56,253
   Gain on discontinued operations                --       770      302      1,072
   Property and equipment, net                19,474       232       --     19,706

YEAR ENDED DECEMBER 31, 2003
   Finance charges                          $116,165   $    --   $1,593   $117,758
   License fees                                3,836        --       --      3,836
   Other income                               19,085        --      363     19,448
   Income from continuing operations          30,611        --      614     31,225
   (Loss) gain on discontinued operations         --    (6,631)      75     (6,556)
   Property and equipment, net                18,045       496       --     18,541

INFORMATION ABOUT PRODUCTS AND SERVICES

     The Company manages its product and service offerings primarily through those reportable segments. Therefore, in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", no enterprise-wide disclosures of information about products and services are necessary.

MAJOR CUSTOMERS

     The Company did not have any dealer-partners that provided 10% or more of the Company's revenue during 2005, 2004, or 2003. Additionally, no single dealer-partner's Dealer Loan accounted for more than 10% of total Dealer Loans as of December 31, 2005 or as of December 31, 2004.

(12) LITIGATION AND CONTINGENT LIABILITIES

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

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly financial position and results of operations as of and for the years ended December 31, 2005 and 2004, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation.

                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                2005
                                       -----------------------------------------------------
                                          1ST Q         2ND Q         3RD Q         4TH Q
                                       -----------   -----------   -----------   -----------
BALANCE SHEETS
Loans receivable, net                  $   554,557   $   560,004   $   566,394   $   563,528
All other assets                            63,199        73,380        72,960        55,866
                                       -----------   -----------   -----------   -----------
      Total assets                     $   617,756   $   633,384   $   639,354   $   619,394
                                       ===========   ===========   ===========   ===========
Total debt                             $   200,113   $   205,284   $   194,069   $   146,905
Dealer reserve payable, net                 12,003         8,243         6,007            --
Other liabilities                           88,941        85,389        90,128        99,463
                                       -----------   -----------   -----------   -----------
      Total liabilities                    301,057       298,916       290,204       246,368
Shareholders' equity                       316,699       334,468       349,150       373,026
                                       -----------   -----------   -----------   -----------
      Total liabilities and
         shareholders' equity          $   617,756   $   633,384   $   639,354   $   619,394
                                       ===========   ===========   ===========   ===========
INCOME STATEMENTS
Revenue                                $    47,736   $    50,336   $    51,623   $    51,573
Costs and expenses                          23,611        24,298        28,435        18,380
                                       -----------   -----------   -----------   -----------
Operating income                            24,125        26,038        23,188        33,193
   Foreign exchange gain (loss)                645           382            (8)          793
                                       -----------   -----------   -----------   -----------
Income from continuing operations
   before income taxes                      24,770        26,420        23,180        33,986
   Provision for income taxes                9,240         9,817         9,231        11,871
                                       -----------   -----------   -----------   -----------
Income from continuing operations           15,530        16,603        13,949        22,115
Gain on discontinued operations, net
   of tax (1)                                  184           450           645         3,125
                                       -----------   -----------   -----------   -----------
Net income                             $    15,714   $    17,053   $    14,594   $    25,240
                                       ===========   ===========   ===========   ===========
Net  income per common share:
   Basic                               $      0.43   $      0.46   $      0.39   $      0.68
                                       ===========   ===========   ===========   ===========
   Diluted                             $      0.40   $      0.44   $      0.38   $      0.65
                                       ===========   ===========   ===========   ===========
Income from continuing operations
   per common share:
   Basic                               $      0.42   $      0.45   $      0.38   $      0.60
                                       ===========   ===========   ===========   ===========
   Diluted                             $      0.39   $      0.43   $      0.36   $      0.57
                                       ===========   ===========   ===========   ===========
Weighted average shares outstanding:
Basic                                   36,900,449    37,016,038    37,020,020    37,025,517
Diluted                                 39,457,287    39,064,886    38,912,822    39,088,720

(1) Includes gain on sale of United Kingdom loan portfolio of $3.0 million recognized during the fourth quarter of 2005

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

(13) QUARTERLY FINANCIAL DATA (UNAUDITED) - (CONCLUDED)

                                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                 2004
                                                        -----------------------------------------------------
                                                           1ST Q         2ND Q         3RD Q         4TH Q
                                                        -----------   -----------   -----------   -----------
BALANCE SHEETS
Loans receivable, net                                   $   509,696   $   515,000   $   527,235   $   526,011
All other assets                                             51,199        62,862        54,299        65,302
                                                        -----------   -----------   -----------   -----------
   Total assets                                         $   560,895   $   577,862   $   581,534   $   591,313
                                                        ===========   ===========   ===========   ===========
Total debt                                              $   156,458   $   171,282   $   208,848   $   193,547
Dealer reserve payable, net                                  29,606        24,232        19,919        15,675
Other liabilities                                            69,265        59,498        64,669        81,201
                                                        -----------   -----------   -----------   -----------
   Total liabilities                                        255,329       255,012       293,436       290,423
Shareholders' equity                                        305,566       322,850       288,098       300,890
                                                        -----------   -----------   -----------   -----------
   Total liabilities and shareholders' equity           $   560,895   $   577,862   $   581,534   $   591,313
                                                        ===========   ===========   ===========   ===========
INCOME STATEMENTS
Revenue                                                 $    39,232   $    42,507   $    44,268   $    46,064
Costs and expenses                                           21,020        21,023        21,998        23,354
                                                        -----------   -----------   -----------   -----------
Operating income                                             18,212        21,484        22,270        22,710
   Foreign exchange gain (loss)                                 151           906           674           (81)
                                                        -----------   -----------   -----------   -----------
Income from continuing operations before income taxes        18,363        22,390        22,944        22,629
   Provision for income taxes                                 6,643         5,401         8,827         9,202
                                                        -----------   -----------   -----------   -----------
Income from continuing operations                            11,720        16,989        14,117        13,427
Gain on discontinued operations, net of tax                     232           184           151           505
                                                        -----------   -----------   -----------   -----------
Net income                                              $    11,952   $    17,173   $    14,268   $    13,932
                                                        ===========   ===========   ===========   ===========
Net income per common share:
   Basic                                                $      0.30   $      0.44   $      0.37   $      0.38
                                                        ===========   ===========   ===========   ===========
   Diluted                                              $      0.28   $      0.41   $      0.35   $      0.35
                                                        ===========   ===========   ===========   ===========
Income from continuing operations per common share:
   Basic                                                $      0.29   $      0.43   $      0.36   $      0.36
                                                        ===========   ===========   ===========   ===========
   Diluted                                              $      0.28   $      0.41   $      0.34   $      0.34
                                                        ===========   ===========   ===========   ===========
Weighted average shares outstanding:
   Basic                                                 39,791,700    39,240,321    38,679,011    36,819,410
   Diluted                                               42,159,338    41,413,308    40,943,604    39,473,105

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

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

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

     The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005 and concluded that they were effective. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     Attestation Report of the Registered Public Accounting Firm.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, the Company's independent registered public accounting firm, as stated in their report on page 68.

     Changes in Internal Controls. The Company implemented changes in internal controls over financial reporting during the quarter ended March 31, 2005 to remediate the material weakness related to accounting for income taxes that existed at December 31, 2004 by strengthening the resources used in preparation of accounting for income taxes and implementing additional monitoring and oversight controls including engaging external tax advisors to assist in the review of our income tax calculations to ensure compliance with generally accepted accounting principles.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Credit Acceptance Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Credit Acceptance Corporation and its subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management's assessment that Credit Acceptance Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Credit Acceptance Corporation as of December 31, 2005 and 2004, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements.


/S/ GRANT THORNTON LLP
Southfield, MI
March 10, 2006

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information is contained under the captions "Matters to Come Before the Meeting - Election of Directors" (excluding the Report of the Audit Committee) and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and is incorporated herein by reference.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) (1) The following consolidated financial statements of the Company and Report of Independent Public Accountants are contained in "Item 8 -- Financial Statements and Supplementary Data."

               Report of Independent Public Accountants

               Consolidated Financial Statements:

               --   Consolidated Balance Sheets as of December 31, 2005 and 2004

               -- Consolidated Income Statements for the years ended December 31, 2005, 2004 and 2003

               -- Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003

               -- Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, 2003

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

                                        CREDIT ACCEPTANCE CORPORATION


                                        By: /s/ BRETT A. ROBERTS
                                            ------------------------------------
                                            Brett A. Roberts
                                            Chief Executive Officer
                                        Date: March 10, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 10, 2006 on behalf of the registrant and in the capacities indicated.

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

 EXHIBIT
   NO.                                     DESCRIPTION
---------                                  -----------
3(a)(1)      1   Articles of Incorporation, as amended July 1, 1997

3(b)        20   Amended and Restated Bylaws of the Company, as amended,
                 February 24, 2005

4(c)(13)    12   Third Amended and Restated Credit Agreement, dated as of June
                 9, 2004, among the Company, certain of the Company's
                 subsidiaries, Comerica Bank, as Administrative Agent and
                 Collateral Agent, and the banks signatory thereto.

4(c)(14)    15   First Amendment, dated as of December 10, 2004, to Third
                 Amended and Restated Credit Agreement, dated as of June 9,
                 2004, among the Company, Comerica Bank, as Administrative Agent and Collateral Agent, and the banks signatory thereto.

4(c)(15)    22   Extension, Waiver and Amendment, dated April 30, 2005, under
                 Third Amended and Restated Credit Agreement, dated as of June
                 9, 2004, as amended by First Amendment dated as of December 10,
                 2004, by and among the Company, certain of the Company's
                 subsidiaries, Comerica Bank, as Administrative Agent and
                 Collateral Agent, and the banks signatory thereto.

4(c)(16)    22   Extension, Waiver and Amendment, dated May 31, 2005, under
                 Third Amended and Restated Credit Agreement, dated as of June
                 9, 2004, as amended by First Amendment dated as of December 10,
                 2004, by and among the Company, certain of the Company's
                 subsidiaries, Comerica Bank, as Administrative Agent and
                 Collateral Agent, and the banks signatory thereto.

4(c)(17)    23   Extension, Waiver and Amendment, dated July 29, 2005, under
                 Third Amended and Restated Credit Agreement, dated as of June
                 9, 2004, as amended by First Amendment dated as of December 10,
                 2004, by and among the Company, certain of the Company's
                 subsidiaries, Comerica Bank, as Administrative Agent and
                 Collateral Agent, and the banks signatory thereto.

4(c)(18)    24   The Fourth Amended and Restated Credit Agreement, dated
                 February 7, 2006, between the Company, the Lenders which are parties thereto from time to time, Comerica Bank as
                 Administrative Agent for the Banks, and Banc of America
                 Securities LLC as Sole Lead Arranger and Sole Book Manager.

4(f)(40)    8    Second Amendment dated as of June 10, 2002 to the Intercreditor
                 Agreement dated as of December 15, 1998 among Comerica Bank, as
                 Collateral Agent, and various lenders and note holders

4(f)(41)    8    Second Amendment dated June 10, 2002 to Second Amended and
                 Restated Security Agreement, dated June 11, 2001 between
                 Comerica Bank, as Collateral Agent and the Company

4(f)(42)    9    Third Amendment dated August 30, 2002 to Second Amended and
                 Restated Security Agreement dated June 11, 2001 between
                 Comerica Bank, as Collateral Agent and the Company

4(f)(47)    10   Contribution Agreement dated June 27, 2003 between the Company and Credit Acceptance Funding LLC 2003-1

4(f)(48)    10   Back-Up Servicing Agreement dated June 27, 2003 among the
                 Company, Credit Acceptance Funding 2003-1, Credit Acceptance
                 Auto Dealer Loan Trust 2003-1, Systems & Services Technologies,
                 Inc., and Radian Asset Assurance Inc.

4(f)(49)    10   Intercreditor Agreement, dated June 27, 2003, among the
                 Company, CAC Warehouse Funding Corp., Credit Acceptance Funding
                 LLC 2003-1, Credit Acceptance Auto Dealer Loan Trust 2003-1,
                 Wachovia Securities, Inc., as agent, JPMorgan Chase Bank, as trustee, and Comerica Bank, as agent.

4(f)(50)    10   Sale and Servicing Agreement dated June 27, 2003 among the
                 Company, Credit Acceptance Auto Dealer Loan Trust 2003-1,
                 Credit Acceptance Funding LLC 2003-1, JPMorgan Chase Bank, and
                 Systems & Services Technologies, Inc.

4(f)(51)    10   Indenture, dated June 27, 2003, between Credit Acceptance Auto
                 Dealer Loan Trust 2003-1 and JPMorgan Chase Bank

4(f)(52)    10   Amended and Restated Trust Agreement dated June 27, 2003
                 between Credit Acceptance Funding LLC 2003-1 and Wachovia Bank
                 of Delaware, National Association

4(f)(53)    11   Contribution Agreement dated September 30, 2003 between the
                 Company and CAC Warehouse Funding Corporation II.

4(f)(54)    11   Loan and Security Agreement dated September 30, 2003 among the
                 Company, CAC Warehouse Funding Corporation II, Wachovia Bank,
                 National Association, Variable Funding Capital Corporation,
                 Wachovia Capital Markets, LLC, and Systems & Services
                 Technologies, Inc.

4(f)(55)    11   Back-Up Servicing Agreement dated September 30, 2003 among the
                 Company, Systems & Services Technologies, Inc., Wachovia
                 Capital Markets, LLC, and CAC Warehouse Funding Corporation II.

4(f)(56)    11   Intercreditor Agreement, dated September 30, 2003, among the
                 Company, CAC Warehouse Funding Corporation II, Credit
                 Acceptance Funding LLC 2003-1, Credit Acceptance Auto Dealer
                 Loan Trust 2003-1, Wachovia Capital Markets, LLC, JPMorgan
                 Chase Bank, and Comerica Bank.

4(f)(57)    13   Indenture dated August 25, 2004 between Credit Acceptance Auto
                 Dealer Loan Trust 2004-1 and JPMorgan Chase Bank.

4(f)(58)    13   Sale and Servicing Agreement dated August 25, 2004 among the
                 Company, Credit Acceptance Auto Dealer Loan Trust 2004-1,
                 Credit Acceptance Funding LLC 2004-1, JPMorgan Chase Bank and
                 Systems & Services Technologies, Inc.

4(f)(59)    13   Backup Servicing Agreement dated August 25, 2004 among the
                 Company, Credit Acceptance Funding 2004-1, Credit Acceptance
                 Auto Dealer Loan Trust 2004-1, Systems & Services Technologies,
                 Inc., Radian Asset Assurance Inc., XL Capital Assurance Inc.,
                 and JPMorgan Chase Bank.

4(f)(60)    13   Amended and Restated Trust Agreement dated August 25, 2004 between Credit Acceptance Funding LLC 2004-1 and Wachovia Bank
                 of Delaware, National Association

4(f)(61)    13   Contribution Agreement dated August 25, 2004 between the
                 Company and Credit Acceptance Funding LLC 2004-1.

4(f)(62)    13   Intercreditor Agreement dated August 25, 2004 among the
                 Company, CAC Warehouse Funding Corporation II, Credit
                 Acceptance Funding LLC 2003-1, Credit Acceptance Auto Dealer
                 Loan Trust 2003-1, Credit Acceptance Funding LLC 2004-1, Credit
                 Acceptance Auto Dealer Loan Trust 2004-1, Wachovia Capital
                 Markets, LLC, as agent, JPMorgan Chase Bank, as agent, and
                 Comerica Bank, as agent.

4(f)(63)    14   Amendment No. 1, dated August 10, 2004, to Loan and Security
                 Agreement dated September 30, 2003 among the Company, CAC
                 Warehouse Funding Corporation II, Wachovia Bank, National
                 Association, Variable Funding Capital Corporation, Wachovia
                 Capital Markets, LLC, and Systems & Servicing Technologies,
                 Inc.

4(f)(64)    16   Amendment No. 1, dated January 19, 2005, to Sale and Servicing
                 Agreement dated as of August 25, 2004 among the Company, Credit
                 Acceptance Auto Dealer Loan Trust 2004-1, Credit Acceptance
                 Funding LLC 2004-1, JPMorgan Chase Bank and Systems & Services
                 Technologies, Inc.

4(f)(65)    17   Amendment No. 2, dated January 21, 2005, to the Loan and
                 Security Agreement, dated September 30, 2003, among the
                 Company, CAC Warehouse Funding Corporation II, Wachovia Bank,
                 National Association, Variable Funding Capital Corporation, and
                 Wachovia Capital Markets, LLC.

4(f)(66)    23   Amendment No. 3, dated July 31, 2005 to Loan and Security
                 Agreement dated September 30, 2003 among the Company, CAC
                 Warehouse Funding Corporation II, Wachovia Bank, National
                 Association, Variable Funding Capital Corporation and Wachovia
                 Capital Markets, LLC.

4(f)(67)    26   Amendment No. 4, dated November 14, 2005, to Loan and Security
                 Agreement dated September 30, 2003 among the Company, CAC
                 Warehouse Funding Corporation II, Wachovia Bank, National
                 Association, Variable Funding Capital Corporation and Wachovia
                 Capital Markets, LLC

4(f)(68)    24   Amendment No. 5, dated February 10, 2006, to Loan and Security
                 Agreement dated as of September 30, 2003 among the Company, CAC
                 Warehouse Funding Corporation II, Wachovia Bank, National
                 Association, Variable Funding Capital Corporation, Wachovia
                 Capital Markets, LLC, and Systems & Services Technologies,
                 Inc., as amended, and agreements related thereto.

4(f)(69)    24   Third Amended and Restated Security Agreement, dated February
                 7, 2006, between the Company, certain subsidiaries of the
                 Company and Comerica Bank, as agent for the Banks.

4(f)(70)    25   First Amended and Restated Loan and Security Agreement, dated
                 February 15, 2006, between the Company, CAC Warehouse Funding
                 Corporation II, Wachovia Bank, National Association, JPMorgan
                 Chase Bank, N.A., Variable Funding Capital Corporation,
                 Wachovia Capital Markets, LLC, and Systems & Services
                 Technologies, Inc.

4(g)(2)      2   Intercreditor Agreement dated as of December 15, 1998 among
                 Comerica Bank, as Collateral Agent, and various lenders and note holders

4(g)(4)      5   Second Amended and Restated Security Agreement, dated June 11,
                 2001 between Comerica Bank, as Collateral Agent and the Company

4(g)(5)      4   First Amendment dated as of March 30, 2001 to the Intercreditor
                 Agreement dated as of December 14, 1998 among Comerica Bank, as
                 Collateral Agent, and various lenders and note holders

4(g)(6)      6   First Amendment, dated September 7, 2001 to Second Amended and
                 Restated Security Agreement, dated June 11, 2001 between
                 Comerica Bank, as Collateral Agent and the Company

4(g)(7)     12   Release and Fourth Amendment to Second Amended and Restated
                 Security Agreement, dated June 9, 2004, between Comerica Bank, as Collateral Agent and the Company.

4(g)(8)     12   Fifth Amendment to Second Amended and Restated Security
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

10(d)(9)    10   Form of Servicing Agreement as of April 2003

10(f)(4)*    3   Credit Acceptance Corporation 1992 Stock Option Plan, as
                 amended and restated May 1999

10(g)(2)*    4   Employment agreement for Keith P. McCluskey, Chief Marketing
                 Officer, dated April 19, 2001

10(p)        7   Credit Acceptance Corporation Director Stock Option Plan

10(q)*      12   Credit Acceptance Corporation Incentive Compensation Plan,
                 effective April 1, 2004

10(q)(2)*   18   Form of Restricted Stock Grant Agreement

10(q)(3)*   19   Incentive Compensation Bonus Formula for 2005

16          21   Letter from Deloitte & Touche LLP dated July 12, 2005

21(1)(a)    26   Schedule of Credit Acceptance Corporation Subsidiaries

23(a)       26   Consent of Grant Thornton LLP

31(a)       26   Certification of Chief Executive Officer pursuant to Rule
                 13a-14(a) of the Securities Exchange Act.

31(b)       26   Certification of Chief Financial Officer pursuant to Rule
                 13a-14(a) of the Securities Exchange Act.

32(a)       26   Certification of Chief Executive Officer, Pursuant to 18 U.S.C.
                 Section 1350, as adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

32(b)       26   Certification of Chief Financial Officer, Pursuant to 18 U.S.C.
                 Section 1350, as adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

*    Management compensatory contracts and arrangements.

(1) Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1998, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.

(5) Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001, and incorporated herein by reference.

(6) Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2001, and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 2001, and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

(10) Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

(11) Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 25, 2004, and incorporated herein by reference.

(14) Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(15) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 13, 2004, and incorporated herein by reference.

(16) Previously filed as an exhibit to the Company Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference.

(17) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 9, 2005, and incorporated herein by reference.

(18) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 24, 2005, and incorporated herein by reference.

(19) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 29, 2005, and incorporated herein by reference.

(20) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(21) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 24, 2005, as amended, and incorporated herein by reference.

(22) Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

(23) Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2005, and incorporated herein by reference.

(24) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 10, 2006, and incorporated herein by reference.

(25) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 15, 2006, and incorporated herein by reference.

(26) Filed herewith.