Form 10-Q
period 2006-03-31
CREDIT ACCEPTANCE CORPORATION
filed 2006-05-03
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------   -----------


                        Commission File Number 000-20202


                          CREDIT ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


MICHIGAN                                                              38-1999511
(State or other jurisdiction of                    (IRS Employer Identification)
incorporation or organization)

25505 WEST TWELVE MILE ROAD, SUITE 3000
SOUTHFIELD, MICHIGAN                                                  48034-8339
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

The number of shares of Common Stock, par value $0.01, outstanding on April 30, 2006 was 33,025,164.

                                TABLE OF CONTENTS



                                          PART I. - FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Income Statements --
                Three months ended March 31, 2006 and March 31, 2005                                            1

             Consolidated Balance Sheets --
                As of March 31, 2006 and December 31, 2005                                                      2

             Consolidated Statements of Cash Flows --
                Three months ended March 31, 2006 and March 31, 2005                                            3

             Notes to Consolidated Financial Statements                                                         4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                                                         10

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS                                          19

ITEM 4.   CONTROLS AND PROCEDURES                                                                              19

                                           PART II. - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                          20

ITEM 6.   EXHIBITS                                                                                             20

SIGNATURE                                                                                                      21

INDEX OF EXHIBITS                                                                                              22

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


(Dollars in thousands, except per share data)                                   THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          --------------------------------
                                                                               2006             2005
                                                                          --------------    --------------

REVENUE:
  Finance charges                                                         $       46,007    $       42,038
  License fees                                                                     2,897             1,960
  Other income                                                                     4,122             3,738
                                                                          --------------    --------------
    Total revenue                                                                 53,026            47,736
                                                                          --------------    --------------
COSTS AND EXPENSES:

  Salaries and wages                                                              10,752             9,067
  General and administrative                                                       6,765             5,530
  Sales and marketing                                                              4,359             3,527
  Provision for credit losses                                                        524               854
  Interest                                                                         3,574             3,743
  Stock-based compensation expense                                                  (158)              755
  Other expense                                                                       82               135
                                                                          --------------    --------------
    Total costs and expenses                                                      25,898            23,611
                                                                          --------------    --------------
Operating income                                                                  27,128            24,125
  Foreign currency gain                                                                5               645
                                                                          --------------    --------------
Income from continuing operations before provision for income taxes               27,133            24,770
  Provision for income taxes                                                       9,928             9,240
                                                                          --------------    --------------
Income from continuing operations                                                 17,205            15,530
                                                                          --------------    --------------
Discontinued operations
  (Loss) gain from operations of discontinued United Kingdom operations              (13)              255
  (Credit) provision for income taxes                                                 (5)               71
                                                                          --------------    --------------
  (Loss) gain on discontinued operations                                              (8)              184
                                                                          --------------    --------------
Net income                                                                $       17,197    $       15,714
                                                                          ==============    ==============

  Other comprehensive loss, net of tax                                               (19)             (731)
                                                                          --------------    --------------
Comprehensive income                                                      $       17,178    $       14,983
                                                                          ==============    ==============

Net income per common share:
  Basic                                                                   $         0.48    $         0.43
                                                                          ==============    ==============
  Diluted                                                                 $         0.45    $         0.40
                                                                          ==============    ==============

Income from continuing operations per common share:
  Basic                                                                   $         0.48    $         0.42
                                                                          ==============    ==============
  Diluted                                                                 $         0.45    $         0.39
                                                                          ==============    ==============
Weighted average shares outstanding:
  Basic                                                                       36,146,994        36,900,449
  Diluted                                                                     38,609,257        39,457,287

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS



(Dollars in thousands, except per share data)                                                                AS OF
                                                                                                  -----------------------------
                                                                                                    MARCH 31,      DECEMBER 31,
                                                                                                      2006            2005
                                                                                                  (UNAUDITED)
                                                                                                  ------------    ------------


                                                ASSETS:

 Cash and cash equivalents                                                                         $      1,920    $      7,090
 Restricted cash and cash equivalents                                                                    15,663          13,473
 Restricted securities available for sale                                                                 3,366           3,345

 Loans receivable (including $19,939 and $19,722 from affiliates in 2006 and 2005, respectively)        721,381         694,939
 Allowance for credit losses                                                                           (130,614)       (131,411)
                                                                                                   ------------    ------------
   Loans receivable, net                                                                                590,767         563,528
                                                                                                   ------------    ------------

 Property and equipment, net                                                                             17,075          17,992
 Income taxes receivable                                                                                    731           4,022
 Other assets                                                                                            11,338           9,944
                                                                                                   ------------    ------------
   Total Assets                                                                                    $    640,860    $    619,394
                                                                                                   ============    ============


                                LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:

 Accounts payable and accrued liabilities                                                          $     61,868    $     55,705
 Line of credit                                                                                         101,930          36,300
 Secured financing                                                                                      132,500         101,500
 Mortgage note and capital lease obligations                                                              8,737           9,105
 Deferred income taxes, net                                                                              49,569          43,758
                                                                                                   ------------    ------------
   Total Liabilities                                                                                    354,604         246,368
                                                                                                   ------------    ------------


SHAREHOLDERS' EQUITY:

 Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued                                   --              --
 Common stock, $.01 par value, 80,000,000 shares authorized, 33,005,365 and
  37,027,286 shares issued and outstanding as of March 31, 2006 and
  December 31, 2005, respectively                                                                           330             370
 Paid-in capital                                                                                             --          29,746
 Unearned stock-based compensation                                                                       (1,692)         (1,566)
 Retained earnings                                                                                      287,674         344,513
 Accumulated other comprehensive income, net of tax of $32 and $22 at March 31,
  2006 and December 31, 2005, respectively                                                                  (56)            (37)
                                                                                                   ------------    ------------
   Total Shareholders' Equity                                                                           286,256         373,026
                                                                                                   ------------    ------------
   Total Liabilities and Shareholders' Equity                                                      $    640,860    $    619,394
                                                                                                   ============    ============




          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(Dollars in thousands)                                                              THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                              -----------------------------
                                                                                   2006            2005
                                                                              ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                  $     17,197    $     15,714
  Adjustments to reconcile cash provided by operating activities:
    Provision for credit losses                                                        524             703
    Depreciation                                                                     1,270           1,303
    Loss on retirement of property and equipment                                        38               5
    Foreign currency gain on forward contracts                                          --            (656)
    Credit for deferred income taxes                                                 5,821            (525)
    Stock-based compensation                                                          (158)            777
  Change in operating assets and liabilities:
    Accounts payable and accrued liabilities                                         6,163           8,744
    Income taxes receivable/payable                                                  3,291           9,596
    Other assets                                                                    (1,069)            323
                                                                              ------------    ------------
      Net cash provided by operating activities                                     33,077          35,984
                                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Increase in restricted cash and cash equivalents                                  (2,190)         (7,212)
  Purchases of restricted securities available for sale                               (198)           (994)
  Proceeds from sale of restricted securities available for sale                       148              77
  Principal collected on loans receivable                                          147,788         119,233
  Advances to dealers and accelerated payments of dealer holdback                 (156,646)       (137,991)
  Originations and purchases of new consumer loans                                  (3,335)         (2,937)
  Payments of dealer holdbacks                                                     (17,644)        (11,864)
  Net change in floorplan receivables, notes receivable and lines of credit          1,746             342
  Purchases of property and equipment                                                 (391)         (1,260)
                                                                              ------------    ------------
      Net cash used in investing activities                                        (30,722)        (42,606)
                                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                                                  103,630          72,300
  Repayments under line of credit                                                  (38,000)        (52,700)
  Proceeds from secured financing                                                   75,000          14,500
  Repayments of secured financing                                                  (44,000)        (27,388)
  Principal payments under mortgage note and capital lease  obligations               (368)           (271)
  Repurchase of common stock                                                      (104,862)             --
  Proceeds from stock options exercised                                              1,072              49
                                                                              ------------    ------------
      Net cash (used in) provided by financing activities                           (7,528)          6,490
                                                                              ------------    ------------
      Effect of exchange rate changes on cash                                            3            (207)
                                                                              ------------    ------------
Net decrease in cash and cash equivalents                                           (5,170)           (339)
  Cash and cash equivalents, beginning of period                                     7,090             614
                                                                              ------------    ------------
  Cash and cash equivalents, end of period                                    $      1,920    $        275
                                                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Property and equipment acquired through capital lease obligations           $         --    $        102
  Issuance of restricted stock                                                         263           1,964





          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005 for Credit Acceptance Corporation (the "Company" or "Credit Acceptance"). Certain prior period amounts have been reclassified to conform to the current presentation.

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

    Credit Acceptance was founded to service and collect retail installment contracts (referred to as "Consumer Loans") originated and funded by automobile dealerships owned by the Company's founder, majority shareholder, and current Chairman, Donald Foss. During the 1980s, the Company began to market this service to non-affiliated dealers and, at the same time, began to offer dealers a non-recourse cash payment (referred to as an "advance") against anticipated future collections on Consumer Loans serviced for that dealer. Today, the Company's program is offered to dealers throughout the United States. The Company refers to dealers who participate in its program and who share its commitment to changing consumers' lives as "dealer-partners".

    A consumer who does not qualify for conventional automobile financing can purchase a used vehicle from a Credit Acceptance dealer-partner and finance the purchase through the Company. As payment for the vehicle, the dealer-partner receives the following:

    (i)    a down payment from the consumer;

    (ii)   a cash advance from the Company; and

    (iii) after the advance has been recovered by the Company, the cash from payments made on the Consumer Loan, net of certain collection costs and the Company's servicing fee ("dealer-holdback").

    The Company's servicing fee is equal to a fixed percentage (typically 20%) of each payment collected. In addition, the Company receives fees for other products and services.

    As of March 31, 2006, the Company had 99.8% of its capital invested in the United States business segment. In early 2002, the Company stopped originating automobile leases and effective June 30, 2003 stopped accepting Consumer Loans originated in the United Kingdom and Canada. The Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary on December 30, 2005.

    The Company's business is seasonal with peak Consumer Loan acceptances occurring during February and March. Seasonality does not have a material impact on the Company's interim results.

                                   (UNAUDITED)

2.       SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

    The Company is considered a lender to dealer-partners in the United States and Canada. If the Company discovers a misrepresentation by the dealer-partner relating to a Consumer Loan assigned to the Company, the Company can demand that the Consumer Loan be repurchased for the current balance of the Consumer Loan less the amount of any unearned finance charge plus the applicable termination fee, which is generally $500. Upon receipt of such amount in full, the Company will reassign the Consumer Loan receivable and its security interest in the financed vehicle to the dealer-partner. The dealer-partner can also opt to repurchase Consumer Loans at their own discretion. To date, no dealer-partner has repurchased receivables under these options.

ACCOUNTING POLICIES

    Finance Charges. The Company recognizes finance charge income in a manner consistent with the provisions of the American Institute of Certified Public Accountant's Statement of Position ("SOP") 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires the Company to recognize finance charges under the interest method such that revenue is recognized on a level yield basis based upon forecasted cash flows. As forecasted cash flows change, the Company adjusts the yield upwards for positive changes and recognizes impairment for negative changes in the current period.

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

    Loans Receivable and Allowance for Credit Losses. The Company records the amount advanced to the dealer-partner as a Dealer Loan ("Dealer Loan"), which is classified within Loans receivable in the Company's consolidated balance sheets. The Dealer Loan is increased as revenue is recognized and decreased as collections are received. The Company follows an approach similar to the provisions of SOP 03-3 in determining its allowance for credit losses. Consistent with SOP 03-3, an allowance for credit losses is maintained at an amount that reduces the net asset value (Dealer Loan balance less the allowance) to the discounted value of forecasted future cash flows at the yield established at the inception of the Dealer Loan. This allowance is calculated on a dealer-partner by dealer-partner basis. The discounted value of future cash flows is comprised of estimated future collections on the Consumer Loans, less any estimated dealer holdback payments.

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

    Cash flows from any individual Dealer Loan are often different than estimated cash flows at Dealer Loan inception. If such difference is favorable, the difference is recognized into income over the life of the Dealer Loan through a yield adjustment. If such difference is unfavorable, an allowance for credit losses is established and a corresponding provision for credit losses is recorded as a current period expense. Because differences between estimated cash flows at inception and actual cash flows occur often, an allowance is required for a significant portion of the Company's Dealer Loan portfolio. An allowance for credit losses does not necessarily indicate that a Dealer Loan is unprofitable, and in recent years, very seldom are cash flows from a Dealer Loan portfolio insufficient to repay the initial amounts advanced to the dealer-partners. If a positive revision occurs to the estimated cash flows for a Dealer Loan that has an allowance for credit losses, the allowance is reversed up to the lesser of the amount of the positive revision or the amount of the allowance previously recorded.

    SFAS No. 123R. On January 1, 2006, the Company adopted revised Statement of Financial Accounting Standards ("SFAS") No. 123 ("SFAS No. 123R"), "Share-Based Payment". The Company had previously adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", under the retroactive restatement transition method in 2003. Adoption of SFAS No. 123R primarily resulted in a change in the Company's estimated forfeitures for unvested stock based compensation awards, which resulted in a cumulative reversal of stock-based compensation expense of $0.4 million for the quarter ended March 31, 2006.

                                   (UNAUDITED)


3.       LOANS RECEIVABLE

        A summary of changes in Loans receivable is as follows (in thousands):


                                                                                      THREE MONTHS ENDED MARCH 31, 2006
                                                                              -----------------------------------------------------
                                                                              DEALER LOANS  CONSUMER LOANS   OTHER LOANS     TOTAL
                                                                              ------------  --------------   -----------  ---------

Balance, beginning of period                                                  $    675,692  $       15,470   $     3,777  $ 694,939
New Loans                                                                          156,646           3,335            --    159,981
Dealer holdback payments                                                            17,644              --            --     17,644
Net cash collections on loans                                                     (145,501)         (2,848)           --   (148,349)
Write-offs                                                                          (1,255)            (62)           --     (1,317)
Recoveries                                                                              --              36            --         36
Net change in floorplan receivables, notes receivable, and lines of credit              --              --        (1,712)    (1,712)
Other                                                                                   --             162            --        162
Currency translation                                                                    (3)             --            --         (3)
                                                                              ------------  --------------   -----------  ---------
Balance, end of period                                                        $    703,223  $       16,093   $     2,065  $ 721,381
                                                                              ============  ==============   ===========  =========


                                                                                        THREE MONTHS ENDED MARCH 31, 2005
                                                                              -----------------------------------------------------
                                                                              DEALER LOANS  CONSUMER LOANS   OTHER LOANS    TOTAL
                                                                              ------------  --------------   -----------  ---------

Balance, beginning of period                                                  $    626,284  $       36,760   $     4,350  $ 667,394
New Loans                                                                          137,991           2,937            --    140,928
Dealer holdback payments                                                            11,742              --            --     11,742
Net cash collections on loans                                                     (115,050)         (4,781)           --   (119,831)
Write-offs                                                                          (3,003)         (3,307)           --     (6,310)
Recoveries                                                                              --             478            --        478
Net change in floorplan receivables, notes receivable, and lines of credit              --              --          (535)      (535)
Other                                                                                   --             203            --        203
Currency translation                                                                  (115)           (409)           --       (524)
                                                                              ------------  --------------   -----------  ---------
Balance, end of period                                                        $    657,849  $       31,881   $     3,815  $ 693,545
                                                                              ============  ==============   ===========  =========

       A summary of changes in the Allowance for credit losses is as follows (in thousands):


                                                                                        THREE MONTHS ENDED MARCH 31, 2006
                                                                              -----------------------------------------------------
                                                                              DEALER LOANS  CONSUMER LOANS   OTHER LOANS    TOTAL
                                                                              ------------  --------------   -----------  ---------

Balance, beginning of period                                                  $    130,722  $          689   $        --  $ 131,411
Provision for credit losses(1)                                                          78             408            --        486
Write-offs                                                                          (1,255)            (62)           --     (1,317)
Recoveries                                                                              --              36            --         36
Currency translation                                                                    (2)             --            --         (2)
                                                                              ------------  --------------   -----------  ---------
Balance, end of period                                                        $    129,543  $        1,071   $        --  $ 130,614
                                                                              ============  ==============   ===========  =========




                                                                                        THREE MONTHS ENDED MARCH 31, 2005
                                                                              -----------------------------------------------------
                                                                              DEALER LOANS  CONSUMER LOANS   OTHER LOANS    TOTAL
                                                                              ------------  --------------   -----------  ---------

Balance, beginning of period                                                  $    134,599  $        6,774   $        10  $ 141,383
Provision for credit losses(2)                                                         674            (176)           --        498
Write-offs                                                                          (3,003)           (334)           --     (3,337)
Recoveries                                                                              --             631            --        631
Other changes in floorplan receivables, notes receivable, and lines of credit           --              --           (10)       (10)
Currency translation                                                                   (14)           (163)           --       (177)
                                                                              ------------  --------------   -----------  ---------
Balance, end of period                                                        $    132,256  $        6,732   $        --  $ 138,988
                                                                              ============  ==============   ===========  =========



(1) Does not include a provision for credit losses of $38 on license fees receivable and other items.

(2) Does not include a provision for credit losses of $205 on license fees receivable and other items.

                                   (UNAUDITED)


4.       RELATED PARTY TRANSACTIONS

    In the normal course of its business, the Company has Dealer Loans with affiliated dealer-partners owned or controlled by: (i) the Company's majority shareholder and Chairman; (ii) the Company's President; and (iii) a member of the Chairman's immediate family. The Company's Dealer Loans from affiliated dealer-partners and nonaffiliated dealer-partners are on the same terms. A summary of related party Dealer Loan activity is as follows (in thousands):

                                             As of March 31, 2006                   As of December 31, 2005
                                        -----------------------------------    -----------------------------------
                                           Affiliated                             Affiliated
                                         dealer-partner           % of          dealer-partner          % of
                                             balance         consolidated          balance          consolidated
                                        ----------------   ----------------    ----------------   ----------------

Affiliated Dealer Loan balance          $         18,200                2.6%   $         18,000                2.7%





                                           For the Three Months ended               For the Three Months ended
                                                  March 31, 2006                           March 31, 2005
                                        -----------------------------------    -----------------------------------
                                           Affiliated                             Affiliated
                                         dealer-partner        % of             dealer-partner           % of
                                            activity        consolidated           activity          consolidated
                                        ----------------   ----------------    ----------------   ----------------


Advances                                $          4,700                3.0%   $          5,900                4.3%

Affiliated dealer-partner revenue       $          1,200                2.8%   $          1,000                2.4%

    Pursuant to an employment agreement with the Company's President dated April 19, 2001, the Company loaned the President's dealerships $0.9 million. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22%, is unsecured, and is personally guaranteed by the Company's President. The balance of the note including accrued but unpaid interest was approximately $1.2 million and $1.1 million as of March 31, 2006 and December 31, 2005, respectively. In addition, pursuant to the employment agreement, the Company loaned the President approximately $0.5 million. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22% beginning January 1, 2002, and is unsecured. The balance of the note including accrued interest was approximately $0.6 million as of March 31, 2006 and December 31, 2005.

    Total CAPS and dealer enrollment fees earned from affiliated dealer-partners were $15,000 and $24,000 for the three months ended March 31, 2006 and 2005, respectively.

    The Company paid for air transportation services provided by a company owned by the Company's majority shareholder and Chairman totaling $10,000 for the three months ended March 31, 2006. No such services were provided for the three months ended March 31, 2005.

    Beginning in 2000, the Company offered a line of credit arrangement to certain dealerships who were not participating in the Company's core program. The Company ceased offering this program to new dealerships in the third quarter of 2001 and has been reducing the amount of capital invested in this program since that time. Beginning in 2002, entities owned by the Company's majority shareholder and Chairman began offering secured lines of credit to third parties in a manner similar to the Company's prior program. In December of 2004, the Company's majority shareholder and Chairman sold his ownership interest in these entities but he continues to have indirect control over these entities and has the right or obligation to reacquire the entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

                                   (UNAUDITED)


5.       INCOME TAXES

    A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

                                                  THREE MONTHS ENDED
                                                     MARCH 31,
                                              ------------------------
                                                 2006           2005
                                              ----------    ----------

        U.S. federal statutory rate                 35.0%         35.0%
        State income taxes                           1.4           2.0
        U.S. tax impact of foreign earnings           --           0.1
        Other                                        0.2           0.2
                                              ----------    ----------
        Effective tax rate                          36.6%         37.3%
                                              ==========    ==========

    The differences between the U.S. federal statutory rate and the Company's consolidated effective tax rate are primarily related to state income taxes that are included in the provision for income taxes.

6.       DUTCH TENDER OFFER

    On February 10, 2006, the Company announced that it had commenced a modified Dutch auction tender offer to purchase up to 5.0 million shares of its outstanding common stock at a price per share of $21.00 to $25.00. Upon the expiration of the tender offer on March 13, 2006, the Company had repurchased
4.1 million tendered shares of its common stock at $25.00 per share, at a total cost of approximately $103.2 million.


7.       BUSINESS SEGMENT INFORMATION

    During the first quarter of 2006, the Company combined the United Kingdom business segment into its Other business segment as the Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary on December 30, 2005 and the United Kingdom segment no longer meets the quantitative thresholds of a reportable segment. As a result, the Company now has two reportable business segments: United States and Other. Prior year's disclosures have been reclassified to conform to the current year presentation. The United States segment primarily consists of the Company's United States automobile financing business. The Other segment consists of the Company's United Kingdom automobile financing business, automobile leasing business, Canadian automobile financing business and secured lines of credit and floorplan financing products. The Company is currently liquidating its operations in all segments other than the United States.

    Selected segment information is set forth below (in thousands):

                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                       ----------------------------
                                                                                           2006             2005
                                                                                       ------------    ------------


Revenue:
  United States                                                                        $     53,042    $     47,250
  Other
                                                                                                (16)            486
                                                                                       ------------    ------------
     Total revenue                                                                     $     53,026    $     47,736
                                                                                       ============    ============
Income (loss) from continuing operations before provision (credit) for income taxes:
  United States                                                                        $     27,212    $     24,830
  Other                                                                                         (79)            (60)
                                                                                       ------------    ------------
     Total income from continuing operations before provision for income taxes         $     27,133    $     24,770
                                                                                       ============    ============

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
                                   (UNAUDITED)

8.       NET INCOME PER SHARE

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

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ---------------------------
                                                                      2006           2005
                                                                  ------------   ------------

Weighted average common shares outstanding                          36,146,994     36,900,449
Common stock equivalents                                             2,462,263      2,556,838
                                                                  ------------   ------------
Weighted average common shares and common stock equivalents         38,609,257     39,457,287
                                                                  ============   ============

    There were no stock options that would be anti-dilutive for the three months ended March 31, 2006 and 2005.

9.       OTHER ASSETS

     As of March 31, 2006 and December 31, 2005, deferred debt issuance costs were $3.2 million ($2.6 million net of amortization expense) and $5.4 million ($1.6 million net of amortization expense), respectively. Expenses associated with the issuance of debt instruments are capitalized and amortized over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.

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

    The Company is an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the dealer-partner and immediately assigned to the Company. The compensation paid to the dealer-partner in exchange for the Consumer Loan is paid in two parts. A portion of the compensation is paid at the time of origination, and a portion is paid based on the performance of the loan. The amount paid at the time of origination is called an advance; the portion paid over time is called dealer holdback. For accounting purposes, a majority of the transactions described above are not considered to be Consumer Loan transactions. Instead the Company's accounting reflects that of a lender to the dealer-partner. This classification for accounting purposes is primarily a result of (i) the dealer-partner's financial interest in the Consumer Loan and
(ii) certain elements of the Company's legal relationship with the dealer-partner. A small percentage of transactions in the United States are considered to be Consumer Loans for accounting purposes. The cash amount advanced to the dealer-partner is recorded as an asset on the Company's balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the amount recorded in Loans receivable. For additional information regarding the Company's accounting for Loans receivable, see Note 2 to the consolidated financial statements, which is incorporated herein by reference.

    The Company believes it has been successful in improving the profitability of its Dealer Loans in recent years primarily as a result of increasing the spread between the forecasted collection rate and the advance rate, and increasing revenue from ancillary products. For the three months ended March 31, 2006, Dealer Loan originations grew 13.5% compared to the same period in 2005 due to an increase in the number of active dealer-partners and an increase in the number of Consumer Loans accepted. Since the Company believes it is one of only a few financial services companies serving the Company's target market, the Company believes that it has an opportunity to grow its business profitably in the future.

    Critical success factors for the Company include access to capital and the ability to accurately forecast Consumer Loan performance. The Company's strategy for accessing the capital required to grow its business is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and
(iii) maintain multiple funding sources. The Company's funded debt to equity ratio is 0.8 to 1.0 at March 31, 2006. The Company currently funds its business through a bank line of credit facility, privately placed secured financings and commercial bank conduit-financed secured financings.

CONSUMER LOAN PERFORMANCE

    The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that have been realized as of March 31, 2006 for the United States business segment.

                                     As of March 31, 2006
                  --------------------------------------------------------------
    Year of        Forecasted                                      % of Forecast
  Origination     Collection %       Advance %      Spread %          Realized
  -----------     ------------       ---------      --------          --------


     1996            55.0%            46.9%           8.1%             99.9%
     1997            58.3%            47.9%           10.4%            99.3%
     1998            67.6%            46.1%           21.5%            98.6%
     1999            72.6%            48.9%           23.7%            97.8%
     2000            73.2%            48.0%           25.2%            96.9%
     2001            67.4%            45.8%           21.6%            96.6%
     2002            70.4%            42.2%           28.2%            95.7%
     2003            74.4%            43.4%           31.0%            87.2%
     2004            73.6%            44.0%           29.6%            67.6%
     2005            75.4%            47.1%           28.3%            34.0%

    Accurately forecasting future collection rates is critical to the Company's success. The risk of a forecasting error declines as Consumer Loans age. For example, the risk of a material forecasting error for business written in 1999 is very small since 97.8% of the total amount forecasted has already been realized. In contrast, the Company's forecast for recent Consumer Loans is less certain. If the Company produces disappointing operating results, it will likely be because the Company overestimated future Consumer Loan performance. Although the Company makes every effort to estimate collection rates as accurately as possible, there can be no assurance that the Company's estimates will be accurate or that Consumer Loan performance will be as expected.

    A wider spread between the forecasted collection rate and the advance rate reduces the Company's risk of credit losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of losses, but it does reduce the risk significantly. While the spread has decreased from 2003 to 2005, the Company believes it is still at a sufficient level to minimize the Company's risk of being able to recover the cash advance.

    There were no material changes in credit policy or pricing in the first quarter of 2006, other than routine changes designed to maintain current profitability levels.

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

    The following is a discussion of the results of operations and income statement data for the Company on a consolidated basis.


(Dollars in thousands)                                            THREE MONTHS                     THREE MONTHS
                                                                     ENDED                            ENDED
                                                                   MARCH 31,        % OF            MARCH 31,         % OF
                                                                     2006          REVENUE            2005          REVENUE
                                                                 ------------    ------------     ------------   ------------
REVENUE:
Finance charges                                                  $     46,007            86.7%    $     42,038           88.1%
License fees                                                            2,897             5.5            1,960            4.1
Other income                                                            4,122             7.8            3,738            7.8
                                                                 ------------    ------------     ------------   ------------
     Total revenue                                                     53,026           100.0           47,736          100.0

COSTS AND EXPENSES:
Salaries and wages                                                     10,752            20.2            9,067           19.0
General and administrative                                              6,765            12.8            5,530           11.6
Sales and marketing                                                     4,359             8.2            3,527            7.4
Provision for credit losses                                               524             1.0              854            1.8
Interest                                                                3,574             6.7            3,743            7.8
Stock-based compensation expense                                         (158)           (0.3)             755            1.6
Other expense                                                              82             0.2              135            0.3
                                                                 ------------    ------------     ------------   ------------
     Total costs and expenses                                          25,898            48.8           23,611           49.5
                                                                 ------------    ------------     ------------   ------------

Operating income                                                       27,128            51.2           24,125           50.5
Foreign exchange gain                                                       5              --              645            1.4
                                                                 ------------    ------------     ------------   ------------
Income from continuing operations before provision for                 27,133            51.2           24,770           51.9
income taxes
Provision for income taxes                                              9,928            18.7            9,240           19.4
                                                                 ------------    ------------     ------------   ------------
Income from continuing operations                                      17,205            32.5           15,530           32.5
                                                                 ------------    ------------     ------------   ------------
Discontinued operations
     (Loss) gain from operations of
          discontinued United Kingdom operations                          (13)             --              255            0.5
     (Credit) provision for income taxes                                   (5)             --               71            0.1
                                                                 ------------    ------------     ------------   ------------
(Loss) gain from discontinued operations                                   (8)             --              184            0.4
                                                                 ------------    ------------     ------------   ------------
Net income                                                       $     17,197            32.5%    $     15,714           32.9%
                                                                 ============    ============     ============   ============

    For the three months ended March 31, 2006, net income increased to $17.2 million, or $0.45 per diluted share, compared to $15.7 million, or $0.40 per diluted share, for the same period in 2005. The increase in net income primarily reflects the following:

    - Finance charge revenue increased $4.0 million (9.4%) primarily due to a 6.8% increase in the average size of the loan portfolio.

    - License fees increased $0.9 million primarily due to an increase in the number of active dealer-partners and an increase in the monthly rate for CAPS fees from $499 to $599.

    - Stock-based compensation expense decreased $0.9 million due to a decline in the number of unvested stock options outstanding and the Company's adoption of SFAS No. 123R.

    Finance Charges. Finance charges increased to $46.0 million for the three months ended March 31, 2006 from $42.0 million for the same period in 2005 primarily due to an increase in the size of the Dealer Loan portfolio and an increase in the yield due to an increase in forecasted collection rates on these Dealer Loans.

The following table summarizes the changes in active dealer-partners and corresponding consumer loan unit volume for the three months ended March 31, 2006 and 2005:

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                         -------------------------------------
                                                                            2006         2005        % CHANGE
                                                                         ----------   ----------   ----------

Consumer loan unit volume                                                    28,994       25,847         12.2%
Active dealer-partners(1)                                                     1,491        1,112         34.1%
                                                                         ----------   ----------
Average volume per dealer-partner                                              19.4         23.2        -16.3%

Consumer loan unit volume from dealer-partners active both periods           18,685       21,503        -13.1%
Dealer-partners active both periods                                             760          760           --
                                                                         ----------   ----------
Average volume per dealer-partners active both periods                         24.6         28.3        -13.1%

Consumer loan unit volume from new dealer-partners                            2,099        1,409         49.0%
New active dealer-partners(2)                                                   220          141         56.0%
                                                                         ----------   ----------
Average volume per new active dealer-partner                                    9.5         10.0         -4.5%

Attrition(3)                                                                  -16.8%        -8.8%



         (1) Active dealer-partners are dealer-partners who submit at least one loan during the period.

         (2) New dealer-partners are dealer-partners that have enrolled in the Company's program and have submitted their first loan to the Company during the period.

         (3) Attrition is measured according to the following formula: decrease in consumer loan unit volume from dealer-partners who submitted at least one consumer loan during the comparable period of the prior year but who submitted no consumer loans during the current period divided by prior year comparable period consumer loan unit volume.

    In March 2005, the Company implemented a change in policy that allows prospective dealer-partners to enroll in the Company's program without paying the $9,850 enrollment fee. Prospective dealer-partners choosing this option instead agree to allow the Company to keep 50% of the first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after 100 Consumer Loans have been originated and assigned to the Company. While the Company will lose enrollment fee revenue on those dealer-partners choosing this option and not reaching 100 Consumer Loans or otherwise qualifying for a Portfolio Profit Express payment, the Company estimates that it will realize higher per dealer-partner enrollment fee revenue from those dealer-partners choosing this option and qualifying for a Portfolio Profit Express payment. Based on the historical average of Portfolio Profit Express payments, the Company expects average enrollment fee revenue per dealer-partner for those dealer-partners electing the new option and reaching 100 Consumer Loans will be approximately $15,000 - $20,000.

    License Fees. License fees increased to $2.9 million for the three months ended March 31, 2006 from $2.0 million for the same period in 2005. License fees represent CAPS fees charged to dealer-partners on a monthly basis. The increase was primarily due to an increase in the number of active dealer-partners. The average number of dealer-partners billed for CAPS fees in the first quarter of 2006 was 1,768 compared to 1,117 for the same quarter in the prior year. In February 2005, the rate for CAPS fees increased from $499 per dealer-partner per month to $599 per month.

    Salaries and Wages. Salaries and wages, as a percentage of revenue, increased to 20.2% for the three months ended March 31, 2006 from 19.0% for the same period in 2005 primarily due to increased costs of information systems personnel.

    General and Administrative. General and administrative expenses, as a percentage of revenue, increased to 12.8% for the three months ended March 31, 2006 from 11.6% for the same period in 2005 primarily due to additional professional fees associated with the restatement and an increase in corporate legal expenses.

    Sales and Marketing. Sales and marketing expenses, as a percentage of revenue, increased to 8.2% for the three months ended March 31, 2006 from 7.4% for the same period in 2005 primarily due to an increase in dealer support products and sales promotions.

    Interest. Interest expense decreased to $3.6 million for the three months ended March 31, 2006 from $3.7 million for the same period in 2005. The decrease in interest expense was due to a decrease in average outstanding debt partially offset by an increase in interest rates.

    Stock-based Compensation Expense. Stock-based compensation expense decreased to ($0.2) million for the three months ended March 31, 2006 from $0.8 million for the same period in 2005. The decrease is due to a decline in the number of unvested stock options outstanding and the Company's adoption of SFAS No. 123R.

    Foreign Currency Gain. The foreign exchange gain decreased to $5,000 for the three months ended March 31, 2006 from $0.7 million for the same period in 2005. The foreign exchange gains for the three months ended March 31, 2005 were primarily the result of changes in the fair value of forward contracts entered into during the third quarter of 2003. No forward contracts were outstanding during 2006.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of capital are cash flows from operating activities, collections of Consumer Loans receivable and borrowings under the Company's lines of credit and secured financings. The Company's principal need for capital is to fund Dealer Loan originations and for the payment of dealer holdbacks.

    The Company's cash and cash equivalents decreased to $1.9 million as of March 31, 2006 from $7.1 million at December 31, 2005. The Company's total balance sheet indebtedness increased to $243.2 million at March 31, 2006 from $146.9 million at December 31, 2005. This increase was primarily a result of borrowings used to fund the modified Dutch auction tender offer, which took place during the first quarter of 2006.

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

    Restricted available-for-sale securities consisted of the following as of the dates shown:

(in thousands)                                                        AS OF MARCH 31, 2006
                                                 ------------------------------------------------------------
                                                                   GROSS           GROSS
                                                                 UNREALIZED      UNREALIZED    ESTIMATED FAIR
                                                     COST          GAINS           LOSSES          VALUE
                                                 ------------   ------------   ------------    -------------


US Government and agency securities              $      1,485   $         --   $        (27)   $       1,458
Corporate bonds                                         1,969             --            (61)           1,908
                                                 ------------   ------------   ------------    -------------
Total restricted securities available for sale   $      3,454   $         --   $        (88)   $       3,366
                                                 ============   ============   ============    =============


                                                                   AS OF DECEMBER 31, 2005
                                                 --------------------------------------------------------------
                                                                  GROSS            GROSS
                                                                UNREALIZED      UNREALIZED      ESTIMATED FAIR
                                                     COST          GAINS          LOSSES            VALUE
                                                 ------------   ------------    ------------    -------------


US Government and agency securities              $      1,336   $         --    $        (14)   $       1,322
Corporate bonds
                                                        2,068             --             (45)           2,023
                                                 ------------   ------------    ------------    -------------
Total restricted securities available for sale   $      3,404   $         --    $        (59)   $       3,345
                                                 ============   ============    ============    =============

    The cost and estimated fair values of debt securities by contractual maturity as of the dates shown are set forth in the table below (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)                                                AS OF MARCH 31, 2006         AS OF DECEMBER 31, 2005
                                                          ---------------------------   ----------------------------

                                                                           ESTIMATED                     ESTIMATED
                                                              COST        FAIR VALUE        COST        FAIR VALUE
                                                          ------------   ------------   ------------   -------------
Contractual Maturity
     Within one year                                      $        331   $        325   $         --   $          --
     Over one year to five years                                 3,123          3,041          3,028           2,971
     Over five years to ten years                                   --             --            376             374
     Over ten years                                                 --             --             --              --
                                                          ------------   ------------   ------------   -------------
         Total restricted securities available for sale   $      3,454   $      3,366   $      3,404   $       3,345
                                                          ============   ============   ============   =============

    Stock Repurchases. In the first quarter of 2006, the Board of Directors authorized the repurchase of up to 5.0 million common shares through a modified Dutch auction tender offer. Upon expiration of the tender offer in March 2006, the Company repurchased 4.1 million shares at a cost of $103.2 million. See Part
II. Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds" in this report.

    Line of Credit Facility. At March 31, 2006, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 20, 2008. At March 31, 2006, the agreement provided that, at the Company's option, interest is payable at either the Eurodollar rate plus 130 basis points (6.11% at March 31, 2006), or at the prime rate (7.75% at March 31, 2006). The Eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 75% of the net book value of Dealer Loans plus 75% of the net book value of Consumer Loans purchased by the Company (not to exceed a maximum of 25% of the aggregate borrowing base limitation), less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit.

    The credit agreement has certain restrictive covenants, including a minimum required ratio of the Company's assets to debt, its debt to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. Additionally, the agreement requires that the Company maintain a specified minimum level of net worth. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay annual and quarterly fees on the amount of the commitment. As of March 31, 2006 and December 31, 2005, there was $101.9 million and $36.3 million outstanding under this facility. The maximum amount outstanding was approximately $101.9 million and $30.3 million during the three months ended March 31, 2006 and 2005, respectively. The weighted average balance outstanding was $58.6 million and $19.6 million during the three months ended March 31, 2006 and 2005, respectively. The weighted average interest rate on line of credit borrowings outstanding on March 31, 2006 was 6.11%.

    Secured Financing. The Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. II ("Warehouse Funding" or "2003-2"), has a revolving secured financing facility with institutional investors. In the first quarter of 2006, Warehouse Funding increased the facility limit and renewed the commitment. Under the renewed facility, which matures on February 14, 2007, Warehouse Funding may receive up to $325.0 million in financing when the Company conveys Dealer Loans to Warehouse Funding for cash and equity in Warehouse Funding. Warehouse Funding will in turn pledge the Dealer Loans as collateral to the institutional investor to secure loans that will fund the cash portion of the purchase price of the Dealer Loans. Warehouse Funding receives 75% of the net book value of the contributed Dealer Loans up to the $325.0 million facility limit. In addition to the maturity of the facility, there is a requirement that certain amounts outstanding under the facility be refinanced within 90 days of February 15, 2006 and within 360 days of the most recent refinancing occurring after February 15, 2006. On April 18, 2006, $100.0 million of the amounts outstanding under the facility were refinanced to comply with this requirement. If the second required refinancing does not occur within 360 days of April 18, 2006 or the requirement is not waived, or if the facility is not extended, the transaction will cease to revolve, will amortize as collections are received and, at the option of the institutional investor, may be subject to acceleration and foreclosure. Although Warehouse Funding will be liable for any secured financing under the facility, the financing is non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes. As Warehouse Funding is organized as a separate special purpose legal entity from the Company, assets of Warehouse Funding (including the conveyed Dealer Loans) will not be available to satisfy the general obligations of the Company. All the assets of Warehouse Funding have been encumbered to secure Warehouse Funding's obligations to its creditors. Borrowings under the facility will bear interest at a floating rate equal to the commercial paper rate plus 65 basis points (5.35% at March 31, 2006), which has been limited to a maximum rate of 6.75% through interest rate cap agreements executed in the third quarter of 2005. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not have any rights in any portion of such collections. As of March 31, 2006 and December 31, 2005, there was $132.5 million and $101.5 million, respectively, outstanding under this facility.

    As noted above, on April 18, 2006, the Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2006-1 ("Funding 2006-1"), completed a secured financing transaction in which Funding 2006-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2006-1, Dealer Loans having a net book value of approximately $133.5 million to Funding 2006-1, which, in turn, conveyed the Dealer Loans to a trust that issued $100.0 million in notes to qualified institutional investors. Radian Asset Assurance Inc. issued the primary financial insurance policy in connection with the transaction, and XL Capital Assurance, Inc. issued a backup financial insurance policy. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes were rated "Aaa" by Moody's Investor Services and "AAA" by Standard & Poor's Rating Services. The proceeds of the initial conveyance to Funding 2006-1 were used by the Company to purchase Dealer Loans, on an arm's-length basis, from Warehouse Funding. Through October 15, 2006, the Company may be required, and is likely, to convey additional Dealer Loans to Funding 2006-1, which will be conveyed by Funding 2006-1 to the trust. After October 15, 2006, the debt outstanding under this facility will begin to amortize. The total expected term of the facility is 17 months. The secured financing creates loans for which the trust is liable and which are secured by all the assets of the trust. Such loans are non-recourse to the Company, even though the trust, Funding 2006-1 and the Company are consolidated for financial reporting purposes. As Funding 2006-1 is organized as a separate legal entity from the Company, assets of Funding 2006-1 (including the conveyed Dealer Loans) are not available to satisfy the general obligations of the Company. The notes bear interest at a fixed rate of 5.36%. The expected annualized cost of the secured financing, including underwriter's fees, the insurance premiums and other costs is approximately 7.6%. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of such collections, except for a limited right in its capacity as Servicer to exercise a "clean-up call" option to purchase Dealer Loans from Funding 2006-1 under certain specified circumstances. In exercising its "clean up call," the Servicer may repurchase the remaining Dealer Loans from the trust and direct the trust to redeem the indebtedness in whole, whereby the assets of the trust (including the right to remaining collections) would be paid over to Funding 2006-1, and distributed to the Company, resulting in the Company becoming the owner of such remaining collections. Alternatively, when the trust's underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, remaining collections would be paid over to Funding 2006-1 as the sole beneficiary of the trust where they would be available to be distributed to the Company as the sole member of Funding 2006-1.

    The Company and its subsidiaries have completed a total of twelve secured financing transactions, ten of which have been repaid in full as of March 31, 2006 and one that was entered into subsequent to March 31, 2006. Information about the outstanding secured financing transaction as of March 31, 2006 is set forth in the following table (dollars in thousands):

                                                      Secured Financing         Secured Dealer
  Issue                                                   Balance at           Loan Balance at
  Number         Close Date             Limit           March 31, 2006          March 31, 2006
------------  ---------------         ---------       -----------------     ----------------------

2003-2        September 2003*         $ 325,000         $  132,500               $ 191,840


* In February 2006, the 2003-2 Loan and Security Agreement was amended to increase the facility limit to $325.0 million and extend the commitment period to February 14, 2007.

    Mortgage Loan. The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $7.4 million and $7.5 million outstanding on this loan as of March 31, 2006 and December 31, 2005, respectively. The loan matures on June 9, 2009, bears interest at a fixed rate of 5.35%, and requires monthly payments of $92,156 and a balloon payment at maturity for the balance of the loan.

    Capital Lease Obligations. As of March 31, 2006, the Company has various capital lease obligations outstanding for computer equipment, with monthly payments totaling $73,000. The total amount of capital lease obligations outstanding as of March 31, 2006 and December 31, 2005 were $1.4 million and $1.6 million, respectively. These capital lease obligations bear interest at rates ranging from 7.87% to 9.31% and have maturity dates between October 2006 and July 2008.

    Debt Covenants. As of March 31, 2006, the Company is in compliance with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of the Company's assets to debt, its debt to tangible net worth, and its earnings before interest, taxes and non-cash expenses to fixed charges. The Company must also maintain a specified minimum level of net worth, which may indirectly limit the payment of dividends on common stock.

    In addition to the balance sheet indebtedness as of March 31, 2006, the Company also has contractual obligations resulting in future minimum payments under operating leases. A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                                                      PAYMENTS DUE BY PERIOD
                                       ------------   ---------------------------------------------------------
CONTRACTUAL OBLIGATIONS                   TOTAL         < 1 YEAR       1-3 YEARS      3-5 YEARS      > 5 YEARS
                                       ------------   ------------   ------------   ------------   ------------

Long-term debt obligations             $    241,792   $    133,224   $    108,568   $         --   $         --
Capital lease obligations                     1,375            779            596             --             --
Operating lease obligations                   1,893            699          1,194             --             --
Purchase obligations                             --             --             --             --             --
Other long-term obligations                      --             --             --             --             --
                                       ------------   ------------   ------------   ------------   ------------
    Total contractual obligations      $    245,060   $    134,702   $    110,358   $         --   $         --
                                       ============   ============   ============   ============   ============

CRITICAL ACCOUNTING POLICIES

    The Company's consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on going basis, the Company evaluates its estimates, including those related to the recognition of finance charge revenue and the allowance for credit losses. Item 7 of the Company's Annual Report on Form 10-K discusses several critical accounting policies, which the Company believes involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting policies, other than related to stock-based compensation expense as discussed in Note 2 to the consolidated financial statements, incorporated herein by reference, from those discussed in the Company's annual report on Form 10-K for the year ended December 31, 2005.

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

    The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. These forward-looking statements represent the Company's outlook only as of the date of this report. While the Company believes that its forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of the Company's Form 10-K for the year ended December 31, 2005, other risk factors discussed herein or listed from time to time in the Company's reports filed with the Securities and Exchange Commission and the following:

         - The Company's inability to accurately forecast and estimate the amount and timing of future collections could have a material adverse effect on results of operations.

         - Due to increased competition from traditional financing sources and non-traditional lenders, the Company may not be able to compete successfully.

         - The Company's ability to maintain and grow the business is dependent on the ability to continue to access funding sources and obtain capital on favorable terms.

         - The Company may not be able to generate sufficient cash flow to service its outstanding debt and fund operations.

         - The substantial regulation to which the Company is subject limits the business, and such regulation or changes in such regulation could result in potential liability.

         - Adverse changes in economic conditions, or in the automobile or finance industries or the non-prime consumer finance market, could adversely affect the Company's financial position, liquidity and results of operations and its ability to enter into future financing transactions.

         - Litigation the Company is involved in from time to time may adversely affect its financial condition, results of operations and cash flows.

         - The Company is dependent on its senior management and the loss of any of these individuals or an inability to hire additional personnel could adversely affect its ability to operate profitably.

         - Natural disasters, acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect the business, financial condition and results of operations.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

    Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2005 Annual Report on Form 10-K.


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

    As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

    Changes in Internal Controls Over Financial Reporting. There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II. - OTHER INFORMATION


ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following table summarizes the Company's stock repurchases for the three months ended March 31, 2006:

                                                              TOTAL NUMBER OF        MAXIMUM NUMBER
                                                            SHARES PURCHASED AS    OF SHARES THAT MAY
                        TOTAL NUMBER                         PART OF PUBLICLY      YET BE PURCHASED
                         OF SHARES        AVERAGE PRICE      ANNOUNCED PLANS       UNDER THE PLANS
      PERIOD             PURCHASED        PAID PER SHARE      OR PROGRAMS          OR PROGRAMS(a)(b)
-----------------     --------------     ---------------    -------------------   -------------------

January 2006                      --      $          --                  --             635,133
February 2006                     --                 --                  --           5,635,133
March 2006                 4,192,635              24.98           4,192,635             572,233
                       -------------      -------------       -------------
                           4,192,635      $       24.98           4,192,635
                       =============      =============       =============



(a) On August 5, 1999 the Company announced a stock repurchase program of up to 1.0 million shares of the Company's common stock. The program authorized the Company to purchase common shares in the open market or in privately negotiated transactions at price levels the Company deems attractive. Since August 1999, the board of directors has authorized several increases to the stock repurchase program, the most recent occurring on February 10, 2006, which increased the total number of shares authorized to be repurchased to 12.0 million shares.

(b) On February 10, 2006, the Company announced a modified Dutch auction tender offer to purchase up to 5.0 million shares of its common stock at a purchase price of not less than $21.00 per share and not greater than $25.00 per share. Upon the expiration of the tender offer on March 13, 2006, the Company repurchased all of the 4,129,735 tendered shares of its common stock at a price of $25.00 per share.



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


                                CREDIT ACCEPTANCE CORPORATION
                                (Registrant)

                                By: /s/ Kenneth S. Booth
                                -----------------------------------------------
                                Kenneth S. Booth
                                Chief Financial Officer
                                May 3, 2006

                                (Principal Financial Officer, Principal
                                Accounting Officer and Duly Authorized Officer)

                                INDEX OF EXHIBITS



        EXHIBIT
           NO.         NOTE                                                DESCRIPTION
     --------------   --------   ------------------------------------------------------------------------------------------------

     4(f)(66)            1       Amendment No. 5, dated February 10, 2006, to Warehouse Facility dated as of September 30, 2003 among the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association,
                                 Variable Funding Capital Corporation, Wachovia Capital Markets, LLC, and Systems & Services
                                 Technologies, Inc., as amended, and agreements related thereto.

     4(f)(67)            1       The Fourth Amended and Restated Credit Agreement, dated February 7, 2006, between the Company, the Lenders which are parties thereto from time to time, Comerica Bank as Administrative Agent for the Banks, and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager.

     4(f)(68)            1       Third Amended and Restated Security Agreement, dated February 7, 2006, between the Company, certain subsidiaries of the Company and Comerica Bank, as agent for the Banks (previously filed with original Form 8-K).

     4(f)(69)            2       First Amended and Restated Loan and Security Agreement, dated February 15, 2006, between the
                                 Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, JPMorgan
                                 Chase Bank, N.A., Variable Funding Capital Corporation, Wachovia Capital Markets, LLC, and
                                 Systems & Services Technologies, Inc., as amended, and agreements related thereto.

     31(a)               3       Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities
                                 Exchange Act of 1934.

     31(b)               3       Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities
                                 Exchange Act of 1934.

     32(a)               3       Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 and Rule
                                 13a-14(b) of the Securities Exchange Act of 1934.

     32(b)               3       Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 and Rule
                                 13a-14(b) of the Securities Exchange Act of 1934.



1 Previously filed as an exhibit to the Company's Current Report on Form 8-K, as amended, dated February 7, 2006, and incorporated herein by reference.

2 Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 15, 2006, and incorporated herein by reference.

3    Filed herewith.