Form 10-Q
period 2006-06-30
CREDIT ACCEPTANCE CORPORATION
filed 2006-08-02
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

The number of shares of Common Stock, par value $0.01, outstanding on July 31, 2006 was 33,365,312.

                                TABLE OF CONTENTS

                        PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Income Statements -
              Three and six months ended June 30, 2006 and June 30, 2005       1

           Consolidated Balance Sheets -
              As of June 30, 2006 and December 31, 2005                        2

           Consolidated Statements of Cash Flows -
              Six months ended June 30, 2006 and June 30, 2005                 3

           Notes to Consolidated Financial Statements                          4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                          13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS           25

ITEM 4. CONTROLS AND PROCEDURES                                               25

                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     26

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS           27

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   27

ITEM 6. EXHIBITS                                                              27

SIGNATURES                                                                    28

INDEX OF EXHIBITS                                                             29

                         PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                             -------------------------   -------------------------
(Dollars in thousands, except per share data)                    2006          2005          2006          2005
                                                             -----------   -----------   -----------   -----------
REVENUE:
   Finance charges                                           $    47,919   $    44,295   $    93,926   $    86,333
   License fees                                                    3,204         2,252         6,101         4,212
   Other income                                                    3,958         3,789         8,080         7,527
                                                             -----------   -----------   -----------   -----------
      Total revenue                                               55,081        50,336       108,107        98,072
                                                             -----------   -----------   -----------   -----------
COSTS AND EXPENSES:
   Salaries and wages                                              9,861         8,939        20,613        18,006
   General and administrative                                      6,297         5,885        13,062        11,415
   Sales and marketing                                             3,406         3,269         7,765         6,796
   Provision for credit losses                                     2,641         1,816         3,165         2,670
   Interest                                                        5,660         3,613         9,234         7,356
   Stock-based compensation expense                                  104           510           (54)        1,265
   Other expense                                                      55           266           137           401
                                                             -----------   -----------   -----------   -----------
      Total costs and expenses                                    28,024        24,298        53,922        47,909
                                                             -----------   -----------   -----------   -----------
Operating income                                                  27,057        26,038        54,185        50,163
   Foreign currency gain                                               6           382            11         1,027
                                                             -----------   -----------   -----------   -----------
Income from continuing operations before provision for
   income taxes                                                   27,063        26,420        54,196        51,190
   Provision for income taxes                                      9,364         9,817        19,292        19,057
                                                             -----------   -----------   -----------   -----------
Income from continuing operations                                 17,699        16,603        34,904        32,133
                                                             -----------   -----------   -----------   -----------
Discontinued operations
   (Loss) gain from discontinued United Kingdom operations          (132)          630          (145)          885
   (Credit) provision for income taxes                               (39)          180           (44)          251
                                                             -----------   -----------   -----------   -----------
   (Loss) gain on discontinued operations                            (93)          450          (101)          634
                                                             -----------   -----------   -----------   -----------
Net income                                                   $    17,606   $    17,053   $    34,803   $    32,767
                                                             ===========   ===========   ===========   ===========
   Other comprehensive (loss) gain, net of tax                        (9)           94           (28)         (637)
                                                             -----------   -----------   -----------   -----------
Comprehensive income                                         $    17,597   $    17,147   $    34,775   $    32,130
                                                             ===========   ===========   ===========   ===========
Net income per common share:
   Basic                                                     $      0.53   $      0.46   $      1.01   $      0.89
                                                             ===========   ===========   ===========   ===========
   Diluted                                                   $      0.50   $      0.44   $      0.94   $      0.83
                                                             ===========   ===========   ===========   ===========
Income from continuing operations per common share:
   Basic                                                     $      0.54   $      0.45   $      1.01   $      0.87
                                                             ===========   ===========   ===========   ===========
   Diluted                                                   $      0.50   $      0.43   $      0.94   $      0.82
                                                             ===========   ===========   ===========   ===========
Weighted average shares outstanding:
   Basic                                                      32,979,572    37,016,038    34,554,605    36,933,601
   Diluted                                                    35,433,944    39,064,886    37,029,956    39,273,824

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                           AS OF
                                                                                --------------------------
                                                                                  JUNE 30,
                                                                                    2006      DECEMBER 31,
(Dollars in thousands, except per share data)                                   (UNAUDITED)       2005
                                                                                -----------   ------------
                                   ASSETS:

Cash and cash equivalents                                                        $     436     $   7,090
Restricted cash and cash equivalents                                                30,417        13,473
Restricted securities available for sale                                             3,844         3,345

Loans receivable (including $22,857 and $22,622 from affiliates in 2006 and
   2005, respectively)                                                             715,960       694,939
Allowance for credit losses                                                       (129,052)     (131,411)
                                                                                 ---------     ---------
   Loans receivable, net                                                           586,908       563,528
                                                                                 ---------     ---------
Property and equipment, net                                                         16,408        17,992
Income taxes receivable                                                                 --         4,022
Other assets                                                                        12,580         9,944
                                                                                 ---------     ---------
   Total Assets                                                                  $ 650,593     $ 619,394
                                                                                 =========     =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
   Accounts payable and accrued liabilities                                      $  58,655     $  55,705
   Line of credit                                                                   34,400        36,300
   Secured financing                                                               202,000       101,500
   Mortgage note and capital lease obligations                                       8,585         9,105
   Income taxes payable                                                              1,451            --
   Deferred income taxes, net                                                       43,673        43,758
                                                                                 ---------     ---------
      Total Liabilities                                                            348,764       246,368
                                                                                 ---------     ---------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued            --            --
   Common stock, $.01 par value, 80,000,000 shares authorized, 33,365,162 and
      37,027,286 shares issued and outstanding as of June 30, 2006 and
      December 31, 2005, respectively                                                  334           370
   Paid-in capital                                                                   1,287        29,746
   Unearned stock-based compensation                                                (4,044)       (1,566)
   Retained earnings                                                               304,317       344,513
   Accumulated other comprehensive loss, net of tax of $38 and $22 at June
      30, 2006 and December 31, 2005, respectively                                     (65)          (37)
                                                                                 ---------     ---------
      Total Shareholders' Equity                                                   301,829       373,026
                                                                                 ---------     ---------
      Total Liabilities and Shareholders' Equity                                 $ 650,593     $ 619,394
                                                                                 =========     =========

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                               ---------------------
(Dollars in thousands)                                                            2006        2005
                                                                               ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                  $  34,803   $  32,767
   Adjustments to reconcile cash provided by operating activities:
      Provision for credit losses                                                  3,165       1,896
      Depreciation                                                                 2,473       2,705
      Loss on retirement of property and equipment                                    38           5
      Foreign currency gain on forward contracts                                      --      (1,032)
      Credit for deferred income taxes                                               (69)       (249)
      Stock-based compensation                                                       (54)      1,306
      Excess tax benefits from stock-based compensation plans                     (3,529)         --
   Change in operating assets and liabilities:
      Accounts payable and accrued liabilities                                     2,950       5,265
      Income taxes receivable/payable                                              9,002       1,544
      Other assets                                                                (2,271)        465
                                                                               ---------   ---------
         Net cash provided by operating activities                                46,508      44,672
                                                                               ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in restricted cash and cash equivalents                              (16,944)     (9,170)
   Purchases of restricted securities available for sale                            (794)     (1,510)
   Proceeds from sale of restricted securities available for sale                    251         247
   Principal collected on loans receivable                                       284,244     232,979
   Advances to dealers and accelerated payments of dealer holdback              (271,273)   (246,349)
   Originations and purchases of new consumer loans                               (5,779)     (6,676)
   Payments of dealer holdbacks                                                  (35,635)    (24,767)
   Net change in floorplan receivables, notes receivable and lines of credit       1,611         544
   Purchases of property and equipment                                              (689)     (2,120)
                                                                               ---------   ---------
         Net cash used in investing activities                                   (45,008)    (56,822)
                                                                               ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit                                               166,930     135,000
   Repayments under line of credit                                              (168,830)    (98,000)
   Proceeds from secured financing                                               320,500      48,500
   Repayments of secured financing                                              (220,000)    (73,410)
   Principal payments under mortgage note and capital lease obligations             (758)       (593)
   Repurchase of common stock                                                   (114,311)         --
   Proceeds from stock options exercised                                           4,864         141
   Excess tax benefits from stock-based compensation plans                         3,529          --
                                                                               ---------   ---------
         Net cash (used in) provided by financing activities                      (8,076)     11,638
                                                                               ---------   ---------
         Effect of exchange rate changes on cash                                     (78)        886
                                                                               ---------   ---------
Net (decrease) increase in cash and cash equivalents                              (6,654)        374
   Cash and cash equivalents, beginning of period                                  7,090         614
                                                                               ---------   ---------
   Cash and cash equivalents, end of period                                    $     436   $     988
                                                                               =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
   Property and equipment acquired through capital lease obligations           $     238   $     217
   Issuance of restricted stock                                                    2,808       1,964

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

                                   (UNAUDITED)

     For accounting purposes, a majority of the transactions described above are not considered to be loans to consumers. Instead, the Company's accounting reflects that of a lender to the dealer-partner. This classification for accounting purposes is primarily a result of (i) the dealer-partner's financial interest in the Consumer Loan and (ii) certain elements of the Company's legal relationship with the dealer-partner. A small percentage of transactions in the United States are considered to be Consumer Loans for accounting purposes. The cash amount advanced to the dealer-partner is recorded as an asset on the Company's balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the amount recorded in Loans receivable.

     As of June 30, 2006, the Company had approximately 100% of its capital invested in the United States business segment. In early 2002, the Company stopped originating automobile leases and effective June 30, 2003 stopped accepting Consumer Loans originated in the United Kingdom and Canada. The Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary on December 30, 2005.

     The Company's business is seasonal with peak loan originations occurring during February and March. Seasonality does not have a material impact on the Company's interim financial results.

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

     In estimating future collections and dealer holdback payments for each dealer-partner, the Company considers: (i) a dealer-partner's actual collection and loss data on a static pool basis and (ii) the Company's historical loss and collection experience. The Company's collection forecast for each dealer-partner is updated monthly, and considers the most recent static pool data available for each dealer-partner and the Company's entire portfolio of Consumer Loans.

     Cash flows from any individual Dealer Loan are often different than estimated cash flows at Dealer Loan inception. If such difference is favorable, the difference is recognized into income over the life of the Dealer Loan through a yield adjustment. If such difference is unfavorable, a provision for credit losses is recorded as a current period expense and a corresponding allowance for credit losses is established. Because differences between estimated cash flows at inception and actual cash flows occur often, an allowance is required for a significant portion of the Company's Dealer Loan portfolio. An allowance for credit losses does not necessarily indicate that a Dealer Loan is unprofitable, and in recent years, very seldom are cash flows from a Dealer Loan portfolio insufficient to repay the initial amounts advanced to the dealer-partners. If a positive revision occurs to the estimated cash flows for a Dealer Loan that has an allowance for credit losses, the allowance is reversed up to the lesser of the amount of the positive revision or the amount of the allowance previously recorded.

                                   (UNAUDITED)

2.   SIGNIFICANT ACCOUNTING POLICIES - (CONCLUDED)

     Stock-based Compensation. On January 1, 2006, the Company adopted revised Statement of Financial Accounting Standards ("SFAS") No. 123 ("SFAS No. 123R"), "Share-Based Payment". The Company had previously adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", under the retroactive restatement transition method in 2003. Adoption of SFAS No. 123R primarily resulted in a change in the Company's estimated forfeitures for unvested stock based compensation awards, which resulted in a cumulative reversal of stock-based compensation expense of $0.4 million for the quarter ended March 31, 2006.

     Accounting for Uncertainty in Income Taxes. On July 13, 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on the Company's financial position, results of operations or cash flows.

                                   (UNAUDITED)

3.   LOANS RECEIVABLE

A summary of changes in Loans receivable is as follows (in thousands):

                                                THREE MONTHS ENDED JUNE 30, 2006
                                           ------------------------------------------
                                            DEALER     CONSUMER    OTHER
                                             LOANS       LOANS     LOANS      TOTAL
                                           ---------   --------   -------   ---------
Balance, beginning of period               $ 703,223   $16,093    $ 2,065   $ 721,381
New Loans                                    114,627     2,443         --     117,070
Dealer holdback payments                      17,991        --         --      17,991
Net cash collections on loans               (134,223)   (2,575)        --    (136,798)
Write-offs                                    (3,969)     (163)        --      (4,132)
Recoveries                                        --        10         --          10
Net change in floorplan receivables,
   notes receivable, and lines of credit          --        --        186         186
Other                                             --       171         --         171
Currency translation                              81        --         --          81
                                           ---------   -------    -------   ---------
Balance, end of period                     $ 697,730   $15,979    $ 2,251   $ 715,960
                                           =========   =======    =======   =========

                                                THREE MONTHS ENDED JUNE 30, 2005
                                           ------------------------------------------
                                            DEALER     CONSUMER    OTHER
                                             LOANS       LOANS     LOANS      TOTAL
                                           ---------   --------   -------   ---------
Balance, beginning of period               $ 657,849   $31,881    $ 3,815   $ 693,545
New Loans                                    108,358     3,739         --     112,097
Dealer holdback payments                      12,771        --         --      12,771
Net cash collections on loans               (110,311)   (4,437)        --    (114,748)
Write-offs                                    (3,311)   (3,727)        --      (7,038)
Recoveries                                        --       694         --         694
Net change in floorplan receivables,
   notes receivable, and lines of credit          --        --        (49)        (49)
Other                                             --       167         --         167
Currency translation                             (77)     (921)        --        (998)
                                           ---------   -------    -------   ---------
Balance, end of period                     $ 665,279   $27,396    $ 3,766   $ 696,441
                                           =========   =======    =======   =========

                                                 SIX MONTHS ENDED JUNE 30, 2006
                                           ------------------------------------------
                                            DEALER     CONSUMER    OTHER
                                             LOANS       LOANS     LOANS      TOTAL
                                           ---------   --------   -------   ---------
Balance, beginning of period               $ 675,692   $15,470    $ 3,777   $ 694,939
New Loans                                    271,273     5,779         --     277,052
Dealer holdback payments                      35,635        --         --      35,635
Net cash collections on loans               (279,724)   (5,424)        --    (285,148)
Write-offs                                    (5,224)     (225)        --      (5,449)
Recoveries                                        --        46         --          46
Net change in floorplan receivables,
   notes receivable, and lines of credit          --        --     (1,526)     (1,526)
Other                                             --       333         --         333
Currency translation                              78        --         --          78
                                           ---------   -------    -------   ---------
Balance, end of period                     $ 697,730   $15,979    $ 2,251   $ 715,960
                                           =========   =======    =======   =========

                                                 SIX MONTHS ENDED JUNE 30, 2005
                                           ------------------------------------------
                                            DEALER     CONSUMER    OTHER
                                             LOANS       LOANS     LOANS      TOTAL
                                           ---------   --------   -------   ---------
Balance, beginning of period               $ 626,284   $36,760    $ 4,350   $ 667,394
New Loans                                    246,349     6,676         --     253,025
Dealer holdback payments                      24,513        --         --      24,513
Net cash collections on loans               (225,361)   (9,218)        --    (234,579)
Write-offs                                    (6,314)   (7,034)        --     (13,348)
Recoveries                                        --     1,172         --       1,172
Net change in floorplan receivables,
   notes receivable, and lines of credit          --        --       (584)       (584)
Other                                             --       370         --         370
Currency translation                            (192)   (1,330)        --      (1,522)
                                           ---------   -------    -------   ---------
Balance, end of period                     $ 665,279   $27,396    $ 3,766   $ 696,441
                                           =========   =======    =======   =========

                                   (UNAUDITED)

3.   LOANS RECEIVABLE - (CONCLUDED)

A summary of changes in the Allowance for credit losses is as follows (in thousands):

                                           THREE MONTHS ENDED JUNE 30, 2006
                                        --------------------------------------
                                         DEALER    CONSUMER   OTHER
                                          LOANS      LOANS    LOANS    TOTAL
                                        --------   --------   -----   --------
Balance, beginning of period            $129,543    $1,071     $--    $130,614
Provision for credit losses (1)            2,475        23      --       2,498
Write-offs                                (3,969)     (163)     --      (4,132)
Recoveries                                    --        10      --          10
Currency translation                          62        --      --          62
                                        --------    ------     ---    --------
Balance, end of period                  $128,111    $  941     $--    $129,052
                                        ========    ======     ===    ========

                                           THREE MONTHS ENDED JUNE 30, 2005
                                        --------------------------------------
                                         DEALER    CONSUMER   OTHER
                                          LOANS      LOANS    LOANS    TOTAL
                                        --------   --------   -----   --------
Balance, beginning of period            $132,256    $6,732     $--    $138,988
Provision for credit losses (2)            1,813      (647)     --       1,166
Write-offs                                (3,312)     (875)     --      (4,187)
Recoveries                                    --       785      --         785
Other changes in floorplan receivables,
   notes receivable, and lines of
   credit                                     --        --      --          --
Currency translation                         (13)     (302)     --        (315)
                                        --------    ------     ---    --------
Balance, end of period                  $130,744    $5,693     $--    $136,437
                                        ========    ======     ===    ========

                                            SIX MONTHS ENDED JUNE 30, 2006
                                        --------------------------------------
                                         DEALER    CONSUMER   OTHER
                                          LOANS      LOANS    LOANS    TOTAL
                                        --------   --------   -----   --------
Balance, beginning of period            $130,722    $ 689      $--    $131,411
Provision for credit losses (3)            2,553      431       --       2,984
Write-offs                                (5,224)    (225)      --      (5,449)
Recoveries                                    --       46       --          46
Currency translation                          60       --       --          60
                                        --------    -----      ---    --------
Balance, end of period                  $128,111    $ 941      $--    $129,052
                                        ========    =====      ===    ========

                                            SIX MONTHS ENDED JUNE 30, 2005
                                        --------------------------------------
                                         DEALER    CONSUMER   OTHER
                                          LOANS      LOANS    LOANS    TOTAL
                                        --------   --------   -----   --------
Balance, beginning of period            $134,599   $ 6,774    $ 10    $141,383
Provision for credit losses (4)            2,487      (823)     --       1,664
Write-offs                                (6,315)   (1,209)     --      (7,524)
Recoveries                                    --     1,416      --       1,416
Other changes in floorplan receivables,
   notes receivable, and lines of
   credit                                     --        --     (10)        (10)
Currency translation                         (27)     (465)     --        (492)
                                        --------   -------    ----    --------
Balance, end of period                  $130,744   $ 5,693    $ --    $136,437
                                        ========   =======    ====    ========

(1) Does not include a provision for credit losses of $143 on license fees receivable and other items.

(2) Does not include a provision for credit losses of $27 on license fees receivable and other items. Includes a negative provision for credit losses related to discontinued operations of $623.

(3) Does not include a provision for credit losses of $181 on license fees receivable and other items.

(4) Does not include a provision for credit losses of $232 on license fees receivable and other items. Includes a negative provision for credit losses related to discontinued operations of $774.

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

                                         As of June 30, 2006           As of December 31, 2005
                                    -----------------------------   -----------------------------
                                      Affiliated                      Affiliated
                                    dealer-partner       % of       dealer-partner       % of
                                       balance       consolidated       balance      consolidated
                                    --------------   ------------   --------------   ------------
Affiliated Dealer Loan balance          $21,100          3.0%           $20,900          3.1%

                                     For the Three Months ended      For the Three Months ended
                                            June 30, 2006                   June 30, 2005
                                    -----------------------------   -----------------------------
                                      Affiliated                      Affiliated
                                    dealer-partner       % of       dealer-partner       % of
                                       activity      consolidated      activity      consolidated
                                    --------------   ------------   --------------   ------------
Advances                                $ 3,800          3.3%           $ 4,600          4.3%
Affiliated dealer-partner revenue       $ 1,400          3.2%           $ 1,500          3.4%

                                      For the Six Months ended        For the Six Months ended
                                            June 30, 2006                   June 30, 2005
                                    -----------------------------   -----------------------------
                                      Affiliated                      Affiliated
                                    dealer-partner       % of       dealer-partner       % of
                                       activity      consolidated      activity      consolidated
                                    --------------   ------------   --------------   ------------
Advances                                $ 9,900          3.7%           $11,800          4.8%
Affiliated dealer-partner revenue       $ 2,900          3.2%           $ 2,800          3.3%

     Pursuant to an employment agreement with the Company's President dated April 19, 2001, the Company loaned the President's dealerships $0.9 million. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22%, is unsecured, and is personally guaranteed by the Company's President. The balance of the note including accrued but unpaid interest was approximately $1.2 million and $1.1 million as of June 30, 2006 and December 31, 2005, respectively. In addition, pursuant to the employment agreement, the Company loaned the President approximately $0.5 million. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22% and is unsecured. The balance of the note including accrued but unpaid interest was approximately $0.6 million as of June 30, 2006 and December 31, 2005, respectively.

     Total CAPS and dealer enrollment fees earned from affiliated dealer-partners were $22,000 and $45,000 for the three and six months ended June 30, 2006, respectively, and $22,000 and $51,000 for the same periods in 2005.

     The Company paid for air transportation services provided by a company owned by the Company's majority shareholder and Chairman totaling $14,000 and $24,000 for the three and six months ended June 30, 2006, respectively, and $35,000 for the same periods in 2005.

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

                                   (UNAUDITED)

5.   INCOME TAXES

     A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JUNE 30,           JUNE 30,
                                      ------------------   ----------------
                                         2006   2005         2006   2005
                                         ----   ----         ----   ----
U.S. federal statutory rate              35.0%  35.0%        35.0%  35.0%
State income taxes                       (0.7)   2.4          0.3    2.2
U.S. tax impact of foreign earnings      (0.1)   0.1         (0.1)    --
Other                                     0.4   (0.3)         0.4     --
                                         ----   ----         ----   ----
Effective tax rate                       34.6%  37.2%        35.6%  37.2%
                                         ====   ====         ====   ====

     The differences between the U.S. federal statutory rate and the Company's consolidated effective tax rate are primarily related to state income taxes that are included in the provision for income taxes. A decrease in the effective tax rate to 34.6% and 35.6% for the three and six months ended June 30, 2006, respectively, from 37.2% for the same periods in 2005 is primarily due to a reduction of state tax liability as a result of a settlement.

6.   CAPITAL TRANSACTIONS

     Pursuant to the Company's Incentive Compensation Plan (the "Incentive Plan"), which was approved by shareholders on May 13, 2004, the Company has reserved 1.0 million shares of its common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014.

     During the six months ended June 30, 2006, the Company granted 115,757 shares of restricted stock to employees and officers under the Incentive Plan, of which 103,867 shares vest in full or in part based on the Company's satisfaction of certain performance-related criteria and 11,890 shares vest over a five year period. The Company recorded $2.8 million of unearned stock-based compensation for the six months ended June 30, 2006 representing the grant date fair value of the restricted stock granted during the period. Unearned stock-based compensation is recognized as stock-based compensation expense over the expected vesting period of the restricted stock.

     The Company recognized stock-based compensation expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2006, respectively, and $0.1 million for the three and six months ended June 30, 2005 for outstanding restricted stock.

     At June 30, 2006 and December 31, 2005, the Company had 214,636 and 98,879 shares of restricted stock outstanding, respectively. Shares available for future grants under the Incentive Plan totaled 785,364 at June 30, 2006.

7.   DUTCH TENDER OFFER

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

                                   (UNAUDITED)

8.   BUSINESS SEGMENT INFORMATION

     During the first quarter of 2006, the Company combined the United Kingdom business segment into its Other business segment as the Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary on December 30, 2005 and the United Kingdom segment no longer met the quantitative thresholds of a reportable segment. As a result, the Company now has two reportable business segments: United States and Other. Prior year's disclosures have been reclassified to conform to the current year presentation. The United States segment primarily consists of the Company's United States automobile financing business. The Other segment consists of the Company's discontinued United Kingdom automobile financing business, automobile leasing business, Canadian automobile financing business and secured lines of credit and floorplan financing products. The Company is currently liquidating its operations in the Other segment.

     Selected segment information is set forth below (in thousands):

                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   JUNE 30,             JUNE 30,
                                              ------------------   ------------------
                                                 2006      2005      2006       2005
                                               -------   -------   --------   -------
Revenue:
   United States                               $54,867   $49,969   $107,909   $97,219
   Other                                           214       367        198       853
                                               -------   -------   --------   -------
      Total revenue                            $55,081   $50,336   $108,107   $98,072
                                               =======   =======   ========   =======
Income from continuing operations before
   provision for income taxes:
   United States                               $26,851   $26,327   $ 54,063   $51,157
   Other                                           212        93        133        33
                                               -------   -------   --------   -------
   Total income from continuing operations
      before provision for income taxes        $27,063   $26,420   $ 54,196   $51,190
                                               =======   =======   ========   =======

                                               JUNE 30, 2006   DECEMBER 31, 2005
                                               -------------   -----------------
Segment Assets
   United States                                  $649,253          $614,149
   Other                                             1,340             5,245
                                                  --------          --------
   Total Assets                                   $650,593          $619,394
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

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                             -----------------------   -----------------------
                                                2006         2005         2006         2005
                                             ----------   ----------   ----------   ----------
Weighted average common shares outstanding   32,979,572   37,016,038   34,554,605   36,933,601
Common stock equivalents                      2,454,372    2,048,848    2,475,351    2,340,223
                                             ----------   ----------   ----------   ----------
Weighted average common shares and common
   stock equivalents                         35,433,944   39,064,886   37,029,956   39,273,824
                                             ==========   ==========   ==========   ==========

     The diluted net income per share calculation excludes stock options to purchase 110,000 shares for the three months ended June 30, 2005 as inclusion of these options would be anti-dilutive to the net income per share due to the relationship between the exercise prices and the average market price of common stock during this period. There were no stock options that would be anti-dilutive for the three months ended June 30, 2006 or the six months ended June 30, 2006 and 2005.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
                                   (UNAUDITED)

10.  OTHER ASSETS

     As of June 30, 2006 and December 31, 2005, deferred debt issuance costs were $3.8 million (net of amortization expense of $1.5 million) and $1.6 million (net of amortization expense of $3.8 million), respectively. Expenses associated with the issuance of debt instruments are capitalized and amortized over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.

11.  SUBSEQUENT EVENT

    On August 1, 2006, the Company's Board of Directors authorized the repurchase of up to $25.0 million of the Company's common stock in addition to the Board's prior authorizations. The additional shares may be repurchased through the open market or in privately negotiated transactions from time to time under terms defined by the Board. Unless terminated earlier by resolution of the Board, the share repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. Through August 1, 2006, the Company has repurchased approximately 6.8 million shares under this program at a cost of $62.8 million.

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

     The Company is an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the dealer-partner and immediately assigned to the Company. The compensation paid to the dealer-partner in exchange for the Consumer Loan is paid in two parts. A portion of the compensation is paid at the time of origination, and a portion is paid based on the performance of the loan. The amount paid at the time of origination is called an advance; the portion paid over time is called dealer holdback. For accounting purposes, a majority of the transactions described above are not considered to be loans to consumers. Instead the Company's accounting reflects that of a lender to the dealer-partner. This classification for accounting purposes is primarily a result of (i) the dealer-partner's financial interest in the Consumer Loan and
(ii) certain elements of the Company's legal relationship with the dealer-partner. A small percentage of transactions in the United States are considered to be Consumer Loans for accounting purposes. The cash amount advanced to the dealer-partner is recorded as an asset on the Company's balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the amount recorded in Loans receivable. For additional information regarding the Company's accounting for Loans receivable, see Note 2 to the consolidated financial statements, which is incorporated herein by reference.

     The Company believes it has been successful in improving the profitability of its Dealer Loans in recent years primarily as a result of increasing the spread between the forecasted collection rate and the advance rate, and increasing revenue from ancillary products. For the three months ended June 30, 2006, Dealer Loan originations grew 5.8% compared to the same period in 2005 due to an increase in the number of active dealer-partners which resulted in an increase in the number of Consumer Loans accepted. Since the Company believes it is one of only a few financial services companies serving the Company's target market, the Company believes that it has an opportunity to grow its business profitably in the future.

     Critical success factors for the Company include access to capital and the ability to accurately forecast Consumer Loan performance. The Company's strategy for accessing the capital required to grow its business is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and
(iii) maintain multiple funding sources. The Company's funded debt to equity ratio is 0.8 to 1.0 at June 30, 2006. The Company currently funds its business through a bank line of credit facility, privately placed secured financings and commercial bank conduit-financed secured financings.

CONSUMER LOAN PERFORMANCE

     Although the majority of loan originations are recorded in the Company's financial statements as Dealer Loans, each transaction starts with a loan from the dealer-partner to the individual purchasing the vehicle. Since the cash flows available to repay the Dealer Loans are generated, in most cases, from the underlying Consumer Loan, the performance of the Consumer Loans are critical to the Company's financial results. The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that have been realized as of June 30, 2006 for the United States business segment. Payments of dealer holdback and accelerated payments of dealer holdback are not included in the analysis of the initial advance paid to the dealer-partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

                              As of June 30, 2006
              ---------------------------------------------------
  Year of      Forecasted                           % of Forecast
Origination   Collection %   Advance %   Spread %      Realized
-----------   ------------   ---------   --------   -------------
    1996          55.0%        46.9%        8.1%        100.0%
    1997          58.4%        47.8%       10.6%         99.5%
    1998          67.6%        46.0%       21.6%         98.8%
    1999          72.5%        48.7%       23.8%         98.0%
    2000          73.1%        47.9%       25.2%         97.1%
    2001          67.6%        45.9%       21.7%         96.8%
    2002          70.5%        42.2%       28.3%         96.5%
    2003          74.4%        43.4%       31.0%         90.8%
    2004          73.7%        44.0%       29.7%         74.0%
    2005          74.8%        46.9%       27.9%         44.8%
    2006          73.8%        46.7%       27.1%         11.3%

     The following table compares the Company's forecast of Consumer Loan collection rates as of June 30, 2006 with the forecast as of December 31, 2005:

                             June 30, 2006           December 31, 2005
Loan Origination Year   Forecasted Collection %   Forecasted Collection %   Variance
---------------------   -----------------------   -----------------------   --------
         1996                    55.0%                     55.0%              0.0%
         1997                    58.4%                     58.3%              0.1%
         1998                    67.6%                     67.7%             (0.1)%
         1999                    72.5%                     72.7%             (0.2)%
         2000                    73.1%                     73.2%             (0.1)%
         2001                    67.6%                     67.2%              0.4%
         2002                    70.5%                     70.3%              0.2%
         2003                    74.4%                     74.0%              0.4%
         2004                    73.7%                     72.9%              0.8%
         2005                    74.8%                     73.6%              1.2%

     Accurately forecasting future collection rates is critical to the Company's success. The risk of a forecasting error declines as Consumer Loans age. For example, the risk of a material forecasting error for business written in 1999 is very small since 98.0% of the total amount forecasted has already been realized. In contrast, the Company's forecast for recent Consumer Loans is less certain. If the Company produces disappointing operating results, it will likely be because the Company overestimated future Consumer Loan performance. Although the Company makes every effort to estimate collection rates as accurately as possible, there can be no assurance that the Company's estimates will be accurate or that Consumer Loan performance will be as expected.

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

     There were no material changes in credit policy or pricing in the second quarter of 2006, other than routine changes designed to maintain current profitability levels.

                              RESULTS OF OPERATIONS

    Three and Six Months Ended June 30, 2006 Compared to Three and Six Months
                               Ended June 30, 2005

     The following is a discussion of the results of operations and income statement data for the Company on a consolidated basis.

                                              THREE MONTHS             THREE MONTHS
                                                  ENDED                    ENDED
                                                JUNE 30,      % OF       JUNE 30,       % OF
(Dollars in thousands)                            2006       REVENUE       2005       REVENUE
                                              ------------   -------   ------------   -------
REVENUE:
Finance charges                                 $47,919        87.0%      $44,295       88.0%
License fees                                      3,204         5.8         2,252        4.5
Other income                                      3,958         7.2         3,789        7.5
                                                -------       -----       -------      -----
   Total revenue                                 55,081       100.0        50,336      100.0

COSTS AND EXPENSES:
Salaries and wages                                9,861        17.9         8,939       17.8
General and administrative                        6,297        11.4         5,885       11.7
Sales and marketing                               3,406         6.2         3,269        6.5
Provision for credit losses                       2,641         4.8         1,816        3.6
Interest                                          5,660        10.3         3,613        7.2
Stock-based compensation expense                    104         0.2           510        1.0
Other expense                                        55         0.1           266        0.5
                                                -------       -----       -------      -----
   Total costs and expenses                      28,024        50.9        24,298       48.3
                                                -------       -----       -------      -----
Operating income                                 27,057        49.1        26,038       51.7
Foreign exchange gain                                 6          --           382        0.8
                                                -------       -----       -------      -----
Income from continuing operations before
   provision for income taxes                    27,063        49.1        26,420       52.5
Provision for income taxes                        9,364        17.0         9,817       19.5
                                                -------       -----       -------      -----
Income from continuing operations                17,699        32.1        16,603       33.0
                                                -------       -----       -------      -----
Discontinued operations
   (Loss) gain from operations of
      discontinued United Kingdom
      operations                                   (132)       (0.2)          630        1.3
   (Credit) provision for income taxes              (39)       (0.1)          180        0.4
                                                -------       -----       -------      -----
(Loss) gain from discontinued operations            (93)       (0.1)          450        0.9
                                                -------       -----       -------      -----
Net income                                      $17,606        32.0%      $17,053       33.9%
                                                =======       =====       =======      =====

                                              SIX MONTHS             SIX MONTHS
                                                 ENDED                  ENDED
                                               JUNE 30,     % OF      JUNE 30,      % OF
(Dollars in thousands)                           2006      REVENUE      2005      REVENUE
                                              ----------   -------   ----------   -------
REVENUE:
Finance charges                                $ 93,926      86.9%     $86,333      88.0%
License fees                                      6,101       5.6        4,212       4.3
Other income                                      8,080       7.5        7,527       7.7
                                               --------     -----      -------     -----
   Total revenue                                108,107     100.0       98,072     100.0

COSTS AND EXPENSES:
Salaries and wages                               20,613      19.1       18,006      18.4
General and administrative                       13,062      12.1       11,415      11.6
Sales and marketing                               7,765       7.2        6,796       6.9
Provision for credit losses                       3,165       2.9        2,670       2.7
Interest                                          9,234       8.5        7,356       7.5
Stock-based compensation expense                    (54)       --        1,265       1.3
Other expense                                       137       0.1          401       0.4
                                               --------     -----      -------     -----
   Total costs and expenses                      53,922      49.9       47,909      48.8
                                               --------     -----      -------     -----
Operating income                                 54,185      50.1       50,163      51.2
Foreign exchange gain                                11        --        1,027       1.0
                                               --------     -----      -------     -----
Income from continuing operations before
   provision for income taxes                    54,196      50.1       51,190      52.2
Provision for income taxes                       19,292      17.8       19,057      19.4
                                               --------     -----      -------     -----
Income from continuing operations                34,904      32.3       32,133      32.8
                                               --------     -----      -------     -----
Discontinued operations
   (Loss) gain from operations of
      discontinued United Kingdom
      operations                                   (145)     (0.1)         885       0.9
   (Credit) provision for income taxes              (44)       --          251       0.3
                                               --------     -----      -------     -----
(Loss) gain from discontinued operations           (101)     (0.1)         634       0.6
                                               --------     -----      -------     -----
Net income                                     $ 34,803      32.2%     $32,767      33.4%
                                               ========     =====      =======     =====

     For the three months ended June 30, 2006, net income increased to $17.6 million, or $0.50 per diluted share, compared to $17.1 million, or $0.44 per diluted share, for the same period in 2005. The increase in net income primarily reflects the following:

     - Finance charge revenue increased $3.6 million (8.2%) primarily due to a 5.7% increase in the average size of the loan portfolio.

     - License fees increased $1.0 million primarily due to an increase in the number of dealer-partners.

     - A decrease in the effective tax rate from 37.2% to 34.6% primarily due to a reduction of state tax liability as a result of a settlement.

     Partially offsetting these improvements:

     - Interest expense increased $2.0 million primarily due to an increase in interest rates and a 25.7% increase in the amount of average outstanding debt as a result of borrowings used to fund stock repurchases in the first and second quarters of 2006.

     For the six months ended June 30, 2006, net income increased to $34.8 million, or $0.94 per diluted share, compared to $32.8 million, or $0.83 per diluted share, for the same period in 2005. The increase in net income primarily reflects the following:

     - Finance charge revenue increased $7.6 million (8.8%) primarily due to a 5.9% increase in the average size of the loan portfolio.

     - License fees increased $1.9 million primarily due to an increase in the number of dealer-partners.

     - Stock-based compensation expense decreased $1.3 million primarily due to a decline in the number of unvested stock options and the Company's adoption of SFAS No. 123R.

     Partially offsetting these improvements:

     - Foreign exchange gain decreased $1.0 million. The foreign exchange gains for the six months ended June 30, 2005 were primarily the result of changes in the fair value of forward contracts entered into during the third quarter of 2003. There were no forward contracts outstanding during 2006.

     Finance Charges. Finance charges increased to $47.9 million and $93.9 million for the three and six months ended June 30, 2006 from $44.3 million and $86.3 million for the same periods in 2005 primarily due to increases in the size of the Dealer Loan portfolio.

     The following table summarizes the changes in active dealer-partners and corresponding Consumer Loan unit volume for the three months ended June 30, 2006 and 2005:

                                                        THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                                               %
                                                           2006     2005    CHANGE
                                                          ------   ------   ------
Consumer Loan unit volume                                 20,176   19,018     6.1
Active dealer-partners (1)                                 1,510    1,224    23.4
                                                          ------   ------
Average volume per dealer-partner                           13.4     15.5   (13.5)

Consumer Loan unit volume from dealer-partners
   active both periods                                    13,160   15,227   (13.6)
Dealer-partners active both periods                          814      814     --
                                                          ------   ------
Average volume per dealer-partner active both periods       16.2     18.7   (13.4)

Consumer Loan unit volume from new dealer-partners         1,085    1,558   (30.4)
New active dealer-partners (2)                               188      222   (15.3)
                                                          ------   ------
Average volume per new active dealer-partner                 5.8      7.0   (17.1)

Attrition (3)                                              -19.9%   -13.9%

(1) Active dealer-partners are dealer-partners who submit at least one Consumer Loan during the period.

(2) New dealer-partners are dealer-partners that have enrolled in the Company's program and have submitted their first Consumer Loan to the Company during the period.

(3) Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from dealer-partners who submitted at least one Consumer Loan during the comparable period of the prior year but who submitted no Consumer Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

     In March 2005, the Company implemented a change in policy that allows prospective dealer-partners to enroll in the Company's program without paying the $9,850 enrollment fee. Prospective dealer-partners choosing this option instead agree to allow the Company to keep 50% of the first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after 100 Consumer Loans have been originated and assigned to the Company. While the Company will lose enrollment fee revenue on those dealer-partners choosing this option and not reaching 100 Consumer Loans or otherwise qualifying for a Portfolio Profit Express payment, the Company estimates that it will realize higher per dealer-partner enrollment fee revenue from those dealer-partners choosing this option and qualifying for a Portfolio Profit Express payment. Based on the historical average of Portfolio Profit Express payments, the Company expects average enrollment fee revenue per dealer-partner for those dealer-partners electing the new option and reaching 100 Consumer Loans will be approximately $15,000 - $20,000. Approximately 72% of the dealer-partners that enrolled during the second quarter of 2006 took advantage of this new enrollment option.

     License Fees. License fees increased to $3.2 million and $6.1 million for the three and six months ended June 30, 2006 from $2.3 million and $4.2 million for the same periods in 2005. License fees represent CAPS fees charged to dealer-partners on a monthly basis. The increases were primarily due to an increase in the number of dealer-partners. The average number of dealer-partners billed for CAPS fees for the six months ended June 30, 2006 was 1,806 compared to 1,179 for the same period in the prior year. In February 2005, the rate for CAPS fees increased from $499 per dealer-partner per month to $599 per month.

     Salaries and Wages. Salaries and wages, as a percentage of revenue, remained comparable at 17.9% and 17.8% for the three months ended June 30, 2006 and 2005, respectively. Salaries and wages, as a percentage of revenue, increased to 19.1% for the six months ended June 30, 2006 compared to 18.4% for the same period in 2005. The increase, as a percentage of revenue, for the six months was primarily due to increased costs of information systems personnel.

     General and Administrative. General and administrative expenses, as a percentage of revenue, remained consistent at 11.4% for the three months ended June 30, 2006 compared to 11.7% for the same period in 2005 while these expenses, as a percentage of revenue, increased to 12.1% for the six months ended June 30, 2006, compared to 11.6% for the same period in 2005. The increase, as a percentage of revenue, for the six months was primarily due to additional professional fees associated with the Company's restatement of its financial statements and an increase in corporate legal expenses.

     Provision for Credit Losses. The provision for credit losses increased to $2.6 million and $3.2 million for the three and six months ended June 30, 2006 compared to $1.8 million and $2.7 million for the same periods in 2005. The provision for credit losses consists primarily of a provision to reduce the carrying value of Dealer Loans to maintain the initial yield established at the inception of the Dealer Loan. Additionally, the provision for credit losses includes a provision for losses on notes receivable and a provision for earned but unpaid revenue related to license fees. The increases in the provision for the three and six months ended June 30, 2006 were primarily due to an increase in the provision for credit losses required to maintain the initial yield established at the inception of the Dealer Loan.

     Interest. Interest expense increased to $5.7 million and $9.2 million for the three and six months ended June 30, 2006 from $3.6 million and $7.4 million for the same periods in 2005. The increase in interest expense during the three months ended June 30, 2006 was primarily due to an increase in interest rates and an increase in the average amount of outstanding debt as a result of borrowings used to fund stock repurchases in the first and second quarters of 2006. The increase in interest expense during the six months ended June 30, 2006 was primarily due to an increase in interest rates.

     Stock-based Compensation Expense. Stock-based compensation expense decreased to $0.1 million and $(0.1) million for the three and six months ended June 30, 2006 from $0.5 million and $1.3 million for the same periods in 2005. The decrease for the three months ended June 30, 2006 was primarily due to a decline in the number of unvested stock options outstanding and an adjustment recognized in the second quarter of 2006 as a result of an increase in the period over which certain performance based stock options and restricted stock are expected to vest. The decrease for the six months ended June 30, 2006 was primarily due to: (i) a decline in the number of unvested stock options outstanding, (ii) the Company's adoption of SFAS No. 123R, and (iii) an adjustment recognized in the second quarter of 2006 as a result of an increase in the period over which certain performance based stock options and restricted stock are expected to vest.

     Foreign Currency Gain. Foreign currency gain decreased to $6,000 and $11,000 for the three and six months ended June 30, 2006 from $0.4 million and $1.0 million for the same periods in 2005. The foreign currency gains for the three and six months ended June 30, 2005 were primarily the result of changes in the fair value of forward contracts entered into during the third quarter of 2003. There were no forward contracts outstanding during 2006.

     Provision for Income Taxes. The effective tax rate decreased to 34.6% from 37.2% for the three months ended June 30, 2006 and 2005, respectively, primarily due to a reduction of state tax liability as a result of a settlement. The effective tax rate remained consistent at 35.6% and 37.2% for the six months ended June 30, 2006 and 2005, respectively.

RETURN ON CAPITAL

     The return on capital analysis provides an additional perspective on the financial performance of the Company. The Company believes this information provides a useful measurement of how effectively the Company is utilizing its capital. Return on capital is equal to net operating profit after-tax (net income plus interest expense after-tax) divided by average capital as follows:

                                 FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                    ENDED JUNE 30,         ENDED JUNE 30,
                                 --------------------   -------------------
(Dollars in thousands)              2006       2005       2006       2005
                                  --------   --------   --------   --------
Net income                        $ 17,606   $ 17,053   $ 34,803   $ 32,767
Interest expense after-tax (1)       3,566      2,276      5,817      4,634
                                  --------   --------   --------   --------
Net operating profit after-tax    $ 21,172   $ 19,329   $ 40,620   $ 37,401
                                  ========   ========   ========   ========
Average debt                      $256,162   $203,800   $205,900   $199,434
Average shareholders' equity       294,023    325,359    331,107    316,292
                                  --------   --------   --------   --------
Average capital                   $550,185   $529,159   $537,007   $515,726
                                  ========   ========   ========   ========
Return on capital                     15.4%      14.6%      15.1%      14.5%

(1) Interest expense after-tax calculated using a 37% tax rate which approximates the Company's long term effective tax rate.

ECONOMIC PROFIT

     The Company defines economic profit as net income less an imputed cost of equity. Economic profit measures how efficiently the Company utilizes its capital. To consider the cost of both debt and equity, the Company's calculation of economic profit deducts from net income a cost of equity equal to 10% of average equity, which approximates the S&P 500's rate of return since 1965. Management uses economic profit to assess the Company's performance as well as to make capital allocation decisions. Management believes this information is important to shareholders because it allows shareholders to compare the returns earned by the Company with the return they could expect if the Company returned capital to shareholders and they invested in other securities.

                                                   FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                      ENDED JUNE 30,              ENDED JUNE 30,
                                                -------------------------   -------------------------
(Dollars in thousands, except per share data)       2006          2005          2006          2005
                                                -----------   -----------   -----------   -----------
Net income                                      $    17,606   $    17,053   $    34,803   $    32,767
Imputed cost of equity at 10% (1)                    (7,351)       (8,134)      (16,556)      (15,815)
                                                -----------   -----------   -----------   -----------
   Total economic profit                        $    10,255   $     8,919   $    18,247   $    16,952
                                                ===========   ===========   ===========   ===========
Diluted weighted average shares outstanding      35,433,944    39,064,886    37,029,956    39,273,824
Economic profit per diluted share (2)           $      0.29   $      0.23   $      0.49   $      0.43

(1) Cost of equity is equal to 10% (on an annual basis) of average shareholders' equity, as disclosed in the Return on Capital calculation.

(2) Economic profit per diluted share equals the economic profit divided by the diluted weighted average number of shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under the Company's line of credit and secured financings. The Company's principal need for capital is to fund Dealer Loan originations and for the payment of dealer holdbacks.

     The Company's cash and cash equivalents decreased to $0.4 million as of June 30, 2006 from $7.1 million at December 31, 2005. The Company's total balance sheet indebtedness increased to $245.0 million at June 30, 2006 from $146.9 million at December 31, 2005. This increase was primarily a result of borrowings used to fund stock repurchases in the first and second quarters of 2006.

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

     Restricted securities available for sale consisted of the following:

                                                   AS OF JUNE 30, 2006
                                      --------------------------------------------
                                                  GROSS        GROSS     ESTIMATED
                                               UNREALIZED   UNREALIZED     FAIR
(in thousands)                         COST       GAINS       LOSSES       VALUE
                                      ------   ----------   ----------   ---------
US Government and agency securities   $1,628       $--        $ (32)       $1,596
Corporate bonds                        2,319        --          (71)        2,248
                                      ------       ---        -----        ------
Total restricted securities
   available for sale                 $3,947       $--        $(103)       $3,844
                                      ======       ===        =====        ======

                                                AS OF DECEMBER 31, 2005
                                      --------------------------------------------
                                                  GROSS        GROSS     ESTIMATED
                                               UNREALIZED   UNREALIZED     FAIR
                                       COST       GAINS       LOSSES       VALUE
                                      ------   ----------   ----------   ---------
US Government and agency securities   $1,336       $--         $(14)       $1,322
Corporate bonds                        2,068        --          (45)        2,023
                                      ------       ---         -----       ------
Total restricted securities
   available for sale                 $3,404       $--         $(59)       $3,345
                                      ======       ===         =====       ======

     The cost and estimated fair values of securities available for sale by contractual maturity as of the dates shown are set forth in the table below (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    AS OF JUNE 30, 2006   AS OF DECEMBER 31, 2005
                                    -------------------   -----------------------
                                             ESTIMATED               ESTIMATED
(in thousands)                       COST    FAIR VALUE      COST    FAIR VALUE
                                    ------   ----------     ------   ----------
Contractual Maturity
   Within one year                  $  482     $  472       $   --     $   --
   Over one year to five years       3,465      3,372        3,028      2,971
   Over five years to ten years         --         --          376        374
   Over ten years                       --         --           --         --
                                    ------     ------       ------     ------
      Total restricted securities
         available for sale         $3,947     $3,844       $3,404     $3,345
                                    ======     ======       ======     ======

     Stock Repurchases. In the first quarter of 2006, the Board of Directors authorized the repurchase of up to 5.0 million common shares through a modified Dutch auction tender offer. Upon expiration of the tender offer in March 2006, the Company repurchased 4.1 million shares at a cost of $103.2 million.

     On August 1, 2006, the Company's Board of Directors authorized the repurchase of up to $25.0 million of the Company's common stock in addition to the Board's prior authorizations.

     For additional information regarding the Company's stock repurchase program, see "Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds", which is incorporated herein by reference.

     Line of Credit Facility. At June 30, 2006, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 20, 2008. At June 30, 2006, the agreement provided that, at the Company's option, interest is payable at either the Eurodollar rate plus 130 basis points (6.62% at June 30, 2006), or at the prime rate (8.25% at June 30, 2006). The Eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 75% of the net book value of Dealer Loans plus 75% of the net book value of Consumer Loans purchased by the Company (not to exceed a maximum of 25% of the aggregate borrowing base limitation), less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. As of June 30, 2006, there was $99.1 million available under the line of credit.

     Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay annual and quarterly fees on the amount of the commitment. As of June 30, 2006 and December 31, 2005, there was $34.4 million and $36.3 million outstanding under this facility. The maximum amount outstanding was approximately $103.9 million and $54.9 million during the three months ended June 30, 2006 and 2005, respectively. The weighted average balance outstanding was $66.9 million and $40.8 million during the three months ended June 30, 2006 and 2005, respectively. The weighted average interest rate on line of credit borrowings outstanding on June 30, 2006 was 6.60%.

     Secured Financing. The Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. II ("Warehouse Funding" or "2003-2"), has a revolving secured financing facility with institutional investors. In the first quarter of 2006, Warehouse Funding increased the facility limit and renewed the commitment. Under the renewed facility, which matures on February 14, 2007, Warehouse Funding may receive up to $325.0 million in financing when the Company conveys Dealer Loans to Warehouse Funding for cash and equity in Warehouse Funding. Warehouse Funding will in turn pledge the Dealer Loans as collateral to the institutional investors to secure loans that will fund the cash portion of the purchase price of the Dealer Loans. Warehouse Funding receives 75% of the net book value of the contributed Dealer Loans up to the $325.0 million facility limit. In addition to the maturity of the facility, there is a requirement that certain amounts outstanding under the facility be refinanced within 360 days of the most recent refinancing occurring after February 15, 2006. On April 18, 2006, $100.0 million of the amounts outstanding under the facility were refinanced. If the second refinancing does not occur within 360 days of April 18, 2006 or the requirement is not waived, or if the facility is not extended, the transaction will cease to revolve, will amortize as collections are received and, at the option of the institutional investor, may be subject to acceleration and foreclosure. Although Warehouse Funding will be liable for any secured financing under the facility, the financing is non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes. As Warehouse Funding is organized as a separate special purpose legal entity from the Company, assets of Warehouse Funding (including the conveyed Dealer Loans) will not be available to satisfy the general obligations of the Company. All the assets of Warehouse Funding have been encumbered to secure Warehouse Funding's obligations to its creditors. Borrowings under the facility will bear interest at a floating rate equal to the commercial paper rate plus 65 basis points (5.86% at June 30, 2006), which has been limited to a maximum rate of 6.75% through interest rate cap agreements executed in the third quarter of 2005 and first quarter of 2006. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not have any rights in any portion of such collections. As of June 30, 2006 and December 31, 2005, there was $102.0 million and $101.5 million, respectively, outstanding under this facility.

     As noted above, on April 18, 2006, the Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2006-1 ("Funding 2006-1"), completed a secured financing transaction in which Funding 2006-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2006-1, Dealer Loans having a net book value of approximately $133.5 million to Funding 2006-1, which, in turn, conveyed the Dealer Loans to a trust that issued $100.0 million in notes to qualified institutional investors. Radian Asset Assurance Inc. issued the primary financial insurance policy in connection with the transaction, and XL Capital Assurance, Inc. issued a backup financial insurance policy. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes were rated "Aaa" by Moody's Investor Services and "AAA" by Standard & Poor's Rating Services. The proceeds of the initial conveyance to Funding 2006-1 were used by the Company to purchase Dealer Loans, on an arm's-length basis, from Warehouse Funding. Through October 15, 2006, the Company may be required, and is likely, to convey additional Dealer Loans to Funding 2006-1, which will be conveyed by Funding 2006-1 to the trust. As of June 30, 2006, additional Dealer Loans having a net book value of approximately $29.7 million had been conveyed by the Company after the completion of the initial funding. After October 15, 2006, the debt outstanding under this facility will begin to amortize. The total expected term of the facility is 17 months. The secured financing creates loans for which the trust is liable and which are secured by all the assets of the trust. Such loans are non-recourse to the Company, even though the trust, Funding 2006-1 and the Company are consolidated for financial reporting purposes. As Funding 2006-1 is organized as a separate legal entity from the Company, assets of Funding 2006-1 (including the conveyed Dealer Loans) are not available to satisfy the general obligations of the Company. The notes bear interest at a fixed rate of 5.36%. The expected annualized cost of the secured financing, including underwriter's fees, the insurance premiums and other costs is approximately 7.6%. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of such collections, except for a limited right in its capacity as Servicer to exercise a "clean-up call" option to purchase Dealer Loans from Funding 2006-1 under certain specified circumstances. In exercising its "clean-up call," the Servicer may repurchase the remaining Dealer Loans from the trust and direct the trust to redeem the indebtedness in whole, whereby the assets of the trust (including the right to remaining collections) would be paid over to Funding 2006-1, and distributed to the Company, resulting in the Company becoming the owner of such remaining collections. Alternatively, when the trust's underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, remaining collections would be paid over to Funding 2006-1 as the sole beneficiary of the trust where they would be available to be distributed to the Company as the sole member of Funding 2006-1. As of June 30, 2006 there was $100.0 million outstanding under this secured financing transaction.

     The Company and its subsidiaries have completed a total of twelve secured financing transactions, ten of which have been repaid in full as of June 30, 2006. Information about the outstanding secured financing transactions as of June 30, 2006 are set forth in the following table (in thousands):

                                       Secured Financing    Secured Dealer
 Issue                                     Balance at      Loan Balance at
Number      Close Date        Limit      June 30, 2006      June 30, 2006
------   ----------------   --------   -----------------   ---------------
2003-2   September 2003*    $325,000        $102,000           $182,709
2006-1   April 2006         $100,000        $100,000           $133,555

* In February 2006, the 2003-2 Loan and Security Agreement was amended to increase the facility limit to $325.0 million and extend the commitment period to February 14, 2007.

     Mortgage Loan. The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $7.2 million and $7.5 million outstanding on this loan as of June 30, 2006 and December 31, 2005, respectively. The loan matures on June 9, 2009, bears interest at a fixed rate of 5.35%, and requires monthly payments of $92,156 and a balloon payment at maturity for the balance of the loan.

     Capital Lease Obligations. As of June 30, 2006, the Company has various capital lease obligations outstanding for computer equipment, with monthly payments totaling $79,000. The total amount of capital lease obligations outstanding as of June 30, 2006 and December 31, 2005 were $1.4 million and $1.6 million, respectively. These capital lease obligations bear interest at rates ranging from 7.87% to 9.31% and have maturity dates between January 2007 and April 2009.

     Debt Covenants. As of June 30, 2006, the Company is in compliance with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of the Company's assets to debt and its earnings before interest, taxes and non-cash expenses to fixed charges. The covenants also limit the maximum ratio of the Company's debt to tangible net worth and the Company must also maintain a specified minimum level of net worth, which may indirectly limit the payment of dividends on common stock.

     Contractual Obligations. In addition to the balance sheet indebtedness as of June 30, 2006, the Company also has contractual obligations resulting in future minimum payments under operating leases. A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                                PAYMENTS DUE BY PERIOD
                                   ------------------------------------------------
                                                LESS                        GREATER
                                                THAN        1-3      3-5      THAN
CONTRACTUAL OBLIGATIONS              TOTAL     1 YEAR      YEARS    YEARS   5 YEARS
-----------------------            --------   --------   --------   -----   -------
Long-term debt obligations         $243,586   $102,734   $140,852    $--      $--
Capital lease obligations             1,399        812        587     --       --
Operating lease obligations           1,710        715        995     --       --
Purchase obligations                     --         --         --     --       --
Other long-term obligations              --         --         --     --       --
                                   --------   --------   --------    ---      ---
   Total contractual obligations   $246,695   $104,261   $142,434    $--      $--
                                   ========   ========   ========    ===      ===

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the recognition of finance charge revenue and the allowance for credit losses. Item 7 of the Company's Annual Report on Form 10-K discusses several critical accounting policies, which the Company believes involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting policies, other than related to stock-based compensation expense as discussed in Note 2 to the consolidated financial statements, incorporated herein by reference, from those discussed in the Company's annual report on Form 10-K for the year ended December 31, 2005.

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

     The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. These forward-looking statements represent the Company's outlook only as of the date of this report. While the Company believes that its forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of the Company's Form 10-K for the year ended December 31, 2005, other risk factors discussed herein or listed from time to time in the Company's reports filed with the Securities and Exchange Commission and the following:

          - The Company's inability to accurately forecast the amount and timing of future collections could have a material adverse effect on results of operations.

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

     Changes in Internal Controls Over Financial Reporting. There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     The Company is currently a defendant in a class action proceeding commenced on October 15, 1996 in the Circuit Court of Jackson County, Missouri and removed to the United States District Court for the Western District of Missouri. The complaint seeks unspecified money damages for alleged violations of a number of state and federal consumer protection laws. On October 9, 1997, the District Court certified two classes on the claims brought against the Company, one relating to alleged overcharges of official fees, the other relating to alleged overcharges of post-maturity interest and a subclass relating to allegedly inadequate repossession notices. On August 4, 1998, the District Court granted partial summary judgment on liability in favor of the plaintiffs on the interest overcharge claims based upon the District Court's finding of certain violations but denied summary judgment on certain other claims. The District Court also entered a number of permanent injunctions, which among other things, restrained the Company from collecting on certain class accounts. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable, the Company appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit. Oral argument on the appeals was heard on April 19, 1999. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit overturned the August 4, 1998 partial summary judgment order and injunctions against the Company. The Court of Appeals held that the District Court lacked jurisdiction over the interest overcharge claims and directed the District Court to sever those claims and remand them to state court. On February 18, 2000, the District Court entered an order remanding the post-maturity interest class to the Circuit Court of Jackson County, Missouri while retaining jurisdiction on the official fee class. The Company then filed a motion requesting that the District Court reconsider that portion of its order of August 4, 1998, in which the District Court had denied the Company's motion for summary judgment on the federal Truth-In-Lending Act ("TILA") claim. On May 26, 2000, the District Court entered summary judgment in favor of the Company on the TILA claim and directed the Clerk of the Court to remand the remaining state law official fee claims to the appropriate state court.

     On July 18, 2002, the Circuit Court of Jackson County, Missouri granted plaintiffs leave to file a fourth amended petition which was filed on October 28, 2002. Instead of a subclass of Class 2, that petition alleges a new, expanded Class 3 relating to allegedly inadequate repossession notices. The Company filed a motion to dismiss the plaintiff's fourth amended complaint on November 4, 2002. On November 18, 2002, the Company filed a memorandum urging the decertification of the classes. On February 21, 2003, the plaintiffs filed a brief opposing the Company's November 4, 2002 motion to dismiss the case. On May 19, 2004, the Circuit Court released an order, dated January 9, 2004, that denied the Company's motion to dismiss. On November 16, 2005 the Circuit Court issued an order that, among other things, adopted the District Court's order certifying classes. By adopting the District Court's order, the Circuit Court's order certified only the two original classes and did not certify the new, expanded Class 3. On January 13, 2006, plaintiffs filed a motion entitled Plaintiffs' Motion To Adjust Class 2 Definition To Correspond With Allegations Of Their Fourth Amended Complaint which requested that the "repossession subclass" be deleted from Class 2 and a new Class 3 be adopted. The Company filed a response arguing that the new, expanded Class 3 is inappropriate for a number of reasons including the expiration of the statute of limitations. On May 23, 2006, the Circuit Court issued several orders, including an order granting plaintiffs' motion and adding the new Class 3. On June 2, 2006 the Company filed for leave to appeal the Circuit Court's decision to allow the expanded repossession class as well as its November 16, 2005 certification order.

     The Company will continue its vigorous defense of all remaining claims. However, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table summarizes the Company's stock repurchases for the three months ended June 30, 2006:

                                               TOTAL NUMBER OF       MAXIMUM NUMBER
                                             SHARES PURCHASED AS   OF SHARES THAT MAY
             TOTAL NUMBER                      PART OF PUBLICLY     YET BE PURCHASED
               OF SHARES     AVERAGE PRICE     ANNOUNCED PLANS       UNDER THE PLANS
PERIOD         PURCHASED    PAID PER SHARE       OR PROGRAMS        OR PROGRAMS (a)(b)
------       ------------   --------------   -------------------   --------------------
April 2006           --         $   --                  --               572,233
May 2006        197,043         $26.77             197,043               375,190
June 2006       151,176         $27.42             151,176               224,014
                -------         ------             -------
                348,219         $27.05             348,219
                =======         ======             =======

(a)  On August 5, 1999 the Company announced a stock repurchase program of up to
     1.0 million shares of the Company's common stock. The program authorized the Company to purchase common shares in the open market or in privately negotiated transactions at price levels the Company deems attractive. Since August 1999, the board of directors has authorized several increases to the stock repurchase program, the most recent occurring on February 10, 2006, which increased the total number of shares authorized to be repurchased to
     7.0 million shares. As of June 30, 2006, the Company has repurchased approximately 6.8 million shares under this program at a cost of $62.8 million.

(b) On August 1, 2006, the Company's Board of Directors authorized the repurchase of up to $25.0 million of the Company's common stock in addition to the Board's prior authorizations. The additional shares may be repurchased through the open market or in privately negotiated transactions from time to time under terms defined by the Board. Unless terminated earlier by resolution of the Board, the share repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. Through August 1, 2006, the Company has repurchased approximately 6.8 million shares under this program at a cost of $62.8 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on May 11, 2006 at which the shareholders considered the election of six directors. Each of the six nominees was reelected. The following table summarizes the votes for the election:

Nominee                  Votes For   Votes Withheld
-------                 ----------   --------------
Donald A. Foss          25,055,033            1,159
Glenda J. Chamberlain   25,054,949            1,243
Harry E. Craig          25,053,228            2,964
Daniel P. Leff          25,055,224              968
Brett A. Roberts        25,054,750            1,442
Thomas N. Tryforos      25,055,324              868

     On June 28, 2006, Daniel P. Leff resigned from the Credit Acceptance Corporation Board of Directors, effective immediately, to pursue other interests.

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

                                        CREDIT ACCEPTANCE CORPORATION
                                        (Registrant)


                                        By: /s/ Kenneth S. Booth
                                            ------------------------------------
                                        Kenneth S. Booth
                                        Chief Financial Officer
                                        August 2, 2006
                                        (Principal Financial Officer, Principal
                                        Accounting Officer and Duly Authorized
                                        Officer)

                                INDEX OF EXHIBITS

 EXHIBIT
   NO.     NOTE                             DESCRIPTION
--------   ----   --------------------------------------------------------------
4(f)(71)    (1)   Indenture dated April 18, 2006 between Credit Acceptance Auto
                  Dealer Loan Trust 2006-1 and JPMorgan Chase Bank, N.A.

4(f)(72)    (1)   Sale and Servicing Agreement dated April 18, 2006 among the
                  Company, Credit Acceptance Auto Dealer Loan Trust 2006-1,
                  Credit Acceptance Funding LLC 2006-1, JPMorgan Chase Bank,
                  N.A., and Systems & Services Technologies, Inc.

4(f)(73)    (1)   Backup Servicing Agreement dated April 18, 2006 among the
                  Company, Credit Acceptance Funding LLC 2006-1, Credit
                  Acceptance Auto Dealer Loan Trust 2006-1, Systems & Services
                  Technologies, Inc., Radian Asset Assurance Inc., XL Capital
                  Assurance Inc. and JPMorgan Bank, N.A.

4(f)(74)    (1)   Amended and Restated Trust Agreement dated April 18, 2006
                  between Credit Acceptance Funding LLC 2006-1 and U.S. Bank
                  Trust National Association

4(f)(75)    (1)   Contribution Agreement dated April 18, 2006 between the
                  Company and Credit Acceptance Funding LLC 2006-1

4(f)(76)    (1)   Intercreditor Agreement dated April 18, 2006 among the
                  Company, CAC Warehouse Funding Corporation II, Credit
                  Acceptance Auto Dealer Loan Trust 2006-1, Credit Acceptance
                  Funding LLC 2006-1, Wachovia Capital Markets, LLC, as agent,
                  J.P.Morgan Chase Bank, N.A., as agent, and Comerica Bank, as agent

31(a)       (2)   Certification of Chief Executive Officer, pursuant to Rule
                  13a-14(a) of the Securities Exchange Act of 1934.

31(b)       (2)   Certification of Chief Financial Officer, pursuant to Rule
                  13a-14(a) of the Securities Exchange Act of 1934.

32(a)       (2)   Certification of Chief Executive Officer, pursuant to 18
                  U.S.C. Section 1350 and Rule 13a-14(b) of the Securities
                  Exchange Act of 1934.

32(b)       (2)   Certification of Chief Financial Officer, pursuant to 18
                  U.S.C. Section 1350 and Rule 13a-14(b) of the Securities
                  Exchange Act of 1934.

(1) Previously filed as an exhibit to the Company's Current Report on Form 8-K, as amended, dated April 18, 2006, and incorporated herein by reference.

(2)  Filed herewith.