Form 10-Q
period 2006-09-30
CREDIT ACCEPTANCE CORPORATION
filed 2006-10-30
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                        Commission File Number 000-20202

                          CREDIT ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                            38-1999511
      (State or other jurisdiction                                (IRS Employer
    of incorporation or organization)                            Identification)

25505 WEST TWELVE MILE ROAD, SUITE 3000
          SOUTHFIELD, MICHIGAN                                      48034-8339
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

The number of shares of Common Stock, par value $0.01, outstanding on October 27, 2006 was 30,100,102.

                                TABLE OF CONTENTS

                         PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Income Statements -
           Three and nine months ended September 30, 2006 and 2005             1

        Consolidated Balance Sheets -
           As of September 30, 2006 and December 31, 2005                      2

        Consolidated Statements of Cash Flows -
           Nine months ended September 30, 2006 and 2005                       3

        Notes to Consolidated Financial Statements                             4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                             16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS           26

ITEM 4. CONTROLS AND PROCEDURES                                               26

                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     27

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS           28

ITEM 6. EXHIBITS                                                              28

SIGNATURES                                                                    29

INDEX OF EXHIBITS                                                             30

                         PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                     -------------------------   -------------------------
(Dollars in thousands, except per share data)            2006          2005          2006          2005
                                                     -----------   -----------   -----------   -----------
REVENUE:
   Finance charges                                   $    47,474   $    45,047   $   141,400   $   131,380
   License fees                                            3,599         2,658         9,700         6,870
   Other income                                            4,329         3,918        12,409        11,445
                                                     -----------   -----------   -----------   -----------
      Total revenue                                       55,402        51,623       163,509       149,695
                                                     -----------   -----------   -----------   -----------
COSTS AND EXPENSES:
   Salaries and wages                                     10,666         9,497        31,279        27,503
   General and administrative                              6,063         5,440        19,125        16,855
   Sales and marketing                                     3,942         4,160        11,707        10,956
   Provision for credit losses                             4,404         4,703         7,569         7,373
   Interest                                                5,837         3,655        15,071        11,011
   Stock-based compensation                                  242           491           188         1,756
   Other expense                                              40           489           177           890
                                                     -----------   -----------   -----------   -----------
      Total costs and expenses                            31,194        28,435        85,116        76,344
                                                     -----------   -----------   -----------   -----------
Operating income                                          24,208        23,188        78,393        73,351
   Foreign currency gain (loss)                                1           (8)            12         1,019
                                                     -----------   -----------   -----------   -----------
Income from continuing operations before
   provision for income taxes                             24,209        23,180        78,405        74,370
   Provision for income taxes                              8,775         9,231        28,067        28,288
                                                     -----------   -----------   -----------   -----------
Income from continuing operations                         15,434        13,949        50,338        46,082
                                                     -----------   -----------   -----------   -----------
Discontinued operations
   (Loss) gain from discontinued United Kingdom
      operations                                            (132)          922          (277)        1,807
   (Credit) provision for income taxes                       (40)          277           (84)          528
                                                     -----------   -----------   -----------   -----------
   (Loss) gain on discontinued operations                    (92)          645          (193)        1,279
                                                     -----------   -----------   -----------   -----------
Net income                                           $    15,342   $    14,594   $    50,145   $    47,361
                                                     ===========   ===========   ===========   ===========
Net income per common share:
   Basic                                             $      0.46   $      0.39   $      1.47   $      1.28
                                                     ===========   ===========   ===========   ===========
   Diluted                                           $      0.44   $      0.38   $      1.38   $      1.21
                                                     ===========   ===========   ===========   ===========
Income from continuing operations per common
   share:
   Basic                                             $      0.47   $      0.38   $      1.48   $      1.25
                                                     ===========   ===========   ===========   ===========
   Diluted                                           $      0.44   $      0.36   $      1.38   $      1.17
                                                     ===========   ===========   ===========   ===========
Weighted average shares outstanding:
   Basic                                              33,093,592    37,020,020    34,062,249    36,962,724
   Diluted                                            35,074,557    38,912,822    36,348,390    39,249,304

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                 AS OF
                                                     ----------------------------
                                                     SEPTEMBER 30,   DECEMBER 31,
(Dollars in thousands, except per share data)             2006           2005
                                                      (UNAUDITED)
                                                     -------------   ------------
                      ASSETS:
   Cash and cash equivalents                           $  66,848      $   7,090
   Restricted cash and cash equivalents                   42,000         13,473
   Restricted securities available for sale                3,641          3,345

   Loans receivable (including $21,405 and $22,622
      from affiliates as of September 30, 2006
      and December 31, 2005, respectively)               730,587        694,939
   Allowance for credit losses                          (130,425)      (131,411)
                                                       ---------      ---------
      Loans receivable, net                              600,162        563,528
                                                       ---------      ---------
   Property and equipment, net                            16,715         17,992
   Income taxes receivable                                 8,989          4,022
   Other assets                                           13,805          9,944
                                                       ---------      ---------
      Total Assets                                     $ 752,160      $ 619,394
                                                       =========      =========
       LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
   Accounts payable and accrued liabilities            $ 177,402      $  55,705
   Line of credit                                         26,000         36,300
   Secured financing                                     288,500        101,500
   Mortgage note and capital lease obligations             8,970          9,105
   Deferred income taxes, net                             44,419         43,758
                                                       ---------      ---------
      Total Liabilities                                  545,291        246,368
                                                       ---------      ---------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares
      authorized, none issued                                 --             --
   Common stock, $.01 par value, 80,000,000 shares
      authorized, 30,076,989 and 37,027,286 shares
      issued and outstanding as of September 30, 2006
      and December 31, 2005, respectively                    301            370
   Paid-in capital                                            --         29,746
   Unearned stock-based compensation                      (2,432)        (1,566)
   Retained earnings                                     209,036        344,513
   Accumulated other comprehensive loss, net of tax
      of $18 and $22 at September 30, 2006 and
      December 31, 2005, respectively                        (36)           (37)
                                                       ---------      ---------
      Total Shareholders' Equity                         206,869        373,026
                                                       ---------      ---------
      Total Liabilities and Shareholders' Equity       $ 752,160      $ 619,394
                                                       =========      =========

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     ---------------------
(Dollars in thousands)                                  2006        2005
                                                     ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                        $  50,145   $  47,361
   Adjustments to reconcile cash provided by
      operating activities:
      Provision for credit losses                        7,569       6,127
      Depreciation                                       3,538       3,957
      (Gain) loss on retirement of property
         and equipment                                    (276)         71
      Foreign currency gain on forward contracts            --      (1,032)
      Provision for deferred income taxes                  658       2,998
      Stock-based compensation                             188       1,817
      Excess tax benefits from stock-based
         compensation plans                             (8,160)         --
   Change in operating assets and liabilities:
      Accounts payable and accrued liabilities          11,447       6,329
      Income taxes receivable/payable                    3,193       7,954
      Other assets                                      (3,554)      1,900
                                                     ---------   ---------
         Net cash provided by operating activities      64,748      77,482
                                                     ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in restricted cash and cash equivalents    (28,527)     (2,878)
   Purchases of restricted securities available
      for sale                                            (794)     (3,089)
   Proceeds from sale of restricted securities
      available for sale                                   301         534
   Maturities of restricted securities available
      for sale                                             201          --
   Principal collected on loans receivable             421,218     349,570
   Advances to dealers and accelerated payments
      of dealer holdback                              (406,216)   (358,005)
   Originations of purchased loans                      (9,500)    (10,392)
   Payments of dealer holdbacks                        (52,796)    (38,190)
   Net change in floorplan receivables, notes
      receivable and lines of credit                     2,873         507
   Purchases of property and equipment                    (244)     (2,683)
                                                     ---------   ---------
         Net cash used in investing activities         (73,484)    (64,626)
                                                     ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit                     243,330     202,300
   Repayments under line of credit                    (253,630)   (164,000)
   Proceeds from secured financing                     447,500     111,991
   Repayments of secured financing                    (260,500)   (149,244)
   Principal payments under mortgage note and
      capital lease obligations                         (1,876)       (933)
   Repurchase of common stock                         (123,071)         --
   Proceeds from stock options exercised                 8,670         145
   Excess tax benefits from stock-based
      compensation plans                                 8,160          --
                                                     ---------   ---------
      Net cash provided by financing activities         68,583         259
                                                     ---------   ---------
      Effect of exchange rate changes on cash              (89)        607
                                                     ---------   ---------
Net increase in cash and cash equivalents               59,758      13,722
   Cash and cash equivalents, beginning of period        7,090         614
                                                     ---------   ---------
   Cash and cash equivalents, end of period          $  66,848   $  14,336
                                                     =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest          $  10,929   $   8,185
   Cash paid during the period for income taxes         22,288      17,967

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
   Property and equipment acquired through
      capital lease obligations                      $   1,741   $     385
   Issuance of restricted stock, net of
      forfeitures                                        1,288       1,964
   Repurchase of common stock                          110,250          --

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

     If the Company discovers a misrepresentation by the dealer-partner relating to a Consumer Loan assigned to the Company, the Company can demand that the Consumer Loan be repurchased for the current balance of the Consumer Loan less the amount of any unearned finance charge plus the applicable termination fee, which is generally $500. Upon receipt of such amount in full, the Company will reassign the Consumer Loan and its security interest in the financed vehicle to the dealer-partner. The dealer-partner can also opt to repurchase Consumer Loans at their own discretion. To date, no dealer-partner has repurchased receivables under these options.

     The Company is an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the dealer-partner and immediately assigned to the Company. The compensation paid to the dealer-partner in exchange for the Consumer Loan is paid in two parts. A portion of the compensation is paid at the time of origination, and a portion is paid over time. The amount paid at the time of origination is called an advance; the portion paid over time is based on the performance of the loan and is called dealer holdback.

                                   (UNAUDITED)

     For accounting purposes, a majority of the transactions described above are not considered to be loans to consumers. Instead, the Company's accounting reflects that of a lender to the dealer-partner. This classification for accounting purposes is primarily a result of (i) the dealer-partner's financial interest in the Consumer Loan and (ii) certain elements of the Company's legal relationship with the dealer-partner. The cash amount advanced to the dealer-partner is recorded as an asset on the Company's balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the amount recorded in Loans receivable. A small percentage of Consumer Loans in the United States are purchased without recourse from the Company's dealer-partners and are considered to be Purchased Loans ("Purchased Loans") for accounting purposes.

     As of September 30, 2006, the Company had approximately 100% of its capital invested in the United States business segment. In early 2002, the Company stopped originating automobile leases and effective June 30, 2003 stopped accepting Consumer Loans originated in the United Kingdom and Canada. The Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary on December 30, 2005.

     The Company's business is seasonal with peak loan originations occurring during February and March. Seasonality does not have a material impact on the Company's interim financial results.

ACCOUNTING POLICIES

     Finance Charges. The Company recognizes finance charge income in a manner consistent with the provisions of the American Institute of Certified Public Accountant's Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." Consistent with SOP 03-3, the Company recognizes finance charges under the interest method such that revenue is recognized on a level yield basis based upon forecasted cash flows. As forecasted cash flows change, the Company adjusts the yield upwards for positive changes and recognizes impairment for negative changes in the current period.

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

     Cash flows from any individual Dealer Loan are often different than estimated cash flows at Dealer Loan inception. If such difference is favorable, the difference is recognized into income over the life of the Dealer Loan through a yield adjustment. If such difference is unfavorable, a provision for credit losses is recorded as a current period expense and a corresponding allowance for credit losses is established. Because differences between estimated cash flows at inception and actual cash flows occur often, an allowance is required for a significant portion of the Company's Dealer Loan portfolio. An allowance for credit losses does not necessarily indicate that a Dealer Loan is unprofitable, and in recent years, cash flows from a Dealer Loan portfolio have seldom been insufficient to repay the initial amounts advanced to the dealer-partners. If a positive revision occurs to the estimated cash flows for a Dealer Loan that has an allowance for credit losses, the allowance is reversed up to the lesser of the amount of the positive revision or the amount of the allowance previously recorded.

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

     New Accounting Pronouncements. In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

     Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.

     SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

     The Company will initially apply SAB 108 in connection with the preparation of the Company's annual financial statements for the year ending December 31, 2006. The Company does not believe that the adoption of SAB 108 will have any impact on the Company's financial statements.

                                   (UNAUDITED)

3.   LOANS RECEIVABLE

A summary of changes in Loans receivable is as follows (in thousands):

                                                THREE MONTHS ENDED SEPTEMBER 30, 2006
                                             ------------------------------------------
                                               DEALER    PURCHASED    OTHER
                                               LOANS       LOANS      LOANS      TOTAL
                                             ---------   ---------    -------  --------
Balance, beginning of period                 $697,730     $15,979     $2,251   $715,960
New loans                                     134,943       3,721         --    138,664
Dealer holdback payments                       17,161          --         --     17,161
Net cash collections on loans                (134,219)     (2,600)        --   (136,819)
Write-offs                                     (3,353)         (2)        --     (3,355)
Net change in floorplan receivables, notes
   receivable, and lines of credit                 --          --     (1,208)    (1,208)
Other                                              --         173         --        173
Currency translation                               11          --         --         11
                                             --------     -------     ------   --------
Balance, end of period                       $712,273     $17,271     $1,043   $730,587
                                             ========     =======     ======   ========

                                                THREE MONTHS ENDED SEPTEMBER 30, 2005
                                             ------------------------------------------
                                                                      OTHER
                                               DEALER    PURCHASED    LOANS
                                               LOANS       LOANS       (1)       TOTAL
                                             ---------   ---------   -------   --------
Balance, beginning of period                 $665,279     $13,974    $17,188   $696,441
New loans                                     111,656       3,716         --    115,372
Dealer holdback payments                       13,367          --         --     13,367
Net cash collections on loans                (113,181)     (1,950)    (1,929)  (117,060)
Write-offs                                     (1,786)        (21)    (2,167)    (3,974)
Recoveries                                         --          30        532        562
Net change in floorplan receivables,
   notes receivable, and lines of credit           --          --         79         79
Other                                              --          --        337        337
Currency translation                               52          --       (200)      (148)
                                             --------     -------    -------   --------
Balance, end of period                       $675,387     $15,749    $13,840   $704,976
                                             ========     =======    =======   ========

                                                NINE MONTHS ENDED SEPTEMBER 30, 2006
                                             ------------------------------------------
                                               DEALER    PURCHASED    OTHER
                                               LOANS       LOANS      LOANS      TOTAL
                                             ---------   ---------   -------   --------
Balance, beginning of period                 $675,692     $15,470     $3,777   $694,939
New loans                                     406,216       9,500         --    415,716
Dealer holdback payments                       52,796          --         --     52,796
Net cash collections on loans                (413,943)     (8,024)        --   (421,967)
Write-offs                                     (8,577)       (227)        --     (8,804)
Recoveries                                         --          46         --         46
Net change in floorplan receivables,
   notes receivable, and lines of credit           --          --     (2,734)    (2,734)
Other                                              --         506         --        506
Currency translation                               89          --         --         89
                                             --------     -------     ------   --------
Balance, end of period                       $712,273     $17,271     $1,043   $730,587
                                             ========     =======     ======   ========

                                                NINE MONTHS ENDED SEPTEMBER 30, 2005
                                             ------------------------------------------
                                                                      OTHER
                                               DEALER    PURCHASED    LOANS
                                               LOANS       LOANS       (1)       TOTAL
                                             ---------   ---------   -------   --------
Balance, beginning of period                 $626,284     $10,756    $30,354   $667,394
New loans                                     358,005      10,392         --    368,397
Dealer holdback payments                       37,880          --         --     37,880
Net cash collections on loans                (338,542)     (5,109)    (7,988)  (351,639)
Write-offs                                     (8,100)       (370)    (8,852)   (17,322)
Recoveries                                         --          80      1,654      1,734
Net change in floorplan receivables,
   notes receivable, and lines of credit           --          --       (505)      (505)
Other                                              --          --        707        707
Currency translation                             (140)         --     (1,530)    (1,670)
                                             --------     -------    -------   --------
Balance, end of period                       $675,387     $15,749    $13,840   $704,976
                                             ========     =======    =======   ========

(1) Other Loans includes the Company's discontinued United Kingdom automobile financing business.

                                   (UNAUDITED)

3.   LOANS RECEIVABLE - (CONCLUDED)

A summary of changes in the Allowance for credit losses is as follows (in thousands):

                                                THREE MONTHS ENDED SEPTEMBER 30, 2006
                                             ----------------------------------------
                                               DEALER    PURCHASED   OTHER
                                               LOANS       LOANS     LOANS     TOTAL
                                             ---------   ---------   -----   --------
Balance, beginning of period                 $128,111     $  941      $--    $129,052
Provision for credit losses (1)                 4,508        212       --       4,720
Write-offs                                     (3,353)        (2)      --      (3,355)
Currency translation                                8         --       --           8
                                             --------     ------      ---    --------
Balance, end of period                       $129,274     $1,151      $--    $130,425
                                             ========     ======      ===    ========

                                                THREE MONTHS ENDED SEPTEMBER 30, 2005
                                             ------------------------------------------
                                                                      OTHER
                                               DEALER    PURCHASED    LOANS
                                               LOANS       LOANS       (5)       TOTAL
                                             ---------   ---------   -------   --------
Balance, beginning of period                 $130,744     $1,272      $4,421   $136,437
Provision for credit losses (2)                 4,360        (32)       (472)     3,856
Write-offs                                     (1,785)       (19)       (344)    (2,148)
Recoveries                                         --         30         414        444
Currency translation                               69         --         (76)        (7)
                                             --------     -------     -------  --------
Balance, end of period                       $133,388     $1,251      $3,943   $138,582
                                             ========     =======     =======  ========

                                                NINE MONTHS ENDED SEPTEMBER 30, 2006
                                             ----------------------------------------
                                               DEALER    PURCHASED   OTHER
                                               LOANS       LOANS     LOANS     TOTAL
                                             ---------   ---------   -----   --------
Balance, beginning of period                 $130,722       $689        $--    $131,411
Provision for credit losses (3)                 7,061        643         --       7,704
Write-offs                                     (8,577)      (227)        --      (8,804)
Recoveries                                         --         46         --          46
Currency translation                               68         --         --          68
                                             --------     ------        ---    --------
Balance, end of period                       $129,274     $1,151        $--    $130,425
                                             ========     ======        ===    ========

                                                NINE MONTHS ENDED SEPTEMBER 30, 2005
                                             ------------------------------------------
                                                                      OTHER
                                               DEALER    PURCHASED    LOANS
                                               LOANS       LOANS       (5)       TOTAL
                                             ---------   ---------   -------   --------
Balance, beginning of period                 $134,599    $1,620      $ 5,164   $141,383
Provision for credit losses (4)                 6,847       (81)      (1,246)     5,520
Write-offs                                     (8,100)     (368)      (1,204)    (9,672)
Recoveries                                         --        80        1,780      1,860
Other                                              --        --          (10)       (10)
Currency translation                               42        --         (541)      (499)
                                             --------    ------      -------   --------
Balance, end of period                       $133,388    $1,251      $ 3,943   $138,582
                                             ========    ======      =======   ========

(1) Does not include a negative provision for credit losses of $316 on license fees receivable and other items.

(2) Does not include a provision for credit losses of $375 on license fees receivable and other items. Includes a negative provision for credit losses related to discontinued operations of $472.

(3) Does not include a negative provision for credit losses of $135 on license fees receivable and other items.

(4) Does not include a provision for credit losses of $607 on license fees receivable and other items. Includes a negative provision for credit losses related to discontinued operations of $1,246.

(5) Other Loans includes the Company's discontinued United Kingdom automobile financing business.

                                   (UNAUDITED)

4.   DEBT

     Line of Credit Facility. At September 30, 2006, the Company had a $135.0 million credit agreement with a commercial bank syndicate. The facility has a commitment period through June 20, 2008. At September 30, 2006, the agreement provided that, at the Company's option, interest is payable at either the Eurodollar rate plus 130 basis points (6.61% at September 30, 2006), or at the prime rate (8.25% at September 30, 2006). The Eurodollar borrowings may be fixed for periods of up to six months. Borrowings under the credit agreement are subject to a borrowing base limitation equal to 75% of the net book value of Dealer Loans plus 75% of the net book value of Consumer Loans purchased by the Company (not to exceed a maximum of 25% of the aggregate borrowing base limitation), less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company's borrowing ability under the line of credit. Borrowings under the credit agreement are secured by a lien on most of the Company's assets. The Company must pay annual and quarterly fees on the amount of the commitment. As of September 30, 2006 and December 31, 2005, there was $108.1 million and $93.3 million, respectively, available under the line of credit. Additional information about the line of credit facility is included in the following table (in thousands):

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                     ------------------
                                                        2006      2005
                                                      -------   -------
Maximum balance outstanding                           $43,500   $60,100
Weighted average balance outstanding                   31,159    46,422

                                                                 AS OF
                                                     ----------------------------
                                                     SEPTEMBER 30,   DECEMBER 31,
                                                          2006           2005
                                                     -------------   ------------
Balance outstanding                                     $26,000        $36,300
Weighted average interest rate                             6.61%          5.75%

     Secured Financing. The Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. II ("Warehouse Funding" or "2003-2"), has a revolving secured financing facility with institutional investors. In the first quarter of 2006, Warehouse Funding increased the facility limit and renewed the commitment. Under the renewed facility, which matures on February 14, 2007, Warehouse Funding may receive up to $325.0 million in financing when the Company conveys Dealer Loans to Warehouse Funding for cash and equity in Warehouse Funding. Warehouse Funding will in turn pledge the Dealer Loans as collateral to the institutional investors to secure loans that will fund the cash portion of the purchase price of the Dealer Loans. Warehouse Funding receives 75% of the net book value of the contributed Dealer Loans up to the $325.0 million facility limit. In addition to the maturity of the facility, there is a requirement that certain amounts outstanding under the facility be refinanced within 360 days of the most recent refinancing occurring after February 15, 2006. On April 18, 2006, $100.0 million of the amounts outstanding under the facility were refinanced. If the second refinancing does not occur within 360 days of April 18, 2006 or the requirement is not waived, or if the facility is not extended, the transaction will cease to revolve, will amortize as collections are received and, at the option of the institutional investor, may be subject to acceleration and foreclosure. Although Warehouse Funding will be liable for any secured financing under the facility, the financing is non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes. As Warehouse Funding is organized as a separate special purpose legal entity from the Company, assets of Warehouse Funding (including the conveyed Dealer Loans) will not be available to satisfy the general obligations of the Company. All the assets of Warehouse Funding have been encumbered to secure Warehouse Funding's obligations to its creditors. Borrowings under the facility bear interest at a floating rate equal to the commercial paper rate plus 65 basis points (6.01% at September 30, 2006), which has been limited to a maximum rate of 6.75% through interest rate cap agreements executed in the third quarter of 2005 and first quarter of 2006. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not have any rights in any portion of such collections. As of September 30, 2006 and December 31, 2005, there was $188.5 million and $101.5 million, respectively, outstanding under this facility.

                                   (UNAUDITED)

     As noted above, on April 18, 2006, the Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2006-1 ("Funding 2006-1"), completed a secured financing transaction in which Funding 2006-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2006-1, Dealer Loans having a net book value of approximately $133.5 million to Funding 2006-1, which, in turn, conveyed the Dealer Loans to a trust that issued $100.0 million in notes to qualified institutional investors. Radian Asset Assurance Inc. issued the primary financial insurance policy in connection with the transaction, and XL Capital Assurance, Inc. issued a backup financial insurance policy. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes were rated "Aaa" by Moody's Investor Services and "AAA" by Standard & Poor's Rating Services. The proceeds of the initial conveyance to Funding 2006-1 were used by the Company to purchase Dealer Loans, on an arm's-length basis, from Warehouse Funding. Through October 16, 2006, the Company may be required, and is likely, to convey additional Dealer Loans to Funding 2006-1, which will be conveyed by Funding 2006-1 to the trust. As of September 30, 2006, additional Dealer Loans having a net book value of approximately $54.2 million had been conveyed by the Company after the completion of the initial funding. After October 16, 2006, the debt outstanding under this facility will begin to amortize. The total expected term of the facility is 17 months. The secured financing creates loans for which the trust is liable and which are secured by all the assets of the trust. Such loans are non-recourse to the Company, even though the trust, Funding 2006-1 and the Company are consolidated for financial reporting purposes. As Funding 2006-1 is organized as a separate legal entity from the Company, assets of Funding 2006-1 (including the conveyed Dealer Loans) are not available to satisfy the general obligations of the Company. The notes bear interest at a fixed rate of 5.36%. The expected annualized cost of the secured financing, including underwriter's fees, the insurance premiums and other costs is approximately 7.6%. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of such collections, except for a limited right in its capacity as Servicer to exercise a "clean-up call" option to purchase Dealer Loans from Funding 2006-1 under certain specified circumstances. In exercising its "clean-up call," the Servicer may repurchase the remaining Dealer Loans from the trust and direct the trust to redeem the indebtedness in whole, whereby the assets of the trust (including the right to remaining collections) would be paid over to Funding 2006-1, and distributed to the Company, resulting in the Company becoming the owner of such remaining collections; provided that if the trust certificate has been purchased and financed as described below, such financing of the trust certificate must be repaid at the same time such "clean-up call" is exercised. Alternatively, when the trust's underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, remaining collections would be paid over to Funding 2006-1 as the sole beneficiary of the trust where they would be available to be distributed to the Company as the sole member of Funding 2006-1. As of September 30, 2006 there was $100.0 million outstanding under this secured financing transaction.

     On September 20, 2006, the Company's wholly-owned subsidiary, Credit Acceptance Residual Funding LLC ("Residual Funding"), completed a $50.0 million secured credit facility with an institutional investor. This facility allows Residual Funding to finance its purchase of trust certificates from special purpose entities (the "Term SPEs") that purchased loans to dealer-partners under the Company's term securitization transactions. Historically, the Term SPEs' residual interests in Dealer Loans, represented by their trust certificates, have proven to have value that increases as their term securitization obligations amortize. The new facility enables the Term SPEs to realize and distribute to the Company up to 65% of that increase in value prior to the time the related term securitization senior notes are paid in full. Residual Funding's interests in Dealer Loans, represented by its purchased trust certificates, are subordinated to the interests of term securitization senior noteholders but the entire arrangement is non-recourse to the Company. As Residual Funding is organized as a separate legal entity from the Company, assets of Residual Funding, including purchased trust certificates, are not available to satisfy the general obligations of the Company, even though Residual Funding and the Company are consolidated for financial reporting purposes. Residual Funding did not make a draw on the facility at closing. The facility matures September 19, 2007. Borrowings under the facility bear interest at a floating rate equal to LIBOR or the commercial paper rate plus 145 basis points (6.81% at September 30, 2006). As of September 30, 2006 there were no amounts outstanding under this facility.

                                   (UNAUDITED)

4.   DEBT - (CONCLUDED)

     The Company and its subsidiaries have completed a total of thirteen secured financing transactions, ten of which have been repaid in full as of September 30, 2006. Information about the outstanding secured financing transactions as of September 30, 2006 is set forth in the following table (in thousands):

                                      SECURED FINANCING     SECURED DEALER
 ISSUE                                   BALANCE AT         LOAN BALANCE AT
NUMBER     CLOSE DATE       LIMIT    SEPTEMBER 30, 2006   SEPTEMBER 30, 2006
------   --------------   --------   ------------------   ------------------
2003-2   September 2003*  $325,000        $188,500             $273,986
2006-1   April 2006        100,000         100,000              133,571
2006-3   September 2006     50,000              --                   --

* In February 2006, the 2003-2 Loan and Security Agreement was amended to increase the facility limit to $325.0 million and extend the commitment period to February 14, 2007.

     Mortgage Loan. The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $7.0 million and $7.5 million outstanding on this loan as of September 30, 2006 and December 31, 2005, respectively. The loan matures on June 9, 2009, bears interest at a fixed rate of 5.35%, and requires monthly payments of $92,156 and a balloon payment at maturity for the balance of the loan.

     Capital Lease Obligations. As of September 30, 2006, the Company has various capital lease obligations outstanding for computer equipment, with monthly payments totaling $79,000. The total amount of capital lease obligations outstanding as of September 30, 2006 and December 31, 2005 were $2.0 million and $1.6 million, respectively. These capital lease obligations bear interest at rates ranging from 7.87% to 9.31% and have maturity dates between January 2007 and June 2010.

     Debt Covenants. As of September 30, 2006, the Company is in compliance with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of the Company's assets to debt and its earnings before interest, taxes and non-cash expenses to fixed charges. The covenants also limit the maximum ratio of the Company's debt to tangible net worth and the Company must also maintain a specified minimum level of net worth, which may indirectly limit the payment of dividends on common stock.

                                   (UNAUDITED)

5.   RELATED PARTY TRANSACTIONS

     In the normal course of its business, the Company has Dealer Loans with affiliated dealer-partners owned or controlled by: (i) the Company's majority shareholder and Chairman; (ii) a member of the Chairman's immediate family; and
(iii) the Company's former President, Keith P. McCluskey. Mr. McCluskey resigned from his position with the Company effective September 1, 2006. The Company's Dealer Loans from affiliated dealer-partners and nonaffiliated dealer-partners are on the same terms. A summary of related party Dealer Loan activity is as follows (in thousands):

                                     As of September 30, 2006      As of December 31, 2005
                                    --------------------------   --------------------------
                                     Affiliated                   Affiliated
                                    Dealer Loan       % of       Dealer Loan       % of
                                      balance     consolidated     balance     consolidated
                                    -----------   ------------   -----------   ------------
Affiliated Dealer Loan balance        $20,800         2.9%         $20,900         3.1%

                                      For the Three Months ended      For the Three Months ended
                                          September 30, 2006              September 30, 2005
                                    -----------------------------   -----------------------------
                                      Affiliated                      Affiliated
                                    dealer-partner       % of       dealer-partner       % of
                                       activity      consolidated      activity      consolidated
                                    --------------   ------------   --------------   ------------
Advances                                $4,000           3.0%           $4,000           3.6%
Affiliated dealer-partner revenue       $1,400           3.1%           $1,500           3.4%

                                      For the Nine Months ended       For the Nine Months ended
                                          September 30, 2006              September 30, 2005
                                    -----------------------------   -----------------------------
                                      Affiliated                      Affiliated
                                    dealer-partner       % of       dealer-partner       % of
                                       activity      consolidated      activity      consolidated
                                    --------------   ------------   --------------   ------------

Advances                                $13,900          3.4%           $15,800          4.4%
Affiliated dealer-partner revenue       $ 4,300          3.2%           $ 4,200          3.4%

     Pursuant to an employment agreement with the Company's former President, Mr. McCluskey, dated April 19, 2001, the Company loaned Mr. McCluskey's dealerships $0.9 million. Obligations under this note, including all principal and interest, were paid in full on August 16, 2006. In addition, pursuant to the employment agreement, the Company loaned Mr. McCluskey approximately $0.5 million. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22% and is unsecured. The balance of the note including accrued but unpaid interest was approximately $0.6 million as of September 30, 2006 and December 31, 2005, respectively.

     Total CAPS and dealer enrollment fees earned from affiliated dealer-partners were $22,000 and $67,000 for the three and nine months ended September 30, 2006, respectively, and $23,000 and $68,000 for the same periods in 2005.

     The Company paid for air transportation services provided by a company owned by the Company's majority shareholder and Chairman totaling $56,000 and $80,000 for the three and nine months ended September 30, 2006, respectively, and $12,000 and $47,000 for the same periods in 2005.

     Beginning in 2002, entities owned by the Company's majority shareholder and Chairman began offering secured lines of credit to third parties in a manner similar to a program previously offered by the Company. In December of 2004, the Company's majority shareholder and Chairman sold his ownership interest in these entities but he continues to have indirect control over these entities and has the right or obligation to reacquire the entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

                                   (UNAUDITED)

6.   INCOME TAXES

     A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                     ------------------   -----------------
                                                         2006   2005         2006   2005
                                                         ----   ----         ----   ----
U.S. federal statutory rate                              35.0%  35.0%        35.0%  35.0%
State income taxes                                        1.3    3.6          0.8    2.6
U.S. tax impact of foreign earnings                       0.1    --          (0.1)    --
Other                                                    (0.2)   1.2          0.1    0.4
                                                         ----   ----         ----   ----
Effective tax rate                                       36.2%  39.8%        35.8%  38.0%
                                                         ====   ====         ====   ====

     The differences between the U.S. federal statutory rate and the Company's consolidated effective tax rate are primarily related to state income taxes that are included in the provision for income taxes. A decrease in the effective tax rate to 36.2% and 35.8% for the three and nine months ended September 30, 2006, respectively, from 39.8% and 38.0% for the same periods in 2005 is primarily due to an additional state tax liability recorded in the third quarter of 2005 that was reversed in the second quarter of 2006 as a result of a favorable settlement.

7.   CAPITAL TRANSACTIONS

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

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                     -----------------------   -----------------------
                                                        2006         2005         2006         2005
                                                     ----------   ----------   ----------   ----------
Weighted average common shares outstanding           33,093,592   37,020,020   34,062,249   36,962,724
Common stock equivalents                              1,980,965    1,892,802    2,286,141    2,286,580
                                                     ----------   ----------   ----------   ----------
Weighted average common shares and common stock
   equivalents                                       35,074,557   38,912,822   36,348,390   39,249,304
                                                     ==========   ==========   ==========   ==========

     The diluted net income per share calculation excludes stock options to purchase 115,000 shares for the three months ended September 30, 2005 as inclusion of these options would be anti-dilutive to the net income per share due to the relationship between the exercise prices and the average market price of common stock during this period. There were no stock options that would be anti-dilutive for the three months ended September 30, 2006 or the nine months ended September 30, 2006 and 2005.

                                   (UNAUDITED)

7.   CAPITAL TRANSACTIONS - (CONCLUDED)

     RESTRICTED STOCK COMPENSATION

     Pursuant to the Company's Incentive Compensation Plan (the "Incentive Plan"), which was approved by shareholders on May 13, 2004, the Company had reserved 1.0 million shares of its common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014.

     During the nine months ended September 30, 2006, the Company granted 115,757 shares of restricted stock to employees and officers under the Incentive Plan, of which 103,867 shares vest in full or in part based on the Company's satisfaction of certain performance-related criteria and 11,890 shares vest over a five year period. The Company recorded $2.8 million of unearned stock-based compensation representing the grant date fair value of the restricted stock granted during the nine months ended September 30, 2006. During the nine months ended September 30, 2006, 68,306 shares of restricted stock were forfeited resulting in the reversal of $1.2 million in unearned stock-based compensation. Unearned stock-based compensation is recognized as stock-based compensation expense over the expected vesting period of the restricted stock.

     The Company recognized stock-based compensation expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2006, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2005, respectively, for outstanding restricted stock.

     At September 30, 2006 and December 31, 2005, the Company had 144,728 and 98,879 shares of restricted stock outstanding, respectively. Shares available for future grants under the Incentive Plan totaled 855,272 at September 30, 2006.

     STOCK REPURCHASE PROGRAM

     The Company's board of directors approved a stock repurchase program which authorizes the Company to purchase common shares in the open market or in privately negotiated transactions at price levels the Company deems attractive. At this time, the Company has authorization to repurchase an additional $25.0 million of the Company's common stock. As of September 30, 2006, the Company has repurchased approximately 7.1 million shares under this program at a cost of $71.4 million.

     DUTCH TENDER OFFER

     In addition to the stock repurchase program, the Company has repurchased
12.5 million shares of its common stock at a cost of $304.4 million through four modified Dutch auction tender offers completed during 2004 and 2006.

   COMMENCEMENT          EXPIRATION          AMOUNT OF      AMOUNT OF SHARES   PURCHASE PRICE     TOTAL COST
       DATE                 DATE          SHARES TENDERED      REPURCHASED        PER SHARE     (IN THOUSANDS)
------------------   ------------------   ---------------   ----------------   --------------   --------------
 November 26, 2003     January 6, 2004        2,201,744         2,201,744          $17.00          $ 37,430
  August 11, 2004     September 9, 2004       2,673,073         2,673,073           20.00            53,461
 February 10, 2006     March 13, 2006         4,129,735         4,129,735           25.00           103,243
  August 28, 2006    September 26, 2006*     20,552,028         3,500,000           31.50           110,250
                                                               ----------                          --------
                                                               12,504,552                          $304,384
                                                               ==========                          ========

* On September 27, 2006, the Company accepted for payment 3.5 million shares. On October 3, 2006, the Company made payment for these shares.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
                                   (UNAUDITED)

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

     Selected segment information is set forth below (in thousands):

                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                     ------------------   -------------------
                                                        2006      2005      2006       2005
                                                      -------   -------   --------   --------
Revenue:
   United States                                      $55,375   $51,302   $163,284   $148,521
   Other                                                   27       321        225      1,174
                                                      -------   -------   --------   --------
      Total revenue                                   $55,402   $51,623   $163,509   $149,695
                                                      =======   =======   ========   ========
Income from continuing operations before provision
   for income taxes:
   United States                                      $24,171   $23,557   $ 78,234   $ 74,714
   Other                                                   38      (377)       171       (344)
                                                      -------   -------   --------   --------
      Total income from continuing operations
         before provision for income taxes            $24,209   $23,180   $ 78,405   $ 74,370
                                                      =======   =======   ========   ========

                                                     SEPTEMBER 30, 2006   DECEMBER 31, 2005
                                                     ------------------   -----------------
Segment Assets
   United States                                          $751,008             $614,149
   Other                                                     1,152                5,245
                                                          --------             --------
      Total Assets                                        $752,160             $619,394
                                                          ========             ========

9.   DEBT ISSUANCE COSTS

     As of September 30, 2006 and December 31, 2005, deferred debt issuance costs were $3.1 million (net of amortization expense of $2.7 million) and $1.6 million (net of amortization expense of $3.8 million), respectively. Expenses associated with the issuance of debt instruments are capitalized and amortized over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.

10.  COMPREHENSIVE INCOME

     The Company's comprehensive income for the three and nine months ended September 30, 2006 and 2005 is set forth below (in thousands):

                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                     ------------------   -----------------
                                                        2006      2005      2006      2005
                                                      -------   -------   -------   -------
Net Income                                            $15,342   $14,594   $50,145   $47,361
   Other comprehensive gain (loss), net of tax             29      (427)        1    (1,063)
                                                      -------   -------   -------   -------
Comprehensive income                                  $15,371   $14,167   $50,146   $46,298
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

     The Company is an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the dealer-partner and immediately assigned to the Company. The compensation paid to the dealer-partner in exchange for the Consumer Loan is paid in two parts. A portion of the compensation is paid at the time of origination, and a portion is paid over time. The amount paid at the time of origination is called an advance; the portion paid over time is based on the performance of the loan and is called dealer holdback. For accounting purposes, a majority of the transactions described above are not considered to be loans to consumers. Instead the Company's accounting reflects that of a lender to the dealer-partner. This classification for accounting purposes is primarily a result of (i) the dealer-partner's financial interest in the Consumer Loan and (ii) certain elements of the Company's legal relationship with the dealer-partner. The cash amount advanced to the dealer-partner is recorded as an asset on the Company's balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the amount recorded in Loans receivable. A small percentage of transactions in the United States are considered to be Consumer Loans for accounting purposes. For additional information regarding the Company's accounting for Loans receivable, see Note 2 to the consolidated financial statements, which is incorporated herein by reference.

     The Company believes it has been successful in improving the profitability of its Dealer Loans in recent years primarily as a result of increasing the spread between the forecasted collection rate and the advance rate, and increasing revenue from ancillary products. For the three months ended September 30, 2006, Dealer Loan dollar volume increased 20.9% compared to the same period in 2005 due to an increase in the number of active dealer-partners which resulted in an increase in the number of Consumer Loans accepted and a 13.1% increase in the average loan size. Since the Company believes it is one of only a few financial services companies serving the Company's target market, the Company believes that it has an opportunity to grow its business profitably in the future.

     Critical success factors for the Company include access to capital and the ability to accurately forecast Consumer Loan performance. The Company's strategy for accessing the capital required to grow its business is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and
(iii) maintain multiple funding sources. The Company's funded debt to equity ratio is 1.6 to 1.0 at September 30, 2006. The Company currently funds its business through a bank line of credit facility, privately placed secured financings and commercial bank conduit-financed secured financings.

CONSUMER LOAN PERFORMANCE

     Although the majority of loan originations are recorded in the Company's financial statements as Dealer Loans, each transaction starts with a loan from the dealer-partner to the individual purchasing the vehicle. Since the cash flows available to repay the Dealer Loans are generated, in most cases, from the underlying Consumer Loan, the performance of the Consumer Loans is critical to the Company's financial results. The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that have been realized as of September 30, 2006 for the United States business segment. Payments of dealer holdback and accelerated payments of dealer holdback are not included in the analysis of the initial advance paid to the dealer-partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

                            As of September 30, 2006
              ---------------------------------------------------
  Year of      Forecasted                           % of Forecast
Origination   Collection %   Advance %   Spread %      Realized
-----------   ------------   ---------   --------   -------------
    1996          55.1%        46.9%        8.2%        100.0%
    1997          58.4%        47.8%       10.6%         99.6%
    1998          67.6%        46.0%       21.6%         99.0%
    1999          72.5%        48.7%       23.8%         98.2%
    2000          73.0%        47.9%       25.1%         97.3%
    2001          67.6%        46.0%       21.6%         97.0%
    2002          70.6%        42.2%       28.4%         96.7%
    2003          74.4%        43.5%       30.9%         93.0%
    2004          73.9%        44.0%       29.9%         79.2%
    2005          74.3%        46.9%       27.4%         54.6%
    2006          71.7%        46.5%       25.2%         17.0%

     The following table compares the Company's forecast of Consumer Loan collection rates as of September 30, 2006 with the forecast as of December 31, 2005:

                           September 30, 2006        December 31, 2005
Loan Origination Year   Forecasted Collection %   Forecasted Collection %   Variance
---------------------   -----------------------   -----------------------   --------
         1996                    55.1%                     55.0%               0.1%
         1997                    58.4%                     58.3%               0.1%
         1998                    67.6%                     67.7%             (0.1)%
         1999                    72.5%                     72.7%             (0.2)%
         2000                    73.0%                     73.2%             (0.2)%
         2001                    67.6%                     67.2%               0.4%
         2002                    70.6%                     70.3%               0.3%
         2003                    74.4%                     74.0%               0.4%
         2004                    73.9%                     72.9%               1.0%
         2005                    74.3%                     73.6%               0.7%

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

     A wider spread between the forecasted collection rate and the advance rate reduces the Company's risk of credit losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of losses, but it does reduce the risk significantly. While the spread has decreased from 2003 to 2006, the Company believes it is still at a sufficient level to minimize the Company's risk of being able to recover the cash advance.

     The Company modified its loan pricing model during the third quarter of 2006. As a result, the composition of new loan originations changed during the three months ended September 30, 2006 compared to the same period in 2005 as follows: (1) the average loan size was larger by 13.1%, (2) the average loan term increased from 35 to 41 months, (3) the projected return on capital has decreased by approximately 100 basis points, and (4) the average spread between the advance rate and the expected collection rate has decreased by approximately 200 basis points.

     There were no other material changes in credit policy or pricing in the third quarter of 2006, other than routine changes designed to maintain current profitability levels.

                              RESULTS OF OPERATIONS
                              ---------------------

           Three and Nine Months Ended September 30, 2006 Compared to
           ----------------------------------------------------------
                 Three and Nine Months Ended September 30, 2005
                 ----------------------------------------------

     The following is a discussion of the results of operations and income statement data for the Company on a consolidated basis.

                                                      THREE MONTHS              THREE MONTHS
                                                         ENDED                     ENDED
                                                     SEPTEMBER 30,     % OF    SEPTEMBER 30,     % OF
(Dollars in thousands)                                    2006       REVENUE        2005       REVENUE
                                                     -------------   -------   -------------   -------
REVENUE:
   Finance charges                                      $47,474        85.7%      $45,047        87.3%
   License fees                                           3,599         6.5         2,658         5.1
   Other income                                           4,329         7.8         3,918         7.6
                                                        -------       -----       -------       -----
      Total revenue                                      55,402       100.0        51,623       100.0
COSTS AND EXPENSES:
   Salaries and wages                                    10,666        19.4         9,497        18.4
   General and administrative                             6,063        10.9         5,440        10.5
   Sales and marketing                                    3,942         7.1         4,160         8.1
   Provision for credit losses                            4,404         7.9         4,703         9.1
   Interest                                               5,837        10.5         3,655         7.1
   Stock-based compensation                                 242         0.4           491         1.0
   Other expense                                             40         0.1           489         0.9
                                                        -------       -----       -------       -----
      Total costs and expenses                           31,194        56.3        28,435        55.1
                                                        -------       -----       -------       -----
Operating income                                         24,208        43.7        23,188        44.9
   Foreign currency gain (loss)                               1          --            (8)         --
                                                        -------       -----       -------       -----
Income from continuing operations before provision
   for income taxes                                      24,209        43.7        23,180        44.9
   Provision for income taxes                             8,775        15.8         9,231        17.9
                                                        -------       -----       -------       -----
Income from continuing operations                        15,434        27.9        13,949        27.0
                                                        -------       -----       -------       -----
Discontinued operations
   (Loss) gain from discontinued United Kingdom
      operations                                           (132)       (0.2)          922         1.8
   (Credit) provision for income taxes                      (40)       (0.1)          277         0.5
                                                        -------       -----       -------       -----
   (Loss) gain on discontinued operations                   (92)       (0.1)          645         1.3
                                                        -------       -----       -------       -----
Net income                                              $15,342        27.8%      $14,594        28.3%
                                                        =======       =====       =======       =====

                                                      NINE MONTHS               NINE MONTHS
                                                         ENDED                     ENDED
                                                     SEPTEMBER 30,     % OF    SEPTEMBER 30,     % OF
(Dollars in thousands)                                    2006       REVENUE        2005       REVENUE
                                                     -------------   -------   -------------   -------
REVENUE:
   Finance charges                                     $141,400        86.5%      $131,380       87.8%
   License fees                                           9,700         5.9          6,870        4.6
   Other income                                          12,409         7.6         11,445        7.6
                                                       --------       -----       --------      -----
      Total revenue                                     163,509       100.0        149,695      100.0
COSTS AND EXPENSES:
   Salaries and wages                                    31,279        19.2         27,503       18.4
   General and administrative                            19,125        11.7         16,855       11.3
   Sales and marketing                                   11,707         7.2         10,956        7.3
   Provision for credit losses                            7,569         4.6          7,373        4.9
   Interest                                              15,071         9.2         11,011        7.4
   Stock-based compensation                                 188         0.1          1,756        1.2
   Other expense                                            177         0.1            890        0.6
                                                       --------       -----       --------      -----
      Total costs and expenses                           85,116        52.1         76,344       51.1
                                                       --------       -----       --------      -----
Operating income                                         78,393        47.9         73,351       48.9
   Foreign currency gain                                     12          --          1,019        0.7
                                                       --------       -----       --------      -----
Income from continuing operations before provision
   for income taxes                                      78,405        47.9         74,370       49.6
   Provision for income taxes                            28,067        17.2         28,288       18.9
                                                       --------       -----       --------      -----
Income from continuing operations                        50,338        30.7         46,082       30.7
                                                       --------       -----       --------      -----
Discontinued operations
   (Loss) gain from discontinued United Kingdom
      operations                                           (277)       (0.2)         1,807        1.2
   (Credit) provision for income taxes                      (84)       (0.1)           528        0.4
                                                       --------       -----       --------      -----
   (Loss) gain on discontinued operations                  (193)       (0.3)         1,279        0.8
                                                       --------       -----       --------      -----
Net income                                             $ 50,145        30.4%      $ 47,361       31.5%
                                                       ========       =====       ========      =====

     For the three months ended September 30, 2006, net income increased to $15.3 million, or $0.44 per diluted share, compared to $14.6 million, or $0.38 per diluted share, for the same period in 2005. The increase in net income primarily reflects the following:

     - Finance charge revenue increased $2.4 million (5.4%) primarily due to a 5.4% increase in the average size of the loan portfolio.

     - License fees increased $0.9 million primarily due to an increase in the number of dealer-partners.

     - The Company's effective tax rate decreased from 39.8% to 36.2% primarily due to an additional state tax liability recorded in the third quarter of 2005 that was reversed in the second quarter of 2006 as a result of a favorable settlement.

     Partially offsetting these improvements:

     - Interest expense increased $2.2 million primarily due to a 33.9% increase in the amount of average outstanding debt as a result of borrowings used to fund stock repurchases and new Dealer Loan originations. Interest expense also increased as a result of a 140 basis point increase in interest rates.

     For the nine months ended September 30, 2006, net income increased to $50.1 million, or $1.38 per diluted share, compared to $47.4 million, or $1.21 per diluted share, for the same period in 2005. The increase in net income primarily reflects the following:

     - Finance charge revenue increased $10.0 million (7.6%) primarily due to a 6.5% increase in the average size of the loan portfolio.

     - License fees increased $2.8 million primarily due to an increase in the number of dealer-partners.

     - Stock-based compensation expense decreased $1.6 million primarily due to a decline in the number of unvested stock options and the Company's adoption of SFAS No. 123R.

     - The Company's effective tax rate decreased from 38.0% to 35.8% primarily due to an additional state tax liability recorded in the third quarter of 2005 that was reversed in the second quarter of 2006 as a result of a favorable settlement.

     Partially offsetting these improvements:

     - Interest expense increased $4.1 million primarily due to a 230 basis point increase in interest rates and a 13.7% increase in the amount of average outstanding debt as a result of borrowings used to fund stock repurchases in the first nine months of 2006.

     Finance Charges. Finance charges increased to $47.5 million and $141.4 million for the three and nine months ended September 30, 2006 from $45.0 million and $131.4 million for the same periods in 2005 primarily due to increases in the size of the Dealer Loan portfolio.

     The following table summarizes the changes in active dealer-partners and corresponding Consumer Loan unit volume for the three months ended September 30, 2006 and 2005:

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                         2006     2005    % CHANGE
                                                        ------   ------   --------
Consumer Loan unit volume                               22,648   20,037     13.0
Active dealer-partners (1)                               1,590    1,318     20.6
                                                        ------   ------
Average volume per dealer-partner                         14.2     15.2     (6.6)

Consumer loan unit volume from dealer-partners
   active both periods                                  15,417   15,964     (3.4)
Dealer-partners active both periods                        866      866       --
                                                        ------   ------
Average volume per dealer-partner active both
   periods                                                17.8     18.4     (3.4)

Consumer loan unit volume from new dealer-partners       1,322    1,442     (8.3)
New active dealer-partners (2)                             218      198     10.1
                                                        ------   ------
Average volume per new active dealer-partner               6.1      7.3    (16.4)
Attrition (3)                                            -20.3%   -15.0%

(1) Active dealer-partners are dealer-partners who submit at least one Consumer Loan during the period.

(2) New active dealer-partners are dealer-partners that have enrolled in the Company's program and have submitted their first Consumer Loan to the Company during the period.

(3) Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from dealer-partners who submitted at least one Consumer Loan during the comparable period of the prior year but who submitted no Consumer Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

     In March 2005, the Company implemented a change in policy that allows prospective dealer-partners to enroll in the Company's program without paying the $9,850 enrollment fee. Prospective dealer-partners choosing this option instead agree to allow the Company to keep 50% of the first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after 100 Consumer Loans have been originated and assigned to the Company. While the Company will lose enrollment fee revenue on those dealer-partners choosing this option and not reaching 100 Consumer Loans or otherwise qualifying for a Portfolio Profit Express payment, the Company estimates that it will realize higher per dealer-partner enrollment fee revenue from those dealer-partners choosing this option and qualifying for a Portfolio Profit Express payment. Based on the historical average of Portfolio Profit Express payments, the Company expects average enrollment fee revenue per dealer-partner for those dealer-partners electing the new option and reaching 100 Consumer Loans will be approximately $15,000 - $20,000. Approximately 75% of the dealer-partners that enrolled during the third quarter of 2006 took advantage of this new enrollment option.

     License Fees. License fees increased to $3.6 million and $9.7 million for the three and nine months ended September 30, 2006 from $2.7 million and $6.9 million for the same periods in 2005. License fees represent CAPS fees charged to dealer-partners on a monthly basis. The increases were primarily due to an increase in the number of dealer-partners. The average number of dealer-partners billed for CAPS fees for the nine months ended September 30, 2006 was 1,872 compared to 1,270 for the same period in the prior year.

     Salaries and Wages. Salaries and wages, as a percentage of revenue, increased to 19.4% and 19.2% for the three and nine months ended September 30, 2006 from 18.4% for the same periods in 2005. The increases in salaries and wages, as a percentage of revenue, were primarily due to increased costs of information systems personnel and an increase in payroll taxes primarily due to employee and director stock option exercises.

     Sales and Marketing. Sales and marketing expenses, as a percentage of revenue, decreased to 7.1% for the three months ended September 30, 2006 compared to 8.1% for the same period in 2005 while these expenses, as a percentage of revenue, remained consistent at 7.2% for the nine months ended September 30, 2006, compared to 7.3% for the same period in 2005. The decrease, as a percentage of revenue, for the three months was primarily due to $0.5 million related to the Company's annual dealer-partner convention in the third quarter of 2005. The Company's 2006 dealer-partner convention was held in October of 2006.

     Provision for Credit Losses. The provision for credit losses decreased to $4.4 million for the three months ended September 30, 2006 compared to $4.7 million for the same period in 2005. The provision for credit losses increased to $7.6 million for the nine months ended September 30, 2006 compared to $7.4 million for the same period in 2005. The provision for credit losses consists primarily of a provision to reduce the carrying value of Dealer Loans to maintain the initial yield established at the inception of the Dealer Loan. Additionally, the provision for credit losses includes a provision for losses on Purchased Loans and a provision for losses on notes receivable. The decrease in the provision for the three months ended September 30, 2006 was primarily due to a one-time pre-tax charge of $2.9 million related to a reduction in forecasted collection rates resulting from Hurricanes Katrina and Rita in the third quarter of 2005 partially offset by an increase in the provision for credit losses required to maintain the initial yield established at the inception of the Dealer Loan due to a decrease in the Company's forecast of future collections. The increase in the provision for the nine months ended September 30, 2006 was primarily due to increases in the provision for credit losses for Purchased Loans and in the provision for credit losses required to maintain the initial yield established at the inception of the Dealer Loan. This increase was partially offset by a one-time pre-tax charge of $2.9 million related to a reduction in forecasted collection rates resulting from Hurricanes Katrina and Rita in the third quarter of 2005.

     Interest. Interest expense increased to $5.8 million and $15.1 million for the three and nine months ended September 30, 2006 from $3.7 million and $11.0 million for the same periods in 2005. The increase in interest expense during the three months ended September 30, 2006 was primarily due to a 33.9% increase in the amount of average outstanding debt as a result of borrowings used to fund stock repurchases and new Dealer Loan originations and a 140 basis point increase in interest rates. The increase in interest expense during the nine months ended September 30, 2006 was primarily due to a 230 basis point increase in interest rates and a 13.7% increase in the amount of average outstanding debt as a result of borrowings used to fund stock repurchases.

     Stock-based Compensation. Stock-based compensation expense decreased to $0.2 million for the three and nine months ended September 30, 2006 from $0.5 million and $1.8 million for the same periods in 2005. The decrease for the three months ended September 30, 2006 was primarily due to a decline in the number of unvested stock options outstanding. The decrease for the nine months ended September 30, 2006 was primarily due to: (i) a decline in the number of unvested stock options outstanding, (ii) the Company's adoption of SFAS No. 123R which resulted in revised turnover assumptions for the stock options granted during 2002-2004. The change in compensation expense was accounted for as a change in estimate and its cumulative effect was recognized in the first quarter of 2006, and (iii) an adjustment recognized in the second quarter of 2005 as a result of a decrease in the period over which certain performance based stock options and restricted stock are expected to vest.

     Foreign Exchange Gain. The foreign exchange gain of $1.0 million for the nine months ended September 30, 2005 was primarily the result of changes in the fair value of forward contracts entered into during the third quarter of 2003. There were no forward contracts outstanding during 2006.

     Provision for Income Taxes. The effective tax rates decreased to 36.2% and 35.8% for the three and nine months ended September 30, 2006 from 39.8% and 38.0% for the same period in 2005 primarily due to an additional state tax liability recorded in the third quarter of 2005 that was reversed in the second quarter of 2006 as a result of a favorable settlement.

RETURN ON CAPITAL

     The return on capital analysis provides an additional perspective on the financial performance of the Company. The Company believes this information provides a useful measurement of how effectively the Company is utilizing its capital. Return on capital is equal to annualized net operating profit after-tax (net income plus interest expense after-tax) divided by average capital as follows:

                                                     FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                     --------------------   -------------------
(Dollars in thousands)                                 2006       2005        2006       2005
                                                     --------   --------    --------   --------
Net income                                           $ 15,342   $ 14,594    $ 50,145   $ 47,361
Interest expense after-tax (1)                          3,677      2,303       9,495      6,937
                                                     --------   --------    --------   --------
Net operating profit after-tax                       $ 19,019   $ 16,897    $ 59,640   $ 54,298
                                                     ========   ========    ========   ========
Average debt                                         $260,439   $194,571    $223,807   $196,904
Average shareholders' equity                          281,631    342,017     313,996    324,764
                                                     --------   --------    --------   --------
Average capital                                      $542,070   $536,588    $537,803   $521,668
                                                     ========   ========    ========   ========
Return on capital                                        14.0%      12.6%       14.8%      13.9%

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

                                                        FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                     -------------------------   -------------------------
(Dollars in thousands, except per share data)            2006          2005          2006          2005
                                                     -----------   -----------   -----------   -----------
Net income                                           $    15,342   $    14,594   $    50,145   $    47,361
Imputed cost of equity at 10% (1)                         (7,041)       (8,551)      (23,550)      (24,357)
                                                     -----------   -----------   -----------   -----------
   Total economic profit                             $     8,301   $     6,043   $    26,595   $    23,004
                                                     ===========   ===========   ===========   ===========
Diluted weighted average shares outstanding           35,074,557    38,912,822    36,348,390    39,249,304
Economic profit per diluted share (2)                $      0.24   $      0.16   $      0.73   $      0.59

(1) Cost of equity is equal to 10% (on an annual basis) of average shareholders' equity, as disclosed in the Return on Capital calculation.

(2) Economic profit per diluted share equals the economic profit divided by the diluted weighted average number of shares outstanding.

FLOATING YIELD FINANCIAL RESULTS

     The Company's GAAP finance charge revenue is based on estimates of future cash flows and is recognized on a level yield basis. Under the level yield basis, the amount of finance charge revenue recognized in a given period, divided by the loan asset, is a constant percentage. Under GAAP, favorable changes in expected cash flows are treated as increases to the level yield and are recognized over time, while unfavorable changes are recorded as a current period expense. The non-GAAP measure ("Floating Yield") is identical to the Company's GAAP results except that, under the Floating Yield method, all changes in expected cash flows are treated as yield adjustments and therefore impact earnings over time. The GAAP treatment always results in a lower carrying value of the loan receivable asset, but may result in either higher or lower earnings for any given period depending on the timing and amount of expected cash flow changes.

     The Company believes Floating Yield earnings are a more accurate reflection of the economics of the business since both favorable and unfavorable changes in estimated cash flows are treated consistently. The Company uses Floating Yield earnings to measure performance internally including financial performance measures utilized in incentive compensation plans.

     The following table presents selected non-GAAP Floating Yield financial data.

                                                          FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                     ------------------------------   ------------------------------
(Dollars in thousands, except per share data)          2006       2005     % CHANGE     2006       2005     % CHANGE
                                                     --------   --------   --------   --------   --------   --------
Net income                                           $ 16,615   $ 15,743      5.5     $ 49,587   $ 47,383      4.7
Income from continuing operations                      16,707     15,098     10.7       49,780     46,104      8.0
Income from continuing operations per diluted
   share                                                 0.48       0.39     23.1         1.37       1.17     17.1
Net operating profit after tax                         20,292     18,046     12.4       59,082     54,320      8.8
Average capital                                      $547,365   $544,112      0.6     $542,982   $529,426      2.6
Return on capital                                        14.8%      13.3%    11.3         14.5%      13.7%     5.8

     The following table reconciles selected financial data from the Company's GAAP financial results to the Floating Yield financial results.

                                                     FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                     --------------------   -------------------
(Dollars in thousands)                                  2006       2005       2006       2005
                                                      --------   --------   --------   --------
GAAP net operating profit after tax                   $ 19,019   $ 16,897   $ 59,640   $ 54,298
Floating Yield adjustment                                1,273      1,149       (558)        22
                                                      --------   --------   --------   --------
Floating Yield net operating profit after tax         $ 20,292   $ 18,046   $ 59,082   $ 54,320

GAAP average capital                                  $542,070   $536,588   $537,803   $521,668
Floating Yield adjustment                                5,295      7,524      5,179      7,758
                                                      --------   --------   --------   --------
Floating Yield average capital                        $547,365   $544,112   $542,982   $529,426

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under the Company's line of credit and secured financings. The Company's principal needs for capital are to fund Dealer Loan originations, for the payment of dealer holdback, and to fund stock repurchases.

     The Company's cash and cash equivalents increased to $66.8 million as of September 30, 2006 from $7.1 million at December 31, 2005. This increase was primarily a result of the borrowings used to fund the Company's modified Dutch auction tender offer. The Company's total balance sheet indebtedness increased to $323.5 million at September 30, 2006 from $146.9 million at December 31, 2005. This increase was primarily a result of borrowings used to fund stock repurchases in the first, second and third quarters of 2006.

     Restricted Cash and Cash Equivalents increased to $42.0 million as of September 30, 2006 from $13.5 million at December 31, 2005. The balance consists primarily of cash collections and required reserves related to secured funding and future warranty claims.

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

     Restricted securities available for sale consisted of the following:

                                                               AS OF SEPTEMBER 30, 2006
                                                     --------------------------------------------
                                                                 GROSS        GROSS     ESTIMATED
                                                              UNREALIZED   UNREALIZED      FAIR
(in thousands)                                        COST       GAINS       LOSSES       VALUE
                                                     ------   ----------   ----------   ---------
US Government and agency securities                  $1,578       $--         $ (9)       $1,569
Corporate bonds                                       2,117        --          (45)        2,072
                                                     ------       ---         ----        ------
Total restricted securities available for sale       $3,695       $--         $(54)       $3,641
                                                     ======       ===         ====        ======

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

                                                            AS OF                AS OF
                                                     SEPTEMBER 30, 2006    DECEMBER 31, 2005
                                                     ------------------   ------------------
                                                              ESTIMATED            ESTIMATED
                                                                 FAIR                 FAIR
(in thousands)                                        COST      VALUE      COST      VALUE
                                                     ------   ---------   ------   ---------
Contractual Maturity
   Within one year                                   $  728     $  720    $   --     $   --
   Over one year to five years                        2,967      2,921     3,028      2,971
   Over five years to ten years                          --         --       376        374
   Over ten years                                        --         --        --         --
                                                     ------     ------    ------     ------
      Total restricted securities available for
         sale                                        $3,695     $3,641    $3,404     $3,345
                                                     ======     ======    ======     ======

     Stock Repurchases. In the first quarter of 2006, the Board of Directors authorized the repurchase of up to 5.0 million common shares through a modified Dutch auction tender offer. Upon expiration of the tender offer in March 2006, the Company repurchased 4.1 million common shares at a cost of $103.2 million. Additionally, during the third quarter of 2006, the Board of Directors authorized the repurchase of up to 3.5 million common shares through a modified Dutch auction tender offer. Upon expiration of the tender offer in September 2006, the Company accepted for payment 3.5 million common shares at a price of $31.50 per share. On October 3, 2006, the Company made payment for the 3.5 million common shares at a total cost of approximately $110.3 million.

     On August 1, 2006, the Company's Board of Directors authorized the repurchase of up to $25.0 million of the Company's common stock in addition to the Board's prior authorizations.

     For additional information regarding the Company's stock repurchase program, see "Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds", which is incorporated herein by reference.

     Contractual Obligations. In addition to the balance sheet indebtedness as of September 30, 2006, the Company also has contractual obligations resulting in future minimum payments under operating leases. A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                                                      PAYMENTS DUE BY PERIOD
                                                     -------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                TOTAL    < 1 YEAR   1-3 YEARS   3-5 YEARS   > 5 YEARS
-----------------------                              --------   --------   ---------   ---------   ---------
Long-term debt obligations                           $321,507   $289,245    $32,262       $--         $--
Capital lease obligations                               1,963        686      1,277        --          --
Operating lease obligations                             1,528        672        856        --          --
                                                     --------   --------    -------       ---         ---
   Total contractual obligations                     $324,998   $290,603    $34,395       $--         $--
                                                     ========   ========    =======       ===         ===

CRITICAL ACCOUNTING ESTIMATES

     The Company's consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the recognition of finance charge revenue and the allowance for credit losses. Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 discusses several critical accounting policies, which the Company believes involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting policies, other than related to stock-based compensation expense as discussed in Note 2 to the consolidated financial statements, incorporated herein by reference, from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

     Changes in Internal Controls Over Financial Reporting. There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     On July 18, 2002, the Circuit Court of Jackson County, Missouri granted plaintiffs leave to file a fourth amended petition which was filed on October 28, 2002. Instead of a subclass of Class 2, that petition alleges a new, expanded Class 3 relating to allegedly inadequate repossession notices. The Company filed a motion to dismiss the plaintiff's fourth amended complaint on November 4, 2002. On November 18, 2002, the Company filed a memorandum urging the decertification of the classes. On February 21, 2003, the plaintiffs filed a brief opposing the Company's November 4, 2002 motion to dismiss the case. On May 19, 2004, the Circuit Court released an order, dated January 9, 2004, that denied the Company's motion to dismiss. On November 16, 2005 the Circuit Court issued an order that, among other things, adopted the District Court's order certifying classes. By adopting the District Court's order, the Circuit Court's order certified only the two original classes and did not certify the new, expanded Class 3. On January 13, 2006, plaintiffs filed a motion entitled Plaintiffs' Motion To Adjust Class 2 Definition To Correspond With Allegations Of Their Fourth Amended Complaint which requested that the "repossession subclass" be deleted from Class 2 and a new Class 3 be adopted. The Company filed a response arguing that the new, expanded Class 3 is inappropriate for a number of reasons including the expiration of the statute of limitations. On May 23, 2006, the Circuit Court issued several orders, including an order granting plaintiffs' motion and adding the new Class 3. On June 2, 2006 the Company filed for leave to appeal the Circuit Court's decision to allow the expanded repossession class as well as its November 16, 2005 certification order. The Court of Appeals denied the Company's request for leave to appeal the Circuit Court's decision on August 31, 2006.

     The Company will continue its vigorous defense of all remaining claims. However, an adverse ultimate disposition of this litigation could have a material negative impact on the Company's financial position, liquidity and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table summarizes the Company's stock repurchases for the three months ended September 30, 2006:

                                                                          TOTAL NUMBER OF    MAXIMUM NUMBER
                                                                         SHARES PURCHASED    OF SHARES THAT    MAXIMUM DOLLAR VALUE
                                                                            AS PART OF         MAY YET BE      THAT MAY YET BE USED
                                         TOTAL NUMBER                        PUBLICLY        PURCHASED UNDER    TO PURCHASE SHARES
                                           OF SHARES     AVERAGE PRICE    ANNOUNCED PLANS     THE PLANS OR        UNDER THE PLANS
                PERIOD                     PURCHASED    PAID PER SHARE      OR PROGRAMS     PROGRAMS (A)(B)      OR PROGRAMS (A)
                ------                   ------------   --------------   ----------------   ----------------   --------------------
July 1 through July 31, 2006                      --        $   --                  --            224,014           $        --
August 1 through August 31, 2006             314,383         27.39             314,383          3,500,000            22,529,186
September 1 through September 30, 2006     3,500,000         31.50           3,500,000                 --            22,529,186
                                           ---------        ------           ---------
                                           3,814,383        $31.16           3,814,383
                                           =========        ======           =========

(A) The Company's board of directors approved a stock repurchase program which authorizes the Company to purchase common shares in the open market or in privately negotiated transactions at price levels the Company deems attractive. At this time, the Company has authorization to repurchase an additional $25.0 million of the Company's common stock. As of September 30, 2006, the Company has repurchased approximately 7.1 million shares under this program at a cost of $71.4 million.

(B) On August 28, 2006, the Company announced a modified Dutch auction tender offer to purchase up to 3.5 million shares of its common stock at a purchase price of not less than $28.00 per share and not greater than $31.50 per share. Upon expiration of the tender offer on September 26, 2006, the company accepted for payment 3.5 million shares of its common stock at a price of $31.50 per share. The Company made payment for these shares on October 3, 2006.

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

                                        CREDIT ACCEPTANCE CORPORATION
                                        (Registrant)


                                        By: /s/ Kenneth S. Booth
                                            ------------------------------------
                                            Kenneth S. Booth
                                            Chief Financial Officer
                                            October 30, 2006

                                        (Principal Financial Officer, Principal
                                        Accounting Officer and Duly Authorized
                                        Officer)

                                INDEX OF EXHIBITS

 EXHIBIT
   NO.     NOTE                             DESCRIPTION
--------   ----                             -----------
4(f)(77)     1    Certificate Funding Agreement, dated September 20, 2006,
                  between the Company, Credit Acceptance Residual Funding LLC,
                  Wachovia Bank, National Association, Variable Funding Capital
                  Company LLC, and Wachovia Capital Markets, LLC, and agreements related thereto.

31(a)        2    Certification of Chief Executive Officer, pursuant to Rule
                  13a-14(a) of the Securities Exchange Act of 1934.

31(b)        2    Certification of Chief Financial Officer, pursuant to Rule
                  13a-14(a) of the Securities Exchange Act of 1934.

32(a)        2    Certification of Chief Executive Officer, pursuant to 18
                  U.S.C. Section 1350 and Rule 13a-14(b) of the Securities
                  Exchange Act of 1934.

32(b)        2    Certification of Chief Financial Officer, pursuant to 18
                  U.S.C. Section 1350 and Rule 13a-14(b) of the Securities
                  Exchange Act of 1934.

1 Previously filed as an exhibit to the Company's Current Report on Form 8-K, as amended, dated September 20, 2006, and incorporated herein by reference.

2    Filed herewith.