Form 10-K
period 2006-12-31
CREDIT ACCEPTANCE CORPORATION
filed 2007-03-02
CIK 885550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
Commission File Number 000-20202
CREDIT ACCEPTANCE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-1999511 (I.R.S. Employer Identification No.)

25505 W. Twelve Mile Road, Suite 3000 Southfield, Michigan (Address of Principal Executive Offices)	48034-8339 (Zip Code)
Registrant’s telephone number, including area code: (248) 353-2700
Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of 5,027,759 shares of the Registrant’s common stock held by non-affiliates on June 30, 2006 was approximately $136.5 million. For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.
At February 28, 2007, there were 30,250,187 shares of the Registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement pertaining to the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2006

PART I
ITEM 1. BUSINESS
General
     Since 1972, Credit Acceptance (the “Company” or “Credit Acceptance”) has provided auto loans to consumers, regardless of their credit history. The Company’s product is offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for the Company’s product, but who actually end up qualifying for traditional financing.
     Without the Company’s product, consumers are often unable to purchase a vehicle or they purchase an unreliable one and are not provided the opportunity to improve their credit standing. As the Company reports to the three national credit reporting agencies, a significant number of its consumers improve their lives by improving their credit score and move on to more traditional sources of financing.
     Credit Acceptance was founded to collect retail installment contracts (referred to as “Consumer Loans”) originated by automobile dealerships owned by the Company’s founder, majority shareholder, and current Chairman, Donald Foss. During the 1980s, the Company began to market this service to non-affiliated dealers and, at the same time, began to offer dealers a non-recourse cash payment (referred to as an “advance”) against anticipated future collections on Consumer Loans serviced for that dealer. Today, the Company’s program is offered to dealers throughout the United States. The Company refers to dealers who participate in its program and who share its commitment to changing consumers’ lives as “dealer-partners”.
     The Company’s Internet address is creditacceptance.com. The Company makes available, free of charge on the web site, copies of reports it files with or furnishes to the Securities and Exchange Commission as soon as reasonably practicable after the Company electronically files or furnishes such reports.
     The Company is an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the dealer-partner and immediately assigned to the Company. Typically, the compensation paid to the dealer-partner in exchange for the Consumer Loan is paid in two parts. A portion of the compensation is paid at the time of origination, and a portion is paid over time. The amount paid at the time of origination is called an advance; the portion paid over time is based on the performance of the loan and is called dealer holdback.
     For accounting purposes, the transactions described above are not considered to be loans to consumers. Instead, the Company’s accounting reflects that of a lender to the dealer-partner. This classification for accounting purposes is primarily a result of (i) the dealer-partner’s financial interest in the Consumer Loan and (ii) certain elements of the Company’s legal relationship with the dealer-partner. The cash amount advanced to the dealer-partner is recorded as an asset on the Company’s balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the amount recorded in Loans receivable.
     A small percentage of Consumer Loans in the United States are assigned to the Company in exchange for a single payment. Because the dealer-partner does not retain a financial interest in loans acquired in this manner, these loans are considered to be Purchased Loans (“Purchased Loans”) for accounting purposes.
Principal Business
     A consumer who does not qualify for conventional automobile financing can purchase a used vehicle from a Credit Acceptance dealer-partner and finance the purchase through the Company. As payment for the vehicle, the dealer-partner receives the following:
(i)	a down payment from the consumer;

(ii)	a cash advance from the Company; and

(iii)	after the advance has been recovered by the Company, the cash from payments made on the Consumer Loan, net of certain collection costs and the Company’s servicing fee (“dealer holdback”).
     The Company’s servicing fee is equal to a fixed percentage (typically 20%) of each payment collected. In addition, the Company receives fees for other products and services provided in connection with Consumer Loans. Consumers and dealer-partners benefit as follows:

Consumers. The Company helps change the lives of consumers who do not qualify for conventional automobile financing by helping them obtain quality transportation and, equally important, providing an opportunity to establish or reestablish their credit through the timely repayment of their Consumer Loan.
Dealer-Partners. The Company’s program increases dealer-partners’ profits in the following ways:
•	Enables dealer-partners to sell cars to consumers who may not be able to obtain financing without the Company’s program. In addition, consumers often become repeat customers by financing future vehicle purchases either through the Company’s program or, after they have successfully established or reestablished their credit, through conventional financing.

•	Allows dealer-partners to share in the profits not only from the sale of the vehicle, but also from its financing.

•	Enables dealer-partners to attract consumers by advertising “guaranteed credit approval”, where allowed by law. The consumers will often use other services of the dealer-partners and refer friends and relatives to them.

•	Enables dealer-partners to attract consumers who mistakenly assume they do not qualify for conventional financing.
Credit Acceptance derives its revenues from the following principal sources:
(i)	Finance charges, which are comprised of: (a) servicing fees earned as a result of servicing Consumer Loans assigned to the Company by dealer-partners, (b) fees earned from the Company’s third party ancillary product offerings, which primarily consist of service contract programs and (c) fees associated with the Dealer Loan including term extension fees;

(ii)	license fees, which represent monthly fees charged to dealer-partners for access to the Company’s patented Internet-based Credit Approval Processing System (“CAPS”);

(iii)	other income, which primarily consists of: remarketing charges, fees charged to dealer-partners for enrolling in the Company’s program, interest income on secured financing, and fees for marketing materials.
     The following table sets forth the percent relationship to total revenue from continuing operations of each of these sources:

	For the Years Ended
	December 31,
	2006	2005	2004
Percent of Total Revenue from Continuing Operations
Finance charges	86.0%	87.6%	87.5%
License fees	6.2%	4.9%	3.4%
Other income	7.8%	7.5%	9.1%

Total revenue	100.0%	100.0%	100.0%

     The Company’s business is seasonal with peak Consumer Loan acceptances occurring during the first quarter of the year. However, this seasonality does not have a material impact on the Company’s interim results.
     The Company is organized into two primary business segments: United States and Other. The Other segment consists of a number of discontinued businesses including a United Kingdom automobile financing business, an automobile leasing business, a Canadian automobile financing business, and a business offering secured lines of credit and floorplan financing products. In early 2002, the Company stopped originating automobile leases and effective June 30, 2003 stopped accepting Consumer Loans originated in the United Kingdom and Canada. The Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary on December 30, 2005. As of December 31, 2006, substantially all of the Company’s capital was invested in the United States business segment. For information regarding the Company’s reportable segments, see Note 10 to the consolidated financial statements, which is incorporated herein by reference.
Operations in the United States
     Sales and Marketing. The Company’s target market is a select group of the more than 70,000 independent and franchised automobile dealers in the United States. The marketing of the Company’s program is intended to: (i) result in a network consisting of the highest quality dealer-partners who share the Company’s commitment to changing lives and (ii) increase the value of the Company’s program to the Company’s dealer-partners. Dealer-partners pay an enrollment fee to join the Company’s program. In return, the Company provides the dealer-partner with sales promotion kits, signs, training and the first month’s access to CAPS. Dealer-partners have the option to pay a one-time enrollment fee of $9,850 to join the Company’s program or to defer the fee. Dealer-partners choosing to defer the fee instead agree to allow the Company to keep 50% of the first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after 100 Consumer Loans have been originated and assigned to the Company.

     Dealer-partner enrollments in the United States for each of the last five years are presented in the table below.

Number of
Dealer-Partner
Year	Enrollments
2002	143
2003	399
2004	534
2005	956
2006	1,172
     A new dealer-partner is required to execute a dealer servicing agreement, which defines the legal relationship between the Company and the dealer-partner. The dealer servicing agreement assigns the responsibilities for administering, servicing and collecting the amounts due on Consumer Loans to the Company. The dealer servicing agreement provides that collections received by Credit Acceptance during a calendar month on Consumer Loans assigned by a dealer-partner are applied on a pool-by-pool basis as follows:
•	First, to reimburse Credit Acceptance for certain collection costs;

•	Second, to pay Credit Acceptance its servicing fee;

•	Third, to reduce the aggregate advance balance and to pay any other amounts due from the dealer-partner to the Company; and

•	Fourth, to the dealer-partner as payment for amounts contractually due under the dealer servicing agreement.
     Under the typical dealer servicing agreement, a dealer-partner represents that it will only submit Consumer Loans to Credit Acceptance which satisfy criteria established by the Company, meet certain conditions with respect to the binding nature and the status of the security interest in the purchased vehicle, and comply with applicable state, federal and foreign laws and regulations. Dealer-partners receive a monthly statement from the Company, summarizing all activity on Consumer Loans assigned by such dealer-partner.
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
     The typical dealer servicing agreement may be terminated by the Company or by the dealer-partner upon written notice. The Company may terminate the dealer servicing agreement immediately in the case of an event of default by the dealer-partner. Events of default include, among other things:
(1)	the dealer-partner’s refusal to allow the Company to audit its records relating to the Consumer Loans assigned to the Company;

(2)	the dealer-partner, without the Company’s consent, is dissolved; merges or consolidates with an entity not affiliated with the dealer-partner; or sells a material part of its assets outside the course of its business to an entity not affiliated with the dealer-partner; or

(3)	the appointment of a receiver for, or the bankruptcy or insolvency of, the dealer-partner.
     While a dealer-partner can cease submitting Consumer Loans to the Company at any time without terminating the dealer servicing agreement, if the dealer-partner elects to terminate the dealer servicing agreement or in the event of a default, the dealer-partner must immediately pay the Company:
(i)	any unreimbursed collection costs;

(ii)	any unpaid advances and all amounts owed by the dealer-partner to the Company; and

(iii)	a termination fee equal to 15% of the then outstanding amount of the Consumer Loans accepted by the Company.

     Upon receipt of such amounts in full, the Company would reassign the Consumer Loans and its security interest in the financed vehicles to the dealer-partner. In the event of a termination by the Company (or any other termination if the Company and the dealer- partner agree), the Company may continue to service Consumer Loans accepted prior to termination in the normal course of business without charging a termination fee.
     Consumer Loan Assignment. Once a dealer-partner has enrolled in the Company’s program, the dealer-partner may begin submitting Consumer Loans to the Company for servicing, administration, and collection. A Consumer Loan occurs when a consumer enters into a contract with a dealer-partner that sets forth the terms of the agreement between the consumer and the dealer-partner for the payment of the purchase price of the automobile. The amount of the Consumer Loan consists of the total principal and interest that the consumer is required to pay over the term of the Consumer Loan. Virtually all of the Consumer Loans accepted by the Company in the United States are processed through CAPS. CAPS was offered beginning in January 2001, and allows dealer-partners to input a consumer’s credit application and view the response from the Company via the Internet. CAPS allows dealer-partners to: (i) receive an approval from the Company much faster than with historical methods; and (ii) interact with the Company’s credit scoring system to improve the structure of each transaction prior to delivery. All responses include the amount of the advance, as well as any stipulations required for funding. The amount of the advance is determined using a formula which considers a number of factors including the timing and amount of cash flows expected on the related Consumer Loan and the Company’s target return on capital at the time the Consumer Loan is assigned. The estimated future cash flows are determined based upon a proprietary credit scoring system, which considers numerous variables, including the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information and other factors, to calculate a composite credit score that corresponds to an expected collection rate. The Company’s credit scoring system forecasts the collection rate based upon the historical performance of Consumer Loans in the Company’s portfolio that share similar characteristics. The performance of the credit scoring system is evaluated monthly by comparing projected to actual Consumer Loan performance. Adjustments are made to the credit scoring system when necessary.
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
     CAPS interfaces with the Company’s Application and Contract System (“ACS”). Consumer Loan information included in CAPS is automatically entered into ACS through a download from CAPS. Additional Consumer Loan information is entered into ACS manually. ACS provides credit scoring capability as well as the ability to process Consumer Loan packages. ACS compares Consumer Loan data against information provided during the approval process and allows the funding analyst to check that all stipulations have been met prior to funding. Consumer Loan contracts are written on a contract form provided by the Company and the Consumer Loan transaction typically is not completed until the dealer-partner has received approval from the Company. The assignment of the Consumer Loan from the dealer-partner to the Company occurs after both the consumer and dealer-partner sign the contract and the original contract is received and approved by the Company. Although the dealer-partner is named in the Consumer Loan contract, the dealer-partner generally does not have legal ownership of the Consumer Loan for more than a moment and the Company, not the dealer-partner, is listed as lien holder on the vehicle title. The consumer’s payment obligation is directly to the Company. Payments are generally made by the consumer directly to the Company. The consumer’s failure to pay amounts due under the Consumer Loan will result in collection action by the Company.
     The Company generally offers the dealer-partner a non-recourse advance against anticipated future collections on the Consumer Loan. Since typically the combination of the advance and the consumer’s down payment provides the dealer-partner with a cash profit at the time of sale, the dealer-partner’s risk in the Consumer Loan is limited. The Company cannot demand repayment from the dealer-partner of the advance except in the event the dealer-partner is in default of the dealer servicing agreement. Advances are made only after the Consumer Loan is approved, accepted by and assigned to the Company and all other stipulations required for funding have been satisfied.
     Cash advanced to dealer-partners is automatically assigned to the originating dealer-partner’s open pool of advances. The Company records the amount advanced to the dealer-partner as a Dealer Loan (“Dealer Loan”), which is classified within Loans receivable in the Company’s consolidated balance sheets. At the dealer-partner’s option, a pool containing at least 100 Consumer Loans can be closed and subsequent advances assigned to a new pool. All advances due from a dealer-partner are secured by the future collections on the dealer-partner’s portfolio of Consumer Loans assigned to the Company. The Company perfects its security interest by taking possession of the Consumer Loans. Net collections on all related Consumer Loans within the pool, after payment of the Company’s servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance owing against those Consumer Loans within the pool. Once the advance balance has been repaid, the dealer-partner is entitled to receive future net collections from Consumer Loans within that pool, after payment of the Company’s servicing fee and reimbursement of certain collection costs. If the collections on Consumer Loans from a dealer-partner’s pool are not sufficient to repay the advance balance, the dealer-partner will not receive dealer holdback. Additionally, for dealer-partners with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for dealer holdback.
     Dealer-partners have an opportunity to receive a portion of the dealer holdback on an accelerated basis at the time a pool of 100 or more Consumer Loans is closed. The eligibility to receive accelerated dealer holdback and the amount paid to the dealer-partner is calculated using a formula that considers the collection rate and the advance balance on the closed pool.
     The Company’s business model allows it to share the risk and reward of collecting on the Consumer Loans with the dealer-partners. Such sharing is intended to motivate the dealer-partner to assign better quality Consumer Loans, follow the Company’s underwriting guidelines, and provide appropriate service and support to the consumer after the sale. The Company believes this arrangement aligns the interests of the Company, the dealer-partner and the consumer. The Company measures various criteria for each dealer-partner against other dealer-partners in their area as well as the top performing dealer-partners. Sales representatives present the analysis to the dealer-partner as needed to develop an action plan with the dealer-partner to improve the dealer-partner’s overall success with the Company’s program.
     Information on the Company’s Consumer Loans is presented in the following table:

	For the Years Ended December 31,
Average Consumer Loan Data	2006	2005	2004	2003	2002
Average size of Consumer Loan accepted	$12,729	$11,980	$12,634	$12,143	$11,202
Percentage growth in average size of Consumer Loan	6.3%	(5.2)%	4.0%	8.4%	7.7%
Average initial maturity (in months)	37	34	37	37	36
     Servicing and Collections. The Company’s collectors are organized into teams. The Company’s first payment missed team services Consumer Loans of consumers who have failed to make one of their first three payments on time. A collection call is generally placed to these consumers within one day after the payment is due. Once a consumer has made their first three payments, the consumers are segmented by delinquency and phone contact profile. The daily contact strategy matches delinquency and contact segments with appropriate collector skill sets with the goal of maximizing cash collections. The Company has an incentive system to encourage collectors to collect the full amount due and eliminate the delinquency on Consumer Loans assigned to their team. Collectors may recommend repossession of the vehicle based on a variety of factors including the amount of the delinquency and the estimated value of the vehicle. These recommendations are typically reviewed by a collection team supervisor.
     When a Consumer Loan is approved for repossession, the account is transferred to the Company’s repossession team. Repossession personnel continue to service the Consumer Loan as it is being assigned to a third party repossession contractor, who works on a contingency fee basis. Once a vehicle has been repossessed, the consumer can negotiate a redemption with the Company, whereby the vehicle is returned to the consumer in exchange for paying off the Consumer Loan balance, or where appropriate or if required by law, the vehicle is returned to the consumer and the Consumer Loan reinstated, in exchange for reducing or eliminating the past due balance. If the redemption process is not successful, the vehicle is typically sold at a wholesale automobile auction. Prior to sale, the vehicle is usually inspected by the Company’s remarketing representatives who authorize repair and reconditioning work in order to maximize the net sale proceeds at auction.
     If the vehicle sale proceeds are not sufficient to satisfy the balance owing on the Consumer Loan, the Consumer Loan is serviced by either: (i) the Company’s senior collection team, in the event that the consumer is willing to make payments on the deficiency balance; or (ii) where permitted by law, the Company’s legal team, if it is believed that legal action is required to reduce the deficiency balance owing on the Consumer Loan. The Company’s legal team assigns Consumer Loans to third party collection attorneys who file a claim and upon obtaining a judgment, garnish wages or other assets ; or (iii) to a third party collection company.
     Collectors rely on two systems to service accounts, the Collection System (“CS”) and the Loan Servicing System (“LSS”). The CS and LSS are connected through a batch interface. The present CS has been in service since June 2002. The CS interfaces with a predictive dialer and records all activity on a Consumer Loan, including details of past phone conversations with the consumer, collection letters sent, promises to pay, broken promises, repossession orders and collection attorney activity. The LSS maintains a record of all transactions relating to Consumer Loans assigned after July 1990 and is a primary source of management reporting including data utilized to:

(i)	evaluate the Company’s proprietary credit scoring system;

(ii)	forecast future collections;

(iii)	establish the amount of revenue recognized by the Company; and

(iv)	analyze the profitability of the Company’s program.
     During the third quarter of 2005, the Company began an initiative to outsource a portion of its collection function to a company in India. In the second quarter of 2006, the Company entered into another outsourcing arrangement with a company in Costa Rica. These outsourced collectors service accounts using the Collection System and typically work on accounts that are less than sixty days past due. The Company expects the outsourcing to minimize the geographic risk of having two collection centers in the United States, provide additional flexibility and to reduce costs.
Service Contracts and Insurance Products
     The Company provides dealer-partners the ability to offer vehicle service contracts to consumers. Under this program, the sales price of the service contract is added to the amount due under the Consumer Loan. The cost of the service contract, plus a commission earned by the dealer-partner on the sale of the service contract is added to the advance balance. A portion of the amount added to the advance balance is retained by the Company as a fee. Third party vehicle service contract administrators (“TPAs”) bear all of the risk of loss on claims. During 2004, the Company entered into agreements with two TPAs through which the Company is eligible to receive underwriting profits from the TPAs based on the level of future claims paid. The Company will be eligible in 2007 to receive profits related to 2004. Funds paid by the Company to the TPA to pay future claims are held in trusts. The assets and liabilities of the trusts have been consolidated on the Company’s balance sheet in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). As of December 31, 2006, the trusts had $18.2 million in assets available to pay claims and a related claims reserve of $17.7 million. For additional information regarding the two TPAs, see Note 1 to the consolidated financial statements, which is incorporated herein by reference.
     The Company maintains relationships with certain insurance carriers which provide dealer-partners the ability to offer consumers credit life and disability insurance. Should the consumer elect to purchase this insurance, the premium on the insurance policy is added to the amount due under the Consumer Loan and to the advance balance. The Company is not involved in the actual sale of the insurance; however, the insurance carrier cedes the premiums, less a fee, to a wholly-owned subsidiary of the Company, which reinsures the coverage under the policy. As a result, the Company, through its subsidiary, bears the risk of loss, and earns revenues from premiums ceded and the investment of such funds. The Company’s reserve for insurance claims was $0.1 million and $0.2 million at December 31, 2006 and 2005, respectively. The Company ceased offering this product in November 2003.
     During the first quarter of 2005, the Company began offering Guaranteed Asset Protection (“GAP”) debt cancellation terms in its contracts. GAP provides the consumer protection by paying the difference between the loan balance and the consumer’s insurance coverage limit in the event the vehicle is totaled or stolen. The Company receives a fee for every GAP product sold by its dealer-partners. The cost of GAP, the Company’s fee, plus a commission earned by the dealer-partner on the sale of GAP, is added to the advance balance.
Businesses in Liquidation
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
     In January 2002, the Company decided to exit the automobile leasing business. Prior to this decision, the Company assumed ownership of automobile leases from dealer-partners for an amount based on the value of the vehicle as determined by an industry guidebook, assumed ownership of the related vehicle from the dealer-partner and received title to the vehicle. This program differed from the Company’s principal business in that the Company assumed ownership of the vehicles and assumed no liability to the dealer-partner for dealer holdback payments.
     The Company offered line of credit arrangements to certain dealers who were not participating in the Company’s core program. These lines of credit are secured primarily by loans, originated and serviced by the dealer, with additional security provided by the personal guarantee of the dealership’s owner. The effective interest rate on these loans varies based upon the amount loaned to the dealer and the percentage of collections on the loan portfolio required to be remitted to the Company. During the third quarter of 2001, the Company discontinued offering this program to new dealers and is in the process of reducing the amount of capital invested in this business.

Credit Loss Policy
     For information regarding the Company’s accounting policy for the allowance for credit losses, see Note 1 to the consolidated financial statements, which is incorporated herein by reference.
Competition
     The market for consumers who do not qualify for conventional automobile financing is large and highly competitive. The Company’s largest competition comes from “buy here, pay here” dealerships where the dealer finances the consumer’s purchase and services the Consumer Loan themselves. The market is also currently served by banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned. Many of these companies are much larger and have greater resources than the Company. These companies typically target higher credit tier customers within the Company’s market. In seeking to establish the Company as one of the principal financing sources of its dealer-partners, the Company competes predominantly on the basis of a high level of dealer-partner service and strong dealer-partner relationships, and by offering guaranteed credit approval for consumers. While the Company is aware of only a few companies that offer guaranteed credit approval, there is the potential that significant direct competition could emerge and that the Company may be unable to compete successfully.
Customer and Geographic Concentrations
     No single dealer-partner accounted for more than 10% of total revenues during any of the last three years. Additionally, no single dealer-partner’s Dealer Loan balance accounted for more than 10% of total Dealer Loans as of December 31, 2006 or as of December 31, 2005. The following table provides information regarding the five states that are responsible for the largest dollar amount of Consumer Loans accepted in the United States during 2006:

	Consumer Loans Accepted		Active Dealer-Partners (1)
(Dollars in thousands)	Amount	% of Total	Number	% of Total
Texas	$99,398	8.3%	138	6.2%
Alabama	90,836	7.6	73	3.3
Michigan	88,792	7.4	161	7.2
Mississippi	70,621	5.9	58	2.6
New York	68,197	5.7	145	6.5
All other states	785,187	65.1	1,657	74.2

Total	$1,203,031	100.0%	2,232	100.0%

(1)	Active dealer-partners are dealer-partners who submitted at least one Consumer Loan during the year.
     The following table provides information regarding the five states that are responsible for the largest dollar amount of Consumer Loans accepted in the United States during 2005:

	Consumer Loans Accepted		Active Dealer-Partners (1)
(Dollars in thousands)	Amount	% of Total	Number	% of Total
Michigan	$84,338	8.4%	161	9.1%
Alabama	67,508	6.7	59	3.3
Mississippi	67,252	6.7	56	3.2
New York	59,461	5.9	108	6.1
Texas	58,678	5.9	109	6.2
All other states	663,882	66.4	1,273	72.1

Total	$1,001,119	100.0%	1,766	100.0%

(1)	Active dealer-partners are dealer-partners who submitted at least one Consumer Loan during the year.
     While not considered to be a concentration, the Company’s transactions with related parties are significant. For information regarding the Company’s transactions with related parties, see Note 7 to the consolidated financial statements, which is incorporated herein by reference.

Geographic Financial Information
     The following table sets forth, for each of the last three years for the Company’s domestic and foreign operations, the amount of revenues and long-lived assets:

	As of and for the Years Ended
	December 31,
(In thousands)	2006	2005	2004
Revenues from Continuing Operations
United States	$219,077	$200,641	$171,111
Other foreign	255	627	960

Total revenues from continuing operations	$219,332	$201,268	$172,071

Long-lived assets
United States	$16,203	$17,992	$19,474
Other foreign	—	—	232

Total long-lived assets	$16,203	$17,992	$19,706

Regulation
     The Company’s businesses are subject to various state, federal and foreign laws and regulations, which:
(i)	require licensing and qualification,

(ii)	regulate interest rates, fees and other charges,

(iii)	require specified disclosures to consumers,

(iv)	govern the sale and terms of ancillary products; and

(v)	define the Company’s rights to collect Consumer Loans and repossess and sell collateral.
     Failure to comply with, or an adverse change in, these laws or regulations could have a material adverse effect on the Company by, among other things, limiting the states or countries in which the Company may operate, restricting the Company’s ability to realize the value of the collateral securing the Consumer Loans, or resulting in potential liability related to the servicing of Consumer Loans accepted from dealer-partners. In addition, governmental regulations depleting the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on the Company. The Company is not aware of any such legislation currently pending that could have a material adverse effect on the Company.
     The sale of insurance products in connection with Consumer Loans assigned to the Company by dealer-partners is also subject to state laws and regulations. However, as the Company does not deal directly with consumers in the sale of insurance products, it does not believe that such laws and regulations significantly affect its business. Nevertheless, there can be no assurance that insurance regulatory authorities in the jurisdictions in which such products are offered by dealer-partners will not seek to regulate the Company or restrict the operation of the Company’s business in such jurisdictions. Any such action could materially adversely affect the income received from such products. The Company’s credit life and disability reinsurance and property and casualty insurance subsidiaries are licensed and subject to regulation in the Turks and Caicos Islands.
     The Company believes that it maintains all material licenses and permits required for its current operations and is in substantial compliance with all applicable laws and regulations. The Company’s dealer servicing agreement with dealer-partners provides that the dealer-partner shall indemnify the Company with respect to any loss or expense the Company incurs as a result of the dealer-partner’s failure to comply with applicable laws and regulations.

Team Members
     As of December 31, 2006, the Company had 788 full and part-time team members. The Company’s team members have no union affiliations and the Company believes its relationship with its team members is good. The table below presents team members by department:

	Number of Team
	Members
	December 31,
Department	2006	2005
Collection and Servicing	423	474
Loan Origination and Processing	100	52
Sales and Marketing	103	92
Finance and Accounting	38	37
Information Systems	63	67
Management and Support	61	55

Total	788	777

ITEM 1A. RISK FACTORS
The Company’s inability to accurately forecast and estimate the amount and timing of future collections could have a material adverse effect on results of operations.
     The ability to accurately forecast Consumer Loan performance is critical to the Company’s success. At the time of Consumer Loan acceptance, the Company forecasts future expected cash flows from the Consumer Loan. Based on these forecasts, the Company makes an advance to the related dealer-partner at a level designed to achieve an acceptable return on capital. If Consumer Loan performance equals or exceeds original expectations, it is likely the target return on capital will be achieved. However, actual cash flows from any individual Dealer Loan are often different than cash flows estimated at Dealer Loan inception. If such difference is favorable, the difference is recognized into income over the remaining life of the Dealer Loan through a yield adjustment. If such difference is unfavorable, an allowance for credit losses is established and a corresponding provision for credit losses is recorded as a current period expense. Because there are differences between estimated cash flows at inception and actual cash flows, an allowance is required for a significant portion of the Company’s Dealer Loan portfolio. There can be no assurance that estimates will be accurate or that Consumer Loan performance will be as expected. If the Company produces disappointing operating results, it will likely be because future Consumer Loan performance was overestimated. In the event that the Company underestimates the default risk or under-prices products, the financial position, liquidity and results of operations will be adversely affected, possibly to a material degree.
Due to increased competition from traditional financing sources and non-traditional lenders, the Company may not be able to compete successfully.
     The automobile finance market is highly fragmented and is served by a variety of companies. The Company’s largest competition comes from “buy here, pay here” dealerships where the dealer finances the consumer’s purchase and services the Consumer Loan themselves. The market is also currently served by banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned. Many of these companies are much larger and have greater financial resources than are available to the Company, and many have long standing relationships with automobile dealerships. Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and consumers. In seeking to establish the Company as one of the principal financing sources of its dealer-partners, the Company competes predominately on the basis of a high level of dealer service and strong dealer relationships, and by offering guaranteed credit approval for consumers. While the Company is aware of only a few companies that offer guaranteed credit approval, there is potential that significant direct competition could emerge and that the Company may be unable to compete successfully.
The Company’s ability to maintain and grow the business is dependent on the ability to continue to access funding sources and obtain capital on favorable terms.
     The Company has two revolving credit facilities: a $135.0 million line of credit which matures on June 20, 2008 with a commercial bank syndicate and a $325.0 million warehouse facility which matures on February 13, 2008 with institutional investors. In addition, the Company utilizes Rule 144A asset backed secured borrowings with qualified institutional investors and has access to a residual credit facility. There can be no assurance that new or additional financing can be obtained, or that it will be available on acceptable terms. If its various financing alternatives were to become limited or unavailable, the Company would have to limit business activity, and operations could be materially adversely affected.
The Company may not be able to generate sufficient cash flow to service its outstanding debt and fund operations.
     The Company currently has substantial outstanding indebtedness and its credit facilities allow the Company to incur significant amounts of additional debt. The ability to make payment of principal or interest on indebtedness will depend in part on the Company’s future operating performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond the Company’s control. If the Company is unable to generate sufficient cash flow in the future to service its debt, it may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any such refinancing will be possible or that any additional financing can be obtained on sustainable terms.

The substantial regulation to which the Company is subject limits the business and could result in potential liability.
     The Company’s business is subject to various laws and regulations which require licensing and qualification; limit interest rates, fees and other charges associated with the Consumer Loans assigned to the Company; require specified disclosures by dealer-partners to consumers; govern the sale and terms of ancillary products; and define the rights to repossess and sell collateral. Failure to comply with, or an adverse change in, these laws or regulations could have a material adverse effect on the Company by, among other things, limiting the jurisdictions in which the Company may operate, restricting the ability to realize the value of the collateral securing the Consumer Loans, making it more costly or burdensome to do business, or resulting in potential liability. In addition, governmental regulations which would deplete the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on the Company.
     The sale of insurance products in connection with Consumer Loans assigned to the Company by dealer-partners is also subject to state laws and regulations. As the holder of the Consumer Loans that contain these products, some of these state laws and regulations may apply to the Company’s servicing and collection of the Consumer Loans. Although the Company does not believe that such laws and regulations significantly affect its business because it does not deal directly with consumers in the sale of insurance products, there can be no assurance that insurance regulatory authorities in the jurisdictions in which such products are offered by dealer-partners will not seek to regulate or restrict the operation of the business in such jurisdictions. Any such action could materially adversely affect the income received from such products.
Adverse changes in economic conditions, or in the automobile or finance industries or the non-prime consumer market, could adversely affect the Company’s financial position, liquidity and results of operations and its ability to enter into future financing transactions.
     The Company is subject to general economic conditions which are beyond its control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Because the business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions and losses on these Consumer Loans could be higher than that of those experienced in the general automobile finance industry, and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, the Company’s servicing costs may increase without a corresponding increase in service fee income. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also materially adversely affect the Company’s financial position, liquidity and results of operations and its ability to enter into future financing transactions.
Litigation the Company is involved in from time to time may adversely affect its financial condition, results of operations and cash flows.
     As a result of the consumer-oriented nature of the industry in which the Company operates and uncertainties with respect to the application of various laws and regulations in some circumstances, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud and breach of contract. Some litigation against the Company could take the form of class action complaints by consumers. As the assignee of Consumer Loans originated by dealer-partners, it may also be named as a co-defendant in lawsuits filed by consumers principally against dealer-partners. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. A significant judgment against the Company in connection with any litigation could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is dependent on its senior management and the loss of any of these individuals or an inability to hire additional personnel could adversely affect its ability to operate profitably.
     The Company’s senior management average over 8 years of experience with the Company. The Company’s success is dependent upon the management and the leadership skills of these managers. In addition, competition from other companies to hire the Company’s personnel possessing the necessary skills and experience required could contribute to an increase in employee turnover. The loss of any of these individuals or an inability to attract and retain additional qualified personnel could adversely affect the Company. There can be no assurance that the Company will be able to retain its existing senior management personnel or attract additional qualified personnel.
Natural disasters, acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect the business, financial condition and results of operations.
     Natural disasters, acts of war, terrorist attacks and the escalation of military activity in response to such attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions and job losses. Such events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist attacks and the national and international responses to such threats could affect the business in ways that cannot be predicted. The effect of any of these events or threats could have an adverse effect on the Company’s business, financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
     United States and Other
     The Company’s headquarters are located at 25505 West Twelve Mile Road, Southfield, Michigan 48034. The Company purchased the office building in 1993 and has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the property. The office building includes approximately 118,000 square feet of space on five floors. The Company occupies approximately 98,000 square feet of the building, with most of the remainder of the building leased to various tenants.
     The Company leases approximately 20,000 square feet of office space in Henderson, Nevada. The lease expires in October 2009.
     United Kingdom
     The Company leases approximately 10,000 square feet of office space in an office building in Worthing, West Sussex, in the United Kingdom. As of December 31, 2006, the Company did not occupy any space within the building under the lease expiring in September 2007.
ITEM 3. LEGAL PROCEEDINGS
     In the normal course of business and as a result of the consumer-oriented nature of the industry in which the Company operates, industry participants are frequently subject to various consumer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to the Company’s repossession and sale of the consumer’s vehicle and other debt collection activities. As the Company accepts assignments of Consumer Loans originated by dealer-partners, it may also be named as a co-defendant in lawsuits filed by consumers principally against dealer-partners. Many of these cases are filed as purported class actions and seek damages in large dollar amounts. An adverse ultimate disposition in any such action could have a material adverse impact on the Company’s financial position, liquidity and results of operations.
     For a description of material pending litigation to which the Company is a party, see Note 12 to the consolidated financial statements, which is incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the shareholders during the fourth quarter of 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Stock Price
     From January 1, 2005 through July 18, 2005 and from April 26, 2006 through December 31, 2006, the Company’s common stock was traded on The Nasdaq Global Market® (“Nasdaq”) under the symbol CACC. From July 19, 2005 until April 25, 2006, the Company’s common stock was delisted from the Nasdaq and was traded on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the symbol CACC until it was relisted on the Nasdaq with trading in its common shares beginning on April 26, 2006. The following table sets forth the high and low sale prices as reported by the Nasdaq for the common stock for each quarter during 2005 and 2006 that the common stock was traded on the Nasdaq and the high and low bid prices for the common stock for each quarter during 2005 and 2006 that the common stock was traded on the Pink Sheets. Such bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2006		2005
Quarter Ended	High	Low	High	Low
March 31	$25.00	$15.89	$26.46	$19.16
June 30	30.55	23.05	20.09	12.90
September 30	30.70	24.53	16.25	12.08
December 31	34.59	30.10	17.90	14.50
     As of February 16, 2007, the number of beneficial holders and shareholders of record of the common stock was 1,938 based upon securities position listings furnished to the Company.
Dividends
     The Company has not paid any cash dividends during the periods presented. The Company’s credit agreements contain financial covenants pertaining to the Company’s ratio of liabilities to tangible net worth and amount of tangible net worth, which may indirectly limit the payment of dividends on common stock.

Stock Performance Graph
     The following graph compares the percentage change in the cumulative total shareholder return on the Company’s common stock during the period beginning January 1, 2002 and ending on December 31, 2006 with the cumulative total return on the Nasdaq Market Index and a peer group index based upon approximately 100 companies included in the Dow Jones – US General Financial Index. The comparison assumes that $100 was invested on January 1, 2002 in the Company’s common stock and in the foregoing indices and assumes the reinvestment of dividends.
COMPARE 5 - YEAR CUMULATIVE TOTAL RETURN
AMONG CREDIT ACCEPTANCE CORP.,
NASADAQ MARKET INDEX AND DJ US GENERAL FINANCE INDEX
ASSUMES $100 INVESTED ON
JAN. 1, 2002 ASSUMES DIVIDENDS
REINVESTED FISCAL YEAR
ENDING DEC. 31, 2006

Equity Compensation Plans
     The Company’s Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on May 13, 2004, provides for the granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors. The Company also has two stock option plans pursuant to which it has granted stock options with time or performance-based vesting requirements to employees, officers, and directors. The Company’s 1992 Stock Option Plan (the “1992 Plan”) was approved by shareholders in 1992 prior to the Company’s initial public offering and was terminated as to future grants on May 13, 2004, when shareholders approved the Incentive Plan. The Company’s Director Stock Option Plan (the “Director Plan”) was approved by shareholders in 2002 and was terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan. The following table sets forth, with respect to each of the equity compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2006:

			Number of shares
			remaining available for
	Number of shares to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
Plan Category	outstanding options	outstanding options	plans (a)
Equity compensation plans approved by shareholders:
1992 Plan	1,653,041	$7.68	—
Director Plan	100,000	17.25	—
Incentive Plan	—	—	853,972

Total	1,753,041	$8.23	853,972

(a)	For additional information regarding the Company’s stock compensation plans, see Note 9 to the consolidated financial statements, which is incorporated herein by reference.
Stock Repurchases
     The Company’s board of directors approved a stock repurchase program which authorizes the Company to purchase common shares in the open market or in privately negotiated transactions at price levels the Company deems attractive. As of December 31, 2006, the Company has repurchased approximately 7.5 million shares under the stock repurchase program at a cost of $85.3 million. As of December 31, 2006 the Company had approval from the board of directors to repurchase up to $8.6 million in common stock.
     The following table summarizes the Company’s stock repurchases for the three months ended December 31, 2006:

			Total Number of	Maximum Dollar Value
			Shares Purchased as	that May Yet Be Used
	Total Number		Part of Publicly	to Purchase Shares
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
October 1 through October 31, 2006	—	$—	—	$22,529,186
November 1 through November 30, 2006	441,182	31.50	441,182	8,631,953
December 1 through December 31, 2006	—	—	—	8,631,953

	441,182	$31.16	441,182

Modified Dutch Tender Offers
     In addition to the stock repurchase program, the Company has repurchased 12.5 million shares of its common stock at a cost of $304.4 million through four modified Dutch auction tender offers completed since the beginning of 2004.

Commencement	Expiration	Number of Shares	Number of Shares	Purchase Price	Total Cost
Date	Date	Tendered	Repurchased	per Share	(in thousands)

November 26, 2003	January 6, 2004	2,201,744	2,201,744	$17.00	$37,430
August 11, 2004	September 9, 2004	2,673,073	2,673,073	20.00	53,461
February 10, 2006	March 13, 2006	4,129,735	4,129,735	25.00	103,243
August 28, 2006	September 26, 2006	20,552,028	3,500,000	31.50	110,250

			12,504,552		$304,384

ITEM 6. SELECTED FINANCIAL DATA
     The selected income statement and balance sheet data presented below are derived from the Company’s audited consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2006, 2005, and 2004, and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this Annual Report. Certain amounts for prior periods have been reclassified to conform to the current presentation.

	(Dollars in Thousands, Except Per Share Data)
	2006	2005	2004	2003	2002
Income Statement Data:
Revenue	$219,332	$201,268	$172,071	$141,042	$138,070
Costs and expenses (A)	128,686	94,724	87,395	79,681	95,341

Operating income	90,646	106,544	84,676	61,361	42,729
Foreign currency (loss) gain	(6)	1,812	1,650	(2,767)	(3)

Income from continuing operations before provision for income taxes	90,640	108,356	86,326	58,594	42,726
Provision for income taxes	31,793	40,159	30,073	27,369	18,747

Income from continuing operations	58,847	68,197	56,253	31,225	23,979

(Loss) gain from operations of discontinued United Kingdom segment (B)	(297)	6,194	1,556	(7,047)	8,630
(Benefit) provision for income taxes	(90)	1,790	484	(491)	2,835

(Loss) gain from discontinued operations	(207)	4,404	1,072	(6,556)	5,795

Net income	$58,640	$72,601	$57,325	$24,669	$29,774

Net income per common share:
Basic	$1.78	$1.96	$1.48	$0.58	$0.70

Diluted	$1.66	$1.85	$1.40	$0.57	$0.69

Income from continuing operations per common share:
Basic	$1.78	$1.84	$1.46	$0.74	$0.57

Diluted	$1.67	$1.74	$1.37	$0.72	$0.55

(Loss) gain from discontinued operations per common share:
Basic	$(0.01)	$0.12	$0.03	$(0.16)	$0.14

Diluted	$(0.01)	$0.11	$0.03	$(0.15)	$0.13

Weighted average shares outstanding:
Basic	33,035,693	36,991,136	38,617,787	42,195,340	42,438,292
Diluted	35,283,478	39,207,680	41,017,205	43,409,007	43,362,741

Balance Sheet Data:
Loans receivable, net	$625,780	$563,528	$526,011	$476,128	$456,908
All other assets	99,433	55,866	65,302	68,720	68,251

Total assets	$725,213	$619,394	$591,313	$544,848	$525,159

Total debt	$392,175	$146,905	$193,547	$106,447	$109,663
Dealer reserve payable, net	—	—	15,675	35,198	47,262
Other liabilities	122,691	99,463	81,201	59,908	52,222

Total liabilities	514,866	246,368	290,423	201,553	209,147
Shareholders’ equity (C)	210,347	373,026	300,890	343,295	316,012

Total liabilities and shareholders’ equity	$725,213	$619,394	$591,313	$544,848	$525,159

(A)	Includes $11.2 million of additional legal expenses recorded in 2006 related to an increase in the Company’s estimated loss related to a pending class action lawsuit in the state of Missouri.

(B)	Includes gain on sale of United Kingdom loan portfolio of $3.0 million recognized in 2005 and impairment expenses of $10.5 million recognized in 2003 following the decision to liquidate the United Kingdom operation.

(C)	No dividends were paid during the periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     Since 1972, Credit Acceptance has provided auto loans to consumers, regardless of their credit history. The Company’s product is offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for the Company’s product, but who actually end up qualifying for traditional financing.
     The Company is an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the dealer-partner and immediately assigned to the Company. Typically, the compensation paid to the dealer-partner in exchange for the Consumer Loan is paid in two parts. A portion of the compensation is paid at the time of origination, and a portion is paid over time. The amount paid at the time of origination is called an advance; the portion paid over time is based on the performance of the loan and is called dealer holdback.
     For accounting purposes, the transactions described above are not considered to be loans to consumers. Instead, the Company’s accounting reflects that of a lender to the dealer-partner. This classification for accounting purposes is primarily a result of (i) the dealer-partner’s financial interest in the Consumer Loan and (ii) certain elements of the Company’s legal relationship with the dealer-partner. The cash amount advanced to the dealer-partner is recorded as an asset on the Company’s balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the amount recorded in Loans receivable.
     A small percentage of Consumer Loans in the United States are assigned to the Company in exchange for a single payment. Because the dealer-partner does not retain a financial interest in loans acquired in this manner, these loans are considered to be Purchased Loans (“Purchased Loans”) for accounting purposes.
     The Company believes it has been successful in improving the profitability of its business in recent years primarily as a result of maintaining an adequate spread between the forecasted collection rate and the advance rate and increasing revenue from license fees and ancillary products. Dealer Loan dollar volume increased 15.4% in 2006 compared to 2005 primarily due to an increase in the number of active dealer-partners and an increase in the average transaction size. Since the Company believes it is one of only a few financial services companies serving the Company’s target market, the Company believes that it has an opportunity to grow its business profitably in the future.
     Critical success factors for the Company include access to capital and the ability to accurately forecast Consumer Loan performance. The Company’s strategy for accessing the capital required to grow its business is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and (iii) maintain multiple funding sources. The Company’s funded debt to equity ratio is 1.9 to 1.0 at December 31, 2006. The Company currently funds its business through four primary sources of financing: (i) a revolving line of credit with a commercial bank syndicate; (ii) a revolving secured warehouse facility with institutional investors; (iii) 144A asset backed securitizations with qualified institutional investors; and (iv) a residual credit facility.
     The ability to accurately forecast Consumer Loan performance is critical to the Company. At the time of Consumer Loan acceptance, the Company forecasts future expected cash flows from the Consumer Loan. Based on these forecasts, an advance is made to the related dealer-partner at a level designated to achieve an acceptable return on capital. If Consumer Loan performance equals or exceeds the Company’s original expectation, it is likely the Company’s target return on capital will be achieved.

Consumer Loan Performance in the United States
     Although the majority of loan originations are recorded in the Company’s financial statements as Dealer Loans, each transaction starts with a loan from the dealer-partner to the individual purchasing the vehicle. Since the cash flows available to repay the Dealer Loans are generated, in most cases, from the underlying Consumer Loan, the performance of the Consumer Loans is critical to the Company’s financial results. The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that have been realized as of December 31, 2006 for the United States business segment. Payments of dealer holdback and accelerated payments of dealer holdback are not included in the analysis of the initial advance paid to the dealer-partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	As of December 31, 2006
Year of	Forecasted			% of Forecast
Origination	Collection %	Advance %	Spread %	Realized
1996	55.1%	46.9%	8.2%	100.0%
1997	58.4%	47.8%	10.6%	99.8%
1998	67.5%	46.0%	21.5%	99.2%
1999	72.4%	48.7%	23.7%	98.4%
2000	73.0%	47.9%	25.1%	97.6%
2001	67.7%	46.0%	21.7%	97.2%
2002	70.7%	42.2%	28.5%	96.9%
2003	74.2%	43.4%	30.8%	95.0%
2004	73.9%	44.0%	29.9%	83.6%
2005	73.8%	46.9%	26.9%	63.1%
2006	70.5%	46.6%	23.9%	22.0%
     The following table compares the Company’s forecast of Consumer Loan collection rates as of December 31, 2006 with the forecast as of December 31, 2005:

Year of	December 31, 2006	December 31, 2005
Origination	Forecasted Collection %	Forecasted Collection %	Variance
1996	55.1%	55.0%	0.1%
1997	58.4%	58.3%	0.1%
1998	67.5%	67.7%	(0.2%)
1999	72.4%	72.7%	(0.3%)
2000	73.0%	73.2%	(0.2%)
2001	67.7%	67.2%	0.5%
2002	70.7%	70.3%	0.4%
2003	74.2%	74.0%	0.2%
2004	73.9%	72.9%	1.0%
2005	73.8%	73.6%	0.2%
2006	70.5%	71.4%*	(0.9%)

*	Collection percentage represents the initial forecasted collection percentage determined at time of origination for 2006 originations.
     Collection rates during the year ended December 31, 2006 generally exceeded the Company’s expectations at December 31, 2005 and had a positive impact on forecasted Consumer Loan collection rates.
     Accurately forecasting future collection rates is critical to the Company’s success. The risk of a forecasting error declines as Consumer Loans age. For example, the risk of a material forecasting error for business written in 1999 is very small since 98.4% of the total amount forecasted has already been realized. In contrast, the Company’s forecast for recent Consumer Loans is less certain. If the Company produces disappointing operating results, it will likely be because the Company overestimated future Consumer Loan performance. Although the Company believes its estimated collection rates are as accurate as possible, there can be no assurance that the Company’s estimates will be accurate or that Consumer Loan performance will be as expected.
     A wider spread between the forecasted collection rate and the advance rate reduces the Company’s risk of credit losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of losses, but it does reduce the risk significantly. While the spread has decreased from 2003 to 2006, the Company believes it is still at a sufficient level to minimize the Company’s risk of being able to recover the cash advance.

     The Company modified its loan pricing model during the third quarter of 2006. As a result, the composition of new loan originations changed during the year ended December 31, 2006 compared to the same period in 2005 as follows: (1) the average loan size was larger by 6.3%, (2) the average loan term increased from 34 to 37 months, (3) the projected return on capital has decreased by approximately 125 basis points, and (4) the average spread between the advance rate and the expected collection rate has decreased by approximately 300 basis points. The Company also increased its Consumer Loan unit volume by 13.1% and believed this higher volume was due to the pricing modification.
     There were no other material changes in credit policy or pricing during 2006, other than routine changes designed to maintain current profitability levels.

Results of Operations
     The following is a discussion of the results of operations and income statement data for the Company on a consolidated basis.

	Year Ended		Year Ended		Year Ended
	December 31,	% of	December 31,	% of	December 31,	% of
(Dollars in thousands, except per share data)	2006	Revenue	2005	Revenue	2004	Revenue
Revenue:
Finance charges	$188,605	86.0%	$176,369	87.6%	$150,651	87.5%
License fees	13,589	6.2	9,775	4.9	5,835	3.4
Other income	17,138	7.8	15,124	7.5	15,585	9.1

Total revenue	219,332	100.0	201,268	100.0	172,071	100.0
Costs and expenses:
Salaries and wages	41,015	18.7	39,093	19.4	35,300	20.5
General and administrative	36,485	16.6	20,834	10.4	20,724	12.0
Sales and marketing	16,624	7.6	14,275	7.1	11,915	6.9
Provision for credit losses	11,006	5.0	5,705	2.8	6,526	3.8
Interest	23,330	10.6	13,886	6.9	11,660	6.8
Other expense	226	0.1	931	0.5	1,270	0.7

Total costs and expenses	128,686	58.6	94,724	47.1	87,395	50.7

Operating income	90,646	41.4	106,544	52.9	84,676	49.3
Foreign currency (loss) gain	(6)	—	1,812	0.9	1,650	1.0

Income from continuing operations before provision for income taxes	90,640	41.4	108,356	53.8	86,326	50.3
Provision for income taxes	31,793	14.5	40,159	20.0	30,073	17.5

Income from continuing operations	58,847	26.9	68,197	33.8	56,253	32.8
Discontinued operations
(Loss) gain from discontinued United Kingdom operations	(297)	(0.1)	6,194	3.1	1,556	0.9
(Benefit) provision for income taxes	(90)	—	1,790	0.9	484	0.3

(Loss) gain from discontinued operations	(207)	(0.1)	4,404	2.2	1,072	0.6

Net income	$58,640	26.8%	$72,601	36.0%	$57,325	33.4%

Net income per common share:
Basic	$1.78		$1.96		$1.48

Diluted	$1.66		$1.85		$1.40

Income from continuing operations per common share:
Basic	$1.78		$1.84		$1.46

Diluted	$1.67		$1.74		$1.37

(Loss) gain from discontinued operations per common share:
Basic	$(0.01)		$0.12		$0.03

Diluted	$(0.01)		$0.11		$0.03

Weighted average shares outstanding:
Basic	33,035,693		36,991,136		38,617,787
Diluted	35,283,478		39,207,680		41,017,205

Continuing Operations
     Year ended December 31, 2006 Compared to Year Ended December 31, 2005
     For the year ended December 31, 2006, net income from continuing operations decreased to $58.8 million, or $1.67 per diluted share, compared to $68.2 million, or $1.74 per diluted share, for the same period in 2005. The decrease in net income from continuing operations primarily reflects the following:
•	General and administrative expense increased $15.7 million primarily due to an $11.2 million increase in the Company’s estimated loss related to a pending class action lawsuit in the state of Missouri and lower than normal accounting fees during 2005 as a result of the resolution of a dispute over fees paid to a former auditor.

•	Interest expense increased $9.4 million primarily due to a 39.0% increase in the amount of average outstanding debt as a result of borrowings used to fund stock repurchases and new Dealer Loan originations. Interest expense also increased as a result of a 220 basis point increase in interest rates partially offset by the decreased impact of fixed fees on the Company’s secured financings and line of credit facility due to higher average outstanding borrowings.

•	Provision for credit losses increased $5.3 million primarily due to an increase in the provision required to maintain the initial yield established at the inception of the Dealer Loan.
     Partially offsetting these decreases to income from continuing operations:
•	Finance charge revenue increased $12.2 million (6.9%) primarily due to a 9.0% increase in the average size of the Dealer Loan portfolio partially offset by a 3.6% decrease in the average yield on Dealer Loans.

•	Provision for income taxes decreased $8.4 million primarily due to the decrease in income from continuing operations before provision for income taxes.
     Finance Charges. Finance charges increased to $188.6 million in 2006 from $176.4 million in 2005 primarily due to a 9.0% increase in the average size of the Dealer Loan portfolio partially offset by a 3.6% decrease in the average yield on Dealer Loans. The Dealer Loan portfolio increased as a result of an increase in the number of active dealer-partners, partially offset by a decrease in the number of transactions per active dealer-partner.
     The following table summarizes the changes in active dealer-partners and corresponding Consumer Loan unit volume for the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005	% change
Consumer Loan unit volume	94,513	83,567	13.1
Active dealer-partners (1)	2,232	1,766	26.4

Average volume per dealer-partner	42.3	47.3	(10.6)

Consumer Loan unit volume from dealer-partners active both periods	75,883	75,480	0.5
Dealer-partners active both periods	1,322	1,322	—

Average volume per dealer-partner active both periods	57.4	57.1	0.5

Consumer Loan unit volume from new dealer-partners	17,868	16,278	9.8
New active dealer-partners (2)	873	745	17.2

Average volume per new active dealer-partner	20.5	21.8	(6.0)

Attrition (3)	-9.7%	-5.6%

(1)	Active dealer-partners are dealer-partners who submit at least one Consumer Loan during the period.

(2)	New active dealer-partners are dealer-partners that have enrolled in the Company’s program and have submitted their first Consumer Loan to the Company during the period.

(3)	Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from dealer-partners who submitted at least one Consumer Loan during the comparable period of the prior year but who submitted no Consumer Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

     In March 2005, the Company implemented a change in policy that allows prospective dealer-partners to enroll in the Company’s program without paying the $9,850 enrollment fee. Prospective dealer-partners choosing this option instead agree to allow the Company to keep 50% of the first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after 100 Consumer Loans have been originated and assigned to the Company. While the Company will lose enrollment fee revenue on those dealer-partners choosing this option and not reaching 100 Consumer Loans or otherwise qualifying for a Portfolio Profit Express payment, the Company estimates that it will realize higher per dealer-partner enrollment fee revenue from those dealer-partners choosing this option and qualifying for a Portfolio Profit Express payment. Based on the historical average of Portfolio Profit Express payments, the Company expects average enrollment fee revenue per dealer-partner for those dealer-partners electing the deferred option and reaching 100 Consumer Loans will be approximately $13,000. Approximately 80% of the dealer-partners that enrolled during 2006 took advantage of the deferred enrollment option.
     License Fees. License fees increased to $13.6 million in 2006 from $9.8 million in 2005. License fees represent CAPS fees charged to dealer-partners on a monthly basis. CAPS fees are charged to both active and certain inactive dealer-partners. The increase was primarily due to a 43% increase in the number of dealer-partners being charged for CAPS during 2006 compared to the same period in the prior year.
     The Company has historically charged dealer-partners a per month license fee for access to CAPS. In accordance with GAAP, this fee has historically been recorded as revenue in the month the fee is charged. Based on feedback received from field sales personnel and dealer-partners, the Company concluded that the way this fee was structured was a significant factor driving higher than desired dealer-partner attrition. Effective January 1, 2007, the Company implemented a change designed to positively impact dealer-partner attrition. The Company will continue to charge a monthly fee of $599 but, instead of collecting the license fee in the current period, the Company will collect the license fee from future dealer holdback payments and recognize it as finance charges over the life of the Dealer Loans.
     Under this new program, the Company has concluded it is no longer appropriate from either an accounting or an economic perspective to view the license fees as a current period source of revenue. As a result, starting in the first quarter of 2007, the Company will record license fees on a GAAP basis as a yield adjustment, effectively recognizing these fees over the term of the dealer loan. This GAAP treatment is consistent with the cash economics.
     Because the Company will be deferring revenue that was previously recorded immediately, the Company’s GAAP financial statements in the near future will be difficult to compare to prior periods for two reasons:
1.	As stated above, beginning in the first quarter of 2007, license fees charged will be recognized as revenue over the life of the dealer loan as a yield adjustment, while prior to 2007, license fees were recognized as revenue in the quarter they were charged. This will have the effect in future quarters of reducing license fee revenue from 2006 levels, as only a small portion of license fees will now be recorded as revenue in the quarter they are charged to dealer-partners.

2.	Had the Company always accounted for license fees as a yield adjustment, this reduction in revenue (outlined immediately above) would be substantially offset by revenue from license fees charged to dealer-partners in periods prior to 2007. However, since all license fees prior to 2007 have already been recognized as revenue in the period they were charged, it will be several years before this offset occurs in the Company’s GAAP financial statements.
     To allow shareholders to more precisely track the Company’s financial performance and make comparisons between periods possible, the Company will provide adjusted license fees reflecting the amount of revenue if the license fees had always been recorded as a yield adjustment. For the years ended December 31, 2006 and 2005, license fees would have changed as follows:

	As of December 31,
(Dollars in thousands)	2006	2005
License fees	$13,589	$9,775
Yield accounting adjustment	(4,379)	(3,352)

Adjusted license fees	$9,210	$6,423

     Salaries and Wages. Salaries and wages, as a percentage of revenue, decreased to 18.7% in 2006 from 19.4% in 2005. The decrease was primarily related to: (i) a decrease in stock-based compensation expense which was a result of a decline in the number of unvested stock options outstanding and the Company’s adoption of SFAS No. 123R which resulted in revised turnover assumptions for the stock options granted during 2002-2004 and (ii) a decrease in support salaries as a percentage of revenue which is consistent with the Company’s business plan of growing corporate infrastructure at a rate slower than the growth rate of the Dealer Loan portfolio. The decrease in salaries and wages, as a percentage of revenue, was partially offset by an increase in payroll taxes primarily due to employee and director stock option exercises.

     General and Administrative. General and administrative expenses, as a percentage of revenue, increased to 16.6% in 2006 from 10.4% in 2005. The increase, as a percentage of revenue, was primarily due to: (i) an $11.2 million increase in the Company’s estimated loss related to a pending class action lawsuit in the state of Missouri, (ii) lower than normal accounting fees during 2005 as a result of the resolution of a dispute over fees paid to a former auditor, (iii) an increase in credit report expenses primarily due to an increase in vendor costs per unit and increased volume, and (iv) an increase in legal expenses related to increased litigation during 2006.
     Sales and Marketing. Sales and marketing expenses, as a percentage of revenue, increased to 7.6% in 2006 from 7.1% in 2005. The increase, as a percentage of revenue, was primarily due to an increase in sales commissions, as a percentage of revenue, primarily due to loan origination growth exceeding revenue growth and the impact of a commission plan change during the fourth quarter of 2006, which resulted in an increase in the average commission paid per loan origination.
     Provision for Credit Losses. The provision for credit losses increased to $11.0 million in 2006 compared to $5.7 million in 2005. The provision for credit losses consists primarily of a provision to reduce the carrying value of Dealer Loans to maintain the initial yield established at the inception of the Dealer Loan. Additionally, the provision for credit losses includes a provision for losses on Purchased Loans and a provision for losses on notes receivable. The increase in the provision for credit losses in 2006 was primarily due to an increase in the provision required to maintain the initial yield established at the inception of the Dealer Loan.
     Interest. Interest expense increased to $23.3 million in 2006 from $13.9 million in 2005 primarily due to a 39.0% increase in the amount of average outstanding debt as a result of borrowings used to fund stock repurchases and new Dealer Loan originations. Interest expense also increased as a result of a 220 basis point increase in interest rates partially offset by the decreased impact of fixed fees on the Company’s secured financings and line of credit facility due to higher average outstanding borrowings.
     Foreign Exchange. The foreign exchange gain of $1.8 million during 2005 was primarily the result of changes in the fair value of forward contracts entered into during the third quarter of 2003. The Company entered into the forward contracts to ensure that currency fluctuations would not reduce the amount of United States dollars received from the liquidation of the United Kingdom operation. There were no forward contracts outstanding during 2006. In addition, the Company recognized an after-tax foreign currency exchange gain of $0.8 million during the fourth quarter of 2005 following the determination that the liquidation of business in Canada was substantially complete.
     Provision for Income Taxes. Provision for income taxes decreased to $31.8 million in 2006 from $40.2 million in 2005 primarily due to a decrease in income from continuing operations before provision for income taxes. The Company’s effective tax rate decreased from 37.1% during 2005 to 35.1% during 2006 primarily due to an additional state tax liability recorded in the third quarter of 2005 that was reversed in the second quarter of 2006 as a result of a favorable settlement.

     Year ended December 31, 2005 Compared to Year Ended December 31, 2004
     For the year ended December 31, 2005, net income from continuing operations increased to $68.2 million, or $1.74 per diluted share, compared to $56.3 million, or $1.37 per diluted share, for the same period in 2004. The increase in net income primarily reflects the following:
•	Finance charge revenue increased $25.7 million (17.1%) primarily due to an increase in the average size of the Dealer Loan portfolio.

•	License fees increased $3.9 million primarily due to an increase in the number of dealer-partners being billed for CAPS.

•	General and administrative expenses, as a percentage of revenue, decreased 1.6% primarily due to a decrease in accounting fees related to the resolution of a dispute over fees paid to a former auditor.
     Finance Charges. Finance charges increased to $176.4 million in 2005 from $150.7 million in 2004 primarily due to an increase in the size of the Dealer Loan portfolio resulting from an increase in the number of active dealer-partners, partially offset by a decrease in the number of transactions per active dealer-partner.
     The following table summarizes the changes in active dealer-partners and corresponding Consumer Loan unit volume for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004	% change
Consumer Loan unit volume	83,567	75,955	10.0
Active dealer-partners (1)	1,766	1,215	45.3

Average volume per dealer-partner	47.3	62.5	(24.3)

Consumer Loan unit volume from dealer-partners active both periods	66,517	71,664	(7.2)
Dealer-partners active both periods	976	976	—

Average volume per dealer-partner active both periods	68.2	73.4	(7.2)

Consumer Loan unit volume from new dealer-partners	16,278	14,482	12.4
New active dealer-partners (2)	745	460	62.0

Average volume per new active dealer-partner	21.8	31.5	(30.8)

Attrition (3)	-5.6%	-7.9%

(1)	Active dealer-partners are dealer-partners who submit at least one Consumer Loan during the period.

(2)	New active dealer-partners are dealer-partners that have enrolled in the Company’s program and have submitted their first Consumer Loan to the Company during the period.

(3)	Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from dealer-partners who submitted at least one Consumer Loan during the comparable period of the prior year but who submitted no Consumer Loans during the current period divided by prior year comparable period Consumer Loan unit volume.
     The number of new dealer-partner enrollments in 2005 was favorably impacted by a policy implemented in the first quarter of 2005. The policy allows prospective dealer-partners to enroll in the Company’s program without paying the $9,850 enrollment fee. Prospective dealer-partners choosing this option instead agree to allow the Company to keep 50% of the first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after 100 Consumer Loans have been originated and assigned to the Company. While the Company will lose enrollment fee revenue on those dealer-partners choosing this option and not reaching 100 Consumer Loans or otherwise qualifying for a Portfolio Profit Express payment, the Company estimates that it will realize higher per dealer-partner enrollment fee revenue from those dealer-partners choosing this option and qualifying for a Portfolio Profit Express payment. Based on the historical average of Portfolio Profit Express payments, the Company expects average enrollment fee revenue per dealer-partner for those dealer-partners electing the new option and reaching 100 Consumer Loans will be approximately $13,000. Approximately 57% of the dealer-partners that enrolled during 2005 took advantage of this new enrollment option.
     License Fees. License fees increased to $9.8 million in 2005 from $5.8 million in 2004 due to an increase in the number of dealer-partners. License fees represent CAPS fees charged to dealer-partners on a monthly basis. The average number of dealer-partners billed for CAPS fees in 2005 was 1,360 compared to 938 in 2004. Effective February 1, 2005, the monthly rate for CAPS fees increased from $499 to $599.

     Salaries and Wages. Salaries and wages, as a percentage of revenue, decreased to 19.4% in 2005 from 20.5% in 2004 primarily due to a decrease in servicing salaries, as a percentage of revenue, of 0.5% due to increased operational efficiencies and a decrease in stock-based compensation expense primarily due to a decline in the number of unvested stock options outstanding.
     General and Administrative. General and administrative expenses, as a percentage of revenue, decreased to 10.4% in 2005 from 12.0% in 2004. The decrease was primarily due to a decrease in accounting fees related to the resolution of a dispute over fees paid to a former auditor.
     Sales and Marketing. Sales and marketing expenses, as a percentage of revenue, were comparable at 7.1% in 2005 and 6.9% in 2004 primarily due to an increase in dealer-partner support products and services, as a percentage of revenue, of 0.4% offset by a decrease in sales commissions, as a percentage of revenue, of 0.3%. The increase in expenses related to dealer-partner support products and services was primarily due to an increase in dealer-partner enrollments. The decrease in sales commissions, as a percentage of revenue, is primarily due to Dealer Loan origination volume growing at a slower rate than finance charge revenue.
     Provision for Credit Losses. The provision for credit losses decreased to $5.7 million in 2005 from $6.5 million in 2004. The provision for credit losses consists primarily of a provision to reduce the carrying value of Dealer Loans to maintain the initial yield established at the inception of the Dealer Loan. Additionally, the provision for credit losses includes a provision for losses on Purchased Loans and a provision for losses on notes receivable. The decrease in the provision was primarily due to a decrease in the provision for credit losses required to maintain the initial yield established at the inception of the Dealer Loan and a decline in the Company’s automobile leasing business, Canadian automobile financing business and secured lined of credit and floorplan financing products. The Company stopped originating automobile leases and Dealer Loans in Canada. The Company has also significantly reduced its floorplan and secured line of credit portfolios since 2001. The decrease was partially offset by a one-time pre-tax charge of $2.9 million in the third quarter of 2005 related to a reduction in forecasted collection rates resulting from Hurricanes Katrina and Rita.
     Interest. Interest expense increased to $13.9 million in 2005 from $11.7 million in 2004. The increase in consolidated interest expense from continuing operations was due to an increase in average outstanding debt as a result of stock repurchases in the third quarter of 2004 and an increase in the weighted average interest rate to 7.4% in 2005 from 7.0% in 2004. The increase in the interest rate is primarily the result of increased market rates partially offset by the decreased impact of fixed fees on the Company’s secured financing and line of credit facility due to higher average outstanding borrowings.
     Provision for Income Taxes. The effective tax rates increased to 37.1% in 2005 from 34.8% in 2004 primarily due to a change made to the Company’s tax structure in 2004 to treat the Company’s foreign subsidiaries as branches subject to United States jurisdiction. The effective tax rate also increased due to an additional state tax liability recorded in the third quarter of 2005.

Critical Accounting Estimates
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for credit losses, finance charge revenue, stock-based compensation expense, contingencies, and taxes. The Company believes the following critical accounting policies involve a high degree of judgment and complexity, and the use of different estimates or assumptions could produce materially different financial results.

Finance Charge Revenue
Balance Sheet Caption:	Loans receivable
Income Statement Caption:	Finance charges
Nature of Estimates Required: Assumptions and Approaches Used:	Estimating revenue recognition using the interest rate method of accounting.
The Company recognizes finance charge income under an approach similar to the provisions of SOP 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires the Company to recognize finance charges under the interest method such that revenue is recognized on a level yield basis based upon forecasted cash flows. As the forecasted cash flows change over time, the Company prospectively adjusts the rate upwards for positive changes but recognizes impairment for negative changes in the current period.
Key Factors:	Variances in the amount and timing of future collections and dealer holdback payments from current estimates could materially impact earnings in future periods.

Allowance for Credit Losses
Balance Sheet Caption:	Allowance for credit losses
Income Statement Caption:	Provision for credit losses
Nature of Estimates Required:	Estimating the amount and timing of future collections and dealer holdback payments.
Assumptions and Approaches Used:	The Company maintains an allowance for credit losses for any Dealer Loan balance that, based on current expectations, is not expected to achieve the weighted average initial yield established at the inception of the Dealer Loan. The Company compares the present value (discounted at the weighted average initial yield) of estimated future collections less the present value of the estimated related dealer holdback payments for each Dealer Loan to the recorded net investment in that Dealer Loan. If the present value of such cash flows is less than the carrying amount of the Dealer Loan, an allowance for credit losses is established to reduce the carrying amount to the calculated present value. The estimates of future collections and the related dealer holdback payments use various assumptions based on a dealer-partner’s actual loss data and the Company’s historical loss and collection experience. At December 31, 2006, a 1% decline in the forecasted future collections would result in approximately a $3.9 million pre-tax charge to the provision for credit losses. For additional information, see Note 1 to the consolidated financial statements, which is incorporated herein by reference.
Key Factors:	Variances in the amount and timing of future collections and dealer holdback payments from current estimates could materially impact earnings in future periods.

Stock-Based Compensation Expense
Balance Sheet Caption:	Paid-in capital
Income Statement Caption:	Salaries and Wages
Nature of Estimates Required:	Compensation expense for stock options is based on the fair value of the options on the date of grant, which is estimated by the Company, and is recognized over the expected vesting period of the options. The Company also estimates expected vesting dates and expected forfeiture rate of performance-based restricted stock grants.

Assumptions and Approaches Used:	The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants. This model calculates the fair value using various assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend yield on the underlying stock. In recognizing stock-based compensation expense, the Company makes assumptions regarding the expected forfeiture rate of stock options and restricted stock and the expected vesting date of performance-based options and restricted stock grants. For additional information, see Notes 1 and 9 to the consolidated financial statements, which are incorporated herein by reference.
Key Factors:	Changes in the expected vesting dates of performance-based stock options and restricted stock would impact the amount and timing of stock-based compensation expense recognized in future periods.

Litigation and Contingent Liabilities
Balance Sheet Caption:	Accounts payable and accrued liabilities
Income Statement Caption:	General and administrative expense
Nature of Estimates Required:	Estimating the likelihood of adverse legal judgments and any resulting damages owed.
Assumptions and Approaches Used:	The Company, with assistance from its legal counsel, determines if the likelihood of an adverse judgment for various claims and litigation is remote, reasonably possible, or probable. To the extent the Company believes an adverse judgment is probable and the amount of the judgment is estimable, the Company recognizes a liability. For information regarding the potential various consumer claims against the Company, see Note 12 to the consolidated financial statements, which is incorporated herein by reference.
Key Factors:	Negative variances in the ultimate disposition of claims and litigation outstanding from current estimates could result in additional expense in future periods.

Taxes
Balance Sheet Captions:	Deferred income taxes, net
Income taxes receivable
Accounts payable and accrued liabilities
Income Statement Caption:	Provision for income taxes
Nature of Estimates Required:	Estimating the recoverability of deferred tax assets.
Assumptions and Approaches Used:	The Company, based on historical and projected future financial results by tax jurisdiction, determines if it is more likely than not a deferred tax asset will be realized. To the extent the Company believes the recovery of all or a portion of a deferred tax asset is not likely, a valuation allowance is established. For additional information, see Note 8 to the consolidated financial statements, which is incorporated herein by reference.
Key Factors:	Changes in tax laws and variances in projected future results from current estimates that impact judgments made on valuation allowances could impact the Company’s provision for income taxes in future periods.

Liquidity and Capital Resources
     The Company’s primary sources of capital are cash flows from operating activities, collections of Consumer Loans receivable and borrowings under the Company’s lines of credit and secured financings. The Company’s principal need for capital is to fund Dealer Loan originations, for the payment of dealer holdback, and to fund stock repurchases. In addition, on February 9, 2007 the Company signed a Memorandum of Understanding to settle a consumer class action lawsuit. Credit Acceptance has agreed to pay $12.5 million in full and final settlement of all claims against the Company. The settlement is subject to court approval. The Company estimates that the final court approval will not occur for three to six months from the date of this report. For additional information see Note 12 to the consolidated financial statements, which is incorporated herein by reference.
     The Company’s cash flow requirements are dependent on levels of Dealer Loan originations. In 2006, the Company experienced an increase in Dealer Loan originations from 2005 primarily due to an increase in the number of active dealer-partners due to increased dealer-partner enrollments. The Company’s restricted cash and cash equivalents increased primarily due to having $336.1 million in additional assets pledged to securitizations. Under the Company’s securitization agreements the Company is required to remit all collections related to these assets to restricted accounts.
     The Company currently finances its operations through: (i) a revolving line of credit; (ii) secured financings; (iii) a mortgage loan; and (iv) capital lease obligations. For information regarding these financings and the covenants included in the related documents, see Note 6 to the consolidated financial statements, which is incorporated herein by reference. As of December 31, 2006, the Company is in compliance with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of the Company’s assets to debt and its earnings before interest, taxes and non-cash expenses to fixed charges. The covenants also limit the maximum ratio of the Company’s debt to tangible net worth and the Company must also maintain a specified minimum level of net worth, which may indirectly limit the payment of dividends on common stock.
     The Company’s total balance sheet indebtedness increased to $392.2 million at December 31, 2006 from $146.9 million at December 31, 2005. In addition to the balance sheet indebtedness as of December 31, 2006, the Company also has contractual obligations resulting in future minimum payments under operating leases.
     A summary of the total future contractual obligations requiring repayments as of December 31, 2006 is as follows (in thousands):

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Contractual Obligations
Long-term debt obligations (1)	$390,368	$92,209	$298,159	$—	$—
Capital lease obligations	1,807	639	1,168	—	—
Operating lease obligations	1,538	666	872	—	—
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$393,713	$93,514	$300,199	$—	$—

(1)	Long-term debt obligations included in the above table consists solely of principal repayments. The Company is also obligated to make interest payments at the applicable interest rates, as discussed in Note 6 in the consolidated financial statements, which is incorporated herein by reference. Based on the amount of debt outstanding and the interest rates as of December 31, 2006, interest is expected to be approximately $15.7 million during 2007 and $4.9 million during 2008 and 2009.

     Repurchase and Retirement of Common Stock. For information regarding the Company’s stock repurchase program, see Note 9 to the consolidated financial statements, which is incorporated herein by reference.
     Based upon anticipated cash flows, management believes that cash flows from operations and its various financing alternatives will provide sufficient financing for debt maturities and for future operations. The Company’s ability to borrow funds may be impacted by many economic and financial market conditions. If the various financing alternatives were to become limited or unavailable to the Company, the Company’s operations could be materially and adversely affected.
Market Risk
     The Company is exposed primarily to market risks associated with movements in interest rates. The Company’s policies and procedures prohibit the use of financial instruments for trading purposes. A discussion of the Company’s accounting policies for derivative instruments is included in the Summary of Significant Accounting Policies in Note 1 to the consolidated financial statements, which is incorporated herein by reference.
     Interest Rate Risk. The Company relies on various sources of financing, some of which are at floating rates of interest and expose the Company to risks associated with increases in interest rates. The Company manages such risk primarily by entering into interest rate cap agreements.
     As of December 31, 2006, the Company had $38.4 million of floating rate debt outstanding on its bank credit facility, with no interest rate cap protection. As of December 31, 2006, the Company had $171.0 million in floating rate debt outstanding under its secured warehouse financing, with an interest rate cap of 6.75%. In addition, as of December 31, 2006 the Company had $174.1 million in fixed rate debt outstanding under its 144 term asset backed secured financings. Based on the difference between the Company’s rates on its warehouse financing at December 31, 2006 and the interest rate cap, the Company’s maximum interest rate risk on the secured warehouse financing is 1.4%. This maximum interest rate risk would reduce annual after-tax earnings by approximately $1.5 million in 2006. For every 1% increase in rates on the Company’s bank credit facility, annual after-tax earnings would decrease by approximately $0.2 million in 2006. This analysis assumes the Company maintains a level amount of floating rate debt.

New Accounting Pronouncements
     Stock-based Compensation. On January 1, 2006, the Company adopted revised Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123R”), “Share-Based Payment”under the modified prospective application method. The Company had previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, under the retroactive restatement transition method in 2003. Adoption of SFAS No. 123R primarily resulted in a change in the Company’s estimated forfeitures for unvested stock-based compensation awards, which resulted in a cumulative reversal of stock-based compensation expense of $0.4 million for the quarter ended March 31, 2006.
     Accounting for Uncertainty in Income Taxes. On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The cumulative effect of implementation of FIN 48, is approximately a $0.1 million increase in the liability for unrecognized tax benefits, which will be accounted for as a decrease in the January 1, 2007, balance of retained earnings.
     Financial Statement Misstatements. In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. The Company initially applied SAB 108 in connection with the preparation of the Company’s annual financial statements for the year ending December 31, 2006, and it did not have any impact on the Company’s financial statements.
Forward-Looking Statements
     The Company makes forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission (“SEC”). It may also make forward-looking statements in its press releases or other public or shareholder communications. The Company’s forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations. When the Company uses any of the words “may,” “will,” “should,” “believes,” “expects,” “anticipates,” “assumes,” “forecasts,” “estimates,” “intends,” “plans” or similar expressions, it is making forward-looking statements.
     The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. These forward-looking statements represent the Company’s outlook only as of the date of this report. While the Company believes that its forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth under “Item 1A. Risk Factors” elsewhere in this report and the risks and uncertainties discussed in the Company’s other reports filed or furnished from time to time with the SEC.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information called for by Item 7A is incorporated by reference from the information in Item 7 under the caption “Market Risk” in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of Credit Acceptance Corporation
We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Acceptance Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Credit Acceptance Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ GRANT THORNTON LLP
Southfield, Michigan
March 2, 2007

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share data)	2006	2005
ASSETS:
Cash and cash equivalents	$8,528	$7,090
Restricted cash and cash equivalents	45,609	13,473
Restricted securities available for sale	3,564	3,345

Loans receivable (including $23,038 and $24,765 from affiliates as of December 31, 2006 and 2005, respectively)	754,571	694,939
Allowance for credit losses	(128,791)	(131,411)

Loans receivable, net	625,780	563,528

Property and equipment, net	16,203	17,992
Income taxes receivable	11,734	4,022
Other assets	13,795	9,944

Total Assets	$725,213	$619,394

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$78,294	$55,705
Line of credit	38,400	36,300
Secured financing	345,144	101,500
Mortgage note and capital lease obligations	8,631	9,105
Deferred income taxes, net	44,397	43,758

Total Liabilities	514,866	246,368

Contingencies (Note 12)

Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 30,179,959 and 37,027,286 shares issued and outstanding at December 31, 2006 and 2005, respectively	302	370
Paid-in capital	828	29,746
Unearned stock-based compensation	—	(1,566)
Retained earnings	209,253	344,513
Accumulated other comprehensive loss, net of tax of $19 and $22 at December 31, 2006 and 2005, respectively	(36)	(37)

Total Shareholders’ Equity	210,347	373,026

Total Liabilities and Shareholders’ Equity	$725,213	$619,394

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(Dollars in Thousands, Except for Per Share Data)
	For the Years Ended December 31,
	2006	2005	2004
Revenue:
Finance charges	$188,605	$176,369	$150,651
License fees	13,589	9,775	5,835
Other income	17,138	15,124	15,585

Total revenue	219,332	201,268	172,071

Costs and expenses:
Salaries and wages	41,015	39,093	35,300
General and administrative	36,485	20,834	20,724
Sales and marketing	16,624	14,275	11,915
Provision for credit losses	11,006	5,705	6,526
Interest	23,330	13,886	11,660
Other expense	226	931	1,270

Total costs and expenses	128,686	94,724	87,395

Operating income	90,646	106,544	84,676
Foreign currency (loss) gain	(6)	1,812	1,650

Income from continuing operations before provision for income taxes	90,640	108,356	86,326

Provision for income taxes	31,793	40,159	30,073

Income from continuing operations	58,847	68,197	56,253

Discontinued operations

(Loss) gain from discontinued United Kingdom operations	(297)	6,194	1,556

(Benefit) provision for income taxes	(90)	1,790	484

(Loss) gain on discontinued operations	(207)	4,404	1,072

Net income	$58,640	$72,601	$57,325

Net income per common share:
Basic	$1.78	$1.96	$1.48

Diluted	$1.66	$1.85	$1.40

Income from continuing operations per common share:
Basic	$1.78	$1.84	$1.46

Diluted	$1.67	$1.74	$1.37

(Loss) gain from discontinued operations per common share:
Basic	$(0.01)	$0.12	$0.03

Diluted	$(0.01)	$0.11	$0.03

Weighted average shares outstanding:
Basic	33,035,693	36,991,136	38,617,787
Diluted	35,283,478	39,207,680	41,017,205
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

								Accumulated
	Total					Unearned		Other
	Shareholders’	Comprehensive	Common Stock		Paid-In	Stock	Retained	Comprehensive
	Equity	Income (Loss)	Number	Amount	Capital	Compensation	Earnings	Income (Loss)
Balance, January 1, 2004	$343,295		42,128	$421	$125,077	$—	$214,587	$3,210

Comprehensive income:
Net income	57,325	$57,325					57,325
Other comprehensive loss:
Unrealized loss on securities available for sale, net of tax of $2	(4)	(4)						(4)
Foreign currency translation adjustment, net of tax of ($1,760)	(237)	(237)						(237)

Total comprehensive income		$57,084

Stock-based compensation	2,725				2,725
Repurchase and retirement of common stock	(107,236)		(5,752)	(57)	(107,179)
Stock options exercised	5,022		521	5	5,017

Balance, December 31, 2004	300,890		36,897	369	25,640	—	271,912	2,969

Comprehensive income:
Net income	72,601	$72,601					72,601
Other comprehensive loss:
Unrealized loss on securities available for sale, net of tax of $20	(33)	(33)						(33)
Foreign currency translation adjustment, net of tax of $0	(2,973)	(2,973)						(2,973)

Total comprehensive income		$69,595

Stock-based compensation	2,331				1,936	395
Issuance of restricted stock, net of forfeitures	—		99	1	1,960	(1,961)
Stock options exercised	210		31	—	210

Balance, December 31, 2005	373,026		37,027	370	29,746	(1,566)	344,513	(37)

Adjustment due to SFAS 123R adoption - modified prospective application					(1,566)	1,566
Comprehensive income:
Net income	58,640	$58,640					58,640
Other comprehensive income:
Unrealized gain on securities available for sale, net of tax of $3	1	1						1

Total comprehensive income		$58,641

Stock-based compensation	87				87
Issuance of restricted stock, net of forfeitures	—		47	—	—
Repurchase of common stock	(247,168)		(8,796)	(87)	(53,181)		(193,900)
Stock options exercised	12,091		1,902	19	12,072
Tax benefit for exercised stock options	13,670				13,670

Balance, December 31, 2006	$210,347		30,180	$302	$828	$—	$209,253	$(36)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars In Thousands)
	For the Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net Income	$58,640	$72,601	$57,325
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	11,006	3,979	5,757
Depreciation	4,624	5,209	5,781
(Gain) loss on retirement of property and equipment	(271)	76	230
Foreign currency gain on forward contracts	—	(1,033)	(1,661)
Provision for deferred income taxes	636	11,961	12,859
Stock-based compensation	87	2,331	2,725
Gain on sale of United Kingdom loan portfolio	—	(3,033)	—
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	22,589	7,354	11,715
Income taxes receivable/payable	(7,712)	5,422	(11,530)
Other assets	(3,425)	(490)	(427)

Net cash provided by operating activities	86,174	104,377	82,774

Cash Flows From Investing Activities:
(Increase) decrease in restricted cash	(32,136)	10,454	13,348
Purchases of restricted securities available for sale	(795)	(3,239)	(934)
Proceeds from sale of restricted securities available for sale	302	742	—
Maturities of restricted securities available for sale	278	27	—
Principal collected on loans receivable	551,792	468,273	397,091
Advances to dealers and accelerated payments of dealer holdback	(532,869)	(461,877)	(427,866)
Originations of purchased loans	(25,562)	(13,354)	(7,938)
Payments of dealer holdback	(70,110)	(52,887)	(34,421)
Proceeds from the sale of United Kingdom loan portfolio	—	4,297	—
Purchases of property and equipment	(1,536)	(2,863)	(3,567)
Net change in floorplan receivables, notes receivable and lines of credit	3,050	600	1,048

Net cash used in investing activities	(107,586)	(49,827)	(63,239)

Cash Flows From Financing Activities:
Borrowings under line of credit	414,630	250,700	314,000
Repayments under line of credit	(412,530)	(222,100)	(306,300)
Proceeds from secured financings	678,500	120,500	288,000
Repayments of secured financings	(434,856)	(195,000)	(212,000)
Principal payments under mortgage and capital lease obligations	(1,502)	(1,296)	(2,821)
Proceeds from mortgage note refinancing	—	—	3,540
Repurchase of common stock	(247,168)	—	(107,236)
Proceeds from stock options exercised	12,091	210	5,022
Excess tax benefits from stock-based compensation plans	13,670	—	—

Net cash provided by (used in) financing activities	22,835	(46,986)	(17,795)

Effect of exchange rate changes on cash	15	(1,088)	(2,262)

Net increase (decrease) in cash and cash equivalents	1,438	6,476	(522)
Cash and cash equivalents, beginning of period	7,090	614	1,136

Cash and cash equivalents, end of period	$8,528	$7,090	$614

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$23,056	$13,244	$10,920

Cash paid during the period for income taxes	$25,427	$23,454	$26,855

Supplemental Disclosure of Non-Cash Transactions:
Property and equipment acquired through capital lease obligations	$1,785	$531	$2,038

Issuance of restricted stock, net of forfeitures	$1,303	$1,961	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
     Principal Business. Since 1972, Credit Acceptance (the “Company” or “Credit Acceptance”) has provided auto loans to consumers, regardless of their credit history. The Company’s product is offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for the Company’s product, but who actually end up qualifying for traditional financing.
     The Company refers to dealers who participate in its program and who share its commitment to changing consumers’ lives as “dealer-partners”. Upon enrollment in the Company’s financing program, the dealer-partner enters into a dealer servicing agreement with Credit Acceptance that defines the legal relationship between Credit Acceptance and the dealer-partner. The dealer servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on retail installment contracts (referred to as “Consumer Loans”) from the dealer-partners to the Company.
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
     The Company is an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the dealer-partner and immediately assigned to the Company. Typically, the compensation paid to the dealer-partner in exchange for the Consumer Loan is paid in two parts. A portion of the compensation is paid at the time of origination, and a portion is paid over time. The amount paid at the time of origination is called an advance; the portion paid over time is based on the performance of the loan and is called dealer holdback (“dealer holdback”).
     For accounting purposes, the transactions described above are not considered to be loans to consumers. Instead, the Company’s accounting reflects that of a lender to the dealer-partner. This classification for accounting purposes is primarily a result of (i) the dealer-partner’s financial interest in the Consumer Loan and (ii) certain elements of the Company’s legal relationship with the dealer-partner. The cash amount advanced to the dealer-partner is recorded as an asset on the Company’s balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the amount recorded in Loans receivable.
     A small percentage of Consumer Loans in the United States are assigned to the Company in exchange for a single payment. Because the dealer-partner does not retain a financial interest in loans acquired in this manner, these loans are considered to be Purchased Loans (“Purchased Loans”) for accounting purposes.
     Loans receivable. At the time of acceptance, Consumer Loans that meet certain criteria are eligible for a non-recourse cash payment to the dealer-partner (referred to as an “advance”), which is computed on a formula basis. Upon acceptance of an assigned Consumer Loan, the Company records the cash amount advanced to the dealer-partner as a Dealer Loan (“Dealer Loan”) classified in Loans receivable in the consolidated financial statements.
     Cash advanced to dealer-partners is automatically assigned to the originating dealer-partner’s open pool of business. At the dealer-partner’s option, a pool containing at least 100 Consumer Loans can be closed and subsequent advances assigned to a new pool. All advances due from a dealer-partner are secured by the future collections on the dealer-partner’s portfolio of Consumer Loans that have been assigned to the Company. Net collections on all related Consumer Loans within the pool, after payment of the Company’s servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance owing against those Consumer Loans. Once the advance balance has been repaid, the dealer-partner is entitled to receive future collections from Consumer Loans within that pool, after payment of the Company’s servicing fee and reimbursement of certain collection costs. If the collections on Consumer Loans from a dealer-partner’s pool are not sufficient to repay the advance balance, the dealer-partner will not receive the portion of compensation that is paid based on the performance of the Consumer Loans (dealer holdback). Additionally, for dealer-partners with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for dealer holdback payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
     Businesses in Liquidation. The Company sold its United Kingdom Consumer Loan portfolio on December 30, 2005. The selling price was approximately $4.3 million resulting in a pre-tax gain of approximately $3.0 million.
     Effective June 30, 2003, the Company decided to stop originating Dealer Loans in Canada. Since Dealer Loans originated in Canada are serviced in the United States, the Company evaluated cash flows related to the Canadian operation based on the same collection rate assumptions as were used before the decision to liquidate. Based upon management’s analysis as of December 31, 2006, no reduction of the carrying value of the Canadian Dealer Loan portfolio is required.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The Company’s primary subsidiaries are: Buyer’s Vehicle Protection Plan, Inc., CAC of Canada Company, and Vehicle Remarketing Services, Inc.
Reportable Business Segments
     The Company is organized into two primary business segments: United States and Other. See Note 10 – Business Segment Information for information regarding the Company’s reportable segments.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounts which are subject to significant estimation include the allowance for credit losses, finance charge revenue, stock-based compensation expense, impairment of various assets, contingencies, and taxes. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
     Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.
Restricted Cash and Cash Equivalents
     Restricted cash and cash equivalents consist of amounts held in accordance with secured financing and vehicle service contract trust arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
Restricted Securities Available for Sale
     Restricted securities consist of the amounts held in accordance with vehicle service contract trust agreements. The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, and stated at fair value with unrealized gains and losses, net of income taxes included in the determination of comprehensive income and reported as a component of shareholders’ equity.
     Restricted available-for-sale securities consist of the following:

	As of December 31, 2006
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
US Government and agency securities	$1,578	$—	$(8)	$1,570
Corporate bonds	2,041	—	(47)	1,994

Total restricted securities available for sale	$3,619	$—	$(55)	$3,564

	As of December 31, 2005
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
US Government and agency securities	$1,336	$—	$(14)	$1,322
Corporate bonds	2,068	—	(45)	2,023

Total restricted securities available for sale	$3,404	$—	$(59)	$3,345

     The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31,
	2006		2005
		Estimated		Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Contractual Maturity
Within one year	$898	$893	$—	$—
Over one year to five years	2,721	2,671	3,028	2,971
Over five years to ten years	—	—	376	374

Total restricted securities available for sale	$3,619	$3,564	$3,404	$3,345

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
Finance Charges
     The Company recognizes finance charge income in a manner consistent with the provisions of the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires the Company to recognize finance charges under the interest method such that revenue is recognized on a level yield basis based upon forecasted cash flows. As the forecasted cash flows change, the Company would prospectively adjust the yield upwards for positive changes but would recognize impairment for negative changes in the current period.
     Buyers Vehicle Protection Plan, Inc. (“BVPP”), a wholly owned subsidiary of the Company, has relationships with third party vehicle service contract administrators (“TPAs”) whereby the TPAs process claims on vehicle service contracts underwritten by third party insurers. BVPP receives a commission for all such vehicle service contracts sold by its dealer-partners where the vehicle service contract is financed by the Company, and does not bear any risk of loss for claims covered on these third party service contracts. The commission is included in the purchase price of the vehicle service contract included in the Consumer Loan. The Company advances to dealer-partners an amount based on the purchase price of the vehicle service contract on Consumer Loans accepted by the Company that include vehicle service contracts.
     The Company has two agreements with TPAs with the following attributes: (i) the agreements provide a commission to the Company on all vehicle service contracts sold by its dealer-partners, regardless of whether the vehicle service contract is financed by the Company, (ii) the Company experiences a higher commission on vehicle service contracts financed by the Company, and (iii) the agreements allow the Company to participate in underwriting profits depending on the level of future claims paid. The Company will be eligible in 2007 to receive profits related to 2004. The two agreements also require that net premiums on the vehicle service contracts be placed in trust accounts by the TPA. Funds in the trust accounts are utilized by the TPA to pay claims on the vehicle service contracts. Underwriting profits, if any, on the vehicle service contracts are distributed to the Company after the term of the vehicle service contracts have expired provided certain loss rates are met. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the Company is considered the primary beneficiary of the trusts. As a result, the assets and liabilities of the trusts have been consolidated on the Company’s balance sheet. As of December 31, 2006, the trusts had $18.2 million in assets available to pay claims and a related claims reserve of $17.7 million. The trust assets are included in cash and cash equivalents, restricted cash and cash equivalents, and restricted securities available for sale. The claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets. A third party insures claims in excess of funds in the trust accounts.
     The Company recognizes the commission received from the TPAs for contracts financed by the Company as part of finance charges on a level yield basis based upon forecasted cash flows. Commissions on contracts not financed by the Company are recognized as finance charge income at the time the commissions are received. Revenue related to underwriting profits is recognized in the period received.
     During the first quarter of 2005, the Company began offering Guaranteed Asset Protection (“GAP”) debt cancellation terms in its contracts. GAP provides the consumer protection by paying the difference between the loan balance and the consumer’s insurance coverage limit in the event the vehicle is totaled or stolen. The Company receives a fee for every GAP product sold by its dealer-partners. The Company recognizes the commission received for GAP products as part of finance charges on a level yield basis based upon forecasted cash flows.
Loans Receivable and Allowance for Credit Losses
     The Company records the amount advanced to the dealer-partner as a Dealer Loan. The Dealer Loan is increased as revenue is recognized and decreased as collections are received. The Company follows an approach similar to the provisions of SOP 03-3 in determining its allowance for credit losses. Consistent with SOP 03-3, an allowance for credit losses is maintained at an amount that reduces the net asset value (Dealer Loan balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the inception of the Dealer Loan. This allowance is calculated on a dealer-partner by dealer-partner basis. The discounted value of future cash flows is comprised of estimated future collections on the Consumer Loans, less any estimated dealer holdback payments.
     In estimating future collections and dealer holdback payments for each dealer-partner, the Company considers: (i) a dealer-partner’s actual loss data on a static pool basis and (ii) the Company’s historical loss and collection experience. The Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
collection forecast for each dealer-partner is updated monthly and considers the most recent static pool data available for each dealer-partner and the Company’s entire portfolio of Consumer Loans.
     Cash flows from any individual Dealer Loan are often different than estimated cash flows at Dealer Loan inception. If such difference is favorable, the difference is recognized into income over the remaining life of the Dealer Loan through a yield adjustment. If such difference is unfavorable, an allowance for credit losses is established and a corresponding provision for credit losses is recorded as a current period expense. Because differences between estimated cash flows at inception and actual cash flows occur often, an allowance is required for a significant portion of the Company’s Dealer Loan portfolio. An allowance for credit losses does not necessarily indicate that a Dealer Loan is unprofitable, and in recent years, very seldom are cash flows from a Dealer Loan insufficient to repay the initial amounts advanced to the dealer.
Property and Equipment
     Additions to property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives are generally as follows: buildings – 40 years, building improvements – 10 years, data processing equipment – 3 years, software – 5 years, office furniture and equipment – 7 years, and leasehold improvements – the lesser of the lease term or 10 years. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and improvements are capitalized. Software developed for internal use is capitalized and generally amortized on a straight-line basis. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Other Assets
     As of December 31, 2006 and 2005, deferred debt issuance costs were $3.0 million (net of amortization expense of $4.1 million) and $1.6 million (net of amortization expense of $3.8 million), respectively. Expenses associated with the issuance of debt instruments are capitalized and amortized over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.
Income Taxes
     Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company establishes reserves for income tax when, despite the belief that the Company’s tax positions are fully supportable, there remain certain positions that are probable to be challenged and possibly disallowed by various authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
Derivative Instruments
     Interest Rate Caps. The Company purchases interest rate cap agreements to manage its interest rate risk on its secured financings. As the Company has not designated these agreements as hedges as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138 and SFAS No. 149, changes in the fair value of these agreements will increase or decrease net income.
     As of December 31, 2006, the following interest rate cap agreements were outstanding (in thousands):

Notional	Commercial Paper		Fair
Amount	Cap Rate	Term	Value
$100,000	6.75%	September 2005 through May 2008	$—
100,000	6.75%	September 2005 through May 2008	—
125,000	6.75%	February 2006 through May 2008	—

$325,000			$—

     As of December 31, 2005, the following interest rate cap agreements were outstanding (in thousands):

Notional	Commercial Paper		Fair
Amount	Cap Rate	Term	Value
$100,000	6.75%	September 2005 through May 2008	$13
100,000	6.75%	September 2005 through May 2008	10

$200,000			$23

Stock Compensation Plans
     At December 31, 2006, the Company has three stock-based compensation plans for employees and directors, which are described more fully in Note 9 – Capital Transactions. On January 1, 2006, the Company adopted revised Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123R”), “Share-Based Payment” under the modified prospective application method. The Company had previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, under the retroactive restatement transition method in 2003. Adoption of SFAS No. 123R primarily resulted in a change in the Company’s estimated forfeitures for unvested stock based compensation awards, which resulted in a cumulative reversal of stock-based compensation expense of $0.4 million for the quarter ended March 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
License Fees
     The Company recognizes a monthly dealer-partner access fee for the Company’s patented Internet-based proprietary Credit Approval Processing System (“CAPS”) in the month the access is provided.
Other Income
     Other income consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Remarketing charges	$2,493	$1,822	$1,655
Dealer enrollment fees	1,727	1,878	1,453
Interest income on secured financing	1,308	578	247
Marketing materials	1,044	1,103	642
Premiums earned	1,043	2,004	2,457
NSF Fees	1,029	977	865
Rental revenue	459	670	788
Interest and fees on floorplan receivables, lines of credit, and notes receivable	116	114	792
Net gains on lease terminations and lease revenue	—	595	3,004
Other	7,919	5,383	3,682

	$17,138	$15,124	$15,585

     Vehicle Remarketing Services (VRS), a wholly-owned subsidiary, is responsible for remarketing vehicles for Credit Acceptance. VRS coordinates vehicle repossessions with a nationwide network of repossession agents, the redemption of the vehicle by the consumer or the sale of the vehicle through a nationwide network of vehicle auctions. VRS retains a remarketing fee from the sale of each vehicle and recognizes income at the time of the sale. VRS does not retain a fee if a repossessed vehicle is redeemed by the consumer prior to the sale.
     Enrollment fees are generally paid by each dealer-partner signing a dealer servicing agreement. In return for the enrollment fee, the Company provides the dealer-partner with sales promotion kits, signs, training and the first month’s access to CAPS. Beginning in the fourth quarter of 2002, the enrollment fee in the United States was 100% refundable for 180 days. This program was discontinued in July 2005. The fees and the related direct incremental costs of enrolling these dealer-partners are deferred and amortized on a straight-line basis over the estimated life of the dealer-partner relationship. As of December 31, 2006, the estimated life of the dealer-partner relationship was 20 months. During the first quarter of 2005, the Company implemented a change in policy that allows prospective dealer-partners to enroll in the Company’s program without paying the $9,850 enrollment fee. Dealer-partners choosing this option instead agree to allow the Company to keep 50% of the first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after 100 Consumer Loans have been originated and assigned to the Company. While the Company will lose enrollment fee revenue on those dealer-partners choosing this option and not reaching 100 Consumer Loans or otherwise qualifying for a Portfolio Profit Express payment, the Company estimates that it will realize higher per dealer-partner enrollment fee revenue from those dealer-partners choosing this option and qualifying for a Portfolio Profit Express payment.
     Interest income on secured financing primarily includes interest income on restricted cash relating to collections on securitized assets.
     Premiums earned include credit life and disability premiums and premiums from the Company’s TPA vehicle service contract program. CAC Reinsurance, Ltd. (“Credit Acceptance Reinsurance”), a wholly owned subsidiary of the Company, is engaged primarily in the business of reinsuring credit life and disability insurance policies issued to borrowers under Consumer Loans assigned by participating dealer-partners. The Company advances to dealer-partners an amount based on the credit life and disability insurance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
premium. The policies insure the consumer for the outstanding balance payable in the event of death or disability of the consumer. Premiums are ceded to Credit Acceptance Reinsurance on both an earned and written basis and are earned over the life of the Consumer Loans using pro rata and sum-of-digits methods. Credit Acceptance Reinsurance bears the risk of loss related to claims under the coverage ceded to it. The Company recognizes income and related expense for the TPA vehicle service contract program on an accelerated basis over the life of the service contract. The Company ceased offering this product in November 2003.
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
     Other income consists primarily of repossession fees, dealer-partner training fees and dealer support products and services income.
Employee Benefit Plan
     The Company sponsors a 401(k) plan that covers substantially all of its employees. Employees may elect to contribute to the plan from 1% to 20% of their salary subject to statutory limitations. The Company makes matching contributions equal to 50% of the employee contributions, up to a maximum of $1,250 per employee. The Company recognized compensation expense of $0.4 million in 2006 and $0.3 million in 2005 and 2004 for its matching contributions to the plan.
New Accounting Pronouncements
     Stock-based Compensation. On January 1, 2006, the Company adopted revised Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123R”), “Share-Based Payment” under modified prospective application method. The Company had previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, under the retroactive restatement transition method in 2003. Adoption of SFAS No. 123R primarily resulted in a change in the Company’s estimated forfeitures for unvested stock based compensation awards, which resulted in a cumulative reversal of stock-based compensation expense of $0.4 million for the quarter ended March 31, 2006.
     Accounting for Uncertainty in Income Taxes. On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The cumulative effect of implementation of FIN 48 is approximately a $0.1 million increase in the liability for unrecognized tax benefits, which will be accounted for as a decrease in the January 1, 2007 balance of retained earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Concluded)
     Financial Statement Misstatements. In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. The Company initially applied SAB 108 in connection with the preparation of the Company’s annual financial statements for the year ending December 31, 2006 and it did not have any impact on the Company’s financial statements.
Reclassification
     Certain amounts for prior periods have been reclassified to conform to the current presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
     Restricted Securities Available for Sale. Restricted securities consist of the amounts held in trusts by TPAs to pay claims on vehicle service contracts with TPAs. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale and stated at fair value.
     Net Investment in Loans Receivable. Loans receivable, net less dealer holdbacks net represent the Company’s net investment in Dealer Loans and Consumer Loans. The fair value is determined by calculating the present value of future loan payment inflows and dealer holdback outflows estimated by the Company utilizing a discount rate comparable with the rate used to calculate the Company’s allowance for credit losses.
     Debt. The fair value of debt is determined using quoted market prices, if available, or calculated using the estimated value of each debt instrument based on current rates offered to the Company for debt with similar maturities.
     Derivative Instruments. The fair value of interest rate caps are based on quoted market values.
     A comparison of the carrying value and estimated fair value of these financial instruments is as follows (in thousands):

	As of December 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents and restricted cash	$54,137	$54,137	$20,563	$20,563
Restricted securities available for sale	3,564	3,564	3,345	3,345
Net investment in Loans receivable	625,780	636,412	563,528	573,591
Derivative instruments	—	—	23	23

Liabilities
Line of credit	38,400	38,400	36,300	36,300
Secured financing:
Revolving Secured Warehouse Facility	171,000	171,000	101,500	101,500
Term ABS 144A 2006-1	74,144	74,144	—	—
Term ABS 144A 2006-2	100,000	100,069	—	—

Total Secured Financing	345,144	345,213	101,500	101,500

Mortgage note	6,824	6,642	7,539	7,653

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. LOANS RECEIVABLE
     Loans receivable consists of the following (in thousands):

	As of December 31,
	2006	2005
Dealer Loans receivable	$724,093	$675,692
Purchased Loans receivable	29,926	16,486
Other Loans receivable	944	3,780
Unearned insurance premiums, insurance reserves and fees	(392)	(1,019)

Loans receivable	$754,571	$694,939

     A summary of changes in Loans receivable is as follows (in thousands):

	For the Year Ended December 31, 2006
	Dealer Loans	Purchased Loans	Other Loans	Total
Balance, beginning of period	$675,692	$16,486	$2,761	$694,939
New loans	532,869	25,562	—	558,431
Dealer holdback payments	70,110	—	—	70,110
Net cash collections on loans	(540,614)	(11,940)	—	(552,554)
Write-offs	(13,950)	(228)	—	(14,178)
Recoveries	—	46	—	46
Net change in floorplan receivables, notes receivable, and lines of credit	—	—	(2,601)	(2,601)
Other	—	—	392	392
Currency translation	(14)	—	—	(14)

Balance, end of period	$724,093	$29,926	$552	$754,571

	For the Year Ended December 31, 2005
	Dealer Loans	Purchased Loans	Other Loans (1)	Total
Balance, beginning of period	$626,284	$10,756	$30,354	$667,394
New loans	461,877	13,354	—	475,231
Dealer holdback payments	52,512	—	—	52,512
Net cash collections on loans	(454,636)	(7,310)	(9,561)	(471,507)
Write-offs	(10,215)	(404)	(10,356)	(20,975)
Recoveries	—	90	2,277	2,367
Sale of United Kingdom loan portfolio	—	—	(8,579)	(8,579)
Net change in floorplan receivables, notes receivable, and lines of credit	—	—	(573)	(573)
Other	—	—	954	954
Currency translation	(130)	—	(1,755)	(1,885)

Balance, end of period	$675,692	$16,486	$2,761	$694,939

(1)	Other Loans includes the Company’s discontinued United Kingdom automobile financing business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. LOANS RECEIVABLE – (Concluded)
     A summary of changes in the Allowance for credit losses is as follows (in thousands):

	For the Year Ended December 31, 2006
	Dealer Loans	Purchased Loans	Other Loans	Total
Balance, beginning of period	$130,722	$689	$—	$131,411
Provision for credit losses (1)	11,094	403	—	11,497
Write-offs	(13,950)	(228)	—	(14,178)
Recoveries	—	46	—	46
Currency translation	15	—	—	15

Balance, end of period	$127,881	$910	$—	$128,791

	For the Year Ended December 31, 2005
	Dealer Loans	Purchased Loans	Other Loans (3)	Total
Balance, beginning of period	$134,599	$1,620	$5,164	$141,383
Provision for credit losses (2)	6,290	(617)	(1,764)	3,909
Write-offs	(10,215)	(404)	(1,581)	(12,200)
Recoveries	—	90	2,222	2,312
Sale of United Kingdom loan portfolio	—	—	(3,439)	(3,439)
Other change in floorplan receivables, notes receivable, and lines of credit	—	—	27	27
Currency translation	48	—	(629)	(581)

Balance, end of period	$130,722	$689	$—	$131,411

(1)	Does not include a negative provision of $491 primarily related to earned but unpaid revenue related to license fees.

(2)	Does not include a provision of $70 primarily related to earned but unpaid revenue related to license fees. Includes a negative provision for credit losses related to discontinued operations of $1,726.

(3)	Other Loans includes the Company’s discontinued United Kingdom automobile financing business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. LEASED PROPERTIES
     The Company leases office space and office equipment. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Total rental expense from continuing operations on all operating leases was $0.5 million, $0.3 million, and $0.1 million for 2006, 2005, and 2004, respectively. Contingent rentals under the operating leases were insignificant. The Company’s total minimum future lease commitments under operating leases as of December 31, 2006 are as follows (in thousands):

Minimum Future
Lease Commitments
2007	$666
2008	479
2009	391
2010	2

$1,538

5. PROPERTY AND EQUIPMENT
     Property and equipment consists of the following (in thousands):

	As of December 31,
	2006	2005
Land and land improvements	$2,582	$2,586
Building and improvements	9,761	9,798
Data processing equipment and software	30,943	30,148
Office furniture and equipment	1,782	1,727
Leasehold improvements	398	381

Total property and equipment	45,466	44,640
Less:
Accumulated depreciation on property and equipment	(28,102)	(25,168)
Accumulated depreciation on leased assets	(1,161)	(1,480)

Total accumulated depreciation	(29,263)	(26,648)

	$16,203	$17,992

     Property and equipment included capital leased assets of $2.9 million and $2.7 million as of December 31, 2006 and 2005, respectively. Depreciation expense on property and equipment was $4.6 million, $5.2 million, and $4.9 million in 2006, 2005, and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6. DEBT
     The Company and its subsidiaries currently utilize four primary sources of debt financing: (i) a revolving line of credit with a commercial bank syndicate; (ii) a revolving secured warehouse facility with institutional investors; (iii) Rule 144A asset backed secured borrowings with qualified institutional investors; and (iv) a residual credit facility. General information for each of the outstanding financing transactions is as follows (dollars in thousands):

	Issue			Financing	Interest Rate at
Financings	Number	Close Date	Maturity Date	Amount	December 31, 2006
Revolving Line of Credit	n/a	February 7, 2006	June 20, 2008	$135,000	Either Eurodollar rate plus 130 basis points (6.61%) or the prime rate (8.25%)

Revolving Secured Warehouse Facility*	2003-2	February 14, 2007	February 13, 2008	$325,000	Commercial paper rate plus 65 basis points (6.00%)

Term ABS 144A 2006-1*	2006-1	April 18, 2006	n/a**	$100,000	Fixed rate (5.36%)

Term ABS 144A 2006-2*	2006-2	November 21, 2006	n/a***	$100,000	Fixed rate (5.38%)

Residual Credit Facility*	2006-3	September 20, 2006	September 19, 2007	$50,000	LIBOR or the commercial paper rate plus 145 basis points (6.80%)

*	Financing made available only to a specified subsidiary of the Company.

**	The total expected term of this facility is 17 months.

***	The total expected term of this facility is 22 months.
Additional information related to the amounts outstanding on each facility is as follows (dollars in thousands):

	For the Years Ended
	December 31,
	2006	2005
Revolving Line of Credit
Maximum Outstanding Balance	$103,900	$60,100
Weighted Average Outstanding Balance	58,684	38,377

Revolving Secured Warehouse Facility
Maximum Outstanding Balance	$218,500	$135,500
Weighted Average Outstanding Balance	138,780	100,907

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     6. DEBT – (continued)

	As of December 31,
	2006	2005
Revolving Line of Credit
Balance Outstanding	$38,400	$36,300
Amount Available for borrowing	95,740	93,350
Interest Rate	7.06%	5.75%

Revolving Secured Warehouse Facility
Balance Outstanding	$171,000	$101,500
Amount Available for borrowing	154,000	98,500
Contributed Dealer Loans	249,247	177,104
Interest Rate	6.00%	4.97%

Term ABS 144A 2006-1
Balance Outstanding	$74,144	n/a
Contributed Dealer Loans	115,664	n/a
Interest Rate	5.36%	n/a

Term ABS 144A 2006-2
Balance Outstanding	$100,000	n/a
Contributed Dealer Loans	125,178	n/a
Interest Rate	5.38%	n/a

Residual Credit Facility
Balance Outstanding	—	n/a
Contributed Dealer Loans	—	n/a
Interest Rate	0%	n/a
     Line of Credit Facility
     Borrowings under the credit agreement are subject to a borrowing base limitation equal to 75% of the net book value of Dealer Loans plus 75% of the net book value of Consumer Loans purchased by the Company, less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Currently, the borrowing base limitation does not inhibit the Company’s borrowing ability under the line of credit. Borrowings under the credit agreement are secured by a lien on most of the Company’s assets. The Company must pay annual and quarterly fees on the amount of the commitment.
     Secured Financing
     The Company’s wholly-owned subsidiary, CAC Warehouse Funding Corp. II (“Warehouse Funding” or “2003-2”), has a revolving secured financing facility with institutional investors. In the first quarter of 2007, Warehouse Funding renewed the commitment. Under the renewed facility, Warehouse Funding may receive up to the facility limit in financing when the Company conveys Dealer Loans to Warehouse Funding for cash and equity in Warehouse Funding. Warehouse Funding will in turn pledge the Dealer Loans as collateral to the institutional investors to secure loans that will fund the cash portion of the purchase price of the Dealer Loans. Warehouse Funding receives 75% (increased to 80% in February 2007) of the net book value of the contributed Dealer Loans up to the facility limit. In addition to the maturity of the facility, there is a requirement that certain amounts outstanding under the facility be refinanced within 360 days of the most recent renewal, which occurred February 14, 2007. If the refinancing does not occur or the requirement is not waived, or if the facility is not extended, the transaction will cease to revolve, will amortize as collections are received and, at the option of the institutional investors, may be subject to acceleration and foreclosure. Although Warehouse Funding will be liable for any secured financing under the facility, the financing is non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6. DEBT – (continued)
     As Warehouse Funding is organized as a separate legal entity from the Company, assets of Warehouse Funding (including the conveyed Dealer Loans) will not be available to satisfy the general obligations of the Company. All the assets of Warehouse Funding have been encumbered to secure Warehouse Funding’s obligations to its creditors. Interest has been limited to a maximum rate of 6.75% through interest rate cap agreements executed in the first quarter of 2007. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not have any rights in any portion of such collections.
     The Company’s wholly-owned subsidiary, Credit Acceptance Funding LLC 2006-1 (“Funding 2006-1”), completed a secured financing transaction in which Funding 2006-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2006-1, Dealer Loans having a net book value of approximately $133.5 million to Funding 2006-1, which, in turn, conveyed the Dealer Loans to a trust that issued $100.0 million in notes to qualified institutional investors. A primary and backup financial insurance policy has been issued in connection with the transaction. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes were rated “Aaa” by Moody’s Investor Services and “AAA” by Standard & Poor’s Rating Services. The proceeds of the initial conveyance to Funding 2006-1 were used by the Company to purchase Dealer Loans, on an arm’s-length basis, from Warehouse Funding. Through October 16, 2006, the Company conveyed additional Dealer Loans to Funding 2006-1, which were then conveyed by Funding 2006-1 to the trust. After October 16, 2006, the debt outstanding under this facility began to amortize. The total expected term of the facility is 17 months. The secured financing creates loans for which the trust is liable and which are secured by all the assets of the trust. Such loans are non-recourse to the Company, even though the trust, Funding 2006-1 and the Company are consolidated for financial reporting purposes. As Funding 2006-1 is organized as a separate legal entity from the Company, assets of Funding 2006-1 (including the conveyed Dealer Loans) are not available to satisfy the general obligations of the Company. The expected annualized cost of the secured financing, including underwriter’s fees, the insurance premiums and other costs is approximately 8.1%. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of such collections, except for a limited right in its capacity as Servicer to exercise a “clean-up call” option to purchase Dealer Loans from Funding 2006-1 under certain specified circumstances. Alternatively, when the trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, remaining collections would be paid over to Funding 2006-1 as the sole beneficiary of the trust where they would be available to be distributed to the Company as the sole member of Funding 2006-1.
     The Company’s wholly-owned subsidiary, Credit Acceptance Funding LLC 2006-2 (“Funding 2006-2”), completed a secured financing transaction in which Funding 2006-2 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2006-2, Dealer Loans having a net book value of approximately $125.6 million to Funding 2006-2, which, in turn, conveyed the Dealer Loans to a trust that issued $100.0 million in notes to qualified institutional investors. A primary and backup financial insurance policy has been issued in connection with the transaction. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes were rated “Aaa” by Moody’s Investor Services and “AAA” by Standard & Poor’s Rating Services. The proceeds of the initial conveyance to Funding 2006-2 were used by the Company to purchase Dealer Loans, on an arm’s-length basis, from Warehouse Funding. Through November 16, 2007, the Company may be required, and is likely, to convey additional Dealer Loans to Funding 2006-2, which will be conveyed by Funding 2006-2 to the trust. After November 16, 2007, the debt outstanding under this facility will begin to amortize. The total expected term of the facility is 22 months. The secured financing creates loans for which the trust is liable and which are secured by all the assets of the trust. Such loans are non-recourse to the Company, even though the trust, Funding 2006-2 and the Company are consolidated for financial reporting purposes. As Funding 2006-2 is organized as a separate legal entity from the Company, assets of Funding 2006-2 (including the conveyed Dealer Loans) are not available to satisfy the general obligations of the Company. The expected annualized cost of the secured financing, including underwriter’s fees, the insurance premiums and other costs is approximately 7.4%. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of such collections, except for a limited right in its capacity as Servicer to exercise a “clean-up call” option to purchase Dealer Loans from Funding 2006-2 under certain specified circumstances. Alternatively, when the trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, remaining collections would be paid over to Funding 2006-2 as the sole beneficiary of the trust where they would be available to be distributed to the Company as the sole member of Funding 2006-2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6. DEBT – (concluded)
     The Company’s wholly-owned subsidiary, Credit Acceptance Residual Funding LLC (“Residual Funding”), completed a $50.0 million secured credit facility with an institutional investor. This facility allows Residual Funding to finance its purchase of trust certificates from special purpose entities (the “Term SPEs”) that purchased loans to dealer-partners under the Company’s term securitization transactions. Historically, the Term SPEs’ residual interests in Dealer Loans, represented by their trust certificates, have proven to have value that increases as their term securitization obligations amortize. The new facility enables the Term SPEs to realize and distribute to the Company up to 65% of that increase in value prior to the time the related term securitization senior notes are paid in full. Residual Funding’s interests in Dealer Loans, represented by its purchased trust certificates, are subordinated to the interests of term securitization senior noteholders but the entire arrangement is non-recourse to the Company. As Residual Funding is organized as a separate legal entity from the Company, assets of Residual Funding, including purchased trust certificates, are not available to satisfy the general obligations of the Company, even though Residual Funding and the Company are consolidated for financial reporting purposes.
     Mortgage Loan
     The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company’s headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $6.8 million and $7.5 million outstanding on this loan as of December 31, 2006 and December 31, 2005, respectively. The loan matures on June 9, 2009, bears interest at a fixed rate of 5.35%, and requires monthly payments of $92,156 and a balloon payment at maturity for the balance of the loan.
     Capital Lease Obligations
     As of December 31, 2006, the Company has various capital lease obligations outstanding for computer equipment, with monthly payments totaling $80,000. The total amount of capital lease obligations outstanding as of December 31, 2006 and December 31, 2005 were $1.8 million and $1.6 million, respectively. These capital lease obligations bear interest at rates ranging from 7.87% to 9.31% and have maturity dates between January 2007 and June 2010.
     Letters of Credit
     Letters of credit are issued by a commercial bank and reduce amounts available under the Company’s line of credit. As of December 31, 2006, the Company has two letters of credit relating to reinsurance agreements totaling $0.9 million. Such letters of credit expire on May 26, 2007, at which time they will be automatically extended for the period of one year unless the Company is notified otherwise by the commercial bank syndicate.
     Principal Debt Maturities
     The scheduled principal maturities of the Company’s debt at December 31, 2006 are as follows (in thousands):

2007 *	$92,848
2008 **	293,402
2009	5,715
2010	210

$392,175

*	The total expected term of Term ABS 144A 2006-1 is 17 months.

**	The total expected term of Term ABS 144A 2006-2 is 22 months.
     Debt Covenants
     As of December 31, 2006, the Company is in compliance with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of the Company’s assets to debt and its earnings before interest, taxes and non-cash expenses to fixed charges. The covenants also limit the maximum ratio of the Company’s debt to tangible net worth and the Company must also maintain a specified minimum level of net worth, which may indirectly limit the payment of dividends on common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
7. RELATED PARTY TRANSACTIONS
     In the normal course of its business, the Company has Dealer Loans with affiliated dealer-partners owned or controlled by: (i) the Company’s majority shareholder and Chairman; (ii) a member of the Chairman’s immediate family; and (iii) the Company’s former President, Keith P. McCluskey. Mr. McCluskey resigned from his position with the Company effective September 1, 2006. Transactions with Mr. McCluskey are reported below through December 31, 2006. The Company’s Dealer Loans from affiliated dealer-partners and nonaffiliated dealer-partners are on the same terms. A summary of related party Dealer Loan activity is as follows (in thousands):

	As of December 31, 2006		As of December 31, 2005
	Affiliated		Affiliated
	Dealer Loan	% of	Dealer Loan	% of
	balance	consolidated	balance	consolidated
Affiliated Dealer Loan balance	$22,434	3.1%	$23,043	3.4%

	For the Year ended		For the Year ended		For the Year ended
	December 31, 2006		December 31, 2005		December 31, 2004
	Affiliated		Affiliated		Affiliated
	dealer-partner	% of	dealer-partner	% of	dealer-partner	% of
	activity	consolidated	activity	consolidated	activity	consolidated
Advances	$17,851	3.3%	$19,534	4.2%	$14,300	3.3%
Affiliated dealer-partner revenue	$6,347	3.6%	$6,206	3.7%	$4,200	2.9%
     Pursuant to an employment agreement with the Company’s former President, Mr. McCluskey, dated April 19, 2001, the Company loaned Mr. McCluskey’s dealerships $0.9 million. Obligations under this note, including all principal and interest, were paid in full on August 16, 2006. In addition, pursuant to the employment agreement, the Company loaned Mr. McCluskey approximately $0.5 million. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22% and is unsecured. The balance of the note including accrued but unpaid interest was approximately $0.6 million as of December 31, 2006 and December 31, 2005, respectively.
     The Company paid for air transportation services provided by a company owned by the Company’s majority shareholder and Chairman totaling $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. INCOME TAXES
     The income tax provision, excluding the results of the discontinued United Kingdom operations, consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Income from continuing operations before provision for income taxes:
Domestic	$90,506	$107,420	$85,428
Foreign	134	936	898

	$90,640	$108,356	$86,326

Current provision (credit) for income taxes:
Federal	$30,902	$26,465	$12,013
State	687	1,979	787
Foreign	(435)	120	734

	31,154	28,564	13,534

Deferred provision (credit) for income taxes:
Federal	166	10,182	15,993
State	232	1,455	911
Foreign	241	(42)	(365)

	639	11,595	16,539

Provision for income taxes	$31,793	$40,159	$30,073

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	As of December 31,
	2006	2005
Deferred tax assets:
Allowance for credit losses	$46,833	$48,046
Accrued liabilities	5,346	1,298
Deferred dealer enrollment fees	453	713
Net operating losses	—	189
Stock-based compensation	367	2,275
Other, net	330	448

Total deferred tax assets	53,329	52,969

Deferred tax liabilities:
Valuation of receivables	93,863	92,486
Depreciable assets	820	2,343
Deferred origination costs	1,700	848
Foreign income tax	549	—
Other, net	794	1,050

Total deferred tax liabilities	97,726	96,727

Net deferred tax liability	$44,397	$43,758

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. INCOME TAXES – (Concluded)
     A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

	Years Ended December 31,
	2006	2005	2004
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	0.7	2.1	1.3
Foreign income taxes	(0.3)	(0.2)	—
Undistributed/distributed foreign earnings	0.1	0.9	(2.2)
Other	(0.4)	(0.7)	0.7

Provision for income taxes	35.1%	37.1%	34.8%

     The change in effective tax rates for 2006, 2005, and 2004 differed from the federal statutory tax rate of 35% primarily due to state income taxes and the provision for U.S. taxes related to remittance of foreign earnings.
     The change in the state income taxes is primarily due to an additional state tax liability recorded during 2005 and reversed during 2006 as a result of a favorable settlement.
     During 2002, the Company determined that the undistributed earnings of its United Kingdom and Ireland subsidiaries should no longer be considered to be permanently reinvested, and during 2003, the Company determined that the undistributed earnings of its Canadian subsidiary should no longer be considered to be permanently reinvested. As a result of these determinations, the Company recorded the amount of U.S. federal income taxes and withholding taxes related to the repatriation of these earnings. During 2006, 2005 and 2004, the Company remitted substantially all of its accumulated earnings as profits to the U.S. and accrued or paid U.S. income taxes accordingly.
9. CAPITAL TRANSACTIONS
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

	Years Ended December 31,
	2006	2005	2004
Weighted average common shares outstanding	33,035,693	36,991,136	38,617,787
Dilutive effect of stock options	2,247,785	2,216,544	2,399,418

Weighted average common shares and dilutive common shares	35,283,478	39,207,680	41,017,205

     There were no stock options that would be anti-dilutive for the year ended December 31, 2006, 2005, or 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
9. CAPITAL TRANSACTIONS – (Continued)
Stock Repurchase Program
     The Company’s board of directors approved a stock repurchase program which authorizes the Company to purchase common shares in the open market or in privately negotiated transactions at price levels the Company deems attractive. As of December 31, 2006, the Company has repurchased approximately 7.5 million shares under the stock repurchase program at a cost of $85.3 million. As of December 31, 2006 the Company had approval from the board of directors to repurchase up to $8.6 million in common stock.
Modified Dutch Tender Offers
     In addition to the stock repurchase program, the Company has repurchased 12.5 million shares of its common stock at a cost of $304.4 million through four modified Dutch auction tender offers completed since the beginning of 2004.

Commencement	Expiration	Number of Shares	Number of Shares	Purchase Price	Total Cost
Date	Date	Tendered	Repurchased	per Share	(in thousands)
November 26, 2003	January 6, 2004	2,201,744	2,201,744	$17.00	$37,430
August 11, 2004	September 9, 2004	2,673,073	2,673,073	20.00	53,461
February 10, 2006	March 13, 2006	4,129,735	4,129,735	25.00	103,243
August 28, 2006	September 26, 2006	20,552,028	3,500,000 *	31.50	110,250

			12,504,552		$304,384

*	Includes 3,313,629 shares owned by Donald Foss, the Company’s Chairman of the Board.
Stock Compensation Plans
     Pursuant to the Company’s Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on May 13, 2004, the Company had reserved 1.0 million shares of its common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014. All of the terms relating to vesting or other restrictions of restricted stock awards or restricted stock unit grants will be determined by the Company’s compensation committee. Options granted under the Incentive Plan may be either incentive stock options or nonqualified stock options. The terms of options granted under the Incentive Plan will be set forth in agreements between the Company and the recipients and will be determined by the Company’s compensation committee. The exercise price will not be less than the fair market value of the shares on the date of grant and, for incentive stock options, the exercise price must be at least 110% of fair market value if the recipient is the holder of more than 10% of the Company’s common stock. All of the terms relating to the satisfaction of performance goals, the length of any performance period, the amount of any performance award granted, the amount of any payment or transfer to be made pursuant to any performance award, and any other terms and conditions of any performance award will be determined by the Company’s compensation committee and included in an agreement between the recipient and the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
9. CAPITAL TRANSACTIONS – (Continued)
     A summary of the activity under the Incentive Plan as of December 31, 2006, and changes during the reporting periods is presented below:

		Weighted-
		Average
	Number of	Grant-Date
Nonvested Restricted Stock	Shares	Fair Value
Outstanding at December 31, 2004	—

Granted	99,023	$19.83

Exercised	—

Forfeited	(144)	19.83

Outstanding at December 31, 2005	98,879	$19.83

Granted	117,264	$24.10

Exercised	—

Forfeited	(70,115)	22.19

Outstanding at December 31, 2006	146,028	$22.34

     During the year ended December 31, 2006, the Company granted 117,264 shares of restricted stock to employees and officers under the Incentive Plan, of which 103,867 shares vest in full or in part based on the Company’s satisfaction of certain performance-related criteria and 13,397 shares vest over a five year period. At December 31, 2006 and 2005, the Company had 146,028 and 98,879 shares of restricted stock outstanding, respectively. No restricted stock shares were vested during the years ended December 31, 2006 and 2005. Shares available for future grants under the Incentive Plan totaled 853,972 at December 31, 2006.
     The Company recognized stock-based compensation expense of $0.6 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively, for outstanding restricted stock. There was $2.3 million and $1.6 million of total unrecognized compensation cost related to the restricted stock as of December 31, 2006 and 2005, respectively. That cost is expected to be recognized over a weighted average period of 2.7 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
9. CAPITAL TRANSACTIONS – (Continued)
     Pursuant to the Company’s 1992 Stock Option Plan (the “1992 Plan”), the Company had reserved 8.0 million shares of its common stock for the future granting of options to officers and other employees. The exercise price of the options is no less than the fair market value on the date of the grant. Options under the 1992 Plan generally become exercisable over a three to five year period, or the Company’s attainment of certain performance related criteria, or immediately upon a change of Company control. The Company issued 15,000 and 138,500 options in 2004 and 2003, respectively, that are all vested based on certain performance targets being met. No options were issued during 2005 or 2006. Nonvested options are forfeited upon termination of employment and otherwise expire ten years from the date of grant. The 1992 Plan was terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan.
     Pursuant to the Company’s Director Stock Option Plan (the “Director Plan”), the Company had reserved 200,000 shares of its common stock for future granting of options to members of its Board of Directors. The exercise price of the options is equal to the fair market value on the date of grant. In 2004, the Company granted 100,000 options that will vest only if the Company meets certain performance targets. As of December 31, 2006, 40,000 of these options were vested. Nonvested options are forfeited if the participant should cease to be a director and otherwise expire ten years from the date of grant. The Director Plan was terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan.
     During the year ended December 31, 2006, the Company accounts for the compensation costs related to its grants under the stock option plans in accordance with SFAS No. 123R which was adopted on January 1, 2006 under the modified prospective application method. The Company had previously accounted for its stock options under the fair value recognition provisions of SFAS 123.
     The fair value of each option granted used in determining the above stock-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has not granted stock options since the first quarter of 2004. The weighted-average assumptions used in the option-pricing model as well as the resulting weighted-average fair value of options granted in 2004 are as follows:

Year Ended December 31,
2004
1992 Plan
Risk-free interest rate	3.00%
Expected life	5.0 years
Expected volatility	53.35%
Dividend yield	—

Fair value of options granted	$8.07

Director Plan
Risk-free interest rate	2.71%
Expected life	5.0 years
Expected volatility	52.49%
Dividend yield	—

Fair value of options granted	$8.29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
9. CAPITAL TRANSACTIONS – (Concluded)
     Additional information relating to the stock option plans is as follows:

	1992 Plan			Director Plan
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
	Number	Exercise Price	Value	Number	Exercise Price	Value
	of Options	Per Share	(in thousands)	of Options	Per Share	(in thousands)
Outstanding at January 1, 2004	4,071,900	$7.32		100,000	$7.00
Options granted	15,000	16.45		100,000	17.25
Options exercised	(521,034)	9.64	$5,871	—	—	—
Options forfeited	(59,347)	8.88		—	—

Outstanding at December 31, 2004	3,506,519	$6.98	$5,871	200,000	$12.13

Options granted	—	$—		—	$—
Options exercised	(31,165)	6.77	$351	—	—	—
Options forfeited	(17,660)	9.17		—	—

Outstanding at December 31, 2005	3,457,694	$6.97	$351	200,000	$12.13	—

Options granted	—	$—		—	$—
Options exercised	(1,801,943)	6.32	$39,611	(100,000)	7.00	$2,174
Options forfeited	(2,710)	8.04		—	—

Outstanding at December 31, 2006	1,653,041	$7.68	$39,611	100,000	$17.25	$2,174

Exercisable at December 31:
2004	2,131,528	$6.79	$39,669,535	50,000	$7.00	$920,250
2005	3,383,573	6.95	23,501,225	140,000	9.93	1,389,800
2006	1,641,672	7.67	12,587,197	40,000	17.25	689,800
     As of December 31, 2006, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options granted under the 1992 Plan and the Director Plan. That cost is expected to be recognized during 2007. The Company recognized stock-based compensation expense of $(0.5) million, $1.9 million and $2.7 million for 2006, 2005 and 2004, respectively, for the 1992 Plan and Director Plan. The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004, was $0.5 million, $10.5 million and $11.3 million respectively.
     The following tables summarize information about options outstanding at December 31, 2006:

			Options Outstanding				Options Exercisable
				Weighted-Average		Weighted-Average		Weighted-Average
Range of Exercisable			Outstanding As	Remaining		Exercise Price Per	Exercisable As of	Exercise Price Per
Prices			of 12/31/2006	Contractual Life		Share	12/31/2006	Share
1992 Plan
$2.76	—	$5.53	265,400	3.0	Years	$3.73	265,400	$3.73
5.54	—	8.29	458,378	1.8		6.43	458,378	6.43
8.30	—	11.05	902,763	4.5		9.29	891,394	9.28
11.06	—	13.81	16,500	5.5		12.41	16,500	12.41
13.82	—	19.34	10,000	7.2		17.05	10,000	17.05

Totals			1,653,041	3.5		$7.68	1,641,672	$7.67

Director Plan
$17.25			100,000	7.2	Years	$17.25	40,000	$17.25

Totals			100,000	7.2		$17.25	40,000	$17.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10. BUSINESS SEGMENT INFORMATION
     The Company classifies its operations into two reportable business segments: United States and Other.
Reportable Segment Overview
     During the first quarter of 2006, the Company combined the United Kingdom business segment into its Other business segment as the Company sold the remaining Consumer Loan portfolio of its United Kingdom subsidiary on December 30, 2005 and the United Kingdom segment no longer met the quantitative thresholds of a reportable segment. As a result, the Company now has two reportable business segments: United States and Other. Prior year’s disclosures have been reclassified to conform to the current year presentation. The United States segment primarily consists of the Company’s United States automobile financing business. The Other segment consists of the Company’s discontinued United Kingdom automobile financing business, automobile leasing business, Canadian automobile financing business and secured lines of credit and floorplan financing products. The Company is currently liquidating its operations in the Other segment.
Measurement
     The table below presents information for each reportable segment (in thousands):

	United		Total
	States	Other	Company
Year Ended December 31, 2006
Finance charges	$188,508	$97	$188,605
License fees	13,589	—	13,589
Other income	16,980	158	17,138
Provision (credit) for credit losses	11,171	(165)	11,006
Interest expense	23,157	173	23,330
Depreciation expense	4,620	3	4,623
Provision (credit) for income taxes	31,977	(184)	31,793
Income from continuing operations	58,508	339	58,847
Segment assets	724,008	1,205	725,213
Year Ended December 31, 2005
Finance charges	$176,173	$196	$176,369
License fees	9,775	—	9,775
Other income	13,964	1,160	15,124
Provision (credit) for credit losses	5,709	(4)	5,705
Interest expense	13,304	582	13,886
Depreciation expense	4,832	179	5,011
Provision (credit) for income taxes	40,276	(117)	40,159
Income from continuing operations	67,699	498	68,197
Segment assets	614,149	5,245	619,394
Year Ended December 31, 2004
Finance charges	$149,998	$653	$150,651
License fees	5,835	—	5,835
Other income	11,721	3,864	15,585
Provision for credit losses	5,332	1,194	6,526
Interest expense	11,009	651	11,660
Depreciation expense	4,515	996	5,511
Provision for income taxes	29,767	306	30,073
Income from continuing operations	55,853	400	56,253
Segment assets	563,497	27,816	591,313

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10. BUSINESS SEGMENT INFORMATION – (Concluded)
     The Company operates primarily in the United States. The table below presents the key financial information by geographic location (in thousands):

	United	United	All	Total
	States	Kingdom	Other	Company
Year Ended December 31, 2006
Finance charges	$188,508	$—	$97	$188,605
License fees	13,589	—	—	13,589
Other income	16,980	—	158	17,138
Income from continuing operations	58,520	—	327	58,847
Property and equipment, net	16,203	—	—	16,203
Year Ended December 31, 2005
Finance charges	$176,172	$—	$197	$176,369
License fees	9,775	—	—	9,775
Other income	14,694	—	430	15,124
Income from continuing operations	67,339	—	858	68,197
Property and equipment, net	17,992	—	—	17,992
Year Ended December 31, 2004
Finance charges	$150,002	$—	$649	$150,651
License fees	5,835	—	—	5,835
Other income	15,274	—	311	15,585
Income from continuing operations	55,724	—	529	56,253
Property and equipment, net	19,474	232	—	19,706
Information About Products and Services
     The Company manages its product and service offerings primarily through those reportable segments. Therefore, in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, no enterprise-wide disclosures of information about products and services are necessary.
Major Customers
     The Company did not have any dealer-partners that provided 10% or more of the Company’s revenue during 2006, 2005, or 2004. Additionally, no single dealer-partner’s Dealer Loan accounted for more than 10% of total Dealer Loans as of December 31, 2006 or as of December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
11. COMPREHENSIVE INCOME
     The Company’s comprehensive income for the years ended December 31, 2006, 2005 and 2004 is set forth below (in thousands):

	For the Years Ended
	December 31,
	2006	2005	2004
Net Income	$58,640	$72,601	$57,325
Other comprehensive loss:
Unrealized gain on securities available for sale, net of tax of $3, $22 and $2 at December 31, 2006, 2005 and 2004 respectively	1	(33)	(4)
Foreign currency translation adjustment	—	(2,973)	(237)

Total comprehensive income	$58,641	$69,595	$57,084

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
12. LITIGATION AND CONTINGENT LIABILITIES
     In the normal course of business and as a result of the customer-oriented nature of the industry in which the Company operates, industry participants are frequently subject to various customer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, customer protection, warranty, debt collection, insurance and other customer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to the Company’s repossession and sale of the customer’s vehicle and other debt collection activities. The Company, as the assignee of Consumer Loans originated by dealer-partners, may also be named as a co-defendant in lawsuits filed by customers principally against dealer-partners. Many of these cases are filed as purported class actions and seek damages in large dollar amounts. An adverse ultimate disposition in any such action could have a material adverse impact on the Company’s financial position, liquidity and results of operations.
     The Company is currently a defendant in a class action proceeding commenced on October 15, 1996 in the Circuit Court of Jackson County, Missouri and removed to the United States District Court for the Western District of Missouri. The complaint seeks unspecified money damages for alleged violations of a number of state and federal consumer protection laws. On October 9, 1997, the District Court certified two classes on the claims brought against the Company, one relating to alleged overcharges of official fees, the other relating to alleged overcharges of post-maturity interest and a subclass relating to allegedly inadequate repossession notices. On August 4, 1998, the District Court granted partial summary judgment on liability in favor of the plaintiffs on the interest overcharge claims based upon the District Court’s finding of certain violations but denied summary judgment on certain other claims. The District Court also entered a number of permanent injunctions, which among other things, restrained the Company from collecting on certain class accounts. The Court also ruled in favor of the Company on certain claims raised by class plaintiffs. Because the entry of an injunction is immediately appealable, the Company appealed the summary judgment order to the United States Court of Appeals for the Eighth Circuit. Oral argument on the appeals was heard on April 19, 1999. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit overturned the August 4, 1998 partial summary judgment order and injunctions against the Company. The Court of Appeals held that the District Court lacked jurisdiction over the interest overcharge claims and directed the District Court to sever those claims and remand them to state court. On February 18, 2000, the District Court entered an order remanding the post-maturity interest class to the Circuit Court of Jackson County, Missouri while retaining jurisdiction on the official fee class. The Company then filed a motion requesting that the District Court reconsider that portion of its order of August 4, 1998, in which the District Court had denied the Company’s motion for summary judgment on the federal Truth-In-Lending Act (“TILA”) claim. On May 26, 2000, the District Court entered summary judgment in favor of the Company on the TILA claim and directed the Clerk of the Court to remand the remaining state law official fee claims to the appropriate state court.
     On July 18, 2002, the Circuit Court of Jackson County, Missouri granted plaintiffs leave to file a fourth amended petition which was filed on October 28, 2002. Instead of a subclass of Class 2, that petition alleges a new, expanded Class 3 relating to allegedly inadequate repossession notices. The Company filed a motion to dismiss the plaintiff’s fourth amended complaint on November 4, 2002. On November 18, 2002, the Company filed a memorandum urging the decertification of the classes. On February 21, 2003, the plaintiffs filed a brief opposing the Company’s November 4, 2002 motion to dismiss the case. On May 19, 2004, the Circuit Court released an order, dated January 9, 2004, that denied the Company’s motion to dismiss. On November 16, 2005 the Circuit Court issued an order that, among other things, adopted the District Court’s order certifying classes. By adopting the District Court’s order, the Circuit Court’s order certified only the two original classes and did not certify the new, expanded Class 3. On January 13, 2006, plaintiffs filed a motion entitled Plaintiffs’ Motion to Adjust Class 2 Definition to Correspond with Allegations of Their Fourth Amended Complaint which requested that the “repossession subclass” be deleted from Class 2 and a new Class 3 be adopted. The Company filed a response arguing that the new, expanded Class 3 is inappropriate for a number of reasons including the expiration of the statute of limitations. On May 23, 2006, the Circuit Court issued several orders, including an order granting plaintiffs’ motion and adding the new Class 3. On June 2, 2006 the Company filed for leave to appeal the Circuit Court’s decision to allow the expanded repossession class as well as its November 16, 2005 certification order. The Court of Appeals denied the Company’s request for leave to appeal the Circuit Court’s decision on August 31, 2006.
     In October of 2006, the Company and plaintiffs’ counsel commenced settlement discussions, agreeing to use a third party facilitator in face to face discussions in November and December 2006. These discussions led to subsequent negotiations, which in turn culminated in the execution of a February 9, 2007 Memorandum of Understanding whereby the parties agreed to settle the lawsuit. Credit Acceptance has, without any admission of liability, agreed to pay $12.5 million in full and final settlement of all claims against the Company. The settlement is subject to court approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     13. QUARTERLY FINANCIAL DATA (unaudited)
     The following is a summary of the quarterly financial position and results of operations as of and for the years ended December 31, 2006 and 2005, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation.

	(In Thousands, Except Share and Per Share Data)
	2006
	1st Q	2nd Q	3rd Q	4th Q
Balance Sheets
Loans receivable, net	$590,767	$586,908	$600,162	$625,780
All other assets	50,093	63,685	151,998	99,433

Total assets	$640,860	$650,593	$752,160	$725,213

Total debt	$243,167	$244,985	$323,470	$392,175
Other liabilities	111,437	103,779	221,821	122,691

Total liabilities	354,604	348,764	545,291	514,866
Shareholders’ equity (A)	286,256	301,829	206,869	210,347

Total liabilities and shareholders’ equity	$640,860	$650,593	$752,160	$725,213

Income Statements
Revenue	$53,026	$55,081	$55,402	$55,823
Costs and expenses (B)	25,898	28,024	31,194	43,570

Operating income	27,128	27,057	24,208	12,253
Foreign exchange gain (loss)	5	6	1	(18)

Income from continuing operations before income taxes	27,133	27,063	24,209	12,235
Provision for income taxes	9,928	9,364	8,775	3,726

Income from continuing operations	17,205	17,699	15,434	8,509
Loss on discontinued operations, net of tax	(8)	(93)	(92)	(14)

Net income	$17,197	$17,606	$15,342	$8,495

Net income per common share:
Basic	$0.48	$0.53	$0.46	$0.28

Diluted	$0.45	$0.50	$0.44	$0.27

Income from continuing operations per common share:
Basic	$0.48	$0.54	$0.47	$0.28

Diluted	$0.45	$0.50	$0.44	$0.27

Loss from discontinued operations per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic	36,146,994	32,979,572	33,093,592	29,921,196
Diluted	38,609,257	35,433,944	35,074,557	31,569,813

(A)	No dividends were paid during the periods presented.

(B)	Includes $11.2 million of additional legal expenses recorded in the fourth quarter of 2006 related to an increase in the Company’s estimated loss related to a pending class action in the state of Missouri.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
13. QUARTERLY FINANCIAL DATA (unaudited) – (Concluded)

	(In Thousands, Except Share and Per Share Data)
	2005
	1st Q	2nd Q	3rd Q	4th Q
Balance Sheets
Loans receivable, net	$554,557	$560,004	$566,394	$563,528
All other assets	63,199	73,380	72,960	55,866

Total assets	$617,756	$633,384	$639,354	$619,394

Total debt	$200,113	$205,284	$194,069	$146,905
Dealer reserve payable, net	12,003	8,243	6,007	—
Other liabilities	88,941	85,389	90,128	99,463

Total liabilities	301,057	298,916	290,204	246,368
Shareholders’ equity (A)	316,699	334,468	349,150	373,026

Total liabilities and shareholders’ equity	$617,756	$633,384	$639,354	$619,394

Income Statements
Revenue	$47,736	$50,336	$51,623	$51,573
Costs and expenses	23,611	24,298	28,435	18,380

Operating income	24,125	26,038	23,188	33,193
Foreign exchange gain (loss)	645	382	(8)	793

Income from continuing operations before income taxes	24,770	26,420	23,180	33,986
Provision for income taxes	9,240	9,817	9,231	11,871

Income from continuing operations	15,530	16,603	13,949	22,115
Gain on discontinued operations, net of tax	184	450	645	3,125

Net income	$15,714	$17,053	$14,594	$25,240

Net income per common share:
Basic	$0.43	$0.46	$0.39	$0.68

Diluted	$0.40	$0.44	$0.38	$0.65

Income from continuing operations per common share:
Basic	$0.42	$0.45	$0.38	$0.60

Diluted	$0.39	$0.43	$0.36	$0.57

Gain from discontinued operations per common share:
Basic	$0.00	$0.01	$0.02	$0.08

Diluted	$0.00	$0.01	$0.02	$0.08

Weighted average shares outstanding:
Basic	36,900,449	37,016,038	37,020,020	37,025,517
Diluted	39,457,287	39,064,886	38,912,822	39,088,720

(A)	No dividends were paid during the periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures.
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.
     Management’s Report on Internal Control over Financial Reporting.
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
     The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management believes that as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
Attestation Report of the Independent Registered Public Accounting Firm.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, as stated in their report on page 71.
     Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of Credit Acceptance Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Credit Acceptance Corporation and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Credit Acceptance Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Credit Acceptance Corporation as of December 31, 2006 and 2005, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 2, 2007 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Southfield, MI
March 2, 2007

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information is contained under the captions “Matters to Come Before the Meeting – Election of Directors” (excluding the Report of the Audit Committee) and “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     Information is contained under the caption “Compensation of Executive Officers” (excluding the Report of the Executive Compensation Committee) in the Company’s Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information is contained under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement and is incorporated herein by reference. In addition, the information contained in the “Equity Compensation Plans” subheading under Item 5 of this Report is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information is contained under the caption “Certain Relationships and Transactions” in the Company’s Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information is contained under the caption “Independent Accountants” in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a	)(1)	The following consolidated financial statements of the Company and Report of Independent Public Accountants are contained in “Item 8 — Financial Statements and Supplementary Data.”

Report of Independent Public Accountants

Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2006 and 2005
— Consolidated Income Statements for the years ended December 31, 2006, 2005 and 2004
— Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
— Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

CREDIT ACCEPTANCE CORPORATION

By:	/s/ BRETT A. ROBERTS Brett A. Roberts
Chief Executive Officer
Date:	March 2, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 2, 2007 on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ BRETT A. ROBERTS Brett A. Roberts	Chief Executive Officer (Principal Executive Officer)

/s/ KENNETH S. BOOTH	Chief Financial Officer
Kenneth S. Booth	(Principal Financial Officer,
Principal Accounting Officer and
Duly Authorized Officer)

/s/ HARRY E. CRAIG Harry E. Craig	Director

/s/GLENDA J. CHAMBERLAIN Glenda J. Chamberlain	Director

/s/ DONALD A. FOSS Donald A. Foss	Director and Chairman of the Board

/s/THOMAS N. TRYFOROS Thomas N. Tryforos	Director

EXHIBIT INDEX
     The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. The Company’s commission file number is 000-20202.

Exhibit
No.		Description
3(a)(1)	1	Articles of Incorporation, as amended July 1, 1997

3(b)	20	Amended and Restated Bylaws of the Company, as amended, February 24, 2005

4(c) (18)	24	The Fourth Amended and Restated Credit Agreement, dated February 7, 2006, between the Company, the Lenders which are parties thereto from time to time, Comerica Bank as Administrative Agent for the Banks, and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager.

4(f)(40)	8	Second Amendment dated as of June 10, 2002 to the Intercreditor Agreement dated as of December 15, 1998 among Comerica Bank, as Collateral Agent, and various lenders and note holders

4(f)(53)	11	Contribution Agreement dated September 30, 2003 between the Company and CAC Warehouse Funding Corporation II.

4(f)(55)	11	Back-Up Servicing Agreement dated September 30, 2003 among the Company, Systems & Services Technologies, Inc., Wachovia Capital Markets, LLC, and CAC Warehouse Funding Corporation II.

4(f)(68)	24	Amendment No. 5, dated February 10, 2006, to Loan and Security Agreement dated as of September 30, 2003 among the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, Variable Funding Capital Corporation, Wachovia Capital Markets, LLC, and Systems & Services Technologies, Inc., as amended, and agreements related thereto.

4(f)(69)	24	Third Amended and Restated Security Agreement, dated February 7, 2006, between the Company, certain subsidiaries of the Company and Comerica Bank, as agent for the Banks.

4(f)(70)	25	First Amended and Restated Loan and Security Agreement, dated February 15, 2006, between the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., Variable Funding Capital Corporation, Wachovia Capital Markets, LLC, and Systems & Services Technologies, Inc., and agreements related thereto.

4(f)(71)	27	Indenture dated April 18, 2006 between Credit Acceptance Auto Dealer Loan Trust 2006-1 and JPMorgan Chase Bank, N.A.

4(f)(72)	27	Sale and Servicing Agreement dated April 18, 2006 among the Company, Credit Acceptance Auto Dealer Loan Trust 2006-1, Credit Acceptance Funding LLC 2006-1, JPMorgan Chase Bank, N.A., and Systems & Services Technologies, Inc.

4(f)(73)	27	Backup Servicing Agreement dated April 18, 2006 among the Company, Credit Acceptance Funding LLC 2006-1, Credit Acceptance Auto Dealer Loan Trust 2006-1, Systems & Services Technologies, Inc., Radian Asset Assurance Inc., XL Capital Assurance Inc. and JPMorgan Bank, N.A.

4(f)(74)	27	Amended and Restated Trust Agreement dated April 18, 2006 between Credit Acceptance Funding LLC 2006-1 and U.S. Bank Trust National Association

4(f)(75)	27	Contribution Agreement dated April 18, 2006 between the Company and Credit Acceptance Funding LLC 2006-1.

4(f)(77)	28	Certificate Funding Agreement, dated September 20, 2006, between the Company, Credit Acceptance Residual Funding LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC, and Wachovia Capital Markets, LLC, and agreements related thereto.

4(f)(78)	29	Indenture dated November 21, 2006 between Credit Acceptance Auto Dealer Loan Trust 2006-2 and Deutsche Bank Trust Company Americas.

4(f)(79)	29	Sale and Servicing Agreement dated November 21, 2006 among the Company, Credit Acceptance Auto Dealer Loan Trust 2006-2, Credit Acceptance Funding LLC 2006-2, Deutsche Bank Trust Company Americas, N.A., and Systems & Services Technologies, Inc .

Exhibit
No.		Description
4(f)(80)	29	Backup Servicing Agreement dated November 21, 2006 among the Company, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Auto Dealer Loan Trust 2006-2, Systems & Services Technologies, Inc., Radian Asset Assurance Inc., XL Capital Assurance Inc. and Deutsche Bank Trust Company Americas.

4(f)(81)	29	Amended and Restated Trust Agreement dated November 21, 2006 between Credit Acceptance Funding LLC 2006-2 and U.S. Bank Trust National Association.

4(f)(82)	29	Contribution Agreement dated November 21, 2006 between the Company and Credit Acceptance Funding LLC 2006-2.

4(f)(83)	29	Intercreditor Agreement dated November 21, 2006 among the Company, CAC Warehouse Funding Corporation II, Credit Acceptance Auto Dealer Loan Trust 2006-2, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Auto Dealer Loan Trust 2006-1, Credit Acceptance Funding LLC 2006-1, Wachovia Capital Markets, LLC, as agent, The Bank of New York (as successor-in-interest to the corporate trust business of JPMorgan Chase Bank, N.A.), as agent, Deutsche Bank Trust Company Americas, as agent, and Comerica Bank, as agent.

4(f)(84)	32	Amendment No. 1, dated July 24, 2006, to First Amended and Restated Loan and Security Agreement dated as of February 15, 2006 among the Company, CAC Warehouse Funding Corporation II, Wachovia Capital Markets, LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC, Park Avenue Receivables Company LLC and JPMorgan Chase Bank, N.A

4(f)(85)	32	Amendment No. 2, dated August ___, 2006, to First Amended and Restated Loan and Security Agreement dated as of February 15, 2006 among the Company, Wachovia Capital Markets, LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC, Park Avenue Receivables Company LLC and JPMorgan Chase Bank, N.A.

4(f)(86)	30	Amendment No. 3, dated February 14, 2007 to First Amended and Restated Loan and Security Agreement dated as of February 15, 2006 among the Company, CAC Warehouse Funding Corporation II, Wachovia Capital Markets, LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC, Park Avenue Receivables Company LLC and JPMorgan Chase Bank, N.A.

4(g)(2)	2	Intercreditor Agreement dated as of December 15, 1998 among Comerica Bank, as Collateral Agent, and various lenders and note holders

4(g)(5)	4	First Amendment dated as of March 30, 2001 to the Intercreditor Agreement dated as of December 14, 1998 among Comerica Bank, as Collateral Agent, and various lenders and note holders

Note:		Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted there under does not exceed 10% of the Company’s consolidated assets, and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request

10(d)(9)	10	Form of Servicing Agreement as of April 2003.

10(f)(4)*	3	Credit Acceptance Corporation 1992 Stock Option Plan, as amended and restated May 1999

10(g)(2)*	4	Employment agreement for Keith P. McCluskey, Chief Marketing Officer, dated April 19, 2001

10(p)	7	Credit Acceptance Corporation Director Stock Option Plan

10(q)*	12	Credit Acceptance Corporation Incentive Compensation Plan, effective April 1, 2004

10(q)(2)*	18	Form of Restricted Stock Grant Agreement

10(q)(3)*	19	Incentive Compensation Bonus Formula for 2005

10(q)(4)*	31	Form of Restricted Stock Grant Agreement dated February 22, 2007.

10(q)(5)*	31	Credit Acceptance Corporation Restricted Stock Unit Award Agreement dated February 22, 2007.

21(1)(a)	32	Schedule of Credit Acceptance Corporation Subsidiaries

23(a)	32	Consent of Grant Thornton LLP

31(a)	32	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31(b)	32	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

Exhibit
No.		Description
32(a)	32	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	32	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory contracts and arrangements.

1	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.

2	Previously filed as an exhibit to the Company’s Form 10-K Annual Report for the year ended December 31, 1998, and incorporated herein by reference.

3	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

4	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.

5	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001, and incorporated herein by reference.

6	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001, and incorporated herein by reference.

7	Previously filed as an exhibit to the Company’s Form 10-K Annual Report for the year ended December 31, 2001, and incorporated herein by reference.

8	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

9	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

10	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

11	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.

12	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

13	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated August 25, 2004, and incorporated herein by reference.

14	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

15	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2004, and incorporated herein by reference.

16	Previously filed as an exhibit to the Company Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference.

17	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 9, 2005, and incorporated herein by reference.

18	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 24, 2005, and incorporated herein by reference.

19	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated March 29, 2005, and incorporated herein by reference.

20	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

21	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated June 24, 2005, as amended, and incorporated herein by reference.

22	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

23	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2005, and incorporated herein by reference.

24	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 7, 2006, and incorporated herein by reference.

25	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 15, 2006, and incorporated herein by reference.

26	Previously filed as an exhibit to the Company’s Form 10-K Annual Report for the year ended December 31, 2005, and incorporated herein by reference.

27	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 18, 2006, and incorporated herein by reference.

28	Previously filed as an exhibit to the Company’s Current Report on form 8-K, dated September 20, 2006, and incorporated herein by reference.

29	Previously filed as an exhibit to the Company’s Current Report on form 8-K, dated November 21, 2006, and incorporated herein by reference.

30	Previously filed as an exhibit to the Company’s Current Report on form 8-K, dated February 9, 2007, and incorporated herein by reference.

31	Previously filed as an exhibit to the Company’s Current Report on form 8-K, dated February 28, 2007, and incorporated herein by reference.

32	Filed herewith.