Form 10-Q
period 2007-03-31
CREDIT ACCEPTANCE CORPORATION
filed 2007-04-30
CIK 885550

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

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

The number of shares of Common Stock, par value $0.01, outstanding on April 25, 2007 was 30,294,017.

================================================================================

                                TABLE OF CONTENTS

                         PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Income Statements - Three
        months ended March 31, 2007 and 2006                                  1

        Consolidated Balance Sheets - As
        of March 31, 2007 and December 31, 2006                               2

        Consolidated Statements of Cash
        Flows - Three months ended March 31, 2007 and 2006                    3

        Notes to Consolidated Financial Statements                            4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                  17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISKS                                                         26

ITEM 4. CONTROLS AND PROCEDURES                                              26

                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    27

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          28

ITEM 6. EXHIBITS                                                             28

SIGNATURES                                                                   29

INDEX OF EXHIBITS                                                            30

                         PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

(Dollars in thousands, except per share data)           THREE MONTHS ENDED
                                                             MARCH 31,
                                                  ----------------------------
                                                      2007             2006
                                                  ------------    ------------
REVENUE:
   Finance charges                                $     51,413    $     46,007
   License fees                                             82           2,897
   Other income                                          5,856           4,122
                                                  ------------    ------------
       Total revenue                                    57,351          53,026
                                                  ------------    ------------

COSTS AND EXPENSES:
   Salaries and wages                                   11,861          10,594
   General and administrative                            5,967           6,765
   Sales and marketing                                   4,472           4,359
   Provision for credit losses                           3,873             524
   Interest                                              8,471           3,574
   Other expense                                            25              82
                                                  ------------    ------------
       Total costs and expenses                         34,669          25,898
                                                  ------------    ------------
Operating income                                        22,682          27,128
   Foreign currency gain                                     4               5
                                                  ------------    ------------
Income from continuing operations before
     provision for income taxes                         22,686          27,133
   Provision for income taxes                            7,299           9,928
                                                  ------------    ------------
Income from continuing operations                       15,387          17,205
                                                  ------------    ------------

Discontinued operations
   Loss from discontinued United
      Kingdom operations                                   (38)            (13)
   Credit for income taxes                                 (11)             (5)
                                                  ------------    ------------
   Loss on discontinued operations                         (27)             (8)
                                                  ------------    ------------
Net income                                        $     15,360    $     17,197
                                                  ============    ============

Net income per common share:
   Basic                                          $       0.51    $       0.48
                                                  ============    ============
   Diluted                                        $       0.49    $       0.45
                                                  ============    ============

Income from continuing operations
   per common share:
   Basic                                          $       0.51    $       0.48
                                                  ============    ============
   Diluted                                        $       0.49    $       0.45
                                                  ============    ============

Loss from discontinued operations
   per common share:
   Basic                                          $      (0.00)   $      (0.00)
                                                  ============    ============
   Diluted                                        $      (0.00)   $      (0.00)
                                                  ============    ============

Weighted average shares outstanding:
   Basic                                            30,054,349      36,146,994
   Diluted                                          31,283,695      38,609,257

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)                    AS OF
                                                        ------------------------
                                                         MARCH 31,   DECEMBER 31,
                                                           2007          2006
                                                        (UNAUDITED)
                                                        -----------  -----------
                                    ASSETS:

   Cash and cash equivalents                             $     299    $   8,528
   Restricted cash and cash equivalents                     54,302       45,609
   Restricted securities available for sale                  3,878        3,564

   Loans receivable (including $18,886 and $23,038
    from affiliates as of March 31, 2007 and
    December 31, 2006, respectively)                       835,850      754,571
   Allowance for credit losses                            (128,249)    (128,791)
                                                         ---------    ---------
       Loans receivable, net                               707,601      625,780
                                                         ---------    ---------

   Property and equipment, net                              16,402       16,203
   Income taxes receivable                                  14,925       11,734
   Other assets                                             15,464       13,795
                                                         ---------    ---------
       Total Assets                                      $ 812,871    $ 725,213
                                                         =========    =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
   Accounts payable and accrued liabilities              $  84,075    $  78,294
   Line of credit                                           36,900       38,400
   Secured financing                                       401,797      345,144
   Mortgage note and capital lease obligations               8,301        8,631
   Deferred income taxes, net                               54,941       44,397
                                                         ---------    ---------
       Total Liabilities                                   586,014      514,866
                                                         ---------    ---------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized, none issued                             --           --
   Common stock, $.01 par value, 80,000,000 shares
    authorized, 30,291,517 and 30,179,959 shares
    issued and outstanding as of March 31, 2007 and
    December 31, 2006, respectively                            303          302
   Paid-in capital                                           2,055          828
   Retained earnings                                       224,524      209,253
   Accumulated other comprehensive loss, net of tax of
    $14 and $19 at March 31, 2007 and
    December 31, 2006, respectively                            (25)         (36)
                                                         ---------    ---------
       Total Shareholders' Equity                          226,857      210,347
                                                         ---------    ---------
       Total Liabilities and Shareholders' Equity        $ 812,871    $ 725,213
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands)                                 THREE MONTHS ENDED
                                                            MARCH 31,
                                                     ----------------------
                                                       2007         2006
                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  15,360    $  17,197
   Adjustments to reconcile cash provided by
    operating activities:
     Provision for credit losses                         3,873          524
     Depreciation                                        1,048        1,270
     Loss on retirement of property and equipment           66           38
     Provision for deferred income taxes                10,544        5,821
     Stock-based compensation                              437         (158)
   Change in operating assets and liabilities:
     Accounts payable and accrued liabilities            5,692        6,163
     Income taxes receivable                            (2,732)       3,291
     Other assets                                       (1,527)      (1,069)
                                                     ---------    ---------
        Net cash provided by operating activities       32,761       33,077
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in restricted cash and cash
    equivalents                                         (8,693)      (2,190)
   Purchases of restricted securities available
    for sale                                              (504)        (198)
   Proceeds from sale of restricted securities
    available for sale                                      --          148
   Maturities of restricted securities available
    for sale                                               201           --
   Principal collected on loans receivable             160,972      147,788
   Advances to dealers and accelerated payments
    of dealer holdback                                (212,052)    (156,646)
   Purchases of consumer loans                         (14,124)      (3,335)
   Payments of dealer holdback                         (20,620)     (17,644)
   Net change in floorplan receivables, notes
    receivable and lines of credit                          --        1,746
   Purchases of property and equipment                  (1,262)        (391)
                                                     ---------    ---------
        Net cash used in investing activities          (96,082)     (30,722)
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit                     156,900      103,630
   Repayments under line of credit                    (158,400)     (38,000)
   Proceeds from secured financing                     155,500       75,000
   Repayments of secured financing                     (98,847)     (44,000)
   Principal payments under mortgage note
    and capital lease obligations                         (381)        (368)
   Repurchase of common stock                               --     (104,862)
   Proceeds from stock options exercised                   332        1,072
                                                     ---------    ---------
     Net cash provided by (used in) financing
      activities                                        55,104       (7,528)
                                                     ---------    ---------
     Effect of exchange rate changes on cash               (12)           3
                                                     ---------    ---------
   Net decrease in cash and cash equivalents            (8,229)      (5,170)
   Cash and cash equivalents, beginning of period        8,528        7,090
                                                     ---------    ---------
   Cash and cash equivalents, end of period          $     299    $   1,920
                                                     =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest          $   7,991    $   2,915
   Cash paid during the period for income taxes            332          763

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
   Property and equipment acquired through capital
    lease obligations                                $      51    $      --
   Issuance of restricted stock, net of forfeitures  $       1    $       1

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006 for Credit Acceptance Corporation (the "Company" or "Credit Acceptance"). Certain prior period amounts have been reclassified to conform to the current presentation.

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

     Credit Acceptance was founded to collect retail installment contracts (referred to as "Consumer Loans") originated by automobile dealerships owned by the Company's founder, majority shareholder, and current Chairman, Donald Foss. During the 1980s, the Company began to market this service to non-affiliated dealers and, at the same time, began to offer dealers a non-recourse cash payment (referred to as an "advance") against anticipated future collections on Consumer Loans serviced for that dealer. Today, the Company's program is offered to dealers throughout the United States. The Company refers to dealers who participate in its program and who share its commitment to changing consumers' lives as "dealer-partners".

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

                                   (UNAUDITED)

2.   SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

     For accounting purposes, the transactions described above are not considered to be loans to consumers. Instead, the Company's accounting reflects that of a lender to the dealer-partner. This classification for accounting purposes is primarily a result of (i) the dealer-partner's financial interest in the Consumer Loan and (ii) certain elements of the Company's legal relationship with the dealer-partner. The cash amount advanced to the dealer-partner (the "Dealer Loan") is recorded as an asset on the Company's balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the amount recorded in Loans receivable.

     A small percentage of Consumer Loans in the United States are assigned to the Company in exchange for a single payment. Because the dealer-partner does not retain a financial interest in loans acquired in this manner, these loans are considered to be purchased loans ("Purchased Loans") for accounting purposes.

     The Company is organized into two primary business segments: United States and Other. The Other segment consists of a number of discontinued businesses including a United Kingdom automobile financing business, an automobile leasing business, a Canadian automobile financing business, and a business offering secured lines of credit and floorplan financing products. As of March 31, 2007, substantially all of the Company's capital was invested in the United States business segment.

     The Company's business is seasonal with peak Consumer Loan acceptances occurring during the first quarter of the year. However, this seasonality does not have a material impact on the Company's interim results.

ACCOUNTING POLICIES

     Finance Charges. The Company recognizes finance charge income in a manner consistent with the provisions of the American Institute of Certified Public Accountant's Statement of Position ("SOP") 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires the Company to recognize finance charges under the interest method such that revenue is recognized on a level-yield basis based upon forecasted cash flows. As the forecasted cash flows change, the Company adjusts the yield upwards for positive changes and recognizes impairment for negative changes in the current period.

     Buyers Vehicle Protection Plan, Inc. ("BVPP"), a wholly owned subsidiary of the Company, has relationships with third party vehicle service contract administrators ("TPAs") whereby the TPAs process claims on vehicle service contracts underwritten by third party insurers. BVPP receives a commission for all such vehicle service contracts sold by its dealer-partners where the vehicle service contract is financed by the Company, and does not bear any risk of loss for claims covered on these third party service contracts. The commission is included in the purchase price of the vehicle service contract included in the Consumer Loan. The Company advances to dealer-partners an amount based on the purchase price of the vehicle service contract on Consumer Loans accepted by the Company that include vehicle service contracts. The Company recognizes the commission received from the TPAs for contracts financed by the Company as part of finance charges on a level-yield basis based upon forecasted cash flows. Commissions on contracts not financed by the Company are recognized as finance charge income at the time the commissions are received. The Company's agreements with two of its TPA's allow the Company to receive profit sharing payments depending upon the performance of the vehicle service contract programs. Profit sharing payments are received once a year, if eligible. Profit sharing payments are not estimable and therefore revenue related to these payments is recognized in the period the payments are received.

     BVPP allows dealer-partners to offer a Guaranteed Asset Protection ("GAP") product to consumers that is underwritten by a third party. GAP provides the consumer protection by paying the difference between the loan balance and the consumer's insurance coverage in the event the vehicle is totaled or stolen. The dealer-partner typically includes the purchase price of GAP in the Consumer Loan. The Company receives a fee for every GAP product sold by its dealer-partners. The Company advances to dealer-partners an amount based on the purchase price of the GAP product on Consumer Loans accepted by the Company that include GAP. The Company recognizes the fee as part of finance charges on a level-yield basis based upon forecasted cash flows. The Company is eligible to receive profit sharing payments depending on the performance of the GAP products sold. Profit sharing payments from the third party are received once a year, if eligible. Profit sharing payments are not estimable and therefore revenue related to these payments is recognized in the period the payments are received.

                                   (UNAUDITED)

2.   SIGNIFICANT ACCOUNTING POLICIES - (CONCLUDED)

     The Company charges dealer-partners a per month license fee for access to its patented internet-based Credit Approval Processing System ("CAPS"). In accordance with GAAP, this fee has historically been recorded as revenue in the month the fee is charged. Based on feedback received from field sales personnel and dealer-partners, the Company concluded that the way this fee was charged was a significant factor driving higher than desired dealer-partner attrition. Effective January 1, 2007, the Company implemented a change designed to positively impact dealer-partner attrition. The Company will continue to charge a monthly fee of $599 but, instead of collecting the license fee in the current period, the Company will collect the license fee from future dealer holdback payments and recognize it as finance charges over the life of the Dealer Loans.

     Loans Receivable and Allowance for Credit Losses. The Company records the amount advanced to the dealer-partner as a Dealer Loan. The Dealer Loan is increased as revenue is recognized and decreased as collections are received. The Company follows an approach similar to the provisions of SOP 03-3 in determining its allowance for credit losses. Consistent with SOP 03-3, an allowance for credit losses is maintained at an amount that reduces the net asset value (Dealer Loan balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the inception of the Dealer Loan. This allowance is calculated on a dealer-partner by dealer-partner basis. The discounted value of future cash flows is comprised of estimated future collections on the Consumer Loans, less any estimated dealer holdback payments. The Company writes off Dealer Loans once there are no forecasted future collections on any of the associated Consumer Loans.

     In estimating future collections and dealer holdback payments for each dealer-partner, the Company considers: (i) a dealer-partner's actual collection data on a static pool basis and (ii) the Company's historical collection experience. The Company's collection forecast for each dealer-partner is updated monthly and considers the most recent static pool data available for each dealer-partner and the Company's entire portfolio of Consumer Loans.

     Cash flows from any individual Dealer Loan are often different than estimated cash flows at Dealer Loan inception. If such difference is favorable, the difference is recognized into income over the remaining life of the Dealer Loan through a yield adjustment. If such difference is unfavorable, an allowance for credit losses is established and a corresponding provision for credit losses is recorded as a current period expense. Because differences between estimated cash flows at inception and actual cash flows occur often, an allowance is required for a significant portion of the Company's Dealer Loan portfolio. An allowance for credit losses does not necessarily indicate that a Dealer Loan is unprofitable, and in recent years, very seldom are cash flows from a Dealer Loan insufficient to repay the initial amounts advanced to the dealer-partner.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of implementation of FIN 48 was approximately a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a decrease in the January 1, 2007 balance of retained earnings.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically exempted from the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is not yet able to quantify the impact of SFAS 159, if adopted, on the Company's consolidated financial statements.

                                   (UNAUDITED)

3.   LOANS RECEIVABLE

A summary of changes in Loans receivable is as follows (in thousands):

                                      THREE MONTHS ENDED MARCH 31, 2007
                              -------------------------------------------------
                                DEALER      PURCHASED       OTHER
                                LOANS         LOANS         LOANS       TOTAL
                              ----------   ------------    --------   ---------
Balance, beginning of period  $  724,093   $     29,926    $    552   $ 754,571
New loans (1)                    212,052         14,124          --     226,176
Dealer holdback payments          20,620             --          --      20,620
Net cash collections on loans    154,634)        (6,741)         --    (161,375)
Write-offs                        (4,155)          (150)         --      (4,305)
Recoveries                            --             12          --          12
Net change in floorplan
 receivables, notes
 receivable, and lines of             --             --          46          46
credit
Other                                 --             --          93          93
Currency translation                  12             --          --          12
                              ----------   ------------    --------   ---------
Balance, end of period        $  797,988   $     37,171    $    691   $ 835,850
                              ==========   ============    ========   =========


                                      THREE MONTHS ENDED MARCH 31, 2006
                              ------------------------------------------------
                                DEALER      PURCHASED      OTHER
                                LOANS         LOANS        LOANS       TOTAL
                              ----------   ------------   --------   ---------
Balance, beginning of period  $  675,692   $     16,486   $   2,761   $ 694,939
New loans (1)                    156,646          3,335          --     159,981
Dealer holdback payments          17,644             --          --      17,644
Net cash collections on loans   (145,501)        (2,848)         --    (148,349)
Write-offs                        (1,255)           (62)         --      (1,317)
Recoveries                            --             36          --          36
Net change in floorplan
 receivables, notes
  receivable, and lines of            --             --      (1,711)     (1,711)
  credit
Other                                 --             --         161         161
Currency translation                  (3)            --          --          (3)
                              ----------   ------------   ---------   ---------
Balance, end of period        $  703,223   $     16,947   $   1,211   $ 721,381
                              ==========   ============   =========   =========


A summary of changes in the Allowance for credit losses is as follows (in thousands):

                                      THREE MONTHS ENDED MARCH 31, 2007
                              ------------------------------------------------
                                DEALER      PURCHASED      OTHER
                                LOANS         LOANS        LOANS       TOTAL
                              ----------   ------------   --------   ---------
Balance, beginning of period  $  127,881   $       910    $     --   $  128,791
Provision for credit
 losses (2)                        3,451           286          --        3,737
Write-offs                        (4,155)         (150)         --       (4,305)
Recoveries                            --            12          --           12
Currency translation                  14            --          --           14
                              ----------   -----------    --------   ----------
Balance, end of period        $  127,191   $     1,058    $     --   $  128,249
                              ==========   ===========    ========   ==========


                                      THREE MONTHS ENDED MARCH 31, 2006
                              -------------------------------------------------
                                DEALER      PURCHASED       OTHER
                                LOANS         LOANS         LOANS       TOTAL
                              ----------   ------------    --------   ---------
Balance, beginning of period  $  130,722   $        689    $    --    $131,411
Provision for credit
 losses (3)                           78            408         --         486
Write-offs                        (1,255)           (62)        --      (1,317)
Recoveries                            --             36         --          36
Currency translation                  (2)            --         --          (2)
                              ----------   ------------    -------    ---------
Balance, end of period        $  129,543   $      1,071    $    --    $130,614
                              ==========   ============    =======    =========

(1) New Dealer Loans includes advances to dealer-partners and accelerated payments of dealer holdback.

(2) Does not include a provision for credit losses of $136 related to other items.

(3) Does not include a provision for credit losses of $38 on license fees receivable and other items.

                                   (UNAUDITED)

4.   DEBT

     The Company and its subsidiaries currently utilize four primary sources of debt financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) a revolving secured warehouse facility with institutional investors; (iii) Rule 144A asset backed secured borrowings with qualified institutional investors; and (iv) a residual credit facility. General information for each of the outstanding financing transactions is as follows (dollars in thousands):

                     ISSUE            MATURITY  FINANCING INTEREST RATE AT
      FINANCINGS    NUMBER CLOSE DATE   DATE      AMOUNT   MARCH 31, 2007
------------------- ------ ---------- --------- --------- ----------------
Revolving Line of   n/a    February   June 20,  $135,000  Either Eurodollar
Credit                     7, 2006    2008                rate plus 130 basisthe
                                                          prime points (6.61%)
                                                          or rate (8.25%)

Revolving Secured   2003-2 February   February  $325,000  Commercial paper rate
Warehouse Facility*        14, 2007   13, 2008            plus 65 basis points
                                                          (6.00%)

Term ABS 144A       2006-1 April 18,  n/a**     $100,000  Fixed rate (5.36%)
2006-1*                    2006

Term ABS 144A       2006-2 November   n/a***    $100,000  Fixed rate (5.38%)
2006-2*                    21, 2006

Residual Credit     2006-3 September  September $ 50,000  LIBOR or the
Facility*                  20, 2006   19, 2007            commercial paper rate
                                                          plus 145 basis points
                                                          (6.79%)


*    Financing made available only to a specified subsidiary of the Company.

**   The total expected term of this facility is 15 months.

***  The total expected term of this facility is 22 months.

Additional information related to the amounts outstanding on each facility is as follows (dollars in thousands):

                                                      FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------------
                                                        2007            2006
                                                      ---------       ---------
REVOLVING LINE OF CREDIT
    Maximum outstanding balance                       $  63,100       $ 101,900
    Weighted average outstanding balance                 42,300          58,600

REVOLVING SECURED WAREHOUSE FACILITY
    Maximum outstanding balance                       $ 264,000       $ 150,500
    Weighted average outstanding balance                216,500         111,000

                                   (UNAUDITED)

4.   DEBT - (CONTINUED)

                                          AS OF MARCH 31,      AS OF DECEMBER 31,
                                               2007                   2006
                                          ---------------      -----------------
REVOLVING LINE OF CREDIT
   Balance outstanding                    $        36,900      $          38,400
   Letter(s) of credit                                400                    900
   Amount available for borrowing (1)              97,700                 95,740
   Interest rate                                     6.61%                  7.06%

REVOLVING SECURED WAREHOUSE FACILITY
   Balance outstanding                    $       264,000      $         171,000
   Amount available for borrowing                  61,000                154,000
   Contributed Dealer Loans                       367,150                249,247
   Interest rate                                     6.00%                  6.00%

TERM ABS 144A 2006-1
   Balance outstanding                    $        37,797               $ 74,144
   Contributed Dealer Loans                        93,178                115,664
   Interest rate                                     5.36%                  5.36%

TERM ABS 144A 2006-2
   Balance outstanding                    $       100,000      $         100,000
   Contributed Dealer Loans                       125,076                125,178
   Interest rate                                     5.38%                  5.38%

RESIDUAL CREDIT FACILITY
   Balance outstanding                    $            --      $              --
   Contributed Dealer Loans                            --                     --
   Interest rate                                     6.79%                  6.80%


(1) Represents amount available under terms of the agreement. As of March 31, 2007, the borrowing base limitation restricts the Company's borrowing ability under the line of credit to $90.9 million. Due to this borrowing base restriction, the amount available for borrowing was $53.6 million as of March 31, 2007.

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

SECURED FINANCING

     The Company's wholly-owned subsidiary, CAC Warehouse Funding Corp. II ("Warehouse Funding" or "2003-2"), has a revolving secured financing facility with institutional investors. Under the facility, Warehouse Funding may receive 80% of the net book value of the contributed Dealer Loans in financing when the Company conveys Dealer Loans to Warehouse Funding for cash and equity in Warehouse Funding. Warehouse Funding will in turn pledge the Dealer Loans as collateral to the institutional investors to secure loans that will fund the cash portion of the purchase price of the Dealer Loans. In addition to the maturity of the facility, there is a requirement that certain amounts outstanding under the facility be refinanced within 360 days of the most recent renewal. This financing occurred on April 12, 2007. If the refinancing had not occurred the transaction would have ceased to revolve, would amortize as collections were received and, at the option of the institutional investors, would have been subject to acceleration and foreclosure. Although Warehouse Funding will be liable for any secured financing under the facility, the financing is non-recourse to the Company, even though Warehouse Funding and the Company are consolidated for financial reporting purposes.

                                   (UNAUDITED)

4.   DEBT - (CONTINUED)

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

     The Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2006-1 ("Funding 2006-1"), completed a secured financing transaction in which Funding 2006-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2006-1, Dealer Loans having a net book value of approximately $133.5 million to Funding 2006-1, which, in turn, conveyed the Dealer Loans to a trust that issued $100.0 million in notes to qualified institutional investors. A primary and backup financial insurance policy has been issued in connection with the transaction. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes were rated "Aaa" by Moody's Investor Services and "AAA" by Standard & Poor's Rating Services. The proceeds of the initial conveyance to Funding 2006-1 were used by the Company to purchase Dealer Loans, on an arm's-length basis, from Warehouse Funding. Through October 16, 2006, the Company conveyed additional Dealer Loans to Funding 2006-1, which were then conveyed by Funding 2006-1 to the trust. After October 16, 2006, the debt outstanding under this facility began to amortize. The secured financing creates loans for which the trust is liable and which are secured by all the assets of the trust. Such loans are non-recourse to the Company, even though the trust, Funding 2006-1 and the Company are consolidated for financial reporting purposes. As Funding 2006-1 is organized as a separate legal entity from the Company, assets of Funding 2006-1 (including the conveyed Dealer Loans) are not available to satisfy the general obligations of the Company. The expected annualized cost of the secured financing, including underwriter's fees, the insurance premiums and other costs is approximately 8.1%. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of such collections, except for a limited right in its capacity as Servicer to exercise a "clean-up call" option to purchase Dealer Loans from Funding 2006-1 under certain specified circumstances. Alternatively, when the trust's underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, remaining collections would be paid over to Funding 2006-1 as the sole beneficiary of the trust where they would be available to be distributed to the Company as the sole member of Funding 2006-1.

     The Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2006-2 ("Funding 2006-2"), completed a secured financing transaction in which Funding 2006-2 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2006-2, Dealer Loans having a net book value of approximately $125.6 million to Funding 2006-2, which, in turn, conveyed the Dealer Loans to a trust that issued $100.0 million in notes to qualified institutional investors. A primary and backup financial insurance policy has been issued in connection with the transaction. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes were rated "Aaa" by Moody's Investor Services and "AAA" by Standard & Poor's Rating Services. The proceeds of the initial conveyance to Funding 2006-2 were used by the Company to purchase Dealer Loans, on an arm's-length basis, from Warehouse Funding. Through November 16, 2007, the Company may be required, and is likely to convey, additional Dealer Loans to Funding 2006-2, which will be conveyed by Funding 2006-2 to the trust. After November 16, 2007, the debt outstanding under this facility will begin to amortize. The secured financing creates loans for which the trust is liable and which are secured by all the assets of the trust. Such loans are non-recourse to the Company, even though the trust, Funding 2006-2 and the Company are consolidated for financial reporting purposes. As Funding 2006-2 is organized as a separate legal entity from the Company, assets of Funding 2006-2 (including the conveyed Dealer Loans) are not available to satisfy the general obligations of the Company. The expected annualized cost of the secured financing, including underwriter's fees, the insurance premiums and other costs is approximately 7.4%. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of such collections, except for a limited right in its capacity as Servicer to exercise a "clean-up call" option to purchase Dealer Loans from Funding 2006-2 under certain specified circumstances. Alternatively, when the trust's underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, remaining collections would be paid over to Funding 2006-2 as the sole beneficiary of the trust where they would be available to be distributed to the Company as the sole member of Funding 2006-2.

                                   (UNAUDITED)

4.   DEBT - (CONCLUDED)

     The Company's wholly-owned subsidiary, Credit Acceptance Residual Funding LLC ("Residual Funding"), has a $50.0 million secured credit facility with an institutional investor. This facility allows Residual Funding to finance its purchase of trust certificates from special purpose entities (the "Term SPEs") that purchased loans to dealer-partners under the Company's term securitization transactions. Historically, the Term SPEs' residual interests in Dealer Loans, represented by their trust certificates, have proven to have value that increases as their term securitization obligations amortize. The new facility enables the Term SPEs to realize and distribute to the Company up to 65% of that increase in value prior to the time the related term securitization senior notes are paid in full. Residual Funding's interests in Dealer Loans, represented by its purchased trust certificates, are subordinated to the interests of term securitization senior noteholders but the entire arrangement is non-recourse to the Company. As Residual Funding is organized as a separate legal entity from the Company, assets of Residual Funding, including purchased trust certificates, are not available to satisfy the general obligations of the Company, even though Residual Funding and the Company are consolidated for financial reporting purposes.

MORTGAGE LOAN

     The Company has a mortgage loan from a commercial bank that is secured by a first mortgage lien on the Company's headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There were $6.6 million and $6.8 million outstanding on this loan as of March 31, 2007 and December 31, 2006, respectively. The loan matures on June 9, 2009, bears interest at a fixed rate of 5.35%, and requires monthly payments of $92,156 and a balloon payment at maturity for the balance of the loan.

CAPITAL LEASE OBLIGATIONS

     As of March 31, 2007, the Company has various capital lease obligations outstanding for computer equipment, with monthly payments totaling $74,000. The total amount of capital lease obligations outstanding as of March 31, 2007 and December 31, 2006 was $1.7 million and $1.8 million, respectively. These capital lease obligations bear interest at rates ranging from 7.23% to 8.71% and have maturity dates between April 2007 and June 2010.

LETTERS OF CREDIT

     Letters of credit are issued by a commercial bank and reduce amounts available under the Company's line of credit. As of March 31, 2007, the Company had one letter of credit in the amount of $0.4 million. As of December 31, 2006, the Company had two letters of credit in the amount of $0.9 million. The letter of credit relates to reinsurance agreements. The letter of credit expires on May 26, 2007, at which time it will be automatically extended for the period of one year unless the Company is notified otherwise by the commercial bank.

DEBT COVENANTS

     As of March 31, 2007, the Company is in compliance with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of the Company's assets to debt and its earnings before interest, taxes and non-cash expenses to fixed charges. The covenants also limit the maximum ratio of the Company's debt to tangible net worth, and the Company must also maintain a specified minimum level of net worth, which may indirectly limit the payment of dividends on common stock.

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

                    As of March 31, 2007           As of December 31, 2006
               --------------------------------  ------------------------------
                Affiliated                       Affiliated
               Dealer Loan            % of       Dealer Loan           % of
                 balance          consolidated     balance         consolidated
               ------------       -------------  -----------       ------------
Affiliated
Dealer
Loan balance     $ 18,886             2.4%        $ 22,434             3.1%

                  For the Three Months ended        For the Three Months ended
                        March 31, 2007                    March 31, 2006
               ---------------------------------  ------------------------------
                 Affiliated                       Affiliated
               dealer-partner         % of      dealer-partner          % of
                  activity        consolidated     activity         consolidated
               --------------     ------------  --------------      ------------
Advances           $ 4,212            2.0%          $  6,099              3.9%

Affiliated
dealer-partner
revenue            $ 1,218            2.6%          $  1,594              3.7%

Dealer
holdback
payments           $   557            2.7%          $    389               2.2%

     Pursuant to an employment agreement with the Company's former President, Mr. McCluskey, dated April 19, 2001, the Company loaned Mr. McCluskey's dealerships $0.9 million. Obligations under this note, including all principal and interest, were paid in full on August 16, 2006. In addition, pursuant to the employment agreement, the Company loaned Mr. McCluskey approximately $0.5 million. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22% and is unsecured. The balance of the note including accrued but unpaid interest was approximately $0.6 million as of December 31, 2006.

     The Company paid for air transportation services provided by a company owned by the Company's majority shareholder and Chairman totaling $10,000 for the three months ended March 31, 2006. No such services were provided for the three months ended March 31, 2007.

     Beginning in 2002, entities owned by the Company's majority shareholder and Chairman began offering secured lines of credit to third parties in a manner similar to a program previously offered by the Company. In December of 2004, the Company's majority shareholder and Chairman sold his ownership interest in these entities; however he continues to have indirect control over these entities and has the right or obligation to reacquire the entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

                                   (UNAUDITED)

6.   INCOME TAXES

     A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                       ------------------------
                                        2007             2006
                                       -----            ------
U.S. federal statutory rate            35.0%            35.0%
State income taxes                      1.9              1.4
Other                                  (4.7)             0.2
                                       ----             ----
Effective tax rate                     32.2%            36.6%
                                       ====             ====

     The differences between the U.S. federal statutory rate and the Company's consolidated effective tax rate are primarily related to state income taxes and reserves for uncertain tax positions that are included in the provision for income taxes. The decrease in the effective tax rate to 32.2% for the three months ended March 31, 2007, from 36.6% for the same period in 2006 is primarily due to a decrease in the Company's reserve for uncertain tax positions recorded in the first quarter of 2007.

     The Company adopted FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized a $0.1 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effect of FIN 48 implementation, at the beginning of 2007, the Company had approximately $10.0 million of total gross unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate in future periods. During the quarter ended March 31, 2007, the Company recorded an additional increase in the unrecognized tax benefit of $0.5 million that resulted in total of $10.5 million of gross unrecognized benefit as of March 31, 2007.

     The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2001. Substantially all material state and local tax matters have been concluded for years through 2002 and foreign tax matters have been concluded through 2000. The federal income tax return for 2004 and 2005 is currently under examination. The examination began during the three months ended March 31, 2007 and the Company expects that it may not be completed by the end of 2007.

     The Company recognizes interest and penalties related to income tax matters in general and administrative expense. As of January 1, 2007, upon the FIN 48 implementation, the Company had approximately $2.1 million and $0.9 million of accrued interest and penalties, respectively, related to uncertain tax positions. During the quarter ended March 31, 2007, the Company recorded an additional $0.2 million of interest and $0.1 million of penalties related to uncertain tax matters.

                                   (UNAUDITED)

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

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                            ---------------------------
                                               2007             2006
                                            ----------       ----------
Weighted average common shares outstanding  30,054,349       36,146,994
Common stock equivalents                     1,229,346        2,462,263
                                            ----------       ----------
Weighted average common shares and common
  stock equivalents                         31,283,695       38,609,257
                                            ==========       ==========

There were no stock options that would be anti-dilutive for the three months ended March 31, 2007 and 2006.

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

     During the three months ended March 31, 2007, the Company granted 56,669 shares of restricted stock to employees and officers under the Incentive Plan, all of which vest over a three year period. During the three months ended March 31, 2007, 637 restricted stock shares vested. At March 31, 2007 and December 31, 2006, the Company had 202,626 and 146,028 shares of restricted stock outstanding, respectively. Shares available for future grants under the Incentive Plan totaled 497,303 at March 31, 2007.

     On February 22, 2007, the Compensation Committee approved an award of 300,000 restricted stock units to the Company's Chief Executive Officer, Brett
A. Roberts. Each restricted stock unit represents and has a value equal to one share of common stock of the Company. The restricted stock units will be earned over a five year period based upon the annual increase in the Company's adjusted economic profit. As a result of this grant, Mr. Roberts will not participate in other annual cash bonuses or annual restricted stock grants over the five year period. Any earned shares will be distributed to Mr. Roberts on February 22, 2014. The Company recognized $0.4 million of expense related to the award of restricted stock units to Mr. Roberts during the three months ended March 31, 2007.

     The Company recognized stock-based compensation expense of $0.4 million and $0.6 million for the three months ended March 31, 2007 and March 31, 2006, respectively, for outstanding restricted stock and restricted stock units. Stock-based compensation recognized for the three months ended March 31, 2007 included expenses related to the award of restricted stock units to Mr. Roberts.

                                   (UNAUDITED)

8.   BUSINESS SEGMENT INFORMATION

     The Company has two reportable business segments: United States and Other. The United States segment primarily consists of the Company's United States automobile financing business. The Other segment consists of the following: a United Kingdom automobile financing business, an automobile leasing business, a Canadian automobile financing business and a business that provided secured lines of credit and floorplan financing. The Company is currently liquidating all businesses classified in the Other segment.

     Selected segment information is set forth below (in thousands):

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                 -----------------------------
                                                   2007                  2006
                                                 --------              -------
Revenue:
   United States                                 $ 57,313              $ 53,042
   Other                                               38                   (16)
                                                 --------              --------
      Total revenue                              $ 57,351              $ 53,026
                                                 ========              ========

Income from continuing
   operations before
   provision for income taxes:
   United States                                 $ 22,691              $ 27,212
   Other                                               (5)                  (79)
                                                 --------              --------
      Total income from
      continuing operations
      before provision for
      income taxes                               $ 22,686              $ 27,133
                                                 ========              ========

                                        AS OF                       AS OF
                                   MARCH 31, 2007             DECEMBER 31, 2006
                                   --------------             -----------------
Segment Assets
   United States                   $      811,568             $         724,008
   Other                                    1,303                         1,205
                                   --------------             -----------------
      Total Assets                 $      812,871             $         725,213
                                   ==============             =================

9.   DEBT ISSUANCE COSTS

     As of March 31, 2007 and December 31, 2006, deferred debt issuance costs were $2.0 million (net of amortization expense of $5.1 million) and $3.0 million (net of amortization expense of $4.1 million), respectively. Expenses associated with the issuance of debt instruments are capitalized and amortized over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.

10.  COMPREHENSIVE INCOME

     The Company's comprehensive income for the three months ended March 31, 2007 and 2006 is set forth below (in thousands):

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                  ---------------------------
                                                    2007               2006
                                                  --------           --------
Net income                                        $ 15,360           $ 17,197
   Other comprehensive gain
   (loss), net of tax                                   11                (19)
                                                  --------           --------
Comprehensive income                              $ 15,371           $ 17,178
                                                  ========           ========

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
                                   (UNAUDITED)

11.  SUBSEQUENT EVENT

     On April 12, 2007, the Company's wholly-owned subsidiary, Credit Acceptance Funding LLC 2007-1 ("Funding 2007-1"), completed a secured financing transaction in which Funding 2007-1 received $100.0 million in financing. In connection with this transaction, the Company conveyed, for cash and the sole membership interest in Funding 2007-1, Dealer Loans having a net book value of approximately $125.7 million to Funding 2007-1, which, in turn, conveyed the Dealer Loans to a trust that issued $100.0 million in notes to qualified institutional investors bearing fixed interest rates of 5.32%. A primary financial insurance policy has been issued in connection with the transaction that guarantees the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes were rated "Aaa" by Moody's Investor Services and "AAA" by Standard & Poor's Rating Services.

     The proceeds of the initial conveyance to Funding 2007-1 were used by the Company to purchase Dealer Loans, on an arm's-length basis, from Warehouse Funding. Through April 15, 2008, the Company may be required, and is likely, to convey additional Dealer Loans to Funding 2007-1, which will be conveyed by Funding 2007-1 to the trust. After April 15, 2008, the debt outstanding under this facility will begin to amortize. The total expected term of the facility is 24 months. The secured financing creates loans for which the trust is liable and which are secured by all the assets of the trust and of Funding 2007-1. Such loans are non-recourse to the Company, even though the trust, Funding 2007-1 and the Company are consolidated for financial reporting purposes.

     As Funding 2007-1 is organized as a separate legal entity from the Company, assets of Funding 2007-1 (including the conveyed Dealer Loans) are not available to satisfy the general obligations of the Company. The expected annualized cost of the secured financing, including underwriter's fees, the insurance premiums and other costs is approximately 7.2%. The Company receives a monthly servicing fee paid out of collections equal to 6% of the collections received with respect to the conveyed Dealer Loans. Except for the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in, any portion of such collections, except for a limited right in its capacity as Servicer to exercise a "clean-up call" option to purchase Dealer Loans from Funding 2007-1 under certain specified circumstances. Alternatively, when the trust's underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, remaining collections would be paid over to Funding 2007-1 as the sole beneficiary of the trust where they would be available to be distributed to the Company as the sole member of Funding 2007-1.

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

      A small percentage of Consumer Loans in the United States are assigned to the Company in exchange for a single payment. Because the dealer-partner does not retain a financial interest in loans acquired in this manner, these loans are considered to be Purchased Loans for accounting purposes.

      Critical success factors for the Company include access to capital and the ability to accurately forecast Consumer Loan performance. The Company's strategy for accessing the capital required to grow its business is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and
(iii) maintain multiple funding sources. The Company's funded debt to equity ratio is 2.0 to 1.0 at March 31, 2007. The Company currently funds its business through four primary sources of financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) a revolving secured warehouse facility with institutional investors; (iii) 144A asset backed securitizations with qualified institutional investors; and (iv) a residual credit facility.

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

CONSUMER LOAN PERFORMANCE

      Although the majority of loan originations are recorded in the Company's financial statements as Dealer Loans, each transaction starts with a loan from the dealer-partner to the individual purchasing the vehicle. Since the cash flows available to repay the Dealer Loans are generated, in most cases, from the underlying Consumer Loan, the performance of the Consumer Loans is critical to the Company's financial results. The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that have been realized as of March 31, 2007 for the United States business segment. Payments of dealer holdback and accelerated payments of dealer holdback are not included in the analysis of the initial advance paid to the dealer-partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

                                        As of March 31, 2007
                  --------------------------------------------------------------
  Year of          Forecasted                                      % of Forecast
Origination       Collection %      Advance %       Spread %         Realized
-----------       ------------      ---------       --------       -------------
   1997              58.4%            47.9%           10.5%            99.9%
   1998              67.4%            46.0%           21.4%            99.4%
   1999              72.4%            48.7%           23.7%            98.6%
   2000              72.9%            47.9%           25.0%            97.8%
   2001              67.8%            46.0%           21.8%            97.2%
   2002              70.8%            42.2%           28.6%            97.0%
   2003              74.3%            43.4%           30.9%            95.8%
   2004              74.1%            44.0%           30.1%            87.0%
   2005              74.0%            46.9%           27.1%            70.6%
   2006              71.0%            46.6%           24.4%            33.3%
   2007              69.1%            46.1%           23.0%             4.4%

      Accurately forecasting future collection rates is critical to the Company's success. The risk of a forecasting error declines as Consumer Loans age. For example, the risk of a material forecasting error for business written in 1999 is very small since 98.6% of the total amount forecasted has already been realized. In contrast, the Company's forecast for recent Consumer Loans is less certain. If the Company produces disappointing operating results, it will likely be because the Company overestimated future Consumer Loan performance. Although the Company believes its forecasted collection rates are as accurate as possible, there can be no assurance that the Company's estimates will be accurate or that Consumer Loan performance will be as expected.

     A wider spread between the forecasted collection rate and the advance rate reduces the Company's risk of credit losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of losses, but it does reduce the risk significantly. While the spread has decreased from 2003 to 2007, the Company believes it is still at a sufficient level to minimize the Company's risk of being able to recover the cash advance.

      The following table compares the Company's forecast of Consumer Loan collection rates as of March 31, 2007 with the forecast as of December 31, 2006:

                           March 31, 2007         December 31, 2006
Loan Origination Year  Forecasted Collection % Forecasted Collection %  Variance
---------------------  ----------------------- -----------------------  --------
         1997                   58.4%                   58.4%              0.0%
         1998                   67.4%                   67.5%             (0.1)%
         1999                   72.4%                   72.4%              0.0%
         2000                   72.9%                   73.0%             (0.1)%
         2001                   67.8%                   67.7%              0.1%
         2002                   70.8%                   70.7%              0.1%
         2003                   74.3%                   74.2%              0.1%
         2004                   74.1%                   73.9%              0.2%
         2005                   74.0%                   74.2%*            (0.2)%
         2006                   71.0%                   71.1%*            (0.1)%

     * The forecasted collection percentage amounts differ from those previously reported as they have been revised for a seasonality factor. The following table compares the Company's forecast of Consumer Loan collection rates as of March 31, 2007, with the forecast as of December 31, 2006 without the revised seasonality factors:


Loan Origination Year    March 31, 2007    December 31, 2006    Variance
---------------------    --------------    -----------------    --------
       2005                  74.2%              73.8%             0.4%
       2006                  71.9%              70.5%             1.4%

     Forecasted collection percentage amounts prior to 2005 are not impacted by the seasonality factor.

     Collection results for the 2007 first quarter were generally consistent with the Company's expectations.

      The Company modified its loan pricing model during the third quarter of 2006. As a result, the composition of new loan originations changed during the three months ended March 31, 2007 compared to the same period in 2006 as follows: (1) the average loan size was larger by 12.2%, (2) the average loan term increased from 34 to 40 months, (3) the projected return on capital has decreased by approximately 125 basis points, and (4) the average spread between the advance rate and the expected collection rate has decreased by approximately 300 basis points. The Company also increased its Consumer Loan unit volume by 26.3% and believes this higher volume was primarily due to the pricing modification.

      There were no other material changes in credit policy or pricing during 2007, other than routine changes designed to maintain profitability levels.

RESULTS OF OPERATIONS

                 Three Months Ended March 31, 2007 Compared to
                       Three Months Ended March 31, 2006

     The following is a discussion of the results of operations and income statement data for the Company on a consolidated basis.

(Dollars in thousands)              THREE                   THREE
                                    MONTHS                 MONTHS
                                    ENDED                   ENDED
                                   MARCH 31,      % OF    MARCH 31,    % OF
                                     2007        REVENUE    2006      REVENUE
                                  ------------  --------- --------- ------------
REVENUE:
      Finance charges             $     51,413      89.7% $ 46,007         86.7%
      License fees                          82       0.1     2,897          5.5
      Other income                       5,856      10.2     4,122          7.8
                                  ------------  --------  --------  -----------
        Total revenue                   57,351     100.0    53,026        100.0
COSTS AND EXPENSES:
      Salaries and wages                11,861      20.7    10,594         19.9
      General and administrative         5,967      10.4     6,765         12.8
      Sales and marketing                4,472       7.8     4,359          8.2
      Provision for credit losses        3,873       6.8       524          1.0
      Interest                           8,471      14.8     3,574          6.7
      Other expense                         25        --        82          0.2
                                  ------------  --------  --------  -----------
        Total costs and expenses        34,669      60.5    25,898         48.8
                                  ------------  --------  --------  -----------
Operating income                        22,682      39.5    27,128         51.2
      Foreign currency gain                  4        --         5           --
                                  ------------  --------  --------  -----------
Income from continuing operations
before provision for income taxes       22,686      39.5    27,133         51.2
      Provision for income taxes         7,299      12.7     9,928         18.7
                                  ------------  --------  --------  -----------
Income from continuing operations       15,387      26.8    17,205         32.5
                                  ------------  --------  --------  -----------
Discontinued operations
      Loss from discontinued
      United Kingdom operations            (38)       --       (13)          --
      Credit for income taxes              (11)       --        (5)          --
                                  ------------  --------  --------  -----------
      Loss on discontinued
      operations                           (27)       --        (8)          --
                                  ------------  --------  --------  -----------
Net income                        $     15,360      26.8% $ 17,197         32.5%
                                  ============  ========  ========  ===========
Net income per common share:
      Basic                       $       0.51                      $      0.48
                                  ============                      ===========
      Diluted                     $       0.49                      $      0.45
                                  ============                      ===========
Income from continuing
operations per common share:
      Basic                       $       0.51                      $      0.48
                                  ============                      ===========
      Diluted                     $       0.49                      $      0.45
                                  ============                      ===========
Loss from discontinued
operations per common share:
      Basic                       $      (0.00)                     $     (0.00)
                                  ============                      ===========
      Diluted                     $      (0.00)                     $     (0.00)
                                  ============                      ===========
Weighted average shares
outstanding:
      Basic                         30,054,349                       36,146,994
      Diluted                       31,283,695                       38,609,257

      For the three months ended March 31, 2007, net income decreased to $15.4 million, or $0.49 per diluted share, compared to $17.2 million, or $0.45 per diluted share, for the same period in 2006. The decrease in net income primarily reflects the following:

      - Interest expense increased $4.9 million primarily due to a 150.2% increase in the amount of average outstanding debt as a result of borrowings used to fund stock repurchases during 2006 and new Dealer Loan originations.

      - The provision for credit losses increased $3.3 million primarily due to an increase in the provision required to maintain the initial yield established at the inception of the Dealer Loan.

      - License fees decreased $2.8 million due to the change in the Company's methodology of collecting dealer-partners monthly CAPS fees. Effective January 1, 2007, the Company implemented a change designed to positively impact dealer-partner attrition. The Company will continue to charge a monthly fee of $599 but, instead of collecting and recognizing the license fee revenue in the current period, the Company will collect the license fee from future dealer-holdback payments and recognize it as finance charges over the life of the Dealer Loans.

      Partially offsetting these decreases to net income:

      - Finance charges increased to $51.4 million (11.8%) primarily due to a 15.6% increase in the average size of the combined Dealer and Purchased Loan portfolio as a result of an increase in the number of active dealer-partners, partially offset by a decrease in the number of transactions per dealer-partner. The increase was partially offset by an 86 basis point decrease in the combined average yield on Dealer and Purchased Loans primarily due to pricing changes implemented during the third quarter of 2006.

      - Other income increased to $5.9 million (42.1%) primarily due to profit sharing payments received from ancillary product providers during the first quarter of 2007.

      - General and administrative expenses decreased primarily due to increased accounting fees in the first quarter of 2006 related to the Company's restatement of its financial statements and a decrease in corporate legal expenses in the first quarter of 2007.

      - The Company's effective tax rate decreased from 36.6% to 32.2% primarily due to a decrease in the Company's reserve for uncertain tax positions recorded in the first quarter of 2007.

      Finance Charges. Finance charges increased to $51.4 million for the three months ended March 31, 2007 from $46.0 million for the same period in 2006 primarily due to a 15.6% increase in the average size of the combined Dealer and Purchased Loan portfolio as a result of an increase in the number of active dealer-partners, partially offset by a decrease in the number of transactions per dealer-partner. The increase was partially offset by an 86 basis point decrease in the combined average yield on Dealer and Purchased Loans primarily due to pricing changes implemented in the third quarter of 2006.

    The following table summarizes the changes in active dealer-partners and corresponding Consumer Loan unit volume for the three months ended March 31, 2007 and 2006:

                                              THREE MONTHS ENDED MARCH 31,
                                        ----------------------------------------
                                         2007                2006       % CHANGE
                                        ------              ------      --------
Consumer Loan unit volume               36,609              28,994        26.3%
Active dealer-partners (1)               1,910               1,491        28.1%
                                        ------              ------
Average volume per dealer-partner         19.2                19.4        -1.0%

Consumer Loan unit volume from
  dealer-partners active both
  periods                               24,319              23,830         2.1%
Dealer-partners active both
  periods                                1,021               1,021           0%
                                        ------              ------
Average volume per dealer-partner
  active both periods                     23.8                23.3         2.1%

Consumer Loan unit volume from
  new dealer-partners                    2,578               2,099        22.8%
New active dealer-partners (2)             321                 220        45.9%
                                        ------              ------
Average volume per new active
  dealer-partner                          8.0                 9.5       -15.8%

Attrition (3)                           -17.8%              -16.8%

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

      Dealer-partners that enroll in the Company's program have the option to pay an initial $9,850 enrollment fee or can defer their fee. Dealer-partners choosing the latter option agree to allow the Company to keep 50% of the first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after 100 Consumer Loans have been originated and assigned to the Company. While the Company will lose enrollment fee revenue on those dealer-partners choosing this option and not reaching 100 Consumer Loans or otherwise qualifying for a Portfolio Profit Express payment, the Company estimates that it will realize higher per dealer-partner enrollment fee revenue from those dealer-partners choosing this option and qualifying for a Portfolio Profit Express payment. Based on the historical average of Portfolio Profit Express payments, the Company expects average enrollment fee revenue per dealer-partner for those dealer-partners electing the deferred option and reaching 100 Consumer Loans will be approximately $13,000. Approximately 75% of the dealer-partners that enrolled during the first quarter of 2007 took advantage of the deferred enrollment option.

      License Fees. License fees decreased to $0.1 million for the three months ended March 31, 2007 from $2.9 million for the same period in 2006. License fees represent CAPS fees charged to dealer-partners on a monthly basis. The decrease is primarily due to a change in the Company's method of collecting the monthly CAPS fee. Effective January 1, 2007, the Company implemented a change designed to positively impact dealer-partner attrition. The Company will continue to charge a monthly fee of $599, but instead of collecting and recognizing the revenue from the fee in the current period, the Company will collect it from future dealer holdback payments. As a result of this change, the Company now records license fees as a yield adjustment, recognizing these fees as finance charge revenue over the term of the Dealer Loan. The Company will continue to recognize a small amount of license fee revenue related to dealer-partners originating Purchased Loans.

     To allow shareholders to more precisely track the Company's financial performance and make comparisons between periods possible, the Company will provide non-GAAP adjusted license fees reflecting the amount of revenue if the license fees had always been recorded as a yield adjustment. For the three months ended March 31, 2007 and 2006, total revenue would have changed as follows:

(Dollars in thousands)                          AS OF MARCH 31,
                                         ----------------------------
                                           2007                2006
                                         --------            --------
Total revenue                            $ 57,351            $ 53,026
License fee yield adjustment                2,483              (1,050)
                                         --------            --------
Adjusted total revenue                   $ 59,834            $ 51,976
                                         ========            ========

      Other Income. Other income increased to $5.9 million for the three months ended March 31, 2007 from $4.1 million for the same period in 2006. The increase is primarily related to profit sharing payments received from ancillary product providers during the first quarter of 2007. The amounts received in the first quarter of 2007 are the first profit sharing amounts received. Future payments of this kind are not estimable, and will therefore be recorded as revenue when received. No additional payments are expected in 2007.

      Salaries and Wages. Salaries and wages, as a percentage of revenue, increased to 20.7% for the three months ended March 31, 2007 from 19.9% for the same period in 2006. The increase in salaries and wages, as a percentage of revenue, was primarily due to an increase in stock compensation expense related to restricted stock and restricted stock units granted in the first quarter of 2007.

      General and Administrative. General and administrative expenses, as a percentage of revenue, decreased to 10.4% for the three months ended March 31, 2007 compared to 12.8% for the same period in 2006. The decrease, as a percentage of revenue, was primarily due to higher accounting and legal fees in the first quarter of 2006 associated primarily with the restatement of the Company's financial statements and a decrease in depreciation expense.

      Provision for Credit Losses. The provision for credit losses increased to $3.9 million for the three months ended March 31, 2007 compared to $0.5 million for the same period in 2006. The provision for credit losses consists primarily of a provision to reduce the carrying value of Dealer Loans to maintain the initial yield established at the inception of each Dealer Loan. Additionally, the provision for credit losses includes a provision for losses on Purchased Loans and a provision for losses on notes receivable. The increase in the provision for the three months ended March 31, 2007 was primarily due to an increase in the provision for credit losses required to maintain the initial yield established at the inception of each Dealer Loan.

      Interest. Interest expense increased to $8.5 million for the three months ended March 31, 2007 from $3.6 million for the same period in 2006. The increase in interest expense during the three months ended March 31, 2007 was primarily due to a 150.2% increase in the amount of average outstanding debt as a result of borrowings used to fund stock repurchases during

2006 and new Dealer Loan originations and also due to a 50 basis point increase in interest rates. The increase in interest expense was partially offset by the decreased impact of fixed fees on the Company's secured financings and line of credit facility due to higher outstanding borrowings.

      Provision for Income Taxes. The effective tax rate decreased to 32.2% for the three months ended March 31, 2007 from 36.6% for the same period in 2006 primarily due to a decrease in the Company's reserve for uncertain tax positions recorded in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under the Company's lines of credit and secured financings. The Company's principal need for capital is to fund Dealer Loan originations, for the payment of dealer holdback, and to fund stock repurchases. In addition, on February 9, 2007 the Company signed a Memorandum of Understanding to settle a consumer class action lawsuit discussed in Part II Item 1 of this Report. Credit Acceptance has agreed to pay $12.5 million in full and final settlement of all claims against the Company. The settlement is subject to court approval.

      The Company's cash and cash equivalents decreased to $0.3 million as of March 31, 2007 from $8.5 million at December 31, 2006. The Company's total balance sheet indebtedness increased to $447.0 million at March 31, 2007 from $392.2 million at December 31, 2006. This increase was primarily a result of borrowings used to fund new loan originations in 2007.

      Restricted Cash and Cash Equivalents increased to $54.3 million as of March 31, 2007 from $45.6 million at December 31, 2006. The balance consists primarily of cash collections related to secured financings and amounts held in trusts for future vehicle service contract claims.

RESTRICTED SECURITIES

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

      Restricted securities available for sale consisted of the following:

                                        AS OF MARCH 31, 2007
                       --------------------------------------------------
                                      GROSS         GROSS
                                    UNREALIZED   UNREALIZED     ESTIMATED
(in thousands)           COST         GAINS        LOSSES      FAIR VALUE
                       ----------   ----------   ----------    ----------
US Government and
 agency securities     $    1,930   $       --   $       (1)   $    1,929
Corporate bonds             1,987           --          (38)        1,949
                       ----------   ----------   ----------    ----------
Total restricted
 securities available
 for sale              $    3,917   $       --   $      (39)   $    3,878
                       ==========   ==========   ==========    ==========

                                  AS OF DECEMBER 31, 2006
                    ---------------------------------------------------
                                  GROSS        GROSS
                                UNREALIZED   UNREALIZED  ESTIMATED FAIR
                        COST      GAINS        LOSSES         VALUE
                    ---------   ----------   ----------  --------------
US Government and
 agency securities  $   1,578   $     --     $     (8)   $        1,570
Corporate bonds         2,041         --          (47)            1,994
                    ---------   --------     --------    --------------
Total restricted
  securities
  available for sale$   3,619   $     --     $    (55)   $        3,564
                    =========   ========     ========    ==============

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

(in thousands)         AS OF MARCH 31, 2007         AS OF DECEMBER 31, 2006
                  ------------------------------  ----------------------------
                     COST        ESTIMATED FAIR      COST       ESTIMATED FAIR
                                    VALUE                            VALUE
                  ------------   ---------------  -----------   --------------
Contractual
 Maturity
 Within
  one year        $        746   $           745  $       898   $          893
 Over one
  year to
  five years             3,171             3,133        2,721            2,671
 Over five
  years to
  ten years                 --                --           --               --
 Over ten
  years                     --                --           --               --
                  ------------   ---------------  -----------   --------------
   Total
    restricted
    securities
    available
    for sale      $      3,917   $        3,878   $     3,619   $        3,564
                  ============   ==============   ===========   ==============

CONTRACTUAL OBLIGATIONS

    In addition to the balance sheet indebtedness as of March 31, 2007, the Company also has contractual obligations resulting in future minimum payments under operating leases. A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                           PAYMENTS DUE BY PERIOD
                             --------------------------------------------------
                   TOTAL       < 1 YEAR      1-3 YEARS     3-5 YEARS  > 5 YEARS
                 ---------   ------------   ------------   ---------  ---------
Long-term
 debt
 obligations (1) $ 445,335   $    346,150   $     99,185   $      --  $      --
Capital lease
 obligations         1,663            597          1,066          --         --
Operating lease
 obligations         1,409            526            883          --         --
Purchase
 obligations            --             --             --          --         --
Other long-term
 obligations            --             --             --          --         --
                 ---------   ------------   ------------   ---------  ---------
   Total
    contractual
    obligations  $ 448,407   $    347,273   $    101,134   $      --  $      --
                 =========   ============   ============   =========  =========

(1) Long-term debt obligations included in the above table consist solely of principal repayments. The Company is also obligated to make interest payments at the applicable interest rates, as discussed in Note 4 in the consolidated financial statements, which is incorporated herein by reference. Based on the amount of debt outstanding and the interest rates as of March 31, 2007, interest is expected to be approximately $18.8 million during 2007 and $1.9 million during 2008 and 2009.

CRITICAL ACCOUNTING ESTIMATES

      The Company's consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the recognition of finance charge revenue and the allowance for credit losses. Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006 discusses several critical accounting policies, which the Company believes involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting policies from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

      The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. These forward-looking statements represent the Company's outlook only as of the date of this report. While the Company believes that its forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of the Company's Form 10-K for the year ended December 31, 2006, other risk factors discussed herein or listed from time to time in the Company's reports filed with the Securities and Exchange Commission and the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

      Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2006 Annual Report on Form 10-K.

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

      Changes in Internal Controls Over Financial Reporting. As of March 31, 2005, in response to a material weakness noted in its internal controls over financial reporting related to accounting for income taxes as of December 31, 2004, the Company implemented changes in internal controls. These changes included engaging external tax advisors to assist in the review of our income tax calculations. Beginning with the quarter ended March 31, 2007, the Company no longer engages external tax advisors to assist in an independent review of our income tax calculations. The Company has determined that the remaining controls implemented simultaneously (particularly the strengthening of internal resources used in preparation of accounting for income taxes) have been effectively designed and demonstrated operational effectiveness to enable management to consider the independent review a redundant control over the Company's accounting for income taxes.

      There have been no other changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

      In October 2006, the Company and plaintiffs' counsel commenced settlement discussions, agreeing to use a third party facilitator in face to face discussions in November and December 2006. These discussions led to the execution of a February 9, 2007 Memorandum of Understanding whereby the parties agreed to settle the lawsuit. The Company, without any admission of liability, agreed to pay $12.5 million in full and final settlement of all claims against the Company. The settlement is subject to court approval.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                    TOTAL         MAXIMUM
                                                  NUMBER OF     DOLLAR VALUE
                                                    SHARES        THAT MAY
                                                 PURCHASED AS   YET BE USED
                                                   PART OF      TO PURCHASE
               TOTAL                               PUBLICLY        SHARES
             NUMBER OF          AVERAGE           ANNOUNCED      UNDER THE
               SHARES           PRICE               PLANS          PLANS
  PERIOD     PURCHASED      PAID PER SHARE       OR PROGRAMS    OR PROGRAMS
---------   ------------    ---------------     -------------   ------------
January 1
 through
 January
 31, 2007              -    $             -                 -   $  8,631,953
February 1
 through
 February
 28, 2007             71*                 -                 -      8,631,953
March 1
 through
 March
 31, 2007              -                  -                 -      8,631,953
           -------------    ---------------     -------------
                       -    $             -                 -
           =============    ===============     =============

* Amount represents shares of common stock forfeited to the Company by employees as payment of tax withholdings due to the Company upon the vesting of restricted stock.

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

                          CREDIT ACCEPTANCE CORPORATION
                          (Registrant)

                          By: /s/ Kenneth S. Booth
                          ------------------------------------------------------
                          Kenneth S. Booth
                          Chief Financial Officer
                          April 30, 2007

                          (Principal Financial Officer, Principal Accounting
                           Officer and Duly Authorized Officer)

                                INDEX OF EXHIBITS


 EXHIBIT
    NO.         NOTE                           DESCRIPTION
----------   --------    ------------------------------------------------------
   4(f)(86)         1    Amendment No. 3, dated February 14, 2007 to First
                         Amended and Restated Loan and Security Agreement dated
                         as of February 15, 2006 among the Company, CAC
                         Warehouse Funding Corporation II, Wachovia Capital
                         Markets, LLC, Wachovia Bank, National Association,
                         Variable Funding Capital Company LLC, Park Avenue
                         Receivables Company LLC and JPMorgan Chase Bank, N.A.

   4(f)(87)         2    Indenture dated April 12, 2007 between Credit
                         Acceptance Auto Dealer Loan Trust 2007-1 and Wells
                         Fargo Bank National Association.

   4(f)(88)         2    Sale and Servicing Agreement dated April 12, 2007 among
                         the Company, Credit Acceptance Auto Dealer Loan Trust
                         2007-1, Credit Acceptance Funding LLC 2007-1, and Wells
                         Fargo Bank, National Association.

   4(f)(89)         2    Backup Servicing Agreement dated April 12, 2007 among
                         the Company, Credit Acceptance Funding LLC 2007-1,
                         Credit Acceptance Auto Dealer Loan Trust 2007-1, Wells
                         Fargo Bank, National Association, and XL Capital
                         Assurance Inc.

   4(f)(90)         2    Amended and Restated Trust Agreement dated April 12,
                         2007 between Credit Acceptance Funding LLC 2007-1 and
                         U.S. Bank Trust National Association.

   4(f)(91)         2    Contribution Agreement dated April 12, 2007 between the
                         Company and Credit Acceptance Funding LLC 2007-1.

   4(f)(92)         2    Intercreditor Agreement dated April 12, 2007 among the
                         Company, CAC Warehouse Funding Corporation II, Credit
                         Acceptance Funding LLC 2006-1, Credit Acceptance Auto
                         Dealer Loan Trust 2006-1, Credit Acceptance Funding LLC
                         2006-2, Credit Acceptance Auto Dealer Loan Trust
                         2006-2, Credit Acceptance Funding LLC 2007-1, Credit
                         Acceptance Auto Dealer Loan Trust 2007-1, Wachovia
                         Capital Markets, LLC, as agent, The Bank of New York
                         (as successor-in-interest to the corporate trust
                         business of JPMorgan Chase Bank, N.A.), as agent,
                         Deutsche Bank Trust Company Americas, as agent, Wells
                         Fargo Bank, National Association, as agent, Comerica
                         Bank, as agent.

   10(d)(10)        4    Form of Purchase Program Agreement as of March 2007.

   10(q)(4)         3    Form of Restricted Stock Grant Agreement dated
                         February 22, 2007.

   10(q)(5)         3    Credit Acceptance Corporation Restricted Stock Unit
                         Award Agreement dated February 22, 2007.

   31(a)            4    Certification of Chief Executive Officer, pursuant
                         to Rule 13a-14(a) of the Securities Exchange Act of
                         1934.

   31(b)            4    Certification of Chief Financial Officer, pursuant to
                         Rule 13a-14(a) of the Securities Exchange Act of 1934.

   32(a)            4    Certification of Chief Executive Officer, pursuant to
                         18 U.S.C. Section 1350 and Rule 13a-14(b) of the
                         Securities Exchange Act of 1934.

   32(b)            4    Certification of Chief Financial Officer, pursuant to
                         18 U.S.C. Section 1350 and Rule 13a-14(b) of the
                         Securities Exchange Act of 1934.


1 Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated February 9, 2007, and incorporated herein by reference.

2 Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated April 12, 2007.

3 Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated February 22, 2007, and incorporated herein by reference.

4     Filed herewith.