Form 10-Q
period 2007-06-30
CREDIT ACCEPTANCE CORPORATION
filed 2007-08-02
CIK 885550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ____________

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

The number of shares of Common Stock, par value $0.01, outstanding on July 26, 2007 was 30,314,956.

                                TABLE OF CONTENTS

                         PART I. - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Income Statements  -
                  Three and six months ended June 30, 2007 and June 30, 2006              1

               Consolidated Balance Sheets  -
                  As of June 30, 2007 and December 31, 2006                               2

               Consolidated Statements of Cash Flows  -
                  Six months ended June 30, 2007 and June 30, 2006                        3

               Notes to Consolidated Financial Statements                                 4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                  18

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS                    29

ITEM 4.    CONTROLS AND PROCEDURES                                                        29

                          PART II. - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                              30

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                    31

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            31

ITEM 6.    EXHIBITS                                                                       31

SIGNATURES                                                                                32

INDEX OF EXHIBITS                                                                         33

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          CREDIT ACCEPTANCE CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                         ----------------------------    ----------------------------
(Dollars in thousands, except per share data)                2007            2006            2007            2006
                                                         ------------    ------------    ------------    ------------
REVENUE:
  Finance charges                                        $     54,084    $     47,919    $    105,497    $     93,926
  License fees                                                     84           3,204             166           6,101
  Other income                                                  4,118           3,958           9,974           8,080
                                                         ------------    ------------    ------------    ------------
    Total revenue                                              58,286          55,081         115,637         108,107
                                                         ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
  Salaries and wages                                           13,092           9,965          24,953          20,559
  General and administrative                                    7,359           6,297          13,276          13,062
  Sales and marketing                                           4,144           3,406           8,616           7,765
  Provision for credit losses                                   3,798           2,641           7,671           3,165
  Interest                                                      9,463           5,660          17,751           9,234
  Other expense                                                    33              55              58             137
                                                         ------------    ------------    ------------    ------------
    Total costs and expenses                                   37,889          28,024          72,325          53,922
                                                         ------------    ------------    ------------    ------------
Operating income                                               20,397          27,057          43,312          54,185
  Foreign currency gain                                            34               6              38              11
                                                         ------------    ------------    ------------    ------------
Income from continuing operations before provision for
  income taxes                                                 20,431          27,063          43,350          54,196
  Provision for income taxes                                    7,938           9,364          15,470          19,292
                                                         ------------    ------------    ------------    ------------
Income from continuing operations                              12,493          17,699          27,880          34,904
                                                         ------------    ------------    ------------    ------------
Discontinued operations
  Loss from discontinued United Kingdom operations               (233)           (132)           (271)           (145)
  Credit for income taxes                                         (70)            (39)            (81)            (44)
                                                         ------------    ------------    ------------    ------------
  Loss on discontinued operations                                (163)            (93)           (190)           (101)
                                                         ------------    ------------    ------------    ------------
Net income                                               $     12,330    $     17,606    $     27,690    $     34,803
                                                         ============    ============    ============    ============

Net income per common share:
  Basic                                                  $       0.41    $       0.53    $       0.92    $       1.01
                                                         ============    ============    ============    ============
  Diluted                                                $       0.39    $       0.50    $       0.88    $       0.94
                                                         ============    ============    ============    ============

Income from continuing operations per common share:
  Basic                                                  $       0.41    $       0.54    $       0.93    $       1.01
                                                         ============    ============    ============    ============
  Diluted                                                $       0.40    $       0.50    $       0.89    $       0.94
                                                         ============    ============    ============    ============

Loss from discontinued operations per common share:
  Basic                                                  $      (0.01)   $      (0.00)   $      (0.01)   $      (0.00)
                                                         ============    ============    ============    ============
  Diluted                                                $      (0.01)   $      (0.00)   $      (0.01)   $      (0.00)
                                                         ============    ============    ============    ============

Weighted average shares outstanding:
  Basic                                                    30,140,590      32,979,572      30,097,387      34,554,605
  Diluted                                                  31,312,139      35,433,944      31,297,484      37,029,956

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                    AS OF
                                                                         --------------------------
                                                                           JUNE 30,     DECEMBER 31,
                                                                            2007           2006
(Dollars in thousands, except per share data)                            (UNAUDITED)
                                                                         -----------    -----------
                                ASSETS:

  Cash and cash equivalents                                              $     1,829    $     8,528
  Restricted cash and cash equivalents                                        72,327         45,609
  Restricted securities available for sale                                     3,763          3,564

  Loans receivable (including $17,797 and $23,038 from affiliates as of
     June 30, 2007 and December 31, 2006, respectively)                      873,441        754,571
  Allowance for credit losses                                               (129,282)      (128,791)
                                                                         -----------    -----------
    Loans receivable, net                                                    744,159        625,780
                                                                         -----------    -----------

  Property and equipment, net                                                 17,209         16,203
  Income taxes receivable                                                      4,504         11,734
  Other assets                                                                12,806         13,795
                                                                         -----------    -----------
    Total Assets                                                         $   856,597    $   725,213
                                                                         ===========    ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:

  Accounts payable and accrued liabilities                               $    80,842    $    78,294
  Line of credit                                                              44,500         38,400
  Secured financing                                                          432,631        345,144
  Mortgage note and capital lease obligations                                  8,017          8,631
  Deferred income taxes, net                                                  50,750         44,397
                                                                         -----------    -----------
    Total Liabilities                                                        616,740        514,866
                                                                         -----------    -----------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares authorized, none
    issued                                                                         -              -

  Common stock, $.01 par value, 80,000,000 shares authorized, 30,314,956 and 30,179,959 shares issued and outstanding as of June 30, 2007 and
    December 31, 2006, respectively                                              303            302
  Paid-in capital                                                              2,730            828
  Retained earnings                                                          236,856        209,253
  Accumulated other comprehensive loss, net of tax of $18 and $19 at
    June 30, 2007 and December 31, 2006, respectively                            (32)           (36)
                                                                         -----------    -----------
    Total Shareholders' Equity                                               239,857        210,347
                                                                         -----------    -----------
    Total Liabilities and Shareholders' Equity                           $   856,597    $   725,213
                                                                         ===========    ===========

          See accompanying notes to consolidated financial statements.

                          CREDIT ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                         ----------------------
(Dollars in thousands)                                                     2007          2006
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  27,690    $  34,803
  Adjustments to reconcile cash provided by operating activities:
    Provision for credit losses                                              7,671        3,165
    Depreciation                                                             2,072        2,473
    Loss on retirement of property and equipment                                72           38
    Provision (credit) for deferred income taxes                             6,353          (69)
    Stock-based compensation                                                 1,845          (54)
  Change in operating assets and liabilities:
    Accounts payable and accrued liabilities                                 2,461        2,950
    Income taxes receivable                                                  7,230        5,473
    Other assets                                                             1,131       (2,271)
                                                                         ---------    ---------
      Net cash provided by operating activities                             56,525       46,508
                                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in restricted cash and cash equivalents                         (26,718)     (16,944)
  Purchases of restricted securities available for sale                       (550)        (794)
  Proceeds from sale of restricted securities available for sale                 -          251
  Maturities of restricted securities available for sale                       355            -
  Principal collected on loans receivable                                  306,964      284,244
  Advances to dealers and accelerated payments of dealer holdback         (350,229)    (271,273)
  Purchases of consumer loans                                              (43,894)      (5,779)
  Payments of dealer holdback                                              (38,948)     (35,635)
  Net change in floorplan receivables, notes receivable and lines
    of credit                                                                   63        1,611
  Purchases of property and equipment                                       (3,028)        (689)
                                                                         ---------    ---------
      Net cash used in investing activities                               (155,985)     (45,008)
                                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                                          354,700      166,930
  Repayments under line of credit                                         (348,600)    (168,830)
  Proceeds from secured financing                                          365,000      320,500
  Repayments of secured financing                                         (277,513)    (220,000)
  Principal payments under mortgage note and capital lease obligations        (736)        (758)
  Repurchase of common stock                                                (2,225)    (114,311)
  Proceeds from stock options exercised                                      1,027        4,864
  Excess tax benefits from stock-based compensation plans                    1,256        3,529
                                                                         ---------    ---------
    Net cash provided by (used in) financing activities                     92,909       (8,076)
                                                                         ---------    ---------
    Effect of exchange rate changes on cash                                   (148)         (78)
                                                                         ---------    ---------
  Net decrease in cash and cash equivalents                                 (6,699)      (6,654)
  Cash and cash equivalents, beginning of period                             8,528        7,090
                                                                         ---------    ---------
  Cash and cash equivalents, end of period                               $   1,829    $     436
                                                                         =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                               $  17,768    $   8,618
  Cash paid during the period for income taxes                           $     383    $  10,830
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Property and equipment acquired through capital lease obligations      $     122    $     238
  Issuance of restricted stock, net of forfeitures                       $       1    $   2,808

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006 for Credit Acceptance Corporation (the "Company", "Credit Acceptance", "we", "our" or "us"). Certain prior period amounts have been reclassified to conform to the current presentation.

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

      Since 1972, Credit Acceptance has provided auto loans to consumers, regardless of their credit history. Our product is offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our product, but who actually end up qualifying for traditional financing.

      Without our product, consumers are often unable to purchase a vehicle or they purchase an unreliable one and are not provided the opportunity to improve their credit standing. As we report to the three national credit reporting agencies, a significant number of our consumers improve their lives by improving their credit score and move on to more traditional sources of financing.

      Credit Acceptance was founded to collect retail installment contracts (referred to as "Consumer Loans") originated by automobile dealerships owned by our founder, majority shareholder, and current Chairman, Donald Foss. During the 1980s, we began to market this service to non-affiliated dealers and, at the same time, began to offer dealers a non-recourse cash payment (referred to as an "advance") against anticipated future collections on Consumer Loans serviced for that dealer. Today, our program is offered to dealers throughout the United States. We refer to dealers who participate in our program and who share our commitment to changing consumers' lives as "dealer-partners".

      A consumer who does not qualify for conventional automobile financing can purchase a used vehicle from a Credit Acceptance dealer-partner and finance the purchase through the Company. As payment for the vehicle, the dealer-partner generally receives the following:

            (i)   a down payment from the consumer;

            (ii)  a cash advance from the Company; and

            (iii) after the advance has been recovered by the Company, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee ("dealer holdback").

      Our servicing fee is equal to a fixed percentage (typically 20%) of each payment collected. In addition, we receive fees for other products and services provided in connection with Consumer Loans.

      If we discover a misrepresentation by the dealer-partner relating to a Consumer Loan assigned to us, we can demand that the Consumer Loan be repurchased for the current balance of the Consumer Loan less the amount of any unearned finance charge plus the applicable termination fee, which is generally $500. Upon receipt of such amount in full, we will reassign the Consumer Loan and its security interest in the financed vehicle to the dealer-partner. The dealer-partner can also opt to repurchase Consumer Loans at their own discretion.

                                   (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

      We are an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the dealer-partner and immediately assigned to us. Typically, the compensation paid to the dealer-partner in exchange for the Consumer Loan is paid in two parts. For the majority of our loans, a portion of the compensation is paid at the time of origination, and a portion is paid over time. The amount paid at the time of origination is called an advance; the portion paid over time based on the performance of the loan is called dealer holdback.

      For accounting purposes, the transactions described above are not considered to be loans to consumers. Instead, our accounting reflects that of a lender to the dealer-partner. This classification for accounting purposes is primarily a result of (i) the dealer-partner's financial interest in the Consumer Loan and (ii) certain elements of our legal relationship with the dealer-partner. The cash amount advanced to the dealer-partner (the "Dealer Loan") is recorded as an asset on our balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the amount of the Dealer Loan recorded in Loans receivable.

      A modest percentage of Consumer Loans in the United States are assigned to us in exchange for a single payment. Because the dealer-partner does not retain a financial interest in loans acquired in this manner, these loans are considered to be purchased loans ("Purchased Loans") for accounting purposes.

      The Company is organized into two primary business segments: United States and Other. The Other segment consists of a number of discontinued businesses including a United Kingdom automobile financing business, an automobile leasing business, a Canadian automobile financing business, and a business offering secured lines of credit and floorplan financing products. As of June 30, 2007, substantially all of our capital was invested in the United States business segment.

      Our business is seasonal with peak Consumer Loan acceptances and collections occurring during the first quarter of the year. However, this seasonality does not have a material impact on our interim results.

ACCOUNTING POLICIES

      Finance Charges - Dealer Loans. We recognize finance charge income on Dealer Loans in a manner consistent with the provisions of the American Institute of Certified Public Accountant's Statement of Position ("SOP") 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires us to recognize finance charges under the interest method such that revenue is recognized on a level-yield basis based upon forecasted cash flows. As the forecasted cash flows change, we adjust the yield upwards for positive changes and recognize impairment for negative changes in the current period.

      Finance Charges - Purchased Loans. We recognize finance charge income on Purchased Loans consistent with the provisions of SOP 03-3. SOP 03-3 requires us to recognize finance charges under the interest method such that revenue is recognized on a level-yield basis based upon forecasted cash flows. As the forecasted cash flows change, we adjust the yield upwards for positive changes and recognize impairment for negative changes in the current period.

      Finance Charges - Other. Buyers Vehicle Protection Plan, Inc. ("BVPP"), a wholly owned subsidiary of the Company, has relationships with third party vehicle service contract administrators ("TPAs") whereby the TPAs process claims on vehicle service contracts underwritten by third party insurers. BVPP receives a commission for all such vehicle service contracts sold by our dealer-partners where the vehicle service contract is financed by us, and does not bear any risk of loss for claims covered on these third party service contracts. The commission is included in the purchase price of the vehicle service contract included in the Consumer Loan. We advance to dealer-partners an amount based on the purchase price of the vehicle service contract on Consumer Loans accepted by us that include vehicle service contracts. We recognize the commission received from the TPAs for contracts financed by us as part of finance charges on a level-yield basis based upon forecasted cash flows. We also receive a commission for vehicle service contracts sold by our dealer partners when the underlying loan is not financed by us. Commissions on contracts not financed by us are recognized as finance charge income at the time the commissions are received. Our agreements with two of our TPAs allow us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. Profit sharing payments are received once a year, if eligible. Profit sharing payments are not estimable and therefore revenue related to these payments is recognized in the period the payments are received.

                                   (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

      BVPP also allows dealer-partners to offer a Guaranteed Asset Protection ("GAP") product to consumers that is underwritten by a third party. GAP provides the consumer protection by paying the difference between the loan balance and the consumer's insurance coverage in the event the vehicle is totaled or stolen. The dealer-partner typically includes the purchase price of GAP in the Consumer Loan. We receive a commission for every GAP product sold by our dealer-partners. We advance to dealer-partners an amount based on the purchase price of the GAP product on Consumer Loans accepted by us that include GAP. We recognize the commission as part of finance charges on a level-yield basis based upon forecasted cash flows. We also receive a commission for contracts sold by our dealer partners when the underlying loan is not financed by us. Commissions on contracts not financed by us are recognized as finance charge income at the time the commissions are received. We are eligible to receive profit sharing payments depending on the performance of the GAP products sold. Profit sharing payments from the third party are received once a year, if eligible. Profit sharing payments are not estimable and therefore revenue related to these payments is recognized in the period the payments are received.

      We charge dealer-partners a monthly license fee for access to our patented internet-based Credit Approval Processing System ("CAPS"). In accordance with GAAP, this fee has historically been recorded as revenue in the month the fee is charged. Based on feedback received from field sales personnel and dealer-partners, we concluded that the way this fee was charged was a significant factor driving higher than desired dealer-partner attrition. Effective January 1, 2007, we implemented a change in the way these fees are charged designed to positively impact dealer-partner attrition. We continue to charge a monthly fee of $599 but, instead of collecting the license fee in the current period, we collect the license fee from future dealer holdback payments and recognize it as finance charges over the life of the Dealer Loans.

      Loans Receivable and Allowance for Credit Losses - Dealer Loans. We record the amount advanced to the dealer-partner as a Dealer Loan. The Dealer Loan is increased as revenue is recognized and decreased as collections are received. We follow an approach similar to the provisions of SOP 03-3 in determining our allowance for credit losses. Consistent with SOP 03-3, an allowance for credit losses is maintained at an amount that reduces the net asset value (Dealer Loan balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the inception of the Dealer Loan. This allowance is calculated on a dealer-partner by dealer-partner basis. The discounted value of future cash flows is comprised of estimated future collections on the Consumer Loans, less any estimated dealer holdback payments. We write off Dealer Loans once there are no forecasted future collections on any of the associated Consumer Loans.

      In estimating future collections and dealer holdback payments for each dealer-partner, we consider: (i) a dealer-partner's actual collection data on a static pool basis and (ii) our historical collection experience. Our collection forecast for each dealer-partner is updated monthly and we take into consideration the most recent static pool data available for each dealer-partner and our entire portfolio of Consumer Loans.

      Cash flows from any individual Dealer Loan are often different than estimated cash flows at Dealer Loan inception. If such difference is favorable, the difference is recognized into income over the remaining life of the Dealer Loan through a yield adjustment. If such difference is unfavorable, an allowance for credit losses is established and a corresponding provision for credit losses is recorded as a current period expense. Because differences between estimated cash flows at inception and actual cash flows occur often, an allowance is required for a significant portion of our Dealer Loan portfolio. An allowance for credit losses does not necessarily indicate that a Dealer Loan is unprofitable, and in recent years, very seldom are cash flows from a Dealer Loan insufficient to repay the initial amounts advanced to the dealer-partner.

     Loans Receivable and Allowance for Credit Losses - Purchased Loans. We record the amount paid to the dealer-partner to acquire the Consumer Loan as a Purchased Loan. The Purchased Loan is increased as revenue is recognized and decreased as collections are received. We aggregate Purchased Loans into pools based on the month of purchase for revenue recognition and impairment purposes. We follow an approach consistent with the provisions of SOP 03-3 in determining our allowance for credit losses. Under SOP 03-3, an allowance for credit losses is maintained at an amount that reduces the net asset value (Purchased Loan pool balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the date of purchase. The discounted value of future cash flows is comprised of estimated future collections on the pool of Purchased Loans. We write off pools of Purchased Loans once there are no forecasted future collections on any of the Purchased Loans included in the pool.

      In estimating future collections for each pool of Purchased Loans, we consider: (i) actual collection data on a static pool basis and (ii) our historical collection experience. Our collection forecast for each pool of Purchased Loans is updated monthly and we take into consideration the most recent static pool data available for our Purchased Loans and our entire portfolio of Consumer Loans.

                                   (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES - (CONCLUDED)

      Cash flows from any individual pool of Purchased Loans are often different than estimated cash flows at the date of purchase. If such difference is favorable, the difference is recognized into income over the remaining life of the pool of Purchased Loans through a yield adjustment. If such difference is unfavorable, an allowance for credit losses is established and a corresponding provision for credit losses is recorded as a current period expense.

NEW ACCOUNTING PRONOUNCEMENTS

      In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of implementation of FIN 48 was approximately a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a decrease in the January 1, 2007 balance of retained earnings.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically exempted from the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are not yet able to quantify the impact of SFAS 159, if adopted, on our consolidated financial statements.

                                   (UNAUDITED)

3. LOANS RECEIVABLE

A summary of changes in Loans receivable is as follows (in thousands):

                                                         THREE MONTHS ENDED JUNE 30, 2007
                                             ---------------------------------------------------------
                                             DEALER LOANS   PURCHASED LOANS   OTHER LOANS      TOTAL
                                             ------------   ---------------   -----------      -------
Balance, beginning of period                 $    797,988   $        37,171   $       691    $ 835,850
New loans (1)                                     138,177            29,770             -      167,947
Dealer holdback payments                           18,328                 -             -       18,328
Net cash collections on loans                    (139,186)           (6,669)            -     (145,855)
Write-offs                                         (3,028)              (30)            -       (3,058)
Recoveries                                              -                 7             -            7
Net change in floorplan receivables, notes
  receivable, and lines of credit                       -                 -            (5)          (5)
Other                                                   -                 -            92           92
Currency translation                                  135                 -             -          135
                                             ------------   ---------------   -----------    ---------
Balance, end of period                       $    812,414   $        60,249    $      778    $ 873,441
                                             ============   ===============   ===========    =========

                                                         THREE MONTHS ENDED JUNE 30, 2006
                                             ---------------------------------------------------------
                                             DEALER LOANS   PURCHASED LOANS   OTHER LOANS      TOTAL
                                             ------------   ---------------   -----------    ---------
Balance, beginning of period                 $    703,223   $        16,947   $     1,211    $ 721,381
New loans (1)                                     114,627             2,443             -      117,070
Dealer holdback payments                           17,991                 -             -       17,991
Net cash collections on loans                    (134,223)           (2,575)            -     (136,798)
Write-offs                                         (3,969)             (163)            -       (4,132)
Recoveries                                              -                10             -           10
Net change in floorplan receivables, notes
 receivable, and lines of credit                        -                 -           278          278
Other                                                   -                 -            79           79
Currency translation                                   81                 -             -           81
                                             ------------   ---------------   -----------    ---------
Balance, end of period                       $    697,730   $        16,662   $     1,568    $ 715,960
                                             ============   ===============   ===========    =========

                                                           SIX MONTHS ENDED JUNE 30, 2007
                                             ---------------------------------------------------------
                                             DEALER LOANS   PURCHASED LOANS   OTHER LOANS      TOTAL
                                             ------------   ---------------   -----------    ---------
Balance, beginning of period                 $    724,093   $        29,926   $       552    $ 754,571
New loans (1)                                     350,229            43,894             -      394,123
Dealer holdback payments                           38,948                 -             -       38,948
Net cash collections on loans                    (293,821)          (13,410)            -     (307,231)
Write-offs                                         (7,183)             (180)            -       (7,363)
Recoveries                                              -                19             -           19
Net change in floorplan receivables, notes
 receivable, and lines of credit                        -                 -            41           41
Other                                                   -                 -           185          185
Currency translation                                  148                 -             -          148
                                             ------------   ---------------   -----------    ---------
Balance, end of period                       $    812,414   $        60,249   $       778    $ 873,441
                                             ============   ===============   ===========    =========

                                                           SIX MONTHS ENDED JUNE 30, 2006
                                             ---------------------------------------------------------
                                             DEALER LOANS   PURCHASED LOANS   OTHER LOANS      TOTAL
                                             ------------   ---------------   -----------    ---------
Balance, beginning of period                 $    675,692   $        16,486   $     2,761    $ 694,939
New loans (1)                                     271,273             5,779             -      277,052
Dealer holdback payments                           35,635                 -             -       35,635
Net cash collections on loans                    (279,724)           (5,424)            -     (285,148)
Write-offs                                         (5,224)             (225)            -       (5,449)
Recoveries                                              -                46             -           46
Net change in floorplan receivables, notes
 receivable, and lines of credit                        -                 -        (1,389)      (1,389)
Other                                                   -                 -           196          196
Currency translation                                   78                 -             -           78
                                             ------------   ---------------   -----------    ---------
Balance, end of period                       $    697,730   $        16,662   $     1,568    $ 715,960
                                             ============   ===============   ===========    =========

(1) New Dealer Loans includes advances to dealer-partners and accelerated payments of dealer holdback.

                                   (UNAUDITED)

3. LOANS RECEIVABLE - (CONCLUDED)

A summary of changes in the Allowance for credit losses is as follows (in thousands):

                                       THREE MONTHS ENDED JUNE 30, 2007
                                 ----------------------------------------------
                                  DEALER LOANS     PURCHASED LOANS      TOTAL
                                 --------------    ---------------   -----------
Balance, beginning of period       $    127,191      $    1,058      $  128,249
Provision for credit losses (1)           4,151            (178)          3,973
Write-offs                               (3,028)            (30)         (3,058)
Recoveries                                    -               7               7
Currency translation                        111               -             111
                                   ------------      ----------      ----------
Balance, end of period             $    128,425      $      857      $  129,282
                                   ============      ==========      ==========

                                         THREE MONTHS ENDED JUNE 30, 2006
                                 ----------------------------------------------
                                  DEALER LOANS     PURCHASED LOANS      TOTAL
                                 --------------    ---------------   -----------
Balance, beginning of period       $    129,543      $    1,071      $  130,614
Provision for credit losses (2)           2,475              23           2,498
Write-offs                               (3,969)           (163)         (4,132)
Recoveries                                    -              10              10
Currency translation                         62               -              62
                                   ------------      ----------      ----------
Balance, end of period             $    128,111      $      941      $  129,052
                                   ============      ==========      ==========

                                          SIX MONTHS ENDED JUNE 30, 2007
                                 ----------------------------------------------
                                  DEALER LOANS     PURCHASED LOANS      TOTAL
                                 --------------    ---------------   -----------
Balance, beginning of period       $    127,881      $      910      $  128,791
Provision for credit losses (3)           7,602             108           7,710
Write-offs                               (7,183)           (180)         (7,363)
Recoveries                                    -              19              19
Currency translation                        125               -             125
                                   ------------      ----------      ----------
Balance, end of period             $    128,425      $      857      $  129,282
                                   ============      ==========      ==========

                                          SIX MONTHS ENDED JUNE 30, 2006
                                 ----------------------------------------------
                                  DEALER LOANS     PURCHASED LOANS     TOTAL
                                 --------------    ---------------   -----------
Balance, beginning of period       $    130,722      $      689      $  131,411
Provision for credit losses (4)           2,553             431           2,984
Write-offs                               (5,224)           (225)         (5,449)
Recoveries                                    -              46              46
Currency translation                         60               -              60
                                   ------------      ----------      ----------
Balance, end of period             $    128,111      $      941      $  129,052
                                   ============      ==========      ==========

(1) Does not include a negative provision for credit losses of $175 related to other items.

(2) Does not include a provision for credit losses of $143 related to other items.

(3) Does not include a negative provision for credit losses of $39 related to other items.

(4) Does not include a provision for credit losses of $181 related to other items.

                                   (UNAUDITED)

4. DEBT

    We currently use four primary sources of debt financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) a revolving secured warehouse facility with institutional investors; (iii) SEC Rule 144A asset-backed secured borrowings ("Term ABS 144A") with qualified institutional investors; and (iv) a residual credit facility with an institutional investor. General information for each of the financing transactions outstanding as of June 30, 2007 is as follows (dollars in thousands):

                           WHOLLY OWNED      ISSUE                                         FINANCING     INTEREST RATE AT
    FINANCINGS              SUBSIDIARY *     NUMBER     CLOSE DATE       MATURITY DATE      AMOUNT         JUNE 30, 2007
---------------------  -------------------  --------  ---------------  -----------------  ---------   ----------------------
Revolving Line of             n/a             n/a      June 14, 2007      June 20, 2009   $  75,000      Either Eurodollar rate
Credit                                                                                                   plus 125 basis points
                                                                                                         (6.56%) or the prime rate
                                                                                                         minus 165 basis points
                                                                                                         (6.60%)

Revolving Secured         CAC Warehouse     2003-2    February 14, 2007   February 13,    $  325,000     Commercial paper rate
Warehouse Facility*     Funding Corp. II                                      2008                       plus 65 basis points
                                                                                                         (6.01%)

Term ABS 144A 2006-1*   Credit Acceptance   2006-1     April 18, 2006         n/a**       $ 100,000      Fixed rate (5.36%)
                       Funding LLC 2006-1

Term ABS 144A 2006-2*   Credit Acceptance   2006-2    November 21, 2006       n/a***      $ 100,000      Fixed rate (5.38%)
                       Funding LLC 2006-2

Term ABS 144A 2007-1*   Credit Acceptance   2007-1     April 12, 2007         n/a****     $ 100,000      Fixed rate (5.32%)
                       Funding LLC 2007-1

Residual Credit         Credit Acceptance   2006-3    September 20, 2006   September 19,  $  50,000      LIBOR or the
 Facility*              Residual Funding                                      2007                       commercial paper rate
                               LLC                                                                       plus 145 basis points
                                                                                                         (6.81%)

*     Financing made available only to a specified subsidiary of the Company.

**    This facility was paid off on July 16, 2007.

***   The total expected term of this facility is 22 months.

****  The total expected term of this facility is 24 months.

Additional information related to the amounts outstanding on each facility is as follows (dollars in thousands):

                                                   FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                   ------------------------------------------------------------
                                                     2007            2006               2007            2006
                                                   ------------------------------------------------------------
REVOLVING LINE OF CREDIT
    Maximum outstanding balance                    $  70,200       $  103,900         $  70,200       $ 103,900
    Weighted average outstanding balance              46,583           66,922            44,549          63,130

REVOLVING SECURED WAREHOUSE FACILITY
    Maximum outstanding balance                    $ 293,500       $  163,769         $ 293,500       $ 163,769
    Weighted average outstanding balance             222,805          121,945           219,736         116,800

                                   (UNAUDITED)

4. DEBT - (CONTINUED)

                                             AS OF JUNE 30,      AS OF DECEMBER 31,
                                                 2007                  2006
                                             -------------       ------------------
REVOLVING LINE OF CREDIT
    Balance outstanding                      $     44,500          $     38,400
    Letter(s) of credit                               400                   860
    Amount available for borrowing                 30,100                95,740
    Interest rate                                    6.60%                 7.06%

REVOLVING SECURED WAREHOUSE FACILITY
    Balance outstanding                      $    227,000          $    171,000
    Amount available for borrowing                 98,000               154,000
    Contributed Dealer Loans                      291,866               249,247
    Interest rate                                    6.01%                 6.00%

TERM ABS 144A 2006-1
    Balance outstanding                      $      5,631          $     74,144
    Contributed Dealer Loans                       76,135               115,664
    Interest rate                                    5.36%                 5.36%

TERM ABS 144A 2006-2
    Balance outstanding                      $    100,000          $    100,000
    Contributed Dealer Loans                      125,015               125,178
    Interest rate                                    5.38%                 5.38%

TERM ABS 144A 2007-1
    Balance outstanding                      $    100,000          $          -
    Contributed Dealer Loans                      129,000                     -
    Interest rate                                    5.32%                    -

RESIDUAL CREDIT FACILITY
    Balance outstanding                      $          -          $          -
    Contributed Dealer Loans                            -                     -
    Interest rate                                    6.81%                 6.80%

LINE-OF-CREDIT FACILITY

      During the second quarter, we extended the maturity of our line-of-credit facility from June 20, 2008 to June 20, 2009. We also reduced the amount of the facility from $135.0 million to $75.0 million because the funding available under this facility and our $325.0 million warehouse facility exceeded our current revolving credit borrowing needs. In addition, the interest rate on borrowings under the facility was reduced from the prime rate or 1.30% over the Eurocurrency rate, at the Company's option to the prime rate minus 1.65% or 1.25% over the Eurocurrency rate, at the Company's option.

      Borrowings under the credit facility are subject to a borrowing-base limitation. This limitation equals 80% of the net book value of Dealer Loans plus 80% of the net book value of Purchased Loans, less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line-of-credit, and the amount of other debt secured by the collateral which secures the line-of-credit. Borrowings under the credit agreement are secured by a lien on most of our assets. We must pay annual and quarterly fees on the amount of the facility.

                                   (UNAUDITED)

4. DEBT - (CONTINUED)

REVOLVING SECURED WAREHOUSE FACILITY

      This facility is used to provide financing to our subsidiary CAC Warehouse Funding Corp. II ("Warehouse Funding"). Under the facility, we convey Dealer Loans to this subsidiary in return for cash and equity in the subsidiary. In turn, Warehouse Funding pledges the Dealer Loans as collateral to institutional investors to secure loans that will fund the cash portion of the purchase price of the Dealer Loans. The financing provided to Warehouse Funding under the facility is limited to the lesser of 80% of the net book value of the contributed Dealer Loans or the facility limit.

      The agreement requires that certain amounts outstanding under the facility be refinanced within 360 days of the most recent renewal. The most recent renewal occurred on February 14, 2007, while the most recent refinancing occurred on April 12, 2007. If such financing does not occur, the transaction will cease to revolve, will amortize as collections are received and, at the option of the institutional investors, may be subject to acceleration and foreclosure.

      Warehouse Funding is liable for any amounts due under the facility. Even though Warehouse Funding and the Company are consolidated for financial reporting purposes, the financing is non-recourse to the Company. As Warehouse Funding is organized as a separate legal entity from the Company, assets of Warehouse Funding (including the conveyed Dealer Loans) will not be available to satisfy the general obligations of the Company. All of Warehouse Funding's assets have been encumbered to secure its obligations to its creditors.

      Interest on borrowings under the facility has been limited to a maximum rate of 6.75% through interest-rate-cap agreements executed in the first quarter of 2007. Warehouse Funding pays the Company a monthly servicing fee equal to 6% of the collections received with respect to the conveyed Dealer Loans. The fee is paid out of the collections. Except for the servicing fee and holdback payments due to dealer-partners, the Company does not have any rights in any portion of such collections.

TERM ABS 144A FINANCINGS

      In 2006 and 2007, three of our wholly owned subsidiaries-Credit Acceptance Funding LLC 2006-1, Credit Acceptance Funding LLC 2006-2 and Credit Acceptance Funding LLC 2007-1 (the "Funding LLCs") each completed a secured financing transaction in which they received $100.0 million. In connection with these transactions, we conveyed Dealer Loans to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC conveyed the Dealer Loans to a respective trust that issued $100.0 million in notes to qualified institutional investors. In each transaction, the notes were rated "Aaa" by Moody's Investor Service and "AAA" by Standard & Poor's Rating Services. Financial insurance policies were issued in connection with the transactions. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date.

      Each financing has a specified revolving period during which we may be required, and are likely, to convey additional Dealer Loans to each Funding LLC. Each Funding LLC will then convey them to their respective trust, to maintain the financing at the $100 million level. (The proceeds of the initial Dealer Loan conveyances to the Funding LLCs were used to purchase Dealer Loans, on an arm's-length basis, from Warehouse Funding.) At the end of the revolving period, the debt outstanding under each financing will begin to amortize.

      The financings create loans for which the trusts are liable and which are secured by all the assets of each trust. Such loans are non-recourse to the Company, even though the trusts, the Funding LLCs and the Company are consolidated for financial reporting purposes. Because the Funding LLCs are organized as separate legal entities from the Company, their assets (including the conveyed Dealer Loans) are not available to satisfy the Company's general obligations. The Company receives a monthly servicing fee on each financing equal to 6% of the collections received with respect to the conveyed Dealer Loans. The fee is paid out of the collections. Aside from the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in the collections. However, in its capacity as Servicer of the Dealer Loans, the Company does have a limited right to exercise a "clean-up call" option to purchase Dealer Loans from the Funding LLCs under certain specified circumstances. Alternatively, when a trust's underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. The collections will then be available to be distributed to the Company as the sole member of the respective Funding LLC. The table below sets forth certain additional details regarding the outstanding Term ABS 144A Financings.

                                   (UNAUDITED)

4. DEBT - (CONTINUED)

                                                      NET BOOK VALUE OF                                   EXPECTED
    TERM ABS 144A      ISSUE                             DEALER LOANS                                   ANNUALIZED
      FINANCING        NUMBER        CLOSE DATE       CONVEYED AT CLOSING        REVOLVING PERIOD          RATES *
--------------------   ------    ------------------   -------------------   --------------------------  -------------
Term ABS 144A 2006-1   2006-1    April 18, 2006           $133,500                6 months                  7.6%
                                                                            (Through October 16, 2006)


Term ABS 144A 2006-2   2006-2   November 21, 2006        $125,600                12 months                 7.4%
                                                                            (Through November 15, 2007)

Term ABS 144A 2007-1   2007-1   April 12, 2007           $125,700                 12 months                7.2%
                                                                            (Through April 15, 2008)

*   Includes underwriter's fees, insurance premiums and other costs.

RESIDUAL CREDIT FACILITY

      Another wholly owned subsidiary, Credit Acceptance Residual Funding LLC ("Residual Funding"), has a $50.0 million secured credit facility with an institutional investor. This facility allows Residual Funding to finance its purchase of trust certificates from special-purpose entities (the "Term SPEs") that have purchased Dealer Loans under our term securitization transactions. Historically, the Term SPEs' residual interests in Dealer Loans, represented by their trust certificates, have proven to have value that increases as their term securitization obligations amortize. This facility enables the Term SPEs to realize and distribute to us up to 65% of that increase in value prior to the time the related term securitization senior notes are paid in full.

      Residual Funding's interests in Dealer Loans, represented by its purchased trust certificates, are subordinated to the interests of term securitization senior noteholders. However, the entire arrangement is non-recourse to the Company. Residual Funding is organized as a separate legal entity from the Company. Therefore its assets, including purchased trust certificates, are not available to satisfy the Company's general obligations, even though Residual Funding and the Company are consolidated for financial reporting purposes.

MORTGAGE LOAN

      We have a mortgage loan from a commercial bank that is secured by a first-mortgage lien on our headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $6.5 million and $6.8 million outstanding on this loan as of June 30, 2007 and December 31, 2006, respectively. The loan matures on June 9, 2009, bears interest at a fixed rate of 5.35%, and requires monthly payments of $92,156 and a balloon payment at maturity for the balance of the loan.

CAPITAL LEASE OBLIGATIONS

      As of June 30, 2007, we had various capital lease obligations outstanding for computer equipment, with monthly payments totaling $63,000. The total amount of capital lease obligations outstanding as of June 30, 2007 and December 31, 2006 was $1.6 million and $1.8 million, respectively. These capital lease obligations bear interest at rates ranging from 7.23% to 8.71% and have maturity dates between July 2007 and June 2010.

LETTERS OF CREDIT

      Letters of credit are issued by a commercial bank syndicate and reduce amounts available under our revolving line of credit. As of June 30, 2007 and December 31, 2006, we had letters of credit outstanding of $0.4 million and $0.9 million, respectively. The letters of credit relate to reinsurance agreements. The letters of credit expire on May 26, 2008, at which time they will be automatically extended for a period of one year unless we are notified otherwise by the commercial bank syndicate.

                                   (UNAUDITED)

4. DEBT - (CONCLUDED)

DEBT COVENANTS

      As of June 30, 2007, we are in compliance with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of our assets to debt and a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges. The covenants also limit the maximum ratio of our funded debt to tangible net worth. Additionally, we must maintain, as of the end of each quarter, consolidated net income of not less than $1.00 for the two consecutive quarters then ending. Some of the debt covenants may indirectly limit the payment of dividends on common stock.

5. RELATED PARTY TRANSACTIONS

      In the normal course of our business, we have Dealer Loans with affiliated dealer-partners owned or controlled by: (i) our majority shareholder and Chairman; (ii) a member of the Chairman's immediate family; and (iii) our former President, Keith McCluskey. Mr. McCluskey resigned from his position with the Company effective September 1, 2006. Transactions with Mr. McCluskey are reported below through December 31, 2006. Our Dealer Loans to affiliated dealer-partners and nonaffiliated dealer-partners are on the same terms. A summary of related party Dealer Loan activity is as follows (in thousands):

                                    As of June 30, 2007      As of December 31, 2006
                                 -------------------------  -------------------------
                                 Affiliated                  Affiliated
                                 Dealer Loan      % of      Dealer Loan      % of
                                   balance    consolidated    balance    consolidated
                                 -----------  ------------  -----------  ------------

Affiliated Dealer Loan balance   $    17,797      2.2%      $    22,434      3.1%

                                      For the Three Months ended    For the Three Months ended
                                             June 30, 2007                June 30, 2006
                                     ---------------------------   ---------------------------
                                       Affiliated                    Affiliated
                                     dealer-partner      % of      dealer-partner      % of
                                        activity     consolidated     activity      consolidated
                                     --------------  ------------  -------------    ------------
New loans                            $        2,346       1.7%        $  3,760           3.3%

Affiliated dealer-partner revenue    $        1,195       2.5%        $  1,635           3.6%

Dealer holdback payments             $          466       2.5%        $    862           4.8%

                                      For the Six Months ended       For the Six Months ended
                                            June 30, 2007                  June 30, 2006
                                     ---------------------------   -----------------------------
                                       Affiliated                    Affiliated
                                     dealer-partner     % of       dealer-partner      % of
                                        activity     consolidated     activity      consolidated
                                     --------------  ------------  -------------    ------------
New loans                                $6,558          1.9%          $9,859           3.6%

Affiliated dealer-partner
 revenue                                 $2,413          2.5%          $3,229           3.6%

Dealer holdback payments                 $1,023          2.6%          $1,251           3.5%

      Beginning in 2002, entities owned by our majority shareholder and Chairman began offering secured lines of credit to third parties in a manner similar to a program previously offered by us. In December of 2004, our majority shareholder and Chairman sold his ownership interest in these entities; however he continues to have indirect control over these entities and has the right or obligation to reacquire the entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

                                   (UNAUDITED)

6. INCOME TAXES

      A reconciliation of the U.S. federal statutory rate to our effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                           JUNE 30,                   JUNE 30,
                                      -----------------           ----------------
                                      2007         2006           2007       2006
                                      -----       -----           -----     ------
U.S. federal statutory rate           35.0%        35.0%          35.0%     35.0%
State income taxes                     3.9         (0.8)           4.0       0.2
Other                                   --          0.4           (3.3)      0.4
                                      ----         ----           ----      ----
Effective tax rate                    38.9%        34.6%          35.7%     35.6%
                                      ====         ====           ====      ====

      The differences between the U.S. federal statutory rate and our consolidated effective tax rate are primarily related to state income taxes and reserves for uncertain tax positions that are included in the provision for income taxes. The effective tax rate of 34.6% for the three months ended June 30, 2006 was lower than 38.9% for the three months ended June 30, 2007 due to a reduction of state tax liability as a result of a settlement during the second quarter of 2006.

      We adopted FIN 48 on January 1, 2007. As a result of the implementation, we recognized a $0.1 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effect of FIN 48 implementation, at the beginning of 2007, we had approximately $10.0 million of total gross unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate in future periods. During the three and six months ended June 30, 2007, we recorded additional increases in the unrecognized tax benefit of $0.7 million and $1.2 million that resulted in a total of $11.2 million of gross unrecognized benefit as of June 30, 2007.

      We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2001. Substantially all material state and local tax matters have been concluded for years through 2002 and foreign tax matters have been concluded through 2000. The federal income tax returns for 2004 and 2005 are currently under examination. The examination began during the first quarter of 2007 and we believe that it is unlikely to be completed by the end of 2007.

     We recognize interest and penalties related to income tax matters in provision for income taxes expense. As of January 1, 2007, upon the FIN 48 implementation, we had approximately $2.1 million and $0.9 million of accrued interest and penalties, respectively, related to uncertain tax positions. During the three months and six month ended June 30, 2007, we recorded an additional $0.3 million and $0.4 million of interest and $0.1 million and $0.2 million of penalties, respectively, related to uncertain tax matters.

                                   (UNAUDITED)

7. CAPITAL TRANSACTIONS

      NET INCOME PER SHARE

      Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the total of the weighted average number of common shares and dilutive common stock equivalents outstanding. Dilutive common stock equivalents included in the computation represent shares issuable upon assumed exercise of stock options that would have a dilutive effect using the treasury stock method. The share effect is as follows:

                                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                    JUNE 30,                        JUNE 30,
                                                                          -------------------------       -------------------------
                                                                             2007            2006            2007            2006
                                                                          ----------     ----------       ----------     ----------
Weighted average common shares outstanding                                30,140,590     32,979,572       30,097,387     34,554,605
Common stock equivalents                                                   1,171,549      2,454,372        1,200,097      2,475,351
                                                                          ----------     ----------       ----------     ----------
Weighted average common shares and common stock equivalents               31,312,139     35,433,944       31,297,484     37,029,956
                                                                          ==========     ==========       ==========     ==========

There were no stock options that would be anti-dilutive for the three and six months ended June 30, 2007 or the three and six months ended June 30, 2006.

      STOCK COMPENSATION PLANS

      Pursuant to our Incentive Compensation Plan (the "Incentive Plan"), which was approved by shareholders on May 13, 2004, we reserved 1.0 million shares of our common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014.

      During the six months ended June 30, 2007, we granted 56,669 shares of restricted stock to employees and officers under the Incentive Plan, all of which vest over a three year period. During the six months ended June 30, 2007, 637 restricted stock shares vested. At June 30, 2007 and December 31, 2006, we had 202,626 and 146,028 shares of restricted stock outstanding, respectively. Shares available for future grants under the Incentive Plan totaled 497,303 at June 30, 2007. We recognized $0.4 million and $0.4 million of expense related to restricted stock grants during the three and six months ended June 30, 2007.

      On February 22, 2007, the Compensation Committee approved an award of 300,000 restricted stock units to our Chief Executive Officer. Each restricted stock unit represents and has a value equal to one share of our common stock. The restricted stock units will be earned over a five year period based upon the annual increase in our adjusted economic profit. Any earned shares will be distributed on February 22, 2014. We recognized $1.0 million and $1.4 million of expense related to the award of restricted stock units during the three and six months ended June 30, 2007, respectively.

      STOCK REPURCHASES

      Our board of directors approved a stock repurchase program which authorizes us to purchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. On May 24, 2007, our board of directors authorized the repurchase of up to $30 million of our common stock in addition to the board's prior authorizations. As of June 30, 2007, we have authorization to repurchase up to $36.4 million of our common stock. As of June 30, 2007, we have repurchased approximately 20.1 million shares under the stock repurchase program at a cost of $391.9 million. Included in the stock repurchases to date are 12.5 million shares of common stock purchased through four modified Dutch auction tender offers at a cost of $304.4 million.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
                                   (UNAUDITED)

8. BUSINESS SEGMENT INFORMATION

      We have two reportable business segments: United States and Other. The United States segment primarily consists of the United States automobile financing business. The Other segment consists of the following: a United Kingdom automobile financing business, an automobile leasing business, a Canadian automobile financing business and a business that provided secured lines of credit and floorplan financing. We are currently liquidating all businesses classified in the Other segment.

      Selected segment information is set forth below (in thousands):

                                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                          JUNE 30,              JUNE 30,
                                                                                  --------------------    --------------------
                                                                                    2007        2006       2007        2006
                                                                                  --------    --------    --------    --------
Revenue:
 United States                                                                    $ 58,249    $ 54,867    $115,562    $107,909
 Other                                                                                  37         214          75         198
                                                                                  --------    --------    --------    --------
  Total revenue                                                                   $ 58,286    $ 55,081    $115,637    $108,107
                                                                                  ========    ========    ========    ========
Income from continuing operations before provision for income taxes:
 United States                                                                    $ 20,324    $ 26,851    $ 43,248    $ 54,063
 Other                                                                                 107         212         102         133
                                                                                  --------    --------    --------    --------
  Total income from continuing operations before provision for income taxes       $ 20,431    $ 27,063    $ 43,350    $ 54,196
                                                                                  ========    ========    ========    ========

                                                 AS OF                          AS OF
                                             JUNE 30, 2007                DECEMBER 31, 2006
                                             -------------                -----------------
Segment Assets
 United States                                  $ 855,653                     $ 724,008
 Other                                                944                         1,205
                                             -------------                 -------------
  Total Assets                                  $ 856,597                     $ 725,213
                                             =============                 =============

9. DEBT ISSUANCE COSTS

      As of June 30, 2007 and December 31, 2006, deferred debt issuance costs were $2.2 million (net of amortization expense of $5.2 million) and $3.0 million (net of amortization expense of $4.1 million), respectively. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.


10. COMPREHENSIVE INCOME

      Our comprehensive income information is set forth below (in thousands):

                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                        JUNE 30,                           JUNE 30,
                                                               -------------------------         -------------------------
                                                                 2007             2006             2007             2006
                                                               --------         --------         --------         --------
Net income                                                     $ 12,330         $ 17,606         $ 27,690         $ 34,803
  Unrealized (loss) gain on securities available for
sale                                                                 (7)              (9)               4              (28)
                                                               --------         --------         --------         --------
Comprehensive income                                           $ 12,323         $ 17,597         $ 27,694         $ 34,775
                                                               ========         ========         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

      Since 1972, we have provided auto loans to consumers, regardless of their credit history. Our product is offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our product, but who actually end up qualifying for traditional financing.

      We are an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the dealer-partner and immediately assigned to us. Typically, the compensation paid to the dealer-partner in exchange for the Consumer Loan is paid in two parts. For the majority of our loans, a portion of the compensation is paid at the time of origination, and a portion is paid over time. The amount paid at the time of origination is called an advance; the portion paid over time based on the performance of the loan is called dealer holdback.

      For accounting purposes, the transactions described above are not considered to be loans to consumers. Instead, our accounting reflects that of a lender to the dealer-partner. This classification for accounting purposes is primarily a result of (i) the dealer-partner's financial interest in the Consumer Loan and (ii) certain elements of our legal relationship with the dealer-partner. The cash amount advanced to the dealer-partner is recorded as an asset on our balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the amount of the Dealer Loan recorded in Loans receivable.

      A modest percentage of Consumer Loans in the United States are assigned to us in exchange for a single payment at the time of origination. Because the dealer-partner does not retain a financial interest in loans acquired in this manner, these loans are considered to be Purchased Loans for accounting purposes.

      Critical success factors for us include access to capital and the ability to accurately forecast Consumer Loan performance. Our strategy for accessing the capital required to grow is to: (i) maintain consistent financial performance,
(ii) maintain modest financial leverage, and (iii) maintain multiple funding sources. Our funded debt to equity ratio is 2:1 at June 30, 2007. We currently fund our business through four primary sources of financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) a revolving secured warehouse facility with institutional investors; (iii) Rule 144A asset backed securitizations with qualified institutional investors; and (iv) a residual credit facility.

      The ability to accurately forecast Consumer Loan performance is critical. At the time of Consumer Loan acceptance, we forecast future expected cash flows from the Consumer Loan. Based on these forecasts, an advance is made to the related dealer-partner at a level designated to achieve an acceptable return on capital. If Consumer Loan performance equals or exceeds our original expectation, it is likely our target return on capital will be achieved.

CONSUMER LOAN PERFORMANCE

      Although the majority of loan originations are recorded in our financial statements as Dealer Loans, each transaction starts with a loan from the dealer-partner to the individual purchasing the vehicle. Since the cash flows available to repay the Dealer Loans are generated, in most cases, from the underlying Consumer Loan, the performance of the Consumer Loans is critical to our financial results. The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that have been realized as of June 30, 2007. Payments of dealer holdback and accelerated payments of dealer holdback are not included in the advance percentage paid to the dealer-partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

                                 As of June 30, 2007
               ------------------------------------------------------
  Year of       Forecasted                              % of Forecast
Origination    Collection %    Advance %    Spread %      Realized
-----------    ------------    ---------    --------    -------------
   1997           58.4%          47.9%        10.5%         99.9%
   1998           67.5%          46.1%        21.4%         99.5%
   1999           72.4%          48.7%        23.7%         98.7%
   2000           72.9%          47.9%        25.0%         98.0%
   2001           67.8%          46.0%        21.8%         97.3%
   2002           71.0%          42.2%        28.8%         97.0%
   2003           74.4%          43.4%        31.0%         96.3%
   2004           74.0%          44.0%        30.0%         88.9%
   2005           74.1%          46.9%        27.2%         74.5%
   2006           70.7%          46.6%        24.1%         39.9%
   2007           70.4%          46.4%        24.0%          7.2%

      Accurately forecasting future collection rates is critical to our success. The risk of a forecasting error declines as Consumer Loans age. For example, the risk of a material forecasting error for business written in 1999 is very small since 98.7% of the total amount forecasted has already been realized. In contrast, our forecast for recent Consumer Loans is less certain. If we produce disappointing operating results, it will likely be because we overestimated future Consumer Loan performance. Although we believe our forecasted collection rates are as accurate as possible, there can be no assurance that our estimates will be accurate or that Consumer Loan performance will be as expected.

      A wider spread between the forecasted collection rate and the advance rate reduces our risk of credit losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of losses, but it does reduce the risk significantly. While the spread has decreased from 2003 to 2007, we believe it is still at a sufficient level to minimize our risk of being able to recover the cash advance.

      The following tables compare our forecast of Consumer Loan collection rates as of June 30, 2007 with the forecast as of March 31, 2007 and as of December 31, 2006:

                            June 30, 2007             March 31, 2007
Loan Origination Year   Forecasted Collection %   Forecasted Collection %   Variance
---------------------   -----------------------   -----------------------   --------
        1997                     58.4%                     58.4%              0.0 %
        1998                     67.5%                     67.4%              0.1 %
        1999                     72.4%                     72.4%              0.0 %
        2000                     72.9%                     72.9%              0.0 %
        2001                     67.8%                     67.8%              0.0 %
        2002                     71.0%                     70.8%              0.2 %
        2003                     74.4%                     74.3%              0.1 %
        2004                     74.0%                     74.1%             (0.1)%
        2005                     74.1%                     74.0%              0.1 %
        2006                     70.7%                     71.0%             (0.3)%

                            June 30, 2007           December 31, 2006
Loan Origination Year   Forecasted Collection %   Forecasted Collection %   Variance
---------------------   -----------------------   -----------------------   --------
        1997                     58.4%                     58.4%              0.0 %
        1998                     67.5%                     67.5%              0.0 %
        1999                     72.4%                     72.4%              0.0 %
        2000                     72.9%                     73.0%             (0.1)%
        2001                     67.8%                     67.7%              0.1 %
        2002                     71.0%                     70.7%              0.3 %
        2003                     74.4%                     74.2%              0.2 %
        2004                     74.0%                     73.9%              0.1 %
        2005                     74.1%                     74.2%*            (0.1)%
        2006                     70.7%                     71.1%*            (0.4)%
        2007                     70.4%                     69.9%**            0.5 %

* These forecasted collection percentages differ from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and our 2006 earnings release as they have been revised for a seasonality factor. This seasonality factor was first applied during the first quarter of 2007. The following table compares our forecast of Consumer Loan collection rates as of June 30, 2007, with the forecast as of December 31, 2006 without the revised seasonality factors:

Loan Origination Year   June 30, 2007   December 31, 2006   Variance
---------------------   -------------   -----------------   --------
        2005                74.2%            73.8%           0.4 %
        2006                70.8%            70.5%           0.3 %

     Forecasted collection percentages prior to 2005 are not materially impacted by the seasonality factors.

** Collection percentage represents the initial forecasted collection percentage determined at origination for 2007 originations.

     Collection results were generally consistent with our expectations.

      We modified our loan pricing model during the third quarter of 2006. As a result, loan originations during the three and six months ended June 30, 2007 are larger, have a lower return on capital, and have a smaller spread than loans originated during the same periods in 2006. Consumer Loan unit volume also increased during these periods and we believe this higher volume was primarily due to the pricing modification.

      There were no other material changes in our credit policy or pricing during 2007 that impacted the financial results for the three and six months ended June 30, 2007, other than routine changes designed to maintain profitability levels.

RESULTS OF OPERATIONS

    Three and Six Months Ended June 30, 2007 Compared to Three and Six Months
                              Ended June 30, 2006

      The following is a discussion of the results of operations and income statement data for the Company on a consolidated basis.

                                                                      THREE MONTHS             THREE MONTHS
                                                                         ENDED                    ENDED
                                                                        JUNE 30,       % OF      JUNE 30,       % OF
(Dollars in thousands, except per share data)                             2007       REVENUE       2006       REVENUE
                                                                      ------------   -------   ------------   -------
REVENUE:
   Finance charges                                                    $    54,084      92.8%   $    47,919      87.0%
   License fees                                                                84       0.1          3,204       5.8
   Other income                                                             4,118       7.1          3,958       7.2
                                                                      -----------     -----    -----------     -----
           Total revenue                                                   58,286     100.0         55,081     100.0
COSTS AND EXPENSES:
   Salaries and wages                                                      13,092      22.5          9,965      18.1
   General and administrative                                               7,359      12.6          6,297      11.4
   Sales and marketing                                                      4,144       7.1          3,406       6.2
   Provision for credit losses                                              3,798       6.5          2,641       4.8
   Interest                                                                 9,463      16.2          5,660      10.3
   Other expense                                                               33       0.1             55       0.1
                                                                      -----------     -----    -----------     -----
           Total costs and expenses                                        37,889      65.0         28,024      50.9
                                                                      -----------     -----    -----------     -----

Operating income                                                           20,397      35.0         27,057      49.1
   Foreign currency gain                                                       34       0.1              6         -
                                                                      -----------     -----    -----------     -----
Income from continuing operations before provision for income taxes        20,431      35.1         27,063      49.1
   Provision for income taxes                                               7,938      13.6          9,364      17.0
                                                                      -----------     -----    -----------     -----
Income from continuing operations                                          12,493      21.5         17,699      32.1
                                                                      -----------     -----    -----------     -----
Discontinued operations
   Loss from discontinued United Kingdom operations                          (233)     (0.4)          (132)     (0.2)
   Credit for income taxes                                                    (70)     (0.1)           (39)     (0.1)
                                                                      -----------     -----    -----------     -----
   Loss on discontinued operations                                           (163)     (0.3)           (93)     (0.1)
                                                                      -----------     -----    -----------     -----
Net income                                                            $    12,330      21.2%   $    17,606      32.0%
                                                                      ===========     =====    ===========     =====
Net income per common share:
   Basic                                                              $      0.41              $      0.53
                                                                      ===========              ===========
   Diluted                                                            $      0.39              $      0.50
                                                                      ===========              ===========

Income from continuing operations per common share:
   Basic                                                              $      0.41              $      0.54
                                                                      ===========              ===========
   Diluted                                                            $      0.40              $      0.50
                                                                      ===========              ===========

Loss from discontinued operations per common share:
   Basic                                                              $     (0.01)             $     (0.00)
                                                                      ===========              ===========
   Diluted                                                            $     (0.01)             $     (0.00)
                                                                      ===========              ===========

Weighted average shares outstanding:
   Basic                                                               30,140,590               32,979,572
   Diluted                                                             31,312,139               35,433,944

RESULTS OF OPERATIONS

                                                                      SIX MONTHS               SIX MONTHS
                                                                         ENDED                    ENDED
                                                                       JUNE 30,       % OF       JUNE 30,      % OF
(Dollars in thousands, except per share data)                            2007        REVENUE       2006       REVENUE
                                                                      ------------   -------   ------------   -------
REVENUE:
   Finance charges                                                    $   105,497      91.3%   $    93,926      86.9%
   License fees                                                               166       0.1          6,101       5.6
   Other income                                                             9,974       8.6          8,080       7.5
                                                                      -----------     -----    -----------     -----
           Total revenue                                                  115,637     100.0        108,107     100.0
COSTS AND EXPENSES:
   Salaries and wages                                                      24,953      21.4         20,559      19.1
   General and administrative                                              13,276      11.5         13,062      12.1
   Sales and marketing                                                      8,616       7.5          7,765       7.2
   Provision for credit losses                                              7,671       6.6          3,165       2.9
   Interest                                                                17,751      15.4          9,234       8.5
   Other expense                                                               58       0.1            137       0.1
                                                                      -----------     -----    -----------     -----
           Total costs and expenses                                        72,325      62.5         53,922      49.9
                                                                      -----------     -----    -----------     -----

Operating income                                                           43,312      37.5         54,185      50.1
   Foreign currency gain                                                       38         -             11         -
                                                                      -----------     -----    -----------     -----
Income from continuing operations before provision for income taxes        43,350      37.5         54,196      50.1
   Provision for income taxes                                              15,470      13.4         19,292      17.8
                                                                      -----------     -----    -----------     -----
Income from continuing operations                                          27,880      24.1         34,904      32.3
                                                                      -----------     -----    -----------     -----
Discontinued operations
   Loss from discontinued United Kingdom operations                          (271)     (0.2)          (145)     (0.1)
   Credit for income taxes                                                    (81)        -            (44)        -
                                                                      -----------     -----    -----------     -----
   Loss on discontinued operations                                           (190)     (0.2)          (101)     (0.1)
                                                                      -----------     -----    -----------     -----
Net income                                                            $    27,690      23.9%   $    34,803      32.2%
                                                                      ===========     =====    ===========     =====
Net income per common share:
   Basic                                                              $      0.92              $      1.01
                                                                      ===========              ===========
   Diluted                                                            $      0.88              $      0.94
                                                                      ===========              ===========

Income from continuing operations per common share:
   Basic                                                              $      0.93              $      1.01
                                                                      ===========              ===========
   Diluted                                                            $      0.89              $      0.94
                                                                      ===========              ===========

Loss from discontinued operations per common share:
   Basic                                                              $     (0.01)             $     (0.00)
                                                                      ===========              ===========
   Diluted                                                            $     (0.01)             $     (0.00)
                                                                      ===========              ===========

Weighted average shares outstanding:
   Basic                                                               30,097,387               34,554,605
   Diluted                                                             31,297,484               37,029,956

      For the three months ended June 30, 2007, net income decreased to $12.3 million, or $0.39 per diluted share, compared to $17.6 million, or $0.50 per diluted share, for the same period in 2006. The decrease in net income primarily reflects the following:

      - The average size of our loan portfolio grew 23.3%. Finance charges grew by 12.9%. Finance charges grew slower than loans receivable as a result of pricing changes implemented during the third quarter of 2006.

      - Operating expenses increased 25.1%, primarily due to costs associated with additional headcount to support our growth as well as increased stock compensation expense.

      - We increased our use of debt through share repurchases. The average ratio of debt to equity for the three months increased from 0.9 to
            2.0. Increased debt levels caused interest expense to increase $3.8 million.

      - We changed how we account for our license fees due to changing our methodology of collecting fees from our dealer-partners. This change reduced revenue by $2.7 million.

      For the six months ended June 30, 2007, net income decreased to $27.7 million, or $0.88 per diluted share, compared to $34.8 million, or $0.94 per diluted share, for the same period in 2006. The decrease in net income primarily reflects the following:

      - The average size of our loan portfolio grew 19.3%. Finance charges grew by 12.3%. Finance charges grew slower than loans receivable as a result of pricing changes implemented during the third quarter of 2006.

      - Operating expenses increased 13.2%, primarily due to costs associated with additional headcount to support the growth as well as increased stock compensation expense.

      - We increased our use of debt through share repurchases. The average ratio of debt to equity for the six months increased from 0.7 to
            2.0. Increased debt levels caused interest expense to increase $8.5 million.

      - We changed how we account for our license fees due to changing our methodology of collecting fees from our dealer-partners. This change reduced revenue by $5.3 million.

      Finance Charges. The increase for the three months was primarily due to a 23.3% increase in the average size of the combined Dealer and Purchased Loan portfolio as a result of an increase in the number of active dealer-partners and an increase in the average loan size. The increase was partially offset by a 270 basis point decrease in the combined average yield on Dealer and Purchased Loans primarily due to pricing changes implemented during the third quarter of 2006. The increase for the six months was primarily due to a 19.3% increase in the average size of the combined Dealer and Purchased Loan portfolio as a result of an increase in the number of active dealer-partners and an increase in the average loan size. The increase was partially offset by a 180 basis point decrease in the combined average yield on Dealer and Purchased Loans primarily due to pricing changes implemented during the third quarter of 2006.

      The following table summarizes the changes in active dealer-partners and corresponding Consumer Loan unit volume for the three months ended June 30, 2007 and 2006:

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      ---------------------------
                                                                       2007      2006    % CHANGE
                                                                      -------   ------   --------
Consumer Loan unit volume                                             25,053   20,176      24.2%
Active dealer-partners (1)                                             1,955    1,510      29.5%
                                                                      ------   ------
Average volume per dealer-partner                                       12.8     13.4      -4.5%

Consumer Loan unit volume from dealer-partners active both periods    15,967   15,898       0.4%

Dealer-partners active both periods                                    1,022    1,022       0.0%
                                                                      ------   ------
Average volume per dealer-partner active both periods                   15.6     15.6       0.0%

Consumer Loan unit volume from new dealer-partners                     4,331    1,085     299.2%
New active dealer-partners (2)                                           536      188     185.1%
                                                                      ------   ------
Average volume per new active dealer-partner                             8.1      5.8      39.7%

Attrition (3)                                                          -21.2%   -19.9%

(1) Active dealer-partners are dealer-partners who submit at least one Consumer Loan during the period.

(2) New active dealer-partners are dealer-partners that have enrolled in our program and have submitted their first Consumer Loan to us during the period.

(3) Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from dealer-partners who submitted at least one Consumer Loan during the comparable period of the prior year but who submitted no Consumer Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

      Dealer-partners that enroll in our program have the option to pay an initial $9,850 enrollment fee or can defer their fee. Dealer-partners choosing the latter option agree to allow us to keep 50% of the first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after 100 Consumer Loans have been originated and assigned to us. While we will lose enrollment fee revenue on those dealer-partners choosing this option and not reaching 100 Consumer Loans or otherwise failing to qualify for a Portfolio Profit Express payment, we estimate that we will realize higher per dealer-partner enrollment fee revenue from those dealer-partners choosing this option and qualifying for a Portfolio Profit Express payment. Based on the historical average of Portfolio Profit Express payments, we expect average enrollment fee revenue per dealer-partner for those dealer-partners electing the deferred option and reaching 100 Consumer Loans will be approximately $13,000. Through June 30, 2007, 56 dealer-partners that have enrolled under the deferred option have earned Portfolio Profit Express payments. Half of these payments averaged $13,000 per dealer-partner. Approximately 80% of the dealer-partners that enrolled during the second quarter of 2007 took advantage of the deferred enrollment option.

      License Fees. License fees represent CAPS fees charged to dealer-partners on a monthly basis. The decreases were primarily due to a change in our method of collecting the monthly CAPS fee. Effective January 1, 2007, we implemented a change designed to positively impact dealer-partner attrition. We continue to charge a monthly fee of $599, but instead of collecting and recognizing the revenue from the fee in the current period, we collect it from future dealer holdback payments. As a result of this change, we now record license fees as a yield adjustment, recognizing these fees as finance charge revenue over the term of the Dealer Loan. We recognized a small amount of license fee revenue related to dealer-partners originating Purchased Loans. The decreases in license fees were partially offset by increases in finance charges of $0.4 million and $0.6 million for the three and six months as a result of this change.

      To allow shareholders to more precisely track our financial performance and make comparisons between periods possible, we will provide non-GAAP adjusted license fees reflecting the amount of revenue that would have been recognized if the license fees had always been recorded as a yield adjustment. For the three and six months ended June 30, 2007 and 2006, total revenue would have changed as follows:

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                         JUNE 30,                 JUNE 30,
                                 ----------------------   ----------------------
(Dollars in thousands)              2007        2006         2007        2006
                                 ---------   ---------    ---------   ---------
Total revenue                    $  58,286   $  55,081    $ 115,637   $ 108,107
License fee yield adjustment         1,816        (968)       4,300      (2,019)
                                 ---------   ---------    ---------   ---------
Adjusted total revenue           $  60,102   $  54,113    $ 119,937   $ 106,088
                                 =========   =========    =========   =========

      Other Income. The increase for the six months is primarily related to profit sharing payments received from ancillary product providers during the first quarter of 2007. The amounts received in the first quarter of 2007 are the first profit sharing amounts we have received under this arrangement. Future payments of this kind are not estimable, and will therefore be recorded as revenue when received. No additional payments are expected in 2007. The increase for the six months is also due to interest earnings on restricted cash related to the Company's secured borrowings.

      Salaries and Wages. The increases in salaries and wages, as a percentage of revenue, for the three and six months were primarily due to an increase in stock compensation expense primarily related to restricted stock awards granted in the first quarter of 2007 and an increase in servicing salaries, as a percentage of revenue, as a result of an increase in headcount due to loan volume growing at a faster rate than revenue.

      General and Administrative. The increase, as a percentage of revenue, for the three months was primarily due to an increase in data processing and other expenses related to investments in new systems and processes to support growth initiatives. These increases were partially offset by a decrease in depreciation expense due to a decrease in the depreciable asset base. The decrease, as a percentage of revenue, for the six months, was primarily due to a decrease in depreciation expense partially offset by an increase in data processing expenses.

      Sales and Marketing. The increases, as a percentage of revenue, for the three and six months were primarily due to an increase in sales commissions as a result of an increase in Consumer Loan unit volume partially offset by a decrease in dealer-partner support products and services expenses as a result of less utilization of these services by our dealer-partners.

      Provision for Credit Losses. The increases in the provision for the three months and six months were primarily due to increases in the provision for credit losses required to reduce the carrying value of the Dealer Loans to maintain the initial yield established at the inception of each Dealer Loan.

      Interest. The increases for the three and six months were primarily due to increases in the amount of average outstanding debt as a result of borrowings used to fund stock repurchases during 2006 and new Dealer Loan originations. The increases in interest expense were partially offset by the decreased impact of fixed fees on our secured financings and line of credit facility primarily due to higher outstanding borrowings.

      Provision for Income Taxes. The effective tax rate increased to 38.9% from 34.6% for the three months ended June 30, 2007 and remained comparable at 35.7% and 35.6% for the six months ended June 30, 2007 and June 30, 2006, respectively. The increase for the three months was primarily due to a reduction of state tax liability as a result of a settlement during the second quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings through four primary sources of financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) a revolving secured warehouse facility with institutional investors; (iii) Rule 144A asset backed securitizations with qualified institutional investors; and (iv) a residual credit facility. Our principal need for capital is to fund Dealer Loan and Purchased Loan originations, for the payment of dealer holdback, and to fund stock repurchases. In addition, on February 9, 2007 we signed a Memorandum of Understanding to settle a consumer class action lawsuit discussed in Part II Item 1 of this Report. We have agreed to pay $12.5 million in full and final settlement of all claims against the Company. The settlement remains subject to court approval.

      Our cash and cash equivalents decreased to $1.8 million as of June 30, 2007 from $8.5 million at December 31, 2006. Our total balance sheet indebtedness increased to $485.1 million at June 30, 2007 from $392.2 million at December 31, 2006. This increase was primarily a result of borrowings used to fund new loan originations in 2007.

      Restricted Cash and Cash Equivalents increased to $72.3 million as of June 30, 2007 from $45.6 million at December 31, 2006. The balance consists of: i) $44.7 million of cash collections related to secured financings, ii) $15.0 million of cash held in trusts for future vehicle service claims, and iii) $12.6 million held in escrow related to the Memorandum of Understanding mentioned above. The claims reserve associated with the trusts and the $12.6 million related to the settlement are included in accounts payable and accrued liabilities in the consolidated balance sheets.

RESTRICTED SECURITIES

      Restricted securities consist primarily of cash related to amounts held in trusts for future vehicle service contract claims. We determine the appropriate classification of our investments in debt and equity securities at the time of purchase and reevaluate such determinations at each balance sheet date. Debt securities for which we do not have the intent or ability to hold to maturity are classified as available for sale, and stated at fair value with unrealized gains and losses, net of income taxes included in the determination of comprehensive income and reported as a component of shareholders' equity.

      Restricted securities available for sale consisted of the following:

                                                              AS OF JUNE 30, 2007
                                                 ----------------------------------------------
                                                             GROSS       GROSS
                                                           UNREALIZED   UNREALIZED   ESTIMATED
(in thousands)                                    COST       GAINS       LOSSES      FAIR VALUE
                                                 -------   ----------   ----------   ----------
US Government and agency securities              $ 1,930    $     -      $   (8)      $  1,922
Corporate bonds                                    1,883          -         (42)         1,841
                                                 -------    -------      ------       --------
Total restricted securities available for sale   $ 3,813    $     -      $  (50)      $  3,763
                                                 =======    =======      ======       ========

                                                              AS OF DECEMBER 31, 2006
                                                 ----------------------------------------------
                                                             GROSS        GROSS
                                                           UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST        GAINS      LOSSES      FAIR VALUE
                                                 -------   ----------   ----------   ----------
US Government and agency securities              $ 1,578    $     -      $    (8)     $  1,570
Corporate bonds                                    2,041          -          (47)        1,994
                                                 -------    -------      -------      --------
Total restricted securities available for sale   $ 3,619    $     -      $   (55)     $  3,564
                                                 =======    =======      =======      ========

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

                                                          AS OF JUNE 30, 2007      AS OF DECEMBER 31, 2006
                                                        ----------------------     -----------------------
                                                                    ESTIMATED                   ESTIMATED
(in thousands)                                           COST       FAIR VALUE      COST       FAIR VALUE
                                                        -------     ----------     -------     -----------
Contractual Maturity
    Within one year                                     $   842      $   847       $   898       $   893
    Over one year to five years                           2,971        2,916         2,721         2,671
    Over five years to ten years                              -            -             -             -
    Over ten years                                            -            -             -             -
                                                        -------      -------       -------       -------
       Total restricted securities available for sale   $ 3,813      $ 3,763       $ 3,619       $ 3,564
                                                        =======      =======       =======       =======

CONTRACTUAL OBLIGATIONS

      In addition to the balance sheet indebtedness as of June 30, 2007, we also have contractual obligations resulting in future minimum payments under operating leases. A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

                                                      PAYMENTS DUE BY PERIOD
                                               ---------------------------------------------
                                     TOTAL      <1 YEAR    1-3 YEARS   3-5 YEARS   >5 YEARS
                                   ---------   ---------   ---------   ---------   ---------
Long-term debt obligations (1)     $ 483,583   $ 325,517   $ 158,066    $     -     $    -
Capital lease obligations              1,565         608         957          -          -
Operating lease obligations            1,359         387         972          -          -
Purchase obligations                       -           -           -          -          -
Other long-term obligations (2)            -           -           -          -          -
                                   ---------   ---------   ---------    -------     ------
 Total contractual obligations     $ 486,507   $ 326,512   $ 159,995    $     -     $    -
                                   =========   =========   =========    =======     ======

(1) Long-term debt obligations included in the above table consist solely of principal repayments. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 4 in the consolidated financial statements, which is incorporated herein by reference. Based on the amount of debt outstanding and the interest rates as of June 30, 2007, interest is expected to be approximately $7.1 million during 2007 and $5.6 million during 2008 and 2009.

(2) We have contractual obligations to pay dealer holdback to our dealer-partners; however, as payments of dealer holdbacks are contingent upon the receipt of customer payments and the repayment of advances, these obligations are excluded from the table above.

CRITICAL ACCOUNTING ESTIMATES

      Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the recognition of finance charge revenue and the allowance for credit losses. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006 discusses several critical accounting policies, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

FORWARD-LOOKING STATEMENTS

      We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of operations. When we use any of the words "may," "will," "should," "believe," "expect," "anticipate," "assume," "forecast," "estimate," "intend," "plan" or similar expressions, we are making forward-looking statements.

      We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2006, other risk factors discussed herein or listed from time to time in our reports filed with the Securities and Exchange Commission and the following:

            - Our inability to accurately forecast the amount and timing of future collections could have a material adverse effect on our results of operations.

            - Due to increased competition from traditional financing sources and non-traditional lenders, we may not be able to compete successfully.

            - Our ability to maintain and grow the business is dependent on our ability to continue to access funding sources and obtain capital on favorable terms.

            - We may not be able to generate sufficient cash flow to service our outstanding debt and fund operations.

            - The substantial regulation to which we are subject limits the business, and such regulation or changes in such regulation could result in potential liability.

            - Adverse changes in economic conditions, or in the automobile or finance industries or the non-prime consumer finance market, could adversely affect our financial position, liquidity and results of operations and our ability to enter into future financing transactions.

            - Litigation we are involved in from time to time may adversely affect our financial condition, results of operations and cash flows.

            - We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional personnel could adversely affect our ability to operate profitably.

            - Natural disasters, acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations.

      Other factors not currently anticipated by management may also materially and adversely affect our results of operations. We do not undertake, and expressly disclaim any obligation, to update or alter our statements whether as a result of new information, future events or otherwise, except as required by applicable law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

      Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2006 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

  Evaluation of disclosure controls and procedures.

      We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report to cause the material information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

      Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      In October 2006, the Company and plaintiffs' counsel commenced settlement discussions, agreeing to use a third party facilitator in face to face discussions in November and December 2006. These discussions led to the execution of a February 9, 2007 Memorandum of Understanding whereby the parties agreed to settle the lawsuit. The Company, without any admission of liability, agreed to pay $12.5 million in full and final settlement of all claims against the Company. The Court entered an order preliminarily approving the proposed class settlement on June 7, 2007. The settlement remains subject to final court approval.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      STOCK REPURCHASES

      Our board of directors approved a stock repurchase program which authorizes us to purchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. On May 24, 2007, our board of directors authorized the repurchase of up to $30 million of our common stock in addition to the board's prior authorizations. As of June 30, 2007, we have authorization to repurchase up to $36.4 million of our common stock. As of June 30, 2007, we have repurchased approximately 20.1 million shares under the stock repurchase program at a cost of $391.9 million. Included in the stock repurchases to date are 12.5 million shares of common stock purchased through four modified Dutch tender offers at a cost of $304.4 million.

      The following table summarizes stock repurchases for the three months ended June 30, 2007:

                                                           TOTAL NUMBER OF      MAXIMUM DOLLAR VALUE
                                                         SHARES PURCHASED AS    THAT MAY YET BE USED
                           TOTAL NUMBER                    PART OF PUBLICLY      TO PURCHASE SHARES
                             OF SHARES    AVERAGE PRICE    ANNOUNCED PLANS         UNDER THE PLANS
          PERIOD             PURCHASED   PAID PER SHARE      OR PROGRAMS             OR PROGRAMS
-------------------------  ------------  --------------  -------------------    --------------------
April 1 to April 30, 2007         -         $      -                   -           $ 8,631,953

May 1 to May 31, 2007             -                -                   -            38,631,953

June 1 to June 30, 2007      84,254            26.38              84,254            36,409,212
                             ------         --------             -------
                             84,254         $  26.38              84,254
                             ======         ========             =======

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our Annual Meeting of Shareholders on May 24, 2007 at which the shareholders considered the election of five directors. Each of the five nominees was elected. The following table summarizes the votes for the election:

Nominee                        Votes For          Votes Withheld
-------------------------     ----------          --------------
Donald A. Foss                23,219,249              53,241
Glenda J. Chamberlain         23,233,429              39,061
Brett A. Roberts              23,251,909              20,581
Thomas N. Tryforos            23,178,505              93,985
Scott J. Vassalluzzo          23,234,923              37,567

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

                           CREDIT ACCEPTANCE CORPORATION
                           (Registrant)

                           By:   /s/ Kenneth S. Booth
                           ----------------------------------
                           Kenneth S. Booth
                           Chief Financial Officer
                           August 2, 2007

                           (Principal Financial Officer, Principal
                            Accounting Officer and Duly Authorized Officer)

                                INDEX OF EXHIBITS

EXHIBIT
   NO.      NOTE                                             DESCRIPTION
-------     ----   ---------------------------------------------------------------------------------------------------
4(c)(19)     1     First Amendment, dated as of September 20, 2006, to Fourth Amended and Restated Credit
                   Agreement, dated February 7, 2006, between the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent for the Banks.

4(c)(20)     1     Second Amendment, dated as of January 19, 2007, to Fourth Amended and Restated Credit
                   Agreement (the "Revised Credit Agreement"), dated February 7, 2006, between the Company, the
                   Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent for the Banks.

4(c)(21)     1     Third Amendment, dated as of June 14, 2007, to Fourth Amended and Restated Credit Agreement
                   (the "Revised Credit Agreement"), dated February 7, 2006, between the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent for the Banks.

4(f)(87)     2     Indenture dated April 12, 2007 between Credit Acceptance Auto Dealer Loan Trust 2007-1 and
                   Wells Fargo Bank National Association.

4(f)(88)     2     Sale and Servicing Agreement dated April 12, 2007 among the Company, Credit Acceptance Auto
                   Dealer Loan Trust 2007-1, Credit Acceptance Funding LLC 2007-1, and Wells Fargo Bank, National
                   Association.

4(f)(89)     2     Backup Servicing Agreement dated April 12, 2007 among the Company, Credit Acceptance Funding
                   LLC 2007-1, Credit Acceptance Auto Dealer Loan Trust 2007-1, Wells Fargo Bank, National
                   Association, and XL Capital Assurance Inc.

4(f)(90)     2     Amended and Restated Trust Agreement dated April 12, 2007 between Credit Acceptance Funding
                   LLC 2007-1 and U.S. Bank Trust National Association.

4(f)(91)     2     Contribution Agreement dated April 12, 2007 between the Company and Credit Acceptance Funding
                   LLC 2007-1.

4(f)(92)     2     Intercreditor Agreement dated April 12, 2007 among the Company, CAC Warehouse Funding
                   Corporation II, Credit Acceptance Funding LLC 2006-1, Credit Acceptance Auto Dealer Loan Trust
                   2006-1, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Auto Dealer Loan Trust 2006-2,
                   Credit Acceptance Funding LLC 2007-1, Credit Acceptance Auto Dealer Loan Trust 2007-1,
                   Wachovia Capital Markets, LLC, as agent, The Bank of New York (as successor-in-interest to the corporate trust business of JPMorgan Chase Bank, N.A.), as agent, Deutsche Bank Trust Company
                   Americas, as agent, Wells Fargo Bank, National Association, as agent, Comerica Bank, as agent.

31(a)        3     Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities
                   Exchange Act of 1934.

31(b)        3     Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities
                   Exchange Act of 1934.

32(a)        3     Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 and Rule
                   13a-14(b) of the Securities Exchange Act of 1934.

32(b)        3     Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 and Rule
                   13a-14(b) of the Securities Exchange Act of 1934.


1 Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated June 14, 2007, and incorporated herein by reference.

2 Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated April 12, 2007, and incorporated herein by reference.

3     Filed herewith.