Form 10-Q
period 2007-09-30
CREDIT ACCEPTANCE CORPORATION
filed 2007-10-30
CIK 885550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 000-20202
CREDIT ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN	38-1999511
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification)

25505 WEST TWELVE MILE ROAD, SUITE 3000 SOUTHFIELD, MICHIGAN (Address of principal executive offices)	48034-8339 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.
The number of shares of Common Stock, par value $0.01, outstanding on October 25, 2007 was 30,210,353.

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Revenue:
Finance charges	$56,743	$47,474	$162,240	$141,400
License fees	60	3,599	226	9,700
Other income	4,255	4,329	14,229	12,409

Total revenue	61,058	55,402	176,695	163,509

Costs and expenses:
Salaries and wages	13,620	10,908	38,573	31,467
General and administrative	7,266	6,063	20,542	19,125
Sales and marketing	3,835	3,942	12,451	11,707
Provision for credit losses	5,931	4,404	13,602	7,569
Interest	9,030	5,837	26,781	15,071
Other expense	16	40	74	177

Total costs and expenses	39,698	31,194	112,023	85,116

Operating income	21,360	24,208	64,672	78,393
Foreign currency gain	26	1	64	12

Income from continuing operations before provision for income taxes	21,386	24,209	64,736	78,405
Provision for income taxes	7,917	8,775	23,387	28,067

Income from continuing operations	13,469	15,434	41,349	50,338

Discontinued operations
Loss from discontinued United Kingdom operations	(9)	(132)	(280)	(277)
Credit for income taxes	(1,282)	(40)	(1,363)	(84)

Gain (loss) on discontinued operations	1,273	(92)	1,083	(193)

Net income	$14,742	$15,342	$42,432	$50,145

Net income per common share:
Basic	$0.49	$0.46	$1.41	$1.47

Diluted	$0.47	$0.44	$1.36	$1.38

Income from continuing operations per common share:
Basic	$0.45	$0.47	$1.38	$1.48

Diluted	$0.43	$0.44	$1.32	$1.38

Gain (loss) from discontinued operations per common share:
Basic	$0.04	$(0.00)	$0.04	$(0.01)

Diluted	$0.04	$(0.00)	$0.03	$(0.01)

Weighted average shares outstanding:
Basic	30,015,048	33,093,592	30,069,639	34,062,249
Diluted	31,139,612	35,074,557	31,228,893	36,348,390
See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of
	September 30,
	2007	December 31,
(Dollars in thousands, except per share data)	(Unaudited)	2006
ASSETS:
Cash and cash equivalents	$5,407	$8,528
Restricted cash and cash equivalents	64,518	45,609
Restricted securities available for sale	3,504	3,564

Loans receivable (including $16,559 and $23,038 from affiliates as of September 30, 2007 and December 31, 2006, respectively)	886,033	754,571
Allowance for credit losses	(130,037)	(128,791)

Loans receivable, net	755,996	625,780

Property and equipment, net	18,760	16,203
Income taxes receivable	11,884	11,734
Other assets	11,125	13,795

Total Assets	$871,194	$725,213

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$80,719	$78,294
Line of credit	37,300	38,400
Secured financing	445,600	345,144
Mortgage note and capital lease obligations	7,610	8,631
Deferred income taxes, net	50,139	44,397

Total Liabilities	621,368	514,866

Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 30,173,342 and 30,179,959 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	302	302
Paid-in capital	1,014	828
Retained earnings	248,518	209,253
Accumulated other comprehensive loss, net of tax of $4 and $19 at September 30, 2007 and December 31, 2006, respectively	(8)	(36)

Total Shareholders’ Equity	249,826	210,347

Total Liabilities and Shareholders’ Equity	$871,194	$725,213

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006
Cash Flows From Operating Activities:
Net income	$42,432	$50,145
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	13,602	7,569
Depreciation	2,998	3,538
Loss (gain) on retirement of property and equipment	170	(276)
Provision for deferred income taxes	5,728	658
Stock-based compensation	2,340	188
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	2,338	11,447
Income taxes receivable	(150)	(4,967)
Other assets	2,811	(3,554)

Net cash provided by operating activities	72,269	64,748

Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(18,909)	(28,527)
Purchases of restricted securities available for sale	(550)	(794)
Proceeds from sale of restricted securities available for sale	—	301
Maturities of restricted securities available for sale	652	201
Principal collected on loans receivable	446,419	421,218
Advances to dealers and accelerated payments of dealer holdback	(453,413)	(406,216)
Purchases of consumer loans	(81,395)	(9,500)
Payments of dealer holdback	(55,610)	(52,796)
Net change in floorplan receivables, notes receivable and lines of credit	290	2,873
Purchases of property and equipment	(5,678)	(244)

Net cash used in investing activities	(168,194)	(73,484)

Cash Flows From Financing Activities:
Borrowings under line of credit	470,900	243,330
Repayments under line of credit	(472,000)	(253,630)
Proceeds from secured financing	433,000	447,500
Repayments of secured financing	(332,544)	(260,500)
Principal payments under mortgage note and capital lease obligations	(1,068)	(1,876)
Repurchase of common stock	(9,529)	(123,071)
Proceeds from stock options exercised	2,129	8,670
Excess tax benefits from stock-based compensation plans	2,166	8,160

Net cash provided by financing activities	93,054	68,583

Effect of exchange rate changes on cash	(250)	(89)

Net (decrease) increase in cash and cash equivalents	(3,121)	59,758
Cash and cash equivalents, beginning of period	8,528	7,090

Cash and cash equivalents, end of period	$5,407	$66,848

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$25,939	$14,173
Cash paid during the period for income taxes	$14,552	$24,597

Supplemental Disclosure of Non-Cash Transactions:
Property and equipment acquired through capital lease obligations	$47	$1,741
Issuance of restricted stock, net of forfeitures	$—	$1,288
Repurchase of common stock	$—	$110,250
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”). Certain prior period amounts have been reclassified to conform to the current presentation.
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
     Credit Acceptance was founded to collect retail installment contracts (referred to as “Consumer Loans”) originated by automobile dealerships owned by our founder, majority shareholder, and Chairman, Donald Foss. During the 1980s, we began to market this service to non-affiliated dealers and, at the same time, began to offer dealers a non-recourse cash payment (referred to as an “advance”) against anticipated future collections on Consumer Loans serviced for that dealer. We refer to dealers who participate in our program and who share our commitment to changing consumers’ lives as “dealer-partners”.
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
     Today, our program is offered to dealers throughout the United States. Our business is seasonal with peak Consumer Loan acceptances and collections occurring during the first quarter of the year. However, this seasonality does not have a material impact on our interim results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
2. DESCRIPTION OF BUSINESS – (Concluded)
     We have two primary programs:  the Portfolio Program and the Purchase Program. During the three months ended September 30, 2007, 72% of loans were assigned to the Company under the Portfolio Program and 28% were assigned under the Purchase Program.
Portfolio Program
     As payment for the vehicle, the dealer-partner generally receives the following:
(i)	a down payment from the consumer;

(ii)	a cash advance from the Company; and

(iii)	after the advance has been recovered by the Company, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“dealer holdback”).
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
     For accounting purposes, the transactions described above are not considered to be loans to consumers. Instead, our accounting reflects that of a lender to the dealer-partner. This classification (referred to as a “Dealer Loan”) for accounting purposes is primarily a result of (i) the dealer-partner’s financial interest in the Consumer Loan and (ii) certain elements of our legal relationship with the dealer-partner. The cash amount advanced to the dealer-partner is recorded as an asset on our balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the amount of the Dealer Loan recorded in Loans receivable.
Purchase Program
     The Purchase Program differs from the Portfolio Program in that the dealer-partner receives a single upfront payment from the Company at the time of origination instead of a cash advance and dealer holdback.
     For accounting purposes, the transactions described above are considered to be originated by the dealer-partner and then purchased by us. The cash amount paid to the dealer-partner is recorded as an asset on our balance sheet. The aggregate amount of all amounts paid to purchase Consumer Loans from dealer-partners, plus accrued income, less repayments, comprises the amount (referred to as a “Purchased Loan”) recorded in Loans receivable.
3. SIGNIFICANT ACCOUNTING POLICIES
     Finance Charges – Dealer Loans. We recognize finance charge income on Dealer Loans in a manner consistent with the provisions of the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires us to recognize finance charges under the interest method such that revenue is recognized on a level-yield basis based upon forecasted cash flows. As the forecasted cash flows change, we increase the yield prospectively for positive changes and recognize impairment for negative changes in the current period.
     Finance Charges – Purchased Loans. We recognize finance charge income on Purchased Loans under SOP 03-3. SOP 03-3 requires us to recognize finance charges under the interest method such that revenue is recognized on a level-yield basis based upon forecasted cash flows. As the forecasted cash flows change, we increase the yield prospectively for positive changes and recognize impairment for negative changes in the current period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SIGNIFICANT ACCOUNTING POLICIES – (Continued)
     Finance Charges – Other. Buyers Vehicle Protection Plan, Inc. (“BVPP”), a wholly owned subsidiary of the Company, has relationships with third party administrators (“TPAs”) whereby the TPAs process claims on vehicle service contracts that are underwritten by third party insurers. BVPP receives a commission for all vehicle service contracts sold by our dealer-partners when the contract is financed by us, and does not bear any risk of loss for claims. The commission is included in the retail price of the vehicle service contract which is added to the Consumer Loan. We provide dealer-partners with an additional advance based on the retail price of the vehicle service contract. We recognize the commission received from the TPAs for contracts financed by us as part of finance charges on a level-yield basis based upon forecasted cash flows. Our agreements with two of our TPAs allow us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. Profit sharing payments are received once a year, if eligible. Profit sharing payments are not estimable and therefore revenue related to these payments is recognized in the period the payments are received.
     BVPP also has a relationship with a TPA that allows dealer-partners to offer a Guaranteed Asset Protection (“GAP”) product to consumers whereby the TPA processes claims that are underwritten by a third party insurer. GAP provides the consumer protection by paying the difference between the loan balance and the consumer’s insurance coverage in the event the vehicle is totaled or stolen. We receive a commission for all GAP contracts sold by our dealer-partners when the vehicle is financed by us, and do not bear any risk of loss for claims. The commission is included in the retail price of the GAP contract which is added to the Consumer Loan. We provide dealer-partners with an additional advance based on the retail price of the GAP contract. We recognize the commission received from the TPA for contracts financed by us as part of finance charges on a level-yield basis based upon forecasted cash flows. We are eligible to receive profit sharing payments depending on the performance of the GAP program. Profit sharing payments from the third party are received once a year, if eligible. Profit sharing payments are not estimable and therefore revenue related to these payments is recognized in the period the payments are received.
     We charge dealer-partners a monthly license fee for access to our patented internet-based Credit Approval Processing System (“CAPS”). In accordance with GAAP, this fee has historically been recorded as revenue in the month the fee is charged. Based on feedback received from field sales personnel and dealer-partners, we concluded that the way this fee was charged was a significant factor driving higher than desired dealer-partner attrition. Effective January 1, 2007, we implemented a change in the way these fees are charged designed to positively impact dealer-partner attrition. We continue to charge a monthly fee of $599 but, instead of collecting the license fee in the current period, we collect the license fee from future dealer holdback payments and recognize it as finance charges over the life of the Dealer Loans.
     Loans Receivable and Allowance for Credit Losses – Dealer Loans. We record the amount advanced to the dealer-partner as a Dealer Loan. The Dealer Loan is increased as revenue is recognized and decreased as collections are received. We follow an approach similar to the provisions of SOP 03-3 in determining our allowance for credit losses. Consistent with SOP 03-3, an allowance for credit losses is maintained at an amount that reduces the net asset value (Dealer Loan balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the inception of the Dealer Loan. This allowance is calculated on a dealer-partner by dealer-partner basis. The discounted value of future cash flows is comprised of estimated future collections on the Consumer Loans, less any estimated dealer holdback payments. We write off Dealer Loans once there are no forecasted future collections on any of the associated Consumer Loans.
     In estimating future collections and dealer holdback payments for each dealer-partner, we consider: (i) a dealer-partner’s actual collection data on a static pool basis and (ii) our historical collection experience. Our collection forecast for each dealer-partner is updated monthly and we take into consideration the most recent static pool data available for each dealer-partner and our entire portfolio of Consumer Loans.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
3. SIGNIFICANT ACCOUNTING POLICIES – (Concluded)
     Loans Receivable and Allowance for Credit Losses – Purchased Loans. We record the amount paid to the dealer-partner to acquire the Consumer Loan as a Purchased Loan.  The Purchased Loan is increased as revenue is recognized and decreased as collections are received.  We aggregate Purchased Loans into pools based on the month of purchase for revenue recognition and impairment purposes.  We follow SOP 03-3 in determining our allowance for credit losses.  Under SOP 03-3, an allowance for credit losses is maintained at an amount that reduces the net asset value (Purchased Loan pool balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the date of purchase.  The discounted value of future cash flows is comprised of estimated future collections on the pool of Purchased Loans.  We write off pools of Purchased Loans once there are no forecasted future collections on any of the Purchased Loans included in the pool.
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
     Restricted Cash and Cash Equivalents. Restricted cash and cash equivalents consists primarily of amounts held in accordance with secured financings and vehicle service contract trust arrangements. The claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.
New Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of implementation of FIN 48 was approximately a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a decrease in the January 1, 2007 balance of retained earnings.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically exempted from SFAS 159) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, we do not intend to adopt SFAS 159.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE
A summary of changes in Loans receivable is as follows (in thousands):

	Three Months Ended September 30, 2007
	Dealer Loans	Purchased Loans	Other Loans	Total
Balance, beginning of period	$812,414	$60,249	$778	$873,441
New loans (1)	101,205	39,481	—	140,686
Transfers (2)	(1,731)	1,731	—	—
Dealer holdback payments	16,661	—	—	16,661
Net cash collections on loans	(130,958)	(8,850)	—	(139,808)
Write-offs	(4,956)	(13)	—	(4,969)
Recoveries	—	5	—	5
Net change in floorplan receivables, notes receivable, and lines of credit	—	—	(152)	(152)
Other	—	—	66	66
Currency translation	103	—	—	103

Balance, end of period	$792,738	$92,603	$692	$886,033

	Three Months Ended September 30, 2006
	Dealer Loans	Purchased Loans	Other Loans	Total
Balance, beginning of period	$697,730	$16,662	$1,568	$715,960
New loans (1)	134,943	3,721	—	138,664
Dealer holdback payments	17,161	—	—	17,161
Net cash collections on loans	(134,219)	(2,600)	—	(136,819)
Write-offs	(3,353)	(2)	—	(3,355)
Net change in floorplan receivables, notes receivable, and lines of credit	—	—	(1,208)	(1,208)
Other	—	—	173	173
Currency translation	11	—	—	11

Balance, end of period	$712,273	$17,781	$533	$730,587

	Nine Months Ended September 30, 2007
	Dealer Loans	Purchased Loans	Other Loans	Total
Balance, beginning of period	$724,093	$29,926	$552	$754,571
New loans (1)	453,413	81,395	—	534,808
Transfers (2)	(3,710)	3,710	—	—
Dealer holdback payments	55,610	—	—	55,610
Net cash collections on loans	(424,778)	(22,279)	—	(447,057)
Write-offs	(12,139)	(173)	—	(12,312)
Recoveries	—	24	—	24
Net change in floorplan receivables, notes receivable, and lines of credit	—	—	(112)	(112)
Other	—	—	252	252
Currency translation	249	—	—	249

Balance, end of period	$792,738	$92,603	$692	$886,033

	Nine Months Ended September 30, 2006
	Dealer Loans	Purchased Loans	Other Loans	Total
Balance, beginning of period	$675,692	$16,486	$2,761	$694,939
New loans (1)	406,216	9,500	—	415,716
Dealer holdback payments	52,796	—	—	52,796
Net cash collections on loans	(413,943)	(8,024)	—	(421,967)
Write-offs	(8,577)	(227)	—	(8,804)
Recoveries	—	46	—	46
Net change in floorplan receivables, notes receivable, and lines of credit	—	—	(2,733)	(2,733)
Other	—	—	505	505
Currency translation	89	—	—	89

Balance, end of period	$712,273	$17,781	$533	$730,587

(1)	New Dealer Loans includes advances to dealer-partners and accelerated payments of dealer holdback.

(2)	Transfers relate to Dealer Loans that are now considered to be Purchased Loans when the Company exercises its right to the dealer holdback of certain dealer-partners’ Consumer Loans once they are inactive and have originated less than 100 Consumer Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE – (Concluded)
A summary of changes in the Allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30, 2007
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$128,425	$857	$129,282
Provision for credit losses (1)	5,505	126	5,631
Write-offs	(4,956)	(13)	(4,969)
Recoveries	—	5	5
Currency translation	88	—	88

Balance, end of period	$129,062	$975	$130,037

	Three Months Ended September 30, 2006
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$128,111	$941	$129,052
Provision for credit losses (2)	4,508	212	4,720
Write-offs	(3,353)	(2)	(3,355)
Currency translation	8	—	8

Balance, end of period	$129,274	$1,151	$130,425

	Nine Months Ended September 30, 2007
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$127,881	$910	$128,791
Provision for credit losses (3)	13,108	214	13,322
Write-offs	(12,139)	(173)	(12,312)
Recoveries	—	24	24
Currency translation	212	—	212

Balance, end of period	$129,062	$975	$130,037

	Nine Months Ended September 30, 2006
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$130,722	$689	$131,411
Provision for credit losses (4)	7,061	643	7,704
Write-offs	(8,577)	(227)	(8,804)
Recoveries	—	46	46
Currency translation	68	—	68

Balance, end of period	$129,274	$1,151	$130,425

(1)	Does not include a provision for credit losses of $300 related to other items.

(2)	Does not include a negative provision for credit losses of $316 related to other items.

(3)	Does not include a provision for credit losses of $280 related to other items.

(4)	Does not include a negative provision for credit losses of $135 related to other items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
5. DEBT
     We currently use four primary sources of debt financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) a revolving secured warehouse facility with institutional investors; (iii) SEC Rule 144A asset-backed secured borrowings (“Term ABS 144A”) with qualified institutional investors; and (iv) a residual credit facility with an institutional investor. General information for each of the Company’s financing transactions in place as of September 30, 2007 is as follows (dollars in thousands):

	Wholly owned	Issue			Financing	Interest Rate at
Financings	Subsidiary *	Number	Close Date	Maturity Date	Amount	September 30, 2007
Revolving Line of Credit	n/a	n/a	June 14, 2007	June 20, 2009	$75,000	Either Eurodollar rate plus 125 basis points (6.37%) or the prime rate minus 165 basis points (6.10%)

Revolving Secured Warehouse Facility*	CAC Warehouse Funding Corp. II	2003-2	February 14, 2007	February 13, 2008	$325,000	Commercial paper rate plus 65 basis points (6.33%)

Term ABS 144A 2006-2*	Credit Acceptance Funding LLC 2006-2	2006-2	November 21, 2006	n/a**	$100,000	Fixed rate (5.38%)

Term ABS 144A 2007-1*	Credit Acceptance Funding LLC 2007-1	2007-1	April 12, 2007	n/a***	$100,000	Fixed rate (5.32%)

Residual Credit Facility*	Credit Acceptance Residual Funding LLC	2006-3	September 11, 2007	September 9, 2008	$50,000	LIBOR (5.12%) or the commercial paper rate plus 145 basis points (7.13%)

*	Financing made available only to a specified subsidiary of the Company.

**	The total expected term of this facility is 22 months.

***	The total expected term of this facility is 22 months.
Additional information related to the amounts outstanding on each facility is as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revolving Line of Credit
Maximum outstanding balance	$56,200	$43,500	$70,200	$103,900
Weighted average outstanding balance	42,289	31,159	43,817	56,064

Revolving Secured Warehouse Facility
Maximum outstanding balance	$261,000	$202,000	$293,500	$202,000
Weighted average outstanding balance	235,148	114,137	225,232	115,916

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
5. DEBT – (Continued)

	As of September 30,	As of December 31,
	2007	2006
Revolving Line of Credit
Balance outstanding	$37,300	$38,400
Letter(s) of credit	400	860
Amount available for borrowing	37,300	95,740
Interest rate	6.10%	7.06%

Revolving Secured Warehouse Facility
Balance outstanding	$245,600	$171,000
Amount available for borrowing	79,400	154,000
Contributed Dealer Loans	323,024	249,247
Interest rate	6.33%	6.00%

Term ABS 144A 2006-1
Balance outstanding	$—	$74,144
Contributed Dealer Loans	—	115,664
Interest rate	—	5.36%

Term ABS 144A 2006-2
Balance outstanding	$100,000	$100,000
Contributed Dealer Loans	125,249	125,178
Interest rate	5.38%	5.38%

Term ABS 144A 2007-1
Balance outstanding	$100,000	$—
Contributed Dealer Loans	125,163	—
Interest rate	5.32%	—

Residual Credit Facility
Balance outstanding	$—	$—
Contributed Dealer Loans	—	—
Interest rate	7.13%	6.80%
Line-of-Credit Facility
     During the second quarter of 2007, we extended the maturity of our line-of-credit facility from June 20, 2008 to June 20, 2009. We also reduced the amount of the facility from $135.0 million to $75.0 million because the funding available under this facility and our $325.0 million warehouse facility exceeded our current revolving credit borrowing needs. In addition, the interest rate on borrowings under the facility was reduced from the prime rate or 1.30% over the Eurocurrency rate, at the Company’s option to the prime rate minus 1.65% or 1.25% over the Eurocurrency rate, at the Company’s option.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
5. DEBT – (Continued)
Revolving Secured Warehouse Facility
     This facility is used to provide financing to our subsidiary CAC Warehouse Funding Corp. II (“Warehouse Funding”). During the third quarter, we executed an amendment to the facility. Under the revised facility, we can now contribute Purchased Loans in addition to Dealer Loans, to Warehouse Funding. Under the facility, we convey Dealer and Purchased Loans to this subsidiary in return for cash and equity in the subsidiary. In turn, Warehouse Funding pledges the Dealer and Purchased Loans as collateral to institutional investors to secure loans that will fund the cash portion of the purchase price of the Dealer and Purchased Loans. The financing provided to Warehouse Funding under the facility is limited to the lesser of 80% of the net book value of the contributed Dealer and Purchased Loans or the facility limit.
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
     Warehouse Funding is liable for any amounts due under the facility. Even though Warehouse Funding and the Company are consolidated for financial reporting purposes, the financing is non-recourse to the Company. As Warehouse Funding is organized as a separate legal entity from the Company, assets of Warehouse Funding (including the conveyed Dealer and Purchased Loans) will not be available to satisfy the general obligations of the Company. All of Warehouse Funding’s assets have been encumbered to secure its obligations to its creditors.
     Interest on borrowings under the facility has been limited to a maximum rate of 6.75% through interest-rate-cap agreements executed in the first quarter of 2007. Warehouse Funding pays the Company a monthly servicing fee equal to 6% of the collections received with respect to the conveyed Dealer and Purchased Loans. The fee is paid out of the collections. Except for the servicing fee and holdback payments due to dealer-partners, the Company does not have any rights in any portion of such collections.
Term ABS 144A Financings
     In 2006 and 2007, two of our wholly owned subsidiaries, Credit Acceptance Funding LLC 2006-2 and Credit Acceptance Funding LLC 2007-1 (the “Funding LLCs”), each completed a secured financing transaction in which they received $100.0 million. In connection with these transactions, we conveyed Dealer Loans to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC conveyed the Dealer Loans to a respective trust that issued $100.0 million in notes to qualified institutional investors. In each transaction, the notes were rated “Aaa” by Moody’s Investor Service and “AAA” by Standard & Poor’s Rating Services. Financial insurance policies were issued in connection with the transactions. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date.
     Each financing has a specified revolving period during which we may be required, and are likely, to convey additional Dealer Loans to each Funding LLC. Each Funding LLC will then convey them to their respective trust, to maintain the financing at the $100 million level. (The proceeds of the initial Dealer Loan conveyances to the Funding LLCs were used to purchase Dealer Loans, on an arm’s-length basis, from Warehouse Funding.) At the end of the revolving period, the debt outstanding under each financing will begin to amortize.
     The financings create loans for which the trusts are liable and which are secured by all the assets of each trust. Such loans are non-recourse to the Company, even though the trusts, the Funding LLCs and the Company are consolidated for financial reporting purposes. Because the Funding LLCs are organized as separate legal entities from the Company, their assets (including the conveyed Dealer Loans) are not available to satisfy the Company’s general obligations. The Company receives a monthly servicing fee on each financing equal to 6% of the collections received with respect to the conveyed Dealer Loans. The fee is paid out of the collections. Aside from the servicing fee and payments due to dealer-partners, the Company does not receive, or have any rights in the collections. However, in its capacity as Servicer of the Dealer Loans, the Company does have a limited right to exercise a “clean-up call” option to purchase Dealer Loans from the Funding LLCs under certain specified circumstances. Alternatively, when a trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
5. DEBT – (Continued)
as the sole beneficiary of the trust. The collections will then be available to be distributed to the Company as the sole member of the respective Funding LLC. The table below sets forth certain additional details regarding the outstanding Term ABS 144A Financings (dollars in thousands).

			Net Book Value of		Expected
Term ABS 144A			Dealer Loans		Annualized
Financing	Issue Number	Close Date	Conveyed at Closing	Revolving Period	Rates *
Term ABS 144A 2006-2	2006-2	November 21, 2006	$125,600	12 months	7.4%
				(Through November 15, 2007)

Term ABS 144A 2007-1	2007-1	April 12, 2007	$125,700	12 months	7.2%
				(Through April 15, 2008)

*	Includes underwriter’s fees, insurance premiums and other costs.
Residual Credit Facility
     Another wholly owned subsidiary, Credit Acceptance Residual Funding LLC (“Residual Funding”), has a $50.0 million secured credit facility with an institutional investor. This facility allows Residual Funding to finance its purchase of trust certificates from special-purpose entities (the “Term SPEs”) that have purchased Dealer Loans under our term securitization transactions. Historically, the Term SPEs’ residual interests in Dealer Loans, represented by their trust certificates, have proven to have value that increases as their term securitization obligations amortize. This facility enables the Term SPEs to realize and distribute to us up to 70% of that increase in value prior to the time the related term securitization senior notes are paid in full.
     Residual Funding’s interests in Dealer Loans, represented by its purchased trust certificates, are subordinated to the interests of term securitization senior noteholders. However, the entire arrangement is non-recourse to the Company. Residual Funding is organized as a separate legal entity from the Company. Therefore its assets, including purchased trust certificates, are not available to satisfy the Company’s general obligations, even though Residual Funding and the Company are consolidated for financial reporting purposes.
     During the third quarter, we executed an amendment to the residual funding credit facility. The amendment extended the maturity date from September 19, 2007 to September 9, 2008 and increased the maximum facility advance rate from 65% to 70%.
Mortgage Loan
     We have a mortgage loan from a commercial bank that is secured by a first-mortgage lien on our headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $6.3 million and $6.8 million outstanding on this loan as of September 30, 2007 and December 31, 2006, respectively. The loan matures on June 9, 2009, bears interest at a fixed rate of 5.35%, and requires monthly payments of $92,156 and a balloon payment at maturity for the balance of the loan.
Capital Lease Obligations
     As of September 30, 2007, we had various capital lease obligations outstanding for computer equipment, with monthly payments totaling $57,000. The total amount of capital lease obligations outstanding as of September 30, 2007 and December 31, 2006 was $1.3 million and $1.8 million, respectively. These capital lease obligations bear interest at rates ranging from 7.23% to 8.71% and have maturity dates between December 2007 and June 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
5. DEBT – (Concluded)
Letters of Credit
     Letters of credit are issued by a commercial bank syndicate and reduce amounts available under our revolving line of credit. As of September 30, 2007 and December 31, 2006, we had letters of credit outstanding of $0.4 million and $0.9 million, respectively. The letters of credit relate to reinsurance agreements. The letters of credit expire on May 26, 2008, at which time they will be automatically extended for a period of one year unless we are notified otherwise by the commercial bank syndicate.
Debt Covenants
     As of September 30, 2007, we are in compliance with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of our assets to debt and a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges. The covenants also limit the maximum ratio of our funded debt to tangible net worth. Additionally, we must maintain, as of the end of each quarter, consolidated net income of not less than $1.00 for the two consecutive quarters then ending. Some of the debt covenants may indirectly limit the payment of dividends on common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
6. RELATED PARTY TRANSACTIONS
     In the normal course of our business, we have Dealer Loans with affiliated dealer-partners owned or controlled by: (i) our majority shareholder and Chairman; (ii) a member of the Chairman’s immediate family; and (iii) our former President, Keith McCluskey. Mr. McCluskey resigned from his position with the Company effective September 1, 2006. Transactions with Mr. McCluskey are reported below through December 31, 2006. Our Dealer Loans to affiliated dealer-partners and non-affiliated dealer-partners are on the same terms. A summary of related party Dealer Loan activity is as follows (in thousands):

	As of September 30, 2007		As of December 31, 2006
	Affiliated		Affiliated
	Dealer Loan	% of	Dealer Loan	% of
	balance	consolidated	balance	consolidated
Affiliated Dealer Loan balance	$16,559	2.1%	$22,434	3.1%

	For the Three Months ended		For the Three Months ended
	September 30, 2007		September 30, 2006
	Affiliated		Affiliated
	dealer-partner	% of	dealer-partner	% of
	activity	consolidated	activity	consolidated
New loans	$1,644	1.6%	$3,978	2.9%

Affiliated dealer-partner revenue	$1,090	2.2%	$1,579	3.5%

Dealer holdback payments	$344	2.1%	$517	3.0%

	For the Nine Months ended		For the Nine Months ended
	September 30, 2007		September 30, 2006
	Affiliated		Affiliated
	dealer-partner	% of	dealer-partner	% of
	activity	consolidated	activity	consolidated
New loans	$8,202	1.8%	$13,837	3.4%

Affiliated dealer-partner revenue	$3,503	2.4%	$4,807	3.6%

Dealer holdback payments	$1,367	2.5%	$1,769	3.4%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
7. INCOME TAXES
     A reconciliation of the U.S. federal statutory rate to our effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	2.1	1.3	2.6	0.8
Other	(0.1)	(0.1)	(1.5)	—

Effective tax rate	37.0%	36.2%	36.1%	35.8%

     The differences between the U.S. federal statutory rate and our consolidated effective tax rate are primarily related to state income taxes and reserves for uncertain tax positions that are included in the provision for income taxes. The effective tax rate of 37.0% and 36.1% for the three and nine months, respectively, ended September 30, 2007 was higher than 36.2% and 35.8% for the three and nine months, respectively, ended September 30, 2006 primarily due to recording interest associated with accrued tax reserves.
     We adopted FIN 48 on January 1, 2007. As a result of the implementation, we recognized a $0.1 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effect of FIN 48 implementation, at the beginning of 2007, we had approximately $10.0 million of total gross unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate in future periods. During the three and nine months ended September 30, 2007, we recorded an increase of $0.4 million and $1.6 million, respectively, offset by a decrease of $1.5 million for the three and nine months, in the unrecognized tax benefit due to an adjustment related to foreign tax reserves related to prior periods that resulted in a total of $10.1 million of gross unrecognized benefit as of September 30, 2007.
     We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local tax matters have been concluded for years through 2003 and foreign tax matters have been concluded through 2003. The federal income tax returns for 2004 and 2005 are currently under examination. The examination began during the first quarter of 2007.
     We recognize interest and penalties related to income tax matters in provision for income taxes expense. As of January 1, 2007, upon the FIN 48 implementation, we had approximately $3.0 million of accrued interest and penalties related to uncertain tax positions. During the three and nine months ended September 30, 2007, we recorded $0.1 million and $0.7 million of interest and penalties, respectively, related to uncertain tax matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
8. CAPITAL TRANSACTIONS
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	30,015,048	33,093,592	30,069,639	34,062,249
Common stock equivalents	1,124,564	1,980,965	1,159,254	2,286,141

Weighted average common shares and common stock equivalents	31,139,612	35,074,557	31,228,893	36,348,390

There were no stock options that would be anti-dilutive for the three and nine months ended September 30, 2007 or the three and nine months ended September 30, 2006.
     Stock Compensation Plans
     Pursuant to our Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on May 13, 2004, we reserved 1.0 million shares of our common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014.
     During the nine months ended September 30, 2007, we granted 56,669 shares of restricted stock to employees and officers under the Incentive Plan, all of which vest over a three year period. During the nine months ended September 30, 2007, 637 restricted stock shares vested. At September 30, 2007 and December 31, 2006, we had 202,609 and 146,028 shares of restricted stock outstanding, respectively. Shares available for future grants under the Incentive Plan totaled 497,320 at September 30, 2007. We recognized $(0.3) million and $0.1 million of expense related to restricted stock grants during the three and nine months ended September 30, 2007, respectively.
     On February 22, 2007, the Compensation Committee approved an award of 300,000 restricted stock units to our Chief Executive Officer. Each restricted stock unit represents and has a value equal to one share of our common stock. The restricted stock units will be earned over a five year period based upon the annual increase in our adjusted economic profit. Any earned shares will be distributed on February 22, 2014. We recognized $0.8 million and $2.2 million of expense related to the award of restricted stock units during the three and nine months ended September 30, 2007, respectively. For accounting purposes, restricted stock compensation expense related to this award is recorded on an accelerated basis.
     Stock Repurchases
     In 1999, our board of directors approved a stock repurchase program which authorizes us to purchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. As of September 30, 2007, we have authorization to repurchase up to $29.1 million of our common stock. As of September 30, 2007, we have repurchased approximately 20.4 million shares under the stock repurchase program at a cost of $399.2 million. Included in the stock repurchases to date are 12.5 million shares of common stock purchased through four modified Dutch auction tender offers at a cost of $304.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
9. BUSINESS SEGMENT INFORMATION
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
     Selected segment information is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
United States	$61,031	$55,375	$176,593	$163,284
Other	27	27	102	225

Total revenue	$61,058	$55,402	$176,695	$163,509

Income from continuing operations before provision for income taxes:
United States	$21,302	$24,171	$64,550	$78,234
Other	84	38	186	171

Total income from continuing operations before provision for income taxes	$21,386	$24,209	$64,736	$78,405

	As of	As of
	September 30, 2007	December 31, 2006
Segment Assets
United States	$869,786	$724,008
Other	1,408	1,205

Total Assets	$871,194	$725,213

10. DEBT ISSUANCE COSTS
     As of September 30, 2007 and December 31, 2006, deferred debt issuance costs were $1.8 million (net of amortization expense of $1.2 million) and $3.0 million (net of amortization expense of $4.1 million), respectively. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.
11. COMPREHENSIVE INCOME
     Our comprehensive income information is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$14,742	$15,342	$42,432	$50,145
Unrealized gain on securities available for sale	24	29	28	1

Comprehensive income	$14,766	$15,371	$42,460	$50,146

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(UNAUDITED)
12. SUBSEQUENT EVENTS
     We completed a $100.0 million asset-backed non-recourse secured financing on October 29, 2007. Pursuant to this transaction, we contributed Dealer Loans having a net book value of approximately $125.0 million to a wholly owned special purpose entity which transferred the Dealer Loans to a Trust, which issued $100.0 million in notes to qualified institutional investors. The proceeds will be used by the Company to repay outstanding indebtedness. The notes bear interest at a fixed rate of 6.27%. The expected annualized cost of the financing, including underwriter’s fees, insurance premiums and other costs, is approximately 8.0%. It is anticipated that the notes will be repaid in approximately 26 months.
     This transaction represents our sixth sale of notes to qualified institutional investors under SEC Rule 144A. XL Capital Assurance issued a financial insurance policy in connection with the transaction that guarantees the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. The notes are rated “Aaa” by Moody’s Investor Services and “AAA” by Standard & Poor’s Rating Services.
     We will receive 6.0% of the cash flows related to the underlying Consumer Loans to cover servicing expenses. The remaining 94.0%, less amounts due to dealer-partners for payments of dealer holdback, will be used to pay principal and interest on the notes as well as the ongoing costs of the financing. Using a unique financing structure, our contracted relationship with our dealer-partners remain unaffected with the dealer-partners’ rights to future payments of dealer holdback preserved.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 – Financial Statements and Supplementary Data, of our 2006 Annual Report on Form 10-K, as well as Item 1- Consolidated Financial Statements, in this Form 10-Q.
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
     We have two primary programs:  the Portfolio Program and the Purchase Program. During the three months ended September 30, 2007, 72% of loans were assigned to the Company under the Portfolio Program and 28% were assigned under the Purchase Program. We are an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the dealer-partner and immediately assigned to us.
Portfolio Program
     Typically, the compensation paid to the dealer-partner in exchange for the Consumer Loan is paid in two parts. A portion of the compensation is paid at the time of origination, and a portion is paid over time. The amount paid at the time of origination is called an advance; the portion paid over time based on the performance of the loan is called dealer holdback.
     For accounting purposes, the transactions described above are not considered to be loans to consumers. Instead, our accounting reflects that of a lender to the dealer-partner. This classification for accounting purposes is primarily a result of (i) the dealer-partner’s financial interest in the Consumer Loan and (ii) certain elements of our legal relationship with the dealer-partner. The cash amount advanced to the dealer-partner is recorded as an asset on our balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the amount of the Dealer Loan recorded in Loans receivable.
Purchase Program
     The Purchase Program differs from the Portfolio Program in that the dealer-partner receives a single upfront payment from the Company at the time of origination instead of a cash advance and dealer holdback.
     For accounting purposes, the transactions described above are considered to be originated by the dealer-partner and then purchased by us. The cash amount paid to the dealer-partner is recorded as an asset on our balance sheet. The aggregate amount of all amounts paid to purchase Consumer Loans from dealer-partners, plus accrued income, less repayments, comprises the amount of the Purchased Loan recorded in Loans receivable.
Critical Success Factors
     Critical success factors for us include access to capital and the ability to accurately forecast Consumer Loan performance. Our strategy for accessing the capital required to grow is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and (iii) maintain multiple funding sources. Our funded debt to equity ratio is 2:1 at September 30, 2007. We currently use four primary sources of debt financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) a revolving secured warehouse facility with institutional investors; (iii) SEC Rule 144A asset-backed secured borrowings (“Term ABS 144A”) with qualified institutional investors; and (iv) a residual credit facility with an institutional investor.
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

Consumer Loan Performance
     Although the majority of loan originations are recorded in our financial statements as Dealer Loans, each transaction starts with a loan from the dealer-partner to the individual purchasing the vehicle. Since the cash flows available to repay the Dealer Loans are generated, in most cases, from the underlying Consumer Loan, the performance of the Consumer Loans is critical to our financial results. The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2007. Payments of dealer holdback and accelerated payments of dealer holdback are not included in the advance percentage paid to the dealer-partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

		As of September 30, 2007
Year of	Forecasted			% of Forecast
Origination	Collection %	Advance %	Spread %	Realized
1998	67.4%	46.1%	21.3%	99.7%
1999	72.3%	48.7%	23.6%	99.0%
2000	72.9%	47.9%	25.0%	98.2%
2001	67.8%	46.0%	21.8%	97.6%
2002	71.0%	42.2%	28.8%	97.2%
2003	74.5%	43.4%	31.1%	96.9%
2004	73.9%	44.0%	29.9%	92.0%
2005	74.3%	46.9%	27.4%	81.3%
2006	70.4%	46.6%	23.8%	52.1%
2007	70.1%	46.4%	23.7%	16.0%
     Accurately forecasting future collection rates is critical to our success. The risk of a forecasting error declines as Consumer Loans age. For example, the risk of a material forecasting error for business written in 1999 is very small since 99.0% of the total amount forecasted has already been realized. In contrast, our forecast for recent Consumer Loans is less certain. If we produce disappointing operating results, it will likely be because we overestimated future Consumer Loan performance. Although we believe our forecasted collection rates are as accurate as possible, there can be no assurance that our estimates will be accurate or that Consumer Loan performance will be as expected.
     A wider spread between the forecasted collection rate and the advance rate reduces our risk of credit losses. Because collections are applied to advances on an individual dealer-partner basis, a wide spread does not eliminate the risk of losses, but it does reduce the risk significantly.

     The following tables compare our forecast of Consumer Loan collection rates as of September 30, 2007, with the forecast as of June 30, 2007 and as of December 31, 2006:

	September 30, 2007	June 30, 2007
Loan Origination Year	Forecasted Collection %	Forecasted Collection %	Variance
1998	67.4%	67.5%	(0.1)%
1999	72.3%	72.4%	(0.1)%
2000	72.9%	72.9%	0.0%
2001	67.8%	67.8%	0.0%
2002	71.0%	71.0%	0.0%
2003	74.5%	74.4%	0.1%
2004	73.9%	74.0%	(0.1)%
2005	74.3%	74.1%	0.2%
2006	70.4%	70.7%	(0.3)%

	September 30, 2007	December 31, 2006
Loan Origination Year	Forecasted Collection %	Forecasted Collection %	Variance
1998	67.4%	67.5%	(0.1)%
1999	72.3%	72.4%	(0.1)%
2000	72.9%	73.0%	(0.1)%
2001	67.8%	67.7%	0.1%
2002	71.0%	70.7%	0.3%
2003	74.5%	74.2%	0.3%
2004	73.9%	73.9%	0.0%
2005	74.3%	74.2%*	0.1%
2006	70.4%	71.1%*	(0.7)%
2007	70.1%	69.9%**	0.2%

*	These forecasted collection percentages differ from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and our 2006 earnings release as they have been revised for a seasonality factor. This seasonality factor was first applied during the first quarter of 2007. The following table compares our forecast of Consumer Loan collection rates as of September 30, 2007, with the forecast as of December 31, 2006, without the seasonality factors:

Loan Origination Year	September 30, 2007	December 31, 2006	Variance
2005	74.3%	73.8%	0.5%
2006	70.4%	70.5%	(0.1)%

Forecasted collection percentages prior to 2005 are not materially impacted by the seasonality factors.

**	Collection percentage represents the initial forecasted collection percentage for 2007 originations.
     We modified our loan pricing model during the third quarter of 2006.  These pricing changes were intended to increase Consumer Loan unit volumes and Consumer Loan average loan sizes in exchange for a reduction in profitability per contract as measured by the return on capital. Beginning in February of 2007, we made pricing changes designed to increase the spread between the advance rate and the collection rate.
     There were no material changes in our credit policy or pricing made during the three months ended September 30, 2007, other than routine changes designed to maintain profitability levels.

     Results of Operations
     Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006
     The following is a discussion of the results of operations and income statement data for the Company on a consolidated basis.

	Three Months		Three Months
	Ended		Ended
	September 30,	% of	September 30,	% of
(Dollars in thousands, except per share data)	2007	Revenue	2006	Revenue
Revenue:
Finance charges	$56,743	92.9%	$47,474	85.7%
License fees	60	0.1	3,599	6.5
Other income	4,255	7.0	4,329	7.8

Total revenue	61,058	100.0	55,402	100.0
Costs and expenses:				.
Salaries and wages	13,620	22.3	10,908	19.8
General and administrative	7,266	11.9	6,063	10.9
Sales and marketing	3,835	6.3	3,942	7.1
Provision for credit losses	5,931	9.7	4,404	7.9
Interest	9,030	14.8	5,837	10.5
Other expense	16	—	40	0.1

Total costs and expenses	39,698	65.0	31,194	56.3

Operating income	21,360	35.0	24,208	43.7
Foreign currency gain	26	—	1	—

Income from continuing operations before provision for income taxes	21,386	35.0	24,209	43.7
Provision for income taxes	7,917	13.0	8,775	15.8

Income from continuing operations	13,469	22.0	15,434	27.9

Discontinued operations
Loss from discontinued United Kingdom operations	(9)	—	(132)	(0.2)
Credit for income taxes	(1,282)	(2.1)	(40)	(0.1)

Gain (loss) on discontinued operations	1,273	2.1	(92)	(0.1)

Net income	$14,742	24.1%	$15,342	27.8%

Net income per common share:
Basic	$0.49		$0.46

Diluted	$0.47		$0.44

Income from continuing operations per common share:
Basic	$0.45		$0.47

Diluted	$0.43		$0.44

Gain (loss) from discontinued operations per common share:
Basic	$0.04		$(0.00)

Diluted	$0.04		$(0.00)

Weighted average shares outstanding:
Basic	30,015,048		33,093,592
Diluted	31,139,612		35,074,557

Results of Operations

	Nine Months		Nine Months
	Ended		Ended
	September 30,	% of	September 30,	% of
(Dollars in thousands, except per share data)	2007	Revenue	2006	Revenue
Revenue:
Finance charges	$162,240	91.8%	$141,400	86.5%
License fees	226	0.1	9,700	5.9
Other income	14,229	8.1	12,409	7.6

Total revenue	176,695	100.0	163,509	100.0
Costs and expenses:
Salaries and wages	38,573	21.8	31,467	19.2
General and administrative	20,542	11.6	19,125	11.7
Sales and marketing	12,451	7.0	11,707	7.2
Provision for credit losses	13,602	7.7	7,569	4.6
Interest	26,781	15.2	15,071	9.2
Other expense	74	—	177	0.1

Total costs and expenses	112,023	63.3	85,116	52.0

Operating income	64,672	36.7	78,393	48.0
Foreign currency gain	64	—	12	—

Income from continuing operations before provision for income taxes	64,736	36.7	78,405	48.0
Provision for income taxes	23,387	13.2	28,067	17.2

Income from continuing operations	41,349	23.5	50,338	30.8

Discontinued operations
Loss from discontinued United Kingdom operations	(280)	(0.2)	(277)	(0.2)
Credit for income taxes	(1,363)	(0.7)	(84)	(0.1)

Gain (loss) on discontinued operations	1,083	0.5	(193)	(0.1)

Net income	$42,432	24.0%	$50,145	30.7%

Net income per common share:
Basic	$1.41		$1.47

Diluted	$1.36		$1.38

Income from continuing operations per common share:
Basic	$1.38		$1.48

Diluted	$1.32		$1.38

Gain (loss) from discontinued operations per common share:
Basic	$0.04		$(0.01)

Diluted	$0.03		$(0.01)

Weighted average shares outstanding:
Basic	30,069,639		34,062,249
Diluted	31,228,893		36,348,390

     For the three months ended September 30, 2007, net income decreased to $14.7 million, or $0.47 per diluted share, compared to $15.3 million, or $0.44 per diluted share, for the same period in 2006. The decrease in net income primarily reflects the following:
•	The average size of our loan portfolio grew 27.2%. Finance charges grew by 19.5%. Finance charges grew slower than loans receivable as a result of pricing changes implemented during the third quarter of 2006.

•	Operating expenses increased 18.2%, primarily due to costs associated with additional headcount to support our growth offset by a decrease in restricted stock compensation and bonus expense.

•	We increased our use of debt through share repurchases and Dealer Loan and Purchased Loan originations. The average ratio of debt to equity for the three months increased from 1.0 to 1.9. Increased debt levels caused interest expense to increase $3.2 million.

•	We changed how we account for our license fees due to changing our methodology of collecting fees from our dealer-partners. This change reduced license fees by $3.5 million.

•	The provision for credit losses increased $1.5 million primarily due to increases in the provision for credit losses required to reduce the carrying value of the Dealer Loans to maintain the initial yield established at the inception of each Dealer Loan.

•	A gain of $1.3 million from our discontinued United Kingdom operations was recognized during the quarter. This gain is the result of an adjustment to tax reserves related to prior periods.
     For the nine months ended September 30, 2007, net income decreased to $42.4 million, or $1.36 per diluted share, compared to $50.1 million, or $1.38 per diluted share, for the same period in 2006. The decrease in net income primarily reflects the following:
•	The average size of our loan portfolio grew 21.7%. Finance charges grew by 14.7%. Finance charges grew slower than loans receivable as a result of pricing changes implemented during the third quarter of 2006.

•	Operating expenses increased 14.9%, primarily due to costs associated with additional headcount to support our growth as well as increased stock compensation expense.

•	We increased our use of debt through share repurchases and Dealer Loan and Purchased Loan originations. The average ratio of debt to equity for the nine months increased from 0.8 to 2.0. Increased debt levels caused interest expense to increase $11.7 million.

•	We changed how we account for our license fees due to changing our methodology of collecting fees from our dealer-partners. This change reduced license fees by $9.5 million.

•	The provision for credit losses increased $6.0 million primarily due to increases in the provision for credit losses required to reduce the carrying value of the Dealer Loans to maintain the initial yield established at the inception of each Dealer Loan.
     Finance Charges. The increase for the three months was primarily due to a 27.2% increase in the average size of the combined Dealer and Purchased Loan portfolio as a result of an increase in the number of active dealer-partners. The increase was partially offset by a 230 basis point decrease in the combined average yield on Dealer and Purchased Loans primarily due to pricing changes implemented during the third quarter of 2006. The increase for the nine months was primarily due to a 21.7% increase in the average size of the combined Dealer and Purchased Loan portfolio as a result of an increase in the number of active dealer-partners and an increase in the average loan size. The increase was partially offset by a 190 basis point decrease in the combined average yield on Dealer and Purchased Loans primarily due to pricing changes implemented during the third quarter of 2006.

     The following table summarizes the changes in active dealer-partners and corresponding Consumer Loan unit volume for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006	%change
Consumer Loan unit volume	22,351	22,648	-1.3%
Active dealer-partners (1)	1,945	1,590	22.3%

Average volume per active dealer-partner	11.5	14.2	-19.0%

Consumer Loan unit volume from dealer-partners active both periods	14,942	18,067	-17.3%
Dealer-partners active both periods	1,025	1,025	0.0%

Average volume per dealer-partner active both periods	14.6	17.6	-17.3%

Consumer Loan unit volume from new dealer-partners	5,504	1,322	316.3%
New active dealer-partners (2)	702	218	222.0%

Average volume per new active dealer-partner	7.8	6.1	27.9%

Attrition (3)	-20.2%	-20.3%

(1)	Active dealer-partners are dealer-partners who submit at least one Consumer Loan during the period.

(2)	New active dealer-partners are dealer-partners who enrolled in our program and submitted their first Consumer Loan to us during the periods presented.

(3)	Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from dealer-partners who submitted at least one Consumer Loan during the comparable period of the prior year but who submitted no Consumer Loans during the current period divided by prior year comparable period Consumer Loan unit volume.
     Dealer-partners that enroll in our program have the option to pay an initial $9,850 enrollment fee or can defer their fee. Dealer-partners choosing the latter option agree to allow us to keep 50% of the first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after 100 Consumer Loans have been originated and assigned to us. While we will lose enrollment fee revenue on those dealer-partners choosing this option and not reaching 100 Consumer Loans or otherwise failing to qualify for a Portfolio Profit Express payment, we estimate that we will realize higher per dealer-partner enrollment fee revenue from those dealer-partners choosing this option and qualifying for a Portfolio Profit Express payment. Based on the historical average of Portfolio Profit Express payments, we expect average enrollment fee revenue per dealer-partner for those dealer-partners electing the deferred option and reaching 100 Consumer Loans will be approximately $12,000. Through September 30, 2007, 72 dealer-partners that have enrolled under the deferred option have earned Portfolio Profit Express payments. The amount kept by the Company (50% of the Portfolio Profit Express payment) averaged $12,000 per dealer-partner. Approximately 86% of the dealer-partners that enrolled during the third quarter of 2007 took advantage of the deferred enrollment option.
     License Fees. License fees represent CAPS fees charged to dealer-partners on a monthly basis. The decreases were primarily due to a change in our method of collecting the monthly CAPS fee. Effective January 1, 2007, we implemented a change designed to positively impact dealer-partner attrition. We continue to charge a monthly fee of $599, but instead of collecting and recognizing the revenue from the fee in the current period, we collect it from future dealer holdback payments. As a result of this change, we now record license fees as a yield adjustment, recognizing these fees as finance charge revenue over the term of the Dealer Loan. We recognized a small amount of license fee revenue related to dealer-partners originating Purchased Loans. The decreases in license fees were partially offset by increases in finance charges as a result of this change. Because attrition is impacted by many variables, we cannot quantify the impact of the license fee change on attrition.

     To allow shareholders to more precisely track our financial performance and make comparisons between periods possible, we have provided non-GAAP adjusted license fees reflecting the amount of revenue that would have been recognized if the license fees had always been recorded as a yield adjustment. For the three and nine months ended September 30, 2007 and 2006, total revenue would have changed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Total revenue	$61,058	$55,402	$176,695	$163,509
License fee yield adjustment	1,470	(1,053)	5,769	(3,071)

Adjusted total revenue	$62,528	$54,349	$182,464	$160,438

     Other Income. The increase for the nine months ended September 30, 2007 is primarily related to profit sharing payments received from ancillary product providers during the first quarter of 2007. The amounts received in the first quarter of 2007 are the first profit sharing amounts we have received under this arrangement. Future payments of this kind are not estimable, and will therefore be recorded as revenue when received. No additional payments are expected in 2007. The increase for the nine months is also due to interest earnings on restricted cash related to the Company’s secured borrowings.
     Salaries and Wages. The increase in salaries and wages, as a percentage of revenue, for the three months ended September 30, 2007 was primarily due to an increase in salaries as a result of an increase in headcount to support our growth. This increase was partially offset by a decrease in bonus and stock compensation expenses due to revised estimates for certain performance targets. The increase for the nine months ended September 30, 2007, as a percentage of revenue, was primarily due to an increase in stock compensation expense primarily related to restricted stock awards granted in the first quarter of 2007 and an increase in salaries as a result of an increase in headcount to support our volume growth, which is growing at a faster rate than revenue.
     General and Administrative. The increase, as a percentage of revenue, for the three months ended September 30, 2007 was primarily due to an increase in data processing and other expenses related to investments in new systems and processes to support growth initiatives.
     Sales and Marketing. The decrease, as a percentage of revenue, for the three months ended September 30, 2007 was primarily due to a decrease in dealer-partner support products and services expenses as a result of less utilization of these services by our dealer-partners.
     Provision for Credit Losses. The increases in the provision for the three months and nine months ended September 30, 2007 were primarily due to increases in the provision for credit losses required to reduce the carrying value of the Dealer Loans to maintain the initial yield established at the inception of each Dealer Loan. As an annualized percentage of Loans receivable, the provision for credit losses was 2.7% and 2.0% for the three and nine months ended September 30, 2007, respectively, compared to 2.4% and 1.4%, respectively, for the same periods in 2006.
     Interest. The increases for the three and nine months ended September 30, 2007 were primarily due to increases in the amount of average outstanding debt as a result of borrowings used to fund stock repurchases during 2006 and Dealer Loan and Purchased Loan originations. The increases in interest expense were partially offset by the decreased impact of fixed fees on our secured financings and line of credit facility primarily due to higher outstanding borrowings.
     Provision for Income Taxes. The effective tax rate increased to 37.0% and 36.1% for the three and nine months ended September 30, 2007, respectively, compared to 36.2% and 35.8% for the same periods in 2006. The increases were primarily due to recording interest associated with accrued tax reserves.
     Discontinued Operations. A gain of $1.3 million from our discontinued United Kingdom operations was recognized during the quarter. This gain is the result of an adjustment to tax reserves related to prior periods.

Liquidity and Capital Resources
     Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings through four primary sources of financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) a revolving secured warehouse facility with institutional investors; (iii) SEC Rule 144A asset-backed secured borrowings (“Term ABS 144A”) with qualified institutional investors; and (iv) a residual credit facility with an institutional investor. Our principal need for capital is to fund Dealer Loan and Purchased Loan originations, for the payment of dealer holdback, and to fund stock repurchases. In addition, on February 9, 2007 we signed a Memorandum of Understanding to settle a consumer class action lawsuit discussed in Part II Item 1 of this Report. We have agreed to pay $12.5 million in full and final settlement of all claims against the Company. Pursuant to an adjustment mechanism in the Memorandum of Understanding, the Company has agreed to pay an addition $0.6 million. The Court entered an order preliminarily approving the proposed settlement on June 7, 2007. Hearings on the final settlement were held on September 7, 2007 and October 12, 2007. The Company expects that the Court will enter a final order approving the settlement shortly.
     Our cash and cash equivalents decreased to $5.4 million as of September 30, 2007 from $8.5 million at December 31, 2006. Our total balance sheet indebtedness increased to $490.5 million at September 30, 2007 from $392.2 million at December 31, 2006. This increase was primarily a result of borrowings used to fund new loan originations in 2007. We believe that our cash, cash equivalents, our operating cash flows and liquidity under the sources referenced above are adequate to fund our cash requirements for the foreseeable future.
     Restricted Cash and Cash Equivalents increased to $64.5 million as of September 30, 2007 from $45.6 million at December 31, 2006. The balance consists of: i) $35.9 million of cash collections related to secured financings, ii) $15.9 million of cash held in trusts for future vehicle service contract claims, and iii) $12.7 million held in escrow related to the Memorandum of Understanding referenced above. The claims reserve associated with the trusts and the $12.7 million related to the settlement are included in accounts payable and accrued liabilities in the consolidated balance sheets.
Restricted Securities
     Restricted securities consist primarily of investments related to amounts held in trusts for future vehicle service contract claims. We determine the appropriate classification of our investments in debt and equity securities at the time of purchase and reevaluate such determinations at each balance sheet date. Debt securities for which we do not have the intent or ability to hold to maturity are classified as available for sale, and stated at fair value with unrealized gains and losses, net of income taxes included in the determination of comprehensive income and reported as a component of shareholders’ equity.
     Restricted securities available for sale consisted of the following:

	As of September 30, 2007
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
(in thousands)	Cost	Gains	Losses	Value
US Government and agency securities	$1,781	$20	$—	$1,801
Corporate bonds	1,735	—	(32)	1,703

Total restricted securities available for sale	$3,516	$20	$(32)	$3,504

	As of December 31, 2006
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
US Government and agency securities	$1,578	$—	$(8)	$1,570
Corporate bonds	2,041	—	(47)	1,994

Total restricted securities available for sale	$3,619	$—	$(55)	$3,564

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

	As of September 30, 2007		As of December 31, 2006
		Estimated		Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Contractual Maturity
Within one year	$800	$799	$898	$893
Over one year to five years	2,716	2,705	2,721	2,671
Over five years to ten years	—	—	—	—
Over ten years	—	—	—	—

Total restricted securities available for sale	$3,516	$3,504	$3,619	$3,564

Contractual Obligations
     In addition to the balance sheet indebtedness as of September 30, 2007, we also have contractual obligations resulting in future minimum payments under operating leases. A summary of the total future contractual obligations requiring repayments is as follows (in thousands):

		Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Other
Long-term debt obligations (1)	$489,162	$446,386	$39,005	$1,899	$1,872	$—
Capital lease obligations	1,348	547	801	—	—	—
Operating lease obligations	1,283	657	626	—	—	—
Purchase obligations (2)	1,478	705	773	—	—	—
Other long-term obligations (3)	10,085	—	—	—	—	10,085

Total contractual obligations	$503,356	$448,295	$41,205	$1,899	$1,872	$10,085

(1)	Long-term debt obligations included in the above table consist solely of principal repayments. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 5 in the consolidated financial statements, which is incorporated herein by reference. Based on the actual amounts outstanding under our revolving line of credit and warehouse facilities at September 30, 2007, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of September 30, 2007, interest is expected to be approximately $13.6 million during 2007 and $3.1 million during 2008 and 2009.

(2)	Purchase obligations consist solely of contractual obligations related to the information system requirements of the Company.

(3)	Other long-term obligations included in the above table consist solely of reserves for uncertain tax positions recognized under FIN 48. We have contractual obligations to pay dealer holdback to our dealer-partners; however, as payments of dealer holdback are contingent upon the receipt of customer payments and the repayment of advances, these obligations are excluded from the table above.
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

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Forward-Looking Statements
     We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of operations. When we use any of the words “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “assume,” “forecast,” “estimate,” “intend,” “plan” or similar expressions, we are making forward-looking statements.
     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2006, other risk factors discussed herein or listed from time to time in our reports filed with the Securities and Exchange Commission and the following:
•	Our inability to accurately forecast the amount and timing of future collections could have a material adverse effect on our results of operations.

•	Due to increased competition from traditional financing sources and non-traditional lenders, we may not be able to compete successfully.

•	Our ability to maintain and grow the business is dependent on our ability to continue to access funding sources and obtain capital on favorable terms.

•	We may not be able to generate sufficient cash flow to service our outstanding debt and fund operations.

•	The substantial regulation to which we are subject limits the business, and such regulation or changes in such regulation could result in potential liability.

•	Adverse changes in economic conditions, or in the automobile or finance industries or the non-prime consumer finance market, could adversely affect our financial position, liquidity and results of operations and our ability to enter into future financing transactions.

•	Litigation we are involved in from time to time may adversely affect our financial condition, results of operations and cash flows.

•	We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional personnel could adversely affect our ability to operate profitably.

•	Natural disasters, acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations.
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
     (a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION
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
     In October 2006, the Company and plaintiffs’ counsel commenced settlement discussions, agreeing to use a third party facilitator in face to face discussions in November and December 2006. These discussions led to the execution of a February 9, 2007 Memorandum of Understanding whereby the parties agreed to settle the lawsuit. The Company, without any admission of liability, agreed to pay $12.5 million in full and final settlement of all claims against the Company. Pursuant to an adjustment mechanism in the Memorandum of Understanding, the Company has agreed to pay an additional $0.6 million. The Court entered an order preliminarily approving the proposed settlement on June 7, 2007. Hearings on the final settlement were held on September 7, 2007 and October 12, 2007. The Company expects that the Court will enter a final order approving the settlement shortly.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Stock Repurchases
     The following table summarizes stock repurchases for the three months ended September 30, 2007:

			Total Number of	Maximum Dollar Value
			Shares Purchased as	that May Yet Be Used
	Total Number		Part of Publicly	to Purchase Shares
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs*
July 1 to July 31, 2007	—	$—	—	$36,409,212
August 1 to August 31, 2007	286,381	25.48	286,381	29,113,295
September 1 to September 30, 2007	—	—	—	29,113,295

	286,381	$25.48	286,381

*	On August 5, 1999, we announced a stock repurchase program that authorized us to purchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. Since August 1999, our board of directors has authorized several increases to the stock repurchase program, the most recent occurring on May 24, 2007, which increased the repurchase authorization by $30 million. As of September 30, 2007, we have repurchased approximately 20.4 million shares under the stock repurchase program at a cost of $399.2 million. Included in the stock repurchases to date are 12.5 million shares of common stock purchased through four modified Dutch auction tender offers at a cost of $304.4 million. The repurchase program has no specified expiration date.
ITEM 6. EXHIBITS
     See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION (Registrant)

By: /s/ Kenneth S. Booth Kenneth S. Booth
Chief Financial Officer
October 30, 2007

(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS

Exhibit
No.		Description

4(f)(93)	1	Second Amended and Restated Loan and Security Agreement, dated August 31, 2007, among the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., Variable Funding Capital Company, LLC, Park Avenue Receivables Company LLC, Wachovia Capital Markets, LLC and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4(f)(93) to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2007, File No. 000-20202).

4(f)(94)	2	First Amendment, dated as of September 11, 2007, to the Certificate Funding Agreement, dated September 20, 2006, among the Company, Credit Acceptance Residual Funding LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC, and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 4(f)(94) to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2007, File No. 000-20202).

31(a)	3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated August 31, 2007, and incorporated herein by reference.

2.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 11, 2007, and incorporated herein by reference.

3.	Filed herewith.