Form 10-K
period 2007-12-31
CREDIT ACCEPTANCE CORPORATION
filed 2008-03-14
CIK 885550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of 5,021,041 shares of the Registrant’s common stock held by non-affiliates on June 29, 2007 was approximately $134.7 million. For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

At February 29, 2008, there were 30,378,102 shares of the Registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2008 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1.	BUSINESS

General

Since 1972, Credit Acceptance (referred to as the “Company”, “Credit Acceptance”, “we”, “our” or “us”) has provided auto loans to consumers, regardless of their credit history. Our product is offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our product, but who actually end up qualifying for traditional financing.

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

A consumer who does not qualify for conventional automobile financing can purchase a used vehicle from a Credit Acceptance dealer-partner and finance the purchase through us. We are an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the dealer-partner and immediately assigned to us.

Consumers and dealer-partners benefit from our product as follows:

Consumers.  We help change the lives of consumers who do not qualify for conventional automobile financing by helping them obtain quality transportation and, equally important, providing an opportunity to establish or reestablish their credit through the timely repayment of their Consumer Loan.

Dealer-Partners.  Our program increases dealer-partners’ profits in the following ways:

•	Enables dealer-partners to sell cars to consumers who may not be able to obtain financing without our program. In addition, consumers often become repeat customers by financing future vehicle purchases either through our program or, after they have successfully established or reestablished their credit, through conventional financing.

•	Allows dealer-partners to share in the profits not only from the sale of the vehicle, but also from its financing.

•	Enables dealer-partners to attract consumers by advertising “guaranteed credit approval”, where allowed by law. The consumers will often use other services of the dealer-partners and refer friends and relatives to them.

•	Enables dealer-partners to attract consumers who mistakenly assume they do not qualify for conventional financing.

Our Internet address is creditacceptance.com. We make available, free of charge on the web site, copies of reports we file with or furnish to the Securities and Exchange Commission as soon as reasonably practicable after we electronically file or furnish such reports.

Principal Business

We have two primary programs: the Portfolio Program and the Purchase Program. During the year ended December 31, 2007, 83% of loans were assigned to us under the Portfolio Program and 17% were assigned to us under the Purchase Program. Dealer-Partners have the option to assign Consumer Loans under either program and sign a separate agreement for each program type. Under the Portfolio Program, we advance money to dealer-partners (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loan. Our servicing fee is equal to a fixed percentage (typically 20%) of each payment collected. The Dealer Loan is repaid by collections from the Consumer Loans. Each dealer-partner has an opportunity to receive additional money over time based on the performance of all Consumer Loans that they assign to us under the Portfolio Program. Under the Purchase Program, we buy the Consumer Loan from the dealer-partner (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer. Dealer Loans and Purchased Loans are collectively referred to as “Loans”.

Portfolio Program

As payment for the vehicle, the dealer-partner generally receives the following:

(i)	a down payment from the consumer;

(ii)	a cash advance from us; and

(iii)	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“dealer holdback”).

We record the amount advanced to the dealer-partner as a Dealer Loan, which is classified within Loans receivable in our consolidated balance sheets. Cash advanced to dealer-partners is automatically assigned to the originating dealer-partner’s open pool of advances. At the dealer-partner’s option, a pool containing at least 100 Consumer Loans can be closed and subsequent advances assigned to a new pool. All advances due from a dealer-partner are secured by the future collections on the dealer-partner’s portfolio of Consumer Loans assigned to us. For dealer-partners with more than one pool, the pools are cross-collateralized so that the performance of other pools is considered in determining eligibility for dealer holdback. We perfect our security interest in the Dealer Loans by taking possession of the Consumer Loans.

The dealer servicing agreement provides that collections received by us during a calendar month on Consumer Loans assigned by a dealer-partner are applied on a pool-by-pool basis as follows:

•	First, to reimburse us for certain collection costs;

•	Second, to pay us our servicing fee;

•	Third, to reduce the aggregate advance balance and to pay any other amounts due from the dealer-partner to us; and

•	Fourth, to the dealer-partner as payment of dealer holdback.

Dealer-partners have an opportunity to receive a portion of the dealer holdback on an accelerated basis at the time a pool of 100 or more Consumer Loans is closed. The eligibility to receive accelerated dealer holdback and the amount paid to the dealer-partner is calculated using a formula that considers the forecasted collections and the advance balance on the closed pool. If the collections on Consumer Loans from a dealer-partner’s pool are not sufficient to repay the advance balance, the dealer-partner will not receive dealer holdback or accelerated dealer holdback.

Since typically the combination of the advance and the consumer’s down payment provides the dealer-partner with a cash profit at the time of sale, the dealer-partner’s risk in the Consumer Loan is limited. We cannot demand repayment from the dealer-partner of the advance except in the event the dealer-partner is in default of the dealer servicing agreement. Advances are made only after the Consumer Loan is approved, accepted by and assigned to us and all other stipulations required for funding have been satisfied.

For accounting purposes, the transactions described under the Portfolio Program are not considered to be loans to consumers. Instead, our accounting reflects that of a lender to the dealer-partner. The classification as a Dealer Loan for accounting purposes is primarily a result of (i) the dealer-partner’s financial interest in the Consumer Loan and (ii) certain elements of our legal relationship with the dealer-partner. The cash amount advanced to the dealer-partner is recorded as an asset on our balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the amount of the Dealer Loan recorded in Loans receivable.

Purchase Program

We began offering a Purchase Program on a limited basis in March of 2005. The Purchase Program differs from our traditional Portfolio Program in that the dealer-partner receives a single upfront payment from us at the time of origination instead of a cash advance and dealer holdback. Purchase Program volume increased in 2007 as the program was offered to additional dealer-partners.

For accounting purposes, the transactions described under the Purchase Program are considered to be originated by the dealer-partner and then purchased by us. The cash amount paid to the dealer-partner is recorded as an asset on our balance sheet. The aggregate amount of all amounts paid to purchase Consumer Loans from dealer-partners, plus accrued income, less repayments, comprises the amount of Purchased Loans recorded in Loans receivable.

The following table summarizes key information regarding Purchased Loans:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Purchased Loan unit volume as a percentage of total unit volume	17.3%	4.0%
Net Purchased Loan receivable balance as a percentage of the total net receivable balance	17.2%	4.6%

Revenue Sources

Credit Acceptance derives its revenues from the following principal sources:

(i)	Finance charges, which are comprised of: (a) servicing fees earned as a result of servicing Consumer Loans assigned to us by dealer-partners under the Portfolio Program, (b) finance charge income from Purchased Loans, (c) fees earned from our third party ancillary product offerings, and (d) fees associated with certain Loans;

(ii)	License fees, which represent monthly fees charged to dealer-partners for access to our patented Internet-based Credit Approval Processing System (“CAPS”). Effective January 1, 2007, we implemented a change designed to positively impact dealer-partner attrition. We continue to charge a monthly fee of $599, but instead of collecting and recognizing the revenue from the fee in the current period, we collect it from future dealer holdback payments. As a result of this change, we now record license fees as a yield adjustment, recognizing these fees as finance charge revenue over the term of the Dealer Loan. We recognize a limited amount of license fee revenue related to dealer-partners that only participate in our Purchase Program;

(iii)	Other income, which primarily consists of: interest income, remarketing charges, dealer support products and services, marketing income, and dealer enrollment fees. For additional information, see Note 2 to the consolidated financial statements.

The following table sets forth the percent relationship to total revenue from continuing operations of each of these sources:

	For the Years Ended
	December 31,
Percent of Total Revenue from Continuing Operations	2007	2006	2005

Finance charges	91.9%	86.0%	87.6%
License fees	0.1%	6.2%	4.9%
Other income	8.0%	7.8%	7.5%

Total revenue	100.0%	100.0%	100.0%

Our business is seasonal with peak Consumer Loan acceptances and collections occurring during the first quarter of the year. However, this seasonality does not have a material impact on our interim results.

We have two reportable business segments: United States and Other. The United States segment consists of the United States automobile financing business. The Other segment primarily consists of the discontinued United Kingdom automobile financing business. For information regarding our reportable segments, see Note 11 to the consolidated financial statements.

Operations in the United States

Our target market is a select group of approximately 70,000 independent and franchised automobile dealers in the United States. The marketing of our program is intended to: (i) result in a network consisting of dealer-partners who share our commitment to changing lives and (ii) increase the value of our program to our dealer-partners. Dealer-partners that enroll in our program have the option to pay a one-time enrollment fee of $9,850 or to defer the fee. Dealer-partners choosing to defer payment of the enrollment fee agree to allow us to keep 50% of their first accelerated dealer holdback payment. In return for the enrollment fee, we provide the dealer-partner with training and the first month’s access to CAPS. For dealer-partners opting to pay the enrollment fee at the time of enrollment, in addition to their first month’s access to CAPS, we also provide various marketing materials such as signs and sales promotion kits.

Dealer-partner enrollments for each of the last five years are presented in the table below:

Number of
Dealer-Partner
Year	Enrollments

2003	399
2004	534
2005	956
2006	1,172
2007	1,835

A new dealer-partner is required to execute a dealer servicing agreement related to the Portfolio Program and, at their option, a Purchase Program agreement, which define the legal relationship between us and the dealer-partner. The agreements assign the responsibilities for collecting the amounts due on Consumer Loans to us. Under the typical agreement, a dealer-partner represents that it will only assign Consumer Loans to us which satisfy criteria established by us, meet certain conditions with respect to their binding nature and the status of the security interest in the purchased vehicle, and comply with applicable state, federal and foreign laws and regulations. If we discover a misrepresentation by the dealer-partner relating to a Consumer Loan assigned to us, we can demand that the Consumer Loan be repurchased for the current balance of the Consumer Loan less the amount of any unearned finance charge plus the applicable termination fee, which is generally $500. Upon receipt of such amount in full, we will reassign the Consumer Loan and its security interest in the financed vehicle to the dealer-partner. The dealer-partner can also opt to repurchase their Consumer Loan portfolio assigned under the Portfolio Program, at their discretion.

The typical agreement may be terminated by us or by the dealer-partner upon written notice. We may terminate the agreement immediately in the case of an event of default by the dealer-partner. Events of default include, among other things:

(i)	the dealer-partner’s refusal to allow us to audit its records relating to the Consumer Loans assigned to us;

(ii)	the dealer-partner, without our consent, is dissolved; merges or consolidates with an entity not affiliated with the dealer-partner; or sells a material part of its assets outside the course of its business to an entity not affiliated with the dealer-partner; or

(iii)	the appointment of a receiver for, or the bankruptcy or insolvency of, the dealer-partner.

While a dealer-partner can cease assigning Consumer Loans to us at any time without terminating the agreement, if the dealer-partner elects to terminate the agreement or in the event of a default, the dealer-partner must immediately pay us:

(i)	any unreimbursed collection costs on Dealer Loans;

(ii)	any unpaid advances and all amounts owed by the dealer-partner to us; and

(iii)	a termination fee equal to 15% of the then outstanding amount of the Consumer Loans accepted or purchased by us.

Upon receipt of such amounts in full, we reassign the Consumer Loans and our security interest in the financed vehicles to the dealer-partner. In the event of a termination, we may continue to service Consumer Loans assigned by dealer-partners accepted prior to termination in the normal course of business without charging a termination fee.

Dealer-partners receive a monthly statement from us, summarizing all activity on Consumer Loans assigned by such dealer-partner.

Consumer Loan Assignment.  Once a dealer-partner has enrolled in our programs, the dealer-partner may begin assigning Consumer Loans to us. A Consumer Loan originates when a consumer enters into a contract with a dealer-partner that sets forth the terms of the agreement between the consumer and the dealer-partner for the payment of the purchase price of the automobile. The amount of the Consumer Loan consists of the total principal and interest that the consumer is required to pay over the term of the Consumer Loan. Virtually all of the Consumer Loans accepted by us in the United States are processed through CAPS. CAPS allows dealer-partners to input a consumer’s credit application and view the response from us via the Internet. CAPS allows dealer-partners to: (i) receive a quick approval from us; and (ii) interact with our proprietary credit scoring system to improve the structure of each transaction prior to delivery. All responses include the amount of funding (advance for a Dealer Loan or purchase price for a Purchased Loan), as well as any stipulations required for funding. The amount of funding is determined using a formula which considers a number of factors including the timing and amount of cash flows expected on the related Consumer Loan and our target return on capital at the time the Consumer Loan is assigned. The estimated future cash flows are determined based upon our proprietary credit scoring system, which considers numerous variables, including attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information and other factors, to calculate a composite credit score that corresponds to an expected collection rate. Our proprietary credit scoring system forecasts the collection rate based upon the historical performance of Consumer Loans in our portfolio that share similar characteristics. The performance of our proprietary credit scoring system is evaluated monthly by comparing projected to actual Consumer Loan performance. Adjustments are made to our proprietary credit scoring system as necessary.

While a dealer-partner can assign any legally compliant Consumer Loan to us, the decision whether to provide funding to the dealer-partner and the amount of any funding is made solely by us. We perform all significant functions relating to the processing of the Consumer Loan applications and bear certain costs of Consumer Loan acceptances, including the cost of assessing the adequacy of Consumer Loan documentation, compliance with underwriting guidelines and the cost of verifying employment, residence and other information provided by the dealer-partner.

In the majority of states, Consumer Loan contracts are written on a contract form provided by us. The Consumer Loan transaction is not accepted by the Company until we have received and approved all the related stipulations for funding. The acceptance of the Consumer Loan from the dealer-partner to us occurs after both the consumer and dealer-partner sign the contract and the original contract and supporting documentation are received and approved by us. Although the dealer-partner is named in the Consumer Loan contract, the dealer-partner generally does not have legal ownership of the Consumer Loan for more than a moment and the Company, not the dealer-partner, is listed as lien holder on the vehicle title. The consumer’s payment obligation is directly to us. Payments are generally made by the consumer directly to us. The consumer’s failure to pay amounts due under the Consumer Loan will result in collection action by us.

Our business model allows us to share the risk and reward of collecting on the Consumer Loans with the dealer-partners. Such sharing is intended to motivate the dealer-partner to assign better quality Consumer Loans, follow our underwriting guidelines, and provide appropriate service and support to the consumer after the sale. We believe this arrangement aligns the interests of the Company, the dealer-partner and the consumer. We measure various criteria for each dealer-partner against other dealer-partners in their area as well as the top performing dealer-partners. Sales representatives regularly review the performance of each dealer-partner and, together with the dealer-partner, create an action plan to improve the dealer-partner’s overall success with our program.

Information on our Consumer Loans is presented in the following table:

	For the Years Ended December 31,
Average Consumer Loan Data	2007	2006	2005	2004	2003

Average size of Consumer Loan accepted	$13,878	$12,722	$12,015	$12,765	$12,206
Percentage growth in average size of Consumer Loan	9.1%	5.9%	(5.9)%	4.6%	8.1%
Average initial term (in months)	41	37	35	37	37

Collections.  Our collectors are organized into teams. Our first payment missed team services Consumer Loans of consumers who have failed to make one of their first three payments on time. A collection call is generally placed to these consumers within one day after the payment is due. After a consumer has made their initial three payments, the Consumer Loan is serviced by either our delinquency team or our specialized team. Within our delinquency team Consumer Loans are segmented by various phone contact profiles (such as a good residence phone number, but no employment phone number). Our specialized team has higher skilled collectors with access to additional tools. This team locates consumers by finding new contact information to use to collect amounts due or to return the Consumer Loan to the delinquency team. The specialized team services Consumer Loans with the following characteristics:

(i.)	no valid phone contact information;

(ii.)	valid contact information, yet no contact in seven days; or

(iii.)	various specialty segments (such as military personnel).

When a Consumer Loan is approved for repossession, the account is transferred to our repossession team. Repossession personnel continue to service the Consumer Loan as it is being assigned to a third party repossession contractor, who works on a contingency fee basis. Once a vehicle has been repossessed, the consumer can negotiate a redemption, whereby the vehicle is returned to the consumer in exchange for paying off the Consumer Loan balance, or where appropriate or if required by law, the vehicle is returned to the consumer and the Consumer Loan reinstated, in exchange for reducing or eliminating the past due balance. If the redemption process is not successful, the vehicle is sold at a wholesale automobile auction. Prior to sale, the vehicle is usually inspected by our remarketing representatives who authorize repair and reconditioning work in order to maximize the net sale proceeds at auction.

If the vehicle sale proceeds are not sufficient to satisfy the balance owing on the Consumer Loan, the Consumer Loan is serviced by either: (i) our senior collection team, in the event that the consumer is willing to make payments on the deficiency balance; or (ii) where permitted by law, our legal team, if it is believed that legal action is required to reduce the deficiency balance owing on the Consumer Loan. Our legal team generally assigns Consumer Loans to third party collection attorneys who file a claim and upon obtaining a judgment, garnish wages or other assets. Additionally, we may sell or assign Consumer Loans to a third party collection company.

Collectors rely on two systems; the Collection System (“CS”) and the Loan Servicing System (“LSS”). The CS and the LSS are connected through a batch interface. The present CS has been in service since June 2002. The CS interfaces with a predictive dialer and records all activity on a Consumer Loan, including details of past phone conversations with the consumer, collection letters sent, promises to pay, broken promises, repossession orders and collection attorney activity. The LSS maintains a record of all transactions relating to Consumer Loans assigned after July 1990 and is a primary source of data utilized to:

(i)	evaluate our proprietary credit scoring system;

(ii)	forecast future collections;

(iii)	establish the amount of revenue recognized by us; and

(iv)	analyze the profitability of our program.

During the third quarter of 2005, we began an initiative to outsource a portion of our collection function to a company in India. In the second quarter of 2006, we entered into another outsourcing arrangement with a company in Costa Rica. These outsourced collectors service accounts using the CS and typically work accounts that are less than sixty days past due. Outsourcing reduces the geographic risk of having two collection centers in the United States and provides additional flexibility to scale our operation.

Service Contracts and Insurance Products

We provide dealer-partners the ability to offer vehicle service contracts to consumers. Buyers Vehicle Protection Plan, Inc. (“BVPP”), a wholly owned subsidiary of the Company, has relationships with third party administrators (“TPAs”) whereby the TPAs process claims on vehicle service contracts that are underwritten by third party insurers. BVPP receives a commission for all vehicle service contracts sold by our dealer-partners when the vehicle is financed by us, and does not bear any risk of loss for claims. The commission is included in the retail price of the vehicle service contract which is added to the Consumer Loan. We provide dealer-partners with an additional advance based on the retail price of the vehicle service contract. We recognize our commission from the vehicle service contracts as part of finance charges on a level-yield basis based upon forecasted cash flows. Our agreements with two of our TPAs allow us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. Profit sharing payments are received once a year, if eligible. Profit sharing payments are currently not estimable due to a lack of historical information and therefore revenue related to these payments is recognized in the period the payments are received.

Agreements with two of the TPAs also require that vehicle service contract premiums be placed in trust accounts. Funds in the trust accounts are utilized by the TPA to pay claims on the vehicle service contracts. Profit sharing payments, if any, on the vehicle service contracts are distributed to us after the term of the vehicle service contracts have substantially expired provided certain loss rates are met. Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), we are considered the primary beneficiary of the trusts. As a result, the assets and liabilities of the trusts have been consolidated on our balance sheet. As of December 31, 2007, the trusts had $21.6 million in assets available to pay claims and a related claims reserve of $20.2 million.

BVPP also has a relationship with a TPA that allows dealer-partners to offer a Guaranteed Asset Protection (“GAP”) product to consumers whereby the TPA processes claims that are underwritten by a third party insurer. GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer’s insurance policy in the event the vehicle is totaled or stolen. We receive a commission for all GAP contracts sold by our dealer-partners when the vehicle is financed by us, and do not bear any risk of loss for claims. The commission is included in the retail price of the GAP contract which is added to the Consumer Loan. We provide dealer-partners with an additional advance based on the retail price of the GAP contract. We recognize our commission from the GAP contracts as part of finance charges on a level-yield basis based upon forecasted cash flows. We are eligible to receive profit sharing payments depending on the performance of the GAP program. Profit sharing payments from the third party are received once a year, if eligible. Profit sharing payments are currently not estimable due to a lack of historical information and therefore revenue related to these payments is recognized in the period the payments are received.

Businesses in Liquidation

Effective June 30, 2003, we decided to stop originating Consumer Loans in the United Kingdom. We sold the remaining Consumer Loan portfolio of our United Kingdom subsidiary on December 30, 2005. The selling price was approximately $4.3 million resulting in a pre-tax gain of approximately $3.0 million.

Credit Loss Policy

For information regarding our accounting policy for the allowance for credit losses, see Note 2 to the consolidated financial statements.

Competition

The market for consumers who do not qualify for conventional automobile financing is large and highly competitive. The market is currently served by “buy here, pay here” dealerships, banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned. Many of these companies are much larger and have greater resources than us. These companies typically target higher credit tier customers within our market. We compete by offering a profitable and efficient method for dealer-partners to finance customers who would be more difficult or less profitable to finance through other methods. In addition, we compete on the basis of the level of service provided by our origination and sales personnel.

Customer and Geographic Concentrations

No single dealer-partner accounted for more than 10% of total revenues during any of the last three years. Additionally, no single dealer-partner’s Loan receivable balance accounted for more than 10% of total Loans as of December 31, 2007 or 2006. The following table provides information regarding the five states that are responsible for the largest dollar amount of Consumer Loans accepted or purchased in the United States during 2007:

	Consumer Loans		Active Dealer-Partners(1)
	Amount	% of Total	Number	% of Total
(Dollars in thousands)

Texas	$134,758	9.1%	186	6.6%
Michigan	108,055	7.3	168	5.9
Alabama	98,595	6.7	89	3.1
Ohio	86,240	5.8	157	5.6
Mississippi	75,916	5.1	71	2.5
All other states	977,123	66.0	2,155	76.3

Total	$1,480,687	100.0%	2,826	100.0%

(1)	Active dealer-partners are dealer-partners who have received funding for at least one Loan during the year.

The following table provides information regarding the five states that are responsible for the largest dollar amount of Consumer Loans accepted or purchased in the United States during 2006:

	Consumer Loans		Active Dealer-Partners(1)
	Amount	% of Total	Number	% of Total
(Dollars in thousands)

Texas	$94,974	8.2%	139	6.3%
Alabama	88,024	7.6	74	3.3
Michigan	86,607	7.5	161	7.3
Mississippi	68,823	5.9	59	2.7
New York	66,895	5.8	143	6.5
All other states	756,716	65.0	1,638	73.9

Total	$1,162,039	100.0%	2,214	100.0%

(1)	Active dealer-partners are dealer-partners who have received funding for at least one Loan during the year.

Geographic Financial Information

For the three years ended December 31, 2007, 2006 and 2005, revenues from continuing operations were derived primarily from operations in the United States. Long-lived assets were also primarily located in the United States.

Regulation

Our businesses are subject to various state, federal and foreign laws and regulations, which:

(i) require licensing and qualification;

(ii) regulate interest rates, fees and other charges;

(iii) require specified disclosures to consumers;

(iv) govern the sale and terms of ancillary products; and

(v) define our rights to collect Consumer Loans and repossess and sell collateral.

Failure to comply with, or an adverse change in, these laws or regulations could have a material adverse effect on us by, among other things, limiting the states or countries in which we may operate, restricting our ability to realize the value of the collateral securing the Consumer Loans, or resulting in potential liability related to our collection of Consumer Loans. In addition, governmental regulations depleting the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on us. We are not aware of any such legislation currently pending that could have a material adverse effect on us.

The sale of insurance products in connection with Consumer Loans assigned to or purchased by us from dealer-partners is also subject to state laws and regulations. However, as we do not deal directly with consumers in the sale of insurance products, we do not believe that such laws and regulations significantly affect our business. Nevertheless, there can be no assurance that insurance regulatory authorities in the jurisdictions in which such products are offered by dealer-partners will not seek to regulate us or restrict the operation of our business in such jurisdictions. Any such action could materially adversely affect the income received from such products.

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable laws and regulations. Our agreements with dealer-partners provide that the dealer-partner shall indemnify us with respect to any loss or expense we incur as a result of the dealer-partner’s failure to comply with applicable laws and regulations.

Team Members

As of December 31, 2007, we had 971 full and part-time team members. Our team members have no union affiliations and we believe our relationship with our team members is good. The table below presents team members by function:

	Number of Team Members
	December 31,
Functions	2007	2006

Servicing	510	423
Originations	232	202
Support	229	163

Total	971	788

ITEM 1A.	RISK FACTORS

Our inability to accurately forecast and estimate the amount and timing of future collections could have a material adverse effect on results of operations.

Since cash flows available to repay the Loans are generated, in most cases, from the underlying Consumer Loans, the ability to accurately forecast Consumer Loan performance is critical to our success. At the time of Consumer Loan acceptance or purchase, we forecast future expected cash flows from the Consumer Loan. Based on these forecasts, we make an advance or cash payment to the related dealer-partner at a level designed to achieve an acceptable return on capital. If Consumer Loan performance equals or exceeds original expectations, it is likely the target return on capital will be achieved. However, actual cash flows from any individual Consumer Loan are often different than cash flows estimated at Consumer Loan inception. There can be no assurance that estimates will be accurate or that Consumer Loan performance will be as expected. In the event that we underestimate the default risk or under-price products, the financial position, liquidity and results of operations could be adversely affected, possibly to a material degree.

Due to increased competition from traditional financing sources and non-traditional lenders, we may not be able to compete successfully.

The automobile finance market for consumers who do not qualify for conventional automobile financing is large and highly competitive. The market is served by a variety of companies including “buy here, pay here” dealerships. The market is also currently served by banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned. Many of these companies are much larger and have greater financial resources than are available to us, and many have long standing relationships with automobile dealerships. Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and consumers. There is potential that significant direct competition could emerge and that we may be unable to compete successfully.

We may be unable to continue to access funding sources and obtain capital on favorable terms needed to maintain and grow the business.

We currently use four primary sources of debt financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) a revolving secured warehouse facility with institutional investors; (iii) SEC Rule 144A asset-backed secured borrowings (“Term ABS 144A”) with qualified institutional investors; and (iv) a residual credit facility with an institutional investor. There can be no assurance that new or additional financing can be obtained, or that it will be available on acceptable terms. If our various financing alternatives were to become limited or unavailable, we may have to limit business activity, and operations could be materially adversely affected.

We may not be able to generate sufficient cash flow to service our outstanding debt and fund operations.

We currently have substantial outstanding indebtedness and our credit facilities allow us to incur significant amounts of additional debt. The ability to make payment of principal or interest on indebtedness will depend in part on our future operating performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash flow in the future to service our debt, we may be required to refinance all or a portion of our existing debt or obtain additional financing. There can be no assurance that any such refinancing will be possible or that any additional financing can be obtained on sustainable terms.

Dependence on securitization program and financial guaranty insurance.

We rely upon our ability to transfer Loans to securitization trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of credit facilities and to fund new Loans. The asset-backed securities market has been currently experiencing unprecedented disruptions. Current conditions in this market include reduced liquidity, high credit risk premiums for certain market participants and reduced investor demand for asset-backed securities, particularly those backed by sub-prime collateral. These conditions, which may increase our cost of funding and reduce our access to the asset-backed securities market, may continue or worsen in the future. We attempt to mitigate the impact of market disruptions by obtaining adequate committed credit facilities and accessing other sources of financing from a variety of reliable sources. There can be no assurance, however, that we will be successful in selling securities in the asset-backed securities market, that our credit facilities and other sources of financing will be adequate to fund Loans until the disruptions in the securitization markets subside or that the cost of debt will allow us to operate at profitable levels. Disruptions in this market or any adverse change or delay in our ability to access the market could have a material adverse effect on our financial position, liquidity and results of operations.

We execute securitization transactions to fund our future liquidity needs. There can be no assurance that funding will be available to us through these sources or, if available, that it will be on terms acceptable to us. If these, and other sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in loss experience on the Loans, breach of financial covenants or portfolio and pool performance measures, disruption of the asset-backed market or otherwise, we could be required to revise the scale of our business, including the possible discontinuation of funding Loans, which could have a material adverse effect on our ability to achieve our business and financial objectives.

To date, most of our securitizations in the United States have utilized financial guaranty insurance policies provided by various monoline insurance providers to achieve AAA/Aaa ratings on the insured securities issued in the securitization transactions. These ratings reduce the costs of securitizations and enhance the marketability of these transactions to investors in asset-backed securities. The downgrading of monoline insurance providers’ credit ratings or the inability to structure alternative credit enhancements, such as senior subordinated transactions for our securitization program could result in higher interest costs for future securitizations sponsored by us and larger initial credit enhancement requirements. The absence of a financial guaranty insurance policy may also impair the marketability of our securitizations. These events could have a material adverse effect on the cost and availability of capital which in turn could have a material adverse effect on our financial position, liquidity and results of operations.

Requirements under credit facilities to meet financial and portfolio performance covenants.

Our credit facilities contain various covenants requiring certain minimum financial ratios and minimum asset quality. Failure to meet any of these covenants could result in an event of default under these agreements.

If we cannot comply with the requirements in our credit facilities, then the lenders may increase our borrowing costs, require us to repay immediately all of the outstanding debt, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these facilities. If our debt payments were accelerated, our assets might not be sufficient to fully repay the debt. These lenders may require us to use all of our available cash to repay our debt or foreclose upon their collateral. We may not be able to obtain a waiver of these provisions or refinance our debt, if needed. In such case, our financial condition, liquidity and results of operations would suffer.

Interest rate fluctuations may adversely affect our borrowing costs, profitability and liquidity.

Our profitability may be directly affected by the level of and fluctuations in interest rates, which affects our borrowing costs. Our profitability and liquidity could be adversely affected during any period of higher interest rates, possibly to a material degree. We monitor the interest rate environment and employ hedging strategies designed to mitigate the impact of increases in interest rates. We can provide no assurance, however, that hedging strategies will mitigate the impact of increases in interest rates.

The substantial regulation to which we are subject could result in potential liability.

Our business is subject to various laws and regulations which require licensing and qualification; limit interest rates, fees and other charges associated with the Consumer Loans assigned to us; require specified disclosures by dealer-partners to consumers; govern the sale and terms of ancillary products; and define the rights to repossess and sell collateral. Failure to comply with, or an adverse change in, these laws or regulations could have a material adverse effect on us by, among other things, limiting the jurisdictions in which we may operate, restricting the ability to realize the value of the collateral securing the Consumer Loans, making it more costly or burdensome to do business, or resulting in potential liability. In addition, governmental regulations which would deplete the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on us.

The sale of insurance products in connection with Consumer Loans assigned to us by dealer-partners is also subject to state laws and regulations. As the holder of the Consumer Loans that contain these products, some of these state laws and regulations may apply to our servicing and collection of the Consumer Loans. Although we do not believe that such laws and regulations significantly affect our business because we do not deal directly with consumers in the sale of insurance products, there can be no assurance that insurance regulatory authorities in the jurisdictions in which such products are offered by dealer-partners will not seek to regulate or restrict the operation of the business in such jurisdictions. Any such action could materially adversely affect the income received from such products.

Adverse changes in economic conditions, or in the automobile or finance industries or the non-prime consumer market, could adversely affect our financial position, liquidity and results of operations and our ability to enter into future financing transactions.

We are subject to general economic conditions which are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase. These periods may also be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Because our business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions and losses on these Consumer Loans could be higher than that of those experienced in the general automobile finance industry, and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in service fee income. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also materially adversely affect our financial position, liquidity and results of operations and our ability to enter into future financing transactions.

Litigation we are involved in from time to time may adversely affect our financial condition, results of operations and cash flows.

As a result of the consumer-oriented nature of the industry in which we operate and uncertainties with respect to the application of various laws and regulations in some circumstances, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud and breach of contract. Some litigation against us could take the form of class action complaints by consumers. As the assignee of Consumer Loans originated by dealer-partners, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealer-partners. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. A significant judgment against us in connection with any litigation could have a material adverse effect on our financial condition and results of operations.

We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional personnel could adversely affect our ability to operate profitably.

Our senior management average over 9 years of experience with the Company. Our success is dependent upon the management and the leadership skills of these managers. In addition, competition from other companies to hire our personnel possessing the necessary skills and experience required could contribute to an increase in employee turnover. The loss of any of these individuals or an inability to attract and retain additional qualified personnel could adversely affect us. There can be no assurance that we will be able to retain our existing senior management personnel or attract additional qualified personnel.

Our inability to properly safeguard confidential consumer information.

If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ personal information or loan information, or if we give third parties or our employees improper access to our customers’ personal information or loan information, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential consumer information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our security measures are designed to protect against security breaches, but our failure to prevent such security breaches could subject us to liability, decrease our profitability, and damage our reputation.

Our operations could suffer from telecommunications or technology downtime or increased costs.

The temporary or permanent loss of our computer and telecommunications equipment, software systems and Internet access, through system conversions or operating malfunction, could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our origination and collection activities. Any failure of our information systems or software and our backup systems could interrupt our business operations and harm our business.

Our ability to integrate computer and telecommunications technologies into our business is essential to our competitive position and our success. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles. We may not be successful in anticipating, managing or adopting technological changes on a timely basis.

While we believe that our existing information systems are sufficient to meet our current demands and continued expansion, our future growth may require additional investment in these systems. We cannot ensure that adequate capital resources will be available to us at the appropriate time.

Natural disasters, acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations.

Natural disasters, acts of war, terrorist attacks and the escalation of military activity in response to such attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions and job losses. Such events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist attacks and the national and international responses to such threats could affect the business in ways that cannot be predicted. The effect of any of these events or threats could have an adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

United States and Other

Our headquarters are located at 25505 West Twelve Mile Road, Southfield, Michigan 48034. We purchased the office building in 1993 and have a mortgage loan from a commercial bank that is secured by a first mortgage lien on the property. The office building includes approximately 117,000 square feet of useable space on five floors. We occupy approximately 101,000 square feet of the building, with most of the remainder of the building leased to various tenants.

We lease approximately 20,000 square feet of office space in Henderson, Nevada. The lease expires in October 2009.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, industry participants are frequently subject to various consumer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to our repossession and sale of the consumer’s vehicle and other debt collection activities. As we accept assignments of Consumer Loans originated by dealer-partners, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealer-partners. Many of these cases are filed as purported class actions and seek damages in large dollar amounts. An adverse ultimate disposition in any such action could have a material adverse impact on our financial position, liquidity and results of operations.

For a description of material pending litigation to which we are a party, see Note 12 to the consolidated financial statements, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Price

During the year ended December 31, 2007 our common stock was traded on The Nasdaq Global Market® (“Nasdaq”) under the symbol CACC. From July 19, 2005 until April 25, 2006, our common stock was delisted from the Nasdaq and was traded on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the symbol CACC until it was relisted on the Nasdaq with trading in its common shares beginning on April 26, 2006. The following table sets forth the high and low sale prices as reported by the Nasdaq and Pink Sheets for the common stock for the relevant periods during 2006 and 2007. Such bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2007		2006
Quarter Ended	High	Low	High	Low

March 31	$33.97	$21.74	$25.00	$15.89
June 30	29.11	25.21	30.55	23.05
September 30	27.28	20.01	30.70	24.53
December 31	25.08	15.44	34.59	30.10

As of February 14, 2008, the number of beneficial holders and shareholders of record of the common stock was 1,574 based upon securities position listings furnished to us.

Dividends

We have not paid any cash dividends during the periods presented. Our credit agreements contain financial covenants pertaining to our maximum ratio of funded debt to tangible net worth, which may indirectly limit the payment of dividends on common stock.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the period beginning January 1, 2003 and ending on December 31, 2007 with the cumulative total return on the Nasdaq Market Index and a peer group index based upon approximately 100 companies included in the Dow Jones — US General Financial Index. The comparison assumes that $100 was invested on January 1, 2003 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CREDIT ACCEPTANCE CORP.,
NASDAQ MARKET INDEX AND DJ US GENERAL FINANCE INDEX

ASSUMES $100 INVESTED ON JANUARY 1, 2003
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2007

Stock Repurchases

In 1999, our board of directors approved a stock repurchase program which authorizes us to purchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. As of December 31, 2007, we have repurchased approximately 20.4 million shares under the stock repurchase program at a cost of $399.2 million. Included in the stock repurchases to date are 12.5 million shares of common stock purchased through four modified Dutch auction tender offers at a cost of $304.4 million. As of December 31, 2007, we have authorization to repurchase up to $29.1 million of our common stock.

The following table summarizes our stock repurchases for the three months ended December 31, 2007:

				Total Number of	Maximum Dollar Value
				Shares Purchased as	that May Yet Be Used
	Total Number			Part of Publicly	to Purchase Shares
	of Shares		Average Price	Announced Plans	Under the Plans
Period	Purchased		Paid per Share	or Programs	or Programs

October 1 through October 31, 2007	—		$—	—	$29,113,295
November 1 through November 30, 2007	31	*	—	—	29,113,295
December 1 through December 31, 2007	—		—	—	29,113,295

	—		$—	—

*	Amount represents shares of common stock released to the Company by employees as payment of tax withholdings due to the Company upon the vesting of restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected income statement and balance sheet data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements for the years ended December 31, 2007, 2006, and 2005, and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this Annual Report. Certain amounts for prior periods have been reclassified to conform to the current presentation.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands, Except Per Share Data)

Income Statement Data:
Revenue	$239,927	$219,332	$201,268	$172,071	$141,042
Costs and expenses:
Salaries and wages	55,396	41,015	39,093	35,300	31,693
General and administrative(A)	27,271	36,485	20,834	20,724	18,573
Sales and marketing	17,441	16,624	14,275	11,915	8,006
Provision for credit losses	19,947	11,006	5,705	6,526	8,835
Interest	36,669	23,330	13,886	11,660	8,057
Other expenses	91	226	931	1,270	4,517

Total costs and expenses	156,815	128,686	94,724	87,395	79,681

Operating income	83,112	90,646	106,544	84,676	61,361
Foreign currency gain (loss)	69	(6)	1,812	1,650	(2,767)

Income from continuing operations before provision for income taxes	83,181	90,640	108,356	86,326	58,594
Provision for income taxes	29,567	31,793	40,159	30,073	27,369

Income from continuing operations	53,614	58,847	68,197	56,253	31,225

(Loss) gain from operations of discontinued United Kingdom segment(B)	(562)	(297)	6,194	1,556	(7,047)
(Benefit) provision for income taxes	(1,864)	(90)	1,790	484	(491)

Gain (loss) from discontinued operations	1,302	(207)	4,404	1,072	(6,556)

Net income	$54,916	$58,640	$72,601	$57,325	$24,669

Net income per common share:
Basic	$1.83	$1.78	$1.96	$1.48	$0.58

Diluted	$1.76	$1.66	$1.85	$1.40	$0.57

Income from continuing operations per common share:
Basic	$1.78	$1.78	$1.84	$1.46	$0.74

Diluted	$1.72	$1.67	$1.74	$1.37	$0.72

Gain (loss) from discontinued operations per common share:
Basic	$0.04	$(0.01)	$0.12	$0.03	$(0.16)

Diluted	$0.04	$(0.01)	$0.11	$0.03	$(0.15)

Weighted average shares outstanding:
Basic	30,053,129	33,035,693	36,991,136	38,617,787	42,195,340
Diluted	31,153,688	35,283,478	39,207,680	41,017,205	43,409,007

Balance Sheet Data:
Loans receivable, net	$810,553	$625,780	$563,528	$526,011	$476,128
All other assets	131,629	99,433	55,866	65,302	68,720

Total assets	$942,182	$725,213	$619,394	$591,313	$544,848

Total debt	$532,130	$392,175	$146,905	193,547	$106,447
Dealer reserve payable, net	—	—	—	15,675	35,198
Other liabilities	144,602	122,691	99,463	81,201	59,908

Total liabilities	676,732	514,866	246,368	290,423	201,553
Shareholders’ equity(C)	265,450	210,347	373,026	300,890	343,295

Total liabilities and shareholders’ equity	$942,182	$725,213	$619,394	$591,313	$544,848

(A)	Includes $11.2 million of additional legal expenses recorded in 2006 related to an increase in the Company’s estimated loss related to a class action lawsuit in the state of Missouri.

(B)	Includes gain on sale of United Kingdom loan portfolio of $3.0 million recognized in 2005 and impairment expenses of $10.5 million recognized in 2003 following the decision to liquidate the United Kingdom operation.

(C)	No dividends were paid during the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data in this Form 10-K.

Critical Success Factors

Critical success factors for us include access to capital and the ability to accurately forecast Consumer Loan performance.

Our strategy for accessing the capital required to grow is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and (iii) maintain multiple funding sources. Our funded debt to equity ratio is 2:1 at December 31, 2007. We currently use four primary sources of debt financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) a revolving secured warehouse facility with institutional investors; (iii) SEC Rule 144A asset-backed secured borrowings (“Term ABS 144A”) with qualified institutional investors; and (iv) a residual credit facility with an institutional investor.

At the time of Consumer Loan acceptance or purchase, we forecast future expected cash flows from the Consumer Loan. Based on these forecasts, an advance or one time payment is made to the related dealer-partner at a level designed to achieve an acceptable return on capital. If Consumer Loan performance equals or exceeds our original expectation, it is likely our target return on capital will be achieved.

Consumer Loan Performance

Since the cash flows available to repay the Loans are generated, in most cases, from the underlying Consumer Loans, the performance of the Consumer Loans is critical to our financial results. The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2007. Payments of dealer holdback and accelerated payments of dealer holdback are not included in the advance percentage paid to the dealer-partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of December 31, 2007
	Forecasted
Year of Origination	Collection%	Advance%	Spread%	% of Forecast Realized

1998	67.4%	46.1%	21.3%	99.8%
1999	72.3%	48.7%	23.6%	99.1%
2000	72.8%	47.9%	24.9%	98.4%
2001	67.8%	46.0%	21.8%	97.8%
2002	71.0%	42.2%	28.8%	97.4%
2003	74.6%	43.4%	31.2%	97.1%
2004	73.7%	44.0%	29.7%	93.7%
2005	74.3%	46.9%	27.4%	85.1%
2006	69.9%	46.6%	23.3%	59.9%
2007	70.2%	46.5%	23.7%	19.9%

The following table presents the same information as the table above for Purchased Loans and Dealer Loans in 2007:

	Loan	Forecasted
	Origination Year	Collection%	Advance%	Spread%

Purchased Loans	2007	71.0%	49.5%	21.5%
Dealer Loans	2007	70.0%	45.8%	24.2%

Accurately forecasting future collection rates is critical to our success. The risk of a forecasting error declines as Consumer Loans age. For example, the risk of a material forecasting error for business written in 2003 is very small since 97.1% of the total amount forecasted has already been realized. In contrast, our forecast for recent Consumer Loans is less certain. If we produce disappointing operating results, it will likely be because we overestimated future Consumer Loan performance. Although we believe our forecasted collection rates are as accurate as possible, there can be no assurance that our estimates will be accurate or that Consumer Loan performance will be as expected.

The following table compares our forecast of Consumer Loan collection rates as of December 31, 2007, with the forecast as of December 31, 2006 for Dealer Loans and Purchased Loans:

	December 30, 2007	December 31, 2006
Loan Origination Year	Forecasted Collection%	Forecasted Collection%	Variance

1998	67.4%	67.5%	(0.1)%
1999	72.3%	72.4%	(0.1)%
2000	72.8%	73.0%	(0.2)%
2001	67.8%	67.7%	0.1%
2002	71.0%	70.7%	0.3%
2003	74.6%	74.2%	0.4%
2004	73.7%	73.9%	(0.2)%
2005	74.3%	74.2%*	0.1%
2006	69.9%	71.1%*	(1.2)%
2007	70.2%	70.7%**	(0.5)%

*	These forecasted collection percentages differ from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and our 2006 earnings release as they have been revised for a seasonality factor. This seasonality factor was first applied during the first quarter of 2007.

**	Collection percentage represents the initial forecasted collection percentage for 2007 originations at the time of pricing.

We modified our loan pricing model during the third quarter of 2006. These pricing changes were intended to increase Consumer Loan unit volumes and Consumer Loan average loan sizes in exchange for a reduction in profitability per Consumer Loan as measured by the return on capital. Beginning in February 2007, we made pricing changes designed to increase the spread between the advance rate and the collection rate.

There were no other material changes in our credit policy or pricing that impacted the year ended December 31, 2007, other than routine changes designed to maintain profitability levels.

Results of Operations

The following is a discussion of the results of operations and income statement data for the Company on a consolidated basis:

	Year Ended		Year Ended		Year Ended
	December 31,	% of	December 31,	% of	December 31,	% of
	2007	Revenue	2006	Revenue	2005	Revenue
(Dollars in thousands, except per share data)

Revenue:
Finance charges	$220,473	91.9%	$188,605	86.0%	$176,369	87.6%
License fees	283	0.1	13,589	6.2	9,775	4.9
Other income	19,171	8.0	17,138	7.8	15,124	7.5

Total revenue	239,927	100.0	219,332	100.0	201,268	100.0
Costs and expenses:
Salaries and wages	55,396	23.1	41,015	18.7	39,093	19.4
General and administrative	27,271	11.4	36,485	16.6	20,834	10.4
Sales and marketing	17,441	7.3	16,624	7.6	14,275	7.1
Provision for credit losses	19,947	8.3	11,006	5.0	5,705	2.8
Interest	36,669	15.3	23,330	10.6	13,886	6.9
Other expense	91	—	226	0.1	931	0.5

Total costs and expenses	156,815	65.4	128,686	58.6	94,724	47.1

Operating income	83,112	34.6	90,646	41.4	106,544	52.9
Foreign currency gain (loss)	69	—	(6)	—	1,812	0.9

Income from continuing operations before provision for income taxes	83,181	34.6	90,640	41.4	108,356	53.8
Provision for income taxes	29,567	12.3	31,793	14.5	40,159	20.0

Income from continuing operations	53,614	22.3	58,847	26.9	68,197	33.8
Discontinued operations
(Loss) gain from discontinued United Kingdom operations	(562)	(0.2)	(297)	(0.1)	6,194	3.1
(Benefit) provision for income taxes	(1,864)	(0.8)	(90)	—	1,790	0.9

Gain (loss) from discontinued operations	1,302	0.6	(207)	(0.1)	4,404	2.2

Net income	$54,916	22.9%	$58,640	26.8%	$72,601	36.0%

Net income per common share:
Basic	$1.83		$1.78		$1.96

Diluted	$1.76		$1.66		$1.85

Income from continuing operations per common share:
Basic	$1.78		$1.78		$1.84

Diluted	$1.72		$1.67		$1.74

Gain (loss) from discontinued operations per common share:
Basic	$0.04		$(0.01)		$0.12

Diluted	$0.04		$(0.01)		$0.11

Weighted average shares outstanding:
Basic	30,053,129		33,035,693		36,991,136
Diluted	31,153,688		35,283,478		39,207,680

Continuing Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

For the year ended December 31, 2007, income from continuing operations decreased to $53.6 million from $58.8 million in 2006. Income from continuing operations per diluted share increased to $1.72 from $1.67 in 2006. The increase in income from continuing operations per diluted share reflects the impact of share repurchases. The decrease in net income primarily reflects the following:

•	We changed how we account for our license fees due to changing our methodology of collecting fees from our dealer-partners. This change reduced license fees by $13.3 million.

•	The impact of pricing changes implemented in the third quarter of 2006. Pricing changes caused a decrease in the loan yield (loan revenue divided by average loans outstanding). The overall impact was partially offset by an increase in average loans outstanding.

•	Restricted stock and restricted stock units granted in the first quarter of 2007 caused salaries and wages to increase $4.1 million.

•	We increased our use of debt to fund share repurchases and new Loans. The average ratio of debt to equity for the year increased from 1.1 to 2.0. Increased debt levels caused interest expense to increase $13.3 million.

•	The provision for credit losses increased $8.9 million primarily due to increases in the provision for credit losses required to reduce the carrying value of the Dealer Loans to maintain the initial yield established at the inception of each Dealer Loan.

Finance Charges.  Finance charges increased by 16.9% as Loans receivable increased 23.3%. Finance charges grew slower than Loans receivable as a result of pricing changes implemented in the third quarter of 2006. Loans receivable increased as a result of an increase in the number of new Loans and an increase in the average Loan amount.

The following table summarizes the changes in active dealer-partners and corresponding Consumer Loan unit volume:

	Years Ended December 31,
	2007	2006	% change

Consumer loan unit volume	106,693	91,344	16.8
Active dealer-partners (1)	2,827	2,214	27.7

Average volume per active dealer-partner	37.7	41.3	(8.7)

Consumer loan unit volume from dealer-partners active both periods	86,265	81,756	5.5
Dealer-partners active both periods	1,634	1,634	—

Average volume per dealer-partner active both periods	52.8	50.0	5.5

Consumer loan unit volume from new dealer-partners	19,914	16,779	18.7
New active dealer-partners (2)	1,162	857	35.6

Average volume per new active dealer-partner	17.1	19.6	(12.8)

Attrition (3)	−10.5%	−9.6%

(1)	Active dealer-partners are dealer-partners who have received funding for at least one Loan during the period.

(2)	New active dealer-partners are dealer-partners who enrolled in our program and have received funding for their first Loan from us during the periods presented.

(3)	Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from dealer-partners who have received funding for at least one Loan during the comparable period of the prior year but who received funding for no Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

Dealer-partners that enroll in our program have the option to pay a one-time enrollment fee of $9,850 or to defer the fee. Dealer-partners choosing to defer payment of the enrollment fee agree to allow us to keep 50% of their first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after a pool of 100 Consumer Loans has been closed. While we will lose enrollment fee revenue on those dealer-partners choosing this option and not reaching 100 Consumer Loans or otherwise failing to qualify for a Portfolio Profit Express payment, we estimate that we will realize higher per dealer-partner enrollment fee revenue from those dealer-partners choosing this option and qualifying for a Portfolio Profit Express payment. Based on the historical average of Portfolio Profit Express payments, we expect average enrollment fee revenue per dealer-partner for those dealer-partners electing the deferred option and qualifying for the Portfolio Profit Express payment will be approximately $12,000. Through December 31, 2007, 88 dealer-partners that have enrolled under the deferred option have earned Portfolio Profit Express payments. The amount kept by the Company (50% of the first Portfolio Profit Express payment) averaged $12,000 per dealer-partner. Approximately 81% of the dealer-partners that enrolled during the year ended December 31, 2007 took advantage of the deferred enrollment option.

License Fees.  License fees represent CAPS fees charged to dealer-partners on a monthly basis. The decrease was primarily due to a change in our method of collecting the monthly CAPS fee. Effective January 1, 2007, we implemented a change designed to positively impact dealer-partner attrition. We continue to charge a monthly fee of $599, but instead of collecting and recognizing the revenue from the fee in the current period, we collect it from future dealer holdback payments. As a result of this change, we now record license fees as a yield adjustment, recognizing these fees as finance charge revenue over the term of the Dealer Loan. We recognized a limited amount of license fee revenue related to certain dealer-partners that only participate in our Purchase Program. The decrease in license fees was partially offset by increases in finance charges as a result of this change. Because attrition is impacted by many variables, we cannot quantify the impact of the license fee change on attrition.

To allow shareholders to more precisely track our financial performance and make comparisons between periods possible, we have provided non-GAAP information below reflecting the amount of revenue that would have been recognized if the license fees had always been recorded as a yield adjustment. For the year ended December 31, 2007 and 2006, total revenue would have changed as follows:

	As of December 31,
	2007	2006	% change
(Dollars in thousands)

Total revenue	$239,927	$219,332	9.4%
License fee yield adjustment	7,919	(4,379)

Adjusted total revenue	$247,846	$214,953	15.3%

Other Income.  The increase for the year ended December 31, 2007 was due to:

•	Marketing income related to an increase in the average Loans receivable balance and an increase in the fee structure with one of our vendors;

•	Profit sharing payments received from ancillary product providers during the first quarter of 2007; and

•	Interest income on restricted cash.

The profit sharing amounts received in the first quarter of 2007 were the first amounts we have received under this arrangement. Profit sharing payments from third parties are received once a year, if eligible. The amounts of these payments are currently not estimable due to a lack of historical information and therefore the revenue related to these payments is recognized in the period the payments are received.

Salaries and Wages.  The increase for the year ended December 31, 2007, as a percentage of revenue, was primarily due to an increase in headcount to support Loan growth. While the increase in headcount was proportionate to the increase in Loan volume, pricing changes and the change in the application and accounting for license fees caused revenue growth to be less than the growth in Loans receivable. The increase was also due to an increase in stock compensation expense primarily related to restricted stock and restricted stock units granted in the first quarter of 2007.

General and Administrative.  The decrease, as a percentage of revenue, for the year ended December 31, 2007, was primarily due to higher than normal legal expenses in 2006 primarily related to an $11.2 million increase in our estimated loss related to a class action lawsuit in the state of Missouri.

Provision for Credit Losses.  The increase in the provision for the year ended December 31, 2007 was primarily due to an increase in the provision for credit losses required to reduce the carrying value of the Dealer Loans to maintain the initial yield established at the inception of each Dealer Loan.

Interest.  The increase for the year ended December 31, 2007 was primarily due to an increase in the amount of average outstanding debt as a result of borrowings used to fund stock repurchases during 2006 and new Loans. The increase in interest expense was partially offset by our cost of debt which decreased to 7.9% in 2007 from 8.9% in 2006. The decrease was the result of fixed fees on our secured financings and line of credit facility having less impact on our cost of debt, primarily due to higher outstanding borrowings.

Year ended December 31, 2006 Compared to Year Ended December 31, 2005

For the year ended December 31, 2006, net income from continuing operations decreased to $58.8 million, or $1.67 per diluted share, compared to $68.2 million, or $1.74 per diluted share, for the same period in 2005. The decrease in net income from continuing operations primarily reflects the following:

•	General and administrative expense increased $15.7 million primarily due to an $11.2 million increase in our estimated loss related to a class action lawsuit in the state of Missouri and lower than normal accounting fees during 2005 as a result of the resolution of a dispute over fees paid to a former auditor.

•	Interest expense increased $9.4 million primarily due to a 39.0% increase in the amount of average outstanding debt as a result of borrowings used to fund stock repurchases and new Dealer Loan originations. Interest expense also increased as a result of a 220 basis point increase in interest rates partially offset by the decreased impact of fixed fees on our secured financings and line of credit facility due to higher average outstanding borrowings.

•	The provision for credit losses increased $5.3 million primarily due to an increase in the provision required to maintain the initial yield established at the inception of the Dealer Loan.

Partially offsetting these decreases to income from continuing operations:

•	Finance charge revenue increased $12.2 million (6.9%) primarily due to a 9.0% increase in average Loans receivable partially offset by a 3.6% decrease in the average yield on Dealer Loans.

•	Provision for income taxes decreased $8.4 million primarily due to the decrease in income from continuing operations before provision for income taxes.

Finance Charges.  The increase for the year ended December 31, 2006 was primarily due to a 9.0% increase in average Loans receivable partially offset by a 3.6% decrease in the average yield. Loans receivable increased as a result of an increase in the number of active dealer-partners, partially offset by a decrease in the number of transactions per active dealer-partner.

The following table summarizes the changes in active dealer-partners and corresponding Consumer Loan unit volume for the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005	% change

Consumer loan unit volume	91,344	81,184	12.5
Active dealer-partners (1)	2,214	1,759	25.9

Average volume per dealer-partner	41.3	46.2	(10.6)

Consumer loan unit volume from dealer-partners active both periods	73,629	73,400	0.3
Dealer-partners active both periods	1,319	1,319	—

Average volume per dealer-partner active both periods	55.8	55.6	0.3

Consumer loan unit volume from new dealer-partners	16,779	15,411	8.9
New active dealer-partners (2)	857	738	16.1

Average volume per new active dealer-partner	19.6	20.9	(6.2)

Attrition (3)	−9.6%	−5.4%

(1)	Active dealer-partners are dealer-partners who have received funding for at least one Loan during the period.

(2)	New active dealer-partners are dealer-partners who enrolled in our program and have received funding for their first Loan from us during the periods presented.

(3)	Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from dealer-partners who have received funding for at least one Loan during the comparable period of the prior year but who received funding for no Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

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

Effective January 1, 2007, we implemented a change designed to positively impact dealer-partner attrition. We continue to charge a monthly fee of $599, but instead of collecting and recognizing the revenue from the fee in the current period, we collect it from future dealer holdback payments. As a result of this change, we now record license fees as a yield adjustment, recognizing these fees as finance charge revenue over the term of the Dealer Loan. We recognized a small amount of license fee revenue related to certain dealer-partners that only participate in our Purchase Program.

To allow shareholders to more precisely track our financial performance and make comparisons between periods possible, we have provided non-GAAP information below reflecting the amount of revenue that would have been recognized if the license fees had always been recorded as a yield adjustment. For the years ended December 31, 2006 and 2005, total revenue would have changed as follows:

	As of December 31,
	2006	2005	% change
(Dollars in thousands)

Total revenue	$219,332	$201,268	9.0%
License fee yield adjustment	(4,379)	(3,352)

Adjusted total revenue	$214,953	$197,916	8.6%

Salaries and Wages.  The decrease for the year ended December 31, 2006, as a percentage of revenue, was primarily related to: (i) a decrease in stock-based compensation expense which was a result of a decline in the number of unvested stock options outstanding and our adoption of SFAS No. 123R which resulted in revised turnover assumptions for the stock options granted during 2002-2004 and (ii) a decrease in support salaries as a percentage of revenue which is consistent with our business plan of growing corporate infrastructure at a rate slower than the growth rate of the Dealer Loan portfolio. The decrease in salaries and wages, as a percentage of revenue, was partially offset by an increase in payroll taxes primarily due to employee and director stock option exercises.

General and Administrative.  The increase for the year ended December 31, 2006, as a percentage of revenue, was primarily due to: (i) an $11.2 million increase in our estimated loss related to a class action lawsuit in the state of Missouri, (ii) lower than normal accounting fees during 2005 as a result of the resolution of a dispute over fees paid to a former auditor, (iii) an increase in credit report expenses primarily due to an increase in vendor costs per unit and increased volume, and (iv) an increase in legal expenses related to increased litigation during 2006.

Sales and Marketing.  The increase for the year ended December 31, 2006, as a percentage of revenue, was primarily due to an increase in sales commissions, as a percentage of revenue, primarily due to loan origination growth exceeding revenue growth and the impact of a commission plan change during the fourth quarter of 2006, which resulted in an increase in the average commission paid per loan origination.

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

Interest.  The increase for the year ended December 31, 2006, as a percentage of revenue, was primarily due to a 39.0% increase in the amount of average outstanding debt as a result of borrowings used to fund stock repurchases and new Dealer Loan originations. Interest expense also increased as a result of a 220 basis point increase in interest rates partially offset by the decreased impact of fixed fees on our secured financings and line of credit facility due to higher average outstanding borrowings.

Foreign Exchange.  The foreign exchange gain of $1.8 million during 2005 was primarily the result of changes in the fair value of forward contracts entered into during the third quarter of 2003. We entered into the forward contracts to ensure that currency fluctuations would not reduce the amount of United States dollars received from the liquidation of the United Kingdom operation. There were no forward contracts outstanding during 2006. In addition, we recognized an after-tax foreign currency exchange gain of $0.8 million during the fourth quarter of 2005 following the determination that the liquidation of business in Canada was substantially complete.

Provision for Income Taxes.  The decrease for the year ended December 31, 2006, as a percentage of revenue, was primarily due to a decrease in income from continuing operations before provision for income taxes. Our effective tax rate decreased from 37.1% during 2005 to 35.1% during 2006 primarily due to an additional state tax liability recorded in the third quarter of 2005 that was reversed in the second quarter of 2006 as a result of a favorable settlement.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with accounting principles generally accepted in the United States.

Our significant accounting policies are discussed in Note 2 to the consolidated financial statement, which is incorporated herein by reference. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and involve a high degree of subjective or complex judgment, and the use of different estimates or assumptions could produce materially different financial results.

Finance Charge Revenue

Balance Sheet Caption:	Loans receivable

Income Statement Caption:	Finance charges

Nature of Estimates Required:	Estimating the amount and timing of future collections and dealer holdback payments.

Assumptions and Approaches Used:	We recognize finance charge income on Loans in a manner consistent with the provisions of the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires us to recognize finance charges under the interest method such that revenue is recognized on a level-yield basis based upon forecasted cash flows.

Key Factors:	Variances in the amount and timing of future collections and dealer holdback payments from current estimates could materially impact earnings in future periods.
Allowance for Credit Losses

Balance Sheet Caption:	Allowance for credit losses

Income Statement Caption:	Provision for credit losses

Nature of Estimates Required:	Estimating the amount and timing of future collections and dealer holdback payments.

Assumptions and Approaches Used:	We follow an approach consistent with the provisions of SOP 03-3 in determining our allowance for credit losses. The allowance for credit losses is calculated on a dealer-partner by dealer-partner basis for Dealer Loans and on a pool basis for Purchased Loans based on month of purchase. Under SOP 03-3, an allowance for credit losses is maintained at an amount that reduces the net asset value (Loan balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the inception of the Loan (origination date for a Dealer Loan or purchase date for a Purchased Loan). The discounted value of future cash flows is comprised of estimated future collections on the Loans, less any estimated dealer holdback payments related to Dealer Loans. We write off Loans once there are no forecasted future collections on any of the associated Consumer Loans.

Future collections on Dealer and Purchased Loans are forecasted based on the historical performance of loans with similar characteristics. Dealer holdback is forecasted based on the expected future collections and current advance balance of each Dealer Loan.

Cash flows from any individual Dealer Loan or pool of Purchased Loans are often different than estimated cash flows at Loan inception. If such difference is favorable, the difference is recognized into income over the remaining life of the Dealer Loan or pool of Purchased Loans through a yield adjustment. If such difference is unfavorable, a provision for credit losses is recorded as a current period expense and a corresponding allowance for credit losses is established. Because differences between estimated cash flows at inception and actual cash flows occur often, an allowance is required for a significant portion of our Loan portfolio. An allowance for credit losses does not necessarily indicate that a Dealer Loan or pool of Purchased Loans is unprofitable, and in recent years, very seldom are cash flows from a Dealer Loan or pool of Purchased Loans insufficient to repay the initial amounts advanced or paid to the dealer-partner.

At December 31, 2007, a 1% decline in the forecasted future collections on Loans would result in approximately a $5.0 million pre-tax charge to the provision for credit losses. For additional information, see Note 2 to the consolidated financial statements, which is incorporated herein by reference.

Key Factors:	Variances in the amount and timing of future collections and dealer holdback payments from current estimates could materially impact earnings in future periods.

Stock-Based Compensation Expense

Balance Sheet Caption:	Paid-in capital

Income Statement Caption:	Salaries and Wages

Nature of Estimates Required:	Stock-based Compensation Expense is based on the fair values on the date the equity instrument is granted or awarded. The fair value is estimated by the Company, and is recognized over the expected vesting period of the equity instrument. We also estimate expected forfeiture rate of restricted stock awards.

Assumptions and Approaches Used:	Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of stock option grants. This model calculates the fair value using various assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend yield on the underlying stock. As of December 31, 2007, all stock options were vested and all related expense had been recognized.

Restricted Stock Awards. In recognizing restricted stock compensation expense, we make assumptions regarding the expected forfeiture rate of the restricted stock awards. We also make assumptions regarding the expected vesting dates of performance-based restricted stock awards.

The fair value of restricted stock awards are estimated as if they were vested and issued on the grant date and are recognized over the expected vesting period of the restricted stock award. For additional information, see Notes 2 and 10 to the consolidated financial statements, which are incorporated herein by reference.

Key Factors:	Changes in the expected vesting dates of performance-based restricted stock awards and expected forfeiture rates would impact the amount and timing of stock-based compensation expense recognized in future periods.

Litigation and Contingent Liabilities

Balance Sheet Caption:	Accounts payable and accrued liabilities

Income Statement Caption:	General and administrative expense

Nature of Estimates Required:	Estimating the likelihood of adverse legal judgments and any resulting damages owed.

Assumptions and Approaches Used:	The Company, with assistance from our legal counsel, determines if the likelihood of an adverse judgment for various claims and litigation is remote, reasonably possible, or probable. To the extent we believe an adverse judgment is probable and the amount of the judgment is estimable, we recognize a liability. For information regarding the potential various consumer claims against us, see Note 12 to the consolidated financial statements, which is incorporated herein by reference.

Key Factors:	Negative variances in the ultimate disposition of claims and litigation outstanding from current estimates could result in additional expense in future periods.

Taxes

Balance Sheet Captions:	Deferred income taxes, net Income taxes receivable Accounts payable and accrued liabilities

Income Statement Caption:	Provision for income taxes

Nature of Estimates Required:	Estimating the recoverability of deferred tax assets.
Estimating the impact of an uncertain income tax position on the income tax return that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

Assumptions and Approaches Used:	The Company, based on historical and projected future financial results by tax jurisdiction, determines if it is more likely than not a deferred tax asset will be realized. To the extent we believe the recovery of all or a portion of a deferred tax asset is not likely, a valuation allowance is established. For additional information, see Note 9 to the consolidated financial statements, which is incorporated herein by reference.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. For additional information, see Note 9 to the consolidated financial statements, which is incorporated herein by reference.

Key Factors:	Changes in tax laws and variances in projected future results from current estimates that impact judgments made on valuation allowances could impact our provision for income taxes in future periods.

Liquidity and Capital Resources

We need capital to fund new Loans and pay dealer holdback. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings through four primary sources of financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) a revolving secured warehouse facility with institutional investors; (iii) SEC Rule 144A asset-backed secured borrowings (“Term ABS 144A”) with qualified institutional investors; and (iv) a residual credit facility with an institutional investor. There are various restrictive debt covenants for each source of financing and we are in compliance with those covenants as of December 31, 2007. For information regarding these financings and the covenants included in the related documents, see Note 7 and Note 13 to the consolidated financial statements, which are incorporated herein by reference.

Cash and cash equivalents decreased to $0.7 million as of December 31, 2007 from $8.5 million at December 31, 2006. Our total balance sheet indebtedness increased to $532.1 million at December 31, 2007 from $392.2 million at December 31, 2006. This increase was primarily a result of borrowings used to fund new Loans in 2007.

Restricted cash and cash equivalents increased to $74.1 million as of December 31, 2007 from $45.6 million at December 31, 2006. The balance consists of: i) $42.5 million of cash collections related to secured financings, ii) $18.3 million of cash held in trusts for future vehicle service contract claims, and iii) $13.3 million held in escrow related to the settlement of the class action lawsuit in the state of Missouri. The claims reserve associated with the trusts and the $13.3 million related to the settlement are included in accounts payable and accrued liabilities in the consolidated balance sheets. For additional information related to the settlement of the class action lawsuit in the state of Missouri, see Note 12 to the consolidated financial statements.

Restricted securities available for sale decreased to $3.3 million as of December 31, 2007 from $3.6 million at December 31, 2006. Restricted securities consist of amounts held in accordance with vehicle service contract trust agreements.

A summary of the total future contractual obligations requiring repayments as of December 31, 2007 is as follows (in thousands):

	Payments Due by Period
	Total	< 1 Year	1-3 Years	Other

Long-term debt, including current maturities and capital leases (1)	$532,130	$369,439	$162,691	$—
Operating lease obligations	1,127	661	466	—
Purchase obligations (2)	1,738	1,738	—	—
Other long-term obligations (3)	9,451	—	—	9,451

Total contractual obligations	$544,446	$371,838	$163,157	$9,451

(1)	Long-term debt obligations included in the above table consist solely of principal repayments. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 7 to the consolidated financial statements. Based on the actual amounts outstanding under our revolving line of credit and warehouse facilities at December 31, 2007, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of December 31, 2007, interest is expected to be approximately $20.3 million during 2008 and $5.1 million during 2009.

(2)	Purchase obligations consist solely of contractual obligations related to the information system needs of the Company.

(3)	Other long-term obligations included in the above table consist solely of reserves for uncertain tax positions recognized under FIN 48. Additionally, we have contractual obligations to pay dealer holdback to our dealer-partners; however, as payments of dealer holdback are contingent upon the receipt of customer payments and the repayment of advances, these obligations are excluded from the table above.

Based upon anticipated cash flows, management believes that cash flows from operations and its various financing alternatives will provide sufficient financing for debt maturities and for future operations. Our ability to borrow funds may be impacted by many economic and financial market conditions. If the various financing alternatives were to become limited or unavailable to us, our operations could be materially and adversely affected.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Market Risk

We are exposed primarily to market risks associated with movements in interest rates. Our policies and procedures prohibit the use of financial instruments for trading purposes. A discussion of our accounting policies for derivative instruments is included in Note 2 to the consolidated financial statements.

Interest Rate Risk.  We rely on various sources of financing, some of which are at floating rates of interest and expose us to risks associated with increases in interest rates. We manage such risk primarily by entering into interest rate cap and interest rate swap agreements.

As of December 31, 2007, we had $36.3 million of floating rate debt outstanding on our revolving secured line of credit, with no interest rate protection. For every 1.0% increase in rates on our revolving secured line of credit, annual after-tax earnings would decrease by approximately $0.2 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2007, we had $198.1 million in floating rate debt outstanding under our revolving secured warehouse facility, with an interest rate cap of 6.75% on the underlying commercial paper rate. Based on the difference between the rates on our revolving secured warehouse facility at December 31, 2007 and the interest rate cap, our maximum interest rate risk on the secured warehouse financing is 1.64%. This maximum interest rate risk would reduce annual after-tax earnings by approximately $2.1 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2007 we had $240.0 million in fixed rate debt, and $50.0 million in floating rate debt outstanding under Term ABS 144A asset-backed secured borrowings. We entered into an interest rate swap to convert the $50.0 million in floating rate debt into fixed rate debt bearing a rate of 6.28%. As we have not designated the interest rate swap as a hedge as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, changes in the fair value of this swap will increase or decrease interest expense. The fair value of the interest rate swap is based on quoted market values, which are influenced by a number of factors, including interest rates, amount of debt outstanding, and number of months until maturity. Since we intend to hold the interest rate swap until maturity, any increases or decreases in interest expense resulting from changes in fair value will reverse by maturity date.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes.  In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). We adopted the provisions of FIN 48 on January 1, 2007. For additional information related to FIN 48 see the “Income Tax” portion of Note 2 to the consolidated financial statements, which is incorporated herein by reference.

Fair Value Option for Financial Assets and Liabilities.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically exempted from SFAS 159) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, we do not intend to adopt SFAS 159.

Forward-Looking Statements

We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission (“SEC”). We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of operations. When we use any of the words “may,” “will,” “should,” “believes,” “expects,” “anticipates,” “assumes,” “forecasts,” “estimates,” “intends,” “plans” or similar expressions, we are making forward-looking statements.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. Actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth under “Item 1A. Risk Factors” elsewhere in this report and the risks and uncertainties discussed in our other reports filed or furnished from time to time with the SEC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is incorporated by reference from the information in Item 7 under the caption “Market Risk” in this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Credit Acceptance Corporation

We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan Corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Acceptance Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Credit Acceptance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/GRANT THORNTON LLP

Southfield, Michigan
March 14, 2008

CONSOLIDATED BALANCE SHEETS

	(Dollars in Thousands, Except Per Share Data)
	December 31,
	2007	2006

ASSETS:
Cash and cash equivalents	$712	$8,528
Restricted cash and cash equivalents	74,102	45,609
Restricted securities available for sale	3,290	3,564
Loans receivable (including $16,125 and $23,038 from affiliates as of December 31, 2007 and 2006, respectively)	944,698	754,571
Allowance for credit losses	(134,145)	(128,791)

Loans receivable, net	810,553	625,780

Property and equipment, net	20,124	16,203
Income taxes receivable	20,712	11,734
Other assets	12,689	13,795

Total Assets	$942,182	$725,213

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$79,834	$78,294
Line of credit	36,300	38,400
Secured financing	488,065	345,144
Mortgage note and capital lease obligations	7,765	8,631
Deferred income taxes, net	64,768	44,397

Total Liabilities	676,732	514,866

Commitments and Contingencies — See Note 12
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 30,240,859 and 30,179,959 shares issued and outstanding at December 31, 2007 and 2006, respectively	302	302
Paid-in capital	4,134	828
Retained earnings	261,001	209,253
Accumulated other comprehensive income (loss), net of tax of $(7) and $19 at December 31, 2007 and 2006, respectively	13	(36)

Total Shareholders’ Equity	265,450	210,347

Total Liabilities and Shareholders’ Equity	$942,182	$725,213

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(Dollars in Thousands, Except Per Share Data)
	For the Years Ended December 31,
	2007	2006	2005

Revenue:
Finance charges	$220,473	$188,605	$176,369
License fees	283	13,589	9,775
Other income	19,171	17,138	15,124

Total revenue	239,927	219,332	201,268

Costs and expenses:
Salaries and wages	55,396	41,015	39,093
General and administrative	27,271	36,485	20,834
Sales and marketing	17,441	16,624	14,275
Provision for credit losses	19,947	11,006	5,705
Interest	36,669	23,330	13,886
Other expense	91	226	931

Total costs and expenses	156,815	128,686	94,724

Operating income	83,112	90,646	106,544
Foreign currency gain (loss)	69	(6)	1,812

Income from continuing operations before provision for income taxes	83,181	90,640	108,356
Provision for income taxes	29,567	31,793	40,159

Income from continuing operations	53,614	58,847	68,197

Discontinued operations
(Loss) gain from discontinued United Kingdom operations	(562)	(297)	6,194
(Benefit) provision for income taxes	(1,864)	(90)	1,790

Gain (loss) from discontinued operations	1,302	(207)	4,404

Net income	$54,916	$58,640	$72,601

Net income per common share:
Basic	$1.83	$1.78	$1.96

Diluted	$1.76	$1.66	$1.85

Income from continuing operations per common share:
Basic	$1.78	$1.78	$1.84

Diluted	$1.72	$1.67	$1.74

Gain (loss) from discontinued operations per common share:
Basic	$0.04	$(0.01)	$0.12

Diluted	$0.04	$(0.01)	$0.11

Weighted average shares outstanding:
Basic	30,053,129	33,035,693	36,991,136
Diluted	31,153,688	35,283,478	39,207,680

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Dollars in Thousands)
								Accumulated
	Total					Unearned		Other
	Shareholders’	Comprehensive	Common Stock		Paid-In	Stock	Retained	Comprehensive
	Equity	Income	Number	Amount	Capital	Compensation	Earnings	Income (Loss)

Balance, January 1, 2005	$300,890		36,897	$369	$25,640	$—	$271,912	$2,969
Comprehensive income:
Net income	72,601	$72,601					72,601
Other comprehensive loss:
Unrealized loss on securities available for sale, net of tax of $20	(33)	(33)						(33)
Foreign currency translation adjustment, net of tax of $0	(2,973)	(2,973)						(2,973)

Total comprehensive income		$69,595

Stock-based compensation	2,331				1,936	395
Issuance of restricted stock, net of forfeitures	—		99	1	1,960	(1,961)
Stock options exercised	210		31	—	210

Balance, December 31, 2005	373,026		37,027	370	29,746	(1,566)	344,513	(37)

Cumulative affect due to adoption of SFAS 123R modified prospective application					(1,566)	1,566
Comprehensive income:
Net income	58,640	$58,640					58,640
Other comprehensive income:
Unrealized gain on securities available for sale, net of tax of $3	1	1						1

Total comprehensive income		$58,641

Stock-based compensation	87				87
Issuance of restricted stock, net of forfeitures	—		47	—	—
Repurchase of common stock	(247,168)		(8,796)	(87)	(53,181)		(193,900)
Stock options exercised	12,091		1,902	19	12,072
Tax benefit for exercised stock options	13,670		—	—	13,670

Balance, December 31, 2006	210,347		30,180	302	828	—	209,253	(36)

Cumulative affect due to adoption of FIN 48	(87)						(87)
Comprehensive income:
Net income	54,916	$54,916					54,916
Other comprehensive income:
Unrealized gain on securities available for sale, net of tax of $(26)	49	49						49

Total comprehensive income		$54,965

Stock-based compensation	4,659				4,659
Issuance of restricted stock, net of forfeitures	—		57	—	—
Repurchase of common stock	(9,530)		(371)	—	(6,449)		(3,081)
Stock options exercised	2,584		375	—	2,584
Tax benefit for exercised stock options	2,512		—	—	2,512

Balance, December 31, 2007	$265,450		30,241	$302	$4,134	$—	$261,001	$13

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars In Thousands)
	For the Years Ended December 31,
	2007	2006	2005

Cash Flows From Operating Activities:
Net Income	$54,916	$58,640	$72,601
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	19,947	11,006	3,979
Depreciation	4,105	4,624	5,209
Loss (gain) on retirement of property and equipment	196	(271)	76
Foreign currency gain on forward contracts	—	—	(1,033)
Provision for deferred income taxes	20,346	636	11,961
Stock-based compensation	4,659	87	2,331
Gain on sale of United Kingdom loan portfolio	—	—	(3,033)
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	1,453	22,589	7,354
(Increase) decrease in income taxes receivable	(8,978)	(7,712)	5,422
Decrease (increase) in other assets	1,248	(3,425)	(490)

Net cash provided by operating activities	97,892	86,174	104,377

Cash Flows From Investing Activities:
(Increase) decrease in restricted cash	(28,493)	(32,136)	10,454
Purchases of restricted securities available for sale	(550)	(795)	(3,239)
Proceeds from sale of restricted securities available for sale	—	302	742
Maturities of restricted securities available for sale	898	278	27
Principal collected on Loans receivable	576,543	551,792	468,273
Advances to dealers and accelerated payments of dealer holdback	(571,197)	(532,869)	(461,877)
Purchases of Consumer Loans	(139,340)	(25,562)	(13,354)
Payments of dealer holdback	(70,950)	(70,110)	(52,887)
Proceeds from the sale of United Kingdom loan portfolio	—	—	4,297
Purchases of property and equipment	(7,659)	(1,536)	(2,863)
Net change in other receivables	349	3,050	600

Net cash used in investing activities	(240,399)	(107,586)	(49,827)

Cash Flows From Financing Activities:
Borrowings under line of credit	633,500	414,630	250,700
Repayments under line of credit	(635,600)	(412,530)	(222,100)
Proceeds from secured financings	619,500	678,500	120,500
Repayments of secured financings	(476,579)	(434,856)	(195,000)
Principal payments under mortgage and capital lease obligations	(1,429)	(1,502)	(1,296)
Repurchase of common stock	(9,530)	(247,168)	—
Proceeds from stock options exercised	2,584	12,091	210
Tax benefits from stock based compensation plans	2,512	13,670	—

Net cash provided by (used in) financing activities	134,958	22,835	(46,986)

Effect of exchange rate changes on cash	(267)	15	(1,088)

Net (decrease) increase in cash and cash equivalents	(7,816)	1,438	6,476
Cash and cash equivalents, beginning of period	8,528	7,090	614

Cash and cash equivalents, end of period	$712	$8,528	$7,090

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$36,131	$23,056	$13,244
Cash paid during the period for income taxes	$14,506	$25,427	$23,454
Supplemental Disclosure of Non-Cash Transactions:
Property and equipment acquired through capital lease obligations	$563	$1,785	$531
Issuance of restricted stock, net of forfeitures	$—	$—	$1,961

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Principal Business.  Since 1972, Credit Acceptance (referred to as the “Company”, “Credit Acceptance”, “we”, “our” or “us”) has provided auto loans to consumers, regardless of their credit history. Our product is offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our product, but who actually end up qualifying for traditional financing.

We refer to dealers who participate in our program and who share our commitment to changing consumers’ lives as “dealer-partners”. Upon enrollment in our financing program, the dealer-partner enters into a dealer servicing agreement with Credit Acceptance that defines the legal relationship between Credit Acceptance and the dealer-partner. The dealer servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on retail installment contracts (referred to as “Consumer Loans”) from the dealer-partners to us.

We are an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the dealer-partner and immediately assigned to us. If we discover a misrepresentation by the dealer-partner relating to a Consumer Loan assigned to us, we can demand that the Consumer Loan be repurchased for the current balance of the Consumer Loan less the amount of any unearned finance charge plus the applicable termination fee, which is generally $500. Upon receipt of such amount in full, we will reassign the Consumer Loan and our security interest in the financed vehicle to the dealer-partner.

We have two primary programs: the Portfolio Program and the Purchase Program. During the year ended December 31, 2007, 83% of loans were assigned to us under the Portfolio Program and 17% were assigned to us under the Purchase Program. Dealer-Partners have the option to assign Consumer Loans under either program and sign a separate agreement for each program type. Under the Portfolio Program, we advance money to dealer-partners (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loan. Our servicing fee is equal to a fixed percentage (typically 20%) of each payment collected. The Dealer Loan is repaid by collections from the Consumer Loans. Each dealer-partner has an opportunity to receive additional money over time based on the performance of all Consumer Loans that they assign to us under the Portfolio Program. Under the Purchase Program, we buy the Consumer Loan from the dealer-partner (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer. Dealer Loans and Purchased Loans are collectively referred to as “Loans”.

Portfolio Program

As payment for the vehicle, the dealer-partner generally receives the following:

(i)	a down payment from the consumer;

(ii)	a cash advance from us; and

(iii)	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“dealer holdback”).

We record the amount advanced to the dealer-partner as a Dealer Loan, which is classified within Loans receivable in our consolidated balance sheets. Cash advanced to dealer-partners is automatically assigned to the originating dealer-partner’s open pool of advances. At the dealer-partner’s option, a pool containing at least 100 Consumer Loans can be closed and subsequent advances assigned to a new pool. All advances due from a dealer-partner are secured by the future collections on the dealer-partner’s portfolio of Consumer Loans assigned to us. For dealer-partners with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for dealer holdback. We perfect our security interest in the Dealer Loans by taking possession of the Consumer Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	DESCRIPTION OF BUSINESS — (Concluded)

The dealer servicing agreement provides that collections received by us during a calendar month on Consumer Loans assigned by a dealer-partner are applied on a pool-by-pool basis as follows:

•	First, to reimburse us for certain collection costs;

•	Second, to pay us our servicing fee;

•	Third, to reduce the aggregate advance balance and to pay any other amounts due from the dealer-partner to us; and

•	Fourth, to the dealer-partner as payment of dealer holdback.

Dealer-partners have an opportunity to receive a portion of the dealer holdback on an accelerated basis at the time a pool of 100 or more Consumer Loans is closed. The eligibility to receive accelerated dealer holdback and the amount paid to the dealer-partner is calculated using a formula that considers the forecasted collections and the advance balance on the closed pool. If the collections on Consumer Loans from a dealer-partner’s pool are not sufficient to repay the advance balance, the dealer-partner will not receive dealer holdback or accelerated dealer holdback.

Since typically the combination of the advance and the consumer’s down payment provides the dealer-partner with a cash profit at the time of sale, the dealer-partner’s risk in the Consumer Loan is limited. We cannot demand repayment from the dealer-partner of the advance except in the event the dealer-partner is in default of the dealer servicing agreement. Advances are made only after the Consumer Loan is approved, accepted by and assigned to us and all other stipulations required for funding have been satisfied. The dealer-partner can also opt to repurchase Consumer Loans assigned under the Portfolio Program at their own discretion.

For accounting purposes, the transactions described under the Portfolio Program are not considered to be loans to consumers. Instead, our accounting reflects that of a lender to the dealer-partner. The classification as a Dealer Loan for accounting purposes is primarily a result of (i) the dealer-partner’s financial interest in the Consumer Loan and (ii) certain elements of our legal relationship with the dealer-partner. The cash amount advanced to the dealer-partner is recorded as an asset on our balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus accrued income, less repayments comprises the amount of the Dealer Loan recorded in Loans receivable.

Purchase Program

We began offering a Purchase Program on a limited basis in March of 2005. The Purchase Program differs from our traditional Portfolio Program in that the dealer-partner receives a single upfront payment from us at the time of origination instead of a cash advance and dealer holdback. Purchase Program volume increased in 2007 as the program was offered to additional dealer-partners.

For accounting purposes, the transactions described under the Purchase Program are considered to be originated by the dealer-partner and then purchased by us. The cash amount paid to the dealer-partner is recorded as an asset on our balance sheet. The aggregate amount of all amounts paid to purchase Consumer Loans from dealer-partners, plus accrued income, less repayments, comprises the amount of Purchased Loans recorded in Loans receivable.

Businesses in Liquidation.  We sold our United Kingdom Consumer Loan portfolio on December 30, 2005. The selling price was approximately $4.3 million resulting in a pre-tax gain of approximately $3.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Our primary subsidiaries are: Buyer’s Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc., CAC Warehouse Funding Corp. II, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Funding LLC 2007-1, and Credit Acceptance Funding LLC 2007-2.

Reportable Business Segments

We are organized into two primary business segments: United States and Other. For more information regarding our reportable segments, see Note 11 to the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounts which are subject to significant estimation include the allowance for credit losses, finance charge revenue, stock-based compensation expense, contingencies, and taxes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.

Restricted Cash and Cash Equivalents

The carrying amount of restricted cash and cash equivalents approximate their fair value due to the short maturity of these instruments. Restricted cash and cash equivalents increased to $74.1 million as of December 31, 2007 from $45.6 million at December 31, 2006. The balance consists of: i) $42.5 million of cash collections related to secured financings, ii) $18.3 million of cash held in trusts for future vehicle service contract claims, and iii) $13.3 million held in escrow related to the settlement of the class action lawsuit in the state of Missouri. The claims reserve associated with the trusts and the $13.3 million related to the settlement are included in accounts payable and accrued liabilities in the consolidated balance sheets. For additional information related to the settlement of the class action lawsuit in the state of Missouri, see Note 12 to the consolidated financial statements.

Restricted Securities Available for Sale

Restricted securities consist of amounts held in accordance with vehicle service contract trust agreements. We determine the appropriate classification of our investments in debt securities at the time of purchase and reevaluate such determinations at each balance sheet date. Debt securities for which we do not have the intent or ability to hold to maturity are classified as available for sale, and stated at fair value with unrealized gains and losses, net of income taxes included in the determination of comprehensive income and reported as a component of shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Restricted securities available for sale consist of the following:

	As of December 31, 2007
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

(Dollars in thousands)
US Government and agency securities	$1,584	$40	$—	$1,624
Corporate bonds	1,686	10	(30)	1,666

Total restricted securities available for sale	$3,270	$50	$(30)	$3,290

	As of December 31, 2006
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

(Dollars in thousands)
US Government and agency securities	$1,578	$5	$(13)	$1,570
Corporate bonds	2,041	2	(49)	1,994

Total restricted securities available for sale	$3,619	$7	$(62)	$3,564

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31,
	2007		2006
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value

(Dollars in thousands)
Contractual Maturity:
Within one year	$1,096	$1,100	$898	$893
Over one year to five years	2,174	2,190	2,721	2,671

Total restricted securities available for sale	$3,270	$3,290	$3,619	$3,564

Finance Charges

Finance Charges — Loans.  We recognize finance charge income on Loans in a manner consistent with the provisions of the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires us to recognize finance charges under the interest method such that revenue is recognized on a level-yield basis based upon forecasted cash flows.

For Dealer Loans only, certain direct origination costs such as salaries and credit reports are deferred and the net costs are recognized as an adjustment to finance charges over the life of the related Dealer Loan on a level-yield basis. This treatment is in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Finance Charges — Other.  Buyers Vehicle Protection Plan, Inc. (“BVPP”), a wholly owned subsidiary of the Company, has relationships with third party administrators (“TPAs”) whereby the TPAs process claims on vehicle service contracts that are underwritten by third party insurers. BVPP receives a commission for all vehicle service contracts sold by our dealer-partners when the vehicle is financed by us, and does not bear any risk of loss for claims. The commission is included in the retail price of the vehicle service contract which is added to the Consumer Loan. We provide dealer-partners with an additional advance based on the retail price of the vehicle service contract. We recognize our commission from the vehicle service contracts as part of finance charges on a level-yield basis based upon forecasted cash flows. Our agreements with two of our TPAs allow us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. Profit sharing payments are received once a year, if eligible. Profit sharing payments are currently not estimable due to a lack of historical information and therefore revenue related to these payments is recognized in the period the payments are received.

Agreements with two of the TPAs also require that vehicle service contract premiums be placed in trust accounts. Funds in the trust accounts are utilized by the TPA to pay claims on the vehicle service contracts. Profit sharing payments, if any, on the vehicle service contracts are distributed to us after the term of the vehicle service contracts have substantially expired provided certain loss rates are met. Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), we are considered the primary beneficiary of the trusts. As a result, the assets and liabilities of the trusts have been consolidated on our balance sheet. As of December 31, 2007, the trusts had $21.6 million in assets available to pay claims and a related claims reserve of $20.2 million. The trust assets are included in restricted cash and cash equivalents, and restricted securities available for sale. The claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets. A third party insures claims in excess of funds in the trust accounts.

BVPP also has a relationship with a TPA that allows dealer-partners to offer a Guaranteed Asset Protection (“GAP”) product to consumers whereby the TPA processes claims that are underwritten by a third party insurer. GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer’s insurance policy in the event the vehicle is totaled or stolen. We receive a commission for all GAP contracts sold by our dealer-partners when the vehicle is financed by us, and do not bear any risk of loss for claims. The commission is included in the retail price of the GAP contract which is added to the Consumer Loan. We provide dealer-partners with an additional advance based on the retail price of the GAP contract. We recognize our commission from the GAP contracts as part of finance charges on a level-yield basis based upon forecasted cash flows. We are eligible to receive profit sharing payments depending on the performance of the GAP program. Profit sharing payments from the third party are received once a year, if eligible. Profit sharing payments are currently not estimable due to a lack of historical information and therefore revenue related to these payments is recognized in the period the payments are received.

License Fees

License fees represent monthly fees charged to dealer-partners for access to our patented Internet-based Credit Approval Processing System (“CAPS”). Historically we have charged dealer-partners a per month license fee for access to CAPS. This fee had historically been recorded as revenue in the month the fee is charged. Based on feedback received from field sales personnel and dealer-partners, we concluded that the way this fee was structured was a significant factor driving higher than desired dealer-partner attrition. Effective January 1, 2007, we implemented a change designed to positively impact dealer-partner attrition. We continue to charge a monthly fee of $599, but instead of collecting and recognizing the revenue from the fee in the current period, we collect it from future dealer holdback payments. As a result of this change, we now record license fees as a yield adjustment, recognizing these fees as finance charge revenue over the term of the Dealer Loan. We recognized a limited amount of license fee revenue related to certain dealer-partners that only participate in our Purchase Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Other Income

Other income consists of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Interest Income	$3,020	$1,799	$763
Remarketing Charges	2,954	3,029	2,296
Dealer Support Products and Services	2,779	3,598	2,950
Marketing Income	2,691	1,515	1,137
Dealer Enrollment Fees	1,859	1,725	1,897
Profit Sharing Income	1,201	51	170
Non-Sufficient Funds Fees	1,160	1,029	977
Seminars and Conventions	1,034	1,244	890
Rental Income	404	458	670
Premiums Earned	362	1,043	2,004
Other	1,707	1,647	1,370

	$19,171	$17,138	$15,124

Interest income includes income on restricted cash relating to collections on securitized Loans and income related to amounts in the vehicle service contract trust accounts.

Vehicle Remarketing Services, Inc. (“VRS”), a wholly-owned subsidiary, is responsible for remarketing vehicles for Credit Acceptance. VRS coordinates vehicle repossessions with a nationwide network of repossession agents, the redemption of the vehicle by the consumer or the sale of the vehicle through a nationwide network of vehicle auctions. VRS retains a remarketing fee from the sale of each vehicle and recognizes income at the time of the sale. VRS does not retain a fee if a repossessed vehicle is redeemed by the consumer prior to the sale. In addition, any skip tracing fees incurred by VRS are passed on to us and are included in remarketing charges.

Dealer Support Products and Services primarily relates to products and services provided to dealer-partners to assist with their vehicle inventory.

Marketing income primarily consists of payments received on a monthly basis from vendors that charge a fee to consumers to process or expedite their payments. The amount of income we earn is based on the amount of payments processed by the vendors and is paid to us according to a tiered structure.

Dealer-partners that enroll in our program have the option to pay a one-time enrollment fee of $9,850 or to defer the fee. Dealer-partners choosing to defer payment of the enrollment fee agree to allow us to keep 50% of their first accelerated dealer holdback payment. In return for the enrollment fee, we provide the dealer-partner with training and the first month’s access to CAPS.

Loans Receivable and Allowance for Credit Losses

Dealer Loans.  At the time of acceptance, Consumer Loans that meet certain criteria are eligible for an advance, which is computed on a formula basis. The Dealer Loan is increased as revenue is recognized and decreased as collections are received. We follow an approach consistent with the provisions of SOP 03-3 in determining our allowance for credit losses. Consistent with SOP 03-3, an allowance for credit losses is maintained at an amount that reduces the net asset value (Dealer Loan balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the inception of the Dealer Loan. This allowance is calculated on a dealer-partner by dealer-partner basis. The discounted value of future cash flows is comprised of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

estimated future collections on the Consumer Loans, less any estimated dealer holdback payments. We write off Dealer Loans once there are no forecasted future collections on any of the associated Consumer Loans.

Future collections on Dealer Loans are forecasted based on the historical performance of loans with similar characteristics. Dealer holdback is forecasted based on the expected future collections and current advance balance of each Dealer Loan. Cash flows from any individual Dealer Loan are often different than estimated cash flows at Dealer Loan inception. If such difference is favorable, the difference is recognized into income over the remaining life of the Dealer Loan through a yield adjustment. If such difference is unfavorable, a provision for credit losses is recorded as a current period expense and a corresponding allowance for credit losses is established. Because differences between estimated cash flows at inception and actual cash flows occur often, an allowance is required for a significant portion of our Dealer Loan portfolio. An allowance for credit losses does not necessarily indicate that a Dealer Loan is unprofitable, and in recent years, very seldom are cash flows from a Dealer Loan insufficient to repay the initial amounts advanced to the dealer-partner.

Cash advanced to dealer-partners is automatically assigned to the originating dealer-partner’s open pool of business. At the dealer-partner’s option, a pool containing at least 100 Consumer Loans can be closed and subsequent advances assigned to a new pool. All advances due from a dealer-partner are secured by the future collections on the dealer-partner’s portfolio of Consumer Loans that have been assigned to us. Net collections on all related Consumer Loans within the pool, after payment of our servicing fee and reimbursement of certain collection costs, are applied to reduce the aggregate advance balance owing against those Consumer Loans. Once the advance balance has been repaid, the dealer-partner is entitled to receive future collections from Consumer Loans within that pool, after payment of our servicing fee and reimbursement of certain collection costs. If the collections on Consumer Loans from a dealer-partner’s pool are not sufficient to repay the advance balance, the dealer-partner will not receive the dealer holdback. Additionally, for dealer-partners with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for dealer holdback payments.

Purchased Loans.  The Purchased Loan amount reflected on our balance sheet is increased as revenue is recognized and decreased as collections are received. We aggregate Purchased Loans into pools based on the month of purchase for revenue recognition and impairment purposes. We follow SOP 03-3 in determining our allowance for credit losses. Under SOP 03-3, an allowance for credit losses is maintained at an amount that reduces the net asset value (Purchased Loan pool balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the date of purchase. The discounted value of future cash flows is comprised of estimated future collections on the pool of Purchased Loans. We write off pools of Purchased Loans once there are no forecasted future collections on any of the Purchased Loans included in the pool.

Future collections on Purchased Loans are forecasted based on the historical performance of loans with similar characteristics. Cash flows from any individual pool of Purchased Loans are often different than estimated cash flows at the date of purchase. If such difference is favorable, the difference is recognized into income over the remaining life of the pool of Purchased Loans through a yield adjustment. If such difference is unfavorable, a provision for credit losses is recorded as a current period expense and a corresponding allowance for credit losses is established.

Property and Equipment

Purchases of property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful life of the asset. Estimated useful lives are generally as follows: buildings — 40 years, building improvements — 10 years, data processing equipment — 3 years, software — 5 years, office furniture and equipment — 7 years, and leasehold improvements — the lesser of the lease term or 10 years. The cost of assets sold or retired and the related accumulated depreciation are removed from the balance sheet at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and improvements are capitalized. Software developed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

for internal use is capitalized and generally amortized on a straight-line basis. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Deferred Debt Issuance Costs

As of December 31, 2007 and 2006, deferred debt issuance costs were $3.3 million (net of accumulated amortization of $2.0 million) and $3.0 million (net of accumulated amortization of $4.1 million), respectively. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.

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

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The cumulative effect of implementation of FIN 48 was approximately a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a decrease in the January 1, 2007 balance of retained earnings.

Effective January 1, 2007, we began to recognize interest and penalties related to income tax matters in provision for income taxes.

Derivative Instruments

Interest Rate Caps.  We purchase interest rate cap agreements to manage the interest rate risk on our secured financings. As we have not designated these agreements as hedges as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138 and SFAS No. 149, changes in the fair value of these agreements will increase or decrease net income.

As of December 31, 2007, four interest rate cap agreements were outstanding with a cap rate of 6.75% and totaled (in thousands):

Notional	Commercial Paper		Fair
Amount	Cap Rate	Term	Value

$525,000	6.75%	Various maturities between September 2005 and June 2010	$6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

As of December 31, 2006, three interest rate cap agreements were outstanding with a cap rate of 6.75% and totaled (in thousands):

Notional	Commercial Paper		Fair
Amount	Cap Rate	Term	Value

$325,000	6.75%	Various maturities between September 2005 and May 2008	$—

Interest Rate Swap.  As of December 31, 2007 we had $240.0 million in fixed rate debt, and $50.0 million in floating rate debt outstanding under Term ABS 144A asset-backed secured borrowings. We entered into an interest rate swap to convert the $50.0 million in floating rate debt into fixed rate debt bearing a rate of 6.28%. As we have not designated the interest rate swap as a hedge as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, changes in the fair value of this swap will increase or decrease interest expense. The fair value of the interest rate swap is based on quoted market values, which are influenced by a number of factors, including interest rates, amount of debt outstanding, and number of months until maturity. Since we intend to hold the interest rate swap until maturity, any increases or decreases in interest expense resulting from changes in fair value will reverse by maturity date. The agreement matures in April 2013. As of December 31, 2007, the interest rate swap had a fair value of ($0.5) million.

We recognize our derivative financial instruments as either assets or liabilities on our consolidated balance sheets.

Stock Compensation Plans

At December 31, 2007, we have three stock-based compensation plans for employees and directors, which are described more fully in Note 10 to the consolidated financial statements. On January 1, 2006, we adopted revised SFAS No. 123R, “Share-Based Payment” under the modified prospective application method. We had previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, under the retroactive restatement transition method in 2003. Adoption of SFAS No. 123R primarily resulted in a change in our estimated forfeitures for unvested stock-based compensation awards, which resulted in a cumulative reversal of stock-based compensation expense of $0.4 million for the quarter ended March 31, 2006.

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our employees. Employees may elect to contribute to the plan from 1% to 20% of their salary subject to statutory limitations. During 2007, we made matching contributions equal to 50% of the employee contributions, up to a maximum of $1,250 per employee. We recognized compensation expense of $0.5 million in 2007, $0.4 million in 2006 and $0.3 million in 2005 for our matching contributions to the plan.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $0.4 million, $0.6 million, and $0.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes.  In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). We adopted the provisions of FIN 48 on January 1, 2007. Refer to the “Income Taxes” portion of this note to the consolidated financial statements for additional information.

Fair Value Option for Financial Assets and Liabilities.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically exempted from SFAS 159) at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Concluded)

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

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current presentation.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Restricted Securities Available for Sale.  Restricted securities consist of amounts held in trusts by TPAs to pay claims on vehicle service contracts. Securities for which we do not have the intent or ability to hold to maturity are classified as available for sale and stated at fair value. The fair value of restricted securities are based on quoted market values.

Net Investment in Loans Receivable.  Loans receivable, net represents our net investment in Consumer Loans. The fair value is determined by calculating the present value of future loan payment inflows and dealer holdback outflows estimated by the Company utilizing a discount rate comparable with the rate used to calculate our allowance for credit losses.

Derivative Instruments.  The fair value of interest rate caps and interest rate swaps are based on quoted market values.

Liabilities.  The fair value of debt is determined using quoted market prices, if available, or calculated using the estimated value of each debt instrument based on current rates offered to us for debt with similar maturities.

A comparison of the carrying value and estimated fair value of these financial instruments is as follows (in thousands):

	As of December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets
Cash and cash equivalents and restricted cash	$74,814	$74,814	$54,137	$54,137
Restricted securities available for sale	3,290	3,290	3,564	3,564
Net investment in Loans receivable	810,553	826,828	625,780	636,412
Derivative instruments	6	6	—	—
Liabilities
Line of credit	$36,300	$36,300	$38,400	$38,400
Secured financing	438,065	434,655	345,144	345,213
Mortgage note	6,070	5,867	6,824	6,642
Derivative instruments	478	478	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	LOANS RECEIVABLE

Loans receivable consists of the following (in thousands):

	As of December 31,
	2007	2006

Dealer Loans receivable	$803,539	$724,093
Purchased Loans receivable	140,453	29,926
Other loans receivable	706	552

Loans receivable	$944,698	$754,571

A summary of changes in Loans receivable is as follows (in thousands):

	For the Year Ended December 31, 2007
	Dealer Loans	Purchased Loans	Other Loans	Total

Balance, beginning of period	$724,093	$29,926	$552	$754,571
New loans (1)	571,197	139,340	—	710,537
Transfers (2)	(4,748)	4,748	—	—
Dealer holdback payments	70,950	—	—	70,950
Net cash collections on loans	(543,846)	(33,398)	—	(577,244)
Write-offs	(14,376)	(192)	—	(14,568)
Recoveries	—	29	—	29
Net change in other loans	—	—	154	154
Currency translation	269	—	—	269

Balance, end of period	$803,539	$140,453	$706	$944,698

	For the Year Ended December 31, 2006
	Dealer Loans	Purchased Loans	Other Loans	Total

Balance, beginning of period	$675,692	$16,486	$2,761	$694,939
New loans (1)	532,869	25,562	—	558,431
Dealer holdback payments	70,110	—	—	70,110
Net cash collections on loans	(540,614)	(11,940)	—	(552,554)
Write-offs	(13,950)	(228)	—	(14,178)
Recoveries	—	46	—	46
Net change in other loans	—	—	(2,209)	(2,209)
Currency translation	(14)	—	—	(14)

Balance, end of period	$724,093	$29,926	$552	$754,571

(1)	New Dealer Loans includes advances to dealer-partners and accelerated payments of dealer holdback.

(2)	Transfers relate to Dealer Loans that are now considered to be Purchased Loans when we exercise our right to the dealer holdback of certain dealer-partners’ Consumer Loans once they are inactive and have originated less than 100 Consumer Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	LOANS RECEIVABLE — (Concluded)

A summary of changes in the Allowance for credit losses is as follows (in thousands):

	For the Year Ended December 31, 2007
	Dealer Loans	Purchased Loans	Total

Balance, beginning of period	$127,881	$910	$128,791
Provision for credit losses (1)	19,468	197	19,665
Write-offs	(14,376)	(192)	(14,568)
Recoveries	—	29	29
Currency translation	228	—	228

Balance, end of period	$133,201	$944	$134,145

	For the Year Ended December 31, 2006
	Dealer Loans	Purchased Loans	Total

Balance, beginning of period	$130,722	$689	$131,411
Provision for credit losses(2)	11,094	403	11,497
Write-offs	(13,950)	(228)	(14,178)
Recoveries	—	46	46
Currency translation	15	—	15

Balance, end of period	$127,881	$910	$128,791

(1)	Does not include a provision for credit losses of $282 related to other items.

(2)	Does not include a negative provision for credit losses of $491 related to other items

5.	LEASED PROPERTIES

We lease office space and office equipment. We expect that in the normal course of business, leases will be renewed or replaced by other leases. Total rental expense from continuing operations on all operating leases was $0.8 million, $0.5 million and $0.3 million for 2007, 2006, and 2005, respectively. Contingent rentals under the operating leases were insignificant. Our total minimum future lease commitments under operating leases as of December 31, 2007 are as follows (in thousands):

Minimum Future Lease Commitments

2008	$661
2009	455
2010	11
2011	—
2012	—
Thereafter	—

$1,127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of December 31,
	2007	2006

Land and land improvements	$2,582	$2,582
Building and improvements	11,175	9,761
Data processing equipment and software	35,073	30,943
Office furniture and equipment	2,525	1,782
Leasehold improvements	344	398

Total property and equipment	51,699	45,466
Less:
Accumulated depreciation on property and equipment	(30,302)	(28,102)
Accumulated depreciation on capital leased assets	(1,273)	(1,161)

Total accumulated depreciation	(31,575)	(29,263)

	$20,124	$16,203

Property and equipment included capital leased assets of $2.4 million and $2.9 million as of December 31, 2007 and 2006, respectively. Depreciation expense on property and equipment, including capital leased assets, was $4.1 million, $4.6 million and $5.2 million in 2007, 2006, and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT

We currently use four primary sources of debt financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) a revolving secured warehouse facility with institutional investors; (iii) SEC Rule 144A asset-backed secured financings (“Term ABS 144A”) with qualified institutional investors; and (iv) a residual credit facility with an institutional investor. General information for each of the Company’s financing transactions in place as of December 31, 2007 is as follows (in thousands):

	Wholly owned	Issue			Financing	Interest Rate at
Financings	Subsidiary *	Number	Close Date	Maturity Date	Amount	December 31, 2007

Revolving Line of Credit	n/a	n/a	June 14, 2007	June 20, 2009	$75,000	Either Eurocurrency rate plus 125 basis points (5.85%) or the prime rate minus 165 basis points (5.60)%
Revolving Secured Warehouse Facility*	CAC Warehouse Funding Corp. II	2003-2	February 14, 2007	February 13, 2008	$425,000	Commercial paper rate plus 65 basis points (5.76)%
Term ABS 144A 2006-2*	Credit Acceptance Funding LLC 2006-2	2006-2	November 21, 2006	n/a(1)	$100,000	Fixed rate (5.38)%
Term ABS 144A 2007-1*	Credit Acceptance Funding LLC 2007-1	2007-1	April 12, 2007	n/a(2)	$100,000	Fixed rate (5.32)%
Term ABS 144A 2007-2*	Credit Acceptance Funding LLC 2007-2	2007-2	October 29, 2007	n/a(3)	$100,000	Fixed rate (6.22)%
Residual Credit Facility*	Credit Acceptance Residual Funding LLC	2006-3	September 11, 2007	September 9, 2008	$50,000	LIBOR (4.60%) or the commercial paper rate plus 145 basis points (6.56%)

*	Financing made available only to a specified subsidiary of the Company.

(1)	The total expected term of this facility is 22 months.

(2)	The total expected term of this facility is 24 months.

(3)	The total expected term of this facility is 26 months.

Additional information related to the amounts outstanding on each facility is as follows (in thousands):

	For the Years Ended
	December 31,
	2007	2006

Revolving Line of Credit
Maximum Outstanding Balance	$73,400	$103,900
Weighted Average Outstanding Balance	$43,837	$58,749
Revolving Secured Warehouse Facility
Maximum Outstanding Balance	$293,500	$218,500
Weighted Average Outstanding Balance	$221,155	$138,780

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT — (Continued)

	As of December 31,
	2007	2006

Revolving Line of Credit
Balance Outstanding	$36,300	$38,400
Letter(s) of credit	173	860
Amount Available for borrowing	38,527	95,740
Interest Rate	5.60%	7.06%
Revolving Secured Warehouse Facility
Balance Outstanding	$198,100	$171,000
Amount Available for borrowing	226,900	154,000
Contributed Dealer Loans	225,674	249,247
Interest Rate	5.76%	6.00%
Term ABS 144A 2006-1
Balance Outstanding	$—	$74,144
Contributed Dealer Loans	—	115,664
Interest Rate	—	5.36%
Term ABS 144A 2006-2
Balance Outstanding	$89,965	$100,000
Contributed Dealer Loans	129,950	125,178
Interest Rate	5.38%	5.38%
Term ABS 144A 2007-1
Balance Outstanding	$100,000	$—
Contributed Dealer Loans	130,841	—
Interest Rate	5.32%	—
Term ABS 144A 2007-2
Balance Outstanding	$100,000	$—
Contributed Dealer Loans	132,695	—
Interest Rate	6.22%	—
Residual Credit Facility
Balance Outstanding	$—	$—
Contributed Dealer Loans	—	—
Interest Rate	4.60%	5.32%

Line of Credit Facility

During the second quarter of 2007, we extended the maturity of our line of credit facility from June 20, 2008 to June 20, 2009. We also reduced the amount of the facility from $135.0 million to $75.0 million because the funding available under this facility and our warehouse facility exceeded our current revolving credit borrowing needs. In addition, the interest rate on borrowings under the facility was reduced from the prime rate or 1.30% over the Eurocurrency rate, at our option to the prime rate minus 1.65% or 1.25% over the Eurocurrency rate, at our option. For additional information regarding the current amount and maturity of the facility, see Note 13 to the consolidated financial statements.

Borrowings under the credit facility are subject to a borrowing-base limitation. This limitation equals 80% of the net book value of Dealer Loans plus 80% of the net book value of Purchased Loans, less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT — (Continued)

secured by the collateral which secures the line of credit. Borrowings under the credit agreement are secured by a lien on most of our assets. We must pay annual and quarterly fees on the amount of the facility.

Revolving Secured Warehouse Facility

This facility is used to provide financing to our subsidiary CAC Warehouse Funding Corp. II (“Warehouse Funding”). During the first quarter of 2007, we extended the maturity of this facility from February 14, 2007 to February 13, 2008. During the fourth quarter of 2007 we increased the amount of the facility from $325.0 million to $425.0 million. For additional information regarding the current amount and maturity of the facility, see Note 13 to the consolidated financial statements.

During the third quarter of 2007, we executed an amendment to the facility. Under the revised facility, we can now contribute Purchased Loans in addition to Dealer Loans, to Warehouse Funding. Under the facility, we convey Dealer and Purchased Loans to this subsidiary in return for cash and equity in the subsidiary. In turn, Warehouse Funding pledges the Dealer and Purchased Loans as collateral to institutional investors to secure loans that will fund the cash portion of the purchase price of the Dealer and Purchased Loans. The financing provided to Warehouse Funding under the facility is limited to the lesser of 80% of the net book value of the contributed Dealer and Purchased Loans or the facility limit.

The agreement requires that certain amounts outstanding under the facility be refinanced within 360 days of the most recent renewal. The most recent renewal occurred on February 14, 2007, and the most recent refinancing occurred on October 29, 2007. If such financing had not occurred, the transaction would cease to revolve, would amortize as collections were received and, at the option of the institutional investors, may be subject to acceleration and foreclosure.

Warehouse Funding is liable for any amounts due under the facility. Even though Warehouse Funding and the Company are consolidated for financial reporting purposes, the financing is non-recourse to us. As Warehouse Funding is organized as a separate legal entity from the Company, assets of Warehouse Funding (including the conveyed Dealer and Purchased Loans) will not be available to satisfy the general obligations of the Company. All of Warehouse Funding’s assets have been encumbered to secure its obligations to its creditors.

Interest on borrowings under the facility has been limited to a maximum rate of 6.75% through interest-rate-cap agreements executed in the first and fourth quarters of 2007. Warehouse Funding pays us a monthly servicing fee equal to 6% of the collections received with respect to the conveyed Dealer and Purchased Loans. The fee is paid out of the collections. Except for the servicing fee and holdback payments due to dealer-partners, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs are paid in full.

Term ABS 144A Financings

In 2006 and 2007, four of our wholly owned subsidiaries, Credit Acceptance Funding LLC 2006-1, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Funding LLC 2007-1 and Credit Acceptance Funding LLC 2007-2 (the “Funding LLCs”), each completed a secured financing transaction in which they received $100.0 million. In connection with these transactions, we conveyed Dealer Loans to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC conveyed the Dealer Loans to a respective trust that issued $100.0 million in notes to qualified institutional investors. In each transaction, the notes were rated “Aaa” by Moody’s Investor Service and “AAA” by Standard & Poor’s Rating Services. Financial insurance policies were issued in connection with the transactions. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date.

Each financing has a specified revolving period during which we may be required, and are likely, to convey additional Dealer Loans to each Funding LLC. Each Funding LLC will then convey them to their respective trust, to maintain the financing at the $100.0 million level. (The proceeds of the initial Dealer Loan conveyances to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT — (Continued)

Funding LLCs were used to purchase Dealer Loans, on an arm’s-length basis, from Warehouse Funding.) At the end of the revolving period, the debt outstanding under each financing will begin to amortize.

The financings create loans for which the trusts are liable and which are secured by all the assets of each trust. Such loans are non-recourse to us, even though the trusts, the Funding LLCs and the Company are consolidated for financial reporting purposes. Because the Funding LLCs are organized as separate legal entities from the Company, their assets (including the conveyed Dealer Loans) are not available to satisfy our general obligations. We receive a monthly servicing fee on each financing equal to 6% of the collections received with respect to the conveyed Dealer Loans. The fee is paid out of the collections. Aside from the servicing fee and payments due to dealer-partners, we do not receive, or have any rights in the collections. However, in our capacity as Servicer of the Dealer Loans, we do have a limited right to exercise a “clean-up call” option to purchase Dealer Loans from the Funding LLCs under certain specified circumstances. Alternatively, when a trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. The collections will then be available to be distributed to us as the sole member of the respective Funding LLC.

The table below sets forth certain additional details regarding the outstanding Term ABS 144A Financings (in thousands):

			Net Book Value of		Expected
Term ABS 144A	Issue		Dealer Loans		Annualized
Financing	Number	Close Date	Conveyed at Closing	Revolving Period	Rates *

Term ABS 144A 2006-2	2006-2	November 21, 2006	$125,600	12 months (Through November 15, 2007)	7.4%
Term ABS 144A 2007-1	2007-1	April 12, 2007	$125,700	12 months (Through April 15, 2008)	7.2%
Term ABS 144A 2007-2	2007-2	October 29, 2007	$125,000	12 months (Through October 15, 2008)	8.0%

*	Includes underwriter’s fees, insurance premiums and other costs.

Residual Credit Facility

Another wholly owned subsidiary, Credit Acceptance Residual Funding LLC (“Residual Funding”), has a $50.0 million secured credit facility with an institutional investor. This facility allows Residual Funding to finance its purchase of trust certificates from special-purpose entities (the “Term SPEs”) that have purchased Dealer Loans under our term securitization transactions. Historically, the Term SPEs’ residual interests in Dealer Loans, represented by their trust certificates, have proven to have value that increases as their term securitization obligations amortize. During the third quarter of 2007, we executed an amendment to the residual funding credit facility extending the maturity date from September 19, 2007 to September 9, 2008. Additionally, we increased the maximum facility advance rate from 65% to 70% enabling the Term SPEs to realize and distribute to us up to 70% of that increase in value prior to the time the related term securitization senior notes are paid in full.

Residual Funding’s interests in Dealer Loans, represented by its purchased trust certificates, are subordinated to the interests of term securitization senior noteholders. However, the entire arrangement is non-recourse to us. Residual Funding is organized as a separate legal entity from the Company. Therefore its assets, including purchased trust certificates, are not available to satisfy our general obligations, even though Residual Funding and the Company are consolidated for financial reporting purposes.

Mortgage Loan

We have a mortgage loan from a commercial bank that is secured by a first mortgage lien on our headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $6.1 million and $6.8 million outstanding on this loan as of December 31, 2007 and 2006,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT — (Concluded)

respectively. The loan matures on June 9, 2009, bears interest at a fixed rate of 5.35%, and requires monthly payments of $92,156 and a balloon payment at maturity for the balance of the loan.

Capital Lease Obligations

As of December 31, 2007, we had various capital lease obligations outstanding for computer equipment, with monthly payments totaling $73,000. The total amount of capital lease obligations outstanding as of December 31, 2007 and 2006 were $1.7 million and $1.8 million, respectively. These capital lease obligations bear interest at rates ranging from 6.99% to 8.71% and have maturity dates between February 2008 and November 2010.

Letters of Credit

Letters of credit are issued by a commercial bank syndicate and reduce amounts available under our revolving line of credit. As of December 31, 2007 and December 31, 2006, we had letters of credit outstanding of $0.2 million and $0.9 million, respectively. The letters of credit relate to reinsurance agreements. The letters of credit expire on May 26, 2008, at which time they will be automatically extended for a period of one year unless we are notified otherwise by the commercial bank syndicate.

Principal Debt Maturities

The scheduled principal maturities of our debt at December 31, 2007 are as follows (in thousands):

	Line of Credit		Mortgage	Capital Lease
Year	Facility	Secured Financing	Loan	Obligations	Total

2008 (1)	$—	$367,942	$796	$701	$369,439
2009 (2)(3)	36,300	120,123	5,273	641	162,337
2010	—	—	—	354	354
2011	—	—	—	—	—
2012	—	—	—	—	—
Thereafter	—	—	—	—	—

	$36,300	$488,065	$6,069	$1,696	$532,130

(1)	The total expected term of Term ABS 144A 2006-2 is 22 months.

(2)	The total expected term of Term ABS 144A 2007-1 is 24 months.

(3)	The total expected term of Term ABS 144A 2007-2 is 26 months.

Debt Covenants

As of December 31, 2007, we are in compliance with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of our assets to debt and a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges. The covenants also limit the maximum ratio of our funded debt to tangible net worth. Additionally, we must maintain, as of the end of the year, consolidated net income of not less than $1.00 for the two consecutive quarters then ending. Some of the debt covenants may indirectly limit the payment of dividends on common stock. For additional information regarding our debt covenants, see Note 13 to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	RELATED PARTY TRANSACTIONS

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

Affiliated Dealer Loan balances were $16.1 million, and $22.4 million as of December 31, 2007 and 2006, respectively. Affiliated Dealer Loans balances were 2.0% and 3.1% of total consolidated Dealer Loan balances as of December 31, 2007 and 2006, respectively. A summary of related party Dealer Loan activity is as follows (in thousands):

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2007		December 31, 2006		December 31, 2005
	Affiliated		Affiliated		Affiliated
	Dealer-Partner	% of	Dealer-Partner	% of	Dealer-Partner	% of
	Activity	Consolidated	Activity	Consolidated	Activity	Consolidated

New Loans	$10,111	1.8%	$17,851	3.3%	$19,534	4.2%
Affiliated dealer-partner revenue	$4,529	2.4%	$6,347	3.6%	$6,206	3.7%
Dealer holdback payments	$1,801	2.5%	$2,355	3.4%	$2,184	4.2%

Beginning in 2002, entities owned by our majority shareholder and Chairman began offering secured lines of credit to third parties in a manner similar to a program previously offered by us. In December of 2004, our majority shareholder and Chairman sold his ownership interest in these entities; however, he continues to have indirect control over these entities and has the right or obligation to reacquire the entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

Pursuant to an employment agreement with the Company’s former President, Mr. McCluskey, dated April 19, 2001, we loaned Mr. McCluskey’s dealerships $0.9 million. Obligations under this note, including all principal and interest, were paid in full on August 16, 2006. In addition, pursuant to the employment agreement, we loaned Mr. McCluskey approximately $0.5 million. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22% and is unsecured. The balance of the note including accrued but unpaid interest was approximately $0.5 million and $0.6 million as of December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES

The income tax provision, excluding the results of the discontinued United Kingdom operations, consists of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Income from continuing operations before provision for income taxes:
Domestic	$82,966	$90,506	$107,420
Foreign	215	134	936

	$83,181	$90,640	$108,356

Current provision (credit) for income taxes:
Federal	$8,446	$30,902	$26,465
State	93	687	1,979
Foreign	(41)	(435)	120

	8,498	31,154	28,564

Deferred provision (credit) for income taxes:
Federal	19,201	166	10,182
State	1,159	232	1,455
Foreign	11	241	(42)

	20,371	639	11,595

Interest and penalties expense (benefit):
Interest	749	—	—
Penalties	(51)	—	—

	698	—	—

Provision for income taxes	$29,567	$31,793	$40,159

Effective January 1, 2007, we began to recognize interest and penalties related to income tax matters in provision for income taxes expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	As of December 31,
	2007	2006

Deferred tax assets:
Allowance for credit losses	$49,148	$46,833
Accrued liabilities	17	5,346
Deferred dealer enrollment fees	321	453
Stock-based compensation	2,058	367
Other, net	1,003	330

Total deferred tax assets	52,547	53,329

Deferred tax liabilities:
Valuation of receivables	113,407	93,863
Depreciable assets	873	820
Deferred origination costs	1,756	1,700
Foreign income tax	—	549
Other, net	1,279	794

Total deferred tax liabilities	117,315	97,726

Net deferred tax liability	$64,768	$44,397

A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

	Years Ended December 31,
	2007	2006	2005

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	1.0	0.7	2.1
Foreign income taxes	(0.1)	(0.3)	(0.2)
Undistributed/distributed foreign earnings	0.7	0.1	0.9
Interest and penalties	0.8	—	—
Other	(1.8)	(0.4)	(0.7)

Provision for income taxes	35.6%	35.1%	37.1%

The effective tax rates for 2007, 2006, and 2005 differed from the federal statutory tax rate of 35% primarily due to state income taxes and reserves for uncertain tax positions and related interest and penalties that are included in the provision for income taxes.

We adopted FIN 48 on January 1, 2007. As a result of the implementation, we recognized a $0.1 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. As of December 31, 2007, changes to our tax contingencies that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES — (Concluded)

are reasonably possible in the next twelve months are not material. The following table is a summary of changes of the reserve for unrecognized gross tax benefits:

2007

Gross tax contingencies balance at January 1, 2007	$9,974
Additions based on tax position related to current year	2,162
Additions for tax position of prior years	59
Reductions for tax positions of prior years	(2,518)
Reductions as a result of a lapse of the statute of limitations	(226)

Gross tax contingencies balance at December 31, 2007	$9,451

As of January 1, 2007, upon the FIN 48 implementation, we had approximately $3.0 million of accrued interest and penalties related to uncertain tax positions.

We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local tax matters have been concluded for years through 2003 and foreign tax matters have been concluded through 2003. The federal income tax returns for 2004, 2005 and 2006 are currently under examination.

During 2007, 2006 and 2005, we remitted substantially all of our accumulated earnings from foreign subsidiaries as profits to the U.S. and accrued or paid U.S. income taxes accordingly.

10.	CAPITAL TRANSACTIONS

Net Income Per Share

Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the total of the weighted average number of common shares and dilutive common stock equivalents outstanding. Dilutive common stock equivalents included in the computation represent shares issuable upon assumed exercise of stock options and outstanding time based restricted stock that would have a dilutive effect using the treasury stock method. The share effect is as follows:

	Years Ended December 31,
	2007	2006	2005

Weighted average common shares outstanding	30,053,129	33,035,693	36,991,136
Dilutive effect of common stock equivalents	1,100,559	2,247,785	2,216,544

Weighted average common shares and dilutive common shares	31,153,688	35,283,478	39,207,680

There were no stock options that would be anti-dilutive for the years presented.

Stock Repurchase Program

In 1999, our board of directors approved a stock repurchase program which authorizes us to purchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. As of December 31, 2007, we have repurchased approximately 20.4 million shares under the stock repurchase program at a cost of $399.2 million. Included in the stock repurchases to date are 12.5 million shares of common stock purchased through four modified Dutch auction tender offers at a cost of $304.4 million. As of December 31, 2007, we have authorization to repurchase up to $29.1 million of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	CAPITAL TRANSACTIONS — (Continued)

Stock Compensation Plans

Pursuant to our Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on May 13, 2004, we reserved 1.0 million shares of our common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014. All of the terms relating to vesting or other restrictions of restricted stock awards or restricted stock unit grants will be determined by our compensation committee. Options granted under the Incentive Plan may be either incentive stock options or nonqualified stock options. The terms of options granted under the Incentive Plan will be set forth in agreements between us and the recipients and will be determined by our compensation committee. The exercise price will not be less than the fair market value of the shares on the date of grant and, for incentive stock options, the exercise price must be at least 110% of fair market value if the recipient is the holder of more than 10% of our common stock. All of the terms relating to the satisfaction of performance goals, the length of any performance period, the amount of any performance award granted, the amount of any payment or transfer to be made pursuant to any performance award, and any other terms and conditions of any performance award will be determined by our compensation committee and included in an agreement between the recipient and us.

A summary of the activity under the Incentive Plan for the years ended December 31, 2007 and 2006 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
Restricted Stock	Shares	Fair Value

Outstanding at December 31, 2005	98,879	$19.83
Granted	117,264	24.10
Forfeited	(70,115)	22.19

Outstanding at December 31, 2006	146,028	$22.34

Granted	56,669	$26.29
Vested	(808)	20.28
Forfeited	(17)	23.14

Outstanding at December 31, 2007	201,872	$23.25

The shares of restricted stock are part of the annual incentive compensation program and are granted annually based on attaining certain individual and company performance criteria. SFAS 123R requires the awards to be expensed so that more expense is recorded during the early years of the vesting period. Shares available for future grants under the Incentive Plan totaled 498,043 at December 31, 2007. We recognized $1.2 million and $0.6 million of expense related to restricted stock grants during the years ended December 31, 2007 and 2006, respectively.

On February 22, 2007, the compensation committee approved an award of 300,000 restricted stock units to our Chief Executive Officer. Each restricted stock unit represents and has a value equal to one share of our common stock. The restricted stock units will be earned over a five year period based upon the annual increase in our adjusted economic profit. Any earned shares will be distributed on February 22, 2014. During the year ended December 31, 2007, 60,000 restricted stock units were earned. We recognized $3.4 million of expense related to the award of restricted stock units during the year ended December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	CAPITAL TRANSACTIONS — (Continued)

The following table details how the expenses associated with restricted stock and restricted stock units, which are expected to be recognized over a weighted average period of 1.3 years, will be recorded assuming performance targets are achieved (in thousands):

For the Years Ended	Restricted Stock	Restricted Stock	Total Projected
December 31,	Unit Award	Awards	Expense (pre-tax)

2008	$2,172	$1,127	$3,299
2009	1,285	842	2,127
2010	733	398	1,131
2011	325	5	330

	$4,515	$2,372	$6,887

Pursuant to our 1992 Stock Option Plan (the “1992 Plan”), we had reserved 8.0 million shares of our common stock for the future granting of options to officers and other employees. The exercise price of the options is no less than the fair market value on the date of the grant. Options expire ten years from the date of grant. The 1992 Plan was terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan. All options outstanding at December 31, 2007 are vested.

Pursuant to our Director Stock Option Plan (the “Director Plan”), we had reserved 200,000 shares of our common stock for future granting of options to members of our Board of Directors. The exercise price of the options is equal to the fair market value on the date of grant. As of December 31, 2007, 100,000 of these options were vested. Nonvested options are forfeited if the participant should cease to be a director and otherwise expire ten years from the date of grant. The Director Plan was terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan. All options outstanding at December 31, 2007 are vested.

During the year ended December 31, 2007, we accounted for the compensation costs related to our grants under the stock option plans in accordance with SFAS No. 123R which was adopted on January 1, 2006 under the modified prospective application method. We had previously accounted for our stock options under the fair value recognition provisions of SFAS 123. We recognized stock-based compensation expense of $0.1 million, $(0.5) million and $1.9 million for 2007, 2006 and 2005, respectively, for the 1992 Plan and Director Plan. The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005, was $0.6 million, $0.5 million and $10.5 million respectively. The fair value of each option granted used in determining the stock-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model. We have not granted stock options since the first quarter of 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	CAPITAL TRANSACTIONS — (Concluded)

Additional information relating to the stock option plans is as follows:

	1992 Plan			Director Plan
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
	Number	Exercise Price	Value	Number	Exercise Price	Value
	of Options	per Share	(in thousands)	of Options	per Share	(in thousands)

Outstanding at January 1, 2005	3,506,519	$6.98		200,000	$12.13
Options granted	—	—		—	—
Options exercised	(31,165)	6.77	$351	—	—	$—
Options forfeited	(17,660)	9.17		—	—

Outstanding at December 31, 2005	3,457,694	$6.97		200,000	$12.13

Options granted	—	—		—	—
Options exercised	(1,801,943)	6.32	$39,611	(100,000)	7.00	$2,174
Options forfeited	(2,710)	8.04		—	—

Outstanding at December 31, 2006	1,653,041	$7.68		100,000	$17.25

Options granted	—	—		—	—
Options exercised	(374,985)	6.90	$6,933	—	—	$—
Options forfeited	(1,000)	6.46		—	—

Outstanding at December 31, 2007	1,277,056	$7.91		100,000	$17.25

Exercisable at December 31:
2005	3,383,573	$6.95	$23,501	140,000	$9.93	$1,390
2006	1,641,672	$7.67	$12,587	40,000	$17.25	$690
2007	1,277,056	$7.91	$17,115	100,000	$17.25	$407

The following tables summarize information about options outstanding at December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted-Average		Weighted-Average		Weighted-Average
	Outstanding as	Remaining		Exercise Price per	Exercisable as	Exercise Price per
Range of Exercisable Prices	of 12/31/2007	Contractual Life		Share	of 12/31/2007	Share

1992 Plan
$ 3.63 - $ 6.64	329,460	2.0	Years	$4.18	329,460	$4.18
$ 6.64 - $ 9.95	831,616	3.0		$8.96	831,616	$8.96
$ 9.95 - $13.27	105,980	5.0		$10.48	105,980	$10.48
$16.59 - $17.05	10,000	6.2		$17.05	10,000	$17.05

Totals	1,277,056	3.0		$7.91	1,277,056	$7.91

Director Plan
$17.25	100,000	6.2	Years	$17.25	100,000	$17.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	BUSINESS SEGMENT INFORMATION

Reportable Segment Overview

We have two reportable business segments: United States and Other. The United States segment primarily consists of the United States automobile financing business. The Other segment primarily consists of the discontinued United Kingdom automobile financing business. We are currently liquidating all businesses classified in the Other segment.

Measurement

The table below presents information for each reportable segment (in thousands):

	United		Total
	States	Other	Company

Year Ended December 31, 2007
Finance charges	$220,386	$87	$220,473
License fees	283	—	283
Other income	19,133	38	19,171
Provision for credit losses	19,807	140	19,947
Interest expense (income)	36,716	(47)	36,669
Depreciation expense	4,105	—	4,105
Provision (credit) for income taxes	29,596	(29)	29,567
Income from continuing operations	53,370	244	53,614
Segment assets	940,307	1,875	942,182
Year Ended December 31, 2006
Finance charges	$188,508	$97	$188,605
License fees	13,589	—	13,589
Other income	16,980	158	17,138
Provision (credit) for credit losses	11,171	(165)	11,006
Interest expense	23,157	173	23,330
Depreciation expense	4,620	3	4,623
Provision (credit) for income taxes	31,977	(184)	31,793
Income from continuing operations	58,508	339	58,847
Segment assets	724,008	1,205	725,213
Year Ended December 31, 2005
Finance charges	$176,173	$196	$176,369
License fees	9,775	—	9,775
Other income	13,964	1,160	15,124
Provision (credit) for credit losses	5,709	(4)	5,705
Interest expense	13,304	582	13,886
Depreciation expense	4,832	179	5,011
Provision (credit) for income taxes	40,276	(117)	40,159
Income from continuing operations	67,699	498	68,197
Segment assets	614,149	5,245	619,394

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	BUSINESS SEGMENT INFORMATION — (Concluded)

Information About Geographic Locations

We operate primarily in the United States. As such, our revenues from continuing operations and long-lived assets are evaluated primarily through the above reportable segments. Therefore, in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, no enterprise-wide disclosures of information about geographic locations are necessary.

Information About Products and Services

We manage our product and service offerings primarily through the above reportable segments. Therefore, in accordance with the provisions of SFAS No. 131, no enterprise-wide disclosures of information about products and services are necessary.

Major Customers

We did not have any dealer-partners that provided 10% or more of our revenue during 2007, 2006, or 2005. Additionally, no single dealer-partner’s Loan receivable balance accounted for more than 10% of total Loans as of December 31, 2007 or 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	LITIGATION AND CONTINGENT LIABILITIES — (Concluded)

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

On December 5, 2007, the Circuit Court of Jackson County, Missouri entered an Order and Final Judgment approving a Memorandum of Understanding executed on February 9, 2007 whereby the parties agreed to settle the lawsuit that commenced on October 15, 1996. The Company, without any admission of liability, agreed to pay $12.5 million in full and final settlement of all claims against the Company. Pursuant to an adjustment mechanism in the Memorandum of Understanding, the Company has agreed to pay an additional $0.6 million. The Order and Final Judgment became final thirty days after the entry date of December 5, 2007, and the appeal period lapsed on January 19, 2008. The entire settlement amount to be paid has been accrued and is included in accounts payable and accrued liabilities as of December 31, 2007.

13.	SUBSEQUENT EVENTS

On January 25, 2008, we increased the amount of our line of credit facility with a commercial bank syndicate from $75.0 million to $133.5 million. In addition, the maturity of the line of credit facility will extend from June 20, 2009 to June 22, 2010, provided that the Company reports net income of at least $5.0 million for the first quarter of 2008. There were no other material changes to the terms of the line of credit facility. The agreement continues to be secured by a lien on most of the Company’s assets.

On February 12, 2008, we extended the maturity of our revolving warehouse facility from February 13, 2008 to February 11, 2009 and reduced the amount of the facility from $425.0 million to $325.0 million. The reduction in the amount of the facility is due to one of the two institutional investors (the “Nonextending Investor”) not renewing their participation in the facility. The outstanding principal balance of $75.3 million owing to the Nonextending Investor will be repaid in monthly installments of $10.8 million until their debt is reduced to zero. The amount owing to the Nonextending Investor does not reduce the amount available to be borrowed under the $325.0 million facility. As of February 12, 2008, the Company had $182.8 million outstanding on the $325.0 million facility. Under this facility, the Company may contribute Loans to a wholly owned special purpose entity and receive 80% of the net aggregate eligible loan balance in non-recourse financing. Borrowings under the facility generally bear interest at a floating rate equal to the commercial paper rate plus 65 basis points. The average rate for January 2008 was 5.0%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SUBSEQUENT EVENTS — (Concluded)

On February 26, 2008, we increased the amount of our line of credit facility with a commercial bank syndicate from $133.5 million to $153.5 million. There were no other material changes to the terms of the line of credit facility. The agreement continues to be secured by a lien on most of the Company’s assets.

14.	QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of the quarterly financial position and results of operations as of and for the years ended December 31, 2007 and 2006, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation.

	(Dollars in Thousands, Except Per Share Data)
	2007
	1st Q	2nd Q	3rd Q	4th Q

Balance Sheets
Loans receivable, net	$707,601	$744,159	$755,996	$810,553
All other assets	105,270	112,438	115,198	131,629

Total assets	$812,871	$856,597	$871,194	$942,182

Total debt	$446,998	$485,148	$490,510	$532,130
Other liabilities	139,016	131,592	130,858	144,602

Total liabilities	586,014	616,740	621,368	676,732
Shareholders’ equity(A)	226,857	239,857	249,826	265,450

Total liabilities and shareholders’ equity	$812,871	$856,597	$871,194	$942,182

Income Statements
Revenue	$57,351	$58,286	$61,058	$63,232
Costs and expenses(B)	34,436	37,889	39,698	44,792

Operating income	22,915	20,397	21,360	18,440
Foreign exchange gain	4	34	26	5

Income from continuing operations before provision for income taxes	22,919	20,431	21,386	18,445
Provision for income taxes(B)	7,532	7,938	7,917	6,180

Income from continuing operations	15,387	12,493	13,469	12,265
(Loss) gain from discontinued operations, net of tax	(27)	(163)	1,273	219

Net income	$15,360	$12,330	$14,742	$12,484

Net income per common share:
Basic	$0.51	$0.41	$0.49	$0.42

Diluted	$0.49	$0.39	$0.47	$0.40

Income from continuing operations per common share:
Basic	$0.51	$0.41	$0.45	$0.41

Diluted	$0.49	$0.40	$0.43	$0.40

(Loss) gain from discontinued operations per common share:
Basic	$0.00	$(0.01)	$0.04	$0.01

Diluted	$0.00	$(0.01)	$0.04	$0.01

Weighted average shares outstanding:
Basic	30,054,349	30,140,590	30,015,048	30,007,476
Diluted	31,283,695	31,312,139	31,139,612	30,897,546

(A)	No dividends were paid during the periods presented.

(B)	The first quarter 2007 figures differ from those previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. Interest and penalties related to tax for the quarter were reclassified to provision for income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

14.	QUARTERLY FINANCIAL DATA (unaudited) — (Concluded)

	(Dollars in Thousands, Except Per Share Data)
	2006
	1st Q	2nd Q	3rd Q	4th Q

Balance Sheets
Loans receivable, net	$590,767	$586,908	$600,162	$625,780
All other assets	50,093	63,685	151,998	99,433

Total assets	$640,860	$650,593	$752,160	$725,213

Total debt	$243,167	$244,985	$323,470	$392,175
Other liabilities	111,437	103,779	221,821	122,691

Total liabilities	354,604	348,764	545,291	514,866
Shareholders’ equity(A)	286,256	301,829	206,869	210,347

Total liabilities and shareholders’ equity	$640,860	$650,593	$752,160	$725,213

Income Statements
Revenue	$53,026	$55,081	$55,402	$55,823
Costs and expenses(B)	25,898	28,024	31,194	43,570

Operating income	27,128	27,057	24,208	12,253
Foreign exchange gain (loss)	5	6	1	(18)

Income from continuing operations before provision for income taxes	27,133	27,063	24,209	12,235
Provision for income taxes	9,928	9,364	8,775	3,726

Income from continuing operations	17,205	17,699	15,434	8,509
Loss from discontinued operations, net of tax	(8)	(93)	(92)	(14)

Net income	$17,197	$17,606	$15,342	$8,495

Net income per common share:
Basic	$0.48	$0.53	$0.46	$0.28

Diluted	$0.45	$0.50	$0.44	$0.27

Income from continuing operations per common share:
Basic	$0.48	$0.54	$0.47	$0.28

Diluted	$0.45	$0.50	$0.44	$0.27

Loss from discontinued operations per common share:
Basic	$0.00	$0.00	$0.00	$0.00

Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding:
Basic	36,146,994	32,979,572	33,093,592	29,921,196
Diluted	38,609,257	35,433,944	35,074,557	31,569,813

(A)	No dividends were paid during the periods presented.

(B)	Includes $11.2 million of additional legal expenses recorded in the fourth quarter of 2006 related to an increase in the Company’s estimated loss related to a pending class action in the state of Missouri.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Credit Acceptance Corporation

We have audited Credit Acceptance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Credit Acceptance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Credit Acceptance Corporation and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Credit Acceptance Corporation and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Credit Acceptance Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan
March 14, 2008

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information is contained under the captions “Matters to Come Before the Meeting — Election of Directors” (excluding the Report of the Audit Committee) and “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement and is incorporated herein by reference.

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

Our Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on May 13, 2004, provides for the granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors. We also have two stock option plans pursuant to which we have granted stock options with time or performance-based vesting requirements to employees, officers, and directors. Our 1992 Stock Option Plan (the “1992 Plan”) was approved by shareholders in 1992 prior to our initial public offering and was terminated as to future grants on May 13, 2004, when shareholders approved the Incentive Plan. Our Director Stock Option Plan (the “Director Plan”) was approved by shareholders in 2002 and was terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan.

The following table sets forth, with respect to each of the equity compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options or restricted stock units, (ii) the weighted average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2007:

			Number of Shares
	Number of Shares to be		Remaining Available for
	Issued Upon Exercise of	Weighted-Average	Future Issuance Under
	Outstanding Options,	Exercise Price of	Equity Compensation
Plan Category	Warrants and Rights	Outstanding Options	Plans(a)

Equity compensation plans approved by shareholders:
1992 Plan	1,277,056	$7.91	—
Director Plan	100,000	17.25	—
Incentive Plan	300,000		498,043

Total	1,677,056	$8.59	498,043

(a)	For additional information regarding our equity compensation plans, see Note 10 to the consolidated financial statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information is contained under the caption “Certain Relationships and Transactions” and “Election of Directors — Meetings and Committees of the Board of Directors” in the Company’s Proxy Statement and is incorporated herein by reference.

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

Report of Independent Public Accountants

Consolidated Financial Statements:

— Consolidated Balance Sheets as of December 31, 2007 and 2006

— Consolidated Income Statements for the years ended December 31, 2007, 2006 and 2005

— Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

— Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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
Brett A. Roberts
Chief Executive Officer
(Principal Executive Officer)
Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 14, 2008 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ BRETT A. ROBERTS Brett A. Roberts	Chief Executive Officer (Principal Executive Officer)

/s/ KENNETH S. BOOTH Kenneth S. Booth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ GLENDA J. CHAMBERLAIN Glenda J. Chamberlain	Director

/s/ DONALD A. FOSS Donald A. Foss	Director and Chairman of the Board

/s/ THOMAS N. TRYFOROS Thomas N. Tryforos	Director

/s/ SCOTT J. VASSALLUZZO Scott J. Vassalluzzo	Director

EXHIBIT INDEX

The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. The Company’s commission file number is 000-20202.

Exhibit
No.		Description

3(a)(1)	1	Articles of Incorporation, as amended July 1, 1997.
3(b)	12	Amended and Restated Bylaws of the Company, as amended, February 24, 2005.
4(c)(18)	13	The Fourth Amended and Restated Credit Agreement, dated February 7, 2006, between the Company, the Lenders which are parties thereto from time to time, Comerica Bank, as administrative agent, and Banc of America Securities LLC as sole lead arranger and sole book manager.
4(c)(19)	21	Amendment No. 1, dated September 20, 2006, to the Fourth Amended and Restated Credit Agreement as of February 7, 2006, among the Company, the Lenders which are parties thereto from time to time and Comerica Bank as administrative agent.
4(c)(20)	21	Amendment No. 2, dated January 19, 2007, to the Fourth Amended and Restated Credit Agreement as of February 7, 2006, among the Company, the Lenders which are parties thereto from time to time and Comerica Bank as administrative agent.
4(c)(21)	21	Amendment No. 3, dated June 14, 2007, to the Fourth Amended and Restated Credit Agreement as of February 7, 2006, among the Company, the Lenders which are parties thereto from time to time and Comerica Bank as administrative agent.
4(c)(22)	22	Amendment No. 4, dated January 25, 2008, to the Fourth Amended and Restated Credit Agreement as of February 7, 2006, among the Company, the Lenders which are parties thereto from time to time and Comerica Bank as administrative agent.
4(f)(40)	6	Second Amendment, dated as of June 10, 2002, to the Intercreditor Agreement dated as of December 15, 1998, among Comerica Bank, as collateral agent, and various lenders and note holders.
4(f)(53)	8	Contribution Agreement, dated September 30, 2003, between the Company and CAC Warehouse Funding Corporation II.
4(f)(55)	8	Back-Up Servicing Agreement, dated September 30, 2003, among the Company, Systems & Services Technologies, Inc., Wachovia Capital Markets, LLC, and CAC Warehouse Funding Corporation II.
4(f)(68)	13	Amendment No. 5, dated February 10, 2006, to Loan and Security Agreement dated as of September 30, 2003, among the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, Variable Funding Capital Corporation, Wachovia Capital Markets, LLC, and Systems & Services Technologies, Inc..
4(f)(69)	13	Third Amended and Restated Security Agreement, dated February 7, 2006, between the Company, certain subsidiaries of the Company and Comerica Bank, as agent.
4(f)(70)	14	First Amended and Restated Loan and Security Agreement, dated February 15, 2006, between the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., Variable Funding Capital Corporation, Wachovia Capital Markets, LLC, and Systems & Services Technologies, Inc.
4(f)(71)	15	Indenture, dated April 18, 2006, between Credit Acceptance Auto Dealer Loan Trust 2006-1 and JPMorgan Chase Bank, N.A.
4(f)(72)	15	Sale and Servicing Agreement, dated April 18, 2006, among the Company, Credit Acceptance Auto Dealer Loan Trust 2006-1, Credit Acceptance Funding LLC 2006-1, JPMorgan Chase Bank, N.A., and Systems & Services Technologies, Inc..
4(f)(73)	15	Backup Servicing Agreement, dated April 18, 2006, among the Company, Credit Acceptance Funding LLC 2006-1, Credit Acceptance Auto Dealer Loan Trust 2006-1, Systems & Services Technologies, Inc., Radian Asset Assurance Inc., XL Capital Assurance Inc. and JPMorgan Bank, N.A.

Exhibit
No.		Description

4(f)(74)	15	Amended and Restated Trust Agreement, dated April 18, 2006, between Credit Acceptance Funding LLC 2006-1 and U.S. Bank Trust National Association.
4(f)(75)	15	Contribution Agreement, dated April 18, 2006, between the Company and Credit Acceptance Funding LLC 2006-1.
4(f)(77)	16	Certificate Funding Agreement, dated September 20, 2006, between the Company, Credit Acceptance Residual Funding LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC and Wachovia Capital Markets, LLC.
4(f)(78)	17	Indenture, dated November 21, 2006, between Credit Acceptance Auto Dealer Loan Trust 2006-2 and Deutsche Bank Trust Company Americas.
4(f)(79)	17	Sale and Servicing Agreement, dated November 21, 2006, among the Company, Credit Acceptance Auto Dealer Loan Trust 2006-2, Credit Acceptance Funding LLC 2006-2, Deutsche Bank Trust Company Americas, N.A., and Systems & Services Technologies, Inc..
4(f)(80)	17	Backup Servicing Agreement, dated November 21, 2006, among the Company, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Auto Dealer Loan Trust 2006-2, Systems & Services Technologies, Inc., Radian Asset Assurance Inc., XL Capital Assurance Inc. and Deutsche Bank Trust Company Americas.
4(f)(81)	17	Amended and Restated Trust Agreement, dated November 21, 2006, between Credit Acceptance Funding LLC 2006-2 and U.S. Bank Trust National Association.
4(f)(82)	17	Contribution Agreement, dated November 21, 2006, between the Company and Credit Acceptance Funding LLC 2006-2.
4(f)(83)	17	Intercreditor Agreement, dated November 21, 2006, among the Company, CAC Warehouse Funding Corporation II, Credit Acceptance Auto Dealer Loan Trust 2006-2, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Auto Dealer Loan Trust 2006-1, Credit Acceptance Funding LLC 2006-1, Wachovia Capital Markets, LLC, as agent, The Bank of New York (as successor-in-interest to the corporate trust business of JPMorgan Chase Bank, N.A.), as agent, Deutsche Bank Trust Company Americas, as agent, and Comerica Bank, as agent.
4(f)(84)	20	Amendment No. 1, dated July 24, 2006, to First Amended and Restated Loan and Security Agreement dated as of February 15, 2006, among the Company, CAC Warehouse Funding Corporation II, Wachovia Capital Markets, LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC, Park Avenue Receivables Company LLC and JPMorgan Chase Bank, N.A.
4(f)(85)	20	Amendment No. 2 to First Amended and Restated Loan and Security Agreement dated as of February 15, 2006, among the Company, Wachovia Capital Markets, LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC, Park Avenue Receivables Company LLC and JPMorgan Chase Bank, N.A.
4(f)(84)	18	Amendment No. 3, dated February 14, 2007, to First Amended and Restated Loan and Security Agreement dated as of February 15, 2006, among the Company, CAC Warehouse Funding Corporation II, Wachovia Capital Markets, LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC, Park Avenue Receivables Company LLC and JPMorgan Chase Bank, N.A.
4(f)(87)	23	Indenture, dated April 12, 2007, between Credit Acceptance Auto Dealer Loan Trust 2007-1
		and Wells Fargo Bank, National Association.
4(f)(88)	23	Sale and Servicing Agreement, dated April 12, 2007, among the Company, Credit Acceptance Auto Dealer Loan Trust 2007-1, Credit Acceptance Funding LLC 2007-1 and Wells Fargo Bank, National Association.
4(f)(89)	23	Backup Servicing Agreement, dated April 12, 2007, among the Company, Credit Acceptance Funding LLC 2007-1, Credit Acceptance Auto Dealer Loan Trust 2007-1, Wells Fargo Bank, National Association, and XL Capital Assurance Inc.
4(f)(90)	23	Amended and Restated Trust Agreement, dated April 12, 2007, between Credit Acceptance Funding LLC 2007-1 and U.S. Bank Trust National Association.

Exhibit
No.		Description

4(f)(91)	23	Contribution Agreement, dated April 12, 2007, between the Company and Credit Acceptance Funding LLC 2007-1.
4(f)(92)	23	Intercreditor Agreement, dated April 12, 2007, among the Company, CAC Warehouse Funding Corporation II, Credit Acceptance Funding LLC 2006-1, Credit Acceptance Auto Dealer Loan Trust 2006-1, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Auto Dealer Loan Trust 2006-2, Credit Acceptance Funding LLC 2007-1, Credit Acceptance Auto Dealer Loan Trust 2007-1, Wachovia Capital Markets, LLC, as agent, The Bank of New York (as successor-in-interest to the corporate trust business of JPMorgan Chase Bank, N.A.), as agent, Deutsche Bank Trust Company Americas, as agent, Wells Fargo Bank, National Association, as agent, and Comerica Bank, as agent.
4(f)(93)	24	Second Amended and Restated Loan and Security Agreement, dated August 31, 2007, between the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., Variable Funding Capital Company, LLC, Park Avenue Receivables Company, LLC, Wachovia Capital Markets, LLC and Systems & Services Technologies, Inc.
4(f)(94)	25	Amendment No. 1, dated September 11, 2007, to the Certificate Funding Agreement dated as of September 20, 2006, between the Company, Credit Acceptance Residual Funding LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC and Wachovia Capital Markets, LLC.
4(f)(95)	26	Indenture, dated October 29, 2007, between Credit Acceptance Auto Dealer Loan Trust 2007-2 and Wells Fargo Bank, National Association.
4(f)(96)	26	Sale and Servicing Agreement, dated October 29, 2007, among the Company, Credit Acceptance Auto Dealer Loan Trust 2007-2, Credit Acceptance Funding LLC 2007-2 and Wells Fargo Bank, National Association.
4(f)(97)	26	Backup Servicing Agreement, dated October 29, 2007, among the Company, Credit Acceptance Funding LLC 2007-2, Credit Acceptance Auto Dealer Loan Trust 2007-2, Wells Fargo Bank, National Association, and XL Capital Assurance Inc..
4(f)(98)	26	Amended and Restated Trust Agreement, dated October 29, 2007, between Credit Acceptance Funding LLC 2007-2 and U.S. Bank Trust National Association.
4(f)(99)	26	Contribution Agreement, dated October 29, 2007, between the Company and Credit Acceptance Funding LLC 2007-2.
4(f)(100)	27	Amendment No. 1, dated December 21, 2007, to the Second Amended and Restated Loan and Security Agreement dated as of August 31, 2007, between the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., Variable Funding Capital Company, LLC, Park Avenue Receivables Company, LLC, Wachovia Capital Markets, LLC and Systems & Services Technologies, Inc..
4(g)(1)	26	Intercreditor Agreement, dated October 29, 2007, among the Company, CAC Warehouse Funding Corporation II, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Auto Dealer Loan Trust 2006-2, Credit Acceptance Funding LLC 2007-1, Credit Acceptance Auto Dealer Loan Trust 2007-1, Credit Acceptance Funding LLC 2007-2, Credit Acceptance Auto Dealer Loan Trust 2007-2, Wachovia Capital Markets, LLC, as agent, Deutsche Bank Trust Company Americas, as agent, Wells Fargo Bank, National Association, as agent, and Comerica Bank, as agent.
4(g)(2)	2	Intercreditor Agreement, dated as of December 15, 1998, among Comerica Bank, as collateral agent, and various lenders and note holders.
4(g)(5)	4	First Amendment, dated as of March 30, 2001, to the Intercreditor Agreement dated as of December 14, 1998, among Comerica Bank, as collateral agent, and various lenders and note holders.

Exhibit
No.		Description

Note:		Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because(i) in each case the total amount of long-term debt permitted there under does not exceed 10% of the Company’s consolidated assets and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request.
10(d)(9)	7	Form of Servicing Agreement, as of April 2003.
10(d)(10)	28	Purchase Program Agreement Recitals, as of April 2007.
10(f)(4)*	3	Credit Acceptance Corporation 1992 Stock Option Plan, as amended and restated May 1999.
10(g)(2)*	4	Employment agreement for Keith P. McCluskey, Chief Marketing Officer, dated April 19, 2001.
10(p)	5	Credit Acceptance Corporation Director Stock Option Plan.
10(q)*	9	Credit Acceptance Corporation Incentive Compensation Plan, effective April 1, 2004.
10(q)(2)*	10	Form of Restricted Stock Grant Agreement.
10(q)(3)*	11	Incentive Compensation Bonus Formula for 2005.
10(q)(4)*	19	Form of Restricted Stock Grant Agreement, dated February 22, 2007.
10(q)(5)*	19	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated February 22, 2007.
21(1)(a)	29	Schedule of Credit Acceptance Corporation Subsidiaries.
23(a)	29	Consent of Grant Thornton LLP.
31(a)	29	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31(b)	29	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32(a)	29	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	29	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory contracts and arrangements.

1	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.

2	Previously filed as an exhibit to the Company’s Form 10-K Annual Report for the year ended December 31, 1998, and incorporated herein by reference.

3	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

4	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.

5	Previously filed as an exhibit to the Company’s Form 10-K Annual Report for the year ended December 31, 2001, and incorporated herein by reference.

6	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

7	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

8	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.

9	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

10	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated March 2, 2005, and incorporated herein by reference.

11	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated April 4, 2005, and incorporated herein by reference.

12	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

13	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 10, 2006, and incorporated herein by reference.

14	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 16, 2006, and incorporated herein by reference.

15	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 24, 2006, and incorporated herein by reference.

16	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 22, 2006, and incorporated herein by reference.

17	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 27, 2006, and incorporated herein by reference.

18	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated February 15, 2007, and incorporated herein by reference.

19	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated February 28, 2007, and incorporated herein by reference.

20	Previously filed as an exhibit to the Company’s Form 10-K Annual Report for the year ended December 31, 2006, and incorporated herein by reference.

21	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 19, 2007, and incorporated herein by reference.

22	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated January 31, 2008, and incorporated herein by reference.

23	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 18, 2007, and incorporated herein by reference.

24	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 7, 2007, and incorporated herein by reference.

25	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 13, 2007, and incorporated herein by reference.

26	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 2, 2007, and incorporated herein by reference.

27	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 27, 2007, and incorporated herein by reference.

28	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2007, and incorporated herein by reference.

29	Filed herewith.