Form 10-Q
period 2008-03-31
CREDIT ACCEPTANCE CORPORATION
filed 2008-04-29
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Registrant’s telephone number, including area code: 248-353-2700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.
The number of shares of Common Stock, par value $0.01, outstanding on April 25, 2008 was 30,492,238.

PART I. - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended
	March 31,
	2008	2007
Revenue:
Finance charges	$63,675	$51,413
License fees	65	82
Other income	7,038	5,856

Total revenue	70,778	57,351

Costs and expenses:
Salaries and wages	17,740	11,861
General and administrative	7,124	5,917
Sales and marketing	4,642	4,472
Provision for credit losses	2,649	3,873
Interest	10,864	8,288
Other expense	34	25

Total costs and expenses	43,053	34,436

Operating income	27,725	22,915
Foreign currency (loss) gain	(13)	4

Income from continuing operations before provision for income taxes	27,712	22,919
Provision for income taxes	10,131	7,532

Income from continuing operations	17,581	15,387

Discontinued operations
Gain (loss) from discontinued United Kingdom operations	56	(38)
Provision (credit) for income taxes	17	(11)

Gain (loss) from discontinued operations	39	(27)

Net income	$17,620	$15,360

Net income per common share:
Basic	$0.59	$0.51

Diluted	$0.57	$0.49

Income from continuing operations per common share:
Basic	$0.58	$0.51

Diluted	$0.57	$0.49

Gain (loss) from discontinued operations per common share:
Basic	$—	$—

Diluted	$—	$—

Weighted average shares outstanding:
Basic	30,106,881	30,054,349
Diluted	30,891,227	31,283,695
See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Cash and cash equivalents	$60	$712
Restricted cash and cash equivalents	82,456	74,102
Restricted securities available for sale	3,036	3,290

Loans receivable (including $16,644 and $16,125 from affiliates as of March 31, 2008 and December 31, 2007, respectively)	1,048,393	944,698
Allowance for credit losses	(113,825)	(134,145)

Loans receivable, net	934,568	810,553

Property and equipment, net	21,283	20,124
Income taxes receivable	18,058	20,712
Other assets	20,317	12,689

Total Assets	$1,079,778	$942,182

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$83,739	$79,834
Line of credit	87,400	36,300
Secured financing	544,027	488,065
Mortgage note and capital lease obligations	7,387	7,765
Deferred income taxes, net	71,330	64,768

Total Liabilities	793,883	676,732

Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 30,493,423 and 30,240,859 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	305	302
Paid-in capital	6,913	4,134
Retained earnings	278,621	261,001
Accumulated other comprehensive income, net of tax of $(30) and $(7) at March 31, 2008 and December 31, 2007, respectively	56	13

Total Shareholders’ Equity	285,895	265,450

Total Liabilities and Shareholders’ Equity	$1,079,778	$942,182

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands)	Three Months Ended
	March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$17,620	$15,360
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	2,649	3,873
Depreciation	1,231	1,048
Loss on retirement of property and equipment	—	66
Provision for deferred income taxes	6,539	10,544
Stock-based compensation	908	437
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	3,905	5,692
Decrease (increase) in income taxes receivable	2,654	(3,191)
Increase in other assets	(7,628)	(1,527)

Net cash provided by operating activities	27,878	32,302

Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(8,354)	(8,693)
Purchases of restricted securities available for sale	—	(504)
Proceeds from sale of restricted securities available for sale	271	—
Maturities of restricted securities available for sale	49	201
Principal collected on Loans receivable	164,483	160,972
Advances to dealers and accelerated payments of dealer holdback	(179,973)	(212,052)
Purchases of Consumer Loans	(94,060)	(14,124)
Payments of dealer holdback	(17,242)	(20,620)
Net change in other receivables	63	—
Purchases of property and equipment	(2,390)	(1,262)

Net cash used in investing activities	(137,153)	(96,082)

Cash Flows From Financing Activities:
Borrowings under line of credit	204,600	156,900
Repayments under line of credit	(153,500)	(158,400)
Proceeds from secured financing	131,200	155,500
Repayments of secured financing	(75,238)	(98,847)
Principal payments under mortgage note and capital lease obligations	(378)	(381)
Repurchase of common stock	(66)	—
Proceeds from stock options exercised	1,458	332
Tax benefits from stock based compensation plans	482	459

Net cash provided by financing activities	108,558	55,563

Effect of exchange rate changes on cash	65	(12)

Net decrease in cash and cash equivalents	(652)	(8,229)
Cash and cash equivalents, beginning of period	712	8,528

Cash and cash equivalents, end of period	$60	$299

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$11,217	$7,808
Cash paid during the period for income taxes	217	332

Supplemental Disclosure of Non-Cash Transactions:
Property and equipment acquired through capital lease obligations	$—	$51
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”). Certain prior period amounts have been reclassified to conform to the current presentation, including interest and penalties related to tax for the first quarter 2007, that were reclassified to provision for income taxes.
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
     We have two primary programs: the Portfolio Program and the Purchase Program. During the three months ended March 31, 2008, 70% of loans were assigned to us under the Portfolio Program and 30% were assigned to us under the Purchase Program. Prior to January 1, 2008, dealer-partners had the option to assign Consumer Loans under either program and signed a separate agreement for each program type. Beginning January 1, 2008, dealer-partners that enroll in our program have two options. Dealer-partners choosing option one pay a one-time enrollment fee of $9,850 and have access to both the Portfolio Program and the Purchase Program. Dealer-partners choosing the second option to defer payment of the enrollment fee only have access to the Portfolio Program and agree to allow us to keep 50% of their first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after a pool of 100 Consumer Loans has been closed. After the first accelerated dealer holdback payment, the dealer-partner is granted access to the Purchase Program. Under the Portfolio Program, we advance money to dealer-partners (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loan. Under the Purchase Program, we buy the Consumer Loan from the dealer-partner (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer. Dealer Loans and Purchased Loans are collectively referred to as “Loans”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
2. DESCRIPTION OF BUSINESS — (Concluded)
     Portfolio Program
     As payment for the vehicle, the dealer-partner generally receives the following:
(i.) (ii.) (iii.)	a down payment from the consumer;
a cash advance from us; and
after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“dealer holdback”).
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
     Since typically the combination of the advance and the consumer’s down payment provides the dealer-partner with a cash profit at the time of sale, the dealer-partner’s risk in the Consumer Loan is limited. We cannot demand repayment from the dealer-partner of the advance except in the event the dealer-partner is in default of the dealer servicing agreement. Advances are made only after the Consumer Loan is approved, accepted and assigned to us and all other stipulations required for funding have been satisfied. The dealer-partner can also opt to repurchase Consumer Loans assigned under the Portfolio Program at their own discretion.
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
Purchase Program
     We began offering a Purchase Program on a limited basis in March of 2005. The Purchase Program differs from our traditional Portfolio Program in that the dealer-partner receives a single upfront payment from us at the time of origination instead of a cash advance and dealer holdback. Purchase Program volume increased significantly beginning in 2007 as the program was offered to additional dealer-partners.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SIGNIFICANT ACCOUNTING POLICIES
Restricted Cash and Cash Equivalents
     The carrying amount of restricted cash and cash equivalents approximate their fair value due to the short maturity of these instruments. Restricted cash and cash equivalents increased to $82.5 million as of March 31, 2008 from $74.1 million at December 31, 2007. The balance consists of: i) $64.0 million of cash collections related to secured financings, and ii) $18.5 million of cash held in trusts for future vehicle service contract claims. The claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.
New Accounting Pronouncements
     Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements.
     Fair Value Option for Financial Assets and Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically exempted from SFAS 159) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, we have not elected to measure any financial asset or liabilities at fair value under SFAS 159.
     Disclosures About Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact that SFAS 161 will have on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE
A summary of changes in Loans receivable is as follows (in thousands):

	Three Months Ended March 31, 2008
	Dealer Loans	Purchased Loans	Other Loans	Total
Balance, beginning of period	$803,539	$140,453	$706	$944,698
New loans (1)	179,973	104,958	—	284,931
Transfers (2)	(1,515)	1,515	—	—
Dealer holdback payments	17,242	—	—	17,242
Net cash collections on loans	(145,531)	(30,130)	—	(175,661)
Write-offs	(22,728)	(13)	—	(22,741)
Recoveries	—	5	—	5
Other	—	—	(15)	(15)
Currency translation	(66)	—	—	(66)

Balance, end of period	$830,914	$216,788	$691	$1,048,393

	Three Months Ended March 31, 2007
	Dealer Loans	Purchased Loans	Other Loans	Total
Balance, beginning of period	$724,093	$29,926	$552	$754,571
New loans (1)	213,220	16,630	—	229,850
Transfers (2)	(1,168)	1,168	—	—
Dealer holdback payments	20,620	—	—	20,620
Net cash collections on loans	(154,634)	(10,428)	—	(165,062)
Write-offs	(4,155)	(137)	—	(4,292)
Recoveries	—	12	—	12
Other	—	—	139	139
Currency translation	12	—	—	12

Balance, end of period	$797,988	$37,171	$691	$835,850

(1)	New Dealer Loans includes advances to dealer-partners and accelerated payments of dealer holdback.

(2)	Transfers relate to Dealer Loans that are now considered to be Purchased Loans when we exercise our right to the dealer holdback of certain dealer-partners’ Consumer Loans once they are inactive and have originated less than 100 Consumer Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE — (Concluded)
A summary of changes in the Allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$133,201	$944	$134,145
Provision for credit losses (1)	2,243	236	2,479
Write-offs	(22,728)	(13)	(22,741)
Recoveries	—	5	5
Currency translation	(63)	—	(63)

Balance, end of period	$112,653	$1,172	$113,825

	Three Months Ended March 31, 2007
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$127,881	$910	$128,791
Provision for credit losses (2)	3,451	286	3,737
Write-offs	(4,155)	(150)	(4,305)
Recoveries	—	12	12
Currency translation	14	—	14

Balance, end of period	$127,191	$1,058	$128,249

(1)	Does not include a provision for credit losses of $170 related to other items.

(2)	Does not include a provision for credit losses of $136 related to other items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT
     We currently use four primary sources of debt financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) a revolving secured warehouse facility with an institutional investor; (iii) SEC Rule 144A asset-backed secured financings (“Term ABS 144A”) with qualified institutional investors; and (iv) a residual credit facility with an institutional investor. General information for each of our financing transactions in place as of March 31, 2008 is as follows (dollars in thousands):

	Wholly owned	Issue			Financing	Interest Rate at
Financings	Subsidiary *	Number	Close Date	Maturity Date	Amount	March 31, 2008
Revolving Line of Credit	n/a	n/a	January 25, 2008	June 22, 2010	$153,500	Either Eurodollar rate plus 125 basis points (3.95%) or the prime rate minus 165 basis points (3.60%)

Revolving Secured Warehouse Facility*	CAC Warehouse Funding Corp. II	2003-2	February 12, 2008	February 11, 2009	$325,000	Commercial paper rate plus 65 basis points (3.69%)

Term ABS 144A 2006-2*	Credit Acceptance Funding LLC 2006-2	2006-2	November 21, 2006	n/a (1)	$100,000	Fixed rate (5.38%)

Term ABS 144A 2007-1*	Credit Acceptance Funding LLC 2007-1	2007-1	April 12, 2007	n/a (2)	$100,000	Fixed rate (5.32%)

Term ABS 144A 2007-2*	Credit Acceptance Funding LLC 2007-2	2007-2	October 29, 2007	n/a (3)	$100,000	Fixed rate (6.22%)**

Residual Credit Facility*	Credit Acceptance Residual Funding LLC	2006-3	September 11, 2007	September 9, 2008	$50,000	LIBOR plus 145 basis points (4.15%) or the commercial paper rate plus 145 basis points (4.49%)

*	Financing made available only to a specified subsidiary of the Company.

**	This is a weighted average fixed rate. $50.0 million has a fixed rate of 6.16% and $50.0 million has a variable rate that has been converted to a fixed rate of 6.28% through an interest rate swap.

(1)	The total expected term of this facility is 22 months.

(2)	The total expected term of this facility is 24 months.

(3)	The total expected term of this facility is 26 months.
Additional information related to the amounts outstanding on each facility is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revolving Line of Credit
Maximum outstanding balance	$101,500	$63,100
Weighted average outstanding balance	65,140	42,322

Revolving Secured Warehouse Facility
Maximum outstanding balance	$285,789	$264,000
Weighted average outstanding balance	257,758	216,526

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)

	As of March 31,	As of December 31,
	2008	2007
Revolving Line of Credit
Balance outstanding	$87,400	$36,300
Letter(s) of credit	173	173
Amount available for borrowing	65,927	38,527
Interest rate	3.60%	5.60%

Revolving Secured Warehouse Facility
Balance outstanding	$285,789	$198,100
Amount available for borrowing	92,989	226,900
Contributed Loans	356,217	254,294
Interest rate	3.69%	5.76%

Term ABS 144A 2006-2
Balance outstanding	$58,238	$89,965
Contributed Dealer Loans	119,068	129,950
Interest rate	5.38%	5.38%

Term ABS 144A 2007-1
Balance outstanding	$100,000	$100,000
Contributed Dealer Loans	125,004	130,841
Interest rate	5.32%	5.32%

Term ABS 144A 2007-2
Balance outstanding	$100,000	$100,000
Contributed Dealer Loans	125,003	132,695
Interest rate	6.22%	6.22%

Residual Credit Facility
Balance outstanding	$—	$—
Contributed Dealer Loans	—	—
Interest rate	4.49%	4.60%
Line of Credit Facility
     During the first quarter of 2008, we increased the amount of our line of credit facility with a commercial bank syndicate from $75.0 million to $153.5 million. In addition, the maturity of the line of credit facility was extended from June 20, 2009 to June 22, 2010. There were no other material changes to the terms of the line of credit facility.
     Borrowings under the credit facility are subject to a borrowing-base limitation. This limitation equals 80% of the net book value of Loans, less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Borrowings under the credit agreement are secured by a lien on most of our assets. We must pay annual and quarterly fees on the amount of the facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)
Revolving Secured Warehouse Facility
     This facility is used to provide financing to our subsidiary CAC Warehouse Funding Corp. II (“Warehouse Funding”). During the first quarter of 2008, we extended the maturity of our revolving warehouse facility from February 13, 2008 to February 11, 2009 and reduced the amount of the facility from $425.0 million to $325.0 million. The reduction in the amount of the facility is due to one of the two institutional investors (the “Nonextending Investor”) not renewing their participation in the facility. The outstanding principal balance owing to the Nonextending Investor will be repaid in monthly installments of $10.8 million until their debt is reduced to zero. As of March 31, 2008, the outstanding balance owing to the Nonextending Investor was $53.8 million. The amount owing to the Nonextending Investor does not reduce the amount available to be borrowed under the $325.0 million facility.
     Under this facility we can contribute Loans to Warehouse Funding in return for cash and equity in the subsidiary. In turn, Warehouse Funding pledges the Loans as collateral to institutional investors to secure financing that will fund the cash portion of the purchase price of the Loans. The financing provided to Warehouse Funding under the facility is limited to the lesser of 80% of the net book value of the contributed Loans or the facility limit.
     The agreement requires that certain amounts outstanding under the facility be refinanced within 360 days of the most recent renewal. The most recent renewal occurred on February 12, 2008 as described above. If such refinancing does not occur, the transaction will cease to revolve, will amortize as collections are received and, at the option of the institutional investors, may be subject to acceleration and foreclosure.
     Warehouse Funding is liable for any amounts due under the facility. Even though Warehouse Funding and the Company are consolidated for financial reporting purposes, the financing is non-recourse to us. As Warehouse Funding is organized as a separate legal entity from the Company, assets of Warehouse Funding (including the conveyed Loans) will not be available to satisfy the general obligations of the Company. All of Warehouse Funding’s assets have been encumbered to secure its obligations to its creditors.
     Interest on borrowings under the facility has been limited to a maximum rate of 6.75% through interest-rate-cap agreements executed in the first quarter of 2008 and fourth quarter of 2007. Warehouse Funding pays us a monthly servicing fee equal to 6% of the collections received with respect to the conveyed Loans. The fee is paid out of the collections. Except for the servicing fee and holdback payments due to dealer-partners, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs are paid in full.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Concluded)
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
     The table below sets forth certain additional details regarding the outstanding Term ABS 144A Financings (dollars in thousands):

			Net Book Value of Dealer		Expected
Term ABS 144A	Issue		Loans Conveyed at		Annualized
Financing	Number	Close Date	Closing	Revolving Period	Rates *
Term ABS 144A 2006-2	2006-2	November 21, 2006	$125,600	12 months	7.4%
				(Through November 15, 2007)

Term ABS 144A 2007-1	2007-1	April 12, 2007	$125,700	12 months	7.2%
				(Through April 15, 2008)

Term ABS 144A 2007-2	2007-2	October 29, 2007	$125,000	12 months	8.0%
				(Through October 15, 2008)

*	Includes underwriter’s fees, insurance premiums and other costs.
     For additional information regarding the outstanding Term ABS 144A Financings, see Note 12 to the consolidated financial statements.
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
     Residual Funding’s interests in Dealer Loans, represented by its purchased trust certificates, are subordinated to the interests of term securitization senior noteholders. However, the entire arrangement is non-recourse to us. Residual Funding is organized as a separate legal entity from the Company. Therefore its assets, including purchased trust certificates, are not available to satisfy our general obligations, even though Residual Funding and the Company are consolidated for financial reporting purposes
Debt Covenants
     As of March 31, 2008, we are in compliance with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of our assets to debt and a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges. The covenants also limit the maximum ratio of our funded debt to tangible net worth. Additionally, we must maintain, as of the end of the year, consolidated net income of not less than $1.00 for the two consecutive quarters then ending. Some of the debt covenants may indirectly limit the payment of dividends on common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
6. FAIR VALUE MEASUREMENTS
     Effective January 1, 2008, we adopted SFAS No. 157, which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. The preferred inputs, which we use, are referred to as Level 1 inputs. Level 1 inputs are observable inputs such as quoted prices for identical instruments in active markets. The following table provides the fair value measurements of applicable assets and liabilities using Level 1 inputs as of March 31, 2008 (in thousands):

Fair Value
Assets
Restricted securities available for sale	$3,036
Derivative instruments	6

Liabilities
Derivative instruments	$1,323

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
7. RELATED PARTY TRANSACTIONS
     In the normal course of our business, we have Dealer Loans with affiliated dealer-partners owned or controlled by: (i) our majority shareholder and Chairman; and (ii) a member of the Chairman’s immediate family. Our Dealer Loans to affiliated dealer-partners and non-affiliated dealer-partners are on the same terms.
     Affiliated Dealer Loan balances were $16.6 million and $16.1 million as of March 31, 2008 and December 31, 2007, respectively. Affiliated Dealer Loan balances were 2.0% of total consolidated Dealer Loan balances as of March 31, 2008 and December 31, 2007. A summary of related party Dealer Loan activity is as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
	Affiliated		Affiliated
	dealer-partner	% of	dealer-partner	% of
	activity	consolidated	activity	consolidated
New loans	$3,687	2.0%	$4,212	2.0%
Affiliated dealer-partner revenue	$985	2.0%	$1,218	2.6%
Dealer holdback payments	$539	3.1%	$557	2.7%
     Beginning in 2002, entities owned by our majority shareholder and Chairman began offering secured lines of credit to third parties in a manner similar to a program previously offered by us. In December 2004, our majority shareholder and Chairman sold his ownership interest in these entities; however, he continues to have indirect control over these entities and has the right or obligation to reacquire the entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Three Months Ended
	March 31,
	2008	2007
Weighted average common shares outstanding	30,106,881	30,054,349
Dilutive effect of common stock equivalents	784,346	1,229,346

Weighted average common shares and common stock equivalents	30,891,227	31,283,695

     The computation of diluted net income per share for the three months ended March 31, 2008 excludes the effect of the potential exercise of stock options to purchase 110,000 shares, because the effects of including them would have been anti-dilutive. There were no stock options that would be anti-dilutive for the three months ended March 31, 2007.
     Stock Compensation Plans
     Pursuant to our Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on May 13, 2004, we reserved 1.0 million shares of our common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014.
     During the three months ended March 31, 2008, we granted 80,123 shares of restricted stock to employees and officers under the Incentive Plan, all of which vest over a three year period. During the three months ended March 31, 2008, a total of 20,198 restricted stock shares vested. At March 31, 2008 and December 31, 2007, we had 260,500 and 201,872 shares of restricted stock outstanding, respectively. Shares available for future grants under the Incentive Plan totaled 435,389 at March 31, 2008. We recognized $0.3 million and $0.1 million of expense related to restricted stock grants during the three months ended March 31, 2008 and 2007, respectively.
     On February 22, 2007, the compensation committee approved an award of 300,000 restricted stock units to our Chief Executive Officer. Each restricted stock unit represents and has a value equal to one share of our common stock. The restricted stock units will be earned over a five year period based upon the annual increase in our adjusted economic profit. Any earned shares will be distributed on February 22, 2014. As of March 31, 2008, 60,000 restricted stock units have been earned. We recognized $0.6 million and $0.4 million of expense related to the award of restricted stock units during the three months ended March 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
9. BUSINESS SEGMENT INFORMATION
     We have two reportable business segments: United States and Other. The United States segment primarily consists of the United States automobile financing business. We are currently liquidating all businesses classified in the Other segment.
     Selected segment information is set forth below (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenue:
United States	$70,760	$57,313
Other	18	38

Total revenue	$70,778	$57,351

Income (loss) from continuing operations before provision for income taxes:
United States	$27,861	$22,924
Other	(149)	(5)

Total income from continuing operations before provision for income taxes	$27,712	$22,919

	As of	As of
	March 31, 2008	December 31, 2007
Segment Assets
United States	$1,078,405	$940,307
Other	1,373	1,875

Total Assets	$1,079,778	$942,182

10. DEFERRED DEBT ISSUANCE COSTS
     As of March 31, 2008 and December 31, 2007, deferred debt issuance costs were $3.3 million (net of accumulated amortization of $2.7 million and $2.0 million, respectively). Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.
11. COMPREHENSIVE INCOME
     Our comprehensive income information is set forth below (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income	$17,620	$15,360
Unrealized gain on securities available for sale	43	11

Comprehensive income	$17,663	$15,371

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
(UNAUDITED)
12. SUBSEQUENT EVENT
     On April 18, 2008, we completed a $150 million asset-backed non-recourse secured financing agreement (Term ABS 144A 2008-1). Pursuant to this transaction, we will contribute loans to a wholly owned special purpose entity which will transfer the loans to a trust, which will issue notes to a qualified institutional investor. We may borrow up to the lesser of 80% of the contributed loans or $150 million during the first twelve months of the financing after which the financing will amortize based upon the cash flows on the contributed loans. We initially contributed loans having a net book value of $86.5 million and borrowed $69.0 million in floating rate debt. The proceeds of the financing will be used to repay outstanding indebtedness.
     The initial borrowing on the financing was rated “A” by Standard & Poor’s Rating Services. Since an insurance policy covering the timely payment of interest and ultimate payment of principal was not issued in connection with this financing, this rating was based upon the structure of the financing which considered, among other factors, loss and cash flow coverage ratios in various scenarios. Our prior transactions were rated “AAA” by Standard & Poor’s Rating Services and “Aaa” by Moody’s Investor Service at the time that they were issued. This rating was based on the rating of the insurer which provided the insurance policy.
     We will receive 6.0% of the cash flows related to the underlying Consumer Loans to cover servicing expenses. The remaining 94.0%, less amounts due to dealer-partners for payments of dealer holdback, will be used to pay principal and interest on the notes as well as the ongoing costs of the financing. This transaction represents our seventh sale of notes to qualified institutional investors under SEC Rule 144A.
     We entered into an interest rate swap to convert the $69.0 million in floating rate debt into fixed rate debt bearing a rate of 6.3% with an expected annualized cost of approximately 6.9% including underwriter’s fees and other costs. We have designated the interest rate swap as a hedge as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Since this swap is designated as a hedge the effective portion of changes in the fair value will be recorded in other comprehensive income and the ineffective portion of changes in fair value will be recorded in interest expense. The fair value of the interest rate swap is based on quoted market values, which are influenced by a number of factors, including interest rates, amount of debt outstanding, and number of months until maturity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data, of our 2007 Annual Report on Form 10-K, as well as Item 1- Consolidated Financial Statements, in this Form 10-Q.
Critical Success Factors
     Critical success factors for us include access to capital and the ability to accurately forecast Consumer Loan performance.
     Our strategy for accessing the capital required to grow is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and (iii) maintain multiple funding sources. Our funded debt to equity ratio is 2.2:1 at March 31, 2008. We currently use four primary sources of debt financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) a revolving secured warehouse facility with an institutional investor; (iii) SEC Rule 144A asset-backed secured borrowings (“Term ABS 144A”) with qualified institutional investors; and (iv) a residual credit facility with an institutional investor.
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
Consumer Loan Performance
     Since the cash flows available to repay the Loans are generated, in most cases, from the underlying Consumer Loans, the performance of the Consumer Loans is critical to our financial results. The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2008. Payments of dealer holdback and accelerated payments of dealer holdback are not included in the advance percentage paid to the dealer-partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of March 31, 2008
Year of	Forecasted			% of Forecast
Origination	Collection %	Advance %	Spread %	Realized
1999	72.1%	48.7%	23.4%	99.5%
2000	72.4%	47.9%	24.5%	99.1%
2001	67.3%	46.0%	21.3%	98.7%
2002	70.4%	42.2%	28.2%	98.4%
2003	74.0%	43.4%	30.6%	98.2%
2004	73.5%	44.0%	29.5%	95.2%
2005	74.1%	46.9%	27.2%	89.1%
2006	70.6%	46.6%	24.0%	67.2%
2007	70.6%	46.5%	24.1%	30.1%
2008	69.7%	44.2%	25.5%	3.7%
     During the first quarter of 2008, we implemented a new methodology for forecasting future collections on Consumer Loans. The new methodology increased the dollar amount of overall forecasted collections by 0.3%. While the new methodology produces overall collection rates that are very similar to those produced by the prior methodology, the new methodology utilizes a more sophisticated approach which allowed us to expand the number of variables on which the forecast is based. As a result, we believe the new forecast improves the precision of our estimates in two respects: (1) the new forecast is believed to be more accurate when applied to a smaller group of Consumer Loans which allows us to forecast more accurately at the dealer pool level and more precisely measure the performance of specific segments of our portfolio and (2) the new forecast is believed to be more sensitive to changes in Consumer Loan performance and will allow us to react more quickly to changes in Consumer Loan performance. The following table summarizes the differences by Consumer Loan origination year between the old and the new forecast methods as of December 31, 2007:

	Forecasted Collection % as of December 31, 2007
Loan Origination Year	New Methodology	Old Methodology	Variance
1999	72.0%	72.3%	-0.3%
2000	72.4%	72.8%	-0.4%
2001	67.3%	67.8%	-0.5%
2002	70.6%	71.0%	-0.4%
2003	74.1%	74.6%	-0.5%
2004	73.5%	73.7%	-0.2%
2005	73.8%	74.3%	-0.5%
2006	70.9%	69.9%	1.0%
2007	71.1%	70.2%	0.9%
     The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2008 for Purchased Loans and Dealer Loans separately:

		Forecasted
	Loan Origination Year	Collection %	Advance %	Spread %
Purchased Loans	2007	71.8%	49.4%	22.4%
	2008	70.2%	46.9%	23.3%

Dealer Loans	2007	70.3%	45.8%	24.5%
	2008	69.4%	42.8%	26.6%
     Although the advance rate on Purchased Loans is higher as compared to the advance rate on Dealer Loans, Purchased Loans do not require us to pay dealer-holdback. As a result, Purchased Loans are expected to produce similar returns on capital as compared to Dealer Loans of comparable size. Because Purchased Loans are larger on average than Dealer Loans, the average return on capital is lower but the per unit economic profit is higher.
     Accurately forecasting future collection rates is critical to our success. The risk of a forecasting error declines as Consumer Loans age. For example, the risk of a material forecasting error for business written in 2003 is very small since 98.2% of the total amount forecasted has already been realized. In contrast, our forecast for recent Consumer Loans is less certain. If we produce disappointing operating results, it will likely be because we overestimated future Consumer Loan performance. Although we believe our forecasted collection rates are as accurate as possible, there can be no assurance that our estimates will be accurate or that Consumer Loan performance will be as expected.
     The following table compares our forecast of Consumer Loan collection rates as of March 31, 2008, with the forecast as of December 31, 2007 (restated using our new loan forecasting methodology) for Dealer Loans and Purchased Loans:

	March 31, 2008	December 31, 2007
Loan Origination Year	Forecasted Collection %	Forecasted Collection %	Variance
1999	72.1%	72.0%	0.1%
2000	72.4%	72.4%	0.0%
2001	67.3%	67.3%	0.0%
2002	70.4%	70.6%	-0.2%
2003	74.0%	74.1%	-0.1%
2004	73.5%	73.5%	0.0%
2005	74.1%	73.8%	0.3%
2006	70.6%	70.9%	-0.3%
2007	70.6%	71.1%	-0.5%
     During the latter part of 2007 and during 2008, we began to reduce advance rates, which positively impacted the return on capital of new originations. There were no other material changes in our credit policy or pricing that impacted the quarter ended March 31, 2008.

Results of Operations
     Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in thousands, except per share data)	Three Months		Three Months
	Ended		Ended
	March 31,	% of	March 31,	% of
	2008	Revenue	2007	Revenue
Revenue:
Finance charges	$63,675	90.0%	$51,413	89.7%
License fees	65	0.1	82	0.1
Other income	7,038	9.9	5,856	10.2

Total revenue	70,778	100.0	57,351	100.0
Costs and expenses:
Salaries and wages	17,740	25.1	11,861	20.6
General and administrative	7,124	10.1	5,917	10.3
Sales and marketing	4,642	6.6	4,472	7.8
Provision for credit losses	2,649	3.7	3,873	6.8
Interest	10,864	15.3	8,288	14.5
Other expense	34	—	25	—

Total costs and expenses	43,053	60.8	34,436	60.0

Operating income	27,725	39.2	22,915	40.0
Foreign currency (loss) gain	(13)	—	4	—

Income from continuing operations before provision for income taxes	27,712	39.2	22,919	40.0
Provision for income taxes	10,131	14.3	7,532	13.1

Income from continuing operations	17,581	24.9	15,387	26.9

Discontinued operations
Gain (loss) from discontinued United Kingdom operations	56	0.1	(38)	(0.1)
Provision (credit) for income taxes	17	—	(11)	—

Gain (loss) from discontinued operations	39	0.1	(27)	(0.1)

Net income	$17,620	25.0%	$15,360	26.8%

Net income per common share:
Basic	$0.59		$0.51

Diluted	$0.57		$0.49

Income from continuing operations per common share:
Basic	$0.58		$0.51

Diluted	$0.57		$0.49

Gain (loss) from discontinued operations per common share:
Basic	$—		$—

Diluted	$—		$—

Weighted average shares outstanding:
Basic	30,106,881		30,054,349
Diluted	30,891,227		31,283,695

Continuing Operations
     Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     For the three months ended March 31, 2008, income from continuing operations increased to $17.6 million from $15.4 million in 2007. Income from continuing operations per diluted share increased to $0.57 from $0.49 in 2007. The increase in income from continuing operations was primarily due to a 31.0% increase in the average outstanding balance of our Loan portfolio, which was primarily the result of an increase in the number of dealer-partners actively participating in our programs. The positive impact of our Loan growth was partially offset by a decline in the yield on our Loan portfolio primarily due to the continued impact of pricing changes made during 2006 and early 2007 in response to a difficult competitive environment. In addition, during the first quarter of 2008, we implemented a new methodology for forecasting future collections on Consumer Loans, which increased income from continuing operations by $2.1 million as higher forecasted collections reduced the amount of Loan impairment.
     Finance Charges. Finance charges increased by 23.8% as average Loans receivable increased 31.0%. Finance charges grew slower than Loans receivable due to the continued impact of pricing changes made during 2006 and early 2007 in response to a difficult competitive environment. Loans receivable increased as a result of an increase in the number of new Loans and an increase in the average Loan amount. The increase in the number of new Loans was primarily due to an increase in the number of active dealer-partners, partially offset by lower volume per active dealer-partner. Lower volume per dealer-partner is primarily the result of pricing changes made during 2007 and the first quarter of 2008 partially offset by an improving competitive environment. The increase in the average Loan amount was due to an increase in the percentage of Purchased Loans accepted by us. On average, the amount paid to acquire a Purchased Loan is larger than the amount advanced on a Dealer Loan.
     The following table summarizes the changes in active dealer-partners and corresponding Consumer Loan unit volume:

	Three Months Ended March 31,
	2008	2007	% change
Consumer Loan unit volume	40,217	34,669	16.0
Active dealer-partners (1)	2,292	1,903	20.4

Average volume per active dealer-partner	17.5	18.2	(3.8)

Consumer Loan unit volume from dealer-partners active both periods	28,374	28,406	(0.1)
Dealer-partners active both periods	1,281	1,281	—

Average volume per dealer-partner active both periods	22.1	22.2	(0.1)

Consumer Loan unit volume from new dealer-partners	3,011	2,386	26.2
New active dealer-partners (2)	347	322	7.8

Average volume per new active dealer-partner	8.7	7.4	17.6

Attrition (3)	-18.1%	-17.6%

(1)	Active dealer-partners are dealer-partners who have received funding for at least one Loan during the period.

(2)	New active dealer-partners are dealer-partners who enrolled in our program and have received funding for their first Loan from us during the periods presented.

(3)	Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from dealer-partners who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

     Beginning January 1, 2008, dealer-partners that enroll in our program have two options. Dealer-partners choosing option one pay a one-time enrollment fee of $9,850 and have access to both the Portfolio Program and the Purchase Program. Dealer-partners choosing the second option to defer payment of the enrollment fee only have access to the Portfolio Program and agree to allow us to keep 50% of their first accelerated dealer holdback payment. This payment, called Portfolio Profit Express, is paid to qualifying dealer-partners after a pool of 100 Consumer Loans has been closed. After the first accelerated dealer holdback payment the dealer-partner is granted access to the Purchase Program. While we will lose enrollment fee revenue on those dealer-partners choosing the second option and not reaching 100 Consumer Loans or otherwise failing to qualify for a Portfolio Profit Express payment, we estimate that we will realize higher per dealer-partner enrollment fee revenue from those dealer-partners choosing this option and qualifying for a Portfolio Profit Express payment. Based on the historical average of Portfolio Profit Express payments, we expect average enrollment fee revenue per dealer-partner for those dealer-partners electing the deferred option and qualifying for the Portfolio Profit Express payment will be approximately $12,000. Through March 31, 2008, 114 dealer-partners that have enrolled under the deferred option have earned Portfolio Profit Express payments. The amount kept by the Company (50% of the first Portfolio Profit Express payment) averaged $12,200 per dealer-partner. Approximately 79% of the dealer-partners that enrolled during the three months ended March 31, 2008 took advantage of the deferred enrollment option.
     Other Income. The increase for the three months ended March 31, 2008 was primarily due to profit sharing payments received from vehicle service contract and guaranteed asset protection providers of $2.9 million compared to $1.2 million in the prior year. Profit sharing payments from third parties are received once a year, if eligible. Since we have only received these payments since 2007, the amounts of these payments are currently not estimable due to a lack of historical information. As a result, the revenue related to these payments is recognized in the period the payments are received.
     Salaries and Wages. The increase for the three months ended March 31, 2008, as a percentage of revenue, was primarily due to an increase in headcount to support Loan growth. While the increase in headcount was proportionate to the increase in Loan volume, pricing changes caused revenue growth to be less than the growth in Loans receivable.
     Sales and Marketing. The decrease for the three months ended March 31, 2008, as a percentage of revenue, was primarily a result of the discontinuance of certain dealer-partner support programs and lower utilization of various other dealer-partner programs.
     Provision for Credit Losses. The decrease in the provision for the three months ended March 31, 2008 was primarily due to the implementation of a new methodology for forecasting future collections on Consumer Loans. The new methodology increased the dollar amount of overall forecasted collections by 0.3%. Implementation of the new methodology resulted in a reversal of $3.4 million in provision for credit losses as higher forecasted collections reduced the amount of Loan impairment. For additional information, see discussion of Critical Accounting Estimates. The impact of the new forecasting methodology was partially offset by an increase in Loans receivable, which increased the provision for credit losses required to reduce the carrying value of Loans to maintain the initial yield established at the inception of each Dealer Loan or pool of Purchased Loans.
     Interest. The increase for the three months ended March 31, 2008 was primarily due to an increase of $172.1 million in the amount of average outstanding debt as a result of borrowings used to fund new Loans. The increase in interest expense was partially offset by our cost of debt which decreased to 7.4% as of March 31, 2008 from 8.0% as of March 31, 2007.
     Provision for Income Taxes. The effective tax rate increased to 36.6% for the three months ended March 31, 2008 from 32.9% primarily due to a decrease in our reserve for uncertain tax positions recorded in the first quarter of 2007.
Liquidity and Capital Resources
     We need capital to fund new Loans and pay dealer holdback. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings through four primary sources of financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) a revolving secured warehouse facility with an institutional investor; (iii) SEC Rule 144A asset-backed secured borrowings (“Term ABS 144A”) with qualified institutional investors; and (iv) a residual credit facility with an institutional investor. There are various restrictive debt covenants for each source of financing and we are in compliance with those covenants as of March 31, 2008. For information regarding these financings and the covenants included in the related documents, see Note 5 to the consolidated financial statements, which are incorporated herein by reference.

     Cash and cash equivalents decreased to $0.1 million at March 31, 2008 from $0.7 million at December 31, 2007. Our total balance sheet indebtedness increased to $638.8 million at March 31, 2008 from $532.1 million at December 31, 2007. This increase was primarily a result of borrowings used to fund new Loans in 2008.
     Restricted cash and cash equivalents increased to $82.5 million at March 31, 2008 from $74.1 million at December 31, 2007. The balance at March 31, 2008 consists of: i) $64.0 million of cash collections related to secured financings, and ii) $18.5 million of cash held in trusts for future vehicle service contract claims. The claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.
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
     Restricted securities available for sale consisted of the following:

(in thousands)	As of March 31, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
US Government and agency securities	$1,584	$70	$—	$1,654
Corporate bonds	1,366	23	(7)	1,382

Total restricted securities available for sale	$2,950	$93	$(7)	$3,036

(in thousands)	As of December 31, 2007
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
US Government and agency securities	$1,584	$40	$—	$1,624
Corporate bonds	1,686	10	(30)	1,666

Total restricted securities available for sale	$3,270	$50	$(30)	$3,290

     The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	As of March 31, 2008		As of December 31, 2007
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Contractual Maturity
Within one year	$1,047	$1,058	$1,096	$1,100
Over one year to five years	1,903	1,978	2,174	2,190

Total restricted securities available for sale	$2,950	$3,036	$3,270	$3,290

Contractual Obligations
     A summary of the total future contractual obligations requiring repayments as of March 31, 2008 is as follows (in thousands):

	Payments Due by Period
	Total	< 1 Year	1-3 Years	Other
Long-term debt, including current maturities and capital leases (1)	$638,814	$463,290	$175,524	$—
Operating lease obligations	2,314	826	881	607
Purchase obligations (2)	1,400	1,235	165	—
Other long-term obligations (3)	10,072	—	—	10,072

Total contractual obligations (4)	$652,600	$465,351	$176,570	$10,679

(1)	Long-term debt obligations included in the above table consist solely of principal repayments. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 5 to the consolidated financial statements. Based on the actual amounts outstanding under our revolving line of credit and warehouse facilities at March 31, 2008, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of March 31, 2008, interest is expected to be approximately $28.9 million during 2008; $16.3 million during 2009; and $4.5 million during 2010.

(2)	Purchase obligations consist solely of contractual obligations related to the information system needs of the Company.

(3)	Other long-term obligations included in the above table consist solely of reserves for uncertain tax positions recognized under FIN 48.

(4)	We have contractual obligations to pay dealer holdback to our dealer-partners; however, as payments of dealer holdback are contingent upon the receipt of customer payments and the repayment of advances, these obligations are excluded from the table above.
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
Critical Accounting Estimates
     Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following:
     The recognition of finance charge revenue and the allowance for credit losses involve significant estimates based on our forecast of future collections. During the first quarter of 2008, we implemented a new methodology for forecasting future collections on Consumer Loans. The new methodology increased the dollar amount of overall forecasted collections by 0.3%. While the new methodology produces overall collection rates that are very similar to those produced by the prior methodology, the new methodology utilizes a more sophisticated approach which allowed us to expand the number of variables on which the forecast is based. As a result, we believe the new forecast improves the precision of our estimates in two respects: (1) the new forecast is believed to be more accurate when applied to a smaller group of Consumer Loans which allows us to forecast more accurately at the dealer pool level and more precisely measure the performance of specific segments of our portfolio and (2) the new forecast is believed to be more sensitive to changes in Consumer Loan performance and will allow us to react more quickly to changes in Consumer Loan performance. Implementation of the new methodology resulted in a reversal of $3.4 million in provision for credit losses as higher forecasted collections reduced the amount of Loan impairment. In conjunction with our implementation of the new forecasting methodology, we reevaluated our forecast of future collections on old, fully-reserved Dealer Loans. As a result, we wrote off $22.7 million of Dealer Loans and the related Allowance for Credit Losses as we are no longer forecasting any future collections on these Dealer Loans. This write-off had no impact on net income for the first quarter of 2008 as all of these Dealer Loans were fully-reserved.

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
     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2007, other risk factors discussed herein or listed from time to time in our reports filed with the Securities and Exchange Commission and the following:
•	Our inability to accurately forecast and estimate the amount and timing of future collections could have a material adverse effect on results of operations.

•	Due to increased competition from traditional financing sources and non-traditional lenders, we may not be able to compete successfully.

•	We may be unable to continue to access funding sources and obtain capital on favorable terms needed to maintain and grow the business.

•	We may not be able to generate sufficient cash flow to service our outstanding debt and fund operations.

•	Requirements under credit facilities to meet financial and portfolio performance covenants.

•	Interest rate fluctuations may adversely affect our borrowing costs, profitability and liquidity.

•	The substantial regulation to which we are subject could result in potential liability.

•	Adverse changes in economic conditions, or in the automobile or finance industries or the non-prime consumer market, could adversely affect our financial position, liquidity and results of operations and our ability to enter into future financing transactions.

•	Litigation we are involved in from time to time may adversely affect our financial condition, results of operations and cash flows.

•	We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional personnel could adversely affect our ability to operate profitably.

•	Our inability to properly safeguard confidential consumer information.

•	Our operations could suffer from telecommunications or technology downtime or increased costs.

•	Natural disasters, acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations.
     Other factors not currently anticipated by management may also materially and adversely affect our results of operations. We do not undertake, and expressly disclaim any obligation, to update or alter our statements whether as a result of new information, future events or otherwise, except as required by applicable law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2007 Annual Report on Form 10-K.
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

PART II. - OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
     In 1999, our board of directors approved a stock repurchase program which authorizes us to purchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. As of March 31, 2008, we have repurchased approximately 20.4 million shares under the stock repurchase program at a cost of $399.2 million. Included in the stock repurchases to date are 12.5 million shares of common stock purchased through four modified Dutch auction tender offers at a cost of $304.4 million. As of March 31, 2008, we have authorization to repurchase up to $29.1 million of our common stock.
     The following table summarizes stock repurchases for the three months ended March 31, 2008:

				Total Number of	Maximum Dollar Value
				Shares Purchased as	that May Yet Be Used
	Total Number			Part of Publicly	to Purchase Shares
	of Shares		Average Price	Announced Plans	Under the Plans
Period	Purchased		Paid per Share	or Programs	or Programs
January 1 to January 31, 2008	—		$—	—	$29,113,295
February 1 to February 29, 2008	4,009	*	—	—	29,113,295
March 1 to March 31, 2008	—		—	—	29,113,295

	—		$—	—

*	Amount represents shares of common stock forfeited to the Company by employees as payment of tax withholdings due to the Company upon the vesting of restricted stock.

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

Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
April 29, 2008

INDEX OF EXHIBITS

Exhibit
No.		Description

4(c)(22)	1	Fourth Amendment, dated as of January 25, 2008, to the Fourth Amended and Restated Credit Agreement, dated February 7, 2006, between Credit Acceptance Corporation, the Banks which are parties thereto from time to time (the “Banks”), and Comerica Bank as Administrative Agent for the Banks.

4(f)(101)	2	Amendment No. 2 dated as of February 12, 2008, to the Second Amended and Restated Loan and Security Agreement, dated as of August 31, 2007, among the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., Variable Funding Capital Company, LLC, Park Avenue Receivables Company LLC, Wachovia Capital Markets, LLC and Systems & Services Technologies, Inc.

4(f)(102)	3	New Bank Addendum, dated as of February 26, 2008, to the Fourth Amended and Restated Credit Agreement, dated February 7, 2006, by and among the Company, the Banks and Comerica Bank, as Agent for the Banks.

31(a)	4	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	4	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated January 31, 2008, and incorporated herein by reference.

2.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated February 15, 2008, and incorporated herein by reference.

3.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 3, 2008, and incorporated herein by reference.

4.	Filed herewith.