Form 10-Q
period 2008-06-30
CREDIT ACCEPTANCE CORP
filed 2008-08-06
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-20202
CREDIT ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-1999511 (IRS Employer Identification)

25505 WEST TWELVE MILE ROAD SOUTHFIELD, MICHIGAN (Address of principal executive offices)	48034-8339 (Zip Code)
Registrant’s telephone number, including area code: 248-353-2700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.
The number of shares of Common Stock, par value $0.01, outstanding on July 31, 2008 was 30,560,715.

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Revenue:
Finance charges	$70,827	$54,084	$134,502	$105,497
Other income	4,178	4,202	11,281	10,140

Total revenue	75,005	58,286	145,783	115,637

Costs and expenses:
Salaries and wages	16,699	13,092	34,439	24,953
General and administrative	6,627	7,359	13,751	13,276
Sales and marketing	4,542	4,144	9,184	8,616
Provision for credit losses	20,760	3,798	23,409	7,671
Interest	9,884	9,463	20,748	17,751
Other expense	23	33	57	58

Total costs and expenses	58,535	37,889	101,588	72,325

Operating income	16,470	20,397	44,195	43,312
Foreign currency (loss) gain	—	34	(13)	38

Income from continuing operations before provision for income taxes	16,470	20,431	44,182	43,350
Provision for income taxes	6,091	7,938	16,222	15,470

Income from continuing operations	10,379	12,493	27,960	27,880

Discontinued operations
(Loss) gain from discontinued United Kingdom operations	(12)	(233)	44	(271)
Provision (credit) for income taxes	23	(70)	40	(81)

(Loss) gain from discontinued operations	(35)	(163)	4	(190)

Net income	$10,344	$12,330	$27,964	$27,690

Net income per common share:
Basic	$0.34	$0.41	$0.93	$0.92

Diluted	$0.33	$0.39	$0.90	$0.88

Income from continuing operations per common share:
Basic	$0.34	$0.41	$0.93	$0.93

Diluted	$0.33	$0.40	$0.90	$0.89

(Loss) gain from discontinued operations per common share:
Basic	$—	$(0.01)	$—	$(0.01)

Diluted	$—	$(0.01)	$—	$(0.01)

Weighted average shares outstanding:
Basic	30,252,873	30,140,590	30,179,877	30,097,387
Diluted	31,088,428	31,312,139	30,970,387	31,297,484
See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
(Dollars in thousands, except per share data)	2008	2007
	(Unaudited)

ASSETS:
Cash and cash equivalents	$82	$712
Restricted cash and cash equivalents	86,892	74,102
Restricted securities available for sale	4,243	3,290

Loans receivable (including $16,723 and $16,125 from affiliates as of June 30, 2008 and December 31, 2007, respectively)	1,144,409	944,698
Allowance for credit losses	(132,259)	(134,145)

Loans receivable, net	1,012,150	810,553

Property and equipment, net	21,844	20,124
Income taxes receivable	12,426	20,712
Other assets	14,464	12,689

Total Assets	$1,152,101	$942,182

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$81,896	$79,834
Line of credit	38,100	36,300
Secured financing	658,284	488,065
Mortgage note and capital lease obligations	6,975	7,765
Deferred income taxes, net	69,116	64,768

Total Liabilities	854,371	676,732

Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 30,544,145 and 30,240,859 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	306	302
Paid-in capital	8,647	4,134
Retained earnings	288,965	261,001
Accumulated other comprehensive (loss) income, net of tax of $109 and $(7) at June 30, 2008 and December 31, 2007, respectively	(188)	13

Total Shareholders’ Equity	297,730	265,450

Total Liabilities and Shareholders’ Equity	$1,152,101	$942,182

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(Dollars in thousands)	2008	2007

Cash Flows From Operating Activities:
Net income	$27,964	$27,690
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	23,408	7,671
Depreciation	2,571	2,072
Loss on retirement of property and equipment	—	72
Provision for deferred income taxes	4,464	6,353
Stock-based compensation	1,807	1,845
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	1,737	2,461
Decrease in income taxes receivable	8,286	7,230
(Decrease) increase in other assets	(1,775)	1,131

Net cash provided by operating activities	68,462	56,525

Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(12,790)	(26,718)
Purchases of restricted securities available for sale	(1,514)	(550)
Proceeds from sale of restricted securities available for sale	271	—
Maturities of restricted securities available for sale	298	355
Principal collected on Loans receivable	314,264	306,964
Advances to dealers and accelerated payments of dealer holdback	(321,396)	(352,208)
Purchases of Consumer Loans	(185,274)	(41,915)
Payments of dealer holdback	(32,746)	(38,948)
Net change in other receivables	98	63
Purchases of property and equipment	(4,291)	(3,028)

Net cash used in investing activities	(243,080)	(155,985)

Cash Flows From Financing Activities:
Borrowings under line of credit	415,900	354,700
Repayments under line of credit	(414,100)	(348,600)
Proceeds from secured financing	407,700	365,000
Repayments of secured financing	(237,481)	(277,513)
Principal payments under mortgage note and capital lease obligations	(790)	(736)
Repurchase of common stock	(66)	(2,225)
Proceeds from stock options exercised	1,911	1,027
Tax benefits from stock based compensation plans	865	1,256

Net cash provided by financing activities	173,939	92,909

Effect of exchange rate changes on cash	49	(148)

Net decrease in cash and cash equivalents	(630)	(6,699)
Cash and cash equivalents, beginning of period	712	8,528

Cash and cash equivalents, end of period	$82	$1,829

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$20,843	$17,350
Cash paid during the period for income taxes	2,039	383

Supplemental Disclosure of Non-Cash Transactions:
Property and equipment acquired through capital lease obligations	$—	$122
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
     We have two primary programs: the Portfolio Program and the Purchase Program. The following table shows the percentage of loans assigned to us under each of the programs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Portfolio Program	65.4%	83.8%	68.1%	90.2%
Purchase Program	34.6%	16.2%	31.9%	9.8%
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
Purchase Program
     We began offering a Purchase Program on a limited basis in March of 2005. The Purchase Program differs from our traditional Portfolio Program in that the dealer-partner receives a single payment from us at the time of origination instead of a cash advance and dealer holdback. Purchase Program volume increased significantly beginning in 2007 as the program was offered to additional dealer-partners.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SIGNIFICANT ACCOUNTING POLICIES
Restricted Cash and Cash Equivalents
     The carrying amount of restricted cash and cash equivalents approximate their fair value due to the short maturity of these instruments. Restricted cash and cash equivalents increased to $86.9 million as of June 30, 2008 from $74.1 million at December 31, 2007. The balance consists of: (i) $61.0 million of cash collections related to secured financings, and (ii) $25.9 million of cash held in trusts for future vehicle service contract claims. The claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.
Deferred Debt Issuance Costs
     As of June 30, 2008 and December 31, 2007, deferred debt issuance costs were $4.1 million (net of accumulated amortization of $3.7 million) and $3.3 million (net of accumulated amortization of $2.0 million), respectively, and are included in other assets in the consolidated balance sheets. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.
New Accounting Pronouncements
     Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. We adopted the applicable portions of SFAS 157 on January 1, 2008 (See Note 7). The deferred portions of SFAS 157 will not have an impact on our financial statements. The adoption of the applicable portions of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE
A summary of changes in Loans receivable is as follows (in thousands):

	Three Months Ended June 30, 2008
	Dealer Loans	Purchased Loans	Total

Balance, beginning of period	$831,605	$216,788	$1,048,393
New loans (1)	141,423	91,214	232,637
Transfers (2)	(584)	584	—
Dealer holdback payments	15,504	—	15,504
Net cash collections on loans	(125,920)	(23,871)	(149,791)
Write-offs	(2,368)	(6)	(2,374)
Recoveries	—	9	9
Other	13	—	13
Currency translation	18	—	18

Balance, end of period	$859,691	$284,718	$1,144,409

	Three Months Ended June 30, 2007
	Dealer Loans	Purchased Loans	Total

Balance, beginning of period	$798,679	$37,171	$835,850
New loans (1)	138,988	28,959	167,947
Transfers (2)	(811)	811	—
Dealer holdback payments	18,328	—	18,328
Net cash collections on loans	(139,186)	(6,676)	(145,862)
Write-offs	(3,028)	(23)	(3,051)
Recoveries	—	7	7
Other	90	—	90
Currency translation	132	—	132

Balance, end of period	$813,192	$60,249	$873,441

	Six Months Ended June 30, 2008
	Dealer Loans	Purchased Loans	Total

Balance, beginning of period	$804,245	$140,453	$944,698
New loans (1)	321,396	185,274	506,670
Transfers (2)	(2,098)	2,098	—
Dealer holdback payments	32,746	—	32,746
Net cash collections on loans	(271,451)	(43,103)	(314,554)
Write-offs	(25,096)	(19)	(25,115)
Recoveries	—	15	15
Other	(2)	—	(2)
Currency translation	(49)	—	(49)

Balance, end of period	$859,691	$284,718	$1,144,409

	Six Months Ended June 30, 2007
	Dealer Loans	Purchased Loans	Total

Balance, beginning of period	$724,645	$29,926	$754,571
New loans (1)	352,208	41,915	394,123
Transfers (2)	(1,979)	1,979	—
Dealer holdback payments	38,948	—	38,948
Net cash collections on loans	(293,821)	(13,430)	(307,251)
Write-offs	(7,183)	(160)	(7,343)
Recoveries	—	19	19
Other	226	—	226
Currency translation	148	—	148

Balance, end of period	$813,192	$60,249	$873,441

(1)	New Dealer Loans includes advances to dealer-partners and accelerated payments of dealer holdback.

(2)	Transfers relate to Dealer Loans that are now considered to be Purchased Loans when we exercise our right to the dealer holdback of certain dealer-partners’ Consumer Loans once they are inactive and have originated less than 100 Consumer Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE — (Concluded)
     Our forecast as of March 31, 2008 assumed that Loans within our current portfolio would produce similar collection rates as produced by historical Loans with the same attributes and we expected net cash flows of $1.3 billion from our Loan portfolio. During the second quarter of 2008 we modified our forecasting methodology which now assumes that Loans originated in 2006, 2007 and 2008 will perform 100 to 300 basis points lower than historical Loans with the same attributes. As a result we reduced our estimate of future cash flows on these same Loans by $22.2 million, or 1.7%. Of the total reduction, $20.8 million was recorded as a current period expense, $1.0 million was recorded as a current period reduction in Loan revenue and $0.5 million will be recorded as a reduction in Loan revenue in future periods. This new expectation is consistent with recent experience and includes both the lower realized collection rates experienced during the second quarter of 2008 as well as lower expected recoveries on repossession sales as a result in a decline in used vehicle values that occurred during the second quarter of 2008. We did not modify our forecast related to 2005 and prior Loans as these Loans continue to perform as expected.
A summary of changes in the Allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30, 2008
	Dealer Loans	Purchased Loans	Total

Balance, beginning of period	$112,653	$1,172	$113,825
Provision for credit losses (1)	15,513	5,269	20,782
Write-offs	(2,368)	(6)	(2,374)
Recoveries	—	10	10
Currency translation	16	—	16

Balance, end of period	$125,814	$6,445	$132,259

	Three Months Ended June 30, 2007
	Dealer Loans	Purchased Loans	Total

Balance, beginning of period	$127,191	$1,058	$128,249
Provision for credit losses (2)	4,151	(185)	3,966
Write-offs	(3,028)	(23)	(3,051)
Recoveries	—	7	7
Currency translation	111	—	111

Balance, end of period	$128,425	$857	$129,282

	Six Months Ended June 30, 2008
	Dealer Loans	Purchased Loans	Total

Balance, beginning of period	$133,201	$944	$134,145
Provision for credit losses (3)	17,751	5,505	23,256
Write-offs	(25,096)	(19)	(25,115)
Recoveries	—	15	15
Currency translation	(42)	—	(42)

Balance, end of period	$125,814	$6,445	$132,259

	Six Months Ended June 30, 2007
	Dealer Loans	Purchased Loans	Total

Balance, beginning of period	$127,881	$910	$128,791
Provision for credit losses (4)	7,602	88	7,690
Write-offs	(7,183)	(160)	(7,343)
Recoveries	—	19	19
Currency translation	125	—	125

Balance, end of period	$128,425	$857	$129,282

(1)	Does not include a provision for credit losses of $(22) related to other items.

(2)	Does not include a provision for credit losses of $(168) related to other items.

(3)	Does not include a provision for credit losses of $153 related to other items.

(4)	Does not include a provision for credit losses of $(19) related to other items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT
     We currently use four primary sources of debt financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) revolving secured warehouse facilities with institutional investors; (iii) SEC Rule 144A asset-backed secured financings (“Term ABS 144A”) with qualified institutional investors; and (iv) a residual credit facility with an institutional investor. General information for each of our financing transactions in place as of June 30, 2008 is as follows (dollars in thousands):

	Wholly owned	Issue		Revolving Maturity	Financing	Interest Rate at
Financings	Subsidiary *	Number	Close Date	Date	Amount	June 30, 2008

Revolving Line of Credit	n/a	n/a	January 25, 2008	June 22, 2010	$153,500	Either Eurodollar rate plus 125 basis points (3.72%) or the prime rate minus 165 basis points (3.35%)

Revolving Secured Warehouse Facility*	CAC Warehouse Funding Corp. II	2003-2	February 12, 2008	February 11, 2009	$325,000	Commercial paper rate plus 65 basis points (3.36%)

Revolving Secured Warehouse Facility*	CAC Warehouse Funding III, LLC	2008-2	May 27, 2008	May 23, 2010	$50,000	Commercial paper rate plus 77.5 basis points (3.49%)

Term ABS 144A 2006-2*	Credit Acceptance Funding LLC 2006-2	2006-2	November 21, 2006	November 15, 2007**	$100,000	Fixed rate (5.38%)

Term ABS 144A 2007-1*	Credit Acceptance Funding LLC 2007-1	2007-1	April 12, 2007	April 15, 2008**	$100,000	Fixed rate (5.32%)

Term ABS 144A 2007-2*	Credit Acceptance Funding LLC 2007-2	2007-2	October 29, 2007	October 15, 2008**	$100,000	Fixed rate (6.22%)***

Term ABS 144A 2008-1*	Credit Acceptance Funding LLC 2008-1	2008-1	April 18, 2008	April 15, 2009**	$150,000	Fixed rate (6.43%)***

Residual Credit Facility*	Credit Acceptance Residual Funding LLC	2006-3	September 11, 2007	September 9, 2008	$50,000	LIBOR plus 145 basis points (3.91%) or the commercial paper rate plus 145 basis points (4.16%)

*	Financing made available only to a specified subsidiary of the Company.

**	Loans will amortize after the revolving maturity date based on the cash flows of the contributed assets.

***	Includes a floating rate obligation that has been converted to a fixed rate via an interest rate swap.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)
Additional information related to the amounts outstanding on each facility is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revolving Line of Credit
Maximum outstanding balance	$128,400	$70,200	$128,400	$70,200
Average outstanding balance	74,819	43,764	60,431	42,092

Revolving Secured Warehouse Facility (2003-2)*
Maximum outstanding balance	$297,211	$293,500	$297,211	$293,500
Average outstanding balance	272,398	219,049	264,245	215,420

Revolving Secured Warehouse Facility (2008-2)
Maximum outstanding balance	$50,000	$—	$50,000	$—
Average outstanding balance	50,000	—	50,000	—

*	Includes amounts owing after February 12, 2008 to an institutional investor that did not renew their participation in the facility. The amount due did not reduce the amount available on the Warehouse Facility. See “Revolving Secured Warehouse Facilities” for additional information.

	As of June 30,	As of December 31,
	2008	2007
Revolving Line of Credit
Balance outstanding	$38,100	$36,300
Letter(s) of credit	173	173
Amount available for borrowing	115,227	38,527
Interest rate	3.35%	5.60%

Revolving Secured Warehouse Facility (2003-2)
Balance outstanding	$264,061	$198,100
Amount available for borrowing	60,939	226,900
Contributed eligible Loans	328,507	254,294
Interest rate	3.36%	5.76%

Revolving Secured Warehouse Facility (2008-2)
Balance outstanding	$50,000	$—
Amount available for borrowing	—	—
Contributed eligible Loans	62,565	—
Interest rate	3.49%	—

Term ABS 144A 2006-2
Balance outstanding	$27,927	$89,965
Contributed eligible Dealer Loans	107,484	129,950
Interest rate	5.38%	5.38%

Term ABS 144A 2007-1
Balance outstanding	$81,295	$100,000
Contributed eligible Dealer Loans	117,376	130,841
Interest rate	5.32%	5.32%

Term ABS 144A 2007-2
Balance outstanding	$100,000	$100,000
Contributed eligible Dealer Loans	125,009	132,695
Interest rate	6.22%	6.22%

Term ABS 144A 2008-1
Balance outstanding	$135,000	$—
Contributed eligible Dealer Loans	176,511	—
Interest rate	6.43%	—

Residual Credit Facility
Balance outstanding	$—	$—
Contributed eligible Dealer Loans	82,993	28,513
Interest rate	4.16%	6.56%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)
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
Revolving Secured Warehouse Facilities
     We have two revolving secured warehouse facilities that are provided to wholly owned subsidiaries of the Company. One is a $325.0 million facility with an institutional investor and the other is a $50.0 million facility with another institutional investor.
     During the first quarter of 2008, we extended the maturity of $325.0 million facility from February 13, 2008 to February 11, 2009. The amount of the facility was reduced from $425.0 million to $325.0 million. The reduction in the amount of the facility is due to one of the two institutional investors (the “Nonextending Investor”) not renewing their participation in the facility. The amount owing to the Nonextending Investor has been reduced to zero.
     During the second quarter of 2008, we entered into a $50.0 million revolving warehouse facility with an institutional investor. This facility was fully drawn as of June 30, 2008.
     Under these facilities we can contribute Loans to our wholly owned subsidiaries in return for cash and equity in each subsidiary. In turn, each subsidiary pledges the Loans as collateral to institutional investors to secure financing that will fund the cash portion of the purchase price of the Loans. The financing provided to each subsidiary under the applicable facility is limited to the lesser of 80% of the net book value of the contributed Loans or the facility limit.
     The subsidiaries are liable for any amounts due under the applicable facility. Even though the subsidiaries and the Company are consolidated for financial reporting purposes, the financing is non-recourse to us. As the subsidiaries are organized as separate legal entities from the Company, assets of the subsidiaries (including the conveyed Loans) will not be available to satisfy the general obligations of the Company. All of each subsidiaries assets have been encumbered to secure its obligations to its respective creditors.
     Interest on borrowings under the facilities has been limited to a maximum rate of 6.75% through interest rate cap agreements. The subsidiaries pay us a monthly servicing fee equal to 6% of the collections received with respect to the conveyed Loans. The fee is paid out of the collections. Except for the servicing fee and holdback payments due to dealer-partners, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs are paid in full.
Term ABS 144A Financings
     In 2006, 2007 and 2008, five of our wholly owned subsidiaries (the “Funding LLCs”), each completed a secured financing transaction. In connection with these transactions, we conveyed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC conveyed the Loans to a respective trust that issued notes to qualified institutional investors. Financial insurance policies were issued in connection with the 2006 and 2007 transactions. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. In the 2006 and 2007 transactions, the notes were initially rated “Aaa” by Moody’s Investor Service (“Moody’s”) and “AAA” by Standard & Poor’s Rating Services (“S&P”) based upon the financial insurance policy. Due to downgrades in the debt ratings of the insurers, at June 30, 2008 the 2006 transaction was rated “A” by S&P and “A3” by Moody’s. The 2007 transactions were rated “A-” by S&P and “A3” by “Moody’s. The 2008 transaction was rated “A” by S&P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)
     Each financing has a specified revolving period during which we may be required, and are likely, to convey additional Loans to each Funding LLC. Each Funding LLC will then convey the Loans to their respective trust. At the end of the revolving period, the debt outstanding under each financing will begin to amortize.
     The financings create loans for which the trusts are liable and which are secured by all the assets of each trust. Such loans are non-recourse to us, even though the trusts, the Funding LLCs and the Company are consolidated for financial reporting purposes. Because the Funding LLCs are organized as separate legal entities from the Company, their assets (including the conveyed Loans) are not available to satisfy our general obligations. We receive a monthly servicing fee on each financing equal to 6% of the collections received with respect to the conveyed Loans. The fee is paid out of the collections. Aside from the servicing fee and payments due to dealer-partners, we do not receive, or have any rights in the collections. However, in our capacity as Servicer of the Loans, we do have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs under certain specified circumstances. Alternatively, when a trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. The collections will then be available to be distributed to us as the sole member of the respective Funding LLC.
     The table below sets forth certain additional details regarding the outstanding Term ABS 144A Financings (dollars in thousands):

			Net Book Value of Dealer		Expected
Term ABS 144A	Issue		Loans Conveyed at		Annualized
Financing	Number	Close Date	Closing	Revolving Period	Rates *

Term ABS 144A 2006-2	2006-2	November 21, 2006	$125,600	12 months	7.4%
				(Through November 15, 2007)

Term ABS 144A 2007-1	2007-1	April 12, 2007	$125,700	12 months	7.2%
				(Through April 15, 2008)

Term ABS 144A 2007-2	2007-2	October 29, 2007	$125,000	12 months	8.0%
				(Through October 15, 2008)

Term ABS 144A 2008-1	2008-1	April 18, 2008	$ 86,615	12 months	7.0%
				(Through April 15, 2009)

*	Includes underwriter’s fees, insurance premiums and other costs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Concluded)
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
Debt Covenants
     As of June 30, 2008, we are in compliance with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of our assets to debt and a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges. The covenants also limit the maximum ratio of our funded debt to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1.00 for the two consecutive quarters. Some of the debt covenants may indirectly limit the payment of dividends on common stock.
6. DERIVATIVE INSTRUMENTS
     Interest Rate Caps. We purchase interest rate cap agreements to manage the interest rate risk on our secured financings. As we have not designated these agreements as hedges as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138 and SFAS No. 149, changes in the fair value of these agreements will increase or decrease net income.
     As of June 30, 2008, six interest rate cap agreements were outstanding with a cap rate of 6.75% and totaled (dollars in thousands):

Notional	Commercial Paper		Fair
Amount	Cap Rate	Term	Value
$700,000	6.75%	Various maturities between July 2009 and June 2010.	$57
     As of December 31, 2007, four interest rate cap agreements were outstanding with a cap rate of 6.75% and totaled (dollars in thousands):

Notional	Commercial Paper		Fair
Amount	Cap Rate	Term	Value
$525,000	6.75%	Various maturities between September 2005 and June 2010.	$6
     Interest Rate Swaps. As of June 30, 2008 we had $159.2 million in fixed rate debt, and $185.0 million in floating rate debt outstanding under Term ABS 144A asset-backed secured borrowings. We have entered into two interest rate swaps to convert $50.0 million and $135.0 million in floating rate Term ABS 144A asset-backed secured borrowings into fixed rate debt bearing a rate of 6.28% and 6.43%, respectively. The fair value of the interest rate swaps is based on quoted market values, which are influenced by a number of factors, including interest rates, amount of debt outstanding, and number of months until maturity. As we have not designated the interest rate swap related to the $50.0 million in floating rate debt as a hedge as defined under SFAS 133, changes in the fair value of this swap will increase or decrease interest expense. For the three and six months ended June 30, 2008, the impact on interest expense was ($0.6) million and $0.2 million, respectively. As of June 30, 2008, the interest rate swap had a fair value of ($0.7) million.
     We have designated the interest rate swap related to the $135.0 million floating rate debt as a cash flow hedge as defined under SFAS 133. The effective portion of changes in the fair value will be recorded in other comprehensive income, net of income taxes, and the ineffective portion of changes in fair value will be recorded in interest expense. There has been no such ineffectiveness since the inception of this hedge through the second quarter of 2008. For the three and six months ended June 30, 2008, the impact on other comprehensive income, net of tax, was ($0.2) million. As of June 30, 2008, the interest rate swap had a fair value of ($0.3) million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
6. DERIVATIVE INSTRUMENTS — (Concluded)
     For those derivative instruments that are designated and qualify as hedging instruments, we formally document all relationships between the hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet. We also formally assess (both at the hedge’s inception and on a quarterly basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in the future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we would discontinue hedge accounting prospectively.
     At June 30, 2008, we had minimal exposure to credit loss on the interest rate swaps. We do not believe that any reasonably likely change in interest rates would have a materially adverse effect on our financial position, our results of operations or our cash flows.
     We recognize our derivative financial instruments as either assets or liabilities on our consolidated balance sheets.
7. FAIR VALUE MEASUREMENTS
     Effective January 1, 2008, we adopted SFAS 157, which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. As required under SFAS 157, we group assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the asset or liability.
      The following table provides the fair value measurements of applicable assets and liabilities as of June 30, 2008 (in thousands):

	Level 1	Level 2	Fair Value
Assets
Restricted securities available for sale	$4,243	$—	$4,243
Derivative instruments	—	57	57

Liabilities
Derivative instruments	$—	$1,051	$1,051

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
8. RELATED PARTY TRANSACTIONS
     In the normal course of our business, we have Dealer Loans with affiliated dealer-partners owned or controlled by: (i) our majority shareholder and Chairman; and (ii) a member of the Chairman’s immediate family. Our Dealer Loans to affiliated dealer-partners and non-affiliated dealer-partners are on the same terms.
     Affiliated Dealer Loan balances were $16.7 million and $16.1 million as of June 30, 2008 and December 31, 2007, respectively. Affiliated Dealer Loan balances were 1.9% and 2.0% of total consolidated Dealer Loan balances as of June 30, 2008 and December 31, 2007, respectively. A summary of related party Dealer Loan activity is as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
	Affiliated		Affiliated
	dealer-partner	% of	dealer-partner	% of
	activity	consolidated	activity	consolidated
New loans	$2,832	2.0%	$2,346	1.7%
Affiliated dealer-partner revenue	$1,028	1.9%	$1,195	2.5%
Dealer holdback payments	$591	3.8%	$466	2.5%

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
	Affiliated		Affiliated
	dealer-partner	% of	dealer-partner	% of
	activity	consolidated	activity	consolidated
New loans	$6,519	2.0%	$6,558	1.9%
Affiliated dealer-partner revenue	$2,013	2.0%	$2,413	2.5%
Dealer holdback payments	$1,130	3.5%	$1,023	2.6%
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	30,252,873	30,140,590	30,179,877	30,097,387
Dilutive effect of common stock equivalents	835,555	1,171,549	790,510	1,200,097

Weighted average common shares and common stock equivalents	31,088,428	31,312,139	30,970,387	31,297,484

     There were no stock options that would be anti-dilutive for the three and six months ended June 30, 2008 and 2007.
     Stock Compensation Plans
     Pursuant to our Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on May 13, 2004, we reserved 1.0 million shares of our common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014. Shares available for future grants under the Incentive Plan totaled 426,852 as of June 30, 2008.
     A summary of the activity under the Incentive Plan for the six months ended June 30, 2008 and 2007 is presented below:

Restricted Stock	Number of Shares
Outstanding as of December 31, 2007	201,872
Granted	80,123
Vested	(20,198)
Forfeited	(9,655)

Outstanding as of June 30, 2008	252,142

Restricted Stock	Number of Shares
Outstanding as of December 31, 2006	146,028
Granted	56,669
Vested	(708)
Forfeited	—

Outstanding as of June 30, 2007	201,989

     On February 22, 2007, the compensation committee approved an award of 300,000 restricted stock units to our Chief Executive Officer. Each restricted stock unit represents and has a value equal to one share of our common stock. The restricted stock units will be earned over a five year period based upon the annual increase in our adjusted economic profit. Any earned shares will be distributed on February 22, 2014. As of June 30, 2008, 60,000 restricted stock units have been earned.
     Expenses related to restricted stock grants and the award of restricted stock units is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Restricted stock compensation expense	$367	$384	$713	$437
Restricted stock units compensation expense	531	990	1,097	1,404

Total expense	$898	$1,374	$1,810	$1,841

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
(UNAUDITED)
10. BUSINESS SEGMENT INFORMATION
     We have two reportable business segments: United States and Other. The United States segment primarily consists of the United States automobile financing business. We are currently liquidating all businesses classified in the Other segment.
     Selected segment information is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
United States	$74,995	$58,249	$145,755	$115,562
Other	10	37	28	75

Total revenue	$75,005	$58,286	$145,783	$115,637

Income (loss) from continuing operations before provision for income taxes:
United States	$16,431	$20,324	$44,292	$43,248
Other	39	107	(110)	102

Total income from continuing operations before provision for income taxes	$16,470	$20,431	$44,182	$43,350

	As of	As of
	June 30, 2008	December 31, 2007
Segment Assets
United States	$1,150,865	$940,307
Other	1,236	1,875

Total Assets	$1,152,101	$942,182

11. COMPREHENSIVE INCOME
     Our comprehensive income information is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$10,344	$12,330	$27,964	$27,690
Unrealized (loss) gain on securities available for sale, net of tax	(38)	(7)	5	4
Unrealized (loss) gain on interest rate swap, net of tax	(206)	—	(206)	—

Comprehensive income	$10,100	$12,323	$27,763	$27,694

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 — Financial Statements and Supplementary Data, of our 2007 Annual Report on Form 10-K, as well as Item 1 — Consolidated Financial Statements, in this Form 10-Q.
Critical Success Factors
     Critical success factors for us include access to capital and the ability to accurately forecast Consumer Loan performance.
     Our strategy for accessing the capital required to grow is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and (iii) maintain multiple funding sources. At June 30, 2008 our funded debt to equity ratio is 2.4:1. We currently use four primary sources of debt financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) revolving secured warehouse facilities with institutional investors; (iii) SEC Rule 144A asset-backed secured borrowings (“Term ABS 144A”) with qualified institutional investors; and (iv) a residual credit facility with an institutional investor.
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
Consumer Loan Performance
     The following table compares our forecast of Consumer Loan collection rates as of June 30, 2008, with the forecasts as of March 31, 2008, segmented by year of origination.

	June 30, 2008	March 31, 2008
Loan Origination Year	Forecasted Collection %	Forecasted Collection %	Variance
1999	72.1%	72.1%	0.0%
2000	72.5%	72.4%	0.1%
2001	67.4%	67.3%	0.1%
2002	70.4%	70.4%	0.0%
2003	74.0%	74.0%	0.0%
2004	73.5%	73.5%	0.0%
2005	74.1%	74.1%	0.0%
2006	70.2%	70.6%	-0.4%
2007	68.2%	70.6%	-2.4%
2008	69.0%	69.7%	-0.7%
     We forecast future Loan cash flows by comparing Loans in our current portfolio to historical Loans with the same attributes. The attributes include both variables captured at Loan origination such as credit bureau, application, Loan and vehicle data as well as variables captured subsequent to Loan origination such as collection and delinquency data. Our forecast as of March 31, 2008 assumed that Loans within our current portfolio would produce similar collection rates as produced by historical Loans with the same attributes. During the second quarter of 2008 we modified our forecasting methodology which now assumes that Loans originated in 2006, 2007 and 2008 will perform 100 to 300 basis points lower than historical Loans with the same attributes. The amount of the reduction varies based on the initial Loan term and the number of months the Loan has aged with longer-term, more recent Loans impacted more severely. This new expectation is consistent with recent experience and includes both the lower realized collection rates experienced during the second quarter of 2008 as well as lower expected recoveries on repossession sales as a result in a decline in used vehicle values that occurred during the second quarter of 2008. We did not modify our forecast related to 2005 and prior Loans as these Loans continue to perform as expected.

     Although we cannot guarantee that future revisions to our forecast will not be required, we believe our current estimates are realizable for the following reasons:
•	The revised forecast applied to historical loans produces a consistent result as the Loans age.

•	The risk of a future material forecast revision on 2006 Loans has lessened since 73.7% of our forecast has been realized.

•	2006 Loans have been collected during periods of economic stress including higher levels of unemployment and rising gas prices.

•	We have assumed significantly lower values for future repossession proceeds based on the decline in used vehicle values experienced to date.

•	Except for the assumption related to repossession values, we have assumed that Loans originated in 2007 and 2008 will perform similarly to Loans originated in 2006. The reduction in forecasted repossession values has a greater impact on more recently originated Loans.
     During July of 2008, realized net Loan cash flows were consistent with our revised forecast.
     The revised forecasted collection rates are modestly lower than the collection rates we expected when the Loans were originated. The following table compares, for each of the last 10 years, our most current forecast of Loan performance with our initial forecast:

	June 30, 2008
Loan Origination Year	Forecasted Collection %	Initial Forecast	Variance	% of Forecast Realized
1999	72.1%	73.6%	-1.5%	99.6%
2000	72.5%	72.8%	-0.3%	99.2%
2001	67.4%	70.4%	-3.0%	98.6%
2002	70.4%	67.9%	2.5%	98.1%
2003	74.0%	72.0%	2.0%	97.5%
2004	73.5%	73.0%	0.5%	96.2%
2005	74.1%	74.0%	0.1%	92.2%
2006	70.2%	71.4%	-1.2%	73.7%
2007	68.2%	70.7%	-2.5%	40.0%
2008	69.0%	70.4%	-1.4%	9.2%
     Although Loans originated in 2006 through 2008 are not performing as well as Loans originated in 2002 through 2005, they are still expected to produce acceptable returns on capital. Forecasting future collection rates is difficult. Knowing this, we set prices at Loan inception so that an acceptable return on capital will be achieved, even if collection results are materially lower than we forecasted. For Dealer Loans, a 100 basis point change in the collection rate impacts the after tax return on capital by approximately 35 basis points (approximately 70 basis points for Purchased Loans).

     Since the cash flows available to repay Loans are generated, in most cases, from the underlying Consumer Loans, the performance of the Consumer Loans is critical to our financial results. The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of June 30, 2008. Payments of dealer holdback and accelerated payments of dealer holdback are not included in the advance percentage paid to the dealer-partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of June 30, 2008
	Forecasted			% of Forecast
Loan Origination Year	Collection %	Advance %	Spread %	Realized
1999	72.1%	48.7%	23.4%	99.6%
2000	72.5%	47.9%	24.6%	99.2%
2001	67.4%	46.0%	21.4%	98.6%
2002	70.4%	42.2%	28.2%	98.1%
2003	74.0%	43.4%	30.6%	97.5%
2004	73.5%	44.0%	29.5%	96.2%
2005	74.1%	46.9%	27.2%	92.2%
2006	70.2%	46.6%	23.6%	73.7%
2007	68.2%	46.5%	21.7%	40.0%
2008	69.0%	45.3%	23.7%	9.2%
     The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of June 30, 2008 for Purchased Loans and Dealer Loans separately:

		Forecasted
	Loan Origination Year	Collection %	Advance %	Spread %
Purchased loans	2007	68.2%	49.2%	19.0%
	2008	68.3%	47.6%	20.7%

Dealer loans	2007	68.2%	45.8%	22.4%
	2008	69.4%	44.0%	25.4%
     Although the advance rate on Purchased Loans is higher as compared to the advance rate on Dealer Loans, Purchased Loans do not require us to pay dealer holdback.
     The increase in the spread between the forecasted collection rate and the advance rate occurred as a result of pricing changes implemented during the first six months of 2008. It is expected that the spread will continue to increase during the remainder of 2008 as the spread on current originations exceeds the average spread for Loans originated thus far in 2008. In addition, we implemented an additional pricing change on August 1, 2008 which is expected to further increase the spread on new originations.

Results of Operations
     Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007
     The following is a discussion of our results of operations and income statement data on a consolidated basis.

	Three Months		Three Months
	Ended		Ended
	June 30,	% of	June 30,	% of
(Dollars in thousands, except per share data)	2008	Revenue	2007	Revenue
Revenue:
Finance charges	$70,827	94.4%	$54,084	92.8%
Other income	4,178	5.6	4,202	7.2

Total revenue	75,005	100.0	58,286	100.0
Costs and expenses:
Salaries and wages	16,699	22.2	13,092	22.5
General and administrative	6,627	8.8	7,359	12.6
Sales and marketing	4,542	6.1	4,144	7.1
Provision for credit losses	20,760	27.7	3,798	6.5
Interest	9,884	13.2	9,463	16.2
Other expense	23	—	33	0.1

Total costs and expenses	58,535	78.0	37,889	65.0

Operating income	16,470	22.0	20,397	35.0
Foreign currency gain	—	—	34	0.1

Income from continuing operations before provision for income taxes	16,470	22.0	20,431	35.1
Provision for income taxes	6,091	8.1	7,938	13.6

Income from continuing operations	10,379	13.9	12,493	21.5

Discontinued operations
Loss from discontinued United Kingdom operations	(12)	—	(233)	(0.4)
Provision (credit) for income taxes	23	—	(70)	(0.1)

Loss from discontinued operations	(35)	—	(163)	(0.3)

Net income	$10,344	13.9%	$12,330	21.2%

Net income per common share:
Basic	$0.34		$0.41

Diluted	$0.33		$0.39

Income from continuing operations per common share:
Basic	$0.34		$0.41

Diluted	$0.33		$0.40

Loss from discontinued operations per common share:
Basic	$—		$(0.01)

Diluted	$—		$(0.01)

Weighted average shares outstanding:
Basic	30,252,873		30,140,590
Diluted	31,088,428		31,312,139

	Six Months		Six Months
	Ended		Ended
	June 30,	% of	June 30,	% of
(Dollars in thousands, except per share data)	2008	Revenue	2007	Revenue
Revenue:
Finance charges	$134,502	92.3%	$105,497	91.2%
Other income	11,281	7.7	10,140	8.8

Total revenue	145,783	100.0	115,637	100.0
Costs and expenses:
Salaries and wages	34,439	23.7	24,953	21.4
General and administrative	13,751	9.4	13,276	11.5
Sales and marketing	9,184	6.3	8,616	7.5
Provision for credit losses	23,409	16.1	7,671	6.6
Interest	20,748	14.2	17,751	15.4
Other expense	57	—	58	0.1

Total costs and expenses	101,588	69.7	72,325	62.5

Operating income	44,195	30.3	43,312	37.5
Foreign currency (loss) gain	(13)	—	38	—

Income from continuing operations before provision for income taxes	44,182	30.3	43,350	37.5
Provision for income taxes	16,222	11.1	15,470	13.4

Income from continuing operations	27,960	19.2	27,880	24.1

Discontinued operations
Gain (loss) from discontinued United Kingdom operations	44	—	(271)	(0.2)
Provision (credit) for income taxes	40	—	(81)	—

Gain (loss) from discontinued operations	4	—	(190)	(0.2)

Net income	$27,964	19.2%	$27,690	23.9%

Net income per common share:
Basic	$0.93		$0.92

Diluted	$0.90		$0.88

Income from continuing operations per common share:
Basic	$0.93		$0.93

Diluted	$0.90		$0.89

Gain (loss) from discontinued operations per common share:
Basic	$—		$(0.01)

Diluted	$—		$(0.01)

Weighted average shares outstanding:
Basic	30,179,877		30,097,387
Diluted	30,970,387		31,297,484

Continuing Operations
     Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007
     For the three months ended June 30, 2008, income from continuing operations decreased to $10.4 million, or $0.33 per diluted share, from $12.5 million, or $0.40 per diluted share for the same period in 2007. The decrease was primarily due to a $17.0 million increase in our provision for credit losses resulting from lower than expected collection results and a reduction in estimated future collection rates. The negative impact of the provision for credit losses was partially offset by an increase in finance charge revenue primarily due to a 35.5% increase in the average outstanding balance of our Loan portfolio, which was the result of increases in both the number of dealer-partners actively participating in our program and volume per active dealer-partner.
     For the six months ended June 30, 2008, income from continuing operations increased to $28.0 million and $0.90 per diluted share, from $27.9 million, or $0.89 per diluted share for the same period in 2007. The increase was primarily due to a 33.4% increase in the average outstanding balance of our Loan portfolio for the reasons discussed above. The positive impact of our Loan growth was partially offset by the additional provision for credit losses discussed above as well as a decline in the yield on our Loan portfolio primarily due to the continued impact of pricing changes made during 2006 and early 2007.
     Finance Charges. The increase in finance charges was primarily due to an increase in average Loans receivable. For the three and six months ended June 30, 2008, average Loans receivable increased by 35.5% and 33.4%, respectively. Finance charges grew slower than Loans receivable due to the continued impact of pricing changes made during 2006 and early 2007 in response to a difficult competitive environment. Loans receivable increased as a result of an increase in the number of new Loans and an increase in the average Loan amount. The increase in the number of new Loans was primarily due to an increase in the number of active dealer-partners and increased average volume per active dealer-partner. The increase in the average Loan amount was due to an increase in the percentage of Purchased Loans accepted by us. On average, the amount paid to acquire a Purchased Loan is larger than the amount advanced on a Dealer Loan.
     The following table summarizes the changes in active dealer-partners and corresponding Consumer Loan unit volume:

	Three Months Ended June 30,
	2008	2007	% Change

Consumer Loan unit volume	31,639	25,084	26.1
Active dealer-partners (1)	2,291	1,985	15.4

Average volume per active dealer-partner	13.8	12.6	9.5

Consumer Loan unit volume from dealer-partners active both periods	22,031	20,187	9.1
Dealer-partners active both periods	1,287	1,287	—

Average volume per dealer-partner active both periods	17.1	15.7	9.1

Consumer Loan unit volume from new dealer-partners	1,563	1,528	2.3
New active dealer-partners (2)	291	272	7.0

Average volume per new active dealer-partner	5.4	5.6	(3.6)

Attrition (3)	19.5%	19.6%

(1)	Active dealer-partners are dealer-partners who have received funding for at least one Loan during the period.

(2)	New active dealer-partners are dealer-partners who enrolled in our program and have received funding for their first Loan from us during the periods presented.

(3)	Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from dealer-partners who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

     Beginning January 1, 2008, dealer-partners that enroll in our program have two options. Dealer-partners choosing option one pay a one-time enrollment fee of $9,850 and have access to both the Portfolio Program and the Purchase Program. Dealer-partners choosing the second option to defer payment of the enrollment fee only have access to the Portfolio Program and agree to allow us to keep 50% of their first accelerated dealer holdback payment (“Portfolio Profit Express”). We estimate that we will realize higher per dealer-partner enrollment fee revenue from those dealer-partners choosing this option and qualifying for a Portfolio Profit Express payment. Through June 30, 2008, 130 of the 2,943 dealer-partners that have enrolled under the deferred option have earned Portfolio Profit Express payments. On average, the amount kept by the Company (50% of the first Portfolio Profit Express payment) was $12,200 per dealer-partner. Approximately 64% of the dealer-partners that enrolled during the six months ended June 30, 2008 took advantage of the deferred enrollment option.
     Other Income. The decrease for the three and six months ended June 30, 2008, as a percentage of revenue, was primarily a result of decreases in income from dealer support products due to the discontinuance of certain dealer-partner support programs and services and interest income on secured financing due to a decrease in interest rates earned on cash investments relating to secured financing transactions. The decrease for the six months ended June 30, 2008 discussed above was partially offset by profit-sharing payments received from vehicle service contract and guaranteed asset protection providers. For the six months ended June 30, 2008 we received a total of $2.9 million in profit sharing-payments compared to $1.2 million in payments received in the same period of 2007. Profit-sharing payments from third parties are received once a year, if eligible. Since we have only received these payments since 2007, the amounts of these payments are currently not estimable due to a lack of historical information. As a result, the revenue related to these payments is recognized in the period the payments are received.
     Salaries and Wages. For the three and six months ended June 30, 2008, salaries and wages increased, as compared to the same periods in 2007, as follows:

Three Months Ended			Six Months Ended
June 30,			June 30,
2008	2007	% change	2008	2007	% change

16,699	13,092	27.6%	34,439	24,953	38.0%
     The primary drivers of salaries and wages expense include unit volume of Loan originations and the number of delinquent accounts in our Loan portfolio. The following table shows the increase in these drivers for the three and six months ended June 30, 2008, as compared to the same periods in 2007:

	Three Months Ended	Six Months Ended
	June 30	June 30
Unit volume of loan originations	26.1%	20.3%
Number of delinquent accounts	20.5%	17.4%
     The following factors contributed to a greater than proportionate increase in salaries and wages:
•	Deferrals of Loan origination costs. A smaller percentage of Loan origination costs were deferred during the three and six months ended June 30, 2008, as compared to the same periods in 2007. For Dealer Loans, certain underwriting costs are considered loan origination costs and are deferred and expensed over the life of the loan as an adjustment to finance charge revenue while, for Purchased Loans, all underwriting costs are expensed immediately. Since Purchased Loans represent a greater proportion of our business, the deferral was lower for the three and six months ended June 30, 2008, as compared to the same periods in 2007. Deferring the same proportion of expenses during the three and six months ended June 30, 2008 would have reduced salaries and wages by approximately $0.8 million and $1.8 million, respectively.

•	Support function salaries and wages. For the six months ended June 30, 2008 salaries and wages related to various support functions, increased by $4.9 million, or 35.1%. The increases include salaries and wages related to Information Technology ($2.5 million) and Analytics ($0.7 million), with the remaining increases spread among Legal, Finance and Operations Improvement. For the three months ended June 30, 2008 salaries and wages related to support functions increased proportionately with drivers cited above.
     General and Administrative. The decrease for the three and six months ended June 30, 2008, as a percentage of revenue, was primarily a result of reductions from the prior year in data processing and consulting fees related to investments in new systems and processes to support growth initiatives, corporate legal expense related to a legal settlement, and the Michigan business tax being recorded in provision for income taxes starting in 2008 due to a change in the nature of the tax.
     Sales and Marketing. The decrease for the three and six months ended June 30, 2008, as a percentage of revenue, was primarily a result of the discontinuance of certain dealer-partner support programs and lower utilization of various other dealer-partner programs, in addition to decreased sales salaries and commissions as a percentage of revenue. Sales commissions grew slower than revenue as such commissions are tied to unit volume which grew slower than revenue as a result of an increase in the average loan size.
     Provision for Credit Losses. The increase in the provision for credit losses for the three and six months ended June 30, 2008 was primarily due to a reduction in estimated future collection rates resulting from a modification of our forecasting methodology on Consumer Loans during the second quarter of 2008. The modified methodology increased the provision for credit losses by $16.8 million for the three and six months ended June 30, 2008, as lower forecasted collection rates increased the amount of Loan impairments. For additional information, see discussion of Critical Accounting Estimates.
     Interest. The increase for the three and six months ended June 30, 2008 was primarily due to an increase in the amount of average outstanding debt as a result of borrowings used to fund new Loans. The average outstanding debt balance increased to $686.1 million for the three months ended June 30, 2008 from $473.1 million for the same period in 2007. For the first six months of 2008, the average outstanding debt balance increased to $635.5 million compared to $442.9 million for the same period in 2007. The overall increase in interest expense was partially offset by a reduction in our pre-tax average cost of debt which decreased to 6.1% for the first quarter of 2008, compared to 8.0% for the same period in 2007. For the first six months of 2008, the average cost of debt decreased to 6.5%, compared to 8.0% for the same period in 2007.
     Provision for Income Taxes. The effective tax rate decreased to 37.0% for the three months ended June 30, 2008, from 38.9% for the same period in 2007. The decrease for the quarter was primarily due to a decrease in the provision for uncertain state tax positions recorded in the second quarter of 2008. For the six months ended June 30, 2008, the effective tax rate increased to 36.7%, from 35.7% in the same period of 2007. The increase was primarily due to a decrease in our reserve for uncertain tax positions recorded in the first quarter of 2007.

Liquidity and Capital Resources
     We need capital to fund new Loans and pay dealer holdback. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings through four primary sources of financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) revolving secured warehouse facilities with institutional investors; (iii) SEC Rule 144A asset-backed secured borrowings (“Term ABS 144A”) with qualified institutional investors; and (iv) a residual credit facility with an institutional investor. There are various restrictive debt covenants for each source of financing and we are in compliance with those covenants as of June 30, 2008. For information regarding these financings and the covenants included in the related documents, see Note 5 to the consolidated financial statements, which are incorporated herein by reference.
     Since the beginning of 2008 we have:
•	Renewed and expanded our bank line of credit to $153.5 million

•	Renewed our $325.0 million warehouse facility

•	Completed a $150.0 million asset-backed secured financing with an institutional investor

•	Completed a $50.0 million two-year revolving credit facility with another institutional investor
     Based on our progress to date, we have the financing necessary to support approximately 20% origination growth through the end of 2008. However, in order to continue to grow Loan originations in 2009, we will need to secure additional financing and extend the maturity of our warehouse facility, and there can be no assurance that such financing or extension will be available on terms acceptable to us or at all. If we are unsuccessful in obtaining additional financing and/or renewing our warehouse facility, we will be required to reduce origination levels.
     Cash and cash equivalents decreased to $0.1 million at June 30, 2008 from $0.7 million at December 31, 2007. Our total balance sheet indebtedness increased to $703.4 million at June 30, 2008 from $532.1 million at December 31, 2007. This increase was primarily a result of borrowings used to fund new Loans in 2008.
     Restricted cash and cash equivalents increased to $86.9 million at June 30, 2008 from $74.1 million at December 31, 2007. The balance at June 30, 2008 consists of: (i) $61.0 million of cash collections related to secured financings, and (ii) $25.9 million of cash held in trusts for future vehicle service contract claims. The claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.
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
     Restricted securities available for sale consisted of the following:

	As of June 30, 2008
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
US Government and agency securities	$1,135	$42	$—	$1,177
Corporate bonds	3,080	14	(28)	3,066

Total restricted securities available for sale	$4,215	$56	$(28)	$4,243

	As of December 31, 2007
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
US Government and agency securities	$1,584	$40	$—	$1,624
Corporate bonds	1,686	10	(30)	1,666

Total restricted securities available for sale	$3,270	$50	$(30)	$3,290

     The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2008		As of December 31, 2007
		Estimated		Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Contractual Maturity
Within one year	$955	$959	$1,096	$1,100
Over one year to five years	3,260	3,284	2,174	2,190

Total restricted securities available for sale	$4,215	$4,243	$3,270	$3,290

     Contractual Obligations
     A summary of the total future contractual obligations requiring repayments as of June 30, 2008 is as follows (in thousands):

	Payments Due by Period
		Less than
	Total	1 year	1-3 Years	3-5 Years	Other
Long-tem debt, including current maturities and capital leases (1)	$703,359	$448,794	$254,565	$—	$—
Operating lease obligations	2,081	875	712	494	—
Purchase obligations (2)	1,200	1,004	196	—	—
Other long-term obligations (3)	10,569	—	—	—	10,569

Total contractual obligations (4)	$717,209	$450,673	$255,473	$494	$10,569

(1)	Long-term debt obligations included in the above table consist solely of principal repayments. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 5 to the consolidated financial statements. Based on the actual amounts outstanding under our revolving line of credit and warehouse facilities at June 30, 2008, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of June 30, 2008, interest is expected to be approximately $9.1 million during 2008; $8.9 million during 2009; and $3.9 million during 2010 and thereafter.

(2)	Purchase obligations consist solely of contractual obligations related to the information system and facilities needs of the Company.

(3)	Other long-term obligations included in the above table consist solely of reserves for uncertain tax positions recognized under FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Tax — An Interpretation of FASB Statement No. 109” (“FIN 48”).

(4)	We have contractual obligations to pay dealer holdback to our dealer-partners; however, as payments of dealer holdback are contingent upon the receipt of customer payments and the repayment of advances, these obligations are excluded from the table above.
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

Critical Accounting Estimates
     Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, except as described below:
     The recognition of finance charge revenue and the allowance for credit losses involve significant estimates based on our forecast of future collections. During the first quarter of 2008, we implemented a new methodology for forecasting future collections on Consumer Loans. The new methodology increased the dollar amount of overall forecasted collections by 0.3%. While the new methodology produces overall collection rates that are very similar to those produced by the prior methodology, the new methodology utilizes a more sophisticated approach which allows us to expand the number of variables on which the forecast is based. As a result, we believe the new forecast improves the precision of our estimates in two respects: (i) the new forecast is believed to be more accurate when applied to a smaller group of Consumer Loans which allows us to forecast more accurately at the dealer pool level and more precisely measure the performance of specific segments of our portfolio and (ii) the new forecast is believed to be more sensitive to changes in Consumer Loan performance and will allow us to react more quickly to changes in Consumer Loan performance. Implementation of the new methodology resulted in a reversal of $3.4 million in provision for credit losses as higher forecasted collections reduced the amount of Loan impairment. In conjunction with our implementation of the new forecasting methodology, we reevaluated our forecast of future collections on old, fully-reserved Dealer Loans. As a result, we wrote off $22.7 million of Dealer Loans and the related Allowance for Credit Losses as we are no longer forecasting any future collections on these Dealer Loans. This write-off had no impact on net income for the first quarter of 2008 as all of these Dealer Loans were fully-reserved.
     Our forecast as of March 31, 2008 assumed that Loans within our current portfolio would produce similar collection rates as produced by historical Loans with the same attributes and we expected net cash flows of $1.3 billion from our Loan portfolio. During the second quarter of 2008 we modified our forecasting methodology which now assumes that Loans originated in 2006, 2007 and 2008 will perform 100 to 300 basis points lower than historical Loans with the same attributes. As a result we reduced our estimate of future cash flows on these same Loans by $22.2 million, or 1.7%. Of the total reduction $20.8 million was recorded as a current period expense, $1.0 million was recorded as a current period reduction in Loan revenue and $0.5 million will be recorded as a reduction in Loan revenue in future periods. This new expectation is consistent with recent experience and includes both the lower realized collection rates experienced during the second quarter of 2008 as well as lower expected recoveries on repossession sales as a result in a decline in used vehicle values that occurred during the second quarter of 2008. We did not modify our forecast related to 2005 and prior Loans as these Loans continue to perform as expected.

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

PART II. — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual Meeting of Shareholders on May 21, 2008 at which the shareholders considered the following proposals:
•	Election of five directors to serve until the 2009 Annual Meeting of Shareholders.

•	Ratify the selection of Grant Thornton LLP as our independent registered public accounting firm for 2008.
     Each of the five director nominees were elected and the selection of Grant Thornton LLP was ratified. The following table summarizes the votes:

Director Nominee	Votes For	Votes Withheld

Donald A. Foss	28,679,187	59,291
Glenda J. Chamberlain	28,377,198	361,280
Brett A. Roberts	28,678,216	60,262
Thomas N. Tryforos	28,365,322	373,156
Scott J. Vassalluzzo	28,372,483	365,995

Auditor Selection	Votes For	Votes Against

Grant Thornton LLP	28,736,646	1,832

ITEM 6. EXHIBITS
     See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION (Registrant)
By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) August 6, 2008

INDEX OF EXHIBITS

Exhibit
No.		Description

4(f)(103)	1	Indenture dated April 18, 2008 between Credit Acceptance Auto Loan Trust 2008-1 and Wells Fargo Bank, National Association.
4(f)(104)	1	Sale and Servicing Agreement dated April 18, 2008 among the Company, Credit Acceptance Auto Loan Trust 2008-1, Credit Acceptance Funding LLC 2008-1, and Wells Fargo Bank, National Association.
4(f)(105)	1	Backup Servicing Agreement dated April 18, 2008 among the Company, Credit Acceptance Funding LLC 2008-1, Credit Acceptance Auto Loan Trust 2008-1, and Wells Fargo Bank, National Association.
4(f)(106)	1	Amended and Restated Trust Agreement dated April 18, 2008 between Credit Acceptance Funding LLC 2008-1 and U.S. Bank Trust National Association.
4(f)(107)	1	Contribution Agreement dated April 18, 2008 between the Company and Credit Acceptance Funding LLC 2008-1.
4(f)(108)	1	Intercreditor Agreement dated April 18, 2008 among the Company, CAC Warehouse Funding Corporation II, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Auto Dealer Loan Trust 2006-2, Credit Acceptance Funding LLC 2007-1, Credit Acceptance Auto Dealer Loan Trust 2007-1, Credit Acceptance Funding LLC 2007-2, Credit Acceptance Auto Dealer Loan Trust 2007-2, Credit Acceptance Funding LLC 2008-1, Credit Acceptance Auto Loan Trust 2008-1, Wachovia Capital Markets, LLC, as agent, Deutsche Bank Trust Company Americas, as agent, Wells Fargo Bank, National Association, as agent, and Comerica Bank, as agent.
4(f)(109)	2	Loan and Security Agreement dated May 23, 2008 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank, Relationship Funding Company, LLC and Systems & Services Technologies, Inc.
4(f)(110)	2	Backup Servicing Agreement dated May 23, 2008 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank and Systems & Services Technologies, Inc.
4(f)(111)	2	Contribution Agreement dated May 23, 2008 between the Company and CAC Warehouse Funding III, LLC .
4(f)(112)	2	Intercreditor Agreement dated May 23, 2008 among the Company, CAC Warehouse Funding Corporation II, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Auto Dealer Loan Trust 2006-2, Credit Acceptance Funding LLC 2007-1, Credit Acceptance Auto Dealer Loan Trust 2007-1, Credit Acceptance Funding LLC 2007-2, Credit Acceptance Auto Dealer Loan Trust 2007-2, Credit Acceptance Funding LLC 2008-1, Credit Acceptance Auto Loan Trust 2008-1, CAC Warehouse Funding III, LLC, Wachovia Capital Markets, LLC, as agent, Deutsche Bank Trust Company Americas, as agent, Wells Fargo Bank, National Association, as agent, Comerica Bank, as agent, and Fifth Third Bank, as agent.
31(a)	3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 24, 2008, and incorporated herein by reference.

2.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 2, 2008, and incorporated herein by reference.

3.	Filed herewith.