Form 10-Q
period 2008-09-30
CREDIT ACCEPTANCE CORP
filed 2008-10-31
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-20202
CREDIT ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-1999511 (IRS Employer Identification)

25505 WEST TWELVE MILE ROAD SOUTHFIELD, MICHIGAN	48034-8339
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 248-353-2700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.
The number of shares of Common Stock, par value $0.01, outstanding on October 30, 2008 was 30,570,755.

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(Dollars in thousands, except per share data)
Revenue:
Finance charges	$75,617	$56,743	$210,119	$162,240
Other income	4,490	4,315	15,771	14,455

Total revenue	80,107	61,058	225,890	176,695

Costs and expenses:
Salaries and wages	16,766	13,620	51,205	38,573
General and administrative	6,975	7,266	20,726	20,542
Sales and marketing	4,088	3,835	13,272	12,451
Provision for credit losses	8,383	5,931	31,792	13,602
Interest	10,954	9,030	31,702	26,781
Other expense	2	16	59	74

Total costs and expenses	47,168	39,698	148,756	112,023

Operating income	32,939	21,360	77,134	64,672
Foreign currency (loss) gain	(2)	26	(15)	64

Income from continuing operations before provision for income taxes	32,937	21,386	77,119	64,736
Provision for income taxes	12,606	7,917	28,828	23,387

Income from continuing operations	20,331	13,469	48,291	41,349

Discontinued operations
Gain (loss) from discontinued United Kingdom operations	504	(9)	548	(280)
Provision (credit) for income taxes	178	(1,282)	218	(1,363)

Gain from discontinued operations	326	1,273	330	1,083

Net income	$20,657	$14,742	$48,621	$42,432

Net income per common share:
Basic	$0.68	$0.49	$1.61	$1.41

Diluted	$0.67	$0.47	$1.57	$1.36

Income from continuing operations per common share:
Basic	$0.67	$0.45	$1.60	$1.38

Diluted	$0.66	$0.43	$1.56	$1.32

Gain from discontinued operations per common share:
Basic	$0.01	$0.04	$0.01	$0.04

Diluted	$0.01	$0.04	$0.01	$0.03

Weighted average shares outstanding:
Basic	30,310,053	30,015,048	30,223,586	30,069,639
Diluted	31,024,455	31,139,612	30,994,466	31,228,893
See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)
(Dollars in thousands, except per share data)
ASSETS:
Cash and cash equivalents	$934	$712
Restricted cash and cash equivalents	82,993	74,102
Restricted securities available for sale	3,933	3,290

Loans receivable (including $16,067 and $16,125 from affiliates as of September 30, 2008 and December 31, 2007, respectively)	1,155,591	944,698
Allowance for credit losses	(119,184)	(134,145)

Loans receivable, net	1,036,407	810,553

Property and equipment, net	21,550	20,124
Income taxes receivable	10,012	20,712
Other assets	14,527	12,689

Total Assets	$1,170,356	$942,182

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$79,845	$79,834
Line of credit	82,900	36,300
Secured financing	602,429	488,065
Mortgage note and capital lease obligations	6,608	7,765
Deferred income taxes, net	78,848	64,768

Total Liabilities	850,630	676,732

Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 30,570,110 and 30,240,859 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	306	302
Paid-in capital	9,983	4,134
Retained earnings	309,622	261,001
Accumulated other comprehensive (loss) income, net of tax of $105 and $(7) at September 30, 2008 and December 31, 2007, respectively	(185)	13

Total Shareholders’ Equity	319,726	265,450

Total Liabilities and Shareholders’ Equity	$1,170,356	$942,182

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
(Dollars in thousands)
Cash Flows From Operating Activities:
Net income	$48,621	$42,432
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	31,792	13,602
Depreciation	3,969	2,998
Loss on retirement of property and equipment	—	170
Provision for deferred income taxes	14,192	5,728
Stock-based compensation	2,827	2,340
Change in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued liabilities	(250)	2,338
Decrease (increase) in income taxes receivable	10,700	(150)
(Increase) decrease in other assets	(1,838)	2,811

Net cash provided by operating activities	110,013	72,269

Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(8,891)	(18,909)
Purchases of restricted securities available for sale	(1,514)	(550)
Proceeds from sale of restricted securities available for sale	271	—
Maturities of restricted securities available for sale	551	652
Principal collected on Loans receivable	466,122	446,419
Advances to dealers and accelerated payments of dealer holdback	(430,423)	(453,413)
Purchases of Consumer Loans	(246,971)	(81,395)
Payments of dealer holdback	(46,482)	(55,610)
Net decrease in other receivables	23	290
Purchases of property and equipment	(5,395)	(5,678)

Net cash used in investing activities	(272,709)	(168,194)

Cash Flows From Financing Activities:
Borrowings under line of credit	573,900	470,900
Repayments under line of credit	(527,300)	(472,000)
Proceeds from secured financing	453,700	433,000
Repayments of secured financing	(339,336)	(332,544)
Principal payments under mortgage note and capital lease obligations	(1,157)	(1,068)
Repurchase of common stock	(66)	(9,529)
Proceeds from stock options exercised	2,102	2,129
Tax benefits from stock based compensation plans	990	2,166

Net cash provided by financing activities	162,833	93,054

Effect of exchange rate changes on cash	85	(250)

Net increase (decrease) in cash and cash equivalents	222	(3,121)
Cash and cash equivalents, beginning of period	712	8,528

Cash and cash equivalents, end of period	$934	$5,407

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$31,662	$25,939
Cash paid during the period for income taxes	2,033	14,552

Supplemental Disclosure of Non-Cash Transactions:
Property and equipment acquired through capital lease obligations	$—	$47
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
     We have two primary programs: the Portfolio Program and the Purchase Program. Under the Portfolio Program, we advance money to dealer-partners (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loan. Under the Purchase Program, we buy the Consumer Loan from the dealer-partner (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer. Dealer Loans and Purchased Loans are collectively referred to as “Loans”. The following table shows the percentage of Consumer Loans assigned to us under each of the programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Portfolio Program	69.2%	74.5%	68.4%	86.0%
Purchase Program	30.8%	25.5%	31.6%	14.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
2. DESCRIPTION OF BUSINESS – (Continued)
     Dealer-partners that enroll in our programs have the option to either pay an upfront, one-time enrollment fee of $9,850 or defer payment by agreeing to allow us to keep 50% of their first accelerated dealer holdback payment (“Portfolio Profit Express”). Portfolio Profit Express is paid to qualifying dealer-partners after a pool of 100 or more Consumer Loans has been closed. Dealer-partners that enrolled in our programs prior to 2008 have the option to assign Consumer Loans under either the Portfolio Program or the Purchase Program. During 2008, we changed our eligibility requirements for new dealer-partner enrollments to restrict access to the Purchase Program. For dealer-partners that enrolled in our programs during the first eight months of 2008, only dealer-partners that elected to pay the upfront, one-time enrollment fee are initially allowed to assign Consumer Loans under either program. Dealer-partners that elected the deferred option during this period are only granted access to the Purchase Program after the first Portfolio Profit Express payment has been made under the Portfolio Program. For all dealer-partners enrolling in our programs after August 31, 2008, access to the Purchase Program is only granted after the first Portfolio Profit Express payment has been made under the Portfolio Program.
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
     Dealer-partners have an opportunity to receive Portfolio Profit Express at the time a pool of 100 or more Consumer Loans is closed. The amount paid to the dealer-partner is calculated using a formula that considers the forecasted collections and the advance balance on the closed pool. If the collections on Consumer Loans from a dealer-partner’s pool are not sufficient to repay the advance balance, the dealer-partner will not receive dealer holdback.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
2. DESCRIPTION OF BUSINESS – (Concluded)
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
3. SIGNIFICANT ACCOUNTING POLICIES
Restricted Cash and Cash Equivalents
     The carrying amount of restricted cash and cash equivalents approximate their fair value due to the short maturity of these instruments. The following table summarizes restricted cash and cash equivalents:

	As of	As of
	September 30,	December 31,
	2008	2007
(in thousands)
Cash collections related to secured financings	$55,082	$42,518
Cash held in trusts for future vehicle service contract claims (1)	27,911	18,266
Cash held in escrow related to settlement of class action lawsuit	—	13,318

Total restricted cash and cash equivalents	$82,993	$74,102

(1)	The claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.
Deferred Debt Issuance Costs
     As of September 30, 2008 and December 31, 2007, deferred debt issuance costs were $4.7 million (net of accumulated amortization of $4.7 million) and $3.3 million (net of accumulated amortization of $2.0 million), respectively, and are included in other assets in the consolidated balance sheets. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.

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
     Fair Value Option for Financial Assets and Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically exempted from SFAS 159) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, we have not elected to measure any financial assets or liabilities at fair value under SFAS 159.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE
A summary of changes in Loans receivable is as follows (in thousands):

	Three Months Ended September 30, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$859,691	$284,718	$1,144,409
New loans (1)	109,027	61,697	170,724
Transfers (2)	(3,472)	3,472	—
Dealer holdback payments	13,736	—	13,736
Net cash collections on loans	(122,400)	(29,398)	(151,798)
Write-offs	(21,423)	(15)	(21,438)
Recoveries	—	3	3
Other	(8)	—	(8)
Currency translation	(37)	—	(37)

Balance, end of period	$835,114	$320,477	$1,155,591

	Three Months Ended September 30, 2007
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$813,192	$60,249	$873,441
New loans (1)	101,205	39,481	140,686
Transfers (2)	(1,731)	1,731	—
Dealer holdback payments	16,661	—	16,661
Net cash collections on loans	(130,958)	(8,850)	(139,808)
Write-offs	(4,956)	(13)	(4,969)
Recoveries	—	5	5
Other	(86)	—	(86)
Currency translation	103	—	103

Balance, end of period	$793,430	$92,603	$886,033

	Nine Months Ended September 30, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$804,245	$140,453	$944,698
New loans (1)	430,423	246,971	677,394
Transfers (2)	(5,571)	5,571	—
Dealer holdback payments	46,482	—	46,482
Net cash collections on loans	(393,851)	(72,502)	(466,353)
Write-offs	(46,519)	(34)	(46,553)
Recoveries	—	18	18
Other	(10)	—	(10)
Currency translation	(85)	—	(85)

Balance, end of period	$835,114	$320,477	$1,155,591

	Nine Months Ended September 30, 2007
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$724,645	$29,926	$754,571
New loans (1)	453,413	81,395	534,808
Transfers (2)	(3,710)	3,710	—
Dealer holdback payments	55,610	—	55,610
Net cash collections on loans	(424,778)	(22,279)	(447,057)
Write-offs	(12,139)	(173)	(12,312)
Recoveries	—	24	24
Other	140	—	140
Currency translation	249	—	249

Balance, end of period	$793,430	$92,603	$886,033

(1)	New Dealer Loans includes advances to dealer-partners and Portfolio Profit Express.

(2)	Transfers relate to Dealer Loans that are now considered to be Purchased Loans when we exercise our right to the dealer holdback of certain dealer-partners’ Consumer Loans once they are inactive and have originated less than 100 Consumer Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE – (Continued)
A summary of changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$125,814	$6,445	$132,259
Provision for credit losses (1)	5,122	3,268	8,390
Write-offs	(21,423)	(15)	(21,438)
Recoveries	—	3	3
Currency translation	(30)	—	(30)

Balance, end of period	$109,483	$9,701	$119,184

	Three Months Ended September 30, 2007
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$128,425	$857	$129,282
Provision for credit losses (2)	5,505	126	5,631
Write-offs	(4,956)	(13)	(4,969)
Recoveries	—	5	5
Currency translation	88	—	88

Balance, end of period	$129,062	$975	$130,037

	Nine Months Ended September 30, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$133,201	$944	$134,145
Provision for credit losses (3)	22,878	8,773	31,651
Write-offs	(46,519)	(34)	(46,553)
Recoveries	—	18	18
Currency translation	(77)	—	(77)

Balance, end of period	$109,483	$9,701	$119,184

	Nine Months Ended September 30, 2007
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$127,881	$910	$128,791
Provision for credit losses (4)	13,108	214	13,322
Write-offs	(12,139)	(173)	(12,312)
Recoveries	—	24	24
Currency translation	212	—	212

Balance, end of period	$129,062	$975	$130,037

(1)	Does not include a provision for credit losses of $(11) related to other items.

(2)	Does not include a provision for credit losses of $300 related to other items.

(3)	Does not include a provision for credit losses of $141 related to other items.

(4)	Does not include a provision for credit losses of $280 related to other items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE – (Concluded)
     The increase in the provision for credit losses for the nine months ended September 30, 2008 compared to the same period in the prior year was primarily due to a reduction in estimated future collection rates during the second quarter of 2008. Our forecast as of March 31, 2008 assumed that Loans within our current portfolio would produce similar collection rates as produced by historical Loans with the same attributes and we expected net cash flows of $1.3 billion from our Loan portfolio. During the second quarter of 2008, we modified our forecasting methodology which now assumes that Loans originated in 2006, 2007 and 2008 will perform 100 to 300 basis points lower than historical Loans with the same attributes. As a result we reduced our estimate of future cash flows on these same Loans by $22.2 million, or 1.7%. Of the total reduction, $20.8 million was recorded as provision for credit losses during the second quarter of 2008. This new expectation is consistent with recent experience and included both the lower realized collection rates experienced during the second quarter of 2008 as well as lower expected recoveries on repossession sales as a result of a decline in used vehicle values that occurred during the second quarter of 2008. We did not modify our forecast related to 2005 and prior Loans as these Loans continue to perform as expected.
     During the first quarter of 2008, in conjunction with our implementation of a new forecasting methodology, we reevaluated our forecast of future collections on old, fully-reserved Dealer Loans. As a result, we wrote off $22.7 million of Dealer Loans and the related allowance for credit losses as we were no longer forecasting any future collections on these Dealer Loans. This write-off had no impact on net income for the first quarter of 2008 as all of these Dealer Loans were fully-reserved. During the third quarter of 2008, we wrote off $16.5 million of Loans to one individual dealer-partner in accordance with our write-off policy as we were no longer forecasting any future collections on these Loans. This dealer-partner has not assigned any Consumer Loans to us for several years. As of June 30, 2008 and December 31, 2007, we had an allowance for credit losses of $16.4 million and $16.2 million, respectively, on Loans to this dealer-partner.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
5. DEBT
     We currently use four primary sources of debt financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) revolving secured warehouse facilities with institutional investors; (iii) SEC Rule 144A asset-backed secured financings (“Term ABS 144A”) with qualified institutional investors; and (iv) a residual credit facility with an institutional investor. General information for each of our financing transactions in place as of September 30, 2008 is as follows (dollars in thousands):

	Wholly owned	Issue		Revolving Maturity	Financing	Interest Rate at
Financings	Subsidiary (1)	Number	Close Date	Date	Amount	September 30, 2008
Revolving Line of Credit	n/a	n/a	January 25, 2008	June 22, 2010	$153,500	At the Company’s option, either Eurodollar rate plus 125 basis points (5.18%) or the prime rate minus 105 basis points (3.95%)

Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding Corp. II	2003-2	August 27, 2008	August 26, 2009	$325,000	Commercial paper rate plus 100 basis points (4.36%) or LIBOR plus 200 basis points (5.93%) (4)

Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding III, LLC	2008-2	May 27, 2008	May 23, 2010	$50,000	Commercial paper rate plus 77.5 basis points (4.14%) or LIBOR plus 177.5 basis points (5.70%) (4)

Term ABS 144A 2006-2 (1)	Credit Acceptance Funding LLC 2006-2	2006-2	November 21, 2006	November 15, 2007 (2)	$100,000	Fixed rate (5.38%)

Term ABS 144A 2007-1 (1)	Credit Acceptance Funding LLC 2007-1	2007-1	April 12, 2007	April 15, 2008 (2)	$100,000	Fixed rate (5.32%)

Term ABS 144A 2007-2 (1)	Credit Acceptance Funding LLC 2007-2	2007-2	October 29, 2007	October 15, 2008 (2)	$100,000	Fixed rate (6.22%) (3)

Term ABS 144A 2008-1 (1)	Credit Acceptance Funding LLC 2008-1	2008-1	April 18, 2008	April 15, 2009 (2)	$150,000	Fixed rate (6.37%) (3)

Residual Credit Facility (1)	Credit Acceptance Residual Funding LLC	2006-3	August 27, 2008	August 26, 2009	$50,000	LIBOR plus 350 basis points (7.43%) or the commercial paper rate plus 250 basis points (5.86%) (4)

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Loans will amortize after the revolving maturity date based on the cash flows of the contributed assets.

(3)	Includes a floating rate obligation that has been converted to a fixed rate via an interest rate swap.

(4)	The LIBOR rate is used if funding is not available from the commercial paper market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
5. DEBT – (Continued)
     Additional information related to the amounts outstanding on each facility is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revolving Line of Credit
Maximum outstanding balance	$82,900	$56,200	$128,400	$70,200
Average outstanding balance	56,282	39,699	59,038	41,286

Revolving Secured Warehouse Facility (2003-2) (1)
Maximum outstanding balance	$264,061	$261,000	$297,211	$293,500
Average outstanding balance	258,743	234,933	262,398	221,996

Revolving Secured Warehouse Facility (2008-2)
Maximum outstanding balance	$50,000	$—	$50,000	$—
Average outstanding balance	50,000	—	50,000	—

(1)	Includes amounts owing after February 12, 2008 to an institutional investor that did not renew their participation in the facility. The amount due did not reduce the amount available on the Warehouse Facility. See “Revolving Secured Warehouse Facilities” for additional information.

	As of September 30,	As of December 31,
	2008	2007
Revolving Line of Credit
Balance outstanding	$82,900	$36,300
Letter(s) of credit	55	173
Amount available for borrowing	70,545	38,527
Interest rate	3.35%	5.60%

Revolving Secured Warehouse Facility (2003-2)
Balance outstanding	$246,000	$198,100
Amount available for borrowing	79,000	226,900
Contributed eligible Loans	324,123	254,294
Interest rate	4.36%	5.76%

Revolving Secured Warehouse Facility (2008-2)
Balance outstanding	$50,000	$—
Amount available for borrowing	—	—
Contributed eligible Loans	62,516	—
Interest rate	5.70%	—

Term ABS 144A 2006-2
Balance outstanding	$—	$89,965
Contributed eligible Dealer Loans	—	129,950
Interest rate	—	5.38%

Term ABS 144A 2007-1
Balance outstanding	$56,429	$100,000
Contributed eligible Dealer Loans	101,520	130,841
Interest rate	5.32%	5.32%

Term ABS 144A 2007-2
Balance outstanding	$100,000	$100,000
Contributed eligible Dealer Loans	125,008	132,695
Interest rate	6.22%	6.22%

Term ABS 144A 2008-1
Balance outstanding	$150,000	$—
Contributed eligible Loans	189,342	—
Interest rate	6.37%	—

Residual Credit Facility
Balance outstanding	$—	$—
Certificate Pledged	—	28,513
Interest rate	5.86%	6.56%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
5. DEBT – (Continued)
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
     During the first quarter of 2008, we extended the maturity of the $325.0 million facility from February 13, 2008 to February 11, 2009. The amount of the facility was reduced from $425.0 million to $325.0 million. The reduction in the amount of the facility is due to one of the two institutional investors (the “Nonextending Investor”) not renewing their participation in the facility. The amount owing to the Nonextending Investor has been reduced to zero. During the third quarter of 2008, we extended the maturity of the $325.0 million facility from February 11, 2009 to August 26, 2009 and increased the interest rate on borrowings under the facility from a floating rate equal to the commercial paper rate plus 65 basis points, to the commercial paper rate plus 100 basis points.
     The $325.0 million facility requires that certain amounts outstanding under the facility be refinanced within 360 days of the most recent refinancing. The most recent refinancing occurred in October of 2008. If such refinancing does not occur, the facility will cease to revolve, will amortize as collections are received and, at the option of the institutional investor, may be subject to acceleration and foreclosure.
     During the second quarter of 2008, we entered into a $50.0 million revolving warehouse facility with an institutional investor. This facility was fully drawn as of September 30, 2008.
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
     The subsidiaries are liable for any amounts due under the applicable facility. Even though the subsidiaries and the Company are consolidated for financial reporting purposes, the financing is non-recourse to us. As the subsidiaries are organized as separate legal entities from the Company, assets of the subsidiaries (including the conveyed Loans) will not be available to satisfy the general obligations of the Company. All of each subsidiaries’ assets have been encumbered to secure its obligations to its respective creditors.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
5. DEBT – (Continued)
Term ABS 144A Financings
     In 2007 and 2008, three of our wholly owned subsidiaries (the “Funding LLCs”), each completed a secured financing transaction. In connection with these transactions, we conveyed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC conveyed the Loans to a respective trust that issued notes to qualified institutional investors. Financial insurance policies were issued in connection with the 2007 transactions. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. In the 2007 transactions, the notes were initially rated “Aaa” by Moody’s Investor Service (“Moody’s”) and “AAA” by Standard & Poor’s Rating Services (“S&P”) based upon the financial insurance policy. Due to downgrades in the debt ratings of the insurers, at September 30, 2008 the 2007 transactions were rated “A-” by S&P and “A3” by “Moody’s. The 2008 transaction was rated “A” by S&P.
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
     The table below sets forth certain additional details regarding the outstanding Term ABS 144A Financings (dollars in thousands):

			Net Book Value of Dealer		Expected
Term ABS 144A	Issue		Loans Conveyed at		Annualized
Financing	Number	Close Date	Closing	Revolving Period	Rates (1)
Term ABS 144A 2007-1	2007-1	April 12, 2007	$125,700	12 months (Through April 15, 2008)	7.2%

Term ABS 144A 2007-2	2007-2	October 29, 2007	$125,000	12 months (Through October 15, 2008)	8.0%

Term ABS 144A 2008-1	2008-1	April 18, 2008	$86,615	12 months (Through April 15, 2009)	6.9%

(1)	Includes underwriter’s fees, insurance premiums and other costs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
5. DEBT – (Concluded)
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
     During the third quarter of 2008, we extended the maturity of the facility from September 9, 2008 to August 26, 2009 and increased the interest rate on borrowings under the facility from a floating rate equal to the commercial paper rate plus 145 basis points, to the commercial paper rate plus 250 basis points.
Debt Covenants
     As of September 30, 2008, we are in compliance with various restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of our assets to debt and a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges. The covenants also limit the maximum ratio of our funded debt to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1.00 for the two most recently ended fiscal quarters. Some of the debt covenants may indirectly limit the payment of dividends on common stock.
6. DERIVATIVE INSTRUMENTS
     Interest Rate Caps. We purchase interest rate cap agreements to manage the interest rate risk on our $325.0 million and $50.0 million revolving secured warehouse facilities. As we have not designated these agreements as hedges as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, changes in the fair value of these agreements will increase or decrease net income.
     As of September 30, 2008, seven interest rate cap agreements with various maturities between July 2009 and February 2011 were outstanding with a cap rate of 6.75% and a fair value of $0.1 million. As of December 31, 2007, four interest rate cap agreements with various maturities between May 2008 and June 2010 were outstanding with a cap rate of 6.75% and a fair value of $6,000.
     Interest Rate Swaps. As of September 30, 2008 we had $106.4 million in fixed rate debt, and $200.0 million in floating rate debt outstanding under Term ABS 144A asset-backed secured borrowings. We have entered into two interest rate swaps to convert $50.0 million and $150.0 million in floating rate Term ABS 144A asset-backed secured borrowings into fixed rate debt bearing a rate of 6.28% and 6.37%, respectively. The fair value of the interest rate swaps is based on quoted prices for similar instruments in active markets, which are influenced by a number of factors, including interest rates, amount of debt outstanding, and number of months until maturity. As we have not designated the interest rate swap related to the $50.0 million in floating rate debt as a hedge as defined under SFAS 133, changes in the fair value of this swap will increase or decrease interest expense. For the three and nine months ended September 30, 2008, the impact on interest expense was ($0.3) million and approximately ($38,000), respectively. As of September 30, 2008, the interest rate swap had a fair value of ($0.4) million.
     We have designated the interest rate swap related to the $150.0 million floating rate debt as a cash flow hedge as defined under SFAS 133. The effective portion of changes in the fair value will be recorded in other comprehensive income, net of income taxes, and the ineffective portion of changes in fair value will be recorded in interest expense. There has been no such ineffectiveness since the inception of this hedge through the third quarter of 2008. For the three and nine months ended September 30, 2008, the impact on other comprehensive income, net of tax, was approximately $40,000 and ($0.2) million, respectively. As of September 30, 2008, the interest rate swap had a fair value of ($0.3) million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
6. DERIVATIVE INSTRUMENTS – (Concluded)
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
     At September 30, 2008, we had minimal exposure to credit loss on the interest rate swaps. We do not believe that any reasonably likely change in interest rates would have a materially adverse effect on our financial position, our results of operations or our cash flows.
     We recognize our derivative financial instruments as either other assets or accounts payable and accrued liabilities on our consolidated balance sheets.
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
Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the asset or liability.
     The following table provides the fair value measurements of applicable assets and liabilities as of September 30, 2008 (in thousands):

			Total
	Level 1	Level 2	Fair Value
Assets
Restricted securities available for sale	$3,933	$—	$3,933
Derivative instruments	—	92	92

Liabilities
Derivative instruments	$—	$701	$701

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
8. RELATED PARTY TRANSACTIONS
     In the normal course of our business, we have Dealer Loans with affiliated dealer-partners owned or controlled by: (i) our majority shareholder and Chairman; and (ii) a member of the Chairman’s immediate family. Our Dealer Loans to affiliated dealer-partners and non-affiliated dealer-partners are on the same terms.
     Affiliated Dealer Loan balances were $16.1 million as of September 30, 2008 and December 31, 2007. Affiliated Dealer Loan balances were 1.9% and 2.0% of total consolidated Dealer Loan balances as of September 30, 2008 and December 31, 2007, respectively. A summary of related party Dealer Loan activity is as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007
	Affiliated		Affiliated
	dealer-partner	% of	dealer-partner	% of
	activity	consolidated	activity	consolidated
New loans	$2,217	2.0%	$1,644	1.6%

Affiliated dealer-partner revenue	$1,024	1.9%	$1,090	2.2%

Dealer holdback payments	$530	3.9%	$344	2.1%

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
	Affiliated		Affiliated
	dealer-partner	% of	dealer-partner	% of
	activity	consolidated	activity	consolidated
New loans	$8,736	2.0%	$8,202	1.8%

Affiliated dealer-partner revenue	$3,036	1.9%	$3,503	2.4%

Dealer holdback payments	$1,660	3.6%	$1,367	2.5%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
9. CAPITAL TRANSACTIONS
     Net Income Per Share
     Basic net income per share has been computed by dividing net income by the basic number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of common and common equivalent shares outstanding using the treasury stock method. The share effect is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average common and common equivalent shares outstanding:
Basic number of common shares outstanding	30,310,053	30,015,048	30,223,586	30,069,639

Dilutive effect of stock options	591,667	1,056,255	654,531	1,102,069
Dilutive effect of unvested time based restricted stock	62,735	68,309	56,349	57,185
Dilutive effect of vested performance based restricted stock units	60,000	—	60,000	—

Dilutive number of common and common equivalent shares outstanding	31,024,455	31,139,612	30,994,466	31,228,893

     There were no stock options or restricted stock that would be anti-dilutive for the three and nine months ended September 30, 2008 and 2007.
     Stock Compensation Plans
     Pursuant to our Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on May 13, 2004, we reserved 1.0 million shares of our common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014. Shares available for future grants under the Incentive Plan totaled 429,757 as of September 30, 2008.
     Below is a summary of the activity under the Incentive Plan for the nine months ended September 30, 2008 and 2007:

Restricted Stock	Number of Shares
Outstanding as of December 31, 2007	201,872
Granted	80,123
Vested	(20,198)
Forfeited	(12,560)

Outstanding as of September 30, 2008	249,237

Restricted Stock	Number of Shares
Outstanding as of December 31, 2006	146,028
Granted	56,669
Vested	(708)
Forfeited	(17)

Outstanding as of September 30, 2007	201,972

     On February 22, 2007, the compensation committee approved an award of 300,000 restricted stock units to our Chief Executive Officer. Each restricted stock unit represents and has a value equal to one share of our common stock. The restricted stock units will be earned over a five year period based upon the annual increase in our adjusted economic profit. Any earned shares will be distributed on February 22, 2014. As of September 30, 2008, 60,000 restricted stock units have been earned.
     Expenses related to restricted stock grants and the award of restricted stock units is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Restricted stock compensation expense	$483	$(309)	$1,194	$129
Restricted stock units compensation expense	537	771	1,634	2,175

Total expense	$1,020	$462	$2,828	$2,304

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
9. CAPITAL TRANSACTIONS – (Concluded)
     On October 2, 2008, the compensation committee approved an award of 100,000 restricted stock units to our President. Each restricted stock unit represents and has a value equal to one share of our common stock. The restricted stock units will be earned over a five year period based upon the annual increase in our adjusted economic profit. Any earned shares will be distributed on February 22, 2016.
10. BUSINESS SEGMENT INFORMATION
     We have two reportable business segments: United States and Other. The United States segment primarily consists of the United States automobile financing business. We are currently liquidating all businesses classified in the Other segment.
     Selected segment information is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
United States	$80,101	$61,031	$225,856	$176,593
Other	6	27	34	102

Total revenue	$80,107	$61,058	$225,890	$176,695

Income (loss) from continuing operations before provision for income taxes:
United States	$32,968	$21,302	$77,260	$64,550
Other	(31)	84	(141)	186

Total income from continuing operations before provision for income taxes	$32,937	$21,386	$77,119	$64,736

	As of	As of
	September 30, 2008	December 31, 2007
Segment Assets
United States	$1,169,385	$940,307
Other	971	1,875

Total Assets	$1,170,356	$942,182

11. COMPREHENSIVE INCOME
     Our comprehensive income information is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$20,657	$14,742	$48,621	$42,432
Unrealized (loss) gain on securities available for sale, net of tax	(37)	24	(32)	28
Unrealized gain (loss) on interest rate swap, net of tax	40	—	(166)	—

Comprehensive income	$20,660	$14,766	$48,423	$42,460

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
     Our strategy for accessing the capital required to grow is to: (i) maintain consistent financial performance, (ii) maintain modest financial leverage, and (iii) maintain multiple funding sources. At September 30, 2008 our funded debt to equity ratio is 2.2:1. We currently use four primary sources of debt financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) revolving secured warehouse facilities with institutional investors; (iii) SEC Rule 144A asset-backed secured borrowings (“Term ABS 144A”) with qualified institutional investors; and (iv) a residual credit facility with an institutional investor.
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
Consumer Loan Performance
     The following table compares our forecast of Consumer Loan collection rates as of September 30, 2008, with the forecasts as of June 30, 2008, as of December 31, 2007, and at the time of assignment, segmented by year of assignment:

Loan	Forecasted Collection Percentage as of				Variance in Forecasted Collection Percentage from
Assignment	September 30,	June 30,	December 31,	Initial	June 30,	December 31,	Initial
Year	2008	2008	2007 (1)	Forecast	2008	2007	Forecast
1999	72.1%	72.1%	72.0%	73.6%	0.0%	0.1%	-1.5%
2000	72.5%	72.5%	72.4%	72.8%	0.0%	0.1%	-0.3%
2001	67.4%	67.4%	67.3%	70.4%	0.0%	0.1%	-3.0%
2002	70.4%	70.4%	70.6%	67.9%	0.0%	-0.2%	2.5%
2003	73.9%	74.0%	74.1%	72.0%	-0.1%	-0.2%	1.9%
2004	73.5%	73.5%	73.5%	73.0%	0.0%	0.0%	0.5%
2005	74.1%	74.1%	73.8%	74.0%	0.0%	0.3%	0.1%
2006	70.3%	70.2%	70.9%	71.4%	0.1%	-0.6%	-1.1%
2007	68.2%	68.2%	71.1%	70.7%	0.0%	-2.9%	-2.5%
2008	68.2%	69.0%	—	69.7%	-0.8%	—	-1.5%

(1)	These forecasted collection percentages differ from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007 and our 2007 earnings release as they have been revised for a new methodology for forecasting future collections on Loans that we implemented during the first quarter of 2008.
     We forecast future Loan cash flows by comparing Loans in our current portfolio to historical Loans with the same attributes. The attributes include both variables captured at Loan origination like credit bureau data, application data, Loan data and vehicle data as well as variables captured subsequent to Loan origination such as collection and delinquency data. Our forecast as of March 31, 2008 assumed that Loans within our current portfolio would produce similar collection rates as produced by historical Loans with the same attributes. During the second quarter of 2008, we modified our forecasting methodology, which now assumes that Loans originated in 2006, 2007 and 2008 will perform 100 to 300 basis points worse than historical Loans with the same attributes.

     During the third quarter, actual Loan performance for 2007 and prior originations was consistent with our revised forecast. As a result, forecasted collection rates on 2007 and prior Loans remained consistent with our forecasts for these same Loans three months ago. Actual Loan performance was slightly worse than expected for 2008 originations. As a result, the table above shows a decline in the forecasted collection rate for 2008 Loans from 69.0% to 68.2%. The forecasted collection rate for 2008 Loans as of September 30, 2008 includes both Loans that were in our portfolio as of June 30, 2008 and Loans received during the most recent quarter. The following table summarizes the change in our forecast for each of these segments:

	Forecasted Collection Percentage as of
	September 30,	June 30,
2008 Loan Assignment Period	2008	2008	Variance
January 1, 2008 through June 30, 2008	68.3%	69.0%	-0.7%
July 1, 2008 through September 30, 2008	68.0%	—	—
     As a result of the current economic uncertainty, we are cautious about our forecasts of future collection percentages. However, we believe our current estimates are reasonable for the following reasons:
•	Our forecasts start with the assumption that Loans in our current portfolio will perform like historical Loans with similar attributes.

•	We reduced our forecasts during the second quarter on Loans originated in 2006 through 2008 by 100 to 300 basis points based on recent trends and a concern about the worsening economic environment.

•	Actual Loan performance during the third quarter was consistent with our forecast as of June 30, 2008 for Loans originated in 2007 and prior periods.

•	Actual Loan performance during the third quarter was slightly below our forecast as of June 30, 2008 for Loans originated during the first six months of 2008, and our forecasted collection rate for these Loans was reduced accordingly.

•	We have reduced the forecasted collection rate used at Loan inception to price new Loan originations. As of September 1, 2008, the forecasted collection rate used at Loan inception is approximately 300 basis points lower than identical Loans originated a year ago.

•	Our current forecasting methodology, when applied against historical data, produces a consistent result as the Loans age.
     If the economic environment continues to deteriorate, our Loan collection rates may continue to decline. Knowing this, we set prices at Loan inception to increase the likelihood of achieving an acceptable return on capital, even if collection results are worse than we currently forecast. A 100 basis point change in the collection rate impacts the after-tax return on capital by approximately 30 basis points for Dealer Loans, and approximately 65 basis points for Purchased Loans.
     Since the cash flows available to repay Loans are generated, in most cases, from the underlying Consumer Loans, the performance of the Consumer Loans is critical to our financial results. The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2008. Payments of dealer holdback and Portfolio Profit Express are not included in the advance percentage paid to the dealer-partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of September 30, 2008
	Forecasted			% of Forecast
Loan Assignment Year	Collection %	Advance %	Spread %	Realized
1999	72.1%	48.7%	23.4%	99.6%
2000	72.5%	47.9%	24.6%	99.2%
2001	67.4%	46.0%	21.4%	98.7%
2002	70.4%	42.2%	28.2%	98.3%
2003	73.9%	43.4%	30.5%	97.8%
2004	73.5%	44.0%	29.5%	96.7%
2005	74.1%	46.9%	27.2%	94.0%
2006	70.3%	46.6%	23.7%	78.5%
2007	68.2%	46.5%	21.7%	48.1%
2008	68.2%	44.9%	23.3%	15.1%
     The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), and the spread (the forecasted collection rate less the advance rate) as of September 30, 2008 for Purchased Loans and Dealer Loans separately:

		Forecasted
	Loan Assignment Year	Collection %	Advance %	Spread %
Purchased loans	2007	68.0%	48.9%	19.1%
	2008	67.5%	47.2%	20.3%

Dealer loans	2007	68.2%	45.9%	22.3%
	2008	68.6%	43.7%	24.9%
     Although the advance rate on Purchased Loans is higher as compared to the advance rate on Dealer Loans, Purchased Loans do not require us to pay dealer holdback. The increase in the spread between the forecasted collection rate and the advance rate occurred as a result of pricing changes implemented during the first nine months of 2008.
     The following table summarizes Consumer Loan dollar growth in each of the last seven quarters compared with the same period in the previous year:

Year over Year
Growth in Consumer Loan Dollar Volume
Three Months Ended	% Change
March 31, 2007	41.1%
June 30, 2007	43.9%
September 30, 2007	2.2%
December 31, 2007	23.3%
March 31, 2008	28.5%
June 30, 2008	40.6%
September 30, 2008	27.5%
     Unit volume and dollar volume grew at roughly the same rate during the third quarter of 2008 due to various pricing changes implemented at the end of the second quarter and in the third quarter of 2008 that have reduced the average loan size.

     The following table summarizes key information regarding Purchased Loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
New Purchased Loan unit volume as a percentage of total unit volume	30.8%	25.5%	31.6%	14.0%

Net Purchased Loan receivable balance as a percentage of the total net receivable balance as of the end of the period	30.0%	12.1%	30.0%	12.1%

Results of Operations
     Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007
     The following is a discussion of our results of operations and income statement data on a consolidated basis.

	Three Months		Three Months
	Ended		Ended
	September 30,	% of	September 30,	% of
	2008	Revenue	2007	Revenue
(Dollars in thousands, except per share data)
Revenue:
Finance charges	$75,617	94.4%	$56,743	92.9%
Other income	4,490	5.6	4,315	7.1

Total revenue	80,107	100.0	61,058	100.0
Costs and expenses:
Salaries and wages	16,766	20.9	13,620	22.3
General and administrative	6,975	8.7	7,266	11.9
Sales and marketing	4,088	5.1	3,835	6.3
Provision for credit losses	8,383	10.5	5,931	9.7
Interest	10,954	13.7	9,030	14.8
Other expense	2	—	16	—

Total costs and expenses	47,168	58.9	39,698	65.0

Operating income	32,939	41.1	21,360	35.0
Foreign currency (loss) gain	(2)	—	26	—

Income from continuing operations before provision for income taxes	32,937	41.1	21,386	35.0
Provision for income taxes	12,606	15.7	7,917	13.0

Income from continuing operations	20,331	25.4	13,469	22.0

Discontinued operations
Gain (loss) from discontinued United Kingdom operations	504	0.6	(9)	—
Provision (credit) for income taxes	178	0.2	(1,282)	(2.1)

Gain from discontinued operations	326	0.4	1,273	2.1

Net income	$20,657	25.8%	$14,742	24.1%

Net income per common share:
Basic	$0.68		$0.49

Diluted	$0.67		$0.47

Income from continuing operations per common share:
Basic	$0.67		$0.45

Diluted	$0.66		$0.43

Gain from discontinued operations per common share:
Basic	$0.01		$0.04

Diluted	$0.01		$0.04

Weighted average shares outstanding:
Basic	30,310,053		30,015,048
Diluted	31,024,455		31,139,612

	Nine Months		Nine Months
	Ended		Ended
	September 30,	% of	September 30,	% of
	2008	Revenue	2007	Revenue
(Dollars in thousands, except per share data)
Revenue:
Finance charges	$210,119	93.0%	$162,240	91.8%
Other income	15,771	7.0	14,455	8.2

Total revenue	225,890	100.0	176,695	100.0
Costs and expenses:
Salaries and wages	51,205	22.7	38,573	21.8
General and administrative	20,726	9.2	20,542	11.6
Sales and marketing	13,272	5.9	12,451	7.0
Provision for credit losses	31,792	14.1	13,602	7.7
Interest	31,702	14.0	26,781	15.2
Other expense	59	—	74	—

Total costs and expenses	148,756	65.9	112,023	63.3

Operating income	77,134	34.1	64,672	36.7
Foreign currency (loss) gain	(15)	—	64	—

Income from continuing operations before provision for income taxes	77,119	34.1	64,736	36.6
Provision for income taxes	28,828	12.8	23,387	13.2

Income from continuing operations	48,291	21.3	41,349	23.5

Discontinued operations
Gain (loss) from discontinued United Kingdom operations	548	0.2	(280)	(0.2)
Provision (credit) for income taxes	218	0.1	(1,363)	(0.7)

Gain from discontinued operations	330	0.1	1,083	0.5

Net income	$48,621	21.4%	$42,432	24.0%

Net income per common share:
Basic	$1.61		$1.41

Diluted	$1.57		$1.36

Income from continuing operations per common share:
Basic	$1.60		$1.38

Diluted	$1.56		$1.32

Gain from discontinued operations per common share:
Basic	$0.01		$0.04

Diluted	$0.01		$0.03

Weighted average shares outstanding:
Basic	30,223,586		30,069,639
Diluted	30,994,466		31,228,893

Continuing Operations
     Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007
     The following table highlights changes for the three and nine months ended September 30, 2008, as compared to the same periods in 2007:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Income from continuing operations	50.9%	16.8%

Finance charges	33.3%	29.5%

Average outstanding balance of Loan portfolio	37.7%	35.0%

Average yield on Loan portfolio	-1.1%	-1.5%

Operating expenses	12.6%	19.1%

Provision for credit losses	41.3%	133.7%
     Income from continuing operations increased for the three and nine months ended September 30, 2008 primarily due to the Company being able to achieve operating expense efficiencies while growing the Loan portfolio. The increase in the average outstanding balance of our Loan portfolio has resulted in an increase in finance charges, partially offset by a decrease in the average yield on our Loan portfolio. The average outstanding balance of our Loan portfolio increased due to increases in both the number of active dealer-partners on our program and volume per active dealer-partner. The average yield on our Loan portfolio decreased primarily due to the continued impact of pricing changes made during 2006 and early 2007 in response to a difficult competitive environment, which also caused finance charges to grow slower than the average outstanding balance of our Loan portfolio.
     For the three months ended September 30, 2008, income from continuing operations grew faster than finance charges, which was caused by slower growth in operating expenses due to efficiencies gained. For the nine months ended September 30, 2008, income from continuing operations grew slower than finance charges due to additional provision for credit losses recorded during the second quarter of 2008 resulting from lower than expected collection results and a reduction in forecasted future collection rates. The additional provision for credit losses was offset by slower growth in operating expenses.
     The following table summarizes the changes in active dealer-partners and corresponding Consumer Loan unit volume:

	Three Months Ended September 30,
	2008	2007	% Change
Consumer Loan unit volume	27,636	21,784	26.9
Active dealer-partners (1)	2,270	1,953	16.2

Average volume per active dealer-partner	12.2	11.2	8.9

Consumer Loan unit volume from dealer-partners active both periods	18,393	17,293	6.4
Dealer-partners active both periods	1,244	1,244	—

Average volume per dealer-partner active both periods	14.8	13.9	6.4

Consumer Loan unit volume from new dealer-partners	1,792	1,190	50.6
New active dealer-partners (2)	300	258	16.3

Average volume per new active dealer-partner	6.0	4.6	30.4

Attrition (3)	20.6%	19.5%

(1)	Active dealer-partners are dealer-partners who have received funding for at least one Loan during the period.

(2)	New active dealer-partners are dealer-partners who enrolled in our program and have received funding for their first Loan from us during the periods presented.

(3)	Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from dealer-partners who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.
     Other Income. The following table highlights the changes, as a percentage of revenue, of other income for the three and nine months ended September 30, 2008, as compared to the same periods in 2007:

	Three Months Ended	Nine Months Ended
Percentage of Revenue, September 30, 2007	7.1%	8.2%
Interest income on secured financings	-0.4%	-0.5%
Income from dealer support programs	-0.2%	-0.5%
Profit-sharing payments	0.0%	0.8%
Other	-0.9%	-1.0%

Percentage of Revenue, September 30, 2008	5.6%	7.0%

     The decrease in other income was primarily a result of:
•	Decreased interest income on secured financings due to a decrease in interest rates earned on cash investments relating to secured financing transactions.

•	Decreased income from dealer support programs due to the discontinuance of certain dealer-partner support programs.
     The decreases above, for the nine months ended September 30, 2008, were offset by the following:
•	An increase in annual profit-sharing payments received during the first quarter of 2008 from third party vehicle service contract and guaranteed asset protection providers. Since we have only received these payments since 2007, the amounts of these payments are currently not estimable due to a lack of historical information. As a result, the revenue related to these payments is recognized in the period the payments are received. For the nine months ended September 30, 2008 we received a total of $2.9 million in profit sharing-payments compared to $1.2 million in payments received in the same period of 2007.
     Salaries and Wages. For the three months ended September 30, 2008, salaries and wages expense, as a percentage of revenue, decreased from 22.3% to 20.9%, as compared to the same period in 2007. Salaries and wages expense can be categorized into originations, servicing and support functions. Salaries and wages expense related to originations and servicing grew slower than revenue, while support expenses grew faster than revenue, due to the following:
•	Origination expenses decreased primarily due to operating efficiencies gained in our dealer-partner service center.

•	Servicing expenses decreased primarily due to higher average Loan balances.

•	Support expenses increased primarily due to spending in Information Technology.
     For the nine months ended September 30, 2008, salaries and wages expense, as a percentage of revenue, increased from 21.8% to 22.7%, as compared to the same period in 2007. Salaries and wages expense related to servicing remained consistent, as a percentage of revenue, while originations and support grew faster than revenue, due to the following:
•	Origination expenses increased primarily due to a smaller percentage of Loan origination costs being deferred. For Dealer Loans, certain underwriting costs are considered Loan origination costs and are deferred and expensed over the life of the loan as an adjustment to finance charge revenue while, for Purchased Loans, all underwriting costs are expensed immediately. Since Purchased Loans represent a greater proportion of Consumer Loans assigned to us, the deferral was lower for the nine months ended September 30, 2008, as compared to the same period in 2007. This increase was offset by operating efficiencies gained in our dealer-partner service center.

•	Support expenses increased primarily due to spending in Information Technology, Analytics and Finance.

     General and Administrative. The following table summarizes the change in general and administrative expenses, as a percentage of revenue, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007:

	Three Months Ended	Nine Months Ended
Percentage of Revenue, September 30, 2007	11.9%	11.6%
Data processing and consulting fees	-1.9%	-1.2%
Michigan business tax	-0.2%	-0.4%
Legal expense	-0.1%	-0.4%
Other	-1.0%	-0.4%

Percentage of Revenue, September 30, 2008	8.7%	9.2%

     The decrease, as a percentage of revenue, in general and administrative expense was primarily a result of:
•	Higher expense in 2007 related to data processing and consulting fees for investments in new systems, processes, and facilities to support growth initiatives.

•	The Michigan business tax is recorded in provision for income taxes starting in 2008 due to a change in the nature of the tax.

•	Higher legal expense in 2007 related to a legal settlement.
     Sales and Marketing. The following table shows the increases in sales and marketing expense and the unit volume of Loan originations for the three and nine months ended September 30, 2008, as compared to the same periods in 2007:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Sales and marketing expense	6.6%	6.6%

Unit volume of Loan originations	26.9%	22.0%
     The increase in sales and marketing expense is due to the increase in the unit volume of Loan originations offset by the discontinuance of certain dealer-partner support programs and lower utilization of various other dealer-partner programs.
     Provision for Credit Losses. The increase in the provision for credit losses for the three months ended September 30, 2008, as compared to the same period in 2007, was consistent with the increase in the average outstanding balance of the Loan portfolio. The increase in the provision for credit losses for the nine months ended September 30, 2008, as compared to the same period in 2007, was primarily due to a reduction in estimated future collection rates resulting from a modification of our forecasting methodology on Consumer Loans during the second quarter of 2008. The modified methodology increased the provision for credit losses as lower forecasted collection rates increased the amount of Loan impairments. For additional information, see discussion of Critical Accounting Estimates.
     Interest. The following table shows the average outstanding debt balance and the pre-tax average cost of debt for the three and nine months ended September 30, 2008, as compared to the same periods in 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Interest expense	$10,954	$9,030	$31,702	$26,781

Average outstanding debt balance	$706,637	$477,930	$659,193	$454,595

Pre-tax average cost of debt	6.4%	7.6%	6.4%	7.9%

     The increase in interest expense was primarily the result of an increase in the average outstanding debt balance from borrowings used to fund new Loans offset by a reduction in our pre-tax average cost of debt due to overall reductions in underlying market rates.
     Provision for Income Taxes. The effective tax rate increased to 38.3% for the three months ended September 30, 2008, from 37.0% for the same period in 2007. The increase for the quarter was primarily due to a decrease in the provision for uncertain state tax positions recorded in the third quarter of 2007. For the nine months ended September 30, 2008, the effective tax rate increased to 37.4%, from 36.1% in the same period of 2007. The increase was primarily due to a decrease in our reserve for uncertain tax positions recorded in 2007.

Liquidity and Capital Resources
     We need capital to fund new Loans and pay dealer holdback. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings through four primary sources of financing: (i) a revolving secured line of credit with a commercial bank syndicate; (ii) revolving secured warehouse facilities with institutional investors; (iii) SEC Rule 144A asset-backed secured borrowings (“Term ABS 144A”) with qualified institutional investors; and (iv) a residual credit facility with an institutional investor. There are various restrictive debt covenants for each source of financing and we are in compliance with those covenants as of September 30, 2008. For information regarding these financings and the covenants included in the related documents, see Note 5 to the consolidated financial statements, which are incorporated herein by reference.
     Since the beginning of 2008 we have:
•	Expanded our bank line of credit to $153.5 million and renewed to June 2010

•	Renewed our $325.0 million warehouse facility to August 2009

•	Completed a $150.0 million asset-backed secured financing with an institutional investor

•	Completed a $50.0 million two-year revolving credit facility with another institutional investor

•	Renewed our $50.0 million residual credit facility to August 2009
     Based on our available capital, we are targeting a 10% reduction in year-over-year Consumer Loan unit volume for the fourth quarter of 2008. Our target growth rate in 2009 will depend on our success in securing additional financing and renewing our existing debt facilities. If no additional capital is obtained, during the first six months of 2009, we expect to continue to target unit volumes that are approximately 10% lower than the prior year comparable period.
     In August of 2009, our $325.0 million warehouse facility and our $50.0 million residual credit facility (collectively referred to as the “maturing facilities”) mature. If we are unsuccessful in renewing the maturing facilities, and alternative financing cannot be obtained, additional reductions in Loan origination volumes will be required. Given current conditions in the credit markets, there can be no assurance that the maturing facilities will be renewed or that alternative financing will be obtained. In the event that the maturing facilities are not renewed, no further advances would be made under the maturing facilities. Assuming the Company continues to be in compliance with all debt covenants, the amount outstanding would be repaid over time as the collections on the Loans securing the maturing facilities are received.
     The following table summarizes targeted Loan origination volumes under two scenarios: (1) the maturing facilities are renewed (or replaced) but no other additional capital is obtained during 2009; and (2) no additional capital is obtained during 2009 and the maturing facilities are not renewed.

	Estimated Loan Origination Volume for the Years Ended December 31,
		2009
		Assuming Maturing	Assuming Maturing
		Facilities are Renewed	Facilities are Not Renewed
(Dollars in thousands)	2008	(or Replaced)	(or Replaced)
Loan dollar volume	$800,000	$600,000	$550,000

Average Loans receivable balance, net	$1,000,000	$1,100,000	$1,050,000
     Cash and cash equivalents increased to $0.9 million at September 30, 2008 from $0.7 million at December 31, 2007. Our total balance sheet indebtedness increased to $691.9 million at September 30, 2008 from $532.1 million at December 31, 2007. This increase was primarily a result of borrowings used to fund new Loans in 2008.

     Restricted cash and cash equivalents increased to $83.0 million at September 30, 2008 from $74.1 million at December 31, 2007. The following table summarizes restricted cash and cash equivalents:

	As of	As of
	September 30,	December 31,
(in thousands)	2008	2007
Cash collections related to secured financings	$55,082	$42,518
Cash held in trusts for future vehicle service contract claims (1)	27,911	18,266
Cash held in escrow related to settlement of class action lawsuit	—	13,318

Total restricted cash and cash equivalents	$82,993	$74,102

(1)	The claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.
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
     Restricted securities available for sale consisted of the following:

	As of September 30, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
(in thousands)	Cost	Gains	Losses	Value
US Government and agency securities	$1,137	$46	$—	$1,183
Corporate bonds	2,825	8	(83)	2,750

Total restricted securities available for sale	$3,962	$54	$(83)	$3,933

	As of December 31, 2007
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
(in thousands)	Cost	Gains	Losses	Value
US Government and agency securities	$1,584	$40	$—	$1,624
Corporate bonds	1,686	10	(30)	1,666

Total restricted securities available for sale	$3,270	$50	$(30)	$3,290

     The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2008		As of December 31, 2007
		Estimated		Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Contractual Maturity
Within one year	$755	$750	$1,096	$1,100
Over one year to five years	3,207	3,183	2,174	2,190

Total restricted securities available for sale	$3,962	$3,933	$3,270	$3,290

     Contractual Obligations
     A summary of the total future contractual obligations requiring repayments as of September 30, 2008 is as follows (in thousands):

	Payments Due by Period
		Less than
	Total	1 year	1-3 Years	3-5 Years	Other
Long-term debt, including current maturities and capital leases (1)	$691,937	$421,827	$270,110	$—	$—
Operating lease obligations	1,960	913	611	436	—
Purchase obligations (2)	537	341	196	—	—
Other long-term obligations (3)	11,223	—	—	—	11,223

Total contractual obligations (4)	$705,657	$423,081	$270,917	$436	$11,223

(1)	Long-term debt obligations included in the above table consist solely of principal repayments. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 5 to the consolidated financial statements. Based on the actual amounts outstanding under our revolving line of credit and warehouse facilities at September 30, 2008, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of September 30, 2008, interest is expected to be approximately $7.9 million during 2008; $13.3 million during 2009; and $6.6 million during 2010 and thereafter.

(2)	Purchase obligations consist solely of contractual obligations related to the information system and facilities needs of the Company.

(3)	Other long-term obligations included in the above table consist solely of reserves for uncertain tax positions recognized under FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Tax — An Interpretation of FASB Statement No. 109” (“FIN 48”).

(4)	We have contractual obligations to pay dealer holdback to our dealer-partners; however, as payments of dealer holdback are contingent upon the receipt of customer payments and the repayment of advances, these obligations are excluded from the table above.
     Based upon anticipated cash flows, management believes that cash flows from operations and its various financing alternatives will provide sufficient financing for debt maturities and for future operations, subject, as discussed above, to the need to reduce Loan originations if we are unable to renew or refinance our maturing facilities. Our ability to borrow funds may be impacted by many economic and financial market conditions. If the various financing alternatives were to become limited or unavailable to us, our operations and liquidity could be materially and adversely affected.

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
     The recognition of finance charge revenue and the allowance for credit losses involve significant estimates based on our forecast of future collections. During the first quarter of 2008, we implemented a new methodology for forecasting future collections on Consumer Loans. The new methodology increased the dollar amount of overall forecasted collections by 0.3%. While the new methodology produces overall collection rates that are very similar to those produced by the prior methodology, the new methodology utilizes a more sophisticated approach which allows us to expand the number of variables on which the forecast is based. As a result, we believe the new forecast improves the precision of our estimates in two respects: (i) the new forecast is believed to be more accurate when applied to a smaller group of Consumer Loans which allows us to forecast more accurately at the dealer pool level and more precisely measure the performance of specific segments of our portfolio and (ii) the new forecast is believed to be more sensitive to changes in Consumer Loan performance and will allow us to react more quickly to changes in Consumer Loan performance. Implementation of the new methodology resulted in a reversal of $3.4 million in provision for credit losses as higher forecasted collections reduced the amount of Loan impairment. In conjunction with our implementation of the new forecasting methodology, we reevaluated our forecast of future collections on old, fully-reserved Dealer Loans. As a result, we wrote off $22.7 million of Dealer Loans and the related allowance for credit losses as we were no longer forecasting any future collections on these Dealer Loans. This write-off had no impact on net income for the first quarter of 2008 as all of these Dealer Loans were fully-reserved.
     Our forecast of future collections as of March 31, 2008 assumed that Loans within our current portfolio would produce similar collection rates as produced by historical Loans with the same attributes and we expected net cash flows of $1.3 billion from our Loan portfolio. During the second quarter of 2008, we modified our forecasting methodology which now assumes that Loans originated in 2006, 2007 and 2008 will perform 100 to 300 basis points lower than historical Loans with the same attributes. As a result we reduced our estimate of future cash flows on these same Loans by $22.2 million, or 1.7%. Of the total reduction, $20.8 million was recorded as provision for credit losses during the second quarter of 2008. This new expectation is consistent with recent experience and included both the lower realized collection rates experienced during the second quarter of 2008 as well as lower expected recoveries on repossession sales as a result of a decline in used vehicle values that occurred during the second quarter of 2008. We did not modify our forecast related to 2005 and prior Loans as these Loans continue to perform as expected.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Forward-Looking Statements
     We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of operations. When we use any of the words “may,” “will,” “should,” “believes,” “expects,” “anticipates,” “assumes,” “forecasts,” “estimates,” “intends,” “plans”, “target” or similar expressions, we are making forward-looking statements.
     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2007, other risk factors discussed herein or listed from time to time in our reports filed with the Securities and Exchange Commission and the following:
•	Our inability to accurately forecast and estimate the amount and timing of future collections could have a material adverse effect on results of operations.

•	We may be unable to continue to access or renew funding sources and obtain capital on favorable terms needed to maintain and grow the business.

•	The conditions of the U.S. and international capital markets may adversely affect lenders the Company has relationships with, causing us to incur additional cost and reducing our sources of liquidity, which may adversely affect our financial position, liquidity and results of operations.

•	Due to increased competition from traditional financing sources and non-traditional lenders, we may not be able to compete successfully.

•	We may not be able to generate sufficient cash flow to service our outstanding debt and fund operations.

•	Requirements under credit facilities to meet financial and portfolio performance covenants.

•	Interest rate fluctuations may adversely affect our borrowing costs, profitability and liquidity.

•	The substantial regulation to which we are subject could result in potential liability.

•	Adverse changes in economic conditions, or in the automobile or finance industries or the non-prime consumer market, could adversely affect our financial position, liquidity and results of operations and our ability to enter into future financing transactions.

•	Litigation we are involved in from time to time may adversely affect our financial condition, results of operations and cash flows.

•	We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional personnel could adversely affect our ability to operate profitably.

•	Our inability to properly safeguard confidential consumer information.

•	Our operations could suffer from telecommunications or technology downtime or increased costs.

•	Natural disasters, acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations.
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

Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
October 31, 2008

INDEX OF EXHIBITS

Exhibit
No.		Description

4(f)(113)	1	Amendment No. 4 as of August 27, 2008, to the Second Amended and Restated Loan and Security Agreement, dated as of August 31, 2007 among the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, Variable Funding Capital Company, LLC, Wachovia Capital Markets, LLC and Systems & Services Technologies, Inc.

4(f)(114)	1	Second Amendment dated as of August 27, 2008, to the Certificate Funding Agreement dated September 20, 2006, among the Company, Credit Acceptance Residual Funding LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC, and Wachovia Capital Markets, LLC.

4(f)(115)	2	Amendment No. 3 dated as of July 10, 2008, to the Second Amended and Restated Loan and Security Agreement, dated as of August 31, 2007, among the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., Variable Funding Capital Company, LLC, Park Avenue Receivables Company LLC, Wachovia Capital Markets, LLC and Systems & Services Technologies, Inc.

4(f)(116)	2	Third Amendment, dated as of July 31, 2008, to Intercreditor Agreement dated as of June 10, 2002, among Comerica Bank, as collateral agent, and various lenders and note holders.

4(f)(117)	2	Fifth Amendment, dated as of July 31, 2008, to the Fourth Amended and Restated Credit Agreement, dated February 7, 2006, between Credit Acceptance Corporation, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent for the Banks.

31(a)	2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated August 29, 2008, and incorporated herein by reference.

2.	Filed herewith.