Form 10-K
period 2008-12-31
CREDIT ACCEPTANCE CORP
filed 2009-02-27
CIK 885550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of 3,667,364 shares of the Registrant’s common stock held by non-affiliates on June 30, 2008 was approximately $93.7 million. For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

At February 20, 2009, there were 30,747,018 shares of the Registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2009 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2008

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

Without our product, consumers are often unable to purchase a vehicle or they purchase an unreliable one. Further, as we report to the three national credit reporting agencies, an important ancillary benefit of our program is that we provide a significant number of our consumers with an opportunity to improve their lives by improving their credit score and move on to more traditional sources of financing.

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

We refer to dealers who participate in our programs, and share our commitment to changing consumers’ lives, as “dealer-partners”. Upon enrollment in our programs, the dealer-partner enters into a dealer servicing agreement with Credit Acceptance that defines the legal relationship between Credit Acceptance and the dealer-partner. The dealer servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on Consumer Loans from the dealer-partners to us. A consumer who does not qualify for conventional automobile financing can purchase a used vehicle from a Credit Acceptance dealer-partner and finance the purchase through us. We are an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the dealer-partner and immediately assigned to us.

Consumers and dealer-partners benefit from our programs as follows:

Consumers.  We help change the lives of consumers who do not qualify for conventional automobile financing by helping them obtain quality transportation. An important ancillary benefit of our program is that we provide consumers with an opportunity to establish or reestablish their credit through the timely repayment of their Consumer Loan.

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

Business Segments

We have two reportable business segments: United States and Other. The United States segment is our dominant segment and consists of the United States automobile financing business. The Other segment consists of businesses in liquidation, primarily represented by the discontinued United Kingdom automobile financing business. For information regarding our reportable segments, see Note 11 to the consolidated financial statements of this Form 10-K.

Principal Business

We have two primary programs: the Portfolio Program and the Purchase Program. Under the Portfolio Program, we advance money to dealer-partners (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loan. Under the Purchase Program, we buy the Consumer Loan from the dealer-partner (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer. Dealer Loans and Purchased Loans are collectively referred to as “Loans”. The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last 12 quarters:

Quarter Ended	Portfolio Program	Purchase Program

March 31, 2006	94.9%	5.1%
June 30, 2006	95.8%	4.2%
September 30, 2006	96.3%	3.7%
December 31, 2006	96.5%	3.5%
March 31, 2007	94.8%	5.2%
June 30, 2007	83.8%	16.2%
September 30, 2007	74.5%	25.5%
December 31, 2007	70.6%	29.4%
March 31, 2008	70.2%	29.8%
June 30, 2008	65.4%	34.6%
September 30, 2008	69.2%	30.8%
December 31, 2008	78.2%	21.8%

Dealer-partners that enroll in our programs have the option to either pay an upfront, one-time enrollment fee of $9,850 or defer payment by agreeing to allow us to keep 50% of their first accelerated dealer holdback payment (“Portfolio Profit Express”). Portfolio Profit Express is paid to qualifying dealer-partners after a pool of 100 or more Consumer Loans has been closed. Dealer-partners that enrolled in our programs prior to 2008 have the option to assign Consumer Loans under either the Portfolio Program or the Purchase Program. During 2008, we changed our eligibility requirements for new dealer-partner enrollments to restrict access to the Purchase Program. For dealer-partners that enrolled in our programs during the first eight months of 2008, only dealer-partners that elected to pay the upfront, one-time enrollment fee were initially allowed to assign Consumer Loans under either program. Dealer-partners that elected the deferred option during this period were only granted access to the Purchase Program after the first Portfolio Profit Express payment has been made under the Portfolio Program. For all dealer-partners enrolling in our programs after August 31, 2008, access to the Purchase Program is only granted after the first Portfolio Profit Express payment has been made under the Portfolio Program.

Portfolio Program

As payment for the vehicle, the dealer-partner generally receives the following:

•	a down payment from the consumer;

•	a cash advance from us; and

•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“dealer holdback”).

We record the amount advanced to the dealer-partner as a Dealer Loan, which is classified within Loans receivable in our consolidated balance sheets. Cash advanced to dealer-partners is automatically assigned to the originating dealer-partner’s open pool of advances. At the dealer-partner’s option, a pool containing at least 100 Consumer Loans can be closed and subsequent advances assigned to a new pool. All advances due from a dealer-

partner are secured by the future collections on the dealer-partner’s portfolio of Consumer Loans assigned to us. For dealer-partners with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for dealer holdback. We perfect our security interest in the Dealer Loans by taking possession of the Consumer Loans.

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

For accounting purposes, the transactions described under the Portfolio Program are not considered to be loans to consumers. Instead, our accounting reflects that of a lender to the dealer-partner. The classification as a Dealer Loan for accounting purposes is primarily a result of (1) the dealer-partner’s financial interest in the Consumer Loan and (2) certain elements of our legal relationship with the dealer-partner. The cash amount advanced to the dealer-partner is recorded as an asset on our balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus finance charges, plus dealer holdback payments, plus Portfolio Profit Express payments, less collections (net of certain collection costs), less write-offs, comprises the amount of the Dealer Loan recorded in Loans receivable.

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

For accounting purposes, the transactions described under the Purchase Program are considered to be originated by the dealer-partner and then purchased by us. The cash amount paid to the dealer-partner is recorded as an asset on our balance sheet. The aggregate amount of all amounts paid to purchase Consumer Loans from dealer-partners, plus finance charges, less collections (net of certain collection costs), less write-offs, comprises the amount of Purchased Loans recorded in Loans receivable.

Revenue Sources

Credit Acceptance derives its revenues from the following principal sources:

•	Finance charges, which are comprised of: (1) servicing fees earned as a result of servicing Consumer Loans assigned to us by dealer-partners under the Portfolio Program, (2) finance charge income from Purchased Loans, (3) fees earned from our third party ancillary product offerings, (4) monthly program fees of $599, charged to dealer-partners under the Portfolio Program for access to our Credit Approval Processing System (“CAPS”), administration, servicing and collection services offered by the Company, documentation related to or affecting our program, and all tangible and intangible property owned by Credit Acceptance; and (5) fees associated with certain Loans;

•	Premiums earned, which primarily consist of premiums earned from VSC Re Company (“VSC Re”), a wholly-owned subsidiary formed during the fourth quarter of 2008, that is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by dealer-partners on vehicles financed by us;

•	Program fees, as explained above in finance charges, charged to dealer-partners that only participate in our Purchase Program;

•	Other income, which primarily consists of: marketing income, remarketing charges, vehicle service contract and Guaranteed Asset Protection (“GAP”) profit sharing income, dealer support products and services, interest income, and dealer enrollment fees. For additional information, see Note 2 to the consolidated financial statements.

The following table sets forth the percent relationship to total revenue from continuing operations of each of these sources:

	Years Ended December 31,
Percent of Total Revenue from Continuing Operations	2008	2007	2006

Finance charges	91.8%	91.9%	86.0%
Premiums earned	1.3%	0.2%	0.5%
Program fees (1)	0.1%	0.1%	6.2%
Other income	6.8%	7.8%	7.3%

Total revenue	100.0%	100.0%	100.0%

(1)	Effective January 1, 2007, we implemented a change to our method of charging program fees designed to positively impact dealer-partner attrition. We continue to charge a monthly fee of $599, but instead of collecting and recognizing the revenue from the fee in the current period, we collect it from future dealer holdback payments. As a result of this change, we now record program fees for dealer-partners on the Portfolio Program as a yield adjustment, recognizing these fees as finance charge revenue over the forecasted net cash flows of the Dealer Loan. During 2008 and 2007, the limited amount of program fee revenue recognized relates to certain dealer-partners that only participate in our Purchase Program.

Our business is seasonal with peak Consumer Loan acceptances and collections occurring during the first quarter of the year. However, this seasonality does not have a material impact on our interim results.

Operations in the United States

Our target market is approximately 60,000 independent and franchised automobile dealers in the United States. The number of dealer-partner enrollments and active dealer-partners for each of the last five years are presented in the table below:

	Dealer-Partner	Active
Year	Enrollments	Dealer-Partners (1)

2004	534	1,215
2005	956	1,766
2006	1,172	2,214
2007	1,835	2,827
2008	1,646	3,264

(1)	Active dealer-partners are dealer-partners who have received funding for at least one Loan during the period.

A new dealer-partner is required to enter into a dealer servicing agreement with Credit Acceptance that defines the legal relationship between Credit Acceptance and the dealer-partner. The dealer servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on Consumer Loans from the dealer-partners to us. Under the typical dealer servicing agreement, a dealer-partner represents that it will only assign Consumer Loans to us which satisfy criteria established by us, meet certain conditions with respect to their binding nature and the status of the security interest in the purchased vehicle, and comply with applicable state, federal and foreign laws and regulations.

The typical dealer servicing agreement may be terminated by us or by the dealer-partner upon written notice. We may terminate the dealer servicing agreement immediately in the case of an event of default by the dealer-partner. Events of default include, among other things:

•	the dealer-partner’s refusal to allow us to audit its records relating to the Consumer Loans assigned to us;

•	the dealer-partner, without our consent, is dissolved; merges or consolidates with an entity not affiliated with the dealer-partner; or sells a material part of its assets outside the course of its business to an entity not affiliated with the dealer-partner; or

•	the appointment of a receiver for, or the bankruptcy or insolvency of, the dealer-partner.

While a dealer-partner can cease assigning Consumer Loans to us at any time without terminating the dealer servicing agreement, if the dealer-partner elects to terminate the dealer servicing agreement or in the event of a default, the dealer-partner must immediately pay us:

•	any unreimbursed collection costs on Dealer Loans;

•	any unpaid advances and all amounts owed by the dealer-partner to us; and

•	a termination fee equal to 15% of the then outstanding amount of the Consumer Loans accepted or purchased by us.

Upon receipt of such amounts in full, we reassign the Consumer Loans and our security interest in the financed vehicles to the dealer-partner. In the event of a termination, we may continue to service Consumer Loans assigned by dealer-partners accepted prior to termination in the normal course of business without charging a termination fee.

Dealer-partners receive a monthly statement from us summarizing all activity on Consumer Loans assigned by such dealer-partner.

Consumer Loan Assignment.  Once a dealer-partner has enrolled in our program, the dealer-partner may begin assigning Consumer Loans to us. A Consumer Loan originates when a consumer enters into a contract with a dealer-partner that sets forth the terms of the agreement between the consumer and the dealer-partner for the payment of the purchase price of the vehicle. The amount of the Consumer Loan consists of the total principal and interest that the consumer is required to pay over the term of the Consumer Loan. Virtually all Consumer Loans accepted and purchased by us are processed through CAPS. CAPS allows dealer-partners to input a consumer’s credit application and view the response from us via the Internet. CAPS allows dealer-partners to: (1) receive a quick approval from us; and (2) interact with our proprietary credit scoring system to optimize the structure of each transaction prior to delivery. All responses include the amount of funding (advance for a Dealer Loan or purchase price for a Purchased Loan), as well as any stipulations required for funding. The amount of funding is determined using a formula which considers a number of factors including the timing and amount of cash flows expected on the related Consumer Loan and our target return on capital at the time the Consumer Loan is assigned. The estimated future cash flows are determined based upon our proprietary credit scoring system, which considers numerous variables, including attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information and other factors, to calculate a composite credit score that corresponds to an expected collection rate. Our proprietary credit scoring system forecasts the collection rate based upon the historical performance of Consumer Loans in our portfolio that share similar characteristics. The performance of our proprietary credit scoring system is evaluated monthly by comparing projected to actual Consumer Loan performance. Adjustments are made to our proprietary credit scoring system as necessary. For additional information on adjustments to forecasted collection rates, please see the

Critical Accounting Estimates section in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

If we discover a misrepresentation by the dealer-partner relating to a Consumer Loan assigned to us, we can demand that the Consumer Loan be repurchased for the current balance of the Consumer Loan less the amount of any unearned finance charge plus the applicable termination fee, which is generally $500. Upon receipt of such amount in full, we will reassign the Consumer Loan and our security interest in the financed vehicle to the dealer-partner. The dealer-partner can also opt to repurchase their Consumer Loan portfolio assigned under the Portfolio Program, at their discretion, for a fee.

In the majority of states, Consumer Loan contracts are written on a contract form provided by us. The Consumer Loan transaction is not funded by the Company until we have received and approved all the related stipulations for funding. The acceptance of the Consumer Loan from the dealer-partner occurs after both the consumer and dealer-partner sign the contract and the original contract and supporting documentation are received and approved by us. Although the dealer-partner is named in the Consumer Loan contract, the dealer-partner generally does not have legal ownership of the Consumer Loan for more than a moment and the Company, not the dealer-partner, is listed as lien holder on the vehicle title. Consumers are obligated to make payments on the Consumer Loan directly to us, and any failure to make such payments will result in us pursuing payment through collection efforts.

Our business model allows us to share the risk and reward of collecting on the Consumer Loans with the dealer-partners. Such sharing is intended to motivate the dealer-partner to assign better quality Consumer Loans, follow our underwriting guidelines, comply with various legal regulations, meet our credit compliance requirements, and provide appropriate service and support to the consumer after the sale. In order to assist the dealer-partner in these, and other areas, we offer the services of our Dealer-Partner Service Center (“DPSC”). We believe this arrangement, along with the support of the DPSC, aligns the interests of the Company, the dealer-partner and the consumer. During the third quarter of 2005, we began to outsource DPSC functions related to legal regulation compliance and credit compliance to a company in India. In the second quarter of 2008, we discontinued the outsourcing of our credit compliance functions. As of December 31, 2008, only legal regulation compliance validation functions remain outsourced to India.

We measure various criteria for each dealer-partner against other dealer-partners in their area as well as the top performing dealer-partners. Dealer-partners are assigned a dealer rating based upon the performance of their Consumer Loans in both the Portfolio and Purchase Programs as well as other criteria. The dealer rating is one of the factors used to determine the amount paid to dealer-partners as an advance or to acquire a Purchased Loan. Sales representatives regularly review the performance of each dealer-partner and, together with the dealer-partner, create an action plan to improve the dealer-partner’s dealer rating and overall success with our program.

Information on our Consumer Loans is presented in the following table:

	Years Ended December 31,
Average Consumer Loan Data	2008	2007	2006	2005	2004

Average size of Consumer Loan accepted	$14,518	$13,878	$12,722	$12,015	$12,765
Percentage growth (decline) in average size of Consumer Loan	4.6%	9.1%	5.9%	(5.9)%	4.6%
Average initial term (in months)	42	41	37	35	37

Collections.  Our largest group of collectors work Loans that are in the early stages of delinquency. These collectors are organized into three primary groups: (1) the first payment missed teams; (2) the delinquency teams; and (3) the specialized teams. The first payment missed teams service Consumer Loans of consumers who have failed to make one of their first three payments on time. Collection efforts for these teams typically consist of placing a call to the consumer within one day of the missed due date for any of the first three payments. After a consumer has made their initial three payments, collection efforts on the Consumer Loan are serviced by either our delinquency teams or our specialized teams. Members of the delinquency teams are assigned Consumer Loans that are segmented into dialing pools by various phone contact profiles in an effort to maximize contact with the consumer. Our specialized teams include collectors with higher skill levels and access to additional tools. These teams locate consumers by finding new contact information to assist in their collection efforts or to return the Consumer Loan to the delinquency teams. The specialized teams service Consumer Loans with the following characteristics:

•	no valid phone contact information;

•	valid contact information without any contact in seven days; or

•	various specialty segments (such as military personnel, abandoned vehicles, voluntary surrenders, and accounts requiring investigation).

The decision to repossess a vehicle is based on statistical models or policy based criteria. When a Consumer Loan is approved for repossession, the account is transferred to our repossession team. Repossession personnel continue to service the Consumer Loan as it is being assigned to a third party repossession contractor, who works on a contingency fee basis. Once a vehicle has been repossessed, the consumer can negotiate a redemption, whereby the vehicle is returned to the consumer in exchange for a payment which reduces or eliminates the past due balance, or where appropriate or, if required by law, the vehicle is returned to the consumer and the Consumer Loan is reinstated in exchange for paying off the Consumer Loan balance. If the redemption process is not successful, the vehicle is sold at a wholesale automobile auction. Prior to sale, the vehicle is usually inspected by our remarketing representatives who authorize repair and reconditioning work in order to maximize the net sale proceeds at auction.

If the vehicle sale proceeds are not sufficient to satisfy the balance owing on the Consumer Loan, the Consumer Loan is serviced by either: (1) our senior collection team, in the event the consumer is willing to make payments on the deficiency balance; or (2) where permitted by law, our legal team, if it is believed that legal action is required to reduce the deficiency balance owing on the Consumer Loan. Our legal team generally assigns Consumer Loans to third party collection attorneys who work on a contingency fee basis. The third party collection attorneys then file a claim, and upon obtaining a judgment, garnish wages or other assets. Additionally, we may sell or assign Consumer Loans to a third party collection company.

Collectors rely on two systems; the Collection System (“CS”) and the Loan Servicing System (“LSS”). The CS and the LSS are connected through a batch interface. The present CS has been in service since June 2002. The CS interfaces with a predictive dialer and records all activity on a Consumer Loan, including details of past phone conversations with the consumer, collection letters sent, promises to pay, broken promises, repossession orders and collection attorney activity. The LSS maintains a record of all transactions relating to Consumer Loans assigned after July 1990 and is a primary source of data utilized to:

•	evaluate our proprietary credit scoring system;

•	forecast future collections;

•	establish the amount of revenue recognized by us; and

•	analyze the profitability of our program.

During the third quarter of 2005, we began an initiative to outsource a portion of our collection function to a company in India. In the second quarter of 2006, we entered into another outsourcing arrangement with a company in Costa Rica. These outsourced collectors service accounts using the CS and typically work accounts that are less than sixty days past due. Outsourcing reduces the geographic risk of having two collection centers in the United States, provides additional flexibility to scale our operation, comparable performance at a lower wage rate and the opportunity to share best practices with outside collection companies.

Ancillary Products

We provide dealer-partners the ability to offer vehicle service contracts to consumers. Buyers Vehicle Protection Plan, Inc. (“BVPP”), a wholly-owned subsidiary of the Company, has relationships with third party administrators (“TPAs”) whereby the TPAs process claims on vehicle service contracts that are underwritten by third party insurers. BVPP receives a commission for all vehicle service contracts sold by our dealer-partners when the vehicle is financed by us. The commission is included in the retail price of the vehicle service contract which is added to the Consumer Loan. We provide dealer-partners with an additional advance based on the retail price of the vehicle service contract. We recognize our commission from the vehicle service contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.

During the fourth quarter of 2008, we formed VSC Re, a wholly-owned subsidiary that is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by dealer-partners on vehicles financed by us. VSC Re currently reinsures vehicle service contracts that are underwritten by two of our three third party insurers. Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer less commissions and certain administrative costs, are contributed to trust accounts controlled by VSC Re. These premiums are used to fund claims covered under the vehicle service contracts. The Company has entered into arrangements with third-party insurance companies that limit our exposure to fund claims to the amount of premium dollars contributed, less amounts earned and withdrawn, plus $0.5 million of equity contributed. With the reinsurance structure, we will be able to access projected excess trust assets monthly and will record revenue and expense on an accrual basis. Premiums are earned over the life of the vehicle service contract using an average of the pro rata and rule of 78 methods. Claims are expensed in the period the claim was incurred. Our financial results for the year ended December 31, 2008 reflect two months of VSC Re activity, including $3.9 million in premiums earned and $2.7 million in provision for claims. Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), we are considered the primary beneficiary of the trusts and as a result, the trust assets have been consolidated on our balance sheet as restricted cash and cash equivalents.

Prior to the formation of VSC Re, our agreements with two of our TPAs allowed us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. The agreements also required that vehicle service contract premiums be placed in trust accounts. Funds in the trust accounts were utilized by the TPA to pay claims on the vehicle service contracts. Upon the formation of VSC Re during the fourth quarter of 2008, the unearned premiums on the majority of the vehicle service contracts that had been written through these two TPAs were ceded to VSC Re along with any related trust assets. As the trust assets transferred to VSC Re exceeded the ceded unearned premiums, we recorded a deferred gain of $4.3 million upon the formation of VSC Re. The deferred gain will be recognized as premiums earned revenue over a 26 month period (average remaining life of the ceded vehicle service contracts) using an average of the pro rata and rule of 78 methods. Vehicle service contracts written prior to 2008 through one of the TPAs remain under this profit sharing arrangement. Profit sharing payments, if any, on the vehicle service contracts are distributed to us periodically after the term of the vehicle service contracts have substantially expired provided certain loss rates are met. Under FIN 46, we are considered the primary beneficiary of the trusts. As a result, the assets and liabilities of the remaining trust have been consolidated on our balance sheet.

We formed VSC Re in order to enhance our control and the security of the trust assets that will be used to pay future vehicle service contract claims. The income we expect to earn from vehicle service contracts over time will likely not be impacted as, both before and after the formation of VSC Re, the income we receive is based on the amount by which vehicle service contract premiums exceed claims. The only change in our risk associated with adverse claims experience relates to the $0.5 million equity contribution that was required as part of this new structure, which is now at risk in the event claims exceed premiums. Under the prior structure, our risk was limited to the amount of premiums contributed to the trusts.

BVPP also has a relationship with a TPA that allows dealer-partners to offer a GAP product to consumers whereby the TPA processes claims that are underwritten by a third party insurer. GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer’s insurance policy in the event the vehicle is totaled or stolen. We receive a commission for all GAP contracts sold by our dealer-

partners when the vehicle is financed by us, and do not bear any risk of loss for claims. The commission is included in the retail price of the GAP contract which is added to the Consumer Loan. We provide dealer-partners with an additional advance based on the retail price of the GAP contract. We recognize our commission from the GAP contracts as part of finance charges on a level-yield basis based upon forecasted cash flows. We are eligible to receive profit sharing payments depending on the performance of the GAP program. Profit sharing payments from the third party are received once a year, if eligible.

During the second quarter of 2006, we began to provide dealer-partners in certain states the ability to purchase Global Positioning Systems (“GPS”) with Starter Interrupt Devices (“SID”). Through this program, dealer-partners can install a GPS-based SID (“GPS-SID”) on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle. Installation of the GPS-SID will allow for increased collections and an opportunity for the dealer-partner to increase their initial advance. Dealer-partners purchase the GPS-SID directly from the third party and ownership of the GPS-SID device resides with the dealer-partner. The third party pays us a marketing fee for each device sold and installed, at which time the marketing fee revenue is recognized in other income within our consolidated statements of income.

Businesses in Liquidation

Effective June 30, 2003, we decided to stop originating Consumer Loans in the United Kingdom and we sold the remainder of the portfolio on December 30, 2005. Over the last three years we have had minimal activity as we have been liquidating our United Kingdom subsidiary.

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

Customer and Geographic Concentrations

No single dealer-partner accounted for more than 10% of total revenues during any of the last three years. Additionally, no single dealer-partner’s Loan receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2008 or 2007. The following table provides information regarding the five states that are responsible for the largest dollar amount of Consumer Loans accepted or purchased and the number of active dealer-partners in the United States during 2008:

	Consumer Loans		Active Dealer-Partners (1)
(Dollars in thousands)	Amount	% of Total	Number	% of Total

Texas	$149,554	8.5%	240	7.4%
Michigan	131,022	7.4	198	6.1
Alabama	119,902	6.8	120	3.7
Ohio	119,133	6.8	182	5.6
New York	93,037	5.3	174	5.3
All other states	1,148,117	65.2	2,350	71.9

Total	$1,760,765	100.0%	3,264	100.0%

(1)	Active dealer-partners are dealer-partners who have received funding for at least one Loan during the year.

The following table provides information regarding the five states that are responsible for the largest dollar amount of Consumer Loans accepted or purchased and the number of active dealer-partners in the United States during 2007:

	Consumer Loans		Active Dealer-Partners (1)
(Dollars in thousands)	Amount	% of Total	Number	% of Total

Texas	$134,758	9.1%	186	6.6%
Michigan	108,055	7.3	168	5.9
Alabama	98,595	6.7	89	3.1
Ohio	86,240	5.8	157	5.6
Mississippi	75,916	5.1	71	2.5
All other states	977,123	66.0	2,156	76.3

Total	$1,480,687	100.0%	2,827	100.0%

(1)	Active dealer-partners are dealer-partners who have received funding for at least one Loan during the year.

Geographic Financial Information

For the three years ended December 31, 2008, 2007 and 2006, revenues from continuing operations were primarily derived from operations in the United States and long-lived assets were primarily located in the United States. For additional geographic financial information, see Note 11 to the consolidated financial statements of this Form 10-K.

Regulation

Our businesses are subject to various state, federal and foreign laws and regulations, which:

•	require licensing and qualification;

•	regulate interest rates, fees and other charges;

•	require specified disclosures to consumers;

•	govern the sale and terms of ancillary products; and

•	define our rights to collect Consumer Loans and repossess and sell collateral.

Failure to comply with, or an adverse change in, these laws or regulations could have a material adverse effect on us by, among other things, limiting the jurisdictions in which we may operate, restricting our ability to realize the value of the collateral securing the Consumer Loans, or resulting in potential liability related to our collection of Consumer Loans. In addition, governmental regulations depleting the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on us. We are not aware of any such legislation currently pending that could have a material adverse effect on us.

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

Team Members

As of December 31, 2008, we had 1,048 full and part-time team members. Our team members have no union affiliations and we believe our relationship with our team members is good. The table below presents team members by function:

	Number of Team Members
	December 31,
Function	2008	2007

Originations (1)	260	232
Servicing (2)	553	510
Support (3)	235	229

Total	1,048	971

(1)	The originations function includes team members in the DPSC, sales and sales support departments.

(2)	The servicing function primarily includes team members in the collections, repossession, and remarketing departments.

(3)	The support function primarily includes team members in the information technology, finance, analytics, corporate legal, and human resources departments.

Available Information

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

Substantially all of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than are permitted by traditional lenders. Consumer Loans made to these individuals generally entail a higher risk of delinquency, default and repossession, and higher losses than loans made to consumers with better credit. Since cash flows available to repay the Loans are generated, in most cases, from the underlying Consumer Loans, the ability to accurately forecast Consumer Loan performance is critical to our success. At the time of Consumer Loan acceptance or purchase, we forecast future expected cash flows from the Consumer Loan. Based on these forecasts, which include estimates for wholesale vehicle prices in the event of vehicle repossession and sale, we make an advance or cash payment to the related dealer-partner at a level designed to achieve an acceptable return on capital. If Consumer Loan performance equals or exceeds original expectations, it is likely the target return on capital will be achieved. However, actual cash flows from any individual Consumer Loan are often different than cash flows estimated at Consumer Loan inception. There can be no assurance that our estimates will be accurate or that Consumer Loan performance will be as expected. In the event that we underestimate the default risk or under-price products, the financial position, liquidity and results of operations could be adversely affected, possibly to a material degree.

We may be unable to continue to access or renew funding sources and obtain capital on favorable terms needed to maintain and grow the business.

We currently use four primary sources of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) SEC Rule 144A asset-backed secured borrowings (“Term ABS 144A”) with qualified institutional investors; and (4) a residual credit facility with an institutional investor. In August 2009, our $325.0 million warehouse facility and our $50.0 million residual credit facility mature. There can be no assurance that new or additional financing can be obtained, or that it will be available on acceptable terms. If our various financing alternatives were to become limited or unavailable, we may be unable to accept Consumer Loans in the volume that we anticipate, and operations could be materially adversely affected.

Requirements under credit facilities to meet financial and portfolio performance covenants.

Our credit facilities contain various covenants requiring certain levels of financial performance and asset quality. Failure to meet any of these covenants could result in an event of default under these agreements.

If we cannot comply with the requirements in our credit facilities, then the lenders may increase our borrowing costs, require us to repay immediately all of the outstanding debt, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these facilities. If our debt were accelerated, our assets might not be sufficient to fully repay the debt. These lenders may require us to use all of our available cash to repay our debt or foreclose upon their collateral. In such case, our financial condition, liquidity and results of operations would suffer.

The conditions of the U.S. and international capital markets may adversely affect lenders the Company has relationships with, causing us to incur additional cost and reducing our sources of liquidity, which may adversely affect our financial position, liquidity and results of operations.

Turbulence in the global capital markets and economic slowdown or recession may result in disruptions in the financial sector and potentially affect lenders the Company has relationships with. Although the Company continues to utilize low levels of financial leverage and has not suffered any significant liquidity issues as a result of recent events, the cost and availability of funds may be adversely affected by illiquid credit markets as our lenders realize the impact of adverse conditions in the capital markets. In addition, the severity and duration of adverse conditions is unknown and may increase the Company’s exposure to credit risk and adversely affect the ability of lenders to perform under the terms of their lending arrangements with us. Failure by our lenders to perform under the terms of our lending agreements could cause the Company to incur additional costs that may adversely affect our liquidity, financial condition, results of operations and profitability.

Due to competition from traditional financing sources and non-traditional lenders, we may not be able to compete successfully.

The automobile finance market for consumers who do not qualify for conventional automobile financing is large and highly competitive. The market is served by a variety of companies including “buy here, pay here” dealerships. The market is also currently served by banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned. Many of these companies are much larger and have greater financial resources than are available to us, and many have long standing relationships with automobile dealerships. Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and consumers. There is potential that significant direct competition could emerge and that we may be unable to compete successfully. Additionally, if we are unsuccessful in maintaining and expanding our relationships with dealer-partners, we may be unable to accept Consumer Loans in the volume and on the terms that we anticipate.

We may not be able to generate sufficient cash flow to service our outstanding debt and fund operations.

We currently have substantial outstanding indebtedness and our credit facilities allow us to incur significant amounts of additional debt. The ability to make payments of principal or interest on indebtedness will depend in part on our future operating performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash flow in the future to service our debt, we may be required to refinance all or a portion of our existing debt or obtain additional financing. There can be no assurance that any such refinancing will be possible or that any additional financing can be obtained on acceptable terms.

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

The regulation to which we are subject could result in a material adverse affect on our business.

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

Adverse changes in economic conditions, the automobile or finance industries, or the non-prime consumer market, could adversely affect our financial position, liquidity and results of operations, the ability of key vendors that we depend on to supply us with certain services, and our ability to enter into future financing transactions.

We are subject to general economic conditions which are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase. These periods may also be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Because our business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions and losses on these Consumer Loans could be higher than that of those experienced in the general automobile finance industry, and could be more dramatically affected by a general economic downturn. In addition, we rely on vendors to provide us with services we need to operate our business. Any disruption in our operations due to the untimely or discontinued supply of these services could substantially adversely affect our operations. Finally, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in service fee income. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also materially adversely affect our financial position, liquidity and results of operations and our ability to enter into future financing transactions.

Litigation we are involved in from time to time may adversely affect our financial condition, results of operations and cash flows.

As a result of the consumer-oriented nature of the industry in which we operate and uncertainties with respect to the application of various laws and regulations in some circumstances, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud and breach of contract. Some litigation against us could take the form of class action complaints by consumers. As the assignee of Consumer Loans originated by dealer-partners, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealer-partners. The Company may also have disputes and litigation with dealer-partners. The claims may allege, among other theories of liability, that the Company breached its dealer servicing agreement. The damages and penalties that may be claimed by consumers or dealer-partners in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. A significant judgment against us in connection with any litigation could have a material adverse effect on our financial condition and results of operations.

We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional team members could adversely affect our ability to operate profitably.

Our senior management average over 9 years of experience with the Company. Our success is dependent upon the management and the leadership skills of this team. In addition, competition from other companies to hire our team members possessing the necessary skills and experience required could contribute to an increase in team member turnover. The loss of any of these individuals or an inability to attract and retain additional qualified team members could adversely affect us. There can be no assurance that we will be able to retain our existing senior management or attract additional qualified team members.

Our inability to properly safeguard confidential consumer information.

If third parties or our employees are able to breach our network security or otherwise misappropriate our customers’ personal information or loan information, or if we give third parties or our employees improper access to our customers’ personal information or loan information, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices.

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

United States and Other

Our headquarters are located at 25505 West Twelve Mile Road, Southfield, Michigan 48034. We purchased the office building in 1993 and have a mortgage loan from a commercial bank that is secured by a first mortgage lien on the property. The office building includes approximately 136,000 square feet of space on five floors. We occupy approximately 120,000 square feet of the building, with most of the remainder of the building leased to various tenants.

We lease approximately 14,000 square feet of office space in Southfield, Michigan and approximately 20,000 square feet of office space in Henderson, Nevada. The lease for the Southfield, Michigan space expires in April 2013 and the lease for the Henderson, Nevada space expires in October 2009.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, industry participants are frequently subject to various consumer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to our repossession and sale of the consumer’s vehicle and other debt collection activities. As we accept assignments of Consumer Loans originated by dealer-partners, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealer-partners. The Company may also have disputes and litigation with dealer-partners. The claims may allege, among other theories of liability, that the Company breached its dealer servicing agreement. Many of these cases are filed as purported class actions and seek damages in large dollar amounts. An adverse ultimate disposition in any such action could have a material adverse impact on our financial position, liquidity and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Price

During the year ended December 31, 2008 our common stock was traded on The Nasdaq Global Market® (“Nasdaq”) under the symbol CACC. The following table sets forth the high and low sale prices as reported by the Nasdaq for the common stock for the relevant periods during 2008 and 2007. Such bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2008		2007
Quarter Ended	High	Low	High	Low

March 31	$20.97	$13.20	$33.97	$21.74
June 30	31.52	15.43	29.11	25.21
September 30	25.94	11.00	27.28	20.01
December 31	19.97	10.59	25.08	15.44

As of February 13, 2009, the number of beneficial holders and shareholders of record of the common stock was approximately 1,100 based upon securities position listings furnished to us.

Dividends

We have not paid any cash dividends during the periods presented. Our credit agreements contain financial covenants pertaining to our maximum ratio of funded debt to tangible net worth, which may indirectly limit the payment of dividends on common stock.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the period beginning January 1, 2004 and ending on December 31, 2008 with the cumulative total return on the Nasdaq Market Index and a peer group index based upon approximately 100 companies included in the Dow Jones — US General Financial Index. The comparison assumes that $100 was invested on January 1, 2004 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CREDIT ACCEPTANCE CORP.,
NASDAQ MARKET INDEX AND DJ US GENERAL FINANCE INDEX

ASSUMES $100 INVESTED ON JANUARY 1, 2004
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2008

Stock Repurchases

In 1999, our board of directors approved a stock repurchase program which authorizes us to purchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. As of December 31, 2008, we have repurchased approximately 20.4 million shares under the stock repurchase program at a cost of $399.2 million. Included in the stock repurchases to date are 12.5 million shares of common stock purchased through four modified Dutch auction tender offers at a cost of $304.4 million. As of December 31, 2008, we have authorization to repurchase an additional $29.1 million of our common stock.

The following table summarizes our stock repurchases for the three months ended December 31, 2008:

				Total Number of	Maximum Dollar Value
				Shares Purchased as	that May Yet Be Used
	Total Number			Part of Publicly	to Purchase Shares
	of Shares		Average Price	Announced Plans	Under the Plans
Period	Purchased		Paid per Share	or Programs	or Programs

October 1 through October 31, 2008	—		$—	—	$29,113,295
November 1 through November 30, 2008	62	*	—	—	29,113,295
December 1 through December 31, 2008	—		—	—	29,113,295

	—		$—	—

*	Amount represents shares of common stock released to the Company by employees as payment of tax withholdings due to the Company upon the vesting of restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected income statement and balance sheet data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements for the years ended December 31, 2008, 2007, and 2006, and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this Annual Report. Certain amounts for prior periods have been reclassified to conform to the current presentation.

	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2008	2007	2006	2005	2004

Income Statement Data:
Revenue	$312,186	$239,927	$219,332	$201,268	$172,071
Costs and expenses:
Salaries and wages	68,993	55,396	41,015	39,093	35,300
General and administrative (A)	27,511	27,271	36,485	20,834	20,724
Sales and marketing	16,703	17,441	16,624	14,275	11,915
Provision for credit losses	46,029	19,947	11,006	5,705	6,526
Interest	43,189	36,669	23,330	13,886	11,660
Provision for claims	2,651	39	226	308	343
Other expenses	73	52	—	623	927

Total costs and expenses	205,149	156,815	128,686	94,724	87,395

Operating income	107,037	83,112	90,646	106,544	84,676
Foreign currency (loss) gain	(25)	69	(6)	1,812	1,650

Income from continuing operations before provision for income taxes	107,012	83,181	90,640	108,356	86,326
Provision for income taxes	39,944	29,567	31,793	40,159	30,073

Income from continuing operations	67,068	53,614	58,847	68,197	56,253

Gain (loss) from operations of discontinued United Kingdom segment (B)	307	(562)	(297)	6,194	1,556
Provision (benefit) for income taxes	198	(1,864)	(90)	1,790	484

Gain (loss) from discontinued operations	109	1,302	(207)	4,404	1,072

Net income	$67,177	$54,916	$58,640	$72,601	$57,325

Net income per common share:
Basic	$2.22	$1.83	$1.78	$1.96	$1.48

Diluted	$2.16	$1.76	$1.66	$1.85	$1.40

Income from continuing operations per common share:
Basic	$2.22	$1.78	$1.78	$1.84	$1.46

Diluted	$2.16	$1.72	$1.67	$1.74	$1.37

Gain (loss) from discontinued operations per common share:
Basic	$0.00	$0.04	$(0.01)	$0.12	$0.03

Diluted	$0.00	$0.04	$(0.01)	$0.11	$0.03

Weighted average shares outstanding:
Basic	30,249,783	30,053,129	33,035,693	36,991,136	38,617,787
Diluted	31,105,043	31,153,688	35,283,478	39,207,680	41,017,205

Balance Sheet Data:
Loans receivable, net	$1,017,917	$810,553	$625,780	$563,528	$526,011
All other assets	121,437	131,629	99,433	55,866	65,302

Total assets	$1,139,354	$942,182	$725,213	$619,394	$591,313

Total debt	$641,714	$532,130	$392,175	$146,905	193,547
Dealer reserve payable, net	—	—	—	—	15,675
Other liabilities	159,889	144,602	122,691	99,463	81,201

Total liabilities	801,603	676,732	514,866	246,368	290,423
Shareholders’ equity (C)	337,751	265,450	210,347	373,026	300,890

Total liabilities and shareholders’ equity	$1,139,354	$942,182	$725,213	$619,394	$591,313

(A)	2006 includes $11.2 million of additional legal expenses related to an increase in the Company’s estimated loss related to a class action lawsuit in the state of Missouri.

(B)	2005 includes gain on sale of United Kingdom loan portfolio of $3.0 million.

(C)	No dividends were paid during the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data in this Form 10-K.

Critical Success Factors

Critical success factors include the ability to accurately forecast Consumer Loan performance and access to capital.

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

Our strategy for accessing the capital required to grow is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio is 1.9:1 at December 31, 2008. We currently use four primary sources of financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) SEC Rule 144A asset-backed secured borrowings (“Term ABS 144A”) with qualified institutional investors; and (4) a residual credit facility with an institutional investor.

Consumer Loan Performance

Since the cash flows available to repay Loans are generated, in most cases, from the underlying Consumer Loans, the performance of the Consumer Loans is critical to our financial results. The following table compares our forecast of Consumer Loan collection rates as of December 31, 2008, with the forecasts as of December 31, 2007 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of			Variance in Forecasted Collection Percentage from
	December 31,	December 31,	Initial	December 31,	Initial
Loan Assignment Year	2008	2007 (1)	Forecast	2007	Forecast

1999	72.1%	72.0%	73.6%	0.1%	(1.5)%
2000	72.5%	72.4%	72.8%	0.1%	(0.3)%
2001	67.4%	67.3%	70.4%	0.1%	(3.0)%
2002	70.4%	70.6%	67.9%	(0.2)%	2.5%
2003	73.8%	74.1%	72.0%	(0.3)%	1.8%
2004	73.4%	73.5%	73.0%	(0.1)%	0.4%
2005	74.1%	73.8%	74.0%	0.3%	0.1%
2006	70.3%	70.9%	71.4%	(0.6)%	(1.1)%
2007	67.9%	71.1%	70.7%	(3.2)%	(2.8)%
2008	67.9%	—	69.7%	—	(1.8)%

(1)	These forecasted collection percentages differ from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007 as they have been revised for a new methodology for forecasting future collections on Loans that we implemented during the first quarter of 2008.

We forecast future Loan cash flows by comparing Loans in our current portfolio to historical Loans with the same attributes. The attributes include both variables captured at Loan origination like credit bureau data, application data, loan data and vehicle data, as well as variables captured subsequent to Loan origination such as collection and delinquency data. Prior to the second quarter of 2008, our forecasted cash flows were based on an assumption that Loans within our current portfolio would produce similar collection rates as produced by historical Loans with the same attributes. During the second quarter of 2008, we modified our forecast to assume that Loans originated in 2006, 2007, and 2008 would perform 100 to 300 basis points worse than historical Loans with the same attributes. This modification reduced estimated future net cash flows by $22.2 million or 1.7% of the total undiscounted cash flow stream expected from our Loan portfolio.

During the fourth quarter of 2008, we again realized lower than expected collection rates and as a result implemented an additional modification to our forecasting methodology. This modification reduced estimated future net cash flows by $9.5 million or 0.7% of the total undiscounted cash flow stream expected from our Loan portfolio. The adjustment impacted only Loans originated subsequent to September 30, 2007 with more recent Loans impacted more severely and more seasoned Loans within this time period impacted less severely. Forecasted collection rates on Loans originated on or before September 30, 2007 were not modified as collection results during the fourth quarter of 2008 were consistent with our expectations for these Loans. In addition, during the fourth quarter of 2008, we revised the estimated timing of future collections to reflect recent trends in prepayment frequency. In recent periods we have experienced a reduction in prepayments, which typically result from payoffs that occur when customers reestablish a positive credit history, trade-in their vehicle, and finance another vehicle purchase with a more traditional auto loan. As the availability of traditional financing has been curtailed as a result of current economic conditions, prepayment rates have declined.

As a result of the forecast modifications implemented in the second and fourth quarters of 2008, we now expect Loans originated in 2006, 2007, and 2008 to perform worse than similar Loans originated in 2003 through 2005. The impact of our forecasting changes is summarized in the table below by year of assignment:

Loan	Reduction in
Assignment Year	Forecasted Performance

2006	100 basis points
2007	200 basis points
2008	400 basis points

As a result of current economic conditions and uncertainty about future conditions, we are cautious about our forecasts of future collection rates. However, we believe our current estimates are reasonable for the following reasons:

•	Our forecasts start with the assumption that Loans in our current portfolio will perform like historical Loans with similar attributes.

•	We reduced our forecasts during the second quarter on Loans originated in 2006 through 2008 by 100 to 300 basis points as these Loans began to perform worse than expected.

•	Actual Loan performance during the third and fourth quarters of 2008 was consistent with our forecast as of June 30, 2008 for Loans originated prior to October 1, 2007.

•	As described above, we further reduced our forecasts during the fourth quarter of 2008 on Loans originated subsequent to September 30, 2007. Although the performance of these Loans was consistent with expectations during the third quarter of 2008, during the fourth quarter of 2008 the performance of these Loans was worse than expected.

•	We have adjusted our estimated timing of future net cash flows to reflect recent trends relating to Loan prepayments.

•	We have reduced the forecasted collection rate used at Loan inception to price new Loan originations. From September 1, 2008 through January 31, 2009, the forecasted collection rate used at Loan inception was approximately 300 basis points lower than identical Loans originated a year ago. Beginning February 1, 2009, we decreased the forecasted collection rate used at Loan inception by an additional 100 basis points.

•	Our current forecasting methodology, when applied against historical data, produces a consistent forecasted collection rate as the Loans age.

•	During January and February of 2009, realized net Loan cash flows were consistent with our current forecast.

If the economic environment continues to deteriorate, our Loan collection rates may continue to decline. Knowing this, we set prices at Loan inception to increase the likelihood of achieving an acceptable return on capital, even if collection results are worse than we currently forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2008. Payments of dealer holdback and Portfolio Profit Express are not included in the advance percentage paid to the dealer-partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of December 31, 2008
	Forecasted			% of Forecast
Loan Assignment Year	Collection %	Advance %	Spread %	Realized

1999	72.1%	48.7%	23.4%	99.7%
2000	72.5%	47.9%	24.6%	99.3%
2001	67.4%	46.0%	21.4%	98.8%
2002	70.4%	42.2%	28.2%	98.5%
2003	73.8%	43.4%	30.4%	98.0%
2004	73.4%	44.0%	29.4%	97.1%
2005	74.1%	46.9%	27.2%	95.2%
2006	70.3%	46.6%	23.7%	82.4%
2007	67.9%	46.5%	21.4%	55.1%
2008	67.9%	44.6%	23.3%	21.2%

The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), and the spread (the forecasted collection rate less the advance rate) as of December 31, 2008 for Purchased Loans and Dealer Loans separately:

	Loan	Forecasted
	Assignment Year	Collection %	Advance %	Spread %

Purchased Loans	2007	67.6%	48.9%	18.7%
	2008	66.9%	47.0%	19.9%
Dealer Loans	2007	68.0%	45.9%	22.1%
	2008	68.4%	43.4%	25.0%

Although the advance rate on Purchased Loans is higher as compared to the advance rate on Dealer Loans, Purchased Loans do not require us to pay dealer holdback.

The following table summarizes changes in Consumer Loan dollar and unit volume in each of the last 12 quarters as compared with the same period in the previous year:

	Consumer Loans
	Year over Year Percent Change
Three Months Ended	Dollar Volume	Unit Volume

March 31, 2006	11.1%	12.6%
June 30, 2006	6.1%	6.8%
September 30, 2006	26.4%	12.4%
December 31, 2006	36.1%	18.2%
March 31, 2007	41.1%	25.0%
June 30, 2007	43.9%	26.8%
September 30, 2007	2.2%	0.2%
December 31, 2007	23.3%	13.8%
March 31, 2008	28.5%	16.0%
June 30, 2008	40.6%	26.1%
September 30, 2008	27.5%	26.9%
December 31, 2008	(21.0)%	(13.4)%

During 2008 we reduced advance rates in response to a more favorable competitive environment and projected capital availability. Reducing advance rates increases our return on capital, but reduces Consumer Loan unit volume.

For the three months ended December 31, 2008, as compared to the same period in 2007, unit volume declined by 13.4% and dollar volume declined by 21.0%. Unit volume declined due to a decrease in volume per active dealer-partner, partially offset by an increase in the number of active dealer-partners. Dollar volume declined more than unit volume due to reductions in the average Loan size caused by the pricing changes implemented in the third quarter of 2008.

For the year ended December 31, 2008, as compared to the same period in 2007, unit volume increased by 13.7% and dollar volume increased by 18.9%. Unit volume increased due to an increase in the number of active dealer-partners offset by decreased volume per active dealer-partner. The decrease in volume per active dealer-partner was caused by various pricing changes implemented in 2007 and 2008, partially offset by an improving competitive environment. Dollar volume increased due to the increase in unit volume and an increase in the percentage of Purchased Loans accepted by us. On average, the amount paid to acquire a Purchased Loan is larger than the amount advanced on a Dealer Loan. These increases were partially offset by reductions in the average Loan size during the third and fourth quarters of 2008 caused by various pricing changes implemented in the second and third quarters of 2008.

Results of Operations

The following is a discussion of the results of operations and income statement data for the Company on a consolidated basis:

	Year Ended		Year Ended		Year Ended
	December 31,	% of	December 31,	% of	December 31,	% of
	2008	Revenue	2007	Revenue	2006	Revenue
(Dollars in thousands, except per share data)

Revenue:
Finance charges	$286,823	91.8%	$220,473	91.9%	$188,605	86.0%
Premiums earned	3,967	1.3	361	0.2	1,043	0.5
Program fees	193	0.1	283	0.1	13,589	6.2
Other income	21,203	6.8	18,810	7.8	16,095	7.3

Total revenue	312,186	100.0	239,927	100.0	219,332	100.0
Costs and expenses:
Salaries and wages	68,993	22.2	55,396	23.1	41,015	18.7
General and administrative	27,511	8.8	27,271	11.4	36,485	16.6
Sales and marketing	16,703	5.4	17,441	7.3	16,624	7.6
Provision for credit losses	46,029	14.7	19,947	8.3	11,006	5.0
Interest	43,189	13.8	36,669	15.3	23,330	10.6
Provision for claims	2,651	0.8	39	—	226	0.1
Other expense	73	—	52	—	—	—

Total costs and expenses	205,149	65.7	156,815	65.4	128,686	58.6

Operating income	107,037	34.3	83,112	34.6	90,646	41.4
Foreign currency (loss) gain	(25)	—	69	—	(6)	—

Income from continuing operations before provision for income taxes	107,012	34.3	83,181	34.6	90,640	41.4
Provision for income taxes	39,944	12.8	29,567	12.3	31,793	14.5

Income from continuing operations	67,068	21.5	53,614	22.3	58,847	26.9
Discontinued operations Gain (loss) from discontinued United
Kingdom operations	307	0.1	(562)	(0.2)	(297)	(0.1)
Provision (benefit) for income taxes	198	0.1	(1,864)	(0.8)	(90)	—

Gain (loss) from discontinued operations	109	—	1,302	0.6	(207)	(0.1)

Net income	$67,177	21.5%	$54,916	22.9%	$58,640	26.8%

Net income per common share:
Basic	$2.22		$1.83		$1.78

Diluted	$2.16		$1.76		$1.66

Income from continuing operations per common share:
Basic	$2.22		$1.78		$1.78

Diluted	$2.16		$1.72		$1.67

Gain (loss) from discontinued operations per common share:
Basic	$0.00		$0.04		$(0.01)

Diluted	$0.00		$0.04		$(0.01)

Weighted average shares outstanding:
Basic	30,249,783		30,053,129		33,035,693
Diluted	31,105,043		31,153,688		35,283,478

Continuing Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table highlights changes for the year ended December 31, 2008, as compared to 2007:

Year Ended
December 31,
2008

Average outstanding balance of Loan portfolio	33.8%
Finance charges	30.1%
Operating expenses	13.1%
Provision for credit losses	130.8%
Interest expense	17.8%
Income from continuing operations	25.1%

Income from continuing operations increased for the year ended December 31, 2008 primarily due to the Company being able to achieve operating expense efficiencies while growing the Loan portfolio. The increase in the average outstanding balance of our Loan portfolio, partially offset by a decrease in the average yield on our Loan portfolio of 1.1%, has resulted in an increase in finance charges. The average outstanding balance of our Loan portfolio increased due to an increase in the number of active dealer-partners partially offset by a reduction in volume per active dealer-partner. The average yield on our Loan portfolio decreased primarily due to worsening Loan performance partially offset by more attractive pricing on 2008 originations.

Income from continuing operations grew slower than finance charges due to a significant increase in the provision for credit losses resulting from reductions in forecasted collection rates during the second and fourth quarters of 2008. The increase in the provision for credit losses was partially offset by slower growth in operating expenses and interest expense.

The following table summarizes the changes in active dealer-partners and corresponding Consumer Loan unit volume:

	Years Ended December 31,
	2008	2007	% Change

Consumer Loan unit volume	121,282	106,693	13.7
Active dealer-partners (1)	3,264	2,827	15.5

Average volume per active dealer-partner	37.2	37.7	(1.3)
Consumer Loan unit volume from dealer-partners active both periods	99,176	95,067	4.3
Dealer-partners active both periods	2,020	2,020	—

Average volume per dealer-partner active both periods	49.1	47.1	4.3
Consumer Loan unit volume from new dealer-partners	21,659	19,914	8.8
New active dealer-partners (2)	1,202	1,162	3.4

Average volume per new active dealer-partner	18.0	17.1	5.3
Attrition (3)	−10.9%	−10.5%

(1)	Active dealer-partners are dealer-partners who have received funding for at least one Loan during the period.

(2)	New active dealer-partners are dealer-partners who enrolled in our program and have received funding for their first Loan from us during the periods presented.

(3)	Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from dealer-partners who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

Premiums Earned and Provision for Claims.  During the fourth quarter of 2008, we formed VSC Re in order to enhance our control and the security of the trust assets that will be used to pay future vehicle service contract claims. VSC Re currently reinsures vehicle service contracts that are underwritten by two of our three third party insurers. Our financial results for the year ended December 31, 2008 reflect two months of VSC Re activity, including $3.9 million in premiums earned and $2.7 million in provision for claims.

Other Income.  The following table highlights the changes, as a percentage of revenue, of other income for the year ended December 31, 2008, as compared to 2007:

Year Ended

Percentage of Revenue, December 31, 2007	7.8%
Interest income on secured financings	−0.5%
Income from dealer support products and services	−0.4%
Seminars and conventions	−0.3%
Vehicle service contract and GAP profit sharing income	0.7%
Other	−0.5%

Percentage of Revenue, December 31, 2008	6.8%

The decrease in other income, as a percentage of revenue, was primarily a result of:

•	Decreased interest income on secured financings due to a decrease in interest rates earned on cash investments relating to secured financing transactions.

•	Decreased income from dealer support products and services due to the lower utilization of, and discontinuance of, certain dealer-partner support programs.

•	Decreased income from seminars and conventions due to the elimination of our national dealer-partner convention during 2008. Expense from seminars and conventions is recorded in sales and marketing. During 2008 and 2007, seminars and conventions expense was greater than the income earned.

The decreases above were offset by the following:

•	An increase in periodic vehicle service contract and GAP profit sharing payments received during the year from third party vehicle service contract and guaranteed asset protection providers. Since we have only received these payments since 2007, the amounts of these payments are currently not estimable due to a lack of historical information. As a result, the revenue related to these payments was recognized in the period the payments were received. For the year ended December 31, 2008 we received a total of $3.7 million in vehicle service contract and GAP profit sharing payments compared to $1.2 million in payments received in 2007.

Salaries and Wages.  For the year ended December 31, 2008, salaries and wages expense, as a percentage of revenue, decreased from 23.1% to 22.2%, as compared to 2007. Salaries and wages expense can be categorized into originations, servicing and support functions. Salaries and wages expense related to originations and servicing remained consistent, as a percentage of revenue, while support grew slower than revenue, due to a decrease in stock compensation expense primarily related to restricted stock units granted in the first quarter of 2007.

General and Administrative.  The following table summarizes the change in general and administrative expenses, as a percentage of revenue, for the year ended December 31, 2008, as compared to the same period in 2007:

Year Ended

Percentage of Revenue, December 31, 2007	11.4%
Data processing and computer consulting fees	−0.8%
Legal expense	−0.3%
Michigan single business tax	−0.2%
Other	−1.3%

Percentage of Revenue, December 31, 2008	8.8%

The decrease, as a percentage of revenue, in general and administrative expense was primarily a result of various support expenses as follows:

•	Higher expense in 2007 related to data processing and computer consulting fees for investments in new systems, processes, and facilities to support growth initiatives.

•	Higher legal expense in 2007 related to a legal settlement.

•	The Michigan single business tax is recorded in provision for income taxes starting in 2008 due to a change in the nature of the tax.

Sales and Marketing.  The following table shows the changes in sales and marketing expense and the unit volume of Loan originations for the year ended December 31, 2008, as compared to 2007:

Year Ended
December 31,
2008

Sales and marketing expense	−4.2%
Unit volume of Loan originations	13.7%

The decrease in sales and marketing expense was due to the discontinuance of certain dealer-partner support programs, lower utilization of various other dealer-partner programs, and the elimination of our national dealer-partner convention during 2008, offset by an increase in sales commissions due to the increase in the unit volume of Loan originations.

Provision for Credit Losses.  The increase in the provision for credit losses for the year ended December 31, 2008, as compared to 2007, was primarily due to reductions in our forecasted collection rates during the second and fourth quarters of 2008 as a result of lower than expected realized collection rates during these periods. During the second quarter of 2008, we reduced estimated future net cash flows by $22.2 million or 1.7% of the total undiscounted net cash flow stream expected from our Loan portfolio, which resulted in a provision for credit losses of $20.8 million. During the fourth quarter of 2008, we reduced estimated future net cash flows by an additional $9.5 million or 0.7% of the total undiscounted net cash flow stream expected from our Loan portfolio. In addition, during the fourth quarter of 2008, we revised the estimated timing of future collections to reflect reduced prepayment expectations as a result of recent trends. The fourth quarter of 2008 forecast modifications resulted in a provision for credit losses of $10.6 million. For additional information regarding the reduction in forecasted collection rates, see discussions of Consumer Loan Performance and Critical Accounting Estimates.

Interest.  The following table shows interest expense, the average outstanding debt balance and the pre-tax average cost of debt for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007
(Dollars in thousands)

Interest expense	$43,189	$36,669
Average outstanding debt balance	$660,804	$469,704
Pre-tax average cost of debt	6.5%	7.8%

The increase in interest expense was primarily the result of an increase in the average outstanding debt balance from borrowings used to fund new Loans, offset by a reduction in our pre-tax average cost of debt due to reductions in market rates.

Provision for Income Taxes.  For the year ended December 31, 2008, the effective tax rate increased to 37.3%, from 35.6% in the same period of 2007. The increase was primarily due to a decrease in our reserve for uncertain tax positions recorded in 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table highlights changes for the year ended December 31, 2007, as compared to 2006:

Year Ended
December 31,
2007

Average outstanding balance of Loan portfolio	23.3%
Finance charges	16.9%
Program fees	−97.9%
Operating expenses	6.4%
Provision for credit losses	81.2%
Interest expense	57.2%
Income from continuing operations	−8.9%

Income from continuing operations decreased for the year ended December 31, 2007 primarily due to the following:

•	We changed how we account for our program fees due to changing our methodology of collecting these fees from our dealer-partners. This change reduced program fees by 97.9%.

•	Loan pricing changes implemented during the third quarter of 2006.

•	Restricted stock and restricted stock units granted in the first quarter of 2007 caused salaries and wages to increase 35.1%.

•	We increased our use of debt to fund share repurchases and new Loans. The average ratio of debt to equity for the year increased from 1.1 to 2.0. Increased debt levels, offset by reductions in market rates, caused interest expense to increase 57.2%.

•	The provision for credit losses increased 81.2% primarily due to increases in the provision for credit losses required to reduce the carrying value of the Dealer Loans to maintain the initial yield established at the inception of each Dealer Loan.

The increase in the average outstanding balance of our Loan portfolio has resulted in an increase in finance charges, partially offset by a decrease in the average yield on our Loan portfolio of 1.8%. The average outstanding balance of our Loan portfolio increased due to an increase in the number of active dealer-partners on our program partially offset by a decrease in volume per active dealer-partner. The average yield on our Loan portfolio decreased primarily due to the impact of pricing changes made during 2006 and early 2007 in response to a difficult competitive environment.

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

Program Fees.  Program fees represent monthly fees of $599, charged to dealer-partners that only participate in our Purchase Program, for access to CAPS, administration, servicing and collection services offered by the Company, documentation related to or affecting our program, and all tangible and intangible property owned by Credit Acceptance. Prior to January 1, 2007, program fees represented CAPS fees charged to dealer-partners on a monthly basis. The decrease in program fees for the year ended December 31, 2007, as compared to the same period in 2006, was primarily due to a change in our method of collecting these fees. Effective January 1, 2007, we implemented a change designed to positively impact dealer-partner attrition. We continue to charge a monthly fee of $599, but instead of collecting and recognizing the revenue from the fee in the current period, we collect it from future dealer holdback payments. As a result of this change, we now record program fees as a yield adjustment, recognizing these fees as finance charge revenue over the forecasted net cash flows of the Dealer Loan. The decrease in program fees was partially offset by increases in finance charges as a result of this change.

Other Income.  The following table highlights the changes, as a percentage of revenue, of other income for the year ended December 31, 2007, as compared to the same period in 2006:

Year Ended

Percentage of Revenue, December 31, 2006	7.3%
Vehicle service contract and GAP profit sharing income	0.6%
Interest income on secured financings	0.4%
Income from dealer support products and services	−0.5%

Percentage of Revenue, December 31, 2007	7.8%

The increase in other income was primarily a result of:

•	An increase in periodic vehicle service contract and GAP profit sharing payments received from third party vehicle service contract and guaranteed asset protection providers. For the year ended December 31, 2007 we received a total of $1.2 million in vehicle service contract and GAP profit sharing payments. We did not receive vehicle service contract and GAP profit sharing payments prior to 2007.

•	An increase in interest income on secured financings due to an increase in interest rates earned on cash investments relating to secured financing transactions.

The increases above, for the year ended December 31, 2007, were offset by decreased income from dealer support products and services due to the discontinuance of certain dealer-partner support programs.

Salaries and Wages.  For the year ended December 31, 2007, salaries and wages expense, as a percentage of revenue, increased from 18.7% to 23.1%, as compared to 2006. Salaries and wages expense can be categorized into originations, servicing and support functions. Salaries and wages expense related to originations and servicing remained consistent, as a percentage of revenue, while support grew faster than revenue, due to an increase in stock compensation expense primarily related to restricted stock and restricted stock units granted in the first quarter of 2007.

General and Administrative.  The following table summarizes the change in general and administrative expenses, as a percentage of revenue, for the year ended December 31, 2007, as compared to the same period in 2006:

Year Ended

Percentage of Revenue, December 31, 2006	16.6%
Legal expense	−5.3%
Other	0.1%

Percentage of Revenue, December 31, 2007	11.4%

The decrease, as a percentage of revenue, in general and administrative expense was primarily a result of higher than normal legal expense in 2006 primarily related to an $11.2 million increase in our estimated loss related to a class action lawsuit in the state of Missouri.

Provision for Credit Losses.  The increase in the provision for the year ended December 31, 2007 was primarily due to an increase in the provision for credit losses required to reduce the carrying value of the Dealer Loans to maintain the initial yield established at the inception of each Dealer Loan.

Interest.  The following table shows interest expense, average outstanding debt balance and the pre-tax average cost of debt for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006
(Dollars in thousands)

Interest expense	$36,669	$23,330
Average outstanding debt balance	$469,704	$259,802
Pre-tax average cost of debt	7.8%	9.0%

The increase in interest expense was primarily the result of an increase in the average outstanding debt balance due to borrowings used to fund new Loans during 2007 and 2006 and stock repurchases during 2006, offset by a reduction in our pre-tax average cost of debt due to reductions in market rates.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with US GAAP.

Our significant accounting policies are discussed in Note 2 to the consolidated financial statements, which is incorporated herein by reference. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and involve a high degree of subjective or complex judgment, and the use of different estimates or assumptions could produce materially different financial results.

Finance Charge Revenue & Allowance for Credit Losses

Balance Sheet Captions:	Loans receivable
Allowance for credit losses

Income Statement Captions:	Finance charges
Provision for credit losses

Nature of Estimates Required:	Estimating the amount and timing of future collections and dealer holdback payments.

Assumptions and Approaches Used:	We recognize finance charge income and determine our allowance for credit losses on Loans in a manner consistent with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires us to recognize finance charges under the interest method such that revenue is recognized on a level-yield basis based upon forecasted cash flows. For Dealer Loans, finance charge revenue and the allowance for credit losses are calculated after first aggregating Dealer Loans outstanding for each dealer-partner. For the same purpose, Purchased Loans are aggregated according to the month the Loan was purchased. Under SOP 03-3, an allowance for credit losses is maintained at an amount that reduces the net asset value (Loan balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the inception of the Loan (origination date for a Dealer Loan or purchase date for a Purchased Loan). The discounted value of future cash flows is comprised of estimated future collections on the Loans, less any estimated dealer holdback payments related to Dealer Loans. We write off Loans once there are no forecasted future collections on any of the associated Consumer Loans.
Cash flows from any individual Dealer Loan or pool of Purchased Loans are often different than estimated cash flows at Loan inception. If such difference is favorable, the difference is recognized prospectively into income over the remaining life of the Dealer Loan or pool of Purchased Loans through a yield adjustment. If such difference is unfavorable, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established. Because differences between estimated cash flows at inception and actual cash flows occur often, an allowance is required for a significant portion of our Loan portfolio. An allowance for credit losses does not necessarily indicate that a Dealer Loan or pool of Purchased Loans is unprofitable, and in recent years, very seldom are cash flows from a Dealer Loan or pool of Purchased Loans insufficient to repay the initial amounts advanced or paid to the dealer-partner.
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
Our forecast of future collections prior to the second quarter of 2008 assumed that Loans within our current portfolio would produce similar collection rates as produced by historical Loans with the same attributes. During the second quarter of 2008, we modified our forecast to assume that Loans originated in 2006, 2007 and 2008 would perform 100 to 300 basis points lower than historical Loans with the same attributes. As a result we reduced our estimate of future cash flows on these same Loans by $22.2 million, or 1.7%. Of the total reduction, $20.8 million was recorded as provision for credit losses during the second quarter of 2008. We did not modify our forecast related to 2005 and prior Loans as these Loans continue to perform as expected.
During the fourth quarter of 2008, we again realized lower than expected collection rates and as a result implemented an additional modification to our forecasting methodology. This modification reduced estimated future net cash flows by $9.5 million or 0.7% of the total undiscounted cash flow stream expected from our Loan portfolio. The adjustment impacted only Loans originated subsequent to September 30, 2007 with more recent Loans impacted more severely and more seasoned Loans within this time period impacted less severely. Forecasted collection rates on Loans originated on or before September 30, 2007 were not modified as collection results during the fourth quarter of 2008 were consistent with our expectations for these Loans. In addition, during the fourth quarter of 2008, we revised the estimated timing of future collections to reflect recent trends in prepayment frequency. In recent periods, we have experienced a reduction in prepayments, which typically result from payoffs that occur when customers reestablish a positive credit history, trade-in their vehicle, and finance another vehicle purchase with a more traditional auto loan. As the availability of traditional financing has been curtailed as a result of current economic conditions, prepayment rates have declined. As a result of these forecast modifications, we recognized a provision for credit losses of $10.6 million during the fourth quarter of 2008.

Key Factors:	Variances in the amount and timing of future collections and dealer holdback payments from current estimates could materially impact earnings in future periods.

At December 31, 2008, a 1% decline in the forecasted future net cash flows on Loans would result in approximately an $8.3 million pre-tax charge to the provision for credit losses. For additional information, see Note 2 to the consolidated financial statements, which is incorporated herein by reference.
Stock-Based Compensation Expense

Balance Sheet Caption:	Paid-in capital

Income Statement Caption:	Salaries and Wages

Nature of Estimates Required:	Stock-based Compensation Expense is based on the estimated fair value on the date the equity instrument is granted or awarded by the Company, and is recognized over the expected vesting period of the equity instrument. We also estimate expected forfeiture rate of restricted stock awards.

Assumptions and Approaches Used:	As of December 31, 2007, all stock options were vested and all related expense had been recognized.
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
Stock Options. As of December 31, 2007, all stock options were vested and all related expenses had been recognized. We used the Black-Scholes option pricing model to estimate the fair value of stock option grants. This model calculates the fair value using various assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend yield on the underlying stock.

Key Factors:	Changes in the expected vesting dates of performance-based restricted stock awards and expected forfeiture rates would impact the amount and timing of stock-based compensation expense recognized in future periods.
Litigation and Contingent Liabilities

Balance Sheet Caption:	Accounts payable and accrued liabilities

Income Statement Caption:	General and administrative expense

Nature of Estimates Required:	Estimating the likelihood of adverse legal judgments and any resulting damages owed.

Assumptions and Approaches Used:	The Company, with assistance from our legal counsel, determines if the likelihood of an adverse judgment for various claims and litigation is remote, reasonably possible, or probable. To the extent we believe an adverse judgment is probable and the amount of the judgment is estimable, we recognize a liability. For information regarding the potential various consumer claims against us, see Note 12 to the consolidated financial statements, which is incorporated herein by reference.

Key Factors:	Negative variances in the ultimate disposition of claims and litigation outstanding from current estimates could result in additional expense in future periods.
Taxes

Balance Sheet Captions:	Deferred income taxes, net
Income taxes receivable
Accounts payable and accrued liabilities

Income Statement Caption:	Provision for income taxes

Nature of Estimates Required:	Estimating the impact of an uncertain income tax position on the income tax return.

Assumptions and Approaches Used:	In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, tax benefits related to uncertain income tax positions can only be recognized if such positions are more-likely-than-not to be sustained upon audit by the relevant taxing authority. The tax benefit of an uncertain income tax position is required to be recorded at the largest benefit that has a greater than 50% likelihood of being sustained. For additional information, see Note 9 to the consolidated financial statements, which is incorporated herein by reference.

Key Factors:	Changes in tax laws and variances in projected future results from current estimates that impact judgments could impact our provision for income taxes in future periods.

Liquidity and Capital Resources

We need capital to fund new Loans and pay dealer holdback. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings through four primary sources of financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) SEC Rule 144A asset-backed secured borrowings (“Term ABS 144A”) with qualified institutional investors; and (4) a residual credit facility with an institutional investor. There are various restrictive debt covenants for each source of financing and we are in compliance with those covenants as of December 31, 2008. For information regarding these financings and the covenants included in the related documents, see Note 7 to the consolidated financial statements, which are incorporated herein by reference.

During the year ended December 31, 2008, we have:

•	Expanded our bank line of credit from $75.0 million to $153.5 million and renewed it until June 2010

•	Renewed our $325.0 million warehouse facility to August 2009

•	Completed a $150.0 million asset-backed secured financing with an institutional investor

•	Completed a $50.0 million two-year revolving credit facility with another institutional investor

•	Renewed our $50.0 million residual credit facility until August 2009

Our target growth rate in 2009 will depend on our success in securing additional financing and renewing our existing debt facilities. If no additional capital is obtained, we expect to target unit volumes during the first six months of 2009 that are approximately 10% lower than the prior year comparable period.

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

The following table summarizes maximum Loan origination volumes under two scenarios: (1) the maturing facilities are renewed (or replaced) but no other additional capital is obtained during 2009; and (2) no additional capital is obtained during 2009 and the maturing facilities are not renewed.

		Maximum for the Year Ended
		December 31, 2009
		Assuming Maturing	Assuming Maturing
		Facilities are	Facilities are Not
	Year Ended	Renewed	Renewed
	December 31, 2008	(or Replaced)	(or Replaced)
(Dollars in millions)

Loan dollar volume	$805	$660	$580
Average Loans receivable balance, net	$967	$1,080	$1,050

Cash and cash equivalents increased to $3.2 million as of December 31, 2008 from $0.7 million at December 31, 2007. Our total balance sheet indebtedness increased to $641.7 million at December 31, 2008 from $532.1 million at December 31, 2007. This increase was primarily a result of borrowings used to fund new Loans in 2008.

Restricted cash and cash equivalents increased to $80.3 million at December 31, 2008 from $74.1 million at December 31, 2007. The following table summarizes restricted cash and cash equivalents:

	As of December 31,
	2008	2007
(in thousands)

Cash collections related to secured financings	$48,956	$42,518
Cash held in trusts for future vehicle service contract claims (1)	31,377	18,266
Cash held in escrow related to settlement of class action lawsuit (2)	—	13,318

Total restricted cash and cash equivalents	$80,333	$74,102

(1)	A claims reserve associated with the trusts is included in accounts payable and accrued liabilities in the consolidated balance sheets.

(2)	For additional information related to the settlement of the class action lawsuit in the state of Missouri, see Note 12 to the consolidated financial statements.

Restricted securities available for sale were $3.3 million as of December 31, 2008 and 2007. Restricted securities consist of amounts held in accordance with vehicle service contract trust agreements.

A summary of the total future contractual obligations requiring repayments as of December 31, 2008 is as follows (in thousands):

	Payments Due by Period
		Less than
	Total	1 year	1-3 Years	3-5 Years	Other

Long-term debt, including current maturities and capital leases (1)	$641,714	$434,826	$206,888	$—	$—
Operating lease obligations	2,050	973	939	138	—
Purchase obligations (2)	348	348	—	—	—
Other future obligations (3)	12,274	12,274	—	—	—

Total contractual obligations (4)	$656,386	$448,421	$207,827	$138	$—

(1)	Long-term debt obligations included in the above table consist solely of principal repayments. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 7 to the consolidated financial statements. Based on the actual amounts outstanding under our revolving line of credit and warehouse facilities at December 31, 2008, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of December 31, 2008, interest is expected to be approximately $11.5 million during 2009; $4.6 million during 2010; and $0.6 million during 2011 and thereafter.

(2)	Purchase obligations consist solely of contractual obligations related to the information system needs of the Company.

(3)	Other future obligations included in the above table consist solely of reserves for uncertain tax positions recognized under FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Tax — An Interpretation of FASB Statement No. 109” (“FIN 48”).

(4)	We have contractual obligations to pay dealer holdback to our dealer-partners; however, as payments of dealer holdback are contingent upon the receipt of customer payments and the repayment of advances, these obligations are excluded from the table above.

Based upon anticipated cash flows, management believes that cash flows from operations and its various financing alternatives will provide sufficient financing for debt maturities and for future operations, subject, as discussed above, to the need to reduce Loan originations if we are unable to renew or refinance our maturing facilities. Our ability to borrow funds may be impacted by economic and financial market conditions. If the various financing alternatives were to become limited or unavailable to us, our operations and liquidity could be materially and adversely affected.

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

As of December 31, 2008, we had $61.3 million of floating rate debt outstanding on our revolving secured line of credit, with no interest rate protection. For every 1.0% increase in rates on our revolving secured line of credit, annual after-tax earnings would decrease by approximately $0.4 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2008, we had $306.0 million in floating rate debt outstanding under our revolving secured warehouse facilities, with interest rate caps of 6.75% on the underlying commercial paper rates. Based on the difference between the rates on our revolving secured warehouse facilities at December 31, 2008 and the interest rate caps, our maximum interest rate risk on the secured warehouse facilities is 4.42%. This maximum interest rate risk would reduce annual after-tax earnings by approximately $8.5 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2008 we had $76.0 million in fixed rate debt, and $192.2 million in floating rate debt outstanding under Term ABS 144A asset-backed secured borrowings. We have entered into two interest rate swaps, which were effective on the closing date of the financings, to convert $50.0 million and $150.0 million in floating rate Term ABS 144A asset-backed secured borrowings into fixed rate debt bearing a rate of 6.28% and 6.37%, respectively. The fair value of the interest rate swaps is based on quoted prices for similar instruments in active markets, which are influenced by a number of factors, including interest rates, amount of debt outstanding, and number of months until maturity. As we have not designated the interest rate swap related to the $50.0 million in floating rate debt as a hedge as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), changes in the fair value of this swap will increase or decrease interest expense.

We have designated the interest rate swap related to the $150.0 million floating rate debt as a cash flow hedge as defined under SFAS 133. The effective portion of changes in the fair value will be recorded in other comprehensive income, net of income taxes, and the ineffective portion of changes in fair value will be recorded in interest expense. There has been no such ineffectiveness since the inception of this hedge through December 31, 2008.

New Accounting Pronouncements

Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. We adopted the applicable portions of SFAS 157 on January 1, 2008 (See Note 3). The deferred portions of SFAS 157 will not have an impact on our financial statements. The adoption of the applicable portions of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements.

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

Disclosures About Derivative Instruments and Hedging Activities.  In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 will have no financial impact on our consolidated financial statements but will expand our disclosures.

Transfers of Financial Assets and Interests in Variable Interest Entities.  In September 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 requires additional disclosures about transfers of financial assets and interests in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 amends both FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FASB Interpretation (“FIN”) No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, to require: (1) additional disclosures about transferors’ continuing involvements with transferred financial assets; (2) additional disclosures about a public entities’ (including sponsors) involvement with variable interest entities; and (3) disclosures by a public enterprise that is: (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE; and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The adoption of FSP FAS 140-4 and FIN 46(R)-8 for the year ended December 31, 2008 had no financial impact on our consolidated financial statements but did expand our disclosures.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Credit Acceptance Corporation

We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan Corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Acceptance Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Credit Acceptance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/GRANT THORNTON LLP

Southfield, Michigan
February 27, 2009

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Dollars in Thousands, Except Per Share Data)	2008	2007

ASSETS:
Cash and cash equivalents	$3,154	$712
Restricted cash and cash equivalents	80,333	74,102
Restricted securities available for sale	3,345	3,290
Loans receivable (including $15,383 and $16,125 from affiliates as of December 31, 2008 and December 31, 2007, respectively)	1,148,752	944,698
Allowance for credit losses	(130,835)	(134,145)

Loans receivable, net	1,017,917	810,553

Property and equipment, net	21,049	20,124
Income taxes receivable	—	20,712
Other assets	13,556	12,689

Total Assets	$1,139,354	$942,182

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$83,948	$79,834
Line of credit	61,300	36,300
Secured financing	574,175	488,065
Mortgage note and capital lease obligations	6,239	7,765
Deferred income taxes, net	75,060	64,768
Income taxes payable	881	—

Total Liabilities	801,603	676,732

Commitments and Contingencies — See Note 12
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 30,666,691 and 30,240,859 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	306	302
Paid-in capital	11,829	4,134
Retained earnings	328,178	261,001
Accumulated other comprehensive (loss) income, net of tax of $1,478 and $(7) at December 31, 2008 and December 31, 2007, respectively	(2,562)	13

Total Shareholders’ Equity	337,751	265,450

Total Liabilities and Shareholders’ Equity	$1,139,354	$942,182

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2008	2007	2006

Revenue:
Finance charges	$286,823	$220,473	$188,605
Premiums earned	3,967	361	1,043
Program fees	193	283	13,589
Other income	21,203	18,810	16,095

Total revenue	312,186	239,927	219,332

Costs and expenses:
Salaries and wages	68,993	55,396	41,015
General and administrative	27,511	27,271	36,485
Sales and marketing	16,703	17,441	16,624
Provision for credit losses	46,029	19,947	11,006
Interest	43,189	36,669	23,330
Provision for claims	2,651	39	226
Other expense	73	52	—

Total costs and expenses	205,149	156,815	128,686

Operating income	107,037	83,112	90,646
Foreign currency (loss) gain	(25)	69	(6)

Income from continuing operations before provision for income taxes	107,012	83,181	90,640
Provision for income taxes	39,944	29,567	31,793

Income from continuing operations	67,068	53,614	58,847

Discontinued operations
Gain (loss) from discontinued United Kingdom operations	307	(562)	(297)
Provision (benefit) for income taxes	198	(1,864)	(90)

Gain (loss) from discontinued operations	109	1,302	(207)

Net income	$67,177	$54,916	$58,640

Net income per common share:
Basic	$2.22	$1.83	$1.78

Diluted	$2.16	$1.76	$1.66

Income from continuing operations per common share:
Basic	$2.22	$1.78	$1.78

Diluted	$2.16	$1.72	$1.67

Gain (loss) from discontinued operations per common share:
Basic	$0.00	$0.04	$(0.01)

Diluted	$0.00	$0.04	$(0.01)

Weighted average shares outstanding:
Basic	30,249,783	30,053,129	33,035,693
Diluted	31,105,043	31,153,688	35,283,478

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

								Accumulated
	Total					Unearned		Other
	Shareholders’	Comprehensive	Common Stock		Paid-In	Stock	Retained	Comprehensive
(Dollars in Thousands)	Equity	Income	Number	Amount	Capital	Compensation	Earnings	Income (Loss)

Balance, January 1, 2006	$373,026		37,027	$370	$29,746	$(1,566)	$344,513	$(37)
Cumulative affect due to adoption of SFAS 123R modified prospective application					(1,566)	1,566
Comprehensive income:
Net income	58,640	$58,640					58,640
Other comprehensive income:
Unrealized gain on securities available for sale, net of tax of $3	1	1						1

Total comprehensive income		$58,641

Stock-based compensation	87				87
Issuance of restricted stock, net of forfeitures	—		47	—	—
Repurchase of common stock	(247,168)		(8,796)	(87)	(53,181)		(193,900)
Stock options exercised	12,091		1,902	19	12,072
Tax benefit for exercised stock options	13,670		—	—	13,670

Balance, December 31, 2006	210,347		30,180	302	828	—	209,253	(36)

Cumulative affect due to adoption of FIN 48	(87)						(87)
Comprehensive income:
Net income	54,916	$54,916					54,916
Other comprehensive income:
Unrealized gain on securities available for sale, net of tax of $(26)	49	49						49

Total comprehensive income		$54,965

Stock-based compensation	4,659				4,659
Issuance of restricted stock, net of forfeitures	—		57	—	—
Repurchase of common stock	(9,530)		(371)	—	(6,449)		(3,081)
Stock options exercised	2,584		375	—	2,584
Tax benefit for exercised stock options	2,512		—	—	2,512

Balance, December 31, 2007	265,450		30,241	302	4,134	—	261,001	13

Comprehensive income:
Net income	67,177	$67,177					67,177
Other comprehensive income:
Unrealized loss on interest rate swap, net of tax of $1,488	(2,580)	(2,580)						(2,580)
Unrealized gain on securities available for sale, net of tax of $(3)	5	5						5

Total comprehensive income		$64,602

Stock-based compensation	4,309		60		4,309
Issuance of restricted stock, net of forfeitures	—		80	1	(1)
Repurchase of common stock	(66)		(4)	—	(66)
Forfeiture of restricted stock	—		(16)	—	—
Stock options exercised	2,375		306	3	2,372
Tax benefit for exercised stock options	1,081		—	—	1,081

Balance, December 31, 2008	$337,751		30,667	$306	$11,829	$—	$328,178	$(2,562)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in Thousands)	2008	2007	2006

Cash Flows From Operating Activities:
Net income	$67,177	$54,916	$58,640
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	46,029	19,947	11,006
Depreciation	5,342	4,105	4,624
Loss (gain) on retirement of property and equipment	74	196	(271)
Provision for deferred income taxes	11,777	20,346	636
Stock-based compensation	4,309	4,659	87
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	46	1,453	22,589
Decrease (increase) in income taxes receivable	21,593	(8,978)	(7,712)
(Increase) decrease in other assets	(867)	1,248	(3,425)

Net cash provided by operating activities	155,480	97,892	86,174

Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(6,231)	(28,493)	(32,136)
Purchases of restricted securities available for sale	(1,514)	(550)	(795)
Proceeds from sale of restricted securities available for sale	373	—	302
Maturities of restricted securities available for sale	1,094	898	278
Principal collected on Loans receivable	609,487	576,543	551,792
Advances to dealers and accelerated payments of dealer holdback	(524,496)	(571,197)	(532,869)
Purchases of Consumer Loans	(280,326)	(139,340)	(25,562)
Payments of dealer holdback	(58,503)	(70,950)	(70,110)
Net decrease in other receivables	167	349	3,050
Purchases of property and equipment	(6,341)	(7,659)	(1,536)

Net cash used in investing activities	(266,290)	(240,399)	(107,586)

Cash Flows From Financing Activities:
Borrowings under line of credit	809,700	633,500	414,630
Repayments under line of credit	(784,700)	(635,600)	(412,530)
Proceeds from secured financing	605,700	619,500	678,500
Repayments of secured financing	(519,590)	(476,579)	(434,856)
Principal payments under mortgage note and capital lease obligations	(1,526)	(1,429)	(1,502)
Repurchase of common stock	(66)	(9,530)	(247,168)
Proceeds from stock options exercised	2,375	2,584	12,091
Tax benefits from stock based compensation plans	1,081	2,512	13,670

Net cash provided by financing activities	112,974	134,958	22,835

Effect of exchange rate changes on cash	278	(267)	15

Net increase (decrease) in cash and cash equivalents	2,442	(7,816)	1,438
Cash and cash equivalents, beginning of period	712	8,528	7,090

Cash and cash equivalents, end of period	$3,154	$712	$8,528

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$43,255	$36,131	$23,056
Cash paid during the period for income taxes	$3,681	$14,506	$25,427
Supplemental Disclosure of Non-Cash Transactions:
Property and equipment acquired through capital lease obligations	$—	$563	$1,785

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

We refer to dealers who participate in our programs, and share our commitment to changing consumers’ lives, as “dealer-partners”. Upon enrollment in our programs, the dealer-partner enters into a dealer servicing agreement with Credit Acceptance that defines the legal relationship between Credit Acceptance and the dealer-partner. The dealer servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on retail installment contracts (referred to as “Consumer Loans”) from the dealer-partners to us.

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

We have two primary programs: the Portfolio Program and the Purchase Program. Under the Portfolio Program, we advance money to dealer-partners (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loan. Under the Purchase Program, we buy the Consumer Loan from the dealer-partner (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer. Dealer Loans and Purchased Loans are collectively referred to as “Loans”. The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last 12 quarters:

Quarter Ended	Portfolio Program	Purchase Program

March 31, 2006	94.9%	5.1%
June 30, 2006	95.8%	4.2%
September 30, 2006	96.3%	3.7%
December 31, 2006	96.5%	3.5%
March 31, 2007	94.8%	5.2%
June 30, 2007	83.8%	16.2%
September 30, 2007	74.5%	25.5%
December 31, 2007	70.6%	29.4%
March 31, 2008	70.2%	29.8%
June 30, 2008	65.4%	34.6%
September 30, 2008	69.2%	30.8%
December 31, 2008	78.2%	21.8%

Dealer-partners that enroll in our programs have the option to either pay an upfront, one-time enrollment fee of $9,850 or defer payment by agreeing to allow us to keep 50% of their first accelerated dealer holdback payment (“Portfolio Profit Express”). Portfolio Profit Express is paid to qualifying dealer-partners after a pool of 100 or more Consumer Loans has been closed. Dealer-partners that enrolled in our programs prior to 2008 have the option to assign Consumer Loans under either the Portfolio Program or the Purchase Program. During 2008, we changed our eligibility requirements for new dealer-partner enrollments to restrict access to the Purchase Program. For dealer-partners that enrolled in our programs during the first eight months of 2008, only dealer-partners that elected to pay the upfront, one-time enrollment fee were initially allowed to assign Consumer Loans under either program. Dealer-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	DESCRIPTION OF BUSINESS — (Continued)

partners that elected the deferred option during this period were only granted access to the Purchase Program after the first Portfolio Profit Express payment has been made under the Portfolio Program. For all dealer-partners enrolling in our programs after August 31, 2008, access to the Purchase Program is only granted after the first Portfolio Profit Express payment has been made under the Portfolio Program.

Portfolio Program

As payment for the vehicle, the dealer-partner generally receives the following:

•	a down payment from the consumer;

•	a cash advance from us; and

•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“dealer holdback”).

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

Since typically the combination of the advance and the consumer’s down payment provides the dealer-partner with a cash profit at the time of sale, the dealer-partner’s risk in the Consumer Loan is limited. We cannot demand repayment from the dealer-partner of the advance except in the event the dealer-partner is in default of the dealer servicing agreement. Advances are made only after the Consumer Loan is approved, accepted and assigned to us and all other stipulations required for funding have been satisfied. The dealer-partner can also opt to repurchase Consumer Loans assigned under the Portfolio Program, at their discretion, for a fee.

For accounting purposes, the transactions described under the Portfolio Program are not considered to be loans to consumers. Instead, our accounting reflects that of a lender to the dealer-partner. The classification as a Dealer Loan for accounting purposes is primarily a result of (1) the dealer-partner’s financial interest in the Consumer Loan and (2) certain elements of our legal relationship with the dealer-partner. The cash amount advanced to the dealer-partner is recorded as an asset on our balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus finance charges, plus dealer holdback payments, plus Portfolio Profit Express payments, less

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	DESCRIPTION OF BUSINESS — (Concluded)

collections (net of certain collection costs), less write-offs, comprises the amount of the Dealer Loan recorded in Loans receivable.

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

For accounting purposes, the transactions described under the Purchase Program are considered to be originated by the dealer-partner and then purchased by us. The cash amount paid to the dealer-partner is recorded as an asset on our balance sheet. The aggregate amount of all amounts paid to purchase Consumer Loans from dealer-partners, plus finance charges, less collections (net of certain collection costs), less write-offs, comprises the amount of Purchased Loans recorded in Loans receivable.

Businesses in Liquidation.  Effective June 30, 2003, we decided to stop originating Consumer Loans in the United Kingdom and we sold the remainder of the portfolio on December 30, 2005. Over the last three years we have had minimal activity as we have been liquidating our United Kingdom subsidiary.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Our primary subsidiaries are: Buyer’s Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc., VSC Re Company, CAC Warehouse Funding Corp. II, CAC Warehouse Funding III, LLC, Credit Acceptance Funding LLC 2006-1, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Funding LLC 2007-1, Credit Acceptance Funding LLC 2007-2, and Credit Acceptance Funding LLC 2008-1.

Reportable Business Segments

We are organized into two primary business segments: United States and Other. For more information regarding our reportable segments, see Note 11 to the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounts which are subject to significant estimation include the allowance for credit losses, finance charge revenue, stock-based compensation expense, contingencies, and taxes. Actual results could materially differ from those estimates.

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

Restricted Cash and Cash Equivalents

The carrying amount of restricted cash and cash equivalents approximate their fair value due to the short maturity of these instruments. The following table summarizes restricted cash and cash equivalents:

	As of December 31,
	2008	2007

(in thousands)
Cash collections related to secured financings	$48,956	$42,518
Cash held in trusts for future vehicle service contract claims (1)	31,377	18,266
Cash held in escrow related to settlement of class action lawsuit (2)	—	13,318

Total restricted cash and cash equivalents	$80,333	$74,102

(1)	The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.

(2)	For additional information related to the settlement of the class action lawsuit in the state of Missouri, see Note 12 to the consolidated financial statements.

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

Restricted securities available for sale consisted of the following:

	As of December 31, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

(in thousands)
US Government and agency securities	$842	$53	$—	$895
Corporate bonds	2,475	9	(34)	2,450

Total restricted securities available for sale	$3,317	$62	$(34)	$3,345

	As of December 31, 2007
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

(in thousands)
US Government and agency securities	$1,584	$40	$—	$1,624
Corporate bonds	1,686	10	(30)	1,666

Total restricted securities available for sale	$3,270	$50	$(30)	$3,290

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

	As of December 31,
	2008		2007
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value

(in thousands)
Contractual Maturity
Within one year	$1,665	$1,670	$1,096	$1,100
Over one year to five years	1,652	1,675	2,174	2,190

Total restricted securities available for sale	$3,317	$3,345	$3,270	$3,290

Finance Charges

Finance charges is comprised of: (1) servicing fees earned as a result of servicing Consumer Loans assigned to us by dealer-partners under the Portfolio Program; (2) finance charge income from Purchased Loans; (3) fees earned from our third party ancillary product offerings; (4) monthly program fees charged to dealer-partners under the Portfolio Program; and (5) fees associated with certain Loans. We recognize finance charge income on Loans in a manner consistent with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires us to recognize finance charges under the interest method such that revenue is recognized on a level-yield basis based upon forecasted cash flows.

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

Buyers Vehicle Protection Plan, Inc. (“BVPP”), a wholly-owned subsidiary of the Company, has relationships with third party administrators (“TPAs”) whereby the TPAs process claims on vehicle service contracts that are underwritten by third party insurers. BVPP receives a commission for all vehicle service contracts sold by our dealer-partners when the vehicle is financed by us. The commission is included in the retail price of the vehicle service contract which is added to the Consumer Loan. We provide dealer-partners with an additional advance based on the retail price of the vehicle service contract. We recognize our commission from the vehicle service contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.

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

Program fees represent monthly fees of $599 charged to dealer-partners for access to our Credit Approval Processing System (“CAPS”); administration, servicing and collection services offered by the Company; documentation related to or affecting our program; and all tangible and intangible property owned by Credit Acceptance. Effective January 1, 2007, we implemented a change designed to positively impact dealer-partner attrition. We continue to charge a monthly fee of $599 to dealer-partners participating in our Portfolio Program, but instead of collecting and recognizing the revenue from the fee in the current period, we collect it from future dealer holdback

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

payments. As a result of this change, we now record program fees under the Portfolio Program as a yield adjustment, recognizing these fees as finance charge revenue over the forecasted net cash flows of the Dealer Loan.

Premiums Earned

During the fourth quarter of 2008, we formed VSC Re Company (“VSC Re”), a wholly-owned subsidiary that is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by dealer-partners on vehicles financed by us. VSC Re currently reinsures vehicle service contracts that are underwritten by two of our three third party insurers. Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer less commissions and certain administrative costs, are contributed to trust accounts controlled by VSC Re. These premiums are used to fund claims covered under the vehicle service contracts. The Company has entered into arrangements with third-party insurance companies that limit our exposure to fund claims to the amount of premium dollars contributed, less amounts earned and withdrawn, plus $0.5 million of equity contributed. With the reinsurance structure, we will be able to access projected excess trust assets monthly and will record revenue and expense on an accrual basis. Premiums are earned over the life of the vehicle service contract using an average of the pro rata and rule of 78 methods. Claims are expensed as provision for claims in the period the claim was incurred. Our financial results for the year ended December 31, 2008 reflect two months of VSC Re activity, including $3.9 million in premiums earned and $2.7 million in provision for claims. Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), we are considered the primary beneficiary of the trusts and as a result, trust assets of $29.3 million at December 31, 2008 have been consolidated on our balance sheet as restricted cash and cash equivalents. As of December 31, 2008, accounts payable and accrued liabilities includes $23.3 million of unearned premium and $0.9 million of claims reserve related to our reinsurance of vehicle service contracts.

Prior to the formation of VSC Re, our agreements with two of our TPAs allowed us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. The agreements also required that vehicle service contract premiums be placed in trust accounts. Funds in the trust accounts were utilized by the TPA to pay claims on the vehicle service contracts. Upon the formation of VSC Re during the fourth quarter of 2008, the unearned premiums on the majority of the vehicle service contracts that had been written through these two TPAs were ceded to VSC Re along with any related trust assets. As the trust assets transferred to VSC Re exceeded the ceded unearned premiums, we recorded a deferred gain of $4.3 million upon the formation of VSC Re. The deferred gain will be recognized as premiums earned revenue over a 26 month period (average remaining life of the ceded vehicle service contracts) using an average of the pro rata and rule of 78 methods. Vehicle service contracts written prior to 2008 through one of the TPAs remains under this profit sharing arrangement. Profit sharing payments, if any, on the vehicle service contracts are distributed to us periodically after the term of the vehicle service contracts have substantially expired provided certain loss rates are met. Under FIN 46, we are considered the primary beneficiary of the trusts. As a result, the assets and liabilities of the remaining trust have been consolidated on our balance sheet. As of December 31, 2008, the remaining trust had $5.4 million in assets available to pay claims and a related claims reserve of $4.7 million. The trust assets are included in restricted cash and cash equivalents and restricted securities available for sale. The claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets. A third party insures claims in excess of funds in the trust accounts.

We formed VSC Re in order to enhance our control and the security of the trust assets that will be used to pay future vehicle service contract claims. The income we expect to earn from vehicle service contracts over time will likely not be impacted as, both before and after the formation of VSC Re, the income we receive is based on the amount by which vehicle service contract premiums exceed claims. The only change in our risk associated with adverse claims experience relates to the $0.5 million equity contribution that was required as part of this new structure, which is now at risk in the event claims exceed premiums. Under the prior structure, our risk was limited to the amount of premiums contributed to the trusts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Our determination to consolidate the VSC Re trusts and the profit sharing trusts under FIN 46 was based on the following:

•	First, we determined that the trusts qualified as variable interest entities as defined under FIN 46. The trusts have insufficient equity at risk as no parties to the trusts were required to contribute assets that provide them with any ownership interest.

•	Next, we determined that we have variable interests in the trusts. We have a residual interest in the assets of the trusts, which is variable in nature, given that it increases or decreases based upon the actual loss experience of the related service contracts. In addition, for VSC Re, we are required to absorb any losses in excess of the trusts assets, up to the $0.5 million of equity contributed.

•	Finally, we determined that we are the primary beneficiary of the trusts. The trusts are not expected to generate losses that need to be absorbed by the parties to the trusts. The trusts are expected to generate residual returns and we are entitled to all of those returns.

The limited amounts of premiums earned and provision for claims in 2007 and 2006 relate to coverage we reinsured under credit life and disability insurance sold to consumers by dealer-partners on vehicles financed by us. We ceased financing this product in 2006.

Program Fees

As discussed further under Finance Charges, effective January 1, 2007, we made a change in how we collect the monthly program fee of $599 charged to dealer-partners participating in our Portfolio Program. As a result of this change, we now recognize program fees under the Portfolio Program as finance charge revenue. During 2008 and 2007, the limited amount of program fee revenue recognized relates to certain dealer-partners that only participate in our Purchase Program. During 2006, program fee revenue recognized relates to dealer-partners participating in both our Portfolio and Purchase Programs. Program fee revenue is recognized in the period charged to the dealer-partner.

Other Income

Other income consists of the following:

	Years Ended December 31,
	2008	2007	2006

(in thousands)
Marketing income	$4,198	$2,691	$1,515
Remarketing charges	4,021	2,954	3,029
Vehicle service contract and GAP profit sharing income	3,738	1,201	51
Dealer support products and services	2,416	2,779	3,598
Interest income	2,019	3,020	1,799
Dealer enrollment fees	1,905	1,859	1,725
Seminars and conventions	527	1,034	1,244
Rental income	306	404	458
Other	2,073	2,868	2,676

	$21,203	$18,810	$16,095

Marketing income primarily consists of payments received on a monthly basis from vendors that charge a fee to consumers to process or expedite their payments. The amount of income we earn is based on the amount of payments processed by the vendors and is paid to us according to a tiered structure. Marketing income also includes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

fees we receive from third parties for providing dealer-partners in certain states the ability to purchase Global Positioning Systems (“GPS”) with Starter Interrupt Devices (“SID”). Through this program, dealer-partners can install a GPS-based SID (“GPS-SID”) on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle. Dealer-partners purchase the GPS-SID directly from the third party and the third party pays us a marketing fee for each device sold. GPS-SID revenue is recognized when the unit is sold and installed in the consumer’s vehicle.

Remarketing charges are fees retained from the sale of repossessed vehicles by Vehicle Remarketing Services, Inc. (“VRS”), a wholly-owned subsidiary that is responsible for remarketing vehicles for Credit Acceptance. VRS coordinates vehicle repossessions with a nationwide network of repossession agents, the redemption of the vehicle by the consumer, or the sale of the vehicle through a nationwide network of vehicle auctions. VRS recognizes income from the retained fees at the time of the sale. VRS does not retain a fee if a repossessed vehicle is redeemed by the consumer prior to the sale. In addition, any skip tracing fees incurred by VRS are passed on to us and are included in remarketing charges.

Vehicle service contract and GAP profit sharing income is from payments received from TPAs based upon the performance of vehicle service contracts and GAP products provided by BVPP. Profit sharing payments from the TPAs are received periodically during the year, if eligible. Profit sharing payments are currently not estimable due to a lack of historical information and therefore, revenue related to these payments is recognized in the period the payments are received.

Dealer support products and services revenue primarily relates to products and services provided to dealer-partners to assist with their vehicle inventory and is recognized in the period the service is provided.

Interest income includes income on restricted cash relating to collections on securitized Loans and income related to amounts in the vehicle service contract trust accounts and is recognized in the month earned.

Dealer enrollment fees include fees from dealer-partners that enroll in our programs by either paying an upfront, one-time enrollment fee of $9,850 or deferring payment by agreeing to allow us to keep 50% of their first Portfolio Profit Express payment. For dealer-partners that choose to pay the upfront, one-time enrollment fee of $9,850, revenue related to these fees is amortized on a straight-line basis over the estimated life of the dealer-partner relationship. For dealer-partners that choose to defer payment, we do not recognize any revenue for the enrollment fee until the dealer-partner has met the eligibility requirements to receive an accelerated dealer holdback payment and the amount of the first payment, if any, has been calculated. Once the accelerated dealer holdback payment has been calculated, we defer the 50% portion that we keep and recognize it on a straight-line basis over the remaining estimated life of the dealer-partner relationship.

Loans Receivable and Allowance for Credit Losses

Dealer Loans.  At the time of acceptance, Consumer Loans that meet certain criteria are eligible for an advance, which is computed on a formula basis. The Dealer Loan is increased as revenue is recognized, dealer holdback payments are made, and Portfolio Profit Express Payments are made, and decreased as collections (net of certain collection costs) are received and write-offs are recorded. We follow an approach consistent with the provisions of SOP 03-3 in determining our allowance for credit losses. Consistent with SOP 03-3, an allowance for credit losses is maintained at an amount that reduces the net asset value (Dealer Loan balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the inception of the Dealer Loan. This allowance is calculated on a dealer-partner by dealer-partner basis. The discounted value of future cash flows is comprised of estimated future collections on the Consumer Loans, less any estimated dealer holdback payments. We write off Dealer Loans once there are no forecasted future collections on any of the associated Consumer Loans.

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

Dealer Loan inception. If such difference is favorable, the difference is recognized prospectively into income over the remaining life of the Dealer Loan through a yield adjustment. If such difference is unfavorable, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established. Because differences between estimated cash flows at inception and actual cash flows occur often, an allowance is required for a significant portion of our Dealer Loan portfolio. An allowance for credit losses does not necessarily indicate that a Dealer Loan is unprofitable, and in recent years, very seldom are cash flows from a Dealer Loan insufficient to repay the initial amounts advanced to the dealer-partner. Due to recent trends and a concern about the worsening economic environment, forecasted collection amounts on Dealer Loans originated in 2006 through 2008 were reduced by 100 to 400 basis points.

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

Purchased Loans.  The Purchased Loan amount reflected on our balance sheet is increased as revenue is recognized and decreased as collections (net of certain collection costs) are received and write-offs are recorded. We aggregate Purchased Loans into pools based on the month of purchase for revenue recognition and impairment purposes. We follow SOP 03-3 in determining our allowance for credit losses. Under SOP 03-3, an allowance for credit losses is maintained at an amount that reduces the net asset value (Purchased Loan pool balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the date of purchase. The discounted value of future cash flows is comprised of estimated future collections on the pool of Purchased Loans. We write off pools of Purchased Loans once there are no forecasted future collections on any of the Purchased Loans included in the pool.

Future collections on Purchased Loans are forecasted based on the historical performance of loans with similar characteristics. Cash flows from any individual pool of Purchased Loans are often different than estimated cash flows at the date of purchase. If such difference is favorable, the difference is recognized prospectively into income over the remaining life of the pool of Purchased Loans through a yield adjustment. If such difference is unfavorable, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established. Due to recent trends and a concern about the worsening economic environment, forecasted collection amounts on Purchased Loans originated in 2006 through 2008 were reduced by 100 to 400 basis points.

Property and Equipment

Purchases of property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful life of the asset. Estimated useful lives are generally as follows: buildings — 40 years, building improvements — 10 years, data processing equipment — 3 years, software — 5 years, office furniture and equipment — 7 years, and leasehold improvements — the lesser of the lease term or 7 years. The cost of assets sold or retired and the related accumulated depreciation are removed from the balance sheet at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and improvements are capitalized. We evaluate long-lived assets for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Software developed for internal use is capitalized and generally amortized on a straight-line basis in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). As required by SOP 98-1, we capitalize the costs incurred during the application development stage. Capitalized development costs are amortized over five years while costs incurred to maintain existing product offerings are expensed as incurred.

Deferred Debt Issuance Costs

As of December 31, 2008 and 2007, deferred debt issuance costs were $3.4 million (net of accumulated amortization of $5.6 million) and $3.3 million (net of accumulated amortization of $2.0 million), respectively, and are included in other assets in the consolidated balance sheets. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest benefit that has a greater than 50% likelihood of being sustained. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The cumulative effect of implementation of FIN 48 was approximately a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a decrease in the January 1, 2007 balance of retained earnings. Furthermore, in accordance with FIN 48, effective January 1, 2007, we began to recognize interest and penalties related to income tax matters in the provision for income taxes. Prior to January 1, 2007, interest related to income tax matters was recognized in interest expense and penalties related to income tax matters were recognized in general and administrative expense.

Prior to January 1, 2008, the Company had state tax obligations in the State of Michigan under the Single Business Tax act that were not considered an income tax under the provisions of SFAS No. 109 Accounting for Income Taxes (“SFAS 109”). On July 12, 2007, the Michigan legislature enacted the Michigan Business Tax and Michigan Gross Receipts Tax, effective January 1, 2008, both of which are considered an income tax under the provisions of SFAS 109.

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

As of December 31, 2008, seven interest rate cap agreements with various maturities between July 2009 and February 2011 were outstanding with a cap rate of 6.75% and a fair value of $1,000. As of December 31, 2007, four interest rate cap agreements with various maturities between May 2008 and June 2010 were outstanding with a cap rate of 6.75% and a fair value of $6,000.

Interest Rate Swaps.  As of December 31, 2008 we had $76.0 million in fixed rate debt, and $192.2 million in floating rate debt outstanding under Term ABS 144A asset-backed secured borrowings. We have entered into two interest rate swaps, which were effective on the closing date of the financings, to convert $50.0 million and $150.0 million in floating rate Term ABS 144A asset-backed secured borrowings into fixed rate debt bearing a rate of 6.28% and 6.37%, respectively. The fair value of the interest rate swaps is based on quoted prices for similar instruments in active markets, which are influenced by a number of factors, including interest rates, amount of debt outstanding, and number of months until maturity. As we have not designated the interest rate swap related to the $50.0 million in floating rate debt as a hedge as defined under SFAS 133, changes in the fair value of this swap will increase or decrease interest expense. For the years ended December 31, 2008 and 2007, the impact of changes in fair value on interest expense was $0.3 million and $0.5 million, respectively. As of December 31, 2008 and 2007, the interest rate swap had a fair value of ($0.8) million and ($0.5) million, respectively.

We have designated the interest rate swap related to the $150.0 million floating rate debt as a cash flow hedge as defined under SFAS 133. The effective portion of changes in the fair value will be recorded in other comprehensive income, net of income taxes, and the ineffective portion of changes in fair value will be recorded in interest expense. There has been no such ineffectiveness since the inception of this hedge through December 31, 2008. For the year ended December 31, 2008, the impact of changes in fair value on other comprehensive income, net of tax, was approximately ($2.6) million. As of December 31, 2008, the interest rate swap had a fair value of ($4.1) million.

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

At December 31, 2008, we had minimal exposure to credit loss on the interest rate swaps. We do not believe that any reasonably likely change in interest rates would have a materially adverse effect on our financial position, our results of operations or our cash flows.

We recognize our derivative financial instruments as either other assets or accounts payable and accrued liabilities on our consolidated balance sheets.

Stock Compensation Plans

At December 31, 2008, we have three stock-based compensation plans for employees and directors, which are described more fully in Note 10 to the consolidated financial statements. On January 1, 2006, we adopted revised

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

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our employees. Through March 31, 2008, employees could elect to contribute to the plan from 1% to 20% of their salary subject to statutory limitations. Beginning April 1, 2008, employees could elect to contribute to the plan from 1% to 75% of their salary subject to statutory limitations. During 2008, we made matching contributions equal to 50% of the employee contributions, up to a maximum of $1,250 per employee, which becomes 100% vested on a 6 year graded schedule. We recognized compensation expense of $0.5 million in 2008 and 2007, and $0.4 million in 2006 for our matching contributions to the plan. Beginning January 1, 2009, we will make matching contributions equal to 50% of the employee contributions, up to a maximum of 3% of each employee’s annual gross pay. All previous and future matching contributions will become 100% vested immediately.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $0.4 million for the years ended December 31, 2008 and 2007, and $0.6 million for the year ended December 31, 2006.

New Accounting Pronouncements

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. We adopted the applicable portions of SFAS 157 on January 1, 2008 (See Note 3). The deferred portions of SFAS 157 will not have an impact on our financial statements. The adoption of the applicable portions of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements.

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

after November 15, 2008, with early application encouraged. The adoption of SFAS 161 will have no financial impact on our consolidated financial statements but will expand our disclosures.

Transfers of Financial Assets and Interests in Variable Interest Entities.  In September 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 requires additional disclosures about transfers of financial assets and interests in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 amends both FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FASB Interpretation (“FIN”) No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, to require: (1) additional disclosures about transferors’ continuing involvements with transferred financial assets; (2) additional disclosures about a public entities’ (including sponsors) involvement with variable interest entities; and (3) disclosures by a public enterprise that is: (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE; and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The adoption of FSP FAS 140-4 and FIN 46(R)-8 for the year ended December 31, 2008 had no financial impact on our consolidated financial statements but did expand our disclosures.

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

Derivative Instruments.  The fair value of interest rate caps and interest rate swaps are based on quoted prices for similar instruments in active markets.

Liabilities.  The fair value of debt is determined using quoted market prices, if available, or calculated using the estimated value of each debt instrument based on current rates offered to us for debt with similar maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS — (Concluded)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows (in thousands):

	As of December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets
Cash and cash equivalents and restricted cash	$83,487	$83,487	$74,814	$74,814
Restricted securities available for sale	3,345	3,345	3,290	3,290
Net investment in Loans receivable	1,017,917	1,042,790	810,553	826,828
Derivative instruments	1	1	6	6
Liabilities
Line of credit	$61,300	$61,300	$36,300	$36,300
Secured financing	574,175	569,811	488,065	434,655
Mortgage note	5,274	5,415	6,070	5,867
Derivative instruments	4,895	4,895	478	478

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

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the asset or liability.

The following table provides the fair value measurements of applicable assets and liabilities as of December 31, 2008 (in thousands):

			Total
	Level 1	Level 2	Fair Value

Assets
Restricted securities available for sale	$3,345	$—	$3,345
Derivative instruments	—	1	1
Liabilities
Derivative instruments	$—	$4,895	$4,895

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	LOANS RECEIVABLE

Loans receivable consists of the following (in thousands):

	As of December 31,
	2008	2007

Dealer Loans receivable	$823,567	$804,245
Purchased Loans receivable	325,185	140,453

Loans receivable	$1,148,752	$944,698

A summary of changes in Loans receivable is as follows (in thousands):

	For the Year Ended December 31, 2008
	Dealer Loans	Purchased Loans	Total

Balance, beginning of period	$804,245	$140,453	$944,698
New loans (1)	524,496	280,326	804,822
Transfers (2)	(7,953)	7,953	—
Dealer holdback payments	58,503	—	58,503
Net cash collections on loans	(506,600)	(103,429)	(610,029)
Write-offs	(48,723)	(146)	(48,869)
Recoveries	—	28	28
Net change in other loans	(123)	—	(123)
Currency translation	(278)	—	(278)

Balance, end of period	$823,567	$325,185	$1,148,752

	For the Year Ended December 31, 2007
	Dealer Loans	Purchased Loans	Total

Balance, beginning of period	$724,645	$29,926	754,571
New loans (1)	571,197	139,340	710,537
Transfers (2)	(4,748)	4,748	—
Dealer holdback payments	70,950	—	70,950
Net cash collections on loans	(543,846)	(33,398)	(577,244)
Write-offs	(14,376)	(192)	(14,568)
Recoveries	—	29	29
Net change in other loans	154	—	154
Currency translation	269	—	269

Balance, end of period	$804,245	$140,453	$944,698

(1)	New Dealer Loans includes advances to dealer-partners and Portfolio Profit Express.

(2)	Transfers relate to Dealer Loans that are now considered to be Purchased Loans when we exercise our right to the dealer holdback of certain dealer-partners’ Consumer Loans once they are inactive and have originated less than 100 Consumer Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	LOANS RECEIVABLE — (Continued)

A summary of changes in the Allowance for credit losses is as follows (in thousands):

	For the Year Ended December 31, 2008
	Dealer Loans	Purchased Loans	Total

Balance, beginning of period	$133,201	$944	$134,145
Provision for credit losses (1)	29,608	16,178	45,786
Write-offs	(48,723)	(146)	(48,869)
Recoveries	—	28	28
Currency translation	(255)	—	(255)

Balance, end of period	$113,831	$17,004	$130,835

	For the Year Ended December 31, 2007
	Dealer Loans	Purchased Loans	Total

Balance, beginning of period	$127,881	$910	128,791
Provision for credit losses (2)	19,468	197	19,665
Write-offs	(14,376)	(192)	(14,568)
Recoveries	—	29	29
Currency translation	228	—	228

Balance, end of period	$133,201	$944	$134,145

(1)	Does not include a provision for credit losses of $243 related to other items.

(2)	Does not include a provision for credit losses of $282 related to other items.

The increase in the provision for credit losses for the year ended December 31, 2008 compared to the prior year was primarily due to a reduction in estimated future collection rates during the second and fourth quarters of 2008.

Our forecast of future collections prior to the second quarter of 2008 assumed that Loans within our current portfolio would produce similar collection rates as produced by historical Loans with the same attributes. During the second quarter of 2008, we modified our forecast to assume that Loans originated in 2006, 2007 and 2008 would perform 100 to 300 basis points lower than historical Loans with the same attributes. As a result we reduced our estimate of future cash flows on these same Loans by $22.2 million, or 1.7%. Of the total reduction, $20.8 million was recorded as provision for credit losses during the second quarter of 2008. We did not modify our forecast related to 2005 and prior Loans as these Loans continue to perform as expected. During the fourth quarter of 2008, we again realized lower than expected collection rates and as a result implemented an additional modification to our forecasting methodology. This modification reduced estimated future net cash flows by $9.5 million or 0.7% of the total undiscounted cash flow stream expected from our Loan portfolio. The adjustment impacted only Loans originated subsequent to September 30, 2007 with more recent Loans impacted more severely and more seasoned Loans within this time period impacted less severely. Forecasted collection rates on Loans originated on or before September 30, 2007 were not modified as collection results during the fourth quarter of 2008 were consistent with our expectations for these Loans. In addition, during the fourth quarter of 2008, we revised the estimated timing of future collections to reflect recent trends in prepayment frequency. In recent periods, we have experienced a reduction in prepayments, which typically result from payoffs that occur when customers reestablish a positive credit history, trade-in their vehicle, and finance another vehicle purchase with a more traditional auto loan. As the availability of traditional financing has been curtailed as a result of current economic conditions, prepayment rates have declined. As a result of these forecast modifications, we recognized a provision for credit losses of $10.6 million during the fourth quarter of 2008.

During the first quarter of 2008, in conjunction with our implementation of a new forecasting methodology, we reevaluated our forecast of future collections on old, fully-reserved Dealer Loans. As a result, we wrote off

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	LOANS RECEIVABLE — (Concluded)

$22.7 million of Dealer Loans and the related allowance for credit losses as we were no longer forecasting any future collections on these Dealer Loans. This write-off had no impact on net income for the first quarter of 2008 as all of these Dealer Loans were fully-reserved. During the third quarter of 2008, we wrote off $16.5 million of Loans to one individual dealer-partner in accordance with our write-off policy as we were no longer forecasting any future collections on these Loans. This dealer-partner has not assigned any Consumer Loans to us for several years. As of December 31, 2007, we had an allowance for credit losses of $16.2 million on Loans to this dealer-partner.

5.	LEASED PROPERTIES

We lease office space and office equipment. We expect that in the normal course of business, leases will be renewed or replaced by other leases. Total rental expense from continuing operations on all operating leases was $1.0 million, $0.8 million and $0.5 million for 2008, 2007 and 2006, respectively. Contingent rentals under the operating leases were insignificant. Our total minimum future lease commitments under operating leases as of December 31, 2008 are as follows (in thousands):

Minimum Future Lease Commitments

2009	$973
2010	393
2011	272
2012	274
2013	138
Thereafter	—

$2,050

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of December 31,
	2008	2007

Land and land improvements	$2,582	$2,582
Building and improvements	11,926	11,175
Data processing equipment and software	37,381	35,073
Office furniture and equipment	3,472	2,525
Leasehold improvements	344	344

Total property and equipment	55,705	51,699
Less:
Accumulated depreciation on property and equipment	(32,574)	(30,302)
Accumulated depreciation on capital leased assets	(2,082)	(1,273)

Total accumulated depreciation	(34,656)	(31,575)

	$21,049	$20,124

Property and equipment included capital leased assets of $2.7 million and $2.4 million as of December 31, 2008 and 2007, respectively. Depreciation expense on property and equipment, including capital leased assets, was $5.3 million, $4.1 million and $4.6 million in 2008, 2007, and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PROPERTY AND EQUIPMENT — (Concluded)

For the years ended December 31, 2008, 2007 and 2006, we capitalized software developed for internal use of $3.4 million, $1.5 million, and $0.7 million, respectively. As of December 31, 2008 and 2007, capitalized software costs, net of accumulated depreciation, totaled $4.8 million and $3.0 million, respectively.

7.	DEBT

We currently use four primary sources of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) SEC Rule 144A asset-backed secured financings (“Term ABS 144A”) with qualified institutional investors; and (4) a residual credit facility with an institutional investor. General information for each of the Company’s financing transactions in place as of December 31, 2008 is as follows (dollars in thousands):

						Interest Rate at
	Wholly-owned	Issue		Revolving	Financing	December 31,
Financings	Subsidiary (1)	Number	Close Date	Maturity Date	Amount	2008

Revolving Line of Credit	n/a	n/a	January 25, 2008	June 22, 2010	$153,500	At the Company’s option, either Eurodollar rate plus 125 basis points (1.70%) or the prime rate minus 60 basis points (2.65)%
Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding Corp. II	2003-2	August 27, 2008	August 26, 2009	$325,000	Commercial paper rate plus 100 basis points (3.33%) or LIBOR plus 200 basis points (2.44%) (4) (5)
Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding III, LLC	2008-2	May 27, 2008	May 23, 2010	$50,000	Commercial paper rate plus 77.5 basis points (3.10%) or LIBOR plus 177.5 basis points (2.21%)(4)
Term ABS 144A 2006-2(1)	Credit Acceptance Funding LLC 2006-2	2006-2	November 21, 2006	November 15, 2007 (2)	$100,000	Fixed rate (5.38)%
Term ABS 144A 2007-1(1)	Credit Acceptance Funding LLC 2007-1	2007-1	April 12, 2007	April 15, 2008 (2)	$100,000	Fixed rate (5.32)%
Term ABS 144A 2007-2(1)	Credit Acceptance Funding LLC 2007-2	2007-2	October 29, 2007	October 15, 2008 (2)	$100,000	Fixed rate (6.22%) (3)
Term ABS 144A 2008-1(1)	Credit Acceptance Funding LLC 2008-1	2008-1	April 18, 2008	April 15, 2009 (2)	$150,000	Fixed rate (6.37%) (3)
Residual Credit Facility(1)	Credit Acceptance Residual Funding LLC	2006-3	August 27, 2008	August 26, 2009	$50,000	LIBOR plus 350 basis points (3.94%) or the commercial paper rate plus 250 basis points (4.83%) (4) (5)

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Loans will amortize after the revolving maturity date based on the cash flows of the contributed assets.

(3)	Includes a floating rate obligation that has been converted to a fixed rate via an interest rate swap.

(4)	The LIBOR rate is used if funding is not available from the commercial paper market.

(5)	Includes a floating rate obligation that has been converted to a fixed rate via interest rate caps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT — (Continued)

Additional information related to the amounts outstanding on each facility is as follows (dollars in thousands):

	Years Ended December 31,
	2008	2007

Revolving Line of Credit
Maximum outstanding balance	$128,400	$73,400
Average outstanding balance	59,991	40,874
Revolving Secured Warehouse Facility (2003-2) (1)
Maximum outstanding balance	$320,000	$293,500
Average outstanding balance	262,884	216,984
Revolving Secured Warehouse Facility (2008-2)
Maximum outstanding balance	$50,000	$—
Average outstanding balance	50,000	—

(1)	Includes amounts owing after February 12, 2008 to an institutional investor that did not renew their participation in the facility. The amount due did not reduce the amount available on the Warehouse Facility. See “Revolving Secured Warehouse Facilities” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT — (Continued)

	As of December 31,
	2008	2007

Revolving Line of Credit
Balance outstanding	$61,300	$36,300
Letter(s) of credit	555	173
Amount available for borrowing	91,645	38,527
Interest rate	1.70%	5.60%
Revolving Secured Warehouse Facility (2003-2)
Balance outstanding	$256,000	$198,100
Amount available for borrowing	69,000	226,900
Contributed eligible Loans	344,111	254,294
Interest rate	3.33%	5.76%
Revolving Secured Warehouse Facility (2008-2)
Balance outstanding	$50,000	$—
Amount available for borrowing	—	—
Contributed eligible Loans	62,562	—
Interest rate	2.21%	—
Term ABS 144A 2006-2
Balance outstanding	$—	$89,965
Contributed eligible Dealer Loans	—	129,950
Interest rate	—	5.38%
Term ABS 144A 2007-1
Balance outstanding	$33,915	$100,000
Contributed eligible Dealer Loans	87,155	130,841
Interest rate	5.32%	5.32%
Term ABS 144A 2007-2
Balance outstanding	$84,260	$100,000
Contributed eligible Dealer Loans	114,054	132,695
Interest rate	6.22%	6.22%
Term ABS 144A 2008-1
Balance outstanding	$150,000	$—
Contributed eligible Loans	184,595	—
Interest rate	6.37%	—
Residual Credit Facility
Balance outstanding	$—	$—
Certificate Pledged	52,944	28,513
Interest rate	4.83%	6.56%

Line of Credit Facility

During the first quarter of 2008, we increased the amount of our line of credit facility with a commercial bank syndicate from $75.0 million to $153.5 million. In addition, the maturity of the line of credit facility was extended from June 20, 2009 to June 22, 2010. There were no other material changes to the terms of the line of credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT — (Continued)

Borrowings under the line of credit facility are subject to a borrowing-base limitation. This limitation equals 80% of the net book value of Loans, less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Borrowings under the line of credit agreement are secured by a lien on most of our assets. We must pay annual and quarterly fees on the amount of the facility.

Revolving Secured Warehouse Facilities

We have two revolving secured warehouse facilities that are provided to wholly-owned subsidiaries of the Company. One is a $325.0 million facility with an institutional investor and the other is a $50.0 million facility with another institutional investor.

During the first quarter of 2008, we extended the maturity of the $325.0 million facility from February 13, 2008 to February 11, 2009. The amount of the facility was reduced from $425.0 million to $325.0 million. The reduction in the amount of the facility is due to one of the two institutional investors (the “Nonextending Investor”) not renewing their participation in the facility. The amount owing to the Nonextending Investor has been reduced to zero. During the third quarter of 2008, we extended the maturity of the $325.0 million facility from February 11, 2009 to August 26, 2009 and agreed to an increase in the interest rate on borrowings under the facility from a floating rate equal to the commercial paper rate plus 65 basis points, to the commercial paper rate plus 100 basis points.

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

During the second quarter of 2008, we entered into a $50.0 million revolving warehouse facility with an institutional investor. This facility was fully drawn as of December 31, 2008.

Under these facilities we can contribute Loans to our wholly-owned subsidiaries in return for cash and equity in each subsidiary. In turn, each subsidiary pledges the Loans as collateral to institutional investors to secure financing that will fund the cash portion of the purchase price of the Loans. The financing provided to each subsidiary under the applicable facility is limited to the lesser of 80% of the net book value of the contributed Loans or the facility limit.

The subsidiaries are liable for any amounts due under the applicable facility. Even though the subsidiaries and the Company are consolidated for financial reporting purposes, the financing is non-recourse to us. As the subsidiaries are organized as separate legal entities from the Company, assets of the subsidiaries (including the conveyed Loans) will not be available to satisfy the general obligations of the Company. All of each subsidiary’s assets have been encumbered to secure its obligations to its respective creditors.

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

Term ABS 144A Financings

In 2007 and 2008, three of our wholly-owned subsidiaries (the “Funding LLCs”), each completed a secured financing transaction. In connection with these transactions, we conveyed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC conveyed the Loans to a respective trust that issued notes to qualified institutional investors. Financial insurance policies were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT — (Continued)

issued in connection with the 2007 transactions. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. In the 2007 transactions, the notes were initially rated “Aaa” by Moody’s Investor Service (“Moody’s”) and “AAA” by Standard & Poor’s Rating Services (“S&P”) based upon the financial insurance policy. As of December 31, 2008, due to downgrades in the debt ratings of the insurers, the 2007 transactions were rated “A3” by Moody’s. The Term ABS 114A 2007-1 transaction continued to be rated as “AAA” by S&P and the Term ABS 114A 2007-2 transaction was rated as “A−” by S&P. The 2008 transaction was rated “A” by S&P.

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

The table below sets forth certain additional details regarding the outstanding Term ABS 144A Financings (dollars in thousands):

			Net Book Value of		Expected
Term ABS 144A	Issue		Dealer Loans		Annualized
Financing	Number	Close Date	Conveyed at Closing	Revolving Period	Rates (1)

Term ABS 144A 2007-1	2007-1	April 12, 2007	$125,700	12 months (Through April 15, 2008)	7.2%
Term ABS 144A 2007-2	2007-2	October 29, 2007	$125,000	12 months (Through October 15, 2008)	8.0%
Term ABS 144A 2008-1	2008-1	April 18, 2008	$86,615	12 months (Through April 15, 2009)	6.9%

(1)	Includes underwriter’s fees, insurance premiums and other costs.

Residual Credit Facility

Another wholly-owned subsidiary, Credit Acceptance Residual Funding LLC (“Residual Funding”), has a $50.0 million secured credit facility with an institutional investor. This facility allows Residual Funding to finance its purchase of trust certificates from special-purpose entities (the “Term SPEs”) that have purchased Dealer Loans under our term securitization transactions. Historically, the Term SPEs’ residual interests in Dealer Loans, represented by their trust certificates, have proven to have value that increases as their term securitization obligations amortize. This facility enables the Term SPEs to realize and distribute to us up to 70% of that increase in value prior to the time the related term securitization senior notes are paid in full.

Residual Funding’s interests in Dealer Loans, represented by its purchased trust certificates, are subordinated to the interests of term securitization senior noteholders. However, the entire arrangement is non-recourse to us. Residual Funding is organized as a separate legal entity from the Company. Therefore its assets, including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT — (Continued)

purchased trust certificates, are not available to satisfy our general obligations, even though Residual Funding and the Company are consolidated for financial reporting purposes.

During the third quarter of 2008, we extended the maturity of the facility from September 9, 2008 to August 26, 2009 and agreed to an increase in the interest rate on borrowings under the facility from a floating rate equal to the commercial paper rate plus 145 basis points, to the commercial paper rate plus 250 basis points.

Mortgage Loan

We have a mortgage loan from a commercial bank that is secured by a first mortgage lien on our headquarters building and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. There was $5.3 million and $6.1 million outstanding on this loan as of December 31, 2008 and 2007, respectively. The loan matures on June 9, 2009, bears interest at a fixed rate of 5.35%, and requires monthly payments of $92,156 and a balloon payment at maturity for the balance of the loan.

Capital Lease Obligations

As of December 31, 2008, we had various capital lease obligations outstanding for computer equipment, with monthly payments totaling $63,000. The total amount of capital lease obligations outstanding as of December 31, 2008 and 2007 were $1.0 million and $1.7 million, respectively. These capital lease obligations bear interest at rates ranging from 6.41% to 8.71% and have maturity dates between April 2009 and October 2010.

Letters of Credit

Letters of credit are issued by a commercial bank syndicate and reduce amounts available under our revolving line of credit. As of December 31, 2008 and December 31, 2007, we had letters of credit outstanding of $0.6 million and $0.2 million, respectively. The letters of credit relate to reinsurance agreements. The letters of credit expire on May 26, 2009 and October 31, 2009, at which time they will be automatically extended for a period of one year unless we are notified otherwise by the commercial bank syndicate.

Principal Debt Maturities

The scheduled principal maturities of our debt at December 31, 2008 are as follows (in thousands):

		Revolving Secured		Mortgage Note and
	Line of Credit	Warehouse	Term ABS 144A	Capital Lease
Year	Facility	Facilities	Financings (1)	Obligations	Total

2009	$—	$256,000	$172,926	$5,900	$434,826
2010	61,300	25,461	95,249	339	182,349
2011	—	24,539	—	—	24,539
2012	—	—	—	—	—
2013	—	—	—	—	—
Thereafter	—	—	—	—	—

	$61,300	$306,000	$268,175	$6,239	$641,714

(1)	The principal maturities of the Term ABS 144A transactions are estimated based on forecasted collections.

Debt Covenants

As of December 31, 2008, we are in compliance with our restrictive debt covenants that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of our assets to debt and a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges. The covenants also limit the maximum ratio of our funded debt to tangible net worth.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT — (Concluded)

Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of the debt covenants may indirectly limit the payment of dividends on common stock.

8.	RELATED PARTY TRANSACTIONS

In the normal course of our business, we have Dealer Loans with affiliated dealer-partners owned or controlled by: (1) our majority shareholder and Chairman; (2) a member of the Chairman’s immediate family; and (3) our former President, Keith McCluskey. Mr. McCluskey resigned from his position with the Company effective September 1, 2006. Transactions with Mr. McCluskey are reported below through December 31, 2006. Our Dealer Loans to affiliated dealer-partners and non-affiliated dealer-partners are on the same terms.

Affiliated Dealer Loan balances were $15.4 million and $16.1 million as of December 31, 2008 and 2007, respectively. Affiliated Dealer Loans balances were 1.9% and 2.0% of total consolidated Dealer Loan balances as of December 31, 2008 and 2007, respectively. A summary of related party Dealer Loan activity is as follows (in thousands):

	For The Years Ended December 31,
	2008		2007		2006
	Affiliated		Affiliated		Affiliated
	dealer-partner	% of	dealer-partner	% of	dealer-partner	% of
	activity	consolidated	activity	consolidated	activity	consolidated

New Loans	$10,325	2.0%	$10,111	1.8%	$17,851	3.3%
Affiliated dealer-partner revenue	$4,045	1.9%	$4,529	2.4%	$6,347	3.6%
Dealer holdback payments	$2,121	3.6%	$1,801	2.5%	$2,355	3.4%

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

Pursuant to an employment agreement with the Company’s former President, Mr. McCluskey, dated April 19, 2001, we loaned Mr. McCluskey’s dealerships $0.9 million. Obligations under this note, including all principal and interest, were paid in full on August 16, 2006. In addition, pursuant to the employment agreement, we loaned Mr. McCluskey approximately $0.5 million. The note, including all principal and interest, is due on April 19, 2011, bears interest at 5.22% and is unsecured. The balance of the note including accrued but unpaid interest was approximately $0.6 million and $0.5 million as of December 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	RELATED PARTY TRANSACTIONS — (Continued)

9.	INCOME TAXES

The income tax provision, excluding the results of the discontinued United Kingdom operations, consists of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006

Income (loss) from continuing operations before provision for income taxes:
Domestic	$107,319	$82,966	$90,506
Foreign	(307)	215	134

	$107,012	$83,181	$90,640

Current provision (benefit) for income taxes:
Federal	$23,800	$8,446	$30,902
State	3,333	93	687
Foreign	(27)	(41)	(435)

	27,106	8,498	31,154

Deferred provision (benefit) for income taxes:
Federal	13,541	19,201	166
State	(1,783)	1,159	232
Foreign	5	11	241

	11,763	20,371	639

Interest and penalties expense (benefit):
Interest	1,227	749	—
Penalties	(152)	(51)	—

	1,075	698	—

Provision for income taxes	$39,944	$29,567	$31,793

Effective January 1, 2007, we began to recognize interest and penalties related to income tax matters in provision for income taxes expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	As of December 31,
	2008	2007

Deferred tax assets:
Allowance for credit losses	$47,330	$49,148
Deferred state net operating loss	995	297
Stock-based compensation	3,395	2,058
Other, net	4,537	1,044

Total deferred tax assets	56,257	52,547

Deferred tax liabilities:
Valuation of receivables	126,606	113,407
Depreciable assets	1,382	873
Deferred origination costs	1,817	1,756
Other, net	1,512	1,279

Total deferred tax liabilities	131,317	117,315

Net deferred tax liability	$75,060	$64,768

The deferred state net operating loss tax asset arising from the operating loss carry forward for state income tax purposes is expected to be fully realized by 2012.

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

	Years Ended December 31,
	2008	2007	2006

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	0.9	1.0	0.7
Foreign income taxes	0.1	(0.1)	(0.3)
Distributed foreign earnings	(0.1)	0.7	0.1
Interest and penalties	1.0	0.8	—
Other	0.4	(1.8)	(0.4)

Provision for income taxes	37.3%	35.6%	35.1%

The effective tax rates for 2008, 2007, and 2006 differed from the federal statutory tax rate of 35% primarily due to state income taxes and reserves for uncertain tax positions and related interest and penalties that are included in the provision for income taxes. The provision for 2008 state income taxes was reduced by $1.1 million as a result of an adjustment to the deferred tax liability arising from changes in the effective state income tax rate.

We adopted FIN 48 on January 1, 2007. As a result of the implementation, we recognized a $0.1 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. As of December 31, 2008, changes to our tax contingencies that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES — (Concluded)

are reasonably possible in the next twelve months are not material. The following table is a summary of changes of the reserve for unrecognized gross tax benefits (in thousands):

	Years Ended December 31,
	2008	2007

Gross tax contingencies balance at January 1,	$9,451	$9,974
Additions based on tax position related to current year	1,897	2,162
Additions for tax positions of prior years	1,081	59
Reductions for tax positions of prior years	—	(2,518)
Reductions as a result of a lapse of the statute of limitations	(155)	(226)

Gross tax contingencies balance at December 31,	$12,274	$9,451

As of January 1, 2007, upon the FIN 48 implementation, we had approximately $3.0 million of accrued interest and penalties related to uncertain tax positions. As of December 31, 2008 and 2007, we had approximately $5.1 million and $3.8 million, respectively, of accrued interest and penalties related to uncertain tax positions.

We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local tax matters have been concluded for years through 2003 and foreign tax matters have been concluded through 2003. The federal income tax returns for 2004, 2005 and 2006 have been under examination by the Internal Revenue Service (“IRS”) since February 2007.

In February 2009, we received a notice of proposed adjustment (“NOPA”) from the IRS disputing the tax valuation of our loan portfolio. We disagree with the NOPA and believe that the valuation of our loan portfolio, which was performed by an independent valuation firm, is appropriate. We intend to vigorously defend our position. If the IRS were to prevail with their current position without compromise, we would owe $55.3 million of additional taxes and $18.3 million of additional interest related to 2004, 2005, and 2006. The $55.3 million of additional taxes is an acceleration of taxes already provided for and recorded as a deferred income tax liability in our balance sheet and therefore would have no effect on our income statement. As we believe our position will be sustained, we have not recorded a reserve for the interest amounts under FIN 48 at December 31, 2008. If the IRS were to prevail, the payments for interest would reduce our net income by $11.5 million after tax. We would likely also owe additional amounts for 2007 and 2008; however, we are not able to estimate these amounts at this time as the IRS has not provided their valuation assumptions for these periods as these periods are not under audit.

During 2008, 2007 and 2006, we remitted substantially all of our accumulated earnings from foreign subsidiaries as profits to the U.S. and accrued or paid U.S. income taxes accordingly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	CAPITAL TRANSACTIONS

Net Income Per Share

Basic net income per share has been computed by dividing net income by the basic number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of common and common equivalent shares outstanding using the treasury stock method. The share effect is as follows:

	Years Ended December 31,
	2008	2007	2006

Weighted average common and common equivalent shares outstanding:
Basic number of common shares outstanding	30,249,783	30,053,129	33,035,693

Dilutive effect of stock options	596,541	1,040,575	2,238,255
Dilutive effect of restricted stock and restricted stock units	258,719	59,984	9,530

Dilutive number of common and common equivalent shares outstanding	31,105,043	31,153,688	35,283,478

There were no stock options or restricted stock that would be anti-dilutive for the years presented.

Stock Repurchase Program

In 1999, our board of directors approved a stock repurchase program which authorizes us to purchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. As of December 31, 2008, we have repurchased approximately 20.4 million shares under the stock repurchase program at a cost of $399.2 million. Included in the stock repurchases to date are 12.5 million shares of common stock purchased through four modified Dutch auction tender offers at a cost of $304.4 million. As of December 31, 2008, we have authorization to repurchase an additional $29.1 million of our common stock.

Stock Compensation Plans

Pursuant to our Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on May 13, 2004, we reserved 1.0 million shares of our common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014. All of the terms and conditions relating to grants will be included in an agreement between the recipient and us and will be determined by our compensation committee. Options granted under the Incentive Plan may be either incentive stock options or nonqualified stock options. The exercise price will not be less than the fair market value of the shares on the date of grant and, for incentive stock options, the exercise price must be at least 110% of fair market value if the recipient is the holder of more than 10% of our common stock. Through December 31, 2008, we have only granted restricted stock and awards of restricted stock units under the Incentive Plan. Shares available for future grants under the Incentive Plan totaled 33,464 at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	CAPITAL TRANSACTIONS — (Continued)

A summary of the restricted stock activity under the Incentive Plan for the years ended December 31, 2008, 2007 and 2006 is presented below:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
Restricted Stock	Shares	Per Share

Outstanding at January 1, 2006	98,879	$19.83
Granted	117,264	24.10
Forfeited	(70,115)	22.19

Outstanding at December 31, 2006	146,028	$22.34

Granted	56,669	26.29
Vested	(808)	20.28
Forfeited	(17)	23.14

Outstanding at December 31, 2007	201,872	$23.25

Granted	80,123	16.54
Vested	(20,399)	25.71
Forfeited	(16,267)	21.37

Outstanding at December 31, 2008	245,329	$21.65

The shares of restricted stock are part of the annual incentive compensation program and are granted annually based on attaining certain individual and company performance criteria. Based on the terms of individual restricted stock grants, time-based shares generally vest over a period of three to five years, based on continuous employment, while performance-based shares generally vest based on the increase in adjusted net income, a non-US GAAP financial measure.

A summary of the restricted stock unit activity under the Incentive Plan for the years ended December 31, 2008 and 2007 is presented below:

	Nonvested		Vested		Total
		Weighted-		Weighted-
		Average		Average		Distribution Date
	Number of	Grant-Date	Number of	Grant-Date	Number of	of Vested
	Restricted Stock	Fair Value	Restricted Stock	Fair Value	Restricted Stock	Restricted Stock
Restricted Stock Units	Units	Per Share	Units	Per Share	Units	Units

Outstanding at December 31, 2006	—	$—	—	$—	—
Granted	300,000	26.30	—	—	300,000	February 22, 2014
Vested	—	—	—	—	—

Outstanding at December 31, 2007	300,000	$26.30	—	$—	300,000

Granted	400,000	14.61	—	—	400,000	February 22, 2016
Vested	(60,000)	26.30	60,000	26.30	—

Outstanding at December 31, 2008	640,000	$18.99	60,000	$26.30	700,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	CAPITAL TRANSACTIONS — (Continued)

The restricted stock units are part of a long-term incentive compensation program. Each restricted stock unit represents and has a value equal to one share of common stock. The restricted stock units will be earned over a five year period based upon the annual increase in our adjusted economic profit, a non-US GAAP financial measure.

Pursuant to our 1992 Stock Option Plan (the “1992 Plan”), we had reserved 8.0 million shares of our common stock for the future granting of options to officers and other employees. Pursuant to our Director Stock Option Plan (the “Director Plan”), we had reserved 200,000 shares of our common stock for future granting of options to members of our Board of Directors. The exercise price of the options is no less than the fair market value on the date of the grant. Options expire ten years from the date of grant. The 1992 Plan and the Director Plan were terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan. All options outstanding at December 31, 2008 and 2007 are vested.

Additional stock option information relating to the 1992 Plan and the Director Plan is as follows:

	1992 Plan			Director Plan
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Per	Intrinsic Value	Number of	Exercise Per	Intrinsic Value
	Options	Share	(in thousands)	Options	Share	(in thousands)

Outstanding at January 1, 2006	3,457,694	$6.97		200,000	$12.13
Options granted	—	—		—	—
Options exercised	(1,801,943)	6.32	$39,611	(100,000)	7.00	$2,174
Options forfeited	(2,710)	8.04		—	—

Outstanding at December 31, 2006	1,653,041	$7.68		100,000	$17.25

Options granted	—	—		—	—
Options exercised	(374,985)	6.90	$6,933	—	—	$—
Options forfeited	(1,000)	6.46		—	—

Outstanding at December 31, 2007	1,277,056	$7.91		100,000	$17.25

Options granted	—	—		—	—
Options exercised	(306,047)	7.76	$3,004	—	—	$—
Options forfeited	(1,500)	7.79		—	—

Outstanding at December 31, 2008	969,509	$8.14		100,000	$17.25

Exercisable at December 31:
2006	1,641,672	$7.67	$12,587	40,000	$17.25	$690
2007	1,277,056	$7.91	$17,115	100,000	$17.25	$407
2008	969,509	$8.14	$5,630	100,000	$17.25	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	CAPITAL TRANSACTIONS — (Concluded)

The following tables summarize information about options outstanding under the 1992 Plan and the Director Plan at December 31, 2008:

	Options Outstanding and Exercisable
		Weighted-Average	Weighted-Average
	Options as of	Remaining Contractual	Exercise Price Per
Range of Exercisable Prices	12/31/2008	Life	Share

1992 Plan
$ 3.63 - $ 6.64	280,960	1.0 Years	$3.93
$ 6.64 - $ 9.95	573,969	3.0	$9.62
$ 9.95 - $13.27	104,580	4.0	$10.46
$16.59 - $17.05	10,000	5.2	$17.05

Totals	969,509	2.6	$8.14

Director Plan
$17.25	100,000	5.2 Years	$17.25

All outstanding options were fully vested as of December 31, 2007. The total fair value of options vested during the years ended December 31, 2007 and 2006 was $0.6 million and $0.5 million, respectively.

We account for compensation costs related to grants under our stock compensation plans in accordance with SFAS No. 123R, which was adopted on January 1, 2006 under the modified prospective application method. We had previously accounted for these costs under the fair value recognition provisions of SFAS No. 123.

Stock compensation expense consists of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006

Restricted stock	$2,138	$1,216	$608
Restricted stock units	2,171	3,374	—
Stock options	—	69	(521)

	$4,309	$4,659	$87

The following table details how the expenses associated with restricted stock and restricted stock units, which are expected to be recognized over a weighted average period of 1.4 years, will be recorded assuming performance targets are achieved in the periods currently estimated (in thousands):

Years Ended	Restricted Stock	Restricted Stock	Total Projected
December 31,	Unit Award	Awards	Expense (pre-tax)

2009	$3,954	$1,201	$5,155
2010	2,233	209	2,442
2011	1,240	25	1,265
2012	527	—	527
2013	234	—	234

	$8,188	$1,435	$9,623

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	CAPITAL TRANSACTIONS — (Concluded)

11.	BUSINESS SEGMENT INFORMATION

Reportable Segment Overview

We have two reportable business segments: United States and Other. The United States segment primarily consists of the United States automobile financing business. The Other segment consists of businesses in liquidation, primarily represented by the discontinued United Kingdom automobile financing business. We are currently liquidating all businesses classified in the Other segment.

Measurement

The table below presents information for each reportable segment (in thousands):

	United		Total
	States	Other	Company

Year Ended December 31, 2008
Finance charges	$286,791	$32	$286,823
Premiums earned	3,967	—	3,967
Program fees	193	—	193
Other income	21,198	5	21,203
Provision for credit losses	45,883	146	46,029
Interest expense (income)	43,248	(59)	43,189
Depreciation expense	5,342	—	5,342
Provision (benefit) for income taxes	39,966	(22)	39,944
Income (loss) from continuing operations	67,354	(286)	67,068
Segment assets	1,139,214	140	1,139,354
Year Ended December 31, 2007
Finance charges	$220,386	$87	$220,473
Premiums earned	361	—	361
Program fees	283	—	283
Other income	18,772	38	18,810
Provision for credit losses	19,807	140	19,947
Interest expense (income)	36,716	(47)	36,669
Depreciation expense	4,105	—	4,105
Provision (benefit) for income taxes	29,596	(29)	29,567
Income from continuing operations	53,370	244	53,614
Segment assets	940,307	1,875	942,182
Year Ended December 31, 2006
Finance charges	$188,508	$97	$188,605
Premiums earned	1,043	—	1,043
Program fees	13,589	—	13,589
Other income	15,937	158	16,095
Provision (credit) for credit losses	11,171	(165)	11,006
Interest expense	23,157	173	23,330
Depreciation expense	4,620	3	4,623
Provision (benefit) for income taxes	31,977	(184)	31,793
Income from continuing operations	58,508	339	58,847
Segment assets	724,008	1,205	725,213

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	BUSINESS SEGMENT INFORMATION — (Concluded)

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

Major Customers

We did not have any dealer-partners that provided 10% or more of our revenue during 2008, 2007, or 2006. Additionally, no single dealer-partner’s Loan receivable balance accounted for more than 10% of total Loans as of December 31, 2008 or 2007.

12.	LITIGATION AND CONTINGENT LIABILITIES

In the normal course of business and as a result of the customer-oriented nature of the industry in which the Company operates, industry participants are frequently subject to various customer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, customer protection, warranty, debt collection, insurance and other customer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to the Company’s repossession and sale of the customer’s vehicle and other debt collection activities. The Company, as the assignee of Consumer Loans originated by dealer-partners, may also be named as a co-defendant in lawsuits filed by customers principally against dealer-partners. The Company may also have disputes and litigation with dealer-partners. The claims may allege, among other theories of liability, that the Company breached its dealer servicing agreement. Many of these cases are filed as purported class actions and seek damages in large dollar amounts. An adverse ultimate disposition in any such action could have a material adverse impact on the Company’s financial position, liquidity and results of operations.

The Company was a defendant in a class action pending in the Circuit Court of Jackson County, Missouri. On December 5, 2007, the Circuit Court of Jackson County, Missouri entered an Order and Final Judgment approving a Memorandum of Understanding executed on February 9, 2007 whereby the parties agreed to settle the lawsuit. The Company, without any admission of liability, agreed to pay $12.5 million in full and final settlement of all claims against the Company. Pursuant to an adjustment mechanism in the Memorandum of Understanding, the Company agreed to pay an additional $0.6 million. The Order and Final Judgment became final thirty days after the entry date of December 5, 2007, and the appeal period lapsed on January 19, 2008. The entire settlement amount was accrued and was included in accounts payable and accrued liabilities as of December 31, 2007, and was paid in full during the first quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of the quarterly financial position and results of operations as of and for the years ended December 31, 2008 and 2007, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation.

	2008
	Quarter Ended
(Dollars in Thousands, Except Per Share Data)	March 31	June 30	September 30	December 31

Balance Sheets
Loans receivable, net	$934,568	$1,012,150	$1,036,407	$1,017,917
All other assets	145,210	139,951	133,949	121,437

Total assets	$1,079,778	$1,152,101	$1,170,356	$1,139,354

Total debt	$638,814	$703,359	$691,937	$641,714
Other liabilities	155,069	151,012	158,693	159,889

Total liabilities	793,883	854,371	850,630	801,603
Shareholders’ equity (1)	285,895	297,730	319,726	337,751

Total liabilities and shareholders’ equity	$1,079,778	$1,152,101	$1,170,356	$1,139,354

Income Statements
Revenue	$70,778	$75,005	$80,107	$86,296
Costs and expenses	43,053	58,535	47,168	56,393

Operating income	27,725	16,470	32,939	29,903
Foreign exchange loss	(13)	—	(2)	(10)

Income from continuing operations before provision for income taxes	27,712	16,470	32,937	29,893
Provision for income taxes	10,131	6,091	12,606	11,116

Income from continuing operations	17,581	10,379	20,331	18,777
Gain (loss) from discontinued operations, net of tax	39	(35)	326	(221)

Net income	$17,620	$10,344	$20,657	$18,556

Net income per common share:
Basic	$0.59	$0.34	$0.68	$0.61

Diluted	$0.57	$0.33	$0.67	$0.60

Income from continuing operations per common share:
Basic	$0.58	$0.34	$0.67	$0.62

Diluted	$0.57	$0.33	$0.66	$0.60

Gain (loss) from discontinued operations per common share:
Basic	$0.00	$0.00	$0.01	$(0.01)

Diluted	$0.00	$0.00	$0.01	$(0.01)

Weighted average shares outstanding:
Basic	30,106,881	30,252,873	30,310,053	30,327,802
Diluted	30,891,227	31,088,428	31,024,455	31,038,088

(1)	No dividends were paid during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

13.	QUARTERLY FINANCIAL DATA (unaudited) — (Concluded)

	2007
	Quarter Ended
(Dollars in Thousands, Except Per Share Data)	March 31	June 30	September 30	December 31

Balance Sheets
Loans receivable, net	$707,601	$744,159	$755,996	$810,553
All other assets	105,270	112,438	115,198	131,629

Total assets	$812,871	$856,597	$871,194	$942,182

Total debt	$446,998	$485,148	$490,510	$532,130
Other liabilities	139,016	131,592	130,858	144,602

Total liabilities	586,014	616,740	621,368	676,732
Shareholders’ equity (1)	226,857	239,857	249,826	265,450

Total liabilities and shareholders’ equity	$812,871	$856,597	$871,194	$942,182

Income Statements
Revenue	$57,351	$58,286	$61,058	$63,232
Costs and expenses (2)	34,436	37,889	39,698	44,792

Operating income	22,915	20,397	21,360	18,440
Foreign exchange gain	4	34	26	5

Income from continuing operations before provision for income taxes	22,919	20,431	21,386	18,445
Provision for income taxes (2)	7,532	7,938	7,917	6,180

Income from continuing operations	15,387	12,493	13,469	12,265
(Loss) gain from discontinued operations, net of tax	(27)	(163)	1,273	219

Net income	$15,360	$12,330	$14,742	$12,484

Net income per common share:
Basic	$0.51	$0.41	$0.49	$0.42

Diluted	$0.49	$0.39	$0.47	$0.40

Income from continuing operations per common share:
Basic	$0.51	$0.41	$0.45	$0.41

Diluted	$0.49	$0.40	$0.43	$0.40

(Loss) gain from discontinued operations per common share:
Basic	$0.00	$(0.01)	$0.04	$0.01

Diluted	$0.00	$(0.01)	$0.04	$0.01

Weighted average shares outstanding:
Basic	30,054,349	30,140,590	30,015,048	30,007,476
Diluted	31,283,695	31,312,139	31,139,612	30,897,546

(1)	No dividends were paid during the periods presented.

(2)	The first quarter 2007 figures differ from those previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. Interest and penalties related to tax for the quarter were reclassified to provision for income taxes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Credit Acceptance Corporation

We have audited Credit Acceptance Corporation (a Michigan Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Credit Acceptance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Credit Acceptance Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Credit Acceptance Corporation and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Credit Acceptance Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 27, 2009

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

The following table sets forth, with respect to each of the equity compensation plans, (1) the number of shares of common stock to be issued upon the exercise of outstanding options or restricted stock units, (2) the weighted average exercise price of outstanding options, and (3) the number of shares remaining available for future issuance, as of December 31, 2008:

			Number of shares
	Number of shares to be		remaining available
	issued upon exercise of	Weighted-average	for future issuance
	outstanding options,	exercise price of	under equity
Plan Category	warrants and rights	outstanding options	compensation plans(a)

Equity compensation plans approved by shareholders:
1992 Plan	969,509	$8.14	—
Director Plan	100,000	17.25	—
Incentive Plan	700,000		33,464

Total	1,769,509	$8.99	33,464

(a)	For additional information regarding our equity compensation plans, see Note 10 to the consolidated financial statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Public Accountants

Consolidated Financial Statements:

— Consolidated Balance Sheets as of December 31, 2008 and 2007

— Consolidated Income Statements for the years ended December 31, 2008, 2007 and 2006

— Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

— Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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
Brett A. Roberts
Chief Executive Officer
(Principal Executive Officer)
Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 27, 2009 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ BRETT A. ROBERTS Brett A. Roberts	Chief Executive Officer and Director (Principal Executive Officer)

/s/ KENNETH S. BOOTH Kenneth S. Booth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ GLENDA J. CHAMBERLAIN Glenda J. Chamberlain	Director

/s/ DONALD A. FOSS Donald A. Foss	Director and Chairman of the Board

/s/ THOMAS N. TRYFOROS Thomas N. Tryforos	Director

/s/ SCOTT J. VASSALLUZZO Scott J. Vassalluzzo	Director

EXHIBIT INDEX

The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. The Company’s commission file number is 000-20202.

Exhibit
No.		Description

3(a)(1)	1	Articles of Incorporation, as amended July 1, 1997.
3(b)	2	Amended and Restated Bylaws of the Company, as amended, February 24, 2005.
4(c)(19)	3	Amendment No. 1, dated September 20, 2006, to the Fourth Amended and Restated Credit Agreement as of February 7, 2006, among the Company, the Lenders which are parties thereto from time to time and Comerica Bank as administrative agent.
4(c)(20)	3	Amendment No. 2, dated January 19, 2007, to the Fourth Amended and Restated Credit Agreement as of February 7, 2006, among the Company, the Lenders which are parties thereto from time to time and Comerica Bank as administrative agent.
4(c)(21)	3	Amendment No. 3, dated June 14, 2007, to the Fourth Amended and Restated Credit Agreement as of February 7, 2006, among the Company, the Lenders which are parties thereto from time to time and Comerica Bank as administrative agent.
4(c)(22)	4	Amendment No. 4, dated January 25, 2008, to the Fourth Amended and Restated Credit Agreement as of February 7, 2006, among the Company, the Lenders which are parties thereto from time to time and Comerica Bank as administrative agent.
4(f)(40)	5	Second Amendment, dated as of June 10, 2002, to the Intercreditor Agreement dated as of December 15, 1998, among Comerica Bank, as collateral agent, and various lenders and note holders.
4(f)(53)	6	Contribution Agreement, dated September 30, 2003, between the Company and CAC Warehouse Funding Corporation II.
4(f)(55)	6	Back-Up Servicing Agreement, dated September 30, 2003, among the Company, Systems & Services Technologies, Inc., Wachovia Capital Markets, LLC, and CAC Warehouse Funding Corporation II.
4(f)(67)	7	The Fourth Amended and Restated Credit Agreement, dated February 7, 2006, between the Company, the Lenders which are parties thereto from time to time, Comerica Bank, as administrative agent, and Banc of America Securities LLC as sole lead arranger and sole book manager.
4(f)(68)	7	Third Amended and Restated Security Agreement, dated February 7, 2006, between the Company, certain subsidiaries of the Company and Comerica Bank, as agent.
4(f)(77)	8	Certificate Funding Agreement, dated September 20, 2006, between the Company, Credit Acceptance Residual Funding LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC and Wachovia Capital Markets, LLC.
4(f)(78)	9	Indenture, dated November 21, 2006, between Credit Acceptance Auto Dealer Loan Trust 2006-2 and Deutsche Bank Trust Company Americas.
4(f)(79)	9	Sale and Servicing Agreement, dated November 21, 2006, among the Company, Credit Acceptance Auto Dealer Loan Trust 2006-2, Credit Acceptance Funding LLC 2006-2, Deutsche Bank Trust Company Americas, N.A., and Systems & Services Technologies, Inc.
4(f)(80)	9	Backup Servicing Agreement, dated November 21, 2006, among the Company, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Auto Dealer Loan Trust 2006-2, Systems & Services Technologies, Inc., Radian Asset Assurance Inc., XL Capital Assurance Inc. and Deutsche Bank Trust Company Americas.
4(f)(81)	9	Amended and Restated Trust Agreement, dated November 21, 2006, between Credit Acceptance Funding LLC 2006-2 and U.S. Bank Trust National Association.
4(f)(82)	9	Contribution Agreement, dated November 21, 2006, between the Company and Credit Acceptance Funding LLC 2006-2.

Exhibit
No.		Description

4(f)(87)	10	Indenture, dated April 12, 2007, between Credit Acceptance Auto Dealer Loan Trust 2007-1 and Wells Fargo Bank, National Association.
4(f)(88)	10	Sale and Servicing Agreement, dated April 12, 2007, among the Company, Credit Acceptance Auto Dealer Loan Trust 2007-1, Credit Acceptance Funding LLC 2007-1 and Wells Fargo Bank, National Association.
4(f)(89)	10	Backup Servicing Agreement, dated April 12, 2007, among the Company, Credit Acceptance Funding LLC 2007-1, Credit Acceptance Auto Dealer Loan Trust 2007-1, Wells Fargo Bank, National Association, and XL Capital Assurance Inc.
4(f)(90)	10	Amended and Restated Trust Agreement, dated April 12, 2007, between Credit Acceptance Funding LLC 2007-1 and U.S. Bank Trust National Association.
4(f)(91)	10	Contribution Agreement, dated April 12, 2007, between the Company and Credit Acceptance Funding LLC 2007-1.
4(f)(93)	11	Second Amended and Restated Loan and Security Agreement, dated August 31, 2007, between the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., Variable Funding Capital Company, LLC, Park Avenue Receivables Company, LLC, Wachovia Capital Markets, LLC and Systems & Services Technologies, Inc.
4(f)(94)	12	Amendment No. 1, dated September 11, 2007, to the Certificate Funding Agreement dated as of September 20, 2006, between the Company, Credit Acceptance Residual Funding LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC and Wachovia Capital Markets, LLC.
4(f)(95)	13	Indenture, dated October 29, 2007, between Credit Acceptance Auto Dealer Loan Trust 2007-2 and Wells Fargo Bank, National Association.
4(f)(96)	13	Sale and Servicing Agreement, dated October 29, 2007, among the Company, Credit Acceptance Auto Dealer Loan Trust 2007-2, Credit Acceptance Funding LLC 2007-2 and Wells Fargo Bank, National Association.
4(f)(97)	13	Backup Servicing Agreement, dated October 29, 2007, among the Company, Credit Acceptance Funding LLC 2007-2, Credit Acceptance Auto Dealer Loan Trust 2007-2, Wells Fargo Bank, National Association, and XL Capital Assurance Inc.
4(f)(98)	13	Amended and Restated Trust Agreement, dated October 29, 2007, between Credit Acceptance Funding LLC 2007-2 and U.S. Bank Trust National Association.
4(f)(99)	13	Contribution Agreement, dated October 29, 2007, between the Company and Credit Acceptance Funding LLC 2007-2.
4(f)(100)	14	Amendment No. 1, dated December 21, 2007, to the Second Amended and Restated Loan and Security Agreement dated as of August 31, 2007, between the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., Variable Funding Capital Company, LLC, Park Avenue Receivables Company, LLC, Wachovia Capital Markets, LLC and Systems & Services Technologies, Inc.
4(f)(101)	15	Amendment No. 2 dated as of February 13, 2008, to the Second Amended and Restated Loan and Security Agreement, dated as of August 31, 2007, among the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., Variable Funding Capital Company, LLC, Park Avenue Receivables Company LLC, Wachovia Capital Markets, LLC and Systems & Services Technologies, Inc.
4(f)(102)	16	New Bank Addendum, dated as of February 26, 2008, to the Fourth Amended and Restated Credit Agreement, dated February 7, 2006, by and among the Company, the Banks and Comerica Bank, as Agent for the Banks.
4(f)(103)	17	Indenture dated April 18, 2008 between Credit Acceptance Auto Loan Trust 2008-1 and Wells Fargo Bank, National Association.
4(f)(104)	17	Sale and Servicing Agreement dated April 18, 2008 among the Company, Credit Acceptance Auto Loan Trust 2008-1, Credit Acceptance Funding LLC 2008-1, and Wells Fargo Bank, National Association.

Exhibit
No.		Description

4(f)(105)	17	Backup Servicing Agreement dated April 18, 2008 among the Company, Credit Acceptance Funding LLC 2008-1, Credit Acceptance Auto Loan Trust 2008-1, and Wells Fargo Bank, National Association.
4(f)(106)	17	Amended and Restated Trust Agreement dated April 18, 2008 between Credit Acceptance Funding LLC 2008-1 and U.S. Bank Trust National Association.
4(f)(107)	17	Contribution Agreement dated April 18, 2008 between the Company and Credit Acceptance Funding LLC 2008-1.
4(f)(109)	18	Loan and Security Agreement dated May 23, 2008 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank, Relationship Funding Company, LLC and Systems & Services Technologies, Inc.
4(f)(110)	18	Backup Servicing Agreement dated May 23, 2008 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank and Systems & Services Technologies, Inc.
4(f)(111)	18	Contribution Agreement dated May 23, 2008 between the Company and CAC Warehouse Funding III, LLC.
4(f)(112)	18	Intercreditor Agreement dated May 23, 2008 among the Company, CAC Warehouse Funding Corporation II, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Auto Dealer Loan Trust 2006-2, Credit Acceptance Funding LLC 2007-1, Credit Acceptance Auto Dealer Loan Trust 2007-1, Credit Acceptance Funding LLC 2007-2, Credit Acceptance Auto Dealer Loan Trust 2007-2, Credit Acceptance Funding LLC 2008-1, Credit Acceptance Auto Loan Trust 2008-1, CAC Warehouse Funding III, LLC, Wachovia Capital Markets, LLC, as agent, Deutsche Bank Trust Company Americas, as agent, Wells Fargo Bank, National Association, as agent, Comerica Bank, as agent, and Fifth Third Bank, as agent.
4(f)(113)	19	Amendment No. 4 as of August 27, 2008, to the Second Amended and Restated Loan and Security Agreement, dated as of August 31, 2007 among the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, Variable Funding Capital Company, LLC, Wachovia Capital Markets, LLC and Systems & Services Technologies, Inc.
4(f)(114)	19	Second Amendment dated as of August 27, 2008, to the Certificate Funding Agreement dated September 20, 2006, among the Company, Credit Acceptance Residual Funding LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC, and Wachovia Capital Markets, LLC.
4(f)(115)	20	Amendment No. 3 dated as of July 10, 2008, to the Second Amended and Restated Loan and Security Agreement, dated as of August 31, 2007, among the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., Variable Funding Capital Company, LLC, Park Avenue Receivables Company LLC, Wachovia Capital Markets, LLC and Systems & Services Technologies, Inc.
4(f)(116)	20	Third Amendment, dated as of July 31, 2008, to Intercreditor Agreement dated as of December 15, 1998, among Comerica Bank, as collateral agent, and various lenders and note holders.
4(f)(117)	20	Fifth Amendment, dated as of July 31, 2008, to the Fourth Amended and Restated Credit Agreement, dated February 7, 2006, between Credit Acceptance Corporation, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent for the Banks.
4(f)(118)	21	First Amendment, dated as of November 21, 2008, to the Third Amended and Restated Security Agreement, dated February 7, 2006, between the Company, certain subsidiaries of the Company and Comerica Bank, as agent.
4(f)(119)	21	Sixth Amendment, dated as of December 9, 2008, to the Fourth Amended and Restated Credit Agreement, dated February 7, 2006, between Credit Acceptance Corporation, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent for the Banks.
4(g)(2)	22	Intercreditor Agreement, dated as of December 15, 1998, among Comerica Bank, as collateral agent, and various lenders and note holders.

Exhibit
No.		Description

4(g)(5)	23	First Amendment, dated as of March 30, 2001, to the Intercreditor Agreement dated as of December 15, 1998, among Comerica Bank, as collateral agent, and various lenders and note holders.
Note:		Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted there under does not exceed 10% of the Company’s consolidated assets and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request.
10(d)(9)	24	Form of Servicing Agreement, as of April 2003.
10(d)(10)	25	Purchase Program Agreement Recitals, as of April 2007.
10(f)(4)*	26	Credit Acceptance Corporation 1992 Stock Option Plan, as amended and restated May 1999.
10(g)(2)*	23	Employment agreement for Keith P. McCluskey, Chief Marketing Officer, dated April 19, 2001.
10(p)	27	Credit Acceptance Corporation Director Stock Option Plan.
10(q)*	28	Credit Acceptance Corporation Incentive Compensation Plan, effective April 1, 2004.
10(q)(2)*	29	Form of Restricted Stock Grant Agreement.
10(q)(3)*	30	Incentive Compensation Bonus Formula for 2005.
10(q)(4)*	31	Form of Restricted Stock Grant Agreement, dated February 22, 2007.
10(q)(5)*	31	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated February 22, 2007.
10(q)(6)*	32	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated October 2, 2008.
10(q)(7)*	33	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated November 13, 2008.
10(q)(8)*	33	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated November 13, 2008.
21(1)(a)	21	Schedule of Credit Acceptance Corporation Subsidiaries.
23(a)	21	Consent of Grant Thornton LLP.
31(a)	21	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31(b)	21	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32(a)	21	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	21	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory contracts and arrangements.

1	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.

2	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

3	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 19, 2007, and incorporated herein by reference.

4	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated January 31, 2008, and incorporated herein by reference.

5	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

6	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.

7	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 10, 2006, and incorporated herein by reference.

8	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 22, 2006, and incorporated herein by reference.

9	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 27, 2006, and incorporated herein by reference.

10	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 18, 2007, and incorporated herein by reference.

11	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 7, 2007, and incorporated herein by reference.

12	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 13, 2007, and incorporated herein by reference.

13	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 2, 2007, and incorporated herein by reference.

14	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 27, 2007, and incorporated herein by reference.

15	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated February 15, 2008, and incorporated herein by reference.

16	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 3, 2008, and incorporated herein by reference.

17	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 24, 2008, and incorporated herein by reference.

18	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 2, 2008, and incorporated herein by reference.

19	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated August 29, 2008, and incorporated herein by reference.

20	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2008, and incorporated herein by reference.

21	Filed herewith.

22	Previously filed as an exhibit to the Company’s Form 10-K Annual Report for the year ended December 31, 1998, and incorporated herein by reference.

23	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.

24	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

25	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2007, and incorporated herein by reference.

26	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

27	Previously filed as an exhibit to the Company’s Form 10-K Annual Report for the year ended December 31, 2001, and incorporated herein by reference.

28	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

29	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated March 2, 2005, and incorporated herein by reference.

30	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated April 4, 2005, and incorporated herein by reference.

31	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated February 28, 2007, and incorporated herein by reference.

32	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 7, 2008, and incorporated herein by reference.

33	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 19, 2008, and incorporated herein by reference.