Form 10-Q
period 2009-03-31
CREDIT ACCEPTANCE CORP
filed 2009-04-29
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: 248-353-2700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.
The number of shares of Common Stock, par value $0.01, outstanding on April 23, 2009 was 30,842,826.

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Data)	2009	2008
Revenue:
Finance charges	$76,726	$63,675
Premiums earned	6,460	32
Other income	4,702	7,071

Total revenue	87,888	70,778

Costs and expenses:
Salaries and wages	17,121	17,740
General and administrative	7,998	7,124
Sales and marketing	3,921	4,671
Provision for credit losses	164	2,649
Interest	7,923	10,864
Provision for claims	4,809	5

Total costs and expenses	41,936	43,053

Operating income	45,952	27,725
Foreign currency gain (loss)	3	(13)

Income from continuing operations before provision for income taxes	45,955	27,712
Provision for income taxes	16,943	10,131

Income from continuing operations	29,012	17,581

Discontinued operations
(Loss) gain from discontinued United Kingdom operations	(15)	56
(Benefit) provision for income taxes	(4)	17

(Loss) gain from discontinued operations	(11)	39

Net income	$29,001	$17,620

Net income per common share:
Basic	$0.95	$0.59

Diluted	$0.93	$0.57

Income from continuing operations per common share:
Basic	$0.95	$0.58

Diluted	$0.93	$0.57

(Loss) gain from discontinued operations per common share:
Basic	$—	$—

Diluted	$—	$—

Weighted average shares outstanding:
Basic	30,479,665	30,106,881
Diluted	31,180,146	30,891,227
See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2009	2008
(Dollars in thousands, except per share data)	(unaudited)
ASSETS:
Cash and cash equivalents	$106	$3,154
Restricted cash and cash equivalents	86,991	80,333
Restricted securities available for sale	3,136	3,345

Loans receivable (including $14,828 and $15,383 from affiliates as of March 31, 2009 and December 31, 2008, respectively)	1,179,484	1,148,752
Allowance for credit losses	(131,384)	(130,835)

Loans receivable, net	1,048,100	1,017,917

Property and equipment, net	20,487	21,049
Other assets	18,157	13,556

Total Assets	$1,176,977	$1,139,354

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$94,512	$83,948
Line of credit	99,300	61,300
Secured financing	521,865	574,175
Mortgage note and capital lease obligations	5,862	6,239
Deferred income taxes, net	78,837	75,060
Income taxes payable	8,211	881

Total Liabilities	808,587	801,603

Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 30,843,959 and 30,666,691 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	308	306
Paid-in capital	13,080	11,829
Retained earnings	357,179	328,178
Accumulated other comprehensive loss, net of tax of $1,242 and $1,478 at March 31, 2009 and December 31, 2008, respectively	(2,177)	(2,562)

Total Shareholders’ Equity	368,390	337,751

Total Liabilities and Shareholders’ Equity	$1,176,977	$1,139,354

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Cash Flows From Operating Activities:
Net income	$29,001	$17,620
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	164	2,649
Depreciation	1,371	1,231
Provision for deferred income taxes	3,541	6,539
Stock-based compensation	1,484	908
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	11,187	3,905
Decrease in income taxes receivable	—	2,654
Increase in income taxes payable	7,330	—
Increase in other assets	(4,601)	(7,628)

Net cash provided by operating activities	49,477	27,878

Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(6,658)	(8,354)
Proceeds from sale of restricted securities available for sale	—	271
Maturities of restricted securities available for sale	207	49
Principal collected on Loans receivable	177,021	175,381
Advances to dealers and accelerated payments of dealer holdback	(153,181)	(179,973)
Purchases of Consumer Loans	(41,389)	(104,958)
Payments of dealer holdback	(12,811)	(17,242)
Net (increase) decrease in other loans	(10)	63
Purchases of property and equipment	(809)	(2,390)

Net cash used in investing activities	(37,630)	(137,153)

Cash Flows From Financing Activities:
Borrowings under line of credit	152,300	204,600
Repayments under line of credit	(114,300)	(153,500)
Proceeds from secured financing	54,900	131,200
Repayments of secured financing	(107,210)	(75,238)
Principal payments under mortgage note and capital lease obligations	(377)	(378)
Repurchase of common stock	(540)	(66)
Proceeds from stock options exercised	156	1,458
Tax benefits from stock based compensation plans	153	482

Net cash (used in) provided by financing activities	(14,918)	108,558

Effect of exchange rate changes on cash	23	65

Net decrease in cash and cash equivalents	(3,048)	(652)
Cash and cash equivalents, beginning of period	3,154	712

Cash and cash equivalents, end of period	$106	$60

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$8,729	$11,217
Cash paid during the period for income taxes	$5,557	$217
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”). Certain prior period amounts have been reclassified to conform to the current presentation.
     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
     We have two primary programs: the Portfolio Program and the Purchase Program. Under the Portfolio Program, we advance money to dealer-partners (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loan. Under the Purchase Program, we buy the Consumer Loan from the dealer-partner (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer. Dealer Loans and Purchased Loans are collectively referred to as “Loans”. The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last 5 quarters:

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2008	70.2%	29.8%
June 30, 2008	65.4%	34.6%
September 30, 2008	69.2%	30.8%
December 31, 2008	78.2%	21.8%
March 31, 2009	82.3%	17.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
2. DESCRIPTION OF BUSINESS — (Continued)
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
     Dealer-partners have an opportunity to receive an accelerated dealer holdback payment (“Portfolio Profit Express”) at the time a pool of 100 or more Consumer Loans is closed. The amount paid to the dealer-partner is calculated using a formula that considers the forecasted collections and the advance balance on the closed pool. If the collections on Consumer Loans from a dealer-partner’s pool are not sufficient to repay the advance balance, the dealer-partner will not receive dealer holdback.
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
     For accounting purposes, the transactions described under the Portfolio Program are not considered to be loans to consumers. Instead, our accounting reflects that of a lender to the dealer-partner. The classification as a Dealer Loan for accounting purposes is primarily a result of (1) the dealer-partner’s financial interest in the Consumer Loan and (2) certain elements of our legal relationship with the dealer-partner. The cash amount advanced to the dealer-partner is recorded as an asset on our balance sheet. The aggregate amount of all advances to an individual dealer-partner, plus finance charges, plus dealer holdback payments, plus Portfolio Profit Express payments, less collections (net of certain collection costs), less write-offs, plus recoveries, comprises the amount of the Dealer Loan recorded in Loans receivable.

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
     For accounting purposes, the transactions described under the Purchase Program are considered to be originated by the dealer-partner and then purchased by us. The cash amount paid to the dealer-partner is recorded as an asset on our balance sheet. The aggregate amount of all amounts paid to purchase Consumer Loans from dealer-partners, plus finance charges, less collections (net of certain collection costs), less write-offs, plus recoveries, comprises the amount of Purchased Loans recorded in Loans receivable.
     Program Enrollment
     Dealer-partners that enroll in our programs have the option to either pay an upfront, one-time enrollment fee of $9,850 or defer payment by agreeing to allow us to keep 50% of their first Portfolio Profit Express payment. Portfolio Profit Express is paid to qualifying dealer-partners after a pool of 100 or more Consumer Loans has been closed. Dealer-partners that enrolled in our programs prior to 2008 have the option to assign Consumer Loans under either the Portfolio Program or the Purchase Program. During 2008, we changed our eligibility requirements for new dealer-partner enrollments to restrict access to the Purchase Program. For dealer-partners that enrolled in our programs during the first eight months of 2008, only dealer-partners that elected to pay the upfront, one-time enrollment fee were initially allowed to assign Consumer Loans under both programs. Dealer-partners that elected the deferred option during this period were only granted access to the Purchase Program after the first Portfolio Profit Express payment has been made under the Portfolio Program. For all dealer-partners enrolling in our programs after August 31, 2008, access to the Purchase Program is only granted after the first Portfolio Profit Express payment has been made under the Portfolio Program.
3. SIGNIFICANT ACCOUNTING POLICIES
Premiums Earned
     During the fourth quarter of 2008, we formed VSC Re Company (“VSC Re”), a wholly-owned subsidiary that is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by dealer-partners on vehicles financed by us. VSC Re currently reinsures vehicle service contracts that are underwritten by two of our three third party insurers. Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer less commissions and certain administrative costs, are contributed to trust accounts controlled by VSC Re. These premiums are used to fund claims covered under the vehicle service contracts. The Company has entered into arrangements with third-party insurance companies that limit our exposure to fund claims to the amount of premium dollars contributed, less amounts earned and withdrawn, plus $0.5 million of equity contributed. With the reinsurance structure, we are able to access projected excess trust assets monthly and will record revenue and expense on an accrual basis in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). Premiums are earned over the life of the vehicle service contract using an accelerated method (an average of the pro rata and rule of 78 methods), as this method best matches the timing of historical claims. Claims are expensed through a provision for claims in the period the claim was incurred. For the three months ended March 31, 2009, net assumed written premiums were $9.3 million, net premiums earned were $6.5 million, and provision for claims was $4.8 million. For the three months ended March 31, 2009, we amortized $0.1 million of capitalized acquisition costs related to premium taxes. Capitalized acquisition costs are amortized over the life of the contracts in proportion to premiums earned. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), we are considered the primary beneficiary of the trusts and as a result, trust assets of $30.7 million and $29.3 million at March 31, 2009 and December 31, 2008, respectively, have been consolidated on our balance sheet as restricted cash and cash equivalents. As of March 31, 2009 and December 31, 2008, accounts payable and accrued liabilities includes $30.0 million and $23.3 million of unearned premium, and $1.2 million and $0.9 million of claims reserve related to our reinsurance of vehicle service contracts, respectively. The claims reserve is estimated based on historical claims experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SIGNIFICANT ACCOUNTING POLICIES — (Continued)
     Prior to the formation of VSC Re, our agreements with two of our TPAs allowed us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. The agreements also required that vehicle service contract premiums be placed in trust accounts. Funds in the trust accounts were utilized by the TPA to pay claims on the vehicle service contracts. Upon the formation of VSC Re during the fourth quarter of 2008, the unearned premiums on the majority of the vehicle service contracts that had been written through these two TPAs were ceded to VSC Re along with any related trust assets. As the trust assets transferred to VSC Re exceeded the ceded unearned premiums, we recorded a deferred gain of $4.3 million upon the formation of VSC Re. The deferred gain will be recognized as premiums earned revenue over a 26 month period (average remaining life of the ceded vehicle service contracts) using an accelerated method (an average of the pro rata and rule of 78 methods), as this method best matches the timing of historical claims. Vehicle service contracts written prior to 2008 through one of the TPAs remain under this profit sharing arrangement. Profit sharing payments, if any, on the vehicle service contracts are distributed to us periodically after the term of the vehicle service contracts have substantially expired provided certain loss rates are met. Under FIN 46, we are considered the primary beneficiary of the trusts. As a result, the assets and liabilities of the remaining trust have been consolidated on our balance sheet. As of March 31, 2009 and December 31, 2008, the remaining trust had $4.8 million and $5.4 million in assets available to pay claims and a related claims reserve of $4.0 million and $4.7 million, respectively. The trust assets are included in restricted cash and cash equivalents and restricted securities available for sale. The claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets. A third party insures claims in excess of funds in the trust accounts.
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
Restricted Cash and Cash Equivalents
     Restricted cash and cash equivalents increased to $87.0 million at March 31, 2009 from $80.3 million at December 31, 2008. The following table summarizes restricted cash and cash equivalents:

	As of
	March 31,	December 31,
(in thousands)	2009	2008
Cash collections related to secured financings	$54,651	$48,956
Cash held in trusts for future vehicle service contract claims (1)	32,340	31,377

Total restricted cash and cash equivalents	$86,991	$80,333

(1)	The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SIGNIFICANT ACCOUNTING POLICIES — (Continued)
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
     Restricted securities available for sale consisted of the following:

	As of March 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
(in thousands)	Cost	Gains	Losses	Value
US Government and agency securities	$842	$43	$—	$885
Corporate bonds	2,269	11	(29)	2,251

Total restricted securities available for sale	$3,111	$54	$(29)	$3,136

	As of December 31, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
(in thousands)	Cost	Gains	Losses	Value
US Government and agency securities	$842	$53	$—	$895
Corporate bonds	2,475	9	(34)	2,450

Total restricted securities available for sale	$3,317	$62	$(34)	$3,345

     The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2009		As of December 31, 2008
		Estimated		Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Contractual Maturity
Within one year	$1,458	$1,461	$1,665	$1,670
Over one year to five years	1,653	1,675	1,652	1,675

Total restricted securities available for sale	$3,111	$3,136	$3,317	$3,345

Deferred Debt Issuance Costs
     As of March 31, 2009 and December 31, 2008, deferred debt issuance costs were $2.5 million (net of accumulated amortization of $6.5 million) and $3.4 million (net of accumulated amortization of $5.6 million), respectively, and are included in other assets in the consolidated balance sheets. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SIGNIFICANT ACCOUNTING POLICIES — (Concluded)
New Accounting Pronouncements
     Disclosures About Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. The adoption of SFAS 161 on January 1, 2009 had no financial impact on our consolidated financial statements but expanded our disclosures.
     Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 is intended to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We plan to adopt FSP FAS 107-1 and APB 28-1 for the period ending June 30, 2009. The adoption will have no financial impact on our consolidated financial statements but will expand our interim disclosures.
     Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not expect FSP FAS 115-2 and FAS 124-2 to have a material impact on our consolidated financial statements.
4. LOANS RECEIVABLE
     A summary of changes in Loans receivable is as follows (in thousands):

	Three Months Ended March 31, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$823,567	$325,185	$1,148,752
New loans (1)	153,181	41,389	194,570
Transfers (2)	(4,330)	4,330	—
Dealer holdback payments	12,811	—	12,811
Net cash collections on Loans	(137,540)	(39,505)	(177,045)
Write-offs	(570)	(21)	(591)
Recoveries	979	15	994
Net change in other loans	16	—	16
Currency translation	(23)	—	(23)

Balance, end of period	$848,091	$331,393	$1,179,484

	Three Months Ended March 31, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$804,245	$140,453	944,698
New loans (1)	179,973	104,958	284,931
Transfers (2)	(1,515)	1,515	—
Dealer holdback payments	17,242	—	17,242
Net cash collections on Loans	(145,531)	(30,130)	(175,661)
Write-offs	(22,728)	(13)	(22,741)
Recoveries	—	5	5
Net change in other loans	(15)	—	(15)
Currency translation	(66)	—	(66)

Balance, end of period	$831,605	$216,788	$1,048,393

(1)	New Dealer Loans include advances to dealer-partners and Portfolio Profit Express.

(2)	Transfers relate to Dealer Loans that are now considered to be Purchased Loans when we exercise our right to the dealer holdback of certain dealer-partners’ Consumer Loans once they are inactive and have originated less than 100 Consumer Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE — (Concluded)
     A summary of changes in the Allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,831	$17,004	$130,835
Provision for credit losses (1)	(350)	517	167
Write-offs	(570)	(21)	(591)
Recoveries	979	15	994
Currency translation	(21)	—	(21)

Balance, end of period	$113,869	$17,515	$131,384

	Three Months Ended March 31, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$133,201	$944	$134,145
Provision for credit losses (2)	2,243	236	2,479
Write-offs	(22,728)	(13)	(22,741)
Recoveries	—	5	5
Currency translation	(63)	—	(63)

Balance, end of period	$112,653	$1,172	$113,825

(1)	Does not include a provision for credit losses of $(3) related to other items.

(2)	Does not include a provision for credit losses of $170 related to other items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT
     We currently use four primary sources of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) SEC Rule 144A asset-backed secured financings (“Term ABS 144A”) with qualified institutional investors; and (4) a residual credit facility with an institutional investor. General information for each of the Company’s financing transactions in place as of March 31, 2009 is as follows (dollars in thousands):

	Wholly-owned					Interest Rate at
Financings	Subsidiary	Issue Number	Close Date	Maturity Date	Financing Amount	March 31, 2009
Revolving Line of Credit	n/a	n/a	January 25, 2008	June 22, 2010	$153,500	At the Company’s option, either the Eurodollar rate plus 125 basis points or the prime rate minus 60 basis points

Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding Corp. II	2003-2	August 27, 2008	August 26, 2009	$325,000	Commercial paper rate plus 100 basis points or LIBOR plus 200 basis points (4) (5)

Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding III, LLC	2008-2	May 27, 2008	May 23, 2010 (2)	$50,000	Commercial paper rate plus 77.5 basis points or LIBOR plus 177.5 basis points (4) (5)

Term ABS 144A 2007-1 (1)	Credit Acceptance Funding LLC 2007-1	2007-1	April 12, 2007	April 15, 2008 (2)	$100,000	Fixed rate

Term ABS 144A 2007-2 (1)	Credit Acceptance Funding LLC 2007-2	2007-2	October 29, 2007	October 15, 2008 (2)	$100,000	Fixed rate (3)

Term ABS 144A 2008-1 (1)	Credit Acceptance Funding LLC 2008-1	2008-1	April 18, 2008	April 15, 2009 (2)	$150,000	Fixed rate (3)

Residual Credit Facility (1)	Credit Acceptance Residual Funding LLC	2006-3	August 27, 2008	August 26, 2009	$50,000	Commercial paper rate plus 250 basis points or LIBOR plus 350 basis points (4)

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Loans will amortize after the maturity date based on the cash flows of the contributed assets.

(3)	A portion of the outstanding balance is a floating rate obligation that has been converted to a fixed rate obligation via an interest rate swap.

(4)	The LIBOR rate is used if funding is not available from the commercial paper market.

(5)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)
     Additional information related to the amounts outstanding on each facility is as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Revolving Line of Credit
Maximum outstanding balance	$99,300	$101,500
Average outstanding balance	66,493	46,043

Revolving Secured Warehouse Facility (2003-2) (1)
Maximum outstanding balance	$275,000	$285,789
Average outstanding balance	264,900	256,092

Revolving Secured Warehouse Facility (2008-2)
Maximum outstanding balance	$50,000	$—
Average outstanding balance	50,000	—

(1)	2008 data includes amounts owing after February 12, 2008 to an institutional investor that did not renew their participation in the facility. The amount due did not reduce the amount available on the Warehouse Facility. See “Revolving Secured Warehouse Facilities” for additional information.

	As of
	March 31, 2009	December 31, 2008
Revolving Line of Credit
Balance outstanding	$99,300	$61,300
Letter(s) of credit	555	555
Amount available for borrowing	53,645	91,645
Interest rate	1.80%	1.70%

Revolving Secured Warehouse Facility (2003-2)
Balance outstanding	$249,900	$256,000
Amount available for borrowing	75,100	69,000
Contributed eligible Loans	342,778	344,111
Interest rate	1.61%	3.33%

Revolving Secured Warehouse Facility (2008-2)
Balance outstanding	$50,000	$50,000
Amount available for borrowing	—	—
Contributed eligible Loans	62,540	62,562
Interest rate	2.23%	2.21%

Term ABS 144A 2007-1
Balance outstanding	$12,232	$33,915
Contributed eligible Dealer Loans	71,739	87,155
Interest rate	5.32%	5.32%

Term ABS 144A 2007-2
Balance outstanding	$59,733	$84,260
Contributed eligible Dealer Loans	100,694	114,054
Interest rate	6.22%	6.22%

Term ABS 144A 2008-1
Balance outstanding	$150,000	$150,000
Contributed eligible Loans	188,032	184,595
Interest rate	6.37%	6.37%

Residual Credit Facility
Balance outstanding	$—	$—
Certificate Pledged	65,350	52,944
Interest rate	—	—

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
     The $325.0 million facility requires that certain amounts outstanding under the facility be refinanced within 360 days of the most recent refinancing. The most recent refinancing occurred in October of 2008. If such refinancing does not occur, the facility will cease to revolve and will amortize over time as collections are received and, at the option of the institutional investor, may be subject to acceleration and foreclosure.
     In August of 2009, the $325.0 million warehouse facility matures. If we are unsuccessful in renewing the facility, and alternative financing cannot be obtained, additional reductions in Loan origination volumes will be required. As of March 31, 2009, $249.9 million was outstanding under the facility. In the event that this facility is not renewed, no further advances would be made under the facility, and the amount outstanding would be repaid by the proceeds from the Loans securing the facility. We currently expect such amounts to be repaid over time as collections on such Loans are received, even if the lender under such facility has the right to cause the Loans securing the facility to be sold to repay the outstanding indebtedness. Although the facility is non-recourse to the Company, the sale of the Loans by the lender at less than their book value could result in significant losses to the Company. As of March 31, 2009, the book value of the Loans was $342.8 million. Given current conditions in the credit markets, there can be no assurance that the facility will be renewed or that alternative financing will be obtained. In addition, we may be required to incur significant fees or other costs in connection with extending or replacing the facility.
     Under both warehouse facilities we can contribute Loans to our wholly-owned subsidiaries in return for cash and equity in each subsidiary. In turn, each subsidiary pledges the Loans as collateral to institutional investors to secure financing that will fund the cash portion of the purchase price of the Loans. The financing provided to each subsidiary under the applicable facility is limited to the lesser of 80% of the net book value of the contributed Loans or the facility limit.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)
Term ABS 144A Financings
     In 2007 and 2008, three of our wholly-owned subsidiaries (the “Funding LLCs”), each completed a secured financing transaction. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors. Financial insurance policies were issued in connection with the 2007 transactions. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. In the 2007 transactions, the notes were initially rated “Aaa” by Moody’s Investor Service (“Moody’s”) and “AAA” by Standard & Poor’s Rating Services (“S&P”) based upon the financial insurance policy. As of March 31, 2009, due to downgrades in the debt ratings of the insurers, the 2007 transactions were rated “Baa2” by Moody’s. The Term ABS 114A 2007-1 transaction continued to be rated as “AAA” by S&P and the Term ABS 114A 2007-2 transaction was rated as “A-” by S&P. The 2008 transaction was rated “A” by S&P.
     Each financing has a specified revolving period during which we may be required, and are likely, to convey additional Loans to each Funding LLC. Each Funding LLC will then convey the Loans to their respective trust. At the end of the revolving period, the debt outstanding under each financing will begin to amortize.
     The financings create loans for which the trusts are liable and which are secured by all the assets of each trust. Such loans are non-recourse to us, even though the trusts, the Funding LLCs and the Company are consolidated for financial reporting purposes. Because the Funding LLCs are organized as separate legal entities from the Company, their assets (including the contributed Loans) are not available to satisfy our general obligations. We receive a monthly servicing fee on each financing equal to 6% of the collections received with respect to the contributed Loans. The fee is paid out of the collections. Aside from the servicing fee and holdback payments due to dealer-partners, we do not receive, or have any rights in the collections. However, in our capacity as Servicer of the Loans, we do have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs under certain specified circumstances. Alternatively, when a trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. The collections will then be available to be distributed to us as the sole member of the respective Funding LLC.
     The table below sets forth certain additional details regarding the outstanding Term ABS 144A Financings (dollars in thousands):

			Net Book Value of Dealer		Expected
Term ABS 144A	Issue		Loans Contributed at		Annualized
Financing	Number	Close Date	Closing	Revolving Period	Rates (1)
Term ABS 144A 2007-1	2007-1	April 12, 2007	$125,700	12 months (Through April 15, 2008)	7.2%

Term ABS 144A 2007-2	2007-2	October 29, 2007	$125,000	12 months (Through October 15, 2008)	8.0%

Term ABS 144A 2008-1	2008-1	April 18, 2008	$86,615	12 months (Through April 15, 2009)	6.9%

(1)	Includes underwriter’s fees, insurance premiums and other costs.

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
     In August of 2009, our $50.0 million residual credit facility matures. No amounts were outstanding under the $50.0 millon residual credit facility as of March 31, 2009. In the event that this facility is not renewed, any amounts then outstanding under this facility are required to be repaid in full at maturity.
Debt Covenants
     As of March 31, 2009, we are in compliance with all our debt covenants including those that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of our assets to debt and a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges. The covenants also limit the maximum ratio of our funded debt to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of the debt covenants may indirectly limit the payment of dividends on common stock.
6. DERIVATIVE INSTRUMENTS
     Interest Rate Caps. We purchase interest rate cap agreements to manage the interest rate risk on our $325.0 million and $50.0 million revolving secured warehouse facilities. As we have not designated these agreements as hedges as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, changes in the fair value of these agreements will increase or decrease interest expense.
     As of March 31, 2009 and December 31, 2008, seven interest rate cap agreements with various maturities between July 2009 and February 2011 were outstanding with a cap rate of 6.75% and a nominal fair value.
     Interest Rate Swaps. As of March 31, 2009 we had $42.0 million in fixed rate debt, and $179.9 million in floating rate debt outstanding under Term ABS 144A asset-backed secured borrowings. We have entered into two interest rate swaps, which were effective on the closing date of the financings, to convert $50.0 million and $150.0 million in floating rate Term ABS 144A asset-backed secured borrowings into fixed rate debt bearing a rate of 6.28% and 6.37%, respectively. The fair value of the interest rate swaps is based on quoted prices for similar instruments in active markets, which are influenced by a number of factors, including interest rates, amount of debt outstanding, and number of months until maturity. As we have not designated the interest rate swap related to the $50.0 million in floating rate debt as a hedge as defined under SFAS 133, changes in the fair value of this swap will increase or decrease interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
6. DERIVATIVE INSTRUMENTS — (Continued)
     We have designated the interest rate swap related to the $150.0 million floating rate debt as a cash flow hedge as defined under SFAS 133. The effective portion of changes in the fair value is recorded in other comprehensive income, net of income taxes, and the ineffective portion of changes in fair value is recorded in interest expense. There has been no such ineffectiveness since the inception of this hedge through March 31, 2009.
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
     At March 31, 2009, we had minimal exposure to credit loss on the interest rate swaps. We do not believe that any reasonably likely change in interest rates would have a materially adverse effect on our financial position, our results of operations or our cash flows.
     Information related to the fair values of derivative instruments in our consolidated balance sheets as of March 31, 2009 and December 31, 2008 is as follows (in thousands):

	Liability Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments under Statement 133

Interest rate swap	Accounts payable and accrued liabilities	$3,445	Accounts payable and accrued liabilities	$4,068

Total derivatives designated as hedging instruments under Statement 133		$3,445		$4,068

Derivatives not designated as hedging instruments under Statement 133

Interest rate swap	Accounts payable and accrued liabilities	$487	Accounts payable and accrued liabilities	$827

Total derivatives not designated as hedging instruments under Statement 133		$487		$827

Total derivatives		3,932		$4,895

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
6. DERIVATIVE INSTRUMENTS — (Concluded)
     Information related to the effect of derivative instruments on our consolidated income statements for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Gain / (Loss)		Gain / (Loss)
Derivatives in	Recognized in OCI on Derivative		Reclassified from Accumulated
Statement 133 Cash	(Effective Portion)		OCI into Income (Effective Portion)
Flow Hedging	Three Months Ended March 31,			Three Months Ended March 31,
Relationships	2009	2008	Location	2009	2008
Interest rate swap	$(474)	$—	Interest expense	$(1,097)	$—
     As of March 31, 2009, we expect to reclassify losses of $2.9 million from Accumulated other comprehensive income into Income during the next twelve months.

Derivatives Not Designated as	Amount of Gain / (Loss) Recognized in Income on Derivative
Hedging Instruments under		Three Months Ended March 31,
Statement 133	Location	2009	2008
Interest rate caps	Interest expense	$(1)	$(52)
Interest rate swap	Interest expense	(11)	(980)

Total		$(12)	$(1,032)

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

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the asset or liability.
     The following table provides the fair value measurements of applicable assets and liabilities as of March 31, 2009 (in thousands):

			Total
	Level 1	Level 2	Fair Value
Assets
Restricted securities available for sale	$3,136	$—	$3,136
Derivative instruments	—	—	—

Liabilities
Derivative instruments	$—	$3,932	$3,932

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
8. RELATED PARTY TRANSACTIONS
     In the normal course of our business, affiliated dealer-partners assign Consumer Loans to us under the Portfolio and Purchase Programs. Dealer Loans and Purchased Loans with affiliated dealer-partners are on the same terms as those with non-affiliated dealer-partners. Affiliated dealer-partners are comprised of dealer-partners owned or controlled by: (1) our majority shareholder and Chairman; and (2) a member of the Chairman’s immediate family.
     Affiliated Dealer Loan balances were $14.8 million and $15.4 million as of March 31, 2009 and December 31, 2008, respectively. Affiliated Dealer Loan balances were 1.7% and 1.9% of total consolidated Dealer Loan balances as of March 31, 2009 and December 31, 2008. A summary of related party Loan activity is as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	Affiliated		Affiliated
	dealer-partner	% of	dealer-partner	% of
	activity	consolidated	activity	consolidated
New Dealer and Purchased Loans	$2,030	1.3%	$3,687	2.0%

Dealer Loan revenue	$948	1.8%	$985	2.0%

Dealer holdback payments	$571	4.5%	$539	3.1%
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
(UNAUDITED)
9. CAPITAL TRANSACTIONS
     Net Income Per Share
     Basic net income per share has been computed by dividing net income by the basic number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of common and common equivalent shares outstanding using the treasury stock method. The share effect is as follows:

	Three Months Ended March 31,
	2009	2008
Weighted average common and common equivalent shares outstanding:
Basic number of common shares outstanding	30,479,665	30,106,881

Dilutive effect of stock options	541,257	631,835
Dilutive effect of restricted stock and restricted stock units	159,224	152,511

Dilutive number of common and common equivalent shares outstanding	31,180,146	30,891,227

     The computation of diluted net income per share for the three months ended March 31, 2008 excludes the effect of the potential exercise of stock options to purchase 110,000 shares, because the effects of including them would have been anti-dilutive. There were no stock options that would be anti-dilutive for the three months ended March 31, 2009.
     Stock Compensation Plans
     Pursuant to our Incentive Compensation Plan, which was approved by shareholders on May 13, 2004, and subsequently amended and restated on April 6, 2009, we reserved 1.0 million shares of our common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014. If our shareholders adopt the Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan (the “Incentive Plan”) at our annual meeting of shareholders on May 21, 2009, the number of shares reserved for granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, directors, and contractors at any time prior to April 6, 2019 will be increased to 1.5 million shares. Through March 31, 2009, 121,736 shares of restricted stock and 62,500 restricted stock units have been granted to employees contingent upon the adoption of the Incentive Plan. Assuming adoption of the Incentive Plan, shares available for future grants under the Incentive Plan totaled 354,939 as of March 31, 2009.
     Below is a summary of the restricted stock activity under the Incentive Plan for the three months ended March 31, 2009 and 2008:

	Number of Shares
	Three Months Ended March 31,
Restricted Stock	2009	2008
Outstanding Beginning Balance	245,329	201,872
Granted	121,736	80,123
Vested	(105,682)	(20,198)
Forfeited	(5,711)	(1,297)

Outstanding Ending Balance	255,672	260,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED
9. CAPITAL TRANSACTIONS — (Concluded)
     Below is a summary of the restricted stock unit activity under the Incentive Plan for the three months ended March 31, 2009 and 2008:

	Nonvested		Vested		Total
		Weighted-		Weighted-
		Average		Average		Distribution Date
	Number of	Grant-Date	Number of	Grant-Date	Number of	of Vested
	Restricted Stock	Fair Value	Restricted Stock	Fair Value	Restricted Stock	Restricted Stock
Restricted Stock Units	Units	Per Share	Units	Per Share	Units	Units
Outstanding at December 31, 2008	640,000	$18.99	60,000	$26.30	700,000
Granted	62,500	21.38	—	—	62,500	February 22, 2016
Vested	(60,000)	26.30	60,000	26.30	—	February 22, 2014
Forfeited	(7,500)	13.51	—	—	(7,500)

Outstanding at March 31, 2009	635,000	$18.60	120,000	$26.30	755,000

	Nonvested		Vested		Total
		Weighted-		Weighted-
		Average		Average		Distribution Date
	Number of	Grant-Date	Number of	Grant-Date	Number of	of Vested
	Restricted Stock	Fair Value	Restricted Stock	Fair Value	Restricted Stock	Restricted Stock
Restricted Stock Units	Units	Per Share	Units	Per Share	Units	Units
Outstanding at December 31, 2007	300,000	$26.30	—	$—	300,000
Granted	—	—	—	—	—
Vested	(60,000)	26.30	60,000	26.30	—	February 22, 2014

Outstanding at March 31, 2008	240,000	$26.30	60,000	$26.30	300,000

     Stock compensation expense consists of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Restricted stock	$510	$344
Restricted stock units	974	564

	$1,484	$908

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
     Selected segment information is set forth below (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue:
United States	$87,886	$70,760
Other	2	18

Total revenue	$87,888	$70,778

Income (loss) from continuing operations before provision for income taxes:
United States	$45,970	$27,861
Other	(15)	(149)

Total income from continuing operations before provision for income taxes	$45,955	$27,712

	As of
	March 31, 2009	December 31, 2008
Segment Assets
United States	$1,176,840	$1,139,214
Other	137	140

Total Assets	$1,176,977	$1,139,354

11. COMPREHENSIVE INCOME
Our comprehensive income information is set forth below (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$29,001	$17,620
Unrealized (loss) gain on securities available for sale, net of tax	(1)	43
Unrealized gain on interest rate swap, net of tax	386	—

Comprehensive income	$29,386	$17,663

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 — Financial Statements and Supplementary Data, of our 2008 Annual Report on Form 10-K, as well as Item 1- Consolidated Financial Statements, in this Form 10-Q.
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
     Our strategy for accessing the capital required to grow is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio is 1.7:1 at March 31, 2009. We currently use four primary sources of financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) SEC Rule 144A asset-backed secured borrowings (“Term ABS 144A”) with qualified institutional investors; and (4) a residual credit facility with an institutional investor.
Consumer Loan Performance
     At Loan inception, we use a statistical model to estimate the expected collection rate for each Loan. Subsequent to Loan inception, we continue to evaluate the expected collection rate of each Loan. Our evaluation for each Loan becomes more accurate as the Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of March 31, 2009, with the forecasts as of December 31, 2008 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of			Variance in Forecasted Collection Percentage from
Loan Assignment	March 31,	December 31,	Initial	December 31,	Initial
Year	2009	2008	Forecast	2008	Forecast
2000	72.5%	72.5%	72.8%	0.0%	-0.3%
2001	67.4%	67.4%	70.4%	0.0%	-3.0%
2002	70.4%	70.4%	67.9%	0.0%	2.5%
2003	73.8%	73.8%	72.0%	0.0%	1.8%
2004	73.3%	73.4%	73.0%	-0.1%	0.3%
2005	74.1%	74.1%	74.0%	0.0%	0.1%
2006	70.5%	70.3%	71.4%	0.2%	-0.9%
2007	68.2%	67.9%	70.7%	0.3%	-2.5%
2008	67.9%	67.9%	69.7%	0.0%	-1.8%
     During the first quarter of 2009, actual Loan performance was consistent with our forecast at December 31, 2008. As a result of current economic conditions and uncertainty about future conditions, we continue to be cautious about our forecasts of future collection rates. However, we believe our current estimates are reasonable for the following reasons:
•	Our forecasts start with the assumption that Loans in our current portfolio will perform like historical Loans with similar attributes.

•	During 2008, we reduced our forecasts on Loans originated in 2006 through 2008 as these Loans began to perform worse than expected. Additionally, we adjusted our estimated timing of future net cash flows to reflect recent trends relating to Loan prepayments and reduced the forecasted collection rate used at Loan inception to price new Loan originations.

•	During 2008, and during the first quarter of 2009, we reduced the expected collection rate on new Loan originations. The reductions reflect both the experience to date on 2006 through 2008 Loans as well as an expectation that the external environment will continue to negatively impact Loan performance.

•	Our current forecasting methodology, when applied against historical data, produces a consistent forecasted collection rate as the Loans age.

•	During the first quarter of 2009, realized net Loan cash flows were consistent with our current forecast.
     Although current economic uncertainly increases the risk of poor Loan performance, we set prices at Loan inception to increase the likelihood of achieving an acceptable return on capital, even if collection results are worse than we currently forecast.
     The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2009. Payments of dealer holdback and Portfolio Profit Express are not included in the advance percentage paid to the dealer-partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of March 31, 2009
	Forecasted			% of Forecast
Loan Assignment Year	Collection %	Advance %	Spread %	Realized
2000	72.5%	47.9%	24.6%	99.3%
2001	67.4%	46.0%	21.4%	98.9%
2002	70.4%	42.2%	28.2%	98.6%
2003	73.8%	43.4%	30.4%	98.3%
2004	73.3%	44.0%	29.3%	97.4%
2005	74.1%	46.9%	27.2%	96.2%
2006	70.5%	46.6%	23.9%	86.0%
2007	68.2%	46.5%	21.7%	62.1%
2008	67.9%	44.6%	23.3%	31.3%
2009	69.3%	42.6%	26.7%	4.5%
     The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), and the spread (the forecasted collection rate less the advance rate) as of March 31, 2009 for Purchased Loans and Dealer Loans separately:

		Forecasted
	Loan Assignment Year	Collection %	Advance %	Spread %
Purchased loans	2007	67.9%	48.9%	19.0%
	2008	66.9%	46.9%	20.0%
	2009	68.2%	44.9%	23.3%

Dealer loans	2007	68.2%	45.9%	22.3%
	2008	68.4%	43.4%	25.0%
	2009	69.5%	42.0%	27.5%
     Although the advance rate on Purchased Loans is higher as compared to the advance rate on Dealer Loans, Purchased Loans do not require the Company to pay dealer holdback. The increase in the spread between the forecasted collection rate and the advance rate during 2008 and 2009 occurred as a result of pricing changes implemented during the first nine months of 2008 and stable forecasted collection rates during the first quarter of 2009.

     The following table summarizes changes in Consumer Loan dollar and unit volume in each of the last 5 quarters as compared to the same period in the previous year:

	Consumer Loans
	Year over Year Percent Change
Three Months Ended	Dollar Volume	Unit Volume
March 31, 2008	28.5%	16.0%
June 30, 2008	40.6%	26.1%
September 30, 2008	27.5%	26.9%
December 31, 2008	-21.0%	-13.4%
March 31, 2009	-26.3%	-13.0%
     Unit and dollar volume declined during the first quarter of 2009 as compared to the same period in 2008 due to pricing changes implemented during 2008.
     The following table summarizes key information regarding Purchased Loans:

	Three Months Ended
	March 31,
	2009	2008
New Purchased Loan unit volume as a percentage of total unit volume	17.7%	29.8%
New Purchased Loan dollar volume as a percentage of total dollar volume	21.3%	36.8%
     As of March 31, 2009 and 2008, the net Purchased Loan receivable balance was 29.9% and 23.1%, respectively, of the total net receivable balance.
     The following table summarizes the changes in active dealer-partners and corresponding Consumer Loan unit volume:

	Three Months Ended March 31,
	2009	2008	% change
Consumer Loan unit volume	34,991	40,217	-13.0%
Active dealer-partners (1)	2,305	2,292	0.6%

Average volume per active dealer-partner	15.2	17.5	-13.1%

Consumer Loan unit volume from dealer-partners active both periods	23,490	29,982	-21.7%
Dealer-partners active both periods	1,297	1,297	0.0%

Average volume per dealer-partners active both periods	18.1	23.1	-21.7%

Consumer Loan unit volume from new dealer-partners	2,228	3,011	-26.0%
New active dealer-partners (2)	338	347	-2.6%

Average volume per new active dealer-partners	6.6	8.7	-24.1%

Attrition (3)	-25.4%	-18.1%

(1)	Active dealer-partners are dealer-partners who have received funding for at least one Loan during the period.

(2)	New active dealer-partners are dealer-partners who enrolled in our program and have received funding for their first Loan from us during the periods presented.

(3)	Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from dealer-partners who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

Results of Operations
     Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     The following is a discussion of our results of operations and income statement data on a consolidated basis.

	Three Months		Three Months
	Ended	% of	Ended	% of
(Dollars in thousands, except per share data)	March 31, 2009	Revenue	March 31, 2008	Revenue
Revenue:
Finance charges	$76,726	87.3%	$63,675	90.0%
Premiums earned	6,460	7.4	32	—
Other income	4,702	5.3	7,071	10.0

Total revenue	87,888	100.0	70,778	100.0
Costs and expenses:
Salaries and wages	17,121	19.5	17,740	25.1
General and administrative	7,998	9.1	7,124	10.1
Sales and marketing	3,921	4.4	4,671	6.6
Provision for credit losses	164	0.2	2,649	3.7
Interest	7,923	9.0	10,864	15.3
Provision for claims	4,809	5.5	5	—

Total costs and expenses	41,936	47.7	43,053	60.8

Operating income	45,952	52.3	27,725	39.2
Foreign currency gain (loss)	3	—	(13)	—

Income from continuing operations before provision for income taxes	45,955	52.3	27,712	39.2
Provision for income taxes	16,943	19.3	10,131	14.3

Income from continuing operations	29,012	33.0	17,581	24.9
Discontinued operations
(Loss) gain from discontinued United Kingdom operations	(15)	—	56	0.1
(Benefit) provision for income taxes	(4)	—	17	—

(Loss) gain from discontinued operations	(11)	—	39	0.1

Net income	$29,001	33.0%	$17,620	25.0%

Net income per common share:
Basic	$0.95		$0.59

Diluted	$0.93		$0.57

Income from continuing operations per common share:
Basic	$0.95		$0.58

Diluted	$0.93		$0.57

(Loss) gain from discontinued operations per common share:
Basic	$—		$—

Diluted	$—		$—

Weighted average shares outstanding:
Basic	30,479,665		30,106,881
Diluted	31,180,146		30,891,227

Continuing Operations
     Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     The following table highlights changes for the three months ended March 31, 2009, as compared to 2008:

Three Months Ended
March 31, 2009
Average outstanding balance of Loan portfolio	18.4%

Finance charges	20.5%

Operating expenses	-1.7%

Interest expense	-27.1%

Income from continuing operations	65.0%
     Income from continuing operations increased for the three months ended March 31, 2009 primarily due to the following:
•	Increased finance charges due primarily to the increase in the average outstanding balance of our Loan portfolio;

•	Decreased operating expenses due to efficiencies gained; and

•	Decreased interest expense due to a reduction in market rates on our outstanding debt.
     The changes in premiums earned, other income, and provision for claims are related to accounting and reporting changes resulting from the formation of VSC Re during the fourth quarter of 2008 and did not have a significant impact on income from continuing operations for the three months ended March 31, 2009 as compared to the same period in 2008.
     Finance Charges. For the three months ended March 31, 2009, finance charges increased $13.1 million, or 20.5%, as compared to the same period in 2008. The increase was primarily the result of:
•	An increase in the average Loans receivable balance due to growth in new Loan volume in 2007 and during the first nine months of 2008.

•	An increase in the average yield on our Loan portfolio resulting from pricing changes implemented during the first nine months of 2008 partially offset by a decline in Loan performance during 2008.
     Premiums Earned and Provision for Claims. For the three months ended March 31, 2009, premiums earned and provision for claims increased $6.4 million and $4.8 million, respectively, as compared to the same period in 2008. During the fourth quarter of 2008, we formed VSC Re in order to enhance our control over and the security in the trust assets that will be used to pay future vehicle service contract claims. VSC Re currently reinsures vehicle service contracts that are underwritten by two of our three third party insurers. Our financial results for the three months ended March 31, 2009 include $6.5 million in premiums earned and $4.8 million in provision for claims related to VSC Re. Premiums are earned over the life of the vehicle service contract using an accelerated method (an average of the pro rata and rule of 78 methods), as this method best matches the timing of historical claims. A provision for claims is recognized in the period the claims were incurred.
     The amount of income we expect to earn from the vehicle service contracts over time is not expected to be impacted by the formation of VSC Re, as both before and after the formation of VSC Re, the income we receive is based on the amount by which vehicle service contract premiums exceed claims. However, the formation of VSC Re impacts the timing of income recognition and the income statement presentation. Prior to the formation of VSC Re, our agreements with vehicle service contract third party administrators (“TPAs”) allowed us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. Profit sharing payments were received periodically, primarily during the first quarter of each year, and were recognized on a net basis (premiums earned less claims incurred) as other income in the period received.

     Other Income. For the three months ended March 31, 2009, other income decreased $2.4 million, or 33.5%, as compared to the same period in 2008. The following table highlights the changes, as a percentage of revenue, of other income for the three months ended March 31, 2009, as compared to 2008:

Three Months Ended
Percentage of Revenue, March 31, 2008	10.0%
Vehicle service contract and GAP profit sharing income	-3.8%
Interest income on restricted cash relating to secured financings	-0.5%
Other	-0.4%

Percentage of Revenue, March 31, 2009	5.3%

     The decrease in other income, as a percentage of revenue, was primarily a result of:
•	Decreased vehicle service contract and guaranteed asset protection (“GAP”) profit sharing income due to the following:
•	The formation of VSC Re, as discussed above, which eliminated the profit sharing arrangements related to vehicle service contracts, except for vehicle service contracts written prior to 2008 through one of the TPAs, as further discussed below. For the three months ended March 31, 2008, we received $1.8 million in vehicle service contract profit sharing payments.

•	An increase in GAP claims paid as a percentage of premiums written. For the three months ended March 31, 2009 and 2008, we received GAP profit sharing payments of $0.1 million and $0.7 million, respectively.

•	A change in the timing of the profit sharing payment related to vehicle service contracts written prior to 2008 through one of the TPAs. We receive profit sharing payments periodically after the term of the vehicle service contracts have substantially expired provided certain loss rates are met. We experienced a decline in the percentage of underlying contracts that substantially expired during the period and as a result, our profit sharing payment decreased to $0.1 million for the three months ended March 31, 2009 from $0.5 million for the same period in 2008. We recognize income in the period the payment is received as the amounts of these payments are currently not estimable due to a lack of historical information.
•	Decreased interest income on restricted cash related to the secured financings due to a decrease in interest rates earned on cash investments relating to secured financing transactions.
     Salaries and Wages. For the three months ended March 31, 2009, salaries and wages expense decreased $0.6 million, or 3.5%, as compared to the same period in 2008. The decrease was primarily the result of:
•	An increased percentage of Loan origination costs being deferred due to a decrease in the Purchased Loan unit volume as a percentage of total unit volume. For Dealer Loans, certain underwriting costs are considered Loan origination costs and are deferred and expensed over the life of the Loan as an adjustment to finance charge revenue while, for Purchased Loans, all underwriting costs are expensed immediately.
•	A decrease in salaries and wages related to Information Technology.
     Sales and Marketing. For the three months ended March 31, 2009, sales and marketing expense decreased $0.8 million, or 16.1%, as compared to the same period in 2008. The decrease in sales and marketing expense was primarily due to lower sales commissions reflecting a 13.0% decrease in the unit volume of Loan originations, and the discontinuance of certain dealer-partner support programs and lower utilization of various other dealer-partner programs.
     Provision for Credit Losses. For the three months ended March 31, 2009, the provision for credit losses decreased $2.5 million, or 93.8%, as compared to the same period in 2008. The decrease was primarily a result of an improvement in the performance of our Loan portfolio. Our forecasted collection rates at March 31, 2009 for Loans originated in 2006, 2007, and 2008 were consistent with our forecasted collection rates at December 31, 2008. During the first quarter of 2008, forecasted collection rates declined.

     Interest. For the three months ended March 31, 2009, interest expense decreased $2.9 million, or 27.1%, as compared to the same period in 2008. The following table shows interest expense, the average outstanding debt balance, and the pre-tax average cost of debt for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Interest expense	$7,923	$10,864

Average outstanding debt balance	$624,279	$584,794

Pre-tax average cost of debt	5.3%	6.9%
     The decrease in interest expense was primarily the result of a reduction in our pre-tax average cost of debt due to reductions in market rates, offset by an increase in the average outstanding debt balance due to an increase in the average outstanding balance of our Loan portfolio.

Liquidity and Capital Resources
     We need capital to fund new Loans and pay dealer holdback. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings through four primary sources of financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) SEC Rule 144A asset-backed secured borrowings (“Term ABS 144A”) with qualified institutional investors; and (4) a residual credit facility with an institutional investor. There are various restrictive debt covenants for each source of financing and we are in compliance with those covenants as of March 31, 2009. For information regarding these financings and the covenants included in the related documents, see Note 5 to the consolidated financial statements, which are incorporated herein by reference.
     Based on our available capital, we are targeting a 10% reduction in Consumer Loan unit volume for the first half of 2009. Our target growth rate in the second half of 2009 will depend on our success in securing additional financing and renewing our existing debt facilities.
     In August of 2009, our $325.0 million warehouse facility and our $50.0 million residual credit facility (collectively referred to as the “maturing facilities”) mature. If we are unsuccessful in renewing the maturing facilities, and alternative financing cannot be obtained, additional reductions in Loan origination volumes will be required. As of March 31, 2009, $249.9 million was outstanding under the $325.0 million warehouse facility. In the event that this facility is not renewed, no further advances would be made under the facility, and the amount outstanding would be repaid by the proceeds from the Loans securing the facility. We currently expect such amounts to be repaid over time as collections on such Loans are received, even if the lender under such facility has the right to cause the Loans securing the facility to be sold to repay the outstanding indebtedness. Although the facility is non-recourse to the Company, the sale of the Loans by the lender at less than their book value could result in significant losses to the Company. As of March 31, 2009, the book value of the Loans was $342.8 million. No amounts were outstanding under the $50.0 million residual credit facility as of March 31, 2009. In the event that this facility is not renewed, any amounts then outstanding under this facility are required to be repaid in full at maturity. Given current conditions in the credit markets, there can be no assurance that the maturing facilities well be renewed or that alternative financing will be obtained. In addition, we may be required to incur significant fees or other costs in connection with extending or replacing these facilities.
     The following table summarizes maximum Loan origination volumes under two scenarios: (1) the maturing facilities are renewed (or replaced) but no other additional capital is obtained during 2009; and (2) no additional capital is obtained during 2009 and the maturing facilities are not renewed.

		Maximum for the Year Ended December 31, 2009
		Assuming Maturing	Assuming Maturing Facilities
	Year Ended	Facilities are Renewed	are Not Renewed
(Dollars in millions)	December 31, 2008	(or Replaced)	(or Replaced)
Loan dollar volume	$805	$660	$580

Average Loans receivable balance, net	$967	$1,080	$1,050
     For the three months ended March 31, 2009, Loan dollar volume was $195.0 million.
     Cash and cash equivalents decreased to $0.1 million as of March 31, 2009 from $3.2 million at December 31, 2008. Our total balance sheet indebtedness decreased to $627.0 million at March 31, 2009 from $641.7 million at December 31, 2008 as the net cash provided by our operating activities exceeded the cash used to fund new Loans.

Contractual Obligations
     A summary of the total future contractual obligations requiring repayments as of March 31, 2009 is as follows (in thousands):

	Payments Due by Period
		Less than
	Total	1 year	1-3 Years	3-5 Years	Other
Long-term debt, including current maturities and capital leases (1)	$627,027	$416,663	$210,364	$—	$—
Operating lease obligations	1,901	852	980	69	—
Purchase obligations (2)	326	294	32	—	—
Other future obligations (3)	12,234	12,234	—	—	—

Total contractual obligations (4)	$641,488	$430,043	$211,376	$69	$—

(1)	Long-term debt obligations included in the above table consist solely of principal repayments. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 5 to the consolidated financial statements. Based on the actual amounts outstanding under our revolving line of credit and warehouse facilities at March 31, 2009, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of March 31, 2009, interest is expected to be approximately $10.0 million during 2009; $4.8 million during 2010; and $0.6 million during 2011 and thereafter.

(2)	Purchase obligations consist solely of contractual obligations related to the information system needs of the Company.

(3)	Other future obligations included in the above table consist solely of reserves for uncertain tax positions recognized under FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Tax – An Interpretation of FASB Statement No. 109” (“FIN 48”).

(4)	We have contractual obligations to pay dealer holdback to our dealer-partners; however, as payments of dealer holdback are contingent upon the receipt of customer payments and the repayment of advances, these obligations are excluded from the table above.
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
Critical Accounting Estimates
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with US GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Forward-Looking Statements
     We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of operations. When we use any of the words “may,” “will,” “should,” “believes,”” “expects,” “anticipates,” “assumes,” “forecasts,” “estimates,” “intends,” “plans,” “target” or similar expressions, we are making forward-looking statements.
     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2008, other risk factors discussed herein or listed from time to time in our reports filed with the Securities and Exchange Commission and the following:
•	Our inability to accurately forecast and estimate the amount and timing of future collections could have a material adverse effect on results of operations.

•	We may be unable to continue to access or renew funding sources and obtain capital on favorable terms needed to maintain and grow the business.

•	Requirements under credit facilities to meet financial and portfolio performance covenants.

•	The conditions of the U.S. and international capital markets may adversely affect lenders the Company has relationships with, causing us to incur additional cost and reducing our sources of liquidity, which may adversely affect our financial position, liquidity and results of operations.

•	Due to competition from traditional financing sources and non-traditional lenders, we may not be able to compete successfully.

•	We may not be able to generate sufficient cash flow to service our outstanding debt and fund operations.

•	Interest rate fluctuations may adversely affect our borrowing costs, profitability and liquidity.

•	The regulation to which we are subject could result in a material adverse affect on our business.

•	Adverse changes in economic conditions, the automobile or finance industries, or the non-prime consumer market, could adversely affect our financial position, liquidity and results of operations, the ability of key vendors that we depend on to supply us with certain services, and our ability to enter into future financing transactions.

•	Litigation we are involved in from time to time may adversely affect our financial condition, results of operations and cash flows.

•	We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional team members could adversely affect our ability to operate profitably.

•	Our inability to properly safeguard confidential consumer information.

•	Our operations could suffer from telecommunications or technology downtime or increased costs.

•	Natural disasters, acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations.
     Other factors not currently anticipated by management may also materially and adversely affect our results of operations. We do not undertake, and expressly disclaim any obligation, to update or alter our statements whether as a result of new information, future events or otherwise, except as required by applicable law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2008 Annual Report on Form 10-K.
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

PART II. — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
     In 1999, our board of directors approved a stock repurchase program which authorizes us to purchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. As of March 31, 2009, we have repurchased approximately 20.4 million shares under the stock repurchase program at a cost of $399.2 million. Included in the stock repurchases to date are 12.5 million shares of common stock purchased through four modified Dutch auction tender offers at a cost of $304.4 million. As of March 31, 2009, we have authorization to repurchase up to $29.1 million of our common stock.
     The following table summarizes stock repurchases for the three months ended March 31, 2009:

				Total Number of	Maximum Dollar Value
				Shares Purchased as	that May Yet Be Used
	Total Number			Part of Publicly	to Purchase Shares
	of Shares		Average Price	Announced Plans	Under the Plans
Period	Purchased		Paid per Share	or Programs	or Programs
January 1 to January 31, 2009	—		$—	—	$29,113,295
February 1 to February 28, 2009	30,057	*	—	—	29,113,295
March 1 to March 31, 2009	—		—	—	29,113,295

	—		$—	—

*	Amount represents shares of common stock forfeited to the Company by employees as payment of tax withholdings due to the Company upon the vesting of restricted stock.

ITEM 6. EXHIBITS
     See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION (Registrant)
By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) April 29, 2009

INDEX OF EXHIBITS

Exhibit
No.		Description

10(q)(9)	1	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated March 27, 2009.

31(a)	2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 2, 2009, and incorporated herein by reference.

2.	Filed herewith.