Form 10-Q
period 2009-06-30
CREDIT ACCEPTANCE CORP
filed 2009-08-05
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
The number of shares of Common Stock, par value $0.01, outstanding on July 31, 2009 was 30,869,905.

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2009	2008	2009	2008

Revenue:
Finance charges	$81,124	$70,827	$157,850	$134,502
Premiums earned	7,201	21	13,661	53
Other income	4,048	4,157	8,750	11,228

Total revenue	92,373	75,005	180,261	145,783

Costs and expenses:
Salaries and wages	16,515	16,699	33,636	34,439
General and administrative	6,897	6,627	14,895	13,751
Sales and marketing	3,566	4,556	7,487	9,227
Provision for credit losses	(3,790)	20,760	(3,626)	23,409
Interest	7,285	9,884	15,208	20,748
Provision for claims	4,829	9	9,638	14

Total costs and expenses	35,302	58,535	77,238	101,588

Operating income	57,071	16,470	103,023	44,195
Foreign currency gain (loss)	3	—	6	(13)

Income from continuing operations before provision for income taxes	57,074	16,470	103,029	44,182
Provision for income taxes	20,924	6,091	37,867	16,222

Income from continuing operations	36,150	10,379	65,162	27,960

Discontinued operations
Gain (loss) from discontinued United Kingdom operations	49	(12)	34	44
Provision for income taxes	14	23	10	40

Gain (loss) from discontinued operations	35	(35)	24	4

Net income	$36,185	$10,344	$65,186	$27,964

Net income per common share:
Basic	$1.18	$0.34	$2.14	$0.93

Diluted	$1.15	$0.33	$2.08	$0.90

Income from continuing operations per common share:
Basic	$1.18	$0.34	$2.14	$0.93

Diluted	$1.15	$0.33	$2.08	$0.90

Gain (loss) from discontinued operations per common share:
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

Weighted average shares outstanding:
Basic	30,600,531	30,252,873	30,510,439	30,179,877
Diluted	31,423,187	31,088,428	31,285,734	30,970,387
See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2009	2008
(Dollars in thousands, except per share data)	(unaudited)

ASSETS:
Cash and cash equivalents	$1,609	$3,154
Restricted cash and cash equivalents	75,663	80,333
Restricted securities available for sale	2,905	3,345

Loans receivable (including $14,125 and $15,383 from affiliates as of June 30, 2009 and December 31, 2008, respectively)	1,184,094	1,148,752
Allowance for credit losses	(127,153)	(130,835)

Loans receivable, net	1,056,941	1,017,917

Property and equipment, net	19,635	21,049
Other assets	14,539	13,556

Total Assets	$1,171,292	$1,139,354

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$84,691	$83,948
Line of credit	113,900	61,300
Secured financing	470,716	574,175
Mortgage note and capital lease obligations	5,498	6,239
Deferred income taxes, net	88,494	75,060
Income taxes payable	832	881

Total Liabilities	764,131	801,603

Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 30,869,525 and 30,666,691 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	308	306
Paid-in capital	15,130	11,829
Retained earnings	393,364	328,178
Accumulated other comprehensive loss, net of tax of $937 and $1,478 at June 30, 2009 and December 31, 2008, respectively	(1,641)	(2,562)

Total Shareholders’ Equity	407,161	337,751

Total Liabilities and Shareholders’ Equity	$1,171,292	$1,139,354

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Cash Flows From Operating Activities:
Net income	$65,186	$27,964
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	(3,626)	23,409
Depreciation	2,723	2,571
Loss on retirement of property and equipment	98	—
Provision for deferred income taxes	12,893	4,464
Stock-based compensation	3,155	1,807
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	2,184	1,737
(Increase) decrease in income taxes receivable	(49)	8,286
Increase in other assets	(983)	(1,775)

Net cash provided by operating activities	81,581	68,463

Cash Flows From Investing Activities:
Decrease (increase) in restricted cash and cash equivalents	4,670	(12,790)
Purchases of restricted securities available for sale	—	(1,514)
Proceeds from sale of restricted securities available for sale	—	271
Maturities of restricted securities available for sale	461	298
Principal collected on Loans receivable	339,183	314,554
Advances to dealers and accelerated payments of Dealer Holdback	(282,746)	(321,396)
Purchases of Consumer Loans	(67,866)	(185,274)
Payments of Dealer Holdback	(23,965)	(32,746)
Net increase in other loans	(1)	(151)
Purchases of property and equipment	(1,407)	(4,291)

Net cash used in investing activities	(31,671)	(243,039)

Cash Flows From Financing Activities:
Borrowings under line of credit	411,200	415,900
Repayments under line of credit	(358,600)	(414,100)
Proceeds from secured financing	124,400	407,700
Repayments of secured financing	(227,859)	(237,481)
Principal payments under mortgage note and capital lease obligations	(741)	(790)
Repurchase of common stock	(540)	(66)
Proceeds from stock options exercised	352	1,911
Tax benefits from stock based compensation plans	336	865

Net cash (used in) provided by financing activities	(51,452)	173,939

Effect of exchange rate changes on cash	(3)	7

Net decrease in cash and cash equivalents	(1,545)	(630)
Cash and cash equivalents, beginning of period	3,154	712

Cash and cash equivalents, end of period	$1,609	$82

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$15,917	$20,843
Cash paid during the period for income taxes	$23,870	$2,039
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
     Other than those disclosed in Note 12 to these financial statements, as of August 5, 2009, there are no material subsequent events requiring additional disclosure in or amendment to these financial statements.
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
     We have two primary programs: the Portfolio Program and the Purchase Program. Under the Portfolio Program, we advance money to dealer-partners (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loan. Under the Purchase Program, we buy the Consumer Loan from the dealer-partner (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer. Dealer Loans and Purchased Loans are collectively referred to as “Loans”. The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last six quarters:

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2008	70.2%	29.8%
June 30, 2008	65.4%	34.6%
September 30, 2008	69.2%	30.8%
December 31, 2008	78.2%	21.8%
March 31, 2009	82.3%	17.7%
June 30, 2009	86.0%	14.0%

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
     Dealer-partners have an opportunity to receive an accelerated Dealer Holdback payment (“Portfolio Profit Express”) at the time a pool of 100 or more Consumer Loans is closed. The amount paid to the dealer-partner is calculated using a formula that considers the forecasted collections and the advance balance on the closed pool. If the collections on Consumer Loans from a dealer-partner’s pool are not sufficient to repay the advance balance and any other amounts due to us, the dealer-partner will not receive Dealer Holdback.
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
     For accounting purposes, the transactions described under the Portfolio Program are not considered to be loans to consumers. Instead, our accounting reflects that of a lender to the dealer-partner. The classification as a Dealer Loan for accounting purposes is primarily a result of (1) the dealer-partner’s financial interest in the Consumer Loan and (2) certain elements of our legal relationship with the dealer-partner. For each individual dealer-partner, the amount of the Dealer Loan recorded in Loans receivable is comprised of the following:
•	the aggregate amount of all cash advances to the dealer-partner;

•	finance charges;

•	Dealer Holdback payments;

•	Portfolio Profit Express payments; and

•	recoveries.
     Less:
•	collections (net of certain collection costs); and

•	write-offs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
2. DESCRIPTION OF BUSINESS — (Concluded)
     Purchase Program
     We began offering a Purchase Program on a limited basis in March of 2005. The Purchase Program differs from our Portfolio Program in that the dealer-partner receives a single payment from us at the time of origination instead of a cash advance and Dealer Holdback.
     For accounting purposes, the transactions described under the Purchase Program are considered to be originated by the dealer-partner and then purchased by us. The amount of Purchased Loans recorded in Loans receivable is comprised of the following:
•	the aggregate amount of all amounts paid to purchase Consumer Loans from dealer-partners;

•	finance charges; and

•	recoveries.
     Less:
•	collections (net of certain collection costs); and

•	write-offs.
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
3. SIGNIFICANT ACCOUNTING POLICIES
Premiums Earned
     During the fourth quarter of 2008, we formed VSC Re Company (“VSC Re”), a wholly-owned subsidiary that is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by dealer-partners on vehicles financed by us. VSC Re currently reinsures vehicle service contracts that are underwritten by two of our three third party insurers. Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less commissions and certain administrative costs, are contributed to trust accounts controlled by VSC Re. These premiums are used to fund claims covered under the vehicle service contracts. VSC Re is a bankruptcy remote entity. As such, the exposure to fund claims is limited to the amount of premium dollars contributed, less amounts earned and withdrawn, plus $0.5 million of equity contributed. With the reinsurance structure, we are able to access projected excess trust assets monthly and will record revenue and expense on an accrual basis in accordance with the short-duration contract provisions of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). Premiums from the reinsurance of vehicle service contracts are recognized over the life of the policy in proportion to expected costs of servicing those contracts. Expected costs are determined based on historical loss experience. Claims are expensed through a provision for claims in the period the claim was incurred. For the three and six months ended June 30, 2009, net assumed written premiums were $7.1 million and $16.2 million, net premiums earned were $7.2 million and $13.7 million, and provision for claims was $4.8 million and $9.6 million, respectively. For the three and six months ended June 30, 2009, we amortized $0.1 million and $0.2 million, respectively, of capitalized acquisition costs related to premium taxes. Capitalized acquisition costs are amortized over the life of the contracts in proportion to premiums earned. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), we are considered the primary beneficiary of the trusts and as a result, trust assets of $35.1 million and $29.3 million at June 30, 2009 and December 31, 2008, respectively, have been consolidated on our balance sheet as restricted cash and cash equivalents. As of June 30, 2009 and December 31, 2008, accounts payable and accrued liabilities includes $29.7 million and $23.3 million of unearned premium, and $1.1 million and $0.9 million of claims reserve related to our reinsurance of vehicle service contracts, respectively. The claims reserve is estimated based on historical claims experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SIGNIFICANT ACCOUNTING POLICIES — (Continued)
     Prior to the formation of VSC Re, our agreements with two of our vehicle service contract third party administrators (“TPAs”) allowed us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. The agreements also required that vehicle service contract premiums be placed in trust accounts. Funds in the trust accounts were utilized by the TPA to pay claims on the vehicle service contracts. Upon the formation of VSC Re during the fourth quarter of 2008, the unearned premiums on the majority of the vehicle service contracts that had been written through these two TPAs were ceded to VSC Re along with any related trust assets. As the trust assets transferred to VSC Re exceeded the ceded unearned premiums, we recorded a deferred gain of $4.3 million upon the formation of VSC Re. The deferred gain will be recognized as premiums earned revenue over the life of the policy in proportion to expected costs of servicing those contracts. Expected costs are determined based on historical loss experience. For the three and six months ended June 30, 2009, $0.6 million and $1.3 million of the deferred gain were amortized into income. Vehicle service contracts written prior to 2008 through one of the TPAs remain under this profit sharing arrangement. Profit sharing payments, if any, on the vehicle service contracts are distributed to us periodically after the term of the vehicle service contracts have substantially expired provided certain loss rates are met. Under FIN 46, we are considered the primary beneficiary of the trusts. As a result, the assets and liabilities of the remaining trust have been consolidated on our balance sheet. As of June 30, 2009 and December 31, 2008, the remaining trust had $4.6 million and $5.4 million in assets available to pay claims and a related claims reserve of $3.8 million and $4.7 million, respectively. The trust assets are included in restricted cash and cash equivalents and restricted securities available for sale. The claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets. A third party insures claims in excess of funds in the trust accounts.
     We formed VSC Re in order to enhance our control and the security of the trust assets that will be used to pay future vehicle service contract claims. The income we expect to earn from vehicle service contracts over time will likely not be impacted as, both before and after the formation, the income we recognize is based on the amount by which vehicle service contract premiums exceed claims. The only change in our risk associated with adverse claims experience relates to the $0.5 million equity contribution that was required as part of this new structure, which is now at risk in the event claims exceed premiums. Under the prior structure, our risk was limited to the amount of premiums contributed to the trusts.
     Our determination to consolidate the VSC Re trusts and the profit sharing trusts under FIN 46 was based on the following:
•	First, we determined that the trusts qualified as variable interest entities as defined under FIN 46. The trusts have insufficient equity at risk as no parties to the trusts were required to contribute assets that provide them with any ownership interest.

•	Next, we determined that we have variable interests in the trusts. We have a residual interest in the assets of the trusts, which is variable in nature, given that it increases or decreases based upon the actual loss experience of the related service contracts. In addition, for VSC Re, we are required to absorb any losses in excess of the trusts’ assets, up to the $0.5 million of equity contributed.

•	Finally, we determined that we are the primary beneficiary of the trusts. The trusts are not expected to generate losses that need to be absorbed by the parties to the trusts. The trusts are expected to generate residual returns and we are entitled to all of those returns.
Restricted Cash and Cash Equivalents
     Restricted cash and cash equivalents decreased to $75.7 million at June 30, 2009 from $80.3 million at December 31, 2008. The following table summarizes restricted cash and cash equivalents:

	As of
	June 30,	December 31,
(in thousands)	2009	2008
Cash collections related to secured financings	$38,918	$48,956
Cash held in trusts for future vehicle service contract claims (1)	36,745	31,377

Total restricted cash and cash equivalents	$75,663	$80,333

(1)	The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.

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
     Restricted securities available for sale consisted of the following:

	As of June 30, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
US Government and agency securities	$843	$35	$—	$878
Corporate bonds	2,013	16	(2)	2,027

Total restricted securities available for sale	$2,856	$51	$(2)	$2,905

	As of December 31, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
US Government and agency securities	$842	$53	$—	$895
Corporate bonds	2,475	9	(34)	2,450

Total restricted securities available for sale	$3,317	$62	$(34)	$3,345

     The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2009		As of December 31, 2008
		Estimated		Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Contractual Maturity
Within one year	$2,409	$2,433	$1,665	$1,670
Over one year to five years	447	472	1,652	1,675

Total restricted securities available for sale	$2,856	$2,905	$3,317	$3,345

Deferred Debt Issuance Costs
     As of June 30, 2009 and December 31, 2008, deferred debt issuance costs were $2.6 million (net of accumulated amortization of $6.6 million) and $3.4 million (net of accumulated amortization of $5.6 million), respectively, and are included in other assets in the consolidated balance sheets. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SIGNIFICANT ACCOUNTING POLICIES — (Concluded)
New Accounting Pronouncements
     Disclosures About Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. The adoption of SFAS 161 on January 1, 2009 had no financial impact on our consolidated financial statements, but expanded our disclosures.
     Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 is intended to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 for the period ending June 30, 2009. The adoption had no financial impact on our consolidated financial statements, but expanded our interim disclosures.
     Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP FAS 115-2 and FAS 124-2 for the period ending June 30, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have an impact on our consolidated financial statements.
     Subsequent Events. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish principles and requirements for subsequent events. This SFAS is effective for interim reporting periods ending after June 15, 2009. We adopted SFAS 165 for the period ending June 30, 2009. The adoption had no financial impact on our financial statements, but expanded our disclosures.
     Accounting for Transfers of Financial Assets. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 is intended to improve the information provided in financial statements about the transfer of financial assets and the effects of the transfer on financial position and performance, and cash flows. This SFAS is effective for interim and annual reporting periods beginning after November 15, 2009, with early adoption prohibited. This statement must be applied to transfers occurring on or after the effective date. We do not expect SFAS 166 to have a material impact on our consolidated financial statements.
     Amendments to FASB Interpretation No. 46(R). In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting related to variable interest entities. This SFAS is effective for interim and annual reporting periods beginning after November 15, 2009, with early adoption prohibited. We are currently assessing the impact of SFAS 167 on our consolidated financial statements.
     The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). This SFAS is effective for interim and annual reporting periods ending after September 15, 2009. We do not expect SFAS 168 to have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE
     A summary of changes in Loans receivable is as follows (in thousands):

	Three Months Ended June 30, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$848,091	$331,393	$1,179,484
New loans	129,565	26,477	156,042
Transfers	(3,598)	3,598	—
Dealer Holdback payments	11,154	—	11,154
Net cash collections on Loans	(126,204)	(35,934)	(162,138)
Write-offs	(1,247)	(14)	(1,261)
Recoveries	728	15	743
Net change in other loans	(12)	—	(12)
Currency translation	82	—	82

Balance, end of period	$858,559	$325,535	$1,184,094

	Three Months Ended June 30, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$831,605	$216,788	1,048,393
New loans	141,423	91,214	232,637
Transfers	(584)	584	—
Dealer Holdback payments	15,504	—	15,504
Net cash collections on Loans	(125,920)	(23,871)	(149,791)
Write-offs	(2,368)	(6)	(2,374)
Recoveries	23	9	32
Net change in other loans	(10)	—	(10)
Currency translation	18	—	18

Balance, end of period	$859,691	$284,718	$1,144,409

	Six Months Ended June 30, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$823,567	$325,185	$1,148,752
New loans	282,746	67,866	350,612
Transfers	(7,928)	7,928	—
Dealer Holdback payments	23,965	—	23,965
Net cash collections on Loans	(263,744)	(75,439)	(339,183)
Write-offs	(1,817)	(35)	(1,852)
Recoveries	1,710	30	1,740
Net change in other loans	1	—	1
Currency translation	59	—	59

Balance, end of period	$858,559	$325,535	$1,184,094

	Six Months Ended June 30, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$804,245	$140,453	944,698
New loans	321,396	185,274	506,670
Transfers	(2,098)	2,098	—
Dealer Holdback payments	32,746	—	32,746
Net cash collections on Loans	(271,451)	(43,103)	(314,554)
Write-offs	(25,249)	(19)	(25,268)
Recoveries	—	15	15
Net change in other loans	151	—	151
Currency translation	(49)	—	(49)

Balance, end of period	$859,691	$284,718	$1,144,409

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE — (Concluded)
     A summary of changes in the Allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,869	$17,515	$131,384
Provision for credit losses	(1,706)	(2,084)	(3,790)
Write-offs	(1,247)	(14)	(1,261)
Recoveries	728	15	743
Currency translation	77	—	77

Balance, end of period	$111,721	$15,432	$127,153

	Three Months Ended June 30, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$112,653	$1,172	$113,825
Provision for credit losses	15,490	5,270	20,760
Write-offs	(2,368)	(6)	(2,374)
Recoveries	23	9	32
Currency translation	16	—	16

Balance, end of period	$125,814	$6,445	$132,259

	Six Months Ended June 30, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,831	$17,004	$130,835
Provision for credit losses	(2,059)	(1,567)	(3,626)
Write-offs	(1,817)	(35)	(1,852)
Recoveries	1,710	30	1,740
Currency translation	56	—	56

Balance, end of period	$111,721	$15,432	$127,153

	Six Months Ended June 30, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$133,201	$944	$134,145
Provision for credit losses	17,904	5,505	23,409
Write-offs	(25,249)	(19)	(25,268)
Recoveries	—	15	15
Currency translation	(42)	—	(42)

Balance, end of period	$125,814	$6,445	$132,259

     For the three and six months ended June 30, 2009, the provision for credit losses decreased as a result of an improvement in the performance of our Loan portfolio. During the second quarter of 2008, as a result of lower than expected realized collection rates, we reduced estimated future net cash flows expected from our Loan portfolio, which resulted in a provision for credit losses of $20.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT
     We currently use four primary sources of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) SEC Rule 144A asset-backed secured financings (“Term ABS 144A”) with qualified institutional investors; and (4) a residual credit facility with an institutional investor. General information for each of the Company’s financing transactions in place as of June 30, 2009 is as follows (dollars in thousands):

	Wholly-owned					Interest Rate at
Financings	Subsidiary	Issue Number	Close Date	Maturity Date	Financing Amount	June 30, 2009

Revolving Line of Credit	n/a	n/a	June 15, 2009	June 23, 2011	$140,000	At the Company’s option, either the Eurodollar rate plus 275 basis points or the prime rate plus 100 basis points

Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding Corp. II	2003-2	August 27, 2008	August 26, 2009	$325,000	Commercial paper rate plus 100 basis points or LIBOR plus 200 basis points (4) (5)

Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding III, LLC	2008-2	May 27, 2008	May 23, 2011 (6)	$50,000	Commercial paper rate plus 77.5 basis points or LIBOR plus 177.5 basis points (4) (5)

Term ABS 144A 2007-2 (1)	Credit Acceptance Funding LLC 2007-2	2007-2	October 29, 2007	October 15, 2008 (2)	$100,000	Fixed rate (3)

Term ABS 144A 2008-1 (1)	Credit Acceptance Funding LLC 2008-1	2008-1	April 18, 2008	April 15, 2009 (2)	$150,000	Fixed rate (3)

Residual Credit Facility (1)	Credit Acceptance Residual Funding LLC	2006-3	August 27, 2008	August 26, 2009	$50,000	Commercial paper rate plus 250 basis points or LIBOR plus 350 basis points (4)

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Loans will amortize after the maturity date based on the cash flows of the contributed assets.

(3)	A portion of the outstanding balance is a floating rate obligation that has been converted to a fixed rate obligation via an interest rate swap.

(4)	The LIBOR rate is used if funding is not available from the commercial paper market.

(5)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(6)	Facility revolves until May 23, 2010 and matures on May 23, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)
     Additional information related to the amounts outstanding on each facility is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revolving Line of Credit
Maximum outstanding balance	$128,900	$128,400	$128,900	$128,400
Average outstanding balance	101,316	74,819	84,001	60,431

Revolving Secured Warehouse Facility (2003-2) (1)
Maximum outstanding balance	$276,900	$297,211	$276,900	$297,211
Average outstanding balance	265,482	272,398	265,193	264,245

Revolving Secured Warehouse Facility (2008-2)
Maximum outstanding balance	$50,000	$50,000	$50,000	$50,000
Average outstanding balance	50,000	50,000	50,000	50,000

(1)	2008 data includes amounts owing after February 12, 2008 to an institutional investor that did not renew their participation in the facility. The amount due did not reduce the amount available on the Warehouse Facility. See “Revolving Secured Warehouse Facilities” for additional information.

	As of
	June 30, 2009	December 31, 2008
Revolving Line of Credit
Balance outstanding	$113,900	$61,300
Letter(s) of credit	514	555
Amount available for borrowing	25,586	91,645
Interest rate	4.25%	1.70%

Revolving Secured Warehouse Facility (2003-2)
Balance outstanding	$255,900	$256,000
Amount available for borrowing	69,100	69,000
Contributed eligible Loans	339,608	344,111
Interest rate	1.66%	3.33%

Revolving Secured Warehouse Facility (2008-2)
Balance outstanding	$50,000	$50,000
Amount available for borrowing	—	—
Contributed eligible Loans	62,577	62,562
Interest rate	2.06%	2.21%

Term ABS 144A 2007-1
Balance outstanding	$—	$33,915
Contributed eligible Dealer Loans	—	87,155
Interest rate	—	5.32%

Term ABS 144A 2007-2
Balance outstanding	$36,256	$84,260
Contributed eligible Dealer Loans	91,108	114,054
Interest rate	6.22%	6.22%

Term ABS 144A 2008-1
Balance outstanding	$128,560	$150,000
Contributed eligible Loans	176,410	184,595
Interest rate	6.37%	6.37%

Residual Credit Facility
Balance outstanding	$—	$—
Certificate Pledged	—	52,944
Interest rate	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)
Line of Credit Facility
     During the second quarter of 2009, we extended the maturity of the line of credit facility with a commercial bank syndicate from June 22, 2010 to June 23, 2011, and we reduced the amount of the facility from $153.5 million to $140.0 million. The interest rate on borrowings under the facility was increased from the prime rate minus 0.60% or the Eurodollar rate plus 1.25%, at the Company’s option, to the prime rate plus 1.0% or the Eurodollar rate plus 2.75%, at the Company’s option. The Eurodollar rate is subject to a floor of 1.50%. In addition, certain financial covenants were modified as follows:
•	The maximum funded debt to tangible net worth ratio was reduced from 4.0 to 1.0 to a ratio of 3.25 to 1.0

•	The minimum fixed charge coverage ratio was increased from 1.75 to 1.0 to a ratio of 2.0 to 1.0

•	The minimum asset coverage ratio was increased from 1.0 to 1.0 to a ratio of 1.1 to 1.0
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
     On August 26, 2009, the $325.0 million warehouse facility matures. If we are unsuccessful in renewing the facility, and alternative financing cannot be obtained, Loan origination volume will be impacted. As of June 30, 2009, $255.9 million was outstanding under the facility. In the event that this facility is not renewed, no further advances would be made under the facility, and the amount outstanding would be repaid by the proceeds from the Loans securing the facility. We currently expect such amounts to be repaid over time as collections on such Loans are received, even if the lender under such facility has the right to cause the Loans securing the facility to be sold to repay the outstanding indebtedness. Although the facility is non-recourse to the Company, the sale of the Loans by the lender at less than their book value could result in significant losses to the Company. As of June 30, 2009, the book value of the Loans was $339.6 million. Given current conditions in the credit markets, there can be no assurance that the facility will be renewed or that alternative financing will be obtained. In addition, we may be required to incur significant fees or other costs in connection with extending or replacing the facility.
      On May 23, 2010, our $50.0 million warehouse facility ceases to revolve. After this date, amounts outstanding on the facility will be repaid over time as collections on the Loans securing the facility are received until May 23, 2011, at which time all principal and interest is due in full. As of June 30, 2009, $50.0 million was outstanding under this facility.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)
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
Term ABS 144A Financings
     In 2007 and 2008, three of our wholly-owned subsidiaries (the “Funding LLCs”), each completed a secured financing transaction. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors. Financial insurance policies were issued in connection with the 2007 transactions. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. In the 2007 transactions, the notes were initially rated “Aaa” by Moody’s Investor Service (“Moody’s”) and “AAA” by Standard & Poor’s Rating Services (“S&P”) based upon the financial insurance policy. As of June 30, 2009, due to downgrades in the debt ratings of the insurers, the Term ABS 114A 2007-2 transaction was rated “Baa2” by Moody’s and “A-” by S&P. The Term ABS 144A 2008-1 transaction was rated “A” by S&P.
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
     The table below sets forth certain additional details regarding the outstanding Term ABS 144A Financings (dollars in thousands):

			Net Book Value of
			Dealer Loans
Term ABS 144A			Contributed at		Expected Annualized
Financing	Issue Number	Close Date	Closing	Revolving Period	Rates (1)

Term ABS 144A 2007-2	2007-2	October 29, 2007	$125,000	12 months (Through October 15, 2008)	8.0%

Term ABS 144A 2008-1	2008-1	April 18, 2008	$86,615	12 months (Through April 15, 2009)	6.9%

(1)	Includes underwriter’s fees, insurance premiums and other costs.

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
     On August 26, 2009, our $50.0 million residual credit facility matures. No amounts were outstanding under the $50.0 million residual credit facility as of June 30, 2009. In the event that this facility is not renewed, any amounts then outstanding under this facility are required to be repaid in full at maturity.
Mortgage Note
     We amended the mortgage note on our Southfield headquarters to extend the maturity date to June 22, 2014 and increased the interest rate on the note from 5.35% to 5.70%. The balance on the mortgage note at the time of the amendment was $4.8 million.
Debt Covenants
     As of June 30, 2009, we are in compliance with all our debt covenants including those that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of our assets to debt and a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges. The covenants also limit the maximum ratio of our funded debt to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of the debt covenants may indirectly limit the payment of dividends on common stock.
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
     As of June 30, 2009 and December 31, 2008, seven interest rate cap agreements with various maturities between July 2009 and February 2011 were outstanding with a cap rate of 6.75% and a nominal fair value.
     Interest Rate Swaps. We have entered into two interest rate swaps to convert $50.0 million and $150.0 million in floating rate Term ABS 144A asset-backed secured borrowings into fixed rate debt, bearing interest rates of 6.28% and 6.37%, respectively. The interest rate swaps were effective on the closing date of each borrowing. As of June 30, 2009, we had $146.8 million outstanding under those borrowings. The fair value of the interest rate swaps is based on quoted prices for similar instruments in active markets, which are influenced by a number of factors, including interest rates, amount of debt outstanding, and number of months until maturity. As we have not designated the interest rate swap related to the $50.0 million in floating rate debt as a hedge as defined under SFAS 133, changes in the fair value of this swap will increase or decrease interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
6. DERIVATIVE INSTRUMENTS — (Continued)
     We have designated the interest rate swap related to the $150.0 million floating rate debt as a cash flow hedge as defined under SFAS 133. The effective portion of changes in the fair value is recorded in other comprehensive income, net of income taxes, and the ineffective portion of changes in fair value is recorded in interest expense. There has been no such ineffectiveness since the inception of this hedge through June 30, 2009.
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
     At June 30, 2009, we had minimal exposure to credit loss on the interest rate swaps. We do not believe that any reasonably likely change in interest rates would have a materially adverse effect on our financial position, our results of operations or our cash flows.
     Information related to the fair values of derivative instruments in our consolidated balance sheets as of June 30, 2009 and December 31, 2008 is as follows (in thousands):

	Liability Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments under Statement 133
	Accounts payable		Accounts payable
	and accrued		and accrued
Interest rate swap	liabilities	$2,627	liabilities	$4,068

Total derivatives designated as hedging instruments under Statement 133		$2,627		$4,068

Derivatives not designated as hedging instruments under Statement 133
	Accounts payable		Accounts payable
	and accrued		and accrued
Interest rate swap	liabilities	$237	liabilities	$827

Total derivatives not designated as hedging instruments under Statement 133		$237		$827

Total derivatives		$2,864		$4,895

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
6. DERIVATIVE INSTRUMENTS — (Concluded)
     Information related to the effect of derivative instruments on our consolidated income statements for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

Derivatives in	Gain / (Loss)		Gain / (Loss)
Statement 133	Recognized in OCI on Derivative		Reclassified from Accumulated
Cash Flow	(Effective Portion)		OCI into Income (Effective Portion)
Hedging	Three Months Ended June 30,			Three Months Ended June 30,
Relationships	2009	2008	Location	2009	2008

Interest rate swap	$(224)	$(529)	Interest expense	$(1,042)	$(204)

Derivatives in	Gain / (Loss)		Gain / (Loss)
Statement 133	Recognized in OCI on Derivative		Reclassified from Accumulated
Cash Flow	(Effective Portion)		OCI into Income (Effective Portion)
Hedging	Six Months Ended June 30,			Six Months Ended June 30,
Relationships	2009	2008	Location	2009	2008

Interest rate swap	$(698)	$(529)	Interest expense	$(2,139)	$(204)
     As of June 30, 2009, we expect to reclassify losses of $2.4 million from Accumulated other comprehensive income into Income during the next twelve months.

Derivatives Not Designated as	Amount of Gain / (Loss) Recognized in Income on Derivative
Hedging Instruments under		Three Months Ended June 30,		Six Months Ended June 30,
Statement 133	Location	2009	2008	2009	2008

Interest rate caps	Interest expense	$1	$51	$—	$(1)
Interest rate swap	Interest expense	24	356	13	(624)

Total		$25	$407	$13	$(625)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
7. FAIR VALUE MEASUREMENTS
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
     A comparison of the carrying value and estimated fair value of these financial instruments is as follows (in thousands):

	As of June 30,		As of December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets
Cash and cash equivalents and restricted cash	$77,272	$77,272	$83,487	$83,487
Restricted securities available for sale	2,905	2,905	3,345	3,345
Net investment in Loans receivable	1,056,941	1,077,746	1,017,917	1,042,790

Liabilities
Line of credit	$113,900	$113,900	$61,300	$61,300
Secured financing	470,716	470,716	574,175	569,811
Mortgage note	4,859	4,859	5,274	5,415
Derivative instruments	2,864	2,864	4,895	4,895

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
7. FAIR VALUE MEASUREMENTS — (Concluded)
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
Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the asset or liability.
     The following table provides the fair value measurements of applicable assets and liabilities as of June 30, 2009 (in thousands):

			Total
	Level 1	Level 2	Fair Value

Assets
Restricted securities available for sale	$2,905	$—	$2,905

Liabilities
Derivative instruments	$—	$2,864	$2,864

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
     Affiliated Dealer Loan balances were $14.1 million and $15.4 million as of June 30, 2009 and December 31, 2008, respectively. Affiliated Dealer Loan balances were 1.6% and 1.9% of total consolidated Dealer Loan balances as of June 30, 2009 and December 31, 2008. A summary of related party Loan activity is as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
	Affiliated		Affiliated
	dealer-partner	% of	dealer-partner	% of
	activity	consolidated	activity	consolidated

New Dealer and Purchased Loans	$1,591	1.2%	$2,832	2.0%
Dealer Loan revenue	$958	1.6%	$1,028	1.9%
Dealer Holdback payments	$494	4.4%	$591	3.8%

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008
	Affiliated		Affiliated
	dealer-partner	% of	dealer-partner	% of
	activity	consolidated	activity	consolidated

New Dealer and Purchased Loans	$3,621	1.3%	$6,519	2.0%
Dealer Loan revenue	$1,906	1.7%	$2,013	2.0%
Dealer Holdback payments	$1,065	4.4%	$1,130	3.5%
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
(UNAUDITED)
9. CAPITAL TRANSACTIONS
     Net Income Per Share
     Basic net income per share has been computed by dividing net income by the basic number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of common and common equivalent shares outstanding using the treasury stock method. The share effect is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average common and common equivalent shares outstanding:
Basic number of common shares outstanding	30,600,531	30,252,873	30,510,439	30,179,877

Dilutive effect of stock options	610,172	713,376	582,248	686,682
Dilutive effect of restricted stock and restricted stock units	212,484	122,179	193,047	103,828

Dilutive number of common and common equivalent shares outstanding	31,423,187	31,088,428	31,285,734	30,970,387

     There were no stock options that would be anti-dilutive for the three and six months ended June 30, 2009 and 2008.
     Stock Compensation Plans
     Pursuant to our Incentive Compensation Plan, which was approved by shareholders on May 13, 2004, and subsequently amended and restated on April 6, 2009, we reserved 1.0 million shares of our common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014. At our annual meeting of shareholders on May 21, 2009, our shareholders adopted the Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), which increased the number of shares reserved for granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, directors, and contractors at any time prior to April 6, 2019, to 1.5 million shares. The shares available for future grants under the Incentive Plan totaled 379,461 as of June 30, 2009.
     Below is a summary of the restricted stock activity under the Incentive Plan for the six months ended June 30, 2009 and 2008:

	Number of Shares
	Six Months Ended June 30,
Restricted Stock	2009	2008
Outstanding Beginning Balance	245,329	201,872
Granted	121,736	80,123
Vested	(105,682)	(20,198)
Forfeited	(10,233)	(9,655)

Outstanding Ending Balance	251,150	252,142

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
9. CAPITAL TRANSACTIONS — (Concluded)
     Below is a summary of the restricted stock unit activity under the Incentive Plan for the six months ended June 30, 2009 and 2008:

	Nonvested		Vested		Total
		Weighted-		Weighted-
		Average		Average		Distribution Date
	Number of	Grant-Date	Number of	Grant-Date	Number of	of Vested
	Restricted Stock	Fair Value	Restricted Stock	Fair Value	Restricted Stock	Restricted Stock
Restricted Stock Units	Units	Per Share	Units	Per Share	Units	Units
Outstanding at December 31, 2008	640,000	$18.99	60,000	$26.30	700,000
Granted	62,500	21.38	—	—	62,500	February 22, 2016
Vested	(60,000)	26.30	60,000	26.30	—	February 22, 2014
Forfeited	(20,000)	13.51	—	—	(20,000)

Outstanding at June 30, 2009	622,500	$18.71	120,000	$26.30	742,500

	Nonvested		Vested		Total
		Weighted-		Weighted-
		Average		Average		Distribution Date
	Number of	Grant-Date	Number of	Grant-Date	Number of	of Vested
	Restricted Stock	Fair Value	Restricted Stock	Fair Value	Restricted Stock	Restricted Stock
Restricted Stock Units	Units	Per Share	Units	Per Share	Units	Units
Outstanding at December 31, 2007	300,000	$26.30	—	$—	300,000
Granted	—	—	—	—	—
Vested	(60,000)	26.30	60,000	26.30	—	February 22, 2014

Outstanding at June 30, 2008	240,000	$26.30	60,000	$26.30	300,000

     Stock compensation expense consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Restricted stock	$555	$369	$1,065	$713
Restricted stock units	1,116	530	2,090	1,094

	$1,671	$899	$3,155	$1,807

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
     Selected segment information is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
United States	$92,375	$74,995	$180,261	$145,755
Other	(2)	10	—	28

Total revenue	$92,373	$75,005	$180,261	$145,783

Income (loss) from continuing operations before provision for income taxes:
United States	$56,994	$16,431	$102,964	$44,292
Other	80	39	65	(110)

Total income from continuing operations before provision for income taxes	$57,074	$16,470	$103,029	$44,182

	As of
	June 30, 2009	December 31, 2008
Segment Assets
United States	$1,169,788	$1,139,214
Other	1,504	140

Total Assets	$1,171,292	$1,139,354

11. COMPREHENSIVE INCOME
     Our comprehensive income information is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$36,185	$10,344	$65,186	$27,964
Unrealized gain (loss) on securities available for sale, net of tax	15	(38)	14	5
Unrealized gain (loss) on interest rate swap, net of tax	521	(206)	907	(206)

Comprehensive income	$36,721	$10,100	$66,107	$27,763

12. SUBSEQUENT EVENTS
     In July 2009, we received a revised notice from the IRS, in the form of a 30-day letter, disputing the tax valuation of our Loan portfolio for 2004 through 2006. We disagree with the IRS’s proposed position. We are protesting the 30-day letter to the IRS’s administrative Appeals Office and will vigorously defend our position. If the IRS were to prevail with their current position without compromise, we would owe $25.5 million of additional federal and state taxes and $10.1 million of interest for the period under audit as well as 2007 and 2008. The $25.5 million of additional taxes is an acceleration of taxes already provided for and recorded as a deferred income tax liability in our balance sheet as of June 30, 2009 and therefore would have no effect on our income statement. As we believe our position will be upheld, we have not recorded a reserve for the interest amounts under FIN 48 at June 30, 2009. If the IRS were to prevail, the payments for interest would reduce our net income by $6.4 million after tax.

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
     Our strategy for accessing capital is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio is 1.4:1 at June 30, 2009. We currently use four primary sources of financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) SEC Rule 144A asset-backed secured borrowings with qualified institutional investors; and (4) a residual credit facility with an institutional investor.
Consumer Loan Performance
     We use a statistical model to estimate the expected collection rate for each Consumer Loan at inception. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to inception. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of June 30, 2009, with the forecasts as of March 31, 2009, as of December 31, 2008, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of				Variance in Forecasted Collection Percentage from
Consumer
Loan
Assignment	June 30,	March 31,	December 31,	Initial	March 31,	December 31,	Initial
Year	2009	2009	2008	Forecast	2009	2008	Forecast
2000	72.6%	72.5%	72.5%	72.8%	0.1%	0.1%	-0.2%
2001	67.4%	67.4%	67.4%	70.4%	0.0%	0.0%	-3.0%
2002	70.5%	70.4%	70.4%	67.9%	0.1%	0.1%	2.6%
2003	73.8%	73.8%	73.8%	72.0%	0.0%	0.0%	1.8%
2004	73.3%	73.3%	73.4%	73.0%	0.0%	-0.1%	0.3%
2005	74.0%	74.1%	74.1%	74.0%	-0.1%	-0.1%	0.0%
2006	70.5%	70.5%	70.3%	71.4%	0.0%	0.2%	-0.9%
2007	68.3%	68.2%	67.9%	70.7%	0.1%	0.4%	-2.4%
2008	68.4%	67.9%	67.9%	69.7%	0.5%	0.5%	-1.3%
2009(1)	72.3%	69.3%	—	70.6%	3.0%	—	1.7%

(1)	The forecasted collection rate for 2009 Consumer Loans as of June 30, 2009 includes both Consumer Loans that were in our portfolio as of March 31, 2009 and Consumer Loans received during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of
	June 30,	March 31,
2009 Consumer Loan Assignment Period	2009	2009	Variance
January 1, 2009 through March 31, 2009	72.8%	69.3%	3.5%
April 1, 2009 through June 30, 2009	71.7%	—	—

     Consumer Loan performance for the three and six months ended June 30, 2009 exceeded our forecasts at March 31, 2009 and December 31, 2008.
      As a result of current economic conditions and uncertainty about future conditions, we continue to be cautious about our forecasts of future collection rates. However, we believe our current estimates are reasonable for the following reasons:
•	Our forecasts start with the assumption that Consumer Loans in our current portfolio will perform like historical Consumer Loans with similar attributes.

•	During 2008, we reduced our forecasts on Consumer Loans assigned in 2006 through 2008 as these Consumer Loans began to perform worse than expected. Additionally, we adjusted our estimated timing of future net cash flows to reflect recent trends relating to Consumer Loan prepayments.

•	During 2008, and during the first quarter of 2009, we reduced the expected collection rate on new Consumer Loan assignments. The reductions reflect both the experience to date on 2006 through 2008 Consumer Loans as well as an expectation that the external environment will continue to negatively impact Consumer Loan performance.

•	Our current forecasting methodology, when applied against historical data, produces a consistent forecasted collection rate as the Consumer Loans age.
     Although current economic uncertainty increases the risk of poor Consumer Loan performance, we set prices at Consumer Loan inception to increase the likelihood of achieving an acceptable return on capital, even if collection results are worse than we currently forecast.
     The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of June 30, 2009. Payments of Dealer Holdback and Portfolio Profit Express are not included in the advance percentage paid to the dealer-partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

		As of June 30, 2009
	Forecasted			% of Forecast
Loan Assignment Year	Collection %	Advance %	Spread %	Realized
2000	72.6%	47.9%	24.7%	99.4%
2001	67.4%	46.0%	21.4%	99.1%
2002	70.5%	42.2%	28.3%	98.7%
2003	73.8%	43.4%	30.4%	98.4%
2004	73.3%	44.0%	29.3%	97.7%
2005	74.0%	46.9%	27.1%	96.8%
2006	70.5%	46.6%	23.9%	88.8%
2007	68.3%	46.5%	21.8%	67.7%
2008	68.4%	44.6%	23.8%	39.7%
2009	72.3%	43.4%	28.9%	10.6%
     The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), and the spread (the forecasted collection rate less the advance rate) as of June 30, 2009 for Purchased Loans and Dealer Loans separately:

		Forecasted
	Loan Assignment Year	Collection %	Advance %	Spread %
Purchased Loans	2007	68.2%	48.8%	19.4%
	2008	67.4%	46.7%	20.7%
	2009	71.9%	45.5%	26.4%

Dealer Loans	2007	68.4%	45.9%	22.5%
	2008	68.9%	43.5%	25.4%
	2009	72.5%	42.9%	29.6%

     Although the advance rate on Purchased Loans is higher as compared to the advance rate on Dealer Loans, Purchased Loans do not require the Company to pay Dealer Holdback. The increase in the spread between the forecasted collection rate and the advance rate during 2008 and 2009 occurred as a result of pricing changes implemented during the first nine months of 2008 and improving forecasted collection rates during the first six months of 2009.
     The following table summarizes changes in Consumer Loan dollar and unit volume in each of the last six quarters as compared to the same period in the previous year:

	Consumer Loans
	Year over Year Percent Change
Three Months Ended	Dollar Volume	Unit Volume
March 31, 2008	28.5%	16.0%
June 30, 2008	40.6%	26.1%
September 30, 2008	27.5%	26.9%
December 31, 2008	-21.0%	-13.4%
March 31, 2009	-26.3%	-13.0%
June 30, 2009	-30.2%	-16.2%
     Unit and dollar volume declined during the first two quarters of 2009 as compared to the same periods in 2008 due to pricing changes implemented during the first nine months of 2008.
     The following table summarizes key information regarding Purchased Loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

New Purchased Loan unit volume as a percentage of total unit volume	14.0%	34.6%	16.1%	31.9%

New Purchased Loan dollar volume as a percentage of total dollar volume	17.0%	39.2%	19.4%	36.6%
     For the three and six months ended June 30, 2009, new Purchased Loan unit and dollar volume as a percentage of total unit and dollar volume, respectively, decreased as compared to 2008 due to pricing changes implemented during the first nine months of 2008.
     As of June 30, 2009 and 2008, the net Purchased Loan receivable balance was 29.3% and 27.5%, respectively, of the total net receivable balance.

     The following table summarizes the changes in Consumer Loan unit volume and active dealer-partners:

	Three Months Ended June 30,
	2009	2008	% change

Consumer Loan unit volume	26,519	31,639	-16.2%
Active dealer-partners (1)	2,304	2,291	0.6%

Average volume per active dealer-partner	11.5	13.8	-16.7%

Consumer Loan unit volume from dealer-partners active both periods	17,497	22,496	-22.2%
Dealer-partners active both periods	1,283	1,283	0.0%

Average volume per dealer-partners active both periods	13.6	17.5	-22.2%

Consumer Loan unit volume from new dealer-partners	1,583	1,563	1.3%
New active dealer-partners (2)	276	291	-5.2%

Average volume per new active dealer-partners	5.7	5.4	5.6%

Attrition (3)	-28.9%	-19.5%

(1)	Active dealer-partners are dealer-partners who have received funding for at least one Loan during the period.

(2)	New active dealer-partners are dealer-partners who enrolled in our program and have received funding for their first Loan from us during the periods presented.

(3)	Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from dealer-partners who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

Results of Operations
     Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008
     The following is a discussion of our results of operations and income statement data on a consolidated basis.

	Three Months		Three Months
	Ended	% of	Ended	% of
(Dollars in thousands, except per share data)	June 30, 2009	Revenue	June 30, 2008	Revenue

Revenue:
Finance charges	$81,124	87.8%	$70,827	94.5%
Premiums earned	7,201	7.8	21	—
Other income	4,048	4.4	4,157	5.5

Total revenue	92,373	100.0	75,005	100.0
Costs and expenses:
Salaries and wages	16,515	17.9	16,699	22.2
General and administrative	6,897	7.5	6,627	8.8
Sales and marketing	3,566	3.8	4,556	6.1
Provision for credit losses	(3,790)	(4.1)	20,760	27.7
Interest	7,285	7.9	9,884	13.2
Provision for claims	4,829	5.2	9	—

Total costs and expenses	35,302	38.2	58,535	78.0

Operating income	57,071	61.8	16,470	22.0
Foreign currency gain	3	—	—	—

Income from continuing operations before provision for income taxes	57,074	61.8	16,470	22.0
Provision for income taxes	20,924	22.7	6,091	8.1

Income from continuing operations	36,150	39.1	10,379	13.9
Discontinued operations
Gain (loss) from discontinued United Kingdom operations	49	0.1	(12)	—
Provision for income taxes	14	—	23	—

Gain (loss) from discontinued operations	35	0.1	(35)	—

Net income	$36,185	39.2%	$10,344	13.9%

Net income per common share:
Basic	$1.18		$0.34

Diluted	$1.15		$0.33

Income from continuing operations per common share:
Basic	$1.18		$0.34

Diluted	$1.15		$0.33

Gain (loss) from discontinued operations per common share:
Basic	$—		$—

Diluted	$—		$—

Weighted average shares outstanding:
Basic	30,600,531		30,252,873
Diluted	31,423,187		31,088,428

	Six Months		Six Months
	Ended	% of	Ended	% of
(Dollars in thousands, except per share data)	June 30, 2009	Revenue	June 30, 2008	Revenue
Revenue:
Finance charges	$157,850	87.6%	$134,502	92.3%
Premiums earned	13,661	7.6	53	—
Other income	8,750	4.8	11,228	7.7

Total revenue	180,261	100.0	145,783	100.0
Costs and expenses:
Salaries and wages	33,636	18.7	34,439	23.7
General and administrative	14,895	8.3	13,751	9.4
Sales and marketing	7,487	4.1	9,227	6.3
Provision for credit losses	(3,626)	(2.0)	23,409	16.1
Interest	15,208	8.4	20,748	14.2
Provision for claims	9,638	5.3	14	—

Total costs and expenses	77,238	42.8	101,588	69.7

Operating income	103,023	57.2	44,195	30.3
Foreign currency gain (loss)	6	—	(13)	—

Income from continuing operations before provision for income taxes	103,029	57.2	44,182	30.3
Provision for income taxes	37,867	21.0	16,222	11.1

Income from continuing operations	65,162	36.2	27,960	19.2
Discontinued operations
Gain from discontinued United Kingdom operations	34	—	44	—
Provision for income taxes	10	—	40	—

Gain from discontinued operations	24	—	4	—

Net income	$65,186	36.2%	$27,964	19.2%

Net income per common share:
Basic	$2.14		$0.93

Diluted	$2.08		$0.90

Income from continuing operations per common share:
Basic	$2.14		$0.93

Diluted	$2.08		$0.90

Gain from discontinued operations per common share:
Basic	$—		$—

Diluted	$—		$—

Weighted average shares outstanding:
Basic	30,510,439		30,179,877
Diluted	31,285,734		30,970,387

Continuing Operations
     Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008
     The following table highlights changes for the three and six months ended June 30, 2009, as compared to 2008:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Average outstanding balance of Loan portfolio	7.1%	12.5%
Finance charges	14.5%	17.4%
Operating expenses	-3.2%	-2.4%
Provision for credit losses	-118.3%	-115.5%
Interest expense	-26.3%	-26.7%
Income from continuing operations	248.3%	133.1%
     Income from continuing operations increased for the three and six months ended June 30, 2009 primarily due to the following:
•	Increased finance charges due primarily to the increase in the average outstanding balance of our Loan portfolio and an increase in the average yield on our Loan portfolio;

•	Decreased provision for credit losses due to an improvement in the performance of our Loan portfolio;

•	Decreased interest expense due to a reduction in market rates on our floating rate outstanding debt and a reduction in the average outstanding debt balance; and
•	Decreased operating expenses due to:
•	Reduced expenses related to information technology.

•	An increased percentage of Loan origination costs being deferred due to a decrease in the Purchased Loan unit volume as a percentage of total unit volume.

•	Lower sales commissions due to a reduction in unit volume.
     In addition to the above, the formation of VSC Re during the fourth quarter of 2008 had a favorable impact on 2009 profitability. The VSC Re earnings are recognized on an accrual basis and recorded as premiums earned less a claims provision. Previously, earnings on vehicle service contracts were recorded as other income and realized when profit sharing payments were received from third party administrators. The following table shows the after-tax earnings from VSC Re and profit sharing payments received and recorded as other income for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Premiums earned less provision for claims, after tax	$1,491	$—	$2,529	$—
Earnings from profit sharing payments, after tax	—	9	74	1,404

	$1,491	$9	$2,603	$1,404

     Finance Charges. For the three months ended June 30, 2009, finance charges increased $10.3 million, or 14.5%, as compared to the same period in 2008. For the six months ended June 30, 2009, finance charges increased $23.3 million, or 17.4%, as compared to the same period in 2008. The increases were primarily the result of:
•	An increase in the average Loans receivable balance due to growth in new Loan volume in 2007 and during the first nine months of 2008.

•	An increase in the average yield on our Loan portfolio resulting from pricing changes implemented during the first nine months of 2008 and an increase in forecasted collection rates during the first six months of 2009. For the three months ended June 30, 2009 and 2008, the average yield on our Loan portfolio was 30.6% and 27.9%, respectively. For the six months ended June 30, 2009 and 2008, the average yield on our Loan portfolio was 30.0% and 28.2%, respectively.

     Premiums Earned and Provision for Claims. For the three months ended June 30, 2009, premiums earned and provision for claims increased $7.2 million and $4.8 million, respectively, as compared to the same period in 2008. For the six months ended June 30, 2009, premiums earned and provision for claims increased $13.6 million and $9.6 million, respectively, as compared to the same period in 2008.
     During the fourth quarter of 2008, we formed VSC Re in order to enhance our control over and the security in the trust assets that will be used to pay future vehicle service contract claims. VSC Re currently reinsures vehicle service contracts that are underwritten by two of our three third party insurers. Premiums from the reinsurance of vehicle service contracts are recognized over the life of the policy in proportion to expected costs of servicing those contracts. Expected costs are determined based on historical loss experience. A provision for claims is recognized in the period the claims are incurred.
     The amount of income we expect to earn from the vehicle service contracts over time is not expected to be impacted by the formation of VSC Re, as both before and after the formation, the income we recognize is based on the amount by which vehicle service contract premiums exceed claims. However, the formation of VSC Re impacts the timing of income recognition and the income statement presentation. Prior to the formation of VSC Re, our agreements with vehicle service contract third party administrators (“TPAs”) allowed us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. Profit sharing payments were received periodically, primarily during the first quarter of each year, and were recognized on a net basis (premiums earned less claims incurred) as other income in the period received.
     Other Income. For the three months ended June 30, 2009, other income decreased $0.1 million, or 2.6%, as compared to the same period in 2008. For the six months ended June 30, 2009, other income decreased $2.5 million, or 22.1%, as compared to the same period in 2008.
     For the six months ended June 30, 2009, the decrease in other income was primarily a result of:
•	The formation of VSC Re, as discussed above, which eliminated the profit sharing arrangements related to vehicle service contracts, except for vehicle service contracts written prior to 2008 through one of the TPAs. For the six months ended June 30, 2008, we earned $1.4 million (after-tax) related to vehicle service contract profit sharing payments compared to $0.1 million for the same period in 2009.

•	An increase in GAP claims paid as a percentage of premiums written resulting in lower GAP profit sharing payments. For the six months ended June 30, 2009 and 2008, we received GAP profit sharing payments of $0.1 million and $0.7 million, respectively.

•	Decreased interest income on restricted cash related to the secured financings due to a decrease in interest rates earned on cash investments relating to secured financing transactions.
     For the three months ended June 30, 2009, the decrease in other income was primarily a result of decreased interest income as discussed above.
     Salaries and Wages. For the three months ended June 30, 2009, salaries and wages expense decreased $0.2 million, or 1.1%, as compared to the same period in 2008. For the six months ended June 30, 2009, salaries and wages expense decreased $0.8 million, or 2.3%, as compared to the same period in 2008. The decreases were primarily the result of:
•	An increased percentage of Loan origination costs being deferred due to a decrease in the Purchased Loan unit volume as a percentage of total unit volume. For Dealer Loans, certain underwriting costs are considered Loan origination costs and are deferred and expensed over the life of the Loan as an adjustment to finance charge revenue while, for Purchased Loans, all underwriting costs are expensed immediately. Since Purchased Loans represent a smaller proportion of our business, the deferral was higher for the three and six months ended June 30, 2009, as compared to the same periods in 2008. Deferring the same proportion of expenses during the three and six months ended June 30, 2009 would have increased salaries and wages by approximately $0.6 million and $1.2 million, respectively.

•	Decreases of $0.4 million and $0.9 million in salaries and wages related to Information Technology for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.

     Sales and Marketing. For the three months ended June 30, 2009, sales and marketing expense decreased $1.0 million, or 21.7%, as compared to the same period in 2008. For the six months ended June 30, 2009, sales and marketing expense decreased $1.7 million, or 18.9%, as compared to the same period in 2008. The decreases in sales and marketing expense were primarily due to lower sales commissions reflecting decreases of 16.2% and 14.4% in the unit volume of Loan originations for the three and six months ended June 30, 2009, respectively, and the discontinuance of certain dealer-partner support programs and lower utilization of various other dealer-partner programs.
     Provision for Credit Losses. For the three months ended June 30, 2009, the provision for credit losses decreased $24.6 million, or 118.3%, as compared to the same period in 2008. For the six months ended June 30, 2009, the provision for credit losses decreased $27.0 million, or 115.5%, as compared to the same period in 2008. These decreases were a result of an improvement in the performance of our Loan portfolio. During the second quarter of 2008, as a result of lower than expected realized collection rates, we reduced estimated future net cash flows by $22.2 million or 1.7% of the total undiscounted net cash flow stream expected from our Loan portfolio, which resulted in a provision for credit losses of $20.8 million.
     Interest. For the three months ended June 30, 2009, interest expense decreased $2.6 million, or 26.3%, as compared to the same period in 2008. For the six months ended June 30, 2009, interest expense decreased $5.5 million, or 26.7%, as compared to the same period in 2008. The following table shows interest expense, the average outstanding debt balance, and the pre-tax average cost of debt for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Interest expense	$7,285	$9,884	$15,208	$20,748
Average outstanding debt balance	$604,863	$686,148	$614,571	$635,471
Pre-tax average cost of debt	4.8%	5.8%	4.9%	6.5%
     The decrease in interest expense was primarily the result of a reduction in our pre-tax average cost of debt due to reductions in market rates and a reduction in the average outstanding debt balance.

Liquidity and Capital Resources
     We need capital to fund new Loans and pay Dealer Holdback. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings through four primary sources of financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) SEC Rule 144A asset-backed secured borrowings with qualified institutional investors; and (4) a residual credit facility with an institutional investor. There are various restrictive debt covenants for each source of financing and we are in compliance with those covenants as of June 30, 2009. For information regarding these financings and the covenants included in the related documents, see Note 5 to the consolidated financial statements, which are incorporated herein by reference.
     During the second quarter of 2009, we extended the maturity of the line of credit facility with a commercial bank syndicate from June 22, 2010 to June 23, 2011, and we reduced the amount of the facility from $153.5 million to $140.0 million. The interest rate on borrowings under the facility was increased from the prime rate minus 0.60% or the Eurodollar rate plus 1.25%, at the Company’s option, to the prime rate plus 1.0% or the Eurodollar rate plus 2.75%, at the Company’s option. The Eurodollar rate is subject to a floor of 1.50%. In addition, certain financial covenants were modified as follows:
•	The maximum funded debt to tangible net worth ratio was reduced from 4.0 to 1.0 to a ratio of 3.25 to 1.0

•	The minimum fixed charge coverage ratio was increased from 1.75 to 1.0 to a ratio of 2.0 to 1.0

•	The minimum asset coverage ratio was increased from 1.0 to 1.0 to a ratio of 1.1 to 1.0
     On August 26, 2009, our $325.0 million warehouse facility and our $50.0 million residual credit facility (collectively referred to as the “maturing facilities”) mature. If we are unsuccessful in renewing the maturing facilities, and alternative financing cannot be obtained, Loan origination volume will be impacted. As of June 30, 2009, $255.9 million was outstanding under the $325.0 million warehouse facility. In the event that this facility is not renewed, no further advances would be made under the facility, and the amount outstanding would be repaid by the proceeds from the Loans securing the facility. We currently expect such amounts to be repaid over time as collections on such Loans are received, even if the lender under such facility has the right to cause the Loans securing the facility to be sold to repay the outstanding indebtedness. Although the facility is non-recourse to the Company, the sale of the Loans by the lender at less than their book value could result in significant losses to the Company. As of June 30, 2009, the book value of the Loans was $339.6 million. No amounts were outstanding under the $50.0 million residual credit facility as of June 30, 2009. In the event that this facility is not renewed, any amounts then outstanding under this facility are required to be repaid in full at maturity. Given current conditions in the credit markets, there can be no assurance that the maturing facilities will be renewed or that alternative financing will be obtained. In addition, we may be required to incur significant fees or other costs in connection with extending or replacing these facilities.
      On May 23, 2010, our $50.0 million warehouse facility ceases to revolve. After this date, amounts outstanding on the facility will be repaid over time as collections on the Loans securing the facility are received until May 23, 2011, at which time all principal and interest is due in full. As of June 30, 2009, $50.0 million was outstanding under this facility.

     Our Loan origination volume for the remainder of 2009 and 2010 will depend on our success in securing additional financing and renewing our existing debt facilities. The following two tables summarize estimated Loan origination volumes under two scenarios: (1) the maturing facilities are renewed (or replaced); and (2) the maturing facilities are not renewed. Under both scenarios, it is assumed that no additional capital will be obtained and the $50.0 million warehouse facility will not be renewed when it ceases to revolve in May 2010.

		Maximum for the Year Ended December 31, 2009
		Assuming Maturing	Assuming Maturing Facilities
	Year Ended	Facilities are Renewed	are Not Renewed
(Dollars in millions)	December 31, 2008	(or Replaced)	(or Replaced)
Loan origination volume	$805	$635	$575
Average Loans receivable balance, net	$967	$1,060	$1,050

Range for the Year Ended December 31, 2010
	Assuming Maturing	Assuming Maturing Facilities
	Facilities are Renewed	are Not Renewed
(Dollars in millions)	(or Replaced)	(or Replaced)
Loan origination volume	$775 - $825	$445 - $495
Average loans receivable balance, net	$1,115 - $1,135	$925 - $950
     For the six months ended June 30, 2009, Loan origination volume was $350.6 million.
     Cash and cash equivalents decreased to $1.6 million as of June 30, 2009 from $3.2 million at December 31, 2008. Our total balance sheet indebtedness decreased to $590.1 million at June 30, 2009 from $641.7 million at December 31, 2008 as the net cash provided by our operating activities and principal collections from our Loan portfolio exceeded the cash used to fund new Loans.

Contractual Obligations
     A summary of the total future contractual obligations requiring repayments as of June 30, 2009 is as follows (in thousands):

	Payments Due by Period
				Less than
	Total	1 year	1-3 Years	3-5 Years	Other
Long-term debt, including current maturities and capital leases (1)	$590,114	$387,053	$199,146	$3,915	$—
Operating lease obligations	3,282	917	1,884	481	—
Purchase obligations (2)	228	196	32	—	—
Other future obligations (3)	12,521	—	—	—	12,521

Total contractual obligations (4)	$606,145	$388,166	$201,062	$4,396	$12,521

(1)	Long-term debt obligations included in the above table consist solely of principal repayments. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 5 to the consolidated financial statements. Based on the actual amounts outstanding under our revolving line of credit and warehouse facilities at June 30, 2009, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of June 30, 2009, interest is expected to be approximately $7.5 million during 2009; $8.3 million during 2010; and $3.4 million during 2011 and thereafter.

(2)	Purchase obligations consist solely of contractual obligations related to the information system needs of the Company.

(3)	Other future obligations included in the above table consist solely of reserves for uncertain tax positions recognized under FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Tax — An Interpretation of FASB Statement No. 109” (“FIN 48”).

(4)	We have contractual obligations to pay Dealer Holdback to our dealer-partners; however, as payments of Dealer Holdback are contingent upon the receipt of customer payments and the repayment of advances, these obligations are excluded from the table above.
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
Critical Accounting Estimates
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Forward-Looking Statements
     We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of operations. When we use any of the words “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “assume,” “forecast,” “estimate,” “intend,” “plan,” “target” or similar expressions, we are making forward-looking statements.
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

PART II. — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual Meeting of Shareholders on May 21, 2009 at which the shareholders considered the following proposals:
•	Election of five directors to serve until the 2010 Annual Meeting of Shareholders.

•	Approval of the Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan and certain previously granted awards.

•	Ratify the selection of Grant Thornton LLP as our independent registered public accounting firm for 2009.
     Each of the five director nominees were elected, the Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan and certain previously granted awards were approved, and the selection of Grant Thornton LLP was ratified. The following table summarizes the votes:

Director Nominee	For	Withheld
Donald A. Foss	29,445,008	114,097
Glenda J. Chamberlain	29,522,165	36,940
Brett A. Roberts	29,455,886	103,219
Thomas N. Tryforos	29,493,295	65,810
Scott J. Vassalluzzo	29,514,759	44,346

Incentive Plan Items	For	Withheld	Abstain	Non-votes
Approval of the Credit Acceptance	27,393,660	114,030	3,111	2,048,304
Corporation Amended and Restated
Incentive Compensation Plan and certain
previously granted awards

Auditor Selection	For	Withheld	Abstain
Grant Thornton LLP	29,544,930	6,830	7,345

ITEM 6. EXHIBITS
     See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION (Registrant)
By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) August 5, 2009

INDEX OF EXHIBITS

Exhibit No.		Description

4(f)(120)	1	Seventh Amendment, dated as of June 15, 2009, to Fourth Amended and Restated Credit Agreement, dated February 7, 2006, between the Credit Acceptance Corporation, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent for the Banks.

10(q)(10)	2	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, April 6, 2009.

31(a)	3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 18, 2009, and incorporated herein by reference.

2.	Previously filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, dated April 10, 2009, and incorporated herein by reference.

3.	Filed herewith.