Form 10-Q
period 2009-09-30
CREDIT ACCEPTANCE CORP
filed 2009-10-29
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
The number of shares of Common Stock, par value $0.01, outstanding on October 23, 2009 was 30,983,373.

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2009	2008	2009	2008

Revenue:
Finance charges	$84,489	$75,617	$242,339	$210,119
Premiums earned	11,596	12	25,257	65
Other income	4,183	4,478	12,933	15,706

Total revenue	100,268	80,107	280,529	225,890

Costs and expenses:
Salaries and wages	16,862	16,766	50,498	51,205
General and administrative	7,872	6,975	22,767	20,726
Sales and marketing	3,533	4,103	11,020	13,330
Provision for credit losses	(3,591)	8,383	(7,217)	31,792
Interest	8,144	10,954	23,352	31,702
Provision for claims	5,148	(13)	14,786	1

Total costs and expenses	37,968	47,168	115,206	148,756

Operating income	62,300	32,939	165,323	77,134
Foreign currency gain (loss)	3	(2)	9	(15)

Income from continuing operations before provision for income taxes	62,303	32,937	165,332	77,119
Provision for income taxes	21,491	12,606	59,358	28,828

Income from continuing operations	40,812	20,331	105,974	48,291

Discontinued operations
(Loss) gain from discontinued United Kingdom operations	(13)	504	21	548
Provision for income taxes	65	178	75	218

(Loss) gain from discontinued operations	(78)	326	(54)	330

Net income	$40,734	$20,657	$105,920	$48,621

Net income per common share:
Basic	$1.33	$0.68	$3.47	$1.61

Diluted	$1.29	$0.67	$3.38	$1.57

Income from continuing operations per common share:
Basic	$1.33	$0.67	$3.47	$1.60

Diluted	$1.29	$0.66	$3.38	$1.56

(Loss) gain from discontinued operations per common share:
Basic	$—	$0.01	$—	$0.01

Diluted	$—	$0.01	$—	$0.01

Weighted average shares outstanding:
Basic	30,658,969	30,310,053	30,540,274	30,223,586
Diluted	31,539,119	31,024,455	31,370,580	30,994,466
See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2009	2008
(Dollars in thousands, except per share data)	(unaudited)

ASSETS:
Cash and cash equivalents	$1,610	$3,154
Restricted cash and cash equivalents	76,019	80,333
Restricted securities available for sale	2,779	3,345

Loans receivable (including $13,351 and $15,383 from affiliates as of September 30, 2009 and December 31, 2008, respectively)	1,180,340	1,148,752
Allowance for credit losses	(123,240)	(130,835)

Loans receivable, net	1,057,100	1,017,917

Property and equipment, net	18,801	21,049
Income taxes receivable	4,460	—
Other assets	17,132	13,556

Total Assets	$1,177,901	$1,139,354

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$81,106	$83,948
Line of credit	102,500	61,300
Secured financing	436,491	574,175
Mortgage note and capital lease obligations	5,285	6,239
Deferred income taxes, net	100,911	75,060
Income taxes payable	—	881

Total Liabilities	726,293	801,603

Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 30,985,892 and 30,666,691 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	309	306
Paid-in capital	18,491	11,829
Retained earnings	434,098	328,178
Accumulated other comprehensive loss, net of tax of $736 and $1,478 at September 30, 2009 and December 31, 2008, respectively	(1,290)	(2,562)

Total Shareholders’ Equity	451,608	337,751

Total Liabilities and Shareholders’ Equity	$1,177,901	$1,139,354

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008

Cash Flows From Operating Activities:
Net income	$105,920	$48,621
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	(7,217)	31,792
Depreciation	3,939	3,969
Loss on retirement of property and equipment	98	—
Provision for deferred income taxes	25,109	14,192
Stock-based compensation	4,926	2,827
Change in operating assets and liabilities:
Decrease in accounts payable and accrued liabilities	(842)	(250)
(Increase) decrease in income taxes receivable / increase (decrease) in income taxes payable	(5,341)	10,700
Increase in other assets	(3,576)	(1,838)

Net cash provided by operating activities	123,016	110,013

Cash Flows From Investing Activities:
Decrease (increase) in restricted cash and cash equivalents	4,314	(8,891)
Purchases of restricted securities available for sale	(383)	(1,514)
Proceeds from sale of restricted securities available for sale	—	271
Maturities of restricted securities available for sale	963	551
Principal collected on Loans receivable	502,453	466,353
Advances to dealers and accelerated payments of Dealer Holdback	(412,423)	(430,423)
Purchases of Consumer Loans	(87,840)	(246,971)
Payments of Dealer Holdback	(34,300)	(46,482)
Net decrease (increase) in other loans	151	(131)
Purchases of property and equipment	(1,789)	(5,395)

Net cash used in investing activities	(28,854)	(272,632)

Cash Flows From Financing Activities:
Borrowings under line of credit	523,900	573,900
Repayments under line of credit	(482,700)	(527,300)
Proceeds from secured financing	217,500	453,700
Repayments of secured financing	(355,184)	(339,336)
Principal payments under mortgage note and capital lease obligations	(954)	(1,157)
Repurchase of common stock	(540)	(66)
Proceeds from stock options exercised	889	2,102
Tax benefits from stock based compensation plans	1,390	990

Net cash (used in) provided by financing activities	(95,699)	162,833

Effect of exchange rate changes on cash	(7)	8

Net (decrease) increase in cash and cash equivalents	(1,544)	222
Cash and cash equivalents, beginning of period	3,154	712

Cash and cash equivalents, end of period	$1,610	$934

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$22,613	$31,662
Cash paid during the period for income taxes	$38,886	$2,033
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
     As of the date these financial statements were issued, there are no material subsequent events requiring additional disclosure in or amendment to these financial statements.
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
     We have two programs: the Portfolio Program and the Purchase Program. Under the Portfolio Program, we advance money to Dealer-Partners (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loan. Under the Purchase Program, we buy the Consumer Loan from the Dealer-Partner (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer. Dealer Loans and Purchased Loans are collectively referred to as “Loans”. The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last seven quarters:

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2008	70.2%	29.8%
June 30, 2008	65.4%	34.6%
September 30, 2008	69.2%	30.8%
December 31, 2008	78.2%	21.8%
March 31, 2009	82.3%	17.7%
June 30, 2009	86.0%	14.0%
September 30, 2009	89.0%	11.0%

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
     Since typically the combination of the advance and the consumer’s down payment provides the Dealer-Partner with a cash profit at the time of sale, the Dealer-Partner’s risk in the Consumer Loan is limited. We cannot demand repayment of the advance from the Dealer-Partner except in the event the Dealer-Partner is in default of the dealer servicing agreement. Advances are made only after the Consumer Loan is approved, accepted and assigned to us and all other stipulations required for funding have been satisfied. The Dealer-Partner can also opt to repurchase Consumer Loans assigned under the Portfolio Program, at their discretion, for a fee.
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
     Program Enrollment
     Dealer-Partners have two enrollment options available to them for access to our programs. The first enrollment option allows Dealer-Partners to assign Consumer Loans under the Portfolio Program and requires payment of an upfront, one-time enrollment fee of $9,850. The second enrollment option, which became effective September 1, 2009, allows Dealer-Partners to assign Consumer Loans under the Portfolio Program and requires payment of an upfront, one-time enrollment fee of $1,950 and an agreement to allow us to keep 50% of their first Portfolio Profit Express payment. Prior to September 1, 2009, Dealer-Partners who chose the second enrollment option did not pay an upfront fee but agreed to allow us to keep 50% of their first Portfolio Profit Express payment. For all Dealer-Partners enrolling in our program after August 31, 2008, access to the Purchase Program is only granted after the first Portfolio Profit Express payment has been made under the Portfolio Program.
3. SIGNIFICANT ACCOUNTING POLICIES
Reinsurance
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SIGNIFICANT ACCOUNTING POLICIES — (Continued)
     Premiums from the reinsurance of vehicle service contracts are recognized over the life of the policy in proportion to expected costs of servicing those contracts. Expected costs are determined based on our historical claims experience. Claims are expensed through a provision for claims in the period the claim was incurred. For the three and nine months ended September 30, 2009, net assumed written premiums were $7.3 million and $23.5 million, respectively, net premiums earned were $11.6 million and $25.3 million, respectively, and provision for claims was $5.2 million and $14.8 million, respectively. For the three and nine months ended September 30, 2009, we amortized $0.5 million and $0.7 million, respectively, of capitalized acquisition costs related to premium tax. Capitalized acquisition costs are amortized over the life of the contracts in proportion to premiums earned. Under the Consolidation Topic of the FASB Accounting Standards Codification (“FASB ASC”), we are considered the primary beneficiary of the trusts and as a result, trust assets of $36.5 million and $29.3 million at September 30, 2009 and December 31, 2008, respectively, have been consolidated on our balance sheet as restricted cash and cash equivalents. As of September 30, 2009 and December 31, 2008, accounts payable and accrued liabilities includes $23.0 million and $23.3 million of unearned premium, respectively, and $1.1 million and $0.9 million of claims reserve related to our reinsurance of vehicle service contracts, respectively. The claims reserve is estimated based on historical claims experience.
     Prior to the formation of VSC Re, our agreements with two of our vehicle service contract third party administrators (“TPAs”) allowed us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. The agreements also required that vehicle service contract premiums be placed in trust accounts. Funds in the trust accounts were utilized by the TPA to pay claims on the vehicle service contracts. Upon the formation of VSC Re during the fourth quarter of 2008, the unearned premiums on the majority of the vehicle service contracts that had been written through these two TPAs were ceded to VSC Re along with any related trust assets. Vehicle service contracts written prior to 2008 through one of the TPAs remain under this profit sharing arrangement. Profit sharing payments, if any, on the vehicle service contracts are distributed to us periodically after the term of the vehicle service contracts have substantially expired provided certain loss rates are met. Under the Consolidation Topic of the FASB ASC, we are considered the primary beneficiary of the trusts. As a result, the assets and liabilities of the remaining trust have been consolidated on our balance sheet. As of September 30, 2009 and December 31, 2008, the remaining trust had $4.4 million and $5.4 million, respectively, in assets available to pay claims and a related claims reserve of $3.6 million and $4.7 million, respectively. The trust assets are included in restricted cash and cash equivalents and restricted securities available for sale. The claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets. A third party insures claims in excess of funds in the trust accounts.
     Our determination to consolidate the VSC Re trusts and the profit sharing trusts under the Consolidation Topic of the FASB ASC was based on the following:
•	First, we determined that the trusts qualified as variable interest entities as defined under the Consolidation Topic of the FASB ASC. The trusts have insufficient equity at risk as no parties to the trusts were required to contribute assets that provide them with any ownership interest.

•	Next, we determined that we have variable interests in the trusts. We have a residual interest in the assets of the trusts, which is variable in nature, given that it increases or decreases based upon the actual loss experience of the related service contracts. In addition, for VSC Re, we are required to absorb any losses in excess of the trusts’ assets, up to the $0.5 million of equity contributed.

•	Finally, we determined that we are the primary beneficiary of the trusts. The trusts are not expected to generate losses that need to be absorbed by the parties to the trusts. The trusts are expected to generate residual returns and we are entitled to all of those returns.
Restricted Cash and Cash Equivalents
     Restricted cash and cash equivalents decreased to $76.0 million at September 30, 2009 from $80.3 million at December 31, 2008. The following table summarizes restricted cash and cash equivalents:

	As of
	September 30,	December 31,
(in thousands)	2009	2008
Cash collections related to secured financings	$37,926	$48,956
Cash held in trusts for future vehicle service contract claims (1)	38,093	31,377

Total restricted cash and cash equivalents	$76,019	$80,333

(1)	The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Restricted Securities Available for Sale
     Restricted securities available for sale consist of amounts held in accordance with vehicle service contract trust agreements. We determine the appropriate classification of our investments in debt securities at the time of purchase and reevaluate such determinations at each balance sheet date. Debt securities for which we do not have the intent or ability to hold to maturity are classified as available for sale, and stated at fair value with unrealized gains and losses, net of income taxes included in the determination of comprehensive income and reported as a component of shareholders’ equity.
     Restricted securities available for sale consisted of the following:

	As of September 30, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
US Government and agency securities	$1,072	$29	$(1)	$1,100
Corporate bonds	1,665	15	(1)	1,679

Total restricted securities available for sale	$2,737	$44	$(2)	$2,779

	As of December 31, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
US Government and agency securities	$842	$53	$—	$895
Corporate bonds	2,475	9	(34)	2,450

Total restricted securities available for sale	$3,317	$62	$(34)	$3,345

     The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	As of September 30, 2009		As of December 31, 2008
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Contractual Maturity
Within one year	$1,885	$1,903	$1,665	$1,670
Over one year to five years	852	876	1,652	1,675

Total restricted securities available for sale	$2,737	$2,779	$3,317	$3,345

Deferred Debt Issuance Costs
     As of September 30, 2009 and December 31, 2008, deferred debt issuance costs were $6.0 million (net of accumulated amortization of $6.1 million) and $3.4 million (net of accumulated amortization of $5.6 million), respectively, and are included in other assets in the consolidated balance sheets. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured warehouse facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SIGNIFICANT ACCOUNTING POLICIES — (Concluded)
Accounting Standards Updates
     Disclosures About Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 was incorporated into the FASB ASC through Accounting Standards Update (“ASU”) No. 2009-01 on June 30, 2009 and is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. The adoption on January 1, 2009 had no financial impact on our consolidated financial statements, but expanded our disclosures.
     Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 was incorporated into the FASB ASC through ASU No. 2009-01 on June 30, 2009 and is intended to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The adoption during the second quarter of 2009 had no financial impact on our consolidated financial statements, but expanded our interim disclosures.
     Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 was incorporated into the FASB ASC through ASU No. 2009-01 on June 30, 2009 and amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption during the second quarter of 2009 did not have an impact on our consolidated financial statements.
     Subsequent Events. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 was incorporated into the FASB ASC through ASU No. 2009-01 on June 30, 2009 and is intended to establish principles and requirements for subsequent events. The adoption during the second quarter of 2009 had no financial impact on our financial statements, but expanded our disclosures.
     Accounting for Transfers of Financial Assets. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 is intended to improve the information provided in financial statements about the transfer of financial assets and the effects of the transfer on financial position and performance, and cash flows. This SFAS will be incorporated into the FASB ASC and will be effective for interim and annual reporting periods beginning after November 15, 2009, with early adoption prohibited. This statement must be applied to transfers occurring on or after the effective date. We do not expect SFAS 166 to have a material impact on our consolidated financial statements.
     Amendments to FASB Interpretation No. 46(R). In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting related to variable interest entities. This SFAS will be incorporated into the FASB ASC and will be effective for interim and annual reporting periods beginning after November 15, 2009, with early adoption prohibited. We are currently assessing the impact of SFAS 167 on our consolidated financial statements.
     The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 was incorporated into the FASB ASC through ASU No. 2009-02 on June 30, 2009 and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The adoption did not have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE
     A summary of changes in Loans receivable is as follows (in thousands):

	Three Months Ended September 30, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$858,559	$325,535	$1,184,094
New loans	129,677	19,974	149,651
Transfers	(3,666)	3,666	—
Dealer Holdback payments	10,335	—	10,335
Net cash collections on Loans	(126,859)	(36,411)	(163,270)
Write-offs	(1,034)	(25)	(1,059)
Recoveries	664	6	670
Net change in other loans	(152)	—	(152)
Currency translation	71	—	71

Balance, end of period	$867,595	$312,745	$1,180,340

	Three Months Ended September 30, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$859,691	$284,718	1,144,409
New loans	109,027	61,697	170,724
Transfers	(3,473)	3,473	—
Dealer Holdback payments	13,736	—	13,736
Net cash collections on Loans	(122,400)	(29,399)	(151,799)
Write-offs	(21,411)	(15)	(21,426)
Recoveries	—	3	3
Net change in other loans	(20)	—	(20)
Currency translation	(36)	—	(36)

Balance, end of period	$835,114	$320,477	$1,155,591

	Nine Months Ended September 30, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$823,567	$325,185	$1,148,752
New loans	412,423	87,840	500,263
Transfers	(11,594)	11,594	—
Dealer Holdback payments	34,300	—	34,300
Net cash collections on Loans	(390,603)	(111,850)	(502,453)
Write-offs	(2,851)	(60)	(2,911)
Recoveries	2,374	36	2,410
Net change in other loans	(151)	—	(151)
Currency translation	130	—	130

Balance, end of period	$867,595	$312,745	$1,180,340

	Nine Months Ended September 30, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$804,245	$140,453	944,698
New loans	430,423	246,971	677,394
Transfers	(5,571)	5,571	—
Dealer Holdback payments	46,482	—	46,482
Net cash collections on Loans	(393,851)	(72,502)	(466,353)
Write-offs	(46,660)	(34)	(46,694)
Recoveries	—	18	18
Net change in other loans	131	—	131
Currency translation	(85)	—	(85)

Balance, end of period	$835,114	$320,477	$1,155,591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE — (Concluded)
     A summary of changes in the Allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$111,721	$15,432	$127,153
Provision for credit losses	(1,269)	(2,322)	(3,591)
Write-offs	(1,034)	(25)	(1,059)
Recoveries	664	6	670
Currency translation	67	—	67

Balance, end of period	$110,149	$13,091	$123,240

	Three Months Ended September 30, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$125,814	$6,445	$132,259
Provision for credit losses	5,115	3,268	8,383
Write-offs	(21,411)	(15)	(21,426)
Recoveries	—	3	3
Currency translation	(35)	—	(35)

Balance, end of period	$109,483	$9,701	$119,184

	Nine Months Ended September 30, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,831	$17,004	$130,835
Provision for credit losses	(3,328)	(3,889)	(7,217)
Write-offs	(2,851)	(60)	(2,911)
Recoveries	2,374	36	2,410
Currency translation	123	—	123

Balance, end of period	$110,149	$13,091	$123,240

	Nine Months Ended September 30, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$133,201	$944	$134,145
Provision for credit losses	23,019	8,773	31,792
Write-offs	(46,660)	(34)	(46,694)
Recoveries	—	18	18
Currency translation	(77)	—	(77)

Balance, end of period	$109,483	$9,701	$119,184

     For the three and nine months ended September 30, 2009, the provision for credit losses decreased as a result of an improvement in the performance of our Loan portfolio. During the second quarter of 2008, as a result of lower than expected realized collection rates, we reduced the estimated future net cash flows expected from our Loan portfolio, which resulted in a provision for credit losses of $20.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT
     We currently use three primary sources of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; and (3) SEC Rule 144A asset-backed secured financings (“Term ABS 144A”) with qualified institutional investors. General information for each of the Company’s financing transactions in place as of September 30, 2009 is as follows (dollars in thousands):

	Wholly-owned	Issue			Financing	Interest Rate at
Financings	Subsidiary	Number	Close Date	Maturity Date	Amount	September 30, 2009
Revolving Line of Credit	n/a	n/a	June 15, 2009	June 23, 2011	$140,000	At the Company's
						option, either the
						Eurodollar rate
						plus 275 basis
						points or the prime
						rate plus 100 basis
						points

Warehouse Facility	CAC Warehouse	2003-2	August 24, 2009	August 23, 2011 (7)	$325,000	Commercial paper
Revolving Secured (1)	Funding Corp. II					rate plus 500 basis
						points or LIBOR
						plus 600 basis
						points (4) (5)

Revolving Secured	CAC Warehouse	2008-2	August 31, 2009	August 31, 2012 (6)	$75,000	Commercial paper
Warehouse Facility (1)	Funding III, LLC					rates plus 375 basis
						points or LIBOR
						plus 375 basis
						points (3) (4) (5)

Term ABS 144A 2007-2 (1)	Credit Acceptance Funding LLC 2007-2	2007-2	October 29, 2007	October 15, 2008 (2)	$100,000	Fixed rate (3)

Term ABS 144A 2008-1 (1)	Credit Acceptance Funding LLC 2008-1	2008-1	April 18, 2008	April 15, 2009 (2)	$150,000	Fixed rate (3)

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Loans will amortize after the maturity date based on the cash flows of the contributed assets.

(3)	A portion of the outstanding balance is a floating rate obligation that has been converted to a fixed rate obligation via an interest rate swap.

(4)	The LIBOR rate is used if funding is not available from the commercial paper market.

(5)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(6)	Facility revolves until August 31, 2011 and matures on August 31, 2012.

(7)	Facility revolves until August 23, 2010 and matures on August 23, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)
     Additional information related to the amounts outstanding on each facility is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revolving Line of Credit
Maximum outstanding balance	$124,600	$82,900	$128,900	$128,400
Average outstanding balance	89,293	56,282	85,785	59,038

Revolving Secured Warehouse Facility (2003-2) (1)
Maximum outstanding balance	$325,000	$264,061	$325,000	$297,211
Average outstanding balance	290,327	258,743	273,663	262,398

Revolving Secured Warehouse Facility (2008-2)
Maximum outstanding balance	$50,000	$50,000	$50,000	$50,000
Average outstanding balance	50,000	50,000	50,000	50,000

(1)	2008 data includes amounts owing after February 12, 2008 to an institutional investor that did not renew their participation in the facility. The amount due did not reduce the amount available on the Warehouse Facility. See “Revolving Secured Warehouse Facilities” for additional information.

	As of
	September 30, 2009	December 31, 2008
Revolving Line of Credit
Balance outstanding	$102,500	$61,300
Letter(s) of credit	514	555
Amount available for borrowing	36,986	91,645
Interest rate	4.25%	1.70%

Revolving Secured Warehouse Facility (2003-2)
Balance outstanding	$274,500	$256,000
Amount available for borrowing	50,500	69,000
Contributed eligible Loans	393,056	344,111
Interest rate	5.64%	3.33%

Revolving Secured Warehouse Facility (2008-2)
Balance outstanding	$50,000	$50,000
Amount available for borrowing	25,000	—
Contributed eligible Loans	93,781	62,562
Interest rate	4.00%	2.21%

Term ABS 144A 2007-1
Balance outstanding	$—	$33,915
Contributed eligible Dealer Loans	—	87,155
Interest rate	—	5.32%

Term ABS 144A 2007-2
Balance outstanding	$15,107	$84,260
Contributed eligible Dealer Loans	78,295	114,054
Interest rate	6.22%	6.22%

Term ABS 144A 2008-1
Balance outstanding	$96,884	$150,000
Contributed eligible Loans	159,050	184,595
Interest rate	6.37%	6.37%

Residual Credit Facility
Balance outstanding	$—	$—
Certificate Pledged	—	52,944
Interest rate	—	—

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
Revolving Secured Warehouse Facilities
     We have two revolving secured warehouse facilities that are provided to wholly-owned subsidiaries of the Company. One is a $325.0 million facility with an institutional investor and the other is a $75.0 million facility with another institutional investor.
     During the third quarter of 2009, the maturity of the $325.0 million revolving secured warehouse facility was extended. The agreement was modified to provide that in the event that the facility is not renewed after the revolving period ends on August 23, 2010, and the borrower is in compliance with the terms and conditions of the agreement, the facility will amortize for a twelve month period ending August 23, 2011. During this time, the outstanding debt will be paid down through the collections on the contributed assets. At the end of the twelve month period, the balance of the facility will be due and payable. Additionally, the interest rate on borrowings under the facility was increased from the commercial paper rate plus 100 basis points to the commercial paper rate plus 500 basis points. Finally, under the terms of the extension, the minimum levels for the three month average net yield percentage to avoid early amortization or termination of the facility were reduced from 6% and 5%, respectively, to 2% and 1%, respectively. The net yield percentage for any month is equal to the product of (i) 12, and (ii) 20% of collections less the amount of interest and fees due on the facility, divided by the average borrowing base during the month. There were no other material changes to the terms of the facility.
     During the third quarter of 2009, the amount of the $50.0 million revolving secured warehouse facility was increased to $75.0 million. In addition, the expiration of the revolving period on the facility was extended from May 23, 2010 to August 31, 2011 and the maturity of the facility was extended from May 23, 2011 to August 31, 2012. Finally, the interest rate on the facility was increased from a floating rate equal to LIBOR plus 177.5 basis points to LIBOR plus 375.0 basis points. There were no other material changes to the terms of the facility.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)
     Interest on borrowings under the facilities has been limited to a maximum rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable, through interest rate cap agreements. The subsidiaries pay us a monthly servicing fee equal to 6% of the collections received with respect to the conveyed Loans. The fee is paid out of the collections. Except for the servicing fee and holdback payments due to Dealer-Partners, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs are paid in full.
Term ABS 144A Financings
     In 2007 and 2008, three of our wholly-owned subsidiaries (the “Funding LLCs”), each completed a secured financing transaction. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors. Financial insurance policies were issued in connection with the 2007 transactions. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. In the 2007 transactions, the notes were initially rated “Aaa” by Moody’s Investor Service (“Moody’s”) and “AAA” by Standard & Poor’s Rating Services (“S&P”) based upon the financial insurance policy. As of September 30, 2009, due to downgrades in the debt ratings of the insurer, the Term ABS 114A 2007-2 transaction was rated “Baa2” by Moody’s and “A-” by S&P. The Term ABS 144A 2008-1 transaction was rated “A” by S&P.
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
     The table below sets forth certain additional details regarding the outstanding Term ABS 144A Financings (dollars in thousands):

			Net Book Value of
			Dealer Loans		Expected
Term ABS 144A	Issue		Contributed at		Annualized
Financing	Number	Close Date	Closing	Revolving Period	Rates (1)
Term ABS 144A 2007-2	2007-2	October 29, 2007	$125,000	12 months (Through October 15, 2008)	8.0%
Term ABS 144A 2008-1	2008-1	April 18, 2008	$86,615	12 months (Through April 15, 2009)	6.9%

(1)	Includes underwriter’s fees, insurance premiums and other costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Concluded)
Residual Credit Facility
     Another wholly-owned subsidiary, Credit Acceptance Residual Funding LLC, had a $50.0 million secured credit facility with an institutional investor. On August 26, 2009, the $50.0 million residual credit facility matured and was not renewed. No amounts were outstanding under the $50.0 million residual credit facility at the maturity date.
Mortgage Note
     During 2009, the mortgage note on our Southfield headquarters was amended to extend the maturity date from June 9, 2009 to June 22, 2014. Additionally, the interest rate on the note was increased from 5.35% to 5.70%. There was $4.8 million and $5.3 million outstanding on this loan as of September 30, 2009 and December 31, 2008, respectively.
Debt Covenants
     As of September 30, 2009, we are in compliance with all our debt covenants including those that require the maintenance of certain financial ratios and other financial conditions. The most restrictive covenants require a minimum ratio of our assets to debt and a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges. The covenants also limit the maximum ratio of our funded debt to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of the debt covenants may indirectly limit the payment of dividends on common stock.
6. DERIVATIVE INSTRUMENTS
     Interest Rate Caps. We purchase interest rate cap agreements to manage the interest rate risk on our $325.0 million revolving secured warehouse facility and on $50.0 million of the $75.0 million revolving secured warehouse facility. As we have not designated these agreements as hedges as defined under the Derivatives and Hedging Topic of the FASB ASC, changes in the fair value of these agreements will increase or decrease interest expense.
     As of September 30, 2009, eight interest rate cap agreements with various maturities between May 2010 and August 2011 were outstanding with a cap rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable, and a nominal fair value. As of December 31, 2008, seven interest rate cap agreements with various maturities between July 2009 and February 2011 were outstanding with a cap rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable, and a nominal fair value.
     Interest Rate Swaps. We have entered into two interest rate swaps to convert $50.0 million and $150.0 million in floating rate Term ABS 144A asset-backed secured borrowings into fixed rate debt, bearing interest rates of 6.28% and 6.37%, respectively. The interest rate swaps were effective on the closing date of each borrowing. As of September 30, 2009, we had $112.0 million outstanding under those borrowings. The fair value of the interest rate swaps is based on quoted prices for similar instruments in active markets, which are influenced by a number of factors, including interest rates, amount of debt outstanding, and number of months until maturity. As we have not designated the interest rate swap related to the $50.0 million in floating rate debt as a hedge as defined under the Derivatives and Hedging Topic of the FASB ASC, changes in the fair value of this swap will increase or decrease interest expense.
     We have entered into a third interest rate swap to convert $25.0 million of the $75.0 million revolving secured warehouse facility into fixed rate debt, bearing an interest rate of 5.1%. This interest rate swap was executed in September 2009. The fair value of this interest rate swap is based on quoted prices for similar instruments in active markets, which are influenced by a number of factors, including interest rates, amount of debt outstanding, and number of months until maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
6. DERIVATIVE INSTRUMENTS — (Continued)
     We have designated the interest rate swaps related to the $150.0 million floating rate debt and the $25.0 million portion of the $75.0 million revolving secured warehouse facility as cash flow hedges as defined under the Derivatives and Hedging Topic of the FASB ASC. The effective portion of changes in the fair value are recorded in other comprehensive income, net of income taxes, and the ineffective portion of changes in fair value are recorded in interest expense. There has been no such ineffectiveness since the inception of these hedges through September 30, 2009.
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
     At September 30, 2009, we had minimal exposure to credit loss on the interest rate swaps. We do not believe that any reasonably likely change in interest rates would have a materially adverse effect on our financial position, our results of operations or our cash flows.
     Information related to the fair values of derivative instruments in our consolidated balance sheets as of September 30, 2009 and December 31, 2008 is as follows (in thousands):

	Liability Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate swap	Accounts payable and accrued liabilities	$2,068	Accounts payable and accrued liabilities	$4,068

Total derivatives designated as hedging instruments		$2,068		$4,068

Derivatives not designated as hedging instruments
Interest rate swap	Accounts payable and accrued liabilities	$57	Accounts payable and accrued liabilities	$827

Total derivatives not designated as hedging instruments		$57		$827

Total derivatives		$2,125		$4,895

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
6. DERIVATIVE INSTRUMENTS — (Concluded)
     Information related to the effect of derivative instruments on our consolidated income statements for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Gain / (Loss)		Gain / (Loss)
	Recognized in OCI on Derivative		Reclassified from Accumulated
Derivatives in Cash	(Effective Portion)		OCI into Income (Effective Portion)
Flow Hedging	Three Months Ended September 30,			Three Months Ended September 30,
Relationships	2009	2008	Location	2009	2008

Interest rate swap	$(274)	$(250)	Interest expense	$(832)	$(314)

	Gain / (Loss)		Gain / (Loss)
	Recognized in OCI on Derivative		Reclassified from Accumulated
Derivatives in Cash	(Effective Portion)		OCI into Income (Effective Portion)
Flow Hedging	Nine Months Ended September 30,			Nine Months Ended September 30,
Relationships	2009	2008	Location	2009	2008

Interest rate swap	$(972)	$(779)	Interest expense	$(2,971)	$(518)
     As of September 30, 2009, we expect to reclassify losses of $2.0 million from Accumulated other comprehensive income into Income during the next twelve months.

	Amount of Gain / (Loss) Recognized in Income on Derivative
Derivatives Not Designated as		Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Instruments	Location	2009	2008	2009	2008
Interest rate caps	Interest expense	$(78)	$(26)	$(78)	$(25)
Interest rate swap	Interest expense	53	36	66	(588)

Total		$(25)	$10	$(12)	$(613)

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
     A comparison of the carrying value and estimated fair value of these financial instruments is as follows (in thousands):

	As of September 30,		As of December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents and restricted cash	$77,629	$77,629	$83,487	$83,487
Restricted securities available for sale	2,779	2,779	3,345	3,345
Net investment in Loans receivable	1,057,100	1,068,557	1,017,917	1,042,790

Liabilities
Line of credit	$102,500	$102,500	$61,300	$61,300
Secured financing	436,491	436,491	574,175	569,811
Mortgage note	4,797	4,797	5,274	5,415
Derivative instruments	2,125	2,125	4,895	4,895

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
7. FAIR VALUE MEASUREMENTS — (Concluded)
     Effective January 1, 2008, we adopted the Fair Value Measurements and Disclosures Topic of the FASB ASC, which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Fair Value Measurements and Disclosures Topic of the FASB ASC establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. As required under the Fair Value Measurements and Disclosures Topic of the FASB ASC, we group assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the asset or liability.
     The following table provides the fair value measurements of applicable assets and liabilities as of September 30, 2009 (in thousands):

			Total
	Level 1	Level 2	Fair Value
Assets
Restricted securities available for sale	$2,779	$—	$2,779
Liabilities
Derivative instruments	$—	$2,125	$2,125

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
     Affiliated Dealer Loan balances were $13.4 million and $15.4 million as of September 30, 2009 and December 31, 2008, respectively. Affiliated Dealer Loan balances were 1.6% and 1.9% of total consolidated Dealer Loan balances as of September 30, 2009 and December 31, 2008. A summary of related party Loan activity is as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
	Affiliated		Affiliated
	dealer-partner	% of	dealer-partner	% of
	activity	consolidated	activity	consolidated
New Dealer and Purchased Loans	$1,244	1.0%	$2,217	2.0%
Dealer Loan revenue	$921	1.5%	$1,024	1.9%
Dealer Holdback payments	$360	3.5%	$530	3.9%

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
	Affiliated		Affiliated
	dealer-partner	% of	dealer-partner	% of
	activity	consolidated	activity	consolidated
New Dealer and Purchased Loans	$4,865	1.2%	$8,736	2.0%
Dealer Loan revenue	$2,827	1.6%	$3,036	1.9%
Dealer Holdback payments	$1,425	4.2%	$1,660	3.6%
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
9. INCOME TAXES
     In July 2009, we received a revised notice from the IRS, in the form of a 30-day letter, disputing the tax valuation of our Loan portfolio for 2004 through 2006. We disagree with the IRS’s proposed valuation. We are protesting the 30-day letter to the IRS’s administrative Appeals Office and will vigorously defend our position. We have filed tax returns for 2004 to 2008 applying the portfolio valuation methodology that the IRS disputes. If the IRS were to prevail with their current position without compromise, we would owe $20.5 million of additional federal and state taxes for the period under audit. Additionally, if we used their methodology for 2007 and 2008, we would owe additional federal and state taxes of $4.0 million and $24.1 million, respectively. The 2008 return was filed during the most recent quarter and reflects a valuation that considers market conditions that existed at December 31, 2008. The valuation methodology reflected in the 2008 return differs from the IRS’s proposed methodology to a greater extent than in 2004 to 2007 as the IRS’s methodology is based upon the more stable market conditions which existed prior to the credit crisis. The total amount of $48.6 million of additional taxes is an acceleration of taxes already provided for and recorded as a deferred income tax liability in our balance sheet as of September 30, 2009 and therefore would have no effect on our income statement. We would also owe interest related to the additional federal and state taxes that would reduce our net income by $7.5 million. As we believe our position will be upheld, we have not recorded a reserve for the interest amounts under the Income Taxes Topic of the FASB ASC at September 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
10. CAPITAL TRANSACTIONS
     Net Income Per Share
     Basic net income per share has been computed by dividing net income by the basic number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of common and common equivalent shares outstanding using the treasury stock method. The share effect is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average common and common equivalent shares outstanding:
Basic number of common shares outstanding	30,658,969	30,310,053	30,540,274	30,223,586

Dilutive effect of stock options	639,426	591,667	612,162	654,531
Dilutive effect of restricted stock and restricted stock units	240,724	122,735	218,144	116,349

Dilutive number of common and common equivalent shares outstanding	31,539,119	31,024,455	31,370,580	30,994,466

     There were no stock options that would be anti-dilutive for the three and nine months ended September 30, 2009 and 2008.
     Stock Compensation Plans
     Pursuant to our Incentive Compensation Plan, which was approved by shareholders on May 13, 2004, we reserved 1.0 million shares of our common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, and directors at any time prior to April 1, 2014. At our annual meeting of shareholders on May 21, 2009, our shareholders adopted the Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, amended and restated as of April 6, 2009 (the “Incentive Plan”), which increased the number of shares reserved for granting of restricted stock, restricted stock units, stock options, and performance awards to employees, officers, directors, and contractors at any time prior to April 6, 2019, to 1.5 million shares. The shares available for future grants under the Incentive Plan totaled 346,056 as of September 30, 2009.
     Below is a summary of the restricted stock activity under the Incentive Plan for the nine months ended September 30, 2009 and 2008:

	Number of Shares
	Nine Months Ended September 30,
Restricted Stock	2009	2008
Outstanding Beginning Balance	245,329	201,872
Granted	121,736	80,123
Vested	(105,682)	(20,198)
Forfeited	(15,078)	(12,560)

Outstanding Ending Balance	246,305	249,237

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
10. CAPITAL TRANSACTIONS — (Concluded)
     Below is a summary of the restricted stock unit activity under the Incentive Plan for the nine months ended September 30, 2009 and 2008:

	Nonvested		Vested		Total
		Weighted-		Weighted-
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date	Number of
	Restricted Stock	Fair Value	Restricted Stock	Fair Value	Restricted Stock
Restricted Stock Units	Units	Per Share	Units	Per Share	Units
Outstanding at December 31, 2008	640,000	$18.99	60,000	$26.30	700,000
Granted	100,750	23.89	—	—	100,750 (1)
Vested	(60,000)	26.30	60,000	26.30	— (2)
Forfeited	(20,000)	13.51	—	—	(20,000)

Outstanding at September 30, 2009	660,750	$19.24	120,000	$26.30	780,750

(1)	The distribution date of vested restricted stock units is February 22, 2016 for 80,750 restricted stock units and February 22, 2017 for 20,000 restricted stock units.

(2)	The distribution date of vested restricted stock units is February 22, 2014.

	Nonvested		Vested		Total
		Weighted-		Weighted-
		Average		Average		Distribution Date
	Number of	Grant-Date	Number of	Grant-Date	Number of	of Vested
	Restricted Stock	Fair Value	Restricted Stock	Fair Value	Restricted Stock	Restricted Stock
Restricted Stock Units	Units	Per Share	Units	Per Share	Units	Units
Outstanding at December 31, 2007	300,000	$26.30	—	$—	300,000
Granted	—	—	—	—	—
Vested	(60,000)	26.30	60,000	26.30	—	February 22, 2014

Outstanding at September 30, 2008	240,000	$26.30	60,000	$26.30	300,000

     Stock compensation expense consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Restricted stock	$586	$483	$1,651	$1,196
Restricted stock units	1,185	537	3,275	1,631

	$1,771	$1,020	$4,926	$2,827

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
(UNAUDITED)
11. BUSINESS SEGMENT INFORMATION
     We have two reportable business segments: United States and Other. The United States segment primarily consists of the United States automobile financing business. The Other segment consists of businesses in liquidation, primarily represented by the discontinued United Kingdom automobile financing business. We are currently liquidating all businesses classified in the Other segment.
     Selected segment information is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
United States	$100,264	$80,101	$280,525	$225,856
Other	4	6	4	34

Total revenue	$100,268	$80,107	$280,529	$225,890

Income (loss) from continuing operations before provision for income taxes:
United States	$62,244	$32,968	$165,208	$77,260
Other	59	(31)	124	(141)

Total income from continuing operations before provision for income taxes	$62,303	$32,937	$165,332	$77,119

	As of
	September 30, 2009	December 31, 2008
Segment Assets
United States	$1,177,327	$1,139,214
Other	574	140

Total Assets	$1,177,901	$1,139,354

12. COMPREHENSIVE INCOME
     Our comprehensive income information is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$40,734	$20,657	$105,920	$48,621
Unrealized (loss) gain on securities available for sale, net of tax	(5)	(37)	9	(32)
Unrealized gain (loss) on interest rate swap, net of tax	356	40	1,263	(166)

Comprehensive income	$41,085	$20,660	$107,192	$48,423

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 — Financial Statements and Supplementary Data, of our 2008 Annual Report on Form 10-K, as well as Item 1- Consolidated Financial Statements, in this Form 10-Q.
Critical Success Factors
     Critical success factors include our ability to access capital on acceptable terms, accurately forecast Consumer Loan performance, and accept or purchase Consumer Loans in the volume and on the terms that we anticipate.
Access to Capital
     Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio is 1.2:1 at September 30, 2009. We currently use three primary sources of financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; and (3) SEC Rule 144A asset-backed secured borrowings with qualified institutional investors.
Consumer Loan Performance
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
     We use a statistical model to estimate the expected collection rate for each Consumer Loan at inception. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to inception. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of September 30, 2009, with the forecasts as of June 30, 2009, as of December 31, 2008, and at the time of assignment, segmented by year of assignment:

Consumer
Loan	Forecasted Collection Percentage as of				Variance in Forecasted Collection Percentage from
Assignment	September 30,	June 30,	December 31,	Initial	June 30,	December 31,	Initial
Year	2009	2009	2008	Forecast	2009	2008	Forecast
2000	72.6%	72.6%	72.5%	72.8%	0.0%	0.1%	-0.2%
2001	67.4%	67.4%	67.4%	70.4%	0.0%	0.0%	-3.0%
2002	70.4%	70.5%	70.4%	67.9%	-0.1%	0.0%	2.5%
2003	73.7%	73.8%	73.8%	72.0%	-0.1%	-0.1%	1.7%
2004	73.1%	73.3%	73.4%	73.0%	-0.2%	-0.3%	0.1%
2005	73.9%	74.0%	74.1%	74.0%	-0.1%	-0.2%	-0.1%
2006	70.5%	70.5%	70.3%	71.4%	0.0%	0.2%	-0.9%
2007	68.4%	68.3%	67.9%	70.7%	0.1%	0.5%	-2.3%
2008	69.0%	68.4%	67.9%	69.7%	0.6%	1.1%	-0.7%
2009(1)	73.9%	72.3%	—	71.1%	1.6%	—	2.8%

(1)	The forecasted collection rate for 2009 Consumer Loans as of September 30, 2009 includes both Consumer Loans that were in our portfolio as of June 30, 2009 and Consumer Loans received during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of
	September 30,	June 30,
2009 Consumer Loan Assignment Period	2009	2009	Variance
January 1, 2009 through June 30, 2009	74.6%	72.3%	2.3%
July 1, 2009 through September 30, 2009	72.2%	-	—
     Consumer Loan performance for the three and nine months ended September 30, 2009 exceeded our forecasts at June 30, 2009 and December 31, 2008.
     As a result of current economic conditions and uncertainty about future conditions, we continue to be cautious about our forecasts of future collection rates. However, we believe our current estimates are reasonable for the following reasons:
•	Our forecasts start with the assumption that Consumer Loans in our current portfolio will perform like historical Consumer Loans with similar attributes.

•	During 2008, we reduced our forecasts on Consumer Loans assigned in 2006 through 2008 as these Consumer Loans began to perform worse than expected. Additionally, we adjusted our estimated timing of future net cash flows to reflect recent trends relating to Consumer Loan prepayments.

•	During 2008, and during the first quarter of 2009, we reduced the expected collection rate on new Consumer Loan assignments. The reductions reflected both the experience to date on 2006 through 2008 Consumer Loans as well as an expectation that the external environment was likely to negatively impact Consumer Loan performance.

•	Our current forecasting methodology, when applied against historical data, produces a consistent forecasted collection rate as the Consumer Loans age.
     Although current economic uncertainty increases the risk of poor Consumer Loan performance, we set prices at Consumer Loan inception to increase the likelihood of achieving an acceptable return on capital, even if collection results are worse than we currently forecast.
     The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2009. Payments of Dealer Holdback and Portfolio Profit Express are not included in the advance percentage paid to the Dealer-Partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of September 30, 2009
	Forecasted			% of Forecast
Loan Assignment Year	Collection %	Advance %	Spread %	Realized
2000	72.6%	47.9%	24.7%	99.5%
2001	67.4%	46.0%	21.4%	99.2%
2002	70.4%	42.2%	28.2%	98.8%
2003	73.7%	43.4%	30.3%	98.6%
2004	73.1%	44.0%	29.1%	98.1%
2005	73.9%	46.9%	27.0%	97.3%
2006	70.5%	46.6%	23.9%	91.1%
2007	68.4%	46.5%	21.9%	72.7%
2008	69.0%	44.6%	24.4%	47.2%
2009	73.9%	43.7%	30.2%	16.3%

     The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), and the spread (the forecasted collection rate less the advance rate) as of September 30, 2009 for Purchased Loans and Dealer Loans separately:

		Forecasted
	Loan Assignment Year	Collection %	Advance %	Spread %
Purchased Loans	2007	68.5%	48.8%	19.7%
	2008	68.0%	46.6%	21.4%
	2009	73.8%	45.8%	28.0%

Dealer Loans	2007	68.4%	45.9%	22.5%
	2008	69.7%	43.5%	26.2%
	2009	73.9%	43.2%	30.7%
     Although the advance rate on Purchased Loans is higher as compared to the advance rate on Dealer Loans, Purchased Loans do not require the Company to pay Dealer Holdback. The increase in the spread between the forecasted collection rate and the advance rate during 2008 and 2009 occurred as a result of pricing changes implemented during the first nine months of 2008 and improving forecasted collection rates during the first nine months of 2009.
Consumer Loan Volume
     Our ability to maintain and grow Consumer Loan volume is impacted by our pricing strategy, the number of Dealer-Partners actively participating in our programs, and the competitive environment. The following table summarizes changes in Consumer Loan dollar and unit volume in each of the last seven quarters as compared to the same period in the previous year:

	Consumer Loans
	Year over Year Percent Change
Three Months Ended	Dollar Volume	Unit Volume
March 31, 2008	28.5%	16.0%
June 30, 2008	40.6%	26.1%
September 30, 2008	27.5%	26.9%
December 31, 2008	-21.0%	-13.4%
March 31, 2009	-26.3%	-13.0%
June 30, 2009	-30.2%	-16.2%
September 30, 2009	-13.6%	-5.7%
     Dollar and unit volume declined during the first three quarters of 2009 as compared to the same periods in 2008 due to pricing changes implemented during the first nine months of 2008.
     As a result of our success in renewing our debt facilities, we are now in position to begin growing year over year unit volumes. In September 2009, we implemented a pricing change that was intended to have a positive impact on unit volume, in exchange for modestly lower returns on capital. As a result of this change, unit volume increased by 9.0% in September 2009 as compared to September of 2008 with dollar volume increasing by 3.0%. We will continue to monitor unit volumes and will make additional pricing changes with an objective to maximize economic profit given the capital we have available. Future growth rates will depend on how unit volumes respond to pricing changes, which will be influenced to a large degree by how quickly competition returns to our market.

     The following table summarizes the changes in Consumer Loan unit volume and active Dealer-Partners:

	Three Months Ended September 30,
	2009	2008	% change
Consumer Loan unit volume	26,069	27,636	-5.7%
Active Dealer-Partners (1)	2,240	2,270	-1.3%

Average volume per active Dealer-Partner	11.6	12.2	-4.9%

Consumer Loan unit volume from Dealer-Partners active both periods	17,818	19,529	-8.8%
Dealer-Partners active both periods	1,293	1,293	0.0%

Average volume per Dealer-Partners active both periods	13.8	15.1	-8.8%

Consumer Loan unit volume from new Dealer-Partners	1,301	1,792	-27.4%
New active Dealer-Partners (2)	230	300	-23.3%

Average volume per new active Dealer-Partners	5.7	6.0	-5.0%

Attrition (3)	-29.3%	-20.6%

(1)	Active Dealer-Partners are Dealer-Partners who have received funding for at least one Loan during the period.

(2)	New active Dealer-Partners are Dealer-Partners who enrolled in our program and have received funding for their first Loan from us during the periods presented.

(3)	Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from Dealer-Partners who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.
     Consumer Loans are assigned to us through either our Portfolio Program or our Purchase Program. The following table summarizes the portion of our Consumer Loan volume that was assigned to us through our Purchase Program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
New Purchased Loan unit volume as a percentage of total unit volume	11.0%	30.8%	14.6%	31.6%
New Purchased Loan dollar volume as a percentage of total dollar volume	13.3%	36.1%	17.6%	36.5%
     For the three and nine months ended September 30, 2009, new Purchased Loan unit and dollar volume as a percentage of total unit and dollar volume, respectively, decreased as compared to 2008 due to pricing changes implemented during 2008.
     As of September 30, 2009 and December 31, 2008, the net Purchased Loan receivable balance was 28.3% and 30.3%, respectively, of the total net receivable balance.

Results of Operations
     Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008
     The following is a discussion of our results of operations and income statement data on a consolidated basis.
(Dollars in thousands, except per share data)

	Three Months		Three Months
	Ended	% of	Ended	% of
	September 30, 2009	Revenue	September 30, 2008	Revenue
Revenue:
Finance charges	$84,489	84.2%	$75,617	94.4%
Premiums earned	11,596	11.6	12	—
Other income	4,183	4.2	4,478	5.6

Total revenue	100,268	100.0	80,107	100.0
Costs and expenses:
Salaries and wages	16,862	16.8	16,766	20.9
General and administrative	7,872	7.9	6,975	8.7
Sales and marketing	3,533	3.6	4,103	5.1
Provision for credit losses	(3,591)	(3.6)	8,383	10.5
Interest	8,144	8.1	10,954	13.7
Provision for claims	5,148	5.1	(13)	—

Total costs and expenses	37,968	37.9	47,168	58.9

Operating income	62,300	62.1	32,939	41.1
Foreign currency gain (loss)	3	—	(2)	—

Income from continuing operations before provision for income taxes	62,303	62.1	32,937	41.1
Provision for income taxes	21,491	21.4	12,606	15.7

Income from continuing operations	40,812	40.7	20,331	25.4
Discontinued operations
(Loss) gain from discontinued United Kingdom operations	(13)	—	504	0.6
Provision for income taxes	65	0.1	178	0.2

(Loss) gain from discontinued operations	(78)	(0.1)	326	0.4

Net income	$40,734	40.6%	$20,657	25.8%

Net income per common share:
Basic	$1.33		$0.68

Diluted	$1.29		$0.67

Income from continuing operations per common share:
Basic	$1.33		$0.67
Diluted	$1.29		$0.66

(Loss) gain from discontinued operations per common share:
Basic	$—		$0.01

Diluted	$—		$0.01

Weighted average shares outstanding:
Basic	30,658,969		30,310,053
Diluted	31,539,119		31,024,455

(Dollars in thousands, except per share data)

	Nine Months		Nine Months
	Ended	% of	Ended	% of
	September 30, 2009	Revenue	September 30, 2008	Revenue
Revenue:
Finance charges	$242,339	86.4%	$210,119	93.0%
Premiums earned	25,257	9.0	65	—
Other income	12,933	4.6	15,706	7.0

Total revenue	280,529	100.0	225,890	100.0
Costs and expenses:
Salaries and wages	50,498	18.0	51,205	22.7
General and administrative	22,767	8.1	20,726	9.2
Sales and marketing	11,020	4.0	13,330	5.9
Provision for credit losses	(7,217)	(2.6)	31,792	14.1
Interest	23,352	8.3	31,702	14.0
Provision for claims	14,786	5.3	1	—

Total costs and expenses	115,206	41.1	148,756	65.9

Operating income	165,323	58.9	77,134	34.1
Foreign currency gain (loss)	9	—	(15)	—

Income from continuing operations before provision for income taxes	165,332	58.9	77,119	34.1
Provision for income taxes	59,358	21.1	28,828	12.7

Income from continuing operations	105,974	37.8	48,291	21.4
Discontinued operations
Gain from discontinued United Kingdom operations	21	—	548	0.2
Provision for income taxes	75	—	218	0.1

(Loss) gain from discontinued operations	(54)	—	330	0.1

Net income	$105,920	37.8%	$48,621	21.5%

Net income per common share:
Basic	$3.47		$1.61

Diluted	$3.38		$1.57

Income from continuing operations per common share:
Basic	$3.47		$1.60

Diluted	$3.38		$1.56

(Loss) gain from discontinued operations per common share:
Basic	$—		$0.01

Diluted	$—		$0.01

Weighted average shares outstanding:
Basic	30,540,274		30,223,586
Diluted	31,370,580		30,994,466

Continuing Operations
     Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008
     The following table highlights changes for the three and nine months ended September 30, 2009, as compared to 2008:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Average outstanding balance of Loan portfolio	2.5%	9.0%
Finance charges	11.7%	15.3%
Operating expenses	1.5%	-1.1%
Provision for credit losses	-142.8%	-122.7%
Interest expense	-25.7%	-26.3%
Income from continuing operations	100.7%	119.4%
     Income from continuing operations increased for the three and nine months ended September 30, 2009 primarily due to the following:
•	Increased finance charges due primarily to an increase in the average yield on our Loan portfolio and an increase in the average outstanding balance of our Loan portfolio;
•	Decreased provision for credit losses due to an improvement in the performance of our Loan portfolio; and
•	Decreased interest expense due to a reduction in market rates on our floating rate outstanding debt and a reduction in the average outstanding debt balance.
     For the nine months ended September 30, 2009, the increase in income from continuing operations was further impacted by decreased operating expenses due to:
•	An increased percentage of Loan origination costs being deferred due to an increase in the Dealer Loan unit volume as a percentage of total unit volume.
•	Reduced expenses related to information technology.
•	Lower sales commissions due to a reduction in unit volume.
     In addition to the above, the formation of VSC Re during the fourth quarter of 2008 had a favorable impact on 2009 profitability. The VSC Re earnings are recognized on an accrual basis and recorded as premiums earned less premium tax and provision for claims. Previously, earnings on vehicle service contracts, excluding our commissions, were recorded as other income and realized when profit sharing payments were received from third party administrators. The following table shows the after-tax earnings from VSC Re and profit sharing payments received and recorded as other income for the three and nine months ended September 30, 2009 and 2008:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Premiums earned less premium tax and provision for claims (after tax)	$3,843	$—	$6,288	$—
Earnings from profit sharing payments (after tax)	—	—	74	1,404

	$3,843	$—	$6,362	$1,404

     The financial results from VSC Re for the three and nine months ended September 30, 2009 include $2.1 million of after-tax earnings related to a revision in our timing used to recognize premiums earned. We revised our timing in order to better match the timing of our revenue recognition with our expected costs of servicing our vehicle service contracts, which is based on our historical claims experience.

     Finance Charges. For the three months ended September 30, 2009, finance charges increased $8.9 million, or 11.7%, as compared to the same period in 2008. For the nine months ended September 30, 2009, finance charges increased $32.2 million, or 15.3%, as compared to the same period in 2008. The increases were primarily the result of:
•	An increase in the average yield on our Loan portfolio resulting from pricing changes implemented during the first nine months of 2008 and an increase in forecasted collection rates during the first nine months of 2009. For the three months ended September 30, 2009 and 2008, the average yield on our Loan portfolio was 32.0% and 28.3%, respectively. For the nine months ended September 30, 2009 and 2008, the average yield on our Loan portfolio was 30.7% and 28.3%, respectively.
•	An increase in the average Loans receivable balance due to growth in new Loan volume during the first nine months of 2008, partially offset by a decline in new Loan volume during the fourth quarter of 2008 and the first nine months of 2009.
     Premiums Earned and Provision for Claims. For the three months ended September 30, 2009, premiums earned and provision for claims increased $11.6 million and $5.2 million, respectively, as compared to the same period in 2008. For the nine months ended September 30, 2009, premiums earned and provision for claims increased $25.2 million and $14.8 million, respectively, as compared to the same period in 2008. The increases for the three and nine months ended September 30, 2009 are the result of our formation of VSC Re during the fourth quarter of 2008.
     We formed VSC Re in order to enhance our control over and the security in the trust assets that will be used to pay future vehicle service contract claims. VSC Re currently reinsures vehicle service contracts that are underwritten by two of our three third party insurers. Premiums from the reinsurance of vehicle service contracts are recognized over the life of the policy in proportion to expected costs of servicing those contracts. Expected costs are determined based on historical claims experience. A provision for claims is recognized in the period the claims are incurred. The amount of income we expect to earn from the vehicle service contracts over time is not expected to be impacted by the formation of VSC Re, as both before and after the formation, the income we recognize, excluding our commissions, is based on the amount by which vehicle service contract premiums exceed claims. However, the formation of VSC Re impacts the timing of income recognition and the income statement presentation. Prior to the formation of VSC Re, our agreements with vehicle service contract third party administrators (“TPAs”) allowed us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. Profit sharing payments were received periodically, primarily during the first quarter of each year, and were recognized on a net basis (premiums earned less claims incurred) as other income in the period received.
     Premiums earned for the three and nine months ended September 30, 2009 include $3.5 million of revenue related to a revision in our revenue recognition timing. We revised our revenue recognition timing in order to better match the timing with our expected costs of servicing those contracts.
     Other Income. For the three months ended September 30, 2009, other income decreased $0.3 million, or 6.6%, as compared to the same period in 2008. For the nine months ended September 30, 2009, other income decreased $2.8 million, or 17.7%, as compared to the same period in 2008.
     For the nine months ended September 30, 2009, the decrease in other income was primarily a result of:
•	The formation of VSC Re, as discussed above, which eliminated the profit sharing arrangements related to vehicle service contracts, except for vehicle service contracts written prior to 2008 through one of the TPAs. For the nine months ended September 30, 2008, we earned $2.2 million related to vehicle service contract profit sharing payments compared to $0.1 million for the same period in 2009.
•	An increase in Guaranteed Asset Protection (“GAP”) claims paid as a percentage of premiums written resulting in lower GAP profit sharing payments. For the nine months ended September 30, 2009 and 2008, we received GAP profit sharing payments of $0.1 million and $0.7 million, respectively.
•	Decreased interest income on restricted cash related to the secured financings due to a decrease in interest rates earned on cash investments relating to secured financing transactions and a decrease in the average outstanding balance.
     For the three months ended September 30, 2009, the decrease in other income was primarily a result of decreased interest income as discussed above.

     Salaries and Wages. For the three months ended September 30, 2009, salaries and wages expense increased $0.1 million, or 0.6%, as compared to the same period in 2008. For the nine months ended September 30, 2009, salaries and wages expense decreased $0.7 million, or 1.4%, as compared to the same period in 2008. While the three months ended September 30, 2009 remained consistent with the same period in 2008, the decrease for the nine months ended September 30, 2009 was primarily the result of:
•	An increased percentage of Loan origination costs being deferred due to an increase in Dealer Loan unit volume as a percentage of total unit volume. For Dealer Loans, certain underwriting costs are considered Loan origination costs and are deferred and expensed over the life of the Loan as an adjustment to finance charge revenue while, for Purchased Loans, all underwriting costs are expensed immediately. Since Dealer Loans represent a larger proportion of total unit volume, the deferral was higher for the nine months ended September 30, 2009, as compared to the same period in 2008. Deferring the same proportion of expenses during the nine months ended September 30, 2009 would have increased salaries and wages by approximately $1.9 million.
•	A decrease of $1.3 million in salaries and wages related to Information Technology as compared to the same period in 2008.
     Sales and Marketing. For the three months ended September 30, 2009, sales and marketing expense decreased $0.6 million, or 13.9%, as compared to the same period in 2008. For the nine months ended September 30, 2009, sales and marketing expense decreased $2.3 million, or 17.3%, as compared to the same period in 2008. The decreases in sales and marketing expense were primarily due to lower sales commissions reflecting decreases of 5.7% and 12.0% in the unit volume of Loan originations for the three and nine months ended September 30, 2009, respectively, and the discontinuance of certain Dealer-Partner support programs and lower utilization of various other Dealer-Partner programs.
     Provision for Credit Losses. For the three months ended September 30, 2009, the provision for credit losses decreased $12.0 million, or 142.8%, as compared to the same period in 2008. For the nine months ended September 30, 2009, the provision for credit losses decreased $39.0 million, or 122.7%, as compared to the same period in 2008. These decreases were a result of an improvement in the performance of our Loan portfolio. During the second quarter of 2008, as a result of lower than expected realized collection rates, we reduced estimated future net cash flows by $22.2 million or 1.7% of the total undiscounted net cash flow stream expected from our Loan portfolio, which resulted in a provision for credit losses of $20.8 million.
     Interest. For the three months ended September 30, 2009, interest expense decreased $2.8 million, or 25.7%, as compared to the same period in 2008. For the nine months ended September 30, 2009, interest expense decreased $8.4 million, or 26.3%, as compared to the same period in 2008. The following table shows interest expense, the average outstanding debt balance, and the pre-tax average cost of debt for the three and nine months ended September 30, 2009 and 2008:
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense	$8,144	$10,954	$23,352	$31,702
Average outstanding debt balance	$562,663	$706,637	$597,268	$659,193
Pre-tax average cost of debt	5.8%	6.2%	5.2%	6.4%
     For the three and nine months ended September 30, 2009, the decrease in interest expense was due to a reduction in our pre-tax average cost of debt due to reductions in market rates and a reduction in the average outstanding debt balance.
     Provision for Income Taxes. For the three months ended September 30, 2009, the effective tax rate decreased to 34.5% from 38.3% in the same period of 2008. For the nine months ended September 30, 2009, the effective tax rate decreased to 35.9% from 37.4% in the same period of 2008. The decrease for the three and nine months ended was primarily due to a decrease in the reserve for uncertain tax positions recorded during the third quarter of 2009.

Liquidity and Capital Resources
     We need capital to fund new Loans and pay Dealer Holdback. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings through three primary sources of financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; and (3) SEC Rule 144A asset-backed secured borrowings with qualified institutional investors. There are various restrictive debt covenants for each source of financing and we are in compliance with those covenants as of September 30, 2009. For information regarding these financings and the covenants included in the related documents, see Note 5 to the consolidated financial statements, which are incorporated herein by reference.
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
     During the third quarter of 2009, the maturity of the $325.0 million revolving secured warehouse facility was extended. The agreement was modified to provide that in the event that the facility is not renewed after the revolving period ends on August 23, 2010, and the borrower is in compliance with the terms and conditions of the agreement, the facility will amortize for a twelve month period ending August 23, 2011. During this time, the outstanding debt will be paid down through the collections on the contributed assets. At the end of the twelve month period, the balance of the facility will be due and payable. Additionally, the interest rate on borrowings under the facility was increased from the commercial paper rate plus 100 basis points to the commercial paper rate plus 500 basis points.
     During the third quarter of 2009, the amount of the $50.0 million revolving secured warehouse facility was increased to $75.0 million. In addition, the expiration of the revolving period on the facility was extended from May 23, 2010 to August 31, 2011 and the maturity of the facility was extended from May 23, 2011 to August 31, 2012. Finally, the interest rate on the facility was increased from a floating rate equal to LIBOR plus 177.5 basis points to LIBOR plus 375.0 basis points. There were no other material changes to the terms of the facility.
     During the third quarter of 2009, our $50.0 million secured credit facility with an institutional investor matured and was not renewed. No amounts were outstanding under the $50.0 million residual credit facility at the maturity date.
     Cash and cash equivalents decreased to $1.6 million as of September 30, 2009 from $3.2 million at December 31, 2008. Our total balance sheet indebtedness decreased to $544.3 million at September 30, 2009 from $641.7 million at December 31, 2008 as the net cash provided by our operating activities and principal collections from our Loan portfolio exceeded the cash used to fund new Loans.

Contractual Obligations
     A summary of the total future contractual obligations requiring repayments as of September 30, 2009 is as follows (in thousands):

	Payments Due by Period
		Less than
	Total	1 year	1-3 Years	3-5 Years	Other
Long-term debt, including current maturities and capital leases (1)	$544,276	$132,168	$408,264	$3,844	$—
Operating lease obligations	3,027	824	1,806	397	—
Purchase obligations (2)	130	98	32	—	—
Other future obligations (3)	12,004	—	—	—	12,004

Total contractual obligations (4)	$559,437	$133,090	$410,102	$4,241	$12,004

(1)	Long-term debt obligations included in the above table consist solely of principal repayments. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 5 to the consolidated financial statements. Based on the actual amounts outstanding under our revolving line of credit and warehouse facilities at September 30, 2009, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of September 30, 2009, interest is expected to be approximately $6.6 million during 2009; $21.7 million during 2010; and $14.7 million during 2011 and thereafter.

(2)	Purchase obligations consist solely of contractual obligations related to the information system needs of the Company.

(3)	Other future obligations included in the above table consist solely of reserves for uncertain tax positions recognized under the Income Taxes Topic of the FASB Accounting Standards Codification.

(4)	We have contractual obligations to pay Dealer Holdback to our Dealer-Partners; however, as payments of Dealer Holdback are contingent upon the receipt of customer payments and the repayment of advances, these obligations are excluded from the table above.
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
Critical Accounting Estimates
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as described below:
     Premiums earned from the reinsurance of vehicle service contracts are recognized over the life of the policy in proportion to expected costs of servicing those contracts. Expected costs are determined based on our historical claims experience. Premiums earned for the three and nine months ended September 30, 2009 include $3.5 million of revenue related to a revision in our revenue recognition timing. We revised our revenue recognition timing in order to better match the timing with our expected costs of servicing those contracts.

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
     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2008, other risk factors discussed herein or listed from time to time in our reports filed with the Securities and Exchange Commission and the following:
•	Our inability to accurately forecast and estimate the amount and timing of future collections could have a material adverse effect on results of operations.

•	We may be unable to continue to access or renew funding sources and obtain capital on acceptable terms needed to maintain and grow the business.

•	Requirements under credit facilities to meet financial and portfolio performance covenants.

•	The conditions of the U.S. and international capital markets may adversely affect lenders the Company has relationships with, causing us to incur additional cost and reducing our sources of liquidity, which may adversely affect our financial position, liquidity and results of operations.

•	Due to competition from traditional financing sources and non-traditional lenders, we may not be able to compete successfully.

•	We may not be able to generate sufficient cash flow to service our outstanding debt and fund operations.

•	Interest rate fluctuations may adversely affect our borrowing costs, profitability and liquidity.

•	The regulation to which we are or may become subject could result in a material adverse affect on our business.

•	Adverse changes in economic conditions, the automobile or finance industries, or the non-prime consumer market, could adversely affect our financial position, liquidity and results of operations, the ability of key vendors that we depend on to supply us with certain services, and our ability to enter into future financing transactions.

•	Litigation we are involved in from time to time may adversely affect our financial condition, results of operations and cash flows.

•	We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional team members could adversely affect our ability to operate profitably.

•	Our inability to properly safeguard confidential consumer information.

•	Our operations could suffer from telecommunications or technology downtime or increased costs.

•	Natural disasters, acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our business, financial condition and results of operations.
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
Kenneth S. Booth
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) October 29, 2009

INDEX OF EXHIBITS

Exhibit
No.		Description

4(f)(121)	1	Third Amended and Restated Loan and Security Agreement, dated as of August 24, 2009 among the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association.

4(f)(122)	2	First Amendment to Loan and Security Agreement, dated as of August 31, 2009 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank and Relationship Funding Company, LLC.

10(q)(11)	3	Form of Credit Acceptance Corporation Restricted Stock Unit Award Agreement

10(q)(12)	3	Form of Credit Acceptance Corporation Board of Directors Restricted Stock Unit Award Agreement

31(a)	3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated August 27, 2009, and incorporated herein by reference.

2.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated August 31, 2009, and incorporated herein by reference.

3.	Filed herewith.