Form 10-K
period 2009-12-31
CREDIT ACCEPTANCE CORP
filed 2010-03-03
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                to
Commission File Number 000-20202
CREDIT ACCEPTANCE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan	38-1999511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25505 W. Twelve Mile Road
Southfield, Michigan	48034-8339
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(248) 353-2700
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of 4,055,413 shares of the Registrant’s common stock held by non-affiliates on June 30, 2009 was approximately $88.6 million. For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.
At February 19, 2010, there were 31,294,761 shares of the Registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement pertaining to the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2009

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
     Credit Acceptance was founded to collect retail installment contracts (referred to as “Consumer Loans”) originated by automobile dealerships owned by our founder, majority shareholder and Chairman, Donald Foss. During the 1980s, we began to market this service to non-affiliated dealers and, at the same time, began to offer dealers a non-recourse cash payment (referred to as an “advance”) against anticipated future collections on Consumer Loans serviced for that dealer.
     We refer to dealers who participate in our programs and who share our commitment to changing consumers’ lives as “Dealer-Partners”. Upon enrollment in our financing programs, the Dealer-Partner enters into a dealer servicing agreement with us that defines the legal relationship between Credit Acceptance and the Dealer-Partner. The dealer servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on Consumer Loans from the Dealer-Partners to us. A consumer who does not qualify for conventional automobile financing can purchase a used vehicle from a Dealer-Partner and finance the purchase through us. We are an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the Dealer-Partner and assigned to us.
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
     Dealer-Partners. Our program increases Dealer-Partners’ profits in the following ways:
•	Enables Dealer-Partners to sell cars to consumers who may not be able to obtain financing without our program. In addition, consumers often become repeat customers by financing future vehicle purchases either through our program or, after they have successfully established or reestablished their credit, through conventional financing.

•	Allows Dealer-Partners to share in the profit, not only from the sale of the vehicle, but also from its financing.

•	Enables Dealer-Partners to attract consumers by advertising “guaranteed credit approval”, where allowed by law. The consumers will often use other services of the Dealer-Partners and refer friends and relatives to them.

•	Enables Dealer-Partners to attract consumers who mistakenly assume they do not qualify for conventional financing.
Business Segments
     We have two reportable business segments: United States and Other. The United States segment is our dominant segment and primarily consists of the United States automobile financing business. The Other segment consists of businesses in liquidation, primarily represented by the discontinued United Kingdom automobile financing business. For information regarding our reportable segments, see Note 12 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Principal Business
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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2007	94.8%	5.2%
June 30, 2007	83.8%	16.2%
September 30, 2007	74.5%	25.5%
December 31, 2007	70.6%	29.4%
March 31, 2008	70.2%	29.8%
June 30, 2008	65.4%	34.6%
September 30, 2008	69.2%	30.8%
December 31, 2008	78.2%	21.8%
March 31, 2009	82.3%	17.7%
June 30, 2009	86.0%	14.0%
September 30, 2009	89.0%	11.0%
December 31, 2009	90.8%	9.2%
     Portfolio Program
     As payment for the vehicle, the Dealer-Partner generally receives the following:
•	a down payment from the consumer;

•	a cash advance from us; and

•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).
     We record the amount advanced to the Dealer-Partner as a Dealer Loan, which is classified within Loans receivable in our consolidated balance sheets. Cash advanced to Dealer-Partners is automatically assigned to the originating Dealer-Partner’s open pool of advances. We require Dealer-Partners to group advances into pools of at least 100 Consumer Loans. At the Dealer-Partner’s option, a pool containing at least 100 Consumer Loans can be closed and subsequent advances assigned to a new pool. All advances due from a Dealer-Partner are secured by the future collections on the Dealer-Partner’s portfolio of Consumer Loans assigned to us. For Dealer-Partners with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for Dealer Holdback. We perfect our security interest in the Dealer Loans by taking possession of the Consumer Loans, which list us as lien holder on the vehicle title.
     The dealer servicing agreement provides that collections received by us during a calendar month on Consumer Loans assigned by a Dealer-Partner are applied on a pool-by-pool basis as follows:
•	First, to reimburse us for certain collection costs;

•	Second, to pay us our servicing fee, which generally equals 20% of collections;

•	Third, to reduce the aggregate advance balance and to pay any other amounts due from the Dealer-Partner to us; and

•	Fourth, to the Dealer-Partner as payment of Dealer Holdback.
     Dealer-Partners have an opportunity to receive an accelerated Dealer Holdback payment at the time a pool of 100 or more Consumer Loans is closed. The amount paid to the Dealer-Partner is calculated using a formula that considers the forecasted collections and the advance balance on the closed pool. If the collections on Consumer Loans from a Dealer-Partner’s pool are not sufficient to repay the advance balance and any other amounts due to us, the Dealer-Partner will not receive Dealer Holdback.
     Since typically the combination of the advance and the consumer’s down payment provides the Dealer-Partner with a cash profit at the time of sale, the Dealer-Partner’s risk in the Consumer Loan is limited. We cannot demand repayment of the advance from the Dealer-Partner except in the event the Dealer-Partner is in default of the dealer servicing agreement. Advances are made only after the consumer and Dealer-Partner have signed a Consumer Loan contract, we have received the original Consumer Loan contract and supporting documentation, and we have approved all of the related stipulations for funding. The Dealer-Partner can also opt to repurchase Consumer Loans that have been assigned to us under the Portfolio Program, at their discretion, for a fee.

     For accounting purposes, the transactions described under the Portfolio Program are not considered to be loans to consumers. Instead, our accounting reflects that of a lender to the Dealer-Partner. The classification as a Dealer Loan for accounting purposes is primarily a result of (1) the Dealer-Partner’s financial interest in the Consumer Loan and (2) certain elements of our legal relationship with the Dealer-Partner. For each individual Dealer-Partner, the amount of the Dealer Loan recorded in Loans receivable is comprised of the following:
•	the aggregate amount of all cash advances to the Dealer-Partner;

•	finance charges;

•	Dealer Holdback payments;

•	accelerated Dealer Holdback payments; and

•	recoveries.
     Less:
•	collections (net of certain collection costs); and

•	write-offs.
     Purchase Program
     We began offering a Purchase Program on a limited basis in March of 2005. The Purchase Program differs from our Portfolio Program in that the Dealer-Partner receives a single payment from us at the time of origination instead of a cash advance and Dealer Holdback. Purchase Program volume increased significantly beginning in 2007 as the program was offered to additional Dealer-Partners and decreased in 2009 as a result of pricing changes we implemented in order to increase our profitability.
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
     Program Enrollment
     Dealer-Partners that enroll in our programs have two enrollment options available to them. The first enrollment option allows Dealer-Partners to assign Consumer Loans under the Portfolio Program and requires payment of an upfront, one-time fee of $9,850. The second enrollment option, which became effective September 1, 2009, allows Dealer-Partners to assign Consumer Loans under the Portfolio Program and requires payment of an upfront, one-time fee of $1,950 and an agreement to allow us to keep 50% of their first accelerated Dealer Holdback payment. Prior to September 1, 2009, Dealer-Partners who chose the second enrollment option did not pay an upfront fee but agreed to allow us to keep 50% of their first accelerated Dealer Holdback payment. For all Dealer-Partners enrolling in our program after August 31, 2008, access to the Purchase Program is only granted after the first accelerated Dealer Holdback payment has been made under the Portfolio Program.
     Revenue Sources
     Credit Acceptance derives its revenues from the following principal sources:
•	Finance charges, which are comprised of: (1) servicing fees earned as a result of servicing Consumer Loans assigned to us by Dealer-Partners under the Portfolio Program, (2) finance charge income from Purchased Loans, (3) fees earned from our third party ancillary product offerings, (4) monthly program fees of $599, charged to Dealer-Partners under the Portfolio Program; and (5) fees associated with certain Loans;

•	Premiums earned on the reinsurance of vehicle service contracts; and

•	Other income, which primarily consists of: dealer support products and services, marketing income, dealer enrollment fees, interest income, and vehicle service contract and Guaranteed Asset Protection (“GAP”) profit sharing income. For additional information, see Note 2 to the consolidated financial statements contained in Item 8 to this Form 10-K, which is incorporated herein by reference.

     The following table sets forth the percent relationship to total revenue from continuing operations of each of these sources:

	Years Ended December 31,
Percent of Total Revenue from Continuing Operations	2009	2008	2007
Finance charges	86.6%	91.8%	91.9%
Premiums earned	8.8%	1.3%	0.2%
Other income	4.6%	6.9%	7.9%

Total revenue	100.0%	100.0%	100.0%

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
     Operations in the United States
     Our target market is approximately 60,000 independent and franchised automobile dealers in the United States. The number of Dealer-Partner enrollments and active Dealer-Partners for each of the last five years are presented in the table below:

Years Ended	Dealer-Partner	Active
December 31,	Enrollments	Dealer-Partners (1)
2005	956	1,766
2006	1,172	2,214
2007	1,835	2,827
2008	1,646	3,264
2009	1,338	3,168

(1)	Active Dealer-Partners are Dealer-Partners who have received funding for at least one Loan during the period.
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
     While a Dealer-Partner can cease assigning Consumer Loans to us at any time without terminating the dealer servicing agreement, if the Dealer-Partner elects to terminate the dealer servicing agreement or in the event of a default, the Dealer-Partner must immediately pay us:
•	any unreimbursed collection costs on Dealer Loans;

•	any unpaid advances and all amounts owed by the Dealer-Partner to us; and

•	a termination fee equal to 15% of the then outstanding amount of the Consumer Loans assigned to us.
     Upon receipt of such amounts in full, we reassign the Consumer Loans and our security interest in the financed vehicles to the Dealer-Partner.
     In the event of a termination of the dealer servicing agreement by us, we may continue to service Consumer Loans assigned by Dealer-Partners accepted prior to termination in the normal course of business without charging a termination fee.

     A monthly statement is made available to Dealer-Partners from us summarizing all activity on Consumer Loans assigned by such Dealer-Partner.
     Consumer Loan Assignment. Once a Dealer-Partner has enrolled in our programs, the Dealer-Partner may begin assigning Consumer Loans to us. For accounting purposes, a Consumer Loan is considered to have been assigned to us after all of the following has occurred:
•	the consumer and Dealer-Partner have signed a Consumer Loan contract;

•	we have received the original Consumer Loan contract and supporting documentation;

•	we have approved all of the related stipulations for funding; and

•	we have provided funding to the Dealer-Partner in the form of either an advance for a Dealer Loan or the purchase price for a Purchased Loan.
     A Consumer Loan is originated by the Dealer-Partner when a consumer enters into a contract with a Dealer-Partner that sets forth the terms of the agreement between the consumer and the Dealer-Partner for the payment of the purchase price of the vehicle. The amount of the Consumer Loan consists of the total principal and interest that the consumer is required to pay over the term of the Consumer Loan. In the majority of states, Consumer Loans are written on a contract form provided by us. Although the Dealer-Partner is named in the Consumer Loan contract, the Dealer-Partner generally does not have legal ownership of the Consumer Loan for more than a moment and we, not the Dealer-Partner, are listed as lien holder on the vehicle title. Consumers are obligated to make payments on the Consumer Loan directly to us, and any failure to make such payments will result in us pursuing payment through collection efforts.
     Virtually all Consumer Loans submitted to us for assignment are processed through our Credit Approval Processing System (“CAPS”). CAPS allows Dealer-Partners to input a consumer’s credit application and view the response from us via the Internet. CAPS allows Dealer-Partners to: (1) receive a quick approval from us; and (2) interact with our proprietary credit scoring system to optimize the structure of each transaction prior to delivery. All responses include the amount of funding (advance for a Dealer Loan or purchase price for a Purchased Loan), as well as any stipulations required for funding. The amount of funding is determined using a formula which considers a number of factors including the timing and amount of cash flows expected on the related Consumer Loan and our target return on capital at the time the Consumer Loan is submitted to us for assignment. The estimated future cash flows are determined based upon our proprietary credit scoring system, which considers numerous variables, including attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information and other factors, to calculate a composite credit score that corresponds to an expected collection rate. Our proprietary credit scoring system forecasts the collection rate based upon the historical performance of Consumer Loans in our portfolio that share similar characteristics. The performance of our proprietary credit scoring system is evaluated monthly by comparing projected to actual Consumer Loan performance. Adjustments are made to our proprietary credit scoring system as necessary. For additional information on adjustments to forecasted collection rates, please see the Critical Accounting Estimates section in Item 7 of this Form 10-K, which is incorporated herein by reference.
     While a Dealer-Partner can submit any legally compliant Consumer Loan to us for assignment, the decision whether to provide funding to the Dealer-Partner and the amount of any funding is made solely by us. We perform all significant functions relating to the processing of the Consumer Loan applications and bear certain costs of Consumer Loan assignment, including the cost of assessing the adequacy of Consumer Loan documentation, compliance with underwriting guidelines and the cost of verifying employment, residence and other information provided by the Dealer-Partner.
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
     Our business model allows us to share the risk and reward of collecting on the Consumer Loans with the Dealer-Partners. Such sharing is intended to motivate the Dealer-Partner to assign better quality Consumer Loans, follow our underwriting guidelines, comply with various legal regulations, meet our credit compliance requirements, and provide appropriate service and support to the consumer after the sale. In order to assist the Dealer-Partner in these and other areas, we offer the services of our Dealer-Partner Service Center (“DPSC”). We believe this arrangement, along with the support of the DPSC, aligns our interests with the interests of the Dealer-Partner and the consumer. During the third quarter of 2005, we began to outsource DPSC functions related to legal regulation compliance and credit compliance to a company in India. In the second quarter of 2008, we discontinued the outsourcing of our credit compliance function. As of December 31, 2009, our legal regulation compliance validation function remains outsourced to a company in India.

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
     Information on our Consumer Loans is presented in the following table:

	Years Ended December 31,
Average Consumer Loan Data	2009	2008	2007	2006	2005
Average size of Consumer Loan accepted	$12,689	$14,518	$13,878	$12,722	$12,015
Percentage growth (decline) in average size of Consumer Loan	(12.6)%	4.6%	9.1%	5.9%	(5.9)%
Average initial term (in months)	38	42	41	37	35
     Collections. Our largest group of collectors service Consumer Loans that are in the early stages of delinquency. These collectors are organized into teams comprised of two job types: (1) loan collectors; and (2) senior loan collectors. Collection efforts typically consist of placing a call to the consumer within one day of the missed payment due date. Loan collectors are assigned Consumer Loans that are segmented into dialing pools by various phone contact profiles in an effort to maximize contact with the consumer. Our senior loan collectors have a higher skill level and access to additional tools. These collectors, in addition to securing payment arrangements, locate consumers by finding new contact information to assist in their team’s collection efforts. The senior loan collectors service Consumer Loans with the following characteristics:
•	no valid phone contact information;

•	valid contact information without any contact in seven days; or

•	various specialty segments (such as military personnel, abandoned vehicles, voluntary surrenders, and accounts requiring investigation).
     The decision to repossess a vehicle is based on statistical models or policy based criteria. When a Consumer Loan is approved for repossession, the account is transferred to our repossession team. Repossession personnel continue to service the Consumer Loan as it is being assigned to a third party repossession contractor, who works on a contingency fee basis. Once a vehicle has been repossessed, the consumer can negotiate to redeem the vehicle, whereupon the vehicle is returned to the consumer in exchange for paying off the Consumer Loan balance; or, where appropriate, or if required by law, the vehicle is returned to the consumer and the Consumer Loan is reinstated in exchange for a payment that reduces or eliminates the past due balance. If neither process is successful, the vehicle is sold at a wholesale automobile auction. Prior to sale, the vehicle is usually inspected by our remarketing representatives who authorize repair and reconditioning work in order to maximize the net sale proceeds at auction.
     If the vehicle sale proceeds are not sufficient to satisfy the balance owing on the Consumer Loan, the Consumer Loan is serviced by either: (1) our internal collection team, in the event the consumer is willing to make payments on the deficiency balance; or (2) where permitted by law, our external collection team, if it is believed that legal action is required to reduce the deficiency balance owing on the Consumer Loan. Our external collection team generally assigns Consumer Loans to third party collection attorneys who work on a contingency fee basis. The third party collection attorneys then file a claim, and upon obtaining a judgment, garnish wages or other assets. Additionally, we may sell or assign Consumer Loans to third party collection companies.
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
     During the third quarter of 2005, we began an initiative to outsource a portion of our collection function to a company in India. In the second quarter of 2006, we entered into another outsourcing arrangement with a company in Costa Rica. These outsourced collectors service accounts using the CS and typically service accounts that are less than sixty days past due. We believe outsourcing these functions reduces the geographic risk of having collection centers only in the United States and provides additional flexibility to scale our operation, comparable performance at a lower wage rate and the opportunity to share best practices with outside collection companies.
Ancillary Products
     We provide Dealer-Partners the ability to offer vehicle service contracts to consumers. A vehicle service contract provides the consumer protection by paying for the repair or replacement of certain components of the vehicle in the event of a mechanical failure. Buyers Vehicle Protection Plan, Inc. (“BVPP”), our wholly-owned subsidiary, has relationships with third party administrators (“TPAs”) whereby the TPAs process claims on vehicle service contracts that are underwritten by third party insurers. BVPP receives a commission for all vehicle service contracts sold by our Dealer-Partners when the vehicle is financed by us. The commission is included in the retail price of the vehicle service contract which is added to the Consumer Loan. We provide Dealer-Partners with an additional advance based on the retail price of the vehicle service contract. We recognize our commission from the vehicle service contracts as part of finance charges on a level-yield basis based upon forecasted cash flows. We bear the risk of loss for claims on certain vehicle service contracts that are reinsured by us.
     During the fourth quarter of 2008, we formed VSC Re Company (“VSC Re”), our wholly-owned subsidiary that is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealer-Partners on vehicles financed by us. Prior to October 31, 2009, VSC Re reinsured vehicle service contracts that were underwritten by two of our three third party insurers. Effective October 31, 2009, we terminated our arrangement with one of our three third party insurers. VSC Re currently reinsures vehicle service contracts that are underwritten by one of our two third party insurers. Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less commissions and certain administrative costs, are contributed to trust accounts controlled by VSC Re. These premiums are used to fund claims covered under the vehicle service contracts. VSC Re is a bankruptcy remote entity. As such, the exposure to fund claims is limited to the amount of premium dollars contributed, less amounts earned and withdrawn, plus $0.5 million of equity contributed. With the reinsurance structure, we are able to access projected excess trust assets annually and record revenue and expense on an accrual basis. We formed VSC Re in order to enhance our control and security of the trust assets that are used to pay future vehicle service contract claims. The amount of income we earn from the vehicle service contracts over time is not expected to be impacted by the formation of VSC Re, as both before and after the formation, the income we recognize, excluding our commissions, is based on the amount by which vehicle service contract premiums exceed claims. The only change in our risk associated with adverse claims experience relates to the $0.5 million equity contribution that was required as part of this new structure, which is now at risk in the event claims exceed premiums. Under the prior structure, our risk was limited to the amount of premiums contributed to the trusts.
     Prior to the formation of VSC Re, our agreements with two of our vehicle service contract TPAs allowed us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. The agreements also required that vehicle service contract premiums be placed in trust accounts. Funds in the trust accounts were utilized by the TPA to pay claims on the vehicle service contracts. Upon the formation of VSC Re during the fourth quarter of 2008, the unearned premiums on the majority of the vehicle service contracts that had been written through these two TPAs were ceded to VSC Re along with any related trust assets. Vehicle service contracts written prior to 2008 through one of the TPAs remain under this profit sharing arrangement. Profit sharing payments, if any, on the vehicle service contracts are distributed to us periodically after the term of the vehicle service contracts have substantially expired provided certain loss rates are met. We are considered the primary beneficiary of the trusts and as a result, the assets and liabilities of the remaining trust have been consolidated on our balance sheet.
     BVPP also has a relationship with a TPA that allows Dealer-Partners to offer a GAP product to consumers whereby the TPA processes claims that are underwritten by a third party insurer. GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer’s insurance policy in the event of a total loss of the vehicle due to severe damage or theft. We receive a commission for all GAP contracts sold by our Dealer-Partners when the vehicle is financed by us, and do not bear any risk of loss for claims. The commission is included in the retail price of the GAP contract which is added to the Consumer Loan. We provide Dealer-Partners with an additional advance based on the retail price of the GAP contract. We recognize our commission from the GAP contracts as part of finance charges on a level-yield basis based upon forecasted cash flows. We are eligible to receive profit sharing payments depending on the performance of the GAP program. Profit sharing payments from the third party are received once a year, if eligible.
     During 2006, we began to provide Dealer-Partners in certain states the ability to purchase Global Positioning Systems (“GPS”) with Starter Interrupt Devices (“SID”). Through this program, Dealer-Partners can install a GPS-based SID (“GPS-SID”) on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle. Installation of the GPS-SID has a positive impact on collections and therefore on the initial advance paid to the Dealer-Partner. Dealer-Partners purchase the GPS-SID directly from third parties and ownership of the GPS-SID device resides with the Dealer-Partner. The third parties pay us a marketing fee for each device sold and installed, at which time the marketing fee revenue is recognized in other income within our consolidated statements of income.

Businesses in Liquidation
     Effective June 30, 2003, we stopped originating Consumer Loans in the United Kingdom and we sold the remainder of the portfolio on December 30, 2005.
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
Customer and Geographic Concentrations
     No single Dealer-Partner accounted for more than 10% of total revenues during any of the last three years. Additionally, no single Dealer-Partner’s Loans receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2009 or 2008. The following tables provide information regarding the five states that were responsible for the largest dollar amount of Consumer Loans assigned to us and the number of active Dealer-Partners in the United States during 2009, 2008, and 2007:

	Year Ended December 31, 2009
	Consumer Loans		Active Dealer-Partners (1)
(Dollars in thousands)	Dollar Volume	% of Total	Number	% of Total
Michigan	$141,773	10.1%	197	6.2%
New York	101,397	7.2	178	5.6
Texas	100,647	7.1	250	7.9
Ohio	81,422	5.8	187	5.9
Alabama	77,625	5.5	126	4.0
All other states	905,930	64.3	2,230	70.4

Total	$1,408,794	100.0%	3,168	100.0%

	Year Ended December 31, 2008
	Consumer Loans		Active Dealer-Partners (1)
(Dollars in thousands)	Dollar Volume	% of Total	Number	% of Total
Texas	$149,554	8.5%	240	7.4%
Michigan	131,022	7.4	198	6.1
Alabama	119,902	6.8	120	3.7
Ohio	119,133	6.8	182	5.6
New York	93,037	5.3	174	5.3
All other states	1,148,117	65.2	2,350	71.9

Total	$1,760,765	100.0%	3,264	100.0%

	Year Ended December 31, 2007
	Consumer Loans		Active Dealer-Partners (1)
(Dollars in thousands)	Dollar Volume	% of Total	Number	% of Total
Texas	$134,758	9.1%	186	6.6%
Michigan	108,055	7.3	168	5.9
Alabama	98,595	6.7	89	3.1
Ohio	86,240	5.8	157	5.6
Mississippi	75,916	5.1	71	2.5
All other states	977,123	66.0	2,156	76.3

Total	$1,480,687	100.0%	2,827	100.0%

(1)	Active Dealer-Partners are Dealer-Partners who have received funding for at least one Loan during the year.

Geographic Financial Information
     For the three years ended December 31, 2009, 2008 and 2007, revenues from continuing operations were primarily derived from operations in the United States and long-lived assets were primarily located in the United States. For additional geographic financial information, see Note 12 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.
Regulation
     Our business is subject to laws and regulations, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and other various state and federal laws and regulations. These laws and regulations, among other things, require licensing and qualification; limit interest rates, fees and other charges associated with the Consumer Loans assigned to us; require specified disclosures by Dealer-Partners to consumers; govern the sale and terms of ancillary products; and define the rights to repossess and sell collateral. Failure to comply with these laws or regulations could have a material adverse effect on us by, among other things, limiting the jurisdictions in which we may operate, restricting our ability to realize the value of the collateral securing the Consumer Loans, making it more costly or burdensome to do business or resulting in potential liability. The volume of new or modified laws and regulations has increased in recent years and has increased significantly in response to issues arising with respect to consumer lending. From time to time, legislation and regulations are enacted which increase the cost of doing business, limit or expand permissible activities or affect the competitive balance among financial services providers. Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures and by various regulatory agencies. This legislation may change our operating environment in substantial and unpredictable ways and may have a material adverse effect on our business. For example, the U.S. House of Representatives has passed legislation relating to the creation of a consumer financial protection agency that would provide the U.S. federal government with broad powers to regulate consumer financial services products. We cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implemented regulations, would have on our financial condition or results of operations, but these changes could impact the profitability of our business activities, require us to change certain of our business practices and expose us to additional costs (including increased compliance costs). In addition, governmental regulations which would deplete the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on us.
     Our Dealer-Partners must also comply with credit and trade practice statutes and regulations. Failure of our Dealer-Partners to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have a material adverse effect on us.
     The sale of vehicle service contracts and GAP by Dealer-Partners in connection with Consumer Loans assigned to us from Dealer-Partners is also subject to state laws and regulations. As we are the holder of the Consumer Loans that may, in part, finance these products, some of these state laws and regulations may apply to our servicing and collection of the Consumer Loans. Although these laws and regulations do not significantly affect our business, there can be no assurance that insurance or other regulatory authorities in the jurisdictions in which these products are offered by Dealer-Partners will not seek to regulate or restrict the operation of our business in these jurisdictions. Any regulation or restriction of our business in these jurisdictions could materially adversely affect the income received from these products.
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

Team Members
     As of December 31, 2009, we had 911 full and part-time team members. Our team members have no union affiliations and we believe our relationship with our team members is good. The table below presents team members by function:

	Number of Team
	Members
	Years Ended December 31,
Function	2009	2008
Originations (1)	224	260
Servicing (2)	462	553
Support (3)	225	235

Total	911	1,048

(1)	The originations function includes team members in the DPSC and sales departments.

(2)	The servicing function primarily includes team members in the collections, repossession, and remarketing departments.

(3)	The support function primarily includes team members in the information technology, finance, analytics, corporate legal, and human resources departments.
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
     Substantially all of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories or higher debt-to-income ratios than are permitted by traditional lenders. Consumer Loans made to these individuals generally entail a higher risk of delinquency, default and repossession and higher losses than loans made to consumers with better credit. Since most of our revenue and cash flows from operations are generated from these Consumer Loans, our ability to accurately forecast Consumer Loan performance is critical to our business and financial results. At the time of Consumer Loan acceptance or purchase, we forecast future expected cash flows from the Consumer Loan. Based on these forecasts, which include estimates for wholesale vehicle prices in the event of vehicle repossession and sale, we make an advance or cash payment to the related Dealer-Partner at a level designed to achieve an acceptable return on capital. These forecasts also serve as a critical assumption in our accounting for recognizing finance charge income and determining our allowance for credit losses. If Consumer Loan performance equals or exceeds original expectations, it is likely our target return on capital will be achieved. However, actual cash flows from any individual Consumer Loan are often different than cash flows estimated at Consumer Loan inception. There can be no assurance that our forecasts will be accurate or that Consumer Loan performance will be as expected. Recent economic conditions have made forecasts regarding the performance of Consumer Loans more difficult. In the event that our forecasts are not accurate, our financial position, liquidity and results of operations could be materially adversely affected.
We may be unable to execute our business strategy due to current economic conditions.
     Our financial position, liquidity and results of operations depend on management’s ability to execute our business strategy. Key factors involved in the execution of our business strategy include achieving our desired Consumer Loan assignment volume, continued and successful use of CAPS and pricing strategy, the use of effective credit risk management techniques and servicing strategies, implementation of effective Consumer Loan servicing and collection practices, continued investment in technology to support operating efficiency and continued access to funding and liquidity sources. Although we recently implemented pricing changes that were intended to have a positive impact on unit volume, in exchange for mostly lower returns on capital, there can be no assurance that this change will have its intended effect or that lower returns on capital will be modest. Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity and results of operations.
We may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow our business.
     We use debt financing to fund new Loans and pay Dealer Holdback. We currently utilize the following forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) asset-backed secured financings (“Term ABS”) with qualified institutional investors; and (4) Senior Secured Notes due 2017 issued pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (“Senior Notes”). We cannot guarantee that the revolving secured line of credit or the revolving secured warehouse facilities will continue to be available beyond their current maturity dates on acceptable terms or at all, or that we will be able to obtain additional financing on acceptable terms or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit and our credit ratings and capacity for additional borrowing under our existing financing arrangements. If our various financing alternatives were to become limited or unavailable, we may be unable to maintain or grow Consumer Loan volume at the level that we anticipate and our operations could be materially adversely affected.
The terms of our debt limit how we conduct our business.
     The agreements that govern our debt contain covenants that restrict our ability to, among other things:
•	incur and guarantee debt;

•	pay dividends or make other distributions on or redeem or repurchase our stock;

•	make investments or acquisitions;

•	create liens on our assets;

•	sell assets;

•	merge with or into other companies;

•	enter into transactions with stockholders and other affiliates; and

•	make capital expenditures.

     Some of our debt agreements also impose requirements that we maintain specified financial measures not in excess of, or not below, specified levels. In particular, our revolving credit facility requires, among other things, that we maintain (i) at all times a ratio of consolidated net assets to consolidated funded debt equal to or greater than a specified minimum; (ii) as of the end of each fiscal quarter, a ratio of consolidated funded debt to consolidated tangible net worth at or below a specified maximum; (iii) as of the end of each fiscal quarter calculated for the two fiscal quarters then ending, consolidated net income of not less than a specified minimum; and (iv) as of the end of each fiscal quarter, a ratio of consolidated income available for fixed charges for the period of four consecutive fiscal quarters most recently ended to consolidated fixed charges for that period of not less than a specified minimum. These covenants limit the manner in which we can conduct our business and could prevent us from engaging in favorable business activities or financing future operations and capital needs and impair our ability to successfully execute our strategy and operate our business.
     A breach of any of the covenants in our debt instruments would result in an event of default thereunder if not promptly cured or waived. Any continuing default would permit the creditors to accelerate the related debt, which could also result in the acceleration of other debt containing a cross-acceleration or cross-default provision. In addition, an event of default under our revolving credit facility would permit the lenders thereunder to terminate all commitments to extend further credit under our revolving credit facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility or other secured debt, the lenders thereunder could cause the collateral agent to proceed against the collateral securing that debt. In the event our creditors accelerate the repayment of our debt, there can be no assurance that we would have sufficient assets to repay that debt, and our financial condition, liquidity and results of operations would suffer.
The conditions of the U.S. and international capital markets may adversely affect lenders with which we have relationships, causing us to incur additional costs and reducing our sources of liquidity, which may adversely affect our financial position, liquidity and results of operations.
     Turbulence in the global capital markets and the current economic slowdown or recession have resulted in disruptions in the financial sector and potentially affected lenders with which we have relationships. The current adverse conditions, the severity and duration of which are unknown, may increase our exposure to credit risk and adversely affect the ability of lenders to perform under the terms of their lending arrangements with us. Failure by our lenders to perform under the terms of our lending arrangements could cause us to incur additional costs that may adversely affect our liquidity, financial condition and results of operations.
Our substantial debt could negatively impact our business, prevent us from satisfying our debt obligations and adversely affect our financial condition.
     We have a substantial amount of debt. The substantial amount of our debt could have important consequences, including the following:
•	our ability to obtain additional financing for Consumer Loan assignments, working capital, debt refinancing or other purposes could be impaired;

•	a substantial portion of our cash flows from operations will be dedicated to paying principal and interest on our debt, reducing funds available for other purposes;

•	we may be vulnerable to interest rate increases, as some of our borrowings, including those under our revolving credit facility, bear interest at variable rates;

•	we could be more vulnerable to adverse developments in our industry or in general economic conditions;

•	we may be restricted from taking advantage of business opportunities or making strategic acquisitions; and

•	we may be limited in our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.
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

We may not be able to generate sufficient cash flows to service our outstanding debt and fund operations and may be forced to take other actions to satisfy our obligations under such debt.
     Our ability to make payments of principal and interest on indebtedness will depend in part on our cash flows from operations, which are subject to economic, financial, competitive and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operations sufficient to permit us to meet our debt service obligations. If we are unable to generate sufficient cash flows from operations to service our debt, we may be required to sell assets, refinance all or a portion of our existing debt or obtain additional financing. There can be no assurance that any refinancing will be possible or that any asset sales or additional financing can be completed on acceptable terms or at all.
Interest rate fluctuations may adversely affect our borrowing costs, profitability and liquidity.
     Our profitability may be directly affected by the level of and fluctuations in interest rates, whether caused by changes in economic conditions or other factors, which affect our borrowing costs. Our profitability and liquidity could be materially adversely affected during any period of higher interest rates. We monitor the interest rate environment and employ hedging strategies designed to mitigate the impact of increases in interest rates. We can provide no assurance, however, that hedging strategies will mitigate the impact of increases in interest rates.
Reduction in our credit rating could increase the cost of our funding from, and restrict our access to, the capital markets and adversely affect our liquidity, financial condition and results of operations.
     Credit rating agencies evaluate us, and their ratings of our debt and creditworthiness are based on a number of factors. These factors include our financial strength and other factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties facing the financial services industry and the financial markets, there can be no assurance that we will maintain our current ratings. Failure to maintain those ratings could, among other things, adversely limit our access to the capital markets and affect the cost and other terms upon which we are able to obtain financing.
We may incur substantially more debt and other liabilities. This could exacerbate further the risks associated with our current debt levels.
     We may be able to incur substantial additional debt in the future. Although the terms of our debt instruments contain restrictions on our ability to incur additional debt, these restrictions are subject to exceptions that could permit us to incur a substantial amount of additional debt. In addition, our debt instruments do not prevent us from incurring liabilities that do not constitute indebtedness as defined for purposes of those debt instruments. If new debt or other liabilities are added to our current debt levels, the risks associated with our having substantial debt could intensify.
The regulation to which we are or may become subject could result in a material adverse effect on our business.
     Our business is subject to laws and regulations including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and other various state and federal laws and regulations. These laws and regulations, among other things, require licensing and qualification; limit interest rates, fees and other charges associated with the Consumer Loans assigned to us; require specified disclosures by Dealer-Partners to consumers; govern the sale and terms of ancillary products; and define the rights to repossess and sell collateral. Failure to comply with these laws or regulations could have a material adverse effect on us by, among other things, limiting the jurisdictions in which we may operate, restricting our ability to realize the value of the collateral securing the Consumer Loans, making it more costly or burdensome to do business or resulting in potential liability. The volume of new or modified laws and regulations has increased in recent years and has increased significantly in response to issues arising with respect to consumer lending. From time to time, legislation and regulations are enacted which increase the cost of doing business, limit or expand permissible activities or affect the competitive balance among financial services providers. Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in state legislatures and by various regulatory agencies. This legislation may change our operating environment in substantial and unpredictable ways and may have a material adverse effect on our business. For example, the U.S. House of Representatives has passed legislation relating to the creation of a consumer financial protection agency that would provide the U.S. federal government with broad powers to regulate consumer financial services products. We cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of us, but these changes could impact the profitability of our business activities, require us to change certain of our business practices and expose us to additional costs (including increased compliance costs). In addition, governmental regulations which would deplete the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on us.

     Our Dealer-Partners must also comply with credit and trade practice statutes and regulations. Failure of our Dealer-Partners to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have a material adverse effect on us.
     The sale of vehicle service contracts and GAP by Dealer-Partners in connection with Consumer Loans assigned to us by Dealer-Partners is also subject to state laws and regulations. As we are the holder of the Consumer Loans that may, in part, finance these products, some of these state laws and regulations may apply to our servicing and collection of the Consumer Loans. Although these laws and regulations do not significantly affect our business, there can be no assurance that insurance or other regulatory authorities in the jurisdictions in which these products are offered by Dealer-Partners will not seek to regulate or restrict the operation of our business in these jurisdictions. Any regulation or restriction of our business in these jurisdictions could materially adversely affect the income received from these products.
Adverse changes in economic conditions, the automobile or finance industries, or the non-prime consumer market could adversely affect our financial position, liquidity and results of operations, the ability of key vendors that we depend on to supply us with services, and our ability to enter into future financing transactions.
     We are subject to general economic conditions which are beyond our control. Recently, concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and financial markets going forward. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase on our Consumer Loans. These periods are also typically accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Additionally, higher gasoline prices, declining stock market values, unstable real estate values, resets of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values of automobiles. Because our business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions and losses on these Consumer Loans could be higher than that of those experienced in the general automobile finance industry, and could be more dramatically affected by a general economic downturn.
     We rely on Dealer-Partners to originate Consumer Loans for assignment under our programs. High levels of Dealer-Partner attrition, due to a general economic downturn or otherwise, could materially adversely affect our operations. In addition, we rely on vendors to provide us with services we need to operate our business. Any disruption in our operations due to the untimely or discontinued supply of these services could substantially adversely affect our operations. Finally, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in service fee income. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also materially adversely affect our financial position, liquidity and results of operations and our ability to enter into future financing transactions.
Litigation we are involved in from time to time may adversely affect our financial condition, results of operations and cash flows.
     As a result of the consumer-oriented nature of the industry in which we operate and uncertainties with respect to the application of various laws and regulations in some circumstances, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud and breach of contract. As the assignee of Consumer Loans originated by Dealer-Partners, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealer-Partners. We may also have disputes and litigation with Dealer-Partners relating to our dealer servicing and related agreements, including claims for, among other things, breach of contract or other duties purportedly owed to the Dealer-Partners. The damages and penalties that may be claimed by consumers or Dealer-Partners in these types of matters can be substantial. The relief requested by the plaintiffs varies but may include requests for compensatory, statutory and punitive damages, and plaintiffs may seek treatment as purported class actions. A significant judgment against us in connection with any litigation or arbitration could have a material adverse effect on our financial position, liquidity and results of operations.
Our operations are dependent on technology.
     Virtually all Consumer Loans submitted to us for assignment are processed through our internet-based CAPS application, which enables our Dealer-Partners to interact with our proprietary credit scoring system. Our Consumer Loan servicing platform is also technology based. We rely on these systems to record and process significant amounts of data quickly and accurately and believe that these systems provide us with a competitive advantage. All of these systems are dependent upon computer and telecommunications equipment, software systems and Internet access. The temporary or permanent loss of any components of these systems through hardware failures, software errors, the vulnerability of the Internet, operating malfunctions or otherwise could interrupt our business operations, harm our business and adversely affect our competitive advantage. In addition, our competitors could create or acquire systems similar to ours, which would adversely affect our competitive advantage.
     We rely on a variety of measures to protect our technology and proprietary information, including copyrights, trade secrets and patents. However, these measures may not prevent misappropriation or infringement of our intellectual property or proprietary information, which would adversely affect us. In addition, our competitors or other third parties may allege that our systems, processes or technologies infringe their intellectual property rights.
     Our ability to integrate computer and telecommunications technologies into our business is essential to our success. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles. We may not be successful in anticipating, managing or adopting technological changes on a timely basis. While we believe that our existing information systems are sufficient to meet our current demands and continued expansion, our future growth may require additional investment in these systems. We cannot assure that adequate capital resources will be available to us at the appropriate time.
We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional team members could adversely affect our ability to operate profitably.
     Our senior management average over 11 years of experience with us. Our success is dependent upon the management and the leadership skills of this team. In addition, competition from other companies to hire our team members possessing the necessary skills and experience required could contribute to an increase in team member turnover. The loss of any of these individuals or an inability to attract and retain additional qualified team members could adversely affect us. There can be no assurance that we will be able to retain our existing senior management or attract additional qualified team members.
Our reputation is a key asset to our business, and our business may be affected by how we are perceived in the marketplace.
     Our reputation is a key asset to our business. Our ability to attract consumers through our Dealer-Partners is highly dependent upon external perceptions of our level of service, trustworthiness, business practices and financial condition. Negative publicity regarding these matters could damage our reputation among existing and potential consumers and Dealer-Partners, which could make it difficult for us to attract new consumers and Dealer-Partners and maintain existing Dealer-Partners. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.
The concentration of our Dealer-Partners in several states could adversely affect us.
     We are partnered with Dealer-Partners throughout the United States. During the year ended December 31, 2009, our five largest states (measured by total value of Consumer Loans) contained approximately 29.6% of our Dealer-Partners. While we believe we have a diverse geographic presence, for the near term, we expect that significant amounts of Consumer Loan assignments will continue to be generated by Dealer-Partners in these five states due to the number of Dealer-Partners in these states and currently prevailing economic, demographic, regulatory, competitive and other conditions in these states. Changes to conditions in these states could lead to an increase in Dealer-Partner attrition or a reduction in demand for our service that could materially adversely affect our financial position, liquidity and results of operations.
Failure to properly safeguard confidential consumer information could subject us to liability, decrease our profitability and damage our reputation.
     If third parties or our team members are able to breach our network security or otherwise misappropriate our customers’ personal information or loan information, or if we give third parties or our team members improper access to our customers’ personal information or loan information, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices.
     We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to secure online transmission of confidential consumer information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against such security breaches or to alleviate problems caused by security breaches. Our security measures are designed to protect against security breaches, but our failure to prevent security breaches could subject us to liability, decrease our profitability and damage our reputation.
Our founder controls a majority of our common stock, has the ability to control matters requiring shareholder approval and has interests which may conflict with the interests of our other security holders.
     Our founder owns a large enough stake of the Company to control matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. His interests may conflict with the interests of our other security holders.
Reliance on our outsourced business functions could adversely affect our business.
     We outsource a portion of our collections functions to companies in India and Costa Rica and a portion of our dealer-service center functions to a company in India. While we believe there are benefits to these arrangements, outsourcing increases our operational complexity and decreases our control. We rely on these service providers to provide a high level of service and support, which subjects us to risks associated with inadequate or untimely service. For example, the outsourcing of collection functions could result in lower collection rates on our Consumer Loans than we would have achieved had we performed the same functions internally. In addition, if these outsourcing arrangements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider or provide them using our internal resources. We may be unable to replace, or be delayed in replacing these sources and there is a risk that we would be unable to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner. In the future, we may outsource other business functions. If any of these or other risks related to outsourcing were realized, our financial position, liquidity and results of operations could be adversely affected.
Natural disasters, acts of war, terrorist attacks and threats or the escalation of military activity in response to these attacks or otherwise may negatively affect our business, financial condition and results of operations.
     Natural disasters, acts of war, terrorist attacks and the escalation of military activity in response to these attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions and job losses. These events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist attacks and the national and international responses to these threats could affect the business in ways that cannot be predicted. The effect of any of these events or threats could have a material adverse effect on our business, financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     United States and Other
     Our headquarters is located at 25505 West Twelve Mile Road, Southfield, Michigan 48034. We purchased the office building in 1993 and have a mortgage loan from a commercial bank that is secured by a first mortgage lien on the property. The office building includes approximately 136,000 square feet of space on five floors. We occupy approximately 120,000 square feet of the building, with most of the remainder of the building leased to various tenants.
     We lease approximately 14,000 square feet of office space in Southfield, Michigan and approximately 20,000 square feet of office space in Henderson, Nevada. The lease for the Southfield, Michigan space expires in June 2013 and the lease for the Henderson, Nevada space expires in November 2014.
ITEM 3. LEGAL PROCEEDINGS
     In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, industry participants are frequently subject to various consumer claims and litigation. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to our repossession and sale of the consumer’s vehicle and other debt collection activities. As we accept assignments of Consumer Loans originated by Dealer-Partners, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealer-Partners. We may also have disputes and litigation with Dealer-Partners relating to our dealer servicing and related agreements, including claims for, among other things breach of contract or other duties purportedly owed to the Dealer-Partners. The damages and penalties that may be claimed by consumers or Dealer-Partners in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory and punitive damages, and plaintiffs may seek treatment as purported class actions. A significant judgment against us in connection with any litigation or arbitration could have a material adverse effect on our financial position, liquidity and results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the shareholders during the fourth quarter of 2009.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Price
     During the year ended December 31, 2009 our common stock was traded on The Nasdaq Global Market® (“Nasdaq”) under the symbol “CACC”. The following table sets forth the high and low sale prices as reported by the Nasdaq for the common stock for the relevant periods during 2009 and 2008. Such bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2009		2008
Quarter Ended	High	Low	High	Low
March 31	$23.99	$13.73	$20.97	$13.20
June 30	25.00	19.01	31.52	15.43
September 30	33.96	22.10	25.94	11.00
December 31	44.93	30.56	19.97	10.59
     As of February 17, 2010, the number of beneficial holders and shareholders of record of the common stock was approximately 1,600 based upon securities position listings furnished to us.
Dividends
     We have not paid any cash dividends during the periods presented. Our credit agreements contain financial covenants pertaining to our maximum ratio of funded debt to tangible net worth, which may indirectly limit the payment of dividends on common stock.
Stock Performance Graph
     The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the period beginning January 1, 2005 and ending on December 31, 2009 with the cumulative total return on the Nasdaq Market Index and a peer group index based upon approximately 100 companies included in the Dow Jones — US General Financial Index. The comparison assumes that $100 was invested on January 1, 2005 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

Stock Repurchases
     In 1999, our board of directors approved a stock repurchase program which authorizes us to purchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. As of December 31, 2009, we have repurchased approximately 20.4 million shares under the stock repurchase program at a cost of $399.2 million. Included in the stock repurchases to date are 12.5 million shares of common stock purchased through four modified Dutch auction tender offers at a cost of $304.4 million. As of December 31, 2009, we have authorization to repurchase an additional $29.1 million of our common stock.
     The following table summarizes our stock repurchases for the three months ended December 31, 2009:

				Total Number of	Maximum Dollar Value
				Shares Purchased as	that May Yet Be Used
	Total Number			Part of Publicly	to Purchase Shares
	of Shares		Average Price	Announced Plans	Under the Plans
Period	Purchased		Paid per Share	or Programs	or Programs
October 1 through October 31, 2009	—		$—	—	$29,113,295
November 1 through November 30, 2009	93	*	—	—	29,113,295
December 1 through December 31, 2009	—		—	—	29,113,295

	—		$—	—

*	Amount represents shares of common stock released to us by employees as payment of tax withholdings due to us upon the vesting of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA
     The selected income statement and balance sheet data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements for the years ended December 31, 2009, 2008, and 2007, and notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K, which is incorporated herein by reference. Certain amounts for prior periods have been reclassified to conform to the current presentation.

	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2009	2008	2007	2006	2005
Income Statement Data:
Revenue	$380,664	$312,186	$239,927	$219,332	$201,268
Costs and expenses:
Salaries and wages	66,893	68,993	55,396	41,015	39,093
General and administrative (A)	30,391	27,536	27,202	36,491	19,022
Sales and marketing	14,808	16,776	17,493	16,624	14,898
Provision for credit losses	(12,164)	46,029	19,947	11,006	5,705
Interest	32,399	43,189	36,669	23,330	13,886
Provision for claims	19,299	2,651	39	226	308

Total costs and expenses	151,626	205,174	156,746	128,692	92,912

Income from continuing operations before provision for income taxes	229,038	107,012	83,181	90,640	108,356

Provision for income taxes	82,992	39,944	29,567	31,793	40,159

Income from continuing operations	146,046	67,068	53,614	58,847	68,197

Gain (loss) from operations of discontinued United Kingdom segment (B)	137	307	(562)	(297)	6,194
(Credit) provision for income taxes	(72)	198	(1,864)	(90)	1,790

Gain (loss) from discontinued operations	209	109	1,302	(207)	4,404

Net income	$146,255	$67,177	$54,916	$58,640	$72,601

Net income per common share:
Basic	$4.78	$2.22	$1.83	$1.78	$1.96

Diluted	$4.62	$2.16	$1.76	$1.66	$1.85

Income from continuing operations per common share:
Basic	$4.77	$2.22	$1.78	$1.78	$1.84

Diluted	$4.61	$2.16	$1.72	$1.67	$1.74

Gain (loss) from discontinued operations per common share:
Basic	$0.01	$—	$0.04	$(0.01)	$0.12

Diluted	$0.01	$—	$0.04	$(0.01)	$0.11

Weighted average shares outstanding:
Basic	30,590,142	30,249,783	30,053,129	33,035,693	36,991,136
Diluted	31,668,895	31,105,043	31,153,688	35,283,478	39,207,680

Balance Sheet Data:
Loans receivable, net	$1,050,013	$1,017,917	$810,553	$625,780	$563,528
All other assets	126,223	121,437	131,629	99,433	55,866

Total assets	$1,176,236	$1,139,354	$942,182	$725,213	$619,394

Total debt	$506,979	$641,714	$532,130	$392,175	$146,905
Other liabilities	171,047	159,889	144,602	122,691	99,463

Total liabilities	678,026	801,603	676,732	514,866	246,368
Shareholders’ equity (C)	498,210	337,751	265,450	210,347	373,026

Total liabilities and shareholders’ equity	$1,176,236	$1,139,354	$942,182	$725,213	$619,394

(A)	2006 includes $11.2 million of additional legal expenses related to an increase in our loss related to a class action lawsuit in the state of Missouri.

(B)	2005 includes gain on sale of United Kingdom loan portfolio of $3.0 million.

(C)	No dividends were paid during the periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes contained in Item 8 of this Form 10-K, which is incorporated herein by reference.
Critical Success Factors
     Critical success factors include our ability to access capital on acceptable terms, accurately forecast Consumer Loan performance, and maintain or grow Consumer Loan volume at the level and on the terms that we anticipate.
Access to Capital
     Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio is 1.0:1 at December 31, 2009. We currently utilize the following forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) asset-backed secured financings with qualified institutional investors; and (4) Senior Secured Notes due 2017.
Consumer Loan Performance
     At the time the Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan. Based on these forecasts, an advance or one-time payment is made to the related Dealer-Partner at a price designed to achieve an acceptable return on capital. If Consumer Loan performance equals or exceeds our original expectation, it is likely our target return on capital will be achieved.
     We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of December 31, 2009, with the forecasts as of December 31, 2008, as of December 31, 2007, and at the time of assignment, segmented by year of assignment:

Consumer
Loan	Forecasted Collection Percentage as of				Variance in Forecasted Collection Percentage from
Assignment	December 31,	December 31,	December 31,	Initial	December 31,	December 31,	Initial
Year	2009	2008	2007	Forecast	2008	2007	Forecast
2000	72.5%	72.5%	72.4%	72.8%	0.0%	0.1%	-0.3%
2001	67.5%	67.4%	67.3%	70.4%	0.1%	0.2%	-2.9%
2002	70.4%	70.4%	70.6%	67.9%	0.0%	-0.2%	2.5%
2003	73.7%	73.8%	74.1%	72.0%	-0.1%	-0.4%	1.7%
2004	73.1%	73.4%	73.5%	73.0%	-0.3%	-0.4%	0.1%
2005	73.7%	74.1%	73.8%	74.0%	-0.4%	-0.1%	-0.3%
2006	70.3%	70.3%	70.9%	71.4%	0.0%	-0.6%	-1.1%
2007	68.3%	67.9%	71.1%	70.7%	0.4%	-2.8%	-2.4%
2008	70.0%	67.9%	—	69.7%	2.1%	—	0.3%
2009	75.6%	—	—	71.9%	—	—	3.7%
     As a result of current economic conditions and uncertainty about future conditions, our forecasts of future collection rates are subject to a greater than normal degree of risk. Our pricing strategy considers this in that we have established advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we currently forecast.
     During 2008, our forecasted collection rates declined as payment patterns were worse than historical payment patterns for Consumer Loans with similar attributes. During the latter part of 2008, we adjusted the expected collection rate of new Consumer Loan assignments downward to reflect this unfavorable trend in Consumer Loan performance. During 2009, payment patterns improved for Consumer Loans assigned during both 2008 and 2009. The improvement in payment patterns, together with our reduced expectations, have caused our forecasted collection rates to exceed our initial forecast for Consumer Loans assigned during 2008 and 2009.

     The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2009. Payments of Dealer Holdback and accelerated Dealer Holdback are not included in the advance percentage paid to the Dealer-Partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of December 31, 2009
Consumer Loan	Forecasted			% of Forecast
Assignment Year	Collection %	Advance %	Spread %	Realized
2000	72.5%	47.9%	24.6%	99.6%
2001	67.5%	46.0%	21.5%	99.2%
2002	70.4%	42.2%	28.2%	99.0%
2003	73.7%	43.4%	30.3%	98.8%
2004	73.1%	44.0%	29.1%	98.3%
2005	73.7%	46.9%	26.8%	97.8%
2006	70.3%	46.6%	23.7%	93.2%
2007	68.3%	46.5%	21.8%	77.2%
2008	70.0%	44.6%	25.4%	53.4%
2009	75.6%	43.9%	31.7%	21.4%
     The risk of a material change in our forecasted collection rate declines as the Consumer Loans age. For 2006 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 90% of the expected collections. Conversely, the forecasted collection rate for 2007, 2008, and 2009 Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.
     The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), and the spread (the forecasted collection rate less the advance rate) as of December 31, 2009 for Purchased Loans and Dealer Loans separately:

	Consumer Loan	Forecasted
	Assignment Year	Collection %	Advance %	Spread %
Purchased Loans	2007	68.7%	48.7%	20.0%
	2008	69.3%	46.4%	22.9%
	2009	76.1%	45.8%	30.3%

Dealer Loans	2007	68.3%	45.9%	22.4%
	2008	70.5%	43.6%	26.9%
	2009	75.5%	43.5%	32.0%
     Although the advance rate on Purchased Loans is higher as compared to the advance rate on Dealer Loans, Purchased Loans do not require us to pay Dealer Holdback. The increase in the spread between the forecasted collection rate and the advance rate during 2008 and 2009 occurred as a result of pricing changes implemented during the first nine months of 2008 and improving forecasted collection rates during 2009. The positive impact of these two factors on the spread for 2009 was partially offset by pricing changes implemented during the last four months of 2009.

Consumer Loan Volume
     Our ability to maintain and grow Consumer Loan volume is impacted by our pricing strategy, the number of Dealer-Partners actively participating in our programs, and the competitive environment. The following table summarizes changes in Consumer Loan dollar and unit volume in each of the last 12 quarters as compared with the same period in the previous year:

	Consumer Loans
	Year over Year Percent Change
Three Months Ended	Dollar Volume	Unit Volume
March 31, 2007	41.1%	25.0%
June 30, 2007	43.9%	26.8%
September 30, 2007	2.2%	0.2%
December 31, 2007	23.3%	13.8%
March 31, 2008	28.5%	16.0%
June 30, 2008	40.6%	26.1%
September 30, 2008	27.5%	26.9%
December 31, 2008	-21.0%	-13.4%
March 31, 2009	-26.3%	-13.0%
June 30, 2009	-30.2%	-16.2%
September 30, 2009	-13.6%	-5.7%
December 31, 2009	2.1%	7.6%
     Dollar and unit volume declined during the first three quarters of 2009 as compared to the same periods in 2008 due to pricing changes implemented during the first nine months of 2008. The growth in dollar and unit volume during the fourth quarter of 2009 was the result of pricing changes implemented during the last four months of 2009 that reduced per unit profitability in exchange for increased loan volume.
     As a result of our success in renewing our debt facilities during the third quarter of 2009 and securing additional financing during the fourth quarter of 2009 and February 2010, we are now in position to grow year over year unit volumes. We will continue to monitor unit volumes and will make additional pricing changes with an objective to maximize economic profit given the capital we have available. Future growth rates will depend on how unit volumes respond to pricing changes, which will be influenced to a large degree by how quickly competition returns to our market. Unit volume for the two months ended February 28, 2010 increased by 5.6% as compared to the same period in 2009.

     The following tables summarize the changes in Consumer Loan unit volume and active Dealer-Partners:

	Years Ended December 31,
	2009	2008	% change
Consumer Loan unit volume	111,029	121,282	-8.5%
Active Dealer-Partners (1)	3,168	3,264	-2.9%

Average volume per active Dealer-Partner	35.0	37.2	-5.9%

Consumer Loan unit volume from Dealer-Partners active both periods	91,647	101,063	-9.3%
Dealer-Partners active both periods	2,075	2,075	—

Average volume per Dealer-Partners active both periods	44.2	48.7	-9.3%

Consumer Loan unit volume from new Dealer-Partners	18,789	21,659	-13.3%
New active Dealer-Partners (2)	1,055	1,202	-12.2%

Average volume per new active Dealer-Partners	17.8	18.0	-1.1%

Attrition (3)	-16.7%	-10.9%

	Years Ended December 31,
	2008	2007	% change
Consumer Loan unit volume	121,282	106,693	13.7%
Active Dealer-Partners (1)	3,264	2,827	15.5%

Average volume per active Dealer-Partner	37.2	37.7	-1.3%

Consumer Loan unit volume from Dealer-Partners active both periods	99,176	95,067	4.3%
Dealer-Partners active both periods	2,020	2,020	—

Average volume per Dealer-Partners active both periods	49.1	47.1	4.3%

Consumer Loan unit volume from new Dealer-Partners	21,659	19,914	8.8%
New active Dealer-Partners (2)	1,202	1,162	3.4%

Average volume per new active Dealer-Partners	18.0	17.1	5.3%

Attrition (3)	-10.9%	-10.5%

(1)	Active Dealer-Partners are Dealer-Partners who have received funding for at least one Loan during the period.

(2)	New active Dealer-Partners are Dealer-Partners who enrolled in our program and have received funding for their first Loan from us during the periods presented.

(3)	Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from Dealer-Partners who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.
     Consumer Loans are assigned to us through either our Portfolio Program or our Purchase Program. The following table summarizes the portion of our Consumer Loan volume that was assigned to us through our Purchase Program:

	Years Ended December 31,
	2009	2008	2007
New Purchased Loan unit volume as a percentage of total unit volume	13.4%	29.8%	17.6%

New Purchased Loan dollar volume as a percentage of total dollar volume	16.2%	34.8%	19.6%
     For the year ended December 31, 2009, new Purchased Loan unit and dollar volume as a percentage of total unit and dollar volume, respectively, decreased as compared to 2008 due to pricing changes implemented during 2008. For the year ended December 31, 2008, new Purchased Loan unit and dollar volume as a percentage of total unit and dollar volume, respectively, increased as compared to 2007 as the Purchase Program was offered to additional Dealer-Partners.
     As of December 31, 2009 and 2008, the net Purchased Loan receivable balance was 27.5% and 30.3%, respectively, of the total net Loans receivable balance.

Results of Operations
     The following is a discussion of our results of operations and income statement data on a consolidated basis:

		Years Ended		% Change
	December 31,			2009 to	2008 to
(Dollars in thousands, except per share data)	2009	2008	2007	2008	2007
Revenue:
Finance charges	$329,437	$286,823	$220,473	14.9%	30.1%
Premiums earned	33,605	3,967	361	747.1%	998.9%
Other income	17,622	21,396	19,093	-17.6%	12.1%

Total revenue	380,664	312,186	239,927	21.9%	30.1%
Costs and expenses:
Salaries and wages	66,893	68,993	55,396	-3.0%	24.5%
General and administrative	30,391	27,536	27,202	10.4%	1.2%
Sales and marketing	14,808	16,776	17,493	-11.7%	-4.1%
Provision for credit losses	(12,164)	46,029	19,947	-126.4%	130.8%
Interest	32,399	43,189	36,669	-25.0%	17.8%
Provision for claims	19,299	2,651	39	628.0%	6697.4%

Total costs and expenses	151,626	205,174	156,746	-26.1%	30.9%

Income from continuing operations before provision for income taxes	229,038	107,012	83,181	114.0%	28.6%

Provision for income taxes	82,992	39,944	29,567	107.8%	35.1%

Income from continuing operations	146,046	67,068	53,614	117.8%	25.1%

Discontinued operations
Gain (loss) from discontinued United Kingdom operations	137	307	(562)	-55.4%	-154.6%
(Credit) provision for income taxes	(72)	198	(1,864)	-136.4%	-110.6%

Gain from discontinued operations	209	109	1,302	91.7%	-91.6%

Net income	$146,255	$67,177	$54,916	117.7%	22.3%

Net income per common share:
Basic	$4.78	$2.22	$1.83

Diluted	$4.62	$2.16	$1.76

Income from continuing operations per common share:
Basic	$4.77	$2.22	$1.78

Diluted	$4.61	$2.16	$1.72

Gain from discontinued operations per common share:
Basic	$0.01	$—	$0.04

Diluted	$0.01	$—	$0.04

Weighted average shares outstanding:
Basic	30,590,142	30,249,783	30,053,129
Diluted	31,668,895	31,105,043	31,153,688

Continuing Operations
     Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
     The following table highlights changes for the year ended December 31, 2009, as compared to 2008:

Year Ended
December 31, 2009
Average outstanding balance of Loan portfolio	7.3%

Finance charges	14.9%

Premiums earned, net of provision for claims	987.1%

Operating expenses	-1.1%

Provision for credit losses	-126.4%

Interest expense	-25.0%

Income from continuing operations	117.8%
     Income from continuing operations increased for the year ended December 31, 2009 primarily due to the following:
•	decreased provision for credit losses due to an improvement in the performance of our Loan portfolio;

•	increased finance charges due primarily to an increase in the average yield on our Loan portfolio and an increase in the average outstanding balance of our Loan portfolio;

•	decreased interest expense due to a reduction in the average outstanding debt balance and a reduction in market rates on our floating rate outstanding debt; and

•	increased premiums earned, net of provision for claims, due to the formation of VSC Re during the fourth quarter of 2008.
     VSC Re earnings are recognized on an accrual basis and recorded as premiums earned less premium tax and provision for claims. Previously, earnings on vehicle service contracts, excluding our commissions, were recorded as other income and realized when profit sharing payments were received from third party administrators. The following table shows the after-tax earnings from VSC Re and profit sharing payments received and recorded as other income for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Premiums earned less premium tax and provision for claims (after tax)	$8,814	$754
Earnings from profit sharing payments (after tax)	74	1,928

	$8,888	$2,682

     The financial results from VSC Re for the year ended December 31, 2009 include $2.1 million of after-tax earnings related to a revision in our timing used to recognize premiums earned. During the third quarter of 2009, we revised our timing in order to better match the timing of our revenue recognition with our expected costs of servicing our vehicle service contracts, which is based on our historical claims experience.
     Finance Charges. For the year ended December 31, 2009, finance charges increased $42.6 million, or 14.9%, as compared to 2008. The increase was primarily the result of:
•	An increase in the average yield on our Loan portfolio resulting from pricing changes implemented during the first nine months of 2008, partially offset by pricing changes implemented during the fourth quarter of 2009, and an increase in forecasted collection rates during 2009. For the years ended December 31, 2009 and 2008, the average yield on our Loan portfolio was 31.4% and 28.5%, respectively.

•	An increase in the average Loans receivable balance due to growth of 13.3% in new Loan dollar volume during 2008, partially offset by a 20.9% decline in new Loan dollar volume during 2009.
     Premiums Earned and Provision for Claims. For the year ended December 31, 2009, premiums earned and provision for claims increased $29.6 million and $16.6 million, respectively, as compared to 2008. The increases were the result of our formation of VSC Re during the fourth quarter of 2008.

     We formed VSC Re in order to enhance our control over and the security in the trust assets that are used to pay future vehicle service contract claims. Prior to October 31, 2009, VSC Re reinsured vehicle service contracts that were underwritten by two of our three third party insurers. Effective October 31, 2009, we terminated our arrangement with one of our three third party insurers. VSC Re currently reinsures vehicle service contracts that are underwritten by one of our two third party insurers. Premiums from the reinsurance of vehicle service contracts are recognized over the life of the policy in proportion to expected costs of servicing those contracts. Expected costs are determined based on historical claims experience. A provision for claims is recognized in the period the claims are incurred. The amount of income we earn from the vehicle service contracts over time is not expected to be impacted by the formation of VSC Re, as both before and after the formation, the income we recognize, excluding our commissions, is based on the amount by which vehicle service contract premiums exceed claims. However, the formation of VSC Re impacts the timing of income recognition and the income statement presentation. Prior to the formation of VSC Re, our agreements with vehicle service contract TPAs allowed us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. Profit sharing payments were received periodically, primarily during the first quarter of each year, and were recognized on a net basis (premiums earned less claims incurred) as other income in the period received.
     Premiums earned for the year ended December 31, 2009 include $3.5 million of revenue related to a revision in our revenue recognition timing. We revised our revenue recognition timing in order to better match the timing with our expected costs of servicing those contracts.
     Other Income. For the year ended December 31, 2009, other income decreased $3.8 million, or 17.6%, as compared to 2008. The decrease was primarily the result of:
•	The formation of VSC Re, as discussed above, which eliminated the profit sharing arrangements related to vehicle service contracts, except for vehicle service contracts written prior to 2008 through one of the TPAs. For the year ended December 31, 2008, we earned $3.1 million related to vehicle service contract profit sharing payments compared to $0.1 million for the same period in 2009.

•	Decreased interest income on restricted cash related to the secured financings due to a decrease in interest rates earned on cash investments relating to secured financing transactions and a decrease in the average outstanding balance. For the year ended December 31, 2008, we earned $1.4 million in interest income related to secured financings compared to $0.2 million for the same period in 2009.

•	Decreased GAP profit sharing payments resulting from an increase in GAP claims paid as a percentage of premiums written. For the year ended December 31, 2008, we received $0.7 million in GAP profit sharing payments compared to $0.1 million for the same period in 2009.
     Salaries and Wages. For the year ended December 31, 2009, salaries and wages expense decreased $2.1 million, or 3.0%, as compared to 2008. The decrease was primarily the result of:
•	A decrease of $2.4 million in salaries and wages related to Information Technology.

•	An increased percentage of Loan underwriting costs being deferred due to an increase in Dealer Loan unit volume as a percentage of total unit volume. For Dealer Loans, certain underwriting costs are considered Dealer Loan origination costs and are deferred and expensed over the life of the Dealer Loan as an adjustment to finance charge revenue while, for Purchased Loans, all underwriting costs are expensed immediately. Since Dealer Loans represent a larger proportion of total unit volume during 2009 as compared to the same period in prior year, the deferral was higher for the year ended December 31, 2009, as compared to 2008. Deferring the same proportion of underwriting costs during the year ended December 31, 2009 would have increased salaries and wages by approximately $2.2 million; partially offset by

•	An increase of $2.2 million related to stock-based compensation primarily due to the grant of restricted stock awards during 2009.
     General and Administrative. For the year ended December 31, 2009, general and administrative expense increased $2.9 million, or 10.4%, as compared to 2008 primarily resulting from (1) increased legal costs and (2) expenses related to the ongoing examination by the Internal Revenue Service.
     Sales and Marketing. For the year ended December 31, 2009, sales and marketing expense decreased $2.0 million, or 11.7%, as compared to 2008. The decrease was primarily due to lower sales commissions reflecting a decrease of 8.5% in Consumer Loan unit volume for the year ended December 31, 2009 and the discontinuance of certain Dealer-Partner support programs and lower utilization of various other Dealer-Partner programs.
     Provision for Credit Losses. For the year ended December 31, 2009, the provision for credit losses decreased $58.2 million, or 126.4%, as compared to 2008. The decrease was the result of an improvement in the performance of our Loan portfolio. During the year ended December 31, 2009, forecasted collection rates increased on previously impaired Loan pools and as a result, a portion of this increase was recognized as a reversal of previously recorded provision for credit losses. During the second quarter of 2008, as a result of lower than expected realized collection rates, we reduced estimated future net cash flows by $22.2 million, or 1.7% of the total undiscounted net cash flow stream expected from our Loan portfolio, which resulted in a provision for credit losses of $20.8 million. During the fourth quarter of 2008, we reduced estimated future net cash flows by an additional $9.5 million, or 0.7% of the total undiscounted net cash flow stream expected from our Loan portfolio. In addition, during the fourth quarter of 2008, we revised the estimated timing of future collections to reflect reduced prepayment expectations as a result of recent trends. The fourth quarter of 2008 forecast modifications resulted in a provision for credit losses of $10.6 million. For additional information regarding the changes in forecasted collection rates during 2009 and 2008, see discussions of Consumer Loan Performance and Critical Accounting Estimates in this Item 7 of this Form 10-K.
     Interest. For the year ended December 31, 2009, interest expense decreased $10.8 million, or 25.0%, as compared to 2008. The following table shows interest expense, the average outstanding debt balance and the pre-tax average cost of debt for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Interest expense	$32,399	$43,189

Average outstanding debt balance	$575,482	$660,804

Pre-tax average cost of debt	5.6%	6.5%
     For the year ended December 31, 2009, the decrease in interest expense was due to a reduction in the average outstanding debt balance and a reduction in our pre-tax average cost of debt due to reductions in market rates. The reductions in market rates were slightly offset by less favorable pricing on our revolving credit facilities.
     Provision for Income Taxes. For the year ended December 31, 2009, the effective tax rate decreased to 36.2%, from 37.3% in 2008. The decrease was primarily due to the decrease in the reserve for uncertain tax positions recorded during the third and fourth quarters of 2009.
     Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     The following table highlights changes for the year ended December 31, 2008, as compared to 2007:

Year Ended
December 31, 2008
Average outstanding balance of Loan portfolio	33.8%

Finance charges	30.1%

Premiums earned, net of provision for claims	308.7%

Operating expenses	13.2%

Provision for credit losses	130.8%

Interest expense	17.8%

Income from continuing operations	25.1%
     Income from continuing operations increased for the year ended December 31, 2008 primarily due to the following:
•	Increased finance charges due primarily to an increase in the average outstanding balance of our Loan portfolio, partially offset by a decrease in the average yield on our Loan portfolio; and

•	Increased premiums earned, net of provision for claims, due to the formation of VSC Re during the fourth quarter of 2008.

     These increases were partially offset by:
•	Increased provision for credit losses resulting from reductions in forecasted collection rates during the second and fourth quarters of 2008;

•	Increased interest expense due to an increase in the average outstanding debt balance partially offset by a reduction in our pre-tax average cost of debt; and

•	Increased operating expenses primarily related to salaries and wages.
     Finance Charges. For the year ended December 31, 2008, finance charges increased $66.4 million, or 30.1%, as compared to 2007. The increase was primarily the result of an increase in the average outstanding balance of our Loan portfolio due to an increase in the number of active Dealer-Partners partially offset by a reduction in volume per active Dealer-Partner; partially offset by a decrease in the average yield on our Loan portfolio primarily due to declining Loan performance partially offset by more attractive pricing on 2008 originations. For the years ended December 31, 2008 and 2007, the average yield on our Loan portfolio was 28.4% and 29.6%, respectively.
     Premiums Earned and Provision for Claims. For the year ended December 31, 2008, premiums earned and provision for claims increased $3.6 million and $2.6 million, respectively. During the fourth quarter of 2008, we formed VSC Re in order to enhance our control and the security of the trust assets that are used to pay future vehicle service contract claims. During 2008, VSC Re reinsured vehicle service contracts that were underwritten by two of our three third party insurers. Our financial results for the year ended December 31, 2008 reflect two months of VSC Re activity, including $3.9 million in premiums earned and $2.7 million in provision for claims.
     Other Income. For the year ended December 31, 2008, other income increased $2.3 million, or 12.1%, as compared to 2007. The increase was primarily the result of increased periodic vehicle service contract and GAP profit sharing payments received during the year from third party vehicle service contract and guaranteed asset protection providers. Since we had only received these payments since 2007, the amounts of these payments were not estimable due to a lack of historical information. As a result, the revenue related to these payments was recognized in the period the payments were received. For the year ended December 31, 2008 we received a total of $3.7 million in vehicle service contract and GAP profit sharing payments compared to $1.2 million in payments received in 2007.
     Salaries and Wages. For the year ended December 31, 2008, salaries and wages expense increased $13.6 million, or 24.5%, as compared to 2007. The increase was primarily a result of:
•	An increase of $6.6 million related to our support functions. This increase was primarily related to increases in Information Technology, Analytics, and Finance to support current and expected future growth.

•	An increase of $5.1 million related to our servicing functions primarily due to the 33.8% increase in the average outstanding balance of our Loan portfolio.

•	An increase of $2.1 million related to our originations functions due to a decreased percentage of Loan underwriting costs being deferred due to a decrease in Dealer Loan unit volume as a percentage of total unit volume. For Dealer Loans, certain underwriting costs are considered Dealer Loan origination costs and are deferred and expensed over the life of the Dealer Loan as an adjustment to finance charge revenue while, for Purchased Loans, all underwriting costs are expensed immediately. Since Dealer Loans represent a smaller proportion of total unit volume during 2008 as compared to the same period in prior year, the deferral was smaller for the year ended December 31, 2008, as compared to 2007. Deferring the same proportion of underwriting costs during the year ended December 31, 2008 would have decreased salaries and wages by approximately $1.4 million.
     Sales and Marketing. For the year ended December 31, 2008, sales and marketing expense decreased $0.7 million, or 4.1%, as compared to 2007. The decrease was primarily due to the discontinuance of certain Dealer-Partner support programs, lower utilization of various other Dealer-Partner programs, and the elimination of our national Dealer-Partner convention during 2008. These decreases were offset by an increase in sales commissions reflecting an increase of 13.7% in Consumer Loan unit volume for the year ended December 31, 2008.
     Provision for Credit Losses. For the year ended December 31, 2008, the provision for credit losses increased $26.1 million, or 130.8%, as compared to 2007. The increase was primarily due to reductions in our forecasted collection rates during the second and fourth quarters of 2008 as a result of lower than expected realized collection rates during these periods. During the second quarter of 2008, we reduced estimated future net cash flows by $22.2 million, or 1.7% of the total undiscounted net cash flow stream expected from our Loan portfolio, which resulted in a provision for credit losses of $20.8 million. During the fourth quarter of 2008, we reduced estimated future net cash flows by an additional $9.5 million, or 0.7% of the total undiscounted net cash flow stream expected from our Loan portfolio. In addition, during the fourth quarter of 2008, we revised the estimated timing of future collections to reflect declining trends in Consumer Loan prepayments. The fourth quarter of 2008 forecast modifications resulted in a provision for credit losses of $10.6 million. For additional information regarding the reduction in forecasted collection rates, see discussions of Consumer Loan Performance and Critical Accounting Estimates in this Item 7 of this Form 10-K.
     Interest. For the year ended December 31, 2008, interest expense increased $6.5 million, or 17.8%, as compared to 2007. The following table shows interest expense, the average outstanding debt balance and the pre-tax average cost of debt for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
(Dollars in thousands)	2008	2007
Interest expense	$43,189	$36,669

Average outstanding debt balance	$660,804	$469,704

Pre-tax average cost of debt	6.5%	7.8%
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
Critical Accounting Estimates
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP.
     Our significant accounting policies are discussed in Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and involve a high degree of subjective or complex judgment, and the use of different estimates or assumptions could produce materially different financial results.
Finance Charge Revenue & Allowance for Credit Losses

Balance Sheet Captions:	Loans receivable

Allowance for credit losses

Income Statement Captions:	Finance charges

Provision for credit losses

Nature of Estimates Required:	Estimating the amount and timing of future collections and Dealer Holdback payments.

Assumptions and Approaches Used:	For accounting purposes, we are not considered to be an originator of Consumer Loans, but instead are considered to be a lender to our Dealer-Partners for Consumer Loans assigned under our Portfolio Program, and a purchaser of Consumer Loans assigned under our Purchase Program. As a result of this classification, our accounting policies for recognizing finance charge revenue and determining our allowance for credit losses may be different from other lenders in our market, who, based on their different business models, may be considered to be a direct lender to consumers for accounting purposes. For additional information regarding our classification as a lender to our Dealer-Partners for accounting purposes, see Note 1 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

We recognize finance charges under the interest method such that revenue is recognized on a level-yield basis based upon forecasted cash flows. For

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

Future collections on Dealer and Purchased Loans are forecasted based on the historical performance of Consumer Loans with similar characteristics, adjusted for recent trends in payment patterns. Dealer Holdback is forecasted based on the expected future collections and current advance balance of each Dealer Loan. During the first quarter of 2008, we implemented a new methodology for forecasting future collections on Consumer Loans. The new methodology increased the dollar amount of overall forecasted collections by 0.3%. While the new methodology produces overall collection rates that are very similar to those produced by the prior methodology, the new methodology utilizes a more sophisticated approach which allows us to expand the number of variables on which the forecast is based. As a result, we believe the new forecast improves the precision of our estimates in two respects: (i) the new forecast is believed to be more accurate when applied to a smaller group of Consumer Loans, which allows us to forecast more accurately at the dealer pool level and more precisely measure the performance of specific segments of our portfolio and (ii) the new forecast is believed to be more sensitive to changes in Consumer Loan performance and will allow us to react more quickly to changes in Consumer Loan performance. Implementation of the new methodology resulted in a reversal of $3.4 million in provision for credit losses as higher forecasted collections reduced the amount of Loan impairment. In conjunction with our implementation of the new forecasting methodology, we reevaluated our forecast of future collections on old, fully-reserved Dealer Loans. As a result, we wrote off $22.7 million of Dealer Loans and the related allowance for credit losses as we were no longer forecasting any future collections on these Dealer Loans. This write-off had no impact on net income for the first quarter of 2008 as all of these Dealer Loans were fully-reserved.

Our forecast of future collections prior to the second quarter of 2008 assumed that Consumer Loans within our current portfolio would produce similar collection rates as produced by historical Consumer Loans with the same attributes. During the second quarter of 2008, we modified our forecast to assume that Consumer Loans assigned during 2006, 2007 and 2008 would perform 100 to 300 basis points lower than historical Consumer Loans with the same attributes. As a result, we reduced our estimate of future cash flows by $22.2 million, or 1.7% of the total undiscounted cash flow stream expected from our Loan portfolio. Of the total reduction, $20.8 million was recorded as provision for credit losses during the second quarter of 2008. We did not modify our forecast related to 2005 and prior Consumer Loans as these Consumer Loans continued to perform as expected.

During the fourth quarter of 2008, we again realized lower than expected collection rates and as a result implemented an additional modification to our forecasting methodology. This modification reduced estimated future net cash flows by $9.5 million, or 0.7% of the total undiscounted cash flow stream expected from our Loan portfolio. The adjustment impacted only Consumer Loans assigned during the fourth quarter of 2007 and during 2008. Forecasted collection rates on Consumer Loans assigned on or before September 30, 2007 were not modified as collection results during the fourth quarter of 2008 were consistent with our expectations. In addition, during the fourth quarter of 2008, we revised the estimated timing of future collections to reflect declining trends in Consumer Loan prepayments. During 2008, we experienced a reduction in prepayments, which typically result from payoffs that occur when consumers reestablish a positive credit history, trade-in their vehicle, and finance another vehicle purchase with a more traditional auto loan. As the availability of traditional financing was curtailed during this period as a result of economic conditions, prepayment rates had declined. As a result of these forecast modifications, we recognized a provision for credit losses of $10.6 million during the fourth quarter of 2008.

Key Factors:	Variances in the amount and timing of future collections and Dealer Holdback payments from current estimates could materially impact earnings in future periods.

A 1% decline in the forecasted future net cash flows on Loans at December 31, 2009 would have reduced 2009 net income by approximately $3.8 million.
Premiums Earned

Balance Sheet Captions:	Accounts payable and accrued liabilities

Income Statement Caption:	Premiums earned

Nature of Estimates Required:	Estimating the pattern of future claims on vehicle service contracts.

Assumptions and Approaches Used:	Premiums from the reinsurance of vehicle service contracts are recognized over the life of the policy in proportion to the expected costs of servicing those contracts. Expected costs are determined based on our historical claims experience. In developing our cost expectations, we stratify our historical claims experience into groupings based on contractual term, as this characteristic has led to different patterns of cost incurrence in the past. We will continue to update our analysis of historical costs under the vehicle service contract program as appropriate, including the consideration of other characteristics that may have led to different patterns of cost incurrence, and revise our revenue recognition timing for any changes in the pattern of our expected costs as they are identified.

Premiums earned for the year ended December 31, 2009 include $3.5 million of revenue related to a revision in our revenue recognition timing. We revised our revenue recognition timing during the third quarter of 2009 in order to better match the timing with our expected costs of servicing those contracts.

Key Factors:	Variances in the pattern of future claims from our current estimates would impact the timing of premiums recognized in future periods. A 10% change in premiums earned for the year ended December 31, 2009 would have affected 2009 net income by approximately $2.1 million.

Stock-Based Compensation Expense

Balance Sheet Caption:	Paid-in capital

Income Statement Caption:	Salaries and Wages

Nature of Estimates Required:	Stock-based compensation expense is based on the fair value on the date the equity instrument is granted or awarded by us, and is recognized over the expected vesting period of the equity instrument. We also estimate expected forfeiture rates of restricted stock awards.

Assumptions and Approaches Used:	In recognizing restricted stock compensation expense, we make assumptions regarding the expected forfeiture rates of the restricted stock awards. We also make assumptions regarding the expected vesting dates of performance-based restricted stock awards.

The fair value of restricted stock awards are estimated as if they were vested and issued on the grant date and are recognized over the expected vesting period of the restricted stock award. For additional information, see Notes 2 and 11 to the consolidated financial statements contained in Item 8 of this Form 10-K, which are incorporated herein by reference.

Key Factors:	Changes in the expected vesting dates of performance-based restricted stock awards and expected forfeiture rates would impact the amount and timing of stock-based compensation expense recognized in future periods. A 10% change in stock-based compensation expense for the year ended December 31, 2009 would have affected 2009 net income by approximately $0.4 million.
Litigation and Contingent Liabilities

Balance Sheet Caption:	Accounts payable and accrued liabilities

Income Statement Caption:	General and administrative expense

Nature of Estimates Required:	Estimating the likelihood of adverse legal judgments and any resulting damages owed.

Assumptions and Approaches Used:	With assistance from our legal counsel, we determine if the likelihood of an adverse judgment for various claims and litigation is remote, reasonably possible, or probable. To the extent we believe an adverse judgment is probable and the amount of the judgment is estimable, we recognize a liability. For information regarding the potential various claims against us, see Note 13 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Key Factors:	Negative variances in the ultimate disposition of claims and litigation outstanding from current estimates could result in additional expense in future periods.

Uncertain Tax Positions

Balance Sheet Captions:	Income taxes receivable

Accounts payable and accrued liabilities

Income Statement Caption:	Provision for income taxes

Nature of Estimates Required:	Estimating the impact of an uncertain income tax position on the income tax return.

Assumptions and Approaches Used:	We follow a two-step approach for recognizing uncertain tax positions. First, we evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, for positions that we determine are more-likely-than-not to be sustained, we recognize the tax benefit as the largest benefit that has a greater than 50% likelihood of being sustained. We establish a liability for unrecognized tax benefits and related interest and penalties. We adjust this liability in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or more information becomes available. For additional information, see Note 10 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Key Factors:	To the extent we prevail in matters for which a liability has been established or are required to pay amounts in excess of our established liability, our effective income tax rate in future periods could be materially affected.

Liquidity and Capital Resources
     We need capital to fund new Loans and pay Dealer Holdback. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) asset-backed secured financings with qualified institutional investors; and (4) Senior Secured Notes due 2017. There are various restrictive debt covenants for each financing arrangement and we are in compliance with those covenants as of December 31, 2009. For information regarding these financings and the covenants included in the related documents, see Note 7 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.
     During the fourth quarter of 2009, we completed a $110.5 million asset-backed secured financing, and on February 1, 2010, we issued $250.0 million of Senior Notes. The net proceeds from these financings were used to repay outstanding indebtedness under our revolving credit facility and our $325.0 million secured warehouse facility. After these repayments, we have over $450.0 million in available borrowing capacity. Our first priority is to ensure we have the available capacity to fund expected new Consumer Loan assignments. While the successful completion of these financings will improve our position in that regard, we intend to continue to work to (1) secure additional borrowing capacity, (2) increase the diversity of our funding sources, and (3) extend the term of one or more of our revolving credit facility and our revolving secured warehouse facilities. To the extent we determine our ability to fund expected new Consumer Loan assignments has been effectively provided for, we may then consider share repurchases or cash dividends, for which borrowed funds could be used if then available.
     Cash and cash equivalents decreased to $2.2 million as of December 31, 2009 from $3.2 million at December 31, 2008. Our total balance sheet indebtedness decreased to $507.0 million at December 31, 2009 from $641.7 million at December 31, 2008 as the net cash provided by our operating activities and principal collections from our Loan portfolio exceeded the cash used to fund new Loans.
     Restricted cash and cash equivalents increased to $82.5 million at December 31, 2009 from $80.3 million at December 31, 2008. The following table summarizes restricted cash and cash equivalents:

	As of December 31,
(in thousands)	2009	2008
Cash collections related to secured financings	$42,115	$48,956
Cash held in trusts for future vehicle service contract claims (1)	40,341	31,377

Total restricted cash and cash equivalents	$82,456	$80,333

(1)	The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.
     As of December 31, 2009 and 2008, restricted securities available for sale were $3.1 million and $3.3 million, respectively. Restricted securities available for sale consist of amounts held in accordance with vehicle service contract trust agreements.
     Senior Notes
     The Senior Notes were issued pursuant to an indenture, dated as of February 1, 2010 (the “Indenture”), among the Company; our wholly-owned subsidiaries BVPP and Vehicle Remarketing Services, Inc. (“VRS” and together with BVPP, the “Guarantors”); and U.S. Bank National Association, as trustee (the “Trustee”). The description of the Indenture below is qualified in its entirety by reference to the complete text of the Indenture, a copy of which is filed as Exhibit 4(f)(129) to our Form 8-K filed on February 5, 2010.
     Concurrently with the issuance of the Senior Notes, we entered into the Ninth Amendment (the “Ninth Amendment’), dated as of February 1, 2010, to its Fourth Amended and Restated Credit Agreement, dated as of February 7, 2006, as amended (the “Credit Agreement”), with the financial institutions party thereto (collectively, the “Banks”), and Comerica Bank, as administrative agent for the Banks; and the Company and the Guarantors entered into the Fourth Amended and Restated Security Agreement (the “Amended Security Agreement”), dated as of February 1, 2010, with Comerica Bank, as collateral agent, amending and restating the Third Amended and Restated Security Agreement dated as of February 7, 2006, as previously amended (the “Security Agreement”), and an Amended and Restated Intercreditor Agreement (the “Amended Intercreditor Agreement”), dated as of February 1, 2010, with the Trustee and Comerica Bank, as the collateral agent and the administrative agent, amending and restating the Intercreditor Agreement, dated as of December 15, 1998, as previously amended (the “Intercreditor Agreement”). The Ninth Amendment, the Amended Security Agreement and the Amended Intercreditor Agreement make technical adjustments to the Credit Agreement, the

Security Agreement and the Intercreditor Agreement, respectively, to facilitate the issuance of the Senior Notes and future secured indebtedness.
     The Senior Notes mature on February 1, 2017 and bear interest at a rate of 9.125% per annum. Interest on the Senior Notes is computed on the basis of a 360-day year composed of twelve 30-day months and is payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2010. The Senior Notes were issued at 97.495% of the aggregate principal amount for gross proceeds of $243.7 million, representing a yield to maturity of 9.625%.
     Guarantees and security — The Senior Notes are guaranteed on a senior secured basis by the Guarantors, which are also guarantors of obligations under the Credit Agreement. Our other existing and future subsidiaries may become guarantors of the Senior Notes in the future. The Indenture provides for a guarantor of the Senior Notes to be released from its obligations under its guarantee of the Senior Notes under specified circumstances.
     The Senior Notes and the Guarantors’ Senior Note guarantees are secured on a first-priority basis (subject to specified exceptions and permitted liens), together with all indebtedness outstanding from time to time under the Credit Agreement and, under certain circumstances, certain future indebtedness, by a security interest in substantially all of our assets and the Guarantors, subject to certain exceptions such as real property, cash (except to the extent it is deposited with the collateral agent), certain leases and equity interests of our subsidiaries (other than those of specified subsidiaries including the Guarantors). Our assets and the Guarantors securing the Senior Notes and the Senior Note guarantees (the “Senior Notes collateral”) will not include our assets transferred to special purpose subsidiaries in connection with securitization transactions and will generally be the same as the collateral securing indebtedness under the Credit Agreement and, under certain circumstances, certain future indebtedness, subject to certain limited exceptions as provided in the Amended Security Agreement and Amended Intercreditor Agreement.
     Redemption options - On or after February 1, 2014, the Issuers may redeem all or a part of the Senior Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest and special interest, if any, to the applicable redemption date. In addition, at any time prior to February 1, 2014, the Issuers may, on one or more than one occasions, redeem some or all of the Senior Notes at any time at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus a “make-whole” premium as of, and accrued and unpaid interest and special interest, if any, to, the applicable redemption date. At any time prior to February 1, 2013, the Issuers may also redeem up to 35% of the aggregate principal amount of Senior Notes, using the proceeds of certain qualified equity offerings, at a redemption price of 109.125% of the principal amount.
     Requirements to repurchase - If we experience specified change of control events, the Issuers must offer to repurchase the Senior Notes at a repurchase price equal to 101% of the principal amount of the Senior Notes repurchased, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date. If we or our subsidiaries sell assets under specified circumstances, the Issuers must offer to repurchase the Senior Notes at a repurchase price equal to 100% of the principal amount of the Senior Notes repurchased, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date.
     Covenants - The Indenture requires that we maintain a ratio of consolidated funded debt to consolidated tangible net worth of no more than 3.25 to 1.0 as of the end of each fiscal quarter and a collateral coverage ratio of at least 1.25 to 1.0. The Indenture also contains covenants that limit our ability and our subsidiaries ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay dividends or purchase capital stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) merge, consolidate or sell all or substantially all of their assets; and (vii) enter into transactions with affiliates. These covenants are subject to a number of important limitations and exceptions. As of December 31, 2009, we are in compliance with all our debt covenants including those that require the maintenance of certain financial ratios and other financial conditions.

Contractual Obligations
     A summary of the total future contractual obligations requiring repayments as of December 31, 2009 is as follows (in thousands):

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years	Other
Long-term debt, including current maturities and capital leases (1)	$506,979	$110,677	$392,525	$3,777	$—
Operating lease obligations	2,878	782	1,783	313	—
Purchase obligations (2)	642	642	—	—	—
Other future obligations (3)	11,830	—	—	—	11,830

Total contractual obligations (4)	$522,329	$112,101	$394,308	$4,090	$11,830

(1)	Long-term debt obligations included in the above table consist solely of principal repayments. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 7 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference. Based on the actual amounts outstanding under our revolving line of credit and warehouse facilities at December 31, 2009, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of December 31, 2009, interest is expected to be approximately $14.7 million during 2010; $11.0 million during 2011; and $2.6 million during 2012 and thereafter. See Note 14 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference, for information regarding additional long-term debt obligations arising in 2010 as a result of the Senior Notes.

(2)	Purchase obligations consist solely of contractual obligations related to our information system needs.

(3)	Other future obligations included in the above table consist solely of reserves for uncertain tax positions. Payments are contingent upon examination and would occur in the periods in which the uncertain tax positions are settled.

(4)	We have contractual obligations to pay Dealer Holdback to our Dealer-Partners; however, as payments of Dealer Holdback are contingent upon the receipt of consumer payments and the repayment of advances, these obligations are excluded from the table above.
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
Market Risk
     We are exposed primarily to market risks associated with movements in interest rates. Our policies and procedures prohibit the use of financial instruments for speculative purposes. A discussion of our accounting policies for derivative instruments is included in Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.
     Interest Rate Risk. We rely on various sources of financing, some of which contain floating rates of interest and expose us to risks associated with increases in interest rates. We manage such risk primarily by entering into interest rate cap and interest rate swap agreements.
     As of December 31, 2009, we had $97.3 million of floating rate debt outstanding on our revolving secured line of credit, with no interest rate protection. For every 1.0% increase in rates on our revolving secured line of credit, annual after-tax earnings would decrease by approximately $0.6 million, assuming we maintain a level amount of floating rate debt.
     As of December 31, 2009, we had $152.6 million and $50.0 million in floating rate debt outstanding under our $325.0 million revolving secured warehouse facility and our $75.0 million revolving secured warehouse facility, respectively, covered by interest rate caps with cap rates of 6.75% on the underlying benchmark rate. Based on the difference between the rates on our revolving secured warehouse facilities at December 31, 2009 and the interest rate caps rate, our maximum interest rate risk on the $325.0 million and $75.0 million secured warehouse facilities is 6.51% and 6.52%, respectively. This maximum interest rate risk would reduce annual after-tax earnings by approximately $8.3 million, assuming we maintain a level amount of floating rate debt.

     We have entered into an interest rate swap to convert the remaining $25.0 million of the $75.0 million revolving secured warehouse facility into fixed rate debt, bearing an interest rate of 5.1%. This interest rate swap was executed in September 2009. The fair value of this interest rate swap is based on quoted prices for similar instruments in active markets, which are influenced by a number of factors, including interest rates, amount of debt outstanding, and number of months until maturity.
     As of December 31, 2009 we had $66.5 million in floating rate debt outstanding under our asset-backed secured financing. We have entered into an interest rate swap, which was effective on the funding date to convert the floating rate asset-backed secured borrowing into fixed rate debt bearing a rate of 6.37%. The fair value of the interest rate swap is based on quoted prices for similar instruments in active markets, which are influenced by a number of factors, including interest rates, amount of debt outstanding, and number of months until maturity.
     We have designated the interest rate swaps related to the $25.0 million revolving secured warehouse facility and the $66.5 million asset-backed secured financing as cash flow hedges. The effective portion of changes in the fair value of the swaps will be recorded in other comprehensive income, net of income taxes, and the ineffective portion of changes in fair value are recorded in interest expense. There has been no such ineffectiveness in either swap since the inception of the hedges through December 31, 2009.
New Accounting Pronouncements
     See Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference, for information concerning the following new accounting pronouncements and the impact of the implementation of these pronouncements on our financial statements:
•	Disclosures About Derivative Instruments and Hedging Activities

•	Interim Disclosures about Fair Value of Financial Instruments

•	Recognition and Presentation of Other-Than-Temporary Impairments

•	Subsequent Events

•	Accounting for Transfers of Financial Assets

•	Amendments to FASB Interpretation No. 46(R)

•	The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
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
     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth under Item 1A of this Form 10-K, which is incorporated herein by reference, elsewhere in this report and the risks and uncertainties discussed in our other reports filed or furnished from time to time with the SEC.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information called for by Item 7A is incorporated herein by reference from the information in Item 7 under the caption “Market Risk” in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of Credit Acceptance Corporation
We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan Corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Acceptance Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Credit Acceptance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ GRANT THORNTON LLP
Southfield, Michigan
March 3, 2010

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Dollars in thousands, except per share data)	2009	2008
ASSETS:
Cash and cash equivalents	$2,170	$3,154
Restricted cash and cash equivalents	82,456	80,333
Restricted securities available for sale	3,121	3,345

Loans receivable (including $12,674 and $15,383 from affiliates as of December 31, 2009 and December 31, 2008, respectively)	1,167,558	1,148,752
Allowance for credit losses	(117,545)	(130,835)

Loans receivable, net	1,050,013	1,017,917

Property and equipment, net	18,735	21,049
Income taxes receivable	3,956	—
Other assets	15,785	13,556

Total Assets	$1,176,236	$1,139,354

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$77,295	$83,948
Line of credit	97,300	61,300
Secured financing	404,597	574,175
Mortgage note and capital lease obligations	5,082	6,239
Deferred income taxes, net	93,752	75,060
Income taxes payable	—	881

Total Liabilities	678,026	801,603

Commitments and Contingencies — See Note 13

Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 31,158,217 and 30,666,691 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	311	306
Paid-in capital	24,370	11,829
Retained earnings	474,433	328,178
Accumulated other comprehensive loss, net of tax of $526 and $1,478 at December 31, 2009 and December 31, 2008, respectively	(904)	(2,562)

Total Shareholders’ Equity	498,210	337,751

Total Liabilities and Shareholders’ Equity	$1,176,236	$1,139,354

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2009	2008	2007
Revenue:
Finance charges	$329,437	$286,823	$220,473
Premiums earned	33,605	3,967	361
Other income	17,622	21,396	19,093

Total revenue	380,664	312,186	239,927

Costs and expenses:
Salaries and wages	66,893	68,993	55,396
General and administrative	30,391	27,536	27,202
Sales and marketing	14,808	16,776	17,493
Provision for credit losses	(12,164)	46,029	19,947
Interest	32,399	43,189	36,669
Provision for claims	19,299	2,651	39

Total costs and expenses	151,626	205,174	156,746

Income from continuing operations before provision for income taxes	229,038	107,012	83,181

Provision for income taxes	82,992	39,944	29,567

Income from continuing operations	146,046	67,068	53,614

Discontinued operations

Gain (loss) from discontinued United Kingdom operations	137	307	(562)

(Credit) provision for income taxes	(72)	198	(1,864)

Gain from discontinued operations	209	109	1,302

Net income	$146,255	$67,177	$54,916

Net income per common share:
Basic	$4.78	$2.22	$1.83

Diluted	$4.62	$2.16	$1.76

Income from continuing operations per common share:
Basic	$4.77	$2.22	$1.78

Diluted	$4.61	$2.16	$1.72

Gain from discontinued operations per common share:
Basic	$0.01	$—	$0.04

Diluted	$0.01	$—	$0.04

Weighted average shares outstanding:
Basic	30,590,142	30,249,783	30,053,129
Diluted	31,668,895	31,105,043	31,153,688
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated
	Total						Other
	Shareholders’	Comprehensive	Common Stock		Paid-In	Retained	Comprehensive
(Dollars and Shares in Thousands)	Equity	Income	Number	Amount	Capital	Earnings	Income (Loss)
Balance, January 1, 2007	$210,347		30,180	$302	$828	$209,253	$(36)
Cumulative affect due to adoption of FIN 48	(87)					(87)
Comprehensive income:
Net income	54,916	$54,916				54,916
Other comprehensive income:
Unrealized gain on securities available for sale, net of tax of $(26)	49	49					49

Total comprehensive income		$54,965

Stock-based compensation	4,659				4,659
Restricted stock awards, net of forfeitures	—		57	—	—
Repurchase of common stock	(9,530)		(371)	—	(6,449)	(3,081)
Stock options exercised	2,584		375	—	2,584
Tax benefit for exercised stock options	2,512		—	—	2,512

Balance, December 31, 2007	265,450		30,241	302	4,134	261,001	13

Comprehensive income:
Net income	67,177	$67,177				67,177
Other comprehensive income:
Unrealized loss on interest rate swap, net of tax of $1,488	(2,580)	(2,580)					(2,580)
Unrealized gain on securities available for sale, net of tax of $(3)	5	5					5

Total comprehensive income		$64,602

Stock-based compensation	4,309				4,309
Restricted stock awards, net of forfeitures	—		124	1	(1)
Repurchase of common stock	(66)		(4)	—	(66)
Stock options exercised	2,375		306	3	2,372
Tax benefit for exercised stock options	1,081		—	—	1,081

Balance, December 31, 2008	337,751		30,667	306	11,829	328,178	(2,562)

Comprehensive income:
Net income	146,255	$146,255				146,255
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax of $(957)	1,667	1,667					1,667
Unrealized loss on securities available for sale, net of tax of $5	(9)	(9)					(9)

Total comprehensive income		$147,913

Stock-based compensation	6,805				6,805
Restricted stock awards, net of forfeitures	—		163	—	—
Repurchase of common stock	(541)		(31)	—	(541)
Stock options exercised	1,941		359	5	1,936
Tax benefit for exercised stock options	4,341		—		4,341

Balance, December 31, 2009	$498,210		31,158	$311	$24,370	$474,433	$(904)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$146,255	$67,177	$54,916
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	(12,164)	46,029	19,947
Depreciation	5,139	5,342	4,105
Loss on retirement of property and equipment	100	74	196
Provision for deferred income taxes	17,740	11,777	20,346
Stock-based compensation	6,805	4,309	4,659
Change in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued liabilities	(4,029)	46	1,453
(Increase) decrease in income taxes receivable / increase (decrease) in income taxes payable	(4,837)	21,593	(8,978)
(Increase) decrease in other assets	(2,229)	(867)	1,106

Net cash provided by operating activities	152,780	155,480	97,750

Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(2,123)	(6,231)	(28,493)
Purchases of restricted securities available for sale	(1,451)	(1,514)	(550)
Proceeds from sale of restricted securities available for sale	—	373	—
Maturities of restricted securities available for sale	1,661	1,094	898
Principal collected on Loans receivable	661,246	610,029	577,244
Advances to Dealer-Partners and accelerated payments of Dealer Holdback	(533,465)	(524,496)	(571,197)
Purchases of Consumer Loans	(103,283)	(280,326)	(139,340)
Payments of Dealer Holdback	(44,269)	(58,503)	(70,950)
Net increase in other loans	(152)	(120)	(436)
Purchases of property and equipment	(2,925)	(6,341)	(7,659)

Net cash used in investing activities	(24,761)	(266,035)	(240,483)

Cash Flows From Financing Activities:
Borrowings under line of credit	630,900	809,700	633,500
Repayments under line of credit	(594,900)	(784,700)	(635,600)
Proceeds from secured financing	397,000	605,700	619,500
Repayments of secured financing	(566,578)	(519,590)	(476,579)
Principal payments under mortgage note and capital lease obligations	(1,157)	(1,526)	(1,429)
Repurchase of common stock	(541)	(66)	(9,530)
Proceeds from stock options exercised	1,941	2,375	2,584
Tax benefits from stock-based compensation plans	4,341	1,081	2,512

Net cash (used in) provided by financing activities	(128,994)	112,974	134,958

Effect of exchange rate changes on cash	(9)	23	(41)

Net (decrease) increase in cash and cash equivalents	(984)	2,442	(7,816)
Cash and cash equivalents, beginning of period	3,154	712	8,528

Cash and cash equivalents, end of period	$2,170	$3,154	$712

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$32,080	$43,255	$36,131
Cash paid during the period for income taxes	$67,563	$3,681	$14,506

Supplemental Disclosure of Non-Cash Transactions:
Property and equipment acquired through capital lease obligations	$—	$—	$563
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
     We refer to dealers who participate in our programs and who share our commitment to changing consumers’ lives as “Dealer-Partners”. Upon enrollment in our financing programs, the Dealer-Partner enters into a dealer servicing agreement with us that defines the legal relationship between Credit Acceptance and the Dealer-Partner. The dealer servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on retail installment contracts (referred to as “Consumer Loans”) from the Dealer-Partners to us. A consumer who does not qualify for conventional automobile financing can purchase a used vehicle from a Dealer-Partner and finance the purchase through us. We are an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the Dealer-Partner and assigned to us.
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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2007	94.8%	5.2%
June 30, 2007	83.8%	16.2%
September 30, 2007	74.5%	25.5%
December 31, 2007	70.6%	29.4%
March 31, 2008	70.2%	29.8%
June 30, 2008	65.4%	34.6%
September 30, 2008	69.2%	30.8%
December 31, 2008	78.2%	21.8%
March 31, 2009	82.3%	17.7%
June 30, 2009	86.0%	14.0%
September 30, 2009	89.0%	11.0%
December 31, 2009	90.8%	9.2%
Portfolio Program
As payment for the vehicle, the Dealer-Partner generally receives the following:
•	a down payment from the consumer;

•	a non-recourse cash payment (“advance”) from us; and

•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).
     We record the amount advanced to the Dealer-Partner as a Dealer Loan, which is classified within Loans receivable in our consolidated balance sheets. Cash advanced to Dealer-Partners is automatically assigned to the originating Dealer-Partner’s open pool of advances. We require Dealer-Partners to group advances into pools of at least 100 Consumer Loans. At the Dealer-Partner’s option, a pool containing at least 100 Consumer Loans can be closed and subsequent advances assigned to a new pool. All advances due from a Dealer-Partner are secured by the future collections on the Dealer-Partner’s portfolio of Consumer Loans assigned to us. For Dealer-Partners with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for Dealer Holdback. We perfect our security interest in the Dealer Loans by taking possession of the Consumer Loans, which list us as lien holder on the vehicle title.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. DESCRIPTION OF BUSINESS — (Continued)
     The dealer servicing agreement provides that collections received by us during a calendar month on Consumer Loans assigned by a Dealer-Partner are applied on a pool-by-pool basis as follows:
•	First, to reimburse us for certain collection costs;

•	Second, to pay us our servicing fee, which generally equals 20% of collections;

•	Third, to reduce the aggregate advance balance and to pay any other amounts due from the Dealer-Partner to us; and

•	Fourth, to the Dealer-Partner as payment of Dealer Holdback.
     Dealer-Partners have an opportunity to receive an accelerated Dealer Holdback payment at the time a pool of 100 or more Consumer Loans is closed. The amount paid to the Dealer-Partner is calculated using a formula that considers the forecasted collections and the advance balance on the closed pool. If the collections on Consumer Loans from a Dealer-Partner’s pool are not sufficient to repay the advance balance and any other amounts due to us, the Dealer-Partner will not receive Dealer Holdback.
     Since typically the combination of the advance and the consumer’s down payment provides the Dealer-Partner with a cash profit at the time of sale, the Dealer-Partner’s risk in the Consumer Loan is limited. We cannot demand repayment of the advance from the Dealer-Partner except in the event the Dealer-Partner is in default of the dealer servicing agreement. Advances are made only after the consumer and Dealer-Partner have signed a Consumer Loan contract, we have received the original Consumer Loan contract and supporting documentation, and we have approved all of the related stipulations for funding. The Dealer-Partner can also opt to repurchase Consumer Loans that have been assigned to us under the Portfolio Program, at their discretion, for a fee.
     For accounting purposes, the transactions described under the Portfolio Program are not considered to be loans to consumers. Instead, our accounting reflects that of a lender to the Dealer-Partner. The classification as a Dealer Loan for accounting purposes is primarily a result of (1) the Dealer-Partner’s financial interest in the Consumer Loan and (2) certain elements of our legal relationship with the Dealer-Partner. For each individual Dealer-Partner, the amount of the Dealer Loan recorded in Loans receivable is comprised of the following:
•	the aggregate amount of all cash advances to the Dealer-Partner;

•	finance charges;

•	Dealer Holdback payments;

•	accelerated Dealer Holdback payments; and

•	recoveries.
     Less:
•	collections (net of certain collection costs); and

•	write-offs.
     Purchase Program
     We began offering a Purchase Program on a limited basis in March of 2005. The Purchase Program differs from our Portfolio Program in that the Dealer-Partner receives a single payment from us at the time of origination instead of a cash advance and Dealer Holdback. Purchase Program volume increased significantly beginning in 2007 as the program was offered to additional Dealer-Partners and decreased in 2009 as a result of pricing changes we implemented in order to increase our profitability.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. DESCRIPTION OF BUSINESS — (Concluded)
     Program Enrollment
     Dealer-Partners that enroll in our programs have two enrollment options available to them. The first enrollment option allows Dealer-Partners to assign Consumer Loans under the Portfolio Program and requires payment of an upfront, one-time fee of $9,850. The second enrollment option, which became effective September 1, 2009, allows Dealer-Partners to assign Consumer Loans under the Portfolio Program and requires payment of an upfront, one-time fee of $1,950 and an agreement to allow us to keep 50% of their first accelerated Dealer Holdback payment. Prior to September 1, 2009, Dealer-Partners who chose the second enrollment option did not pay an upfront fee but agreed to allow us to keep 50% of their first accelerated Dealer Holdback payment. For all Dealer-Partners enrolling in our program after August 31, 2008, access to the Purchase Program is only granted after the first accelerated Dealer Holdback payment has been made under the Portfolio Program.
     Businesses in Liquidation. Effective June 30, 2003, we stopped originating Consumer Loans in the United Kingdom and we sold the remainder of the portfolio on December 30, 2005.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Our primary subsidiaries are: Buyer’s Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc., VSC Re Company, CAC Warehouse Funding Corp. II, CAC Warehouse Funding III, LLC, Credit Acceptance Funding LLC 2006-1, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Funding LLC 2007-1, Credit Acceptance Funding LLC 2007-2, Credit Acceptance Funding LLC 2008-1, and Credit Acceptance Funding LLC 2009-1.
Reportable Business Segments
     We have two reportable business segments: United States and Other. For information regarding our reportable segments, see Note 12 to the consolidated financial statements.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounts which are subject to significant estimation include the allowance for credit losses, finance charge revenue, premiums earned, stock-based compensation expense, contingencies, and uncertain tax positions. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
     Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.
Restricted Cash and Cash Equivalents
     Restricted cash and cash equivalents increased to $82.5 million at December 31, 2009 from $80.3 million at December 31, 2008. The following table summarizes restricted cash and cash equivalents:

	As of December 31,
(in thousands)	2009	2008
Cash collections related to secured financings	$42,115	$48,956
Cash held in trusts for future vehicle service contract claims (1)	40,341	31,377

Total restricted cash and cash equivalents	$82,456	$80,333

(1)	The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.

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
     Restricted securities available for sale consisted of the following:

	As of December 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
US Government and agency securities	$726	$18	$(2)	$742
Corporate bonds	2,381	7	(9)	2,379

Total restricted securities available for sale	$3,107	$25	$(11)	$3,121

	As of December 31, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
US Government and agency securities	$842	$53	$—	$895
Corporate bonds	2,475	9	(34)	2,450

Total restricted securities available for sale	$3,317	$62	$(34)	$3,345

     The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31,
	2009		2008
		Estimated		Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Contractual Maturity
Within one year	$1,486	$1,495	$1,665	$1,670
Over one year to five years	1,621	1,626	1,652	1,675

Total restricted securities available for sale	$3,107	$3,121	$3,317	$3,345

Finance Charges
     Finance charges is comprised of: (1) servicing fees earned as a result of servicing Consumer Loans assigned to us by Dealer-Partners under the Portfolio Program; (2) finance charge income from Purchased Loans; (3) fees earned from our third party ancillary product offerings; (4) monthly program fees charged to Dealer-Partners under the Portfolio Program; and (5) fees associated with certain Loans. We recognize finance charges under the interest method such that revenue is recognized on a level-yield basis based upon forecasted cash flows. For Dealer Loans only, certain direct origination costs such as salaries and credit reports are deferred and the net costs are recognized as an adjustment to finance charges over the life of the related Dealer Loan on a level-yield basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
     We provide Dealer-Partners the ability to offer vehicle service contracts to consumers. A vehicle service contract provides the consumer protection by paying for the repair or replacement of certain components of the vehicle in the event of a mechanical failure. Buyers Vehicle Protection Plan, Inc. (“BVPP”), our wholly-owned subsidiary, has relationships with third party administrators (“TPAs”) whereby the TPAs process claims on vehicle service contracts that are underwritten by third party insurers. BVPP receives a commission for all vehicle service contracts sold by our Dealer-Partners when the vehicle is financed by us. The commission is included in the retail price of the vehicle service contract which is added to the Consumer Loan. We provide Dealer-Partners with an additional advance based on the retail price of the vehicle service contract. We recognize our commission from the vehicle service contracts as part of finance charges on a level-yield basis based upon forecasted cash flows. We bear the risk of loss for claims on certain vehicle service contracts that are reinsured by us.
     BVPP also has a relationship with a TPA that allows Dealer-Partners to offer a Guaranteed Asset Protection (“GAP”) product to consumers whereby the TPA processes claims that are underwritten by a third party insurer. GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer’s insurance policy in the event of a total loss of the vehicle due to severe damage or theft. We receive a commission for all GAP contracts sold by our Dealer-Partners when the vehicle is financed by us, and do not bear any risk of loss for claims. The commission is included in the retail price of the GAP contract which is added to the Consumer Loan. We provide Dealer-Partners with an additional advance based on the retail price of the GAP contract. We recognize our commission from the GAP contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.
     Program fees represent monthly fees of $599 charged to Dealer-Partners for access to our Credit Approval Processing System (“CAPS”); administration, servicing and collection services offered by us; documentation related to or affecting our program; and all tangible and intangible property owned by Credit Acceptance. We charge a monthly fee of $599 to Dealer-Partners participating in our Portfolio Program and we collect it from future Dealer Holdback payments. As a result, we record program fees under the Portfolio Program as a yield adjustment, recognizing these fees as finance charge revenue over the forecasted net cash flows of the Dealer Loan.
Reinsurance
     During the fourth quarter of 2008, we formed VSC Re Company (“VSC Re”), our wholly-owned subsidiary that is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealer-Partners on vehicles financed by us. Prior to October 31, 2009, VSC Re reinsured vehicle service contracts that were underwritten by two of our three third party insurers. Effective October 31, 2009, we terminated our arrangement with one of our three third party insurers. VSC Re currently reinsures vehicle service contracts that are underwritten by one of our two third party insurers. Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less commissions and certain administrative costs, are contributed to trust accounts controlled by VSC Re. These premiums are used to fund claims covered under the vehicle service contracts. VSC Re is a bankruptcy remote entity. As such, the exposure to fund claims is limited to the amount of premium dollars contributed, less amounts earned and withdrawn, plus $0.5 million of equity contributed. With the reinsurance structure, we are able to access projected excess trust assets annually and record revenue and expense on an accrual basis. We formed VSC Re in order to enhance our control and security of the trust assets that are used to pay future vehicle service contract claims. The amount of income we earn from the vehicle service contracts over time is not expected to be impacted by the formation of VSC Re, as both before and after the formation, the income we recognize, excluding our commissions, is based on the amount by which vehicle service contract premiums exceed claims. The only change in our risk associated with adverse claims experience relates to the $0.5 million equity contribution that was required as part of this new structure, which is now at risk in the event claims exceed premiums. Under the prior structure, our risk was limited to the amount of premiums contributed to the trusts.
     Premiums from the reinsurance of vehicle service contracts are recognized over the life of the policy in proportion to expected costs of servicing those contracts. Expected costs are determined based on our historical claims experience. Claims are expensed through a provision for claims in the period the claim was incurred. For the year ended December 31, 2009 and 2008, net assumed written premiums were $29.1 million and $27.5 million, respectively; net premiums earned were $33.6 million and $3.9 million, respectively; and provision for claims was $19.3 million and $2.7 million, respectively. For the year ended December 31, 2009 and 2008, we amortized $0.7 million and $0.1 million of capitalized acquisition costs related to premium tax, respectively. Capitalized acquisition costs are amortized over the life of the contracts in proportion to premiums earned. We are considered the primary beneficiary of the trusts and as a result, trust assets of $39.1 million and $29.3 million at December 31, 2009 and 2008, respectively, have been consolidated on our balance sheet as restricted cash and cash equivalents. As of December 31, 2009 and 2008, accounts payable and accrued liabilities include $21.1 million and $23.3 million of unearned premium, respectively, and $1.0 million and $0.9 million of claims reserve related to our reinsurance of vehicle service contracts, respectively. The claims reserve is estimated based on historical claims experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
     Prior to the formation of VSC Re, our agreements with two of our vehicle service contract TPAs allowed us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. The agreements also required that vehicle service contract premiums be placed in trust accounts. Funds in the trust accounts were utilized by the TPA to pay claims on the vehicle service contracts. Upon the formation of VSC Re during the fourth quarter of 2008, the unearned premiums on the majority of the vehicle service contracts that had been written through these two TPAs were ceded to VSC Re along with any related trust assets. Vehicle service contracts written prior to 2008 through one of the TPAs remain under this profit sharing arrangement. Profit sharing payments, if any, on the vehicle service contracts are distributed to us periodically after the term of the vehicle service contracts have substantially expired provided certain loss rates are met. We are considered the primary beneficiary of the trusts and as a result, the assets and liabilities of the remaining trust have been consolidated on our balance sheet. As of December 31, 2009 and 2008, the remaining trust had $4.3 million and $5.4 million, respectively, in assets available to pay claims and a related claims reserve of $3.5 million and $4.7 million, respectively. The trust assets are included in restricted cash and cash equivalents and restricted securities available for sale. The claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets. A third party insures claims in excess of funds in the trust accounts.
     Our determination to consolidate the VSC Re trusts and the profit sharing trusts was based on the following:
•	First, we determined that the trusts qualified as variable interest entities. The trusts have insufficient equity at risk as no parties to the trusts were required to contribute assets that provide them with any ownership interest.

•	Next, we determined that we have variable interests in the trusts. We have a residual interest in the assets of the trusts, which is variable in nature, given that it increases or decreases based upon the actual loss experience of the related service contracts. In addition, VSC Re is required to absorb any losses in excess of the trusts’ assets.

•	Finally, we determined that we are the primary beneficiary of the trusts. The trusts are not expected to generate losses that need to be absorbed by the parties to the trusts. The trusts are expected to generate residual returns and we are entitled to all of those returns.
     The limited amounts of premiums earned and provision for claims in 2007 relate to coverage we reinsured under credit life and disability insurance sold to consumers by Dealer-Partners on vehicles financed by us. We ceased financing this product in 2006.
Other Income
     Other income consists of the following:

	Years Ended December 31,
(in thousands)	2009	2008	2007
Dealer support products and services	$7,011	$6,630	$6,016
Marketing income	6,276	4,198	2,691
Dealer enrollment fees	1,943	1,905	1,859
Interest income	394	2,019	3,020
Vehicle service contract and GAP profit sharing income	228	3,738	1,201
Other	1,770	2,906	4,306

	$17,622	$21,396	$19,093

     Dealer support products and services revenue primarily consists of remarketing fees retained from the sale of repossessed vehicles by Vehicle Remarketing Services, Inc. (“VRS”), our wholly-owned subsidiary that is responsible for remarketing vehicles for Credit Acceptance. VRS coordinates vehicle repossessions with a nationwide network of repossession agents, the redemption of the vehicle by the consumer, or the sale of the vehicle through a nationwide network of vehicle auctions. VRS recognizes income from the retained fees at the time of the sale and does not retain a fee if a repossessed vehicle is redeemed by the consumer prior to the sale. Dealer support products and services revenue also includes income from products and services provided to Dealer-Partners to assist with their vehicle inventory and is recognized in the period the service is provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
     Marketing income primarily consists of payments received on a monthly basis from vendors that charge a fee to consumers to process or expedite their payments. We recognize marketing income in the period the services are provided to the consumer. Marketing income also includes fees we receive from third parties for providing Dealer-Partners in certain states the ability to purchase Global Positioning Systems (“GPS”) with Starter Interrupt Devices (“SID”). Through this program, Dealer-Partners can install a GPS-based SID (“GPS-SID”) on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle. Dealer-Partners purchase the GPS-SID directly from third parties and the third parties pay us a marketing fee for each device sold. GPS-SID revenue is recognized when the unit is sold and installed in the consumer’s vehicle.
     Dealer enrollment fees include fees from Dealer-Partners that enroll in our programs under our two enrollment options. The first enrollment option requires payment of an upfront, one-time fee of $9,850. A portion of this fee is considered to be dealer support products and services revenue. The remaining portion of this fee is considered to be a dealer enrollment fee, which is amortized on a straight-line basis over the estimated life of the Dealer-Partner relationship. The second enrollment option requires payment of an upfront, one-time fee of $1,950 and an agreement to allow us to keep 50% of their first accelerated Dealer Holdback payment. For Dealer-Partners that choose the second enrollment option, the entire upfront fee is considered to be dealer support products and services revenue and the 50% portion of the first accelerated Dealer Holdback payment is considered to be a dealer enrollment fee. Under this option, we do not recognize any dealer enrollment fees until the Dealer-Partner has met the eligibility requirements to receive an accelerated Dealer Holdback payment and the amount of the first payment, if any, has been calculated. Once the accelerated Dealer Holdback payment has been calculated, we defer the 50% portion that we keep and recognize it on a straight-line basis over the remaining estimated life of the Dealer-Partner relationship.
     Interest income includes income on restricted cash relating to collections on securitized Loans and amounts in the vehicle service contract trust accounts and is recognized in the period earned.
     Vehicle service contract and GAP profit sharing income is from payments received from TPAs based upon the performance of vehicle service contracts and GAP products provided by BVPP. The formation of VSC Re eliminated the profit sharing arrangements related to vehicle service contracts, except for vehicle service contracts written prior to 2008 through one of the TPAs. Profit sharing payments from the TPAs are received periodically during the year, if eligible. Profit sharing payments are currently not estimable and therefore, revenue related to these payments is recognized in the period the payments are received.
Loans Receivable and Allowance for Credit Losses
     Consumer Loan Assignment. For accounting purposes, a Consumer Loan is considered to have been assigned to us after all of the following has occurred:
•	the consumer and Dealer-Partner have signed a Consumer Loan contract;

•	we have received the original Consumer Loan contract and supporting documentation;

•	we have approved all of the related stipulations for funding; and

•	we have provided funding to the Dealer-Partner in the form of either an advance for a Dealer Loan or the purchase price for a Purchased Loan.
     Dealer Loans. Amounts advanced to Dealer-Partners for Consumer Loans assigned under the Portfolio Program are computed on a formula basis and are recorded as Dealer Loans. The Dealer Loan is increased as revenue is recognized, Dealer Holdback payments are made, and accelerated Dealer Holdback payments are made, and decreased as collections (net of certain collection costs) are received and write-offs are recorded. An allowance for credit losses is maintained at an amount that reduces the net asset value (Dealer Loan balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the inception of the Dealer Loan. This allowance is calculated on a Dealer-Partner by Dealer-Partner basis. The discounted value of future cash flows is comprised of estimated future collections on the Consumer Loans, less any estimated Dealer Holdback payments. We write off Dealer Loans once there are no forecasted future collections on any of the associated Consumer Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
     Future collections on Dealer Loans are forecasted based on the historical performance of Consumer Loans with similar characteristics, adjusted for recent trends in payment patterns. Dealer Holdback is forecasted based on the expected future collections and current advance balance of each Dealer Loan. Cash flows from any individual Dealer Loan are often different than estimated cash flows at Dealer Loan inception. If such difference is favorable, the difference is recognized prospectively into income over the remaining life of the Dealer Loan through a yield adjustment. If such difference is unfavorable, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established. Because differences between estimated cash flows at inception and actual cash flows occur often, an allowance is required for a significant portion of our Dealer Loan portfolio. An allowance for credit losses does not necessarily indicate that a Dealer Loan is unprofitable, and in recent years, very seldom are cash flows from a Dealer Loan insufficient to repay the initial amounts advanced to the Dealer-Partner.
     Purchased Loans. Amounts paid to Dealer-Partners for Consumer Loans assigned under the Purchase Program are computed on a formula basis and are recorded as Purchased Loans. The Purchased Loan amount reflected on our balance sheet is increased as revenue is recognized and decreased as collections (net of certain collection costs) are received and write-offs are recorded. We aggregate Purchased Loans into pools based on the month of purchase for revenue recognition and impairment purposes. An allowance for credit losses is maintained at an amount that reduces the net asset value (Purchased Loan pool balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the date of purchase. The discounted value of future cash flows is comprised of estimated future collections on the pool of Purchased Loans. We write off pools of Purchased Loans once there are no forecasted future collections on any of the Purchased Loans included in the pool.
     Future collections on Purchased Loans are forecasted based on the historical performance of Consumer Loans with similar characteristics, adjusted for recent trends in payment patterns. Cash flows from any individual pool of Purchased Loans are often different than estimated cash flows at the date of purchase. If such difference is favorable, the difference is recognized prospectively into income over the remaining life of the pool of Purchased Loans through a yield adjustment. If such difference is unfavorable, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.
Property and Equipment
     Purchases of property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful life of the asset. Estimated useful lives are generally as follows: buildings – 40 years, building improvements – 10 years, data processing equipment – 3 years, software – 5 years, office furniture and equipment – 7 years, and leasehold improvements – the lesser of the lease term or 7 years. The cost of assets sold or retired and the related accumulated depreciation are removed from the balance sheet at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and improvements are capitalized. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
     Costs incurred during the application development stage of software developed for internal use are capitalized and generally amortized on a straight-line basis over five years. Costs incurred to maintain existing product offerings are expensed as incurred.
Deferred Debt Issuance Costs
     As of December 31, 2009 and 2008, deferred debt issuance costs were $6.4 million (net of accumulated amortization of $8.9 million) and $3.4 million (net of accumulated amortization of $5.6 million), respectively, and are included in other assets in the consolidated balance sheets. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument on a level-yield basis for term secured financings and on a straight-line basis for lines of credit and revolving secured financings.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
     Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
     We follow a two-step approach for recognizing uncertain tax positions. First, we evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, for positions that we determine are more-likely-than-not to be sustained, we recognize the tax benefit as the largest benefit that has a greater than 50% likelihood of being sustained. We establish a liability for unrecognized tax benefits and related interest and penalties. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. We recognize interest and penalties related to uncertain tax positions in the provision for income taxes.
Derivative Instruments
     We rely on various sources of financing, some of which contain floating rates of interest and expose us to risks associated with increases in interest rates. We manage such risk primarily by entering into interest rate cap and interest rate swap agreements (“derivative instruments”).
     For derivative instruments that are designated and qualify as hedging instruments, we formally document all relationships between the hedging instruments and hedged items, as well as their risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as cash flow hedges to specific assets and liabilities on the balance sheet. We also formally assess (both at the hedge’s inception and on a quarterly basis) whether the derivative instruments that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivative instruments may be expected to remain highly effective in the future periods. The effective portion of changes in the fair value of the derivative instruments is recorded in other comprehensive income, net of income taxes. When it is determined that a derivative instrument is not (or has ceased to be) highly effective as a hedge, we would discontinue hedge accounting prospectively and the ineffective portion of changes in fair value would be recorded in interest expense.
     For derivative instruments not designated as hedges, changes in the fair value of these agreements increase or decrease interest expense.
     We recognize derivative instruments as either other assets or accounts payable and accrued liabilities on our consolidated balance sheets.
Stock Compensation Plans
     We apply a fair-value-based measurement method in accounting for stock-based payment transactions with team members. We recognize stock-based compensation expense over the requisite service period of the grant as salaries and wages expense. At December 31, 2009, we have three stock-based compensation plans for team members and non-employee directors, which are described more fully in Note 11 to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
Employee Benefit Plan
     We sponsor a 401(k) plan that covers substantially all of our team members. We made changes to this plan effective April 1, 2008 and January 1, 2009. A summary of the 401(k) plan contributions and vesting is as follows:

	January 1, 2009	April 1, 2008	January 1, 2007
	to	to	to
	December 31, 2009	December 31, 2008	March 31, 2008
Team member contribution
Percentage of gross pay (1)	1% - 75%	1% - 75%	1% - 20%

Credit Acceptance contribution
Percentage of team member contribution	50%(2)	50%(3)	50%(3)

Vesting	100% immediately	100% on a 6 year graded schedule (4)	100% on a 6 year graded schedule (4)

(1)	Subject to statutory limitations

(2)	Up to a maximum of 3% of each team member’s eligible annual gross pay

(3)	Up to a maximum of $1,250 per team member

(4)	Effective January 1, 2009, all previous matching contributions became 100% vested
     We recognized compensation expense of $1.0 million in 2009, and $0.5 million in 2008 and 2007 for our matching contributions to the plan.
     Beginning January 1, 2010, we will make matching contributions equal to 100% on the first 1% team members contribute and an additional 50% up to the next 5% team members contribute.
Advertising Costs
     Advertising costs are expensed as incurred. There were nominal advertising expenses for the year ended December 31, 2009. Advertising expenses were $0.4 million for the years ended December 31, 2008 and 2007.
New Accounting Pronouncements
     Disclosures About Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 was incorporated into the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) through Accounting Standards Update (“ASU”) No. 2009-01 on June 30, 2009 and is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. The adoption on January 1, 2009 had no financial impact on our consolidated financial statements, but expanded our disclosures.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Concluded)
     Subsequent Events. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 was incorporated into the FASB ASC through ASU No. 2009-01 on June 30, 2009 and is intended to establish principles and requirements for subsequent events. In February 2010, the FASB issued ASU No. 2010-09, which removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. Management's responsibility to evaluate subsequent events through the date of issuance remains unchanged. The adoption during 2009 had no financial impact on our financial statements, but expanded our disclosures.
     Accounting for Transfers of Financial Assets. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 was incorporated into the FASB ASC through ASU No. 2009-16 and is intended to improve the information provided in financial statements about the transfer of financial assets and the effects of the transfer on financial position and performance, and cash flows. The pending content of ASU No. 2009-16 will be effective for interim and annual reporting periods beginning after November 15, 2009, with early adoption prohibited. This statement must be applied to transfers occurring on or after the effective date. We do not expect SFAS 166 to have a material impact on our consolidated financial statements.
     Amendments to FASB Interpretation No. 46(R). In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 was incorporated into the FASB ASC through ASU No. 2009-17 and is intended to improve financial reporting related to variable interest entities. ASU No. 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity, with early adoption prohibited. We do not expect ASU No. 2009-17 to have a material impact on our consolidated financial statements.
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
Subsequent Events
     We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2009, for items that could potentially be recognized or disclosed in these financial statements. For additional information regarding subsequent events, see Note 14 of these consolidated financial statements.
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
     Net Investment in Loans Receivable. Loans receivable, net represents our net investment in Consumer Loans. The fair value is determined by calculating the present value of future Loan payment inflows and Dealer Holdback outflows estimated by us utilizing a discount rate comparable with the rate used to calculate our allowance for credit losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. FAIR VALUE OF FINANCIAL INSTRUMENTS (Concluded)
     Derivative Instruments. The fair value of interest rate caps and interest rate swaps are based on quoted prices for similar instruments in active markets, which are influenced by a number of factors, including interest rates, amount of debt outstanding, and number of months until maturity.
     Liabilities. The fair value of debt is determined using quoted market prices, if available, or calculated using the estimated value of each debt instrument based on current rates offered to us for debt with similar maturities.
     A comparison of the carrying value and estimated fair value of these financial instruments is as follows (in thousands):

	As of December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents and restricted cash	$84,626	$84,626	$83,487	$83,487
Restricted securities available for sale	3,121	3,121	3,345	3,345
Net investment in Loans receivable	1,050,013	1,056,059	1,017,917	1,042,790
Derivative instruments	82	82	1	1

Liabilities
Line of credit	$97,300	$97,300	$61,300	$61,300
Secured financing	404,597	404,725	574,175	569,811
Mortgage note	4,744	4,757	5,274	5,415
Derivative instruments	1,445	1,445	4,895	4,895
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
     The following table provides the fair value measurements of applicable assets and liabilities, measured at fair value on a recurring basis, as of December 31, 2009 (in thousands):

			Total
	Level 1	Level 2	Fair Value
Assets
Restricted securities available for sale	$3,121	$—	$3,121
Derivative instruments	—	82	82

Liabilities
Derivative instruments	$—	$1,445	$1,445

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. LOANS RECEIVABLE
     Loans receivable consists of the following (in thousands):

	As of December 31, 2009
	Dealer Loans	Purchased Loans	Total
Loans receivable	$869,603	$297,955	$1,167,558
Allowance for credit losses	(108,792)	(8,753)	(117,545)

Loans receivable, net	$760,811	$289,202	$1,050,013

	As of December 31, 2008
	Dealer Loans	Purchased Loans	Total
Loans receivable	$823,567	$325,185	$1,148,752
Allowance for credit losses	(113,831)	(17,004)	(130,835)

Loans receivable, net	$709,736	$308,181	$1,017,917

     A summary of changes in Loans receivable is as follows (in thousands):

	For the Year Ended December 31, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$823,567	$325,185	$1,148,752
New Consumer Loan assignments (1)	533,465	103,283	636,748
Principal collected on Loans receivable	(515,847)	(145,399)	(661,246)
Dealer Holdback payments	44,269	—	44,269
Transfers	(14,935)	14,935	—
Write-offs	(4,234)	(95)	(4,329)
Recoveries	2,996	46	3,042
Net change in other loans	152	—	152
Currency translation	170	—	170

Balance, end of period	$869,603	$297,955	$1,167,558

	For the Year Ended December 31, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$804,245	$140,453	$944,698
New Consumer Loan assignments (1)	524,496	280,326	804,822
Principal collected on Loans receivable	(506,600)	(103,429)	(610,029)
Dealer Holdback payments	58,503	—	58,503
Transfers	(7,953)	7,953	—
Write-offs	(48,966)	(146)	(49,112)
Recoveries	—	28	28
Net change in other loans	120	—	120
Currency translation	(278)	—	(278)

Balance, end of period	$823,567	$325,185	$1,148,752

	For the Year Ended December 31, 2007
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$724,645	$29,926	$754,571
New Consumer Loan assignments (1)	571,197	139,340	710,537
Principal collected on Loans receivable	(543,846)	(33,398)	(577,244)
Dealer Holdback payments	70,950	—	70,950
Transfers	(4,748)	4,748	—
Write-offs	(14,658)	(192)	(14,850)
Recoveries	—	29	29
Net change in other loans	436	—	436
Currency translation	269	—	269

Balance, end of period	$804,245	$140,453	$944,698

(1)	The Dealer Loans amount represents advances and accelerated Dealer Holdback payments made to Dealer-Partners for Consumer Loans assigned under our Portfolio Program. The Purchased Loans amount represents payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. LOANS RECEIVABLE – (Concluded)
     A summary of changes in the allowance for credit losses is as follows (in thousands):

	For the Year Ended December 31, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,831	$17,004	$130,835
Provision for credit losses	(3,962)	(8,202)	(12,164)
Write-offs	(4,234)	(95)	(4,329)
Recoveries	2,996	46	3,042
Currency translation	161	—	161

Balance, end of period	$108,792	$8,753	$117,545

	For the Year Ended December 31, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$133,201	$944	$134,145
Provision for credit losses	29,851	16,178	46,029
Write-offs	(48,966)	(146)	(49,112)
Recoveries	—	28	28
Currency translation	(255)	—	(255)

Balance, end of period	$113,831	$17,004	$130,835

	For the Year Ended December 31, 2007
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$127,881	$910	$128,791
Provision for credit losses	19,750	197	19,947
Write-offs	(14,658)	(192)	(14,850)
Recoveries	—	29	29
Currency translation	228	—	228

Balance, end of period	$133,201	$944	$134,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. LEASED PROPERTIES
     We lease office space and office equipment. We expect that in the normal course of business, leases will be renewed or replaced by other leases. Total rental expense from continuing operations on all operating leases was $1.3 million, $1.0 million and $0.8 million for 2009, 2008 and 2007, respectively. Contingent rentals under the operating leases were insignificant. Our total minimum future lease commitments under operating leases as of December 31, 2009 are as follows (in thousands):

Minimum Future
Lease Commitments
2010	$782
2011	675
2012	635
2013	473
2014	313
Thereafter	—

$2,878

6. PROPERTY AND EQUIPMENT
     Property and equipment consists of the following (in thousands):

	As of December 31,
	2009	2008
Land and land improvements	$2,251	$2,582
Building and improvements	11,790	11,926
Data processing equipment and software	34,765	37,381
Office furniture and equipment	2,937	3,472
Leasehold improvements	111	344

Total property and equipment	51,854	55,705
Less:
Accumulated depreciation on property and equipment	(30,581)	(32,574)
Accumulated depreciation on capital leased assets	(2,538)	(2,082)

Total accumulated depreciation	(33,119)	(34,656)

	$18,735	$21,049

     Property and equipment included capital leased assets of $2.7 million as of December 31, 2009 and 2008. Depreciation expense on property and equipment, including capital leased assets, was $5.1 million, $5.3 million and $4.1 million in 2009, 2008 and 2007, respectively.
     For the years ended December 31, 2009, 2008 and 2007, we capitalized software developed for internal use of $1.0 million, $3.4 million, and $1.5 million, respectively. As of December 31, 2009 and 2008, capitalized software costs, net of accumulated depreciation, totaled $4.1 million and $4.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. DEBT
     We currently utilize the following forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) asset-backed secured financings (“Term ABS”) with qualified institutional investors; and (4) Senior Secured Notes due 2017 issued pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (“Senior Notes”). For information on the Senior Notes, which were issued subsequent to December 31, 2009, see Note 14 of these consolidated financial statements. General information for each of our financing transactions in place as of December 31, 2009 is as follows (dollars in thousands):

	Wholly-owned	Issue		Revolving Maturity	Financing	Interest Rate at
Financings	Subsidiary	Number	Close Date	Date	Amount	December 31, 2009
Revolving Line of Credit	n/a	n/a	June 15, 2009	June 23, 2011	$140,000	At our option, either Eurodollar rate plus 275 basis points or the prime rate plus 100 basis points

Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding Corp. II	2003-2	August 24, 2009	August 23, 2011 (7)	$325,000	Commercial paper rate plus 500 basis points or LIBOR plus 600 basis points (4) (5)

Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding III, LLC	2008-2	August 31, 2009	August 31, 2012 (6)	$75,000	Commercial paper rate plus 375 basis points or LIBOR plus 375 basis points (3) (4) (5)

Term ABS 2008-1 (1)	Credit Acceptance Funding LLC 2008-1	2008-1	April 18, 2008	April 15, 2009 (2)	$150,000	Fixed rate (3)

Term ABS 2009-1 (1)	Credit Acceptance Funding LLC 2009-1	2009-1	December 3, 2009	May 15, 2011 (2)	$110,500	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Loans will amortize after the maturity date based on the cash flows of the contributed assets.

(3)	A portion of the outstanding balance is a floating rate obligation that has been converted to a fixed rate obligation via an interest rate swap.

(4)	The LIBOR rate is used if funding is not available from the commercial paper market.

(5)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(6)	Facility revolves until August 31, 2011 and matures on August 31, 2012.

(7)	Facility revolves until August 23, 2010 and matures on August 23, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. DEBT – (Continued)
     Additional information related to the amounts outstanding on each facility is as follows (dollars in thousands):

	Years Ended December 31,
	2009	2008
Revolving Line of Credit
Maximum outstanding balance	$128,900	$128,400
Average outstanding balance	90,494	59,991

Revolving Secured Warehouse Facility (2003-2) (1)
Maximum outstanding balance	$325,000	$320,000
Average outstanding balance	260,798	262,884

Revolving Secured Warehouse Facility (2008-2)
Maximum outstanding balance	$75,000	$50,000
Average outstanding balance	55,068	50,000

(1)	2008 data includes amounts owing after February 12, 2008 to an institutional investor that did not renew their participation in the facility. The amount due did not reduce the amount available on the Warehouse Facility. See “Revolving Secured Warehouse Facilities” for additional information.

	As of December 31,
	2009	2008
Revolving Line of Credit
Balance outstanding	$97,300	$61,300
Letter(s) of credit	514	555
Amount available for borrowing	42,186	91,645
Interest rate	4.25%	1.70%

Revolving Secured Warehouse Facility (2003-2)
Balance outstanding	$152,600	$256,000
Amount available for borrowing	172,400	69,000
Contributed eligible Loans	192,921	344,111
Interest rate	5.24%	3.33%

Revolving Secured Warehouse Facility (2008-2)
Balance outstanding	$75,000	$50,000
Amount available for borrowing	—	—
Contributed eligible Loans	94,073	62,562
Interest rate	4.36%	2.21%

Term ABS 2007-1
Balance outstanding	$—	$33,915
Contributed eligible Dealer Loans	—	87,155
Interest rate	—	5.32%

Term ABS 2007-2
Balance outstanding	$—	$84,260
Contributed eligible Dealer Loans	—	114,054
Interest rate	—	6.22%

Term ABS 2008-1
Balance outstanding	$66,497	$150,000
Contributed eligible Loans	142,267	184,595
Interest rate	6.37%	6.37%

Term ABS 2009-1
Balance outstanding	$110,500	$—
Contributed eligible Loans	142,315	—
Interest rate	4.40%	—

Residual Credit Facility
Balance outstanding	$—	$—
Certificate Pledged	—	52,944
Interest rate	—	4.83%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. DEBT – (Continued)
Line of Credit Facility
     During the second quarter of 2009, we extended the maturity of the line of credit facility with a commercial bank syndicate from June 22, 2010 to June 23, 2011, and we reduced the amount of the facility from $153.5 million to $140.0 million. The interest rate on borrowings under the facility was increased from the prime rate minus 0.60% or the Eurodollar rate plus 1.25%, at our option, to the prime rate plus 1.0% or the Eurodollar rate plus 2.75%, at our option. The Eurodollar rate is subject to a floor of 1.50%. In addition, certain financial covenants were modified as follows:
•	The maximum funded debt to tangible net worth ratio was reduced from 4.0 to 1.0 to a ratio of 3.25 to 1.0

•	The minimum fixed charge coverage ratio was increased from 1.75 to 1.0 to a ratio of 2.0 to 1.0

•	The minimum asset coverage ratio was increased from 1.0 to 1.0 to a ratio of 1.1 to 1.0
     Borrowings under the line of credit facility are subject to a borrowing-base limitation. This limitation equals 80% of the net book value of Loans, less a hedging reserve (not exceeding $1.0 million), the amount of letters of credit issued under the line of credit, and the amount of other debt secured by the collateral which secures the line of credit. Borrowings under the line of credit agreement are secured by a lien on most of our assets. We must pay quarterly fees on the amount of the facility.
Revolving Secured Warehouse Facilities
     We have two revolving secured warehouse facilities that are provided to our wholly-owned subsidiaries. One is a $325.0 million facility with an institutional investor and the other is a $75.0 million facility with another institutional investor.
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
     During the third quarter of 2009, the amount of the $50.0 million revolving secured warehouse facility was increased to $75.0 million. In addition, the expiration of the revolving period on the facility was extended from May 23, 2010 to August 31, 2011 and the maturity of the facility was extended from May 23, 2011 to August 31, 2012. Finally, the interest rate on the facility was increased from a floating rate equal to LIBOR plus 177.5 basis points to LIBOR plus 375 basis points. There were no other material changes to the terms of the facility.
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
     The subsidiaries are liable for any amounts due under the applicable facility. Even though we consolidate our subsidiaries for financial reporting purposes, the financing is non-recourse to us. As our subsidiaries are organized as separate legal entities from us, their assets (including the conveyed Loans) will not be available to satisfy our general obligations. All of each of our subsidiary’s assets have been encumbered to secure its obligations to its respective creditors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. DEBT – (Continued)
     Interest on borrowings under the facilities has been limited to a maximum rate of 6.75% through interest rate cap agreements. We have also entered into an interest rate swap to convert $25.0 million of the $75.0 million secured warehouse facility into fixed debt bearing an interest rate of 5.1%. The subsidiaries pay us a monthly servicing fee equal to 6% of the collections received with respect to the conveyed Loans. The fee is paid out of the collections. Except for the servicing fee and holdback payments due to Dealer-Partners, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary may be entitled to retain a portion of such collections provided that the borrowing base requirements of the facility are satisfied.
Term ABS Financings
     In 2007, 2008, and 2009, four of our wholly-owned subsidiaries (the “Funding LLCs”), each completed a secured financing transaction. In connection with these transactions, we conveyed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors. Financial insurance policies were issued in connection with the 2007 transactions. The policies guarantee the timely payment of interest and ultimate repayment of principal on the final scheduled distribution date. In the 2007 transactions, the notes were initially rated “Aaa” by Moody’s Investor Service (“Moody’s”) and “AAA” by Standard & Poor’s Rating Services (“S&P”) based upon the financial insurance policy. As of December 31, 2009, both 2007 transactions have been paid off. The Term ABS 2008-1 transaction was not issued with a financial insurance policy and is rated “A” by S&P. The Term ABS 2009-1 transaction consists of three classes of notes. The Class A notes are rated “AAA” by S&P and DBRS, Inc. The Class B Notes are rated “AA” by S&P. The Class C Note does not bear interest, is not rated and is being retained by us.
     Each financing has a specified revolving period during which we may be required, and are likely, to convey additional Loans to each Funding LLC. Each Funding LLC will then convey the Loans to their respective trust. At the end of the revolving period, the debt outstanding under each financing will begin to amortize.
     The financings create loans for which the trusts are liable and which are secured by all the assets of each trust. Such loans are non-recourse to us, even though we are consolidated for financial reporting purposes with the trusts and the Funding LLCs. Because the Funding LLCs are organized as legal entities separate from us, their assets (including the conveyed Loans) are not available to our creditors. We receive a monthly servicing fee on each financing equal to 6% of the collections received with respect to the conveyed Loans. The fee is paid out of the collections. Except for the servicing fee and Dealer Holdback payments due to Dealer-Partners, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary may be entitled to retain a portion of such collections provided that the borrowing base requirements of the facility are satisfied. However, in our capacity as servicer of the Loans, we do have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs and/or the trusts under certain specified circumstances. Alternatively, when a trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. The collections will then be available to be distributed to us as the sole member of the respective Funding LLC.
     The table below sets forth certain additional details regarding the outstanding Term ABS Financings (dollars in thousands):

			Net Book Value of Dealer		Expected
	Issue		Loans Conveyed at		Annualized
Term ABS Financing	Number	Close Date	Closing	Revolving Period	Rates (1)
Term ABS 2008-1	2008-1	April 18, 2008	$86,615	12 months (Through April 15, 2009)	6.9%

Term ABS 2009-1	2009-1	December 3, 2009	$142,301	18 months (Through May 15, 2011)	5.2%

(1)	Includes underwriter’s fees, insurance premiums and other costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. DEBT – (Concluded)
Residual Credit Facility
     Another wholly-owned subsidiary, Credit Acceptance Residual Funding LLC (“Residual Funding”), had a $50.0 million secured credit facility with an institutional investor. On August 26, 2009, the $50.0 million residual credit facility matured and was not renewed. No amounts were outstanding under the $50.0 million credit facility at the maturity date.
Mortgage Loan
     During 2009, the mortgage note on our Southfield headquarters was amended to extend the maturity date from June 9, 2009 to June 22, 2014. Additionally, the interest rate on the note was increased from 5.35% to 5.70%. There was $4.7 million and $5.3 million outstanding on this loan as of December 31, 2009 and 2008, respectively.
Capital Lease Obligations
     As of December 31, 2009, we had various capital lease obligations outstanding for computer equipment, with monthly payments totaling approximately $0.1 million. The total amount of capital lease obligations outstanding as of December 31, 2009 and 2008 were $0.3 million and $1.0 million, respectively. These capital lease obligations bear interest at rates ranging from 6.41% to 8.59% and have maturity dates between June 2010 and October 2010.
Letters of Credit
     Letters of credit are issued by a commercial bank syndicate and reduce amounts available under our revolving line of credit. As of December 31, 2009 and December 31, 2008, we had letters of credit outstanding of $0.5 million and $0.6 million, respectively. The letters of credit relate to reinsurance agreements. The letters of credit expire on May 26, 2010 and October 31, 2010, at which time they will be automatically extended for a period of one year unless we are notified otherwise by the commercial bank syndicate.
Principal Debt Maturities
     The scheduled principal maturities of our debt at December 31, 2009 are as follows (in thousands):

		Revolving Secured		Mortgage Note and
	Line of Credit	Warehouse	Term ABS	Capital Lease
Year	Facility	Facilities	Financings (1)	Obligations	Total
2010	$—	$43,621	$66,497	$559	$110,677
2011	97,300	130,418	54,338	235	282,291
2012	—	53,561	56,162	248	109,971
2013	—	—	—	263	263
2014	—	—	—	3,777	3,777
Thereafter	—	—	—	—	—

	$97,300	$227,600	$176,997	$5,082	$506,979

(1)	The principal maturities of the Term ABS transactions are estimated based on forecasted collections.
Debt Covenants
     As of December 31, 2009, we are in compliance with all our debt covenants including those that require the maintenance of certain financial ratios and other financial conditions. The covenants require a minimum ratio of our assets to debt and a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges. The covenants also limit the maximum ratio of our funded debt to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of the debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. DERIVATIVE INSTRUMENTS
     Interest Rate Caps. We purchase interest rate cap agreements to manage the interest rate risk on our $325.0 million revolving secured warehouse facility and on $50.0 million of the $75.0 million revolving secured warehouse facility.
     As of December 31, 2009, eight interest rate cap agreements with various maturities between May 2010 and August 2011 were outstanding with a cap rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable, and a nominal fair value. As of December 31, 2008, seven interest rate cap agreements with various maturities between July 2009 and February 2011 were outstanding with a cap rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable, and a nominal fair value.
     The interest rate caps have not been designated as hedging instruments.
     Interest Rate Swaps. As of December 31, 2009 and 2008, we had two interest rate swaps outstanding that convert $50.0 million and $150.0 million in floating rate Term ABS asset-backed secured financings into fixed rate debt, bearing interest rates of 6.28% and 6.37%, respectively. During 2009, we entered into a third interest rate swap to convert $25.0 million of the $75.0 million revolving secured warehouse facility into fixed rate debt, bearing an interest rate of 5.1%, which was also outstanding as of December 31, 2009.
     At December 31, 2009, we had minimal exposure to credit loss on the interest rate swaps. We do not believe that any reasonably likely change in interest rates would have a materially adverse effect on our financial position, our results of operations or our cash flows.
     The interest rate swaps related to the $150.0 million in floating rate Term ABS asset-backed secured financings and the $25.0 million of the $75.0 million revolving secured warehouse facility have been designated as cash flow hedging instruments.
     The interest rate swap related to the $50.0 million in floating rate Term ABS asset-backed secured financings has not been designated as a hedging instrument.
     Information related to the fair values of derivative instruments in our consolidated balance sheets as of December 31, 2009 and 2008 is as follows (in thousands):

		Fair Value
	Balance Sheet	December 31,
	location	2009	2008
Derivatives designated as hedging instruments
Asset Derivatives
Interest rate swap	Other assets	$—	$—

Liability Derivatives
Interest rate swap	Accounts payable and accrued liabilities	$1,445	$4,068

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate swap	Other assets	$82	$1

Liability Derivatives
Interest rate swap	Accounts payable and accrued liabilities	$—	$827

Total Asset Derivatives		$82	$1

Total Liability Derivatives		$1,445	$4,895

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. DERIVATIVE INSTRUMENTS — (Concluded)
     Information related to the effect of derivative instruments on our consolidated income statements for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Gain / (Loss)			Gain / (Loss)
	Recognized in OCI on Derivative			Reclassified from Accumulated
Derivatives in Cash	(Effective Portion)			OCI into Income (Effective Portion)
Flow Hedging	Years Ended December 31,				Years Ended December 31,
Relationships	2009	2008	2007	Location	2009	2008	2007
Interest rate swap	$(1,017)	$(4,903)	$—	Interest expense	$(3,641)	$(835)	$—
     As of December 31, 2009, we expect to reclassify losses of $1.4 million from accumulated other comprehensive income into income during the next twelve months.

		Amount of Gain / (Loss) Recognized in
		Income on Derivative
Derivatives Not Designated as		Years Ended December 31,
Hedging Instruments	Location	2009	2008	2007
Interest rate caps	Interest expense	$(112)	$(117)	$(62)
Interest rate swap	Interest expense	106	(1,193)	(433)

Total		$(6)	$(1,310)	$(495)

9. RELATED PARTY TRANSACTIONS
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
     Affiliated Dealer Loan balances were $12.7 million and $15.4 million as of December 31, 2009 and 2008, respectively. Affiliated Dealer Loan balances were 1.5% and 1.9% of total consolidated Dealer Loan balances as of December 31, 2009 and 2008, respectively. A summary of related party Loan activity is as follows (dollars in thousands):

	For the Years Ended December 31,
	2009		2008		2007
	Affiliated		Affiliated		Affiliated
	Dealer-Partner	% of	Dealer-Partner	% of	Dealer-Partner	% of
	activity	consolidated	activity	consolidated	activity	consolidated
New Dealer and Purchased Loans	$5,977	1.1%	$10,325	2.0%	$10,111	1.8%

Dealer Loan revenue	$3,714	1.5%	$4,045	1.9%	$4,529	2.4%

Dealer Holdback payments	$1,787	4.0%	$2,121	3.6%	$1,801	2.5%
     Our majority shareholder and Chairman has indirect control over entities that offer secured lines of credit to automobile dealers and has the right or obligation to reacquire these entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. INCOME TAXES
     The income tax provision, excluding the results of the discontinued United Kingdom operations, consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Income (loss) from continuing operations before provision for income taxes:
Domestic	$228,885	$107,319	$82,966
Foreign	153	(307)	215

	$229,038	$107,012	$83,181

Current provision (benefit) for income taxes:
Federal	$63,321	$23,800	$8,446
State	2,197	3,333	93
Foreign	(7)	(27)	(41)

	65,511	27,106	8,498

Deferred provision (benefit) for income taxes:
Federal	15,120	13,541	19,201
State	3,583	(1,783)	1,159
Foreign	—	5	11

	18,703	11,763	20,371

Interest and penalties (benefit) expense:
Interest	(29)	1,227	749
Penalties	(1,193)	(152)	(51)

	(1,222)	1,075	698

Provision for income taxes	$82,992	$39,944	$29,567

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	As of December 31,
	2009	2008
Deferred tax assets:
Allowance for credit losses	$43,070	$47,330
Stock-based compensation	6,102	3,395
Deferred state net operating loss	659	995
Other, net	3,911	4,537

Total deferred tax assets	53,742	56,257

Deferred tax liabilities:
Valuation of Loans receivable	142,280	126,606
Deferred Loan origination costs	2,318	1,817
Depreciable assets	1,110	1,382
Other, net	1,786	1,512

Total deferred tax liabilities	147,494	131,317

Net deferred tax liability	$93,752	$75,060

     The deferred state net operating loss tax asset arising from the operating loss carry forward for state income tax purposes is expected to be fully realized by 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. INCOME TAXES — (Concluded)
     A reconciliation of the U.S. federal statutory rate to our effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

	Years Ended December 31,
	2009	2008	2007
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	1.6	0.9	1.0
Distributed foreign earnings	0.1	(0.1)	0.7
Interest and penalties	(0.6)	1.0	0.8
Other	0.1	0.5	(1.9)

Provision for income taxes	36.2%	37.3%	35.6%

     The effective tax rates for 2009, 2008 and 2007 differed from the federal statutory tax rate of 35% primarily due to state income taxes and reserves for uncertain tax positions and related interest and penalties that are included in the provision for income taxes. As a result of an adjustment to the deferred tax liability arising from changes in the effective state income tax rate, the effective tax rate for 2009 was increased by approximately 30 basis points, while the effective tax rate for 2008 was reduced by approximately 100 basis points.
     The following table is a summary of changes of the reserve for unrecognized gross tax benefits (in thousands):

	Years Ended December 31,
	2009	2008	2007
Gross tax contingencies balance at January 1,	$12,274	$9,451	$9,974
Additions based on tax position related to current year	2,564	1,897	2,162
Additions for tax positions of prior years	—	1,081	59
Reductions for tax positions of prior years	(836)	—	(2,518)
Settlements	(559)	—	—
Reductions as a result of a lapse of the statute of limitations	(1,613)	(155)	(226)

Gross tax contingencies balance at December 31,	$11,830	$12,274	$9,451

     The total amount of unrecognized tax benefit, that if recognized would favorably reduce our effective income tax rate in future periods was $11.8 million as of December 31, 2009. Accrued interest and penalties related to uncertain tax positions were $3.9 million and $5.1 million as of December 31, 2009 and 2008, respectively.
     We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local tax matters have been concluded for years through 2003 and foreign tax matters have been concluded through 2008. The federal income tax returns for 2004, 2005 and 2006 have been under examination by the Internal Revenue Service (“IRS”) since February 2007.
     In July 2009, we received a revised notice from the IRS, in the form of a 30-day letter, disputing the tax valuation of our Loan portfolio for 2004 through 2006. We disagree with the IRS’s proposed valuation and will vigorously defend our position. We have filed tax returns for 2004 to 2008 applying the portfolio valuation methodology that the IRS disputes. If the IRS were to prevail with their current position without compromise, we would owe $20.4 million of additional federal and state taxes for the period under audit. Additionally, if we used their methodology for 2007, 2008 and 2009, we would owe additional federal and state taxes of $16.9 million. The total amount of $37.3 million of additional taxes is an acceleration of taxes already provided for and recorded as a deferred income tax liability in our balance sheet as of December 31, 2009 and therefore would have no effect on our income statement. We would also owe interest related to the additional federal and state taxes that would reduce our net income by $7.6 million. As we believe our position will be upheld, we have not recorded a reserve for the interest amounts.
     During 2009, 2008 and 2007, we remitted substantially all of our accumulated earnings from foreign subsidiaries as profits to the U.S. and accrued or paid U.S. income taxes accordingly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. CAPITAL TRANSACTIONS
Net Income Per Share
     Basic net income per share has been computed by dividing net income by the basic number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of common and common equivalent shares outstanding using the treasury stock method. The share effect is as follows:

	Years Ended December 31,
	2009	2008	2007
Weighted average common and common equivalent shares outstanding:
Basic number of common shares outstanding	30,590,142	30,249,783	30,053,129

Dilutive effect of stock options	623,459	596,541	1,040,575
Dilutive effect of restricted stock and restricted stock units	455,294	258,719	59,984

Dilutive number of common and common equivalent shares outstanding	31,668,895	31,105,043	31,153,688

     There were no stock options or restricted stock that would be anti-dilutive for the years presented.
Stock Repurchase Program
     In 1999, our board of directors approved a stock repurchase program which authorizes us to purchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. As of December 31, 2009, we have repurchased approximately 20.4 million shares under the stock repurchase program at a cost of $399.2 million. Included in the stock repurchases to date are 12.5 million shares of common stock purchased through four modified Dutch auction tender offers at a cost of $304.4 million. As of December 31, 2009, we have authorization to repurchase an additional $29.1 million of our common stock.
Stock Compensation Plans
     Pursuant to our Incentive Compensation Plan, which was approved by shareholders on May 13, 2004, we reserved 1.0 million shares of our common stock for the future granting of restricted stock, restricted stock units, stock options, and performance awards to team members, officers, and directors at any time prior to April 1, 2014. At our annual meeting of shareholders on May 21, 2009, our shareholders adopted the Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, amended and restated as of April 6, 2009 (the “Incentive Plan”), which increased the number of shares reserved for granting of restricted stock, restricted stock units, stock options, and performance awards to team members, officers, directors, and contractors at any time prior to April 6, 2019, to 1.5 million shares. The shares available for future grants under the Incentive Plan totaled 362,283 as of December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. CAPITAL TRANSACTIONS — (Continued)
     A summary of the restricted stock activity under the Incentive Plan for the years ended December 31, 2009, 2008 and 2007 is presented below:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
Restricted Stock	Shares	Per Share
Outstanding at January 1, 2007	146,028	$22.34
Granted	56,669	26.29
Vested	(808)	20.28
Forfeited	(17)	23.14

Outstanding at December 31, 2007	201,872	$23.25

Granted	80,123	16.54
Vested	(20,399)	25.71
Forfeited	(16,267)	21.37

Outstanding at December 31, 2008	245,329	$21.65

Granted	121,736	17.82
Vested	(105,983)	20.17
Forfeited	(18,805)	17.78

Outstanding at December 31, 2009	242,277	$20.23

     The shares of restricted stock are part of the annual incentive compensation program and are granted annually based on attaining certain individual and company performance criteria. Based on the terms of individual restricted stock grants, time-based shares generally vest over a period of three to five years, based on continuous employment, while performance-based shares generally vest based on the increase in adjusted net income per diluted share, a non-GAAP financial measure.
     A summary of the restricted stock unit activity under the Incentive Plan for the years ended December 31, 2009, 2008 and 2007 is presented below:

	Nonvested		Vested		Total
		Weighted-		Weighted-
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date	Number of
	Restricted Stock	Fair Value	Restricted Stock	Fair Value	Restricted Stock
Restricted Stock Units	Units	Per Share	Units	Per Share	Units
Outstanding at January 1, 2007	—	$—	—	$—	—
Granted	300,000	26.30	—	—	300,000 (1)
Vested	—	—	—	—	—

Outstanding at December 31, 2007	300,000	$26.30	—	$—	300,000

Granted	400,000	14.61	—	—	400,000 (2)
Vested	(60,000)	26.30	60,000	26.30	—

Outstanding at December 31, 2008	640,000	$18.99	60,000	$26.30	700,000

Granted	100,750	23.89	—	—	100,750 (3)
Vested	(60,000)	26.30	60,000	26.30	—
Forfeited	(32,500)	13.51	—	—	(32,500)

Outstanding at December 31, 2009	648,250	$19.35	120,000	$26.30	768,250

(1)	The distribution date of vested restricted stock units is February 22, 2014.

(2)	The distribution date of vested restricted stock units is February 22, 2016.

(3)	The distribution date of vested restricted stock units is February 22, 2016 for 80,750 restricted stock units and February 22, 2017 for 20,000 restricted stock units.
     The restricted stock units are part of a long-term incentive compensation program. Each restricted stock unit represents and has a value equal to one share of common stock. The restricted stock units will be earned over a five year period based upon the annual increase in our adjusted economic profit, a non-GAAP financial measure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. CAPITAL TRANSACTIONS — (Continued)
     Pursuant to our 1992 Stock Option Plan (the “1992 Plan”), we had reserved 8.0 million shares of our common stock for the future granting of options to officers and other team members. Pursuant to our Director Stock Option Plan (the “Director Plan”), we had reserved 200,000 shares of our common stock for future granting of options to members of our Board of Directors. The exercise price of the options is no less than the fair market value on the date of the grant. Options expire ten years from the date of grant. The 1992 Plan and the Director Plan were terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan. All options outstanding at December 31, 2009 and 2008 are vested.
     Additional stock option information relating to the 1992 Plan and the Director Plan is as follows:

	1992 Plan			Director Plan
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Per	Intrinsic Value	Number of	Exercise Per	Intrinsic Value
	Options	Share	(in thousands)	Options	Share	(in thousands)
Outstanding at January 1, 2007	1,653,041	$7.68		100,000	$17.25
Options granted	—	—		—	—
Options exercised	(374,985)	6.90	$6,933	—	—	$—
Options forfeited	(1,000)	6.46		—	—

Outstanding at December 31, 2007	1,277,056	$7.91		100,000	$17.25

Options granted	—	—		—	—
Options exercised	(306,047)	7.76	$3,004	—	—	$—
Options forfeited	(1,500)	7.79		—	—

Outstanding at December 31, 2008	969,509	$8.14		100,000	$17.25

Options granted	—	—		—	—
Options exercised	(358,745)	5.41	$9,200	—	—	$—
Options forfeited	(2,200)	9.01		—	—

Outstanding at December 31, 2009	608,564	$9.75		100,000	$17.25

Exercisable at December 31:
2007	1,277,056	$7.91	$17,115	100,000	$17.25	$407
2008	969,509	$8.14	$5,630	100,000	$17.25	$—
2009	608,564	$9.75	$19,688	100,000	$17.25	$2,486
     The following tables summarize information about options outstanding under the 1992 Plan and the Director Plan at December 31, 2009:

	Options Outstanding and Exercisable
		Weighted-Average		Weighted-Average
Range of Exercisable	Options as of	Remaining Contractual		Exercise Price Per
Prices	12/31/2009	Life		Share
1992 Plan
$3.63-$6.64	7,360	1.1	Years	$5.90
$6.64-$9.95	559,019	2.0		$9.66
$9.95-$13.27	34,380	1.8		$10.37
$16.59-$17.05	7,805	4.2		$17.05

Totals	608,564	2.0		$9.75

Director Plan
$17.25	100,000	4.2	Years	$17.25
     All outstanding options were fully vested as of December 31, 2007. The total fair value of options vested during the year ended December 31, 2007 was $0.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. CAPITAL TRANSACTIONS — (Concluded)
     Stock compensation expense consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Restricted stock	$2,208	$2,138	$1,216
Restricted stock units	4,597	2,171	3,374
Stock options	—	—	69

	$6,805	$4,309	$4,659

     The following table details how the expenses associated with restricted stock and restricted stock units, which are expected to be recognized over a weighted average period of 1.2 years, will be recorded assuming performance targets are achieved in the periods currently estimated (in thousands):

Years Ended	Restricted Stock	Restricted Stock	Total Projected
December 31,	Unit Award	Awards	Expense (pre-tax)
2010	$2,850	$845	$3,695
2011	1,604	288	1,892
2012	742	31	773
2013	340	—	340
2014	23	—	23

	$5,559	$1,164	$6,723

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. BUSINESS SEGMENT INFORMATION
Reportable Segment Overview
     We have two reportable business segments: United States and Other. The United States segment is our dominant segment and primarily consists of the United States automobile financing business. The Other segment consists of businesses in liquidation, primarily represented by the discontinued United Kingdom automobile financing business. We are currently liquidating all businesses classified in the Other segment.
Measurement
     The table below presents information for each reportable segment (in thousands):

	United		Total
	States	Other	Company
Year Ended December 31, 2009
Finance charges	$329,428	$9	$329,437
Premiums earned	33,605	—	33,605
Other income	17,622	—	17,622
Provision for credit losses	(12,184)	20	(12,164)
Interest expense	32,399	—	32,399
Depreciation expense	5,139	—	5,139
Provision (benefit) for income taxes	82,999	(7)	82,992
Income from continuing operations	145,885	161	146,046
Segment assets	1,175,550	686	1,176,236

Year Ended December 31, 2008
Finance charges	$286,791	$32	$286,823
Premiums earned	3,967	—	3,967
Other income	21,391	5	21,396
Provision for credit losses	45,883	146	46,029
Interest expense (income)	43,248	(59)	43,189
Depreciation expense	5,342	—	5,342
Provision (benefit) for income taxes	39,966	(22)	39,944
Income (loss) from continuing operations	67,354	(286)	67,068
Segment assets	1,139,214	140	1,139,354

Year Ended December 31, 2007
Finance charges	$220,386	$87	$220,473
Premiums earned	361	—	361
Other income	19,055	38	19,093
Provision for credit losses	19,807	140	19,947
Interest expense (income)	36,716	(47)	36,669
Depreciation expense	4,105	—	4,105
Provision (benefit) for income taxes	29,596	(29)	29,567
Income from continuing operations	53,370	244	53,614
Segment assets	940,307	1,875	942,182
Information About Geographic Locations
     We operate primarily in the United States. As such, our revenues from continuing operations and long-lived assets are evaluated primarily through the above reportable segments. Therefore, no enterprise-wide disclosures of information about geographic locations are necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. BUSINESS SEGMENT INFORMATION — (Concluded)
Information About Products and Services
     We manage our product and service offerings primarily through the above reportable segments. Therefore, no enterprise-wide disclosures of information about products and services are necessary.
Major Customers
     We did not have any Dealer-Partners that provided 10% or more of our revenue during 2009, 2008 or 2007. Additionally, no single Dealer-Partner’s Loans receivable balance accounted for more than 10% of total Loans receivable as of December 31, 2009 or 2008.
13. LITIGATION AND CONTINGENT LIABILITIES
     In the normal course of business and as a result of the customer-oriented nature of the industry in which we operate, industry participants are frequently subject to various customer claims and litigation seeking damages and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, customer protection, warranty, debt collection, insurance and other customer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to our repossession and sale of the customer’s vehicle and other debt collection activities. As the assignee of Consumer Loans originated by Dealer-Partners, we may also be named as a co-defendant in lawsuits filed by customers principally against Dealer-Partners. We may also have disputes and litigation with Dealer-Partners. The claims may allege, among other theories of liability, that we breached its dealer servicing agreement. Many of these cases are filed as purported class actions and seek damages in large dollar amounts. An adverse ultimate disposition in any such action could have a material adverse impact on our financial position, liquidity and results of operations.
14. SUBSEQUENT EVENTS
     On February 1, 2010, we issued $250.0 million aggregate principal amount of 9.125% First Priority Senior Secured Notes due 2017 (the “Senior Notes”). Concurrently with the issuance of the Senior Notes, we amended the agreements governing our line of credit facility with a commercial bank syndicate to facilitate the issuance of the Senior Notes and future secured indebtedness. The net proceeds from the offering of the Senior Notes were used to repay all outstanding borrowings under our line of credit facility and to repay all outstanding borrowings under our $325.0 million revolving secured warehouse facility, subject to our ability to reborrow in each case.
     The Senior Notes were issued pursuant to an indenture, dated as of February 1, 2010 (the “Indenture”), among us, BVPP and VRS, as guarantors, and U.S. Bank National Association, as trustee. The description of the Indenture is qualified in its entirety by reference to the complete text of the Indenture, a copy of which is filed as Exhibit 4(f)(129) to our Form 8-K filed on February 4, 2010.
     The Senior Notes mature on February 1, 2017 and bear interest at a rate of 9.125% per annum, computed on the basis of 360-day year composed of twelve 30-day months and payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2010. The Senior Notes were issued at 97.495% of the aggregate principal amount for gross proceeds of $243.7 million, representing a yield to maturity of 9.625%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. QUARTERLY FINANCIAL DATA (unaudited)
     The following is a summary of the quarterly financial position and results of operations as of and for the years ended December 31, 2009 and 2008, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation.

	2009
	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Balance Sheets
Loans receivable, net	$1,048,100	$1,056,941	$1,057,100	$1,050,013
All other assets	128,877	114,351	120,801	126,223

Total assets	$1,176,977	$1,171,292	$1,177,901	$1,176,236

Total debt	$627,027	$590,114	$544,276	$506,979
Other liabilities	181,560	174,017	182,017	171,047

Total liabilities	808,587	764,131	726,293	678,026
Shareholders’ equity (1)	368,390	407,161	451,608	498,210

Total liabilities and shareholders’ equity	$1,176,977	$1,171,292	$1,177,901	$1,176,236

Income Statements
Revenue	$87,888	$92,373	$100,268	$100,135
Costs and expenses	41,933	35,299	37,965	36,429

Income from continuing operations before provision for income taxes	45,955	57,074	62,303	63,706

Provision for income taxes	16,943	20,924	21,491	23,634

Income from continuing operations	29,012	36,150	40,812	40,072

(Loss) gain from discontinued operations, net of tax	(11)	35	(78)	263

Net income	$29,001	$36,185	$40,734	$40,335

Net income per common share:
Basic	$0.95	$1.18	$1.33	$1.31

Diluted	$0.93	$1.15	$1.29	$1.27

Income from continuing operations per common share:
Basic	$0.95	$1.18	$1.33	$1.30

Diluted	$0.93	$1.15	$1.29	$1.26

(Loss) gain from discontinued operations per common share:
Basic	$—	$—	$—	$0.01

Diluted	$—	$—	$—	$0.01

Weighted average shares outstanding:
Basic	30,479,665	30,600,531	30,658,969	30,798,119
Diluted	31,180,146	31,423,187	31,539,119	31,868,441

(1)	No dividends were paid during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
15. QUARTERLY FINANCIAL DATA (unaudited) — (Concluded)

	2008
	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Balance Sheets
Loans receivable, net	$934,568	$1,012,150	$1,036,407	$1,017,917
All other assets	145,210	139,951	133,949	121,437

Total assets	$1,079,778	$1,152,101	$1,170,356	$1,139,354

Total debt	$638,814	$703,359	$691,937	$641,714
Other liabilities	155,069	151,012	158,693	159,889

Total liabilities	793,883	854,371	850,630	801,603
Shareholders’ equity (1)	285,895	297,730	319,726	337,751

Total liabilities and shareholders’ equity	$1,079,778	$1,152,101	$1,170,356	$1,139,354

Income Statements
Revenue	$70,778	$75,005	$80,107	$86,296
Costs and expenses	43,066	58,535	47,170	56,403

Income from continuing operations before provision for income taxes	27,712	16,470	32,937	29,893

Provision for income taxes	10,131	6,091	12,606	11,116

Income from continuing operations	17,581	10,379	20,331	18,777

Gain (loss) from discontinued operations, net of tax	39	(35)	326	(221)

Net income	$17,620	$10,344	$20,657	$18,556

Net income per common share:
Basic	$0.59	$0.34	$0.68	$0.61

Diluted	$0.57	$0.33	$0.67	$0.60

Income from continuing operations per common share:
Basic	$0.58	$0.34	$0.67	$0.62

Diluted	$0.57	$0.33	$0.66	$0.60

Gain (loss) from discontinued operations per common share:
Basic	$—	$—	$0.01	$(0.01)

Diluted	$—	$—	$0.01	$(0.01)

Weighted average shares outstanding:
Basic	30,106,881	30,252,873	30,310,053	30,327,802
Diluted	30,891,227	31,088,428	31,024,455	31,038,088

(1)	No dividends were paid during the periods presented.

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
     (b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.
     Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2009 and their report dated March 3, 2010 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of Credit Acceptance Corporation
We have audited Credit Acceptance Corporation (a Michigan Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Credit Acceptance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Credit Acceptance Corporation and subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, Credit Acceptance Corporation and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Credit Acceptance Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 3, 2010 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Southfield, Michigan
March 3, 2010

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information is contained under the captions “Matters to Come Before the Meeting – Election of Directors” (excluding the “Report of the Audit Committee”) and “Section 16 (a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     Information is contained under the caption “Compensation of Executive Officers” (excluding the “Report of the Executive Compensation Committee”) in our Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information is contained under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.
     Our Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on May 13, 2004, provides for the granting of restricted stock, restricted stock units, stock options, and performance awards to team members, officers, and directors. We also have two stock option plans pursuant to which we have granted stock options with time or performance-based vesting requirements to team members, officers, and directors. Our 1992 Stock Option Plan (the “1992 Plan”) was approved by shareholders in 1992 prior to our initial public offering and was terminated as to future grants on May 13, 2004, when shareholders approved the Incentive Plan. Our Director Stock Option Plan (the “Director Plan”) was approved by shareholders in 2002 and was terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan.
     The following table sets forth, with respect to each of the equity compensation plans, (1) the number of shares of common stock to be issued upon the exercise of outstanding options or restricted stock units, (2) the weighted average exercise price of outstanding options, and (3) the number of shares remaining available for future issuance, as of December 31, 2009:

			Number of shares
	Number of shares to be		remaining available for
	issued upon exercise of	Weighted-average	future issuance under
	outstanding options,	exercise price of	equity compensation
Plan Category	warrants and rights	outstanding options	plans (a)
Equity compensation plans approved by shareholders:
1992 Plan	608,564	$9.75	—
Director Plan	100,000	17.25	—
Incentive Plan	768,250		362,283

Total	1,476,814	$10.81	362,283

(a)	For additional information regarding our equity compensation plans, see Note 11 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information is contained under the caption “Certain Relationships and Transactions” and “Matters to Come Before the Meeting – Election of Directors – Meetings and Committees of the Board of Directors” in our Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information is contained under the caption “Independent Accountants” in our Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)	The following consolidated financial statements of the Company and Report of Independent Public Accountants are contained in Item 8 — Financial Statements and Supplementary Data of this Form 10-K, which is incorporated herein by reference.

Report of Independent Public Accountants

Consolidated Financial Statements:
—	Consolidated Balance Sheets as of December 31, 2009 and 2008

—	Consolidated Income Statements for the years ended December 31, 2009, 2008 and 2007

—	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

—	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)	The Exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
By:	/s/ BRETT A. ROBERTS
Brett A. Roberts
Chief Executive Officer (Principal Executive Officer)
Date: March 3, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 3, 2010 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ BRETT A. ROBERTS	Chief Executive Officer and Director

Brett A. Roberts	(Principal Executive Officer)

/s/ KENNETH S. BOOTH	Chief Financial Officer

Kenneth S. Booth	(Principal Financial Officer and Principal Accounting Officer)

/s/ GLENDA J. CHAMBERLAIN	Director

Glenda J. Chamberlain

/s/ DONALD A. FOSS	Director and Chairman of the Board

Donald A. Foss

/s/ THOMAS N. TRYFOROS	Director

Thomas N. Tryforos

/s/ SCOTT J. VASSALLUZZO	Director

Scott J. Vassalluzzo

EXHIBIT INDEX
     The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. The Company’s commission file number is 000-20202.

Exhibit
No.		Description

3(a)(1)	1	Articles of Incorporation, as amended July 1, 1997.

3(b)	2	Amended and Restated Bylaws of the Company, as amended, February 24, 2005.

4(c)(19)	3	Amendment No. 1, dated September 20, 2006, to the Fourth Amended and Restated Credit Agreement as of February 7, 2006, among the Company, the Lenders which are parties thereto from time to time and Comerica Bank as administrative agent.

4(c)(20)	3	Amendment No. 2, dated January 19, 2007, to the Fourth Amended and Restated Credit Agreement as of February 7, 2006, among the Company, the Lenders which are parties thereto from time to time and Comerica Bank as administrative agent.

4(c)(21)	3	Amendment No. 3, dated June 14, 2007, to the Fourth Amended and Restated Credit Agreement as of February 7, 2006, among the Company, the Lenders which are parties thereto from time to time and Comerica Bank as administrative agent.

4(c)(22)	4	Amendment No. 4, dated January 25, 2008, to the Fourth Amended and Restated Credit Agreement as of February 7, 2006, among the Company, the Lenders which are parties thereto from time to time and Comerica Bank as administrative agent.

4(f)(40)	5	Second Amendment, dated as of June 10, 2002, to the Intercreditor Agreement dated as of December 15, 1998, among Comerica Bank, as collateral agent, and various lenders and note holders.

4(f)(53)	6	Contribution Agreement, dated September 30, 2003, between the Company and CAC Warehouse Funding Corporation II.

4(f)(55)	6	Back-Up Servicing Agreement, dated September 30, 2003, among the Company, Systems & Services Technologies, Inc., Wachovia Capital Markets, LLC, and CAC Warehouse Funding Corporation II.

4(f)(67)	7	The Fourth Amended and Restated Credit Agreement, dated February 7, 2006, between the Company, the Lenders which are parties thereto from time to time, Comerica Bank, as administrative agent, and Banc of America Securities LLC as sole lead arranger and sole book manager.

4(f)(68)	7	Third Amended and Restated Security Agreement, dated February 7, 2006, between the Company, certain subsidiaries of the Company and Comerica Bank, as agent.

4(f)(77)	8	Certificate Funding Agreement, dated September 20, 2006, between the Company, Credit Acceptance Residual Funding LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC and Wachovia Capital Markets, LLC.

4(f)(78)	9	Indenture, dated November 21, 2006, between Credit Acceptance Auto Dealer Loan Trust 2006-2 and Deutsche Bank Trust Company Americas.

4(f)(79)	9	Sale and Servicing Agreement, dated November 21, 2006, among the Company, Credit Acceptance Auto Dealer Loan Trust 2006-2, Credit Acceptance Funding LLC 2006-2, Deutsche Bank Trust Company Americas, N.A., and Systems & Services Technologies, Inc.

4(f)(80)	9	Backup Servicing Agreement, dated November 21, 2006, among the Company, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Auto Dealer Loan Trust 2006-2, Systems & Services Technologies, Inc., Radian Asset Assurance Inc., XL Capital Assurance Inc. and Deutsche Bank Trust Company Americas.

4(f)(81)	9	Amended and Restated Trust Agreement, dated November 21, 2006, between Credit Acceptance Funding LLC 2006-2 and U.S. Bank Trust National Association.

4(f)(82)	9	Contribution Agreement, dated November 21, 2006, between the Company and Credit Acceptance Funding LLC 2006-2.

Exhibit
No.		Description

4(f)(87)	10	Indenture, dated April 12, 2007, between Credit Acceptance Auto Dealer Loan Trust 2007-1 and Wells Fargo Bank, National Association.

4(f)(88)	10	Sale and Servicing Agreement, dated April 12, 2007, among the Company, Credit Acceptance Auto Dealer Loan Trust 2007-1, Credit Acceptance Funding LLC 2007-1 and Wells Fargo Bank, National Association.

4(f)(89)	10	Backup Servicing Agreement, dated April 12, 2007, among the Company, Credit Acceptance Funding LLC 2007-1, Credit Acceptance Auto Dealer Loan Trust 2007-1, Wells Fargo Bank, National Association, and XL Capital Assurance Inc.

4(f)(90)	10	Amended and Restated Trust Agreement, dated April 12, 2007, between Credit Acceptance Funding LLC 2007-1 and U.S. Bank Trust National Association.

4(f)(91)	10	Contribution Agreement, dated April 12, 2007, between the Company and Credit Acceptance Funding LLC 2007-1.

4(f)(93)	11	Second Amended and Restated Loan and Security Agreement, dated August 31, 2007, between the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., Variable Funding Capital Company, LLC, Park Avenue Receivables Company, LLC, Wachovia Capital Markets, LLC and Systems & Services Technologies, Inc.

4(f)(94)	12	Amendment No. 1, dated September 11, 2007, to the Certificate Funding Agreement dated as of September 20, 2006, between the Company, Credit Acceptance Residual Funding LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC and Wachovia Capital Markets, LLC.

4(f)(95)	13	Indenture, dated October 29, 2007, between Credit Acceptance Auto Dealer Loan Trust 2007-2 and Wells Fargo Bank, National Association.

4(f)(96)	13	Sale and Servicing Agreement, dated October 29, 2007, among the Company, Credit Acceptance Auto Dealer Loan Trust 2007-2, Credit Acceptance Funding LLC 2007-2 and Wells Fargo Bank, National Association.

4(f)(97)	13	Backup Servicing Agreement, dated October 29, 2007, among the Company, Credit Acceptance Funding LLC 2007-2, Credit Acceptance Auto Dealer Loan Trust 2007-2, Wells Fargo Bank, National Association, and XL Capital Assurance Inc.

4(f)(98)	13	Amended and Restated Trust Agreement, dated October 29, 2007, between Credit Acceptance Funding LLC 2007-2 and U.S. Bank Trust National Association.

4(f)(99)	13	Contribution Agreement, dated October 29, 2007, between the Company and Credit Acceptance Funding LLC 2007-2.

4(f)(100)	14	Amendment No. 1, dated December 21, 2007, to the Second Amended and Restated Loan and Security Agreement dated as of August 31, 2007, between the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., Variable Funding Capital Company, LLC, Park Avenue Receivables Company, LLC, Wachovia Capital Markets, LLC and Systems & Services Technologies, Inc.

4(f)(101)	15	Amendment No. 2 dated as of February 13, 2008, to the Second Amended and Restated Loan and Security Agreement, dated as of August 31, 2007, among the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., Variable Funding Capital Company, LLC, Park Avenue Receivables Company LLC, Wachovia Capital Markets, LLC and Systems & Services Technologies, Inc.

4(f)(102)	16	New Bank Addendum, dated as of February 26, 2008, to the Fourth Amended and Restated Credit Agreement, dated February 7, 2006, by and among the Company, the Banks and Comerica Bank, as Agent for the Banks.

4(f)(103)	17	Indenture dated April 18, 2008 between Credit Acceptance Auto Loan Trust 2008-1 and Wells Fargo Bank, National Association.

4(f)(104)	17	Sale and Servicing Agreement dated April 18, 2008 among the Company, Credit Acceptance Auto Loan Trust 2008-1, Credit Acceptance Funding LLC 2008-1, and Wells Fargo Bank, National Association.

Exhibit
No.		Description

4(f)(105)	17	Backup Servicing Agreement dated April 18, 2008 among the Company, Credit Acceptance Funding LLC 2008-1, Credit Acceptance Auto Loan Trust 2008-1, and Wells Fargo Bank, National Association.

4(f)(106)	17	Amended and Restated Trust Agreement dated April 18, 2008 between Credit Acceptance Funding LLC 2008-1 and U.S. Bank Trust National Association.

4(f)(107)	17	Contribution Agreement dated April 18, 2008 between the Company and Credit Acceptance Funding LLC 2008-1.

4(f)(109)	18	Loan and Security Agreement dated May 23, 2008 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank, Relationship Funding Company, LLC and Systems & Services Technologies, Inc.

4(f)(110)	18	Backup Servicing Agreement dated May 23, 2008 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank and Systems & Services Technologies, Inc.

4(f)(111)	18	Contribution Agreement dated May 23, 2008 between the Company and CAC Warehouse Funding III, LLC.

4(f)(112)	18	Intercreditor Agreement dated May 23, 2008 among the Company, CAC Warehouse Funding Corporation II, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Auto Dealer Loan Trust 2006-2, Credit Acceptance Funding LLC 2007-1, Credit Acceptance Auto Dealer Loan Trust 2007-1, Credit Acceptance Funding LLC 2007-2, Credit Acceptance Auto Dealer Loan Trust 2007-2, Credit Acceptance Funding LLC 2008-1, Credit Acceptance Auto Loan Trust 2008-1, CAC Warehouse Funding III, LLC, Wachovia Capital Markets, LLC, as agent, Deutsche Bank Trust Company Americas, as agent, Wells Fargo Bank, National Association, as agent, Comerica Bank, as agent, and Fifth Third Bank, as agent.

4(f)(113)	19	Amendment No. 4 as of August 27, 2008, to the Second Amended and Restated Loan and Security Agreement, dated as of August 31, 2007 among the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, Variable Funding Capital Company, LLC, Wachovia Capital Markets, LLC and Systems & Services Technologies, Inc.

4(f)(114)	19	Second Amendment dated as of August 27, 2008, to the Certificate Funding Agreement dated September 20, 2006, among the Company, Credit Acceptance Residual Funding LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC, and Wachovia Capital Markets, LLC.

4(f)(115)	20	Amendment No. 3 dated as of July 10, 2008, to the Second Amended and Restated Loan and Security Agreement, dated as of August 31, 2007, among the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., Variable Funding Capital Company, LLC, Park Avenue Receivables Company LLC, Wachovia Capital Markets, LLC and Systems & Services Technologies, Inc.

4(f)(116)	20	Third Amendment, dated as of July 31, 2008, to Intercreditor Agreement dated as of December 15, 1998, among Comerica Bank, as collateral agent, and various lenders and note holders.

4(f)(117)	20	Fifth Amendment, dated as of July 31, 2008, to the Fourth Amended and Restated Credit Agreement, dated February 7, 2006, between the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent for the Banks.

4(f)(118)	21	First Amendment, dated as of November 21, 2008, to the Third Amended and Restated Security Agreement, dated February 7, 2006, between the Company, certain subsidiaries of the Company and Comerica Bank, as agent.

Exhibit
No.		Description

4(f)(119)	21	Sixth Amendment, dated as of December 9, 2008, to the Fourth Amended and Restated Credit Agreement, dated February 7, 2006, between the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent for the Banks.

4(f)(120)	22	Seventh Amendment, dated as of June 15, 2009, to Fourth Amended and Restated Credit Agreement, dated February 7, 2006, between the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent for the Banks.

4(f)(121)	23	Third Amended and Restated Loan and Security Agreement, dated as of August 24, 2009 among the Company, CAC Warehouse Funding Corporation II, Wachovia Bank, National Association, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association.

4(f)(122)	24	First Amendment to Loan and Security Agreement, dated as of August 31, 2009 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank and Relationship Funding Company, LLC.

4(f)(123)	25	Indenture, dated December 3, 2009, between Credit Acceptance Auto Loan Trust 2009-1 and Wells Fargo Bank, National Association.

4(f)(124)	25	Sale and Servicing Agreement dated December 3, 2009, among the Company, Credit Acceptance Auto Loan Trust 2009-1, Credit Acceptance Funding LLC 2009-1, and Wells Fargo Bank, National Association.

4(f)(125)	25	Backup Servicing Agreement dated December 3, 2009, among the Company, Credit Acceptance Funding LLC 2009-1, Credit Acceptance Auto Loan Trust 2009-1, and Wells Fargo Bank, National Association.

4(f)(126)	25	Amended and Restated Trust Agreement dated December 3, 2009, between Credit Acceptance Funding LLC 2009-1 and U.S. Bank Trust National Association.

4(f)(127)	25	Sale and Contribution Agreement dated December 3, 2009, between the Company and Credit Acceptance Funding LLC 2009-1.

4(f)(128)	25	Intercreditor Agreement dated December 3, 2009, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding III, LLC, Credit Acceptance Funding LLC 2008-1, Credit Acceptance Funding LLC 2009-1, Credit Acceptance Auto Loan Trust 2008-1, Credit Acceptance Auto Loan Trust 2009-1, Wells Fargo Securities, LLC, as agent, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, and Comerica Bank, as agent.

4(f)(129)	26	Indenture, dated as of February 1, 2010, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee.

4(f)(130)	26	Registration Rights Agreement, dated February 1, 2010, among the Company, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of the Company’s 9.125% First Priority Senior Secured Notes due 2017.

4(f)(131)	26	Ninth Amendment, dated as of February 1, 2010, to the Fourth Amended and Restated Credit Agreement, dated February 7, 2006, among the Company, the lenders which are parties thereto from time to time and Comerica Bank, as administrative agent.

4(f)(132)	26	Fourth Amended and Restated Security Agreement, dated as of February 1, 2010, among the Company, the other Debtors party thereto and Comerica Bank, as collateral agent.

4(f)(133)	42	Eighth Amendment, dated as of October 20, 2009, to the Fourth Amended and Restated Credit Agreement, dated February 7, 2006, between the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent for the Banks.

4(g)(2)	27	Intercreditor Agreement, dated as of December 15, 1998, among Comerica Bank, as collateral agent, and various lenders and note holders.

Exhibit
No.		Description

4(g)(5)	28	First Amendment, dated as of March 30, 2001, to the Intercreditor Agreement dated as of December 15, 1998, among Comerica Bank, as collateral agent, and various lenders and note holders.

4(g)(6)	26	Amended and Restated Intercreditor Agreement, dated as of February 1, 2010, among Credit Acceptance Corporation, the other Grantors party thereto, representatives of the Secured Parties thereunder and Comerica Bank, as administrative agent under the Original Credit Agreement (as defined therein) and as collateral agent.

Note:		Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted there under does not exceed 10% of the Company’s consolidated assets and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request

10(d)(9)	29	Form of Servicing Agreement, as of April 2003.

10(d)(10)	30	Purchase Program Agreement Recitals, as of April 2007.

10(f)(4)*	31	Credit Acceptance Corporation 1992 Stock Option Plan, as amended and restated May 1999.

10(p)	32	Credit Acceptance Corporation Director Stock Option Plan.

10(q)*	33	Credit Acceptance Corporation Incentive Compensation Plan, effective April 1, 2004.

10(q)(2)*	34	Form of Restricted Stock Grant Agreement.

10(q)(3)*	35	Incentive Compensation Bonus Formula for 2005.

10(q)(4)*	36	Form of Restricted Stock Grant Agreement, dated February 22, 2007.

10(q)(5)*	36	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated February 22, 2007.

10(q)(6)*	37	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated October 2, 2008.

10(q)(7)*	38	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated November 13, 2008.

10(q)(8)*	38	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated November 13, 2008.

10(q)(9)*	39	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated March 27, 2009.

10(q)(10)*	40	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, April 6, 2009.

10(q)(11)*	41	Form of Credit Acceptance Corporation Restricted Stock Unit Award Agreement.

10(q)(12)*	41	Form of Credit Acceptance Corporation Board of Directors Restricted Stock Unit Award Agreement.

21(1)(a)	42	Schedule of Credit Acceptance Corporation Subsidiaries.

23(a)	42	Consent of Grant Thornton LLP.

31(a)	42	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31(b)	42	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32(a)	42	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	42	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory contracts and arrangements.

1	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.

2	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

3	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 19, 2007, and incorporated herein by reference.

4	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated January 31, 2008, and incorporated herein by reference.

5	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

6	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.

7	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 10, 2006, and incorporated herein by reference.

8	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 22, 2006, and incorporated herein by reference.

9	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 27, 2006, and incorporated herein by reference.

10	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 18, 2007, and incorporated herein by reference.

11	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 7, 2007, and incorporated herein by reference.

12	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 13, 2007, and incorporated herein by reference.

13	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 2, 2007, and incorporated herein by reference.

14	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 27, 2007, and incorporated herein by reference.

15	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated February 15, 2008, and incorporated herein by reference.

16	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 3, 2008, and incorporated herein by reference.

17	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 24, 2008, and incorporated herein by reference.

18	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 2, 2008, and incorporated herein by reference.

19	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated August 29, 2008, and incorporated herein by reference.

20	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2008, and incorporated herein by reference.

21	Previously filed as an exhibit to the Company’s Form 10-K Annual Report for the year ended December 31, 2008, and incorporated herein by reference.

22	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 18, 2009, and incorporated herein by reference.

23	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated August 27, 2009, and incorporated herein by reference.

24	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated August 31, 2009, and incorporated herein by reference.

25	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated December 9, 2009, and incorporated herein by reference.

26	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated February 5, 2010, and incorporated herein by reference.

27	Previously filed as an exhibit to the Company’s Form 10-K Annual Report for the year ended December 31, 1998, and incorporated herein by reference.

28	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.

29	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

30	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2007, and incorporated herein by reference.

31	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

32	Previously filed as an exhibit to the Company’s Form 10-K Annual Report for the year ended December 31, 2001, and incorporated herein by reference.

33	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

34	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated March 2, 2005, and incorporated herein by reference.

35	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated April 4, 2005, and incorporated herein by reference.

36	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated February 28, 2007, and incorporated herein by reference.

37	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 7, 2008, and incorporated herein by reference.

38	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 19, 2008, and incorporated herein by reference.

39	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 2, 2009, and incorporated herein by reference.

40	Previously filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, dated April 10, 2009, and incorporated herein by reference.

41	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2009, and incorporated herein by reference.

42	Filed herewith.