Form 10-Q
period 2010-03-31
CREDIT ACCEPTANCE CORP
filed 2010-04-29
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $0.01, outstanding on April 23, 2010 was 31,019,762.

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2010	2009
Revenue:
Finance charges	$89,663	$76,726
Premiums earned	7,704	6,460
Other income	5,895	4,702

Total revenue	103,262	87,888

Costs and expenses:
Salaries and wages	16,110	17,121
General and administrative	6,542	7,995
Sales and marketing	4,810	3,921
Provision for credit losses	6,426	164
Interest	11,705	7,923
Provision for claims	5,212	4,809

Total costs and expenses	50,805	41,933

Income from continuing operations before provision for income taxes	52,457	45,955

Provision for income taxes	20,442	16,943

Income from continuing operations	32,015	29,012

Discontinued operations
Loss from discontinued United Kingdom operations	(5)	(15)
Provision (benefit) for income taxes	—	(4)

Loss from discontinued operations	(5)	(11)

Net income	$32,010	$29,001

Net income per common share:
Basic	$1.03	$0.95

Diluted	$1.01	$0.93

Income from continuing operations per common share:
Basic	$1.03	$0.95

Diluted	$1.01	$0.93

Loss from discontinued operations per common share:
Basic	$—	$—

Diluted	$—	$—

Weighted average shares outstanding:
Basic	31,042,495	30,479,665
Diluted	31,584,326	31,180,146
See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2010	2009
(Dollars in thousands, except per share data)	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,602	$2,170
Restricted cash and cash equivalents	87,148	82,456
Restricted securities available for sale	3,072	3,121

Loans receivable (including $11,952 and $12,674 from affiliates as of March 31, 2010 and December 31, 2009, respectively)	1,211,486	1,167,558
Allowance for credit losses	(123,144)	(117,545)

Loans receivable, net	1,088,342	1,050,013

Property and equipment, net	18,324	18,735
Income taxes receivable	787	3,956
Other assets	28,481	15,785

Total Assets	$1,227,756	$1,176,236

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$102,582	$77,295
Line of credit	28,400	97,300
Secured financing	221,167	404,597
Mortgage note and capital lease obligations	4,875	5,082
Senior notes	243,845	—
Deferred income taxes, net	88,251	93,752
Income taxes payable	7,852	—

Total Liabilities	696,972	678,026

Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 31,012,513 and 31,038,217 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	310	311
Paid-in capital	24,631	24,370
Retained earnings	506,443	474,433
Accumulated other comprehensive loss, net of tax of $348 and $526 at March 31, 2010 and December 31, 2009, respectively	(600)	(904)

Total Shareholders’ Equity	530,784	498,210

Total Liabilities and Shareholders’ Equity	$1,227,756	$1,176,236

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Cash Flows From Operating Activities:
Net income	$32,010	$29,001
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	6,426	164
Depreciation and amortization	1,299	1,371
(Benefit) provision for deferred income taxes	(5,679)	3,541
Stock-based compensation	1,183	1,484
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	25,776	11,187
Decrease in income taxes receivable / increase in income taxes payable	11,021	7,330
Increase in other assets	(12,696)	(4,601)

Net cash provided by operating activities	59,340	49,477

Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(4,692)	(6,658)
Purchases of restricted securities available for sale	(407)	—
Maturities of restricted securities available for sale	449	207
Principal collected on Loans receivable	206,137	177,045
Advances to Dealer-Partners and accelerated payments of Dealer Holdback	(212,317)	(153,181)
Purchases of Consumer Loans	(26,443)	(41,389)
Payments of Dealer Holdback	(12,170)	(12,811)
Net decrease (increase) in other loans	38	(13)
Purchases of property and equipment	(781)	(809)

Net cash used in investing activities	(50,186)	(37,609)

Cash Flows From Financing Activities:
Borrowings under line of credit	99,900	152,300
Repayments under line of credit	(168,800)	(114,300)
Proceeds from secured financing	—	54,900
Repayments of secured financing	(183,430)	(107,210)
Principal payments under mortgage note and capital lease obligations	(207)	(377)
Proceeds from sale of senior notes	243,738	—
Repurchase of common stock	(1,896)	(540)
Proceeds from stock options exercised	19	156
Tax benefits from stock-based compensation plans	954	153

Net cash used in financing activities	(9,722)	(14,918)

Effect of exchange rate changes on cash	—	2

Net decrease in cash and cash equivalents	(568)	(3,048)
Cash and cash equivalents, beginning of period	2,170	3,154

Cash and cash equivalents, end of period	$1,602	$106

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$13,443	$8,729
Cash paid during the period for income taxes	$5,126	$5,557
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”). Certain prior period amounts have been reclassified to conform to the current presentation.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2010 for items that could potentially be recognized or disclosed in these financial statements.
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
     We have two programs: the Portfolio Program and the Purchase Program. Under the Portfolio Program, we advance money to Dealer-Partners (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loan. Under the Purchase Program, we buy the Consumer Loan from the Dealer-Partner (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer. Dealer Loans and Purchased Loans are collectively referred to as “Loans”. The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last five quarters:

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2009	82.3%	17.7%
June 30, 2009	86.0%	14.0%
September 30, 2009	89.0%	11.0%
December 31, 2009	90.8%	9.2%
March 31, 2010	90.9%	9.1%

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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reinsurance
     VSC Re Company (“VSC Re”), our wholly-owned subsidiary, is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealer-Partners on vehicles financed by us. VSC Re currently reinsures vehicle service contracts that are underwritten by one of our two third party insurers. Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less commissions and certain administrative costs, are contributed to trust accounts controlled by VSC Re. These premiums are used to fund claims covered under the vehicle service contracts. VSC Re is a bankruptcy remote entity. As such, the exposure to fund claims is limited to the amount of premium dollars contributed, less amounts earned and withdrawn, plus $0.5 million of equity contributed.
     Premiums from the reinsurance of vehicle service contracts are recognized over the life of the policy in proportion to expected costs of servicing those contracts. Expected costs are determined based on our historical claims experience. Claims are expensed through a provision for claims in the period the claim was incurred. Capitalized acquisition costs are comprised of premium taxes and are amortized as general and administrative expense over the life of the contracts in proportion to premiums earned. A summary of reinsurance activity is as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Net assumed written premiums	$10,270	$9,339

Net premiums earned	7,705	6,455

Provision for claims	5,215	4,807

Amortization of capitalized acquisition costs	218	118

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
     We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet. The trust assets and related reinsurance liabilities are as follows (dollars in thousands):

	Balance Sheet location	March 31, 2010	December 31, 2009
Trust assets	Restricted cash and cash equivalents	$43,185	$39,127

Unearned premium	Accounts payable and accrued liabilities	24,394	21,180

Claims reserve (1)	Accounts payable and accrued liabilities	1,032	965

(1)	The claims reserve is estimated based on historical claims experience.
     Prior to the formation of VSC Re, our agreements with two of our vehicle service contract third party administrators (“TPAs”) allowed us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. The agreements also required that vehicle service contract premiums be placed in trust accounts. Funds in the trust accounts were utilized by the TPA to pay claims on the vehicle service contracts. Upon the formation of VSC Re during the fourth quarter of 2008, the unearned premiums on the majority of the vehicle service contracts that had been written through these two TPAs were ceded to VSC Re along with any related trust assets. Vehicle service contracts written prior to 2008 through one of the TPAs remain under this profit sharing arrangement. Profit sharing payments, if any, on the vehicle service contracts are distributed to us periodically after the term of the vehicle service contracts have substantially expired provided certain loss rates are met. We are considered the primary beneficiary of the trusts and as a result, the assets of the remaining trust and the related liabilities have been consolidated on our balance sheet. As of March 31, 2010 and December 31, 2009, the remaining trust had $4.3 million in assets available to pay claims and a related claims reserve of $3.5 million. The trust assets are included in restricted cash and cash equivalents and restricted securities available for sale. The claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets. A third party insures claims in excess of funds in the trust accounts.
     Our determination to consolidate the VSC Re trusts and the profit sharing trusts was based on the following:
•	First, we determined that the trusts qualified as variable interest entities. The trusts have insufficient equity at risk as no parties to the trusts were required to contribute assets that provide them with any ownership interest.
•	Next, we determined that we have variable interests in the trusts. We have a residual interest in the assets of the trusts, which is variable in nature, given that it increases or decreases based upon the actual loss experience of the related service contracts. In addition, VSC Re is required to absorb any losses in excess of the trusts’ assets.
•	Next, we evaluated the purpose and design of the trusts. The primary purpose of the trusts is to provide TPAs with funds to pay claims on vehicle service contracts and to accumulate and provide us with proceeds from investment income and residual funds.
•	Finally, we determined that we are the primary beneficiary of the trusts. We control the amount of premium written and placed in the trusts through Consumer Loan assignments under our Programs, which is the activity that most significantly impacts the economic performance of the trusts. We have the right to receive benefits from the trusts that could potentially be significant. In addition, VSC Re has the obligation to absorb losses of the trusts that could potentially be significant.
Restricted Cash and Cash Equivalents
     Restricted cash and cash equivalents increased to $87.1 million at March 31, 2010 from $82.5 million at December 31, 2009. The following table summarizes restricted cash and cash equivalents:

	As of
(in thousands)	March 31, 2010	December 31, 2009
Cash collections related to secured financings	$42,725	$42,115

Cash held in trusts for future vehicle service contract claims (1)	44,423	40,341

Total restricted cash and cash equivalents	$87,148	$82,456

(1)	The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
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
     Restricted securities available for sale consisted of the following:

	As of March 31, 2010
		Gross	Gross
		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
US Government and agency securities	$726	$14	$(2)	$738
Corporate bonds	2,338	6	(10)	2,334

Total restricted securities available for sale	$3,064	$20	$(12)	$3,072

	As of December 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
US Government and agency securities	$726	$18	$(2)	$742
Corporate bonds	2,381	7	(9)	2,379

Total restricted securities available for sale	$3,107	$25	$(11)	$3,121

     The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2010		As of December 31, 2009
		Estimated		Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Contractual Maturity
Within one year	$1,389	$1,395	$1,486	$1,495
Over one year to five years	1,574	1,576	1,621	1,626
Over five years to ten years	101	101	—	—

Total restricted securities available for sale	$3,064	$3,072	$3,107	$3,121

Deferred Debt Issuance Costs
     As of March 31, 2010 and December 31, 2009, deferred debt issuance costs were $12.9 million (net of accumulated amortization of $4.8 million) and $6.4 million (net of accumulated amortization of $8.9 million), respectively, and are included in other assets in the consolidated balance sheets. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for term secured financings and senior notes and the straight-line method for lines of credit and revolving secured financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Concluded)
     Accounting for Transfers of Financial Assets. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 was incorporated into the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) through Accounting Standards Update (“ASU”) No. 2009-16 and is intended to improve the information provided in financial statements about the transfer of financial assets and the effects of the transfer on financial position and performance, and cash flows for transfers occurring on or after the effective date. The adoption on January 1, 2010 did not have a material impact on our consolidated financial statements.
     Amendments to FASB Interpretation No. 46(R). In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 was incorporated into the FASB ASC through ASU No. 2009-17 and is intended to improve financial reporting related to variable interest entities. The adoption on January 1, 2010 did not have a material impact on our consolidated financial statements, but expanded our disclosures.
4. LOANS RECEIVABLE
     Loans receivable consists of the following (in thousands):

	As of March 31, 2010
	Dealer Loans	Purchased Loans	Total
Loans receivable	$925,094	$286,392	$1,211,486
Allowance for credit losses	(111,372)	(11,772)	(123,144)

Loans receivable, net	$813,722	$274,620	$1,088,342

	As of December 31, 2009
	Dealer Loans	Purchased Loans	Total
Loans receivable	$869,603	$297,955	$1,167,558
Allowance for credit losses	(108,792)	(8,753)	(117,545)

Loans receivable, net	$760,811	$289,202	$1,050,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE — (Concluded)
     A summary of changes in Loans receivable is as follows (in thousands):

	Three Months Ended March 31, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$869,603	$297,955	$1,167,558
New Consumer Loan assignments (1)	212,317	26,443	238,760
Principal collected on Loans receivable	(161,991)	(44,146)	(206,137)
Dealer Holdback payments	12,170	—	12,170
Transfers	(6,143)	6,143	—
Write-offs	(1,388)	(25)	(1,413)
Recoveries	564	22	586
Net change in other loans	(38)	—	(38)

Balance, end of period	$925,094	$286,392	$1,211,486

	Three Months Ended March 31, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$823,567	$325,185	$1,148,752
New Consumer Loan assignments (1)	153,181	41,389	194,570
Principal collected on Loans receivable	(137,540)	(39,505)	(177,045)
Dealer Holdback payments	12,811	—	12,811
Transfers	(4,330)	4,330	—
Write-offs	(570)	(21)	(591)
Recoveries	982	15	997
Net change in other loans	13	—	13
Currency translation	(23)	—	(23)

Balance, end of period	$848,091	$331,393	$1,179,484

(1)	The Dealer Loans amount represents advances and accelerated Dealer Holdback payments made to Dealer-Partners for Consumer Loans assigned under our Portfolio Program. The Purchased Loans amount represents payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.
     A summary of changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$108,792	$8,753	$117,545
Provision for credit losses	3,404	3,022	6,426
Write-offs	(1,388)	(25)	(1,413)
Recoveries	564	22	586

Balance, end of period	$111,372	$11,772	$123,144

	Three Months Ended March 31, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,831	$17,004	$130,835
Provision for credit losses	(353)	517	164
Write-offs	(570)	(21)	(591)
Recoveries	982	15	997
Currency translation	(21)	—	(21)

Balance, end of period	$113,869	$17,515	$131,384

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT
     We currently utilize the following forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) asset-backed secured financings (“Term ABS”) with qualified institutional investors; and (4) Senior Secured Notes due 2017 issued pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (“Senior Notes”). General information for each of our financing transactions in place as of March 31, 2010 is as follows (dollars in thousands):

	Wholly-owned					Interest Rate at
Financings	Subsidiary	Issue Number	Close Date	Maturity Date	Financing Amount	March 31, 2010
Revolving Line of Credit	n/a	n/a	June 15, 2009	June 23, 2011	$150,000	At our option, either the Eurodollar rate plus 275 basis points or the prime rate plus 100 basis points

Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding Corp. II	2003-2	August 24, 2009	August 23, 2010 (7)	$325,000	Commercial paper rate plus 500 basis points or LIBOR plus 600 basis points (4) (5)

Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding III, LLC	2008-2	August 31, 2009	August 31, 2011 (6)	$75,000	Commercial paper rate plus 375 basis points or LIBOR plus 375 basis points (3) (4) (5)

Term ABS 2008-1 (1)	Credit Acceptance Funding LLC 2008-1	2008-1	April 18, 2008	April 15, 2009 (2)	$150,000	Fixed rate (3)

Term ABS 2009-1 (1)	Credit Acceptance Funding LLC 2009-1	2009-1	December 3, 2009	May 15, 2011 (2)	$110,500	Fixed rate

Senior Notes	n/a	n/a	February 1, 2010	February 1, 2017	$250,000	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Represents the revolving maturity date. Loans will amortize after the maturity date based on the cash flows of the contributed assets.

(3)	A portion of the outstanding balance is a floating rate obligation that has been converted to a fixed rate obligation via an interest rate swap.

(4)	The LIBOR rate is used if funding is not available from the commercial paper market.

(5)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(6)	Facility revolves until August 31, 2011 and matures on August 31, 2012.

(7)	Facility revolves until August 23, 2010 and matures on August 23, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)
     Additional information related to the amounts outstanding on each facility is as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Revolving Line of Credit
Maximum outstanding balance	$107,900	$99,300
Average outstanding balance	44,533	66,493

Revolving Secured Warehouse Facility (2003-2)
Maximum outstanding balance	$152,600	$275,000
Average outstanding balance	53,591	264,900

Revolving Secured Warehouse Facility (2008-2)
Maximum outstanding balance	$75,000	$50,000
Average outstanding balance	75,000	50,000

	As of
	March 31, 2010	December 31, 2009
Revolving Line of Credit
Balance outstanding	$28,400	$97,300
Letter(s) of credit	514	514
Amount available for borrowing	121,086	42,186
Interest rate	4.25%	4.25%

Revolving Secured Warehouse Facility (2003-2)
Balance outstanding	$—	$152,600
Amount available for borrowing	325,000	172,400
Contributed eligible Loans (1)	169,106	192,921
Interest rate	5.25%	5.24%

Revolving Secured Warehouse Facility (2008-2)
Balance outstanding	$75,000	$75,000
Amount available for borrowing	—	—
Contributed eligible Loans	93,957	94,073
Interest rate	4.36%	4.36%

Term ABS 2008-1
Balance outstanding	$35,667	$66,497
Contributed eligible Loans	120,088	142,267
Interest rate	6.37%	6.37%

Term ABS 2009-1
Balance outstanding	$110,500	$110,500
Contributed eligible Loans	142,359	142,315
Interest rate	4.40%	4.40%

Senior Notes
Balance outstanding	$243,845	$—
Interest rate	9.13%	—

(1)	At March 31, 2010, the assets are the property of the wholly-owned subsidiary but are not pledged as collateral for the facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)
Senior Notes
     On February 1, 2010, we issued $250.0 million aggregate principal amount of 9.125% First Priority Senior Notes. The Senior Notes were issued pursuant to an indenture, dated as of February 1, 2010 (the “Indenture”), among us, Buyers Vehicle Protection Plan, Inc. (“BVPP”) and Vehicle Remarketing Services, Inc. (“VRS”), as guarantors (the “Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”). The description of the Indenture is qualified in its entirety by reference to the complete text of the Indenture, a copy of which is filed as Exhibit 4(f)(129) to our Form 8-K filed on February 4, 2010.
     The Senior Notes mature on February 1, 2017 and bear interest at a rate of 9.125% per annum, computed on the basis of 360-day year composed of twelve 30-day months and payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2010. The Senior Notes were issued at 97.495% of the aggregate principal amount for gross proceeds of $243.7 million, representing a yield to maturity of 9.625%. The discount is being amortized over the life of the Senior Notes using the effective interest method.
     The Senior Notes are guaranteed on a senior secured basis by the Guarantors, which are also guarantors of obligations under our line of credit facility. Our other existing and future subsidiaries may become guarantors of the Senior Notes. The Senior Notes and the Guarantors’ Senior Note guarantees are secured on a first-priority basis (subject to specified exceptions and permitted liens), together with all indebtedness outstanding from time to time under the line of credit facility and, under certain circumstances, certain future indebtedness, by a security interest in substantially all of our assets and those of the Guarantors, subject to certain exceptions such as real property, cash (except to the extent it is deposited with the collateral agent), certain leases, and equity interests of our subsidiaries (other than those of specified subsidiaries including the Guarantors). Our assets and those of the Guarantors securing the Senior Notes and the Senior Note guarantees will not include our assets transferred to special purpose subsidiaries in connection with securitization transactions and will generally be the same as the collateral securing indebtedness under the line of credit facility and, under certain circumstances, certain future indebtedness, subject to certain limited exceptions as provided in the security and intercreditor agreements related to the line of credit facility.
Line of Credit Facility
     During the first quarter of 2010, we increased the amount of the line of credit facility from $140.0 million to $150.0 million and, concurrently with the issuance of the Senior Notes, amended the agreements governing our line of credit facility to facilitate the issuance of the Senior Notes and certain future secured indebtedness.
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
     The subsidiaries are liable for any amounts due under the applicable facility. Even though we consolidate our subsidiaries for financial reporting purposes, the financing is non-recourse to us. As the subsidiaries are organized as separate legal entities from us, their assets (including the conveyed Loans) will not be available to satisfy our general obligations. All of each of our subsidiary’s assets have been encumbered to secure its obligations to its respective creditors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)
     If not renewed prior to August 23, 2010, the $325.0 million facility will cease to revolve. Thereafter, no further advances would be permitted under the facility and the amounts outstanding would be repaid over time by the collections from the Loans securing the facility. If there are any remaining amounts outstanding on the facility when it matures on August 23, 2011, the lender has the right to cause the Loans securing the facility to be sold to repay the outstanding indebtedness.
     Interest on borrowings under the facilities has been limited to a maximum rate of 6.75% through interest rate cap agreements. We have also entered into an interest rate swap to convert $25.0 million of the $75.0 million secured warehouse facility into fixed debt bearing an interest rate of 5.11%. The subsidiaries pay us a monthly servicing fee equal to 6% of the collections received with respect to the conveyed Loans. The fee is paid out of the collections. Except for the servicing fee and holdback payments due to Dealer-Partners, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary may be entitled to retain a portion of such collections provided that the borrowing base requirements of the facility are satisfied.
Term ABS Financings
     In 2008 and 2009, two of our wholly-owned subsidiaries (the “Funding LLCs”), each completed a secured financing transaction. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors. The Term ABS 2008-1 transaction was initially rated “A” by Standard and Poor’s Rating Services (“S&P”) and as of March 31, 2010 is rated “AAA” by S&P. The Term ABS 2009-1 transaction consists of three classes of notes. The Class A Notes are rated “AAA” by S&P and DBRS, Inc. The Class B Notes are rated “AA” by S&P. The Class C Note does not bear interest, is not rated and has been retained by us.
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
     The table below sets forth certain additional details regarding the outstanding Term ABS Financings (dollars in thousands):

					Expected
	Issue		Net Book Value of Dealer		Annualized
Term ABS Financing	Number	Close Date	Loans Conveyed at Closing	Revolving Period	Rates (1)
Term ABS 2008-1	2008-1	April 18, 2008	$86,615	12 months (Through April 15, 2009)	6.9%

Term ABS 2009-1	2009-1	December 3, 2009	$142,301	18 months (Through May 15, 2011)	5.2%

(1)	Includes underwriter’s fees, insurance premiums and other costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Concluded)
Debt Covenants
     As of March 31, 2010, we are in compliance with all our debt covenants relating to the line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of our assets to debt and a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges. These covenants also limit the maximum ratio of our funded debt to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.
     In addition to the covenants stated above, our revolving secured warehouse facilities and Term ABS financings contain covenants that measure the performance of the contributed assets. As of March 31, 2010, we were in compliance with all such covenants. As of the end of the quarter, we are also in compliance with our covenants under the Senior Notes Indenture. The Indenture includes covenants that limit the maximum ratio of our funded debt to tangible net worth and also require a minimum collateral coverage ratio.
6. DERIVATIVE INSTRUMENTS
     Interest Rate Caps. We purchase interest rate cap agreements to manage the interest rate risk on our $325.0 million revolving secured warehouse facility and on $50.0 million of the $75.0 million revolving secured warehouse facility.
     As of March 31, 2010 and December 31, 2009, eight interest rate cap agreements with various maturities between May 2010 and August 2011 were outstanding with a cap rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable, and a nominal fair value.
     The interest rate caps have not been designated as hedging instruments.
     Interest Rate Swaps. As of March 31, 2010 and December 31, 2009, the following were outstanding:
•	An interest rate swap to convert the outstanding balance of the 2008-1 floating rate Term ABS financing into fixed rate debt, bearing an interest rate of 6.37%. This interest rate swap has been designated as a cash flow hedging instrument.

•	An interest rate swap, also related to the outstanding balance of the 2008-1 floating rate Term ABS financing, that requires the counterparties to make a payment depending on our actual debt balance outstanding on the facility relative to our original forecasted balance and on the level of interest rates. This interest rate swap has not been designated as a hedging instrument.

•	An interest rate swap to convert $25.0 million of the $75.0 million 2008-2 revolving secured warehouse facility into fixed rate debt, bearing an interest rate of 5.11%. This interest rate swap has been designated as a cash flow hedging instrument.
     At March 31, 2010, we had minimal exposure to credit loss on the interest rate swaps. We do not believe that any reasonably likely change in interest rates would have a materially adverse effect on our financial position, our results of operations or our cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
6. DERIVATIVE INSTRUMENTS — (Concluded)
     Information related to the fair values of derivative instruments in our consolidated balance sheets as of March 31, 2010 and December 31, 2009 is as follows (in thousands):

		Fair Value
	Balance Sheet	March 31,	December 31,
	location	2010	2009
Derivatives designated as hedging instruments
Liability Derivatives
Interest rate swap	Accounts payable and accrued liabilities	$1,480	$1,445

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate caps	Other assets	$6	$82

Total Asset Derivatives		$6	$82

Total Liability Derivatives		$1,480	$1,445

     Information related to the effect of derivative instruments designated as hedging instruments on our consolidated income statements for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Gain / (Loss)
	Recognized in OCI on Derivative		Loss Reclassified from Accumulated
	(Effective Portion)		OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2010	2009	Location	2010	2009
Interest rate swap	$49	$(474)	Interest expense	$(440)	$(1,097)
     As of March 31, 2010, we expect to reclassify losses of $0.5 million from accumulated other comprehensive income into income during the next twelve months.
     Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated income statements for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

		Amount of Loss Recognized in
		Income on Derivative
		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location	2010	2009
Interest rate caps	Interest expense	$(76)	$(1)
Interest rate swap	Interest expense	(590)	(11)

Total		$(666)	$(12)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
7. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
     A comparison of the carrying value and estimated fair value of these financial instruments is as follows (in thousands):

	As of March 31,		As of December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents and restricted cash	$87,148	$87,148	$84,626	$84,626
Restricted securities available for sale	3,072	3,072	3,121	3,121
Net investment in Loans receivable	1,088,342	1,098,129	1,050,013	1,056,059
Derivative instruments	6	6	82	82

Liabilities
Line of credit	$28,400	$28,400	$97,300	$97,300
Secured financing	221,167	223,574	404,597	404,725
Mortgage note	4,689	4,702	4,744	4,757
Senior Notes	243,845	258,002	—	—
Derivative instruments	1,480	1,480	1,445	1,445
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
7. FAIR VALUE OF FINANCIAL INSTRUMENTS — (Concluded)
     The following table provides the fair value measurements of applicable assets and liabilities, measured at fair value on a recurring basis, as of March 31, 2010 (in thousands):

			Total
	Level 1	Level 2	Fair Value
Assets
Restricted securities available for sale	$3,072	$—	$3,072
Derivative Instruments	—	6	6

Liabilities
Derivative instruments	$—	$1,480	$1,480
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
     Affiliated Dealer Loan balances were $12.0 million and $12.7 million as of March 31, 2010 and December 31, 2009, respectively. Affiliated Dealer Loan balances were 1.3% and 1.5% of total consolidated Dealer Loan balances as of March 31, 2010 and December 31, 2009, respectively. A summary of related party Loan activity is as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	Affiliated		Affiliated
	Dealer-Partner	% of	Dealer-Partner	% of
	activity	consolidated	activity	consolidated
New Dealer and Purchased Loans	$1,599	0.8%	$2,030	1.3%

Dealer Loan revenue	$847	1.2%	$948	1.8%

Dealer Holdback payments	$590	4.9%	$571	4.5%
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
9. INCOME TAXES
     A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

	Three Months Ended
	March 31,
	2010	2009
U.S. federal statutory rate	35.0%	35.0%
State income taxes	1.8	1.3
Interest and penalties	3.4	0.4
Other	(1.2)	0.2

Effective tax rate	39.0%	36.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
9. INCOME TAXES — (Concluded)
     The differences between the U.S. federal statutory rate and our effective tax rate are primarily due to state income taxes and reserves for uncertain tax positions and related interest and penalties that are included in the provision for income taxes. The increase in 2010, as compared to the same period in 2009, is primarily due to interest related to the ongoing Internal Revenue Service (“IRS”) audit detailed below.
     The federal income tax returns for 2004, 2005, and 2006 have been under examination by the IRS since February 2007, and in March 2010, the IRS began examining the federal returns for 2007 and 2008. In July 2009, we received a revised notice from the IRS, in the form of a 30-day letter, disputing the tax valuation of our Loan portfolio for 2004 through 2006. We disagree with the IRS’s proposed valuation and will vigorously defend our position. We have filed tax returns for 2004 to 2008 applying the portfolio valuation methodology that the IRS disputes. If the IRS were to prevail with their current position without compromise, we would owe $20.2 million of additional federal and state taxes for the period under audit. Additionally, if we used their methodology for 2007, 2008 and 2009, we would owe additional federal and state taxes of $16.7 million. The total amount of $36.9 million of additional taxes for the 2004 through 2009 period is an acceleration of taxes already provided for and recorded as a deferred tax liability in our consolidated balance sheet as of March 31, 2010. We would also owe interest related to the additional federal and state taxes that would reduce our net income by $8.2 million. In February 2010, we have submitted to the IRS a proposal with an alternative portfolio valuation methodology. This proposal is currently under the IRS’s review.
     We believe that the ultimate deductibility of the Loan portfolio valuation position is highly certain, but there is uncertainty about the timing of such deductibility. As of March 31, 2010, we estimate that it is likely that the Loan portfolio valuation position will be settled with the IRS for an amount different from the amounts filed in 2004 through 2008 tax returns. For that reason, we have measured this uncertain tax position by applying the FASB ASC’s recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in a tax return.
     As of March 31, 2010, we have reduced the deferred income tax liability related to the Loan portfolio valuation and recorded a liability for unrecognized tax benefit in the amount of $7.0 million. This adjustment reflects an acceleration of taxes already provided for in previous periods. We have also recorded interest related to the additional federal and state taxes that is included in the provision for income taxes and decreases our net income by $1.0 million.
10. CAPITAL TRANSACTIONS
     Net Income Per Share
     Basic net income per share has been computed by dividing net income by the basic number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of common and common equivalent shares outstanding using the treasury stock method. The share effect is as follows:

	Three Months Ended March 31,
	2010	2009
Weighted average common and common equivalent shares outstanding:
Basic number of common shares outstanding	31,042,495	30,479,665

Dilutive effect of stock options	367,735	541,257

Dilutive effect of restricted stock and restricted stock units	174,096	159,224

Dilutive number of common and common equivalent shares outstanding	31,584,326	31,180,146

     There were no stock options, restricted stock or restricted stock units that would be anti-dilutive for the three months ended March 31, 2010 and 2009.
     Stock Compensation Plans
     Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), the number of shares reserved for granting of restricted stock, restricted stock units, stock options, and performance awards to team members, officers, directors, and contractors at any time prior to April 6, 2019 is 1.5 million shares. The shares available for future grants under the Incentive Plan totaled 310,600 as of March 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
10. CAPITAL TRANSACTIONS — (Concluded)
     A summary of the restricted stock activity under the Incentive Plan for the three months ended March 31, 2010 and 2009 is presented below:

	Number of Shares
	Three Months Ended March 31,
Restricted Stock	2010	2009
Outstanding Beginning Balance	242,277	245,329
Granted	19,183	121,736
Vested	(142,682)	(105,682)
Forfeited	—	(5,711)

Outstanding Ending Balance	118,778	255,672

     A summary of the restricted stock unit activity under the Incentive Plan for the three months ended March 31, 2010 and 2009 is presented below:

	Nonvested		Vested		Total
		Weighted-		Weighted-
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date	Number of
	Restricted Stock	Fair Value	Restricted Stock	Fair Value	Restricted Stock
Restricted Stock Units	Units	Per Share	Units	Per Share	Units
Outstanding at December 31, 2009	648,250	$19.35	120,000	$26.30	768,250
Granted	32,500	39.89	—	—	32,500	(1)
Vested	(149,650)	20.24	149,650	20.24	—	(2)

Outstanding at March 31, 2010	531,100	$20.36	269,650	$22.94	800,750

	Nonvested		Vested		Total
		Weighted-		Weighted-
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date	Number of
	Restricted Stock	Fair Value	Restricted Stock	Fair Value	Restricted Stock
Restricted Stock Units	Units	Per Share	Units	Per Share	Units
Outstanding at December 31, 2008	640,000	$18.99	60,000	$26.30	700,000
Granted	62,500	21.38	—	—	62,500	(3)
Vested	(60,000)	26.30	60,000	26.30	—	(4)
Forfeited	(7,500)	13.51	—	—	(7,500)

Outstanding at March 31, 2009	635,000	$18.60	120,000	$26.30	755,000

(1)	The distribution date of vested restricted stock units is February 22, 2017.

(2)	The distribution date of vested restricted stock units is February 22, 2014 for 60,000 restricted stock units and February 22, 2016 for 89,650 restricted stock units.

(3)	The distribution date of vested restricted stock units is February 22, 2016.

(4)	The distribution date of vested restricted stock units is February 22, 2014.
     Stock compensation expense consists of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Restricted stock	$334	$510
Restricted stock units	849	974

	$1,183	$1,484

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
(UNAUDITED)
11. BUSINESS SEGMENT INFORMATION
     We have two reportable business segments: United States and Other. The United States segment is our dominant segment and primarily consists of the United States automobile financing business. The Other segment consists of businesses in liquidation.
     Selected segment information is set forth below (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue:
United States	$103,261	$87,886
Other	1	2

Total revenue	$103,262	$87,888

Income (loss) from continuing operations before provision for income taxes:
United States	$52,470	$45,970
Other	(13)	(15)

Total income from continuing operations before provision for income taxes	$52,457	$45,955

	As of
	March 31, 2010	December 31, 2009
Segment Assets
United States	$1,227,678	$1,175,550
Other	78	686

Total Assets	$1,227,756	$1,176,236

12. COMPREHENSIVE INCOME
     Our comprehensive income information is set forth below (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$32,010	$29,001
Unrealized loss on securities available for sale, net of tax	(5)	(1)
Unrealized gain on interest rate swap, net of tax	309	386

Comprehensive income	$32,314	$29,386

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 — Financial Statements and Supplementary Data, of our 2009 Annual Report on Form 10-K, as well as Item 1- Consolidated Financial Statements, of this Form 10-Q, which is incorporated herein by reference.
Critical Success Factors
     Critical success factors include our ability to access capital on acceptable terms, accurately forecast Consumer Loan performance, and maintain or grow Consumer Loan volume at the level and on the terms that we anticipate.
Access to Capital
     Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio is 0.9:1 at March 31, 2010. We currently utilize the following forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) Term ABS financings with qualified institutional investors; and (4) our Senior Notes.
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
     We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of March 31, 2010, with the forecasts as of December 31, 2009, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of			Variance in Forecasted Collection Percentage from
Consumer
Loan
Assignment	March 31,	December 31,	Initial	December 31,	Initial
Year	2010	2009	Forecast	2009	Forecast
2001	67.5%	67.5%	70.4%	0.0%	-2.9%
2002	70.5%	70.4%	67.9%	0.1%	2.6%
2003	73.7%	73.7%	72.0%	0.0%	1.7%
2004	73.1%	73.1%	73.0%	0.0%	0.1%
2005	73.8%	73.7%	74.0%	0.1%	-0.2%
2006	70.3%	70.3%	71.4%	0.0%	-1.1%
2007	68.1%	68.3%	70.7%	-0.2%	-2.6%
2008	69.8%	70.0%	69.7%	-0.2%	0.1%
2009	76.4%	75.6%	71.9%	0.8%	4.5%
     Consumer Loans assigned in 2002-2004 and 2008-2009 have performed better than our initial expectations while Consumer Loans assigned in 2001 and 2005-2007 have performed worse. During the first quarter of 2010, forecasted collection rates increased for Consumer Loans assigned in 2009, and decreased modestly for 2007 and 2008 Consumer Loan assignments.
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

     The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2010. Payments of Dealer Holdback and accelerated Dealer Holdback are not included in the advance percentage paid to the Dealer-Partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of March 31, 2010
Consumer Loan	Forecasted			% of Forecast
Assignment Year	Collection %	Advance %	Spread %	Realized
2001	67.5%	46.0%	21.5%	99.2%
2002	70.5%	42.2%	28.3%	99.0%
2003	73.7%	43.4%	30.3%	98.9%
2004	73.1%	44.0%	29.1%	98.4%
2005	73.8%	46.9%	26.9%	97.9%
2006	70.3%	46.6%	23.7%	94.8%
2007	68.1%	46.5%	21.6%	82.3%
2008	69.8%	44.6%	25.2%	61.3%
2009	76.4%	43.9%	32.5%	32.0%
2010	73.4%	44.9%	28.5%	3.9%
     The risk of a material change in our forecasted collection rate declines as the Consumer Loans age. For 2006 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 90% of the expected collections. Conversely, the forecasted collection rates for more recent Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.
     The spread between the forecasted collection rate and the advance rate declined during the 2003-2007 period as we increased advance rates during this period in response to a more difficult competitive environment. During 2008 and 2009, the spread increased as the competitive environment improved, and we reduced advance rates. In addition, during 2009 the spread was positively impacted by better than expected Consumer Loan performance. The decline in the spread for 2010 Consumer Loan assignments reflects advance rate increases implemented during the last four months of 2009 and the first quarter of 2010.
     The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), and the spread (the forecasted collection rate less the advance rate) as of March 31, 2010 for Purchased Loans and Dealer Loans separately. Payments of Dealer Holdback and accelerated Dealer Holdback are not included in the advance percentage paid to the Dealer-Partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan	Forecasted
	Assignment Year	Collection %	Advance %	Spread %
Purchased Loans	2007	68.3%	48.7%	19.6%
	2008	68.8%	46.3%	22.5%
	2009	76.5%	45.3%	31.2%
	2010	72.9%	47.1%	25.8%

Dealer Loans	2007	68.1%	45.9%	22.2%
	2008	70.3%	43.6%	26.7%
	2009	76.4%	43.6%	32.8%
	2010	73.5%	44.6%	28.9%

     Although the advance rate on Purchased Loans is higher as compared to the advance rate on Dealer Loans, Purchased Loans do not require us to pay Dealer Holdback.

Consumer Loan Volume
     Our ability to maintain and grow Consumer Loan volume is impacted by our pricing strategy, the number of Dealer-Partners actively participating in our programs, and the competitive environment. The following table summarizes changes in Consumer Loan assignment volume in each of the last five quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2009	-13.0%	-28.9%
June 30, 2009	-16.2%	-33.5%
September 30, 2009	-5.7%	-13.0%
December 31, 2009	7.6%	5.9%
March 31, 2010	11.2%	21.6%

(1)	Represents payments made to Dealer-Partners for advances on Dealer Loans and the acquisition of Purchased Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
     Dollar and unit volume increased during the first quarter of 2010 as compared to the same period in 2009 due to pricing changes implemented during the last four months of 2009 and the first quarter of 2010 that reduced per unit profitability in exchange for increased unit volume.
     As a result of our success in renewing our debt facilities during the third quarter of 2009, securing additional financing during the fourth quarter of 2009 and issuing our Senior Notes in the first quarter of 2010, we are in position to grow year over year unit volumes. We will continue to monitor unit volumes and will make additional pricing changes with an objective to maximize economic profit given the capital we have available. Future growth rates will partially depend on how unit volumes respond to pricing changes, which will be influenced to a large degree by how quickly competition returns to our market.
     The following table summarizes the changes in Consumer Loan unit volume and active Dealer-Partners:

	Three Months Ended March 31,
	2010	2009	% change
Consumer Loan unit volume	38,903	34,991	11.2%
Active Dealer-Partners (1)	2,346	2,305	1.8%

Average volume per active Dealer-Partner	16.6	15.2	9.2%

Consumer Loan unit volume from Dealer-Partners active both periods	28,821	27,728	3.9%
Dealer-Partners active both periods	1,524	1,524	—

Average volume per Dealer-Partners active both periods	18.9	18.2	3.9%

Consumer Loan unit volume from new Dealer-Partners	1,741	2,228	-21.9%
New active Dealer-Partners (2)	216	338	-36.1%

Average volume per new active Dealer-Partners	8.1	6.6	22.7%

Attrition (3)	-20.8%	-25.4%

(1)	Active Dealer-Partners are Dealer-Partners who have received funding for at least one Loan during the period.

(2)	New active Dealer-Partners are Dealer-Partners who enrolled in our program and have received funding for their first Loan from us during the periods presented.

(3)	Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from Dealer-Partners who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

     Consumer Loans are assigned to us through either our Portfolio Program or our Purchase Program. The following table summarizes the portion of our Consumer Loan volume that was assigned to us through our Purchase Program:

	Three Months Ended
	March 31,
	2010	2009
New Purchased Loan unit volume as a percentage of total unit volume	9.1%	17.7%

New Purchased Loan dollar volume as a percentage of total dollar volume	11.1%	21.3%
     For the three months ended March 31, 2010, new Purchased Loan unit and dollar volume as a percentage of total unit and dollar volume, respectively, decreased as compared to 2009 primarily due to the continued impact of program enrollment eligibility changes we made in 2008. For all Dealer-Partners enrolling in our program after August 31, 2008, access to our Purchase Program is only granted after the first accelerated Dealer Holdback payment has been made under the Portfolio Program.
     As of March 31, 2010 and December 31, 2009, the net Purchased Loans receivable balance was 25.2% and 27.5%, respectively, of the total net Loans receivable balance.

Results of Operations
     Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     The following is a discussion of our results of operations and income statement data on a consolidated basis.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2010	2009	% Change
Revenue:
Finance charges	$89,663	$76,726	16.9%
Premiums earned	7,704	6,460	19.3%
Other income	5,895	4,702	25.4%

Total revenue	103,262	87,888	17.5%

Costs and expenses:
Salaries and wages	16,110	17,121	-5.9%
General and administrative	6,542	7,995	-18.2%
Sales and marketing	4,810	3,921	22.7%
Provision for credit losses	6,426	164	3818.3%
Interest	11,705	7,923	47.7%
Provision for claims	5,212	4,809	8.4%

Total costs and expenses	50,805	41,933	21.2%

Income from continuing operations before provision for income taxes	52,457	45,955	14.1%

Provision for income taxes	20,442	16,943	20.7%

Income from continuing operations	32,015	29,012	10.4%

Discontinued operations
Loss from discontinued United Kingdom operations	(5)	(15)	-66.7%
Provision (benefit) for income taxes	—	(4)	-100.0%

Loss from discontinued operations	(5)	(11)	-54.5%

Net income	$32,010	$29,001	10.4%

Net income per common share:
Basic	$1.03	$0.95

Diluted	$1.01	$0.93

Income from continuing operations per common share:
Basic	$1.03	$0.95

Diluted	$1.01	$0.93

Loss from discontinued operations per common share:
Basic	$—	$—

Diluted	$—	$—

Weighted average shares outstanding:
Basic	31,042,495	30,479,665
Diluted	31,584,326	31,180,146

Continuing Operations
     Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     The following table highlights changes in income from continuing operations for the three months ended March 31, 2010, as compared to 2009:

Income from continuing operations, March 31, 2009	$29,012
Increase in finance charges	12,937
Decrease in operating expenses (1)	1,575
Increase in provision for credit losses	(6,262)
Increase in interest	(3,782)
Increase in provision for income taxes	(3,499)
Other (2)	2,034

Income from continuing operations, March 31, 2010	$32,015

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

(2)	Other consists of premiums earned, other income, and provision for claims.
     Finance Charges. For the three months ended March 31, 2010, finance charges increased $12.9 million, or 16.9%, as compared to the same period in 2009. The increase is primarily the result of:
•	An increase in the average yield on our Loan portfolio resulting from an increase in forecasted collection rates throughout 2009 as well as higher yields on Consumer Loans assigned during the last three quarters of 2009 and the first quarter of 2010. For the three months ended March 31, 2010 and 2009, the average yield on our Loan portfolio was 34.6% and 29.2%, respectively.

•	A 2.9% increase in the average Loans receivable balance due to growth in new Loan volume during the last quarter of 2009 and first quarter of 2010.
     Premiums Earned. For the three months ended March 31, 2010, premiums earned increased $1.2 million, or 19.3%, as compared to the same period in 2009. The increase is primarily due to a 2009 revision in our revenue recognition timing of vehicle service contracts reinsured through VSC Re. During the third quarter of 2009, we revised our revenue recognition timing in order to better match the timing with our expected costs of servicing vehicle contracts.
     Other Income. For the three months ended March 31, 2010, other income increased $1.2 million, or 25.4%, as compared to the same period in 2009. The increase is primarily due to an increase in Guaranteed Asset Protection (“GAP”) profit sharing payments due to decreased GAP claims paid as a percentage of premiums written. For the three months ended March 31, 2010, we received GAP profit sharing payments of $0.7 million compared to $0.1 million for the same period in 2009.
     Salaries and wages. For the three months ended March 31, 2010, salaries and wages decreased $1.0 million, or 5.9%, as compared to the same period in 2009, due primarily to a $0.9 million decrease related to Information Technology.
     General and Administrative. For the three months ended March 31, 2010, general and administrative expense decreased $1.5 million, or 18.2%, as compared to the same period in 2009 due primarily to decreased legal costs.
     Sales and Marketing. For the three months ended March 31, 2010, sales and marketing expense increased $0.9 million, or 22.7%, as compared to the same period in 2009 due primarily to increased sales commissions.
     Provision for Credit Losses. For the three months ended March 31, 2010, the provision for credit losses increased $6.3 million, or 3818.3%, as compared to the same period in 2009. Under GAAP, when forecasted future cash flows decline relative to the cash flows expected at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established. For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer-Partner and Purchased Loans are grouped by month of purchase. As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.

     During the most recent period, overall Consumer Loan performance was consistent with our expectations at the start of the period. However, a $6.4 million provision for credit losses was recorded consisting of the following components: (1) $3.4 million related to specific Dealer Loan pools that experienced a decline in forecasted future cash flows during the period and (2) $3.0 million related to specific Purchased Loan pools that experienced a decline in forecasted cash flows during the period. We recognized a minimal amount of provision for credit losses for the three months ended March 31, 2009 primarily due to a slight improvement in forecasted collection rates during the period.
     Interest. For the three months ended March 31, 2010, interest expense increased $3.8 million, or 47.7%, as compared to the same period in 2009. The following table shows interest expense, the average outstanding debt balance, and the pre-tax average cost of debt for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Interest expense	$11,705	$7,923
Average outstanding debt balance	$492,069	$624,279
Pre-tax average cost of debt	9.5%	5.1%
     For the three months ended March 31, 2010, the increase in interest expense is primarily due to an increase in our pre-tax average cost of debt due to the issuance of the Senior Notes during the first quarter of 2010 and an increase in available and unused credit capacity.
     Provision for income taxes. For the three months ended March 31, 2010, the effective tax rate increased to 39.0%, from 36.9% in the same period in 2009 primarily due to an increase in reserves for uncertain tax positions and interest related to the ongoing IRS audit.
Liquidity and Capital Resources
     We need capital to fund new Loans and pay Dealer Holdback. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) Term ABS financings with qualified institutional investors; and (4) our Senior Notes. There are various restrictive debt covenants for each financing arrangement and we are in compliance with those covenants as of March 31, 2010. For information regarding these financings and the covenants included in the related documents, see Note 5 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.
     During the first quarter of 2010, we issued $250.0 million aggregate principal amount of 9.125% First Priority Senior Notes. Concurrently with the issuance of the Senior Notes, we amended the agreements governing our line of credit facility with a commercial bank syndicate to facilitate the issuance of the Senior Notes and future secured indebtedness. The net proceeds from the offering of the Senior Notes were used to repay all outstanding borrowings under our line of credit facility and to repay all outstanding borrowings under our $325.0 million revolving secured warehouse facility, subject to our ability to reborrow in each case.
     The Senior Notes were issued pursuant to an Indenture, dated as of February 1, 2010, among us, BVPP and VRS, as Guarantors, and U.S. Bank National Association, as Trustee. The description of the Indenture is qualified in its entirety by reference to the complete text of the Indenture, a copy of which is filed as Exhibit 4(f)(129) to our Form 8-K filed on February 4, 2010.
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

     Cash and cash equivalents decreased to $1.6 million as of March 31, 2010 from $2.2 million at December 31, 2009. Our total balance sheet indebtedness decreased to $498.3 million at March 31, 2010 from $507.0 million at December 31, 2009 as the net cash provided by our operating activities and principal collections from our Loan portfolio exceeded the cash used to fund new Loans.
Contractual Obligations
     A summary of the total future contractual obligations requiring repayments as of March 31, 2010 is as follows (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Long-term debt, including current maturities and capital leases (1)	$504,442	$36,077	$214,657	$3,708	$250,000	$—
Operating lease obligations	2,658	729	1,701	228	—	—
Purchase obligations (2)	1,336	1,336	—	—	—	—
Other future obligations (3)	19,872	—	—	—	—	19,872

Total contractual obligations (4)	$528,308	$38,142	$216,358	$3,936	$250,000	$19,872

(1)	Long-term debt obligations included in the above table consist solely of principal repayments. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 5 to the consolidated financial statements contained in Item 1 of this Form 10-Q which is incorporated herein by reference. Based on the actual amounts outstanding under our revolving line of credit, our warehouse facilities, and our Senior Notes at March 31, 2010, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of March 31, 2010, interest is expected to be approximately $18.6 million during 2010; $26.5 million during 2011; and $118.5 million during 2012 and thereafter.

(2)	Purchase obligations consist solely of contractual obligations related to the information system needs.

(3)	Other future obligations included in the above table consist solely of reserves for uncertain tax positions. Payments are contingent upon examination and would occur in the periods in which the uncertain tax positions are settled.

(4)	We have contractual obligations to pay Dealer Holdback to our Dealer-Partners; however, as payments of Dealer Holdback are contingent upon the receipt of customer payments and the repayment of advances, these obligations are excluded from the table above.
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
Critical Accounting Estimates
     Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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
     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2009, other risk factors discussed herein or listed from time to time in our reports filed with the Securities and Exchange Commission and the following:
•	Our inability to accurately forecast and estimate the amount and timing of future collections could have a material adverse effect on results of operations.

•	We may be unable to execute our business strategy due to current economic conditions.

•	We may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow our business.

•	The terms of our debt limit how we conduct our business.

•	The conditions of the U.S. and international capital markets may adversely affect lenders with which we have relationships, causing us to incur additional costs and reducing our sources of liquidity, which may adversely affect our financial position, liquidity and results of operations.

•	Our substantial debt could negatively impact our business, prevent us from satisfying our debt obligations and adversely affect our financial condition.

•	Due to competition from traditional financing sources and non-traditional lenders, we may not be able to compete successfully.

•	We may not be able to generate sufficient cash flows to service our outstanding debt and fund operations and may be forced to take other actions to satisfy our obligations under such debt.

•	Interest rate fluctuations may adversely affect our borrowing costs, profitability and liquidity.

•	Reduction in our credit rating could increase the cost of our funding from, and restrict our access to, the capital markets and adversely affect our liquidity, financial condition and results of operations.

•	We may incur substantially more debt and other liabilities. This could exacerbate further the risks associated with our current debt levels.

•	The regulation to which we are or may become subject could result in a material adverse effect on our business.

•	Adverse changes in economic conditions, the automobile or finance industries, or the non-prime consumer market could adversely affect our financial position, liquidity and results of operations, the ability of key vendors that we depend on to supply us with services, and our ability to enter into future financing transactions.

•	Litigation we are involved in from time to time may adversely affect our financial condition, results of operations and cash flows.

•	Our operations are dependent on technology.

•	We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional team members could adversely affect our ability to operate profitably.

•	Our reputation is a key asset to our business, and our business may be affected by how we are perceived in the marketplace.

•	The concentration of our Dealer-Partners in several states could adversely affect us.

•	Failure to properly safeguard confidential consumer information could subject us to liability, decrease our profitability and damage our reputation.

•	Our founder controls a majority of our common stock, has the ability to control matters requiring shareholder approval and has interests which may conflict with the interests of our other security holders.

•	Reliance on our outsourced business functions could adversely affect our business.

•	Natural disasters, acts of war, terrorist attacks and threats or the escalation of military activity in response to these attacks or otherwise may negatively affect our business, financial condition and results of operations.
     Other factors not currently anticipated by management may also materially and adversely affect our results of operations. We do not undertake, and expressly disclaim any obligation, to update or alter our statements whether as a result of new information, future events or otherwise, except as required by applicable law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2009 Annual Report on Form 10-K.
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

PART II. — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
     In 1999, our board of directors approved a stock repurchase program which authorizes us to purchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. As of March 31, 2010, we have repurchased approximately 20.4 million shares under the stock repurchase program at a cost of $399.2 million. Included in the stock repurchases to date are 12.5 million shares of common stock purchased through four modified Dutch auction tender offers at a cost of $304.4 million. As of March 31, 2010, we have authorization to repurchase up to $29.1 million of our common stock.
     The following table summarizes stock repurchases for the three months ended March 31, 2010:

				Total Number of	Maximum Dollar Value
				Shares Purchased as	that May Yet Be Used
	Total Number			Part of Publicly	to Purchase Shares
	of Shares		Average Price	Announced Plans	Under the Plans
Period	Purchased		Paid per Share	or Programs	or Programs
January 1 to January 31, 2010	—		$—	—	$29,113,295
February 1 to February 28, 2010	47,187	*	—	—	29,113,295
March 1 to March 31, 2010	—		—	—	29,113,295

	—		$—	—

*	Amount represents shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock.
ITEM 6. EXHIBITS
     See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION (Registrant)
By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) April 29, 2010

INDEX OF EXHIBITS

Exhibit
No.	Description
4(f)(129)	1	Indenture, dated as of February 1, 2010, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee.

4(f)(130)	1	Registration Rights Agreement, dated February 1, 2010, among the Company, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of the Company’s 9.125% First Priority Senior Secured Notes due 2017.

4(f)(131)	1	Ninth Amendment, dated as of February 1, 2010, to the Fourth Amended and Restated Credit Agreement, dated February 7, 2006, among the Company, the lenders which are parties thereto from time to time and Comerica Bank, as administrative agent.

4(f)(132)	1	Fourth Amended and Restated Security Agreement, dated as of February 1, 2010, among the Company, the other Debtors party thereto and Comerica Bank, as collateral agent.

4(g)(6)	1	Amended and Restated Intercreditor Agreement, dated as of February 1, 2010, among Credit Acceptance Corporation, the other Grantors party thereto, representatives of the Secured Parties thereunder and Comerica Bank, as administrative agent under the Original Credit Agreement (as defined therein) and as collateral agent.

31(a)	2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated February 5, 2010, and incorporated herein by reference.

2	Filed herewith.