Form 10-Q
period 2010-06-30
CREDIT ACCEPTANCE CORP
filed 2010-08-03
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $0.01, outstanding on July 30, 2010 was 27,125,113.

PART I. — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Revenue:
Finance charges	$95,549	$81,124	$185,212	$157,850
Premiums earned	8,245	7,201	15,949	13,661
Other income	7,985	4,048	13,880	8,750

Total revenue	111,779	92,373	215,041	180,261

Costs and expenses:
Salaries and wages	14,050	16,515	30,160	33,636
General and administrative	5,920	6,894	12,462	14,889
Sales and marketing	4,834	3,566	9,644	7,487
Provision for credit losses	1,790	(3,790)	8,216	(3,626)
Interest	12,267	7,285	23,972	15,208
Provision for claims	6,282	4,829	11,494	9,638

Total costs and expenses	45,143	35,299	95,948	77,232

Income from continuing operations before provision for income taxes	66,636	57,074	119,093	103,029

Provision for income taxes	17,571	20,924	38,013	37,867

Income from continuing operations	49,065	36,150	81,080	65,162

Discontinued operations
(Loss) gain from discontinued United Kingdom operations	(25)	49	(30)	34
Provision for income taxes	—	14	—	10

(Loss) gain from discontinued operations	(25)	35	(30)	24

Net income	$49,040	$36,185	$81,050	$65,186

Net income per common share:
Basic	$1.57	$1.18	$2.61	$2.14

Diluted	$1.55	$1.15	$2.56	$2.08

Income from continuing operations per common share:
Basic	$1.57	$1.18	$2.61	$2.14

Diluted	$1.55	$1.15	$2.57	$2.08

(Loss) gain from discontinued operations per common share:
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

Weighted average shares outstanding:
Basic	31,172,229	30,600,531	31,107,721	30,510,439
Diluted	31,601,027	31,423,187	31,600,586	31,285,734
See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2010	December 31, 2009
(Dollars in thousands, except per share data)	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,537	$2,170
Restricted cash and cash equivalents	63,859	82,456
Restricted securities available for sale	2,893	3,121

Loans receivable (including $11,179 and $12,674 from affiliates as of June 30, 2010 and December 31, 2009, respectively)	1,259,647	1,167,558
Allowance for credit losses	(124,871)	(117,545)

Loans receivable, net	1,134,776	1,050,013

Property and equipment, net	18,344	18,735
Income taxes receivable	6,995	3,956
Other assets	26,414	15,785

Total Assets	$1,254,818	$1,176,236

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$79,042	$77,295
Line of credit	4,300	97,300
Secured financing	240,500	404,597
Mortgage note and capital lease obligations	4,665	5,082
Senior notes	244,007	—
Deferred income taxes, net	100,686	93,752

Total Liabilities	673,200	678,026

Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 31,024,015 and 31,038,217 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	310	311
Paid-in capital	25,952	24,370
Retained earnings	555,483	474,433
Accumulated other comprehensive loss, net of tax of $75 and $526 at June 30, 2010 and December 31, 2009, respectively	(127)	(904)

Total Shareholders’ Equity	581,618	498,210

Total Liabilities and Shareholders’ Equity	$1,254,818	$1,176,236

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Cash Flows From Operating Activities:
Net income	$81,050	$65,186
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	8,216	(3,626)
Depreciation and amortization	2,586	2,723
Loss on retirement of property and equipment	—	98
Provision for deferred income taxes	6,482	12,893
Stock-based compensation	2,168	3,155
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	2,966	2,184
Increase in income taxes receivable / decrease in income taxes payable	(3,039)	(49)
Increase in other assets	(10,629)	(983)

Net cash provided by operating activities	89,800	81,581

Cash Flows From Investing Activities:
Decrease in restricted cash and cash equivalents	18,597	4,670
Purchases of restricted securities available for sale	(1,018)	—
Maturities of restricted securities available for sale	1,256	461
Principal collected on Loans receivable	392,156	339,183
Advances to Dealer-Partners and accelerated payments of Dealer Holdback	(410,183)	(282,746)
Purchases of Consumer Loans	(52,151)	(67,866)
Payments of Dealer Holdback	(22,882)	(23,965)
Net decrease (increase) in other loans	83	(1)
Purchases of property and equipment	(1,926)	(1,407)

Net cash used in investing activities	(76,068)	(31,671)

Cash Flows From Financing Activities:
Borrowings under line of credit	212,700	411,200
Repayments under line of credit	(305,700)	(358,600)
Proceeds from secured financing	70,000	124,400
Repayments of secured financing	(234,097)	(227,859)
Principal payments under mortgage note and capital lease obligations	(417)	(741)
Proceeds from sale of senior notes	243,738	—
Repurchase of common stock	(1,896)	(540)
Proceeds from stock options exercised	172	352
Tax benefits from stock-based compensation plans	1,137	336

Net cash used in financing activities	(14,363)	(51,452)

Effect of exchange rate changes on cash	(2)	(3)

Net decrease in cash and cash equivalents	(633)	(1,545)
Cash and cash equivalents, beginning of period	2,170	3,154

Cash and cash equivalents, end of period	$1,537	$1,609

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$25,018	$15,917
Cash paid during the period for income taxes	$38,236	$23,870
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
     We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2010 for items that could potentially be recognized or disclosed in these financial statements. For additional information regarding subsequent events, see Note 13 of these consolidated financial statements.
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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2009	82.3%	17.7%
June 30, 2009	86.0%	14.0%
September 30, 2009	89.0%	11.0%
December 31, 2009	90.8%	9.2%
March 31, 2010	90.9%	9.1%
June 30, 2010	90.5%	9.5%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
2. DESCRIPTION OF BUSINESS — (Concluded)
     Purchase Program
     The Purchase Program differs from our Portfolio Program in that the Dealer-Partner receives a single payment from us at the time of assignment instead of a cash advance and Dealer Holdback. For accounting purposes, the transactions described under the Purchase Program are considered to be originated by the Dealer-Partner and then purchased by us. The amount of Purchased Loans recorded in Loans receivable is comprised of the following:
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
     Premiums from the reinsurance of vehicle service contracts are recognized over the life of the policy in proportion to expected costs of servicing those contracts. Expected costs are determined based on our historical claims experience. Claims are expensed through a provision for claims in the period the claim was incurred. Capitalized acquisition costs are comprised of premium taxes and are amortized as general and administrative expense over the life of the contracts in proportion to premiums earned. A summary of reinsurance activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Net assumed written premiums	$8,366	$7,059	$18,676	$16,244

Net premiums earned	8,245	7,199	15,950	13,654

Provision for claims	6,283	4,833	11,498	9,640

Amortization of capitalized acquisition costs	103	135	321	253

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
     We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet. The trust assets and related reinsurance liabilities are as follows:

(Dollars in thousands)	Balance Sheet location	June 30, 2010	December 31, 2009
Trust assets	Restricted cash and cash equivalents	$38,127	$39,127

Unearned premium	Accounts payable and accrued liabilities	25,049	21,180

Claims reserve (1)	Accounts payable and accrued liabilities	1,143	965

(1)	The claims reserve is estimated based on historical claims experience.
     Prior to the formation of VSC Re, our agreements with two of our vehicle service contract third party administrators (“TPAs”) allowed us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. The agreements also required that vehicle service contract premiums be placed in trust accounts. Funds in the trust accounts were utilized by the TPA to pay claims on the vehicle service contracts. Upon the formation of VSC Re during the fourth quarter of 2008, the unearned premiums on the majority of the vehicle service contracts that had been written through these two TPAs were ceded to VSC Re along with any related trust assets. Vehicle service contracts written prior to 2008 through one of the TPAs remain under this profit sharing arrangement. Profit sharing payments, if any, on the vehicle service contracts are distributed to us periodically after the term of the vehicle service contracts have substantially expired provided certain loss rates are met. We are considered the primary beneficiary of the trusts and as a result, the assets of the remaining trust and the related liabilities have been consolidated on our balance sheet. As of both June 30, 2010 and December 31, 2009, the remaining trust had $4.3 million in assets available to pay claims. As of June 30, 2010, there was a nominal related claims reserve and as of December 31, 2009, there was a related claims reserve of $3.5 million. The trust assets are included in restricted cash and cash equivalents and restricted securities available for sale. The claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets. A third party insures claims in excess of funds in the trust accounts.
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
Restricted Cash and Cash Equivalents
     Restricted cash and cash equivalents decreased to $63.9 million at June 30, 2010 from $82.5 million at December 31, 2009. The following table summarizes restricted cash and cash equivalents:

	As of
(Dollars in thousands)	June 30, 2010	December 31, 2009
Cash collections related to secured financings	$24,325	$42,115
Cash held in trusts for future vehicle service contract claims (1)	39,534	40,341

Total restricted cash and cash equivalents	$63,859	$82,456

(1)	The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.

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
     Restricted securities available for sale consisted of the following:

	As of June 30, 2010
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
US Government and agency securities	$577	$9	$(4)	$582
Corporate bonds	2,292	23	(4)	2,311

Total restricted securities available for sale	$2,869	$32	$(8)	$2,893

	As of December 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
US Government and agency securities	$726	$18	$(2)	$742
Corporate bonds	2,381	7	(9)	2,379

Total restricted securities available for sale	$3,107	$25	$(11)	$3,121

     The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2010		As of December 31, 2009
		Estimated Fair		Estimated Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Contractual Maturity
Within one year	$760	$761	$1,486	$1,495
Over one year to five years	2,008	2,030	1,621	1,626
Over five years to ten years	101	102	—	—

Total restricted securities available for sale	$2,869	$2,893	$3,107	$3,121

Deferred Debt Issuance Costs
     As of June 30, 2010 and December 31, 2009, deferred debt issuance costs were $15.2 million (net of accumulated amortization of $1.6 million) and $6.4 million (net of accumulated amortization of $2.8 million), respectively, and are included in other assets in the consolidated balance sheets. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for term secured financings and senior notes and the straight-line method for lines of credit and revolving secured financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Concluded)
New Accounting Pronouncements
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
     Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. In April 2010, the FASB incorporated ASU No. 2010-18 into the FASB ASC. ASU No. 2010-18 is intended to improve comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under FASB ASC 310-30. Additionally, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. ASU No. 2010-18 is effective prospectively for modifications of loans accounted for within pools under FASB ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. The guidance within ASU No. 2010-18 is consistent with how we have historically accounted for our Loan portfolio; therefore, adoption of this guidance in the third quarter of 2010 will have no impact on our consolidated financial statements.
4. LOANS RECEIVABLE
     Loans receivable consists of the following:

	As of June 30, 2010
(Dollars in thousands)	Dealer Loans	Purchased Loans	Total
Loans receivable	$980,952	$278,695	$1,259,647
Allowance for credit losses	(112,115)	(12,756)	(124,871)
Loans receivable, net	$868,837	$265,939	$1,134,776

	As of December 31, 2009
	Dealer Loans	Purchased Loans	Total
Loans receivable	$869,603	$297,955	$1,167,558
Allowance for credit losses	(108,792)	(8,753)	(117,545)

Loans receivable, net	$760,811	$289,202	$1,050,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE – (Continued)
     A summary of changes in Loans receivable is as follows:

	Three Months Ended June 30, 2010
(Dollars in thousands)	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$925,094	$286,392	$1,211,486
New Consumer Loan assignments (1)	197,866	25,708	223,574
Principal collected on Loans receivable	(149,096)	(36,923)	(186,019)
Dealer Holdback payments	10,712	—	10,712
Transfers	(3,522)	3,522	—
Write-offs	(672)	(24)	(696)
Recoveries	582	20	602
Net change in other loans	(45)	—	(45)
Currency translation	33	—	33

Balance, end of period	$980,952	$278,695	$1,259,647

	Three Months Ended June 30, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$848,091	$331,393	$1,179,484
New Consumer Loan assignments (1)	129,565	26,477	156,042
Principal collected on Loans receivable	(126,204)	(35,934)	(162,138)
Dealer Holdback payments	11,154	—	11,154
Transfers	(3,598)	3,598	—
Write-offs	(1,247)	(14)	(1,261)
Recoveries	728	15	743
Net change in other loans	(12)	—	(12)
Currency translation	82	—	82

Balance, end of period	$858,559	$325,535	$1,184,094

	Six Months Ended June 30, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$869,603	$297,955	$1,167,558
New Consumer Loan assignments (1)	410,183	52,151	462,334
Principal collected on Loans receivable	(311,087)	(81,069)	(392,156)
Dealer Holdback payments	22,882	—	22,882
Transfers	(9,665)	9,665	—
Write-offs	(2,060)	(49)	(2,109)
Recoveries	1,146	42	1,188
Net change in other loans	(83)	—	(83)
Currency translation	33	—	33

Balance, end of period	$980,952	$278,695	$1,259,647

	Six Months Ended June 30, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$823,567	$325,185	$1,148,752
New Consumer Loan assignments (1)	282,746	67,866	350,612
Principal collected on Loans receivable	(263,744)	(75,439)	(339,183)
Dealer Holdback payments	23,965	—	23,965
Transfers	(7,928)	7,928	—
Write-offs	(1,817)	(35)	(1,852)
Recoveries	1,710	30	1,740
Net change in other loans	1	—	1
Currency translation	59	—	59

Balance, end of period	$858,559	$325,535	$1,184,094

(1)	The Dealer Loans amount represents advances and accelerated Dealer Holdback payments made to Dealer-Partners for Consumer Loans assigned under our Portfolio Program. The Purchased Loans amount represents payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE – (Concluded)
     A summary of changes in the allowance for credit losses is as follows:

	Three Months Ended June 30, 2010
(Dollars in thousands)	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$111,372	$11,772	$123,144
Provision for credit losses	802	988	1,790
Write-offs	(672)	(24)	(696)
Recoveries	582	20	602
Currency translation	31	—	31

Balance, end of period	$112,115	$12,756	$124,871

	Three Months Ended June 30, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,869	$17,515	$131,384
Provision for credit losses	(1,706)	(2,084)	(3,790)
Write-offs	(1,247)	(14)	(1,261)
Recoveries	728	15	743
Currency translation	77	—	77

Balance, end of period	$111,721	$15,432	$127,153

	Six Months Ended June 30, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$108,792	$8,753	$117,545
Provision for credit losses	4,206	4,010	8,216
Write-offs	(2,060)	(49)	(2,109)
Recoveries	1,146	42	1,188
Currency translation	31	—	31

Balance, end of period	$112,115	$12,756	$124,871

	Six Months Ended June 30, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,831	$17,004	$130,835
Provision for credit losses	(2,059)	(1,567)	(3,626)
Write-offs	(1,817)	(35)	(1,852)
Recoveries	1,710	30	1,740
Currency translation	56	—	56

Balance, end of period	$111,721	$15,432	$127,153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT
     We currently utilize the following forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) an asset-backed secured financing (“Term ABS”) with qualified institutional investors; and (4) Senior Secured Notes due 2017 issued pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (“Senior Notes”). General information for each of our financing transactions in place as of June 30, 2010 is as follows:
(Dollars in thousands)

	Wholly-owned	Issue			Financing	Interest Rate at
Financings	Subsidiary	Number	Close Date	Maturity Date	Amount	June 30, 2010
Revolving Secured Line of Credit	n/a	n/a	June 9, 2010	June 22, 2012	$150,000	At our option, either the Eurodollar rate plus 225 basis points or the prime rate plus 125 basis points

Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding Corp. II	2003-2	June 16, 2010	June 15, 2013 (2)	$325,000	Commercial paper rate plus 350 basis points or LIBOR plus 450 basis points (4) (5)

Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding III, LLC	2008-2	August 31, 2009	August 31, 2011 (6)	$75,000	Commercial paper rate plus 375 basis points or LIBOR plus 375 basis points (3) (4)

Term ABS 2009-1 (1)	Credit Acceptance Funding LLC 2009-1	2009-1	December 3, 2009	May 15, 2011 (2)	$110,500	Fixed rate

Senior Notes	n/a	n/a	February 1, 2010	February 1, 2017	$250,000	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Represents the revolving maturity date. Loans will amortize after the maturity date based on the cash flows of the contributed assets.

(3)	A portion of the outstanding balance is a floating rate obligation that has been converted to a fixed rate obligation via an interest rate swap.

(4)	The LIBOR rate is used if funding is not available from the commercial paper market.

(5)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(6)	Facility revolves until August 31, 2011 and matures on August 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT – (Continued)
     Additional information related to the amounts outstanding on each facility is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Revolving Secured Line of Credit
Maximum outstanding balance	$67,300	$128,900	$107,900	$128,900
Average outstanding balance	30,332	101,316	37,393	84,001

Revolving Secured Warehouse Facility (2003-2)
Maximum outstanding balance	$66,000	$276,900	$152,600	$276,900
Average outstanding balance	31,736	265,482	42,603	265,193

Revolving Secured Warehouse Facility (2008-2)
Maximum outstanding balance	$75,000	$50,000	$75,000	$50,000
Average outstanding balance	74,945	50,000	74,972	50,000

	As of
(Dollars in thousands)	June 30, 2010	December 31, 2009
Revolving Secured Line of Credit
Balance outstanding	$4,300	$97,300
Letter(s) of credit	500	514
Amount available for borrowing	145,200	42,186
Interest rate	3.00%	4.25%

Revolving Secured Warehouse Facility (2003-2)
Balance outstanding	$60,000	$152,600
Amount available for borrowing	265,000	172,400
Contributed eligible Loans (1)	153,081	192,921
Interest rate	3.90%	5.24%

Revolving Secured Warehouse Facility (2008-2)
Balance outstanding	$70,000	$75,000
Amount available for borrowing	5,000	—
Contributed eligible Loans	91,518	94,073
Interest rate	4.46%	4.36%

Term ABS 2008-1
Balance outstanding	$—	$66,497
Contributed eligible Loans	—	142,267
Interest rate	—	6.37%

Term ABS 2009-1
Balance outstanding	$110,500	$110,500
Contributed eligible Loans	142,412	142,315
Interest rate	4.40%	4.40%

Senior Notes
Balance outstanding	$244,007	$—
Interest rate	9.13%	—

(1)	At June 30, 2010, the assets shown are the property of the wholly-owned subsidiary but only $96.9 million are pledged as collateral for the facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT – (Continued)
Revolving Secured Line of Credit Facility
     During the first quarter of 2010, we increased the amount of the revolving secured line of credit facility from $140.0 million to $150.0 million and, concurrently with the issuance of the Senior Notes, amended the agreements governing our revolving secured line of credit facility to facilitate the issuance of the Senior Notes and certain future secured indebtedness.
     During the second quarter of 2010, we extended the maturity of the revolving secured line of credit facility from June 23, 2011 to June 22, 2012. Additionally, the interest rate on borrowings under the facility was changed from the prime rate plus 1.0% or the Eurodollar rate plus 2.75%, at our option, to the prime rate plus 1.25% or the Eurodollar rate plus 2.25%, at our option. The floor on the Eurodollar rate was decreased from 1.50% to 0.75%. None of the financial covenants were modified.
     Borrowings under the revolving secured line of credit facility, including any letters of credit issued under the facility, are subject to a borrowing-base limitation. This limitation equals 80% of the net book value of Loans, less a hedging reserve (not exceeding $1.0 million), and the amount of other debt secured by the collateral which secures the line of credit. Borrowings under the line of credit agreement are secured by a lien on most of our assets. We must pay quarterly fees on the amount of the facility.
Revolving Secured Warehouse Facilities
     We have two revolving secured warehouse facilities that are provided to our wholly-owned subsidiaries. One is a $325.0 million facility with an institutional investor and the other is a $75.0 million facility with another institutional investor.
     During the second quarter of 2010, we extended the date on which our $325.0 million revolving secured warehouse facility will cease to revolve from August 23, 2010 to June 15, 2013. The interest rate on borrowings under the $325.0 million revolving secured warehouse facility was decreased from a floating rate equal to the commercial paper rate plus 5% to the commercial paper rate plus 3.5%. In addition, the agreement was modified to provide that in the event that the facility is not renewed and the borrower is in compliance with the terms and conditions of the agreement, any amounts outstanding will be repaid over time as the collections on the loans securing the facility are received.
     Under both revolving secured warehouse facilities we can contribute Loans to our wholly-owned subsidiaries in return for cash and equity in each subsidiary. In turn, each subsidiary pledges the Loans as collateral to institutional investors to secure financing that will fund the cash portion of the purchase price of the Loans. The financing provided to each subsidiary under the applicable facility is limited to the lesser of 80% of the net book value of the contributed Loans or the facility limit.
     The subsidiaries are liable for any amounts due under the applicable facility. Even though we consolidate our subsidiaries for financial reporting purposes, the financing is non-recourse to us. As the subsidiaries are organized as separate legal entities from us, their assets (including the conveyed Loans) will not be available to satisfy our general obligations.
     Interest on borrowings under the $325.0 million revolving secured warehouse facility has been limited through interest rate cap agreements to a maximum rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable. We have also entered into an interest rate swap to convert $25.0 million of the $75.0 million revolving secured warehouse facility into fixed rate debt bearing an interest rate of 5.11%. The subsidiaries pay us a monthly servicing fee equal to 6% of the collections received with respect to the conveyed Loans. The fee is paid out of the collections. Except for the servicing fee and holdback payments due to Dealer-Partners, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary may be entitled to retain a portion of such collections provided that the borrowing base requirements of the facility are satisfied.
Senior Notes
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT – (Continued)
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
Term ABS Financings
     In 2008 and 2009, two of our wholly-owned subsidiaries (the “Funding LLCs”), each completed a secured financing transaction. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors. The Term ABS 2009-1 transaction consists of three classes of notes. The Class A Notes are rated “AAA” by S&P and DBRS, Inc. The Class B Notes are rated “AA” by S&P. The Class C Note does not bear interest, is not rated and has been retained by us. The Term ABS 2008-1 ceased to revolve on April 15, 2009 and was paid in full during the second quarter of 2010.
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
     The table below sets forth certain additional details regarding the outstanding Term ABS Financing:
(Dollars in thousands)

			Net Book Value of
			Dealer Loans		Expected Annualized
Term ABS Financing	Issue Number	Close Date	Conveyed at Closing	Revolving Period	Rates (1)
				18 months
Term ABS 2009-1	2009-1	December 3, 2009	$142,301	(Through May 15, 2011)	5.2%

(1)	Includes underwriter’s fees, insurance premiums and other costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT – (Concluded)
Debt Covenants
     As of June 30, 2010, we are in compliance with all our debt covenants relating to the line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of our assets to debt and a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges. These covenants also limit the maximum ratio of our funded debt to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.
     In addition to the covenants stated above, our revolving secured warehouse facilities and Term ABS financings contain covenants that measure the performance of the contributed assets. As of June 30, 2010, we were in compliance with all such covenants. As of the end of the quarter, we are also in compliance with our covenants under the Senior Notes Indenture. The Indenture includes covenants that limit the maximum ratio of our funded debt to tangible net worth and also require a minimum collateral coverage ratio.
6. DERIVATIVE INSTRUMENTS
     Interest Rate Caps. We purchase interest rate cap agreements to manage the interest rate risk on certain borrowings.
     As of June 30, 2010, we had interest rate cap agreements to manage the interest rate risk on our $325.0 million 2003-2 revolving secured warehouse facility with various maturities between February 2011 and May 2012. These instruments had a cap rate of 6.75% to cap the commercial paper rate for the 2003-2 facility.
     As of December 31, 2009, we had interest rate cap agreements to manage the interest rate risk on the 2003-2 facility, as well as on $50.0 million of the $75.0 million 2008-2 revolving secured warehouse facility with various maturities between May 2010 and August 2011. These instruments had a cap rate of 6.75% to cap the commercial paper rate for both the 2003-2 and the 2008-2 facilities.
     The interest rate caps have not been designated as hedging instruments.
     Interest Rate Swaps. As of June 30, 2010 we had an interest rate swap outstanding to convert $25.0 million of the $75.0 million 2008-2 revolving secured warehouse facility into fixed rate debt, bearing an interest rate of 5.11%. This interest rate swap has been designated as a cash flow hedging instrument.
     As of December 31, 2009, in addition to the interest rate swap discussed above, the following were also outstanding:
•	An interest rate swap to convert the outstanding balance of the 2008-1 floating rate Term ABS financing, which ceased to revolve on April 15, 2009 and was paid in full during the second quarter of 2010, into fixed rate debt, bearing an interest rate of 6.37%. This interest rate swap was designated as a cash flow hedging instrument.

•	An interest rate swap, also related to the outstanding balance of the 2008-1 floating rate Term ABS financing, that required the counterparties to make a payment depending on our actual debt balance outstanding on the facility relative to our original forecasted balance and on the level of interest rates. This interest rate swap was not designated as a hedging instrument.
     At June 30, 2010, we had minimal exposure to credit loss on the outstanding interest rate swap. We do not believe that any reasonably likely change in interest rates would have a materially adverse effect on our financial position, our results of operations or our cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
6. DERIVATIVE INSTRUMENTS – (Concluded)
     Information related to the fair values of derivative instruments in our consolidated balance sheets as of June 30, 2010 and December 31, 2009 is as follows:

		Fair Value
	Balance Sheet	June 30,	December 31,
(Dollars in thousands)	location	2010	2009
Derivatives designated as hedging instruments
Liability Derivatives
Interest rate swap	Accounts payable and accrued liabilities	$226	$1,445

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate caps	Other assets	$20	$82

Total Asset Derivatives		$20	$82

Total Liability Derivatives		$226	$1,445

     Information related to the effect of derivative instruments designated as hedging instruments on our consolidated income statements for the three months ended June 30, 2010 and 2009 is as follows:
(Dollars in thousands)

	Gain / (Loss)
	Recognized in OCI on Derivative		Loss Reclassified from Accumulated
	(Effective Portion)		OCI into Income (Effective Portion)
Derivatives in Cash Flow	Three Months Ended June 30,			Three Months Ended June 30,
Hedging Relationships	2010	2009	Location	2010	2009
Interest rate swap	$562	$(224)	Interest expense	$(168)	$(1,042)

	Gain / (Loss)
	Recognized in OCI on Derivative		Loss Reclassified from Accumulated
	(Effective Portion)		OCI into Income (Effective Portion)
Derivatives in Cash Flow	Six Months Ended June 30,			Six Months Ended June 30,
Hedging Relationships	2010	2009	Location	2010	2009
Interest rate swap	$611	$(698)	Interest expense	$(608)	$(2,139)
     As of June 30, 2010, we expect to reclassify losses of $0.2 million from accumulated other comprehensive income into income during the next twelve months.
     Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated income statements for the three months ended June 30, 2010 and 2009 is as follows:
(Dollars in thousands)

Derivatives Not		Amount of (Loss) / Gain Recognized in Income on Derivative
Designated as Hedging		Three Months Ended June 30,		Six Months Ended June 30,
Instruments	Location	2010	2009	2010	2009
Interest rate caps	Interest expense	$(81)	$1	$(157)	$—
Interest rate swap	Interest expense	—	24	(590)	13

Total		$(81)	$25	$(747)	$13

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
     A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

	As of June 30,		As of December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$1,537	$1,537	$2,170	$2,170
Restricted cash and cash equivalents	63,859	63,859	82,456	82,456
Restricted securities available for sale	2,893	2,893	3,121	3,121
Net investment in Loans receivable	1,134,776	1,144,030	1,050,013	1,056,059
Derivative instruments	20	20	82	82

Liabilities
Line of credit	$4,300	$4,300	$97,300	$97,300
Secured financing	240,500	243,015	404,597	404,725
Mortgage note	4,635	4,646	4,744	4,757
Senior notes	244,007	251,250	—	—
Derivative instruments	226	226	1,445	1,445
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
7. FAIR VALUE OF FINANCIAL INSTRUMENTS — (Concluded)
     The following table provides the fair value measurements of applicable assets and liabilities, measured at fair value on a recurring basis, as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010			As of December 31, 2009
			Total			Total
(Dollars in thousands)	Level 1	Level 2	Fair Value	Level 1	Level 2	Fair Value
Assets
Restricted securities available for sale	$2,893	$—	$2,893	$3,121	$—	$3,121
Derivative instruments	—	20	20	—	82	82

Liabilities
Derivative instruments	$—	$226	$226	$—	$1,445	$1,445
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
     Affiliated Dealer Loan balances were $11.2 million and $12.7 million as of June 30, 2010 and December 31, 2009, respectively. Affiliated Dealer Loan balances were 1.1% and 1.5% of total consolidated Dealer Loan balances as of June 30, 2010 and December 31, 2009, respectively. A summary of related party Loan activity is as follows:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	Affiliated		Affiliated
	Dealer-Partner	% of	Dealer-Partner	% of
(Dollars in thousands)	activity	consolidated	activity	consolidated
New Dealer and Purchased Loans	$1,039	0.5%	$1,591	1.2%

Dealer Loan revenue	$801	1.1%	$958	1.6%

Dealer Holdback payments	$469	4.4%	$494	4.4%

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
	Affiliated		Affiliated
	Dealer-Partner	% of	Dealer-Partner	% of
	activity	consolidated	activity	consolidated
New Dealer and Purchased Loans	$2,638	0.6%	$3,621	1.3%

Dealer Loan revenue	$1,648	1.2%	$1,906	1.7%

Dealer Holdback payments	$1,059	4.6%	$1,065	4.4%
     Our majority shareholder and Chairman has indirect control over entities that, in the past, offered secured lines of credit to automobile dealers, and has the right or obligation to reacquire these entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
9. INCOME TAXES
     A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	1.5	1.2	1.6	1.3
Interest and penalties	0.3	0.6	0.3	0.5
Reversal of reserves as a result of settlement with IRS	(10.4)	—	(4.9)	—
Other	—	(0.1)	(0.1)	—

Effective tax rate	26.4%	36.7%	31.9%	36.8%

     The differences between the U.S. federal statutory rate and our effective tax rate are primarily due to state income taxes and reserves for uncertain tax positions and related interest and penalties that are included in the provision for income taxes. The decreases for the three and six months ended June 30, 2010, as compared to the same periods in 2009, are primarily due to a reversal of the previously accrued tax reserves and related interest as a result of a settlement of the Internal Revenue Service (“IRS”) audit detailed below.
     The federal income tax returns for 2004, 2005, and 2006 have been under examination by the IRS since February 2007, and in March 2010, the IRS began examining the federal returns for 2007 and 2008. On June 7, 2010, we reached a settlement with the IRS which closed our 2004 through 2008 tax years. As a result of the settlement, we agreed to pay a total of $6.8 million in federal and state taxes and interest related to these years. We also concluded that all 2004 through 2008 uncertain federal jurisdiction tax positions taken in previous periods are effectively settled.
     The following table is a summary of changes of the reserve for unrecognized gross tax benefits (in thousands):

Six Months Ended
June 30, 2010
Gross tax contingencies balance at January 1, 2010	$11,830
Additions based on tax positions related to current year	909
Additions for tax positions of prior years	111
Settlements	(4,702)
Reductions as a result of a lapse of the statute of limitations	(289)

Gross tax contingencies balance at June 30, 2010	$7,859

     The settlements amount include $6.2 million of additional taxes for the 2004 through 2008 period that was paid to the IRS because of the settlement discussed above. These additional taxes resulted from an acceleration of taxes already provided for in prior periods and the payment did not have an impact on our net income during the reporting periods. The reversal of reserves for other uncertain tax positions and related interest as a result of the settlement with the IRS had a favorable impact of $6.9 million and $5.9 million (after-tax) on our net income for the three and six month periods ended June 30, 2010, respectively.
     The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate in future periods, was approximately $7.9 million as of June 30, 2010. It is reasonably possible that the total amount of unrecognized tax benefit will decrease within the next twelve months as a result of the lapse of statutes of limitations. Accrued interest and penalties related to uncertain tax positions were $1.5 million and $3.9 million as of June 30, 2010 and December 31, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
10. CAPITAL TRANSACTIONS
Net Income Per Share
     Basic net income per share has been computed by dividing net income by the basic number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of common and common equivalent shares outstanding using the treasury stock method. The share effect is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average common and common equivalent shares outstanding:
Basic number of common shares outstanding	31,172,229	30,600,531	31,107,721	30,510,439

Dilutive effect of stock options	364,952	610,172	366,357	582,248
Dilutive effect of restricted stock and restricted stock units	63,846	212,484	126,508	193,047

Dilutive number of common and common equivalent shares outstanding	31,601,027	31,423,187	31,600,586	31,285,734

     There were no stock options, restricted stock or restricted stock units that would be anti-dilutive for the three and six months ended June 30, 2010 and 2009.
Stock Compensation Plans
     Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), the number of shares reserved for granting of restricted stock, restricted stock units, stock options, and performance awards to team members, officers, directors, and contractors at any time prior to April 6, 2019 is 1.5 million shares. The shares available for future grants under the Incentive Plan totaled 313,193 as of June 30, 2010.
     A summary of the restricted stock activity under the Incentive Plan for the six months ended June 30, 2010 and 2009 is presented below:

	Number of Shares
	Six Months Ended June 30,
Restricted Stock	2010	2009
Outstanding Beginning Balance	242,277	245,329
Granted	19,183	121,736
Vested	(142,682)	(105,682)
Forfeited	(2,593)	(10,233)

Outstanding Ending Balance	116,185	251,150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
10. CAPITAL TRANSACTIONS — (Concluded)
     A summary of the restricted stock unit activity under the Incentive Plan for the six months ended June 30, 2010 and 2009 is presented below:

	Nonvested		Vested		Total
		Weighted-		Weighted-
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date	Number of
	Restricted Stock	Fair Value	Restricted Stock	Fair Value	Restricted Stock
Restricted Stock Units	Units	Per Share	Units	Per Share	Units
Outstanding at December 31, 2009	648,250	$19.35	120,000	$26.30	768,250
Granted	32,500	39.89	—	—	32,500	(1)
Vested	(149,650)	20.24	149,650	20.24	—	(2)

Outstanding at June 30, 2010	531,100	$20.36	269,650	$22.94	800,750

	Nonvested		Vested		Total
		Weighted-		Weighted-
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date	Number of
	Restricted Stock	Fair Value	Restricted Stock	Fair Value	Restricted Stock
Restricted Stock Units	Units	Per Share	Units	Per Share	Units
Outstanding at December 31, 2008	640,000	$18.99	60,000	$26.30	700,000
Granted	62,500	21.38	—	—	62,500	(3)
Vested	(60,000)	26.30	60,000	26.30	—	(4)
Forfeited	(20,000)	13.51	—	—	(20,000)

Outstanding at June 30, 2009	622,500	$18.71	120,000	$26.30	742,500

(1)	The distribution date of any vested restricted stock units is February 22, 2017.

(2)	The distribution date of vested restricted stock units is February 22, 2014 for 60,000 restricted stock units and February 22, 2016 for 89,650 restricted stock units.

(3)	The distribution date of any vested restricted stock units is February 22, 2016.

(4)	The distribution date of vested restricted stock units is February 22, 2014.
     Stock compensation expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Restricted stock	$126	$555	$460	$1,065
Restricted stock units	859	1,116	1,708	2,090

	$985	$1,671	$2,168	$3,155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
(UNAUDITED)
11. BUSINESS SEGMENT INFORMATION
     We have two reportable business segments: United States and Other. The United States segment is our dominant segment and primarily consists of the United States automobile financing business. The Other segment consists of businesses in liquidation.
     Selected segment information is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Revenue:
United States	$111,778	$92,375	$215,039	$180,261
Other	1	(2)	2	—

Total revenue	$111,779	$92,373	$215,041	$180,261

Income (loss) from continuing operations before provision for income taxes:
United States	$66,668	$56,994	$119,138	$102,964
Other	(32)	80	(45)	65

Total income from continuing operations before provision for income taxes	$66,636	$57,074	$119,093	$103,029

	As of
(Dollars in thousands)	June 30, 2010	December 31, 2009
Segment Assets
United States	$1,254,755	$1,175,550
Other	63	686

Total Assets	$1,254,818	$1,176,236

12. COMPREHENSIVE INCOME
     Our comprehensive income information is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Net income	$49,040	$36,185	$81,050	$65,186
Unrealized gain on securities available for sale, net of tax	12	15	7	14
Unrealized gain on interest rate swap, net of tax	462	521	771	907

Comprehensive income	$49,514	$36,721	$81,828	$66,107

13. SUBSEQUENT EVENTS
     Revolving Secured Line of Credit Facility
     During the third quarter of 2010, we increased the amount of the revolving secured line of credit facility from $150.0 million to $170.0 million.
     Tender Offer
     During the second quarter of 2010, we commenced a tender offer to purchase up to 4.0 million shares of our outstanding common stock at a price of $50.00 per share. Upon expiration of the tender offer during the third quarter of 2010, we repurchased 4.0 million common shares at a cost of $200.0 million, which included approximately 2.9 million shares beneficially owned by Donald A. Foss, our Chairman of the Board, and approximately 0.8 million shares beneficially owned by the trustee of certain grantor retained annuity trusts created by Mr. Foss. We financed the purchase of our securities in the tender offer by borrowing under our $170.0 million revolving secured line of credit facility and $325.0 million revolving secured warehouse facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 — Financial Statements and Supplementary Data, of our 2009 Annual Report on Form 10-K, as well as Item 1- Consolidated Financial Statements, of this Form 10-Q, which are incorporated herein by reference.
Overview
     We provide auto loans to consumers regardless of their credit history. Our product is offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our product, but who actually end up qualifying for traditional financing.
Critical Success Factors
     Critical success factors include our ability to access capital on acceptable terms, accurately forecast Consumer Loan performance, and maintain or grow Consumer Loan volume at the level and on the terms that we anticipate, with an objective to maximize economic profit. Economic profit is a financial metric we use to evaluate our financial results and determine incentive compensation. Economic profit measures how efficiently we utilize our total capital, both debt and equity, and is a function of the return on capital in excess of the cost of capital and the amount of capital invested in the business.
Access to Capital
     Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio is 0.8:1 at June 30, 2010. As of June 30, 2010, our pro forma funded debt to equity ratio was 1.8:1 after completion of our tender offer on July 19, 2010. We currently utilize the following forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) a Term ABS financing with qualified institutional investors; and (4) Senior Notes.
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
     We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of June 30, 2010, with the forecasts as of March 31, 2010, as of December 31, 2009, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of				Variance in Forecasted Collection Percentage from
	June 30,	March 31,	December 31,	Initial	March 31,	December 31,	Initial
Consumer Loan Assignment Year	2010	2010	2009	Forecast	2010	2009	Forecast
2001	67.5%	67.5%	67.5%	70.4%	0.0%	0.0%	-2.9%
2002	70.5%	70.5%	70.4%	67.9%	0.0%	0.1%	2.6%
2003	73.7%	73.7%	73.7%	72.0%	0.0%	0.0%	1.7%
2004	73.1%	73.1%	73.1%	73.0%	0.0%	0.0%	0.1%
2005	73.8%	73.8%	73.7%	74.0%	0.0%	0.1%	-0.2%
2006	70.2%	70.3%	70.3%	71.4%	-0.1%	-0.1%	-1.2%
2007	68.0%	68.1%	68.3%	70.7%	-0.1%	-0.3%	-2.7%
2008	69.8%	69.8%	70.0%	69.7%	0.0%	-0.2%	0.1%
2009	77.2%	76.4%	75.6%	71.9%	0.8%	1.6%	5.3%
2010 (1)	75.3%	73.4%	—	73.6%	1.9%	—	1.7%

(1)	The forecasted collection rate for 2010 Consumer Loans as of June 30, 2010 includes both Consumer Loans that were in our portfolio as of March 31, 2010 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of
	June 30,	March 31,
2010 Consumer Loan Assignment Period	2010	2010	Variance
January 1, 2010 through March 31, 2010	76.9%	73.4%	3.5%
April 1, 2010 through June 30, 2010	73.6%	—	—
     Consumer Loans assigned in 2002 through 2004 and 2008 through 2010 have performed better than our initial expectations while Consumer Loans assigned in 2001 and 2005 through 2007 have performed worse. During the second quarter of 2010, forecasted collection rates increased for Consumer Loans assigned during 2009 and 2010 and were consistent with expectations at the start of the period for other assignment years. During the first six months of 2010, forecasted collection rates increased for Consumer Loans assigned in 2009 and 2010, and decreased modestly for 2007 and 2008 Consumer Loan assignments.
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
     The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of June 30, 2010. Payments of Dealer Holdback and accelerated Dealer Holdback are not included in the advance percentage paid to the Dealer-Partner. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of June 30, 2010
Consumer Loan	Forecasted			% of Forecast
Assignment Year	Collection %	Advance %	Spread %	Realized (1)
2001	67.5%	46.0%	21.5%	99.3%
2002	70.5%	42.2%	28.3%	99.2%
2003	73.7%	43.4%	30.3%	99.0%
2004	73.1%	44.0%	29.1%	98.6%
2005	73.8%	46.9%	26.9%	98.2%
2006	70.2%	46.6%	23.6%	95.9%
2007	68.0%	46.5%	21.5%	86.0%
2008	69.8%	44.6%	25.2%	67.4%
2009	77.2%	43.9%	33.3%	41.0%
2010	75.3%	44.9%	30.4%	9.3%

(1)	Presented as a percentage of total forecasted collections.
     The risk of a material change in our forecasted collection rate declines as the Consumer Loans age. For 2006 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 95% of the expected collections. Conversely, the forecasted collection rates for more recent Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.
     The spread between the forecasted collection rate and the advance rate declined during the 2003 through 2007 period as we increased advance rates during this period in response to a more difficult competitive environment. During 2008 and 2009, the spread increased as the competitive environment improved, and we reduced advance rates. In addition, during 2009, the spread was positively impacted by better than expected Consumer Loan performance. The decline in the spread for 2010 Consumer Loan assignments reflects advance rate increases implemented during the last four months of 2009 and the first quarter of 2010 to increase unit volume as a result of an increase in the amount of capital available to us.
     The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), and the spread (the forecasted collection rate less the advance rate) as of June 30, 2010 for Purchased Loans and Dealer Loans separately. Payments of Dealer Holdback and accelerated Dealer Holdback are not included in the advance percentage paid to the Dealer-Partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan	Forecasted
	Assignment Year	Collection %	Advance %	Spread %
Purchased Loans	2007	68.1%	48.6%	19.5%
	2008	68.9%	46.3%	22.6%
	2009	77.3%	44.9%	32.4%
	2010	75.2%	47.1%	28.1%

Dealer Loans	2007	67.9%	45.9%	22.0%
	2008	70.4%	43.6%	26.8%
	2009	77.2%	43.6%	33.6%
	2010	75.3%	44.6%	30.7%
     Although the advance rate on Purchased Loans is higher as compared to the advance rate on Dealer Loans, Purchased Loans do not require us to pay Dealer Holdback.
Consumer Loan Volume
     Our ability to maintain and grow Consumer Loan volume is impacted by our pricing strategy, the number of Dealer-Partners actively participating in our programs, and the competitive environment. The following table summarizes changes in Consumer Loan assignment volume in each of the last six quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2009	-13.0%	-28.9%
June 30, 2009	-16.2%	-33.5%
September 30, 2009	-5.7%	-13.0%
December 31, 2009	7.6%	5.9%
March 31, 2010	11.2%	21.6%
June 30, 2010	22.7%	42.2%

(1)	Represents payments made to Dealer-Partners for advances on Dealer Loans and the acquisition of Purchased Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
     Dollar and unit volume increased during the first two quarters of 2010 as compared to the same periods in 2009 due to pricing changes implemented during the last four months of 2009 and the first quarter of 2010 that reduced per unit profitability in exchange for increased unit volume.
     With the amount of capital available to us, we are in position to grow year over year unit volumes. We will continue to monitor unit volumes and will make additional pricing changes with an objective to maximize economic profit given the capital we have available. Future growth rates will partially depend on how unit volumes respond to pricing changes, which will be influenced to a large degree by how quickly competition returns to our market.

     The following table summarizes the changes in Consumer Loan unit volume and active Dealer-Partners:

	Six Months Ended June 30,
	2010	2009	% change
Consumer Loan unit volume	71,439	61,510	16.1%
Active Dealer-Partners (1)	2,657	2,678	-0.8%

Average volume per active Dealer-Partner	26.9	23.0	17.0%

Consumer Loan unit volume from Dealer-Partners active both periods	56,319	50,826	10.8%
Dealer-Partners active both periods	1,803	1,803	—

Average volume per Dealer-Partners active both periods	31.2	28.2	10.8%

Consumer Loan unit volume from new Dealer-Partners	5,151	6,466	-20.3%
New active Dealer-Partners (2)	435	614	-29.2%

Average volume per new active Dealer-Partners	11.8	10.5	12.4%

Attrition (3)	-17.4%	-22.9%

(1)	Active Dealer-Partners are Dealer-Partners who have received funding for at least one Loan during the period.

(2)	New active Dealer-Partners are Dealer-Partners who enrolled in our program and have received funding for their first Loan from us during the period.

(3)	Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from Dealer-Partners who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.
     Consumer Loans are assigned to us through either our Portfolio Program or our Purchase Program. The following table summarizes the portion of our Consumer Loan volume that was assigned to us through our Purchase Program:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
New Purchased Loan unit volume as a percentage of total unit volume	9.5%	14.0%	9.3%	16.1%
New Purchased Loan dollar volume as a percentage of total dollar volume	11.5%	17.0%	11.3%	19.4%
     For the three and six months ended June 30, 2010, new Purchased Loan unit and dollar volume as a percentage of total unit and dollar volume, respectively, decreased as compared to 2009 primarily due to the continued impact of program enrollment eligibility changes we made in 2008, which restricts new Dealer-Partners’ access to the Purchase Program.
     As of June 30, 2010 and December 31, 2009, the net Purchased Loans receivable balance was 23.4% and 27.5%, respectively, of the total net Loans receivable balance.

Results of Operations
     Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009
     The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in thousands, except per share data)	Three Months Ended June 30,
	2010	2009	% Change
Revenue:
Finance charges	$95,549	$81,124	17.8%
Premiums earned	8,245	7,201	14.5%
Other income	7,985	4,048	97.3%

Total revenue	111,779	92,373	21.0%

Costs and expenses:
Salaries and wages	14,050	16,515	-14.9%
General and administrative	5,920	6,894	-14.1%
Sales and marketing	4,834	3,566	35.6%
Provision for credit losses	1,790	(3,790)	-147.2%
Interest	12,267	7,285	68.4%
Provision for claims	6,282	4,829	30.1%

Total costs and expenses	45,143	35,299	27.9%

Income from continuing operations before provision for income taxes	66,636	57,074	16.8%

Provision for income taxes	17,571	20,924	-16.0%

Income from continuing operations	49,065	36,150	35.7%

Discontinued operations
(Loss) gain from discontinued United Kingdom operations	(25)	49	-151.0%
Provision for income taxes	—	14	-100.0%

(Loss) gain from discontinued operations	(25)	35	-171.4%

Net income	$49,040	$36,185	35.5%

Net income per common share:
Basic	$1.57	$1.18

Diluted	$1.55	$1.15

Income from continuing operations per common share:
Basic	$1.57	$1.18

Diluted	$1.55	$1.15

(Loss) gain from discontinued operations per common share:
Basic	$—	$—

Diluted	$—	$—

Weighted average shares outstanding:
Basic	31,172,229	30,600,531
Diluted	31,601,027	31,423,187

	Six Months Ended June 30,
(Dollars in thousands, except per share data)	2010	2009	% Change
Revenue:
Finance charges	$185,212	$157,850	17.3%
Premiums earned	15,949	13,661	16.7%
Other income	13,880	8,750	58.6%

Total revenue	215,041	180,261	19.3%

Costs and expenses:
Salaries and wages	30,160	33,636	-10.3%
General and administrative	12,462	14,889	-16.3%
Sales and marketing	9,644	7,487	28.8%
Provision for credit losses	8,216	(3,626)	-326.6%
Interest	23,972	15,208	57.6%
Provision for claims	11,494	9,638	19.3%

Total costs and expenses	95,948	77,232	24.2%

Income from continuing operations before provision for income taxes	119,093	103,029	15.6%

Provision for income taxes	38,013	37,867	0.4%

Income from continuing operations	81,080	65,162	24.4%

Discontinued operations
(Loss) gain from discontinued United Kingdom operations	(30)	34	-188.2%
Provision for income taxes	—	10	-100.0%

(Loss) gain from discontinued operations	(30)	24	-225.0%

Net income	$81,050	$65,186	24.3%

Net income per common share:
Basic	$2.61	$2.14

Diluted	$2.56	$2.08

Income from continuing operations per common share:
Basic	$2.61	$2.14

Diluted	$2.57	$2.08

(Loss) gain from discontinued operations per common share:
Basic	$—	$—

Diluted	$—	$—

Weighted average shares outstanding:
Basic	31,107,721	30,510,439
Diluted	31,600,586	31,285,734

Continuing Operations
     Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009
     The following table highlights changes in income from continuing operations for the three and six months ended June 30, 2010, as compared to 2009:

(Dollars in thousands)	Three Months Ended	Six Months Ended
Income from continuing operations, June 30, 2009	$36,150	$65,162

Increase in finance charges	14,425	27,362

Increase in premiums earned	1,044	2,288

Increase in other income	3,937	5,130

Decrease in operating expenses (1)	2,171	3,746

Increase in provision for credit losses	(5,580)	(11,842)

Increase in interest	(4,982)	(8,764)

Increase in provision for claims	(1,453)	(1,856)

Decrease (increase) in provision for income taxes	3,353	(146)

Income from continuing operations, June 30, 2010	$49,065	$81,080

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.
     Finance Charges. For the three months ended June 30, 2010, finance charges increased $14.4 million, or 17.8%, as compared to the same period in 2009. For the six months ended June 30, 2010, finance charges increased $27.4 million, or 17.3%, as compared to the same period in 2009. The increases were the result of an increase in the average yield on our Loan portfolio and an increase in the average Loan receivable balance, as follows:

	Three Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2010

Change due to an increase in the average yield on our Loan portfolio	$9,999	$20,514
Change due to an increase in the average Loan receivable balance	4,426	6,848

Increase in finance charges	$14,425	$27,362

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Average yield on our Loan portfolio	34.3%	30.7%	34.2%	30.4%
     The increases in the average yield on our Loan portfolio were primarily due to an increase in forecasted collection rates throughout 2009 as well as higher yields on Consumer Loans assigned during the last three quarters of 2009 and the first two quarters of 2010. The increases in the average Loan receivable balance were primarily due to growth in new Loan volume during the last quarter of 2009 and first two quarters of 2010.
     Premiums Earned. For the three months ended June 30, 2010, premiums earned increased $1.0 million, or 14.5%, as compared to the same period in 2009. For the six months ended June 30, 2010, premiums earned increased $2.3 million, or 16.7%, as compared to the same period in 2009. The increases were due to a revision in our revenue recognition timing, partially offset by a decline in the size of our reinsurance portfolio. During the third quarter of 2009, we revised our revenue recognition timing in order to better match the timing with our expected costs of servicing vehicle contracts. The decline in the size of our reinsurance portfolio is primarily due to the termination of our arrangement with one of our third party insurers during the fourth quarter of 2009. Prior to the fourth quarter of 2009, VSC Re reinsured vehicle service contracts that were underwritten by two of our three third party insurers. VSC Re currently reinsures vehicle service contracts that are underwritten by one of our two third party insurers.

     Other Income. For the three months ended June 30, 2010, other income increased $3.9 million, or 97.3%, as compared to the same period in 2009. For the six months ended June 30, 2010, other income increased $5.1 million, or 58.6%, as compared to the same period in 2009. For the three and six month periods, the increase was primarily a result of $3.4 million of income recognized during the second quarter of 2010 related to an arrangement with one of our third party vehicle service contract providers. This arrangement was discontinued in 2008 and no additional income is expected beyond the amount recognized to date. While we continue to generate income from vehicle service contracts, such amounts are captured through VSC Re and recorded over the life of the contracts.
     Salaries and wages. For the three months ended June 30, 2010, salaries and wages decreased $2.5 million, or 14.9%, as compared to the same period in 2009. For the six months ended June 30, 2010, salaries and wages decreased $3.5 million, or 10.3%, as compared to the same period in 2009. The decreases were primarily the result of:
•	Reduced expenses related to stock compensation due to the timing of expense related to long-term incentive compensation;

•	Reduced expenses related to information technology primarily due to an approximate 25% reduction in information technology headcount. Secondarily, a higher percentage of the work being performed has been capitalized as software developed for internal use; and

•	Reduced expenses related to collections due to fewer delinquent accounts which reduce the amount of collection effort.
     In addition, for the three month period, the decrease was also partially the result of an increased percentage of Loan origination costs being deferred due to a decrease in the Purchased Loan unit volume as a percentage of total unit volume.
     General and Administrative. For the three months ended June 30, 2010, general and administrative expense decreased $1.0 million, or 14.1%, as compared to the same period in 2009. For the six months ended June 30, 2010, general and administrative expense decreased $2.4 million, or 16.3%, as compared to the same period in 2009. The decreases primarily resulted from (1) decreased legal costs and (2) decreased consulting fees primarily related to the IRS audit which is now complete.
     Sales and Marketing. For the three months ended June 30, 2010, sales and marketing expense increased $1.3 million, or 35.6%, as compared to the same period in 2009. For the six months ended June 30, 2010, sales and marketing expense increased $2.2 million, or 28.8%, as compared to the same period in 2009. The increases were due primarily to increased sales commissions due to an increase in commission per Loan assignment and an increase in the number of Loan assignments.
     Provision for Credit Losses. For the three months ended June 30, 2010, the provision for credit losses increased $5.6 million, or 147.2%, as compared to the same period in 2009. For the six months ended June 30, 2010, the provision for credit losses increased $11.8 million, or 326.6%, as compared to the same period in 2009. Under GAAP, when forecasted future cash flows decline relative to the cash flows expected at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established. For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer-Partner and Purchased Loans are grouped by month of purchase. As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected. Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.
     During the three and six months ended June 30, 2010, overall Consumer Loan performance exceeded our expectations at the start of the periods. However, impaired Loan pools within our portfolio experienced net declines in forecasted cash flows, resulting in provision for credit losses of $1.8 million and $8.2 million for the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2009, overall Consumer Loan performance also exceeded our expectations at the start of the periods. Consistent with the overall performance of the portfolio, impaired Loan pools experienced net improvements in forecasted cash flows, resulting in a reversal of provision for credit losses of $3.8 million and $3.6 million for the three months and six months ended June 30, 2009, respectively.

     Interest. For the three months ended June 30, 2010, interest expense increased $5.0 million, or 68.4%, as compared to the same period in 2009. For the six months ended June 30, 2010, interest expense increased $8.8 million, or 57.6%, as compared to the same period in 2009. The following table shows interest expense, the average outstanding debt balance, and the pre-tax average cost of debt for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest expense	$12,267	$7,285	$23,972	$15,208
Average outstanding debt balance	$509,867	$604,863	$500,968	$614,571
Pre-tax average cost of debt	9.6%	4.8%	9.6%	4.9%
     For the three and six months ended June 30, 2010, the increases in interest expense were primarily due to increases in our pre-tax average cost of debt due to the issuance of the Senior Notes during the first quarter of 2010 and an increase in available and unused credit capacity.
     Provision for claims. For the three months ended June 30, 2010, provision for claims increased $1.5 million, or 30.1%, as compared to the same period in 2009. For the six months ended June 30, 2010, provision for claims increased $1.9 million, or 19.3%, as compared to the same period in 2009. The increases were due to an increase in claims paid per reinsured vehicle service contract, partially offset by a decline in the size of our reinsurance portfolio.
     Provision for income taxes. For the three months ended June 30, 2010, the effective tax rate decreased to 26.4%, from 36.7% in the same period in 2009. For the six months ended June 30, 2010, the effective tax rate decreased to 31.9%, from 36.8% in the same period in 2009. The decreases for the three and six month periods, as compared to the same periods in prior year, were primarily due to the reversal of reserves for uncertain tax positions and associated interest as a result of the completion of the IRS audit during the second quarter of 2010.
Liquidity and Capital Resources
     We need capital to fund new Loans and pay Dealer Holdback. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) Term ABS financings with qualified institutional investors; and (4) Senior Notes. There are various restrictive debt covenants for each financing arrangement and we are in compliance with those covenants as of June 30, 2010. For information regarding these financings and the covenants included in the related documents, see Note 5 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.
     Cash and cash equivalents decreased to $1.5 million as of June 30, 2010 from $2.2 million at December 31, 2009. Our total balance sheet indebtedness decreased to $493.5 million at June 30, 2010 from $507.0 million at December 31, 2009 as the net cash provided by our operating activities and principal collections from our Loan portfolio exceeded the cash used to fund new Loans.
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
     The Senior Notes mature on February 1, 2017 and bear interest at a rate of 9.125% per annum, computed on the basis of 360-day year composed of twelve 30-day months and payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2010. The Senior Notes were issued at 97.495% of the aggregate principal amount for net proceeds of $243.7 million, representing a yield to maturity of 9.625%.
     During the second quarter of 2010, we extended the maturity of the revolving secured line of credit facility with a commercial bank syndicate from June 23, 2011 to June 22, 2012. The interest rate on borrowings under the facility was changed from the prime rate plus 1.0% or the Eurodollar rate plus 2.75%, at the Company’s option, to the prime rate plus 1.25% or the Eurodollar rate plus 2.25%, at the Company’s option. The floor on the Eurodollar rate decreased from 1.50% to

0.75%. None of the financial covenants were modified. Additionally, during the third quarter of 2010, we increased the amount of the facility from $150.0 million to $170.0 million.
     Also during the second quarter of 2010, we extended the date on which our $325.0 million revolving secured warehouse facility will cease to revolve from August 23, 2010 to June 15, 2013. The interest rate on borrowings under the $325.0 million revolving secured warehouse facility was decreased from a floating rate equal to the commercial paper rate plus 5% to the commercial paper rate plus 3.5%. In addition, the agreement was modified to provide that in the event that the facility is not renewed and the borrower is in compliance with the terms and conditions of the agreement, any amounts outstanding will be repaid over time as the collections on the loans securing the facility are received.
     During the second quarter of 2010, we commenced a tender offer to purchase up to 4.0 million shares of our outstanding common stock at a price of $50.00 per share. Upon expiration of the tender offer during the third quarter of 2010, we repurchased 4.0 million common shares at a cost of $200.0 million, which included approximately 2.9 million shares beneficially owned by Donald A. Foss, our Chairman of the Board, and approximately 0.8 million shares beneficially owned by the trustee of certain grantor retained annuity trusts created by Mr. Foss. We financed the purchase of our securities in the tender offer by borrowing under our $170.0 million revolving secured line of credit facility and $325.0 million revolving secured warehouse facility.
Contractual Obligations
     A summary of the total future contractual obligations requiring repayments as of June 30, 2010 is as follows:

	Payments Due by Period
		Less than			More than
(Dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Long-term debt, including current maturities and capital leases (1)	$499,465	$8,099	$177,726	$63,640	$250,000	$—
Operating lease obligations	2,479	688	1,649	142	—	—
Purchase obligations (2)	2,255	1,553	702	—	—	—
Other future obligations (3)	7,859	—	—	—	—	7,859

Total contractual obligations (4)	$512,058	$10,340	$180,077	$63,782	$250,000	$7,859

(1)	Long-term debt obligations included in the above table consist solely of principal repayments. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 5 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference. Based on the actual amounts outstanding under our revolving line of credit, our warehouse facilities, and our Senior Notes at June 30, 2010, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of June 30, 2010, interest is expected to be approximately $16.6 million during 2010; $32.6 million during 2011; and $132.9 million during 2012 and thereafter.

(2)	Purchase obligations consist solely of contractual obligations related to the information system needs.

(3)	Other future obligations included in the above table consist solely of reserves for uncertain tax positions. Payments are contingent upon examination and would occur in the periods in which the uncertain tax positions are settled.

(4)	We have contractual obligations to pay Dealer Holdback to our Dealer-Partners; however, as payments of Dealer Holdback are contingent upon the receipt of customer payments and the repayment of advances, these obligations are excluded from the table above. Additionally, we completed a $200.0 million tender offer on July 19, 2010 which is not reflected in this table as it was not an obligation as of June 30, 2010.
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
Kenneth S. Booth
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
August 3, 2010

INDEX OF EXHIBITS

Exhibit
No.		Description
4(f)(134)	1	Tenth Amendment, dated as of June 9, 2010, to Fourth Amended and Restated Credit Agreement, dated February 7, 2006, between the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent for the Banks.

4(f)(135)	2	Fourth Amended and Restated Loan and Security Agreement, dated as of June 16, 2010 among the Company, CAC Warehouse Funding Corporation II, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association.

4(f)(136)	3	Second Amended and Restated Contribution Agreement, dated as of June 16, 2010, between the Company and CAC Warehouse Funding Corporation II.

31(a)	3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
1	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 9, 2010, and incorporated herein by reference,

2	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 18, 2010, and incorporated herein by reference,

3	Filed herewith.