Form 10-Q
period 2010-09-30
CREDIT ACCEPTANCE CORP
filed 2010-11-01
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $0.01, outstanding on October 22, 2010 was 27,141,367.

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Revenue:
Finance charges	$99,255	$84,489	$284,467	$242,339
Premiums earned	8,627	11,596	24,576	25,257
Other income	3,779	4,183	17,659	12,933

Total revenue	111,661	100,268	326,702	280,529

Costs and expenses:
Salaries and wages	16,133	16,862	46,293	50,498
General and administrative	7,208	7,869	19,670	22,758
Sales and marketing	4,972	3,533	14,616	11,020
Provision for credit losses	2	(3,591)	8,218	(7,217)
Interest	12,038	8,144	36,010	23,352
Provision for claims	6,112	5,148	17,606	14,786

Total costs and expenses	46,465	37,965	142,413	115,197

Income from continuing operations before provision for income taxes	65,196	62,303	184,289	165,332
Provision for income taxes	23,149	21,491	61,162	59,358

Income from continuing operations	42,047	40,812	123,127	105,974

Discontinued operations
Gain (loss) from discontinued United Kingdom operations	—	(13)	(30)	21
Provision for income taxes	—	65	—	75

Loss from discontinued operations	—	(78)	(30)	(54)

Net income	$42,047	$40,734	$123,097	$105,920

Net income per common share:
Basic	$1.50	$1.33	$4.09	$3.47

Diluted	$1.48	$1.29	$4.03	$3.38

Income from continuing operations per common share:
Basic	$1.50	$1.33	$4.09	$3.47

Diluted	$1.48	$1.29	$4.03	$3.38

Loss from discontinued operations per common share:
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

Weighted average shares outstanding:
Basic	28,063,104	30,658,969	30,081,696	30,540,274
Diluted	28,451,721	31,539,119	30,540,150	31,370,580
See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
(Dollars in thousands, except per share data)	2010	2009
	(Unaudited)

ASSETS:
Cash and cash equivalents	$1,537	$2,170
Restricted cash and cash equivalents	58,486	82,456
Restricted securities available for sale	815	3,121

Loans receivable (including $9,959 and $12,674 from affiliates as of September 30, 2010 and December 31, 2009, respectively)	1,301,067	1,167,558
Allowance for credit losses	(124,949)	(117,545)

Loans receivable, net	1,176,118	1,050,013

Property and equipment, net	16,421	18,735
Income taxes receivable	6,976	3,956
Other assets	23,932	15,785

Total Assets	$1,284,285	$1,176,236

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$73,747	$77,295
Line of credit	102,700	97,300
Secured financing	328,100	404,597
Mortgage note and capital lease obligations	4,587	5,082
Senior notes	244,174	—
Deferred income taxes, net	106,552	93,752

Total Liabilities	859,860	678,026

Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 27,141,593 and 31,038,217 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	271	311
Paid-in capital	27,079	24,370
Retained earnings	397,219	474,433
Accumulated other comprehensive loss, net of tax of $85 and $526 at September 30, 2010 and December 31, 2009, respectively	(144)	(904)

Total Shareholders’ Equity	424,425	498,210

Total Liabilities and Shareholders’ Equity	$1,284,285	$1,176,236

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2010	2009

Cash Flows From Operating Activities:
Net income	$123,097	$105,920
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	8,218	(7,217)
Depreciation and amortization	8,702	6,943
Loss on retirement of property and equipment	64	98
Provision for deferred income taxes	12,358	25,109
Stock-based compensation	3,055	4,926
Change in operating assets and liabilities:
Decrease in accounts payable and accrued liabilities	(2,345)	(842)
Increase in income taxes receivable / decrease in income taxes payable	(3,020)	(5,341)
Decrease (increase) in other assets	527	(976)

Net cash provided by operating activities	150,656	128,620

Cash Flows From Investing Activities:
Decrease in restricted cash and cash equivalents	23,970	4,314
Purchases of restricted securities available for sale	(1,063)	(383)
Proceeds from sale of restricted securities available for sale	2,112	—
Maturities of restricted securities available for sale	1,256	963
Principal collected on Loans receivable	589,727	502,453
Advances to Dealer-Partners and accelerated payments of Dealer Holdback	(612,653)	(412,423)
Purchases of Consumer Loans	(78,110)	(87,840)
Payments of Dealer Holdback	(33,419)	(34,300)
Net decrease in other loans	135	151
Purchases of property and equipment	(1,154)	(1,789)

Net cash used in investing activities	(109,199)	(28,854)

Cash Flows From Financing Activities:
Borrowings under line of credit	618,100	523,900
Repayments under line of credit	(612,700)	(482,700)
Proceeds from secured financing	217,200	217,500
Repayments of secured financing	(293,697)	(355,184)
Principal payments under mortgage note and capital lease obligations	(495)	(954)
Proceeds from sale of senior notes	243,738	—
Payments of debt issuance costs	(13,536)	(5,604)
Repurchase of common stock	(202,247)	(540)
Proceeds from stock options exercised	1,360	889
Tax benefits from stock-based compensation plans	190	1,390

Net cash used in financing activities	(42,087)	(101,303)

Effect of exchange rate changes on cash	(3)	(7)

Net decrease in cash and cash equivalents	(633)	(1,544)
Cash and cash equivalents, beginning of period	2,170	3,154

Cash and cash equivalents, end of period	$1,537	$1,610

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$31,862	$19,609
Cash paid during the period for income taxes	$56,467	$38,886
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
     Certain prior period amounts have been reclassified to conform to the current presentation. We have changed the presentation of our consolidated statement of cash flows to reflect the increased significance of debt issuance costs during the current period. Under our current presentation, payments of debt issuance costs are presented as a separate financing activity and the related amortization is presented within operating activities as depreciation and amortization. Under our previous presentation, payments of debt issuance costs and the related amortization were presented as a net change in other assets within operating activities.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2010 for items that could potentially be recognized or disclosed in these financial statements.
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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2009	82.3%	17.7%
June 30, 2009	86.0%	14.0%
September 30, 2009	89.0%	11.0%
December 31, 2009	90.8%	9.2%
March 31, 2010	90.9%	9.1%
June 30, 2010	90.5%	9.5%
September 30, 2010	90.5%	9.5%

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
     We record the amount advanced to the Dealer-Partner as a Dealer Loan, which is classified within Loans receivable in our consolidated balance sheets. Cash advanced to Dealer-Partners is automatically assigned to the originating Dealer-Partner’s open pool of advances. We require Dealer-Partners to group advances into pools of at least 100 Consumer Loans. At the Dealer-Partner’s option, a pool containing at least 100 Consumer Loans can be closed and subsequent advances assigned to a new pool. All advances within a Dealer-Partner’s pool are secured by the future collections on the related Consumer Loans assigned to the pool. For Dealer-Partners with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for Dealer Holdback. We perfect our security interest in the Dealer Loans by taking possession of the Consumer Loans, which list us as lien holder on the vehicle title.
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
     Program Enrollment
     Dealer-Partners that enroll in our programs have two enrollment options available to them. The first enrollment option allows Dealer-Partners to assign Consumer Loans under the Portfolio Program and requires payment of an upfront, one-time fee of $9,850. The second enrollment option, which became effective September 1, 2009, allows Dealer-Partners to assign Consumer Loans under the Portfolio Program and requires payment of an upfront, one-time fee of $1,950 and an agreement to allow us to keep 50% of their first accelerated Dealer Holdback payment. Prior to September 1, 2009, we offered Dealer-Partners an enrollment option that allowed us to keep 50% of their first accelerated Dealer Holdback payment with no upfront fee. For all Dealer-Partners enrolling in our program after August 31, 2008, access to the Purchase Program is only granted after the first accelerated Dealer Holdback payment has been made under the Portfolio Program.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reinsurance
     VSC Re Company (“VSC Re”), our wholly-owned subsidiary, is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealer-Partners on vehicles financed by us. VSC Re currently reinsures vehicle service contracts that are underwritten by one of our two third party insurers. Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less commissions and certain administrative costs, are contributed to trust accounts controlled by VSC Re. These premiums are used to fund claims covered under the vehicle service contracts. VSC Re is a bankruptcy remote entity. As such, our exposure to fund claims is limited to the trust assets controlled by VSC Re and our net investment in VSC Re.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net assumed written premiums	$8,015	$7,324	$26,765	$23,490
Net premiums earned	8,627	11,596	24,577	25,250
Provision for claims	6,112	5,148	17,610	14,788
Amortization of capitalized acquisition costs	219	534	540	787

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
     We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet. The trust assets and related reinsurance liabilities are as follows:

(Dollars in thousands)	Balance Sheet location	September 30, 2010	December 31, 2009
Trust assets	Restricted cash and cash equivalents	$29,855	$39,127
Unearned premium	Accounts payable and accrued liabilities	24,736	21,180
Claims reserve (1)	Accounts payable and accrued liabilities	1,100	965

(1)	The claims reserve is estimated based on historical claims experience.
     Prior to the formation of VSC Re, our agreements with two of our vehicle service contract third party administrators (“TPAs”) allowed us to receive profit sharing payments depending upon the performance of the vehicle service contract programs. The agreements also required that vehicle service contract premiums be placed in trust accounts. Funds in the trust accounts were utilized by the TPA to pay claims on the vehicle service contracts. Upon the formation of VSC Re during the fourth quarter of 2008, the unearned premiums on the majority of the vehicle service contracts that had been written through these two TPAs were ceded to VSC Re along with any related trust assets. Vehicle service contracts written prior to 2008 through one of the TPAs remain under this profit sharing arrangement. Profit sharing payments, if any, on the vehicle service contracts are distributed to us periodically after the term of the vehicle service contracts have substantially expired provided certain loss rates are met. We are considered the primary beneficiary of the remaining trust and as a result, the assets of the trust and the related liabilities have been consolidated on our balance sheet. As of September 30, 2010 and December 31, 2009, the remaining trust had $1.0 million and $4.3 million, respectively, in assets available to pay claims. As of September 30, 2010, there was a nominal related claims reserve and as of December 31, 2009, there was a related claims reserve of $3.5 million. The trust assets are included in restricted cash and cash equivalents and restricted securities available for sale. The claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets. A third party insures claims in excess of funds in the trust account.
     Our determination to consolidate the VSC Re trusts and the remaining profit sharing trust was based on the following:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Restricted Cash and Cash Equivalents
     Restricted cash and cash equivalents decreased to $58.5 million at September 30, 2010 from $82.5 million at December 31, 2009. The following table summarizes restricted cash and cash equivalents:

	As of
(Dollars in thousands)	September 30, 2010	December 31, 2009
Cash collections related to secured financings	$28,494	$42,115
Cash held in trusts for future vehicle service contract claims (1)	29,992	40,341

Total restricted cash and cash equivalents	$58,486	$82,456

(1)	The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets. As of September 30, 2010, the outstanding balance includes $29,855 related to VSC Re and $137 related to the remaining profit sharing trust. As of December 31, 2009, the outstanding balance includes $39,127 related to VSC Re and $1,214 related to the remaining profit sharing trust.
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
     Restricted securities available for sale consisted of the following:

	As of September 30, 2010
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
US Government and agency securities	$298	$4	$—	$302
Corporate bonds	504	12	(3)	513

Total restricted securities available for sale	$802	$16	$(3)	$815

	As of December 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
US Government and agency securities	$726	$18	$(2)	$742
Corporate bonds	2,381	7	(9)	2,379

Total restricted securities available for sale	$3,107	$25	$(11)	$3,121

     The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2010		As of December 31, 2009
		Estimated		Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Contractual Maturity
Within one year	$499	$500	$1,486	$1,495
Over one year to five years	303	315	1,621	1,626

Total restricted securities available for sale	$802	$815	$3,107	$3,121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Concluded)
Deferred Debt Issuance Costs
     As of September 30, 2010 and December 31, 2009, deferred debt issuance costs were $15.1 million (net of accumulated amortization of $2.0 million) and $6.4 million (net of accumulated amortization of $2.8 million), respectively, and are included in other assets in the consolidated balance sheets. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for term secured financings and senior notes and the straight-line method for lines of credit and revolving secured financings.
New Accounting Pronouncements and Updates
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
     Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. In April 2010, the FASB incorporated ASU No. 2010-18 into the FASB ASC. ASU No. 2010-18 is intended to improve comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under FASB ASC 310-30. Additionally, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. ASU No. 2010-18 is effective prospectively for modifications of loans accounted for within pools under FASB ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. The guidance within ASU No. 2010-18 is consistent with how we have historically accounted for our Loan portfolio; therefore, adoption of this guidance on July 1, 2010 had no impact on our consolidated financial statements.
     Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the FASB issued ASU No. 2010-20 which amends Topic 310 (Receivables). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. While ASU 2010-20 will not have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE
     Loans receivable consists of the following:

	As of September 30, 2010
(Dollars in thousands)	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,029,514	$271,553	$1,301,067
Allowance for credit losses	(111,906)	(13,043)	(124,949)

Loans receivable, net	$917,608	$258,510	$1,176,118

	As of December 31, 2009
	Dealer Loans	Purchased Loans	Total
Loans receivable	$869,603	$297,955	$1,167,558
Allowance for credit losses	(108,792)	(8,753)	(117,545)

Loans receivable, net	$760,811	$289,202	$1,050,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE — (Continued)
     A summary of changes in Loans receivable is as follows:

	Three Months Ended September 30, 2010
(Dollars in thousands)	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$980,952	$278,695	$1,259,647
New Consumer Loan assignments (1)	202,470	25,959	228,429
Principal collected on Loans receivable	(160,426)	(37,145)	(197,571)
Dealer Holdback payments	10,537	—	10,537
Transfers	(4,076)	4,076	—
Write-offs	(433)	(48)	(481)
Recoveries	542	16	558
Net change in other loans	(52)	—	(52)

Balance, end of period	$1,029,514	$271,553	$1,301,067

	Three Months Ended September 30, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$858,559	$325,535	$1,184,094
New Consumer Loan assignments (1)	129,677	19,974	149,651
Principal collected on Loans receivable	(126,859)	(36,411)	(163,270)
Dealer Holdback payments	10,335	—	10,335
Transfers	(3,666)	3,666	—
Write-offs	(1,034)	(25)	(1,059)
Recoveries	664	6	670
Net change in other loans	(152)	—	(152)
Currency translation	71	—	71

Balance, end of period	$867,595	$312,745	$1,180,340

	Nine Months Ended September 30, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$869,603	$297,955	$1,167,558
New Consumer Loan assignments (1)	612,653	78,110	690,763
Principal collected on Loans receivable	(471,513)	(118,214)	(589,727)
Dealer Holdback payments	33,419	—	33,419
Transfers	(13,741)	13,741	—
Write-offs	(2,493)	(97)	(2,590)
Recoveries	1,688	58	1,746
Net change in other loans	(135)	—	(135)
Currency translation	33	—	33

Balance, end of period	$1,029,514	$271,553	$1,301,067

	Nine Months Ended September 30, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$823,567	$325,185	$1,148,752
New Consumer Loan assignments (1)	412,423	87,840	500,263
Principal collected on Loans receivable	(390,603)	(111,850)	(502,453)
Dealer Holdback payments	34,300	—	34,300
Transfers	(11,594)	11,594	—
Write-offs	(2,851)	(60)	(2,911)
Recoveries	2,374	36	2,410
Net change in other loans	(151)	—	(151)
Currency translation	130	—	130

Balance, end of period	$867,595	$312,745	$1,180,340

(1)	The Dealer Loans amount represents advances and accelerated Dealer Holdback payments made to Dealer-Partners for Consumer Loans assigned under our Portfolio Program. The Purchased Loans amount represents payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
4. LOANS RECEIVABLE — (Concluded)
     A summary of changes in the allowance for credit losses is as follows:

	Three Months Ended September 30, 2010
(Dollars in thousands)	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$112,115	$12,756	$124,871
Provision for credit losses	(317)	319	2
Write-offs	(433)	(48)	(481)
Recoveries	542	16	558
Currency translation	(1)	—	(1)

Balance, end of period	$111,906	$13,043	$124,949

	Three Months Ended September 30, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$111,721	$15,432	$127,153
Provision for credit losses	(1,269)	(2,322)	(3,591)
Write-offs	(1,034)	(25)	(1,059)
Recoveries	664	6	670
Currency translation	67	—	67

Balance, end of period	$110,149	$13,091	$123,240

	Nine Months Ended September 30, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$108,792	$8,753	$117,545
Provision for credit losses	3,889	4,329	8,218
Write-offs	(2,493)	(97)	(2,590)
Recoveries	1,688	58	1,746
Currency translation	30	—	30

Balance, end of period	$111,906	$13,043	$124,949

	Nine Months Ended September 30, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,831	$17,004	$130,835
Provision for credit losses	(3,328)	(3,889)	(7,217)
Write-offs	(2,851)	(60)	(2,911)
Recoveries	2,374	36	2,410
Currency translation	123	—	123

Balance, end of period	$110,149	$13,091	$123,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT
     We currently utilize the following forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) an asset-backed secured financing (“Term ABS”) with qualified institutional investors; and (4) Senior Secured Notes due 2017 issued pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (“Senior Notes”). General information for each of our financing transactions in place as of September 30, 2010 is as follows:
(Dollars in thousands)

	Wholly-owned	Issue			Financing	Interest Rate at
Financings	Subsidiary	Number	Close Date	Maturity Date	Amount	September 30, 2010
Revolving Secured Line of Credit	n/a	n/a	June 9, 2010	June 22, 2012	$170,000	At our option, either the Eurodollar rate plus 225 basis points or the prime rate plus 125 basis points
Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding Corp. II	2003-2	June 16, 2010	June 15, 2013 (2)	$325,000	Commercial paper rate plus 350 basis points or LIBOR plus 450 basis points (4) (5)
Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding III, LLC	2008-2	September 10, 2010	September 10, 2013 (6)	$75,000	Commercial paper rate plus 300 basis points or LIBOR plus 300 basis points (3) (4) (5)
Term ABS 2009-1 (1)	Credit Acceptance Funding LLC 2009-1	2009-1	December 3, 2009	May 15, 2011 (2)	$110,500	Fixed rate
Senior Notes	n/a	n/a	February 1, 2010	February 1, 2017	$250,000	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the contributed assets.

(3)	A portion of the outstanding balance is a floating rate obligation that has been converted to a fixed rate obligation via an interest rate swap.

(4)	The LIBOR rate is used if funding is not available from the commercial paper market.

(5)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(6)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2014 will be due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)
     Additional information related to the amounts outstanding on each facility is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Revolving Secured Line of Credit
Maximum outstanding balance	$107,800	$124,600	$107,900	$128,900
Average outstanding balance	68,720	89,293	47,950	85,785

Revolving Secured Warehouse Facility (2003-2)
Maximum outstanding balance	$180,000	$325,000	$180,000	$325,000
Average outstanding balance	141,267	290,327	75,853	273,663

Revolving Secured Warehouse Facility (2008-2)
Maximum outstanding balance	$70,000	$50,000	$75,000	$50,000
Average outstanding balance	64,783	50,000	71,538	50,000

	As of
(Dollars in thousands)	September 30, 2010	December 31, 2009
Revolving Secured Line of Credit
Balance outstanding	$102,700	$97,300
Letter(s) of credit	500	514
Amount available for borrowing	66,800	42,186
Interest rate	3.03%	4.25%

Revolving Secured Warehouse Facility (2003-2)
Balance outstanding	$162,600	$152,600
Amount available for borrowing	162,400	172,400
Contributed eligible Loans	216,210	192,921
Interest rate	3.81%	5.24%

Revolving Secured Warehouse Facility (2008-2)
Balance outstanding	$55,000	$75,000
Amount available for borrowing	20,000	—
Contributed eligible Loans	82,343	94,073
Interest rate	3.76%	4.36%

Term ABS 2008-1
Balance outstanding	$—	$66,497
Contributed eligible Loans	—	142,267
Interest rate	—	6.37%

Term ABS 2009-1
Balance outstanding	$110,500	$110,500
Contributed eligible Loans	142,469	142,315
Interest rate	4.40%	4.40%

Senior Notes
Balance outstanding (1)	$244,174	$—
Interest rate	9.13%	—

(1)	Senior Notes presented net of unamortized debt discount of $5.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)
Revolving Secured Warehouse Facilities
     We have two revolving secured warehouse facilities that are provided to our wholly-owned subsidiaries. One is a $325.0 million facility with an institutional investor and the other is a $75.0 million facility with another institutional investor.
     During the second quarter of 2010, we extended the date on which our $325.0 million revolving secured warehouse facility will cease to revolve from August 23, 2010 to June 15, 2013. The interest rate on borrowings under the facility was decreased from a floating rate equal to the commercial paper rate plus 5.0% to the commercial paper rate plus 3.5%. In addition, the agreement was modified to provide that in the event that the facility is not renewed and the borrower is in compliance with the terms and conditions of the agreement, any amounts outstanding will be repaid over time as the collections on the loans securing the facility are received.
     During the third quarter of 2010, we extended the date on which our $75.0 million revolving secured warehouse facility will cease to revolve from August 31, 2011 to September 10, 2013. The maturity of the facility was also extended from August 31, 2012 to September 10, 2014. The interest rate on the facility was decreased from a floating rate equal to LIBOR plus 3.75% to LIBOR plus 3.0%. There were no other material changes to the terms of the facility.
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
     The financings create loans for which the subsidiaries are liable and which are secured by all the assets of each subsidiary. Such loans are non-recourse to us, even though we are consolidated for financial reporting purposes with the subsidiaries. Because the subsidiaries are organized as legal entities separate from us, their assets (including the conveyed Loans) are not available to our creditors.
     Interest on borrowings under the $325.0 million revolving secured warehouse facility has been limited through interest rate cap agreements to a maximum rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable. Interest on borrowings for a portion of the $75.0 million revolving secured warehouse facility has also been limited through interest rate cap agreements to a maximum rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable. We have also entered into an interest rate swap to convert $25.0 million of the $75.0 million revolving secured warehouse facility into fixed rate debt bearing an interest rate of 4.36%. For additional information, see Note 6 of these consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. DEBT — (Continued)
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
     Each financing at the time of issuance has a specified revolving period during which we may be required, and are likely, to convey additional Loans to each Funding LLC. Each Funding LLC will then convey the Loans to their respective trust. At the end of the revolving period, the debt outstanding under each financing will begin to amortize.

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
     The table below sets forth certain additional details regarding the outstanding Term ABS Financing:
(Dollars in thousands)

					Expected
	Issue		Net Book Value of Dealer		Annualized
Term ABS Financing	Number	Close Date	Loans Conveyed at Closing	Revolving Period	Rates (1)

Term ABS 2009-1	2009-1	December 3, 2009	$142,301	18 months (Through May 15, 2011)	5.2%

(1)	Includes underwriter’s fees and other costs.
Debt Covenants
     As of September 30, 2010, we are in compliance with all our debt covenants relating to the line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of our assets to debt and a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges. These covenants also limit the maximum ratio of our funded debt to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.
     In addition to the covenants stated above, our revolving secured warehouse facilities and Term ABS financing contain covenants that measure the performance of the contributed assets. As of September 30, 2010, we were in compliance with all such covenants. As of the end of the quarter, we are also in compliance with our covenants under the Senior Notes Indenture. The Indenture includes covenants that limit the maximum ratio of our funded debt to tangible net worth and also require a minimum collateral coverage ratio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
6. DERIVATIVE INSTRUMENTS
     Interest Rate Caps. We purchase interest rate cap agreements to manage the interest rate risk on certain borrowings.
     As of September 30, 2010, we had interest rate cap agreements to manage the interest rate risk on our $325.0 million revolving secured warehouse facility with various maturities between February 2011 and May 2012. We also had an interest rate cap agreement to manage the interest rate risk on a portion of our $75.0 million revolving secured warehouse facility that ceases to revolve in September 2013. These instruments limit the interest rate on both revolving secured warehouse facilities to 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable.
     As of December 31, 2009, we had interest rate cap agreements to manage the interest rate risk on our $325.0 million revolving secured warehouse facility, as well as on $50.0 million of the $75.0 million revolving secured warehouse facility with various maturities between May 2010 and August 2011. These instruments limit the interest rate on both revolving secured warehouse facilities to 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable.
     The interest rate caps have not been designated as hedging instruments.
     Interest Rate Swaps. As of September 30, 2010 we had an interest rate swap outstanding, which matures in August 2011, to convert $25.0 million of the $75.0 million 2008-2 revolving secured warehouse facility into fixed rate debt, bearing an interest rate of 4.36%. This interest rate swap has been designated as a cash flow hedging instrument.
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
     At September 30, 2010, we had minimal exposure to credit loss on the outstanding interest rate swap. We do not believe that any reasonably likely change in interest rates would have a materially adverse effect on our financial position, our results of operations or our cash flows.
     Information related to the fair values of derivative instruments in our consolidated balance sheets as of September 30, 2010 and December 31, 2009 is as follows:
(Dollars in thousands)

		Fair Value
	Balance Sheet	September 30,	December 31,
	location	2010	2009

Derivatives designated as hedging instruments
Liability Derivatives
Interest rate swap	Accounts payable and accrued liabilities	$241	$1,445

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate caps	Other assets	$34	$82

Total Asset Derivatives		$34	$82

Total Liability Derivatives		$241	$1,445

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
6. DERIVATIVE INSTRUMENTS — (Concluded)
     Information related to the effect of derivative instruments designated as hedging instruments on our consolidated income statements for the three and nine months ended September 30, 2010 and 2009 is as follows:
(Dollars in thousands)

	Loss Recognized in OCI on Derivative		Loss Reclassified from Accumulated
Derivatives in Cash	(Effective Portion)		OCI into Income (Effective Portion)
Flow Hedging	Three Months Ended September 30,			Three Months Ended September 30,
Relationships	2010	2009	Location	2010	2009

Interest rate swap	$(83)	$(274)	Interest expense	$(68)	$(832)

	Gain / (Loss)
	Recognized in OCI on Derivative		Loss Reclassified from Accumulated
Derivatives in Cash	(Effective Portion)		OCI into Income (Effective Portion)
Flow Hedging	Nine Months Ended September 30,			Nine Months Ended September 30,
Relationships	2010	2009	Location	2010	2009

Interest rate swap	$528	$(972)	Interest expense	$(676)	$(2,971)
     As of September 30, 2010, we expect to reclassify losses of $0.2 million from accumulated other comprehensive income into income during the next twelve months.
     Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated income statements for the three and nine months ended September 30, 2010 and 2009 is as follows:
(Dollars in thousands)

		Amount of (Loss) / Gain Recognized in Income on Derivative
Derivatives Not Designated as		Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Instruments	Location	2010	2009	2010	2009

Interest rate caps	Interest expense	$(24)	$(78)	$(181)	$(78)
Interest rate swap	Interest expense	—	53	(590)	66

Total		$(24)	$(25)	$(771)	$(12)

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
     Derivative Instruments. The fair value of interest rate caps and interest rate swaps are based on quoted prices for similar instruments in active markets, which are influenced by a number of factors, including interest rates, amount of debt outstanding, notional amount of the derivative, and number of months until maturity.
     Liabilities. The fair value of debt is determined using quoted market prices, if available, or calculated using the estimated value of each debt instrument based on current rates offered to us for debt with similar maturities.
     A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

	As of September 30,		As of December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Assets
Cash and cash equivalents	$1,537	$1,537	$2,170	$2,170
Restricted cash and cash equivalents	58,486	58,486	82,456	82,456
Restricted securities available for sale	815	815	3,121	3,121
Net investment in Loans receivable	1,176,118	1,182,719	1,050,013	1,056,059
Derivative instruments	34	34	82	82

Liabilities
Line of credit	$102,700	$102,700	$97,300	$97,300
Secured financing	328,100	331,291	404,597	404,725
Mortgage note	4,579	4,590	4,744	4,757
Senior notes	244,174	262,500	—	—
Derivative instruments	241	241	1,445	1,445
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
7. FAIR VALUE OF FINANCIAL INSTRUMENTS — (Concluded)
     The following table provides the fair value measurements of applicable assets and liabilities, measured at fair value on a recurring basis, as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010			As of December 31, 2009
			Total			Total
(Dollars in thousands)	Level 1	Level 2	Fair Value	Level 1	Level 2	Fair Value
Assets
Restricted securities available for sale	$815	$—	$815	$3,121	$—	$3,121
Derivative instruments	—	34	34	—	82	82

Liabilities
Derivative instruments	$—	$241	$241	$—	$1,445	$1,445
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
     Affiliated Dealer Loan balances were $10.0 million and $12.7 million as of September 30, 2010 and December 31, 2009, respectively. Affiliated Dealer Loan balances were 1.0% and 1.5% of total consolidated Dealer Loan balances as of September 30, 2010 and December 31, 2009, respectively. A summary of related party Loan activity is as follows:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
	Affiliated		Affiliated
	Dealer-Partner	% of	Dealer-Partner	% of
(Dollars in thousands)	activity	consolidated	activity	consolidated

New Dealer and Purchased Loans	$477	0.2%	$1,244	1.0%

Dealer Loan revenue	$715	0.9%	$921	1.5%

Dealer Holdback payments	$415	3.9%	$360	3.5%

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	Affiliated		Affiliated
	Dealer-Partner	% of	Dealer-Partner	% of
	activity	consolidated	activity	consolidated

New Dealer and Purchased Loans	$2,774	0.4%	$4,865	1.2%

Dealer Loan revenue	$2,363	1.1%	$2,827	1.6%

Dealer Holdback payments	$1,474	4.4%	$1,425	4.2%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
9. INCOME TAXES
     A reconciliation of the U.S. federal statutory rate to our effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	1.4	0.6	1.6	1.0
Decrease in reserve for uncertain tax positions as a result of settlements and lapsed statutes	(0.6)	(1.2)	(3.3)	(0.3)
Other	(0.3)	0.1	(0.1)	0.2

Effective tax rate	35.5%	34.5%	33.2%	35.9%

     The differences between the U.S. federal statutory rate and our effective tax rate are primarily due to state income taxes and reserves for uncertain tax positions and related interest and penalties that are included in the provision for income taxes. The increase in the effective tax rate for the three months ended September 30, 2010 as compared to the same period in 2009, is primarily due to a decrease in the reserve for uncertain tax positions and related interest recorded during the third quarter of 2009. The decrease in the effective tax rate for the nine months ended September 30, 2010, as compared to the same period in 2009, is primarily due to a settlement of the Internal Revenue Service (“IRS”) audit detailed below and related adjustments to accrued tax reserves and interest.
     The federal income tax returns for 2004 through 2008 had been under examination by the IRS. On June 7, 2010, we reached a settlement with the IRS which closed our 2004 through 2008 tax years. As a result of the settlement, we agreed to pay a total of $7.6 million in federal and state taxes and interest related to these years. The settlement includes $6.2 million of taxes that represent an acceleration of taxes already provided for in prior periods and the payment did not have an impact on our net income during the reporting periods. We also concluded that all 2004 through 2008 uncertain federal jurisdiction tax positions taken in previous periods are effectively settled and we recorded a reversal of corresponding accrued reserves and interest. This reversal had a favorable impact of $6.2 million (after-tax) on our net income for the nine month period ended September 30, 2010.
     The following table is a summary of changes in unrecognized tax benefits (in thousands):

Nine Months Ended
September 30, 2010
Unrecognized tax benefits at January 1, 2010	$11,830
Additions based on tax positions related to current year	1,194
Reduction in tax positions of prior years	(241)
Settlements	(5,813)
Reductions as a result of a lapse of the statute of limitations	(406)

Unrecognized tax benefits at September 30, 2010	$6,564

     The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate in future periods, was approximately $6.6 million as of September 30, 2010. Accrued interest and penalties related to uncertain tax positions were $1.4 million and $3.9 million as of September 30, 2010 and December 31, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
10. CAPITAL TRANSACTIONS
     Net Income Per Share
     Basic net income per share has been computed by dividing net income by the basic number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of common and common equivalent shares outstanding using the treasury stock method. The share effect is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted average common and common equivalent shares outstanding:
Basic number of common shares outstanding	28,063,104	30,658,969	30,081,696	30,540,274

Dilutive effect of stock options	319,521	639,426	351,629	612,162
Dilutive effect of restricted stock and restricted stock units	69,096	240,724	106,825	218,144

Dilutive number of common and common equivalent shares outstanding	28,451,721	31,539,119	30,540,150	31,370,580

     There were no stock options, restricted stock or restricted stock units that would be anti-dilutive for the three and nine months ended September 30, 2010 and 2009.
     Tender Offer
     During the second quarter of 2010, we commenced a tender offer to repurchase up to 4.0 million shares of our outstanding common stock at a price of $50.00 per share. Upon expiration of the tender offer during the third quarter of 2010, we repurchased 4.0 million common shares at a cost of $200.0 million, which included approximately 2.9 million shares beneficially owned by Donald A. Foss, our Chairman of the Board, and approximately 0.8 million shares beneficially owned by the trustee of certain grantor retained annuity trusts created by Mr. Foss. We financed the repurchase of our common stock in the tender offer by borrowing under our $170.0 million revolving secured line of credit facility and $325.0 million revolving secured warehouse facility.
     Stock Compensation Plans
     Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), the number of shares reserved for granting of restricted stock, restricted stock units, stock options, and performance awards to team members, officers, directors, and contractors at any time prior to April 6, 2019 is 1.5 million shares. The shares available for future grants under the Incentive Plan totaled 326,920 as of September 30, 2010.
     A summary of the restricted stock activity under the Incentive Plan for the nine months ended September 30, 2010 and 2009 is presented below:

	Number of Shares
	Nine Months Ended September 30,
Restricted Stock	2010	2009
Outstanding Beginning Balance	242,277	245,329
Granted	19,183	121,736
Vested	(142,682)	(105,682)
Forfeited	(6,320)	(15,078)

Outstanding Ending Balance	112,458	246,305

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
10. CAPITAL TRANSACTIONS — (Concluded)
     A summary of the restricted stock unit activity under the Incentive Plan for the nine months ended September 30, 2010 and 2009 is presented below:

	Nonvested		Vested		Total
		Weighted-		Weighted-
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date	Number of
	Restricted Stock	Fair Value	Restricted Stock	Fair Value	Restricted Stock
Restricted Stock Units	Units	Per Share	Units	Per Share	Units
Outstanding at December 31, 2009	648,250	$19.35	120,000	$26.30	768,250
Granted	32,500	39.89	—	—	32,500	(1)
Vested	(149,650)	20.24	149,650	20.24	—	(2)
Forfeited	(10,000)	39.89	—	—	(10,000)

Outstanding at September 30, 2010	521,100	$19.99	269,650	$22.94	790,750

	Nonvested		Vested		Total
		Weighted-		Weighted-
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date	Number of
	Restricted Stock	Fair Value	Restricted Stock	Fair Value	Restricted Stock
Restricted Stock Units	Units	Per Share	Units	Per Share	Units
Outstanding at December 31, 2008	640,000	$18.99	60,000	$26.30	700,000
Granted	100,750	23.89	—	—	100,750	(3)
Vested	(60,000)	26.30	60,000	26.30	—	(4)
Forfeited	(20,000)	13.51	—	—	(20,000)

Outstanding at September 30, 2009	660,750	$19.24	120,000	$26.30	780,750

(1)	The distribution date of any vested restricted stock units is February 22, 2017.

(2)	The distribution date of vested restricted stock units is February 22, 2014 for 60,000 restricted stock units and February 22, 2016 for 89,650 restricted stock units.

(3)	The distribution date of vested restricted stock units is February 22, 2016 for 80,750 restricted stock units and February 22, 2017 for 20,000 restricted stock units.

(4)	The distribution date of vested restricted stock units is February 22, 2014.
     Stock compensation expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Restricted stock	$255	$586	$715	$1,651
Restricted stock units	632	1,185	2,340	3,275

	$887	$1,771	$3,055	$4,926

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
(UNAUDITED)
11. BUSINESS SEGMENT INFORMATION
     We have two reportable business segments: United States and Other. The United States segment is our dominant segment and primarily consists of the United States automobile financing business. The Other segment consists of businesses in liquidation.
     Selected segment information is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Revenue:
United States	$111,660	$100,264	$326,699	$280,525
Other	1	4	3	4

Total revenue	$111,661	$100,268	$326,702	$280,529

Income (loss) from continuing operations before provision for income taxes:
United States	$65,173	$62,244	$184,311	$165,208
Other	23	59	(22)	124

Total income from continuing operations before provision for income taxes	$65,196	$62,303	$184,289	$165,332

	As of
(Dollars in thousands)	September 30, 2010	December 31, 2009

Segment Assets
United States	$1,284,220	$1,175,550
Other	65	686

Total Assets	$1,284,285	$1,176,236

12. COMPREHENSIVE INCOME
     Our comprehensive income information is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Net income	$42,047	$40,734	$123,097	$105,920
Unrealized (loss) gain on securities available for sale, net of tax	(7)	(5)	—	9
Unrealized (loss) gain on interest rate swap, net of tax	(9)	356	762	1,263

Comprehensive income	$42,031	$41,085	$123,859	$107,192

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
Access to Capital
     Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio is 1.6:1 at September 30, 2010. We currently utilize the following forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) a Term ABS financing with qualified institutional investors; and (4) Senior Notes.
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
     We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of September 30, 2010, with the forecasts as of June 30, 2010, as of December 31, 2009, and at the time of assignment, segmented by year of assignment:

Consumer
Loan	Forecasted Collection Percentage as of				Variance in Forecasted Collection Percentage from
Assignment	September 30,	June 30,	December 31,	Initial	June 30,	December 31,	Initial
Year	2010	2010	2009	Forecast	2010	2009	Forecast
2001	67.5%	67.5%	67.5%	70.4%	0.0%	0.0%	-2.9%
2002	70.5%	70.5%	70.4%	67.9%	0.0%	0.1%	2.6%
2003	73.7%	73.7%	73.7%	72.0%	0.0%	0.0%	1.7%
2004	73.0%	73.1%	73.1%	73.0%	-0.1%	-0.1%	0.0%
2005	73.7%	73.8%	73.7%	74.0%	-0.1%	0.0%	-0.3%
2006	70.2%	70.2%	70.3%	71.4%	0.0%	-0.1%	-1.2%
2007	67.9%	68.0%	68.3%	70.7%	-0.1%	-0.4%	-2.8%
2008	69.9%	69.8%	70.0%	69.7%	0.1%	-0.1%	0.2%
2009	78.0%	77.2%	75.6%	71.9%	0.8%	2.4%	6.1%
2010(1)	75.6%	75.3%	—	73.5%	0.3%	—	2.1%

(1)	The forecasted collection rate for 2010 Consumer Loans as of September 30, 2010 includes both Consumer Loans that were in our portfolio as of June 30, 2010 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of
	September 30,	June 30,
2010 Consumer Loan Assignment Period	2010	2010	Variance
January 1, 2010 through June 30, 2010	76.4%	75.3%	1.1%
July 1, 2010 through September 30, 2010	73.9%	—	—
     Consumer Loans assigned in 2002, 2003, 2008, 2009 and 2010 have performed better than our initial expectations while Consumer Loans assigned in 2001, 2005, 2006 and 2007 have performed worse. During the third quarter of 2010, forecasted collection rates increased for Consumer Loans assigned during 2009 and 2010 and were consistent with expectations at the start of the period for other assignment years. During the first nine months of 2010, forecasted collection rates increased for Consumer Loans assigned in 2009 and 2010, and decreased for 2007 Consumer Loan assignments.
     Forecasting collection rates precisely at Loan inception is difficult. With this in mind, we have established advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we currently forecast.
     The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2010. Payments of Dealer Holdback and accelerated Dealer Holdback are not included in the advance percentage paid to the Dealer-Partner. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of September 30, 2010
Consumer Loan	Forecasted			% of Forecast
Assignment Year	Collection %	Advance %	Spread %	Realized (1)
2001	67.5%	46.0%	21.5%	99.4%
2002	70.5%	42.2%	28.3%	99.2%
2003	73.7%	43.4%	30.3%	99.1%
2004	73.0%	44.0%	29.0%	98.8%
2005	73.7%	46.9%	26.8%	98.4%
2006	70.2%	46.6%	23.6%	96.6%
2007	67.9%	46.5%	21.4%	89.0%
2008	69.9%	44.6%	25.3%	72.9%
2009	78.0%	43.9%	34.1%	49.4%
2010	75.6%	44.7%	30.9%	14.2%

(1)	Presented as a percentage of total forecasted collections.
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
     The spread between the forecasted collection rate and the advance rate declined during the 2004 through 2007 period as we increased advance rates during this period in response to a more difficult competitive environment. During 2008 and 2009, the spread increased as the competitive environment improved, and we reduced advance rates. In addition, during 2009, the spread was positively impacted by better than expected Consumer Loan performance. We increased advance rates during the last four months of 2009 and the first quarter of 2010. The decline in the spread for 2010 reflects these increases.
     The following table presents forecasted Consumer Loan collection rates, advance rates (includes amounts paid to acquire Purchased Loans), and the spread (the forecasted collection rate less the advance rate) as of September 30, 2010 for Purchased Loans and Dealer Loans separately. Payments of Dealer Holdback and accelerated Dealer Holdback are not included in the advance percentage paid to the Dealer-Partner. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan	Forecasted
	Assignment Year	Collection %	Advance %	Spread %
Purchased Loans	2007	68.0%	48.6%	19.4%
	2008	68.9%	46.2%	22.7%
	2009	77.9%	44.6%	33.3%
	2010	75.8%	47.0%	28.8%

Dealer Loans	2007	67.9%	45.9%	22.0%
	2008	70.5%	43.6%	26.9%
	2009	78.0%	43.7%	34.3%
	2010	75.6%	44.4%	31.2%
     Although the advance rate on Purchased Loans is higher as compared to the advance rate on Dealer Loans, Purchased Loans do not require us to pay Dealer Holdback.
Consumer Loan Volume
     The following table summarizes changes in Consumer Loan assignment volume in each of the last seven quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2009	-13.0%	-28.9%
June 30, 2009	-16.2%	-33.5%
September 30, 2009	-5.7%	-13.0%
December 31, 2009	7.6%	5.9%
March 31, 2010	11.2%	21.6%
June 30, 2010	22.7%	42.2%
September 30, 2010	26.9%	51.5%

(1)	Represents payments made to Dealer-Partners for advances on Dealer Loans and the acquisition of Purchased Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
     Consumer Loan assignment volumes depend on a number of factors including (1) the overall demand for our product (2) the amount of capital available to fund new Loans (3) our assessment of the assignment volume that our current infrastructure can support. Our pricing strategy is intended to maximize the amount of economic profit we generate, within the confines of capital and infrastructure constraints. During the last four months of 2009 and the first quarter of 2010, we increased advance rates, which had a positive impact on unit volumes. While the advance increases also reduced the return on capital we expect to earn on new assignments, we believe it is very likely the advance increases had a positive impact on economic profit. During October 2010, unit volume increased by 36.1% as compared to October 2009.

     The following table summarizes the changes in Consumer Loan unit volume and active Dealer-Partners:

	Nine Months Ended September 30,
	2010	2009	% change

Consumer Loan unit volume	104,514	87,579	19.3%
Active Dealer-Partners (1)	2,910	2,942	-1.1%

Average volume per active Dealer-Partner	35.9	29.8	20.5%

Consumer Loan unit volume from Dealer-Partners active both periods	86,821	75,177	15.5%
Dealer-Partners active both periods	2,015	2,015	—

Average volume per Dealer-Partners active both periods	43.1	37.3	15.5%

Consumer Loan unit volume from new Dealer-Partners	10,271	12,285	-16.4%
New active Dealer-Partners (2)	652	844	-22.7%

Average volume per new active Dealer-Partners	15.8	14.6	8.2%

Attrition (3)	-14.2%	-19.6%

(1)	Active Dealer-Partners are Dealer-Partners who have received funding for at least one Loan during the period.

(2)	New active Dealer-Partners are Dealer-Partners who enrolled in our program and have received funding for their first Loan from us during the period.

(3)	Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from Dealer-Partners who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.
     Consumer Loans are assigned to us through either our Portfolio Program or our Purchase Program. The following table summarizes the portion of our Consumer Loan volume that was assigned to us through our Purchase Program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
New Purchased Loan unit volume as a percentage of total unit volume	9.5%	11.0%	9.4%	14.6%
New Purchased Loan dollar volume as a percentage of total dollar volume	11.4%	13.3%	11.3%	17.6%
     For the three and nine months ended September 30, 2010, new Purchased Loan unit and dollar volume as a percentage of total unit and dollar volume, respectively, decreased as compared to 2009 primarily due to the continued impact of program enrollment eligibility changes we made in 2008, which restricts new Dealer-Partners’ access to the Purchase Program.
     As of September 30, 2010 and December 31, 2009, the net Purchased Loans receivable balance was 22.0% and 27.5%, respectively, of the total net Loans receivable balance.

Results of Operations
     Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009
     The following is a discussion of our results of operations and income statement data on a consolidated basis.

	Three Months Ended September 30,
(Dollars in thousands, except per share data)	2010	2009	% Change

Revenue:
Finance charges	$99,255	$84,489	17.5%
Premiums earned	8,627	11,596	-25.6%
Other income	3,779	4,183	-9.7%

Total revenue	111,661	100,268	11.4%

Costs and expenses:
Salaries and wages	16,133	16,862	-4.3%
General and administrative	7,208	7,869	-8.4%
Sales and marketing	4,972	3,533	40.7%
Provision for credit losses	2	(3,591)	-100.1%
Interest	12,038	8,144	47.8%
Provision for claims	6,112	5,148	18.7%

Total costs and expenses	46,465	37,965	22.4%

Income from continuing operations before provision for income taxes	65,196	62,303	4.6%
Provision for income taxes	23,149	21,491	7.7%

Income from continuing operations	42,047	40,812	3.0%

Discontinued operations
Loss from discontinued United Kingdom operations	—	(13)	-100.0%
Provision for income taxes	—	65	-100.0%

Loss from discontinued operations	—	(78)	-100.0%

Net income	$42,047	$40,734	3.2%

Net income per common share:
Basic	$1.50	$1.33

Diluted	$1.48	$1.29

Income from continuing operations per common share:
Basic	$1.50	$1.33

Diluted	$1.48	$1.29

Loss from discontinued operations per common share:
Basic	$—	$—

Diluted	$—	$—

Weighted average shares outstanding:
Basic	28,063,104	30,658,969
Diluted	28,451,721	31,539,119

	Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2010	2009	% Change

Revenue:
Finance charges	$284,467	$242,339	17.4%
Premiums earned	24,576	25,257	-2.7%
Other income	17,659	12,933	36.5%

Total revenue	326,702	280,529	16.5%

Costs and expenses:
Salaries and wages	46,293	50,498	-8.3%
General and administrative	19,670	22,758	-13.6%
Sales and marketing	14,616	11,020	32.6%
Provision for credit losses	8,218	(7,217)	-213.9%
Interest	36,010	23,352	54.2%
Provision for claims	17,606	14,786	19.1%

Total costs and expenses	142,413	115,197	23.6%

Income from continuing operations before provision for income taxes	184,289	165,332	11.5%
Provision for income taxes	61,162	59,358	3.0%

Income from continuing operations	123,127	105,974	16.2%

Discontinued operations
(Loss) gain from discontinued United Kingdom operations	(30)	21	-242.9%
Provision for income taxes	—	75	-100.0%

Loss from discontinued operations	(30)	(54)	-44.4%

Net income	$123,097	$105,920	16.2%

Net income per common share:
Basic	$4.09	$3.47

Diluted	$4.03	$3.38

Income from continuing operations per common share:
Basic	$4.09	$3.47

Diluted	$4.03	$3.38

Loss from discontinued operations per common share:
Basic	$—	$—

Diluted	$—	$—

Weighted average shares outstanding:
Basic	30,081,696	30,540,274
Diluted	30,540,150	31,370,580

Continuing Operations
     Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009
     The following table highlights changes in income from continuing operations for the three and nine months ended September 30, 2010, as compared to 2009:

	Year over Year Change
	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2010	September 30, 2010
Income from continuing operations, prior year	$40,812	$105,974

Increase in finance charges	14,766	42,128

Decrease in premiums earned	(2,969)	(681)

(Decrease) increase in other income	(404)	4,726

(Increase) decrease in operating expenses (1)	(49)	3,697

Increase in provision for credit losses	(3,593)	(15,435)

Increase in interest	(3,894)	(12,658)

Increase in provision for claims	(964)	(2,820)

Increase in provision for income taxes	(1,658)	(1,804)

Income from continuing operations, current year	$42,047	$123,127

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.
     Finance Charges. For the three months ended September 30, 2010, finance charges increased $14.8 million, or 17.5%, as compared to the same period in 2009. For the nine months ended September 30, 2010, finance charges increased $42.1 million, or 17.4%, as compared to the same period in 2009. The increases were the result of an increase in the average yield on our Loan portfolio and an increase in the average Loan receivable balance, as follows:

	Year over Year Change
	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2010	September 30, 2010

Increase in the average yield on our Loan portfolio	$7,046	$27,647
Increase in the average Loan receivable balance	7,720	14,481

Increase in finance charges	$14,766	$42,128

	Three Months Ended September 30,		Nine Months Ended eptember 30,
	2010	2009	2010	2009
Average yield on our Loan portfolio	34.4%	32.0%	34.3%	30.9%
     The increases in the average yield on our Loan portfolio for the three and nine month periods were primarily due to an increase in forecasted collection rates throughout 2009 and 2010 as well as higher yields on Consumer Loans assigned during the last three quarters of 2009 and the first quarter of 2010. In addition, the increase in the yield for the nine month period was also partially due to higher yields on Consumer Loans assigned during the second and third quarters of 2010. The increases in the average Loan receivable balance were primarily due to growth in new Loan volume during the last quarter of 2009 and first three quarters of 2010.
     Premiums Earned. For the three months ended September 30, 2010, premiums earned decreased $3.0 million, or 25.6%, as compared to the same period in 2009. For the nine months ended September 30, 2010, premiums earned decreased $0.7 million, or 2.7%, as compared to the same period in 2009. The decrease for the three month period was primarily due to a revision in our revenue recognition timing during the third quarter of 2009, which increased premiums earned by $3.5 million. We revised our revenue recognition timing in order to better match the timing with our expected costs of servicing vehicle contracts. The decrease for the nine month period was primarily due a decline in the size of our reinsurance portfolio, which resulted from the termination of our arrangement with one of our third party insurers during the fourth quarter of 2009. Prior to the fourth quarter of 2009, VSC Re reinsured vehicle service contracts that were underwritten by two of our three third party insurers. VSC Re currently reinsures vehicle service contracts that are underwritten by one of our two third party insurers.

     Other Income. For the three months ended September 30, 2010, other income decreased $0.4 million, or 9.7%, as compared to the same period in 2009. For the nine months ended September 30, 2010, other income increased $4.7 million, or 36.5%, as compared to the same period in 2009. The decrease in other income for the three month period was primarily the result of a $0.8 million decrease due to the modification of our arrangement with a vendor that processes payments, which became effective during the third quarter of 2010. The increase in other income for the nine month period was primarily a result of $3.4 million of income recognized during the second quarter of 2010 related to an arrangement with one of our third party vehicle service contract providers. This arrangement was discontinued in 2008 and no additional income is expected beyond the amount recognized to date. While we continue to generate income from vehicle service contracts, such amounts are captured through VSC Re and recorded over the life of the contracts as premiums earned less provision for claims.
     Salaries and wages. For the three months ended September 30, 2010, salaries and wages decreased $0.7 million, or 4.3%, as compared to the same period in 2009. For the nine months ended September 30, 2010, salaries and wages decreased $4.2 million, or 8.3%, as compared to the same period in 2009. The decreases were primarily the result of:
•	Reduced expenses related to stock compensation due to the timing of expense related to long-term incentive compensation;

•	Reduced expenses related to information technology primarily due to an approximately 25% reduction in information technology headcount, partially offset by the expensing of internal information technology salaries during the third quarter of 2010 that were previously capitalized as software developed for internal use; and

•	Reduced expenses related to collections primarily due to fewer delinquent accounts which reduce the amount of collection effort.
     These decreases were partially offset by increased expenses related to medical claims and an increase in our 401(k) matching contributions.
     General and Administrative. For the three months ended September 30, 2010, general and administrative expense decreased $0.7 million, or 8.4%, as compared to the same period in 2009. For the nine months ended September 30, 2010, general and administrative expense decreased $3.1 million, or 13.6%, as compared to the same period in 2009. The decreases primarily resulted from (1) decreased legal costs, (2) decreased consulting fees primarily related to the IRS audit which is now complete, and (3) decreased depreciation expense primarily related to a reduction in capital expenditures, partially offset by (4) increased consulting fees primarily related to the development of software.
     Sales and Marketing. For the three months ended September 30, 2010, sales and marketing expense increased $1.4 million, or 40.7%, as compared to the same period in 2009. For the nine months ended September 30, 2010, sales and marketing expense increased $3.6 million, or 32.6%, as compared to the same period in 2009. The increases were due primarily to the expansion of our field sales force and increased sales commissions resulting from an increase in the commission per Consumer Loan assignment and an increase in the number of Consumer Loan assignments.
     Provision for Credit Losses. For the three months ended September 30, 2010, the provision for credit losses increased $3.6 million, or 100.1%, as compared to the same period in 2009. For the nine months ended September 30, 2010, the provision for credit losses increased $15.4 million, or 213.9%, as compared to the same period in 2009. Under GAAP, when forecasted future cash flows decline relative to the cash flows expected at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established. For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer-Partner and Purchased Loans are grouped by month of purchase. As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected. Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.
     During the three and nine months ended September 30, 2010, overall Consumer Loan performance exceeded our expectations at the start of the periods. However, impaired Loan pools within our portfolio experienced net declines in forecasted cash flows, resulting in provision for credit losses of a nominal amount for the three months ended September 30, 2010 and $8.2 million for the nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, overall Consumer Loan performance also exceeded our expectations at the start of the periods. Consistent with the overall performance of the portfolio, impaired Loan pools experienced net improvements in forecasted cash flows, resulting in a reversal of provision for credit losses of $3.6 million and $7.2 million for the three months and nine months ended September 30, 2009, respectively.

     Interest. For the three months ended September 30, 2010, interest expense increased $3.9 million, or 47.8%, as compared to the same period in 2009. For the nine months ended September 30, 2010, interest expense increased $12.7 million, or 54.2%, as compared to the same period in 2009. The following table shows interest expense, the average outstanding debt balance, and the pre-tax average cost of debt for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest expense	$12,038	$8,144	$36,010	$23,352

Average outstanding debt balance	$645,383	$562,663	$549,106	$597,268

Pre-tax average cost of debt	7.5%	5.8%	8.7%	5.2%
     For the three and nine months ended September 30, 2010, the increases in interest expense were primarily due to increases in our pre-tax average cost of debt due to the issuance of the Senior Notes during the first quarter of 2010. In addition, the increase in our pre-tax average cost of debt for the nine month period was impacted by an increase in available and unused credit capacity.
     Provision for claims. For the three months ended September 30, 2010, provision for claims increased $1.0 million, or 18.7%, as compared to the same period in 2009. For the nine months ended September 30, 2010, provision for claims increased $2.8 million, or 19.1%, as compared to the same period in 2009. The increases were due to an increase in claims paid per reinsured vehicle service contract, partially offset by a decline in the size of our reinsurance portfolio.
     Provision for income taxes. For the three months ended September 30, 2010, the effective tax rate increased to 35.5%, from 34.5% in the same period in 2009. For the nine months ended September 30, 2010, the effective tax rate decreased to 33.2%, from 35.9% in the same period in 2009. The increase during the third quarter of 2010 is primarily due to a decrease in the reserve for uncertain tax positions and related interest recorded during the third quarter of 2009. The decrease for the nine month period, as compared to the same period in the prior year, was primarily due to the reversal of reserves for uncertain tax positions and associated interest as a result of the completion of the IRS audit during the second quarter of 2010.
Liquidity and Capital Resources
     We need capital to fund new Loans and pay Dealer Holdback. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) Term ABS financings with qualified institutional investors; and (4) Senior Notes. There are various restrictive debt covenants for each financing arrangement and we are in compliance with those covenants as of September 30, 2010. For information regarding these financings and the covenants included in the related documents, see Note 5 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.
     Cash and cash equivalents decreased to $1.5 million as of September 30, 2010 from $2.2 million at December 31, 2009. Our total balance sheet indebtedness increased to $679.6 million at September 30, 2010 from $507.0 million at December 31, 2009 as the cash used to fund new Loans and repurchase common stock exceeded the net cash provided by our operating activities and principal collections from our Loan portfolio.
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
     During the second quarter of 2010, we commenced a tender offer to repurchase up to 4.0 million shares of our outstanding common stock at a price of $50.00 per share. Upon expiration of the tender offer during the third quarter of 2010, we repurchased 4.0 million common shares at a cost of $200.0 million, which included approximately 2.9 million shares beneficially owned by Donald A. Foss, our Chairman of the Board, and approximately 0.8 million shares beneficially owned by the trustee of certain grantor retained annuity trusts created by Mr. Foss. We financed the repurchase of our common stock in the tender offer by borrowing under our $170.0 million revolving secured line of credit facility and $325.0 million revolving secured warehouse facility.
     During the third quarter of 2010, we extended the date on which our $75.0 million revolving secured warehouse facility will cease to revolve from August 31, 2011 to September 10, 2013. The maturity of the facility was also extended from August 31, 2012 to September 10, 2014. The interest rate on the facility was decreased from a floating rate equal to LIBOR plus 3.75% to LIBOR plus 3.0%. There were no other material changes to the terms of the facility.
     During the third quarter of 2010, we increased the amount of the revolving secured line of credit facility from $150.0 million to $170.0 million.
Contractual Obligations
     A summary of the total future contractual obligations requiring repayments as of September 30, 2010 is as follows:

	Payments Due by Period
		Less than			More than
(Dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other
Long-term debt, including current maturities and capital leases (1)	$685,387	$31,825	$236,344	$167,218	$250,000	$—
Operating lease obligations	2,347	695	1,593	59	—	—
Purchase obligations (2)	827	476	351	—	—	—
Other future obligations (3)	6,564	—	—	—	—	6,564

Total contractual obligations (4)	$695,125	$32,996	$238,288	$167,277	$250,000	$6,564

(1)	Long-term debt obligations included in the above table consist solely of principal repayments. The amounts are presented on a gross basis to exclude the unamortized debt discount of $5.8 million. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 5 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference. Based on the actual amounts outstanding under our revolving line of credit, our warehouse facilities, and our Senior Notes at September 30, 2010, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of September 30, 2010, interest is expected to be approximately $4.1 million during 2010; $38.4 million during 2011; and $145.3 million during 2012 and thereafter.

(2)	Purchase obligations consist primarily of contractual obligations related to the information system needs.

(3)	Other future obligations included in the above table consist solely of reserves for uncertain tax positions. Payments are contingent upon examination and would occur in the periods in which the uncertain tax positions are settled.

(4)	We have contractual obligations to pay Dealer Holdback to our Dealer-Partners; however, as payments of Dealer Holdback are contingent upon the receipt of customer payments and the repayment of advances, these obligations are excluded from the table above.
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

PART II. — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
     In 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. As of September 30, 2010, we have repurchased approximately 24.4 million shares under the stock repurchase program at a cost of $599.2 million. Included in the stock repurchases to date are 16.5 million shares of common stock repurchased at a cost of $504.4 million through four modified Dutch auction tender offers and one tender offer. As of September 30, 2010, we have authorization to repurchase up to $29.1 million of our common stock.
     The following table summarizes stock repurchases for the three months ended September 30, 2010:

				Total Number of	Maximum Dollar Value
				Shares Purchased as	that May Yet Be Used
	Total Number			Part of Publicly	to Purchase Shares
	of Shares		Average Price	Announced Plans	Under the Plans
Period	Purchased		Paid per Share	or Programs	or Programs

July 1 to July 31, 2010	4,000,000	*	$50.00	4,000,000	$29,113,295
August 1 to August 31, 2010	—		—	—	29,113,295
September 1 to September 30, 2010	—		—	—	29,113,295

	4,000,000		$50.00	4,000,000

*	During the second quarter of 2010, we commenced a tender offer to repurchase up to 4.0 million shares of our outstanding common stock at a price of $50.00 per share. Upon expiration of the tender offer on July 19, 2010, we repurchased 4.0 million common shares at a cost of $200.0 million.
ITEM 6. EXHIBITS
     See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION (Registrant)
By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
November 1, 2010

INDEX OF EXHIBITS

Exhibit No.		Description

4(f)(137)	1	Second Amendment to Loan and Security Agreement, dated as of September 10, 2010 among the Company, CAC Warehouse Funding III, LLC, and Fifth Third Bank.

31(a)	2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 10, 2010, and incorporated herein by reference,

2	Filed herewith.