Form 10-K
period 2010-12-31
CREDIT ACCEPTANCE CORP
filed 2011-02-24
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to ________

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [    ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ] No [ X ]

The aggregate market value of 5,409,951 shares of the Registrant's common stock held by non-affiliates on June 30, 2010 was approximately $263.8 million.  For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.  Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

At February 17, 2011, there were 27,420,838 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2011 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2010

PART I
ITEM 1.	BUSINESS

General

Since 1972, Credit Acceptance Corporation (referred to as the “Company”, “Credit Acceptance”, “we”, “our” or “us”) has provided auto loans to consumers, regardless of their credit history.  Our product is offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our product, but who actually end up qualifying for traditional financing.

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

We refer to dealers who participate in our programs and who share our commitment to changing consumers’ lives as “Dealer-Partners”.  Upon enrollment in our financing programs, the Dealer-Partner enters into a dealer servicing agreement with us that defines the legal relationship between Credit Acceptance and the Dealer-Partner.  The dealer servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on Consumer Loans from the Dealer-Partner to us.  We are an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the Dealer-Partner and assigned to us.

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

Business Segment Information

We currently operate in one reportable segment which represents our core business of offering auto loans, and related products and services to consumers through our network of Dealer-Partners.  For information regarding our reportable segment and related entity-wide disclosures, see Note 12 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Principal Business

We have two programs:  the Portfolio Program and the Purchase Program.  Under the Portfolio Program, we advance money to Dealer-Partners (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loans.  Under the Purchase Program, we buy the Consumer Loans from the Dealer-Partner (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer.  Dealer Loans and Purchased Loans are collectively referred to as “Loans”.  The following table shows the percentage of Consumer Loans assigned to us based on unit volumes under each of the programs for each of the last 12 quarters:

Quarters Ended	Portfolio Program	Purchase Program
March 31, 2008	70.2%	29.8%
June 30, 2008	65.4%	34.6%
September 30, 2008	69.2%	30.8%
December 31, 2008	78.2%	21.8%
March 31, 2009	82.3%	17.7%
June 30, 2009	86.0%	14.0%
September 30, 2009	89.0%	11.0%
December 31, 2009	90.8%	9.2%
March 31, 2010	90.9%	9.1%
June 30, 2010	90.5%	9.5%
September 30, 2010	90.5%	9.5%
December 31, 2010	91.8%	8.2%

Portfolio Program

As payment for the vehicle, the Dealer-Partner generally receives the following:

•	a down payment from the consumer;
•	a cash advance from us; and
•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

Purchase Program

The Purchase Program differs from our Portfolio Program in that the Dealer-Partner receives a one-time payment from us at the time of assignment to purchase the Consumer Loan instead of a cash advance at the time of assignment and future Dealer Holdback payments.  New Purchase Loan unit and dollar volume as a percentage of total unit and dollar volume decreased during 2010 and 2009 due to pricing and program enrollment changes we implemented in order to increase the profitability of the Purchase Program.  For accounting purposes, the transactions described under the Purchase Program are considered to be originated by the Dealer-Partner and then purchased by us.

Program Enrollment

Dealer-Partners that enroll in our programs have two enrollment options available to them.  The first enrollment option allows Dealer-Partners to assign Consumer Loans under the Portfolio Program and requires payment of an upfront, one-time fee of $9,850.  The second enrollment option, which became effective September 1, 2009, allows Dealer-Partners to assign Consumer Loans under the Portfolio Program and requires payment of an upfront, one-time fee of $1,950 and an agreement to allow us to keep 50% of their first accelerated Dealer Holdback payment.  Prior to September 1, 2009, we offered Dealer-Partners an enrollment option that allowed us to keep 50% of their first accelerated Dealer Holdback payment with no upfront fee.  For all Dealer-Partners enrolling in our program after August 31, 2008, access to the Purchase Program is typically only granted after the first accelerated Dealer Holdback payment has been made under the Portfolio Program.

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
•
Other income, which primarily consists of: dealer support products and services, marketing income, vehicle service contract and Guaranteed Asset Protection (“GAP”) profit sharing income, and dealer enrollment fees.  For additional information, see Note 2 to the consolidated financial statements contained in Item 8 to this Form 10-K, which is incorporated herein by reference.

The following table sets forth the percent relationship to total revenue from continuing operations of each of these sources:

	For the Years Ended December 31,
Percent of Total Revenue from Continuing Operations	2010	2009	2008
Finance charges	87.8%	86.6%	91.8%
Premiums earned	7.4%	8.8%	1.3%
Other income	4.8%	4.6%	6.9%
Total revenue from continuing operations	100.0%	100.0%	100.0%

Our business is seasonal with peak Consumer Loan acceptances and collections occurring during the first quarter of the year.  However, this seasonality does not have a material impact on our interim results.

Operations

Sales and Marketing.  Our target market is approximately 55,000 independent and franchised automobile dealers in the United States.  We have market area managers located throughout the United States that market our programs to prospective Dealer-Partners, enroll new Dealer-Partners, and support active Dealer-Partners.  The number of Dealer-Partner enrollments and active Dealer-Partners for each of the last five years are presented in the table below:

For the Years Ended December 31,	Dealer-Partner Enrollments	Active Dealer-Partners (1)
2006	1,172	2,214
2007	1,835	2,827
2008	1,646	3,264
2009	1,338	3,168
2010	1,263	3,206

(1)	Active Dealer-Partners are Dealer-Partners who have received funding for at least one Loan during the period.

Once Dealer-Partners have enrolled in our programs, the market area managers work closely with the newly enrolled Dealer-Partners to help them successfully launch our programs within their dealerships.  Market area managers also provide active Dealer-Partners with ongoing support and consulting focused on improving the Dealer-Partners’ success on our programs, including assistance with increasing the volume and performance of Consumer Loan assignments.

Dealer Servicing Agreement. As a part of the enrollment process, a new Dealer-Partner is required to enter into a dealer servicing agreement with Credit Acceptance that defines the legal relationship between Credit Acceptance and the Dealer-Partner.  The dealer servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on Consumer Loans from the Dealer-Partners to us.  Under the typical dealer servicing agreement, a Dealer-Partner represents that it will only assign Consumer Loans to us that satisfy criteria established by us, meet certain conditions with respect to their binding nature and the status of the security interest in the purchased vehicle, and comply with applicable state, federal and foreign laws and regulations.

The typical dealer servicing agreement may be terminated by us or by the Dealer-Partner upon written notice.  We may terminate the dealer servicing agreement immediately in the case of an event of default by the Dealer-Partner.  Events of default include, among other things:

•	the Dealer-Partner's refusal to allow us to audit its records relating to the Consumer Loans assigned to us;
•
the Dealer-Partner, without our consent, is dissolved; merges or consolidates with an entity not affiliated with the Dealer-Partner; or sells a material part of its assets outside the course of its business to an entity not affiliated with the Dealer-Partner; or

•	the appointment of a receiver for, or the bankruptcy or insolvency of, the Dealer-Partner.

While a Dealer-Partner can cease assigning Consumer Loans to us at any time without terminating the dealer servicing agreement, if the Dealer-Partner elects to terminate the dealer servicing agreement or in the event of a default, we have the right to require that the Dealer-Partner immediately pay us:

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

Consumer Loan Assignment.  Once a Dealer-Partner has enrolled in our programs, the Dealer-Partner may begin assigning Consumer Loans to us.  For accounting purposes, a Consumer Loan is considered to have been assigned to us after all of the following has occurred:

•	the consumer and Dealer-Partner have signed a Consumer Loan contract;
•	we have received the original Consumer Loan contract and supporting documentation;
•	we have approved all of the related stipulations for funding; and
•	we have provided funding to the Dealer-Partner in the form of either an advance under the Portfolio Program or one-time purchase payment under the Purchase Program.

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

While a Dealer-Partner can submit any legally compliant Consumer Loan to us for assignment, the decision whether to provide funding to the Dealer-Partner and the amount of any funding is made solely by us.  Through our Dealer-Partner Service Center (“DPSC”) department, we perform all significant functions relating to the processing of the Consumer Loan applications and bear certain costs of Consumer Loan assignment, including the cost of assessing the adequacy of Consumer Loan documentation, compliance with underwriting and legal guidelines and the cost of verifying employment, residence and other information provided by the Dealer-Partner.  We use a company in India to support the DPSC in reviewing Consumer Loan documentation for legal compliance.

We audit Consumer Loan files for legal and underwriting guidelines on a daily basis in order to assess whether our Dealer-Partners are operating in accordance with the terms and conditions of our dealer servicing agreement.  We occasionally identify breaches of the dealer servicing agreement and depending upon the circumstances, and at our discretion, we may change pricing or charge the Dealer-Partner fees for future Consumer Loan assignments; require the Consumer Loan(s) to be repurchased; or terminate our relationship with the Dealer-Partner.

Our business model allows us to share the risk and reward of collecting on the Consumer Loans with the Dealer-Partners.  Such sharing is intended to motivate the Dealer-Partner to assign better quality Consumer Loans, follow our underwriting guidelines, comply with various legal regulations, meet our credit compliance requirements, and provide appropriate service and support to the consumer after the sale.  In addition, the DPSC works closely with Dealer-Partners to assist them in resolving any documentation deficiencies or funding stipulations.  We believe this arrangement aligns our interests with the interests of the Dealer-Partner and the consumer.

We measure various criteria for each Dealer-Partner against other Dealer-Partners in their area as well as the top performing Dealer-Partners.  Dealer-Partners are assigned a dealer rating based upon the performance of their Consumer Loans in both the Portfolio and Purchase Programs as well as other criteria.  The dealer rating is one of the factors used to determine the amount paid to Dealer-Partners as an advance or to acquire a Purchased Loan.  We provide each Dealer-Partner a monthly statement summarizing all activity that occurred on their Consumer Loan assignments.

Information on our Consumer Loans is presented in the following table:

	For the Years Ended December 31,
Average Consumer Loan Data	2010	2009	2008	2007	2006
Average size of Consumer Loan accepted	$14,480	$12,689	$14,518	$13,878	$12,722
Percentage growth (decline) in average size of Consumer Loan	14.1%	-12.6%	4.6%	9.1%	5.9%
Average initial term (in months)	41	38	42	41	37

Servicing.  Our largest group of collectors service Consumer Loans that are in the early stages of delinquency.  These collectors are organized into teams comprised of two job types: (1) loan collectors; and (2) senior loan collectors.  Collection efforts typically consist of placing a call to the consumer within one day of the missed payment due date, although efforts may begin later for some segments of accounts.  Loan collectors are assigned Consumer Loans that are segmented into dialing pools by various phone contact profiles in an effort to maximize contact with the consumer.  Our senior loan collectors have a higher skill level and access to additional tools.  These collectors, in addition to securing payment arrangements, locate consumers by finding new contact information to assist in their team’s collection efforts.  The senior loan collectors service Consumer Loans with the following characteristics:

•	no valid phone contact information;
•	valid contact information without any contact in seven days; or
•	various specialty segments (such as military personnel, abandoned vehicles, voluntary surrenders, and accounts requiring investigation).

The decision to repossess a vehicle is based on statistical models or policy based criteria.  When a Consumer Loan is approved for repossession, the account is transferred to our repossession team.  Repossession personnel continue to service the Consumer Loan as it is being assigned to a third party repossession contractor, who works on a contingency fee basis.  Once a vehicle has been repossessed, the consumer can negotiate to redeem the vehicle, whereupon the vehicle is returned to the consumer in exchange for paying off the Consumer Loan balance; or, where appropriate or if required by law, the vehicle is returned to the consumer and the Consumer Loan is reinstated in exchange for a payment that reduces or eliminates the past due balance.  If neither process is successful, the vehicle is sold at a wholesale automobile auction.  Prior to sale, the vehicle is typically inspected by a representative at the auction who provides repair and reconditioning recommendations.  Alternatively, our remarketing representatives may inspect the vehicle directly.  Our remarketing representatives then authorize any repair and reconditioning work in order to maximize the net sale proceeds at auction.

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

Collectors rely on two systems; the Collection System (“CS”) and the Loan Servicing System (“LSS”).  The CS interfaces with a predictive dialer and records all activity on a Consumer Loan, including details of past phone conversations with the consumer, collection letters sent, promises to pay, broken promises, repossession orders and collection attorney activity.  The LSS maintains a record of all transactions relating to Consumer Loans assigned after July 1990 and is a primary source of data utilized to:

•	determine the outstanding balance of the Consumer Loans;
•	forecast future collections;
•	establish the amount of revenue recognized by us;
•	calculate Dealer Holdback payments;
•	analyze the profitability of our program; and
•	evaluate our proprietary credit scoring system.

We outsource a portion of our collection function to companies in India and in Costa Rica.  These outsourced collectors service accounts using the CS and typically service accounts that are less than sixty days past due.

Ancillary Products

We provide Dealer-Partners the ability to offer vehicle service contracts to consumers.  A vehicle service contract provides the consumer protection by paying for the repair or replacement of certain components of the vehicle in the event of a mechanical failure.  Buyers Vehicle Protection Plan, Inc. (“BVPP”), our wholly-owned subsidiary, has relationships with third party administrators (“TPAs”) whereby the TPAs process claims on vehicle service contracts that are underwritten by third party insurers.  BVPP receives a commission for all vehicle service contracts sold by our Dealer-Partners when the vehicle is financed by us.  The commission is included in the retail price of the vehicle service contract which is added to the Consumer Loan.  We provide Dealer-Partners with an additional advance based on the retail price of the vehicle service contract.  We recognize our commission from the vehicle service contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.  We bear the risk of loss for claims on certain vehicle service contracts that are reinsured by us.  Effective January 1, 2010, the commission received by BVPP increased due to a change in our relationship with the TPAs.  Prior to 2010, we relied on the TPAs to market their vehicle service contracts to our Dealer-Partners.  Effective January 1, 2010, we now market the vehicle service contracts directly to our Dealer-Partners.

During the fourth quarter of 2008, we formed VSC Re Company (“VSC Re”), our wholly-owned subsidiary that is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealer-Partners on vehicles financed by us.  Prior to October 31, 2009, VSC Re reinsured vehicle service contracts that were underwritten by two of our three third party insurers.  Effective October 31, 2009, we terminated our arrangement with one of our three third party insurers.  VSC Re currently reinsures vehicle service contracts that are underwritten by one of our two third party insurers.  Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less commissions and certain administrative costs, are contributed to trust accounts controlled by VSC Re.  These premiums are used to fund claims covered under the vehicle service contracts.  VSC Re is a bankruptcy remote entity.  As such, our exposure to fund claims is limited to the trust assets controlled by VSC Re and our net investment in VSC Re.  We formed VSC Re in order to enhance our control and security of the trust assets that are used to pay future vehicle service contract claims.  The amount of income we earn from the vehicle service contracts over time is not impacted by the formation of VSC Re, as both before and after the formation, the income we recognize, excluding our commissions, is based on the amount by which vehicle service contract premiums exceed claims.  The only change in our risk associated with adverse claims experience relates to our net investment in VSC Re, which is now at risk in the event claims exceed premiums.  Under the prior structure, our risk was limited to the amount of premiums contributed to the trusts.

Prior to the formation of VSC Re, our agreements with two of our vehicle service contract TPAs allowed us to receive profit sharing payments depending upon the performance of the vehicle service contract programs.  The agreements also required that vehicle service contract premiums be placed in trust accounts.  Funds in the trust accounts were utilized by the TPA to pay claims on the vehicle service contracts.  Upon the formation of VSC Re during the fourth quarter of 2008, the unearned premiums on the majority of the vehicle service contracts that had been written through these two TPAs were ceded to VSC Re along with any related trust assets.  Vehicle service contracts written prior to 2008 through one of the TPAs remain under this profit sharing arrangement.  Profit sharing payments, if any, on the vehicle service contracts are distributed to us periodically after the term of the vehicle service contracts have substantially expired provided certain loss rates are met.  We are considered the primary beneficiary of the remaining trust and as a result, the assets and the related liabilities have been consolidated on our balance sheet.

BVPP also has a relationship with a TPA that allows Dealer-Partners to offer a GAP product to consumers whereby the TPA processes claims that are underwritten by a third party insurer.  GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer's insurance policy in the event of a total loss of the vehicle due to severe damage or theft.  We receive a commission for all GAP contracts sold by our Dealer-Partners when the vehicle is financed by us, and do not bear any risk of loss for claims.  The commission is included in the retail price of the GAP contract which is added to the Consumer Loan.  We provide Dealer-Partners with an additional advance based on the retail price of the GAP contract.  We recognize our commission from the GAP contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.  We are eligible to receive profit sharing payments depending on the performance of the GAP program.  Profit sharing payments from the third party are received once a year, if eligible.

During 2006, we began to provide Dealer-Partners in certain states the ability to purchase Global Positioning Systems (“GPS”) with Starter Interrupt Devices (“SID”).  Through this program, Dealer-Partners can install a GPS-based SID (“GPS-SID”) on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle.  Dealer-Partners purchase the GPS-SID directly from third parties.  The third parties pay us a marketing fee for each device sold and installed, at which time the marketing fee revenue is recognized in other income within our consolidated statements of income.

Discontinued Operations

Effective June 30, 2003, we stopped originating Consumer Loans in the United Kingdom and we sold the remainder of the portfolio on December 30, 2005.  The United Kingdom business was formally dissolved in 2010.  The results for the United Kingdom business are reported as a discontinued operation in the consolidated statements of income for all periods presented.

Competition

The market for consumers who do not qualify for conventional automobile financing is large and highly competitive.  The market is currently served by “buy here, pay here” dealerships, banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned.  Many of these companies are much larger and have greater resources than us.  We compete by offering a profitable and efficient method for Dealer-Partners to finance customers who would be more difficult or less profitable to finance through other methods.  In addition, we compete on the basis of the level of service provided by our DPSC and sales personnel.

Customer and Geographic Concentrations

No single Dealer-Partner accounted for more than 10% of total revenues during any of the last three years.  Additionally, no single Dealer-Partner’s Loans receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2010 or 2009.  The following tables provide information regarding the five states that were responsible for the largest dollar volume of Consumer Loan assignments and the related number of active Dealer-Partners during 2010, 2009, and 2008:

	For the Year Ended December 31, 2010
(In thousands)	Consumer Loan Assignments		Active Dealer-Partners (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$92,694	10.4%	224	7.0%
New York	74,072	8.4%	190	5.9%
Texas	54,406	6.1%	250	7.8%
Ohio	51,271	5.8%	201	6.3%
Mississippi	45,369	5.1%	81	2.5%
All other states	569,527	64.2%	2,260	70.5%
Total	$887,339	100.0%	3,206	100.0%

	For the Year Ended December 31, 2009
(In thousands)	Consumer Loan Assignments		Active Dealer-Partners (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$63,960	10.3%	197	6.2%
New York	45,129	7.3%	178	5.6%
Texas	44,912	7.3%	250	7.9%
Ohio	36,186	5.8%	187	5.9%
Alabama	32,933	5.3%	126	4.0%
All other states	396,256	64.0%	2,230	70.4%
Total	$619,376	100.0%	3,168	100.0%

	For the Year Ended December 31, 2008
(In thousands)	Consumer Loan Assignments		Active Dealer-Partners (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Texas	$69,435	8.8%	240	7.4%
Michigan	56,983	7.3%	198	6.1%
Ohio	53,698	6.8%	182	5.6%
Alabama	53,033	6.8%	120	3.7%
New York	41,797	5.3%	174	5.3%
All other states	511,450	65.0%	2,350	71.9%
Total	$786,396	100.0%	3,264	100.0%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

(2)	Active Dealer-Partners are Dealer-Partners who have received funding for at least one Loan during the year.

Geographic Financial Information

For the three years ended December 31, 2010, 2009 and 2008, revenues from continuing operations were primarily derived from operations in the United States and long-lived assets were primarily located in the United States.  For additional geographic financial information, see Note 12 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Regulation

Our business is subject to laws and regulations, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and other various state and federal laws and regulations.  These laws and regulations, among other things, require licensing and qualification; limit interest rates, fees and other charges associated with the Consumer Loans assigned to us; require specified disclosures by Dealer-Partners to consumers; govern the sale and terms of ancillary products; and define the rights to repossess and sell collateral.  Failure to comply with these laws or regulations could have a material adverse effect on us by, among other things, limiting the jurisdictions in which we may operate, restricting our ability to realize the value of the collateral securing the Consumer Loans, making it more costly or burdensome to do business or resulting in potential liability.  The volume of new or modified laws and regulations has increased in recent years and has increased significantly in response to issues arising with respect to consumer lending.  From time to time, legislation and regulations are enacted which increase the cost of doing business, limit or expand permissible activities or affect the competitive balance among financial services providers.  Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures and by various regulatory agencies.  This legislation may change our operating environment in substantial and unpredictable ways and may have a material adverse effect on our business.  For example, on July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  Among other things, the Dodd-Frank Act establishes as an independent entity within the Federal Reserve, the Bureau of Consumer Financial Protection (the “BCFP”), which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including non-bank commercial companies in the business of extending credit and servicing consumer loans.  The scope and substance of the regulations that may be adopted by the BCFP will not be known until the BCFP is organized and begins functioning.  The Dodd-Frank Act contains numerous other provisions affecting financial industry participants of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways.  The Dodd-Frank Act and regulations promulgated thereunder, including by the BCFP, are likely to affect our cost of doing business, may limit or expand our permissible activities, may affect the competitive balance within our industry and market areas and could have a material adverse effect on us.  Our management continues to assess the Dodd-Frank Act’s probable impact on our business, financial condition and results of operations, and to monitor developments involving the entities charged with promulgating regulations thereunder.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on us in particular, is uncertain at this time.  The nature and extent of future legislative and regulatory changes affecting financial institutions and non-bank commercial companies, including as a result of the Dodd-Frank Act, is very unpredictable at this time, and any changes could have a material adverse effect on us.  In addition, governmental regulations which would deplete the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on us.

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

Team Members

Our team members are organized into three operating functions: Originations, Servicing, and Support.

Originations. The originations function includes team members that are responsible for marketing our programs to prospective Dealer-Partners, enrolling new Dealer-Partners, and supporting active Dealer-Partners.  Originations also includes team members responsible for processing new Consumer Loan assignments.

Servicing.  The servicing function includes team members that are responsible for servicing the Consumer Loans.  Collectors, our largest group of servicing team members, service Consumer Loans that are in the early stages of delinquency.  Servicing also includes team members responsible for repossession, remarketing, redemption, and recovery activities.

Support.  The support function includes team members in our finance, information technology, operations improvement, analytics, corporate legal, and human resources departments.

As of December 31, 2010, we had 862 full and part-time team members.  Our team members have no union affiliations and we believe our relationship with our team members is in good standing.  The table below presents team members by operating function:

	Number of Team Members
	As of December 31,
Operating Function	2010	2009
Originations	245	224
Servicing	411	462
Support	206	225
Total	862	911

Available Information

Our Internet address is creditacceptance.com.  We make available, free of charge on the web site, copies of reports we file with or furnish to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after we electronically file or furnish such reports.

ITEM 1A.	RISK FACTORS

Our inability to accurately forecast and estimate the amount and timing of future collections could have a material adverse effect on results of operations.

Substantially all of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories or higher debt-to-income ratios than are permitted by traditional lenders.  Consumer Loans made to these individuals generally entail a higher risk of delinquency, default and repossession and higher losses than loans made to consumers with better credit.  Since most of our revenue and cash flows from operations are generated from these Consumer Loans, our ability to accurately forecast Consumer Loan performance is critical to our business and financial results.  At the time of assignment, we forecast future expected cash flows from the Consumer Loan.  Based on these forecasts, which include estimates for wholesale vehicle prices in the event of vehicle repossession and sale, we make an advance or one-time purchase payment to the related Dealer-Partner at a level designed to achieve an acceptable return on capital.  These forecasts also serve as a critical assumption in our accounting for recognizing finance charge income and determining our allowance for credit losses.  Please see the Critical Accounting Estimates – Finance Charge Revenue & Allowance for Credit Losses section in Item 7 of this Form 10-K, which is incorporated by reference herein.  If Consumer Loan performance equals or exceeds original expectations, it is likely our target return on capital will be achieved.  However, actual cash flows from any individual Consumer Loan are often different than cash flows estimated at the time of assignment.  There can be no assurance that our forecasts will be accurate or that Consumer Loan performance will be as expected.  Recent economic conditions have made forecasts regarding the performance of Consumer Loans more difficult.  In the event that our forecasts are not accurate, our financial position, liquidity and results of operations could be materially adversely affected.

We may be unable to execute our business strategy due to current economic conditions.

Our financial position, liquidity and results of operations depend on management’s ability to execute our business strategy.  Key factors involved in the execution of our business strategy include achieving our desired Consumer Loan assignment volume, continued and successful use of CAPS and pricing strategy, the use of effective credit risk management techniques and servicing strategies, continued investment in technology to support operating efficiency and continued access to funding and liquidity sources.  Although we recently implemented pricing changes that were intended to have a positive impact on unit volume, in exchange for mostly lower returns on capital, there can be no assurance that this change will have its intended effect or that lower returns on capital will be modest.  Please see the Consumer Loan Volume section in Item 7 of this Form 10-K, which is incorporated by reference herein.  Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity and results of operations.

We may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow our business.

We use debt financing to fund new Loans and pay Dealer Holdback.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) asset-backed secured financings (“Term ABS”) with qualified institutional investors; and (4) Senior Secured Notes due 2017 issued pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (“Senior Notes”).  We cannot guarantee that the revolving secured line of credit or the revolving secured warehouse facilities will continue to be available beyond their current maturity dates on acceptable terms or at all, or that we will be able to obtain additional financing on acceptable terms or at all.  The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit and our credit ratings and capacity for additional borrowing under our existing financing arrangements.  If our various financing alternatives were to become limited or unavailable, we may be unable to maintain or grow Consumer Loan volume at the level that we anticipate and our operations could be materially adversely affected.

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

A violation of the terms of our Term ABS facilities or revolving secured warehouse facilities could have a materially adverse impact on our operations.

Under our Term ABS facilities and the revolving secured warehouse facilities, (1) we have various obligations and covenants as servicer and custodian of the Consumer Loans contributed thereto and in our individual capacity and (2) the special purpose subsidiaries to which we contribute Consumer Loans have various obligations and covenants.  A violation of any of these obligations or covenants by us or the special purpose subsidiaries, respectively, may result in us being unable to obtain additional funding under these securitization facilities, the termination of our servicing rights and the loss of servicing fees, and may result in amounts outstanding under these securitization facilities becoming immediately due and payable.  In addition, the violation of any financial covenant under our revolving secured line of credit facility is an event of default or termination event under the securitization facilities.  The lack of availability from any or all of these securitization facilities may have a material adverse effect on our financial position, liquidity, and results of operations.

The conditions of the U.S. and international capital markets may adversely affect lenders with which we have relationships, causing us to incur additional costs and reducing our sources of liquidity, which may adversely affect our financial position, liquidity and results of operations.

Over the past several years, there has been turbulence in the global capital markets and the overall economy.  Such turbulence can result in disruptions in the financial sector and affect lenders with which we have relationships.  Disruptions in the financial sector may increase our exposure to credit risk and adversely affect the ability of lenders to perform under the terms of their lending arrangements with us.  Failure by our lenders to perform under the terms of our lending arrangements could cause us to incur additional costs that may adversely affect our liquidity, financial condition and results of operations.  While overall market conditions have improved, there can be no assurance that future disruptions in the financial sector will not occur that could have similar adverse effects on our business.

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

The automobile finance market for consumers who do not qualify for conventional automobile financing is large and highly competitive.  The market is served by a variety of companies including "buy here, pay here" dealerships.  The market is also currently served by banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned.  Many of these companies are much larger and have greater financial resources than are available to us, and many have long standing relationships with automobile dealerships.  Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and consumers.  There is potential that significant direct competition could emerge and that we may be unable to compete successfully.  Additionally, if we are unsuccessful in maintaining and expanding our relationships with Dealer-Partners, we may be unable to accept Consumer Loans in the volume and on the terms that we anticipate.

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

Credit rating agencies evaluate us, and their ratings of our debt and creditworthiness are based on a number of factors.  These factors include our financial strength and other factors not entirely within our control, including conditions affecting the financial services industry generally.  In light of the recent difficulties that faced the financial services industry and the financial markets, there can be no assurance that we will maintain our current ratings.  Failure to maintain those ratings could, among other things, adversely limit our access to the capital markets and affect the cost and other terms upon which we are able to obtain financing.

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

Reference should be made to Item 1. Business  “Regulation” for a discussion of regulatory risk factors.

Adverse changes in economic conditions, the automobile or finance industries, or the non-prime consumer market could adversely affect our financial position, liquidity and results of operations, the ability of key vendors that we depend on to supply us with services, and our ability to enter into future financing transactions.

We are subject to general economic conditions which are beyond our control. Recently, concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and financial markets going forward.  During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase on our Consumer Loans and Consumer Loan prepayments may decline.  These periods are also typically accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of a loss in the event of default.  Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales.  Additionally, higher gasoline prices, declining stock market values, unstable real estate values, resets of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values of automobiles.  Because our business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions and losses on these Consumer Loans could be higher than that of those experienced in the general automobile finance industry, and could be more dramatically affected by a general economic downturn.

We rely on Dealer-Partners to originate Consumer Loans for assignment under our programs.  High levels of Dealer-Partner attrition, due to a general economic downturn or otherwise, could materially adversely affect our operations.  In addition, we rely on vendors to provide us with services we need to operate our business.  Any disruption in our operations due to the untimely or discontinued supply of these services could substantially adversely affect our operations.  Finally, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in finance charge revenue.  Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also materially adversely affect our financial position, liquidity and results of operations and our ability to enter into future financing transactions.

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

Changes in tax laws and the resolution of uncertain income tax matters could have a material adverse effect on our results of operations and cash flows from operations.

We are subject to income tax in many of the various jurisdictions in which we operate.  Increases in statutory income tax rates and other adverse changes in applicable law in these jurisdictions could have an adverse effect on our results of operations.  In the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain.  At any one time, multiple tax years are subject to audit by various taxing jurisdictions. We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions.  Please see the Critical Accounting Estimates – Uncertain Tax Positions section in Item 7 of this Form 10-K, which is incorporated by reference herein.  We adjust these liabilities as a result of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.  Such payments could have a material adverse effect on our results of operations and cash flows from operations.

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

Reliance on third parties to administer our ancillary product offerings could adversely affect our business and financial results.

We have relationships with third parties to administer vehicle service contract and GAP products underwritten by third party insurers and financed by us.  We depend on these TPAs to evaluate and pay claims in an accurate and timely manner.  We also have relationships with third parties to sell and administer GPS-SID.  If our relationships with the TPAs were modified, disrupted, or terminated, we would need to obtain these services from an alternative administrator or provide them using our internal resources.  We may be unable to replace these TPAs with a suitable alternative in a timely and efficient manner on terms we consider acceptable, or at all.  In the event we were unable to effectively administer our ancillary products offerings, we may need to eliminate or suspend our ancillary product offerings from our future business, we may experience a decline in the performance of our Consumer Loans, our reputation in the marketplace could be undermined, and our financial position, liquidity and results of operations could be adversely affected.

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

We are partnered with Dealer-Partners throughout the United States.  During the year ended December 31, 2010, our five largest states (measured by advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program) contained approximately 29.5% of our Dealer-Partners. While we believe we have a diverse geographic presence, for the near term, we expect that significant amounts of Consumer Loan assignments will continue to be generated by Dealer-Partners in these five states due to the number of Dealer-Partners in these states and currently prevailing economic, demographic, regulatory, competitive and other conditions in these states. Changes to conditions in these states could lead to an increase in Dealer-Partner attrition or a reduction in demand for our service that could materially adversely affect our financial position, liquidity and results of operations.

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

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to secure online transmission of confidential consumer information.  Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data.  A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.  We may be required to expend capital and other resources to protect against security breaches or to alleviate problems caused by security breaches.  Our security measures are designed to protect against security breaches, but our failure to prevent security breaches could subject us to liability, decrease our profitability and damage our reputation.

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

We outsource a portion of our collections functions to companies in India and Costa Rica and a portion of our DPSC functions to a company in India.  While we believe there are benefits to these arrangements, outsourcing increases our operational complexity and decreases our control.  We rely on these service providers to provide a high level of service and support, which subjects us to risks associated with inadequate or untimely service.  For example, the outsourcing of collection functions could result in lower collection rates on our Consumer Loans than we would have achieved had we performed the same functions internally.  In addition, if these outsourcing arrangements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider or provide them using our internal resources.  We may be unable to replace, or be delayed in replacing these sources and there is a risk that we would be unable to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner.  In the future, we may outsource other business functions.  If any of these or other risks related to outsourcing were realized, our financial position, liquidity and results of operations could be adversely affected.

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

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price

During the year ended December 31, 2010 our common stock was traded on The Nasdaq Global Market® (“Nasdaq”) under the symbol “CACC”.  The following table sets forth the high and low sale prices as reported by the Nasdaq for the common stock for the relevant periods during 2010 and 2009.  Such bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2010		2009
Quarters Ended	High	Low	High	Low
March 31	$53.97	$38.57	$23.99	$13.73
June 30	49.65	41.24	25.00	19.01
September 30	63.45	47.18	33.96	22.10
December 31	63.58	54.12	44.93	30.56

As of February 16, 2011, we had 138 shareholders of record and approximately 3,000 beneficial holders of our common stock based upon securities position listings furnished to us.

Dividends

We have not paid any cash dividends during the periods presented.  Our debt agreements contain financial covenants which may indirectly limit the payment of dividends on common stock.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the period beginning January 1, 2006 and ending on December 31, 2010 with the cumulative total return on the Nasdaq Market Index and a peer group index based upon approximately 100 companies included in the Dow Jones – US General Financial Index.  The comparison assumes that $100 was invested on January 1, 2006 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

Stock Repurchases

In 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  As of December 31, 2010, we had authorization to repurchase up to $29.1 million of our common stock.  On February 9, 2011, we commenced a tender offer to purchase up to 1,904,761 shares of our common stock at a price of $65.625 per share.  The tender offer is scheduled to expire at 5:00 p.m., Eastern Standard Time, on March 10, 2011, subject to our right to extend the offer.  The tender offer is conditioned upon, among other things, consummation of a new debt financing (the “Debt Financing”) on terms reasonably satisfactory to us.  We anticipate that we will obtain all of the funds necessary to purchase shares in the tender offer, and to pay related fees and expenses, through a combination of the proceeds of the Debt Financing and by borrowing under our $170.0 million revolving secured line of credit facility.  The tender offer is being made pursuant to an offer to purchase issued in connection with the tender offer, and this Form 10-K is not an offer to purchase any of our shares of common stock.

The following table summarizes our stock repurchases for the three months ended December 31, 2010:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Used to Purchase Shares Under the Plans or Programs
October 1 through October 31, 2010	-		$-	-	$29,113,295
November 1 through November 30, 2010	124	*	-	-	29,113,295
December 1 through December 31, 2010	-		-	-	29,113,295
	-		$-	-

*Amount represents shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected income statement and balance sheet data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements as of and for the years ended December 31, 2010, 2009, and 2008, and notes thereto and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K, which is incorporated herein by reference.

(In thousands, except per share data)	Years Ended December 31,
	2010	2009	2008	2007	2006
Income Statement Data:
Revenue	$442,135	$380,664	$312,186	$239,927	$219,332
Costs and expenses:
Salaries and wages	61,327	66,893	68,993	55,396	41,015
General and administrative (A)	26,432	30,391	27,536	27,202	36,491
Sales and marketing	19,661	14,808	16,776	17,493	16,624
Provision for credit losses	10,037	(12,164)	46,029	19,947	11,006
Interest	47,752	32,399	43,189	36,669	23,330
Provision for claims	23,429	19,299	2,651	39	226
Total costs and expenses	188,638	151,626	205,174	156,746	128,692
Income from continuing operations before provision for income taxes	253,497	229,038	107,012	83,181	90,640
Provision for income taxes	83,390	82,992	39,944	29,567	31,793
Income from continuing operations	170,107	146,046	67,068	53,614	58,847
(Loss) gain from operations of discontinued United Kingdom operations	(30)	137	307	(562)	(297)
(Credit) provision for income taxes	-	(72)	198	(1,864)	(90)
(Loss) gain from discontinued operations	(30)	209	109	1,302	(207)
Net income	$170,077	$146,255	$67,177	$54,916	$58,640

Net income per share:
Basic	$5.79	$4.78	$2.22	$1.83	$1.78
Diluted	$5.67	$4.62	$2.16	$1.76	$1.66
Income from continuing operations per share:
Basic	$5.79	$4.77	$2.22	$1.78	$1.78
Diluted	$5.67	$4.61	$2.16	$1.72	$1.67
(Loss) gain from discontinued operations per share:
Basic	$-	$0.01	$-	$0.04	$(0.01)
Diluted	$-	$0.01	$-	$0.04	$(0.01)
Weighted average shares outstanding:
Basic	29,393	30,590	30,250	30,053	33,036
Diluted	29,985	31,669	31,105	31,154	35,283

Balance Sheet Data:
Loans receivable, net	$1,218,013	$1,050,013	$1,017,917	$810,553	$625,780
All other assets	125,502	126,223	121,437	131,629	99,433
Total assets	$1,343,515	$1,176,236	$1,139,354	$942,182	$725,213

Total debt	$685,667	$506,979	$641,714	$532,130	$392,175
Other liabilities	183,374	171,047	159,889	144,602	122,691
Total liabilities	869,041	678,026	801,603	676,732	514,866
Shareholders' equity (B)	474,474	498,210	337,751	265,450	210,347
Total liabilities and shareholders' equity	$1,343,515	$1,176,236	$1,139,354	$942,182	$725,213

(A)	2006 includes $11.2 million of additional legal expenses related to an increase in our loss related to a class action lawsuit in the state of Missouri.
(B)	No dividends were paid during the periods presented.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2010, consolidated net income was $170.1 million, or $5.67 per diluted share, compared to $146.3 million, or $4.62 per diluted share, for the same period in 2009 and $67.2 million, or $2.16 per diluted share, for the same period in 2008.  The growth in 2010 consolidated net income was primarily due to (1) an increase in the size of our Loan portfolio and (2) an improvement in the performance of our Loan portfolio.  The growth in 2009 consolidated net income was primarily due to (1) an improvement in the performance of our Loan portfolio, (2) higher yields on new Consumer Loan assignments, and (3) an increase in the size of our Loan portfolio.

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio is 1.4:1 as of December 31, 2010.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) Term ABS financings with qualified institutional investors; and (4) Senior Notes.

Consumer Loan Performance

At the time the Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan.  Based on these forecasts, an advance or one-time purchase payment is made to the related Dealer-Partner at a price designed to achieve an acceptable return on capital.  If Consumer Loan performance equals or exceeds our original expectation, it is likely our target return on capital will be achieved.

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2010, with the forecasts as of December 31, 2009, as of December 31, 2008, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	December 31, 2010	December 31, 2009	December 31, 2008	Initial Forecast	December 31, 2009	December 31, 2008	Initial Forecast
2001	67.5%	67.5%	67.4%	70.4%	0.0%	0.1%	-2.9%
2002	70.5%	70.4%	70.4%	67.9%	0.1%	0.1%	2.6%
2003	73.7%	73.7%	73.8%	72.0%	0.0%	-0.1%	1.7%
2004	73.0%	73.1%	73.4%	73.0%	-0.1%	-0.4%	0.0%
2005	73.7%	73.7%	74.1%	74.0%	0.0%	-0.4%	-0.3%
2006	70.2%	70.3%	70.3%	71.4%	-0.1%	-0.1%	-1.2%
2007	67.9%	68.3%	67.9%	70.7%	-0.4%	0.0%	-2.8%
2008	69.9%	70.0%	67.9%	69.7%	-0.1%	2.0%	0.2%
2009	78.5%	75.6%	-	71.9%	2.9%	-	6.6%
2010	75.8%	-	-	73.6%	-	-	2.2%

Consumer Loans assigned in 2002, 2003, 2008, 2009 and 2010 have performed better than our initial expectations while Consumer Loans assigned in 2001, 2005, 2006 and 2007 have performed worse.  During the year ended December 31, 2010, forecasted collection rates increased for Consumer Loans assigned in 2009 and 2010, decreased for 2007 Consumer Loan assignments, and were generally consistent with expectations at the start of the period for the other assignment years.

Forecasting collection rates precisely at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we currently forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2010.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of December 31, 2010
Consumer Loan Assignment Year	Forecasted Collection %	Advance %(1)	Spread %	% of Forecast Realized (2)
2001	67.5%	46.0%	21.5%	99.5%
2002	70.5%	42.2%	28.3%	99.3%
2003	73.7%	43.4%	30.3%	99.2%
2004	73.0%	44.0%	29.0%	98.9%
2005	73.7%	46.9%	26.8%	98.6%
2006	70.2%	46.6%	23.6%	97.1%
2007	67.9%	46.5%	21.4%	91.4%
2008	69.9%	44.6%	25.3%	77.6%
2009	78.5%	43.9%	34.6%	57.0%
2010	75.8%	44.7%	31.1%	18.6%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program as a percentage of the contractual amounts of the Consumer Loans.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

(2)	Presented as a percentage of total forecasted collections.

The risk of a material change in our forecasted collection rate declines as the Consumer Loans age.  For 2007 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 90% of the expected collections.  Conversely, the forecasted collection rates for more recent Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.

The spread between the forecasted collection rate and the advance rate declined during the 2004 through 2007 period as we increased advance rates during this period in response to a more difficult competitive environment.  During 2008 and 2009, the spread increased as the competitive environment improved, and we reduced advance rates.  In addition, during 2009, the spread was positively impacted by better than expected Consumer Loan performance.  We increased advance rates during the last four months of 2009, the first quarter of 2010, and the fourth quarter of 2010.  The decline in the spread for 2010 reflects these increases.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of December 31, 2010 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %
Dealer Loans	2007	67.9%	45.8%	22.1%
	2008	70.5%	43.3%	27.2%
	2009	78.5%	43.5%	35.0%
	2010	75.7%	44.4%	31.3%

Purchased Loans	2007	68.0%	49.1%	18.9%
	2008	69.0%	46.7%	22.3%
	2009	78.4%	45.5%	32.9%
	2010	76.1%	47.1%	29.0%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program as a percentage of the contractual amounts of the Consumer Loans.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

The advance rates presented for each Consumer Loan assignment year change over time due to the impact of transfers between Dealer and Purchased Loans.  Under our Portfolio Program, certain events may result in Dealer-Partners forfeiting their rights to Dealer Holdback.  We transfer the Dealer-Partner’s Consumer Loans from the Dealer Loan portfolio to the Purchased Loan portfolio in the period this forfeiture occurs.

Although the advance rate on Purchased Loans is higher as compared to the advance rate on Dealer Loans, Purchased Loans do not require us to pay Dealer Holdback.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last 12 quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2008	16.0%	23.0%
June 30, 2008	26.1%	40.1%
September 30, 2008	26.9%	21.5%
December 31, 2008	-13.4%	-27.5%
March 31, 2009	-13.0%	-28.9%
June 30, 2009	-16.2%	-33.5%
September 30, 2009	-5.7%	-13.0%
December 31, 2009	7.6%	5.9%
March 31, 2010	11.2%	21.6%
June 30, 2010	22.7%	42.2%
September 30, 2010	26.9%	51.5%
December 31, 2010	37.7%	66.9%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

Consumer Loan assignment volumes depend on a number of factors including (1) the overall demand for our product, (2) the amount of capital available to fund new Loans and (3) our assessment of the volume that our infrastructure can support.  Our pricing strategy is intended to maximize the amount of economic profit we generate, within the confines of capital and infrastructure constraints.  Our success in renewing our debt facilities and securing additional financing during 2009 and 2010 positioned us to grow year over year unit volumes.  During the last four months of 2009, the first quarter of 2010, and the fourth quarter of 2010, we increased advance rates, which had a positive impact on unit volumes.  While the advance increases also reduced the return on capital we expect to earn on new assignments, we believe it is very likely the advance increases had a positive impact on economic profit.  Unit volume for the one month ended January 31, 2011 increased by 35.8% as compared to the same period in 2010.

The following tables summarize the changes in Consumer Loan unit volume and active Dealer-Partners:

	For the Years Ended December 31,
	2010	2009	% Change
Consumer Loan unit volume	136,813	111,029	23.2%
Active Dealer-Partners (1)	3,206	3,168	1.2%
Average volume per active Dealer-Partner	42.7	35.0	22.0%

Consumer Loan unit volume from Dealer-Partners active both periods	118,586	97,919	21.1%
Dealer-Partners active both periods	2,218	2,218	-
Average volume per Dealer-Partners active both periods	53.5	44.1	21.1%

Consumer Loan unit volume from new Dealer-Partners	17,023	18,789	-9.4%
New active Dealer-Partners (2)	926	1,055	-12.2%
Average volume per new active Dealer-Partners	18.4	17.8	3.4%

Attrition (3)	-11.8%	-16.7%

	For the Years Ended December 31,
	2009	2008	% Change
Consumer Loan unit volume	111,029	121,282	-8.5%
Active Dealer-Partners (1)	3,168	3,264	-2.9%
Average volume per active Dealer-Partner	35.0	37.2	-5.9%

Consumer Loan unit volume from Dealer-Partners active both periods	91,647	101,063	-9.3%
Dealer-Partners active both periods	2,075	2,075	-
Average volume per Dealer-Partners active both periods	44.2	48.7	-9.3%

Consumer Loan unit volume from new Dealer-Partners	18,789	21,659	-13.3%
New active Dealer-Partners (2)	1,055	1,202	-12.2%
Average volume per new active Dealer-Partners	17.8	18.0	-1.1%

Attrition (3)	-16.7%	-10.9%

(1)	Active Dealer-Partners are Dealer-Partners who have received funding for at least one Loan during the period.
(2)	New active Dealer-Partners are Dealer-Partners who enrolled in our program and have received funding for their first Loan from us during the periods presented.
(3)
Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from Dealer-Partners who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Years Ended December 31,
	2010	2009	2008
New Dealer Loan unit volume as a percentage of total unit volume	90.9%	86.6%	70.2%
New Dealer Loan dollar volume as a percentage of total dollar volume (1)	88.7%	83.3%	64.4%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

New Dealer Loan unit and dollar volume as a percentage of total unit and dollar volume increased during 2010 and 2009 due to pricing and program enrollment changes we implemented in order to increase the profitability of the Purchase Program.

As of December 31, 2010 and 2009, the net Dealer Loans receivable balance was 79.5% and 72.5%, respectively, of the total net Loans receivable balance.

Results of Operations

The following is a discussion of our results of operations and income statement data on a consolidated basis:

(Dollars in thousands, except per share data)				% Change
	For the Years Ended December 31,			2010 to	2009 to
	2010	2009	2008	2009	2008
Revenue:
Finance charges	$388,050	$329,437	$286,823	17.8%	14.9%
Premiums earned	32,659	33,605	3,967	-2.8%	747.1%
Other income	21,426	17,622	21,396	21.6%	-17.6%
Total revenue	442,135	380,664	312,186	16.1%	21.9%
Costs and expenses:
Salaries and wages	61,327	66,893	68,993	-8.3%	-3.0%
General and administrative	26,432	30,391	27,536	-13.0%	10.4%
Sales and marketing	19,661	14,808	16,776	32.8%	-11.7%
Provision for credit losses	10,037	(12,164)	46,029	182.5%	-126.4%
Interest	47,752	32,399	43,189	47.4%	-25.0%
Provision for claims	23,429	19,299	2,651	21.4%	628.0%
Total costs and expenses	188,638	151,626	205,174	24.4%	-26.1%
Income from continuing operations before provision for income taxes	253,497	229,038	107,012	10.7%	114.0%
Provision for income taxes	83,390	82,992	39,944	0.5%	107.8%
Income from continuing operations	170,107	146,046	67,068	16.5%	117.8%
Discontinued operations
(Loss) gain from discontinued United Kingdom operations	(30)	137	307	-121.9%	-55.4%
(Credit) provision for income taxes	-	(72)	198	-100.0%	-136.4%
(Loss) gain from discontinued operations	(30)	209	109	-114.4%	91.7%
Net income	$170,077	$146,255	$67,177	16.3%	117.7%

Net income per share:
Basic	$5.79	$4.78	$2.22
Diluted	$5.67	$4.62	$2.16
Income from continuing operations per share:
Basic	$5.79	$4.77	$2.22
Diluted	$5.67	$4.61	$2.16
(Loss) gain from discontinued operations per share:
Basic	$-	$0.01	$-
Diluted	$-	$0.01	$-
Weighted average shares outstanding:
Basic	29,393	30,590	30,250
Diluted	29,985	31,669	31,105

Continuing Operations

The following table highlights changes in income from continuing operations for the year ended December 31, 2010, as compared to 2009:

(In thousands)	Change
Income from continuing operations for year ended December 31, 2009	$146,046
Increase in finance charges	58,613
Decrease in premiums earned	(946)
Increase in other income	3,804
Decrease in operating expenses (1)	4,672
Increase in provision for credit losses	(22,201)
Increase in interest	(15,353)
Increase in provision for claims	(4,130)
Increase in provision for income taxes	(398)
Income from continuing operations for year ended December 31, 2010	$170,107

(1) Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the year ended December 31, 2010, finance charges increased $58.6 million, or 17.8%, as compared to 2009.  The increase was the result of an increase in the average yield on our Loan portfolio and an increase in the average net Loans receivable balance, as follows:

(Dollars in thousands)	For the Years Ended December 31,
	2010	2009	Change
Average yield on our Loan portfolio	34.4%	31.5%	2.9%
Average net Loans receivable balance	$1,128,012	$1,046,378	$81,634

The following table summarizes the impact each component had on the increase in finance charges for the year ended December 31, 2010:

(In thousands)	For the Year Ended
Impact on finance charges:	December 31, 2010
Due to an increase in the average yield	$32,912
Due to an increase in the average net Loans receivable balance	25,701
Total increase in finance charges	$58,613

The increase in the average yield on our Loan portfolio for the year ended December 31, 2010 was due to improvements in forecasted collection rates on Loans assigned in 2009 and 2010 as well as higher yields on Consumer Loans assigned during the first quarter of 2010.  The increase in the average net Loans receivable balance was primarily due to growth in new Loan volume throughout 2010.

Premiums Earned.  For the year ended December 31, 2010, premiums earned decreased $0.9 million, or 2.8%, as compared to 2009.  The decrease was primarily due to a decline in the size of our reinsurance portfolio, which resulted from the termination of our arrangement with one of our third party insurers during the fourth quarter of 2009.  Prior to the fourth quarter of 2009, VSC Re reinsured vehicle service contracts that were underwritten by two of our three third party insurers.  VSC Re currently reinsures vehicle service contracts that are underwritten by one of our two third party insurers.

Other Income.  For the year ended December 31, 2010, other income increased $3.8 million, or 21.6%, as compared to 2009.  The increase in other income was primarily a result of $3.4 million of income recognized during the second quarter of 2010 related to an arrangement with one of our third party vehicle service contract providers.  This arrangement was discontinued in 2008 and no additional income is expected beyond the amount recognized to date.  While we continue to generate income from vehicle service contracts, such amounts are captured through VSC Re and recorded over the life of the contracts as premiums earned less provision for claims.

Salaries and Wages.  For the year ended December 31, 2010, salaries and wages decreased $5.6 million, or 8.3%, as compared to the same period in 2009.  The decrease was primarily the result of:

•	Reduced expenses related to stock compensation due to the timing of expense related to long-term incentive compensation;
•
Reduced expenses related to information technology primarily due to an approximately 25% reduction in information technology headcount, partially offset by the expensing of internal information technology salaries during the third quarter of 2010 that were previously capitalized as software developed for internal use; and

•
Reduced expenses related to collections primarily due to efficiencies realized through the implementation of strategic initiatives and fewer delinquent accounts which reduce the amount of collection effort.

These decreases were partially offset by increased expenses related to medical claims and an increase in our 401(k) matching contributions.

General and Administrative.  For the year ended December 31, 2010, general and administrative expense decreased $4.0 million, or 13.0%, as compared to 2009.  The decrease primarily resulted from (1) decreased legal costs, (2) decreased consulting fees primarily related to the Internal Revenue Service (“IRS”) examination which is now complete, (3) decreased sales tax expense, and (4) decreased depreciation expense primarily related to a reduction in capital expenditures, partially offset by (5) increased consulting fees primarily related to the development of software.

Sales and Marketing.  For the year ended December 31, 2010, sales and marketing expense increased $4.9 million, or 32.8%, as compared to the same period in 2009.  The increase was due primarily to the expansion of our field sales force and increased sales commissions resulting from an increase in the commission per Consumer Loan assignment and an increase in the number of Consumer Loan assignments.

Provision for Credit Losses.  For the year ended December 31, 2010, the provision for credit losses increased $22.2 million, or 182.5%, as compared to 2009.  Under accounting principles generally accepted in the United States of America (“GAAP”), when forecasted future cash flows decline relative to the cash flows expected at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer-Partner and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the year ended December 31, 2010, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, impaired Loan pools within our portfolio experienced net declines in forecasted cash flows, resulting in provision for credit losses of $10.0 million for the year ended December 31, 2010.  During the year ended December 31, 2009, overall Consumer Loan performance also exceeded our expectations at the start of the period.  Consistent with the overall performance of the portfolio, impaired Loan pools experienced net improvements in forecasted cash flows, resulting in a reversal of provision for credit losses of $12.2 million for the year ended December 31, 2009.

Interest.  For the year ended December 31, 2010, interest expense increased $15.4 million, or 47.4%, as compared to 2009.  The following table shows interest expense, the average outstanding debt balance, and the pre-tax average cost of debt for the year ended December 31, 2010:

(Dollars in thousands)	For the Years Ended December 31,
	2010	2009
Interest expense	$47,752	$32,399
Average outstanding debt balance	$581,074	$575,482
Pre-tax average cost of debt	8.2%	5.6%

For the year ended December 31, 2010, the increase in interest expense was primarily due to increases in our pre-tax average cost of debt due to the issuance of the Senior Notes during the first quarter of 2010 and higher average pricing on our revolving credit facilities.

Provision for Claims.  For the year ended December 31, 2010, provision for claims increased $4.1 million, or 21.4%, as compared to 2009.  The increase was due to an increase in claims paid per reinsured vehicle service contract, partially offset by a decline in the size of our reinsurance portfolio.

Provision for Income Taxes.  For the year ended December 31, 2010, the effective tax rate decreased to 32.9%, from 36.2% compared to 2009.  The decrease was primarily due to the reversal of reserves for uncertain tax positions and associated interest as a result of the completion of the IRS examination during the second quarter of 2010 and adjustments to our state tax liability.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table highlights changes for the year ended December 31, 2009, as compared to 2008:

(In thousands)	Change
Income from continuing operations for year ended December 31, 2008	$67,068
Increase in finance charges	42,614
Increase in premiums earned	29,638
Decrease in other income	(3,774)
Decrease in operating expenses (1)	1,213
Decrease in provision for credit losses	58,193
Decrease in interest	10,790
Increase in provision for claims	(16,648)
Increase in provision for income taxes	(43,048)
Income from continuing operations for year ended December 31, 2009	$146,046

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the year ended December 31, 2009, finance charges increased $42.6 million, or 14.9%, as compared to 2008.  The increase was primarily the result of an increase in the average yield on our Loan portfolio and an increase in the average net Loans receivable balance:

(Dollars in thousands)	For the Years Ended December 31,
	2009	2008	Change
Average yield on our Loan portfolio	31.5%	29.3%	2.2%
Average net Loans receivable balance	$1,046,378	$978,485	$67,893

The following table summarizes the impact each component had on the increase in finance charges for the year ended December 31, 2009:

(In thousands)	For the Year Ended
Impact on finance charges:	December 31, 2009
Due to an increase in the average yield	$22,712
Due to an increase in the average net Loans receivable balance	19,902
Total increase in finance charges	$42,614

The increase in the average yield on our Loan portfolio resulted from pricing changes implemented during the first nine months of 2008, partially offset by pricing changes implemented during the fourth quarter of 2009, and an increase in forecasted collection rates during 2009.  While new Loan dollar volume (advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program) during 2009 declined 21.2% from 2008, the average net Loans receivable balance for 2009 increased as cash paid to fund new Loans and Dealer Holdback payments exceeded principal collected on Loans receivable.

Premiums Earned.  For the year ended December 31, 2009, premiums earned increased $29.6 million, or 747.1%, as compared to 2008.  The increase was the result of our formation of VSC Re during the fourth quarter of 2008.

We formed VSC Re in order to enhance our control over and the security in the trust assets that are used to pay future vehicle service contract claims.  Prior to October 31, 2009, VSC Re reinsured vehicle service contracts that were underwritten by two of our three third party insurers.  Effective October 31, 2009, we terminated our arrangement with one of our three third party insurers.  VSC Re currently reinsures vehicle service contracts that are underwritten by one of our two third party insurers.  Premiums from the reinsurance of vehicle service contracts are recognized over the life of the policy in proportion to expected costs of servicing those contracts.  Expected costs are determined based on historical claims experience.  A provision for claims is recognized in the period the claims are incurred.  The amount of income we earn from the vehicle service contracts over time is not impacted by the formation of VSC Re, as both before and after the formation, the income we recognize, excluding our commissions, is based on the amount by which vehicle service contract premiums exceed claims.  However, the formation of VSC Re impacts the timing of income recognition and the income statement presentation.

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

•	A decrease in expense related to Information Technology.
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

•	These items were partially offset by an increase of stock-based compensation expense primarily due to the grant of restricted stock awards during 2009.

General and Administrative.  For the year ended December 31, 2009, general and administrative expense increased $2.9 million, or 10.4%, as compared to 2008 primarily resulting from (1) increased legal costs and (2) expenses related to the ongoing examination by the IRS.

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

Interest.  For the year ended December 31, 2009, interest expense decreased $10.8 million, or 25.0%, as compared to 2008.  The following table shows interest expense, the average outstanding debt balance and the pre-tax average cost of debt for the years ended December 31, 2009 and 2008:

(Dollars in thousands)	For the Years Ended December 31,
	2009	2008
Interest expense	$32,399	$43,189
Average outstanding debt balance	$575,482	$660,804
Pre-tax average cost of debt	5.6%	6.5%

For the year ended December 31, 2009, the decrease in interest expense was due to a reduction in the average outstanding debt balance and a reduction in our pre-tax average cost of debt due to reductions in market rates.  The reductions in market rates were slightly offset by less favorable pricing on our revolving credit facilities.

Provision for Claims.  For the year ended December 31, 2009, provision for claims increased $16.6 million, or 628.0%, as compared to 2008.  The increase was the result of our formation of VSC Re during the fourth quarter of 2008 as discussed above in Premiums Earned.

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

We recognize finance charges under the interest method such that revenue is recognized on a level-yield basis based upon forecasted cash flows.  For Dealer Loans, finance charge revenue and the allowance for credit losses are calculated after first aggregating Dealer Loans outstanding for each Dealer-Partner.  For the same purpose, Purchased Loans are aggregated according to the month the Loan was purchased.  An allowance for credit losses is maintained at an amount that reduces the net asset value (Loan balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the time of assignment.  The discounted value of future cash flows is comprised of estimated future collections on the Loans, less any estimated Dealer Holdback payments related to Dealer Loans.  We write off Loans once there are no forecasted future collections on any of the associated Consumer Loans.

Actual cash flows from any individual Dealer Loan or pool of Purchased Loans are often different than estimated cash flows at the time of assignment.  If such difference is favorable, the difference is recognized prospectively into income over the remaining life of the Dealer Loan or pool of Purchased Loans through a yield adjustment.  If such difference is unfavorable, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  Because differences between estimated cash flows at the time of assignment and actual cash flows occur often, an allowance is required for a significant portion of our Loan portfolio.  An allowance for credit losses does not necessarily indicate that a Dealer Loan or pool of Purchased Loans is unprofitable, and in recent years, very seldom are cash flows from a Dealer Loan or pool of Purchased Loans insufficient to repay the initial amounts advanced or paid to the Dealer-Partner.

Future collections on Dealer and Purchased Loans are forecasted based on the historical performance of Consumer Loans with similar characteristics, adjusted for recent trends in payment patterns.  Dealer Holdback is forecasted based on the expected future collections and current advance balance of each Dealer Loan.

Key Factors:
Variances in the amount and timing of future collections and Dealer Holdback payments from current estimates could materially impact earnings in future periods.  A 1% decline in the forecasted future net cash flows on Loans as of December 31, 2010 would have reduced 2010 net income by approximately $3.7 million. For additional information regarding methodology changes and modifications to our forecast of future cash flows associated with Consumer Loans, see Note 4 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Premiums Earned
Balance Sheet Caption:	Accounts payable and accrued liabilities

Income Statement Caption:	Premiums earned

Nature of Estimates Required:	Estimating the pattern of future claims on vehicle service contracts.
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

Key Factors:
Variances in the pattern of future claims from our current estimates would impact the timing of premiums recognized in future periods.  A 10% change in premiums earned for the year ended December 31, 2010 would have affected 2010 net income by approximately $2.1 million.

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

Key Factors:
Changes in the expected vesting dates of performance-based restricted stock awards and expected forfeiture rates would impact the amount and timing of stock-based compensation expense recognized in future periods.  A 10% change in stock-based compensation expense for the year ended December 31, 2010 would have affected 2010 net income by approximately $0.3 million.

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

On June 7, 2010, we reached a settlement with the IRS which concluded the examination of our federal income tax returns for 2004 through 2008 and closed the respective years.  As a result of the settlement, we agreed to pay a total of $7.6 million in federal and state taxes and interest related to these years.  The settlement includes $6.2 million of taxes that represent an acceleration of taxes already provided for in prior periods and the payment did not have an impact on our net income during the reporting periods.  We also concluded that all 2004 through 2008 uncertain federal jurisdiction tax positions taken in previous periods are effectively settled and we recorded a reversal of corresponding accrued reserves and interest.  This reversal had a favorable impact of $6.2 million (after-tax) on our net income for the year ended December 31, 2010.  For additional information, see Note 10 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Key Factors:
To the extent we prevail in matters for which a liability has been established or are required to pay amounts in excess of our established liability, our effective income tax rate in future periods could be materially affected.

Liquidity and Capital Resources

We need capital to fund new Loans and pay Dealer Holdback.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) Term ABS financings with qualified institutional investors; and (4) Senior Notes.  There are various restrictive debt covenants for each financing arrangement and we are in compliance with those covenants as of December 31, 2010.  For information regarding these financings and the covenants included in the related documents, see Note 7 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

During the first quarter of 2010, we issued $250.0 million aggregate principal amount of 9.125% First Priority Senior Notes.  Concurrently with the issuance of the Senior Notes, we amended the agreements governing our revolving secured line of credit facility with a commercial bank syndicate to facilitate the issuance of the Senior Notes and future secured indebtedness.  The net proceeds from the offering of the Senior Notes were used to repay all outstanding borrowings under our revolving secured line of credit facility and to repay all outstanding borrowings under our $325.0 million revolving secured warehouse facility, subject to our ability to reborrow in each case.

The Senior Notes were issued pursuant to an indenture, dated as of February 1, 2010 (the “Indenture”), among us, BVPP and Vehicle Remarketing Services, Inc. (“VRS”), as guarantors (the “Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”).  The Senior Notes mature on February 1, 2017 and bear interest at a rate of 9.125% per annum, computed on the basis of 360-day year composed of twelve 30-day months and payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2010.  The Senior Notes were issued at 97.495% of the aggregate principal amount for net proceeds of $243.7 million, representing a yield to maturity of 9.625%.

During the second quarter of 2010, we extended the maturity of the revolving secured line of credit facility with a commercial bank syndicate from June 23, 2011 to June 22, 2012.  The interest rate on borrowings under the facility was changed from the prime rate plus 1.0% or the Eurodollar rate plus 2.75%, at the Company's option, to the prime rate plus 1.25% or the Eurodollar rate plus 2.25%, at the Company's option.  The floor on the Eurodollar rate decreased from 1.50% to 0.75%.  None of the financial covenants were modified.

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

During the fourth quarter of 2010, we completed a $100.5 million Term ABS financing which was used to repay outstanding indebtedness.  The financing has an expected annualized cost of approximately 3.1% (including the initial purchaser’s fees and other costs) and it will revolve for 24 months after which it will amortize based upon the cash flows on the contributed loans.

On February 9, 2011, we commenced a tender offer to purchase up to 1,904,761 shares of our common stock at a price of $65.625 per share.  The tender offer is scheduled to expire at 5:00 p.m., Eastern Standard Time, on March 10, 2011, subject to our right to extend the offer.  The tender offer is conditioned upon, among other things, consummation of the Debt Financing on terms reasonably satisfactory to us.  We anticipate that we will obtain all of the funds necessary to purchase shares in the tender offer, and to pay related fees and expenses, through a combination of the proceeds of the Debt Financing and by borrowing under our $170.0 million revolving secured line of credit facility.  The tender offer is being made pursuant to an offer to purchase issued in connection with the tender offer, and this Form 10-K is not an offer to purchase any of our shares of common stock.

Cash and cash equivalents increased to $3.8 million as of December 31, 2010 from $2.2 million as of December 31, 2009.  During 2010, we (1) secured additional borrowing capacity with the issuance of Senior Notes and by increasing the amount of our revolving secured line of credit facility, and (2) extended the maturities of our revolving secured line of credit facility and revolving secured warehouse facilities.  As a result of the increase in borrowing capacity and the extension of the maturities of our revolving credit facilities, we determined that not all the additional financing was needed to fund new Consumer Loan assignments, and used a portion of our borrowing capacity to repurchase $200.0 million of our common stock. As a result, our total balance sheet indebtedness increased to $685.7 million as of December 31, 2010 from $507.0 million as of December 31, 2009.  We had over $340.0 million of available borrowing capacity as of December 31, 2010.

Restricted cash and cash equivalents decreased to $66.5 million as of December 31, 2010 from $82.5 million as of December 31, 2009.  The following table summarizes restricted cash and cash equivalents:

(In thousands)	As of December 31,
	2010	2009
Cash collections related to secured financings	$35,160	$42,115
Cash held in trusts for future vehicle service contract claims (1)	31,376	40,341
Total restricted cash and cash equivalents	$66,536	$82,456

(1)
The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.  As of December 31, 2010, the outstanding balance includes $31,246 related to VSC Re and $130 related to the remaining profit sharing trust.  As of December 31, 2009, the outstanding balance includes $39,127 related to VSC Re and $1,214 related to the remaining profit sharing trust.

As of December 31, 2010 and 2009, restricted securities available for sale were $0.8 million and $3.1 million, respectively.  Restricted securities available for sale consist of amounts held in accordance with vehicle service contract trust agreements.

Contractual Obligations

A summary of the total future contractual obligations requiring repayments as of December 31, 2010 is as follows:

(In thousands)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt, including current maturities (1)	$691,323	$54,573	$325,976	$60,774	$250,000	$-
Operating lease obligations	2,183	704	1,147	332	-	-
Purchase obligations (2)	937	586	351	-	-	-
Other future obligations (3)	7,815	-	-	-	-	7,815
Total contractual obligations (4)	$702,258	$55,863	$327,474	$61,106	$250,000	$7,815

(1)
Long-term debt obligations included in the above table consist solely of principal repayments.  The amounts are presented on a gross basis to exclude the unamortized debt discount of $5.7 million.  We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 7 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.  Based on the actual amounts outstanding under our revolving secured line of credit, our warehouse facilities, and our Senior Notes as of December 31, 2010, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of December 31, 2010, interest is expected to be approximately $37.0 million during 2011; $31.5 million during 2012; and $108.0 million during 2013 and thereafter.

(2)	Purchase obligations consist primarily of contractual obligations related to our information system and facility needs.
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

Based upon anticipated cash flows, management believes that cash flows from operations and its various financing alternatives will provide sufficient financing for debt maturities, including the Debt Financing and other borrowing incurred in connection with our announced tender offer, and for future operations.  Our ability to borrow funds may be impacted by economic and financial market conditions.  If the various financing alternatives were to become limited or unavailable to us, our operations and liquidity could be materially and adversely affected.

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

As of December 31, 2010, we had $136.7 million of floating rate debt outstanding on our revolving secured line of credit, without interest rate protection.  For every 1.0% increase in rates on our revolving secured line of credit, annual after-tax earnings would decrease by approximately $0.9 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2010, we had $49.1 million in floating rate debt outstanding under our $325.0 million revolving secured warehouse facility covered by an interest rate cap with a cap rate of 6.75% on the underlying benchmark rate.  Based on the difference between the underlying benchmark rate on our $325.0 million revolving secured warehouse facility as of December 31, 2010 and the interest rate cap rate, our maximum interest rate risk on the $325.0 million revolving secured warehouse facility was 6.43%.  This maximum interest rate risk would reduce annual after-tax earnings by approximately $2.0 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2010, we had $12.5 million in floating rate debt outstanding under our $75.0 million revolving secured warehouse facility covered by an interest rate cap with a cap rate of 6.75% on the underlying benchmark rate.  Based on the difference between the underlying benchmark rate on our $75.0 million revolving secured warehouse facility as of December 31, 2010 and the interest rate cap rate, our maximum interest rate risk on the $75.0 million revolving secured warehouse facility was 6.50%.  This maximum interest rate risk would reduce annual after-tax earnings by approximately $0.5 million, assuming we maintain a level amount of floating rate debt.  Additionally, we had $2.5 million of floating rate debt outstanding on our $75.0 million revolving secured warehouse facility, without interest rate protection. Assuming we maintain a level amount of unprotected floating rate debt on our $75.0 million revolving secured warehouse facility, our annual after-tax earnings would decrease by a nominal amount for a 1.0% increase in the interest rate. The remaining $25.0 million in floating rate debt outstanding under our $75.0 million revolving secured warehouse facility has been converted into fixed rate debt by an interest rate swap, bearing an interest rate of 4.36%. The fair value of this interest rate swap is based on quoted prices for similar instruments in active markets, which are influenced by a number of factors, including interest rates, notional amount of the derivative, and number of months until maturity.  We have designated this interest rate swap as a cash flow hedge.  The effective portion of changes in the fair value of the swap is recorded in other comprehensive income, net of income taxes, and the ineffective portion of changes in fair value is recorded in interest expense.  There has been no such ineffectiveness in the swap since the inception of the hedge through December 31, 2010.

New Accounting Pronouncements and Updates

See Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference, for information concerning the following new accounting pronouncements and updates and the impact of the implementation of these pronouncements and updates on our financial statements:

•	Accounting for Transfers of Financial Assets
•	Amendments to Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R)
•	Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset
•	Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
•	Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

Forward-Looking Statements

We make forward-looking statements in this report and may make such statements in future filings with the SEC.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of operations.  When we use any of the words "may," "will," "should," "believe," "expect," "anticipate," "assume," "forecast," "estimate," "intend," "plan," “target” or similar expressions, we are making forward-looking statements.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is incorporated herein by reference from the information in Item 7 under the caption "Market Risk" in this Form 10-K.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Credit Acceptance Corporation

We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Acceptance Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Credit Acceptance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 24, 2011

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	As of December 31,
	2010	2009
ASSETS:
Cash and cash equivalents	$3,792	$2,170
Restricted cash and cash equivalents	66,536	82,456
Restricted securities available for sale	805	3,121

Loans receivable (including $9,031 and $12,674 from affiliates as of December 31, 2010 and December 31, 2009, respectively)	1,344,881	1,167,558
Allowance for credit losses	(126,868)	(117,545)
Loans receivable, net	1,218,013	1,050,013

Property and equipment, net	16,311	18,735
Income taxes receivable	12,002	3,956
Other assets	26,056	15,785
Total Assets	$1,343,515	$1,176,236

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$75,297	$77,295
Line of credit	136,700	97,300
Secured financing	300,100	404,597
Mortgage note and capital lease obligations	4,523	5,082
Senior notes	244,344	-
Deferred income taxes, net	108,077	93,752
Total Liabilities	869,041	678,026

Commitments and Contingencies - See Note 13

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 80,000 shares authorized, 27,304 and 31,038 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	273	311
Paid-in capital	30,985	24,370
Retained earnings	443,326	474,433
Accumulated other comprehensive loss, net of tax of $64 and $526 as of December 31, 2010 and December 31, 2009, respectively	(110)	(904)
Total Shareholders' Equity	474,474	498,210
Total Liabilities and Shareholders' Equity	$1,343,515	$1,176,236

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)	For the Years Ended December 31,
	2010	2009	2008
Revenue:
Finance charges	$388,050	$329,437	$286,823
Premiums earned	32,659	33,605	3,967
Other income	21,426	17,622	21,396
Total revenue	442,135	380,664	312,186
Costs and expenses:
Salaries and wages	61,327	66,893	68,993
General and administrative	26,432	30,391	27,536
Sales and marketing	19,661	14,808	16,776
Provision for credit losses	10,037	(12,164)	46,029
Interest	47,752	32,399	43,189
Provision for claims	23,429	19,299	2,651
Total costs and expenses	188,638	151,626	205,174
Income from continuing operations before provision for income taxes	253,497	229,038	107,012
Provision for income taxes	83,390	82,992	39,944
Income from continuing operations	170,107	146,046	67,068
Discontinued operations
(Loss) gain from discontinued United Kingdom operations	(30)	137	307
(Credit) provision for income taxes	-	(72)	198
(Loss) gain from discontinued operations	(30)	209	109
Net income	$170,077	$146,255	$67,177

Net income per share:
Basic	$5.79	$4.78	$2.22
Diluted	$5.67	$4.62	$2.16

Income from continuing operations per share:
Basic	$5.79	$4.77	$2.22
Diluted	$5.67	$4.61	$2.16

(Loss) gain from discontinued operations per share:
Basic	$-	$0.01	$-
Diluted	$-	$0.01	$-

Weighted average shares outstanding:
Basic	29,393	30,590	30,250
Diluted	29,985	31,669	31,105

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(In thousands)							Accumulated
	Total						Other
	Shareholders'	Comprehensive	Common Stock		Paid-In	Retained	Comprehensive
	Equity	Income	Number	Amount	Capital	Earnings	Income (Loss)
Balance, January 1, 2008	$265,450		30,241	$302	$4,134	$261,001	$13
Comprehensive income:
Net income	67,177	$67,177	-	-	-	67,177	-
Other comprehensive income:
Unrealized loss on interest rate swap, net of tax of $1,488	(2,580)	(2,580)	-	-	-	-	(2,580)
Unrealized gain on securities available for sale, net of tax of $(3)	5	5	-	-	-	-	5
Total comprehensive income		$64,602					-
Stock-based compensation	4,309		-	-	4,309	-	-
Restricted stock awards, net of forfeitures	-		64	1	(1)	-	-
Repurchase of common stock	(66)		(4)	-	(66)	-	-
Stock options exercised	2,375		306	3	2,372	-	-
Tax benefit for exercised stock options	1,081		-	-	1,081	-	-
Balance, December 31, 2008	337,751		30,607	306	11,829	328,178	(2,562)
Comprehensive income:
Net income	146,255	$146,255	-	-	-	146,255	-
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax of $(957)	1,667	1,667	-	-	-	-	1,667
Unrealized loss on securities available for sale, net of tax of $5	(9)	(9)	-	-	-	-	(9)
Total comprehensive income		$147,913					-
Stock-based compensation	6,805		-	-	6,805	-	-
Restricted stock awards, net of forfeitures	-		103	-	-	-	-
Repurchase of common stock	(541)		(31)	-	(541)	-	-
Stock options exercised	1,941		359	5	1,936	-	-
Tax benefit for exercised stock options	4,341		-	-	4,341	-	-
Balance, December 31, 2009	498,210		31,038	311	24,370	474,433	(904)
Comprehensive income:
Net income	170,077	$170,077	-	-	-	170,077	-
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax of $(466)	802	802	-	-	-	-	802
Unrealized loss on securities available for sale, net of tax of $4	(8)	(8)	-	-	-	-	(8)
Total comprehensive income		$170,871					-
Stock-based compensation	4,127		-	-	4,127	-	-
Restricted stock awards, net of forfeitures	-		13	-	-	-	-
Repurchase of common stock	(202,247)		(4,047)	(41)	(1,022)	(201,184)	-
Stock options exercised	2,903		300	3	2,900	-	-
Tax benefit for exercised stock options	610		-	-	610	-	-
Balance, December 31, 2010	$474,474		27,304	$273	$30,985	$443,326	$(110)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$170,077	$146,255	$67,177
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	10,037	(12,164)	46,029
Depreciation and amortization	11,080	9,660	9,606
Loss on retirement of property and equipment	65	100	74
Loss on impairment of software	1,362	-	-
Provision for deferred income taxes	13,863	17,740	11,777
Stock-based compensation	4,127	6,805	4,309
Change in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued liabilities	(730)	(4,029)	46
(Increase) decrease in income taxes receivable / (decrease) increase in income taxes payable	(8,046)	(4,837)	21,593
(Increase) decrease in other assets	(1,137)	831	(781)
Net cash provided by operating activities	200,698	160,361	159,830
Cash Flows From Investing Activities:
Decrease (increase) in restricted cash and cash equivalents	15,920	(2,123)	(6,231)
Purchases of restricted securities available for sale	(1,063)	(1,451)	(1,514)
Proceeds from sale of restricted securities available for sale	2,111	-	373
Maturities of restricted securities available for sale	1,256	1,661	1,094
Principal collected on Loans receivable	785,947	661,246	610,029
Advances to Dealer-Partners	(786,909)	(516,093)	(506,070)
Purchases of Consumer Loans	(100,430)	(103,283)	(280,326)
Accelerated payments of Dealer Holdback	(32,629)	(17,372)	(18,426)
Payments of Dealer Holdback	(44,220)	(44,269)	(58,503)
Net decrease (increase) in other loans	207	(152)	(120)
Purchases of property and equipment	(3,440)	(2,925)	(6,341)
Net cash used in investing activities	(163,250)	(24,761)	(266,035)
Cash Flows From Financing Activities:
Borrowings under line of credit	1,097,900	630,900	809,700
Repayments under line of credit	(1,058,500)	(594,900)	(784,700)
Proceeds from secured financing	327,700	397,000	605,700
Repayments of secured financing	(432,197)	(566,578)	(519,590)
Principal payments under mortgage note and capital lease obligations	(559)	(1,157)	(1,526)
Proceeds from sale of senior notes	243,738	-	-
Payments of debt issuance costs	(15,171)	(7,581)	(4,350)
Repurchase of common stock	(202,247)	(541)	(66)
Proceeds from stock options exercised	2,903	1,941	2,375
Tax benefits from stock-based compensation plans	610	4,341	1,081
Net cash (used in) provided by financing activities	(35,823)	(136,575)	108,624
Effect of exchange rate changes on cash	(3)	(9)	23
Net increase (decrease) in cash and cash equivalents	1,622	(984)	2,442
Cash and cash equivalents, beginning of period	2,170	3,154	712
Cash and cash equivalents, end of period	$3,792	$2,170	$3,154

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$42,548	$27,559	$38,991
Cash paid during the period for income taxes	$81,750	$67,563	$3,681

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Principal Business.  Since 1972, Credit Acceptance Corporation (referred to as the “Company”, “Credit Acceptance”, “we”, “our” or “us”) has provided auto loans to consumers, regardless of their credit history.  Our product is offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our product, but who actually end up qualifying for traditional financing.

We refer to dealers who participate in our programs and who share our commitment to changing consumers’ lives as “Dealer-Partners”.  Upon enrollment in our financing programs, the Dealer-Partner enters into a dealer servicing agreement with us that defines the legal relationship between Credit Acceptance and the Dealer-Partner.  The dealer servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on retail installment contracts (referred to as “Consumer Loans”) from the Dealer-Partner to us.  We are an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the Dealer-Partner and assigned to us.

We have two programs: the Portfolio Program and the Purchase Program.  Under the Portfolio Program, we advance money to Dealer-Partners (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loans.  Under the Purchase Program, we buy the Consumer Loans from the Dealer-Partners (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer.  Dealer Loans and Purchased Loans are collectively referred to as “Loans”.  The following table shows the percentage of Consumer Loans assigned to us based on unit volumes under each of the programs for each of the last 12 quarters:

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2008	70.2%	29.8%
June 30, 2008	65.4%	34.6%
September 30, 2008	69.2%	30.8%
December 31, 2008	78.2%	21.8%
March 31, 2009	82.3%	17.7%
June 30, 2009	86.0%	14.0%
September 30, 2009	89.0%	11.0%
December 31, 2009	90.8%	9.2%
March 31, 2010	90.9%	9.1%
June 30, 2010	90.5%	9.5%
September 30, 2010	90.5%	9.5%
December 31, 2010	91.8%	8.2%

Portfolio Program

As payment for the vehicle, the Dealer-Partner generally receives the following:

•	a down payment from the consumer;
•	a non-recourse cash payment (“advance”) from us; and
•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

1.	DESCRIPTION OF BUSINESS – (Continued)

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

Purchase Program

The Purchase Program differs from our Portfolio Program in that the Dealer-Partner receives a one-time payment from us at the time of assignment to purchase the Consumer Loan instead of a cash advance at the time of assignment and future Dealer Holdback payments.  New Purchase Loan unit and dollar volume as a percentage of total unit and dollar volume decreased during 2010 and 2009 due to pricing and program enrollment changes we implemented in order to increase the profitability of the Purchase Program.  For accounting purposes, the transactions described under the Purchase Program are considered to be originated by the Dealer-Partner and then purchased by us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

1.	DESCRIPTION OF BUSINESS – (Concluded)

Program Enrollment

Dealer-Partners that enroll in our programs have two enrollment options available to them.  The first enrollment option allows Dealer-Partners to assign Consumer Loans under the Portfolio Program and requires payment of an upfront, one-time fee of $9,850.  The second enrollment option, which became effective September 1, 2009, allows Dealer-Partners to assign Consumer Loans under the Portfolio Program and requires payment of an upfront, one-time fee of $1,950 and an agreement to allow us to keep 50% of their first accelerated Dealer Holdback payment.  Prior to September 1, 2009, we offered Dealer-Partners an enrollment option that allowed us to keep 50% of their first accelerated Dealer Holdback payment with no upfront fee.  For all Dealer-Partners enrolling in our program after August 31, 2008, access to the Purchase Program is typically only granted after the first accelerated Dealer Holdback payment has been made under the Portfolio Program.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated.  Our primary subsidiaries as of December 31, 2010 are:  Buyer’s Vehicle Protection Plan, Inc. (“BVPP”), Vehicle Remarketing Services, Inc. (“VRS”), VSC Re Company (“VSC Re”), CAC Warehouse Funding Corp. II, CAC Warehouse Funding III, LLC, Credit Acceptance Funding LLC 2009-1, and Credit Acceptance Funding LLC 2010-1.

Business Segment Information

We currently operate in one reportable segment which represents our core business of offering auto loans, and related products and services to consumers through our network of Dealer-Partners.  For information regarding our reportable segment and related entity-wide disclosures, see Note 12 to the consolidated financial statements.

Discontinued Operations

Effective June 30, 2003, we stopped originating Consumer Loans in the United Kingdom and we sold the remainder of the portfolio on December 30, 2005.  The United Kingdom business was formally dissolved in 2010. The results for the United Kingdom business are reported as a discontinued operation in the consolidated statements of income for all periods presented.

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents decreased to $66.5 million as of December 31, 2010 from $82.5 million as of December 31, 2009.  The following table summarizes restricted cash and cash equivalents:

(In thousands)	As of December 31,
	2010	2009
Cash collections related to secured financings	$35,160	$42,115
Cash held in trusts for future vehicle service contract claims (1)	31,376	40,341
Total restricted cash and cash equivalents	$66,536	$82,456

(1)
The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.  As of December 31, 2010, the outstanding balance includes $31,246 related to VSC Re and $130 related to the remaining profit sharing trust.  As of December 31, 2009, the outstanding balance includes $39,127 related to VSC Re and $1,214 related to the remaining profit sharing trust.

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

Restricted securities available for sale consisted of the following:

(In thousands)	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government and agency securities	$298	$3	$-	$301
Corporate bonds	504	5	(5)	504
Total restricted securities available for sale	$802	$8	$(5)	$805

	As of December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government and agency securities	$726	$18	$(2)	$742
Corporate bonds	2,381	7	(9)	2,379
Total restricted securities available for sale	$3,107	$25	$(11)	$3,121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	As of December 31,
	2010		2009
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Contractual Maturity
Within one year	$499	$496	$1,486	$1,495
Over one year to five years	303	309	1,621	1,626
Total restricted securities available for sale	$802	$805	$3,107	$3,121

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

We provide Dealer-Partners the ability to offer vehicle service contracts to consumers.  A vehicle service contract provides the consumer protection by paying for the repair or replacement of certain components of the vehicle in the event of a mechanical failure.  BVPP, our wholly-owned subsidiary, has relationships with third party administrators (“TPAs”) whereby the TPAs process claims on vehicle service contracts that are underwritten by third party insurers.  BVPP receives a commission for all vehicle service contracts sold by our Dealer-Partners when the vehicle is financed by us.  The commission is included in the retail price of the vehicle service contract which is added to the Consumer Loan.  We provide Dealer-Partners with an additional advance based on the retail price of the vehicle service contract.  We recognize our commission from the vehicle service contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.  We bear the risk of loss for claims on certain vehicle service contracts that are reinsured by us.  Effective January 1, 2010, the commission received by BVPP increased due to a change in our relationship with the TPAs.  Prior to 2010, we relied on the TPAs to market their vehicle service contracts to our Dealer-Partners.  Effective January 1, 2010, we now market the vehicle service contracts directly to our Dealer-Partners.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Reinsurance

During the fourth quarter of 2008, we formed VSC Re, our wholly-owned subsidiary that is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealer-Partners on vehicles financed by us.  Prior to October 31, 2009, VSC Re reinsured vehicle service contracts that were underwritten by two of our three third party insurers.  Effective October 31, 2009, we terminated our arrangement with one of our three third party insurers.  VSC Re currently reinsures vehicle service contracts that are underwritten by one of our two third party insurers.  Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less commissions and certain administrative costs, are contributed to trust accounts controlled by VSC Re.  These premiums are used to fund claims covered under the vehicle service contracts.  VSC Re is a bankruptcy remote entity.  As such, our exposure to fund claims is limited to the trust assets controlled by VSC Re and our net investment in VSC Re.  We formed VSC Re in order to enhance our control and security of the trust assets that are used to pay future vehicle service contract claims.  The amount of income we earn from the vehicle service contracts over time is not impacted by the formation of VSC Re, as both before and after the formation, the income we recognize, excluding our commissions, is based on the amount by which vehicle service contract premiums exceed claims.  The only change in our risk associated with adverse claims experience relates to our net investment in VSC Re, which is now at risk in the event claims exceed premiums.  Under the prior structure, our risk was limited to the amount of premiums contributed to the trusts.

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

(In thousands)	For the Years Ended December 31,
	2010	2009	2008
Net assumed written premiums	$34,461	$29,100	$27,485
Net premiums earned	32,659	33,597	3,895
Provision for claims	23,429	19,300	2,654
Amortization of capitalized acquisition costs	763	737	81

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In thousands)		As of December 31,
	Balance Sheet location	2010	2009
Trust assets	Restricted cash and cash equivalents	$31,246	$39,127
Unearned premium	Accounts payable and accrued liabilities	24,757	22,955
Claims reserve (1)	Accounts payable and accrued liabilities	1,029	965

(1) The claims reserve is estimated based on historical claims experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Prior to the formation of VSC Re, our agreements with two of our vehicle service contract TPAs allowed us to receive profit sharing payments depending upon the performance of the vehicle service contract programs.  The agreements also required that vehicle service contract premiums be placed in trust accounts.  Funds in the trust accounts were utilized by the TPA to pay claims on the vehicle service contracts.  Upon the formation of VSC Re during the fourth quarter of 2008, the unearned premiums on the majority of the vehicle service contracts that had been written through these two TPAs were ceded to VSC Re along with any related trust assets.  Vehicle service contracts written prior to 2008 through one of the TPAs remain under this profit sharing arrangement.  Profit sharing payments, if any, on the vehicle service contracts are distributed to us periodically after the term of the vehicle service contracts have substantially expired provided certain loss rates are met.  We are considered the primary beneficiary of the remaining trust and as a result, the assets of the trust and the related liabilities have been consolidated on our balance sheet.  As of December 31, 2010 and 2009, the remaining trust had $0.9 million and $4.3 million, respectively, in assets available to pay claims.  As of December 31, 2010, there was a nominal related claims reserve and as of December 31, 2009, there was a related claims reserve of $3.5 million.  The trust assets are included in restricted cash and cash equivalents and restricted securities available for sale.  The claims reserve is included in accounts payable and accrued liabilities in the consolidated balance sheets.  A third party insures claims in excess of funds in the trust account.

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

Other Income

Other income consists of the following:

(In thousands)	For the Years Ended December 31,
	2010	2009	2008
Dealer support products and services	$7,184	$7,011	$6,630
Marketing income	5,798	6,276	4,198
Vehicle service contract and GAP profit sharing income	4,083	228	3,738
Dealer enrollment fees	2,743	1,943	1,905
Interest income	108	394	2,019
Other	1,510	1,770	2,906
Total	$21,426	$17,622	$21,396

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Dealer support products and services revenue primarily consists of remarketing fees retained from the sale of repossessed vehicles by VRS, our wholly-owned subsidiary that is responsible for remarketing vehicles for Credit Acceptance.  VRS coordinates vehicle repossessions with a nationwide network of repossession agents, the redemption of the vehicle by the consumer, or the sale of the vehicle through a nationwide network of vehicle auctions.  VRS recognizes income from the retained fees at the time of the sale and does not retain a fee if a repossessed vehicle is redeemed by the consumer prior to the sale.  Dealer support products and services revenue also includes income from products and services provided to Dealer-Partners to assist with their vehicle inventory and is recognized in the period the service is provided.

Marketing income primarily consists of payments received on a monthly basis from vendors that process payments.  We recognize marketing income in the period the services are provided.  Marketing income also includes fees we receive from third parties for providing Dealer-Partners in certain states the ability to purchase Global Positioning Systems (“GPS”) with Starter Interrupt Devices (“SID”).  Through this program, Dealer-Partners can install a GPS-based SID (“GPS-SID”) on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle.  Dealer-Partners purchase the GPS-SID directly from third parties and the third parties pay us a marketing fee for each device sold.  GPS-SID revenue is recognized when the unit is sold and installed in the consumer’s vehicle.

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

Interest income primarily includes income on restricted cash relating to collections on securitized Loans and vehicle service contract trust accounts and is recognized in the period earned.

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

Loans Receivable and Allowance for Credit Losses

Consumer Loan Assignment.  For accounting purposes, a Consumer Loan is considered to have been assigned to us after all of the following has occurred:

•	the consumer and Dealer-Partner have signed a Consumer Loan contract;
•	we have received the original Consumer Loan contract and supporting documentation;
•	we have approved all of the related stipulations for funding; and
•	we have provided funding to the Dealer-Partner in the form of either an advance under the Portfolio Program or one-time purchase payment under the Purchase Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Portfolio Segments and Classes:  We are considered to be a lender to our Dealer-Partners for Consumer Loans assigned under our Portfolio Program and a purchaser of Consumer Loans assigned under our Purchase Program.  As a result, our Loan portfolio consists of two portfolio segments: Dealer Loans and Purchased Loans.  We have only one class of Consumer Loans assigned under our programs, which are retail installment contracts with deteriorated credit quality that were originated by Dealer-Partners to finance consumer purchases of vehicles and related ancillary products.

Dealer Loans.  Amounts advanced to Dealer-Partners for Consumer Loans assigned under the Portfolio Program are recorded as Dealer Loans and are aggregated by Dealer-Partner for purposes of recognizing revenue and evaluating impairment.  We account for Dealer Loans in a manner consistent with loans acquired with deteriorated credit quality.  The outstanding balance of each Dealer Loan included in Loans receivable is comprised of the following:

•	the aggregate amount of all cash advances paid;
•	finance charges;
•	Dealer Holdback payments;
•	accelerated Dealer Holdback payments; and
•	recoveries.

Less:
•	collections (net of certain collection costs); and
•	write-offs.

An allowance for credit losses is maintained at an amount that reduces the net asset value (Dealer Loan balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the time of assignment.  This allowance calculation is completed for each individual Dealer-Partner.  The discounted value of future cash flows is comprised of estimated future collections on the Consumer Loans, less any estimated Dealer Holdback payments.  We write off Dealer Loans once there are no forecasted future collections on any of the associated Consumer Loans, which generally occurs 120 months after the last Consumer Loan assignment.

Future collections on Dealer Loans are forecasted based on the historical performance of Consumer Loans with similar characteristics, adjusted for recent trends in payment patterns.  Dealer Holdback is forecasted based on the expected future collections and current advance balance of each Dealer Loan.  Cash flows from any individual Dealer Loan are often different than estimated cash flows at the time of assignment.  If such difference is favorable, the difference is recognized prospectively into income over the remaining life of the Dealer Loan through a yield adjustment.  If such difference is unfavorable, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  Because differences between estimated cash flows at the time of assignment and actual cash flows occur often, an allowance is required for a significant portion of our Dealer Loan portfolio.  An allowance for credit losses does not necessarily indicate that a Dealer Loan is unprofitable, and in recent years, very seldom are cash flows from a Dealer Loan insufficient to repay the initial amounts advanced to the Dealer-Partner.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Purchased Loans.  Amounts paid to Dealer-Partners for Consumer Loans assigned under the Purchase Program are recorded as Purchased Loans and are aggregated into pools based on the month of purchase for purposes of recognizing revenue and evaluating impairment.  We account for Purchased Loans as loans acquired with deteriorated credit quality.  The outstanding balance of each Purchased Loan pool included in Loans receivable is comprised of the following:

•	the aggregate amount of all amounts paid during the month of purchase to purchase Consumer Loans from Dealer-Partners;
•	finance charges; and
•	recoveries.

Less:
•	collections (net of certain collection costs); and
•	write-offs.

An allowance for credit losses is maintained at an amount that reduces the net asset value (Purchased Loan pool balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the time of assignment.  This allowance calculation is completed for each individual pool of Purchased Loans.  The discounted value of future cash flows is comprised of estimated future collections on the pool of Purchased Loans.  We write off pools of Purchased Loans once there are no forecasted future collections on any of the Purchased Loans included in the pool, which generally occurs 120 months after the month of purchase.

Future collections on Purchased Loans are forecasted based on the historical performance of Consumer Loans with similar characteristics, adjusted for recent trends in payment patterns.  Cash flows from any individual pool of Purchased Loans are often different than estimated cash flows at the time of assignment.  If such difference is favorable, the difference is recognized prospectively into income over the remaining life of the pool of Purchased Loans through a yield adjustment.  If such difference is unfavorable, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.

Credit Risk:  Substantially all of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories or higher debt-to-income ratios than are permitted by traditional lenders.  Consumer Loans made to these individuals generally entail a higher risk of delinquency, default and repossession and higher losses than loans made to consumers with better credit.  Since most of our revenue and cash flows are generated from these Consumer Loans, our ability to accurately forecast Consumer Loan performance is critical to our business and financial results.  At the time the Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan.  Based on these forecasts, an advance or one-time purchase payment is made to the related Dealer-Partner at a price designed to achieve an acceptable return on capital.  We use a statistical model that considers a number of credit quality indicators to estimate the expected collection rate for each Consumer Loan at the time of assignment.  Since all known, significant credit quality indicators have already been factored into our forecasts and pricing, we are not able to use any credit quality indicators to predict or explain variances in actual performance from our initial expectations.  Any variances in performance from our initial expectations are the result of Consumer Loans performing differently than historical Consumer Loans with similar characteristics.

When overall forecasted collection rates underperform our initial expectations for certain Consumer Loan assignment periods, the decline in forecasted collections has a more adverse impact on Purchased Loans than Dealer Loans.  For Purchased Loans, the decline in forecasted collections is absorbed entirely by us.  For Dealer Loans, the decline in the forecasted collections is substantially offset by a decline in forecasted payments of Dealer Holdback.

Forecast Methodology Changes and Modifications.  For the years ended December 31, 2010 and 2009, we did not make any methodology changes or significant modifications to our forecasts of future collections on Consumer Loans.  For the year ended December 31, 2008, we implemented a new forecasting methodology and made significant modifications to our forecasts of future collections on Consumer Loans, which are described more fully in Note 4 to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

Costs incurred during the application development stage of software developed for internal use are capitalized and generally amortized on a straight-line basis over five years.  Costs incurred to maintain existing product offerings are expensed as incurred. For additional information regarding our property and equipment, see Note 6 to the consolidated financial statements.

Deferred Debt Issuance Costs

As of December 31, 2010 and 2009, deferred debt issuance costs were $15.6 million and $6.4 million, respectively, and are included in other assets in the consolidated balance sheets.  Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for term secured financings and senior notes and the straight-line method for lines of credit and revolving secured financings.

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

We follow a two-step approach for recognizing uncertain tax positions.  First, we evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any.  Second, for positions that we determine are more-likely-than-not to be sustained, we recognize the tax benefit as the largest benefit that has a greater than 50% likelihood of being sustained.  We establish a liability for unrecognized tax benefits and related interest and penalties.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  We recognize interest and penalties related to uncertain tax positions in the provision for income taxes.  For additional information regarding our income taxes, see Note 10 to the consolidated financial statements.

Derivative and Hedging Instruments

We rely on various sources of financing, some of which contain floating rates of interest and expose us to risks associated with increases in interest rates.  We manage such risk primarily by entering into interest rate cap and interest rate swap agreements (“derivative instruments”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

For additional information regarding our derivative and hedging instruments, see Note 8 to the consolidated financial statements.

Stock Compensation Plans

We apply a fair-value-based measurement method in accounting for stock-based payment transactions with team members.  We recognize stock-based compensation expense over the requisite service period of the grant as salaries and wages expense.  As of December 31, 2010, we have three stock-based compensation plans for team members and non-employee directors, which are described more fully in Note 11 to the consolidated financial statements.

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our team members.  We offer matching contributions to the 401(k) plan based on each enrolled team members’ eligible annual gross pay (subject to statutory limitations).  Effective January 1, 2010, the maximum employer contribution rate was increased to 3.5 percent up from the 3.0 percent maximum employer contribution rate offered during January 1, 2009 to December 31, 2009.  Prior to January 1, 2009, the maximum matching employer contribution amount was $1,250 for each enrolled team member.  For the years ended December 31, 2010, 2009 and 2008, we recognized compensation expense of $1.4 million, $1.0 million, and $0.5 million, respectively, for our matching contributions to the plan.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expenses were $0.1 million for the year ended December 31, 2010.  There were nominal advertising expenses for the year ended December 31, 2009 and advertising expenses were $0.4 million for the year ended December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

New Accounting Pronouncements and Updates

Accounting for Transfers of Financial Assets.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 was incorporated into the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) through Accounting Standards Update (“ASU”) No. 2009-16 and is intended to improve the information provided in financial statements about the transfer of financial assets and the effects of the transfer on financial position and performance, and cash flows for transfers occurring on or after the effective date.  The adoption on January 1, 2010 did not have a material impact on our consolidated financial statements.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  In July 2010, the FASB issued ASU No. 2010-20 which amends Topic 310 (Receivables).  ASU 2010-20 was intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, comparative disclosures are provided for those reporting periods ending after initial adoption.  While ASU 2010-20 did not have a material impact on our consolidated financial statements, it expanded our disclosures related to Loans Receivable and Allowance for Credit Losses.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. In October, 2010, the FASB issued ASU No. 2010-26, which amends Topic 944 (Financial Services – Insurance).  ASU No. 2010-26 is intended to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments specify which costs incurred in the acquisition of new and renewal contracts should be capitalized.  ASU No. 2010-26 is effective for fiscal years beginning after December 15, 2011. While the guidance in this ASU is required to be applied prospectively upon adoption, retrospective application is also permitted (to all prior periods presented). Early adoption is also permitted, but only at the beginning of an entity’s annual reporting period.  The adoption of guidance within ASU No. 2010-26 beginning on January 1, 2012 is not expected to have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Concluded)

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current presentation.  We have changed the presentation of our consolidated statement of cash flows to reflect the increased significance of debt issuance costs during the current period.  Under our current presentation, payments of debt issuance costs are presented as a separate financing activity and the related amortization is presented within operating activities as depreciation and amortization.  Under our previous presentation, payments of debt issuance costs and the related amortization were presented as a net change in other assets within operating activities.  We have also changed the presentation of our consolidated statement of cash flows to present advances to Dealer-Partners and accelerated payments of Dealer Holdback as separate investing activities.  Under our previous presentation, advances to Dealer-Partners and accelerated payments of Dealer Holdback were presented as a combined investing activity.

Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2010, for items that could potentially be recognized or disclosed in these financial statements.  For additional information regarding subsequent events, see Note 14 of these consolidated financial statements.

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

Derivative Instruments.  The fair value of interest rate caps and interest rate swaps are based on quoted prices for similar instruments in active markets, which are influenced by a number of factors, including interest rates, notional amount of the derivative, and number of months until maturity.

Liabilities.  The fair value of debt is determined using quoted market prices, if available, or calculated using the estimated value of each debt instrument based on current rates offered to us for debt with similar maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS – (Concluded)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In thousands)	As of December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$3,792	$3,792	$2,170	$2,170
Restricted cash and cash equivalents	66,536	66,536	82,456	82,456
Restricted securities available for sale	805	805	3,121	3,121
Net investment in Loans receivable	1,218,013	1,224,830	1,050,013	1,056,059
Derivative instruments	56	56	82	82

Liabilities
Line of credit	$136,700	$136,700	$97,300	$97,300
Secured financing	300,100	302,377	404,597	404,725
Mortgage note	4,523	4,523	4,744	4,757
Senior notes	244,344	261,250	-	-
Derivative instruments	176	176	1,445	1,445

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

The following table provides the fair value measurements of applicable assets and liabilities, measured at fair value on a recurring basis, as of December 31, 2010 and 2009:

(In thousands)	As of December 31, 2010			As of December 31, 2009
	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets
Restricted securities available for sale	$805	$-	$805	$3,121	$-	$3,121
Derivative instruments	-	56	56	-	82	82

Liabilities
Derivative instruments	$-	$176	$176	$-	$1,445	$1,445

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.	LOANS RECEIVABLE

Loans receivable consists of the following:

(In thousands)	As of December 31, 2010
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,082,039	$262,842	$1,344,881
Allowance for credit losses	(113,227)	(13,641)	(126,868)
Loans receivable, net	$968,812	$249,201	$1,218,013

	As of December 31, 2009
	Dealer Loans	Purchased Loans	Total
Loans receivable	$869,603	$297,955	$1,167,558
Allowance for credit losses	(108,792)	(8,753)	(117,545)
Loans receivable, net	$760,811	$289,202	$1,050,013

A summary of changes in Loans receivable is as follows:

(In thousands)	For the Year Ended December 31, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$869,603	$297,955	$1,167,558
New Consumer Loan assignments (1)	786,909	100,430	887,339
Principal collected on Loans receivable	(632,616)	(153,331)	(785,947)
Accelerated Dealer Holdback payments	32,629	-	32,629
Dealer Holdback payments	44,220	-	44,220
Transfers (2)	(17,807)	17,807	-
Write-offs	(3,043)	(143)	(3,186)
Recoveries	2,318	124	2,442
Net change in other loans	(207)	-	(207)
Currency translation	33	-	33
Balance, end of period	$1,082,039	$262,842	$1,344,881

(In thousands)	For the Year Ended December 31, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$823,567	$325,185	$1,148,752
New Consumer Loan assignments (1)	516,093	103,283	619,376
Principal collected on Loans receivable	(515,847)	(145,399)	(661,246)
Accelerated Dealer Holdback payments	17,372	-	17,372
Dealer Holdback payments	44,269	-	44,269
Transfers (2)	(14,935)	14,935	-
Write-offs	(4,234)	(95)	(4,329)
Recoveries	2,996	46	3,042
Net change in other loans	152	-	152
Currency translation	170	-	170
Balance, end of period	$869,603	$297,955	$1,167,558

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.	LOANS RECEIVABLE – (Continued)

	For the Year Ended December 31, 2008
(In thousands)	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$804,245	$140,453	$944,698
New Consumer Loan assignments (1)	506,070	280,326	786,396
Principal collected on Loans receivable	(506,600)	(103,429)	(610,029)
Accelerated Dealer Holdback payments	18,426	-	18,426
Dealer Holdback payments	58,503	-	58,503
Transfers (2)	(7,953)	7,953	-
Write-offs	(48,966)	(146)	(49,112)
Recoveries	-	28	28
Net change in other loans	120	-	120
Currency translation	(278)	-	(278)
Balance, end of period	$823,567	$325,185	$1,148,752

(1)
The Dealer Loans amount represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program.  The Purchased Loans amount represents one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.

(2)
Under our Portfolio Program, certain events may result in Dealer-Partners forfeiting their rights to Dealer Holdback.  We transfer the Dealer-Partner’s outstanding Dealer Loan balance to Purchased Loans in the period this forfeiture occurs.

A summary of changes in the allowance for credit losses is as follows:

(In thousands)	For the Year Ended December 31, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$108,792	$8,753	$117,545
Provision for credit losses	5,130	4,907	10,037
Write-offs	(3,043)	(143)	(3,186)
Recoveries	2,318	124	2,442
Currency translation	30	-	30
Balance, end of period	$113,227	$13,641	$126,868

	For the Year Ended December 31, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,831	$17,004	$130,835
Provision for credit losses	(3,962)	(8,202)	(12,164)
Write-offs	(4,234)	(95)	(4,329)
Recoveries	2,996	46	3,042
Currency translation	161	-	161
Balance, end of period	$108,792	$8,753	$117,545

	For the Year Ended December 31, 2008
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$133,201	$944	$134,145
Provision for credit losses	29,851	16,178	46,029
Write-offs	(48,966)	(146)	(49,112)
Recoveries	-	28	28
Currency translation	(255)	-	(255)
Balance, end of period	$113,831	$17,004	$130,835

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.	LOANS RECEIVABLE – (Concluded)

Forecast Methodology Changes and Modifications.  For the years ended December 31, 2010 and 2009, while we experienced improvements in forecasted collection rates, we did not make any methodology changes or significant modifications to our forecasts of future collections on Consumer Loans.  During the first quarter of 2008, we implemented a new methodology for forecasting future collections on Consumer Loans.  The new methodology increased the dollar amount of overall forecasted collections by 0.3%.  While the new methodology produces overall collection rates that are very similar to those produced by the prior methodology, the new methodology utilizes a more sophisticated approach which allows us to expand the number of variables on which the forecast is based.  As a result, we believe the new forecast improves the precision of our estimates in two respects: (i) the new forecast is believed to be more accurate when applied to a smaller group of Consumer Loans, which allows us to forecast more accurately at the dealer pool level and more precisely measure the performance of specific segments of our portfolio and (ii) the new forecast is believed to be more sensitive to changes in Consumer Loan performance and will allow us to react more quickly to changes in Consumer Loan performance.  Implementation of the new methodology resulted in a reversal of $3.4 million in provision for credit losses on Dealer Loans as higher forecasted collections reduced the amount of Loan impairment.  In conjunction with our implementation of the new forecasting methodology, we reevaluated our forecast of future collections on old, fully-reserved Dealer Loans.  As a result, we wrote off $22.7 million of Dealer Loans and the related allowance for credit losses as we were no longer forecasting any future collections on these Dealer Loans.  This write-off had no impact on net income for the first quarter of 2008 as all of these Dealer Loans were fully-reserved.

Our forecast of future collections prior to the second quarter of 2008 assumed that Consumer Loans within our current portfolio would produce similar collection rates as produced by historical Consumer Loans with the same attributes.  During the second quarter of 2008, actual collection rates were less than our forecast, and the economic environment began to deteriorate.  As a result, we modified our forecast to assume that Consumer Loans assigned during 2006, 2007 and 2008 would perform 100 to 300 basis points lower than historical Consumer Loans with the same attributes.  As a result, we reduced our estimate of future cash flows by $22.2 million, or 1.7% of the total undiscounted cash flow stream expected from our Loan portfolio.  Of the total reduction, $20.8 million was recorded as provision for credit losses during the second quarter of 2008, of which $15.5 million and $5.3 million were related to Dealer Loans and Purchased Loans, respectively.  We did not modify our forecast related to 2005 and prior Consumer Loans as these Consumer Loans continued to perform as expected.

During the fourth quarter of 2008, we again realized lower than expected collection rates and as a result implemented an additional modification to our forecasting methodology.  This modification reduced estimated future net cash flows by $9.5 million, or 0.7% of the total undiscounted cash flow stream expected from our Loan portfolio.  The adjustment impacted only Consumer Loans assigned during the fourth quarter of 2007 and during 2008.  Forecasted collection rates on Consumer Loans assigned on or before September 30, 2007 were not modified as collection results during the fourth quarter of 2008 were consistent with our expectations.  In addition, during the fourth quarter of 2008, we revised the estimated timing of future collections to reflect declining trends in Consumer Loan prepayments.  During 2008, we experienced a reduction in prepayments, which typically result from payoffs that occur when consumers reestablish a positive credit history, trade-in their vehicle, and finance another vehicle purchase with a more traditional auto loan.  As the availability of traditional financing was curtailed during this period as a result of economic conditions, prepayment rates had declined.  As a result of these forecast modifications, we recognized a provision for credit losses of $10.6 million during the fourth quarter of 2008, of which $4.3 million and $6.3 million were related to Dealer Loans and Purchased Loans, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.	LEASED PROPERTIES

We lease office space and office equipment.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.  Total rental expense from continuing operations on all operating leases was $1.0 million, $1.3 million and $1.0 million for 2010, 2009 and 2008, respectively.  Contingent rentals under the operating leases were insignificant.  Our total minimum future lease commitments under operating leases as of December 31, 2010 are as follows:

(In thousands)
Year	Minimum Future Lease Commitments
2011	$704
2012	654
2013	493
2014	332
2015	-
Thereafter	-
Total	$2,183

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In thousands)	As of December 31,
	2010	2009
Land and land improvements	$2,251	$2,251
Building and improvements	11,843	11,790
Data processing equipment and software	33,536	34,765
Office furniture and equipment	2,941	2,937
Leasehold improvements	111	111
Total property and equipment	50,682	51,854
Less:
Accumulated depreciation on property and equipment	(34,371)	(30,581)
Accumulated depreciation on capital leased assets	-	(2,538)
Total accumulated depreciation	(34,371)	(33,119)
Total property and equipment, net	$16,311	$18,735

Our capital leased assets included in property and equipment were zero and $2.7 million as of December 31, 2010 and 2009, respectively.  Depreciation expense on property and equipment, including capital leased assets, was $4.4 million, $5.1 million, and $5.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

For the years ended December 31, 2010, 2009 and 2008, we capitalized software developed for internal use of $1.9 million, $1.0 million, and $3.4 million, respectively.  As of December 31, 2010 and 2009, capitalized software costs, net of accumulated depreciation, totaled $2.9 million and $4.1 million, respectively.

During 2010, we determined that we would no longer use certain components of software that we were developing for internal use.  As a result, the costs we had previously capitalized related to these software components were considered impaired.  We recognized impairment of $1.4 million for the year ended December 31, 2010, of which $0.7 million was included in salaries and wages expense and $0.7 million was included in general and administrative expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.	DEBT

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) asset-backed secured financings (“Term ABS”) with qualified institutional investors; and (4) Senior Secured Notes due 2017 issued pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (“Senior Notes”).  General information for each of our financing transactions in place as of December 31, 2010 is as follows:

(Dollars in thousands)
Financings	Wholly-owned Subsidiary	Issue Number	Close Date	Maturity Date	Financing Amount	Interest Rate as of December 31, 2010
Revolving Secured Line of Credit	n/a	n/a	June 9, 2010	June 22, 2012	$170,000	At our option, either the Eurodollar rate plus 225 basis points or the prime rate plus 125 basis points
Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding Corp. II	2003-2	June 16, 2010	June 15, 2013 (2)	$325,000	Commercial paper rate plus 350 basis points or LIBOR plus 450 basis points (4) (5)
Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding III, LLC	2008-2	September 10, 2010	September 10, 2013 (6)	$75,000	Commercial paper rate plus 300 basis points or LIBOR plus 300 basis points (3) (4) (5)
Term ABS 2009-1 (1)	Credit Acceptance Funding LLC 2009-1	2009-1	December 3, 2009	May 15, 2011 (2)	$110,500	Fixed rate
Term ABS 2010-1 (1)	Credit Acceptance Funding LLC 2010-1	2010-1	November 4, 2010	October 15, 2012 (2)	$100,500	Fixed rate
Senior Notes	n/a	n/a	February 1, 2010	February 1, 2017	$250,000	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.
(2)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the contributed assets.
(3)	A portion of the outstanding balance is a floating rate obligation that has been converted to a fixed rate obligation via an interest rate swap.
(4)	The LIBOR rate is used if funding is not available from the commercial paper market.
(5)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.
(6)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2014 will be due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.	DEBT – (Continued)

Additional information related to the amounts outstanding on each facility is as follows:

(In thousands)	For the Years Ended December 31,
	2010	2009
Revolving Secured Line of Credit
Maximum outstanding balance	$141,500	$128,900
Average outstanding balance	64,788	90,494

Revolving Secured Warehouse Facility (2003-2)
Maximum outstanding balance	$180,000	$325,000
Average outstanding balance	81,101	260,798

Revolving Secured Warehouse Facility (2008-2)
Maximum outstanding balance	$75,000	$75,000
Average outstanding balance	66,000	55,068

(Dollars in thousands)	As of December 31,
	2010	2009
Revolving Secured Line of Credit
Balance outstanding	$136,700	$97,300
Letter(s) of credit	500	514
Amount available for borrowing (2)	32,800	42,186
Interest rate	3.03%	4.25%

Revolving Secured Warehouse Facility (2003-2)
Balance outstanding	$49,100	$152,600
Amount available for borrowing (2)	275,900	172,400
Contributed eligible Loans	83,652	192,921
Interest rate	3.82%	5.24%

Revolving Secured Warehouse Facility (2008-2)
Balance outstanding	$40,000	$75,000
Amount available for borrowing (2)	35,000	-
Contributed eligible Loans	70,950	94,073
Interest rate	3.94%	4.36%

Term ABS 2008-1
Balance outstanding	$-	$66,497
Contributed eligible Loans	-	142,267
Interest rate	-	6.37%

Term ABS 2009-1
Balance outstanding	$110,500	$110,500
Contributed eligible Loans	142,490	142,315
Interest rate	4.40%	4.40%

Term ABS 2010-1
Balance outstanding	$100,500	$-
Contributed eligible Loans	127,054	-
Interest rate	2.36%	-

Senior Notes
Balance outstanding (1)	$244,344	$-
Interest rate	9.13%	-

(1) Senior Notes presented net of unamortized debt discount of $5.7 million.
(2) Availability may be limited by the amount of eligible Loans contributed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.	DEBT – (Continued)

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

The financings create indebtedness for which the subsidiaries are liable and which is secured by all the assets of each subsidiary.  Such indebtedness is non-recourse to us, even though we are consolidated for financial reporting purposes with the subsidiaries.  Because the subsidiaries are organized as legal entities separate from us, their assets (including the conveyed Loans) are not available to our creditors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.	DEBT – (Continued)

Interest on borrowings under the $325.0 million revolving secured warehouse facility has been limited through interest rate cap agreements to a maximum rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable.  Interest on borrowings for a portion of the $75.0 million revolving secured warehouse facility has also been limited through interest rate cap agreements to a maximum rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable.  We have also entered into an interest rate swap to convert $25.0 million of the $75.0 million revolving secured warehouse facility into fixed rate debt bearing an interest rate of 4.36%.  For additional information, see Note 8 of these consolidated financial statements.

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

Term ABS Financings

In 2008, 2009, and 2010, three of our wholly-owned subsidiaries (the “Funding LLCs”), each completed a secured financing transaction.  In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC.  In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors.  The Term ABS 2008-1 ceased to revolve on April 15, 2009 and was paid in full during the second quarter of 2010.  The Term ABS 2010-1 and 2009-1 transactions consist of three classes of notes.  The Class A Notes were rated by S&P and DBRS, Inc. for both secured financing transactions. The Class B Notes were rated by S&P for both secured financing transactions.  The Class C Notes for both secured financing transactions do not bear interest, were not rated and have been retained by us.

Each financing at the time of issuance has a specified revolving period during which we may be required, and are likely, to convey additional Loans to each Funding LLC.  Each Funding LLC will then convey the Loans to their respective trust.  At the end of the revolving period, the debt outstanding under each financing will begin to amortize.

The financings create indebtedness for which the trusts are liable and which is secured by all the assets of each trust.  Such indebtedness is non-recourse to us, even though we are consolidated for financial reporting purposes with the trusts and the Funding LLCs.  Because the Funding LLCs are organized as legal entities separate from us, their assets (including the conveyed Loans) are not available to our creditors.  We receive a monthly servicing fee on each financing equal to 6% of the collections received with respect to the conveyed Loans.  The fee is paid out of the collections.  Except for the servicing fee and Dealer Holdback payments due to Dealer-Partners, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full.  If a facility is not amortizing, the applicable subsidiary may be entitled to retain a portion of such collections provided that the borrowing base requirements of the facility are satisfied.  However, in our capacity as servicer of the Loans, we do have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs and/or the trusts under certain specified circumstances.  Alternatively, when a trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust.  The collections will then be available to be distributed to us as the sole member of the respective Funding LLC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.	DEBT – (Continued)

The table below sets forth certain additional details regarding the outstanding Term ABS Financings:

(Dollars in thousands)
Term ABS Financings	Issue Number	Close Date	Net Book Value of Dealer Loans Conveyed at Closing	Revolving Period	Expected Annualized Rates (1)
Term ABS 2009-1	2009-1	December 3, 2009	$142,301	18 months (Through May 15, 2011)	5.2%
Term ABS 2010-1	2010-1	November 4, 2010	$126,751	24 months (Through October 15, 2012)	3.1%

(1)	Includes underwriter’s fees and other costs.

Senior Notes

During the first quarter of 2010, we issued $250.0 million aggregate principal amount of 9.125% First Priority Senior Notes.  The Senior Notes were issued pursuant to an indenture, dated as of February 1, 2010 (the “Indenture”), among us, BVPP and VRS, as guarantors (the “Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”).

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

Mortgage Loan

During 2009, the mortgage note on our Southfield headquarters was amended to extend the maturity date from June 9, 2009 to June 22, 2014.  Additionally, the interest rate on the note was increased from 5.35% to 5.70%.  There was $4.5 million and $4.7 million outstanding on this loan as of December 31, 2010 and 2009, respectively.

Capital Lease Obligations

We did not have any capital lease obligations outstanding as of December 31, 2010.  We had various capital lease obligations outstanding for computer equipment as of December 31, 2009 of $0.3 million with interest rates ranging from 6.41% to 8.59%.  The capital lease obligations had maturity dates between June 2010 and October 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.	DEBT – (Concluded)

Letters of Credit

Letters of credit are issued by a commercial bank syndicate and reduce amounts available under our revolving secured line of credit.  As of December 31, 2010, we had one letter of credit outstanding of $0.5 million.  As of December 31 2009, we had two letters of credit outstanding of $0.5 million.  The letters of credit are required by regulatory agencies and relate to reinsurance agreements.  The letter of credit expires on October 31, 2011, at which time it will be automatically extended for a period of one year unless we are notified otherwise by the commercial bank syndicate.

Principal Debt Maturities

The scheduled principal maturities of our debt as of December 31, 2010 are as follows:

(In thousands)
Year	Revolving Secured Line of Credit Facility	Revolving Secured Warehouse Facilities	Term ABS Financings (1)	Senior Notes (2)	Mortgage Note	Total
2011	$-	$-	$54,338	$-	$235	$54,573
2012	136,700	-	70,526	-	248	207,474
2013	-	32,103	86,136	-	263	118,502
2014	-	56,997	-	-	3,777	60,774
2015	-	-	-	-	-	-
Thereafter	-	-	-	250,000	-	250,000
Total	$136,700	$89,100	$211,000	$250,000	$4,523	$691,323

(1)	The principal maturities of the Term ABS transactions are estimated based on forecasted collections.
(2)	The amounts are presented on a gross basis to exclude the unamortized debt discount of $5.7 million.

Debt Covenants

As of December 31, 2010, we are in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our assets to debt and a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our revolving secured warehouse facilities and Term ABS financing also contain covenants that measure the performance of the contributed assets.  As of December 31, 2010, we were in compliance with all such covenants.  As of the end of the year, we are also in compliance with our covenants under the Senior Notes Indenture.  The Indenture includes covenants that limit the maximum ratio of our funded debt to tangible net worth and also require a minimum collateral coverage ratio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.	DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We purchase interest rate cap agreements to manage the interest rate risk on certain borrowings.

As of December 31, 2010, we had interest rate cap agreements to manage the interest rate risk on our $325.0 million revolving secured warehouse facility with various maturities between February 2011 and May 2012.  We also had an interest rate cap agreement that matures on September 19, 2013 to manage the interest rate risk on a portion of our $75.0 million revolving secured warehouse facility.  These instruments limit the interest rate on both revolving secured warehouse facilities to 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable.

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

Interest Rate Swaps.  As of December 31, 2010 we had an interest rate swap outstanding, which matures in August 2011, to convert $25.0 million of the $75.0 million 2008-2 revolving secured warehouse facility into fixed rate debt, bearing an interest rate of 4.36%.  This interest rate swap has been designated as a cash flow hedging instrument.

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

As of December 31, 2010, we had minimal exposure to credit loss on the outstanding interest rate swap.  We do not believe that any reasonably likely change in interest rates would have a materially adverse effect on our financial position, our results of operations or our cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.	DERIVATIVE INSTRUMENTS – (Concluded)

Information related to the fair values of derivative instruments in our consolidated balance sheets as of December 31, 2010 and December 31, 2009 is as follows:

(In thousands)		Fair Value
		as of December 31,
	Balance Sheet location	2010	2009
Derivatives designated as hedging instruments
Liability Derivatives
Interest rate swap	Accounts payable and accrued liabilities	$176	$1,445

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate caps	Other assets	$56	$82

Total Asset Derivatives		$56	$82
Total Liability Derivatives		$176	$1,445

Information related to the effect of derivative instruments designated as hedging instruments on our consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 is as follows:

(In thousands)
Derivatives in Cash Flow Hedging Relationships	Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)			Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Years Ended December 31,				For the Years Ended December 31,
	2010	2009	2008	Location	2010	2009	2008
Interest rate swap	$523	$(1,017)	$(4,903)	Interest expense	$(746)	$(3,641)	$(835)

As of December 31, 2010, we expect to reclassify losses of $0.2 million from accumulated other comprehensive income into income during the next twelve months.

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 is as follows:

(In thousands)
Derivatives Not Designated as Hedging Instruments		Amount of (Loss)/ Gain Recognized in Income on Derivative
		For the Years Ended December 31,
	Location	2010	2009	2008
Interest rate caps	Interest expense	$(159)	$(112)	$(117)
Interest rate swap	Interest expense	(590)	106	(1,193)
Total		$(749)	$(6)	$(1,310)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9.	RELATED PARTY TRANSACTIONS

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

Affiliated Dealer Loan balances were $9.0 million and $12.7 million as of December 31, 2010 and 2009, respectively.  Affiliated Dealer Loan balances were 0.8% and 1.5% of total consolidated Dealer Loan balances as of December 31, 2010 and 2009, respectively.  A summary of related party Loan activity is as follows:

(In thousands)	For the Years Ended December 31,
	2010		2009		2008
	Affiliated Dealer-Partner activity	% of consolidated	Affiliated Dealer-Partner activity	% of consolidated	Affiliated Dealer-Partner activity	% of consolidated
Dealer Loan revenue	$3,097	1.0%	$3,714	1.5%	$4,045	1.9%
New Consumer Loan assignments (1)	3,473	0.4%	5,690	0.9%	9,854	1.3%
Accelerated Dealer Holdback payments	285	0.9%	287	1.6%	471	2.6%
Dealer Holdback payments	1,788	4.0%	1,787	4.0%	2,121	3.6%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.

Our majority shareholder and Chairman has indirect control over entities that, in the past, offered secured lines of credit to automobile dealers, and has the right or obligation to reacquire these entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10.	INCOME TAXES

The income tax provision, excluding the results of the discontinued United Kingdom operations, consists of the following:

(In thousands)	For the Years Ended December 31,
	2010	2009	2008
Income (loss) from continuing operations before provision for income taxes:
Domestic	$253,490	$228,885	$107,319
Foreign	7	153	(307)
	$253,497	$229,038	$107,012

Current provision (benefit) for income taxes:
Federal	$66,316	$63,321	$23,800
State	3,651	2,197	3,333
Foreign	(66)	(7)	(27)
	69,901	65,511	27,106
Deferred provision (benefit) for income taxes:
Federal	16,654	15,120	13,541
State	(2,837)	3,583	(1,783)
Foreign	46	-	5
	13,863	18,703	11,763
Interest and penalties (benefit) expense:
Interest	(222)	(29)	1,227
Penalties	(152)	(1,193)	(152)
	(374)	(1,222)	1,075
Provision for income taxes	$83,390	$82,992	$39,944

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following:

(In thousands)	As of December 31,
	2010	2009
Deferred tax assets:
Allowance for credit losses	$46,343	$43,070
Stock-based compensation	5,741	6,102
Deferred state net operating loss	2,450	659
Other, net	4,022	3,911
Total deferred tax assets	58,556	53,742

Deferred tax liabilities:
Valuation of Loans receivable	161,232	142,280
Deferred Loan origination costs	2,721	2,318
Other, net	2,680	2,896
Total deferred tax liabilities	166,633	147,494
Net deferred tax liability	$108,077	$93,752

The deferred state net operating loss tax asset arising from the operating loss carry forward for state income tax purposes is expected to expire at various times beginning in 2017, if not utilized.  We do not anticipate expiration of the net operating loss carry forwards prior to their utilization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10.	INCOME TAXES – (Continued)

A reconciliation of the U.S. federal statutory rate to our effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

	For the Years Ended December 31,
	2010	2009	2008
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	0.2%	1.6%	0.9%
Decrease in reserve for uncertain tax positions as a result of settlements and lapsed statutes	-2.4%	-0.1%	-0.4%
Other	0.1%	-0.3%	1.8%
Effective tax rate	32.9%	36.2%	37.3%

The differences between the U.S. federal statutory rate and our effective tax rates for 2010, 2009 and 2008 are primarily due to state income taxes and reserves for uncertain tax positions and related interest and penalties that are included in the provision for income taxes.  The decrease in the effective tax rate for the year ended December 31, 2010, as compared to the same periods in 2009 and 2008, is primarily due to a settlement of the Internal Revenue Service (“IRS”) examination detailed below and related adjustments to accrued tax reserves and interest as well as adjustments to our state tax liability.

The state income taxes for the years ended December 31, 2010, 2009, and 2008 fluctuate due to variability in the amount of income taxable in various state tax jurisdictions and changes in effective state tax rates.  As a result of an adjustment to the deferred tax liability arising from changes in the effective state income tax rate, the effective tax rate for 2009 was increased by approximately 30 basis points, while the effective tax rate for 2008 was reduced by approximately 100 basis points.

On June 7, 2010, we reached a settlement with the IRS which concluded the examination of our federal income tax returns for 2004 through 2008 and closed the respective tax years.  As a result of the settlement, we agreed to pay a total of $7.6 million in federal and state taxes and interest related to these years.  The settlement includes $6.2 million of taxes that represent an acceleration of taxes already provided for in prior periods and the payment did not have an impact on our net income during the reporting periods.  We also concluded that all 2004 through 2008 uncertain federal jurisdiction tax positions taken in previous periods are effectively settled and we recorded a reversal of corresponding accrued reserves and interest.  This reversal had a favorable impact of $6.2 million (after-tax) on our net income for the year ended December 31, 2010.

The following table is a summary of changes in unrecognized tax benefits:

(In thousands)	For the Years Ended December 31,
	2010	2009	2008
Unrecognized tax benefits as of January 1,	$11,830	$12,274	$9,451
Additions based on tax positions related to current year	2,329	2,564	1,897
Additions in tax positions of prior years	11	-	1,081
Reductions in tax positions of prior years	-	(836)	-
Settlements	(5,813)	(559)	-
Reductions as a result of a lapse of the statute of limitations	(542)	(1,613)	(155)
Unrecognized tax benefits as of December 31,	$7,815	$11,830	$12,274

The total amount of unrecognized tax benefit that, if recognized, would favorably affect our effective income tax rate in future periods, was approximately $7.8 million as of December 31, 2010.  Accrued interest and penalties related to uncertain tax positions were $1.4 million and $3.9 million as of December 31, 2010 and 2009, respectively.

We are subject to income tax in multiple federal and state jurisdictions.  Substantially all material foreign tax matters have been concluded through 2009. For state returns, we are generally no longer subject to tax examinations for years prior to 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10.	INCOME TAXES – (Concluded)

During 2010, 2009, and 2008, we remitted substantially all of our accumulated earnings from foreign subsidiaries as profits to the U.S. and accrued or paid U.S. income taxes accordingly.

11.	CAPITAL TRANSACTIONS

Net Income Per Share

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

(In thousands)	For the Years Ended December 31,
	2010	2009	2008
Weighted average shares outstanding:
Common shares	29,141	30,475	30,199
Vested restricted stock units	252	115	51
Basic number of weighted average shares outstanding	29,393	30,590	30,250

Dilutive effect of stock options	336	624	596
Dilutive effect of restricted stock and restricted stock units	256	455	259
Dilutive number of weighted average shares outstanding	29,985	31,669	31,105

There were no stock options, restricted stock or restricted stock units that would be anti-dilutive for the years presented.

Stock Repurchases

In 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  As of December 31, 2010, we had authorization to repurchase up to $29.1 million of our common stock.

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

See Note 14 of the consolidated financial statements for information on a tender offer we commenced subsequent to December 31, 2010.

Stock Compensation Plans

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), the number of shares reserved for granting of restricted stock, restricted stock units, stock options, and performance awards to team members, officers, directors, and contractors at any time prior to April 6, 2019, to 1.5 million shares.  The shares available for future grants under the Incentive Plan totaled 327,218 as of December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.	CAPITAL TRANSACTIONS – (Continued)

A summary of the restricted stock activity under the Incentive Plan for the years ended December 31, 2010, 2009 and 2008 is presented below:

(In thousands, except per share data)
Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2008	202	$23.25
Granted	80	16.54
Vested	(21)	25.71
Forfeited	(16)	21.37
Outstanding as of December 31, 2008	245	$21.65
Granted	122	17.82
Vested	(106)	20.17
Forfeited	(19)	17.78
Outstanding as of December 31, 2009	242	$20.23
Granted	19	40.36
Vested	(143)	21.79
Forfeited	(6)	27.59
Outstanding as of December 31, 2010	112	$21.09

The shares of restricted stock are part of the annual incentive compensation program and are granted annually based on attaining certain individual and company performance criteria.  Based on the terms of individual restricted stock grants, time-based shares vest over a period of three to five years, based on continuous employment, while performance-based shares vest based on the increase in adjusted net income per diluted share, a non-GAAP financial measure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.	CAPITAL TRANSACTIONS – (Continued)

A summary of the restricted stock unit activity under the Incentive Plan for the years ended December 31, 2010, 2009 and 2008 is presented below:

(In thousands, except per share data)	Nonvested		Vested		Total
Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units
Outstanding as of January 1, 2008	300	$26.30	-	$-	300
Granted	400	14.61	-	-	400	(1)
Vested	(60)	26.30	60	26.30	-	(2)
Outstanding as of December 31, 2008	640	$18.99	60	$26.30	700
Granted	101	23.89	-	-	101	(3)
Vested	(60)	26.30	60	26.30	-	(2)
Forfeited	(33)	13.51	-	-	(33)
Outstanding as of December 31, 2009	648	$19.35	120	$26.30	768
Granted	33	39.89	-	-	33	(4)
Vested	(150)	20.24	150	20.24	-	(5)
Forfeited	(10)	39.89	-	-	(10)
Outstanding as of December 31, 2010	521	$19.99	270	$22.94	791

(1)	The distribution date of vested restricted stock units is February 22, 2016.
(2)	The distribution date of vested restricted stock units is February 22, 2014.
(3)	The distribution date of vested restricted stock units is February 22, 2016 for 81 restricted stock units and February 22, 2017 for 20 restricted stock units.
(4)	The distribution date of vested restricted stock units is February 22, 2017.
(5)	The distribution date of vested restricted stock units is February 22, 2014 for 60 restricted stock units and February 22, 2016 for 90 restricted stock units.

The restricted stock units are part of a long-term incentive compensation program.  Each restricted stock unit represents and has a value equal to one share of common stock.  The restricted stock units will be earned over a five year period based upon the compounded annual growth rate in our adjusted economic profit, a non-GAAP financial measure.

Pursuant to our 1992 Stock Option Plan (the "1992 Plan"), we had reserved 8.0 million shares of our common stock for the future granting of options to officers and other team members.  Pursuant to our Director Stock Option Plan (the “Director Plan”), we had reserved 200,000 shares of our common stock for future granting of options to members of our Board of Directors.  The exercise price of the options is no less than the fair market value on the date of the grant.  Options expire ten years from the date of grant.  The 1992 Plan and the Director Plan were terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan.  All options outstanding as of December 31, 2010 and 2009 are vested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.	CAPITAL TRANSACTIONS – (Continued)

Additional stock option information relating to the 1992 Plan and the Director Plan is as follows:

(In thousands, except per share data)	1992 Plan			Director Plan
	Number of Options	Weighted Average Exercise Per Share	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Per Share	Aggregate Intrinsic Value
Outstanding as of January 1, 2008	1,277	$7.91		100	$17.25
Options granted	-	-		-	-
Options exercised	(306)	7.76	$3,004	-	-	$-
Options forfeited	(2)	7.79		-	-
Outstanding as of December 31, 2008	969	$8.14		100	$17.25
Options granted	-	-		-	-
Options exercised	(359)	5.41	$9,200	-	-	$-
Options forfeited	(2)	9.01		-	-
Outstanding as of December 31, 2009	608	$9.75		100	$17.25
Options granted	-	-		-	-
Options exercised	(300)	9.66	$10,038	-	-	$-
Options forfeited	(1)	7.45		-	-
Outstanding as of December 31, 2010	307	$9.84		100	$17.25

Exercisable as of December 31:
2008	969	$8.14	$5,630	100	$17.25	$-
2009	608	$9.75	$19,688	100	$17.25	$2,486
2010	307	$9.84	$16,256	100	$17.25	$4,553

The following tables summarize information about options outstanding under the 1992 Plan and the Director Plan as of December 31, 2010:

(In thousands, except per share data)			Options Outstanding and Exercisable
Range of Exercisable Prices Per Share			Options as of 12/31/10	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price Per Share
1992 Plan
$7.09	-	$9.95	278	1.0	Years	$9.68
$9.96	-	$13.27	24	1.2		$10.24
$16.59	-	$17.05	5	3.2		$17.05
Totals			307	1.1		$9.84

Director Plan
$17.25			100	3.2	Years	$17.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.	CAPITAL TRANSACTIONS – (Concluded)

Stock compensation expense consists of the following:

(In thousands)	For the Years Ended December 31,
	2010	2009	2008
Restricted stock	$938	$2,208	$2,138
Restricted stock units	3,189	4,597	2,171
Total	$4,127	$6,805	$4,309

While the restricted stock units are expected to vest in equal, annual installments over a five-year period, the related stock compensation expense is not recognized on a straight-line basis over this period.  Each installment is accounted for as a separate award and as a result, the fair value of each installment is recognized as stock compensation expense on a straight-line basis over the related vesting period.  The following table details how the expenses associated with restricted stock and restricted stock units, which are expected to be recognized over a weighted average period of 1.1 years, will be recorded assuming performance targets are achieved in the periods currently estimated:

(In thousands)
For the Years Ended December 31,	Restricted Stock Units	Restricted Stock	Total Projected Expense (pre-tax)
2011	$1,877	$465	$2,342
2012	902	106	1,008
2013	429	9	438
2014	59	-	59
Total	$3,267	$580	$3,847

12.	BUSINESS SEGMENT AND OTHER INFORMATION

Business Segment Overview

We identify operating segments as components of our business for which separate financial information is regularly evaluated by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance.  We periodically review and redefine our segment reporting as internal management reporting practices evolve and the components of our business change.  Previously, we reported two business segments: United States and Other.  The United States segment represented our core business of providing auto loans, and related products and services to consumers through our network of Dealer-Partners within the United States.  The Other segment consisted of businesses in liquidation that we strategically decided to exit in prior years.  The Other segment financial results are no longer reviewed on a regular basis by the CODM to allocate resources or assess performance since the liquidation process is near completion.  Instead the CODM reviews consolidated financial statements and metrics to allocate resources and assess performance.  Thus, we have determined that we operate in one reportable operating segment.  The consolidated financial statements reflect the financial results of our one reportable operating segment.

Geographic Information

Our revenues derived outside the United States from continuing operations were less than one percent for the years ended December 31, 2010, 2009, and 2008.  Our long-lived assets and total assets maintained outside the United States were less than one percent for the years ended December 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12.	BUSINESS SEGMENT AND OTHER INFORMATION – (Concluded)

Products and Services Information

Our primary product consists of providing auto loans to consumers, regardless of their credit history, through our network of Dealer-Partners within the United States.  We also provide Dealer-Partners the ability to offer vehicle service contracts and a GAP product to consumers on vehicles financed by us.

Major Customer Information

We did not have any Dealer-Partners that provided 10% or more of our revenue during 2010, 2009 or 2008.  Additionally, no single Dealer-Partner’s Loans receivable balance accounted for more than 10% of total Loans receivable as of December 31, 2010 or 2009.

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

On December 3, 2010, we received a civil investigative demand from the Missouri Attorney General Office relating to our practices regarding collections from Missouri consumers who claim to have not received title from the Dealer-Partner at the time of their purchase.  On January 24, 2011, we provided our response and are in continued discussions with the Attorney General with respect to the demand for information.  We are cooperating with the inquiry.

14.	SUBSEQUENT EVENTS

Tender Offer

On February 9, 2011, we commenced a tender offer to purchase up to 1,904,761 shares of our common stock at a price of $65.625 per share.  The tender offer is scheduled to expire at 5:00 p.m., Eastern Standard Time, on March 10, 2011, subject to our right to extend the offer.  The tender offer is conditioned upon, among other things, consummation of a new debt financing (the “Debt Financing”) on terms reasonably satisfactory to us.  We anticipate that we will obtain all of the funds necessary to purchase shares in the tender offer, and to pay related fees and expenses, through a combination of the proceeds of the Debt Financing and by borrowing under our $170.0 million revolving secured line of credit facility.  The tender offer is being made pursuant to an offer to purchase issued in connection with the tender offer, and this Form 10-K is not an offer to purchase any of our shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

15.	QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of the quarterly financial position and results of operations as of and for the years ended December 31, 2010 and 2009, which have been prepared in accordance with GAAP.

(In thousands, except per share data)	2010
	Quarters Ended
	March 31	June 30	September 30	December 31
Balance Sheets
Loans receivable, net	$1,088,342	$1,134,776	$1,176,118	$1,218,013
All other assets	139,414	120,042	108,167	125,502
Total assets	$1,227,756	$1,254,818	$1,284,285	$1,343,515

Total debt	$498,287	$493,472	$679,561	$685,667
Other liabilities	198,685	179,728	180,299	183,374
Total liabilities	696,972	673,200	859,860	869,041
Shareholders' equity (1)	530,784	581,618	424,425	474,474
Total liabilities and shareholders' equity	$1,227,756	$1,254,818	$1,284,285	$1,343,515
Income Statements
Revenue	$103,262	$111,779	$111,661	$115,433
Costs and expenses	50,805	45,143	46,465	46,225
Income from continuing operations before provision for income taxes	52,457	66,636	65,196	69,208
Provision for income taxes	20,442	17,571	23,149	22,228
Income from continuing operations	32,015	49,065	42,047	46,980
Loss from discontinued operations, net of tax	(5)	(25)	-	-
Net income	$32,010	$49,040	$42,047	$46,980
Net income per share:
Basic	$1.03	$1.57	$1.50	$1.72
Diluted	$1.01	$1.55	$1.48	$1.69
Income from continuing operations per share:
Basic	$1.03	$1.57	$1.50	$1.72
Diluted	$1.01	$1.55	$1.48	$1.69
Loss from discontinued operations per share:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-
Weighted average shares outstanding:
Basic	31,042	31,172	28,063	27,351
Diluted	31,584	31,601	28,452	27,865

(1)	No dividends were paid during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)

15.	QUARTERLY FINANCIAL DATA (unaudited) – (Concluded)

(In thousands, except per share data)	2009
	Quarters Ended
	March 31	June 30	September 30	December 31
Balance Sheets
Loans receivable, net	$1,048,100	$1,056,941	$1,057,100	$1,050,013
All other assets	128,877	114,351	120,801	126,223
Total assets	$1,176,977	$1,171,292	$1,177,901	$1,176,236

Total debt	$627,027	$590,114	$544,276	$506,979
Other liabilities	181,560	174,017	182,017	171,047
Total liabilities	808,587	764,131	726,293	678,026
Shareholders' equity (1)	368,390	407,161	451,608	498,210
Total liabilities and shareholders' equity	$1,176,977	$1,171,292	$1,177,901	$1,176,236
Income Statements
Revenue	$87,888	$92,373	$100,268	$100,135
Costs and expenses	41,933	35,299	37,965	36,429
Income from continuing operations before provision for income taxes	45,955	57,074	62,303	63,706
Provision for income taxes	16,943	20,924	21,491	23,634
Income from continuing operations	29,012	36,150	40,812	40,072
(Loss) gain from discontinued operations, net of tax	(11)	35	(78)	263
Net income	$29,001	$36,185	$40,734	$40,335
Net income per common share:
Basic	$0.95	$1.18	$1.33	$1.31
Diluted	$0.93	$1.15	$1.29	$1.27
Income from continuing operations per share:
Basic	$0.95	$1.18	$1.33	$1.30
Diluted	$0.93	$1.15	$1.29	$1.26
(Loss) gain from discontinued operations per share:
Basic	$-	$-	$-	$0.01
Diluted	$-	$-	$-	$0.01
Weighted average shares outstanding:
Basic	30,480	30,601	30,659	30,798
Diluted	31,180	31,423	31,539	31,868

(1)	No dividends were paid during the periods presented.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

(a) Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we believe that as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2010 and their report dated February 24, 2011 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Credit Acceptance Corporation

We have audited Credit Acceptance Corporation (a Michigan Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Credit Acceptance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Credit Acceptance Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Credit Acceptance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Credit Acceptance Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 24, 2011

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

The following table sets forth, with respect to each of the equity compensation plans, (1) the number of shares of common stock to be issued upon the exercise of outstanding options or restricted stock units, (2) the weighted average exercise price of outstanding options, and (3) the number of shares remaining available for future issuance, as of December 31, 2010:

(In thousands, except per share amounts)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (a)
Equity compensation plans approved by shareholders:
1992 Plan	307	$9.84	-
Director Plan	100	17.25	-
Incentive Plan	791		327
Total	1,198	$11.66	327

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

Report of Independent Public Accountants
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2010 and 2009
— Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
— Consolidated Statements of Shareholders' Equity for the years ended December 31, 2010, 2009 and 2008
— Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
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
Brett A. Roberts
Chief Executive Officer
(Principal Executive Officer)
Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 24, 2011 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ BRETT A. ROBERTS	Chief Executive Officer and Director
Brett A. Roberts	(Principal Executive Officer)

/s/ KENNETH S. BOOTH	Chief Financial Officer
Kenneth S. Booth	(Principal Financial Officer and Principal Accounting Officer)

/s/ GLENDA J. FLANAGAN	Director
Glenda J. Flanagan

/s/ DONALD A. FOSS	Director and Chairman of the Board
Donald A. Foss

/s/ THOMAS N. TRYFOROS	Director
Thomas N. Tryforos

/s/ SCOTT J. VASSALLUZZO	Director
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

4(f)(81)	9	Amended and Restated Trust Agreement, dated November 21, 2006, between Credit Acceptance Funding LLC 2006-2 and U.S. Bank Trust National Association.
4(f)(82)	9	Contribution Agreement, dated November 21, 2006, between the Company and Credit Acceptance Funding LLC 2006-2.
4(f)(87)	10	Indenture, dated April 12, 2007, between Credit Acceptance Auto Dealer Loan Trust 2007-1 and Wells Fargo Bank, National Association.
4(f)(88)	10	Sale and Servicing Agreement, dated April 12, 2007, among the Company, Credit Acceptance Auto Dealer Loan Trust 2007-1, Credit Acceptance Funding LLC 2007-1 and Wells Fargo Bank, National Association.

Exhibit No.		Description
4(f)(89)	10
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

4(f)(103)	17	Indenture dated April 18, 2008 between Credit Acceptance Auto Loan Trust 2008-1 and Wells Fargo Bank, National Association.
4(f)(104)	17	Sale and Servicing Agreement dated April 18, 2008 among the Company, Credit Acceptance Auto Loan Trust 2008-1, Credit Acceptance Funding LLC 2008-1, and Wells Fargo Bank, National Association.
4(f)(105)	17	Backup Servicing Agreement dated April 18, 2008 among the Company, Credit Acceptance Funding LLC 2008-1, Credit Acceptance Auto Loan Trust 2008-1, and Wells Fargo Bank, National Association.
4(f)(106)	17	Amended and Restated Trust Agreement dated April 18, 2008 between Credit Acceptance Funding LLC 2008-1 and U.S. Bank Trust National Association.
4(f)(107)	17	Contribution Agreement dated April 18, 2008 between the Company and Credit Acceptance Funding LLC 2008-1.
4(f)(109)	18	Loan and Security Agreement dated May 23, 2008 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank, Relationship Funding Company, LLC and Systems & Services Technologies, Inc.

Exhibit No.		Description
4(f)(110)	18	Backup Servicing Agreement dated May 23, 2008 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank and Systems & Services Technologies, Inc.
4(f)(111)	18	Contribution Agreement dated May 23, 2008 between the Company and CAC Warehouse Funding III, LLC.
4(f)(112)	18
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

4(f)(122)	24	First Amendment to Loan and Security Agreement, dated as of August 31, 2009 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank and Relationship Funding Company, LLC.
4(f)(123)	25	Indenture, dated December 3, 2009, between Credit Acceptance Auto Loan Trust 2009-1 and Wells Fargo Bank, National Association.
4(f)(124)	25	Sale and Servicing Agreement dated December 3, 2009, among the Company, Credit Acceptance Auto Loan Trust 2009-1, Credit Acceptance Funding LLC 2009-1, and Wells Fargo Bank, National Association.
4(f)(125)	25	Backup Servicing Agreement dated December 3, 2009, among the Company, Credit Acceptance Funding LLC 2009-1, Credit Acceptance Auto Loan Trust 2009-1, and Wells Fargo Bank, National Association.
4(f)(126)	25	Amended and Restated Trust Agreement dated December 3, 2009, between Credit Acceptance Funding LLC 2009-1 and U.S. Bank Trust National Association.

Exhibit No.		Description
4(f)(127)	25	Sale and Contribution Agreement dated December 3, 2009, between the Company and Credit Acceptance Funding LLC 2009-1.
4(f)(128)	25
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

4(f)(132)	26	Fourth Amended and Restated Security Agreement, dated as of February 1, 2010, among the Company, the other Debtors party thereto and Comerica Bank, as collateral agent.
4(f)(133)	27
Eighth Amendment, dated as of October 20, 2009, to the Fourth Amended and Restated Credit Agreement, dated February 7, 2006, between the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent for the Banks.

4(f)(134)	28
Tenth Amendment, dated as of June 9, 2010, to Fourth Amended and Restated Credit Agreement, dated February 7, 2006, between the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent for the Banks.

4(f)(135)	29
Fourth Amended and Restated Loan and Security Agreement, dated as of June 16, 2010 among the Company, CAC Warehouse Funding Corporation II, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association

4(f)(136)	30	Second Amended and Restated Contribution Agreement, dated as of June 16, 2010, between the Company and CAC Warehouse Funding Corporation II.
4(f)(137)	31	Second Amendment to Loan and Security Agreement, dated as of September 10, 2010 among the Company, CAC Warehouse Funding III, LLC, and Fifth Third Bank.
4(f)(138)	32	Indenture, dated November 4, 2010, between Credit Acceptance Auto Loan Trust 2010-1 and Wells Fargo Bank, National Association.
4(f)(139)	32	Sale and Servicing Agreement dated November 4, 2010, among the Company, Credit Acceptance Auto Loan Trust 2010-1, Credit Acceptance Funding LLC 2010-1, and Wells Fargo Bank, National Association.
4(f)(140)	32	Backup Servicing Agreement dated November 4, 2010, among the Company, Credit Acceptance Funding LLC 2010-1, Credit Acceptance Auto Loan Trust 2010-1, and Wells Fargo Bank, National Association.
4(f)(141)	32	Amended and Restated Trust Agreement dated November 4, 2010, between Credit Acceptance Funding LLC 2010-1 and U.S. Bank Trust National Association.
4(f)(142)	32	Sale and Contribution Agreement dated November 4, 2010, between the Company and Credit Acceptance Funding LLC 2010-1.
4(f)(143)	32
Intercreditor Agreement dated November 4, 2010, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding III, LLC, Credit Acceptance Funding LLC 2010-1, Credit Acceptance Funding LLC 2009-1, Credit Acceptance Auto Loan Trust 2010-1, Credit Acceptance Auto Loan Trust 2009-1, Wells Fargo Securities, LLC, as agent, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, and Comerica Bank, as agent.

Exhibit No.		Description
4(g)(2)	33	Intercreditor Agreement, dated as of December 15, 1998, among Comerica Bank, as collateral agent, and various lenders and note holders.
4(g)(5)	34	First Amendment, dated as of March 30, 2001, to the Intercreditor Agreement dated as of December 15, 1998, among Comerica Bank, as collateral agent, and various lenders and note holders.
4(g)(6)	26
Amended and Restated Intercreditor Agreement, dated as of February 1, 2010, among Credit Acceptance Corporation, the other Grantors party thereto, representatives of the Secured Parties thereunder and Comerica Bank, as administrative agent under the Original Credit Agreement (as defined therein) and as collateral agent.

Note:
Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted there under does not exceed 10% of the Company's consolidated assets and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request

10(d)(9)	35	Form of Servicing Agreement, as of April 2003.
10(d)(10)	36	Purchase Program Agreement Recitals, as of April 2007.
10(f)(4)*	37	Credit Acceptance Corporation 1992 Stock Option Plan, as amended and restated May 1999.
10(p)	38	Credit Acceptance Corporation Director Stock Option Plan.
10(q)*	39	Credit Acceptance Corporation Incentive Compensation Plan, effective April 1, 2004.
10(q)(2)*	40	Form of Restricted Stock Grant Agreement.
10(q)(3)*	41	Incentive Compensation Bonus Formula for 2005.
10(q)(4)*	42	Form of Restricted Stock Grant Agreement, dated February 22, 2007.
10(q)(5)*	42	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated February 22, 2007.
10(q)(6)*	43	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated October 2, 2008.
10(q)(7)*	44	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated November 13, 2008.
10(q)(8)*	44	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated November 13, 2008.
10(q)(9)*	45	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated March 27, 2009.
10(q)(10)*	46	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, April 6, 2009.
10(q)(11)*	47	Form of Credit Acceptance Corporation Restricted Stock Unit Award Agreement.
10(q)(12)*	47	Form of Credit Acceptance Corporation Board of Directors Restricted Stock Unit Award Agreement.
21(1)(a)	48	Schedule of Credit Acceptance Corporation Subsidiaries.
23(a)	48	Consent of Grant Thornton LLP.
31(a)	48	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31(b)	48	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32(a)	48	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	48	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management compensatory contracts and arrangements.
1	Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
2	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
3	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 19, 2007, and incorporated herein by reference.
4	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated January 31, 2008, and incorporated herein by reference.
5	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.
6	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.
7	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 10, 2006, and incorporated herein by reference.
8	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 22, 2006, and incorporated herein by reference.
9	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 27, 2006, and incorporated herein by reference.
10	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 18, 2007, and incorporated herein by reference.
11	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 7, 2007, and incorporated herein by reference.
12	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 13, 2007, and incorporated herein by reference.
13	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 2, 2007, and incorporated herein by reference.
14	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 27, 2007, and incorporated herein by reference.
15	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated February 15, 2008, and incorporated herein by reference.
16	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 3, 2008, and incorporated herein by reference.
17	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 24, 2008, and incorporated herein by reference.
18	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 2, 2008, and incorporated herein by reference.
19	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated August 29, 2008, and incorporated herein by reference.
20	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2008, and incorporated herein by reference.
21	Previously filed as an exhibit to the Company’s Form 10-K Annual Report for the year ended December 31, 2008, and incorporated herein by reference.
22	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 18, 2009, and incorporated herein by reference.
23	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated August 27, 2009, and incorporated herein by reference.
24	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated August 31, 2009, and incorporated herein by reference.
25	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated December 9, 2009, and incorporated herein by reference.
26	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated February 5, 2010, and incorporated herein by reference.
27	Previously filed as an exhibit to the Company’s Form 10-K Annual Report for the year ended December 31, 2009, and incorporated herein by reference.
28	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 9, 2010, and incorporated herein by reference.
29	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 18, 2010, and incorporated herein by reference.
30	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2010, and incorporated herein by reference.
31	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 10, 2010, and incorporated herein by reference.
32	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 8, 2010, and incorporated herein by reference.
33	Previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1998, and incorporated herein by reference.
34	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.
35	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.
36	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2007, and incorporated herein by reference.
37	Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.
38	Previously filed as an exhibit to the Company’s Form 10-K Annual Report for the year ended December 31, 2001, and incorporated herein by reference.
39	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.
40	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated March 2, 2005, and incorporated herein by reference.
41	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated April 4, 2005, and incorporated herein by reference.
42	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated February 28, 2007, and incorporated herein by reference.
43	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 7, 2008, and incorporated herein by reference.
44	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 19, 2008, and incorporated herein by reference.
45	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 2, 2009, and incorporated herein by reference.
46	Previously filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, dated April 10, 2009, and incorporated herein by reference.
47	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2009, and incorporated herein by reference.
48	Filed herewith.