Form 10-Q
period 2011-03-31
CREDIT ACCEPTANCE CORP
filed 2011-05-02
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

The number of shares of Common Stock, par value $0.01, outstanding on April 22, 2011 was 25,591,344.

TABLE OF CONTENTS

PART I. — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income – Three months ended March 31, 2011 and 2010	1

Consolidated Balance Sheets – As of March 31, 2011 and December 31, 2010	2

Consolidated Statements of Cash Flows – Three months ended March 31, 2011 and 2010	3

Notes to Consolidated Financial Statements	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4. CONTROLS AND PROCEDURES	33

PART II. — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34

ITEM 6. EXHIBITS	34

SIGNATURE	35

INDEX OF EXHIBITS	36
EX-31.A
EX-31.B
EX-32.A
EX-32.B

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)	For the Three Months Ended March 31,
	2011	2010
Revenue:
Finance charges	$106,503	$89,663
Premiums earned	8,543	7,704
Other income	8,466	5,895
Total revenue	123,512	103,262
Costs and expenses:
Salaries and wages	16,071	16,110
General and administrative	5,633	6,542
Sales and marketing	6,409	4,810
Provision for credit losses	8,916	6,426
Interest	12,623	11,705
Provision for claims	6,599	5,212
Total costs and expenses	56,251	50,805
Income from continuing operations before provision for income taxes	67,261	52,457
Provision for income taxes	24,070	20,442
Income from continuing operations	43,191	32,015
Discontinued operations
Loss from discontinued United Kingdom operations	-	(5)
Provision for income taxes	-	-
Loss from discontinued operations	-	(5)
Net income	$43,191	$32,010

Net income per share:
Basic	$1.59	$1.03
Diluted	$1.57	$1.01

Income from continuing operations per share:
Basic	$1.59	$1.03
Diluted	$1.57	$1.01

Loss from discontinued operations per share:
Basic	$-	$-
Diluted	$-	$-

Weighted average shares outstanding:
Basic	27,196	31,042
Diluted	27,489	31,584

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	As of
	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS:
Cash and cash equivalents	$4,585	$3,792
Restricted cash and cash equivalents	81,370	66,536
Restricted securities available for sale	806	805

Loans receivable (including $7,506 and $9,031 from affiliates as of March 31, 2011 and December 31, 2010, respectively)	1,488,356	1,344,881
Allowance for credit losses	(135,868)	(126,868)
Loans receivable, net	1,352,488	1,218,013

Property and equipment, net	16,864	16,311
Income taxes receivable	708	12,002
Other assets	35,269	26,056
Total Assets	$1,492,090	$1,343,515

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$97,194	$75,297
Revolving secured line of credit	132,800	136,700
Secured financing	398,600	300,100
Mortgage note	4,465	4,523
Senior notes	350,455	244,344
Deferred income taxes, net	102,724	108,077
Income taxes payable	10,542	-
Total Liabilities	1,096,780	869,041

Commitments and Contingencies - See Note 12

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 80,000 shares authorized, 25,584 and 27,304 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	256	273
Paid-in capital	34,878	30,985
Retained earnings	360,245	443,326
Accumulated other comprehensive loss, net of tax of $40 and $64 as of March 31, 2011 and December 31, 2010, respectively	(69)	(110)
Total Shareholders' Equity	395,310	474,474
Total Liabilities and Shareholders' Equity	$1,492,090	$1,343,515

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	For the Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$43,191	$32,010
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	8,916	6,426
Depreciation and amortization	2,488	3,248
Loss on retirement of property and equipment	4	-
Provision for deferred income taxes	(5,377)	(5,679)
Stock-based compensation	591	1,183
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	21,959	25,776
Decrease in income taxes receivable / increase in income taxes payable	21,836	11,021
Increase in other assets	(7,537)	(6,223)
Net cash provided by operating activities	86,071	67,762
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(14,834)	(4,692)
Purchases of restricted securities available for sale	(303)	(407)
Maturities of restricted securities available for sale	305	449
Principal collected on Loans receivable	253,592	206,137
Advances to Dealer-Partners	(336,408)	(205,118)
Purchases of Consumer Loans	(32,726)	(26,443)
Accelerated payments of Dealer Holdback	(12,045)	(7,199)
Payments of Dealer Holdback	(15,574)	(12,170)
Net (increase) decrease in other loans	(230)	38
Purchases of property and equipment	(1,582)	(781)
Net cash used in investing activities	(159,805)	(50,186)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	489,000	99,900
Repayments under revolving secured line of credit	(492,900)	(168,800)
Proceeds from secured financing	150,000	-
Repayments of secured financing	(51,500)	(183,430)
Principal payments under mortgage note and capital lease obligations	(58)	(207)
Proceeds from sale of senior notes	106,000	243,738
Payments of debt issuance costs	(3,028)	(8,422)
Repurchase of common stock	(126,675)	(1,896)
Proceeds from stock options exercised	1,915	19
Tax benefits from stock-based compensation plans	1,773	954
Net cash provided by (used in) financing activities	74,527	(18,144)
Net increase (decrease) in cash and cash equivalents	793	(568)
Cash and cash equivalents, beginning of period	3,792	2,170
Cash and cash equivalents, end of period	$4,585	$1,602

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$10,867	$11,494
Cash paid during the period for income taxes	$6,306	$5,126

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”).

Certain amounts for prior periods have been reclassified to conform to the current presentation.  We have changed the presentation of our consolidated statement of cash flows to reflect the increased significance of debt issuance costs.  Under our current presentation, payments of debt issuance costs are presented as a separate financing activity and the related amortization is presented within operating activities as depreciation and amortization.  Under our previous presentation, payments of debt issuance costs and the related amortization were presented as a net change in other assets within operating activities.  We have also changed the presentation of our consolidated statement of cash flows to present advances to Dealer-Partners (as defined in Note 2) and accelerated payments of Dealer Holdback (as defined in Note 2) as separate investing activities.  Under our previous presentation, advances to Dealer-Partners and accelerated payments of Dealer Holdback were presented as a combined investing activity.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2011 for items that could potentially be recognized or disclosed in these financial statements.  We did not identify any items which would require disclosure in or adjustment to the financial statements.

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

We have two programs: the Portfolio Program and the Purchase Program.  Under the Portfolio Program, we advance money to Dealer-Partners (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loans.  Under the Purchase Program, we buy the Consumer Loans from the Dealer-Partners (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer.  Dealer Loans and Purchased Loans are collectively referred to as “Loans”.  The following table shows the percentage of Consumer Loans assigned to us based on unit volumes under each of the programs for each of the last five quarters:

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2010	90.9%	9.1%
June 30, 2010	90.5%	9.5%
September 30, 2010	90.5%	9.5%
December 31, 2010	91.8%	8.2%
March 31, 2011	92.9%	7.1%

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

Program Enrollment

Dealer-Partners that enroll in our programs have two enrollment options available to them.  The first enrollment option allows Dealer-Partners to assign Consumer Loans under the Portfolio Program and requires payment of an upfront, one-time fee of $9,850.  The second enrollment option allows Dealer-Partners to assign Consumer Loans under the Portfolio Program and requires payment of an upfront, one-time fee of $1,950 and an agreement to allow us to keep 50% of their first accelerated Dealer Holdback payment.  For all Dealer-Partners enrolling in our program after August 31, 2008, access to the Purchase Program is typically only granted after the first accelerated Dealer Holdback payment has been made under the Portfolio Program.

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

Portfolio Segments and Classes. We are considered to be a lender to our Dealer-Partners for Consumer Loans assigned under our Portfolio Program and a purchaser of Consumer Loans assigned under our Purchase Program.  As a result, our Loan portfolio consists of two portfolio segments: Dealer Loans and Purchased Loans.  We have only one class of Consumer Loans assigned under our programs, which are retail installment contracts with deteriorated credit quality that were originated by Dealer-Partners to finance consumer purchases of vehicles and related ancillary products.

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
(UNAUDITED)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

Credit Risk.  Substantially all of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories or higher debt-to-income ratios than are permitted by traditional lenders.  Consumer Loans made to these individuals generally entail a higher risk of delinquency, default and repossession and higher losses than loans made to consumers with better credit.  Since most of our revenue and cash flows are generated from these Consumer Loans, our ability to accurately forecast Consumer Loan performance is critical to our business and financial results.  At the time the Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan.  Based on these forecasts, an advance or one-time purchase payment is made to the related Dealer-Partner at a price designed to achieve an acceptable return on capital.  We use a statistical model that considers a number of credit quality indicators to estimate the expected collection rate for each Consumer Loan at the time of assignment.  Since all known, significant credit quality indicators have already been factored into our forecasts and pricing, we are not able to use any credit quality indicators to predict or explain variances in actual performance from our initial expectations.  Any variances in performance from our initial expectations are the result of Consumer Loans performing differently than historical Consumer Loans with similar characteristics.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

Forecast Methodology Changes and Modifications.  For the three months ended March 31, 2011 and 2010, we did not make any methodology changes or significant modifications to our forecasts of future collections on Consumer Loans.

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

(In thousands)	For the Three Months Ended March 31,
	2011	2010
Net assumed written premiums	$14,386	$10,270
Net premiums earned	8,543	7,705
Provision for claims	6,599	5,215
Amortization of capitalized acquisition costs	213	218

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In thousands)		As of
	Balance Sheet location	March 31, 2011	December 31, 2010
Trust assets	Restricted cash and cash equivalents	$35,228	$31,246
Unearned premium	Accounts payable and accrued liabilities	30,600	24,757
Claims reserve (1)	Accounts payable and accrued liabilities	1,117	1,029

(1)	The claims reserve is estimated based on historical claims experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Our determination to consolidate the VSC Re trusts was based on the following:

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

•
Next, we evaluated the purpose and design of the trusts.  The primary purpose of the trusts is to provide third party administrators (“TPAs”) with funds to pay claims on vehicle service contracts and to accumulate and provide us with proceeds from investment income and residual funds.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents increased to $81.4 million as of March 31, 2011 from $66.5 million as of December 31, 2010.  The following table summarizes restricted cash and cash equivalents:

(In thousands)	As of
	March 31, 2011	December 31, 2010
Cash collections related to secured financings	$46,020	$35,160
Cash held in trusts for future vehicle service contract claims (1)	35,350	31,376
Total restricted cash and cash equivalents	$81,370	$66,536

(1)
The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.  As of March 31, 2011, the outstanding balance includes $35,228 related to VSC Re and $122 related to a discontinued profit sharing arrangement.  As of December 31, 2010, the outstanding balance includes $31,246 related to VSC Re and $130 related to a discontinued profit sharing arrangement.

Restricted Securities Available for Sale

Restricted securities available for sale consist of amounts held in a trust in accordance with a discontinued vehicle service contract profit sharing arrangement.  We determine the appropriate classification of our investments in debt securities at the time of purchase and reevaluate such determinations at each balance sheet date.  Debt securities for which we do not have the intent or ability to hold to maturity are classified as available for sale, and stated at fair value with unrealized gains and losses, net of income taxes included in the determination of comprehensive income and reported as a component of shareholders’ equity.

Restricted securities available for sale consisted of the following:

(In thousands)	As of March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government and agency securities	$149	$1	$-	$150
Corporate bonds	652	5	(1)	656
Total restricted securities available for sale	$801	$6	$(1)	$806

(In thousands)	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government and agency securities	$298	$3	$-	$301
Corporate bonds	504	5	(5)	504
Total restricted securities available for sale	$802	$8	$(5)	$805

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

(In thousands)	As of
	March 31, 2011		December 31, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Contractual Maturity
Within one year	$245	$245	$499	$496
Over one year to five years	556	561	303	309
Total restricted securities available for sale	$801	$806	$802	$805

Deferred Debt Issuance Costs

As of March 31, 2011 and December 31, 2010, deferred debt issuance costs were $17.2 million and $15.6 million, respectively, and are included in other assets in the consolidated balance sheets.  Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for term secured financings and Senior Notes (as defined below in Note 5) and the straight-line method for lines of credit and revolving secured financings.

New Accounting Updates

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26, which amends Topic 944 (Financial Services – Insurance).  ASU No. 2010-26 is intended to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments specify which costs incurred in the acquisition of new and renewal contracts should be capitalized.  ASU No. 2010-26 is effective for fiscal years beginning after December 15, 2011. While the guidance in this ASU is required to be applied prospectively upon adoption, retrospective application is also permitted (to all prior periods presented). Early adoption is also permitted, but only at the beginning of an entity’s annual reporting period.  The adoption of guidance within ASU No. 2010-26 beginning on January 1, 2012 is not expected to have a material impact on our consolidated financial statements.

4.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In thousands)	As of March 31, 2011
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,233,387	$254,969	$1,488,356
Allowance for credit losses	(122,801)	(13,067)	(135,868)
Loans receivable, net	$1,110,586	$241,902	$1,352,488

(In thousands)	As of December 31, 2010
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,082,039	$262,842	$1,344,881
Allowance for credit losses	(113,227)	(13,641)	(126,868)
Loans receivable, net	$968,812	$249,201	$1,218,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

4.           LOANS RECEIVABLE – (Concluded)

A summary of changes in Loans receivable is as follows:

(In thousands)	For the Three Months Ended March 31, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,082,039	$262,842	$1,344,881
New Consumer Loan assignments (1)	336,408	32,726	369,134
Principal collected on Loans receivable	(208,459)	(45,133)	(253,592)
Accelerated Dealer Holdback payments	12,045	-	12,045
Dealer Holdback payments	15,574	-	15,574
Transfers (2)	(4,596)	4,596	-
Write-offs	(351)	(78)	(429)
Recoveries	497	16	513
Net change in other loans	230	-	230
Balance, end of period	$1,233,387	$254,969	$1,488,356

(In thousands)	For the Three Months Ended March 31, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$869,603	$297,955	$1,167,558
New Consumer Loan assignments (1)	205,118	26,443	231,561
Principal collected on Loans receivable	(161,991)	(44,146)	(206,137)
Accelerated Dealer Holdback payments	7,199	-	7,199
Dealer Holdback payments	12,170	-	12,170
Transfers (2)	(6,143)	6,143	-
Write-offs	(1,388)	(25)	(1,413)
Recoveries	564	22	586
Net change in other loans	(38)	-	(38)
Balance, end of period	$925,094	$286,392	$1,211,486

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

A summary of changes in the allowance for credit losses is as follows:

(In thousands)	For the Three Months Ended March 31, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,227	$13,641	$126,868
Provision for credit losses	9,428	(512)	8,916
Write-offs	(351)	(78)	(429)
Recoveries	497	16	513
Balance, end of period	$122,801	$13,067	$135,868

(In thousands)	For the Three Months Ended March 31, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$108,792	$8,753	$117,545
Provision for credit losses	3,404	3,022	6,426
Write-offs	(1,388)	(25)	(1,413)
Recoveries	564	22	586
Balance, end of period	$111,372	$11,772	$123,144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) asset-backed secured financings (“Term ABS”) with qualified institutional investors; and (4) 9.125% First Priority Senior Secured Notes due 2017 (“Senior Notes”).  General information for each of our financing transactions in place as of March 31, 2011 is as follows:

(Dollars in thousands)
Financings	Wholly-owned Subsidiary	Issue Number	Close Date	Maturity Date	Financing Amount	Interest Rate as of March 31, 2011
Revolving Secured Line of Credit	n/a	n/a	June 9, 2010	June 22, 2012	$170,000	At our option, either the Eurodollar rate plus 225 basis points or the prime rate plus 125 basis points
Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding Corp. II	2003-2	June 16, 2010	June 15, 2013 (2)	$325,000	Commercial paper rate plus 350 basis points or LIBOR plus 450 basis points (4) (5)
Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding III, LLC	2008-2	September 10, 2010	September 10, 2013 (6)	$75,000	Commercial paper rate plus 300 basis points or LIBOR plus 300 basis points (3) (4) (5)
Term ABS 2009-1 (1)	Credit Acceptance Funding LLC 2009-1	2009-1	December 3, 2009	May 15, 2011 (2)	$110,500	Fixed rate
Term ABS 2010-1 (1)	Credit Acceptance Funding LLC 2010-1	2010-1	November 4, 2010	October 15, 2012 (2)	$100,500	Fixed rate
Senior Notes	n/a	n/a	(7)	February 1, 2017	$350,000	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.
(2)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the contributed assets.
(3)	A portion of the outstanding balance is a floating rate obligation that has been converted to a fixed rate obligation via an interest rate swap.
(4)	The LIBOR rate is used if funding is not available from the commercial paper market.
(5)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.
(6)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2014 will be due.
(7)	The close dates associated with the issuance of $250.0 million and $100.0 million of the Senior Notes occurred on February 1, 2010 and March 3, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Continued)

Additional information related to the amounts outstanding on each facility is as follows:

(In thousands)	For the Three Months Ended March 31,
	2011	2010
Revolving Secured Line of Credit
Maximum outstanding balance	$149,700	$107,900
Average outstanding balance	86,538	44,533

Revolving Secured Warehouse Facility (2003-2)
Maximum outstanding balance	$180,600	$152,600
Average outstanding balance	124,633	53,591

Revolving Secured Warehouse Facility (2008-2)
Maximum outstanding balance	$40,000	$75,000
Average outstanding balance	35,489	75,000

(Dollars in thousands)	As of
	March 31, 2011	December 31, 2010
Revolving Secured Line of Credit
Balance outstanding	$132,800	$136,700
Letter of credit	500	500
Amount available for borrowing (1)	36,700	32,800
Interest rate	3.00%	3.03%

Revolving Secured Warehouse Facility (2003-2)
Balance outstanding	$162,600	$49,100
Amount available for borrowing (1)	162,400	275,900
Contributed eligible Loans	229,678	83,652
Interest rate	3.79%	3.82%

Revolving Secured Warehouse Facility (2008-2)
Balance outstanding	$25,000	$40,000
Amount available for borrowing (1)	50,000	35,000
Contributed eligible Loans	57,646	70,950
Interest rate	4.36%	3.94%

Term ABS 2009-1
Balance outstanding	$110,500	$110,500
Contributed eligible Loans	142,507	142,490
Interest rate	4.40%	4.40%

Term ABS 2010-1
Balance outstanding	$100,500	$100,500
Contributed eligible Loans	127,112	127,054
Interest rate	2.36%	2.36%

Senior Notes
Balance outstanding (2)	$350,455	$244,344
Interest rate	9.13%	9.13%

(1)     Availability may be limited by the amount of eligible Loans.
(2)     The outstanding balance presented for the Senior Notes includes a net unamortized debt premium of $0.5 million as of March 31, 2011 and unamortized debt discount of $5.7 million as of December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Continued)

Senior Notes

We have outstanding $350.0 million aggregate principal amount of our 9.125% First Priority Senior Secured Notes due 2017, $100.0 million of which we issued on March 3, 2011 and $250.0 million of which we issued on February 1, 2010.  The Senior Notes are governed by an indenture, dated as of February 1, 2010, as amended and supplemented (the “Indenture”), among us, as the issuer; our subsidiaries Buyers Vehicle Protection Plan, Inc. and Vehicle Remarketing Services, Inc., as guarantors (the “Guarantors”); and U.S. Bank National Association, as trustee.  The Senior Notes issued on March 3, 2011 have the same terms as the previously issued Senior Notes, other than issue price and issue date, and all of the Senior Notes are treated as a single class under the Indenture.

The Senior Notes mature on February 1, 2017 and bear interest at a rate of 9.125% per annum, computed on the basis of a 360-day year comprised of twelve 30-day months and payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2010.  The Senior Notes issued on March 3, 2011 were issued at a price of 106.0% of their aggregate principal amount, resulting in gross proceeds of $106.0 million, and a yield to maturity of 7.83% per annum.  The Senior Notes issued on February 1, 2010 were issued at a price of 97.495% of their aggregate principal amount, resulting in gross proceeds of $243.7 million, and a yield to maturity of 9.625% per annum.  The premium with respect to the Senior Notes issued on March 3, 2011 and the discount with respect to the Senior Notes issued on February 1, 2010 are being amortized over the life of the Senior Notes using the effective interest method.

The Senior Notes are guaranteed on a senior secured basis by the Guarantors, which are also guarantors of obligations under our revolving secured line of credit facility.  Other existing and future subsidiaries of ours may become guarantors of the Senior Notes.  The Senior Notes and the Guarantors’ Senior Note guarantees are secured on a first-priority basis (subject to specified exceptions and permitted liens), together with all indebtedness outstanding from time to time under the revolving secured line of credit facility and, under certain circumstances, certain future indebtedness, by a security interest in substantially all of our assets and those of the Guarantors, subject to certain exceptions such as real property, cash (except to the extent it is deposited with the collateral agent), certain leases, and equity interests of our subsidiaries (other than those of specified subsidiaries including the Guarantors).  Our assets and those of the Guarantors securing the Senior Notes and the Senior Note guarantees will not include our assets transferred to special purpose subsidiaries in connection with securitization transactions and will generally be the same as the collateral securing indebtedness under the revolving secured line of credit facility and, under certain circumstances, certain future indebtedness, subject to certain limited exceptions as provided in the security and intercreditor agreements related to the revolving secured line of credit facility.

Revolving Secured Line of Credit Facility

Borrowings under the revolving secured line of credit facility, including any letters of credit issued under the facility, are subject to a borrowing-base limitation.  This limitation equals 80% of the net book value of Loans, less a hedging reserve (not exceeding $1.0 million), and the amount of other debt secured by the collateral which secures the revolving secured line of credit facility.  Borrowings under the revolving secured line of credit facility agreement are secured by a lien on most of our assets.  We must pay quarterly fees on the amount of the facility.

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
(UNAUDITED)

5.           DEBT – (Continued)

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

Term ABS Financings

In 2009 and 2010, two of our wholly-owned subsidiaries (the “Funding LLCs”), each completed a secured financing transaction.  In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC.  In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors.  The Term ABS 2010-1 and 2009-1 transactions consist of three classes of notes.  The Class A Notes for each Term ABS financing were rated by S&P and DBRS, Inc. and the Class B Notes for each Term ABS financing were rated by S&P.  The Class C Notes for each Term ABS financing do not bear interest, were not rated and have been retained by us.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Concluded)

Debt Covenants

As of March 31, 2011, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our assets to debt and a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our revolving secured warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of March 31, 2011, we were in compliance with all such covenants.  As of the end of the quarter, we were also in compliance with our covenants under the Indenture.  The Indenture includes covenants that limit the maximum ratio of our funded debt to tangible net worth and also require a minimum collateral coverage ratio.

6.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We purchase interest rate cap agreements to manage the interest rate risk on certain borrowings.

As of March 31, 2011, we had interest rate cap agreements to manage the interest rate risk on our $325.0 million revolving secured warehouse facility with various maturities between August 2011 and May 2012.  As of December 31, 2010, we had interest rate cap agreements to manage the interest rate risk on our $325.0 million revolving secured warehouse facility with various maturities between February 2011 and May 2012.  As of March 31, 2011 and December 31, 2010, we also had an interest rate cap agreement that matures on September 19, 2013 to manage the interest rate risk on a portion of our $75.0 million revolving secured warehouse facility.  These instruments limit the interest rate on both revolving secured warehouse facilities to 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable.

The interest rate caps have not been designated as hedging instruments.

Interest Rate Swaps.  As of March 31, 2011 and December 31, 2010, we had an interest rate swap outstanding which matures in August 2011 to convert $25.0 million of the $75.0 million revolving secured warehouse facility into fixed rate debt, bearing an interest rate of 4.36%.  This interest rate swap has been designated as a cash flow hedging instrument.

As of March 31, 2011, we had minimal exposure to credit loss on the outstanding interest rate swap.  We do not believe that any reasonably likely change in interest rates would have a materially adverse effect on our financial position, our results of operations or our cash flows.

Information related to the fair values of derivative instruments in our consolidated balance sheets as of March 31, 2011 and December 31, 2010 is as follows:

(In thousands)		Fair Value as of
	Balance Sheet location	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments
Liability Derivatives
Interest rate swap	Accounts payable and accrued liabilities	$115	$176

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate caps	Other assets	$35	$56

Total Derivatives
Total Asset Derivatives		$35	$56
Total Liability Derivatives		$115	$176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DERIVATIVE AND HEDGING INSTRUMENTS – (Concluded)

Information related to the effect of derivative instruments designated as hedging instruments in our consolidated financial statements is as follows:

(In thousands)
Derivatives in Cash Flow Hedging Relationships	(Loss) / Gain Recognized in OCI on Derivative (Effective Portion)		(Loss) / Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2011	2010	Location	2011	2010
Interest rate swap	$(8)	$49	Interest expense	$(69)	$(440)

As of March 31, 2011, we expect to reclassify losses of $0.1 million from accumulated other comprehensive income into income during the next twelve months.

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the three months ended March 31, 2011 and 2010 is as follows:

(In thousands)
Derivatives Not Designated as Hedging Instruments		Amount of (Loss) / Gain Recognized in Income on Derivatives
		For the Three Months Ended March 31,
	Location	2011	2010
Interest rate caps	Interest expense	$(20)	$(76)
Interest rate swap	Interest expense	-	(590)
Total		$(20)	$(666)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS – (Concluded)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In thousands)	As of
	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$4,585	$4,585	$3,792	$3,792
Restricted cash and cash equivalents	81,370	81,370	66,536	66,536
Restricted securities available for sale	806	806	805	805
Net investment in Loans receivable	1,352,488	1,365,369	1,218,013	1,224,830
Derivative instruments	35	35	56	56

Liabilities
Revolving secured line of credit	$132,800	$132,800	$136,700	$136,700
Secured financing	398,600	400,088	300,100	302,377
Mortgage note	4,465	4,465	4,523	4,523
Senior notes	350,455	378,188	244,344	261,250
Derivative instruments	115	115	176	176

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

The following table provides the fair value measurements of applicable assets and liabilities, measured at fair value on a recurring basis, as of March 31, 2011 and December 31, 2010:

(In thousands)	As of March 31, 2011			As of December 31, 2010
	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets
Restricted securities available for sale	$806	$-	$806	$805	$-	$805
Derivative instruments	-	35	35	-	56	56

Liabilities
Derivative instruments	$-	$115	$115	$-	$176	$176

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

Affiliated Dealer Loan balances were $7.5 million and $9.0 million as of March 31, 2011 and December 31, 2010, respectively.  Affiliated Dealer Loan balances were 0.6% and 0.8% of total consolidated Dealer Loan balances as of March 31, 2011 and December 31, 2010, respectively.  A summary of related party Loan activity is as follows:

(In thousands)	For the Three Months Ended March 31,
	2011		2010
	Affiliated Dealer-Partner activity	% of consolidated	Affiliated Dealer-Partner activity	% of consolidated
Dealer Loan revenue	$545	0.6%	$847	1.2%
New Consumer Loan assignments (1)	347	0.1%	1,498	0.6%
Accelerated Dealer Holdback payments	24	0.2%	101	1.4%
Dealer Holdback payments	465	3.0%	590	4.9%

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

9.           INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

	For the Three Months Ended March 31,
	2011	2010
U.S. federal statutory rate	35.0%	35.0%
State income taxes	1.7%	2.1%
Changes in reserve for uncertain tax positions as a result of settlements and lapsed statutes and related interest	-1.0%	1.6%
Other	0.1%	0.3%
Effective tax rate	35.8%	39.0%

The differences between the U.S. federal statutory rate and our effective tax rate are primarily due to state income taxes and reserves for uncertain tax positions and related interest that are included in the provision for income taxes.

The decrease in the effective tax rate for the three months ended March 31, 2011, as compared to the same period in 2010, is primarily due to changes in the reserve for uncertain tax positions.  During the first quarter of 2010, we increased our reserve for uncertain tax positions related to an ongoing dispute with the IRS.  This additional reserve increased our effective tax rate for the period.  During the first quarter of 2011, we resolved a portion of this dispute, which allowed us to reverse a portion of the amount previously provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.           CAPITAL TRANSACTIONS

Net Income Per Share

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

(In thousands)	For the Three Months Ended March 31,
	2011	2010
Weighted average shares outstanding:
Common shares	26,833	30,842
Vested restricted stock units	363	200
Basic number of weighted average shares outstanding	27,196	31,042

Dilutive effect of stock options	174	368
Dilutive effect of restricted stock and restricted stock units	119	174
Dilutive number of weighted average shares outstanding	27,489	31,584

For the three months ended March 31, 2011, there were 8,842 shares of restricted stock outstanding excluded from the calculation of diluted net income per share because the impact would have been anti-dilutive.  For the three months ended March 31, 2010, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive.

Stock Repurchases

During the first quarter of 2011, we commenced a tender offer to repurchase 1.9 million shares of our common stock at a price of $65.625 per share.  Upon expiration of the tender offer during the first quarter of 2011, we repurchased 1.9 million common shares at a cost of $125.0 million, which included 1.3 million shares beneficially owned by Donald A. Foss, our Chairman of the Board, and 0.5 million shares beneficially owned by the trustee of certain grantor retained annuity trusts created by Mr. Foss.  We financed the repurchase of our common stock in the tender offer using the proceeds from the issuance of $100.0 million of Senior Notes and by borrowing under our $170.0 million revolving secured line of credit facility.

Stock Compensation Plans

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), the number of shares reserved for granting of restricted stock, restricted stock units, stock options, and performance awards to team members, officers, directors, and contractors at any time prior to April 6, 2019 is 1.5 million shares.  The shares available for future grants under the Incentive Plan totaled 316,560 as of March 31, 2011.

A summary of the restricted stock activity under the Incentive Plan for the three months ended March 31, 2011 and 2010 is presented below:

(In thousands)	Number of Shares
	For the Three Months Ended March 31,
Restricted Stock	2011	2010
Outstanding Beginning Balance	112	242
Granted	9	19
Vested	(63)	(142)
Forfeited	(3)	-
Outstanding Ending Balance	55	119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.           CAPITAL TRANSACTIONS – (Concluded)

A summary of the restricted stock unit activity under the Incentive Plan for the three months ended March 31, 2011 and 2010 is presented below:

(In thousands, except per share data)	Nonvested		Vested		Total
Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units
Outstanding as of December 31, 2010	521	$19.99	270	$22.94	791
Granted	5	62.20	-	-	5	(1)
Vested	(158)	20.99	158	20.99	-	(2)
Outstanding as of March 31, 2011	368	$20.13	428	$22.22	796

(In thousands, except per share data)	Nonvested		Vested		Total
Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units
Outstanding as of December 31, 2009	648	$19.35	120	$26.30	768
Granted	33	39.89	-	-	33	(3)
Vested	(150)	20.24	150	20.24	-	(4)
Outstanding as of March 31, 2010	531	$20.36	270	$22.94	801

(1)	The distribution date of vested restricted stock units is February 22, 2018.
(2)
The distribution date of vested restricted stock units is February 22, 2014 for 60 restricted stock units, February 22, 2016 for 90 restricted stock units and February 22, 2017 for 8 restricted stock units.

(3)	The distribution date of vested restricted stock units is February 22, 2017.
(4)	The distribution date of vested restricted stock units is February 22, 2014 for 60 restricted stock units and February 22, 2016 for 90 restricted stock units.

Stock compensation expense consists of the following:

(In thousands)	For the Three Months Ended March 31,
	2011	2010
Restricted stock	$216	$334
Restricted stock units	375	849
Total	$591	$1,183

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

11.           COMPREHENSIVE INCOME

Our comprehensive income information is set forth below:

(In thousands)	For the Three Months Ended March 31,
	2011	2010
Net income	$43,191	$32,010
Unrealized gain (loss) on securities available for sale, net of tax	2	(5)
Unrealized gain on interest rate swap, net of tax	39	309
Comprehensive income	$43,232	$32,314

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data, of our 2010 Annual Report on Form 10-K, as well as Item 1- Consolidated Financial Statements, of this Form 10-Q, which is incorporated herein by reference.

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

For the three months ended March 31, 2011, consolidated net income was $43.2 million, or $1.57 per diluted share, compared to $32.0 million, or $1.01 per diluted share, for the same period in 2010.  The growth in 2011 consolidated net income was primarily due to an increase in the size of our Loan portfolio.

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio is 2.2:1 as of March 31, 2011.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) Term ABS financings with qualified institutional investors; and (4) 9.125% First Priority Senior Secured Notes due 2017 (“Senior Notes”).

Consumer Loan Performance

At the time a Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan.  Based on these forecasts, an advance or one-time purchase payment is made to the related Dealer-Partner at a price designed to achieve an acceptable return on capital.  If Consumer Loan performance equals or exceeds our original expectation, it is likely our target return on capital will be achieved.

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of March 31, 2011, with the forecasts as of December 31, 2010, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of			Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	March 31, 2011	December 31, 2010	Initial Forecast	December 31, 2010	Initial Forecast
2002	70.5%	70.5%	67.9%	0.0%	2.6%
2003	73.7%	73.7%	72.0%	0.0%	1.7%
2004	73.0%	73.0%	73.0%	0.0%	0.0%
2005	73.7%	73.7%	74.0%	0.0%	-0.3%
2006	70.2%	70.2%	71.4%	0.0%	-1.2%
2007	68.0%	67.9%	70.7%	0.1%	-2.7%
2008	70.0%	69.9%	69.7%	0.1%	0.3%
2009	78.6%	78.5%	71.9%	0.1%	6.7%
2010	75.4%	75.8%	73.6%	-0.4%	1.8%

Consumer Loans assigned in 2002, 2003, 2009 and 2010 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates. For 2004, 2005 and 2008, actual results have been very close to our initial estimates.  During the first quarter of 2011, forecasted collection rates decreased for Consumer Loans assigned in 2010, and were generally consistent with expectations at the start of the period for the other assignment years.

Forecasting collection rates precisely at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we currently forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2011.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of March 31, 2011
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2002	70.5%	42.2%	28.3%	99.4%
2003	73.7%	43.4%	30.3%	99.3%
2004	73.0%	44.0%	29.0%	99.0%
2005	73.7%	46.9%	26.8%	98.7%
2006	70.2%	46.6%	23.6%	97.6%
2007	68.0%	46.5%	21.5%	93.5%
2008	70.0%	44.6%	25.4%	82.6%
2009	78.6%	43.9%	34.7%	65.4%
2010	75.4%	44.7%	30.7%	28.8%
2011	73.0%	44.9%	28.1%	3.3%

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

The spread between the forecasted collection rate and the advance rate declined during the 2004 through 2007 period as we increased advance rates during this period in response to a more difficult competitive environment.  During 2008 and 2009, the spread increased as the competitive environment improved, and we reduced advance rates.  In addition, during 2009, the spread was positively impacted by better than expected Consumer Loan performance.  During 2010 and 2011, the spread decreased as we increased advance rates during this period in an attempt to maximize the amount of economic profit we generate in response to an increase in the amount of capital available to fund new Loans.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of March 31, 2011 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %
Dealer loans	2007	68.0%	45.8%	22.2%
	2008	70.6%	43.3%	27.3%
	2009	78.6%	43.5%	35.1%
	2010	75.4%	44.4%	31.0%
	2011	73.0%	44.7%	28.3%

Purchased loans	2007	68.1%	49.1%	19.0%
	2008	69.1%	46.7%	22.4%
	2009	78.5%	45.4%	33.1%
	2010	75.6%	47.0%	28.6%
	2011	72.9%	47.9%	25.0%

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

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last five quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2010	11.2%	21.6%
June 30, 2010	22.7%	42.2%
September 30, 2010	26.9%	51.5%
December 31, 2010	37.7%	66.9%
March 31, 2011	36.7%	59.3%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

Consumer Loan assignment volumes depend on a number of factors including (1) the overall demand for our product (2) the amount of capital available to fund new Loans and (3) our assessment of the volume that our infrastructure can support.  Our pricing strategy is intended to maximize the amount of economic profit we generate, within the confines of capital and infrastructure constraints.  Our success in renewing our debt facilities and securing additional financing during 2009 and 2010 positioned us to grow year over year unit volumes.  During the last four months of 2009, the first quarter of 2010, and the fourth quarter of 2010, we increased advance rates, which had a positive impact on unit volumes.  While the advance increases also reduced the return on capital we expect to earn on new assignments, we believe it is very likely the advance increases had a positive impact on economic profit.  Unit volume for the one month ended April 30, 2011 increased by 26.6% as compared to the same period in 2010.

The following table summarizes the changes in Consumer Loan unit volume and active Dealer-Partners:

	For the Three Months Ended March 31,
	2011	2010	% Change
Consumer Loan unit volume	53,183	38,903	36.7%
Active Dealer-Partners (1)	2,775	2,346	18.3%
Average volume per active Dealer-Partner	19.2	16.6	15.7%

Consumer Loan unit volume from Dealer-Partners active both periods	41,556	34,659	19.9%
Dealer-Partners active both periods	1,801	1,801	-
Average volume per Dealer-Partners active both periods	23.1	19.2	19.9%

Consumer Loan unit volume from new Dealer-Partners	2,177	1,741	25.0%
New active Dealer-Partners (2)	321	216	48.6%
Average volume per new active Dealer-Partners	6.8	8.1	-16.0%

Attrition (3)	-10.9%	-20.8%

(1)	Active Dealer-Partners are Dealer-Partners who have received funding for at least one Loan during the period.
(2)	New active Dealer-Partners are Dealer-Partners who enrolled in our program and have received funding for their first Loan from us during the period.
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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Three Months Ended March 31,
	2011	2010
New Dealer Loan unit volume as a percentage of total unit volume	92.9%	90.9%
New Dealer Loan dollar volume as a percentage of total dollar volume (1)	91.1%	88.6%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

For the three months ended March 31, 2011, new Dealer Loan unit and dollar volume as a percentage of total unit and dollar volume were generally consistent with the same period in 2010.

As of March 31, 2011 and December 31, 2010, the net Dealer Loans receivable balance was 82.1% and 79.5%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in thousands, except per share data)	For the Three Months Ended March 31,
	2011	2010	% Change
Revenue:
Finance charges	$106,503	$89,663	18.8%
Premiums earned	8,543	7,704	10.9%
Other income	8,466	5,895	43.6%
Total revenue	123,512	103,262	19.6%
Costs and expenses:
Salaries and wages	16,071	16,110	-0.2%
General and administrative	5,633	6,542	-13.9%
Sales and marketing	6,409	4,810	33.2%
Provision for credit losses	8,916	6,426	38.7%
Interest	12,623	11,705	7.8%
Provision for claims	6,599	5,212	26.6%
Total costs and expenses	56,251	50,805	10.7%
Income from continuing operations before provision for income taxes	67,261	52,457	28.2%
Provision for income taxes	24,070	20,442	17.7%
Income from continuing operations	43,191	32,015	34.9%
Discontinued operations
Loss from discontinued United Kingdom operations	-	(5)	-100.0%
Provision for income taxes	-	-	0.0%
Loss from discontinued operations	-	(5)	-100.0%
Net income	$43,191	$32,010	34.9%

Net income per share:
Basic	$1.59	$1.03
Diluted	$1.57	$1.01

Income from continuing operations per share:
Basic	$1.59	$1.03
Diluted	$1.57	$1.01

Loss from discontinued operations per share:
Basic	$-	$-
Diluted	$-	$-

Weighted average shares outstanding:
Basic	27,196	31,042
Diluted	27,489	31,584

Continuing Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table highlights changes in income from continuing operations for the three months ended March 31, 2011, as compared to 2010:

(In thousands)	Change
Income from continuing operations for the three months ended March 31, 2010	$32,015
Increase in finance charges	16,840
Increase in premiums earned	839
Increase in other income	2,571
Increase in operating expenses (1)	(651)
Increase in provision for credit losses	(2,490)
Increase in interest	(918)
Increase in provision for claims	(1,387)
Increase in provision for income taxes	(3,628)
Income from continuing operations for the three months ended March 31, 2011	$43,191

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the three months ended March 31, 2011, finance charges increased $16.8 million, or 18.8%, as compared to the same period in 2010.  The increase was primarily the result of an increase in the average net Loans receivable balance, as follows:

(Dollars in thousands)	For the Three Months Ended March 31,
	2011	2010	Change
Average net Loans receivable balance	$1,258,789	$1,050,731	$208,058
Average yield on our Loan portfolio	33.8%	34.1%	-0.3%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended March 31, 2011:

(In thousands)	Year over Year Change
Impact on finance charges:	For the Three Months Ended March 31, 2011
Due to an increase in the average net Loans receivable balance	$17,754
Due to a decrease in the average yield	(914)
Total increase in finance charges	$16,840

The increase in the average net Loans receivable balance was primarily due to growth in new Loan volume throughout 2010 and the first quarter of 2011, which was a result of advance rate increases we made during the first and fourth quarters of 2010.  The average yield on our Loan portfolio for the three months ended March 31, 2011 decreased slightly compared with the same period in 2010 as the lower yields on new Loans were partially offset by improvements in forecasted collection rates throughout 2010.

Premiums Earned.  For the three months ended March 31, 2011, premiums earned increased $0.8 million, or 10.9%, as compared to the same period in 2010.  The increase is primarily due to growth in the size of our reinsurance portfolio which resulted from growth in new Consumer Loan assignments throughout 2010 and the first quarter of 2011 that was partially offset by the termination of our arrangement with one of our third party insurers during the fourth quarter of 2009.

Other Income.  For the three months ended March 31, 2011, other income increased $2.6 million, or 43.6%, as compared to the same period in 2010.  The increase is primarily due to an increase in Guaranteed Asset Protection (“GAP”) profit sharing income.  Under our arrangement with our third party GAP provider, we receive annual profit sharing payments based on the performance of our GAP program and these payments are recognized as income in the period received.  For the three months ended March 31, 2011, we received a GAP profit sharing payment of $3.7 million compared to $0.7 million for the same period in 2010.

Operating Expenses.  For the three months ended March 31, 2011, operating expenses increased $0.7 million, or 2.4%, as compared to the same period in 2010, primarily due to the following:
•
An increase in sales and marketing expense of $1.6 million, or 33.2%, primarily due to increased sales commissions resulting from our growth in Consumer Loan assignment volume and the expansion of our sales force.

•
A decrease in general and administrative expense of $0.9 million, or 13.9%, primarily due to decreased legal costs and a refund received in the current period from the successful appeal of a property tax assessment.

Provision for Credit Losses.  For the three months ended March 31, 2011, the provision for credit losses increased $2.5 million, or 38.7%, as compared to the same period in 2010.  Under GAAP, when forecasted future cash flows decline relative to the cash flows expected at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer-Partner and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the three months ended March 31, 2011, overall Consumer Loan performance was generally consistent with our expectations at the start of the period.  However, impaired Loan pools experienced net declines in forecasted cash flows, resulting in a provision for credit losses of $8.9 million for the three months ended March 31, 2011, of which $9.4 million related to Dealer Loans offset by a reversal of provision of $0.5 million related to Purchased Loans.  During the three months ended March 31, 2010, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, impaired Loan pools within our portfolio experienced net declines in forecasted cash flows, resulting in a provision for credit losses of $6.4 million for the three months ended March 31, 2010, of which $3.4 million related to Dealer Loans and $3.0 million related to Purchased Loans.

Interest.  For the three months ended March 31, 2011, interest expense increased $0.9 million, or 7.8%, as compared to the same period in 2010.  The following table shows interest expense, the average outstanding debt balance, and the pre-tax average cost of debt for the three months ended March 31, 2011 and 2010:

(Dollars in thousands)	For the Three Months Ended March 31,
	2011	2010
Interest expense	$12,623	$11,705
Average outstanding debt balance	723,781	492,069
Pre-tax average cost of debt	7.0%	9.5%

For the three months ended March 31, 2011, the increase in interest expense is primarily due to the increase in the average outstanding debt balance, partially offset by a decline in our pre-tax average cost of debt.  The average outstanding debt balance increased compared to the same period in 2010 due to the use of the debt proceeds to fund stock repurchases and the growth in new Consumer Loan assignments.  The decline in our pre-tax average cost of debt resulted from more favorable pricing on our revolving credit facilities and a decrease in available and unused credit capacity.

Provision for Claims.  For the three months ended March 31, 2011, provision for claims increased $1.4 million, or 26.6%, as compared to the same period in 2010.  The increase was due to an increase in the size of our reinsurance portfolio and an increase in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the three months ended March 31, 2011, the effective tax rate decreased to 35.8%, from 39.0% in the same period in 2010 primarily due to changes in the reserve for uncertain tax positions and related interest.

Liquidity and Capital Resources

We need capital to fund new Loans and pay Dealer Holdback.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) Term ABS financings with qualified institutional investors; and (4) Senior Notes.  There are various restrictive debt covenants for each financing arrangement and we are in compliance with those covenants as of March 31, 2011.  For information regarding these financings and the covenants included in the related documents, see Note 5 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

On March 3, 2011, we issued $100.0 million aggregate principal amount of Senior Notes, which, together with the $250.0 million aggregate principal amount of Senior Notes we issued on February 1 2010, are governed by an indenture, dated as of February 1, 2010, as amended and supplemented (the “Indenture”), among us, as the issuer; our subsidiaries Buyers Vehicle Protection Plan, Inc. and Vehicle Remarketing Services, Inc., as guarantors; and U.S. Bank National Association, as trustee.  The Senior Notes issued during the first quarter of 2011 have the same terms as the previously issued Senior Notes, other than issue price and issue date, and all of the Senior Notes are treated as a single class under the Indenture.

The Senior Notes mature on February 1, 2017 and bear interest at a rate of 9.125% per annum, computed on the basis of a 360-day year comprised of twelve 30-day months and payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2010.  The Senior Notes issued during the first quarter of 2011 were issued at a price of 106.0% of their aggregate principal amount, resulting in gross proceeds of $106.0 million, and a yield to maturity of 7.83% per annum.

Cash and cash equivalents increased to $4.6 million as of March 31, 2011 from $3.8 million as of December 31, 2010.  Our total balance sheet indebtedness increased to $886.3 million as of March 31, 2011 from $685.7 million as of December 31, 2010 primarily due to the completion of a tender offer to purchase $125.0 million of our common stock using the proceeds from the issuance of $100.0 million of Senior Notes and borrowing under our $170.0 million revolving secured line of credit facility and the growth in new Consumer Loan assignments.

Contractual Obligations

A summary of our scheduled principal debt maturities as of March 31, 2011 is as follows:

(In thousands)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2011	$54,515
2012	203,574
2013	161,994
2014	115,782
2015	-
Thereafter	350,000
Total	$885,865

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

The amounts presented exclude the net unamortized debt premium of $0.5 million.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP.  Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity.  There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  These forward-looking statements represent our outlook only as of the date of this report.  While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties.  Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2010, other risk factors discussed herein or listed from time to time in our reports filed with the SEC and the following:

•	Our inability to accurately forecast and estimate the amount and timing of future collections could have a material adverse effect on results of operations.

•	We may be unable to execute our business strategy due to current economic conditions.

•	We may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow our business.

•	The terms of our debt limit how we conduct our business.

•	A violation of the terms of our Term ABS facilities or revolving secured warehouse facilities could have a materially adverse impact on our operations.

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

•	Litigation we are involved in from time to time may adversely affect our financial condition, results of operations and cash flows.

•	Changes in tax laws and the resolution of uncertain income tax matters could have a material adverse effect on our results of operations and cash flows from operations.

•	Our operations are dependent on technology.

•	Reliance on third parties to administer our ancillary product offerings could adversely affect our business and financial results.

•	We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional team members could adversely affect our ability to operate profitably.

•	Our reputation is a key asset to our business, and our business may be affected by how we are perceived in the marketplace.

•	The concentration of our Dealer-Partners in several states could adversely affect us.

•	Failure to properly safeguard confidential consumer information could subject us to liability, decrease our profitability and damage our reputation.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a complete discussion of our market risk.  There have been no material changes to the market risk information included in our 2010 Annual Report on Form 10-K.

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

PART II. - OTHER INFORMATION

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

In 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  As of March 31, 2011, we have authorization to repurchase up to $29.1 million of our common stock under this program.

The following table summarizes stock repurchases for the three months ended March 31, 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Used to Purchase Shares Under the Plans or Programs
January 1 to January 31, 2011	-		$-	-	$29,113,295
February 1 to February 28, 2011	19,550	*	70.380	-	29,113,295
March 1 to March 31, 2011	1,904,761	**	65.625	1,904,761	29,113,295
	1,924,311		$65.673	1,904,761

*Amount represents shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock.

**On February 9, 2011, we commenced a tender offer to repurchase up to 1,904,761 shares of our outstanding common stock at a price of $65.625 per share.  Upon expiration of the tender offer on March 10, 2011, we repurchased 1,904,761 common shares at a cost of approximately $125.0 million.

ITEM 6.                  EXHIBITS

See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 2, 2011

INDEX OF EXHIBITS

Exhibit No.		Description
4(f)(144)	1	First Supplemental Indenture, dated as of March 3, 2011, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee.
4(f)(145)	1
Registration Rights Agreement, dated March 3, 2011, among Credit Acceptance Corporation, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of the Company’s 9.125% First Priority Senior Secured Notes due 2017 issued on March 3, 2011.

31(a)	2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 3, 2011, and incorporated herein by reference.
2	Filed herewith.