Form 10-Q
period 2011-06-30
CREDIT ACCEPTANCE CORP
filed 2011-08-01
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

The number of shares of Common Stock, par value $0.01, outstanding on July 22, 2011 was 25,656,848.

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Finance charges	$113,830	$95,549	$220,333	$185,212
Premiums earned	10,190	8,245	18,733	15,949
Other income	5,945	7,985	14,411	13,880
Total revenue	129,965	111,779	253,477	215,041
Costs and expenses:
Salaries and wages	15,402	14,050	31,473	30,160
General and administrative	6,509	5,920	12,142	12,462
Sales and marketing	5,772	4,834	12,181	9,644
Provision for credit losses	8,928	1,790	17,844	8,216
Interest	14,950	12,267	27,573	23,972
Provision for claims	7,771	6,282	14,370	11,494
Total costs and expenses	59,332	45,143	115,583	95,948
Income from continuing operations before provision for income taxes	70,633	66,636	137,894	119,093
Provision for income taxes	25,789	17,571	49,859	38,013
Income from continuing operations	44,844	49,065	88,035	81,080
Discontinued operations
Loss from discontinued United Kingdom operations	-	(25)	-	(30)
Provision for income taxes	-	-	-	-
Loss from discontinued operations	-	(25)	-	(30)
Net income	$44,844	$49,040	$88,035	$81,050

Net income per share:
Basic	$1.73	$1.57	$3.31	$2.61
Diluted	$1.72	$1.55	$3.29	$2.56

Income from continuing operations per share:
Basic	$1.73	$1.57	$3.31	$2.61
Diluted	$1.72	$1.55	$3.29	$2.57

Loss from discontinued operations per share:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted average shares outstanding:
Basic	25,975	31,172	26,582	31,108
Diluted	26,111	31,601	26,796	31,601

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	As of
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS:
Cash and cash equivalents	$5,690	$3,792
Restricted cash and cash equivalents	86,096	66,536
Restricted securities available for sale	738	805

Loans receivable (including $6,360 and $9,031 from affiliates as of June 30, 2011 and December 31, 2010, respectively)	1,582,905	1,344,881
Allowance for credit losses	(144,819)	(126,868)
Loans receivable, net	1,438,086	1,218,013

Property and equipment, net	16,827	16,311
Income taxes receivable	2,724	12,002
Other assets	31,494	26,056
Total Assets	$1,581,655	$1,343,515

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$96,247	$75,297
Revolving secured line of credit	127,200	136,700
Secured financing	452,665	300,100
Mortgage note	4,407	4,523
Senior notes	350,427	244,344
Deferred income taxes, net	108,798	108,077
Total Liabilities	1,139,744	869,041

Commitments and Contingencies - See Note 12

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 80,000 shares authorized, 25,640 and 27,304 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	256	273
Paid-in capital	36,589	30,985
Retained earnings	405,089	443,326
Accumulated other comprehensive loss	(23)	(110)
Total Shareholders' Equity	441,911	474,474
Total Liabilities and Shareholders' Equity	$1,581,655	$1,343,515

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	For the Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$88,035	$81,050
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	17,844	8,216
Depreciation	2,040	2,317
Amortization	2,773	3,824
Loss on retirement of property and equipment	13	-
Provision for deferred income taxes	671	6,482
Stock-based compensation	1,192	2,168
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	21,077	2,966
Decrease (increase) in income taxes receivable	9,278	(3,039)
Increase in other assets	(2,964)	(1,819)
Net cash provided by operating activities	139,959	102,165
Cash Flows From Investing Activities:
(Increase) decrease in restricted cash and cash equivalents	(19,560)	18,597
Purchases of restricted securities available for sale	(303)	(1,018)
Maturities of restricted securities available for sale	380	1,256
Principal collected on Loans receivable	494,412	392,156
Advances to Dealer-Partners	(610,207)	(394,863)
Purchases of Consumer Loans	(63,495)	(52,151)
Accelerated payments of Dealer Holdback	(24,416)	(15,320)
Payments of Dealer Holdback	(34,749)	(22,882)
Net decrease in other loans	538	83
Purchases of property and equipment	(2,569)	(1,926)
Net cash used in investing activities	(259,969)	(76,068)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	1,112,200	212,700
Repayments under revolving secured line of credit	(1,121,700)	(305,700)
Proceeds from secured financing	295,000	70,000
Repayments of secured financing	(142,435)	(234,097)
Principal payments under mortgage note and capital lease obligations	(116)	(417)
Proceeds from sale of senior notes	106,000	243,738
Payments of debt issuance costs	(5,164)	(12,365)
Repurchase of common stock	(126,675)	(1,896)
Proceeds from stock options exercised	2,473	172
Tax benefits from stock-based compensation plans	2,325	1,137
Net cash provided by (used in) financing activities	121,908	(26,728)
Effect of exchange rate changes on cash	-	(2)
Net increase (decrease) in cash and cash equivalents	1,898	(633)
Cash and cash equivalents, beginning of period	3,792	2,170
Cash and cash equivalents, end of period	$5,690	$1,537

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$24,690	$21,194
Cash paid during the period for income taxes	$38,030	$38,236

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

Certain amounts for prior periods have been reclassified to conform to the current presentation.  We have changed the presentation of our consolidated statement of cash flows to present depreciation and amortization as separate operating activities.  Under our previous presentation, depreciation and amortization were presented as a combined operating activity.  We have also changed the presentation of our consolidated statement of cash flows to reflect the increased significance of debt issuance costs.  Under our current presentation, payments of debt issuance costs are presented as a separate financing activity and the related amortization is presented within operating activities as amortization.  Under our previous presentation, payments of debt issuance costs and the related amortization were presented as a net change in other assets within operating activities.  We have also changed the presentation of our consolidated statement of cash flows to present advances to Dealer-Partners (as defined in Note 2) and accelerated payments of Dealer Holdback (as defined in Note 2) as separate investing activities.  Under our previous presentation, advances to Dealer-Partners and accelerated payments of Dealer Holdback were presented as a combined investing activity.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2011 for items that could potentially be recognized or disclosed in these financial statements.  We did not identify any items which would require disclosure in or adjustment to the financial statements.

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

We have two programs: the Portfolio Program and the Purchase Program.  Under the Portfolio Program, we advance money to Dealer-Partners (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loans.  Under the Purchase Program, we buy the Consumer Loans from the Dealer-Partners (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer.  Dealer Loans and Purchased Loans are collectively referred to as “Loans”.  The following table shows the percentage of Consumer Loans assigned to us based on unit volumes under each of the programs for each of the last six quarters:

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2010	90.9%	9.1%
June 30, 2010	90.5%	9.5%
September 30, 2010	90.5%	9.5%
December 31, 2010	91.8%	8.2%
March 31, 2011	92.9%	7.1%
June 30, 2011	92.1%	7.9%

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

We record the amount advanced to the Dealer-Partner as a Dealer Loan, which is classified within Loans receivable in our consolidated balance sheets.  Cash advanced to Dealer-Partners is automatically assigned to the originating Dealer-Partner’s open pool of advances.  We generally require Dealer-Partners to group advances into pools of at least 100 Consumer Loans.  At the Dealer-Partner’s option, a pool containing at least 100 Consumer Loans can be closed and subsequent advances assigned to a new pool.  All advances within a Dealer-Partner’s pool are secured by the future collections on the related Consumer Loans assigned to the pool.  For Dealer-Partners with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for Dealer Holdback.  We perfect our security interest in the Dealer Loans by taking possession of the Consumer Loans, which list us as lien holder on the vehicle title.

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

Dealer-Partners have an opportunity to receive an accelerated Dealer Holdback payment at the time a pool of 100 or more Consumer Loans is closed by Dealer-Partners with a single open pool or at the time 100 Consumer Loans have been collectively assigned by Dealer-Partners with multiple open pools.  The amount paid to the Dealer-Partner is calculated using a formula that considers the forecasted collections and the advance balance on the related Consumer Loans.

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

Program Enrollment

Currently, Dealer-Partners can enroll in our program by paying a one-time fee of $9,850 or by agreeing to allow us to retain 50% of their first accelerated Dealer Holdback payment.

On September 1, 2009, we began requiring Dealer-Partners who elected to enroll without paying the $9,850 fee to pay a fee of $1,950 (in addition to agreeing to let us retain 50% of their first accelerated Dealer Holdback payment).  The $1,950 fee was eliminated on June 1, 2011.

For all Dealer-Partners enrolling in our program, access to the Purchase Program is typically only granted after the first accelerated Dealer Holdback payment has been received under the Portfolio Program.

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

Forecast Methodology Changes and Modifications.  For the three and six months ended June 30, 2011 and 2010, we did not make any methodology changes or significant modifications to our forecasts of future collections on Consumer Loans that had a material impact on our financial results.

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

(In thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net assumed written premiums	$11,740	$8,366	$26,126	$18,676
Net premiums earned	10,190	8,245	18,733	15,950
Provision for claims	7,771	6,283	14,370	11,498
Amortization of capitalized acquisition costs	246	103	459	321

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In thousands)		As of
	Balance Sheet location	June 30, 2011	December 31, 2010
Trust assets	Restricted cash and cash equivalents	$40,981	$31,246
Unearned premium	Accounts payable and accrued liabilities	32,150	24,757
Claims reserve (1)	Accounts payable and accrued liabilities	1,284	1,029

(1)	The claims reserve is estimated based on historical claims experience.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents increased to $86.1 million as of June 30, 2011 from $66.5 million as of December 31, 2010.  The following table summarizes restricted cash and cash equivalents:

(In thousands)	As of
	June 30, 2011	December 31, 2010
Cash related to secured financings	$44,926	$35,160
Cash held in trusts for future vehicle service contract claims (1)	41,170	31,376
Total restricted cash and cash equivalents	$86,096	$66,536

(1)
The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.  As of June 30, 2011, the outstanding balance includes $40,981 related to VSC Re and $189 related to a discontinued profit sharing arrangement.  As of December 31, 2010, the outstanding balance includes $31,246 related to VSC Re and $130 related to a discontinued profit sharing arrangement.

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

Restricted securities available for sale consisted of the following:

(In thousands)	As of June 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government and agency securities	$75	$-	$-	$75
Corporate bonds	651	12	-	663
Total restricted securities available for sale	$726	$12	$-	$738

(In thousands)	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government and agency securities	$298	$3	$-	$301
Corporate bonds	504	5	(5)	504
Total restricted securities available for sale	$802	$8	$(5)	$805

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

(In thousands)	As of
	June 30, 2011		December 31, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Contractual Maturity
Within one year	$221	$222	$499	$496
Over one year to five years	505	516	303	309
Total restricted securities available for sale	$726	$738	$802	$805

Deferred Debt Issuance Costs

As of June 30, 2011 and December 31, 2010, deferred debt issuance costs were $18.0 million and $15.6 million, respectively, and are included in other assets in the consolidated balance sheets.  Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for term secured financings and Senior Notes (as defined below in Note 5) and the straight-line method for lines of credit and revolving secured financings.

Derivative and Hedging Instruments

We rely on various sources of financing, some of which contain floating rates of interest and expose us to risks associated with increases in interest rates.  We manage such risk primarily by entering into interest rate cap and interest rate swap agreements (“derivative instruments”).

For derivative instruments that are designated and qualify as hedging instruments, we formally document all relationships between the hedging instruments and hedged items, as well as their risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivative instruments that are designated as cash flow hedges to specific assets and liabilities on the balance sheet.  We also formally assess (both at the hedge’s inception and on a quarterly basis) whether the derivative instruments that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivative instruments may be expected to remain highly effective in the future periods.  The effective portion of changes in the fair value of the derivative instruments is recorded in other comprehensive income, net of income taxes.  If it is determined that a derivative instrument is not (or has ceased to be) highly effective as a hedge, we would discontinue hedge accounting prospectively and the ineffective portion of changes in fair value would be recorded in interest expense.  For derivative instruments not designated as hedges, changes in the fair value of these agreements increase or decrease interest expense.

We recognize derivative instruments as either other assets or accounts payable and accrued liabilities on our consolidated balance sheets.  For additional information regarding our derivative and hedging instruments, see Note 6 to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Concluded)

New Accounting Updates

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26, which amends Topic 944 (Financial Services – Insurance).  ASU No. 2010-26 is intended to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments specify which costs incurred in the acquisition of new and renewal contracts should be capitalized.  ASU No. 2010-26 is effective for fiscal years beginning after December 15, 2011. While the guidance in this ASU is required to be applied prospectively upon adoption, retrospective application is also permitted (to all prior periods presented). Early adoption is also permitted, but only at the beginning of an entity’s annual reporting period.  The adoption of ASU No. 2010-26 beginning on January 1, 2012 is not expected to have a material impact on our consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  In May 2011, the FASB issued ASU No. 2011-04 which amends Topic 820 (Fair Value Measurement).  ASU No. 2011-04 is intended to provide a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS.  The amendments in ASU No. 2011-04 include changes regarding how and when the valuation premise of highest and best use applies, the application of premiums and discounts, and new required disclosures.  ASU No. 2011-04 is to be applied prospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2011 with early adoption prohibited.  While the adoption of ASU No. 2011-04 is not expected to have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to fair value measurements.

Presentation of Comprehensive Income.  In June 2011, the FASB issued ASU No. 2011-05 which amends Topic 220 (Comprehensive Income).  ASU No. 2011-05 is intended to enhance comparability between entities that report under US GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity.  ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The amended guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-05 is to be applied retrospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted.  We expect the adoption of ASU No. 2011-05 will change the presentation of our consolidated financial statements.

4.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In thousands)	As of June 30, 2011
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,331,973	$250,932	$1,582,905
Allowance for credit losses	(131,728)	(13,091)	(144,819)
Loans receivable, net	$1,200,245	$237,841	$1,438,086

(In thousands)	As of December 31, 2010
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,082,039	$262,842	$1,344,881
Allowance for credit losses	(113,227)	(13,641)	(126,868)
Loans receivable, net	$968,812	$249,201	$1,218,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

4.           LOANS RECEIVABLE – (Continued)

A summary of changes in Loans receivable is as follows:

(In thousands)	For the Three Months Ended June 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,233,387	$254,969	$1,488,356
New Consumer Loan assignments (1)	273,799	30,769	304,568
Principal collected on Loans receivable	(203,087)	(37,733)	(240,820)
Accelerated Dealer Holdback payments	12,371	-	12,371
Dealer Holdback payments	19,175	-	19,175
Transfers (2)	(2,961)	2,961	-
Write-offs	(476)	(61)	(537)
Recoveries	533	27	560
Net change in other loans	(768)	-	(768)
Balance, end of period	$1,331,973	$250,932	$1,582,905

(In thousands)	For the Three Months Ended June 30, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$925,094	$286,392	$1,211,486
New Consumer Loan assignments (1)	189,745	25,708	215,453
Principal collected on Loans receivable	(149,096)	(36,923)	(186,019)
Accelerated Dealer Holdback payments	8,121	-	8,121
Dealer Holdback payments	10,712	-	10,712
Transfers (2)	(3,522)	3,522	-
Write-offs	(672)	(24)	(696)
Recoveries	582	20	602
Net change in other loans	(45)	-	(45)
Currency translation	33	-	33
Balance, end of period	$980,952	$278,695	$1,259,647

(In thousands)	For the Six Months Ended June 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,082,039	$262,842	$1,344,881
New Consumer Loan assignments (1)	610,207	63,495	673,702
Principal collected on Loans receivable	(411,546)	(82,866)	(494,412)
Accelerated Dealer Holdback payments	24,416	-	24,416
Dealer Holdback payments	34,749	-	34,749
Transfers (2)	(7,557)	7,557	-
Write-offs	(827)	(139)	(966)
Recoveries	1,030	43	1,073
Net change in other loans	(538)	-	(538)
Balance, end of period	$1,331,973	$250,932	$1,582,905

(In thousands)	For the Six Months Ended June 30, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$869,603	$297,955	$1,167,558
New Consumer Loan assignments (1)	394,863	52,151	447,014
Principal collected on Loans receivable	(311,087)	(81,069)	(392,156)
Accelerated Dealer Holdback payments	15,320	-	15,320
Dealer Holdback payments	22,882	-	22,882
Transfers (2)	(9,665)	9,665	-
Write-offs	(2,060)	(49)	(2,109)
Recoveries	1,146	42	1,188
Net change in other loans	(83)	-	(83)
Currency translation	33	-	33
Balance, end of period	$980,952	$278,695	$1,259,647

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

A summary of changes in the allowance for credit losses is as follows:

(In thousands)	For the Three Months Ended June 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$122,801	$13,067	$135,868
Provision for credit losses	8,870	58	8,928
Write-offs	(476)	(61)	(537)
Recoveries	533	27	560
Balance, end of period	$131,728	$13,091	$144,819

(In thousands)	For the Three Months Ended June 30, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$111,372	$11,772	$123,144
Provision for credit losses	802	988	1,790
Write-offs	(672)	(24)	(696)
Recoveries	582	20	602
Currency translation	31	-	31
Balance, end of period	$112,115	$12,756	$124,871

(In thousands)	For the Six Months Ended June 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,227	$13,641	$126,868
Provision for credit losses	18,298	(454)	17,844
Write-offs	(827)	(139)	(966)
Recoveries	1,030	43	1,073
Balance, end of period	$131,728	$13,091	$144,819

(In thousands)	For the Six Months Ended June 30, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$108,792	$8,753	$117,545
Provision for credit losses	4,206	4,010	8,216
Write-offs	(2,060)	(49)	(2,109)
Recoveries	1,146	42	1,188
Currency translation	31	-	31
Balance, end of period	$112,115	$12,756	$124,871

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) asset-backed secured financings (“Term ABS”) with qualified institutional investors; and (4) 9.125% First Priority Senior Secured Notes due 2017 (“Senior Notes”).  General information for each of our financing transactions in place as of June 30, 2011 is as follows:

(Dollars in thousands)
Financings	Wholly-owned Subsidiary	Issue Number	Close Date	Maturity Date	Financing Amount	Interest Rate as of June 30, 2011
Revolving Secured Line of Credit	n/a	n/a	June 17, 2011	June 22, 2014	$205,000	At our option, either the LIBOR rate plus 225 basis points or the prime rate plus 125 basis points
Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding Corp. II	2003-2	June 17, 2011	June 17, 2014 (2)	$325,000	Commercial paper rate plus 275 basis points or LIBOR plus 375 basis points (4) (5)
Revolving Secured Warehouse Facility (1)	CAC Warehouse Funding III, LLC	2008-2	September 10, 2010	September 10, 2013 (6)	$75,000	Commercial paper rate plus 160 basis points or LIBOR plus 160 basis points (3) (4) (5)
Term ABS 2009-1 (1)	Credit Acceptance Funding LLC 2009-1	2009-1	December 3, 2009	May 15, 2011 (2)	$110,500	Fixed rate
Term ABS 2010-1 (1)	Credit Acceptance Funding LLC 2010-1	2010-1	November 4, 2010	October 15, 2012 (2)	$100,500	Fixed rate
Senior Notes	n/a	n/a	(7)	February 1, 2017	$350,000	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.
(2)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.
(3)	A portion of the outstanding balance is a floating rate obligation that has been converted to a fixed rate obligation via an interest rate swap.
(4)	The LIBOR rate is used if funding is not available from the commercial paper market.
(5)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.
(6)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2014 will be due.
(7)	The close dates associated with the issuance of $250.0 million and $100.0 million of the Senior Notes were on February 1, 2010 and March 3, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Continued)

Additional information related to the amounts outstanding on each facility is as follows:

(In thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revolving Secured Line of Credit
Maximum outstanding balance	$152,500	$67,300	$152,500	$107,900
Average outstanding balance	124,858	30,332	105,804	37,393

Revolving Secured Warehouse Facility (2003-2)
Maximum outstanding balance	$240,600	$66,000	$240,600	$152,600
Average outstanding balance	211,519	31,736	168,316	42,603

Revolving Secured Warehouse Facility (2008-2)
Maximum outstanding balance	$75,000	$75,000	$75,000	$75,000
Average outstanding balance	32,813	74,945	34,144	74,972

(Dollars in thousands)	As of
	June 30, 2011	December 31, 2010
Revolving Secured Line of Credit
Balance outstanding	$127,200	$136,700
Letter of credit	500	500
Amount available for borrowing (1)	77,300	32,800
Interest rate	2.52%	3.03%

Revolving Secured Warehouse Facility (2003-2)
Balance outstanding	$185,000	$49,100
Amount available for borrowing (1)	140,000	275,900
Loans pledged as collateral	349,154	83,692
Restricted cash and cash equivalents pledged as collateral	7,873	4,037
Interest rate	2.96%	3.82%

Revolving Secured Warehouse Facility (2008-2)
Balance outstanding	$70,000	$40,000
Amount available for borrowing (1)	5,000	35,000
Loans pledged as collateral	98,760	70,639
Restricted cash and cash equivalents pledged as collateral	4,279	2,409
Interest rate	2.20%	3.94%

Term ABS 2009-1
Balance outstanding	$97,165	$110,500
Loans pledged as collateral	134,290	138,090
Restricted cash and cash equivalents pledged as collateral	17,362	15,554
Interest rate	4.46%	4.40%

Term ABS 2010-1
Balance outstanding	$100,500	$100,500
Loans pledged as collateral	122,987	125,161
Restricted cash and cash equivalents pledged as collateral	15,412	13,160
Interest rate	2.36%	2.36%

Senior Notes
Balance outstanding (2)	$350,427	$244,344
Interest rate	9.13%	9.13%

(1) Availability may be limited by the amount of assets pledged as collateral.
(2)
The outstanding balance presented for the Senior Notes includes a net unamortized debt premium of $0.4 million as of June 30, 2011 and unamortized debt discount of $5.7 million as of December 31, 2010.

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

Revolving Secured Line of Credit Facility

During the second quarter of 2011, we extended the maturity of our revolving secured line of credit facility from June 22, 2012 to June 22, 2014.  Additionally, the amount of the facility was increased from $170.0 million to $205.0 million.  The interest rate on borrowings under the facility remains the same at the prime rate plus 1.25% or the LIBOR rate plus 2.25%, at our option.  The financial covenant that required us to maintain a minimum ratio of assets to debt and the floor on the LIBOR rate was eliminated.

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

During the second quarter of 2011, we extended the date on which our $325.0 million revolving secured warehouse facility will cease to revolve from June 15, 2013 to June 17, 2014.  The interest rate on borrowings under the facility was decreased from the commercial paper rate plus 3.5% to the commercial paper rate plus 2.75%.

During the second quarter of 2011, we decreased the interest rate on our $75.0 million revolving secured warehouse facility from LIBOR plus 3.0% to LIBOR plus 1.6%.

Under both revolving secured warehouse facilities we can contribute Loans to our wholly-owned subsidiaries in return for cash and equity in each subsidiary.  In turn, each subsidiary pledges the Loans as collateral to institutional investors to secure financing that will fund the cash portion of the purchase price of the Loans.  The financing provided to each subsidiary under the applicable facility is limited to the lesser of 80% of the net book value of the contributed Loans plus the cash collected on such Loans or the facility limit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Continued)

The financings create indebtedness for which the subsidiaries are liable and which is secured by all the assets of each subsidiary.  Such indebtedness is non-recourse to us, even though we are consolidated for financial reporting purposes with the subsidiaries.  Because the subsidiaries are organized as legal entities separate from us, their assets (including the contributed Loans) are not available to our creditors.

Interest on borrowings under the $325.0 million revolving secured warehouse facility has been limited through interest rate cap agreements to a maximum rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable.  Interest on borrowings for a portion of the $75.0 million revolving secured warehouse facility has also been limited through interest rate cap agreements to a maximum rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable.  We have also entered into an interest rate swap to convert $25.0 million of the $75.0 million revolving secured warehouse facility into fixed rate debt bearing an interest rate of 2.96%.  For additional information, see Note 6 of these consolidated financial statements.

The subsidiaries pay us a monthly servicing fee equal to 6% of the collections received with respect to the contributed Loans.  The fee is paid out of the collections.  Except for the servicing fee and holdback payments due to Dealer-Partners, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full.  If a facility is not amortizing, the applicable subsidiary may be entitled to retain a portion of such collections provided that the borrowing base requirements of the facility are satisfied.

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

Each financing at the time of issuance has a specified revolving period during which we may be required, and are likely, to contribute additional Loans to each Funding LLC.  Each Funding LLC will then contribute the Loans to their respective trust.  At the end of the revolving period, the debt outstanding under each financing will begin to amortize.

The financings create indebtedness for which the trusts are liable and which is secured by all the assets of each trust.  Such indebtedness is non-recourse to us, even though we are consolidated for financial reporting purposes with the trusts and the Funding LLCs.  Because the Funding LLCs are organized as legal entities separate from us, their assets (including the contributed Loans) are not available to our creditors.  We receive a monthly servicing fee on each financing equal to 6% of the collections received with respect to the contributed Loans.  The fee is paid out of the collections.  Except for the servicing fee and Dealer Holdback payments due to Dealer-Partners, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full.  If a facility is not amortizing, the applicable subsidiary may be entitled to retain a portion of such collections provided that the borrowing base requirements of the facility are satisfied.  However, in our capacity as servicer of the  Loans, we do have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs and/or the trusts under certain specified circumstances.  Alternatively, when a trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust.  The collections will then be available to be distributed to us as the sole member of the respective Funding LLC.

The table below sets forth certain additional details regarding the outstanding Term ABS Financings:

(Dollars in thousands)
Term ABS Financings	Issue Number	Close Date	Net Book Value of Dealer Loans Contributed at Closing	Revolving Period	Expected Annualized Rates (1)
Term ABS 2009-1	2009-1	December 3, 2009	$142,301	18 months (Through May 15, 2011)	5.2%
Term ABS 2010-1	2010-1	November 4, 2010	$126,751	24 months (Through October 15, 2012)	3.1%

(1)	Includes underwriter’s fees and other costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Concluded)

Debt Covenants

As of June 30, 2011, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our revolving secured warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of June 30, 2011, we were in compliance with all such covenants.  As of the end of the quarter, we were also in compliance with our covenants under the Indenture.  The Indenture includes covenants that limit the maximum ratio of our funded debt to tangible net worth and also require a minimum collateral coverage ratio.

6.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  As of June 30, 2011, we had interest rate cap agreements to manage the interest rate risk on our $325.0 million revolving secured warehouse facility with various maturities between August 2011 and June 2013.  As of December 31, 2010, we had interest rate cap agreements to manage the interest rate risk on our $325.0 million revolving secured warehouse facility with various maturities between February 2011 and May 2012.  As of June 30, 2011 and December 31, 2010, we also had an interest rate cap agreement that matures on September 19, 2013 to manage the interest rate risk on a portion of our $75.0 million revolving secured warehouse facility.  These instruments limit the interest rate on both revolving secured warehouse facilities to 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable.

The interest rate caps have not been designated as hedging instruments.

Interest Rate Swaps.  As of June 30, 2011 and December 31, 2010, we had an interest rate swap outstanding which matures in August 2011 to convert $25.0 million of the $75.0 million revolving secured warehouse facility into fixed rate debt, bearing an interest rate of 2.96% and 4.36%, respectively.  The decline in the fixed interest rate, as of June 30, 2011, was due to the 140 basis point reduction in the spread during the second quarter of 2011.  This interest rate swap has been designated as a cash flow hedging instrument.

As of June 30, 2011, we had minimal exposure to credit loss on the outstanding interest rate swap.  We do not believe that any reasonably likely change in interest rates would have a materially adverse effect on our financial position, our results of operations or our cash flows.

Information related to the fair values of derivative instruments in our consolidated balance sheets as of June 30, 2011 and December 31, 2010 is as follows:

(In thousands)		Fair Value as of
	Balance Sheet location	June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments
Liability Derivatives
Interest rate swap	Accounts payable and accrued liabilities	$49	$176

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate caps	Other assets	$45	$56

Total Derivatives
Total Asset Derivatives		$45	$56
Total Liability Derivatives		$49	$176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DERIVATIVE AND HEDGING INSTRUMENTS – (Concluded)

Information related to the effect of derivative instruments designated as hedging instruments in our consolidated financial statements is as follows:

(In thousands)
Derivatives in Cash Flow Hedging Relationships	(Loss) / Gain Recognized in OCI on Derivative (Effective Portion)		(Loss) / Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2011	2010	Location	2011	2010
Interest rate swap	$(8)	$562	Interest expense	$(74)	$(168)

(In thousands)
Derivatives in Cash Flow Hedging Relationships	(Loss) / Gain Recognized in OCI on Derivative (Effective Portion)		(Loss) / Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	Location	2011	2010
Interest rate swap	$(16)	$611	Interest expense	$(143)	$(608)

As of June 30, 2011, we expect to reclassify losses less than $0.1 million from accumulated other comprehensive income into income during the next twelve months.

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the three and six months ended June 30, 2011 and 2010 is as follows:

(In thousands)
Derivatives Not Designated as Hedging Instruments		Amount of (Loss) / Gain Recognized in Income on Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2011	2010	2011	2010
Interest rate caps	Interest expense	$(121)	$(81)	$(141)	$(157)
Interest rate swap	Interest expense	-	-	-	(590)
Total		$(121)	$(81)	$(141)	$(747)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS – (Concluded)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In thousands)	As of
	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$5,690	$5,690	$3,792	$3,792
Restricted cash and cash equivalents	86,096	86,096	66,536	66,536
Restricted securities available for sale	738	738	805	805
Net investment in Loans receivable	1,438,086	1,455,440	1,218,013	1,224,830
Derivative instruments	45	45	56	56

Liabilities
Revolving secured line of credit	$127,200	$127,200	$136,700	$136,700
Secured financing	452,665	454,379	300,100	302,377
Mortgage note	4,407	4,407	4,523	4,523
Senior notes	350,427	374,688	244,344	261,250
Derivative instruments	49	49	176	176

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

The following table provides the fair value measurements of applicable assets and liabilities, measured at fair value on a recurring basis, as of June 30, 2011 and December 31, 2010:

(In thousands)	As of June 30, 2011			As of December 31, 2010
	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets
Restricted securities available for sale	$738	$-	$738	$805	$-	$805
Derivative instruments	-	45	45	-	56	56

Liabilities
Derivative instruments	$-	$49	$49	$-	$176	$176

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

Affiliated Dealer Loan balances were $6.4 million and $9.0 million as of June 30, 2011 and December 31, 2010, respectively.  Affiliated Dealer Loan balances were 0.5% and 0.8% of total consolidated Dealer Loan balances as of June 30, 2011 and December 31, 2010, respectively.  A summary of related party Loan activity is as follows:

(In thousands)	For the Three Months Ended June 30,
	2011		2010
	Affiliated Dealer-Partner activity	% of consolidated	Affiliated Dealer-Partner activity	% of consolidated
Dealer Loan revenue	$436	0.5%	$801	1.1%
New Consumer Loan assignments (1)	313	0.1%	920	0.4%
Accelerated Dealer Holdback payments	-	0.0%	119	1.5%
Dealer Holdback payments	640	3.3%	469	4.4%

(In thousands)	For the Six Months Ended June 30,
	2011		2010
	Affiliated Dealer-Partner activity	% of consolidated	Affiliated Dealer-Partner activity	% of consolidated
Dealer Loan revenue	$981	0.5%	$1,648	1.2%
New Consumer Loan assignments (1)	660	0.1%	2,418	0.5%
Accelerated Dealer Holdback payments	24	0.1%	220	1.4%
Dealer Holdback payments	1,105	3.2%	1,059	4.6%

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

9.           INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	2.6%	1.7%	2.2%	1.9%
Changes in reserve for uncertain tax positions as a result of settlements and lapsed statutes and related interest	-0.6%	-10.6%	-0.8%	-5.2%
Other	-0.5%	0.3%	-0.2%	0.2%
Effective tax rate	36.5%	26.4%	36.2%	31.9%

The differences between the U.S. federal statutory rate and our effective tax rate are primarily due to state income taxes and reserves for uncertain tax positions and related interest that are included in the provision for income taxes.

The increase in the effective tax rate for the three and six months ended June 30, 2011, as compared to the same periods in 2010, is primarily due to changes in the reserve for uncertain tax positions.  During the three and six months ended June 2010, we reversed certain reserves for uncertain tax positions that were resolved and settled with the IRS.  This reversal decreased our effective tax rate for the 2010 periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.           CAPITAL TRANSACTIONS

Net Income Per Share

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

(In thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average shares outstanding:
Common shares	25,547	30,902	26,186	30,873
Vested restricted stock units	428	270	396	235
Basic number of weighted average shares outstanding	25,975	31,172	26,582	31,108

Dilutive effect of stock options	105	365	140	366
Dilutive effect of restricted stock and restricted stock units	31	64	74	127
Dilutive number of weighted average shares outstanding	26,111	31,601	26,796	31,601

For the three and six months ended June 30, 2011 and 2010, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive.

Stock Repurchases

During the first quarter of 2011, we commenced a tender offer to repurchase 1.9 million shares of our common stock at a price of $65.625 per share.  Upon expiration of the tender offer during the first quarter of 2011, we repurchased 1.9 million common shares at a cost of $125.0 million, which included 1.3 million shares beneficially owned by Donald A. Foss, our Chairman of the Board, and 0.5 million shares beneficially owned by the trustee of certain grantor retained annuity trusts created by Mr. Foss.  We financed the repurchase of our common stock in the tender offer using the proceeds from the issuance of $100.0 million of Senior Notes and by borrowing under our revolving secured line of credit facility.

Stock Compensation Plans

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), the number of shares reserved for granting of restricted stock, restricted stock units, stock options, and performance awards to team members, officers, directors, and contractors at any time prior to April 6, 2019 is 1.5 million shares.  The shares available for future grants under the Incentive Plan totaled 322,560 as of June 30, 2011.

A summary of the restricted stock activity under the Incentive Plan for the six months ended June 30, 2011 and 2010 is presented below:

(In thousands)	Number of Shares
	For the Six Months Ended June 30,
Restricted Stock	2011	2010
Outstanding Beginning Balance	112	242
Granted	9	19
Vested	(63)	(142)
Forfeited	(3)	(3)
Outstanding Ending Balance	55	116

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.           CAPITAL TRANSACTIONS – (Concluded)

A summary of the restricted stock unit activity under the Incentive Plan for the six months ended June 30, 2011 and 2010 is presented below:

(In thousands, except per share data)	Nonvested		Vested		Total
Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units
Outstanding as of December 31, 2010	521	$19.99	270	$22.94	791
Granted	5	62.20	-	-	5	(1)
Vested	(158)	20.99	158	20.99	-	(2)
Forfeited	(6)	13.19	-	-	(6)
Outstanding as of June 30, 2011	362	$20.10	428	$22.14	790

(In thousands, except per share data)	Nonvested		Vested		Total
Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units
Outstanding as of December 31, 2009	648	$19.35	120	$26.30	768
Granted	33	39.89	-	-	33	(3)
Vested	(150)	20.24	150	20.24	-	(4)
Outstanding as of June 30, 2010	531	$20.36	270	$22.94	801

(1)	The distribution date of vested restricted stock units is February 22, 2018.
(2)
The distribution date of vested restricted stock units is February 22, 2014 for 60 restricted stock units, February 22, 2016 for 90 restricted stock units and February 22, 2017 for 8 restricted stock units.

(3)	The distribution date of vested restricted stock units is February 22, 2017.
(4)	The distribution date of vested restricted stock units is February 22, 2014 for 60 restricted stock units and February 22, 2016 for 90 restricted stock units.

Stock compensation expense consists of the following:

(In thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Restricted stock	$164	$126	$380	$460
Restricted stock units	437	859	812	1,708
Total	$601	$985	$1,192	$2,168

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

11.           COMPREHENSIVE INCOME

Our comprehensive income information is set forth below:

(In thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$44,844	$49,040	$88,035	$81,050
Unrealized gain on securities available for sale, net of tax	5	12	7	7
Unrealized gain on interest rate swap, net of tax	41	462	80	771
Comprehensive income	$44,890	$49,514	$88,122	$81,828

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

On December 3, 2010, we received a civil investigative demand from the Missouri Attorney General Office relating to our practices regarding collections from Missouri consumers who claim to have not received title from the Dealer-Partner at the time of their purchase.  On January 24, 2011, we provided an initial response and on May 16, 2011, we filed a supplemental response.  We are in continued discussions with the Attorney General with respect to the demand for information.  We are cooperating with the inquiry.

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

For the three months ended June 30, 2011, consolidated net income was $44.8 million, or $1.72 per diluted share, compared to $49.0 million, or $1.55 per diluted share, for the same period in 2010.  For the six months ended June 30, 2011, consolidated net income was $88.0 million, or $3.29 per diluted share, compared to $81.1 million, or $2.56 per diluted share, for the same period in 2010.  The decline in consolidated net income for the three months ended June 30, 2011 was primarily due to the impact of the lower effective tax rate in the same period of the prior year resulting from the reversal of certain reserves for uncertain tax positions that were resolved and settled with the IRS.  The growth in consolidated net income for the six months ended June 30, 2011 was primarily due to an increase in the size of our Loan portfolio.

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio is 2.1:1 as of June 30, 2011.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) Term ABS financings with qualified institutional investors; and (4) 9.125% First Priority Senior Secured Notes due 2017 (“Senior Notes”).

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of June 30, 2011, with the forecasts as of March 31, 2011, as of December 31, 2010, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	June 30, 2011	March 31, 2011	December 31, 2010	Initial Forecast	March 31, 2011	December 31, 2010	Initial Forecast
2002	70.5%	70.5%	70.5%	67.9%	0.0%	0.0%	2.6%
2003	73.7%	73.7%	73.7%	72.0%	0.0%	0.0%	1.7%
2004	73.0%	73.0%	73.0%	73.0%	0.0%	0.0%	0.0%
2005	73.7%	73.7%	73.7%	74.0%	0.0%	0.0%	-0.3%
2006	70.1%	70.2%	70.2%	71.4%	-0.1%	-0.1%	-1.3%
2007	68.0%	68.0%	67.9%	70.7%	0.0%	0.1%	-2.7%
2008	70.0%	70.0%	69.9%	69.7%	0.0%	0.1%	0.3%
2009	78.9%	78.6%	78.5%	71.9%	0.3%	0.4%	7.0%
2010	76.0%	75.4%	75.8%	73.6%	0.6%	0.2%	2.4%
2011 (1)	73.6%	73.0%	-	73.1%	0.6%	-	0.5%

(1)
The forecasted collection rate for 2011 Consumer Loans as of June 30, 2011 includes both Consumer Loans that were in our portfolio as of March 31, 2011 and Consumer Loans assigned during the most recent quarter.  The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of
2011 Consumer Loan Assignment Period	June 30, 2011	March 31, 2011	Variance
January 1, 2011 through March 31, 2011	74.3%	73.0%	1.3%
April 1, 2011 through June 30, 2011	72.7%	-	-

Consumer Loans assigned in 2002, 2003, 2009 and 2010 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates.  For 2004, 2005, and 2008, actual results have been very close to our initial estimates.  For the three and six months ended June 30, 2011, forecasted collection rates increased for Consumer Loans assigned during 2009, 2010, and 2011 and were generally consistent with expectations at the start of the period for the other assignment years.

Forecasting collection rates precisely at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we currently forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of June 30, 2011.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of June 30, 2011
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2002	70.5%	42.2%	28.3%	99.4%
2003	73.7%	43.4%	30.3%	99.4%
2004	73.0%	44.0%	29.0%	99.2%
2005	73.7%	46.9%	26.8%	98.9%
2006	70.1%	46.6%	23.5%	97.9%
2007	68.0%	46.5%	21.5%	94.9%
2008	70.0%	44.6%	25.4%	86.4%
2009	78.9%	43.9%	35.0%	72.0%
2010	76.0%	44.7%	31.3%	37.7%
2011	73.6%	45.3%	28.3%	8.5%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program as a percentage of the initial balance of the Consumer Loans.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

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

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of June 30, 2011 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %
Dealer Loans	2007	68.0%	45.8%	22.2%
	2008	70.5%	43.3%	27.2%
	2009	79.0%	43.5%	35.5%
	2010	76.0%	44.4%	31.6%
	2011	73.5%	45.0%	28.5%

Purchased Loans	2007	68.2%	49.1%	19.1%
	2008	69.1%	46.7%	22.4%
	2009	78.8%	45.4%	33.4%
	2010	76.0%	46.9%	29.1%
	2011	74.1%	49.0%	25.1%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program as a percentage of the initial balance of the Consumer Loans.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

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

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last six quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2010	11.2%	21.6%
June 30, 2010	22.7%	42.2%
September 30, 2010	26.9%	51.5%
December 31, 2010	37.7%	66.9%
March 31, 2011	36.7%	59.3%
June 30, 2011	28.7%	41.3%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

Consumer Loan assignment volumes depend on a number of factors including (1) the overall demand for our product (2) the amount of capital available to fund new Loans and (3) our assessment of the volume that our infrastructure can support.  Our pricing strategy is intended to maximize the amount of economic profit we generate, within the confines of capital and infrastructure constraints.  Our success in renewing our debt facilities and securing additional financing during 2009 and 2010 positioned us to grow year over year unit volumes.  During the first and fourth quarters of 2010, and the second quarter of 2011, we increased advance rates, which had a positive impact on unit volumes.  While the advance increases also reduced the return on capital we expect to earn on new assignments, we believe it is very likely the advance increases had a positive impact on economic profit.  Unit volume for the one month ended July 31, 2011 increased by 19.3% as compared to the same period in 2010.

The following table summarizes the changes in Consumer Loan unit volume and active Dealer-Partners:

	For the Six Months Ended June 30,
	2011	2010	% Change
Consumer Loan unit volume	95,050	71,439	33.1%
Active Dealer-Partners (1)	3,190	2,657	20.1%
Average volume per active Dealer-Partner	29.8	26.9	10.8%

Consumer Loan unit volume from Dealer-Partners active both periods	76,519	64,905	17.9%
Dealer-Partners active both periods	2,070	2,070	-
Average volume per Dealer-Partners active both periods	37.0	31.4	17.9%

Consumer Loan unit volume from new Dealer-Partners	6,620	5,151	28.5%
New active Dealer-Partners (2)	644	435	48.0%
Average volume per new active Dealer-Partners	10.3	11.8	-12.7%

Attrition (3)	-9.1%	-17.4%

(1)	Active Dealer-Partners are Dealer-Partners who have received funding for at least one Loan during the period.
(2)	New active Dealer-Partners are Dealer-Partners who enrolled in our program and have received funding for their first Loan from us during the period.
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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
New Dealer Loan unit volume as a percentage of total unit volume	92.1%	90.5%	92.5%	90.7%
New Dealer Loan dollar volume as a percentage of total dollar volume (1)	89.9%	88.1%	90.6%	88.3%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

For the three and six months ended June 30, 2011, new Dealer Loan unit and dollar volume as a percentage of total unit and dollar volume were generally consistent with the same periods in 2010.

As of June 30, 2011 and December 31, 2010, the net Dealer Loans receivable balance was 83.5% and 79.5%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in thousands, except per share data)	For the Three Months Ended June 30,
	2011	2010	% Change
Revenue:
Finance charges	$113,830	$95,549	19.1%
Premiums earned	10,190	8,245	23.6%
Other income	5,945	7,985	-25.5%
Total revenue	129,965	111,779	16.3%
Costs and expenses:
Salaries and wages	15,402	14,050	9.6%
General and administrative	6,509	5,920	9.9%
Sales and marketing	5,772	4,834	19.4%
Provision for credit losses	8,928	1,790	398.8%
Interest	14,950	12,267	21.9%
Provision for claims	7,771	6,282	23.7%
Total costs and expenses	59,332	45,143	31.4%
Income from continuing operations before provision for income taxes	70,633	66,636	6.0%
Provision for income taxes	25,789	17,571	46.8%
Income from continuing operations	44,844	49,065	-8.6%
Discontinued operations
Loss from discontinued United Kingdom operations	-	(25)	100.0%
Provision for income taxes	-	-	0.0%
Loss from discontinued operations	-	(25)	100.0%
Net income	$44,844	$49,040	-8.6%

Net income per share:
Basic	$1.73	$1.57
Diluted	$1.72	$1.55

Income from continuing operations per share:
Basic	$1.73	$1.57
Diluted	$1.72	$1.55

Loss from discontinued operations per share:
Basic	$-	$-
Diluted	$-	$-

Weighted average shares outstanding:
Basic	25,975	31,172
Diluted	26,111	31,601

Continuing Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table highlights changes in income from continuing operations for the three months ended June 30, 2011, as compared to 2010:

(In thousands)	Change
Income from continuing operations for the three months ended June 30, 2010	$49,065
Increase in finance charges	18,281
Increase in premiums earned	1,945
Decrease in other income	(2,040)
Increase in operating expenses (1)	(2,879)
Increase in provision for credit losses	(7,138)
Increase in interest	(2,683)
Increase in provision for claims	(1,489)
Increase in provision for income taxes	(8,218)
Income from continuing operations for the three months ended June 30, 2011	$44,844

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the three months ended June 30, 2011, finance charges increased $18.3 million, or 19.1%, as compared to the same period in 2010.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in thousands)	For the Three Months Ended June 30,
	2011	2010	Change
Average net Loans receivable balance	$1,398,782	$1,113,511	$285,271
Average yield on our Loan portfolio	32.6%	34.3%	-1.7%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended June 30, 2011:

(In thousands)	Year over Year Change
Impact on finance charges:	For the Three Months Ended June 30, 2011
Due to an increase in the average net Loans receivable balance	$24,479
Due to a decrease in the average yield	(6,198)
Total increase in finance charges	$18,281

The increase in the average net Loans receivable balance was primarily due to growth in new Loan volume during the last three quarters of 2010 and the first two quarters of 2011, which was primarily a result of an increase in active Dealer-Partners and advance rate increases we made during the first and fourth quarters of 2010 and the second quarter of 2011.  The average yield on our Loan portfolio for the three months ended June 30, 2011 decreased as compared to the same period in 2010 due to lower yields on new Loans, partially offset by improvements in forecasted collection rates throughout 2010 and 2011.

Premiums Earned.  For the three months ended June 30, 2011, premiums earned increased $1.9 million, or 23.6%, as compared to the same period in 2010.  The increase is primarily due to growth in the size of our reinsurance portfolio which resulted from growth in new Consumer Loan assignments throughout 2010 and the first two quarters of 2011 that was partially offset by the termination of our arrangement with one of our third party insurers during the fourth quarter of 2009.

Other Income.  For the three months ended June 30, 2011, other income decreased $2.0 million, or 25.5%, as compared to the same period in 2010.  The decrease in other income is primarily due to the $4.4 million of income recognized during the second quarter of 2010 related to discontinued arrangements with a third party vehicle service contract provider and a vendor that processes payments.  We have not recognized any income related to these arrangements since the second quarter of 2010.  This decrease was partially offset by an increase in Guaranteed Asset Protection (“GAP”) profit sharing income of $1.9 million resulting from an acceleration in our revenue recognition for this income during the second quarter of 2011.  Under our arrangement with our third party GAP provider, we receive annual profit sharing payments based on the performance of our GAP program.  Prior to the second quarter of 2011, we received and recognized GAP profit sharing payments annually in the first quarter of each year.  During the second quarter of 2011, we accelerated our revenue recognition to begin recognizing this income as earned over the life of the GAP contracts.

Operating Expenses.  For the three months ended June 30, 2011, operating expenses increased $2.9 million, or 11.6%, as compared to the same period in 2010.  The increase is due to the following:

•
An increase in salaries and wages expense of $1.4 million, or 9.6%, primarily due to higher servicing expenses resulting from increased staffing levels needed to manage the greater volume of Consumer Loans in our portfolio.

•
An increase in sales and marketing expense of $0.9 million, or 19.4%, primarily due to increased variable origination expenses resulting from our growth in Consumer Loan assignment volume and the expansion of our sales force.

•	An increase in general and administrative expense of $0.6 million, or 9.9%, primarily due to increased legal costs, consulting fees and premium taxes on vehicle service contracts.

Provision for Credit Losses.  For the three months ended June 30, 2011, the provision for credit losses increased $7.1 million, or 398.8%, as compared to the same period in 2010.  Under GAAP, when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer-Partner and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the three months ended June 30, 2011, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, impaired Loan pools experienced greater than expected declines in the present value of forecasted cash flows, resulting in a provision for credit losses of $8.9 million for the three months ended June 30, 2011.  For the three months ended June 30, 2011, $8.9 million related to Dealer Loans and a minimal amount related to Purchased Loans.  During the three months ended June 30, 2010, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, impaired Loan pools within our portfolio experienced greater than expected declines in the present value of forecasted cash flows, resulting in a provision for credit losses of $1.8 million for the three months ended June 30, 2010.  For the three months ended June 30, 2010, $0.8 million related to Dealer Loans and $1.0 million related to Purchased Loans.

Interest.  For the three months ended June 30, 2011, interest expense increased $2.7 million, or 21.9%, as compared to the same period in 2010.  The following table shows interest expense, the average outstanding debt balance, and the pre-tax average cost of debt for the three months ended June 30, 2011 and 2010:

(Dollars in thousands)	For the Three Months Ended June 30,
	2011	2010
Interest expense	$14,950	$12,267
Average outstanding debt balance	918,153	509,867
Pre-tax average cost of debt	6.5%	9.6%

For the three months ended June 30, 2011, the increase in interest expense is primarily due to the increase in the average outstanding debt balance, partially offset by a decline in our pre-tax average cost of debt.  The average outstanding debt balance increased compared to the same period in 2010 due to the use of the debt proceeds to fund stock repurchases and the growth in new Consumer Loan assignments.  The decline in our pre-tax average cost of debt resulted from a decrease in available and unused credit capacity, a change in the mix of our outstanding debt and more favorable pricing on our revolving credit facilities.

Provision for Claims.  For the three months ended June 30, 2011, provision for claims increased $1.5 million, or 23.7%, as compared to the same period in 2010.  The increase was due to an increase in the size of our reinsurance portfolio partially offset by a decrease in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the three months ended June 30, 2011, the effective tax rate increased to 36.5%, from 26.4% in the same period in 2010.  The increase is due to the impact of the lower effective tax rate in the same period of the prior year resulting from the completion of the IRS audit and subsequent reversal of reserves for uncertain tax positions and associated interest.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in thousands, except per share data)	For the Six Months Ended June 30,
	2011	2010	% Change
Revenue:
Finance charges	$220,333	$185,212	19.0%
Premiums earned	18,733	15,949	17.5%
Other income	14,411	13,880	3.8%
Total revenue	253,477	215,041	17.9%
Costs and expenses:
Salaries and wages	31,473	30,160	4.4%
General and administrative	12,142	12,462	-2.6%
Sales and marketing	12,181	9,644	26.3%
Provision for credit losses	17,844	8,216	117.2%
Interest	27,573	23,972	15.0%
Provision for claims	14,370	11,494	25.0%
Total costs and expenses	115,583	95,948	20.5%
Income from continuing operations before provision for income taxes	137,894	119,093	15.8%
Provision for income taxes	49,859	38,013	31.2%
Income from continuing operations	88,035	81,080	8.6%
Discontinued operations
Loss from discontinued United Kingdom operations	-	(30)	100.0%
Provision for income taxes	-	-	0.0%
Loss from discontinued operations	-	(30)	100.0%
Net income	$88,035	$81,050	8.6%

Net income per share:
Basic	$3.31	$2.61
Diluted	$3.29	$2.56

Income from continuing operations per share:
Basic	$3.31	$2.61
Diluted	$3.29	$2.57

Loss from discontinued operations per share:
Basic	$-	$-
Diluted	$-	$-

Weighted average shares outstanding:
Basic	26,582	31,108
Diluted	26,796	31,601

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table highlights changes in income from continuing operations for the six months ended June 30, 2011, as compared to 2010:

(In thousands)	Change
Income from continuing operations for the six months ended June 30, 2010	$81,080
Increase in finance charges	35,121
Increase in premiums earned	2,784
Increase in other income	531
Increase in operating expenses (1)	(3,530)
Increase in provision for credit losses	(9,628)
Increase in interest	(3,601)
Increase in provision for claims	(2,876)
Increase in provision for income taxes	(11,846)
Income from continuing operations for the six months ended June 30, 2011	$88,035

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the six months ended June 30, 2011, finance charges increased $35.1 million, or 19.0%, as compared to the same period in 2010.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in thousands)	For the Six Months Ended June 30,
	2011	2010	Change
Average net Loans receivable balance	$1,328,786	$1,082,121	$246,665
Average yield on our Loan portfolio	33.2%	34.2%	-1.0%

The following table summarizes the impact each component had on the overall increase in finance charges for the six months ended June 30, 2011:

(In thousands)	Year over Year Change
Impact on finance charges:	For the Six Months Ended June 30, 2011
Due to an increase in the average net Loans receivable balance	$42,218
Due to a decrease in the average yield	(7,097)
Total increase in finance charges	$35,121

The increase in the average net Loans receivable balance was primarily due to growth in new Loan volume throughout 2010 and the first two quarters of 2011, which was primarily a result of an increase in active Dealer-Partners and advance rate increases we made during the first and fourth quarters of 2010 and the second quarter of 2011.  The average yield on our Loan portfolio for the six months ended June 30, 2011 decreased as compared to the same period in 2010 due to lower yields on new Loans, partially offset by improvements in forecasted collection rates throughout 2010 and 2011.

Premiums Earned.  For the six months ended June 30, 2011, premiums earned increased $2.8 million, or 17.5%, as compared to the same period in 2010.  The increase is primarily due to growth in the size of our reinsurance portfolio which resulted from growth in new Consumer Loan assignments throughout 2010 and the first two quarters of 2011 that was partially offset by the termination of our arrangement with one of our third party insurers during the fourth quarter of 2009.

Other Income.  For the six months ended June 30, 2011, other income increased $0.5 million, or 3.8%, as compared to the same period in 2010.  The increase in other income is primarily due to an increase in GAP profit sharing income, dealer enrollment fees, and dealer support products and services.  The increase in GAP profit sharing income of $4.9 million was the result of an increase in the annual profit sharing payment received and recognized during the first quarter of 2011 and an acceleration in our revenue recognition for this income during the second quarter of 2011.  The increase was offset by $5.4 million of income recognized during 2010 related to discontinued arrangements with a third party vehicle service contract provider and a vendor that processes payments.  We have not recognized any income related to these arrangements since the second quarter of 2010.

Operating Expenses.  For the six months ended June 30, 2011, operating expenses increased $3.5 million, or 6.8%, as compared to the same period in 2010.  The change in operating expenses is primarily due to the following:

•
An increase in sales and marketing expense of $2.5 million, or 26.3%, primarily due to increased variable origination expenses resulting from our growth in Consumer Loan assignment volume and the expansion of our sales force.

•
An increase in salaries and wages expense of $1.3 million, or 4.4%, primarily due to higher servicing expenses resulting from increased staffing levels needed to manage the greater volume of Consumer Loans in our portfolio.

Provision for Credit Losses.  For the six months ended June 30, 2011, the provision for credit losses increased $9.6 million, or 117.2%, as compared to the same period in 2010.  During the six months ended June 30, 2011, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, impaired Loan pools experienced greater than expected declines in the present value of forecasted cash flows, resulting in a provision for credit losses of $17.8 million for the six months ended June 30, 2011.  For the six months ended June 30, 2011, $18.3 million related to Dealer Loans offset by a reversal of provision of $0.5 million related to Purchased Loans.  During the six months ended June 30, 2010, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, impaired Loan pools within our portfolio experienced greater than expected declines in the present value of forecasted cash flows, resulting in a provision for credit losses of $8.2 million for the six months ended June 30, 2010.  For the six months ended June 30, 2010, $4.2 million related to Dealer Loans and $4.0 million related to Purchased Loans.

Interest.  For the six months ended June 30, 2011, interest expense increased $3.6 million, or 15.0%, as compared to the same period in 2010.  The following table shows interest expense, the average outstanding debt balance, and the pre-tax average cost of debt for the six months ended June 30, 2011 and 2010:

(Dollars in thousands)	For the Six Months Ended June 30,
	2011	2010
Interest expense	$27,573	$23,972
Average outstanding debt balance	820,967	500,968
Pre-tax average cost of debt	6.7%	9.6%

For the six months ended June 30, 2011, the increase in interest expense is primarily due to the increase in the average outstanding debt balance, partially offset by a decline in our pre-tax average cost of debt.  The average outstanding debt balance increased compared to the same period in 2010 due to the use of the debt proceeds to fund stock repurchases and the growth in new Consumer Loan assignments.  The decline in our pre-tax average cost of debt resulted from a decrease in available and unused credit capacity, a change in the mix of our outstanding debt and more favorable pricing on our revolving credit facilities.

Provision for Claims.  For the six months ended June 30, 2011, provision for claims increased $2.9 million, or 25.0%, as compared to the same period in 2010.  The increase was due to an increase in the size of our reinsurance portfolio and an increase in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the six months ended June 30, 2011, the effective tax rate increased to 36.2%, from 31.9% in the same period in 2010.  The increase is primarily due to the impact of the lower effective tax rate in the same period of the prior year  resulting from the completion of the IRS audit and subsequent reversal of reserves for uncertain tax positions and associated interest.

Liquidity and Capital Resources

We need capital to fund new Loans and pay Dealer Holdback.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse facilities with institutional investors; (3) Term ABS financings with qualified institutional investors; and (4) Senior Notes.  There are various restrictive debt covenants for each financing arrangement and we are in compliance with those covenants as of June 30, 2011.  For information regarding these financings and the covenants included in the related documents, see Note 5 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

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

During the second quarter of 2011, we extended the maturity of our revolving secured line of credit facility from June 22, 2012 to June 22, 2014.  Additionally, the amount of the facility was increased from $170.0 million to $205.0 million.  The interest rate on borrowings under the facility remains the same at the prime rate plus 1.25% or the LIBOR rate plus 2.25%, at our option.  The financial covenant that required us to maintain a minimum ratio of assets to debt and the floor on the LIBOR rate was eliminated.

During the second quarter of 2011, we extended the date on which our $325.0 million revolving secured warehouse facility will cease to revolve from June 15, 2013 to June 17, 2014.  The interest rate on borrowings under the facility was decreased from the commercial paper rate plus 3.5% to the commercial paper rate plus 2.75%.

During the second quarter of 2011, we decreased the interest rate on our $75.0 million revolving secured warehouse facility from LIBOR plus 3.0% to LIBOR plus 1.6%.

Cash and cash equivalents increased to $5.7 million as of June 30, 2011 from $3.8 million as of December 31, 2010.  Our total balance sheet indebtedness increased to $934.7 million as of June 30, 2011 from $685.7 million as of December 31, 2010 primarily due to the completion of a tender offer to purchase $125.0 million of our common stock using the proceeds from the issuance of $100.0 million of Senior Notes and borrowing under our revolving secured line of credit facility and the growth in new Consumer Loan assignments.

Contractual Obligations

A summary of our scheduled principal debt maturities as of June 30, 2011 is as follows:

(In thousands)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2011	$46,616
2012	65,281
2013	106,408
2014	258,846
2015	107,121
Thereafter	350,000
Total	$934,272

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

The amounts presented exclude the net unamortized debt premium of $0.4 million.

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
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 1, 2011

INDEX OF EXHIBITS

Exhibit No.		Description
4(f)(146)	1
Fifth Amended and Restated Credit Agreement, dated as of June 17, 2011, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks.

4(f)(147)	1
Amendment No. 1, dated as of June 17, 2011, to Fourth Amended and Restated Loan and Security Agreement dated as of June 16, 2010 among the Company, CAC Warehouse Funding Corporation II, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association.

31(a)	2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(INS)	4	XBRL Instance Document.
101(SCH)	4	XBRL Taxonomy Extension Schema Document.
101(CAL)	4	XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)	4	XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	4	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 17, 2011, and incorporated herein by reference.
2	Filed herewith.
3	Furnished herewith.
4
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.