Form 10-Q
period 2011-09-30
CREDIT ACCEPTANCE CORP
filed 2011-11-01
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

The number of shares of Common Stock, par value $0.01, outstanding on October 21, 2011 was 25,666,399.

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Finance charges	$117,905	$99,255	$338,238	$284,467
Premiums earned	10,462	8,627	29,195	24,576
Other income	5,372	3,779	19,783	17,659
Total revenue	133,739	111,661	387,216	326,702
Costs and expenses:
Salaries and wages	15,929	16,133	47,402	46,293
General and administrative	6,044	7,208	18,186	19,670
Sales and marketing	5,587	4,972	17,768	14,616
Provision for credit losses	4,550	2	22,394	8,218
Interest	14,600	12,038	42,173	36,010
Provision for claims	8,363	6,112	22,733	17,606
Total costs and expenses	55,073	46,465	170,656	142,413
Income from continuing operations before provision for income taxes	78,666	65,196	216,560	184,289
Provision for income taxes	28,706	23,149	78,565	61,162
Income from continuing operations	49,960	42,047	137,995	123,127
Loss from discontinued United Kingdom operations	-	-	-	(30)
Net income	$49,960	$42,047	$137,995	$123,097

Net income per share:
Basic	$1.92	$1.50	$5.23	$4.09
Diluted	$1.91	$1.48	$5.19	$4.03

Income from continuing operations per share:
Basic	$1.92	$1.50	$5.23	$4.09
Diluted	$1.91	$1.48	$5.19	$4.03

Loss from discontinued United Kingdom operations per share:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted average shares outstanding:
Basic	26,033	28,063	26,397	30,082
Diluted	26,136	28,452	26,573	30,540

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	As of
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS:
Cash and cash equivalents	$3,634	$3,792
Restricted cash and cash equivalents	91,212	66,536
Restricted securities available for sale	808	805

Loans receivable (including $5,377 and $9,031 from affiliates as of September 30, 2011 and December 31, 2010, respectively)	1,674,431	1,344,881
Allowance for credit losses	(149,028)	(126,868)
Loans receivable, net	1,525,403	1,218,013

Property and equipment, net	16,776	16,311
Income taxes receivable	499	12,002
Other assets	32,320	26,056
Total Assets	$1,670,652	$1,343,515

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$91,072	$75,297
Revolving secured line of credit	99,400	136,700
Secured financing	514,807	300,100
Mortgage note	4,348	4,523
Senior notes	350,402	244,344
Deferred income taxes, net	116,905	108,077
Income taxes payable	448	-
Total Liabilities	1,177,382	869,041

Commitments and Contingencies - See Note 12

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 80,000 shares authorized, 25,667 and 27,304 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	257	273
Paid-in capital	37,962	30,985
Retained earnings	455,049	443,326
Accumulated other comprehensive income (loss)	2	(110)
Total Shareholders' Equity	493,270	474,474
Total Liabilities and Shareholders' Equity	$1,670,652	$1,343,515

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	For the Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$137,995	$123,097
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	22,394	8,218
Depreciation	3,076	3,404
Amortization	4,346	5,298
Loss on retirement of property and equipment	28	64
Provision for deferred income taxes	8,763	12,358
Stock-based compensation	1,556	3,055
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	15,951	(2,345)
Decrease (increase) in income taxes receivable	11,503	(3,020)
Increase in income taxes payable	448	-
(Increase) decrease in other assets	(3,703)	527
Net cash provided by operating activities	202,357	150,656
Cash Flows From Investing Activities:
(Increase) decrease in restricted cash and cash equivalents	(24,676)	23,970
Purchases of restricted securities available for sale	(532)	(1,063)
Proceeds from sale of restricted securities available for sale	76	2,112
Maturities of restricted securities available for sale	454	1,256
Principal collected on Loans receivable	748,242	589,727
Advances to Dealer-Partners	(888,602)	(588,869)
Purchases of Consumer Loans	(94,212)	(78,110)
Accelerated payments of Dealer Holdback	(37,275)	(23,784)
Payments of Dealer Holdback	(58,734)	(33,419)
Net decrease in other loans	797	135
Purchases of property and equipment	(3,569)	(1,154)
Net cash used in investing activities	(358,031)	(109,199)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	1,757,500	618,100
Repayments under revolving secured line of credit	(1,794,800)	(612,700)
Proceeds from secured financing	600,000	217,200
Repayments of secured financing	(385,293)	(293,697)
Principal payments under mortgage note and capital lease obligations	(175)	(495)
Proceeds from sale of senior notes	106,000	243,738
Payments of debt issuance costs	(6,849)	(13,536)
Repurchase of common stock	(126,675)	(202,247)
Proceeds from stock options exercised	2,781	1,360
Tax benefits from stock-based compensation plans	3,027	190
Net cash provided by (used in) financing activities	155,516	(42,087)
Effect of exchange rate changes on cash	-	(3)
Net decrease in cash and cash equivalents	(158)	(633)
Cash and cash equivalents, beginning of period	3,792	2,170
Cash and cash equivalents, end of period	$3,634	$1,537

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$37,677	$31,862
Cash paid during the period for income taxes	$55,116	$56,467

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2011 for items that could potentially be recognized or disclosed in these financial statements.  For additional information regarding subsequent events, see Note 13 of these consolidated financial statements.

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

We have two programs: the Portfolio Program and the Purchase Program.  Under the Portfolio Program, we advance money to Dealer-Partners (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loans.  Under the Purchase Program, we buy the Consumer Loans from the Dealer-Partners (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer.  Dealer Loans and Purchased Loans are collectively referred to as “Loans”.  The following table shows the percentage of Consumer Loans assigned to us based on unit volumes under each of the programs for each of the last seven quarters:

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2010	90.9%	9.1%
June 30, 2010	90.5%	9.5%
September 30, 2010	90.5%	9.5%
December 31, 2010	91.8%	8.2%
March 31, 2011	92.9%	7.1%
June 30, 2011	92.1%	7.9%
September 30, 2011	92.3%	7.7%

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

We record the amount advanced to the Dealer-Partner as a Dealer Loan, which is classified within Loans receivable in our consolidated balance sheets.  Cash advanced to the Dealer-Partner is automatically assigned to the Dealer-Partner’s open pool of advances.  We generally require Dealer-Partners to group advances into pools of at least 100 Consumer Loans.  At the Dealer-Partner’s option, a pool containing at least 100 Consumer Loans can be closed and subsequent advances assigned to a new pool.  All advances within a Dealer-Partner’s pool are secured by the future collections on the related Consumer Loans assigned to the pool.  For Dealer-Partners with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for Dealer Holdback.  We perfect our security interest in the Dealer Loans by taking possession of the Consumer Loans, which list us as lien holder on the vehicle title.

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

Portfolio Segments and Classes. We are considered to be a lender to our Dealer-Partners for Consumer Loans assigned under our Portfolio Program and a purchaser of Consumer Loans assigned under our Purchase Program.  As a result, our Loan portfolio consists of two portfolio segments: Dealer Loans and Purchased Loans.  We have only one class of Consumer Loans assigned under our programs, which are Consumer Loans with deteriorated credit quality that were originated by Dealer-Partners to finance consumer purchases of vehicles and related ancillary products.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

An allowance for credit losses is maintained at an amount that reduces the net asset value (Dealer Loan balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the time of assignment.  This allowance calculation is completed for each individual Dealer-Partner.  The discounted value of future cash flows is comprised of estimated future collections on the Consumer Loans, less any estimated Dealer Holdback payments.  We write off Dealer Loans once there are no forecasted future cash flows on any of the associated Consumer Loans, which generally occurs 120 months after the last Consumer Loan assignment.

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

An allowance for credit losses is maintained at an amount that reduces the net asset value (Purchased Loan pool balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the time of assignment.  This allowance calculation is completed for each individual pool of Purchased Loans.  The discounted value of future cash flows is comprised of estimated future collections on the pool of Purchased Loans.  We write off pools of Purchased Loans once there are no forecasted future cash flows on any of the Purchased Loans included in the pool, which generally occurs 120 months after the month of purchase.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

When overall forecasted collection rates underperform our initial expectations for certain Consumer Loan assignment periods, the decline in forecasted collections has a more adverse impact on the profitability of the Purchased Loans than on the profitability of the Dealer Loans.  For Purchased Loans, the decline in forecasted collections is absorbed entirely by us.  For Dealer Loans, the decline in the forecasted collections is substantially offset by a decline in forecasted payments of Dealer Holdback.

Forecast Methodology Changes and Modifications.  For the three and nine months ended September 30, 2011 and 2010, we did not make any methodology changes or significant modifications to our forecasts of future collections on Consumer Loans that had a material impact on our financial results.

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

(In thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net assumed written premiums	$11,293	$8,015	$37,419	$26,765
Net premiums earned	10,462	8,627	29,195	24,577
Provision for claims	8,363	6,112	22,733	17,610
Amortization of capitalized acquisition costs	288	219	747	540

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In thousands)		As of
	Balance Sheet location	September 30, 2011	December 31, 2010
Trust assets	Restricted cash and cash equivalents	$41,387	$31,246
Unearned premium	Accounts payable and accrued liabilities	32,981	24,757
Claims reserve (1)	Accounts payable and accrued liabilities	1,383	1,029

(1)	The claims reserve is estimated based on historical claims experience.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents increased to $91.2 million as of September 30, 2011 from $66.5 million as of December 31, 2010.  The following table summarizes restricted cash and cash equivalents:

(In thousands)	As of
	September 30, 2011	December 31, 2010
Cash related to secured financings	$49,709	$35,160
Cash held in trusts for future vehicle service contract claims (1)	41,503	31,376
Total restricted cash and cash equivalents	$91,212	$66,536

(1)
The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.  As of September 30, 2011, the outstanding cash balance includes $41,387 related to VSC Re and $116 related to a discontinued profit sharing arrangement.  As of December 31, 2010, the outstanding cash balance includes $31,246 related to VSC Re and $130 related to a discontinued profit sharing arrangement.

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

Restricted securities available for sale consisted of the following:

(In thousands)	As of September 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government and agency securities	$-	$-	$-	$-
Corporate bonds	804	12	(8)	808
Total restricted securities available for sale	$804	$12	$(8)	$808

(In thousands)	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government and agency securities	$298	$3	$-	$301
Corporate bonds	504	5	(5)	504
Total restricted securities available for sale	$802	$8	$(5)	$805

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

(In thousands)	As of
	September 30, 2011		December 31, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Contractual Maturity
Within one year	$95	$95	$499	$496
Over one year to five years	709	713	303	309
Total restricted securities available for sale	$804	$808	$802	$805

Deferred Debt Issuance Costs

As of September 30, 2011 and December 31, 2010, deferred debt issuance costs were $18.1 million and $15.6 million, respectively, and are included in other assets in the consolidated balance sheets.  Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for term secured financings and Senior Notes (as defined below in Note 5) and the straight-line method for lines of credit and revolving secured financings.

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

4.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In thousands)	As of September 30, 2011
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,426,866	$247,565	$1,674,431
Allowance for credit losses	(136,157)	(12,871)	(149,028)
Loans receivable, net	$1,290,709	$234,694	$1,525,403

(In thousands)	As of December 31, 2010
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,082,039	$262,842	$1,344,881
Allowance for credit losses	(113,227)	(13,641)	(126,868)
Loans receivable, net	$968,812	$249,201	$1,218,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

4.           LOANS RECEIVABLE – (Continued)

A summary of changes in Loans receivable is as follows:

(In thousands)	For the Three Months Ended September 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,331,973	$250,932	$1,582,905
New Consumer Loan assignments (1)	278,395	30,717	309,112
Principal collected on Loans receivable	(216,860)	(36,970)	(253,830)
Accelerated Dealer Holdback payments	12,859	-	12,859
Dealer Holdback payments	23,985	-	23,985
Transfers (2)	(2,933)	2,933	-
Write-offs	(736)	(68)	(804)
Recoveries	442	21	463
Net change in other loans	(259)	-	(259)
Balance, end of period	$1,426,866	$247,565	$1,674,431

(In thousands)	For the Three Months Ended September 30, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$980,952	$278,695	$1,259,647
New Consumer Loan assignments (1)	194,006	25,959	219,965
Principal collected on Loans receivable	(160,426)	(37,145)	(197,571)
Accelerated Dealer Holdback payments	8,464	-	8,464
Dealer Holdback payments	10,537	-	10,537
Transfers (2)	(4,076)	4,076	-
Write-offs	(433)	(48)	(481)
Recoveries	542	16	558
Net change in other loans	(52)	-	(52)
Balance, end of period	$1,029,514	$271,553	$1,301,067

(In thousands)	For the Nine Months Ended September 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,082,039	$262,842	$1,344,881
New Consumer Loan assignments (1)	888,602	94,212	982,814
Principal collected on Loans receivable	(628,406)	(119,836)	(748,242)
Accelerated Dealer Holdback payments	37,275	-	37,275
Dealer Holdback payments	58,734	-	58,734
Transfers (2)	(10,490)	10,490	-
Write-offs	(1,563)	(207)	(1,770)
Recoveries	1,472	64	1,536
Net change in other loans	(797)	-	(797)
Balance, end of period	$1,426,866	$247,565	$1,674,431

(In thousands)	For the Nine Months Ended September 30, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$869,603	$297,955	$1,167,558
New Consumer Loan assignments (1)	588,869	78,110	666,979
Principal collected on Loans receivable	(471,513)	(118,214)	(589,727)
Accelerated Dealer Holdback payments	23,784	-	23,784
Dealer Holdback payments	33,419	-	33,419
Transfers (2)	(13,741)	13,741	-
Write-offs	(2,493)	(97)	(2,590)
Recoveries	1,688	58	1,746
Net change in other loans	(135)	-	(135)
Currency translation	33	-	33
Balance, end of period	$1,029,514	$271,553	$1,301,067

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

A summary of changes in the allowance for credit losses is as follows:

(In thousands)	For the Three Months Ended September 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$131,728	$13,091	$144,819
Provision for credit losses	4,723	(173)	4,550
Write-offs	(736)	(68)	(804)
Recoveries	442	21	463
Balance, end of period	$136,157	$12,871	$149,028

(In thousands)	For the Three Months Ended September 30, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$112,115	$12,756	$124,871
Provision for credit losses	(317)	319	2
Write-offs	(433)	(48)	(481)
Recoveries	542	16	558
Currency translation	(1)	-	(1)
Balance, end of period	$111,906	$13,043	$124,949

(In thousands)	For the Nine Months Ended September 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,227	$13,641	$126,868
Provision for credit losses	23,021	(627)	22,394
Write-offs	(1,563)	(207)	(1,770)
Recoveries	1,472	64	1,536
Balance, end of period	$136,157	$12,871	$149,028

(In thousands)	For the Nine Months Ended September 30, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$108,792	$8,753	$117,545
Provision for credit losses	3,889	4,329	8,218
Write-offs	(2,493)	(97)	(2,590)
Recoveries	1,688	58	1,746
Currency translation	30	-	30
Balance, end of period	$111,906	$13,043	$124,949

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) revolving secured warehouse (“Warehouse”) facilities with institutional investors; (3) asset-backed secured financings (“Term ABS”) with qualified institutional investors; and (4) 9.125% First Priority Senior Secured Notes due 2017 (“Senior Notes”).  General information for each of our financing transactions in place as of September 30, 2011 is as follows:

(Dollars in thousands)
Financings	Wholly-owned Subsidiary	Issue Number	Close Date	Maturity Date		Financing Amount	Interest Rate as of September 30, 2011
Revolving Secured Line of Credit	n/a	n/a	06/17/2011	06/22/2014		$205,000	At our option, either the LIBOR rate plus 225 basis points or the prime rate plus 125 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	n/a	06/17/2011	06/17/2014	(2)	$325,000	Commercial paper rate plus 275 basis points or LIBOR plus 375 basis points (3) (4)
Warehouse Facility III (1)	CAC Warehouse Funding III, LLC	n/a	09/10/2010	09/10/2013	(5)	$75,000	Commercial paper rate plus 160 basis points or LIBOR plus 160 basis points (3) (4)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	n/a	08/19/2011	02/19/2014	(2)	$75,000	LIBOR plus 275 basis points (4)
Term ABS 2009-1 (1)	Credit Acceptance Funding LLC 2009-1	2009-1	12/03/2009	05/15/2011	(2)	$110,500	Fixed rate
Term ABS 2010-1 (1)	Credit Acceptance Funding LLC 2010-1	2010-1	11/04/2010	10/15/2012	(2)	$100,500	Fixed rate
Senior Notes	n/a	n/a	(6)	02/01/2017		$350,000	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.
(2)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.
(3)	The LIBOR rate is used if funding is not available from the commercial paper market.
(4)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.
(5)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2014 will be due.
(6)	The close dates associated with the issuance of $250.0 million and $100.0 million of the Senior Notes were on February 1, 2010 and March 3, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Continued)

Additional information related to the amounts outstanding on each facility is as follows:

(In thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revolving Secured Line of Credit
Maximum outstanding balance	$165,400	$107,800	$165,400	$107,900
Average outstanding balance	113,098	68,720	108,262	47,950

Warehouse Facility II
Maximum outstanding balance	$264,000	$180,000	$264,000	$180,000
Average outstanding balance	215,522	141,267	184,224	75,853

Warehouse Facility III
Maximum outstanding balance	$75,000	$70,000	$75,000	$75,000
Average outstanding balance	73,587	64,783	47,436	71,538

Warehouse Facility IV
Maximum outstanding balance	$43,500	$-	$43,500	$-
Average outstanding balance	41,895	-	41,895	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Continued)

(Dollars in thousands)	As of
	September 30, 2011	December 31, 2010
Revolving Secured Line of Credit
Balance outstanding	$99,400	$136,700
Letter of credit	500	500
Amount available for borrowing (1)	105,100	32,800
Interest rate	2.49%	3.03%

Warehouse Facility II
Balance outstanding	$242,000	$49,100
Amount available for borrowing (1)	83,000	275,900
Loans pledged as collateral	328,239	83,692
Restricted cash and cash equivalents pledged as collateral	10,046	4,037
Interest rate	2.98%	3.82%

Warehouse Facility III
Balance outstanding	$70,000	$40,000
Amount available for borrowing (1)	5,000	35,000
Loans pledged as collateral	96,501	70,639
Restricted cash and cash equivalents pledged as collateral	4,655	2,409
Interest rate	1.83%	3.94%

Warehouse Facility IV
Balance outstanding	$42,000	$-
Amount available for borrowing (1)	33,000	-
Loans pledged as collateral	60,379	-
Restricted cash and cash equivalents pledged as collateral	2,947	-
Interest rate	2.98%	-

Term ABS 2009-1
Balance outstanding	$60,307	$110,500
Loans pledged as collateral	118,675	138,090
Restricted cash and cash equivalents pledged as collateral	16,151	15,554
Interest rate	4.76%	4.40%

Term ABS 2010-1
Balance outstanding	$100,500	$100,500
Loans pledged as collateral	125,856	125,161
Restricted cash and cash equivalents pledged as collateral	15,910	13,160
Interest rate	2.36%	2.36%

Senior Notes
Balance outstanding (2)	$350,402	$244,344
Interest rate	9.13%	9.13%

(1) Availability may be limited by the amount of assets pledged as collateral.
(2)
The outstanding balance presented for the Senior Notes includes a net unamortized debt premium of $0.4 million as of September 30, 2011 and unamortized debt discount of $5.7 million as of December 31, 2010.

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

Warehouse Facilities

We have three Warehouse facilities with total borrowing capacity of $475.0 million.  Each of the facilities are with different institutional investors, and the facility limit is $325.0 million for Warehouse Facility II and $75.0 million for both Warehouse Facility III and IV.

During the third quarter of 2011, we entered into Warehouse Facility IV with a facility limit of $75.0 million.  The facility will cease to revolve on February 19, 2014.  Borrowings under the facility will bear interest at a rate equal to LIBOR plus 2.75%.

During the second quarter of 2011, we extended the date on which Warehouse Facility II will cease to revolve from June 15, 2013 to June 17, 2014.  The interest rate on borrowings under the facility was decreased from the commercial paper rate plus 3.5% to the commercial paper rate plus 2.75%.

During the second quarter of 2011, we decreased the interest rate on Warehouse Facility III from LIBOR plus 3.0% to LIBOR plus 1.6%.

Under each Warehouse facility, we can contribute Loans to our wholly-owned subsidiaries in return for cash and equity in each subsidiary.  In turn, each subsidiary pledges the Loans as collateral to institutional investors to secure financing that will fund the cash portion of the purchase price of the Loans.  The financing provided to each subsidiary under the applicable facility is limited to the lesser of 80% of the net book value of the contributed Loans plus the cash collected on such Loans or the facility limit.

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

Interest on borrowings under Warehouse Facility II has been limited through interest rate cap agreements to a maximum rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable.  Interest on borrowings for a portion of Warehouse Facility III has been limited through an interest rate cap agreement to a maximum rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable.  Interest on borrowings for Warehouse Facility IV has also been limited through an interest rate cap agreement to a maximum rate of 5.50% plus the spread over the LIBOR rate.  For additional information, see Note 6 of these consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Continued)

Term ABS Financings

In 2009 and 2010, two of our wholly-owned subsidiaries (the “Funding LLCs”), each completed a secured financing transaction.  In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC.  In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors.  The Term ABS 2010-1 and 2009-1 transactions consist of three classes of notes.  The Class A and Class B Notes for each Term ABS financing bear interest.  The Class C Notes for each Term ABS financing do not bear interest and have been retained by us.

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

The Senior Notes mature on February 1, 2017 and bear interest at a rate of 9.125% per annum, computed on the basis of a 360-day year comprised of twelve 30-day months and payable semi-annually on February 1 and August 1 of each year.  The Senior Notes issued on March 3, 2011 were issued at a price of 106.0% of their aggregate principal amount, resulting in gross proceeds of $106.0 million, and a yield to maturity of 7.83% per annum.  The Senior Notes issued on February 1, 2010 were issued at a price of 97.495% of their aggregate principal amount, resulting in gross proceeds of $243.7 million, and a yield to maturity of 9.625% per annum.  The premium with respect to the Senior Notes issued on March 3, 2011 and the discount with respect to the Senior Notes issued on February 1, 2010 are being amortized over the life of the Senior Notes using the effective interest method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Concluded)

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

Debt Covenants

As of September 30, 2011, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of September 30, 2011, we were in compliance with all such covenants.  As of the end of the quarter, we were also in compliance with our covenants under the Indenture.  The Indenture includes covenants that limit the maximum ratio of our funded debt to tangible net worth and also require a minimum collateral coverage ratio.

6.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on our Warehouse facilities.  The following tables provide the terms of our interest rate cap agreements that were in effect as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	09/2010	06/2013	$325.0	6.75%
75.0	Warehouse Facility III	Cap Floating Rate	09/2010	09/2013	37.5	6.75%
75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	03/2014	75.0	5.50%

	As of December 31, 2010
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	04/2009	05/2012	$325.0	6.75%
75.0	Warehouse Facility III	Cap Floating Rate	09/2010	09/2013	12.5	6.75%

(1)	Rate excludes the spread over the LIBOR rate or the commercial paper rate, as applicable.

The interest rate caps have not been designated as hedging instruments.

Interest Rate Swaps.  As of September 30, 2011, we did not have any interest rate swap agreements outstanding.  As of December 31, 2010, we had an interest rate swap outstanding for Warehouse Facility III which matured in August 2011 that converted $25.0 million of the amount outstanding under the facility into fixed rate debt, bearing an interest rate 4.36%.  This interest rate swap had been designated as a cash flow hedging instrument.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DERIVATIVE AND HEDGING INSTRUMENTS – (Concluded)

Information related to the fair values of derivative instruments in our consolidated balance sheets as of September 30, 2011 and December 31, 2010 is as follows:

(In thousands)		Fair Value as of
	Balance Sheet location	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments
Liability Derivatives
Interest rate swap	Accounts payable and accrued liabilities	$-	$176

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate caps	Other assets	$24	$56

Total Derivatives
Total Asset Derivatives		$24	$56
Total Liability Derivatives		$-	$176

Information related to the effect of derivative instruments designated as hedging instruments in our consolidated financial statements is as follows:

(In thousands)
Derivatives in Cash Flow Hedging Relationships	(Loss) / Gain Recognized in OCI on Derivative (Effective Portion)		(Loss) / Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2011	2010	Location	2011	2010
Interest rate swap	$-	$(83)	Interest expense	$(49)	$(68)

(In thousands)
Derivatives in Cash Flow Hedging Relationships	(Loss) / Gain Recognized in OCI on Derivative (Effective Portion)		(Loss) / Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	Location	2011	2010
Interest rate swap	$(16)	$528	Interest expense	$(192)	$(676)

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 is as follows:

(In thousands)
Derivatives Not Designated as Hedging Instruments		Amount of (Loss) / Gain Recognized in Income on Derivatives
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2011	2010	2011	2010
Interest rate caps	Interest expense	$(61)	$(24)	$(202)	$(181)
Interest rate swap	Interest expense	-	-	-	(590)
Total		$(61)	$(24)	$(202)	$(771)

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

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In thousands)	As of
	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$3,634	$3,634	$3,792	$3,792
Restricted cash and cash equivalents	91,212	91,212	66,536	66,536
Restricted securities available for sale	808	808	805	805
Net investment in Loans receivable	1,525,403	1,542,046	1,218,013	1,224,830
Derivative instruments	24	24	56	56

Liabilities
Revolving secured line of credit	$99,400	$99,400	$136,700	$136,700
Secured financing	514,807	514,765	300,100	302,377
Mortgage note	4,348	4,348	4,523	4,523
Senior notes	350,402	348,000	244,344	261,250
Derivative instruments	-	-	176	176

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS – (Concluded)

The following table provides the fair value measurements of applicable assets and liabilities, measured at fair value on a recurring basis, as of September 30, 2011 and December 31, 2010:

(In thousands)	As of September 30, 2011			As of December 31, 2010
	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets
Restricted securities available for sale	$808	$-	$808	$805	$-	$805
Derivative instruments	-	24	24	-	56	56

Liabilities
Derivative instruments	$-	$-	$-	$-	$176	$176

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

Affiliated Dealer Loan balances were $5.4 million and $9.0 million as of September 30, 2011 and December 31, 2010, respectively.  Affiliated Dealer Loan balances were 0.4% and 0.8% of total consolidated Dealer Loan balances as of September 30, 2011 and December 31, 2010, respectively.  A summary of related party Loan activity is as follows:

(In thousands)	For the Three Months Ended September 30,
	2011		2010
	Affiliated Dealer-Partner activity	% of consolidated	Affiliated Dealer-Partner activity	% of consolidated
Dealer Loan revenue	$349	0.4%	$715	0.9%
New Consumer Loan assignments (1)	128	0.0%	457	0.2%
Accelerated Dealer Holdback payments	-	0.0%	20	0.2%
Dealer Holdback payments	652	2.7%	415	3.9%

(In thousands)	For the Nine Months Ended September 30,
	2011		2010
	Affiliated Dealer-Partner activity	% of consolidated	Affiliated Dealer-Partner activity	% of consolidated
Dealer Loan revenue	$1,330	0.5%	$2,363	1.1%
New Consumer Loan assignments (1)	788	0.1%	2,534	0.4%
Accelerated Dealer Holdback payments	24	0.1%	240	1.0%
Dealer Holdback payments	1,757	3.0%	1,474	4.4%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

9.           INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	1.5%	1.6%	1.9%	1.8%
Changes in reserve for uncertain tax positions as a result of settlements and lapsed statutes and related interest	-0.2%	-0.7%	-0.6%	-3.6%
Other	0.2%	-0.4%	0.0%	0.0%
Effective tax rate	36.5%	35.5%	36.3%	33.2%

The differences between the U.S. federal statutory rate and our effective tax rate are primarily due to state income taxes and reserves for uncertain tax positions and related interest that are included in the provision for income taxes.

The increase in the effective tax rate for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, is primarily due to changes in the reserve for uncertain tax positions.  During the three and nine months ended September 30, 2010, we reversed certain reserves for uncertain tax positions that were resolved and settled with the IRS.  This reversal decreased our effective tax rate for the 2010 periods.

10.        CAPITAL TRANSACTIONS

Net Income Per Share

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

(In thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average shares outstanding:
Common shares	25,605	27,793	25,991	29,835
Vested restricted stock units	428	270	406	247
Basic number of weighted average shares outstanding	26,033	28,063	26,397	30,082

Dilutive effect of stock options	70	320	116	351
Dilutive effect of restricted stock and restricted stock units	33	69	60	107
Dilutive number of weighted average shares outstanding	26,136	28,452	26,573	30,540

For the three and nine months ended September 30, 2011 and 2010, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.        CAPITAL TRANSACTIONS – (Continued)

Stock Compensation Plans

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), the number of shares reserved for granting of restricted stock, restricted stock units, stock options, and performance awards to team members, officers, directors, and contractors at any time prior to April 6, 2019 is 1.5 million shares.  The shares available for future grants under the Incentive Plan totaled 333,937 as of September 30, 2011.

A summary of the restricted stock activity under the Incentive Plan for the nine months ended September 30, 2011 and 2010 is presented below:

(In thousands)	Number of Shares
	For the Nine Months Ended September 30,
Restricted Stock	2011	2010
Outstanding Beginning Balance	112	242
Granted	9	19
Vested	(63)	(143)
Forfeited	(7)	(6)
Outstanding Ending Balance	51	112

A summary of the restricted stock unit activity under the Incentive Plan for the nine months ended September 30, 2011 and 2010 is presented below:

(In thousands, except per share data)	Nonvested		Vested		Total
Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units
Outstanding as of December 31, 2010	521	$19.99	270	$22.94	791
Granted	25	58.54	-	-	25	(1)
Vested	(158)	20.99	158	20.99	-	(2)
Forfeited	(34)	20.50	-	-	(34)
Outstanding as of September 30, 2011	354	$22.07	428	$22.14	782

(In thousands, except per share data)	Nonvested		Vested		Total
Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units
Outstanding as of December 31, 2009	648	$19.35	120	$26.30	768
Granted	33	39.89	-	-	33	(3)
Vested	(150)	20.24	150	20.24	-	(4)
Forfeited	(10)	39.89	-	-	(10)
Outstanding as of September 30, 2010	521	$19.99	270	$22.94	791

(1)	The distribution date of vested restricted stock units is February 22, 2018 for 5 restricted stock units and February 18, 2019 for 20 restricted stock units.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

10.        CAPITAL TRANSACTIONS – (Concluded)

Stock compensation expense consists of the following:

(In thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Restricted stock	$113	$255	$493	$715
Restricted stock units	251	632	1,063	2,340
Total	$364	$887	$1,556	$3,055

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

11.        COMPREHENSIVE INCOME

Our comprehensive income information is set forth below:

(In thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$49,960	$42,047	$137,995	$123,097
Unrealized (loss) gain on securities available for sale, net of tax	(6)	(7)	1	-
Unrealized gain (loss) on interest rate swap, net of tax	31	(9)	111	762
Comprehensive income	$49,985	$42,031	$138,107	$123,859

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

13.        SUBSEQUENT EVENTS

On October 6, 2011, we completed a $200.5 million Term ABS financing which was used to repay outstanding indebtedness.  The financing has an expected annualized cost of approximately 3.5% (including the initial purchaser’s fees and other costs) and it will revolve for 24 months after which it will amortize based upon the cash flows on the contributed loans.

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

For the three months ended September 30, 2011, consolidated net income was $50.0 million, or $1.91 per diluted share, compared to $42.0 million, or $1.48 per diluted share, for the same period in 2010.  For the nine months ended September 30, 2011, consolidated net income was $138.0 million, or $5.19 per diluted share, compared to $123.1 million, or $4.03 per diluted share, for the same period in 2010.  The increase in consolidated net income for the three and nine months ended September 30, 2011 was primarily due to an increase in the size of our Loan portfolio.

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio is 2.0:1 as of September 30, 2011.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit with a commercial bank syndicate; (2) Warehouse facilities with institutional investors; (3) Term ABS financings with qualified institutional investors; and (4) Senior Notes.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of September 30, 2011, with the forecasts as of June 30, 2011, as of December 31, 2010, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	September 30, 2011	June 30, 2011	December 31, 2010	Initial Forecast	June 30, 2011	December 31, 2010	Initial Forecast
2002	70.5%	70.5%	70.5%	67.9%	0.0%	0.0%	2.6%
2003	73.7%	73.7%	73.7%	72.0%	0.0%	0.0%	1.7%
2004	73.0%	73.0%	73.0%	73.0%	0.0%	0.0%	0.0%
2005	73.6%	73.7%	73.7%	74.0%	-0.1%	-0.1%	-0.4%
2006	70.1%	70.1%	70.2%	71.4%	0.0%	-0.1%	-1.3%
2007	68.1%	68.0%	67.9%	70.7%	0.1%	0.2%	-2.6%
2008	69.9%	70.0%	69.9%	69.7%	-0.1%	0.0%	0.2%
2009	79.2%	78.9%	78.5%	71.9%	0.3%	0.7%	7.3%
2010	76.5%	76.0%	75.8%	73.6%	0.5%	0.7%	2.9%
2011 (1)	73.3%	73.6%	-	72.7%	-0.3%	-	0.6%

(1)
The forecasted collection rate for 2011 Consumer Loans as of September 30, 2011 includes both Consumer Loans that were in our portfolio as of June 30, 2011 and Consumer Loans assigned during the most recent quarter.  The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of
2011 Consumer Loan Assignment Period	September 30, 2011	June 30, 2011	Variance
January 1, 2011 through June 30, 2011	74.1%	73.6%	0.5%
July 1, 2011 through September 30, 2011	71.7%	-	-

Consumer Loans assigned in 2002, 2003, 2009 and 2010 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates.  For 2004, 2005, 2008, and 2011, actual results have been very close to our initial estimates.  For the three months ended September 30, 2011, forecasted collection rates improved for Consumer Loans assigned during 2009, 2010, and 2011 and were generally consistent with expectations at the start of the period for the other assignment years.  For the nine months ended September 30, 2011, forecasted collection rates improved for Consumer Loans assigned during 2007, 2009, 2010, and 2011 and were generally consistent with expectations at the start of the period for the other assignment years.

Forecasting collection rates precisely at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we currently forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2011.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of September 30, 2011
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2002	70.5%	42.2%	28.3%	99.5%
2003	73.7%	43.4%	30.3%	99.4%
2004	73.0%	44.0%	29.0%	99.3%
2005	73.6%	46.9%	26.7%	99.0%
2006	70.1%	46.6%	23.5%	98.1%
2007	68.1%	46.5%	21.6%	95.8%
2008	69.9%	44.6%	25.3%	89.6%
2009	79.2%	43.9%	35.3%	77.8%
2010	76.5%	44.7%	31.8%	46.0%
2011	73.3%	45.5%	27.8%	13.4%

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

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of September 30, 2011 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %
Dealer Loans	2007	68.0%	45.8%	22.2%
	2008	70.5%	43.3%	27.2%
	2009	79.3%	43.5%	35.8%
	2010	76.5%	44.4%	32.1%
	2011	73.2%	45.0%	28.2%

Purchased Loans	2007	68.2%	49.1%	19.1%
	2008	69.0%	46.7%	22.3%
	2009	79.1%	45.4%	33.7%
	2010	76.4%	46.8%	29.6%
	2011	74.1%	49.8%	24.3%

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

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last seven quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2010	11.2%	21.6%
June 30, 2010	22.7%	42.2%
September 30, 2010	26.9%	51.5%
December 31, 2010	37.7%	66.9%
March 31, 2011	36.7%	59.3%
June 30, 2011	28.7%	41.3%
September 30, 2011	28.6%	40.5%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

Consumer Loan assignment volumes depend on a number of factors including (1) the overall demand for our product, (2) the amount of capital available to fund new Loans, and (3) our assessment of the volume that our infrastructure can support.  Our pricing strategy is intended to maximize the amount of economic profit we generate, within the confines of capital and infrastructure constraints.  Unit and dollar volumes were positively impacted by an increase in active dealer-partners and advance rate increases made during the first and fourth quarters of 2010 and the second and third quarters of 2011.  Dollar volumes were also positively impacted by an increase in the size of the average consumer loan assignment.  While the advance rate increases reduced the return on capital we expect to earn on new assignments, we believe it is very likely the advance increases had a positive impact on economic profit.  Unit volume for the one month ended October 31, 2011 increased by 31.0% as compared to the same period in 2010.

The following table summarizes the changes in Consumer Loan unit volume and active Dealer-Partners:

	For the Nine Months Ended September 30,
	2011	2010	% Change
Consumer Loan unit volume	137,592	104,514	31.6%
Active Dealer-Partners (1)	3,603	2,910	23.8%
Average volume per active Dealer-Partner	38.2	35.9	6.4%

(1)	Active Dealer-Partners are Dealer-Partners who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealer-Partners:

	For the Nine Months Ended September 30,
	2011	2010	% Change
Consumer Loan unit volume from Dealer-Partners active both periods	115,120	96,774	19.0%
Dealer-Partners active both periods	2,288	2,288	-
Average volume per Dealer-Partners active both periods	50.3	42.3	19.0%

Consumer Loan unit volume from new Dealer-Partners	13,812	10,271	34.5%
New active Dealer-Partners (1)	1,021	652	56.6%
Average volume per new active Dealer-Partners	13.5	15.8	-14.6%

Attrition (2)	-7.4%	-14.2%

(1)	New active Dealer-Partners are Dealer-Partners who enrolled in our program and have received funding for their first Loan from us during the period.
(2)
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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
New Dealer Loan unit volume as a percentage of total unit volume	92.3%	90.5%	92.4%	90.6%
New Dealer Loan dollar volume as a percentage of total dollar volume (1)	90.1%	88.2%	90.4%	88.3%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

For the three and nine months ended September 30, 2011, new Dealer Loan unit and dollar volume as a percentage of total unit and dollar volume were generally consistent with the same periods in 2010.

As of September 30, 2011 and December 31, 2010, the net Dealer Loans receivable balance was 84.6% and 79.5%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in thousands, except per share data)	For the Three Months Ended September 30,
	2011	2010	% Change
Revenue:
Finance charges	$117,905	$99,255	18.8%
Premiums earned	10,462	8,627	21.3%
Other income	5,372	3,779	42.2%
Total revenue	133,739	111,661	19.8%
Costs and expenses:
Salaries and wages	15,929	16,133	-1.3%
General and administrative	6,044	7,208	-16.1%
Sales and marketing	5,587	4,972	12.4%
Provision for credit losses	4,550	2	227,400.0%
Interest	14,600	12,038	21.3%
Provision for claims	8,363	6,112	36.8%
Total costs and expenses	55,073	46,465	18.5%
Income from continuing operations before provision for income taxes	78,666	65,196	20.7%
Provision for income taxes	28,706	23,149	24.0%
Income from continuing operations	49,960	42,047	18.8%
Loss from discontinued United Kingdom operations	-	-	0.0%
Net income	$49,960	$42,047	18.8%

Net income per share:
Basic	$1.92	$1.50
Diluted	$1.91	$1.48

Income from continuing operations per share:
Basic	$1.92	$1.50
Diluted	$1.91	$1.48

Weighted average shares outstanding:
Basic	26,033	28,063
Diluted	26,136	28,452

Continuing Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table highlights changes in income from continuing operations for the three months ended September 30, 2011, as compared to 2010:

(In thousands)	Change
Income from continuing operations for the three months ended September 30, 2010	$42,047
Increase in finance charges	18,650
Increase in premiums earned	1,835
Increase in other income	1,593
Decrease in operating expenses (1)	753
Increase in provision for credit losses	(4,548)
Increase in interest	(2,562)
Increase in provision for claims	(2,251)
Increase in provision for income taxes	(5,557)
Income from continuing operations for the three months ended September 30, 2011	$49,960

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the three months ended September 30, 2011, finance charges increased $18.7 million, or 18.8%, as compared to the same period in 2010.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in thousands)	For the Three Months Ended September 30,
	2011	2010	Change
Average net Loans receivable balance	$1,478,779	$1,153,435	$325,344
Average yield on our Loan portfolio	31.9%	34.4%	-2.5%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended September 30, 2011:

(In thousands)	Year over Year Change
Impact on finance charges:	For the Three Months Ended September 30, 2011
Due to an increase in the average net Loans receivable balance	$27,996
Due to a decrease in the average yield	(9,346)
Total increase in finance charges	$18,650

The increase in the average net Loans receivable balance was primarily due to growth in new Loan volume during the last two quarters of 2010 and throughout 2011, which was primarily a result of an increase in active Dealer-Partners and advance rate increases we made during the fourth quarter of 2010 and the second and third quarters of 2011.  The average yield on our Loan portfolio for the three months ended September 30, 2011 decreased as compared to the same period in 2010 due to lower yields on new Loans, partially offset by improvements in forecasted collection rates during the last two quarters of 2010 and throughout 2011.

Premiums Earned.  For the three months ended September 30, 2011, premiums earned increased $1.8 million, or 21.3%, as compared to the same period in 2010.  The increase is primarily due to growth in the size of our reinsurance portfolio which resulted from growth in new Consumer Loan assignments during the last two quarters of 2010 and throughout 2011 that was partially offset by the termination of our arrangement with one of our third party insurers during the fourth quarter of 2009.

Other Income.  For the three months ended September 30, 2011, other income increased $1.6 million, or 42.2%, as compared to the same period in 2010.  The increase in other income is primarily due to an increase in Guaranteed Asset Protection (“GAP”) profit sharing income and dealer enrollment fees.  The increase in GAP profit sharing income of $1.3 million was the result of an acceleration in our revenue recognition for this income beginning in the second quarter of 2011.  Under our arrangement with our third party GAP provider, we receive annual profit sharing payments based on the performance of our GAP program.  Prior to the second quarter of 2011, we received and recognized GAP profit sharing payments annually in the first quarter of each year.  Beginning with the second quarter of 2011, we accelerated our revenue recognition to begin recognizing this income as earned over the life of the GAP contracts.

Operating Expenses.  For the three months ended September 30, 2011, operating expenses decreased $0.8 million, or 2.7%, as compared to the same period in 2010.  The change in operating expenses is primarily due to the following:

•	A decrease in general and administrative expense of $1.2 million, or 16.1%, primarily due to decreased consulting fees related to the development of software.
•
An increase in sales and marketing expense of $0.6 million, or 12.4%, primarily due to increased sales commissions resulting from our growth in Consumer Loan assignment volume and the expansion of our sales force.

Provision for Credit Losses.  For the three months ended September 30, 2011, the provision for credit losses increased $4.5 million, or 227,400.0%, as compared to the same period in 2010.  Under GAAP, when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer-Partner and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the three months ended September 30, 2011, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, impaired Loan pools experienced greater than expected declines in the present value of forecasted cash flows, resulting in a provision for credit losses of $4.5 million for the three months ended September 30, 2011, of which $4.7 million related to Dealer Loans partially offset by a reversal of a provision of $0.2 million related to Purchased Loans.  During the three months ended September 30, 2010, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, impaired Loan pools within our portfolio experienced greater than expected declines in the present value of forecasted cash flows, resulting in a provision for credit losses of a minimal amount for the three months ended September 30, 2010, of which $0.3 million related to Purchased Loans offset by a reversal of provision of $0.3 million related to Dealer Loans.

Interest.  For the three months ended September 30, 2011, interest expense increased $2.6 million, or 21.3%, as compared to the same period in 2010.  The following table shows interest expense, the average outstanding debt balance, and the pre-tax average cost of debt for the three months ended September 30, 2011 and 2010:

(Dollars in thousands)	For the Three Months Ended September 30,
	2011	2010
Interest expense	$14,600	$12,038
Average outstanding debt balance	941,531	645,383
Pre-tax average cost of debt	6.2%	7.5%

For the three months ended September 30, 2011, the increase in interest expense is primarily due to the increase in the average outstanding debt balance, partially offset by a decline in our pre-tax average cost of debt.  The average outstanding debt balance increased compared to the same period in 2010 due to the use of the debt proceeds to fund the growth in new Consumer Loan assignments and stock repurchases.  The decline in our pre-tax average cost of debt resulted from a change in the mix of our outstanding debt, a decrease in available and unused credit capacity, and more favorable pricing on our revolving credit facilities.

Provision for Claims.  For the three months ended September 30, 2011, provision for claims increased $2.3 million, or 36.8%, as compared to the same period in 2010.  The increase was due to an increase in the size of our reinsurance portfolio and an increase in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the three months ended September 30, 2011, the effective tax rate increased to 36.5%, from 35.5% in the same period in 2010.  The increase is primarily due to the impact of the lower effective tax rate in the same period of the prior year resulting from the reversal of certain reserves for uncertain tax positions that were resolved and settled with the IRS.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in thousands, except per share data)	For the Nine Months Ended September 30,
	2011	2010	% Change
Revenue:
Finance charges	$338,238	$284,467	18.9%
Premiums earned	29,195	24,576	18.8%
Other income	19,783	17,659	12.0%
Total revenue	387,216	326,702	18.5%
Costs and expenses:
Salaries and wages	47,402	46,293	2.4%
General and administrative	18,186	19,670	-7.5%
Sales and marketing	17,768	14,616	21.6%
Provision for credit losses	22,394	8,218	172.5%
Interest	42,173	36,010	17.1%
Provision for claims	22,733	17,606	29.1%
Total costs and expenses	170,656	142,413	19.8%
Income from continuing operations before provision for income taxes	216,560	184,289	17.5%
Provision for income taxes	78,565	61,162	28.5%
Income from continuing operations	137,995	123,127	12.1%
Loss from discontinued United Kingdom operations	-	(30)	100.0%
Net income	$137,995	$123,097	12.1%

Net income per share:
Basic	$5.23	$4.09
Diluted	$5.19	$4.03

Income from continuing operations per share:
Basic	$5.23	$4.09
Diluted	$5.19	$4.03

Loss from discontinued United Kingdom operations per share:
Basic	$-	$-
Diluted	$-	$-

Weighted average shares outstanding:
Basic	26,397	30,082
Diluted	26,573	30,540

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table highlights changes in income from continuing operations for the nine months ended September 30, 2011, as compared to 2010:

(In thousands)	Change
Income from continuing operations for the nine months ended September 30, 2010	$123,127
Increase in finance charges	53,771
Increase in premiums earned	4,619
Increase in other income	2,124
Increase in operating expenses (1)	(2,777)
Increase in provision for credit losses	(14,176)
Increase in interest	(6,163)
Increase in provision for claims	(5,127)
Increase in provision for income taxes	(17,403)
Income from continuing operations for the nine months ended September 30, 2011	$137,995

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the nine months ended September 30, 2011, finance charges increased $53.8 million, or 18.9%, as compared to the same period in 2010.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in thousands)	For the Nine Months Ended September 30,
	2011	2010	Change
Average net Loans receivable balance	$1,378,784	$1,105,892	$272,892
Average yield on our Loan portfolio	32.7%	34.3%	-1.6%

The following table summarizes the impact each component had on the overall increase in finance charges for the nine months ended September 30, 2011:

(In thousands)	Year over Year Change
Impact on finance charges:	For the Nine Months Ended September 30, 2011
Due to an increase in the average net Loans receivable balance	$70,195
Due to a decrease in the average yield	(16,424)
Total increase in finance charges	$53,771

The increase in the average net Loans receivable balance was primarily due to growth in new Loan volume throughout 2010 and 2011, which was primarily a result of an increase in active Dealer-Partners and advance rate increases we made during the first and fourth quarters of 2010 and the second and third quarters of 2011.  The average yield on our Loan portfolio for the nine months ended September 30, 2011 decreased as compared to the same period in 2010 due to lower yields on new Loans, partially offset by improvements in forecasted collection rates throughout 2010 and 2011.

Premiums Earned.  For the nine months ended September 30, 2011, premiums earned increased $4.6 million, or 18.8%, as compared to the same period in 2010.  The increase is primarily due to growth in the size of our reinsurance portfolio which resulted from growth in new Consumer Loan assignments throughout 2010 and 2011 that was partially offset by the termination of our arrangement with one of our third party insurers during the fourth quarter of 2009.

Other Income.  For the nine months ended September 30, 2011, other income increased $2.1 million, or 12.0%, as compared to the same period in 2010.  The increase in other income is primarily due to an increase in GAP profit sharing income and dealer enrollment fees.  The increase in GAP profit sharing income of $6.2 million was the result of an increase in the annual profit sharing payment received and recognized during the first quarter of 2011 and an acceleration in our revenue recognition for this income beginning in the second quarter of 2011.  These increases were partially offset by $5.4 million of income recognized during 2010 related to discontinued arrangements with a third party vehicle service contract provider and a vendor that processes payments.  We have not recognized any income related to these arrangements since the second quarter of 2010.

Operating Expenses.  For the nine months ended September 30, 2011, operating expenses increased $2.8 million, or 3.4%, as compared to the same period in 2010.  The change in operating expenses is due to the following:

•
An increase in sales and marketing expense of $3.2 million, or 21.6%, primarily due to increased sales commissions resulting from our growth in Consumer Loan assignment volume and the expansion of our sales force.

•
An increase in salaries and wages expense of $1.1 million, or 2.4%, resulting from higher servicing expenses associated with increased staffing levels needed to manage the greater volume of Consumer Loans in our portfolio, partially offset by reduced support expenses associated with information technology activities.

•
A decrease in general and administrative expense of $1.5 million, or 7.5%, primarily due to decreased support expenses, including consulting fees related to the development of software, a refund received in the current period from the successful appeal of a property tax assessment, and legal costs.

Provision for Credit Losses.  For the nine months ended September 30, 2011, the provision for credit losses increased $14.2 million, or 172.5%, as compared to the same period in 2010.  During the nine months ended September 30, 2011, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, impaired Loan pools experienced greater than expected declines in the present value of forecasted cash flows, resulting in a provision for credit losses of $22.4 million for the nine months ended September 30, 2011, of which $23.0 million related to Dealer Loans partially offset by a reversal of provision of $0.6 million related to Purchased Loans.  During the nine months ended September 30, 2010, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, impaired Loan pools within our portfolio experienced greater than expected declines in the present value of forecasted cash flows, resulting in a provision for credit losses of $8.2 million for the nine months ended September 30, 2010, of which $4.3 million related to Purchased Loans and $3.9 million related to Dealer Loans.

Interest.  For the nine months ended September 30, 2011, interest expense increased $6.2 million, or 17.1%, as compared to the same period in 2010.  The following table shows interest expense, the average outstanding debt balance, and the pre-tax average cost of debt for the nine months ended September 30, 2011 and 2010:

(Dollars in thousands)	For the Nine Months Ended September 30,
	2011	2010
Interest expense	$42,173	$36,010
Average outstanding debt balance	861,155	549,106
Pre-tax average cost of debt	6.5%	8.7%

For the nine months ended September 30, 2011, the increase in interest expense is primarily due to the increase in the average outstanding debt balance, partially offset by a decline in our pre-tax average cost of debt.  The average outstanding debt balance increased compared to the same period in 2010 due to the use of the debt proceeds to fund the growth in new Consumer Loan assignments and stock repurchases.  The decline in our pre-tax average cost of debt resulted from a change in the mix of our outstanding debt, a decrease in available and unused credit capacity, and more favorable pricing on our revolving credit facilities.

Provision for Claims.  For the nine months ended September 30, 2011, provision for claims increased $5.1 million, or 29.1%, as compared to the same period in 2010.  The increase was due to an increase in the size of our reinsurance portfolio and an increase in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the nine months ended September 30, 2011, the effective tax rate increased to 36.3%, from 33.2% in the same period in 2010.  The increase is primarily due to the impact of the lower effective tax rate in the same period of the prior year  resulting from the reversal of certain reserves for uncertain tax positions that were resolved and settled with the IRS.

Liquidity and Capital Resources

We need capital to fund new Loans and pay Dealer Holdback.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit with a commercial bank syndicate; (2) Warehouse facilities with institutional investors; (3) Term ABS financings with qualified institutional investors; and (4) Senior Notes.  There are various restrictive debt covenants for each financing arrangement and we are in compliance with those covenants as of September 30, 2011.  For information regarding these financings and the covenants included in the related documents, see Note 5 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

On March 3, 2011, we issued $100.0 million aggregate principal amount of Senior Notes, which, together with the $250.0 million aggregate principal amount of Senior Notes we issued on February 1, 2010, are governed by an indenture, dated as of February 1, 2010, as amended and supplemented (the “Indenture”), among us, as the issuer; our subsidiaries Buyers Vehicle Protection Plan, Inc. and Vehicle Remarketing Services, Inc., as guarantors; and U.S. Bank National Association, as trustee.  The Senior Notes issued during the first quarter of 2011 have the same terms as the previously issued Senior Notes, other than issue price and issue date, and all of the Senior Notes are treated as a single class under the Indenture.

The Senior Notes mature on February 1, 2017 and bear interest at a rate of 9.125% per annum, computed on the basis of a 360-day year comprised of twelve 30-day months and payable semi-annually on February 1 and August 1 of each year.  The Senior Notes issued during the first quarter of 2011 were issued at a price of 106.0% of their aggregate principal amount, resulting in gross proceeds of $106.0 million, and a yield to maturity of 7.83% per annum.

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

During the second quarter of 2011, we extended the date on which Warehouse Facility II will cease to revolve from June 15, 2013 to June 17, 2014.  The interest rate on borrowings under the facility was decreased from the commercial paper rate plus 3.5% to the commercial paper rate plus 2.75%.

During the second quarter of 2011, we decreased the interest rate on Warehouse Facility III from LIBOR plus 3.0% to LIBOR plus 1.6%.

During the third quarter of 2011, we entered into Warehouse Facility IV with a facility limit of $75.0 million.  The facility will cease to revolve on February 19, 2014.  Borrowings under the facility will bear interest at a rate equal to LIBOR plus 2.75%.

Cash and cash equivalents decreased to $3.6 million as of September 30, 2011 from $3.8 million as of December 31, 2010.  Our total balance sheet indebtedness increased to $969.0 million as of September 30, 2011 from $685.7 million as of December 31, 2010 primarily due to the growth in new Consumer Loan assignments and the completion of a tender offer to purchase $125.0 million of our common stock using the proceeds from the issuance of $100.0 million of Senior Notes and borrowing under our revolving secured line of credit facility.

Contractual Obligations

A summary of our scheduled principal debt maturities as of September 30, 2011 is as follows:

(In thousands)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2011	$38,883
2012	54,775
2013	103,294
2014	338,711
2015	82,892
Thereafter	350,000
Total	$968,555

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  These forward-looking statements represent our outlook only as of the date of this report.  While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties.  Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2010, other risk factors discussed herein or listed from time to time in our reports filed with the SEC and the following:

•	Our inability to accurately forecast and estimate the amount and timing of future collections could have a material adverse effect on results of operations.

•	We may be unable to execute our business strategy due to current economic conditions.

•	We may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow our business.

•	The terms of our debt limit how we conduct our business.

•	A violation of the terms of our Term ABS facilities or Warehouse facilities could have a materially adverse impact on our operations.

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

•
Our founder controls a significant percentage of our common stock, has the ability to control matters requiring shareholder approval and has interests which may conflict with the interests of our other security holders.

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
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 1, 2011

INDEX OF EXHIBITS

Exhibit No.		Description
4(f)(148)	1	Loan and Security Agreement dated as of August 19, 2011 among the Company, CAC Warehouse Funding LLC IV, BMO Capital Markets Corp., Bank of Montreal and Wells Fargo Bank, National Association.
4(f)(149)	1	Backup Servicing Agreement dated as of August 19, 2011 among the Company, CAC Warehouse Funding LLC IV, Wells Fargo Bank, National Association, Bank of Montreal and BMO Capital Markets Corp.
4(f)(150)	1	Sale and Contribution Agreement dated as of August 19, 2011 between the Company and CAC Warehouse Funding LLC IV.
4(f)(152)	2	Indenture dated October 6, 2011, between Credit Acceptance Auto Loan Trust 2011-1 and Wells Fargo Bank, National Association.
4(f)(153)	2	Sale and Servicing Agreement dated October 6, 2011, among the Company, Credit Acceptance Auto Loan Trust 2011-1, Credit Acceptance Funding LLC 2011-1, and Wells Fargo Bank, National Association.
4(f)(154)	2	Backup Servicing Agreement dated October 6, 2011, among the Company, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Auto Loan Trust 2011-1, and Wells Fargo Bank, National Association.
4(f)(155)	2	Amended and Restated Trust Agreement dated October 6, 2011, between Credit Acceptance Funding LLC 2011-1 and U.S. Bank Trust National Association.
4(f)(156)	2	Sale and Contribution Agreement dated October 6, 2011, between the Company and Credit Acceptance Funding LLC 2011-1.
4(f)(157)	2
Amended and Restated Intercreditor Agreement dated October 6, 2011, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding III, LLC, CAC Warehouse Funding LLC IV, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Funding LLC 2010-1, Credit Acceptance Funding LLC 2009-1, Credit Acceptance Auto Loan Trust 2011-1, Credit Acceptance Auto Loan Trust 2010-1, Credit Acceptance Auto Loan Trust 2009-1, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, Bank of Montreal, as agent and Comerica Bank, as agent.

31(a)	3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	4	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(INS)	5	XBRL Instance Document.
101(SCH)	5	XBRL Taxonomy Extension Schema Document.
101(CAL)	5	XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)	5	XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	5	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated August 19, 2011, and incorporated herein by reference.
2	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 6, 2011, and incorporated herein by reference.
3	Filed herewith.
4	Furnished herewith.
5
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.