Form 10-K
period 2011-12-31
CREDIT ACCEPTANCE CORP
filed 2012-02-24
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ] No [ X ]

The aggregate market value of 5,759,970 shares of the Registrant's common stock held by non-affiliates on June 30, 2011 was approximately $486.5 million.  For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.  Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

At February 15, 2012, there were 25,622,480 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2012 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2011

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

Credit Acceptance was founded to collect retail installment contracts (referred to as “Consumer Loans”) originated by automobile dealerships owned by Donald Foss, our Chairman, founder, and significant shareholder.  During the 1980s, we began to market this service to non-affiliated dealers and, at the same time, began to offer dealers a non-recourse cash payment (referred to as an “advance”) against anticipated future collections on Consumer Loans serviced for that dealer.

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

Business Segment Information

We currently operate in one reportable segment which represents our core business of offering auto loans, and related products and services to consumers through our network of Dealer-Partners.  For information regarding our reportable segment and related entity-wide disclosures, see Note 15 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2009	82.3%	17.7%
June 30, 2009	86.0%	14.0%
September 30, 2009	89.0%	11.0%
December 31, 2009	90.8%	9.2%
March 31, 2010	90.9%	9.1%
June 30, 2010	90.5%	9.5%
September 30, 2010	90.5%	9.5%
December 31, 2010	91.8%	8.2%
March 31, 2011	92.9%	7.1%
June 30, 2011	92.1%	7.9%
September 30, 2011	92.3%	7.7%
December 31, 2011	92.6%	7.4%

Portfolio Program

As payment for the vehicle, the Dealer-Partner generally receives the following:

•	a down payment from the consumer;
•	a cash advance from us; and
•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

Dealer-Partners have an opportunity to receive an accelerated Dealer Holdback payment each time 100 Consumer Loans have been assigned to us.  The amount paid to the Dealer-Partner is calculated using a formula that considers the forecasted collections and the advance balance on the related Consumer Loans.

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

Program Enrollment

Dealer-Partners may enroll in our program by choosing one of our two enrollment options (referred to as “Option A” and “Option B”).  In recent years, the terms of Option A have remained consistent while the terms of Option B have varied.  The following table summarizes the terms of our enrollment options for the three year period ending December 31, 2011:

Effective Period	Option A	Option B
Since June 1, 2011	Upfront, one-time fee of $9,850	Agreement to allow us to retain 50% of their first accelerated Dealer Holdback payment
From September 1, 2009 to May 31, 2011	Upfront, one-time fee of $9,850	Upfront, one-time fee of $1,950 and agreement to allow us to retain 50% of their first accelerated Dealer Holdback payment
Prior to September 1, 2009	Upfront, one-time fee of $9,850	Agreement to allow us to retain 50% of their first accelerated Dealer Holdback payment

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
•
Other income, which primarily consists of: ancillary product profit sharing income, dealer support products and services, marketing income, and dealer enrollment fees.  For additional information, see Note 2 to the consolidated financial statements contained in Item 8 to this Form 10-K, which is incorporated herein by reference.

The following table sets forth the percent relationship to total revenue from continuing operations of each of these sources:

	For the Years Ended December 31,
Percent of Total Revenue from Continuing Operations	2011	2010	2009
Finance charges	87.7%	87.8%	86.6%
Premiums earned	7.6%	7.4%	8.8%
Other income	4.7%	4.8%	4.6%
Total revenue from continuing operations	100.0%	100.0%	100.0%

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

For the Years Ended December 31,	Dealer-Partner Enrollments	Active Dealer-Partners (1)
2007	1,835	2,827
2008	1,646	3,264
2009	1,338	3,168
2010	1,263	3,206
2011	1,953	3,998

(1)	Active Dealer-Partners are Dealer-Partners who have received funding for at least one Loan during the period.

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

Information on our Consumer Loans is presented in the following table:

	For the Years Ended December 31,
Average Consumer Loan Data	2011	2010	2009	2008	2007
Average size of Consumer Loan accepted	$15,686	$14,480	$12,689	$14,518	$13,878
Percentage growth (decline) in average size of Consumer Loan	8.3%	14.1%	-12.6%	4.6%	9.1%
Average initial term (in months)	46	41	38	42	41

The increases in the average size of Consumer Loans accepted and the average initial term of the Consumer Loans during 2011 were primarily due to pricing changes we made during the first and fourth quarters of 2010 and the second and third quarters of 2011.

Servicing.  Our largest group of collectors service Consumer Loans that are in the early stages of delinquency.  Collection efforts typically consist of placing a call to the consumer within one day of the missed payment due date, although efforts may begin later for some segments of accounts.  Consumer Loans are segmented into dialing pools by various phone contact profiles in an effort to maximize contact with the consumer.  Our collectors work with consumers to attempt to reach a solution that will help them avoid becoming further past due and get them current where possible.

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

Ancillary Products

We provide Dealer-Partners the ability to offer vehicle service contracts to consumers.  A vehicle service contract provides the consumer protection by paying for the repair or replacement of certain components of the vehicle in the event of a mechanical failure.  We have relationships with third party administrators (“TPAs”) whereby the TPAs process claims on vehicle service contracts that are underwritten by third party insurers.  We receive a fee for all vehicle service contracts sold by our Dealer-Partners when the vehicle is financed by us.  The fee is included in the retail price of the vehicle service contract which is added to the Consumer Loan.  We provide Dealer-Partners with an additional advance based on the retail price of the vehicle service contract.  We recognize our fee from the vehicle service contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.  We bear the risk of loss for claims on certain vehicle service contracts that are reinsured by us.  Effective January 1, 2010, the fee we receive increased due to a change in our relationship with the TPAs.  Prior to 2010, we relied on the TPAs to market their vehicle service contracts to our Dealer-Partners.  Effective January 1, 2010, we now market the vehicle service contracts directly to our Dealer-Partners.

VSC Re Company (“VSC Re”), our wholly-owned subsidiary, is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealer-Partners on vehicles financed by us.  Prior to October 31, 2009, VSC Re reinsured vehicle service contracts that were underwritten by two of our third party insurers.  Since October 31, 2009, VSC Re has reinsured vehicle service contracts that are underwritten by one of our third party insurers.  Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less fees and certain administrative costs, are contributed to trust accounts controlled by VSC Re.  These premiums are used to fund claims covered under the vehicle service contracts.  VSC Re is a bankruptcy remote entity.  As such, our exposure to fund claims is limited to the trust assets controlled by VSC Re and our net investment in VSC Re. We formed VSC Re in order to enhance our control and security of the trust assets that are used to pay future vehicle service contract claims.  The amount of income we earn from the vehicle service contracts over time is not impacted by the formation of VSC Re, as both before and after the formation, the income we recognize, excluding our fees, is based on the amount by which vehicle service contract premiums exceed claims.  The only change in our risk associated with adverse claims experience relates to our net investment in VSC Re, which is now at risk in the event claims exceed premiums.  Under the prior structure, our risk was limited to the amount of premiums contributed to the trusts.

We also have relationships with TPAs that allow Dealer-Partners to offer a Guaranteed Asset Protection (“GAP”) product to consumers whereby the TPA processes claims that are underwritten by a third party insurer.  GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer's insurance policy in the event of a total loss of the vehicle due to severe damage or theft.  We receive a fee for all GAP contracts sold by our Dealer-Partners when the vehicle is financed by us, and do not bear any risk of loss for claims.  The fee is included in the retail price of the GAP contract which is added to the Consumer Loan.  We provide Dealer-Partners with an additional advance based on the retail price of the GAP contract.  We recognize our fee from the GAP contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.  Our agreement with one of our TPAs allows us to receive profit sharing payments depending on the performance of the GAP program.  Profit sharing payments from the third party are received once a year, if eligible.

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

Customer and Geographic Concentrations

No single Dealer-Partner accounted for more than 10% of total revenues during any of the last three years.  Additionally, no single Dealer-Partner’s Loans receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2011 or 2010.  The following tables provide information regarding the five states that were responsible for the largest dollar volume of Consumer Loan assignments and the related number of active Dealer-Partners during 2011, 2010 and 2009:

	For the Year Ended December 31, 2011
(In thousands)	Consumer Loan Assignments		Active Dealer-Partners (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$135,272	10.6%	282	7.1%
New York	98,631	7.7%	228	5.7%
Texas	80,895	6.3%	313	7.8%
Ohio	73,841	5.8%	243	6.1%
Pennsylvania	66,894	5.3%	184	4.6%
All other states	819,201	64.3%	2,748	68.7%
Total	$1,274,734	100.0%	3,998	100.0%

	For the Year Ended December 31, 2010
(In thousands)	Consumer Loan Assignments		Active Dealer-Partners (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$92,694	10.4%	224	7.0%
New York	74,072	8.4%	190	5.9%
Texas	54,406	6.1%	250	7.8%
Ohio	51,271	5.8%	201	6.3%
Mississippi	45,369	5.1%	81	2.5%
All other states	569,527	64.2%	2,260	70.5%
Total	$887,339	100.0%	3,206	100.0%

	For the Year Ended December 31, 2009
(In thousands)	Consumer Loan Assignments		Active Dealer-Partners (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$63,960	10.3%	197	6.2%
New York	45,129	7.3%	178	5.6%
Texas	44,912	7.3%	250	7.9%
Ohio	36,186	5.8%	187	5.9%
Alabama	32,933	5.3%	126	4.0%
All other states	396,256	64.0%	2,230	70.4%
Total	$619,376	100.0%	3,168	100.0%

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

Geographic Financial Information

For the three years ended December 31, 2011, 2010 and 2009, revenues from continuing operations were primarily derived from operations in the United States and long-lived assets were primarily located in the United States.  For additional geographic financial information, see Note 15 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  Among other things, the Dodd-Frank Act establishes as an independent bureau within the Federal Reserve, the Bureau of Consumer Financial Protection  (commonly referred to as the CFPB), which has been given the authority to promulgate consumer protection regulations applicable to entities offering consumer financial services or products, including non-bank commercial companies in the business of extending credit and servicing consumer loans.  The designated “transfer” date, upon which many of the CFPB’s authorities became effective, was July 21, 2011; other CFPB authorities became effective upon the appointment of a permanent director on January 4, 2012.  The CFPB is authorized generally to ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive.  The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other Federal consumer financial laws, as well as broad supervisory, examination, and enforcement authority over providers of consumer financial products and services.  State officials are also generally authorized to enforce consumer protection rules issued by the CFPB and other requirements of the Dodd-Frank Act.  Additionally, the CFPB is specifically authorized, among other things, to take actions to prevent covered persons and service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures regarding the features of any consumer financial product or service, and may restrict the use of pre-dispute mandatory arbitration clauses in contracts between covered persons and consumers for a consumer financial product or service.

The Dodd-Frank Act contains numerous other provisions affecting financial industry participants of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways.  The Dodd-Frank Act and regulations promulgated thereunder, including by the CFPB, are likely to affect our cost of doing business, may limit or expand our permissible activities, may affect the competitive balance within our industry and market areas and could have a material adverse effect on us.  Our management continues to assess the Dodd-Frank Act’s probable impact on our business, financial condition and results of operations, and to monitor developments involving the entities charged with promulgating regulations thereunder.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on us in particular, is uncertain at this time.  For example, on January 5, 2012, the CFPB announced the launch of its non-bank supervision program under Title X of the Dodd-Frank Act.  The CFPB’s supervision of non-banks – companies that offer or provide consumer financial products or services but do not have a bank, thrift, or credit union charter, such as our business – will roll out in phases.  The nature and extent of future legislative and regulatory changes affecting financial institutions and non-bank commercial companies, including as a result of the Dodd-Frank Act and the non-bank supervision program under Title X, is very unpredictable at this time, and any changes could have a material adverse effect on us.  Additional legislative or regulatory action that may impact our business may result from the multiple studies mandated under the Dodd-Frank Act.  We are unable to predict the nature, extent, or impact of any such studies, which may occur in the future.

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

Servicing.  The servicing function includes team members that are responsible for servicing the Consumer Loans.  The majority of these team members are responsible for collection activities on delinquent Consumer Loans.

Support.  The support function includes team members that are responsible for finance, information technology, policy & compliance, business information services, analytics, corporate legal, training & development, and human resources activities.

As of December 31, 2011, we had 1,037 full and part-time team members.  Our team members have no union affiliations and we believe our relationship with our team members is in good standing.  The table below presents team members by operating function:

	Number of Team Members
	As of December 31,
Operating Function	2011	2010
Originations	306	245
Servicing	491	411
Support	240	206
Total	1,037	862

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

Substantially all of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories or higher debt-to-income ratios than are permitted by traditional lenders.  Consumer Loans made to these individuals generally entail a higher risk of delinquency, default and repossession and higher losses than loans made to consumers with better credit.  Since most of our revenue and cash flows from operations are generated from these Consumer Loans, our ability to accurately forecast Consumer Loan performance is critical to our business and financial results.  At the time of assignment, we forecast future expected cash flows from the Consumer Loan.  Based on these forecasts, which include estimates for wholesale vehicle prices in the event of vehicle repossession and sale, we make an advance or one-time purchase payment to the related Dealer-Partner at a level designed to achieve an acceptable return on capital.  We continue to forecast the expected collection rate of each Consumer Loan subsequent to assignment.  These forecasts also serve as a critical assumption in our accounting for recognizing finance charge income and determining our allowance for credit losses.  Please see the Critical Accounting Estimates – Finance Charge Revenue & Allowance for Credit Losses section in Item 7 of this Form 10-K, which is incorporated herein by reference.  If Consumer Loan performance equals or exceeds original expectations, it is likely our target return on capital will be achieved.  However, actual cash flows from any individual Consumer Loan are often different than cash flows estimated at the time of assignment.  There can be no assurance that our forecasts will be accurate or that Consumer Loan performance will be as expected.  Recent economic conditions have made forecasts regarding the performance of Consumer Loans more difficult.  In the event that our forecasts are not accurate, our financial position, liquidity and results of operations could be materially adversely affected.

We may be unable to execute our business strategy due to current economic conditions.

Our financial position, liquidity and results of operations depend on management’s ability to execute our business strategy.  Key factors involved in the execution of our business strategy include achieving our desired Consumer Loan assignment volume, continued and successful use of CAPS and pricing strategy, the use of effective credit risk management techniques and servicing strategies, continued investment in technology to support operating efficiency and continued access to funding and liquidity sources.  Although our pricing strategy is intended to maximize the amount of economic profit we generate, within the confines of capital and infrastructure constraints, there can be no assurance that this strategy will have its intended effect.  Please see the Consumer Loan Volume section in Item 7 of this Form 10-K, which is incorporated herein by reference.  Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity and results of operations.

We may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow our business.

We use debt financing to fund new Loans and pay Dealer Holdback.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) revolving secured warehouse (“Warehouse”) facilities; (3) asset-backed secured financings (“Term ABS”); and (4) 9.125% First Priority Senior Secured Notes due 2017 (“Senior Notes”).  We cannot guarantee that the revolving secured line of credit or the Warehouse facilities will continue to be available beyond their current maturity dates, on acceptable terms, or at all, or that we will be able to obtain additional financing on acceptable terms or at all.  The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, our financial position, our results of operations, and the capacity for additional borrowing under our existing financing arrangements.  If our various financing alternatives were to become limited or unavailable, we may be unable to maintain or grow Consumer Loan volume at the level that we anticipate and our operations could be materially adversely affected.

The terms of our debt limit how we conduct our business.

The agreements that govern our debt contain covenants that restrict our ability to, among other things:
•	incur and guarantee debt;
•	pay dividends or make other distributions on or redeem or repurchase our stock;
•	make investments or acquisitions;
•	create liens on our assets;
•	sell assets;
•	merge with or into other companies; and
•	enter into transactions with stockholders and other affiliates.

Some of our debt agreements also impose requirements that we maintain specified financial measures not in excess of, or not below, specified levels.  In particular, our revolving credit facility requires, among other things, that we maintain (i) as of the end of each fiscal quarter, a ratio of consolidated funded debt to consolidated tangible net worth at or below a specified maximum; (ii) as of the end of each fiscal quarter calculated for the two fiscal quarters then ending, consolidated net income of not less than a specified minimum; and (iii) as of the end of each fiscal quarter, a ratio of consolidated income available for fixed charges for the period of four consecutive fiscal quarters most recently ended to consolidated fixed charges for that period of not less than a specified minimum.  These covenants limit the manner in which we can conduct our business and could prevent us from engaging in favorable business activities or financing future operations and capital needs and impair our ability to successfully execute our strategy and operate our business.

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

Under our Term ABS facilities and our Warehouse facilities, (1) we have various obligations and covenants as servicer and custodian of the Consumer Loans contributed thereto and in our individual capacity and (2) the special purpose subsidiaries to which we contribute Consumer Loans have various obligations and covenants.  A violation of any of these obligations or covenants by us or the special purpose subsidiaries, respectively, may result in our being unable to obtain additional funding under our Warehouse facilities, the termination of our servicing rights and the loss of servicing fees, and may result in amounts outstanding under our Term ABS financings and our Warehouse facilities becoming immediately due and payable.  In addition, the violation of any financial covenant under our revolving secured line of credit facility is an event of default or termination event under the Term ABS facilities and our Warehouse facilities.  The lack of availability from any or all of these Term ABS facilities and Warehouse facilities may have a material adverse effect on our financial position, liquidity, and results of operations.

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

Our profitability may be directly affected by the level of and fluctuations in interest rates, whether caused by changes in economic conditions or other factors, which affect our borrowing costs.  Our profitability and liquidity could be materially adversely affected during any period of higher interest rates.  We monitor the interest rate environment and employ strategies designed to mitigate the impact of increases in interest rates.  We can provide no assurance, however, that our strategies will mitigate the impact of increases in interest rates.

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

Although the terms of our debt instruments contain restrictions on our ability to incur additional debt, we are able to incur a substantial amount of additional debt within these restrictions.  In addition, our debt instruments do not prevent us from incurring liabilities that do not constitute indebtedness as defined for purposes of those debt instruments.  If new debt or other liabilities are added to our current debt levels, the risks associated with our having substantial debt could intensify.

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

We are subject to general economic conditions which are beyond our control. Concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market and geopolitical issues contribute to increased volatility and diminished expectations for the economy and financial markets going forward.  During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase on our Consumer Loans and Consumer Loan prepayments may decline.  These periods are also typically accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of a loss in the event of default.  Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales.  Additionally, higher gasoline prices, declining stock market values, unstable real estate values, resets of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values of automobiles.  Because our business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions and losses on these Consumer Loans could be higher than that of those experienced in the general automobile finance industry, and could be more dramatically affected by a general economic downturn.

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

We are subject to income tax in many of the various jurisdictions in which we operate.  Increases in statutory income tax rates and other adverse changes in applicable law in these jurisdictions could have an adverse effect on our results of operations.  In the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain.  At any one time, multiple tax years are subject to audit by various taxing jurisdictions. We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions.  Please see the Critical Accounting Estimates – Uncertain Tax Positions section in Item 7 of this Form 10-K, which is incorporated herein by reference.  We adjust these liabilities as a result of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.  Such payments could have a material adverse effect on our results of operations and cash flows from operations.

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

Our senior management average over 12 years of experience with us.  Our success is dependent upon the management and the leadership skills of this team.  In addition, competition from other companies to hire our team members possessing the necessary skills and experience required could contribute to an increase in team member turnover.  The loss of any of these individuals or an inability to attract and retain additional qualified team members could adversely affect us.  There can be no assurance that we will be able to retain our existing senior management or attract additional qualified team members.

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

We are partnered with Dealer-Partners throughout the United States.  During the year ended December 31, 2011, our five largest states (measured by advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program) contained 31.3% of our Dealer-Partners. While we believe we have a diverse geographic presence, for the near term, we expect that significant amounts of Consumer Loan assignments will continue to be generated by Dealer-Partners in these five states due to the number of Dealer-Partners in these states and currently prevailing economic, demographic, regulatory, competitive and other conditions in these states. Changes to conditions in these states could lead to an increase in Dealer-Partner attrition or a reduction in demand for our service that could materially adversely affect our financial position, liquidity and results of operations.

Failure to properly safeguard confidential consumer information could subject us to liability, decrease our profitability and damage our reputation.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and personally identifiable information of our customers and employees, on our computer networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy.

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

Our Chairman and founder controls a significant percentage of our common stock, has the ability to significantly influence matters requiring shareholder approval and has interests which may conflict with the interests of our other security holders.

Our Chairman and founder owns a large enough stake of the Company to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements.  His interests may conflict with the interests of our other security holders.

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

We lease approximately 14,000 square feet of office space in Southfield, Michigan and approximately 20,000 square feet of office space in Henderson, Nevada.  The leases for the Southfield, Michigan space expire in April 2013 and August 2013.  The lease for the Henderson, Nevada space expires in November 2014.

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

For a description of significant litigation to which we are a party, see Note 16 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price

During the year ended December 31, 2011 our common stock was traded on The Nasdaq Global Market® (“Nasdaq”) under the symbol “CACC”.  The following table sets forth the high and low sale prices as reported by the Nasdaq for the common stock for the relevant periods during 2011 and 2010.

	2011		2010
Quarters Ended	High	Low	High	Low
March 31	$72.55	$53.04	$53.97	$38.57
June 30	84.50	71.00	49.65	41.24
September 30	86.87	56.55	63.45	47.18
December 31	93.10	60.09	63.58	54.12

As of February 17, 2012, we had 132 shareholders of record and approximately 3,200 beneficial holders of our common stock based upon securities position listings furnished to us.

Dividends

We have not paid any cash dividends during the periods presented.  Our debt agreements contain financial covenants which may indirectly limit the payment of dividends on common stock.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the period beginning January 1, 2007 and ending on December 31, 2011 with the cumulative total return on the Nasdaq Market Index and a peer group index based upon approximately 100 companies included in the Dow Jones – US General Financial Index.  The comparison assumes that $100 was invested on January 1, 2007 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

Stock Repurchases

On August 5, 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  As of December 31, 2011, we had authorization to repurchase up to $24.9 million of our common stock.

The following table summarizes our stock repurchases for the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Used to Purchase Shares Under the Plans or Programs
October 1 through October 31, 2011	-	$-	-	$29,113,295
November 1 through November 30, 2011	55,133	76.25	55,133	24,909,622
December 1 through December 31, 2011	-	-	-	24,909,622
	55,133	$76.25	55,133

ITEM 6.	SELECTED FINANCIAL DATA

The selected income statement and balance sheet data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements as of and for the years ended December 31, 2011, 2010 and 2009, and notes thereto and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K, which is incorporated herein by reference.

(In thousands, except per share data)	Years Ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data:
Revenue	$525,192	$442,135	$380,664	$312,186	$239,927
Costs and expenses:
Salaries and wages	63,038	61,327	66,893	68,993	55,396
General and administrative	25,625	26,432	30,391	27,536	27,202
Sales and marketing	23,520	19,661	14,808	16,776	17,493
Provision for credit losses	28,956	10,037	(12,164)	46,029	19,947
Interest	57,236	47,752	32,399	43,189	36,669
Provision for claims	30,399	23,429	19,299	2,651	39
Total costs and expenses	228,774	188,638	151,626	205,174	156,746
Income from continuing operations before provision for income taxes	296,418	253,497	229,038	107,012	83,181
Provision for income taxes	108,374	83,390	82,992	39,944	29,567
Income from continuing operations	188,044	170,107	146,046	67,068	53,614
(Loss) gain from discontinued United Kingdom operations	-	(30)	209	109	1,302
Net income	$188,044	$170,077	$146,255	$67,177	$54,916

Net income per share:
Basic	$7.15	$5.79	$4.78	$2.22	$1.83
Diluted	$7.07	$5.67	$4.62	$2.16	$1.76
Income from continuing operations per share:
Basic	$7.15	$5.79	$4.77	$2.22	$1.78
Diluted	$7.07	$5.67	$4.61	$2.16	$1.72
(Loss) gain from discontinued United Kingdom operations per share:
Basic	$-	$-	$0.01	$-	$0.04
Diluted	$-	$-	$0.01	$-	$0.04
Weighted average shares outstanding:
Basic	26,302	29,393	30,590	30,250	30,053
Diluted	26,601	29,985	31,669	31,105	31,154

Balance Sheet Data:
Loans receivable, net	$1,598,573	$1,218,013	$1,050,013	$1,017,917	$810,553
All other assets	160,025	125,502	126,223	121,437	131,629
Total assets	$1,758,598	$1,343,515	$1,176,236	$1,139,354	$942,182

Total debt	$997,847	$685,667	$506,979	$641,714	$532,130
Other liabilities	220,800	183,374	171,047	159,889	144,602
Total liabilities	1,218,647	869,041	678,026	801,603	676,732
Shareholders' equity (A)	539,951	474,474	498,210	337,751	265,450
Total liabilities and shareholders' equity	$1,758,598	$1,343,515	$1,176,236	$1,139,354	$942,182

(A)	No dividends were paid during the periods presented.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2011, consolidated net income was $188.0 million, or $7.07 per diluted share, compared to $170.1 million, or $5.67 per diluted share, for the same period in 2010 and $146.3 million, or $4.62 per diluted share, for the same period in 2009.  The growth in 2011 consolidated net income was primarily due to an increase in the size of our Loan portfolio.  The growth in 2010 consolidated net income was primarily due to (1) an increase in the size of our Loan portfolio and (2) an improvement in the performance of our Loan portfolio.

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio is 1.8:1 as of December 31, 2011.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) Senior Notes.

Consumer Loan Performance

At the time a Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan.  Based on the amount and timing of these forecasts and expected expense levels, an advance or one-time purchase payment is made to the related Dealer-Partner at a price designed to achieve an acceptable return on capital.  If Consumer Loan performance equals or exceeds our original expectation, it is likely our target return on capital will be achieved.

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2011, with the forecasts as of December 31, 2010, as of December 31, 2009, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	December 31, 2011	December 31, 2010	December 31, 2009	Initial Forecast	December 31, 2010	December 31, 2009	Initial Forecast
2002	70.5%	70.5%	70.4%	67.9%	0.0%	0.1%	2.6%
2003	73.7%	73.7%	73.7%	72.0%	0.0%	0.0%	1.7%
2004	73.0%	73.0%	73.1%	73.0%	0.0%	-0.1%	0.0%
2005	73.6%	73.7%	73.7%	74.0%	-0.1%	-0.1%	-0.4%
2006	70.0%	70.2%	70.3%	71.4%	-0.2%	-0.3%	-1.4%
2007	68.1%	67.9%	68.3%	70.7%	0.2%	-0.2%	-2.6%
2008	70.0%	69.9%	70.0%	69.7%	0.1%	0.0%	0.3%
2009	79.4%	78.5%	75.6%	71.9%	0.9%	3.8%	7.5%
2010	76.8%	75.8%	-	73.6%	1.0%	-	3.2%
2011	73.2%	-	-	72.5%	-	-	0.7%

Consumer Loans assigned in 2002, 2003, 2009 and 2010 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates.  For all other assignment years presented, actual results have been very close to our initial estimates.  For the year ended December 31, 2011, forecasted collection rates improved for Consumer Loans assigned during 2007, 2009, 2010, and 2011 and declined for Consumer Loans assigned during 2006.  The forecasted collection rates were generally consistent with expectations at the start of the period for all other assignment years presented.

Forecasting collection rates precisely at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we currently forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2011.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of December 31, 2011
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2002	70.5%	42.2%	28.3%	99.6%
2003	73.7%	43.4%	30.3%	99.5%
2004	73.0%	44.0%	29.0%	99.4%
2005	73.6%	46.9%	26.7%	99.2%
2006	70.0%	46.6%	23.4%	98.3%
2007	68.1%	46.5%	21.6%	96.6%
2008	70.0%	44.6%	25.4%	92.0%
2009	79.4%	43.9%	35.5%	82.6%
2010	76.8%	44.7%	32.1%	53.4%
2011	73.2%	45.5%	27.7%	18.0%

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

The risk of a material change in our forecasted collection rate declines as the Consumer Loans age.  For 2008 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 90% of the expected collections.  Conversely, the forecasted collection rates for more recent Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.

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

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of December 31, 2011 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %
Dealer Loans	2007	68.0%	45.8%	22.2%
	2008	70.5%	43.3%	27.2%
	2009	79.5%	43.5%	36.0%
	2010	76.8%	44.4%	32.4%
	2011	73.1%	45.1%	28.0%

Purchased Loans	2007	68.3%	49.1%	19.2%
	2008	69.1%	46.7%	22.4%
	2009	79.3%	45.4%	33.9%
	2010	76.8%	46.7%	30.1%
	2011	74.0%	49.3%	24.7%

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

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last 12 quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2009	-13.0%	-28.9%
June 30, 2009	-16.2%	-33.5%
September 30, 2009	-5.7%	-13.0%
December 31, 2009	7.6%	5.9%
March 31, 2010	11.2%	21.6%
June 30, 2010	22.7%	42.2%
September 30, 2010	26.9%	51.5%
December 31, 2010	37.7%	66.9%
March 31, 2011	36.7%	59.3%
June 30, 2011	28.7%	41.3%
September 30, 2011	28.6%	40.5%
December 31, 2011	25.3%	32.1%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

Consumer Loan assignment volumes depend on a number of factors including (1) the overall demand for our product, (2) the amount of capital available to fund new Loans, and (3) our assessment of the volume that our infrastructure can support.  Our pricing strategy is intended to maximize the amount of economic profit we generate, within the confines of capital and infrastructure constraints.  Unit and dollar volumes were positively impacted by an increase in active Dealer-Partners and advance rate increases made during the first and fourth quarters of 2010 and the second and third quarters of 2011.  Dollar volumes were also positively impacted by an increase in the size of the average Consumer Loan assignment.  While the advance rate increases reduced the return on capital we expect to earn on new assignments, we believe it is very likely the advance increases had a positive impact on economic profit.  Unit volume for the one month ended January 31, 2012 increased by 19.5% as compared to the same period in 2011.

The following table summarizes the changes in Consumer Loan unit volume and active Dealer-Partners:

	For the Years Ended December 31,			% Change
	2011	2010	2009	2011 to 2010	2010 to 2009
Consumer Loan unit volume	178,074	136,813	111,029	30.2%	23.2%
Active Dealer-Partners (1)	3,998	3,206	3,168	24.7%	1.2%
Average volume per active Dealer-Partner	44.5	42.7	35.0	4.2%	22.0%

(1)	Active Dealer-Partners are Dealer-Partners who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealer-Partners:

	For the Years Ended December 31,			For the Years Ended December 31,
	2011	2010	% Change	2010	2009	% Change

Consumer Loan unit volume from Dealer-Partners active both periods	154,447	128,635	20.1%	118,586	97,919	21.1%
Dealer-Partners active both periods	2,548	2,548	-	2,218	2,218	-
Average volume per Dealer-Partners active both periods	60.6	50.5	20.1%	53.5	44.1	21.1%

Consumer Loan unit volume from new Dealer-Partners	22,419	17,023	31.7%	17,023	18,789	-9.4%
New active Dealer-Partners (1)	1,403	926	51.5%	926	1,055	-12.2%
Average volume per new active Dealer-Partners	16.0	18.4	-13.0%	18.4	17.8	3.4%

Attrition (2)	-6.0%	-11.8%		-11.8%	-16.7%

(1)	New active Dealer-Partners are Dealer-Partners who enrolled in our program and have received funding for their first Loan from us during the period.
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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Years Ended December 31,
	2011	2010	2009
Dealer Loan unit volume as a percentage of total unit volume	92.5%	90.9%	86.6%
Dealer Loan dollar volume as a percentage of total dollar volume (1)	90.4%	88.7%	83.3%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

For the year ended December 31, 2011, Dealer Loan unit and dollar volume as a percentage of total unit and dollar volume were generally consistent with the same periods in 2010 and 2009.

As of December 31, 2011 and 2010, the net Dealer Loans receivable balance was 85.4% and 79.5%, respectively, of the total net Loans receivable balance.

Results of Operations

The following is a discussion of our results of operations and income statement data on a consolidated basis:

(In thousands, except per share data)				% Change
	For the Years Ended December 31,			2011 to	2010 to
	2011	2010	2009	2010	2009
Revenue:
Finance charges	$460,622	$388,050	$329,437	18.7%	17.8%
Premiums earned	40,019	32,659	33,605	22.5%	-2.8%
Other income	24,551	21,426	17,622	14.6%	21.6%
Total revenue	525,192	442,135	380,664	18.8%	16.1%
Costs and expenses:
Salaries and wages	63,038	61,327	66,893	2.8%	-8.3%
General and administrative	25,625	26,432	30,391	-3.1%	-13.0%
Sales and marketing	23,520	19,661	14,808	19.6%	32.8%
Provision for credit losses	28,956	10,037	(12,164)	188.5%	182.5%
Interest	57,236	47,752	32,399	19.9%	47.4%
Provision for claims	30,399	23,429	19,299	29.7%	21.4%
Total costs and expenses	228,774	188,638	151,626	21.3%	24.4%
Income from continuing operations before provision for income taxes	296,418	253,497	229,038	16.9%	10.7%
Provision for income taxes	108,374	83,390	82,992	30.0%	0.5%
Income from continuing operations	188,044	170,107	146,046	10.5%	16.5%
(Loss) gain from discontinued United Kingdom operations	-	(30)	209	100.0%	-114.4%
Net income	$188,044	$170,077	$146,255	10.6%	16.3%

Net income per share:
Basic	$7.15	$5.79	$4.78
Diluted	$7.07	$5.67	$4.62
Income from continuing operations per share:
Basic	$7.15	$5.79	$4.77
Diluted	$7.07	$5.67	$4.61
(Loss) gain from discontinued United Kingdom operations per share:
Basic	$-	$-	$0.01
Diluted	$-	$-	$0.01
Weighted average shares outstanding:
Basic	26,302	29,393	30,590
Diluted	26,601	29,985	31,669

Continuing Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table highlights changes in income from continuing operations for the year ended December 31, 2011, as compared to 2010:

(In thousands)	Change
Income from continuing operations for the year ended December 31, 2010	$170,107
Increase in finance charges	72,572
Increase in premiums earned	7,360
Increase in other income	3,125
Increase in operating expenses (1)	(4,763)
Increase in provision for credit losses	(18,919)
Increase in interest	(9,484)
Increase in provision for claims	(6,970)
Increase in provision for income taxes	(24,984)
Income from continuing operations for the year ended December 31, 2011	$188,044

(1) Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the year ended December 31, 2011, finance charges increased $72.6 million, or 18.7%, as compared to 2010.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in thousands)	For the Years Ended December 31,
	2011	2010	Change
Average net Loans receivable balance	$1,425,060	$1,128,012	$297,048
Average yield on our Loan portfolio	32.3%	34.4%	-2.1%

The following table summarizes the impact each component had on the increase in finance charges for the year ended December 31, 2011:

(In thousands)	For the Year Ended
Impact on finance charges:	December 31, 2011
Due to an increase in the average net Loans receivable balance	$102,188
Due to a decrease in the average yield	(29,616)
Total increase in finance charges	$72,572

The increase in the average net Loans receivable balance was primarily due to growth in new Loan volume throughout 2010 and 2011, which was primarily a result of increases in active Dealer-Partners, the size of the average consumer loan assignment and advance rates.  The average yield on our Loan portfolio for the year ended December 31, 2011 decreased as compared to the same period in 2010 due to lower yields on new Loans, partially offset by improvements in forecasted collection rates throughout 2010 and 2011.

Premiums Earned.  For the year ended December 31, 2011, premiums earned increased $7.4 million, or 22.5%, as compared to 2010.  The increase is primarily due to growth in the size of our reinsurance portfolio which resulted from growth in new Consumer Loan assignments throughout 2010 and 2011 that was partially offset by the termination of our arrangement with one of our third party insurers during the fourth quarter of 2009.

Other Income.  For the year ended December 31, 2011, other income increased $3.1 million, or 14.6%, as compared to 2010.  The increase in other income is primarily due to an increase in GAP profit sharing income and dealer enrollment fees.  The increase in GAP profit sharing income of $7.1 million was the result of an increase in the annual profit sharing payment received and recognized during the first quarter of 2011 and an acceleration in our revenue recognition for this income beginning in the second quarter of 2011.  Under our arrangement with our third party GAP provider, we receive annual profit sharing payments based on the performance of our GAP program.  Prior to the second quarter of 2011, we received and recognized GAP profit sharing payments annually in the first quarter of each year.  During the second quarter of 2011, we began recognizing this income over the life of the GAP contracts.

These increases were partially offset by $5.4 million of income recognized during 2010 related to discontinued arrangements with a third party vehicle service contract provider and a vendor that processes payments.  We have not recognized any income related to these arrangements since the second quarter of 2010.

Operating Expenses.  For the year ended December 31, 2011, operating expenses increased $4.8 million, or 4.4%, as compared to the same period in 2010.  The change in operating expenses is due to the following:

•
An increase in sales and marketing expense of $3.9 million, or 19.6%, primarily due to increased sales commissions resulting from our growth in Consumer Loan assignment volume and the expansion of our sales force.

•
An increase in salaries and wages expense of $1.7 million, or 2.8%, resulting from higher servicing expenses associated with increased staffing levels needed to manage the greater volume of Consumer Loans in our portfolio, partially offset by reduced support expenses associated with information technology activities.

•
A decrease in general and administrative expense of $0.8 million, or 3.1%, primarily due to decreased support expenses, including consulting fees related to the development of software, a refund received in the current year from the successful appeal of a property tax assessment, and legal costs.

Provision for Credit Losses.  For the year ended December 31, 2011, the provision for credit losses increased $18.9 million, or 188.5%, as compared to 2010.  Under accounting principles generally accepted in the United States of America (“GAAP”), when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer-Partner and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the year ended December 31, 2011, overall Consumer Loan performance exceeded our expectations at the start of the year.  However, the performance of certain Loan pools declined from our expectations during the year, resulting in a provision for credit losses of $28.9 million for the year ended December 31, 2011, of which $29.6 million related to Dealer Loans partially offset by a reversal of provision of $0.7 million related to Purchased Loans.  During the year ended December 31, 2010, overall Consumer Loan performance exceeded our expectations at the start of the year.  However, the performance of certain Loan pools declined from our expectations during the year, resulting in a provision for credit losses of $10.0 million for the year ended December 31, 2010, of which $5.1 million related to Dealer Loans and $4.9 million related to Purchased Loans.

Interest.  For the year ended December 31, 2011, interest expense increased $9.5 million, or 19.9%, as compared to 2010.  The following table shows interest expense, the average outstanding debt balance, and the pre-tax average cost of debt for the year ended December 31, 2011:

(Dollars in thousands)	For the Years Ended December 31,
	2011	2010
Interest expense	$57,236	$47,752
Average outstanding debt balance	892,283	581,074
Pre-tax average cost of debt	6.4%	8.2%

For the year ended December 31, 2011, the increase in interest expense is primarily due to the increase in the average outstanding debt balance, partially offset by a decline in our pre-tax average cost of debt.  The average outstanding debt balance increased compared to the same period in 2010 due to the use of the debt proceeds to fund the growth in new Consumer Loan assignments and stock repurchases.  The decline in our pre-tax average cost of debt resulted from a reduction in fixed fees as a percentage of average outstanding debt and a change in the mix of our outstanding debt.

Provision for Claims.  For the year ended December 31, 2011, provision for claims increased $7.0 million, or 29.7%, as compared to 2010.  The increase was due to an increase in the size of our reinsurance portfolio and an increase in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the year ended December 31, 2011, the effective tax rate increased to 36.6%, from 32.9% compared to 2010.  The increase is primarily due to the impact of the lower effective tax rate in the prior year resulting from the reversal of certain reserves for uncertain tax positions that were resolved and settled with the Internal Revenue Service (“IRS”) and adjustments to our state tax liability.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table highlights changes in income from continuing operations for the year ended December 31, 2010, as compared to 2009:

(In thousands)	Change
Income from continuing operations for the year ended December 31, 2009	$146,046
Increase in finance charges	58,613
Decrease in premiums earned	(946)
Increase in other income	3,804
Decrease in operating expenses (1)	4,672
Increase in provision for credit losses	(22,201)
Increase in interest	(15,353)
Increase in provision for claims	(4,130)
Increase in provision for income taxes	(398)
Income from continuing operations for the year ended December 31, 2010	$170,107

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

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

Operating Expenses.  For the year ended December 31, 2010, operating expenses decreased $4.7 million, or 4.2%, as compared to the same period in 2009.  The change in operating expenses is due to the following:

•
A decrease in salaries and wages expense of $5.6 million, or 8.3%, resulting from decreased support expenses associated with information technology activities, and reduced servicing expenses related to efficiencies realized through the implementation of strategic initiatives and fewer delinquent accounts.

•
A decrease in general and administrative expense of $4.0 million, or 13.0%, primarily due to decreased support expenses, including legal costs, consulting fees related to the IRS examination, sales tax expense, and depreciation expense related to a reduction in capital expenditures.  These decreases were partially offset by increased consulting fees related to the development of software.

•
An increase in sales and marketing expense of $4.9 million, or 32.8%, primarily due to the expansion of our field sales force and increased sales commissions resulting from an increase in the commission per Consumer Loan assignment and growth in Consumer Loan assignment volume.

Provision for Credit Losses.  For the year ended December 31, 2010, the provision for credit losses increased $22.2 million, or 182.5%, as compared to 2009.  During the year ended December 31, 2010, overall Consumer Loan performance exceeded our expectations during the year.  However, the performance of certain Loan pools declined from our expectations during the year, resulting in provision for credit losses of $10.0 million for the year ended December 31, 2010, of which $5.1 million related to Dealer Loans and $4.9 million related to Purchased Loans.  During the year ended December 31, 2009, overall Consumer Loan performance exceeded our expectations at the start of the year.  Consistent with the overall performance of the portfolio, the performance of impaired Loan pools exceeded our expectations during the year, resulting in a reversal of provision for credit losses of $12.2 million for the year ended December 31, 2009, of which $4.0 million related to Dealer Loans and $8.2 related to Purchased Loans.

Interest.  For the year ended December 31, 2010, interest expense increased $15.4 million, or 47.4%, as compared to 2009.  The following table shows interest expense, the average outstanding debt balance, and the pre-tax average cost of debt for the year ended December 31, 2010:

(Dollars in thousands)	For the Years Ended December 31,
	2010	2009
Interest expense	$47,752	$32,399
Average outstanding debt balance	581,074	575,482
Pre-tax average cost of debt	8.2%	5.6%

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

Provision for Income Taxes.  For the year ended December 31, 2010, the effective tax rate decreased to 32.9%, from 36.2% compared to 2009.  The decrease was primarily due to the reversal of certain reserves for uncertain tax positions that were resolved and settled with the IRS examination during 2010 and adjustments to our state tax liability.

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

Key Factors:
Variances in the amount and timing of future collections and Dealer Holdback payments from current estimates could materially impact earnings in future periods.  A 1% decline in the forecasted future net cash flows on Loans as of December 31, 2011 would have reduced 2011 net income by approximately $6.1 million.

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

Key Factors:
Variances in the pattern of future claims from our current estimates would impact the timing of premiums recognized in future periods.  A 10% change in premiums earned for the year ended December 31, 2011 would have affected 2011 net income by approximately $2.5 million.

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

Assumptions and Approaches Used:
In recognizing restricted stock-based compensation expense, we make assumptions regarding the expected forfeiture rates of the restricted stock awards.  We also make assumptions regarding the expected vesting dates of performance-based restricted stock awards.

The fair value of restricted stock awards are estimated as if they were vested and issued on the grant date and are recognized over the expected vesting period of the restricted stock award.  For additional information, see Notes 2 and 13 to the consolidated financial statements contained in Item 8 of this Form 10-K, which are incorporated herein by reference.

Key Factors:
Changes in the expected vesting dates of performance-based restricted stock awards and expected forfeiture rates would impact the amount and timing of stock-based compensation expense recognized in future periods.  A 10% change in stock-based compensation expense for the year ended December 31, 2011 would have affected 2011 net income by approximately $0.1 million.

Litigation and Contingent Liabilities
Balance Sheet Caption:	Accounts payable and accrued liabilities

Income Statement Caption:	General and administrative expense

Nature of Estimates Required:	Estimating the likelihood of adverse legal judgments and any resulting damages owed.
Assumptions and Approaches Used:
With assistance from our legal counsel, we determine if the likelihood of an adverse judgment for various claims and litigation is remote, reasonably possible, or probable.  To the extent we believe an adverse judgment is probable and the amount of the judgment is estimable, we recognize a liability.  For information regarding the potential various claims against us, see Note 16 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) Senior Notes.  There are various restrictive debt covenants for each financing arrangement and we are in compliance with those covenants as of December 31, 2011.  For information regarding these financings and the covenants included in the related documents, see Note 7 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

During the second quarter of 2011, we extended the maturity of our revolving secured line of credit facility from June 22, 2012 to June 22, 2014.  Additionally, the amount of the facility was increased from $170.0 million to $205.0 million.  The financial covenant that required us to maintain a minimum ratio of assets to debt and the floor on the LIBOR rate were eliminated.

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

During the fourth quarter of 2011, we completed a $200.5 million Term ABS financing which was used to repay outstanding indebtedness.  The financing has an expected annualized cost of approximately 3.5% (including the initial purchaser’s fees and other costs) and it will revolve for 24 months after which it will amortize based upon the cash flows on the contributed loans.

Cash and cash equivalents increased to $4.7 million as of December 31, 2011 from $3.8 million as of December 31, 2010.  Our total balance sheet indebtedness increased to $997.8 million as of December 31, 2011 from $685.7 million as of December 31, 2010 primarily due to the growth in new Consumer Loan assignments and the completion of a tender offer to purchase $125.0 million of our common stock using the proceeds from the issuance of $100.0 million of Senior Notes and borrowings under our revolving secured line of credit facility.

Restricted cash and cash equivalents increased to $104.7 million as of December 31, 2011 from $66.5 million as of December 31, 2010.  The following table summarizes restricted cash and cash equivalents:

(In thousands)	As of December 31,
	2011	2010
Cash related to secured financings	$62,536	$35,160
Cash held in trusts for future vehicle service contract claims (1)	42,143	31,376
Total restricted cash and cash equivalents	$104,679	$66,536

(1)
The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.  As of December 31, 2011, the outstanding cash balance includes $42,026 related to VSC Re and $117 related to a discontinued profit sharing arrangement.  As of December 31, 2010, the outstanding cash balance includes $31,246 related to VSC Re and $130 related to a discontinued profit sharing arrangement.

As of December 31, 2011 and 2010, restricted securities available for sale were $0.8 million for both years.  Restricted securities available for sale consist of amounts held in accordance with vehicle service contract trust agreements.

Contractual Obligations

A summary of the total future contractual obligations requiring repayments as of December 31, 2011 is as follows:

(In thousands)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt, including current maturities (1)	$997,469	$51,614	$539,878	$55,977	$350,000	$-
Operating lease obligations	1,612	678	918	16	-	-
Purchase obligations (2)	272	272	-	-	-	-
Other future obligations (3)	9,995	-	-	-	-	9,995
Total contractual obligations (4)	$1,009,348	$52,564	$540,796	$55,993	$350,000	$9,995

(1)
Long-term debt obligations included in the above table consist solely of principal repayments.  The amounts are presented on a gross basis to exclude the net unamortized debt premium of $0.4 million.  We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 7 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.  Based on the actual amounts outstanding under our revolving secured line of credit, our Warehouse facilities, and our Senior Notes as of December 31, 2011, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of December 31, 2011, interest is expected to be approximately $49.1 million during 2012; $47.0 million during 2013; and $119.6 million during 2014 and thereafter.

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

As of December 31, 2011, we had $43.9 million of floating rate debt outstanding on our revolving secured line of credit, without interest rate protection.  For every 1.0% increase in rates on our revolving secured line of credit, annual after-tax earnings would decrease by approximately $0.3 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2011, we had $163.2 million in floating rate debt outstanding under Warehouse Facility II covered by an interest rate cap with a cap rate of 6.75% on the underlying benchmark rate.  Based on the difference between the underlying benchmark rate on Warehouse Facility II as of December 31, 2011 and the interest rate cap rate, the interest rate on Warehouse Facility II could increase by a maximum of 6.51%.  This maximum interest rate increase would reduce annual after-tax earnings by approximately $6.7 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2011, we had $37.5 million in floating rate debt outstanding under Warehouse Facility III covered by an interest rate cap with a cap rate of 6.75% on the underlying benchmark rate.  Based on the difference between the underlying benchmark rate on Warehouse Facility III as of December 31, 2011 and the interest rate cap rate, the interest rate on Warehouse Facility III could increase by a maximum of 6.46%.  This maximum interest rate increase would reduce annual after-tax earnings by approximately $1.5 million, assuming we maintain a level amount of floating rate debt.  Additionally, we had $32.5 million of floating rate debt outstanding on Warehouse Facility III, without interest rate protection. Assuming we maintain a level amount of unprotected floating rate debt on Warehouse Facility III, our annual after-tax earnings would decrease by $0.2 million for a 1.0% increase in the interest rate.

As of December 31, 2011, we had $37.5 million in floating rate debt outstanding under Warehouse Facility IV covered by an interest rate cap with a cap rate of 5.50% on the underlying benchmark rate.  Based on the difference between the underlying benchmark rate on Warehouse Facility IV as of December 31, 2011 and the interest rate cap rate, the interest rate on Warehouse Facility IV could increase by a maximum of 5.20%.  This maximum interest rate increase would reduce annual after-tax earnings by approximately $1.2 million, assuming we maintain a level amount of floating rate debt.

New Accounting Updates

See Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference, for information concerning the following new accounting updates and the impact of the implementation of these updates on our financial statements:

•	Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
•	Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
•	Presentation of Comprehensive Income

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

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Credit Acceptance Corporation

We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Acceptance Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Credit Acceptance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 24, 2012

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	As of December 31,
	2011	2010
ASSETS:
Cash and cash equivalents	$4,657	$3,792
Restricted cash and cash equivalents	104,679	66,536
Restricted securities available for sale	810	805

Loans receivable (including $4,949 and $9,031 from affiliates as of December 31, 2011 and December 31, 2010, respectively)	1,752,891	1,344,881
Allowance for credit losses	(154,318)	(126,868)
Loans receivable, net	1,598,573	1,218,013

Property and equipment, net	18,472	16,311
Income taxes receivable	506	12,002
Other assets	30,901	26,056
Total Assets	$1,758,598	$1,343,515

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$95,858	$75,297
Revolving secured line of credit	43,900	136,700
Secured financing	599,281	300,100
Mortgage note	4,288	4,523
Senior notes	350,378	244,344
Deferred income taxes, net	123,449	108,077
Income taxes payable	1,493	-
Total Liabilities	1,218,647	869,041

Commitments and Contingencies - See Note 16

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 80,000 shares authorized, 25,624 and 27,304 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	256	273
Paid-in capital	38,801	30,985
Retained earnings	500,888	443,326
Accumulated other comprehensive income (loss)	6	(110)
Total Shareholders' Equity	539,951	474,474
Total Liabilities and Shareholders' Equity	$1,758,598	$1,343,515

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)	For the Years Ended December 31,
	2011	2010	2009
Revenue:
Finance charges	$460,622	$388,050	$329,437
Premiums earned	40,019	32,659	33,605
Other income	24,551	21,426	17,622
Total revenue	525,192	442,135	380,664
Costs and expenses:
Salaries and wages	63,038	61,327	66,893
General and administrative	25,625	26,432	30,391
Sales and marketing	23,520	19,661	14,808
Provision for credit losses	28,956	10,037	(12,164)
Interest	57,236	47,752	32,399
Provision for claims	30,399	23,429	19,299
Total costs and expenses	228,774	188,638	151,626
Income from continuing operations before provision for income taxes	296,418	253,497	229,038
Provision for income taxes	108,374	83,390	82,992
Income from continuing operations	188,044	170,107	146,046
Discontinued operations
(Loss) gain from discontinued United Kingdom operations	-	(30)	137
Credit for income taxes	-	-	(72)
(Loss) gain from discontinued United Kingdom operations	-	(30)	209
Net income	$188,044	$170,077	$146,255

Net income per share:
Basic	$7.15	$5.79	$4.78
Diluted	$7.07	$5.67	$4.62

Income from continuing operations per share:
Basic	$7.15	$5.79	$4.77
Diluted	$7.07	$5.67	$4.61

(Loss) gain from discontinued United Kingdom operations per share:
Basic	$-	$-	$0.01
Diluted	$-	$-	$0.01

Weighted average shares outstanding:
Basic	26,302	29,393	30,590
Diluted	26,601	29,985	31,669

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	For the Years Ended December 31,
	2011	2010	2009
Net income	$188,044	$170,077	$146,255
Other comprehensive income, net of tax:
Unrealized (loss) gain on derivatives qualifying as hedges
Unrealized (loss) gain on cash flow hedge, net of tax of $6, $(192) and $372 for 2011, 2010 and 2009, respectively	(10)	331	(645)
Less: reclassification adjustment for loss on cash flow hedge included in net income, net of tax of $(71), $(275) and $(1,329) for 2011, 2010 and 2009, respectively	121	471	2,312
Unrealized gain (loss) on available for sale securities
Unrealized gain (loss) on securities, net of tax of $(1), $12 and $2 for 2011, 2010 and 2009, respectively	3	(22)	(3)
Less: reclassification adjustment for loss (gain) on sale of securities included in net income, net of tax of $(1), $(8) and $3 for 2011, 2010 and 2009, respectively	2	14	(6)
Other comprehensive income	116	794	1,658
Comprehensive income	$188,160	$170,871	$147,913

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)
	Common Stock
	Number	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2009	30,607	$306	$11,829	$328,178	$(2,562)	$337,751
Net income	-	-	-	146,255	-	146,255
Other comprehensive income	-	-	-	-	1,658	1,658
Stock-based compensation	-	-	6,805	-	-	6,805
Restricted stock awards, net of forfeitures	103	-	-	-	-	-
Repurchase of common stock	(31)	-	(541)	-	-	(541)
Stock options exercised	359	5	1,936	-	-	1,941
Tax benefits from stock-based compensation plans	-	-	4,341	-	-	4,341
Balance, December 31, 2009	31,038	311	24,370	474,433	(904)	498,210
Net income	-	-	-	170,077	-	170,077
Other comprehensive income	-	-	-	-	794	794
Stock-based compensation	-	-	4,127	-	-	4,127
Restricted stock awards, net of forfeitures	13	-	-	-	-	-
Repurchase of common stock	(4,047)	(41)	(1,022)	(201,184)	-	(202,247)
Stock options exercised	300	3	2,900	-	-	2,903
Tax benefits from stock-based compensation plans	-	-	610	-	-	610
Balance, December 31, 2010	27,304	273	30,985	443,326	(110)	474,474
Net income	-	-	-	188,044	-	188,044
Other comprehensive income	-	-	-	-	116	116
Stock-based compensation	-	-	1,881	-	-	1,881
Restricted stock awards, net of forfeitures	(1)	-	-	-	-	-
Repurchase of common stock	(1,979)	(20)	(384)	(130,482)	-	(130,886)
Stock options exercised	300	3	2,918	-	-	2,921
Tax benefits from stock-based compensation plans	-	-	3,401	-	-	3,401
Balance, December 31, 2011	25,624	$256	$38,801	$500,888	$6	$539,951

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$188,044	$170,077	$146,255
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	28,956	10,037	(12,164)
Depreciation	4,145	4,437	5,139
Amortization	5,904	6,643	4,521
Loss on retirement of property and equipment	28	65	100
Loss on impairment of software	-	1,362	-
Provision for deferred income taxes	15,309	13,863	17,740
Stock-based compensation	1,881	4,127	6,805
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	20,737	(730)	(4,029)
Decrease (increase) in income taxes receivable	11,496	(8,046)	(3,956)
Increase (decrease) in income taxes payable	1,493	-	(881)
(Increase) decrease in other assets	(2,345)	(1,137)	831
Net cash provided by operating activities	275,648	200,698	160,361
Cash Flows From Investing Activities:
(Increase) decrease in restricted cash and cash equivalents	(38,143)	15,920	(2,123)
Purchases of restricted securities available for sale	(532)	(1,063)	(1,451)
Proceeds from sale of restricted securities available for sale	76	2,111	-
Maturities of restricted securities available for sale	454	1,256	1,661
Principal collected on Loans receivable	996,927	785,947	661,246
Advances to Dealer-Partners	(1,152,537)	(786,909)	(516,093)
Purchases of Consumer Loans	(122,197)	(100,430)	(103,283)
Accelerated payments of Dealer Holdback	(47,411)	(32,629)	(17,372)
Payments of Dealer Holdback	(85,184)	(44,220)	(44,269)
Net decrease (increase) in other loans	886	207	(152)
Purchases of property and equipment	(6,334)	(3,440)	(2,925)
Net cash used in investing activities	(453,995)	(163,250)	(24,761)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	2,384,900	1,097,900	630,900
Repayments under revolving secured line of credit	(2,477,700)	(1,058,500)	(594,900)
Proceeds from secured financing	1,164,500	327,700	397,000
Repayments of secured financing	(865,319)	(432,197)	(566,578)
Principal payments under mortgage note and capital lease obligations	(235)	(559)	(1,157)
Proceeds from sale of senior notes	106,000	243,738	-
Payments of debt issuance costs	(8,370)	(15,171)	(7,581)
Repurchase of common stock	(130,886)	(202,247)	(541)
Proceeds from stock options exercised	2,921	2,903	1,941
Tax benefits from stock-based compensation plans	3,401	610	4,341
Net cash provided by (used in) financing activities	179,212	(35,823)	(136,575)
Effect of exchange rate changes on cash	-	(3)	(9)
Net increase (decrease) in cash and cash equivalents	865	1,622	(984)
Cash and cash equivalents, beginning of period	3,792	2,170	3,154
Cash and cash equivalents, end of period	$4,657	$3,792	$2,170

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$51,360	$42,548	$27,559
Cash paid during the period for income taxes	$76,458	$81,750	$67,563

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2009	82.3%	17.7%
June 30, 2009	86.0%	14.0%
September 30, 2009	89.0%	11.0%
December 31, 2009	90.8%	9.2%
March 31, 2010	90.9%	9.1%
June 30, 2010	90.5%	9.5%
September 30, 2010	90.5%	9.5%
December 31, 2010	91.8%	8.2%
March 31, 2011	92.9%	7.1%
June 30, 2011	92.1%	7.9%
September 30, 2011	92.3%	7.7%
December 31, 2011	92.6%	7.4%

Portfolio Program

As payment for the vehicle, the Dealer-Partner generally receives the following:

•	a down payment from the consumer;
•	a non-recourse cash payment (“advance”) from us; and
•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

1.	DESCRIPTION OF BUSINESS – (Continued)

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

Dealer-Partners have an opportunity to receive an accelerated Dealer Holdback payment each time 100 Consumer Loans have been assigned to us.  The amount paid to the Dealer-Partner is calculated using a formula that considers the forecasted collections and the advance balance on the related Consumer Loans.

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

Program Enrollment

Dealer-Partners may enroll in our program by choosing one of our two enrollment options (referred to as “Option A” and “Option B”).  In recent years, the terms of Option A have remained consistent while the terms of Option B have varied.  The following table summarizes the terms of our enrollment options for the three year period ending December 31, 2011:

Effective Period	Option A	Option B
Since June 1, 2011	Upfront, one-time fee of $9,850	Agreement to allow us to retain 50% of their first accelerated Dealer Holdback payment
From September 1, 2009 to May 31, 2011	Upfront, one-time fee of $9,850	Upfront, one-time fee of $1,950 and agreement to allow us to retain 50% of their first accelerated Dealer Holdback payment
Prior to September 1, 2009	Upfront, one-time fee of $9,850	Agreement to allow us to retain 50% of their first accelerated Dealer Holdback payment

For all Dealer-Partners enrolling in our program, access to the Purchase Program is typically only granted after the first accelerated Dealer Holdback payment has been received under the Portfolio Program.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated.  Our primary subsidiaries as of December 31, 2011 are:  Buyer’s Vehicle Protection Plan, Inc. (“BVPP”), Vehicle Remarketing Services, Inc. (“VRS”), VSC Re Company (“VSC Re”), CAC Warehouse Funding Corp. II, CAC Warehouse Funding III, LLC, CAC Warehouse Funding LLC IV, Credit Acceptance Funding LLC 2009-1, Credit Acceptance Funding LLC 2010-1 and Credit Acceptance Funding LLC 2011-1.

Business Segment Information

We currently operate in one reportable segment which represents our core business of offering auto loans, and related products and services to consumers through our network of Dealer-Partners.  For information regarding our reportable segment and related entity wide disclosures, see Note 15 to the consolidated financial statements.

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.  At December 31, 2011 and 2010, we had $4.1 million and $3.5 million, respectively, in cash and cash equivalents that was not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents increased to $104.7 million as of December 31, 2011 from $66.5 million as of December 31, 2010.  The following table summarizes restricted cash and cash equivalents:

(In thousands)	As of December 31,
	2011	2010
Cash related to secured financings	$62,536	$35,160
Cash held in trusts for future vehicle service contract claims (1)	42,143	31,376
Total restricted cash and cash equivalents	$104,679	$66,536

(1)
The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.  As of December 31, 2011, the outstanding cash balance includes $42,026 related to VSC Re and $117 related to a discontinued profit sharing arrangement.  As of December 31, 2010, the outstanding cash balance includes $31,246 related to VSC Re and $130 related to a discontinued profit sharing arrangement.

At December 31, 2011 and 2010, we had $97.5 million and $63.0 million, respectively, in restricted cash and cash equivalents that was not insured by the FDIC.

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

Restricted securities available for sale consisted of the following:

(In thousands)	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government and agency securities	$-	$-	$-	$-
Corporate bonds	804	13	(7)	810
Total restricted securities available for sale	$804	$13	$(7)	$810

(In thousands)	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government and agency securities	$298	$3	$-	$301
Corporate bonds	504	5	(5)	504
Total restricted securities available for sale	$802	$8	$(5)	$805

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	As of December 31,
	2011		2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Contractual Maturity
Within one year	$45	$44	$499	$496
Over one year to five years	759	766	303	309
Total restricted securities available for sale	$804	$810	$802	$805

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

We provide Dealer-Partners the ability to offer vehicle service contracts to consumers.  A vehicle service contract provides the consumer protection by paying for the repair or replacement of certain components of the vehicle in the event of a mechanical failure.  We have relationships with third party administrators (“TPAs”) whereby the TPAs process claims on vehicle service contracts that are underwritten by third party insurers.  We receive a fee for all vehicle service contracts sold by our Dealer-Partners when the vehicle is financed by us.  The fee is included in the retail price of the vehicle service contract which is added to the Consumer Loan.  We provide Dealer-Partners with an additional advance based on the retail price of the vehicle service contract.  We recognize our fee from the vehicle service contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.  We bear the risk of loss for claims on certain vehicle service contracts that are reinsured by us.  Effective January 1, 2010, the fee we receive increased due to a change in our relationship with the TPAs.  Prior to 2010, we relied on the TPAs to market their vehicle service contracts to our Dealer-Partners.  Effective January 1, 2010, we now market the vehicle service contracts directly to our Dealer-Partners.

We also have relationships with TPAs that allow Dealer-Partners to offer a Guaranteed Asset Protection (“GAP”) product to consumers whereby the TPA processes claims that are underwritten by a third party insurer.  GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer’s insurance policy in the event of a total loss of the vehicle due to severe damage or theft.  We receive a fee for all GAP contracts sold by our Dealer-Partners when the vehicle is financed by us, and do not bear any risk of loss for claims.  The fee is included in the retail price of the GAP contract which is added to the Consumer Loan.  We provide Dealer-Partners with an additional advance based on the retail price of the GAP contract.  We recognize our fee from the GAP contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.

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

Reinsurance

VSC Re, our wholly-owned subsidiary, is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealer-Partners on vehicles financed by us.  VSC Re currently reinsures vehicle service contracts that are underwritten by one of our third party insurers.  Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less fees and certain administrative costs, are contributed to trust accounts controlled by VSC Re.  These premiums are used to fund claims covered under the vehicle service contracts.  VSC Re is a bankruptcy remote entity.  As such, our exposure to fund claims is limited to the trust assets controlled by VSC Re and our net investment in VSC Re.

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

(In thousands)	For the Years Ended December 31,
	2011	2010	2009
Net assumed written premiums	$47,595	$34,461	$29,100
Net premiums earned	40,019	32,659	33,597
Provision for claims	30,399	23,429	19,300
Amortization of capitalized acquisition costs	1,047	763	737

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In thousands)		As of December 31,
	Balance Sheet location	2011	2010
Trust assets	Restricted cash and cash equivalents	$42,026	$31,246
Unearned premium	Accounts payable and accrued liabilities	32,335	24,757
Claims reserve (1)	Accounts payable and accrued liabilities	1,297	1,029

(1) The claims reserve is estimated based on historical claims experience.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Other Income

Other income consists of the following:

(In thousands)	For the Years Ended December 31,
	2011	2010	2009
Ancillary product profit sharing income	$7,817	$4,083	$228
Dealer support products and services	7,307	7,184	7,011
Marketing income	4,174	5,798	6,276
Dealer enrollment fees	3,437	2,743	1,943
Other	1,816	1,618	2,164
Total	$24,551	$21,426	$17,622

Ancillary product profit sharing income consists of payments received from TPAs based upon the performance of GAP and vehicle service contract products.  Prior to the second quarter of 2011, we received and recognized GAP profit sharing payments annually in the first quarter of each year as the payments were not estimable.  During the second quarter of 2011, we began recognizing this income over the life of the GAP contracts.  The formation of VSC Re eliminated the profit sharing arrangements related to vehicle service contracts, except for vehicle service contracts written prior to 2008 through one of the TPAs.  Vehicle service contract profit sharing payments are received periodically, if eligible. Vehicle service contract profit sharing payments are not estimable and therefore, revenue related to these payments is recognized in the period the payments are received.

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

Dealer enrollment fees include fees from Dealer-Partners that enroll in our programs.  Depending on the enrollment option selected by the Dealer-Partner and the date of enrollment, Dealer-Partners may have enrolled by paying us an upfront, one-time fee, agreeing to allow us to retain 50% of their first accelerated Dealer Holdback payment, or both.  For additional information regarding program enrollment, see Note 1 to the consolidated financial statements.  A portion of the $9,850 upfront, one-time fee and all of the $1,950 upfront, one-time fee are considered to be dealer support products and services revenue.  The remaining portion of the $9,850 fee is considered to be a dealer enrollment fee, which is amortized on a straight-line basis over the estimated life of the Dealer-Partner relationship.  The 50% portion of the first accelerated Dealer Holdback payment is also considered to be a dealer enrollment fee.  We do not recognize any of this dealer enrollment fee until the Dealer-Partner has met the eligibility requirements to receive an accelerated Dealer Holdback payment and the amount of the first payment, if any, has been calculated.  Once the accelerated Dealer Holdback payment has been calculated, we defer the 50% portion that we keep and recognize it on a straight-line basis over the remaining estimated life of the Dealer-Partner relationship.

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

Portfolio Segments and Classes. We are considered to be a lender to our Dealer-Partners for Consumer Loans assigned under our Portfolio Program and a purchaser of Consumer Loans assigned under our Purchase Program.  As a result, our Loan portfolio consists of two portfolio segments: Dealer Loans and Purchased Loans.  Each portfolio segment is comprised of one class of Consumer Loan assignments, which is Consumer Loans with deteriorated credit quality that were originated by Dealer-Partners to finance consumer purchases of vehicles and related ancillary products.

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

An allowance for credit losses is maintained at an amount that reduces the net asset value (Purchased Loan pool balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the time of assignment.  This allowance calculation is completed for each individual monthly pool of Purchased Loans.  The discounted value of future cash flows is comprised of estimated future collections on the pool of Purchased Loans.  We write off pools of Purchased Loans once there are no forecasted future cash flows on any of the Purchased Loans included in the pool, which generally occurs 120 months after the month of purchase.

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

Credit Quality.  Substantially all of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories or higher debt-to-income ratios than are permitted by traditional lenders.  Consumer Loans made to these individuals generally entail a higher risk of delinquency, default and repossession and higher losses than loans made to consumers with better credit.  Since most of our revenue and cash flows are generated from these Consumer Loans, our ability to accurately forecast Consumer Loan performance is critical to our business and financial results.  At the time the Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan.  Based on these forecasts, an advance or one-time purchase payment is made to the related Dealer-Partner at a price designed to achieve an acceptable return on capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

We monitor and evaluate the credit quality of Consumer Loans on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  We use a statistical model that considers a number of credit quality indicators to estimate the expected collection rate for each Consumer Loan at the time of assignment.  The credit quality indicators considered in our model include attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information and other factors.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  Since all known, significant credit quality indicators have already been factored into our forecasts and pricing, we are not able to use any specific credit quality indicators to predict or explain variances in actual performance from our initial expectations.  Any variances in performance from our initial expectations are the result of Consumer Loans performing differently than historical Consumer Loans with similar characteristics.  We periodically adjust our statistical pricing model for new trends that we identify though our evaluation of these forecasted collection rate variances.

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

Forecast Methodology Changes and Modifications.  For the years ended December 31, 2011, 2010, and 2009, we did not make any methodology changes or significant modifications to our forecasts of future collections on Consumer Loans that had a material impact on our financial results.

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

Costs incurred during the application development stage of software developed for internal use are capitalized and generally depreciated on a straight-line basis over five years.  Costs incurred to maintain existing product offerings are expensed as incurred. For additional information regarding our property and equipment, see Note 6 to the consolidated financial statements.

Deferred Debt Issuance Costs

As of December 31, 2011 and 2010, deferred debt issuance costs were $18.1 million and $15.6 million, respectively, and are included in other assets in the consolidated balance sheets.  Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for Term ABS financings (as defined below in Note 7) and Senior Notes (as defined below in Note 7) and the straight-line method for lines of credit and Warehouse Facilities (as defined below in Note 7).

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

We follow a two-step approach for recognizing uncertain tax positions.  First, we evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any.  Second, for positions that we determine are more-likely-than-not to be sustained, we recognize the tax benefit as the largest benefit that has a greater than 50% likelihood of being sustained.  We establish a liability for unrecognized tax benefits and related interest.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  We recognize interest and penalties related to uncertain tax positions in the provision for income taxes.  For additional information regarding our income taxes, see Note 10 to the consolidated financial statements.

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

Stock-Based Compensation Plans

We apply a fair-value-based measurement method in accounting for stock-based compensation plans.  We recognize stock-based compensation expense over the requisite service period of the grant as salaries and wages expense.  As of December 31, 2011, we have three stock-based compensation plans for team members and non-employee directors, which are described more fully in Note 13 to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our team members.  We offer matching contributions to the 401(k) plan based on each enrolled team members’ eligible annual gross pay (subject to statutory limitations).  Effective January 1, 2010, the maximum employer contribution rate was increased to 100% of the first 1% participants contribute and an additional 50% of the next 5% participants contribute, for a maximum matching contribution of 3.5 % of each participant’s eligible annual gross pay.  During 2009, we contributed 50% of the first 6% participants contributed, for a maximum matching contribution of 3.0% of each participant’s eligible annual gross pay.  For the years ended December 31, 2011, 2010 and 2009, we recognized compensation expense of $1.6 million, $1.4 million, and $1.0 million, respectively, for our matching contributions to the plan.

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended December 31, 2011 and 2010, advertising expenses were $0.2 million and $0.1 million, respectively.  There were nominal advertising expenses for the year ended December 31, 2009.

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

Presentation of Comprehensive Income.  In June 2011, the FASB issued ASU No. 2011-05 which amends Topic 220 (Comprehensive Income).  ASU No. 2011-05 is intended to enhance comparability between entities that report under US GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity.  ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The amended guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-05 is to be applied retrospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The adoption of ASU No. 2011-05 during the fourth quarter of 2011 changed the presentation of our consolidated financial statements.

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

Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2011 for items that could potentially be recognized or disclosed in these financial statements.  We did not identify any items which would require disclosure in or adjustment to the financial statements.

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

Net Investment in Loans Receivable.  Loans receivable, net represents our net investment in Loans.  The fair value is determined by calculating the present value of future Loan payment inflows and Dealer Holdback outflows estimated by us utilizing a discount rate comparable with the rate used to calculate our allowance for credit losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS – (Concluded)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In thousands)	As of December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$4,657	$4,657	$3,792	$3,792
Restricted cash and cash equivalents	104,679	104,679	66,536	66,536
Restricted securities available for sale	810	810	805	805
Net investment in Loans receivable	1,598,573	1,615,009	1,218,013	1,224,830
Derivative instruments	16	16	56	56

Liabilities
Revolving secured line of credit	$43,900	$43,900	$136,700	$136,700
Secured financing	599,281	598,622	300,100	302,377
Mortgage note	4,288	4,288	4,523	4,523
Senior notes	350,378	365,500	244,344	261,250
Derivative instruments	-	-	176	176

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

The following table provides the fair value measurements of applicable assets and liabilities, measured at fair value on a recurring basis, as of December 31, 2011 and 2010:

(In thousands)	As of December 31, 2011			As of December 31, 2010
	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets
Restricted securities available for sale	$810	$-	$810	$805	$-	$805
Derivative instruments	-	16	16	-	56	56

Liabilities
Derivative instruments	$-	$-	$-	$-	$176	$176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.	LOANS RECEIVABLE

Loans receivable consists of the following:

(In thousands)	As of December 31, 2011
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,506,539	$246,352	$1,752,891
Allowance for credit losses	(141,712)	(12,606)	(154,318)
Loans receivable, net	$1,364,827	$233,746	$1,598,573

(In thousands)	As of December 31, 2010
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,082,039	$262,842	$1,344,881
Allowance for credit losses	(113,227)	(13,641)	(126,868)
Loans receivable, net	$968,812	$249,201	$1,218,013

A summary of changes in Loans receivable is as follows:

(In thousands)	For the Year Ended December 31, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,082,039	$262,842	$1,344,881
New Consumer Loan assignments (1)	1,152,537	122,197	1,274,734
Principal collected on Loans receivable	(843,100)	(153,827)	(996,927)
Accelerated Dealer Holdback payments	47,411	-	47,411
Dealer Holdback payments	85,184	-	85,184
Transfers (2)	(15,493)	15,493	-
Write-offs	(3,055)	(433)	(3,488)
Recoveries (3)	1,902	80	1,982
Net change in other loans	(886)	-	(886)
Balance, end of period	$1,506,539	$246,352	$1,752,891

(In thousands)	For the Year Ended December 31, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$869,603	$297,955	$1,167,558
New Consumer Loan assignments (1)	786,909	100,430	887,339
Principal collected on Loans receivable	(632,616)	(153,331)	(785,947)
Accelerated Dealer Holdback payments	32,629	-	32,629
Dealer Holdback payments	44,220	-	44,220
Transfers (2)	(17,807)	17,807	-
Write-offs	(3,043)	(143)	(3,186)
Recoveries (3)	2,318	124	2,442
Net change in other loans	(207)	-	(207)
Currency translation	33	-	33
Balance, end of period	$1,082,039	$262,842	$1,344,881

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.	LOANS RECEIVABLE – (Continued)

(In thousands)	For the Year Ended December 31, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$823,567	$325,185	$1,148,752
New Consumer Loan assignments (1)	516,093	103,283	619,376
Principal collected on Loans receivable	(515,847)	(145,399)	(661,246)
Accelerated Dealer Holdback payments	17,372	-	17,372
Dealer Holdback payments	44,269	-	44,269
Transfers (2)	(14,935)	14,935	-
Write-offs	(4,234)	(95)	(4,329)
Recoveries (3)	2,996	46	3,042
Net change in other loans	152	-	152
Currency translation	170	-	170
Balance, end of period	$869,603	$297,955	$1,167,558

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

(3)	Represents collections received on previously written off Loans.

Contractual net cash flows are comprised of the contractual repayments of the underlying Consumer Loans for Dealer and Purchased Loans, less the related Dealer Holdback payments for Dealer Loans.  The difference between the contractual net cash flows and the expected net cash flows is referred to as the nonaccretable difference.  This difference is neither accreted into income nor recorded in our balance sheets.  We do not believe that the contractual net cash flows of our Loan portfolio are relevant in assessing our financial position.  We are contractually owed repayments on many Consumer Loans, primarily those older than 120 months, where we are not forecasting any future net cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.	LOANS RECEIVABLE – (Continued)

The excess of expected net cash flows over the carrying value of the Loans is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In thousands)	For the Year Ended December 31, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of year	$351,569	$124,520	$476,089
New Consumer Loan assignments (1)	508,868	59,519	568,387
Finance charge income	(374,844)	(85,778)	(460,622)
Forecast changes	29,994	9,582	39,576
Transfers (2)	(7,541)	12,239	4,698
Balance, end of year	$508,046	$120,082	$628,128

(In thousands)	For the Year Ended December 31, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of year	$281,409	$129,970	$411,379
New Consumer Loan assignments (1)	371,588	56,480	428,068
Finance charge income	(299,514)	(88,536)	(388,050)
Forecast changes	6,343	13,372	19,715
Transfers (2)	(8,257)	13,234	4,977
Balance, end of year	$351,569	$124,520	$476,089

(In thousands)	For the Year Ended December 31, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of year	$270,893	$126,441	$397,334
New Consumer Loan assignments (1)	247,983	56,956	304,939
Finance charge income	(244,667)	(84,770)	(329,437)
Forecast changes	12,251	24,378	36,629
Transfers (2)	(5,051)	6,965	1,914
Balance, end of year	$281,409	$129,970	$411,379

(1)
The Dealer Loans amount represents the net cash flows expected at the time of assignment on Consumer Loans assigned under our Portfolio Program, less the related advances paid to Dealer-Partners.  The Purchased Loans amount represents the net cash flows expected at the time of assignment on Consumer Loans assigned under our Purchase Program, less the related one-time payments made to Dealer-Partners.

(2)
Under our Portfolio Program, certain events may result in Dealer-Partners forfeiting their rights to Dealer Holdback.  We transfer the Dealer-Partner’s outstanding Dealer Loan balance and related expected future net cash flows to Purchased Loans in the period this forfeiture occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.	LOANS RECEIVABLE – (Continued)

Additional information related to new Consumer Loan assignments is as follows:

(In thousands)	For the Year Ended December 31, 2011
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,786,477	$248,037	$2,034,514
Expected net cash flows at the time of assignment (2)	1,661,405	181,716	1,843,121
Fair value at the time of assignment (3)	1,152,537	122,197	1,274,734

(In thousands)	For the Year Ended December 31, 2010
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,237,993	$212,519	$1,450,512
Expected net cash flows at the time of assignment (2)	1,158,497	156,910	1,315,407
Fair value at the time of assignment (3)	786,909	100,430	887,339

(In thousands)	For the Year Ended December 31, 2009
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$824,213	$224,414	$1,048,627
Expected net cash flows at the time of assignment (2)	764,076	160,239	924,315
Fair value at the time of assignment (3)	516,093	103,283	619,376

(1)
The Dealer Loans amount represents the repayments that we were contractually owed at the time of assignment on Consumer Loans assigned under our Portfolio Program, less the related Dealer Holdback payments that we would be required to make if we collected all of the contractual repayments.  The Purchased Loans amount represents the repayments that we were contractually owed at the time of assignment on Consumer Loans assigned under our Purchase Program.

(2)
The Dealer Loans amount represents the repayments that we expected to collect at the time of assignment on Consumer Loans assigned under our Portfolio Program, less the related Dealer Holdback payments that we expected to make.  The Purchased Loans amount represents the repayments that we expected to collect at the time of assignment on Consumer Loans assigned under our Purchase Program.

(3)
The Dealer Loans amount represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program.  The Purchased Loans amount represents one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 2 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2011, with the forecasts as of December 31, 2010, as of December 31, 2009, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	December 31, 2011	December 31, 2010	December 31, 2009	Initial Forecast	December 31, 2010	December 31, 2009	Initial Forecast
2002	70.5%	70.5%	70.4%	67.9%	0.0%	0.1%	2.6%
2003	73.7%	73.7%	73.7%	72.0%	0.0%	0.0%	1.7%
2004	73.0%	73.0%	73.1%	73.0%	0.0%	-0.1%	0.0%
2005	73.6%	73.7%	73.7%	74.0%	-0.1%	-0.1%	-0.4%
2006	70.0%	70.2%	70.3%	71.4%	-0.2%	-0.3%	-1.4%
2007	68.1%	67.9%	68.3%	70.7%	0.2%	-0.2%	-2.6%
2008	70.0%	69.9%	70.0%	69.7%	0.1%	0.0%	0.3%
2009	79.4%	78.5%	75.6%	71.9%	0.9%	3.8%	7.5%
2010	76.8%	75.8%	-	73.6%	1.0%	-	3.2%
2011	73.2%	-	-	72.5%	-	-	0.7%

(1)
Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment.  Contractual repayments include both principal and interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.             LOANS RECEIVABLE – (Concluded)

Advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program are aggregated into pools for purposes of recognizing revenue and evaluating impairment.  As a result of this aggregation, we are not able to segment the carrying value of the majority of our Loan portfolio by year of assignment.  The following table summarizes Loan pools based on the performance of the underlying pool of Consumer Loans:

(In thousands)	As of December 31, 2011
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$511,926	$192,502	$704,428	$994,613	$53,850	$1,048,463
Allowance for credit losses	-	-	-	(141,712)	(12,606)	(154,318)
Loans receivable, net	$511,926	$192,502	$704,428	$852,901	$41,244	$894,145

(In thousands)	As of December 31, 2010
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$519,966	$172,382	$692,348	$562,073	$90,460	$652,533
Allowance for credit losses	-	-	-	(113,227)	(13,641)	(126,868)
Loans receivable, net	$519,966	$172,382	$692,348	$448,846	$76,819	$525,665

A summary of changes in the allowance for credit losses is as follows:

(In thousands)	For the Year Ended December 31, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,227	$13,641	$126,868
Provision for credit losses	29,638	(682)	28,956
Write-offs	(3,055)	(433)	(3,488)
Recoveries (1)	1,902	80	1,982
Balance, end of period	$141,712	$12,606	$154,318

(In thousands)	For the Year Ended December 31, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$108,792	$8,753	$117,545
Provision for credit losses	5,130	4,907	10,037
Write-offs	(3,043)	(143)	(3,186)
Recoveries (1)	2,318	124	2,442
Currency translation	30	-	30
Balance, end of period	$113,227	$13,641	$126,868

(In thousands)	For the Year Ended December 31, 2009
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,831	$17,004	$130,835
Provision for credit losses	(3,962)	(8,202)	(12,164)
Write-offs	(4,234)	(95)	(4,329)
Recoveries (1)	2,996	46	3,042
Currency translation	161	-	161
Balance, end of period	$108,792	$8,753	$117,545

(1)	Represents collections received on previously written off Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.	LEASED PROPERTIES

We lease office space and office equipment.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.  Total rental expense from continuing operations on all operating leases was $0.9 million, $1.0 million, and $1.3 million for 2011, 2010 and 2009, respectively.  Contingent rentals under the operating leases were insignificant.  Our total minimum future lease commitments under operating leases as of December 31, 2011 are as follows:

(In thousands)
Year	Minimum Future Lease Commitments
2012	$678
2013	547
2014	371
2015	16
2016	-
Thereafter	-
Total	$1,612

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In thousands)	As of December 31,
	2011	2010
Land and land improvements	$2,251	$2,251
Building and improvements	12,169	11,843
Data processing equipment and software	37,217	33,536
Office furniture and equipment	2,941	2,941
Leasehold improvements	111	111
Total property and equipment	54,689	50,682
Less: Accumulated depreciation on property and equipment	(36,217)	(34,371)
Total property and equipment, net	$18,472	$16,311

Depreciation expense on property and equipment was $4.1 million, $4.4 million and $5.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

For the years ended December 31, 2011, 2010 and 2009, we capitalized software developed for internal use of $1.8 million, $1.9 million and $1.0 million, respectively.  As of December 31, 2011 and 2010, capitalized software costs, net of accumulated depreciation, totaled $2.0 million and $2.9 million, respectively.

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

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) revolving secured warehouse (“Warehouse”) facilities; (3) asset-backed secured financings (“Term ABS”); and (4) 9.125% First Priority Senior Secured Notes due 2017 (“Senior Notes”).  General information for each of our financing transactions in place as of December 31, 2011 is as follows:

(Dollars in thousands)
Financings	Wholly-owned Subsidiary	Issue Number	Close Date	Maturity Date		Financing Amount	Interest Rate as of December 31, 2011
Revolving Secured Line of Credit	n/a	n/a	06/17/2011	06/22/2014		$205,000	At our option, either LIBOR plus 225 basis points or the prime rate plus 125 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	n/a	06/17/2011	06/17/2014	(2)	$325,000	Commercial paper rate plus 275 basis points or LIBOR plus 375 basis points (3) (4)
Warehouse Facility III (1)	CAC Warehouse Funding III, LLC	n/a	09/10/2010	09/10/2013	(5)	$75,000	Commercial paper rate plus 160 basis points or LIBOR plus 160 basis points (3) (4)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	n/a	08/19/2011	02/19/2014	(2)	$75,000	LIBOR plus 275 basis points (4)
Term ABS 2009-1 (1)	Credit Acceptance Funding LLC 2009-1	2009-1	12/03/2009	05/15/2011	(2)	$110,500	Fixed rate
Term ABS 2010-1 (1)	Credit Acceptance Funding LLC 2010-1	2010-1	11/04/2010	10/15/2012	(2)	$100,500	Fixed rate
Term ABS 2011-1 (1)	Credit Acceptance Funding LLC 2011-1	2011-1	10/06/2011	09/16/2013	(2)	$200,500	Fixed rate
Senior Notes	n/a	n/a	(6)	02/01/2017		$350,000	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.
(2)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.
(3)	The LIBOR rate is used if funding is not available from the commercial paper market.
(4)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.
(5)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2014 will be due.
(6)	The close dates associated with the issuance of $250.0 million and $100.0 million of the Senior Notes were on February 1, 2010 and March 3, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.	DEBT – (Continued)

Additional information related to the amounts outstanding on each facility is as follows:

(In thousands)	For the Years Ended December 31,
	2011	2010
Revolving Secured Line of Credit
Maximum outstanding balance	$185,100	$141,500
Average outstanding balance	109,261	64,788

Warehouse Facility II
Maximum outstanding balance	$264,000	$180,000
Average outstanding balance	159,507	81,101

Warehouse Facility III
Maximum outstanding balance	$75,000	$75,000
Average outstanding balance	53,726	66,000

Warehouse Facility IV
Maximum outstanding balance	$43,500	$-
Average outstanding balance	41,256	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.	DEBT – (Continued)

(Dollars in thousands)	As of December 31,
	2011	2010
Revolving Secured Line of Credit
Balance outstanding	$43,900	$136,700
Letter of credit	-	500
Amount available for borrowing (1)	161,100	32,800
Interest rate	2.55%	3.03%

Warehouse Facility II
Balance outstanding	$163,200	$49,100
Amount available for borrowing (1)	161,800	275,900
Loans pledged as collateral	242,119	83,692
Restricted cash and cash equivalents pledged as collateral	6,117	4,037
Interest rate	2.99%	3.82%

Warehouse Facility III
Balance outstanding	$70,000	$40,000
Amount available for borrowing (1)	5,000	35,000
Loans pledged as collateral	91,601	70,639
Restricted cash and cash equivalents pledged as collateral	3,321	2,409
Interest rate	1.89%	3.94%

Warehouse Facility IV
Balance outstanding	$37,500	$-
Amount available for borrowing (1)	37,500	-
Loans pledged as collateral	62,260	-
Restricted cash and cash equivalents pledged as collateral	2,188	-
Interest rate	3.05%	-

Term ABS 2009-1
Balance outstanding	$27,581	$110,500
Loans pledged as collateral	105,209	138,090
Restricted cash and cash equivalents pledged as collateral	13,526	15,554
Interest rate	5.68%	4.40%

Term ABS 2010-1
Balance outstanding	$100,500	$100,500
Loans pledged as collateral	125,541	125,161
Restricted cash and cash equivalents pledged as collateral	14,116	13,160
Interest rate	2.36%	2.36%

Term ABS 2011-1
Balance outstanding	$200,500	$-
Loans pledged as collateral	248,167	-
Restricted cash and cash equivalents pledged as collateral	23,268	-
Interest rate	2.90%	-

Senior Notes
Balance outstanding (2)	$350,378	$244,344
Interest rate	9.13%	9.13%

         (1) Availability may be limited by the amount of assets pledged as collateral.
(2)
The outstanding balance presented for the Senior Notes includes a net unamortized debt premium of $0.4 million as of December 31, 2011 and unamortized debt discount of $5.7 million as of December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.	DEBT – (Continued)

Revolving Secured Line of Credit Facility

We have a $205.0 million revolving secured line of credit facility with a commercial bank syndicate.

During the second quarter of 2011, we extended the maturity of our revolving secured line of credit facility from June 22, 2012 to June 22, 2014.  Additionally, the amount of the facility was increased from $170.0 million to $205.0 million.  The financial covenant that required us to maintain a minimum ratio of assets to debt and the floor on the LIBOR rate were eliminated.

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

Interest on borrowings under Warehouse Facility II has been limited through interest rate cap agreements to a maximum rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable.  Interest on borrowings for a portion of Warehouse Facility III has been limited through an interest rate cap agreement to a maximum rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable.  Interest on borrowings for Warehouse Facility IV has also been limited through an interest rate cap agreement to a maximum rate of 5.50% plus the spread over the LIBOR rate.  For additional information, see Note 8 of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.	DEBT – (Continued)

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

Term ABS Financings

In 2009, 2010 and 2011, three of our wholly-owned subsidiaries (the “Funding LLCs”), each completed a secured financing transaction with qualified institutional investors.  In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC.  In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors.  The Term ABS 2009-1, 2010-1 and 2011-1  transactions each consist of three classes of notes.  The Class A and Class B Notes for each Term ABS financing bear interest.  The Class C Notes for each Term ABS financing do not bear interest and have been retained by us.

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

The table below sets forth certain additional details regarding the outstanding Term ABS Financings:

(Dollars in thousands)
Term ABS Financings	Issue Number	Close Date	Net Book Value of Dealer Loans Contributed at Closing	Revolving Period
Term ABS 2009-1	2009-1	December 3, 2009	$142,301	18 months (Through May 15, 2011)
Term ABS 2010-1	2010-1	November 4, 2010	$126,751	24 months (Through October 15, 2012)
Term ABS 2011-1	2011-1	October 6, 2011	$250,827	24 months (Through September 16, 2013)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.	DEBT – (Continued)

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

Mortgage Loan

During 2009, the mortgage note on our Southfield headquarters was amended to extend the maturity date from June 9, 2009 to June 22, 2014.  Additionally, the interest rate on the note was increased from 5.35% to 5.70%.  There was $4.3 million and $4.5 million outstanding on this loan as of December 31, 2011 and 2010, respectively.

Letters of Credit

Letters of credit are issued by a commercial bank syndicate and reduce amounts available under our revolving secured line of credit.  As of December 31, 2011, there were no outstanding letters of credit.  As of December 31, 2010, we had one letter of credit outstanding of $0.5 million related to reinsurance agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.	DEBT – (Concluded)

Principal Debt Maturities

The scheduled principal maturities of our debt as of December 31, 2011 are as follows:

(In thousands)
Year	Revolving Secured Line of Credit Facility	Warehouse Facilities	Term ABS Financings (1)	Senior Notes (2)	Mortgage Note	Total
2012	$-	$-	$51,366	$-	$248	$51,614
2013	-	31,796	146,331	-	263	178,390
2014	43,900	182,927	130,884	-	3,777	361,488
2015	-	55,977	-	-	-	55,977
2016	-	-	-	-	-	-
Thereafter	-	-	-	350,000	-	350,000
Total	$43,900	$270,700	$328,581	$350,000	$4,288	$997,469

(1)	The principal maturities of the Term ABS transactions are estimated based on forecasted collections.
(2)	The amounts are presented on a gross basis to exclude the net unamortized debt premium of $0.4 million.

Debt Covenants

As of December 31, 2011, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of December 31, 2011, we were in compliance with all such covenants.  As of the end of the year, we were also in compliance with our covenants under the Indenture.  The Indenture includes covenants that limit the maximum ratio of our funded debt to tangible net worth and also require a minimum collateral coverage ratio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.             DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on our Warehouse facilities.  The following tables provide the terms of our interest rate cap agreements that were in effect as of December 31, 2011 and 2010:

	As of December 31, 2011
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

Interest Rate Swaps.  As of December 31, 2011, we did not have any interest rate swap agreements outstanding.  As of December 31, 2010, we had an interest rate swap outstanding for Warehouse Facility III which matured in August 2011 that converted $25.0 million of the amount outstanding under the facility into fixed rate debt, bearing an interest rate 4.36%.  This interest rate swap had been designated as a cash flow hedging instrument.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.	DERIVATIVE AND HEDGING INSTRUMENTS – (Concluded)

Information related to the fair values of derivative instruments in our consolidated balance sheets as of December 31, 2011 and December 31, 2010 is as follows:

(In thousands)		Fair Value
		As of December 31,
	Balance Sheet location	2011	2010
Derivatives designated as hedging instruments
Liability Derivatives
Interest rate swap	Accounts payable and accrued liabilities	$-	$176

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate caps	Other assets	$16	$56

Total Derivatives
Total Asset Derivatives		$16	$56
Total Liability Derivatives		$-	$176

Information related to the effect of derivative instruments designated as hedging instruments on our consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 is as follows:

(In thousands)
Derivatives in Cash Flow Hedging Relationships	(Loss) / Gain Recognized in OCI on Derivative (Effective Portion)			(Loss) / Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Years Ended December 31,				For the Years Ended December 31,
	2011	2010	2009	Location	2011	2010	2009
Interest rate swap	$(16)	$523	$(1,017)	Interest expense	$(192)	$(746)	$(3,641)

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the years ended December 31, 2011, 2010 and 2009 is as follows:

(In thousands)
Derivatives Not Designated as Hedging Instruments		Amount of (Loss)/ Gain Recognized in Income on Derivatives
		For the Years Ended December 31,
	Location	2011	2010	2009
Interest rate caps	Interest expense	$(210)	$(159)	$(112)
Interest rate swap	Interest expense	-	(590)	106
Total		$(210)	$(749)	$(6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9.             RELATED PARTY TRANSACTIONS

In the normal course of our business, affiliated Dealer-Partners assign Consumer Loans to us under the Portfolio and Purchase Programs.  Dealer Loans and Purchased Loans with affiliated Dealer-Partners are on the same terms as those with non-affiliated Dealer-Partners.  Affiliated Dealer-Partners are comprised of Dealer-Partners owned or controlled by: (1) our Chairman and significant shareholder; and (2) a member of the Chairman’s immediate family.

Affiliated Dealer Loan balances were $4.9 million and $9.0 million as of December 31, 2011 and 2010, respectively.  Affiliated Dealer Loan balances were 0.3% and 0.8% of total consolidated Dealer Loan balances as of December 31, 2011 and 2010, respectively.  A summary of related party Loan activity is as follows:

(In thousands)	For the Years Ended December 31,
	2011		2010		2009
	Affiliated Dealer-Partner activity	% of consolidated	Affiliated Dealer-Partner activity	% of consolidated	Affiliated Dealer-Partner activity	% of consolidated
Dealer Loan revenue	$1,609	0.4%	$3,097	1.0%	$3,714	1.5%
New Consumer Loan assignments (1)	1,267	0.1%	3,473	0.4%	5,690	0.9%
Accelerated Dealer Holdback payments	24	0.1%	285	0.9%	287	1.6%
Dealer Holdback payments	2,386	2.8%	1,788	4.0%	1,787	4.0%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.

Our Chairman and significant shareholder has indirect control over entities that, in the past, offered secured lines of credit to automobile dealers, and has the right or obligation to reacquire these entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10.	INCOME TAXES

The income tax provision, excluding the results of the discontinued United Kingdom operations, consists of the following:

(In thousands)	For the Years Ended December 31,
	2011	2010	2009
Income from continuing operations before provision for income taxes:
Domestic	$296,366	$253,490	$228,885
Foreign	52	7	153
	$296,418	$253,497	$229,038

Current provision (benefit) for income taxes:
Federal	$87,581	$66,316	$63,321
State	6,317	3,651	2,197
Foreign	36	(66)	(7)
	93,934	69,901	65,511
Deferred provision (benefit) for income taxes:
Federal	13,272	16,654	15,120
State	2,037	(2,837)	3,583
Foreign	-	46	-
	15,309	13,863	18,703
Interest and penalties benefit:
Interest	(670)	(222)	(29)
Penalties	(199)	(152)	(1,193)
	(869)	(374)	(1,222)
Provision for income taxes	$108,374	$83,390	$82,992

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following:

(In thousands)	As of December 31,
	2011	2010
Deferred tax assets:
Allowance for credit losses	$56,314	$46,343
Stock-based compensation	5,895	5,741
Deferred state net operating loss	2,672	2,450
Other, net	4,928	4,022
Total deferred tax assets	69,809	58,556

Deferred tax liabilities:
Valuation of Loans receivable	184,437	161,232
Deferred Loan origination costs	3,379	2,721
Other, net	5,442	2,680
Total deferred tax liabilities	193,258	166,633
Net deferred tax liability	$123,449	$108,077

The deferred state net operating loss tax asset arising from the operating loss carry forward for state income tax purposes is expected to expire at various times beginning in 2018, if not utilized.  We do not anticipate expiration of the net operating loss carry forwards prior to their utilization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10.	INCOME TAXES – (Continued)

A reconciliation of the U.S. federal statutory rate to our effective tax rate, excluding the results of the discontinued United Kingdom operations, is as follows:

	For the Years Ended December 31,
	2011	2010	2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	2.1%	0.2%	1.6%
Changes in reserve for uncertain tax positions as a result of settlements and lapsed statutes and related interest	-0.5%	-2.4%	-0.1%
Other	-%	0.1%	-0.3%
Effective tax rate	36.6%	32.9%	36.2%

The differences between the U.S. federal statutory rate and our effective tax rates for 2011, 2010, and 2009 are primarily due to state income taxes and reserves for uncertain tax positions and related interest and penalties that are included in the provision for income taxes.  The decrease in the effective tax rate for the year ended December 31, 2010, as compared to 2011 and 2009, is primarily due to a settlement of the Internal Revenue Service (“IRS”) examination detailed below and related adjustments to accrued tax reserves and interest as well as adjustments to our state tax liability.

The state income taxes for the years ended December 31, 2011, 2010, and 2009 fluctuate due to variability in the amount of income taxable in various state tax jurisdictions and changes in effective state tax rates.  As a result of an adjustment to the deferred tax liability arising from changes in the effective state income tax rate, the effective tax rates for 2011 and 2009 increased by 10 and 30 basis points, respectively.

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

The following table is a summary of changes in unrecognized tax benefits:

(In thousands)	For the Years Ended December 31,
	2011	2010	2009
Unrecognized tax benefits at January 1,	$7,815	$11,830	$12,274
Additions based on tax positions related to current year	2,676	2,329	2,564
Additions in tax positions of prior years	377	11	-
Reductions in tax positions of prior years	-	-	(836)
Settlements	-	(5,813)	(559)
Reductions as a result of a lapse of the statute of limitations	(873)	(542)	(1,613)
Unrecognized tax benefits at December 31,	$9,995	$7,815	$11,830

The total amount of unrecognized tax benefit that, if recognized, would favorably affect our effective income tax rate in future periods, was approximately $10.0 million as of December 31, 2011.  Accrued interest related to uncertain tax positions were $1.9 million and $1.4 million as of December 31, 2011 and 2010, respectively.

We are subject to income tax in multiple federal and state jurisdictions.  Substantially all material foreign tax matters have been concluded through 2010. For state returns, we are generally no longer subject to tax examinations for years prior to 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10.	INCOME TAXES – (Concluded)

During 2011, 2010 and 2009, we remitted substantially all of our accumulated earnings from foreign subsidiaries as profits to the U.S. and accrued or paid U.S. income taxes accordingly.

11.	NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

(In thousands)	For the Years Ended December 31,
	2011	2010	2009
Weighted average shares outstanding:
Common shares	25,890	29,141	30,475
Vested restricted stock units	412	252	115
Basic number of weighted average shares outstanding	26,302	29,393	30,590

Dilutive effect of stock options	103	336	624
Dilutive effect of restricted stock and restricted stock units	196	256	455
Dilutive number of weighted average shares outstanding	26,601	29,985	31,669

For the years ended December 31, 2011 and 2010, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive.

12.           STOCK REPURCHASES

On August 5, 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  As of December 31, 2011, we had authorization to repurchase up to $24.9 million of our common stock.

During the fourth quarter of 2011, we repurchased 55,133 shares of our common stock in the open market at a cost of $4.2 million.

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

During the second quarter of 2010, we commenced a tender offer to repurchase up to 4.0 million shares of our outstanding common stock at a price of $50.00 per share.  Upon expiration of the tender offer during the third quarter of 2010, we repurchased 4.0 million common shares at a cost of $200.0 million, which included approximately 2.9 million shares beneficially owned by Donald A. Foss, our Chairman of the Board, and approximately 0.8 million shares beneficially owned by the trustee of certain grantor retained annuity trusts created by Mr. Foss.  We financed the repurchase of our common stock in the tender offer by borrowing under our revolving secured line of credit facility and Warehouse Facility II.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13.           STOCK-BASED COMPENSATION PLANS

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), the number of shares reserved for granting of restricted stock, restricted stock units, stock options, and performance awards to team members, officers, directors, and contractors at any time prior to April 6, 2019 is 1.5 million shares.  The shares available for future grants under the Incentive Plan totaled 342,560 as of December 31, 2011.

A summary of the restricted stock activity under the Incentive Plan for the years ended December 31, 2011, 2010, and 2009 is presented below:

(In thousands, except per share data)
Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2009	245	$21.65
Granted	122	17.82
Vested	(106)	20.17
Forfeited	(19)	17.78
Outstanding as of December 31, 2009	242	$20.23
Granted	19	40.36
Vested	(143)	21.79
Forfeited	(6)	27.59
Outstanding as of December 31, 2010	112	$21.09
Granted	9	70.40
Vested	(63)	19.52
Forfeited	(10)	25.88
Outstanding as of December 31, 2011	48	$31.26

The shares of restricted stock are part of the annual incentive compensation program and are granted annually based on attaining certain individual and company performance criteria.  The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant.  Based on the terms of individual restricted stock grants, time-based shares vest over a period of three to five years, based on continuous employment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13.	STOCK-BASED COMPENSATION PLANS– (Continued)

A summary of the restricted stock unit activity under the Incentive Plan for the years ended December 31, 2011, 2010, and 2009 is presented below:

(In thousands, except per share data)	Nonvested		Vested		Total
Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units
Outstanding as of January 1, 2009	640	$18.99	60	$26.30	700
Granted	101	23.89	-	-	101	(1)
Vested	(60)	26.30	60	26.30	-	(2)
Forfeited	(33)	13.51	-	-	(33)
Outstanding as of December 31, 2009	648	$19.35	120	$26.30	768
Granted	33	39.89	-	-	33	(3)
Vested	(150)	20.24	150	20.24	-	(4)
Forfeited	(10)	39.89	-	-	(10)
Outstanding as of December 31, 2010	521	$19.99	270	$22.94	791
Granted	37	63.73	-	-	37	(5)
Vested	(158)	20.99	158	20.99	-	(6)
Forfeited	(52)	20.18	-	-	(52)
Outstanding as of December 31, 2011	348	$24.06	428	$22.14	776

(1)	The distribution date of vested restricted stock units is February 22, 2016 for 81 restricted stock units and February 22, 2017 for 20 restricted stock units.
(2)	The distribution date of vested restricted stock units is February 22, 2014.
(3)	The distribution date of vested restricted stock units is February 22, 2017.
(4)	The distribution date of vested restricted stock units is February 22, 2014 for 60 restricted stock units and February 22, 2016 for 90 restricted stock units.
(5)	The distribution date of vested restricted stock units is February 22, 2018 for 5 restricted stock units and February 18, 2019 for 32 restricted stock units.
(6)
The distribution date of vested restricted stock units is February 22, 2014 for 60 restricted stock units and February 22, 2016 for 90 restricted stock units and February 22, 2017 for 8 restricted stock units.

The restricted stock units are part of a long-term incentive compensation program.  Each restricted stock unit represents and has a value equal to one share of common stock.  The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant.  The restricted stock units will be earned over a five year period based upon the compounded annual growth rate in our adjusted economic profit, a non-GAAP financial measure.

Pursuant to our 1992 Stock Option Plan (the "1992 Plan"), we had reserved 8.0 million shares of our common stock for the future granting of options to officers and other team members.  Pursuant to our Director Stock Option Plan (the “Director Plan”), we had reserved 200,000 shares of our common stock for future granting of options to members of our Board of Directors.  The exercise price of the options is no less than the fair market value on the date of the grant.  Options expire ten years from the date of grant.  The 1992 Plan and the Director Plan were terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan.  All options outstanding as of December 31, 2011 and 2010 are vested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13.	STOCK-BASED COMPENSATION PLANS– (Continued)

Additional stock option information relating to the 1992 Plan and the Director Plan is as follows:

(In thousands, except per share data)	1992 Plan			Director Plan
	Number of Options	Weighted Average Exercise Per Share	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Per Share	Aggregate Intrinsic Value
Outstanding as of January 1, 2009	969	$8.14		100	$17.25
Options exercised	(359)	5.41	$9,200	-	-	$-
Options forfeited	(2)	9.01		-	-
Outstanding as of December 31, 2009	608	$9.75		100	$17.25
Options exercised	(300)	9.66	$10,038	-	-	$-
Options forfeited	(1)	7.45		-	-
Outstanding as of December 31, 2010	307	$9.84		100	$17.25
Options exercised	(300)	9.74	$15,846	-	-	$-
Options forfeited	(1)	8.48		-	-
Outstanding as of December 31, 2011	6	$15.37		100	$17.25

Exercisable as of December 31:
2009	608	$9.75	$19,688	100	$17.25	$2,486
2010	307	$9.84	$16,256	100	$17.25	$4,553
2011	6	$15.37	$395	100	$17.25	$6,504

The following tables summarize information about options outstanding under the 1992 Plan and the Director Plan as of December 31, 2011:

(In thousands, except per share data)	Options Outstanding and Exercisable
Exercisable Prices Per Share	Options as of 12/31/11	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price Per Share
1992 Plan
$8.05	1	0.9	Years	$8.05
$17.05	5	2.2		$17.05
Totals	6	1.9		$15.37

Director Plan
$17.25	100	2.2	Years	$17.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13.	STOCK-BASED COMPENSATION PLANS – (Concluded)

Stock-based compensation expense consists of the following:

(In thousands)	For the Years Ended December 31,
	2011	2010	2009
Restricted stock	$625	$938	$2,208
Restricted stock units	1,256	3,189	4,597
Total	$1,881	$4,127	$6,805

While the restricted stock units are expected to vest in equal, annual installments over a five-year period, the related stock-based compensation expense is not recognized on a straight-line basis over this period.  Each installment is accounted for as a separate award and as a result, the fair value of each installment is recognized as stock-based compensation expense on a straight-line basis over the related vesting period.  The following table details how the expenses associated with restricted stock and restricted stock units, which are expected to be recognized over a weighted average period of 1.3 years, will be recorded assuming performance targets are achieved in the periods currently estimated:

(In thousands)
For the Years Ended December 31,	Restricted Stock Units	Restricted Stock	Total Projected Expense (pre-tax)
2012	$1,723	$291	$2,014
2013	899	89	988
2014	374	9	383
2015	187	-	187
2016	83	-	83
Total	$3,266	$389	$3,655

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss):

	Unrealized (loss) gain on derivatives qualifying as hedges	Unrealized gain (loss) on available for sale securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2009	$(2,580)	$18	$(2,562)
Other comprehensive income	1,667	(9)	1,658
Balance as of December 31, 2009	(913)	9	(904)
Other comprehensive income	802	(8)	794
Balance as of December 31, 2010	(111)	1	(110)
Other comprehensive income	111	5	116
Balance as of December 31, 2011	$-	$6	$6

15.	BUSINESS SEGMENT AND OTHER INFORMATION

Business Segment Overview

We identify operating segments as components of our business for which separate financial information is regularly evaluated by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance.  We periodically review and redefine our segment reporting as internal management reporting practices evolve and the components of our business change.  Currently, the CODM reviews consolidated financial statements and metrics to allocate resources and assess performance.  Thus, we have determined that we operate in one reportable operating segment.  The consolidated financial statements reflect the financial results of our one reportable operating segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

15.	BUSINESS SEGMENT AND OTHER INFORMATION – (Concluded)

Geographic Information

Our revenues derived outside the United States from continuing operations were less than one percent for the years ended December 31, 2011, 2010 and 2009.  Our long-lived assets and total assets maintained outside the United States were less than one percent for the years ended December 31, 2011 and 2010.

Products and Services Information

Our primary product consists of providing auto loans to consumers, regardless of their credit history, through our network of Dealer-Partners within the United States.  We also provide Dealer-Partners the ability to offer vehicle service contracts and a GAP product to consumers on vehicles financed by us.

Major Customer Information

We did not have any Dealer-Partners that provided 10% or more of our revenue during 2011, 2010 or 2009.  Additionally, no single Dealer-Partner’s Loans receivable balance accounted for more than 10% of total Loans receivable as of December 31, 2011 or 2010.

16.           LITIGATION AND CONTINGENT LIABILITIES

In the normal course of business and as a result of the customer-oriented nature of the industry in which we operate, industry participants are frequently subject to various customer claims and litigation seeking damages and statutory penalties.  The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, customer protection, warranty, debt collection, insurance and other customer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to our repossession and sale of the customer’s vehicle and other debt collection activities.  As the assignee of Consumer Loans originated by Dealer-Partners, we may also be named as a co-defendant in lawsuits filed by customers principally against Dealer-Partners.  We may also have disputes and litigation with Dealer-Partners. The claims may allege, among other theories of liability, that we breached its dealer servicing agreement.  Many of these cases are filed as purported class actions and seek damages in large dollar amounts.  Current actions to which we are a party include the following matters.

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

On November 22, 2011, an arbitration proceeding against us was commenced before the American Arbitration Association ("AAA") in Southfield, Michigan.  The arbitration demand was brought by a Dealer-Partner and seeks unspecified money damages for alleged breach of the dealer servicing agreement.  The claimant purports to proceed on behalf of a putative class of similarly situated Dealer-Partners.  On or about January 3, 2012, we filed an answer, denying the allegations in the demand and opposing claimant’s attempt to proceed on a class-wide basis based on the terms of the parties’ arbitration agreement, which does not authorize classwide arbitration, and recent controlling Supreme Court authority. The arbitration panel has not yet been appointed and various procedural matters relating to the arbitration, including whether the matter will proceed as a class action, have not yet been adjudicated.  We intend to vigorously defend ourselves against the allegations made in this proceeding.

An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

17.	QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of the quarterly financial position and results of operations as of and for the years ended December 31, 2011 and 2010, which have been prepared in accordance with GAAP.

(In thousands, except per share data)	2011
	Quarters Ended
	March 31	June 30	September 30	December 31
Balance Sheets
Loans receivable, net	$1,352,488	$1,438,086	$1,525,403	$1,598,573
All other assets	139,602	143,569	145,249	160,025
Total assets	$1,492,090	$1,581,655	$1,670,652	$1,758,598

Total debt	$886,320	$934,699	$968,957	$997,847
Other liabilities	210,460	205,045	208,425	220,800
Total liabilities	1,096,780	1,139,744	1,177,382	1,218,647
Shareholders' equity (1)	395,310	441,911	493,270	539,951
Total liabilities and shareholders' equity	$1,492,090	$1,581,655	$1,670,652	$1,758,598
Income Statements
Revenue	$123,512	$129,965	$133,739	$137,976
Costs and expenses	56,251	59,332	55,073	58,118
Income from continuing operations before provision for income taxes	67,261	70,633	78,666	79,858
Provision for income taxes	24,070	25,789	28,706	29,809
Income from continuing operations	43,191	44,844	49,960	50,049
Loss from discontinued United Kingdom operations, net of tax	-	-	-	-
Net income	$43,191	$44,844	$49,960	$50,049
Net income per share:
Basic	$1.59	$1.73	$1.92	$1.92
Diluted	$1.57	$1.72	$1.91	$1.91
Income from continuing operations per share:
Basic	$1.59	$1.73	$1.92	$1.92
Diluted	$1.57	$1.72	$1.91	$1.91
Loss from discontinued United Kingdom operations per share:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-
Weighted average shares outstanding:
Basic	27,196	25,975	26,033	26,022
Diluted	27,489	26,111	26,136	26,259

(1)	No dividends were paid during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)

17.	QUARTERLY FINANCIAL DATA (unaudited) – (Concluded)

(In thousands, except per share data)	2010
	Quarters Ended
	March 31	June 30	September 30	December 31
Balance Sheets
Loans receivable, net	$1,088,342	$1,134,776	$1,176,118	$1,218,013
All other assets	139,414	120,042	108,167	125,502
Total assets	$1,227,756	$1,254,818	$1,284,285	$1,343,515

Total debt	$498,287	$493,472	$679,561	$685,667
Other liabilities	198,685	179,728	180,299	183,374
Total liabilities	696,972	673,200	859,860	869,041
Shareholders' equity (1)	530,784	581,618	424,425	474,474
Total liabilities and shareholders' equity	$1,227,756	$1,254,818	$1,284,285	$1,343,515
Income Statements
Revenue	$103,262	$111,779	$111,661	$115,433
Costs and expenses	50,805	45,143	46,465	46,225
Income from continuing operations before provision for income taxes	52,457	66,636	65,196	69,208
Provision for income taxes	20,442	17,571	23,149	22,228
Income from continuing operations	32,015	49,065	42,047	46,980
Loss from discontinued United Kingdom operations, net of tax	(5)	(25)	-	-
Net income	$32,010	$49,040	$42,047	$46,980
Net income per share:
Basic	$1.03	$1.57	$1.50	$1.72
Diluted	$1.01	$1.55	$1.48	$1.69
Income from continuing operations per share:
Basic	$1.03	$1.57	$1.50	$1.72
Diluted	$1.01	$1.55	$1.48	$1.69
Loss from discontinued United Kingdom operations per share:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-
Weighted average shares outstanding:
Basic	31,042	31,172	28,063	27,351
Diluted	31,584	31,601	28,452	27,865

(1)	No dividends were paid during the periods presented.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we believe that as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2011 and their report dated February 24, 2012 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Credit Acceptance Corporation

We have audited Credit Acceptance Corporation (a Michigan Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Credit Acceptance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Credit Acceptance Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Credit Acceptance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Credit Acceptance Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 24, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information is contained under the captions “Election of Directors” (excluding the “Report of the Audit Committee”) and “Section 16 (a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is incorporated herein by reference.

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

The following table sets forth, with respect to each of the equity compensation plans, (1) the number of shares of common stock to be issued upon the exercise of outstanding options or restricted stock units, (2) the weighted average exercise price of outstanding options, and (3) the number of shares remaining available for future issuance, as of December 31, 2011:

(In thousands, except per share amounts)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (a)
Equity compensation plans approved by shareholders:
1992 Plan	6	$15.37	-
Director Plan	100	17.25	-
Incentive Plan	776		343
Total	882	$17.14	343

(a)
For additional information regarding our equity compensation plans, see Note 13 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information is contained under the caption “Certain Relationships and Transactions” and “Election of Directors – Meetings and Committees of the Board of Directors” in our Proxy Statement and is incorporated herein by reference.

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

Report of Independent Public Accountants
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2011 and 2010
— Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
— Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009
— Consolidated Statements of Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009
— Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
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
Brett A. Roberts
Chief Executive Officer
(Principal Executive Officer)
Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 24, 2012 on behalf of the registrant and in the capacities indicated.

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
Scott J. Vassalluzzo

EXHIBIT INDEX

The following documents are filed as part of this report.  Those exhibits previously filed and incorporated herein by reference are identified below.  Exhibits not required for this report have been omitted.  Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended July 1, 1997 (incorporated by reference to an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1997)
3.2	Amended and Restated Bylaws of the Company, as amended, February 24, 2005 (incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
4.1
Contribution Agreement, dated September 30, 2003, between the Company and CAC Warehouse Funding Corporation II (incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2003)

4.2
Back-Up Servicing Agreement, dated September 30, 2003, among the Company, Systems & Services Technologies, Inc., Wachovia Capital Markets, LLC, and CAC Warehouse Funding Corporation II (incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2003)

4.3
Certificate Funding Agreement, dated September 20, 2006, between the Company, Credit Acceptance Residual Funding LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC and Wachovia Capital Markets, LLC (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 22, 2006)

4.4
Indenture, dated November 21, 2006, between Credit Acceptance Auto Dealer Loan Trust 2006-2 and Deutsche Bank Trust Company Americas (incorporated by reference to an exhibit to Company’s Current Report on Form 8-K, dated November 27, 2006)

4.5
Sale and Servicing Agreement, dated November 21, 2006, among the Company, Credit Acceptance Auto Dealer Loan Trust 2006-2, Credit Acceptance Funding LLC 2006-2, Deutsche Bank Trust Company Americas, N.A., and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 27, 2006)

4.6
Backup Servicing Agreement, dated November 21, 2006, among the Company, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Auto Dealer Loan Trust 2006-2, Systems & Services Technologies, Inc., Radian Asset Assurance Inc., XL Capital Assurance Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 27, 2006)

4.7
Amended and Restated Trust Agreement, dated November 21, 2006, between Credit Acceptance Funding LLC 2006-2 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 27, 2006)

4.8
Contribution Agreement, dated November 21, 2006, between the Company and Credit Acceptance Funding LLC 2006-2 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 27, 2006)

4.9
Indenture, dated April 12, 2007, between Credit Acceptance Auto Dealer Loan Trust 2007-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 18, 2007)

4.10
Sale and Servicing Agreement, dated April 12, 2007, among the Company, Credit Acceptance Auto Dealer Loan Trust 2007-1, Credit Acceptance Funding LLC 2007-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 18, 2007)

4.11
Backup Servicing Agreement, dated April 12, 2007, among the Company, Credit Acceptance Funding LLC 2007-1, Credit Acceptance Auto Dealer Loan Trust 2007-1, Wells Fargo Bank, National Association, and XL Capital Assurance Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 18, 2007)

4.12
Amended and Restated Trust Agreement, dated April 12, 2007, between Credit Acceptance Funding LLC 2007-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 18, 2007)

4.13
Contribution Agreement, dated April 12, 2007, between the Company and Credit Acceptance Funding LLC 2007-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 18, 2007)

4.14
Amendment No. 1, dated September 11, 2007, to the Certificate Funding Agreement dated as of September 20, 2006, between the Company, Credit Acceptance Residual Funding LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC and Wachovia Capital Markets, LLC (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 13, 2007)

4.15
Indenture, dated October 29, 2007, between Credit Acceptance Auto Dealer Loan Trust 2007-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 2, 2007)

4.16
Sale and Servicing Agreement, dated October 29, 2007, among the Company, Credit Acceptance Auto Dealer Loan Trust 2007-2, Credit Acceptance Funding LLC 2007-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 2, 2007)

4.17
Backup Servicing Agreement, dated October 29, 2007, among the Company, Credit Acceptance Funding LLC 2007-2, Credit Acceptance Auto Dealer Loan Trust 2007-2, Wells Fargo Bank, National Association, and XL Capital Assurance Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 2, 2007)

4.18
Amended and Restated Trust Agreement, dated October 29, 2007, between Credit Acceptance Funding LLC 2007-2 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 2, 2007)

4.19
Contribution Agreement, dated October 29, 2007, between the Company and Credit Acceptance Funding LLC 2007-2 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 2, 2007)

4.20
Indenture dated April 18, 2008 between Credit Acceptance Auto Loan Trust 2008-1 and Wells Fargo Bank, National  Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 24, 2008)

4.21
Sale and Servicing Agreement dated April 18, 2008 among the Company, Credit Acceptance Auto Loan Trust 2008-1, Credit Acceptance Funding LLC 2008-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 24, 2008)

4.22
Backup Servicing Agreement dated April 18, 2008 among the Company, Credit Acceptance Funding LLC 2008-1, Credit Acceptance Auto Loan Trust 2008-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 24, 2008)

4.23
Amended and Restated Trust Agreement dated April 18, 2008 between Credit Acceptance Funding LLC 2008-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 24, 2008)

4.24
Contribution Agreement dated April 18, 2008 between the Company and Credit Acceptance Funding LLC 2008-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 24, 2008)

4.25
Loan and Security Agreement dated May 23, 2008 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank, Relationship Funding Company, LLC and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 2, 2008)

4.26
Backup Servicing Agreement dated May 23, 2008 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 2, 2008)

4.27
Contribution Agreement dated May 23, 2008 between the Company and CAC Warehouse Funding III, LLC (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 2, 2008)

4.28
Intercreditor Agreement dated May 23, 2008 among the Company, CAC Warehouse Funding Corporation II, Credit Acceptance Funding LLC 2006-2, Credit Acceptance Auto Dealer Loan Trust 2006-2, Credit Acceptance Funding LLC 2007-1, Credit Acceptance Auto Dealer Loan Trust 2007-1, Credit Acceptance Funding LLC 2007-2, Credit Acceptance Auto Dealer Loan Trust 2007-2, Credit Acceptance Funding LLC 2008-1, Credit Acceptance Auto Loan Trust 2008-1, CAC Warehouse Funding III, LLC, Wachovia Capital Markets, LLC, as agent, Deutsche Bank Trust Company Americas, as agent, Wells Fargo Bank, National Association, as agent, Comerica Bank, as agent, and Fifth Third Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 2, 2008)

4.29
Second Amendment dated as of August 27, 2008, to the Certificate Funding Agreement dated September 20, 2006, among the Company, Credit Acceptance Residual Funding LLC, Wachovia Bank, National Association, Variable Funding Capital Company LLC, and Wachovia Capital Markets, LLC (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 29, 2008)

4.30
Third Amendment, dated as of July 31, 2008, to Intercreditor Agreement dated as of December 15, 1998, among Comerica Bank, as collateral agent, and various lenders and note holders (incorporated by reference to an exhibit to  the Company’s Form 10-Q for the quarterly period ended September 30, 2008)

4.31
First Amendment to Loan and Security Agreement, dated as of August 31, 2009 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank and Relationship Funding Company, LLC (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 31, 2009)

4.32
Indenture, dated December 3, 2009, between Credit Acceptance Auto Loan Trust 2009-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K dated December 9, 2009)

4.33
Sale and Servicing Agreement dated December 3, 2009, among the Company, Credit Acceptance Auto Loan Trust 2009-1, Credit Acceptance Funding LLC 2009-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K dated December 9, 2009)

4.34
Backup Servicing Agreement dated December 3, 2009, among the Company, Credit Acceptance Funding LLC 2009-1, Credit Acceptance Auto Loan Trust 2009-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K dated December 9, 2009)

4.35
Amended and Restated Trust Agreement dated December 3, 2009, between Credit Acceptance Funding LLC 2009-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K dated December 9, 2009)

4.36
Sale and Contribution Agreement dated December 3, 2009, between the Company and Credit Acceptance Funding LLC 2009-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K dated December 9, 2009)

4.37
Intercreditor Agreement dated December 3, 2009, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding III, LLC, Credit Acceptance Funding LLC 2008-1, Credit Acceptance Funding LLC 2009-1, Credit Acceptance Auto Loan Trust 2008-1, Credit Acceptance Auto Loan Trust 2009-1, Wells Fargo Securities, LLC, as agent, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K dated December 9, 2009)

4.38
Indenture, dated as of February 1, 2010, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 5, 2010)

4.39
Registration Rights Agreement, dated February 1, 2010, among the Company, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of the Company’s 9.125% First Priority Senior Secured Notes due 2017 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 5, 2010)

4.40
Fourth Amended and Restated Security Agreement, dated as of February 1, 2010, among the Company, the other Debtors party thereto and Comerica Bank, as collateral agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 5, 2010)

4.41
Fourth Amended and Restated Loan and Security Agreement, dated as of June 16, 2010 among the Company, CAC Warehouse Funding Corporation II, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 18, 2010)

4.42
Second Amended and Restated Contribution Agreement, dated as of June 16, 2010, between the Company and CAC Warehouse Funding Corporation II (incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2010)

4.43
Second Amendment to Loan and Security Agreement, dated as of September 10, 2010 among the Company, CAC Warehouse Funding III, LLC, and Fifth Third Bank (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 10, 2010)

4.44
Indenture, dated November 4, 2010, between Credit Acceptance Auto Loan Trust 2010-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 8, 2010)

4.45
Sale and Servicing Agreement dated November 4, 2010, among the Company, Credit Acceptance Auto Loan Trust 2010-1, Credit Acceptance Funding LLC 2010-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 8, 2010)

4.46
Backup Servicing Agreement dated November 4, 2010, among the Company, Credit Acceptance Funding LLC 2010-1, Credit Acceptance Auto Loan Trust 2010-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 8, 2010)

4.47
Amended and Restated Trust Agreement dated November 4, 2010, between Credit Acceptance Funding LLC 2010-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 8, 2010)

4.48
Sale and Contribution Agreement dated November 4, 2010, between the Company and Credit Acceptance Funding LLC 2010-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 8, 2010)

4.49
Intercreditor Agreement dated November 4, 2010, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding III, LLC, Credit Acceptance Funding LLC 2010-1, Credit Acceptance Funding LLC 2009-1, Credit Acceptance Auto Loan Trust 2010-1, Credit Acceptance Auto Loan Trust 2009-1, Wells Fargo Securities, LLC, as agent, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 8, 2010)

4.50
First Supplemental Indenture, dated as of March 3, 2011, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated March 3, 2011)

4.51
Registration Rights Agreement, dated March 3, 2011, among the Credit Acceptance Corporation, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of the Company’s 9.125% First Priority Senior Secured Notes due 2017 issued on March 3, 2011 (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated March 3, 2011)

4.52
Fifth Amended and Restated Credit Agreement, dated as of June 17, 2011, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated June 22, 2011)

4.53
Amendment No. 1, dated as of June 17, 2011, to Fourth Amended and Restated Loan and Security Agreement dated as of June 16, 2010 among the Company, CAC Warehouse Funding Corporation II, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated June 22, 2011)

4.54
Loan and Security Agreement dated as of August 19, 2011 among the Company, CAC Warehouse Funding LLC IV, BMO Capital Markets Corp., Bank of Montreal and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated August 24, 2011)

4.55
Backup Servicing Agreement dated as of August 19, 2011 among the Company, CAC Warehouse Funding LLC IV, Wells Fargo Bank, National Association, Bank of Montreal and BMO Capital Markets Corp. (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated August 24, 2011)

4.56
Sale and Contribution Agreement dated as of August 19, 2011 between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated August 24, 2011)

4.57
Indenture dated October 6, 2011, between Credit Acceptance Auto Loan Trust 2011-1 and Wells Fargo Bank, National  Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2011)

4.58
Sale and Servicing Agreement dated October 6, 2011, among the Company, Credit Acceptance Auto Loan Trust 2011-1, Credit Acceptance Funding LLC 2011-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2011)

4.59
Backup Servicing Agreement dated October 6, 2011, among the Company, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Auto Loan Trust 2011-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2011)

4.60
Amended and Restated Trust Agreement dated October 6, 2011, between Credit Acceptance Funding LLC 2011-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2011)

4.61
Sale and Contribution Agreement dated October 6, 2011, between the Company and Credit Acceptance Funding LLC 2011-1 (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2011)

4.62
Amended and Restated Intercreditor Agreement dated October 6, 2011, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding III, LLC, CAC Warehouse Funding LLC IV, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Funding LLC 2010-1, Credit Acceptance Funding LLC 2009-1, Credit Acceptance Auto Loan Trust 2011-1, Credit Acceptance Auto Loan Trust 2010-1, Credit Acceptance Auto Loan Trust 2009-1, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, Bank of Montreal, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2011)

4.63
Amendment No. 2 to Sale and Servicing Agreement, dated as of December 14, 2011, among the Company, Credit Acceptance Auto Loan Trust 2010-1, Credit Acceptance Funding LLC 2010-1, and Wells Fargo Bank, National Association

4.64	Supplemental Indenture No. 2, dated as of December 14, 2011, between Credit Acceptance Auto Loan Trust 2010-1 and Wells Fargo Bank, National Association

4.65
Amended and Restated Intercreditor Agreement, dated as of February 1, 2010, among Credit Acceptance Corporation, the other Grantors party thereto, representatives of the Secured Parties thereunder and Comerica Bank, as administrative agent under the Original Credit Agreement (as defined therein) and as collateral agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 5, 2010)

Note:
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

10.1	Form of Servicing Agreement, as of April 2003 (incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2003)
10.2	Purchase Program Agreement Recitals, as of April 2007 (incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2007)
10.3
Credit Acceptance Corporation 1992 Stock Option Plan, as amended and restated May 1999 (incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1999)*

10.4	Credit Acceptance Corporation Director Stock Option Plan (incorporated by reference to an exhibit to the Company’s Form 10-K Annual Report for the year ended December 31, 2001)
10.5	Form of Restricted Stock Grant Agreement (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K dated March 2, 2005)*
10.6	Incentive Compensation Bonus Formula for 2005 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K dated April 4, 2005)*
10.7	Form of Restricted Stock Grant Agreement, dated February 22, 2007 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 28, 2007)*
10.8
Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated February 22, 2007 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 28, 2007)*

10.9	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated October 2, 2008 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated October 7, 2008)*
10.10
Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated November 13, 2008 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 19, 2008)*

10.11
Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated November 13, 2008 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 19, 2008)*

10.12	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated March 27, 2009 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 2, 2009)*
10.13
Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, April 6, 2009 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, dated April 10, 2009)*

10.14	Form of Credit Acceptance Corporation Restricted Stock Unit Award Agreement (incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2009)*
10.15
Form of Credit Acceptance Corporation Board of Directors Restricted Stock Unit Award Agreement (incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2009)*

21	Schedule of Credit Acceptance Corporation Subsidiaries.
23	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(INS)	XBRL Instance Document. **
101(SCH)	XBRL Taxonomy Extension Schema Document. **
101(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document. **
101(DEF)	XBRL Taxonomy Extension Definition Linkbase Document. **
101(LAB)	XBRL Taxonomy Label Linkbase Document. **
101(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document. **

*	Management compensatory contracts and arrangements

**
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.