Form 10-Q
period 2012-03-31
CREDIT ACCEPTANCE CORP
filed 2012-05-02
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

The number of shares of Common Stock, par value $0.01, outstanding on April 20, 2012 was 25,627,655.

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	As of
	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS:
Cash and cash equivalents	$4,691	$4,657
Restricted cash and cash equivalents	160,069	104,679
Restricted securities available for sale	819	810

Loans receivable (including $5,291 and $4,949 from affiliates as of March 31, 2012 and December 31, 2011, respectively)	1,897,169	1,752,891
Allowance for credit losses	(159,373)	(154,318)
Loans receivable, net	1,737,796	1,598,573

Property and equipment, net	21,168	18,472
Income taxes receivable	406	506
Other assets	30,084	30,901
Total Assets	$1,955,033	$1,758,598

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$107,325	$95,858
Revolving secured line of credit	173,600	43,900
Secured financing	604,550	599,281
Mortgage note	4,227	4,288
Senior notes	350,354	350,378
Deferred income taxes, net	129,388	123,449
Income taxes payable	13,023	1,493
Total Liabilities	1,382,467	1,218,647

Commitments and Contingencies - See Note 13

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 80,000 shares authorized, 25,628 and 25,624 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	256	256
Paid-in capital	40,760	38,801
Retained earnings	531,540	500,888
Accumulated other comprehensive income	10	6
Total Shareholders' Equity	572,566	539,951
Total Liabilities and Shareholders' Equity	$1,955,033	$1,758,598

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)	For the Three Months Ended March 31,
	2012	2011
Revenue:
Finance charges	$126,066	$106,503
Premiums earned	10,770	8,543
Other income	5,568	8,466
Total revenue	142,404	123,512
Costs and expenses:
Salaries and wages	19,404	16,071
General and administrative	7,409	5,633
Sales and marketing	7,753	6,409
Provision for credit losses	5,247	8,916
Interest	15,212	12,623
Provision for claims	8,552	6,599
Total costs and expenses	63,577	56,251
Income before provision for income taxes	78,827	67,261
Provision for income taxes	28,489	24,070
Net income	$50,338	$43,191

Net income per share:
Basic	$1.92	$1.59
Diluted	$1.92	$1.57

Weighted average shares outstanding:
Basic	26,158	27,196
Diluted	26,284	27,489

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In thousands)	For the Three Months Ended March 31,
	2012	2011

Net income	$50,338	$43,191
Other comprehensive income, net of tax:
Unrealized loss on derivatives qualifying as hedges
Unrealized loss on cash flow hedge, net of tax of $0 and $3 for 2012 and 2011, respectively	–	(5)
Less: reclassification adjustment for loss on cash flow hedge included in net income, net of tax of $0 and $(25) for 2012 and 2011, respectively	–	44
Unrealized gain on available for sale securities
Unrealized gain on securities, net of tax of $(5) and $0 for 2012 and 2011, respectively	4	3
Less: reclassification adjustment for gain on sale of securities included in net income, net of tax of $0 and $0 for 2012 and 2011, respectively	–	(1)
Other comprehensive income	4	41
Comprehensive income	$50,342	$43,232

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	For the Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$50,338	$43,191
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	5,247	8,916
Depreciation	1,237	1,025
Amortization	1,605	1,463
Loss on retirement of property and equipment	–	4
Provision for deferred income taxes	5,934	(5,377)
Stock-based compensation	822	591
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	11,467	21,959
Decrease in income taxes receivable	100	11,294
Increase in income taxes payable	11,530	10,542
Decrease (increase) in other assets	990	(7,537)
Net cash provided by operating activities	89,270	86,071
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(55,390)	(14,834)
Purchases of restricted securities available for sale	–	(303)
Maturities of restricted securities available for sale	–	305
Principal collected on Loans receivable	310,795	253,592
Advances to Dealer-Partners	(374,392)	(336,408)
Purchases of Consumer Loans	(34,789)	(32,726)
Accelerated payments of Dealer Holdback	(12,914)	(12,045)
Payments of Dealer Holdback	(33,205)	(15,574)
Net decrease (increase) in other loans	35	(230)
Purchases of property and equipment	(3,933)	(1,582)
Net cash used in investing activities	(203,793)	(159,805)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	607,500	489,000
Repayments under revolving secured line of credit	(477,800)	(492,900)
Proceeds from secured financing	492,350	150,000
Repayments of secured financing	(487,081)	(51,500)
Principal payments under mortgage note and capital lease obligations	(61)	(58)
Proceeds from sale of senior notes	–	106,000
Payments of debt issuance costs	(1,802)	(3,028)
Repurchase of common stock	(19,999)	(126,675)
Proceeds from stock options exercised	172	1,915
Tax benefits from stock-based compensation plans	1,278	1,773
Net cash provided by financing activities	114,557	74,527
Net increase in cash and cash equivalents	34	793
Cash and cash equivalents, beginning of period	4,657	3,792
Cash and cash equivalents, end of period	$4,691	$4,585

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$13,413	$10,867
Cash paid during the period for income taxes	$9,665	$6,306

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.  The consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”).

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2012 for items that could potentially be recognized or disclosed in these financial statements.  We did not identify any items which would require disclosure in or adjustment to the financial statements.

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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2011	92.9%	7.1%
June 30, 2011	92.1%	7.9%
September 30, 2011	92.3%	7.7%
December 31, 2011	92.6%	7.4%
March 31, 2012	93.3%	6.7%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

2.           DESCRIPTION OF BUSINESS – (Concluded)

Program Enrollment

Dealer-Partners may enroll in our program by choosing one of our two enrollment options (referred to as “Option A” and “Option B”).  In recent years, the terms of Option A have remained consistent while the terms of Option B have varied.  The following table summarizes the terms of our enrollment options:

Effective Period	Option A	Option B
Since June 1, 2011	Upfront, one-time fee of $9,850	Agreement to allow us to retain 50% of their first accelerated Dealer Holdback payment
From September 1, 2009 to May 31, 2011	Upfront, one-time fee of $9,850	Upfront, one-time fee of $1,950 and agreement to allow us to retain 50% of their first accelerated Dealer Holdback payment

For Dealer-Partners enrolling in our program, access to the Purchase Program is typically only granted after the first accelerated Dealer Holdback payment has been received under the Portfolio Program.

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

Future collections on Dealer Loans are forecasted based on the historical performance of Consumer Loans with similar characteristics, adjusted for recent trends in payment patterns.  Dealer Holdback is forecasted based on the expected future collections and current advance balance of each Dealer Loan.  Cash flows from any individual Dealer Loan are often different than estimated cash flows at the time of assignment.  If such difference is favorable, the difference is recognized prospectively into income over the remaining life of the Dealer Loan through a yield adjustment.  If such difference is unfavorable, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  Because differences between estimated cash flows at the time of assignment and actual cash flows occur often, an allowance is required for a significant portion of our Dealer Loan portfolio.  An allowance for credit losses does not necessarily indicate that a Dealer Loan is unprofitable, and during the last several years, very seldom were cash flows from a Dealer Loan insufficient to repay the initial amounts advanced to the Dealer-Partner.

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

Forecast Methodology Changes and Modifications.  For the three months ended March 31, 2012 and 2011, we did not make any methodology changes or significant modifications to our forecasts of future collections on Consumer Loans that had a material impact on our financial results.

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

(In thousands)	For the Three Months Ended March 31,
	2012	2011
Net assumed written premiums	$16,290	$14,386
Net premiums earned	10,770	8,543
Provision for claims	8,552	6,599
Amortization of capitalized acquisition costs	279	213

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In thousands)		As of
	Balance Sheet location	March 31, 2012	December 31, 2011
Trust assets	Restricted cash and cash equivalents	$46,423	$42,026
Unearned premium	Accounts payable and accrued liabilities	37,855	32,335
Claims reserve (1)	Accounts payable and accrued liabilities	1,406	1,297

(1)	The claims reserve is estimated based on historical claims experience.

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.  As of March 31, 2012 and December 31, 2011, we had $4.1 million in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents increased to $160.1 million as of March 31, 2012 from $104.7 million as of December 31, 2011.  The following table summarizes restricted cash and cash equivalents:

(In thousands)	As of
	March 31, 2012	December 31, 2011
Cash related to secured financings	$113,526	$62,536
Cash held in trusts for future vehicle service contract claims (1)	46,543	42,143
Total restricted cash and cash equivalents	$160,069	$104,679

(1)
The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.  As of March 31, 2012, the outstanding cash balance includes $46,423 related to VSC Re and $120 related to a discontinued profit sharing arrangement.  As of December 31, 2011, the outstanding cash balance includes $42,026 related to VSC Re and $117 related to a discontinued profit sharing arrangement.

As of March 31, 2012 and December 31, 2011, we had $101.4 million and $97.5 million, respectively, in restricted cash and cash equivalents that was not insured by the FDIC.

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

Restricted securities available for sale consisted of the following:

(In thousands)	As of March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$804	$17	$(2)	$819

(In thousands)	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$804	$13	$(7)	$810

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	As of
	March 31, 2012		December 31, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Contractual Maturity
Within one year	$45	$44	$45	$44
Over one year to five years	759	775	759	766
Total restricted securities available for sale	$804	$819	$804	$810

Deferred Debt Issuance Costs

As of March 31, 2012 and December 31, 2011, deferred debt issuance costs were $18.2 million and $18.1 million, respectively, and are included in other assets in the consolidated balance sheets. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for asset-backed secured financings (“Term ABS”) and 9.125% First Priority Senior Secured Notes due 2017 (“Senior Notes”) and the straight-line method for lines of credit and revolving secured warehouse (“Warehouse”) facilities.

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

New Accounting Updates

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26, which amends Topic 944 (Financial Services – Insurance).  ASU No. 2010-26 is intended to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments specify which costs incurred in the acquisition of new and renewal contracts should be capitalized.  ASU No. 2010-26 is effective for fiscal years beginning after December 15, 2011. While the guidance in this ASU is required to be applied prospectively upon adoption, retrospective application is also permitted (to all prior periods presented). Early adoption is also permitted, but only at the beginning of an entity’s annual reporting period.  The adoption of ASU No. 2010-26 on January 1, 2012 did not have a material impact on our consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May 2011, the FASB issued ASU No. 2011-04 which amends Topic 820 (Fair Value Measurement). ASU No. 2011-04 is intended to provide a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU No. 2011-04 include changes regarding how and when the valuation premise of highest and best use applies, the application of premiums and discounts, and new required disclosures. ASU No. 2011-04 is to be applied prospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2011 with early adoption prohibited. The adoption of ASU No. 2011-04 on January 1, 2012 did not have a material impact on our consolidated financial statements, but expanded our disclosures related to fair value measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

4.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In thousands)	As of March 31, 2012
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,652,065	$245,104	$1,897,169
Allowance for credit losses	(148,225)	(11,148)	(159,373)
Loans receivable, net	$1,503,840	$233,956	$1,737,796

(In thousands)	As of December 31, 2011
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,506,539	$246,352	$1,752,891
Allowance for credit losses	(141,712)	(12,606)	(154,318)
Loans receivable, net	$1,364,827	$233,746	$1,598,573

A summary of changes in Loans receivable is as follows:

(In thousands)	For the Three Months Ended March 31, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,506,539	$246,352	$1,752,891
New Consumer Loan assignments (1)	374,392	34,789	409,181
Principal collected on Loans receivable	(269,650)	(41,145)	(310,795)
Accelerated Dealer Holdback payments	12,914	–	12,914
Dealer Holdback payments	33,205	–	33,205
Transfers (2)	(5,179)	5,179	–
Write-offs	(663)	(98)	(761)
Recoveries (3)	542	27	569
Net change in other loans	(35)	–	(35)
Balance, end of period	$1,652,065	$245,104	$1,897,169

(In thousands)	For the Three Months Ended March 31, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,082,039	$262,842	$1,344,881
New Consumer Loan assignments (1)	336,408	32,726	369,134
Principal collected on Loans receivable	(208,459)	(45,133)	(253,592)
Accelerated Dealer Holdback payments	12,045	–	12,045
Dealer Holdback payments	15,574	–	15,574
Transfers (2)	(4,596)	4,596	–
Write-offs	(351)	(78)	(429)
Recoveries (3)	497	16	513
Net change in other loans	230	–	230
Balance, end of period	$1,233,387	$254,969	$1,488,356

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

The excess of expected net cash flows over the carrying value of the Loans is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In thousands)	For the Three Months Ended March 31, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$508,046	$120,082	$628,128
New Consumer Loan assignments (1)	157,636	16,112	173,748
Finance charge income	(105,652)	(20,414)	(126,066)
Forecast changes	3,504	670	4,174
Transfers (2)	(2,430)	3,908	1,478
Balance, end of period	$561,104	$120,358	$681,462

(In thousands)	For the Three Months Ended March 31, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$351,569	$124,520	$476,089
New Consumer Loan assignments (1)	151,360	17,717	169,077
Finance charge income	(84,568)	(21,935)	(106,503)
Forecast changes	6,889	326	7,215
Transfers (2)	(2,113)	3,607	1,494
Balance, end of period	$423,137	$124,235	$547,372

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

Additional information related to new Consumer Loan assignments is as follows:

(In thousands)	For the Three Months Ended March 31, 2012
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$575,982	$71,185	$647,167
Expected net cash flows at the time of assignment (2)	532,028	50,901	582,929
Fair value at the time of assignment (3)	374,392	34,789	409,181

(In thousands)	For the Three Months Ended March 31, 2011
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$522,980	$68,487	$591,467
Expected net cash flows at the time of assignment (2)	487,768	50,443	538,211
Fair value at the time of assignment (3)	336,408	32,726	369,134

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

4.           LOANS RECEIVABLE – (Continued)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 3 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of March 31, 2012, with the forecasts as of December 31, 2011, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	March 31, 2012	December 31, 2011	Initial Forecast	December 31, 2011	Initial Forecast
2003	73.7%	73.7%	72.0%	0.0%	1.7%
2004	73.0%	73.0%	73.0%	0.0%	0.0%
2005	73.6%	73.6%	74.0%	0.0%	-0.4%
2006	70.0%	70.0%	71.4%	0.0%	-1.4%
2007	68.1%	68.1%	70.7%	0.0%	-2.6%
2008	70.1%	70.0%	69.7%	0.1%	0.4%
2009	79.5%	79.4%	71.9%	0.1%	7.6%
2010	76.9%	76.8%	73.6%	0.1%	3.3%
2011	73.0%	73.2%	72.5%	-0.2%	0.5%

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

(In thousands)	As of March 31, 2012
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$529,085	$189,572	$718,657	$1,122,980	$55,532	$1,178,512
Allowance for credit losses	–	–	–	(148,225)	(11,148)	(159,373)
Loans receivable, net	$529,085	$189,572	$718,657	$974,755	$44,384	$1,019,139

(In thousands)	As of December 31, 2011
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$511,926	$192,502	$704,428	$994,613	$53,850	$1,048,463
Allowance for credit losses	–	–	–	(141,712)	(12,606)	(154,318)
Loans receivable, net	$511,926	$192,502	$704,428	$852,901	$41,244	$894,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

4.           LOANS RECEIVABLE – (Concluded)

A summary of changes in the allowance for credit losses is as follows:

(In thousands)	For the Three Months Ended March 31, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$141,712	$12,606	$154,318
Provision for credit losses	6,634	(1,387)	5,247
Write-offs	(663)	(98)	(761)
Recoveries (1)	542	27	569
Balance, end of period	$148,225	$11,148	$159,373

(In thousands)	For the Three Months Ended March 31, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,227	$13,641	$126,868
Provision for credit losses	9,428	(512)	8,916
Write-offs	(351)	(78)	(429)
Recoveries (1)	497	16	513
Balance, end of period	$122,801	$13,067	$135,868

(1)	Represents collections received on previously written off Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings and (4) Senior Notes.  General information for each of our financing transactions in place as of March 31, 2012 is as follows:

(Dollars in thousands)
Financings	Wholly-owned Subsidiary	Close Date	Maturity Date		Financing Amount	Interest Rate as of March 31, 2012
Revolving Secured Line of Credit	n/a	06/17/2011	06/22/2014		$205,000	At our option, either LIBOR plus 225 basis points or the prime rate plus 125 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	06/17/2011	06/17/2014	(2)	$325,000	Commercial paper rate plus 275 basis points or LIBOR plus 375 basis points (3) (4)
Warehouse Facility III (1)	CAC Warehouse Funding III, LLC	09/10/2010	09/10/2013	(5)	$75,000	Commercial paper rate plus 160 basis points or LIBOR plus 160 basis points (3) (4)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	08/19/2011	02/19/2014	(2)	$75,000	LIBOR plus 275 basis points (4)
Term ABS 2010-1 (1)	Credit Acceptance Funding LLC 2010-1	11/04/2010	10/15/2012	(2)	$100,500	Fixed rate
Term ABS 2011-1 (1)	Credit Acceptance Funding LLC 2011-1	10/06/2011	09/16/2013	(2)	$200,500	Fixed rate
Term ABS 2012-1 (1)	Credit Acceptance Funding LLC 2012-1	03/29/2012	03/17/2014	(2)	$201,250	Fixed rate
Senior Notes	n/a	(6)	02/01/2017		$350,000	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.
(2)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.
(3)	The LIBOR rate is used if funding is not available from the commercial paper market.
(4)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.
(5)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2014 will be due.
(6)	The close dates associated with the issuance of $250.0 million and $100.0 million of the Senior Notes were on February 1, 2010 and March 3, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Continued)

Additional information related to the amounts outstanding on each facility is as follows:

(In thousands)	For the Three Months Ended March 31,
	2012	2011
Revolving Secured Line of Credit
Maximum outstanding balance	$185,500	$149,700
Average outstanding balance	102,681	86,538

Warehouse Facility II
Maximum outstanding balance	$177,200	$180,600
Average outstanding balance	158,870	124,633

Warehouse Facility III
Maximum outstanding balance	$73,000	$40,000
Average outstanding balance	67,301	35,489

Warehouse Facility IV
Maximum outstanding balance	$39,600	$–
Average outstanding balance	37,905	–

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Continued)

(Dollars in thousands)	As of
	March 31, 2012	December 31, 2011
Revolving Secured Line of Credit
Balance outstanding	$173,600	$43,900
Amount available for borrowing (1)	31,400	161,100
Interest rate	2.50%	2.55%

Warehouse Facility II
Balance outstanding	$7,000	$163,200
Amount available for borrowing (1)	318,000	161,800
Loans pledged as collateral	119,667	242,119
Restricted cash and cash equivalents pledged as collateral	7,513	6,117
Interest rate	2.93%	2.99%

Warehouse Facility III
Balance outstanding	$57,700	$70,000
Amount available for borrowing (1)	17,300	5,000
Loans pledged as collateral	86,019	91,601
Restricted cash and cash equivalents pledged as collateral	5,004	3,321
Interest rate	1.84%	1.89%

Warehouse Facility IV
Balance outstanding	$37,600	$37,500
Amount available for borrowing (1)	37,400	37,500
Loans pledged as collateral	60,296	62,260
Restricted cash and cash equivalents pledged as collateral	3,254	2,188
Interest rate	2.99%	3.05%

Term ABS 2009-1
Balance outstanding	$–	$27,581
Loans pledged as collateral	–	105,209
Restricted cash and cash equivalents pledged as collateral	410	13,526
Interest rate	–	5.68%

Term ABS 2010-1
Balance outstanding	$100,500	$100,500
Loans pledged as collateral	125,609	125,541
Restricted cash and cash equivalents pledged as collateral	17,493	14,116
Interest rate	2.36%	2.36%

Term ABS 2011-1
Balance outstanding	$200,500	$200,500
Loans pledged as collateral	250,186	248,167
Restricted cash and cash equivalents pledged as collateral	29,028	23,268
Interest rate	2.90%	2.90%

Term ABS 2012-1
Balance outstanding	$201,250	$–
Loans pledged as collateral	248,752	–
Restricted cash and cash equivalents pledged as collateral	50,824	–
Interest rate	2.38%	–

Senior Notes
Balance outstanding (2)	$350,354	$350,378
Interest rate	9.13%	9.13%

(1)	Availability may be limited by the amount of assets pledged as collateral.
(2)	As of March 31, 2012 and December 31, 2011, the outstanding balance presented for the Senior Notes includes a net unamortized debt premium of $0.4 million.

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

Term ABS Financings

In 2009, 2010, 2011 and 2012, four of our wholly-owned subsidiaries (the “Funding LLCs”), completed secured financing transactions with qualified institutional investors.  In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC.  In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors.  The Term ABS 2009-1, 2010-1, 2011-1 and 2012-1 transactions each consist of three classes of notes.  The Class A and Class B Notes for each Term ABS financing bear interest.  The Class C Notes for each Term ABS financing do not bear interest and have been retained by us.

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

The table below sets forth certain additional details regarding the outstanding Term ABS Financings:

(Dollars in thousands)
Term ABS Financings	Close Date	Net Book Value of Dealer Loans Contributed at Closing	Revolving Period
Term ABS 2010-1	November 4, 2010	$126,751	24 months (Through October 15, 2012)
Term ABS 2011-1	October 6, 2011	$250,827	24 months (Through September 16, 2013)
Term ABS 2012-1	March 29, 2012	$251,681	24 months (Through March 17, 2014)

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

The Senior Notes are guaranteed on a senior secured basis by the Guarantors, which are also guarantors of obligations under our revolving secured line of credit facility.  Other existing and future subsidiaries of ours may become guarantors of the Senior Notes.  The Senior Notes and the Guarantors’ Senior Note guarantees are secured on a first-priority basis (subject to specified exceptions and permitted liens), together with all indebtedness outstanding from time to time under the revolving secured line of credit facility and, under certain circumstances, certain future indebtedness, by a security interest in substantially all of our assets and those of the Guarantors, subject to certain exceptions such as real property, cash (except to the extent it is deposited with the collateral agent), certain leases, and equity interests of our subsidiaries (other than those of specified subsidiaries including the Guarantors).  Our assets and those of the Guarantors securing the Senior Notes and the Senior Note guarantees will not include our assets transferred to special purpose subsidiaries in connection with Warehouse facilities and Term ABS financings and will generally be the same as the collateral securing indebtedness under the revolving secured line of credit facility and, under certain circumstances, certain future indebtedness, subject to certain limited exceptions as provided in the security and intercreditor agreements related to the revolving secured line of credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Concluded)

Debt Covenants

As of March 31, 2012, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of March 31, 2012, we were in compliance with all such covenants.  As of the end of the quarter, we were also in compliance with our covenants under the Indenture.  The Indenture includes covenants that limit the maximum ratio of our funded debt to tangible net worth and also require a minimum collateral coverage ratio.

6.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on our Warehouse facilities.  The following table provides the terms of our interest rate cap agreements that were in effect as of both March 31, 2012 and December 31, 2011:

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

Information related to the fair values of derivative instruments in our consolidated balance sheets as of March 31, 2012 and December 31, 2011 is as follows:

(In thousands)		Fair Value as of
	Balance Sheet location	March 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate caps	Other assets	$2	$16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DERIVATIVE AND HEDGING INSTRUMENTS – (Concluded)

Information related to the effect of derivative instruments designated as hedging instruments in our consolidated financial statements for the three months ended March 31, 2012 and 2011 is as follows:

(In thousands)
Derivatives in Cash Flow Hedging Relationships	(Loss) / Gain Recognized in OCI on Derivative (Effective Portion)		(Loss) / Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2012	2011	Location	2012	2011
Interest rate swap	$–	$(8)	Interest expense	$–	$(69)

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the three months ended March 31, 2012 and 2011 is as follows:

(In thousands)
Derivatives Not Designated as Hedging Instruments		Amount of (Loss) / Gain Recognized in Income on Derivatives
		For the Three Months Ended March 31,
	Location	2012	2011
Interest rate caps	Interest expense	$(14)	$(20)

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

Liabilities.  The fair values of our Term ABS financings and our Senior Notes are determined using quoted market prices.  For our Revolving Secured Line of Credit, our Warehouse Facilities and our mortgage note, the fair values are calculated using the estimated value of each debt instrument based on current rates for debt with similar risk profiles and maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In thousands)
	As of March 31, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$4,691	$4,691	$4,657	$4,657
Restricted cash and cash equivalents	160,069	160,069	104,679	104,679
Restricted securities available for sale	819	819	810	810
Net investment in Loans receivable	1,737,796	1,754,610	1,598,573	1,615,009
Derivative instruments	2	2	16	16

Liabilities
Revolving secured line of credit	$173,600	$173,600	$43,900	$43,900
Secured financing	604,550	608,006	599,281	598,622
Mortgage note	4,227	4,227	4,288	4,288
Senior notes	350,354	378,000	350,378	365,500

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS – (Concluded)

The following table provides the level of measurement used to determine the fair value for each of our financial instruments on a recurring basis, as of March 31, 2012 and December 31, 2011:

(In thousands)
	As of March 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$4,691	$–	$–	$4,691
Restricted cash and cash equivalents	160,069	–	–	160,069
Restricted securities available for sale	819	–	–	819
Net investment in Loans receivable	–	–	1,754,610	1,754,610
Derivative instruments	–	2	–	2

Liabilities
Revolving secured line of credit	$–	$173,600	$–	$173,600
Secured financing	–	608,006	–	608,006
Mortgage note	–	4,227	–	4,227
Senior notes	378,000	–	–	378,000

(In thousands)
	As of December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$4,657	$–	$–	$4,657
Restricted cash and cash equivalents	104,679	–	–	104,679
Restricted securities available for sale	810	–	–	810
Net investment in Loans receivable	–	–	1,615,009	1,615,009
Derivative instruments	–	16	–	16

Liabilities
Revolving secured line of credit	$–	$43,900	$–	$43,900
Secured financing	–	598,622	–	598,622
Mortgage note	–	4,288	–	4,288
Senior notes	365,500	–	–	365,500

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

Affiliated Dealer Loan balances were $5.3 million and $4.9 million as of March 31, 2012 and December 31, 2011, respectively.  As of March 31, 2012 and December 31, 2011, affiliated Dealer Loan balances were 0.3% of total consolidated Dealer Loan balances.  A summary of related party Loan activity is as follows:

(In thousands)	For the Three Months Ended March 31,
	2012		2011
	Affiliated Dealer-Partner activity	% of consolidated	Affiliated Dealer-Partner activity	% of consolidated
Dealer Loan revenue	$277	0.3%	$545	0.6%
New Consumer Loan assignments (1)	1,166	0.3%	347	0.1%
Accelerated Dealer Holdback payments	70	0.5%	24	0.2%
Dealer Holdback payments	991	3.0%	465	3.0%

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

9.           INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Three Months Ended March 31,
	2012	2011
U.S. federal statutory rate	35.0%	35.0%
State income taxes	1.4%	1.7%
Changes in reserve for uncertain tax positions as a result of settlements and lapsed statutes and related interest	-0.4%	-1.0%
Other	0.1%	0.1%
Effective tax rate	36.1%	35.8%

The differences between the U.S. federal statutory rate and our effective tax rate are primarily due to state income taxes and reserves for uncertain tax positions and related interest that are included in the provision for income taxes.

    The increase in the effective tax rate for the three months ended March 31, 2012, as compared to 2011, is primarily due to a $0.5 million refund we received in the first quarter of 2011 as part of a resolution of a dispute with the Internal Revenue Service (“IRS”), partially offset by changes in the reserve for uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

(In thousands)	For the Three Months Ended March 31,
	2012	2011
Weighted average shares outstanding:
Common shares	25,636	26,833
Vested restricted stock units	522	363
Basic number of weighted average shares outstanding	26,158	27,196

Dilutive effect of stock options	57	174
Dilutive effect of restricted stock and restricted stock units	69	119
Dilutive number of weighted average shares outstanding	26,284	27,489

For the three months ended March 31, 2012 and 2011, there were 9,558 and 8,842 shares of restricted stock outstanding, respectively, excluded from the calculation of diluted net income per share because the impact would have been anti-dilutive.

11.         STOCK REPURCHASES

On August 5, 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 26, 2012, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of March 31, 2012, we had authorization to repurchase up to $6.2 million of our common stock in addition to the one million shares recently approved by the board.

During the first quarter of 2012, we repurchased 190,843 shares of our common stock in the open market at a cost of $18.7 million.

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

12.         STOCK-BASED COMPENSATION PLANS

On March 26, 2012, our board of directors approved, subject to shareholder approval at the Annual Meeting of Shareholders, an amendment to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”) increasing the number of shares authorized for issuance by 500,000 shares, to 2 million shares.  Pursuant to the Incentive Plan, we can grant restricted stock, restricted stock units, stock options, and performance awards to team members, officers, directors, and contractors at any time prior to March 26, 2022.  The shares available for future grants under the Incentive Plan totaled 331,206 as of March 31, 2012.

On March 26, 2012, the compensation committee of our board of directors approved an award of 310,000 restricted stock units and 190,000 shares of restricted stock to our Chief Executive Officer.  The grant of the restricted stock units is subject to shareholder approval of the increase in the number of shares available for issuance under the Incentive Plan.  The 310,000 restricted stock units and 90,000 shares of restricted stock are eligible to vest over a ten year period beginning in 2012 based on the cumulative improvement in our annual adjusted economic profit, a non-GAAP financial measure.  The remaining 100,000 shares of restricted stock are eligible to vest in equal annual installments over a five year period beginning in 2022 based on the attainment of annual adjusted economic profit targets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

12.         STOCK-BASED COMPENSATION PLANS – (Continued)

A summary of the restricted stock activity under the Incentive Plan for the three months ended March 31, 2012 and 2011 is presented below:

(In thousands)	Number of Shares
	For the Three Months Ended March 31,
Restricted Stock	2012	2011
Outstanding Beginning Balance	48	112
Granted	199	9
Vested	(37)	(63)
Forfeited	(1)	(3)
Outstanding Ending Balance	209	55

The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant.  In addition to the 190,000 shares of restricted stock granted to our Chief Executive Officer in 2012, we grant time-based shares of restricted stock annually to team members based on attaining certain individual and company performance criteria as a part of our annual incentive compensation program.  Based on the terms of individual restricted stock grant agreements, these time-based shares generally vest over a period of three to five years, based on continuous employment.

A summary of the restricted stock unit activity under the Incentive Plan for the three months ended March 31, 2012 and 2011 is presented below:

(In thousands, except per share data)	Nonvested		Vested		Total
Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units
Outstanding as of December 31, 2011	348	$24.06	428	$22.14	776
Granted	313	106.32	–	–	313	(1)
Vested	(143)	21.48	143	21.48	–	(2)
Outstanding as of March 31, 2012	518	$74.45	571	$21.97	1,089

(In thousands, except per share data)	Nonvested		Vested		Total
Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units
Outstanding as of December 31, 2010	521	$19.99	270	$22.94	791
Granted	5	62.20	–	–	5	(3)
Vested	(158)	20.99	158	20.99	–	(4)
Outstanding as of March 31, 2011	368	$20.13	428	$22.22	796

(1)
The distribution date of vested restricted stock units is February 18, 2019 for 3 restricted stock units.  For 310 restricted stock units, the vested restricted stock units will be distributed in equal installments on December 31, 2022, 2023, 2024, 2025 and 2026.

(2)
The distribution date of vested restricted stock units is February 22, 2014 for 60 restricted stock units, February 22, 2016 for 77 restricted stock units and February 22, 2017 for 6 restricted stock units.

(3)	The distribution date of vested restricted stock units is February 22, 2018.
(4)
The distribution date of vested restricted stock units is February 22, 2014 for 60 restricted stock units, February 22, 2016 for 90 restricted stock units and February 22, 2017 for 8 restricted stock units.

     Each restricted stock unit represents and has a value equal to one share of common stock.  The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant.  In addition to the 310,000 restricted stock units granted to our Chief Executive Officer in 2012, we grant performance-based restricted stock units to team members as part of our long-term incentive compensation program.  These restricted stock units will be earned over a five-year period based upon the compounded annual growth rate in our adjusted economic profit, a non-GAAP financial measure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

12.         STOCK-BASED COMPENSATION PLANS – (Concluded)

Stock compensation expense consists of the following:

(In thousands)	For the Three Months Ended March 31,
	2012	2011
Restricted stock	$221	$216
Restricted stock units	601	375
Total	$822	$591

While the restricted stock units and shares of restricted stock are generally expected to vest in equal, annual installments over the corresponding requisite service periods of the grants, the related stock-based compensation expense is not recognized on a straight-line basis over the same periods.  Each installment is accounted for as a separate award and as a result, the fair value of each installment is recognized as stock-based compensation expense on a straight-line basis over the related vesting period.  The following table details how the expenses associated with restricted stock and restricted stock units, which are expected to be recognized over a weighted average period of 3.4 years, will be recorded assuming performance targets are achieved in the periods currently estimated:

(In thousands)
Year	Restricted Stock Units	Restricted Stock	Total Projected Expense (pre-tax)
Remainder of 2012	$7,557	$2,993	$10,550
2013	8,036	3,258	11,294
2014	5,881	2,549	8,430
2015	4,615	2,125	6,740
2016	3,415	1,797	5,212
Thereafter	6,439	8,552	14,991
Total	$35,943	$21,274	$57,217

13.        LITIGATION AND CONTINGENT LIABILITIES

In the normal course of business and as a result of the customer-oriented nature of the industry in which we operate, industry participants are frequently subject to various customer claims and litigation seeking damages and statutory penalties.  The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, customer protection, warranty, debt collection, insurance and other customer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to our repossession and sale of the customer’s vehicle and other debt collection activities.  As the assignee of Consumer Loans originated by Dealer-Partners, we may also be named as a co-defendant in lawsuits filed by customers principally against Dealer-Partners.  We may also have disputes and litigation with Dealer-Partners. The claims may allege, among other theories of liability, that we breached our dealer servicing agreement.  Many of these cases are filed as purported class actions and seek damages in large dollar amounts.  Current actions to which we are a party include the following matters.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data, of our 2011 Annual Report on Form 10-K, as well as Item 1- Consolidated Financial Statements, of this Form 10-Q, which is incorporated herein by reference.

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

For the three months ended March 31, 2012, consolidated net income was $50.3 million, or $1.92 per diluted share, compared to $43.2 million, or $1.57 per diluted share, for the same period in 2011.  The increase in consolidated net income for the three months ended March 31, 2012 was primarily due to an increase in the size of our Loan portfolio.

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio is 2.0:1 as of March 31, 2012.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) Senior Notes.

Consumer Loan Performance

At the time a Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan.  Based on the amount and timing of these forecasts and expected expense levels, an advance or one-time purchase payment is made to the related Dealer-Partner at a price designed to achieve an acceptable return on capital.  If Consumer Loan performance equals or exceeds our initial expectation, it is likely our target return on capital will be achieved.

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of March 31, 2012, with the forecasts as of December 31, 2011, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of			Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	March 31, 2012	December 31, 2011	Initial Forecast	December 31, 2011	Initial Forecast
2003	73.7%	73.7%	72.0%	0.0%	1.7%
2004	73.0%	73.0%	73.0%	0.0%	0.0%
2005	73.6%	73.6%	74.0%	0.0%	-0.4%
2006	70.0%	70.0%	71.4%	0.0%	-1.4%
2007	68.1%	68.1%	70.7%	0.0%	-2.6%
2008	70.1%	70.0%	69.7%	0.1%	0.4%
2009	79.5%	79.4%	71.9%	0.1%	7.6%
2010	76.9%	76.8%	73.6%	0.1%	3.3%
2011	73.0%	73.2%	72.5%	-0.2%	0.5%

Consumer Loans assigned in 2003, 2009 and 2010 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates.  For all other assignment years presented, actual results have been very close to our initial estimates.  For the three months ended March 31, 2012, forecasted collection rates declined for Consumer Loans assigned during 2011 and were generally consistent with expectations at the start of the period for all other assignment years presented.

Forecasting collection rates precisely at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we currently forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2012.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of March 31, 2012
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2003	73.7%	43.4%	30.3%	99.5%
2004	73.0%	44.0%	29.0%	99.4%
2005	73.6%	46.9%	26.7%	99.3%
2006	70.0%	46.6%	23.4%	98.5%
2007	68.1%	46.5%	21.6%	97.1%
2008	70.1%	44.6%	25.5%	94.1%
2009	79.5%	43.9%	35.6%	87.4%
2010	76.9%	44.7%	32.2%	61.5%
2011	73.0%	45.5%	27.5%	27.6%
2012	70.5%	45.0%	25.5%	3.5%

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

The spread between the forecasted collection rate and the advance rate declined during the 2004 through 2007 period as we increased advance rates during this period in response to a more difficult competitive environment.  During 2008 and 2009, the spread increased as the competitive environment improved, and we reduced advance rates.  In addition, during 2009, the spread was positively impacted by better than expected Consumer Loan performance.  During the 2010 through 2012 period, the spread decreased as we increased advance rates during this period in an attempt to maximize the amount of economic profit we generate in response to an increase in the amount of capital available to fund new Loans.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of March 31, 2012 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %
Dealer Loans	2007	68.0%	45.8%	22.2%
	2008	70.6%	43.3%	27.3%
	2009	79.5%	43.5%	36.0%
	2010	76.9%	44.4%	32.5%
	2011	72.9%	45.2%	27.7%
	2012	70.5%	44.7%	25.8%

Purchased Loans	2007	68.3%	49.1%	19.2%
	2008	69.3%	46.7%	22.6%
	2009	79.4%	45.3%	34.1%
	2010	76.9%	46.5%	30.4%
	2011	74.0%	48.3%	25.7%
	2012	70.9%	49.1%	21.8%

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

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last five quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2011	36.7%	59.3%
June 30, 2011	28.7%	41.3%
September 30, 2011	28.6%	40.5%
December 31, 2011	25.3%	32.1%
March 31, 2012	10.6%	10.7%

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

Unit and dollar volumes grew 10.6% and 10.7%, respectively, during the first quarter of 2012 as the number of active Dealer-Partners grew 29.5% and average volume per active Dealer-Partner declined 14.6%.  We believe the decline in volume per Dealer-Partner is the result of increased competition.  Unit volume for the one month ended April 30, 2012 increased by 0.3% as compared to the same period in 2011.

The following table summarizes the changes in Consumer Loan unit volume and active Dealer-Partners:

	For the Three Months Ended March 31,
	2012	2011	% Change
Consumer Loan unit volume	58,796	53,183	10.6%
Active Dealer-Partners (1)	3,594	2,775	29.5%
Average volume per active Dealer-Partner	16.4	19.2	-14.6%

       (1)      Active Dealer-Partners are Dealer-Partners who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealer-Partners:

	For the Three Months Ended March 31,
	2012	2011	% Change
Consumer Loan unit volume from Dealer-Partners active both periods	44,369	48,303	-8.1%
Dealer-Partners active both periods	2,146	2,146	–
Average volume per Dealer-Partners active both periods	20.7	22.5	-8.1%

Consumer Loan unit volume from new Dealer-Partners	4,089	2,177	87.8%
New active Dealer-Partners (1)	554	321	72.6%
Average volume per new active Dealer-Partners	7.4	6.8	8.8%

Attrition (2)	-9.2%	-10.9%

(1)	New active Dealer-Partners are Dealer-Partners who enrolled in our program and have received funding for their first Loan from us during the period.
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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Three Months Ended March 31,
	2012	2011
Dealer Loan unit volume as a percentage of total unit volume	93.3%	92.9%
Dealer Loan dollar volume as a percentage of total dollar volume (1)	91.5%	91.1%

(1)
Represents advances paid to Dealer-Partners on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealer-Partners to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

For the three months ended March 31, 2012, new Dealer Loan unit and dollar volume as a percentage of total unit and dollar volume were generally consistent with the same period in 2011.

As of March 31, 2012 and December 31, 2011, the net Dealer Loans receivable balance was 86.5% and 85.4%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(In thousands, except per share data)	For the Three Months Ended March 31,
	2012	2011	% Change
Revenue:
Finance charges	$126,066	$106,503	18.4%
Premiums earned	10,770	8,543	26.1%
Other income	5,568	8,466	-34.2%
Total revenue	142,404	123,512	15.3%
Costs and expenses:
Salaries and wages	19,404	16,071	20.7%
General and administrative	7,409	5,633	31.5%
Sales and marketing	7,753	6,409	21.0%
Provision for credit losses	5,247	8,916	-41.2%
Interest	15,212	12,623	20.5%
Provision for claims	8,552	6,599	29.6%
Total costs and expenses	63,577	56,251	13.0%
Income before provision for income taxes	78,827	67,261	17.2%
Provision for income taxes	28,489	24,070	18.4%
Net income	50,338	43,191	16.5%

Net income per share:
Basic	$1.92	$1.59
Diluted	$1.92	$1.57

Weighted average shares outstanding:
Basic	26,158	27,196
Diluted	26,284	27,489

The following table highlights changes in net income for the three months ended March 31, 2012, as compared to 2011:

(In thousands)	Change
Net income for the three months ended March 31, 2011	$43,191
Increase in finance charges	19,563
Increase in premiums earned	2,227
Decrease in other income	(2,898)
Increase in operating expenses (1)	(6,453)
Decrease in provision for credit losses	3,669
Increase in interest	(2,589)
Increase in provision for claims	(1,953)
Increase in provision for income taxes	(4,419)
Net income for the three months ended March 31, 2012	$50,338

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the three months ended March 31, 2012, finance charges increased $19.6 million, or 18.4%, as compared to the same period in 2011.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in thousands)	For the Three Months Ended March 31,
	2012	2011	Change
Average net Loans receivable balance	$1,649,743	$1,258,789	$390,954
Average yield on our Loan portfolio	30.6%	33.8%	-3.2%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended March 31, 2012:

(In thousands)	Year over Year Change
Impact on finance charges:	For the Three Months Ended March 31, 2012
Due to an increase in the average net Loans receivable balance	$33,078
Due to a decrease in the average yield	(13,515)
Total increase in finance charges	$19,563

The increase in the average net Loans receivable balance was primarily due to growth in new Loan volume throughout 2011 and the first quarter of 2012, which was primarily a result of increases in active Dealer-Partners, the size of the average Consumer Loan assignment and advance rates.  The average yield on our Loan portfolio for the three months ended March 31, 2012 decreased as compared to the same period in 2011 due to lower yields on new Loans, partially offset by improvements in forecasted collection rates throughout 2011.

Premiums Earned.  For the three months ended March 31, 2012, premiums earned increased $2.2 million, or 26.1%, as compared to the same period in 2011.  The increase is primarily due to growth in the size of our reinsurance portfolio which resulted from growth in new Consumer Loan assignments throughout 2011 and the first quarter of 2012.

Other Income.  For the three months ended March 31, 2012, other income decreased $2.9 million, or 34.2%, as compared to the same period in 2011.  The decrease in other income is primarily due to the change in the timing of the recognition of our annual profit sharing payments received from our third party Guaranteed Asset Protection (“GAP”) provider based on the performance of our GAP program.  Prior to the second quarter of 2011, we received and recognized GAP profit sharing payments annually in the first quarter of each year.  Beginning with the second quarter of 2011, we modified our revenue recognition to begin recognizing this income as earned over the life of the GAP contracts.  In addition, profit sharing income for the first quarter of 2012 was reduced by a $0.5 million reversal of previously recognized income as a result of a change in our profit sharing arrangement.  For the three months ended March 31, 2012, we recognized $3.5 million less GAP profit sharing than in the same quarter in 2011.  The decrease in GAP profit sharing was partially offset by a $0.9 million increase in GDP/SID fee income primarily due to increases in the fee earned per unit and the number of units sold.

Operating Expenses.  For the three months ended March 31, 2012, operating expenses increased $6.5 million, or 23.0%, as compared to the same period in 2011.  The change in operating expenses is due to the following:

•
An increase in salaries and wages expense of $3.3 million, or 20.7%, primarily due to a $1.5 million and a $0.8 million increase in hourly wages and salaries, respectively, to support the growth of our Loan portfolio and an increase of $0.9 million in fringe benefits primarily due to an increase in team members and an increase in medical expenses incurred per team member.

•
An increase in general and administrative expense of $1.8 million, or 31.5%, was due to the reversal of previously recognized property taxes during the first quarter of 2011 as a result of the successful appeal of our property tax assessment, increased legal costs, and increased information technology costs.

•	An increase in sales and marketing expense of $1.4 million, or 21.0%, primarily due to a 57% expansion of our field sales force.

Provision for Credit Losses.  For the three months ended March 31, 2012, the provision for credit losses decreased $3.7 million, or 41.2%, as compared to the same period in 2011.  Under GAAP, when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer-Partner and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the three months ended March 31, 2012, overall Consumer Loan performance was generally consistent with our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $5.2 million for the three months ended March 31, 2012, of which $6.6 million related to Dealer Loans partially offset by a reversal of a provision of $1.4 million related to Purchased Loans.  During the three months ended March 31, 2011, overall Consumer Loan performance was generally consistent with our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $8.9 million for the three months ended March 31, 2011, of which $9.4 million related to Dealer Loans offset by a reversal of provision of $0.5 million related to Purchased Loans.

Interest.  For the three months ended March 31, 2012, interest expense increased $2.6 million, or 20.5%, as compared to the same period in 2011.  The following table shows interest expense, the average outstanding debt balance, and the pre-tax average cost of debt for the three months ended March 31, 2012 and 2011:

(Dollars in thousands)	For the Three Months Ended March 31,
	2012	2011
Interest expense	$15,212	$12,623
Average outstanding debt balance	1,031,160	723,781
Pre-tax average cost of debt	5.9%	7.0%

For the three months ended March 31, 2012, the increase in interest expense is primarily due to the increase in the average outstanding debt balance, partially offset by a decline in our pre-tax average cost of debt.  The average outstanding debt balance increased compared to the same period in 2011 due to the use of the debt proceeds to fund the growth in new Consumer Loan assignments and stock repurchases.  The decline in our pre-tax average cost of debt was primarily a result of a change in the mix of our outstanding debt.

Provision for Claims.  For the three months ended March 31, 2012, provision for claims increased $2.0 million, or 29.6%, as compared to the same period in 2011.  The increase was due to an increase in the size of our reinsurance portfolio partially offset by a decrease in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the three months ended March 31, 2012, the effective tax rate increased to 36.1%, from 35.8% in the same period in 2011.  The increase was partially due to a $0.5 million refund the company received in the first quarter of 2011 as part of a resolution of a dispute with the IRS.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) Senior Notes.  There are various restrictive debt covenants for each financing arrangement and we are in compliance with those covenants as of March 31, 2012.  For information regarding these financings and the covenants included in the related documents, see Note 5 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

During the first quarter of 2012, we completed a $201.3 million Term ABS financing which was used to repay outstanding indebtedness.  The financing has an expected annualized cost of approximately 2.8% (including the initial purchaser’s fees and other costs) and it will revolve for 24 months after which it will amortize based upon the cash flows on the contributed loans.

Cash and cash equivalents as of March 31, 2012 and December 31, 2011 was $4.7 million.  Our total balance sheet indebtedness increased $134.9 million to $1,132.7 million as of March 31, 2012 from $997.8 million as of December 31, 2011 due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of our scheduled principal debt maturities as of March 31, 2012 is as follows:

(In thousands)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2012	$24,033
2013	172,803
2014	565,338
2015	20,202
2016	-
Thereafter	350,000
Total	$1,132,376

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP.  Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity.  There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  These forward-looking statements represent our outlook only as of the date of this report.  While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties.  Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2011, other risk factors discussed herein or listed from time to time in our reports filed with the SEC and the following:

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a complete discussion of our market risk.  There have been no material changes to the market risk information included in our 2011 Annual Report on Form 10-K.

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

PART II. - OTHER INFORMATION

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

On August 5, 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 26, 2012, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of March 31, 2012, we have authorization to repurchase up to $6.2 million of our common stock in addition to the one million shares recently approved by the board.

The following table summarizes stock repurchases for the three months ended March 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Used to Purchase Shares Under the Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2012	-		$-	-	$24,909,622
February 1 to February 29, 2012	65,372	*	94.68	52,319	19,963,854
March 1 to March 31, 2012	138,524		99.64	138,524	6,161,954	1,000,000
	203,896		$98.05	190,843

*Amount includes 13,053 shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock.

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
Date: May 2, 2012

INDEX OF EXHIBITS

The following documents are filed as part of this report.  Those exhibits previously filed and incorporated herein by reference are identified below.  Exhibits not required for this report have been omitted.  Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

Exhibit No.	Description
4.66
Indenture dated as of March 29, 2012, between Credit Acceptance Auto Loan Trust 2012-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.67
Sale and Servicing Agreement dated as of March 29, 2012, among the Company, Credit Acceptance Auto Loan Trust 2012-1, Credit Acceptance Funding LLC 2012-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.68
Backup Servicing Agreement dated as of March 29, 2012, among the Company, Credit Acceptance Funding LLC 2012-1, Credit Acceptance Auto Loan Trust 2012-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.69
Amended and Restated Trust Agreement dated as of March 29, 2012, between Credit Acceptance Funding LLC 2012-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.70
Sale and Contribution Agreement dated as of March 29, 2012, between the Company and Credit Acceptance Funding LLC 2012-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.71
Amended and Restated Intercreditor Agreement dated March 29, 2012, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding III, LLC, CAC Warehouse Funding LLC IV, Credit Acceptance Funding LLC 2012-1, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Funding LLC 2010-1, Credit Acceptance Auto Loan Trust 2012-1, Credit Acceptance Auto Loan Trust 2011-1, Credit Acceptance Auto Loan Trust 2010-1, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, Bank of Montreal, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

10.16	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated March 26, 2012. *
10.17	Credit Acceptance Corporation Restricted Stock Award Agreement, dated March 26, 2012. *
10.18
Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, March 26, 2012 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, dated April 5, 2012) *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(INS)	XBRL Instance Document. **
101(SCH)	XBRL Taxonomy Extension Schema Document. **
101(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document. **
101(LAB)	XBRL Taxonomy Extension Label Linkbase Document. **
101(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document. **

*	Management compensatory contracts and arrangements.

**
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.