Form 10-Q
period 2012-06-30
CREDIT ACCEPTANCE CORP
filed 2012-08-02
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

The number of shares of Common Stock, par value $0.01, outstanding on July 20, 2012 was 24,541,455.

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	As of
	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS:
Cash and cash equivalents	$5,150	$4,657
Restricted cash and cash equivalents	128,382	104,679
Restricted securities available for sale	885	810

Loans receivable (including $5,194 and $4,949 from affiliates as of June 30, 2012 and December 31, 2011, respectively)	1,977,794	1,752,891
Allowance for credit losses	(161,905)	(154,318)
Loans receivable, net	1,815,889	1,598,573

Property and equipment, net	21,984	18,472
Income taxes receivable	524	506
Other assets	30,113	30,901
Total Assets	$2,002,927	$1,758,598

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$190,175	$95,858
Revolving secured line of credit	13,100	43,900
Secured financing	764,450	599,281
Mortgage note	4,166	4,288
Senior notes	350,330	350,378
Deferred income taxes, net	134,448	123,449
Income taxes payable	5,901	1,493
Total Liabilities	1,462,570	1,218,647

Commitments and Contingencies - See Note 13

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 80,000 shares authorized, 24,542 and 25,624 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	245	256
Paid-in capital	44,947	38,801
Retained earnings	495,148	500,888
Accumulated other comprehensive income	17	6
Total Shareholders' Equity	540,357	539,951
Total Liabilities and Shareholders' Equity	$2,002,927	$1,758,598

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Finance charges	$134,002	$113,830	$260,068	$220,333
Premiums earned	12,011	10,190	22,781	18,733
Other income	5,768	5,945	11,336	14,411
Total revenue	151,781	129,965	294,185	253,477
Costs and expenses:
Salaries and wages	20,406	15,402	39,810	31,473
General and administrative	7,257	6,509	14,666	12,142
Sales and marketing	7,596	5,772	15,349	12,181
Provision for credit losses	2,710	8,928	7,957	17,844
Interest	15,649	14,950	30,861	27,573
Provision for claims	9,030	7,771	17,582	14,370
Total costs and expenses	62,648	59,332	126,225	115,583
Income before provision for income taxes	89,133	70,633	167,960	137,894
Provision for income taxes	32,620	25,789	61,109	49,859
Net income	$56,513	$44,844	$106,851	$88,035

Net income per share:
Basic	$2.18	$1.73	$4.11	$3.31
Diluted	$2.18	$1.72	$4.10	$3.29

Weighted average shares outstanding:
Basic	25,926	25,975	25,993	26,582
Diluted	25,980	26,111	26,083	26,796

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In thousands)	For the Three Months Ended June 30,
	2012	2011

Net income	$56,513	$44,844
Other comprehensive income, net of tax:
Unrealized loss on derivatives qualifying as hedges
Unrealized loss on cash flow hedge, net of tax of $0 and $3 for 2012 and 2011, respectively	–	(5)
Less: reclassification adjustment for loss on cash flow hedge included in net income, net of tax of $0 and $(28) for 2012 and 2011, respectively	–	46
Unrealized gain on available for sale securities
Unrealized gain on securities, net of tax of $(3) and $(3) for 2012 and 2011, respectively	7	4
Less: reclassification adjustment for gain on sale of securities included in net income, net of tax of $0 and $0 for 2012 and 2011, respectively	–	1
Other comprehensive income	7	46
Comprehensive income	$56,520	$44,890

(In thousands)	For the Six Months Ended June 30,
	2012	2011

Net income	$106,851	$88,035
Other comprehensive income, net of tax:
Unrealized loss on derivatives qualifying as hedges
Unrealized loss on cash flow hedge, net of tax of $0 and $6 for 2012 and 2011, respectively	–	(10)
Less: reclassification adjustment for loss on cash flow hedge included in net income, net of tax of $0 and $(53) for 2012 and 2011, respectively	–	90
Unrealized gain on available for sale securities
Unrealized gain on securities, net of tax of $(8) and $(2) for 2012 and 2011, respectively	11	7
Other comprehensive income	11	87
Comprehensive income	$106,862	$88,122

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	For the Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$106,851	$88,035
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	7,957	17,844
Depreciation	2,487	2,040
Amortization	3,330	2,773
Loss on retirement of property and equipment	10	13
Provision for deferred income taxes	10,990	671
Stock-based compensation	4,556	1,192
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	9,867	21,077
(Increase) decrease in income taxes receivable	(18)	9,278
Increase in income taxes payable	4,408	–
Decrease (increase) in other assets	1,141	(2,964)
Net cash provided by operating activities	151,579	139,959
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(23,703)	(19,560)
Purchases of restricted securities available for sale	(100)	(303)
Proceeds from sale of restricted securities available for sale	45	–
Maturities of restricted securities available for sale	–	380
Principal collected on Loans receivable	597,598	494,412
Advances to Dealers	(675,346)	(610,207)
Purchases of Consumer Loans	(60,754)	(63,495)
Accelerated payments of Dealer Holdback	(24,223)	(24,416)
Payments of Dealer Holdback	(62,616)	(34,749)
Net decrease in other loans	68	538
Purchases of property and equipment	(6,009)	(2,569)
Net cash used in investing activities	(255,040)	(259,969)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	1,262,600	1,112,200
Repayments under revolving secured line of credit	(1,293,400)	(1,121,700)
Proceeds from secured financing	922,650	295,000
Repayments of secured financing	(757,481)	(142,435)
Principal payments under mortgage note and capital lease obligations	(122)	(116)
Proceeds from sale of senior notes	–	106,000
Payments of debt issuance costs	(3,731)	(5,164)
Repurchase of common stock	(28,465)	(126,675)
Proceeds from stock options exercised	345	2,473
Tax benefits from stock-based compensation plans	1,558	2,325
Net cash provided by financing activities	103,954	121,908
Net increase in cash and cash equivalents	493	1,898
Cash and cash equivalents, beginning of period	4,657	3,792
Cash and cash equivalents, end of period	$5,150	$5,690

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$27,567	$24,690
Cash paid during the period for income taxes	$44,094	$38,030

Supplemental Disclosure of Non-Cash Transactions:
Repurchase of common stock during the period and settled after June 30, 2012	$84,450	$–

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2012 for items that could potentially be recognized or disclosed in these financial statements.  We did not identify any items which would require disclosure in or adjustment to the financial statements, except as disclosed in Note 13 of these consolidated financial statements.

2.           DESCRIPTION OF BUSINESS

Since 1972, Credit Acceptance has offered automobile dealers financing programs that enable them to sell vehicles to consumers, regardless of their credit history.  Our financing programs are offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our product, but who actually end up qualifying for traditional financing.

We refer to automobile dealers who participate in our programs and who share our commitment to changing consumers’ lives as “Dealers”.  Upon enrollment in our financing programs, the Dealer enters into a dealer servicing agreement with us that defines the legal relationship between Credit Acceptance and the Dealer.  The dealer servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on retail installment contracts (referred to as “Consumer Loans”) from the Dealers to us.  We are an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the Dealer and assigned to us.

We have two programs: the Portfolio Program and the Purchase Program.  Under the Portfolio Program, we advance money to Dealers (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loans.  Under the Purchase Program, we buy the Consumer Loans from the Dealers (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer.  Dealer Loans and Purchased Loans are collectively referred to as “Loans”.  The following table shows the percentage of Consumer Loans assigned to us based on unit volumes under each of the programs for each of the last six quarters:

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2011	92.9%	7.1%
June 30, 2011	92.1%	7.9%
September 30, 2011	92.3%	7.7%
December 31, 2011	92.6%	7.4%
March 31, 2012	93.3%	6.7%
June 30, 2012	93.6%	6.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

2.           DESCRIPTION OF BUSINESS – (Continued)

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;
•	a non-recourse cash payment (“advance”) from us; and
•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

We record the amount advanced to the Dealer as a Dealer Loan, which is classified within Loans receivable in our consolidated balance sheets.  Cash advanced to the Dealer is automatically assigned to the Dealer’s open pool of advances.  We generally require Dealers to group advances into pools of at least 100 Consumer Loans.  At the Dealer’s option, a pool containing at least 100 Consumer Loans can be closed and subsequent advances assigned to a new pool.  All advances within a Dealer’s pool are secured by the future collections on the related Consumer Loans assigned to the pool.  For Dealers with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for Dealer Holdback.  We perfect our security interest in the Dealer Loans by taking possession of the Consumer Loans, which list us as lien holder on the vehicle title.

The dealer servicing agreement provides that collections received by us during a calendar month on Consumer Loans assigned by a Dealer are applied on a pool-by-pool basis as follows:

•	First, to reimburse us for certain collection costs;
•	Second, to pay us our servicing fee, which generally equals 20% of collections;
•	Third, to reduce the aggregate advance balance and to pay any other amounts due from the Dealer to us; and
•	Fourth, to the Dealer as payment of Dealer Holdback.

If the collections on Consumer Loans from a Dealer’s pool are not sufficient to repay the advance balance and any other amounts due to us, the Dealer will not receive Dealer Holdback.

Dealers have an opportunity to receive an accelerated Dealer Holdback payment each time 100 Consumer Loans have been assigned to us.  The amount paid to the Dealer is calculated using a formula that considers the forecasted collections and the advance balance on the related Consumer Loans.

Since typically the combination of the advance and the consumer’s down payment provides the Dealer with a cash profit at the time of sale, the Dealer’s risk in the Consumer Loan is limited.  We cannot demand repayment of the advance from the Dealer except in the event the Dealer is in default of the dealer servicing agreement.  Advances are made only after the consumer and Dealer have signed a Consumer Loan contract, we have received the original Consumer Loan contract and supporting documentation, and we have approved all of the related stipulations for funding.  The Dealer can also opt to repurchase Consumer Loans that have been assigned to us under the Portfolio Program, at their discretion, for a fee.

For accounting purposes, the transactions described under the Portfolio Program are not considered to be loans to consumers.  Instead, our accounting reflects that of a lender to the Dealer.  The classification as a Dealer Loan for accounting purposes is primarily a result of (1) the Dealer’s financial interest in the Consumer Loan and (2) certain elements of our legal relationship with the Dealer.

Purchase Program

The Purchase Program differs from our Portfolio Program in that the Dealer receives a one-time payment from us at the time of assignment to purchase the Consumer Loan instead of a cash advance at the time of assignment and future Dealer Holdback payments.  For accounting purposes, the transactions described under the Purchase Program are considered to be originated by the Dealer and then purchased by us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

2.           DESCRIPTION OF BUSINESS – (Concluded)

Program Enrollment

Dealers may enroll in our program by choosing one of our two enrollment options (referred to as “Option A” and “Option B”).  In recent years, the terms of Option A have remained consistent while the terms of Option B have varied.  The following table summarizes the terms of our enrollment options:

Effective Period	Option A	Option B
Since June 1, 2011	Upfront, one-time fee of $9,850	Agreement to allow us to retain 50% of their first accelerated Dealer Holdback payment
From September 1, 2009 to May 31, 2011	Upfront, one-time fee of $9,850	Upfront, one-time fee of $1,950 and agreement to allow us to retain 50% of their first accelerated Dealer Holdback payment

For Dealers enrolling in our program, access to the Purchase Program is typically only granted after the first accelerated Dealer Holdback payment has been received under the Portfolio Program.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Segment Information

We currently operate in one reportable segment which represents our core business of offering Dealers financing programs and related products and services that enable them to sell vehicles to consumers, regardless of their credit history.  The consolidated financial statements reflect the financial results of our one reportable operating segment.

Loans Receivable and Allowance for Credit Losses

Consumer Loan Assignment.  For accounting purposes, a Consumer Loan is considered to have been assigned to us after all of the following has occurred:

•	the consumer and Dealer have signed a Consumer Loan contract;
•	we have received the original Consumer Loan contract and supporting documentation;
•	we have approved all of the related stipulations for funding; and
•	we have provided funding to the Dealer in the form of either an advance under the Portfolio Program or one-time purchase payment under the Purchase Program.

Portfolio Segments and Classes. We are considered to be a lender to our Dealers for Consumer Loans assigned under our Portfolio Program and a purchaser of Consumer Loans assigned under our Purchase Program.  As a result, our Loan portfolio consists of two portfolio segments: Dealer Loans and Purchased Loans.  Each portfolio segment is comprised of one class of Consumer Loan assignments, which is Consumer Loans with deteriorated credit quality that were originated by Dealers to finance consumer purchases of vehicles and related ancillary products.

Dealer Loans.  Amounts advanced to Dealers for Consumer Loans assigned under the Portfolio Program are recorded as Dealer Loans and are aggregated by Dealer for purposes of recognizing revenue and evaluating impairment.  We account for Dealer Loans in a manner consistent with loans acquired with deteriorated credit quality.  The outstanding balance of each Dealer Loan included in Loans receivable is comprised of the following:

•	the aggregate amount of all cash advances paid;
•	finance charges;
•	Dealer Holdback payments;
•	accelerated Dealer Holdback payments; and
•	recoveries.

Less:
•	collections (net of certain collection costs); and
•	write-offs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

An allowance for credit losses is maintained at an amount that reduces the net asset value (Dealer Loan balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the time of assignment.  This allowance calculation is completed for each individual Dealer.  The discounted value of future cash flows is comprised of estimated future collections on the Consumer Loans, less any estimated Dealer Holdback payments.  We write off Dealer Loans once there are no forecasted future cash flows on any of the associated Consumer Loans, which generally occurs 120 months after the last Consumer Loan assignment.

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

Purchased Loans.  Amounts paid to Dealers for Consumer Loans assigned under the Purchase Program are recorded as Purchased Loans and are aggregated into pools based on the month of purchase for purposes of recognizing revenue and evaluating impairment.  We account for Purchased Loans as loans acquired with deteriorated credit quality.  The outstanding balance of each Purchased Loan pool included in Loans receivable is comprised of the following:

•	the aggregate amount of all amounts paid during the month of purchase to purchase Consumer Loans from Dealers;
•	finance charges; and
•	recoveries.

Less:
•	collections (net of certain collection costs); and
•	write-offs.

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

Credit Quality.  Substantially all of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories or higher debt-to-income ratios than are permitted by traditional lenders.  Consumer Loans made to these individuals generally entail a higher risk of delinquency, default and repossession and higher losses than loans made to consumers with better credit.  Since most of our revenue and cash flows are generated from these Consumer Loans, our ability to accurately forecast Consumer Loan performance is critical to our business and financial results.  At the time the Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan.  Based on these forecasts, an advance or one-time purchase payment is made to the related Dealer at a price designed to achieve an acceptable return on capital.

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

When overall forecasted collection rates underperform our initial expectations, the decline in forecasted collections has a more adverse impact on the profitability of the Purchased Loans than on the profitability of the Dealer Loans.  For Purchased Loans, the decline in forecasted collections is absorbed entirely by us.  For Dealer Loans, the decline in the forecasted collections is substantially offset by a decline in forecasted payments of Dealer Holdback.

Forecast Methodology Changes and Modifications.  For the three and six months ended June 30, 2012 and 2011, we did not make any methodology changes or significant modifications to our forecasts of future collections on Consumer Loans that had a material impact on our financial results.

Reinsurance

VSC Re Company (“VSC Re”), our wholly-owned subsidiary, is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealers on vehicles financed by us.  VSC Re currently reinsures vehicle service contracts that are underwritten by one of our third party insurers.  Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less fees and certain administrative costs, are contributed to trust accounts controlled by VSC Re.  These premiums are used to fund claims covered under the vehicle service contracts.  VSC Re is a bankruptcy remote entity.  As such, our exposure to fund claims is limited to the trust assets controlled by VSC Re and our net investment in VSC Re.

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

(In thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net assumed written premiums	$12,044	$11,740	$28,334	$26,126
Net premiums earned	12,011	10,190	22,781	18,733
Provision for claims	9,030	7,771	17,582	14,370
Amortization of capitalized acquisition costs	331	246	610	459

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In thousands)		As of
	Balance Sheet location	June 30, 2012	December 31, 2011
Trust assets	Restricted cash and cash equivalents	$48,297	$42,026
Unearned premium	Accounts payable and accrued liabilities	37,888	32,335
Claims reserve (1)	Accounts payable and accrued liabilities	1,489	1,297

(1)	The claims reserve is estimated based on historical claims experience.

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.  As of June 30, 2012 and December 31, 2011, we had $4.6 million and $4.1 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents increased to $128.4 million as of June 30, 2012 from $104.7 million as of December 31, 2011.  The following table summarizes restricted cash and cash equivalents:

(In thousands)	As of
	June 30, 2012	December 31, 2011
Cash related to secured financings	$80,032	$62,536
Cash held in trusts for future vehicle service contract claims (1)	48,350	42,143
Total restricted cash and cash equivalents	$128,382	$104,679

(1)
The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.  As of June 30, 2012, the outstanding cash balance includes $48,297 related to VSC Re and $53 related to a discontinued profit sharing arrangement.  As of December 31, 2011, the outstanding cash balance includes $42,026 related to VSC Re and $117 related to a discontinued profit sharing arrangement.

As of June 30, 2012 and December 31, 2011, we had $118.9 million and $97.5 million, respectively, in restricted cash and cash equivalents that was not insured by the FDIC.

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

Restricted securities available for sale consisted of the following:

(In thousands)	As of June 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$860	$30	$(5)	$885

(In thousands)	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$804	$13	$(7)	$810

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	As of
	June 30, 2012		December 31, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Contractual Maturity
Within one year	$202	$213	$45	$44
Over one year to five years	658	672	759	766
Total restricted securities available for sale	$860	$885	$804	$810

Deferred Debt Issuance Costs

As of June 30, 2012 and December 31, 2011, deferred debt issuance costs were $18.4 million and $18.1 million, respectively, and are included in other assets in the consolidated balance sheets. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for asset-backed secured financings (“Term ABS”) and 9.125% First Priority Senior Secured Notes due 2017 (“Senior Notes”) and the straight-line method for lines of credit and revolving secured warehouse (“Warehouse”) facilities.

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

For derivative instruments that are designated and qualify as hedging instruments, we formally document all relationships between the hedging instruments and hedged items, as well as their risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivative instruments that are designated as cash flow hedges to specific assets and liabilities on the balance sheet.  We also formally assess (both at the hedge’s inception and on a quarterly basis) whether the derivative instruments that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivative instruments may be expected to remain highly effective in future periods.  The effective portion of changes in the fair value of the derivative instruments is recorded in other comprehensive income, net of income taxes.  If it is determined that a derivative instrument is not (or has ceased to be) highly effective as a hedge, we would discontinue hedge accounting prospectively and the ineffective portion of changes in fair value would be recorded in interest expense.  For derivative instruments not designated as hedges, changes in the fair value of these agreements increase or decrease interest expense.

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

4.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In thousands)	As of June 30, 2012
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,736,578	$241,216	$1,977,794
Allowance for credit losses	(152,031)	(9,874)	(161,905)
Loans receivable, net	$1,584,547	$231,342	$1,815,889

(In thousands)	As of December 31, 2011
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,506,539	$246,352	$1,752,891
Allowance for credit losses	(141,712)	(12,606)	(154,318)
Loans receivable, net	$1,364,827	$233,746	$1,598,573

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

4.           LOANS RECEIVABLE – (Continued)

A summary of changes in Loans receivable is as follows:

(In thousands)	For the Three Months Ended June 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,652,065	$245,104	$1,897,169
New Consumer Loan assignments (1)	300,954	25,965	326,919
Principal collected on Loans receivable	(252,313)	(34,490)	(286,803)
Accelerated Dealer Holdback payments	11,309	–	11,309
Dealer Holdback payments	29,411	–	29,411
Transfers (2)	(5,025)	5,025	–
Write-offs	(340)	(408)	(748)
Recoveries (3)	550	20	570
Net change in other loans	(33)	–	(33)
Balance, end of period	$1,736,578	$241,216	$1,977,794

(In thousands)	For the Three Months Ended June 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,233,387	$254,969	$1,488,356
New Consumer Loan assignments (1)	273,799	30,769	304,568
Principal collected on Loans receivable	(203,087)	(37,733)	(240,820)
Accelerated Dealer Holdback payments	12,371	–	12,371
Dealer Holdback payments	19,175	–	19,175
Transfers (2)	(2,961)	2,961	–
Write-offs	(476)	(61)	(537)
Recoveries (3)	533	27	560
Net change in other loans	(768)	–	(768)
Balance, end of period	$1,331,973	$250,932	$1,582,905

(In thousands)	For the Six Months Ended June 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,506,539	$246,352	$1,752,891
New Consumer Loan assignments (1)	675,346	60,754	736,100
Principal collected on Loans receivable	(521,963)	(75,635)	(597,598)
Accelerated Dealer Holdback payments	24,223	-	24,223
Dealer Holdback payments	62,616	-	62,616
Transfers (2)	(10,204)	10,204	-
Write-offs	(1,003)	(506)	(1,509)
Recoveries (3)	1,092	47	1,139
Net change in other loans	(68)	-	(68)
Balance, end of period	$1,736,578	$241,216	$1,977,794

(In thousands)	For the Six Months Ended June 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,082,039	$262,842	$1,344,881
New Consumer Loan assignments (1)	610,207	63,495	673,702
Principal collected on Loans receivable	(411,546)	(82,866)	(494,412)
Accelerated Dealer Holdback payments	24,416	-	24,416
Dealer Holdback payments	34,749	-	34,749
Transfers (2)	(7,557)	7,557	-
Write-offs	(827)	(139)	(966)
Recoveries (3)	1,030	43	1,073
Net change in other loans	(538)	-	(538)
Balance, end of period	$1,331,973	$250,932	$1,582,905

(1)
The Dealer Loans amount represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program.  The Purchased Loans amount represents one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

(2)
Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback.  We transfer the Dealer’s outstanding Dealer Loan balance to Purchased Loans in the period this forfeiture occurs.

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

The excess of expected net cash flows over the carrying value of the Loans is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In thousands)	For the Three Months Ended June 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$561,104	$120,358	$681,462
New Consumer Loan assignments (1)	130,795	11,325	142,120
Finance charge income	(113,799)	(20,203)	(134,002)
Forecast changes	5,938	4,471	10,409
Transfers (2)	(2,345)	3,542	1,197
Balance, end of period	$581,693	$119,493	$701,186

(In thousands)	For the Three Months Ended June 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$423,137	$124,235	$547,372
New Consumer Loan assignments (1)	121,741	14,785	136,526
Finance charge income	(92,155)	(21,675)	(113,830)
Forecast changes	11,340	3,542	14,882
Transfers (2)	(1,585)	2,674	1,089
Balance, end of period	$462,478	$123,561	$586,039

(In thousands)	For the Six Months Ended June 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$508,046	$120,082	$628,128
New Consumer Loan assignments (1)	288,431	27,437	315,868
Finance charge income	(219,451)	(40,617)	(260,068)
Forecast changes	9,442	5,141	14,583
Transfers (2)	(4,775)	7,450	2,675
Balance, end of period	$581,693	$119,493	$701,186

(In thousands)	For the Six Months Ended June 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$351,569	$124,520	$476,089
New Consumer Loan assignments (1)	273,101	32,502	305,603
Finance charge income	(176,723)	(43,610)	(220,333)
Forecast changes	18,229	3,868	22,097
Transfers (2)	(3,698)	6,281	2,583
Balance, end of period	$462,478	$123,561	$586,039

(1)
The Dealer Loans amount represents the net cash flows expected at the time of assignment on Consumer Loans assigned under our Portfolio Program, less the related advances paid to Dealers.  The Purchased Loans amount represents the net cash flows expected at the time of assignment on Consumer Loans assigned under our Purchase Program, less the related one-time payments made to Dealers.

(2)
Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback.  We transfer the Dealer’s outstanding Dealer Loan balance and related expected future net cash flows to Purchased Loans in the period this forfeiture occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

4.           LOANS RECEIVABLE – (Continued)

Additional information related to new Consumer Loan assignments is as follows:

(In thousands)	For the Three Months Ended June 30, 2012
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$465,139	$51,713	$516,852
Expected net cash flows at the time of assignment (2)	431,749	37,290	469,039
Fair value at the time of assignment (3)	300,954	25,965	326,919

(In thousands)	For the Three Months Ended June 30, 2011
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$424,471	$61,945	$486,416
Expected net cash flows at the time of assignment (2)	395,540	45,554	441,094
Fair value at the time of assignment (3)	273,799	30,769	304,568

(In thousands)	For the Six Months Ended June 30, 2012
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,041,121	$122,898	$1,164,019
Expected net cash flows at the time of assignment (2)	963,777	88,191	1,051,968
Fair value at the time of assignment (3)	675,346	60,754	736,100

(In thousands)	For the Six Months Ended June 30, 2011
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$947,451	$130,432	$1,077,883
Expected net cash flows at the time of assignment (2)	883,308	95,997	979,305
Fair value at the time of assignment (3)	610,207	63,495	673,702

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

(3)
The Dealer Loans amount represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program.  The Purchased Loans amount represents one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

4.           LOANS RECEIVABLE – (Continued)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 3 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of June 30, 2012, with the forecasts as of March 31, 2012, as of December 31, 2011, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	June 30, 2012	March 31, 2012	December 31, 2011	Initial Forecast	March 31, 2012	December 31, 2011	Initial Forecast
2003	73.8%	73.7%	73.7%	72.0%	0.1%	0.1%	1.8%
2004	73.0%	73.0%	73.0%	73.0%	0.0%	0.0%	0.0%
2005	73.6%	73.6%	73.6%	74.0%	0.0%	0.0%	-0.4%
2006	70.0%	70.0%	70.0%	71.4%	0.0%	0.0%	-1.4%
2007	68.1%	68.1%	68.1%	70.7%	0.0%	0.0%	-2.6%
2008	70.3%	70.1%	70.0%	69.7%	0.2%	0.3%	0.6%
2009	79.6%	79.5%	79.4%	71.9%	0.1%	0.2%	7.7%
2010	77.1%	76.9%	76.8%	73.6%	0.2%	0.3%	3.5%
2011	73.6%	73.0%	73.2%	72.5%	0.6%	0.4%	1.1%
2012 (2)	71.9%	70.5%	-	71.2%	1.4%	-	0.7%

(1)
Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment.  Contractual repayments include both principal and interest.

(2)
The forecasted collection rate for 2012 Consumer Loans as of June 30, 2012 includes both Consumer Loans that were in our portfolio as of March 31, 2012 and Consumer Loans assigned during the most recent quarter.  The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of
2012 Consumer Loan Assignment Period	June 30, 2012	March 31, 2012	Variance
January 1, 2012 through March 31, 2012	72.2%	70.5%	1.7%
April 1, 2012 through June 30, 2012	71.4%	-	-

Advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program are aggregated into pools for purposes of recognizing revenue and evaluating impairment.  As a result of this aggregation, we are not able to segment the carrying value of the majority of our Loan portfolio by year of assignment.  The following table summarizes Loan pools based on the performance of the underlying pool of Consumer Loans:

(In thousands)	As of June 30, 2012
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$592,319	$202,846	$795,165	$1,144,259	$38,370	$1,182,629
Allowance for credit losses	–	–	–	(152,031)	(9,874)	(161,905)
Loans receivable, net	$592,319	$202,846	$795,165	$992,228	$28,496	$1,020,724

(In thousands)	As of December 31, 2011
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$511,926	$192,502	$704,428	$994,613	$53,850	$1,048,463
Allowance for credit losses	–	–	–	(141,712)	(12,606)	(154,318)
Loans receivable, net	$511,926	$192,502	$704,428	$852,901	$41,244	$894,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

4.           LOANS RECEIVABLE – (Concluded)

A summary of changes in the allowance for credit losses is as follows:

(In thousands)	For the Three Months Ended June 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$148,225	$11,148	$159,373
Provision for credit losses	3,596	(886)	2,710
Write-offs	(340)	(408)	(748)
Recoveries (1)	550	20	570
Balance, end of period	$152,031	$9,874	$161,905

(In thousands)	For the Three Months Ended June 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$122,801	$13,067	$135,868
Provision for credit losses	8,870	58	8,928
Write-offs	(476)	(61)	(537)
Recoveries (1)	533	27	560
Balance, end of period	$131,728	$13,091	$144,819

(In thousands)	For the Six Months Ended June 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$141,712	$12,606	$154,318
Provision for credit losses	10,230	(2,273)	7,957
Write-offs	(1,003)	(506)	(1,509)
Recoveries (1)	1,092	47	1,139
Balance, end of period	$152,031	$9,874	$161,905

(In thousands)	For the Six Months Ended June 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,227	$13,641	$126,868
Provision for credit losses	18,298	(454)	17,844
Write-offs	(827)	(139)	(966)
Recoveries (1)	1,030	43	1,073
Balance, end of period	$131,728	$13,091	$144,819

(1)	Represents collections received on previously written off Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings and (4) Senior Notes.  General information for each of our financing transactions in place as of June 30, 2012 is as follows:

(Dollars in thousands)
Financings	Wholly-owned Subsidiary	Close Date	Maturity Date		Financing Amount	Interest Rate as of June 30, 2012
Revolving Secured Line of Credit	n/a	06/15/2012	06/22/2015		$235,000	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	06/17/2011	06/17/2014	(2)	$325,000	Commercial paper rate plus 275 basis points or LIBOR plus 375 basis points (3) (4)
Warehouse Facility III (1)	CAC Warehouse Funding III, LLC	06/29/2012	09/10/2015	(5)	$75,000	LIBOR plus 160 basis points (4)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	08/19/2011	02/19/2014	(2)	$75,000	LIBOR plus 275 basis points (4)
Term ABS 2010-1 (1)	Credit Acceptance Funding LLC 2010-1	11/04/2010	10/15/2012	(2)	$100,500	Fixed rate
Term ABS 2011-1 (1)	Credit Acceptance Funding LLC 2011-1	10/06/2011	09/16/2013	(2)	$200,500	Fixed rate
Term ABS 2012-1 (1)	Credit Acceptance Funding LLC 2012-1	03/29/2012	03/17/2014	(2)	$201,250	Fixed rate
Senior Notes	n/a	(6)	02/01/2017		$350,000	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.
(2)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.
(3)	The LIBOR rate is used if funding is not available from the commercial paper market.
(4)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.
(5)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2017 will be due.
(6)	The close dates associated with the issuance of $250.0 million and $100.0 million of the Senior Notes were on February 1, 2010 and March 3, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Continued)

Additional information related to the amounts outstanding on each facility is as follows:

(In thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revolving Secured Line of Credit
Maximum outstanding balance	$187,300	$152,500	$187,300	$152,500
Average outstanding balance	93,801	124,858	98,241	105,804

Warehouse Facility II
Maximum outstanding balance	$163,900	$240,600	$177,200	$240,600
Average outstanding balance	83,049	211,519	120,960	168,316

Warehouse Facility III
Maximum outstanding balance	$71,500	$75,000	$73,000	$75,000
Average outstanding balance	63,659	32,813	65,480	34,144

Warehouse Facility IV
Maximum outstanding balance	$39,200	$–	$39,600	$–
Average outstanding balance	37,829	–	37,867	–

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Continued)

(Dollars in thousands)	As of
	June 30, 2012	December 31, 2011
Revolving Secured Line of Credit
Balance outstanding	$13,100	$43,900
Amount available for borrowing (1)	221,900	161,100
Interest rate	2.13%	2.55%

Warehouse Facility II
Balance outstanding	$162,600	$163,200
Amount available for borrowing (1)	162,400	161,800
Loans pledged as collateral	223,283	242,119
Restricted cash and cash equivalents pledged as collateral	5,794	6,117
Interest rate	2.97%	2.99%

Warehouse Facility III
Balance outstanding	$62,000	$70,000
Amount available for borrowing (1)	13,000	5,000
Loans pledged as collateral	88,528	91,601
Restricted cash and cash equivalents pledged as collateral	4,436	3,321
Interest rate	1.84%	1.89%

Warehouse Facility IV
Balance outstanding	$37,600	$37,500
Amount available for borrowing (1)	37,400	37,500
Loans pledged as collateral	54,886	62,260
Restricted cash and cash equivalents pledged as collateral	3,218	2,188
Interest rate	3.00%	3.05%

Term ABS 2009-1
Balance outstanding	$–	$27,581
Loans pledged as collateral	–	105,209
Restricted cash and cash equivalents pledged as collateral	–	13,526
Interest rate	–	5.68%

Term ABS 2010-1
Balance outstanding	$100,500	$100,500
Loans pledged as collateral	125,511	125,541
Restricted cash and cash equivalents pledged as collateral	15,549	14,116
Interest rate	2.36%	2.36%

Term ABS 2011-1
Balance outstanding	$200,500	$200,500
Loans pledged as collateral	244,362	248,167
Restricted cash and cash equivalents pledged as collateral	26,523	23,268
Interest rate	2.90%	2.90%

Term ABS 2012-1
Balance outstanding	$201,250	$–
Loans pledged as collateral	248,784	–
Restricted cash and cash equivalents pledged as collateral	24,512	–
Interest rate	2.38%	–

Senior Notes
Balance outstanding (2)	$350,330	$350,378
Interest rate	9.13%	9.13%

(1)	Availability may be limited by the amount of assets pledged as collateral.
(2)	As of June 30, 2012 and December 31, 2011, the outstanding balance presented for the Senior Notes includes a net unamortized debt premium of $0.3 million and $0.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Continued)

Revolving Secured Line of Credit Facility

We have a $235.0 million revolving secured line of credit facility with a commercial bank syndicate.

During the second quarter of 2012, we extended the maturity of our revolving secured line of credit facility from June 22, 2014 to June 22, 2015.  Additionally, the amount of the facility was increased from $205.0 million to $235.0 million.  The interest rate on borrowings under the facility was decreased from the prime rate plus 1.25% or the LIBOR rate plus 2.25%, at our option, to the prime rate plus 0.875% or the LIBOR rate plus 1.875%, at our option.

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

During the second quarter of 2012, we extended the date on which Warehouse III will cease to revolve from September 10, 2013 to September 10, 2015.  The maturity of the facility was also extended from September 10, 2014 to September 10, 2017.  There were no other material changes to the terms of the facility.

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

Interest on borrowings under Warehouse Facility II has been limited through interest rate cap agreements to a maximum rate of 6.75% plus the spread over the LIBOR rate or the commercial paper rate, as applicable.  Interest on borrowings for 50% of Warehouse Facility III has been limited through an interest rate cap agreement to a maximum rate of 6.75% plus the spread over the LIBOR rate.  Interest on borrowings for an additional 25% of Warehouse Facility III has been limited through an interest rate cap agreement to a maximum rate of 5.00% plus the spread over the LIBOR rate.  Interest on borrowings for Warehouse Facility IV has also been limited through an interest rate cap agreement to a maximum rate of 5.50% plus the spread over the LIBOR rate.  For additional information, see Note 6 of these consolidated financial statements.

The subsidiaries pay us a monthly servicing fee equal to 6% of the collections received with respect to the contributed Loans.  The fee is paid out of the collections.  Except for the servicing fee and holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full.  If a facility is not amortizing, the applicable subsidiary may be entitled to retain a portion of such collections provided that the borrowing base requirements of the facility are satisfied.

Term ABS Financings

In 2009, 2010, 2011 and 2012, four of our wholly-owned subsidiaries (the “Funding LLCs”), completed secured financing transactions with qualified institutional investors.  In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC.  In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors.  The Term ABS 2009-1 ceased to revolve on May 15, 2011 and was paid in full during the first quarter of 2012.  The Term ABS 2010-1, 2011-1 and 2012-1 transactions each consist of three classes of notes.  The Class A and Class B Notes for each Term ABS financing bear interest.  The Class C Notes for each Term ABS financing do not bear interest and have been retained by us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Continued)

Each financing at the time of issuance has a specified revolving period during which we may be required, and are likely, to contribute additional Loans to each Funding LLC.  Each Funding LLC will then contribute the Loans to their respective trust.  At the end of the revolving period, the debt outstanding under each financing will begin to amortize.

The financings create indebtedness for which the trusts are liable and which is secured by all the assets of each trust.  Such indebtedness is non-recourse to us, even though we are consolidated for financial reporting purposes with the trusts and the Funding LLCs.  Because the Funding LLCs are organized as legal entities separate from us, their assets (including the contributed Loans) are not available to our creditors.  We receive a monthly servicing fee on each financing equal to 6% of the collections received with respect to the contributed Loans.  The fee is paid out of the collections.  Except for the servicing fee and Dealer Holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full.  If a facility is not amortizing, the applicable subsidiary may be entitled to retain a portion of such collections provided that the borrowing base requirements of the facility are satisfied.  However, in our capacity as servicer of the  Loans, we do have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs and/or the trusts under certain specified circumstances.  Alternatively, when a trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust.  The collections will then be available to be distributed to us as the sole member of the respective Funding LLC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           DEBT – (Concluded)

Debt Covenants

As of June 30, 2012, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of June 30, 2012, we were in compliance with all such covenants.  As of the end of the quarter, we were also in compliance with our covenants under the Indenture.  The Indenture includes covenants that limit the maximum ratio of our funded debt to tangible net worth and also require a minimum collateral coverage ratio.

6.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on our Warehouse facilities.  The following tables provide the terms of our interest rate cap agreements that were in effect as of June 30, 2012 and December 31, 2011:

As of June 30, 2012
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)		Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	07/2011	06/2013	$325.0		6.75%
75.0	Warehouse Facility III	Cap Floating Rate	09/2010	09/2013	37.5		6.75%
75.0	Warehouse Facility III	Cap Floating Rate	06/2012	07/2015	18.8	(2)	5.00%
75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	03/2014	75.0		5.50%

As of December 31, 2011
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	09/2010	06/2013	$325.0	6.75%
75.0	Warehouse Facility III	Cap Floating Rate	09/2010	09/2013	37.5	6.75%
75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	03/2014	75.0	5.50%

(1)	Rate excludes the spread over the LIBOR rate or the commercial paper rate, as applicable.
(2)	The notional amount increases to $56.3 million in September 2013 when the original Warehouse Facility III interest rate cap for $37.5 million ends.

The interest rate caps have not been designated as hedging instruments.

Information related to the fair values of derivative instruments in our consolidated balance sheets as of June 30, 2012 and December 31, 2011 is as follows:

(In thousands)		Fair Value as of
	Balance Sheet location	June 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate caps	Other assets	$25	$16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DERIVATIVE AND HEDGING INSTRUMENTS – (Concluded)

Information related to the effect of derivative instruments designated as hedging instruments in our consolidated financial statements for the three and six months ended June 30, 2012 and 2011 is as follows:

(In thousands)
Derivatives in Cash Flow Hedging Relationships	(Loss) / Gain Recognized in OCI on Derivative (Effective Portion)		(Loss) / Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2012	2011	Location	2012	2011
Interest rate swap	$-	$(8)	Interest expense	$-	$(74)

(In thousands)
Derivatives in Cash Flow Hedging Relationships	(Loss) / Gain Recognized in OCI on Derivative (Effective Portion)		(Loss) / Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Location	2012	2011
Interest rate swap	$-	$(16)	Interest expense	$-	$(143)

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the three and six months ended June 30, 2012 and 2011 is as follows:

(In thousands)
		Amount of (Loss) / Gain Recognized in Income on Derivatives		Amount of (Loss) / Gain Recognized in Income on Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location	2012	2011	2012	2011
Interest rate caps	Interest expense	$(45)	$(121)	$(59)	$(141)

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

Liabilities.  The fair value of our Senior Notes is determined using quoted market prices in an active market.  The fair value of our Term ABS financings is also determined using quoted market prices, however, these instruments trade in a market with much lower trading volume.  For our Revolving Secured Line of Credit, our Warehouse Facilities and our mortgage note, the fair values are calculated using the estimated value of each debt instrument based on current rates for debt with similar risk profiles and maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In thousands)
	As of June 30, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$5,150	$5,150	$4,657	$4,657
Restricted cash and cash equivalents	128,382	128,382	104,679	104,679
Restricted securities available for sale	885	885	810	810
Net investment in Loans receivable	1,815,889	1,829,847	1,598,573	1,615,009
Derivative instruments	25	25	16	16

Liabilities
Revolving secured line of credit	$13,100	$13,100	$43,900	$43,900
Secured financing	764,450	769,653	599,281	598,622
Mortgage note	4,166	4,166	4,288	4,288
Senior notes	350,330	381,063	350,378	365,500

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS – (Concluded)

The following table provides the level of measurement used to determine the fair value for each of our financial instruments on a recurring basis, as of June 30, 2012 and December 31, 2011:

(In thousands)
	As of June 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$5,150	$–	$–	$5,150
Restricted cash and cash equivalents	128,382	–	–	128,382
Restricted securities available for sale	885	–	–	885
Net investment in Loans receivable	–	–	1,829,847	1,829,847
Derivative instruments	–	25	–	25

Liabilities
Revolving secured line of credit	$–	$13,100	$–	$13,100
Secured financing	–	769,653	–	769,653
Mortgage note	–	4,166	–	4,166
Senior notes	381,063	–	–	381,063

(In thousands)
	As of December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$4,657	$–	$–	$4,657
Restricted cash and cash equivalents	104,679	–	–	104,679
Restricted securities available for sale	810	–	–	810
Net investment in Loans receivable	–	–	1,615,009	1,615,009
Derivative instruments	–	16	–	16

Liabilities
Revolving secured line of credit	$–	$43,900	$–	$43,900
Secured financing	–	598,622	–	598,622
Mortgage note	–	4,288	–	4,288
Senior notes	365,500	–	–	365,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

8.           RELATED PARTY TRANSACTIONS

In the normal course of our business, affiliated Dealers assign Consumer Loans to us under the Portfolio and Purchase Programs.  Dealer Loans and Purchased Loans with affiliated Dealers are on the same terms as those with non-affiliated Dealers.  Affiliated Dealers are comprised of Dealers owned or controlled by: (1) our Chairman and significant shareholder; and (2) a member of the Chairman’s immediate family.

Affiliated Dealer Loan balances were $5.2 million and $4.9 million as of June 30, 2012 and December 31, 2011, respectively.  As of June 30, 2012 and December 31, 2011, affiliated Dealer Loan balances were 0.3% of total consolidated Dealer Loan balances.  A summary of related party Loan activity is as follows:

(In thousands)	For the Three Months Ended June 30,
	2012		2011
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$288	0.2%	$436	0.5%
New Consumer Loan assignments (1)	568	0.2%	313	0.1%
Accelerated Dealer Holdback payments	-	0.0%	-	0.0%
Dealer Holdback payments	960	3.3%	640	3.3%

(In thousands)	For the Six Months Ended June 30,
	2012		2011
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$565	0.3%	$981	0.5%
New Consumer Loan assignments (1)	1,734	0.2%	660	0.1%
Accelerated Dealer Holdback payments	70	0.3%	24	0.1%
Dealer Holdback payments	1,951	3.1%	1,105	3.2%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

Our Chairman and significant shareholder has indirect control over entities that, in the past, offered secured lines of credit to automobile dealers, and has the right or obligation to reacquire these entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

9.           INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	2.6%	2.6%	1.6%	2.2%
Changes in reserve for uncertain tax positions as a result of settlements and lapsed statutes and related interest	-0.6%	-0.6%	-0.4%	-0.8%
Other	-0.5%	-0.5%	0.2%	-0.2%
Effective tax rate	36.5%	36.5%	36.4%	36.2%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

(In thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average shares outstanding:
Common shares	25,355	25,547	25,447	26,186
Vested restricted stock units	571	428	546	396
Basic number of weighted average shares outstanding	25,926	25,975	25,993	26,582

Dilutive effect of stock options	48	105	53	140
Dilutive effect of restricted stock and restricted stock units	6	31	37	74
Dilutive number of weighted average shares outstanding	25,980	26,111	26,083	26,796

For the three months ended June 30, 2012 and 2011 and six months ended June 30, 2011, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive.  For the six months ended June 30, 2012 there were 8,422 shares of restricted stock outstanding excluded from the calculation of diluted net income per share because the impact would have been anti-dilutive.

11.         STOCK REPURCHASES

On August 5, 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 26, 2012, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of June 30, 2012, we had authorization to repurchase 976,129 shares of our common stock.

During the first two quarters of 2012, we repurchased 285,402 shares of our common stock in the open market at a cost of $27.0 million.

During the second quarter of 2012, we commenced a tender offer to repurchase 1.0 million shares of our common stock at a price of $84.45 per share.  Upon expiration of the tender offer during the second quarter of 2012, we repurchased 1.0 million common shares at a cost of $84.5 million.  As of June 30, 2012, accounts payable and accrued liabilities within our consolidated balance sheet included a payable of $84.5 million related to the settlement of this repurchase transaction.  The settlement during the third quarter of 2012 was financed by borrowing under our revolving secured line of credit facility.

During the first quarter of 2011, we commenced a tender offer to repurchase 1.9 million shares of our common stock at a price of $65.625 per share.  Upon expiration of the tender offer during the first quarter of 2011, we repurchased 1.9 million common shares at a cost of $125.0 million.  We financed the repurchase of our common stock in the tender offer using the proceeds from the issuance of $100.0 million of Senior Notes and by borrowing under our revolving secured line of credit facility.

12.         STOCK-BASED COMPENSATION PLANS

On March 26, 2012, our board of directors approved an amendment to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”) increasing the number of shares authorized for issuance by 500,000 shares, to 2 million shares.  Pursuant to the Incentive Plan, we can grant restricted stock, restricted stock units, stock options, and performance awards to team members, officers, directors, and contractors at any time prior to March 26, 2022.  The shares available for future grants under the Incentive Plan totaled 341,709 as of June 30, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

12.         STOCK-BASED COMPENSATION PLANS – (Continued)

A summary of the restricted stock activity under the Incentive Plan for the six months ended June 30, 2012 and 2011 is presented below:

(In thousands)	Number of Shares
	For the Six Months Ended June 30,
Restricted Stock	2012	2011
Outstanding Beginning Balance	48	112
Granted	199	9
Vested	(37)	(63)
Forfeited	(3)	(3)
Outstanding Ending Balance	207	55

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

A summary of the restricted stock unit activity under the Incentive Plan for the six months ended June 30, 2012 and 2011 is presented below:

(In thousands, except per share data)	Nonvested		Vested		Total
Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units
Outstanding as of December 31, 2011	348	$24.06	428	$22.14	776
Granted	313	106.32	-	-	313	(1)
Vested	(143)	21.48	143	21.48	-	(2)
Forfeited	(8)	15.80	-	-	(8)
Outstanding as of June 30, 2012	510	$75.43	571	$21.97	1,081

(In thousands, except per share data)	Nonvested		Vested		Total
Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units
Outstanding as of December 31, 2010	521	$19.99	270	$22.94	791
Granted	5	62.20	-	-	5	(3)
Vested	(158)	20.99	158	20.99	-	(4)
Forfeited	(6)	13.19	-	-	(6)
Outstanding as of June 30, 2011	362	$20.10	428	$22.14	790

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

12.         STOCK-BASED COMPENSATION PLANS – (Concluded)

Stock compensation expense consists of the following:

(In thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Restricted stock	$1,048	$164	$1,269	$380
Restricted stock units	2,686	437	3,287	812
Total	$3,734	$601	$4,556	$1,192

While the restricted stock units and shares of restricted stock are generally expected to vest in equal, annual installments over the corresponding requisite service periods of the grants, the related stock-based compensation expense is not recognized on a straight-line basis over the same periods.  Each installment is accounted for as a separate award and as a result, the fair value of each installment is recognized as stock-based compensation expense on a straight-line basis over the related vesting period.  The following table details how the expenses associated with restricted stock and restricted stock units, which are expected to be recognized over a weighted average period of 3.3 years, will be recorded assuming performance targets are achieved in the periods currently estimated:

(In thousands)
Year	Restricted Stock Units	Restricted Stock	Total Projected Expense
Remainder of 2012	$5,638	$2,144	$7,782
2013	8,167	3,256	11,423
2014	5,646	2,465	8,111
2015	4,210	2,003	6,213
2016	3,093	1,703	4,796
Thereafter	6,368	8,521	14,889
Total	$33,122	$20,092	$53,214

13.        LITIGATION AND CONTINGENT LIABILITIES

In the normal course of business and as a result of the customer-oriented nature of the industry in which we operate, industry participants are frequently subject to various customer claims and litigation seeking damages and statutory penalties.  The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, customer protection, warranty, debt collection, insurance and other customer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to our repossession and sale of the customer’s vehicle and other debt collection activities.  As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by customers principally against Dealers.  We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our dealer servicing agreement.  Many of these cases are filed as purported class actions and seek damages in large dollar amounts.  Current actions to which we are a party include the following matters.

On December 3, 2010, we received a civil investigative demand from the Missouri Attorney General Office relating to our practices regarding collections from Missouri consumers who claim to have not received title from the Dealer at the time of their purchase.  On January 24, 2011, we provided an initial response and on May 16, 2011, we filed a supplemental response.  We are in continued discussions with the Attorney General with respect to the demand for information.  We are cooperating with the inquiry.

On November 22, 2011, an arbitration proceeding against us was commenced before the American Arbitration Association ("AAA") in Southfield, Michigan.  The arbitration demand was brought by a Dealer and seeks unspecified money damages for alleged breach of the dealer servicing agreement.  The claimant purports to proceed on behalf of a putative class of similarly situated Dealers.  On or about January 3, 2012, we filed an answer, denying the allegations in the demand and opposing claimant’s attempt to proceed on a class-wide basis based on the terms of the parties’ arbitration agreement, which does not authorize classwide arbitration, and recent controlling Supreme Court authority.  An arbitration panel was never appointed.  On August 1, 2012, we received notice that the Dealer dismissed the proceeding against the Company.  We also received a demand from a group of five individual Dealers for alleged damages relating to the dealer servicing agreement.  We intend to vigorously defend ourselves against any claims that may be brought by these Dealers.

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

Overview

We offer automobile dealers financing programs that enable them to sell vehicles to consumers regardless of their credit history.  Our financing programs are offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our product, but who actually end up qualifying for traditional financing.

For the three months ended June 30, 2012, consolidated net income was $56.5 million, or $2.18 per diluted share, compared to $44.8 million, or $1.72 per diluted share, for the same period in 2011.  For the six months ended June 30, 2012, consolidated net income was $106.9 million, or $4.10 per diluted share, compared to $88.0 million, or $3.29 per diluted share, for the same period in 2011.  The increase in consolidated net income for the three and six months ended June 30, 2012 was primarily due to an increase in the size of our Loan portfolio.

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio is 2.1:1 as of June 30, 2012.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) Senior Notes.

Consumer Loan Performance

At the time a Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan.  Based on the amount and timing of these forecasts and expected expense levels, an advance or one-time purchase payment is made to the related Dealer at a price designed to achieve an acceptable return on capital.  If Consumer Loan performance equals or exceeds our initial expectation, it is likely our target return on capital will be achieved.

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of June 30, 2012, with the forecasts as of March 31, 2012, as of December 31, 2011, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	June 30, 2012	March 31, 2012	December 31, 2011	Initial Forecast	March 31, 2012	December 31, 2011	Initial Forecast
2003	73.8%	73.7%	73.7%	72.0%	0.1%	0.1%	1.8%
2004	73.0%	73.0%	73.0%	73.0%	0.0%	0.0%	0.0%
2005	73.6%	73.6%	73.6%	74.0%	0.0%	0.0%	-0.4%
2006	70.0%	70.0%	70.0%	71.4%	0.0%	0.0%	-1.4%
2007	68.1%	68.1%	68.1%	70.7%	0.0%	0.0%	-2.6%
2008	70.3%	70.1%	70.0%	69.7%	0.2%	0.3%	0.6%
2009	79.6%	79.5%	79.4%	71.9%	0.1%	0.2%	7.7%
2010	77.1%	76.9%	76.8%	73.6%	0.2%	0.3%	3.5%
2011	73.6%	73.0%	73.2%	72.5%	0.6%	0.4%	1.1%
2012 (1)	71.9%	70.5%	-	71.2%	1.4%	-	0.7%

(1)
The forecasted collection rate for 2012 Consumer Loans as of June 30, 2012 includes both Consumer Loans that were in our portfolio as of March 31, 2012 and Consumer Loans assigned during the most recent quarter.  The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of
2012 Consumer Loan Assignment Period	June 30, 2012	March 31, 2012	Variance
January 1, 2012 through March 31, 2012	72.2%	70.5%	1.7%
April 1, 2012 through June 30, 2012	71.4%	-	-

Consumer Loans assigned in 2003, 2009, 2010 and 2011 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates.  For all other assignment years presented, actual results have been very close to our initial estimates.  For the three months ended June 30, 2012, forecasted collection rates improved for Consumer Loans assigned during 2008 and 2010 through 2012 and were generally consistent with expectations at the start of the period for all other assignment years presented.  For the six months ended June 30, 2012, forecasted collection rates improved for Consumer Loans assigned during 2008 through 2012 and were generally consistent with expectations at the start of the period for all other assignment years presented.

Forecasting collection rates precisely at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we currently forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of June 30, 2012.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of June 30, 2012
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2003	73.8%	43.4%	30.4%	99.6%
2004	73.0%	44.0%	29.0%	99.5%
2005	73.6%	46.9%	26.7%	99.3%
2006	70.0%	46.6%	23.4%	98.6%
2007	68.1%	46.5%	21.6%	97.4%
2008	70.3%	44.6%	25.7%	95.2%
2009	79.6%	43.9%	35.7%	90.6%
2010	77.1%	44.7%	32.4%	68.0%
2011	73.6%	45.5%	28.1%	36.0%
2012	71.9%	45.8%	26.1%	8.7%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program as a percentage of the initial balance of the Consumer Loans.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

(2)	Presented as a percentage of total forecasted collections.

The risk of a material change in our forecasted collection rate declines as the Consumer Loans age.  For 2009 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 90% of the expected collections.  Conversely, the forecasted collection rates for more recent Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.

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

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of June 30, 2012 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %
Dealer Loans	2007	68.0%	45.8%	22.2%
	2008	70.8%	43.3%	27.5%
	2009	79.6%	43.5%	36.1%
	2010	77.1%	44.4%	32.7%
	2011	73.5%	45.3%	28.2%
	2012	71.8%	45.4%	26.4%

Purchased Loans	2007	68.4%	49.1%	19.3%
	2008	69.4%	46.7%	22.7%
	2009	79.5%	45.3%	34.2%
	2010	77.0%	46.5%	30.5%
	2011	74.2%	47.6%	26.6%
	2012	72.7%	50.5%	22.2%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program as a percentage of the initial balance of the Consumer Loans.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

The advance rates presented for each Consumer Loan assignment year change over time due to the impact of transfers between Dealer and Purchased Loans.  Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback.  We transfer the Dealer’s Consumer Loans from the Dealer Loan portfolio to the Purchased Loan portfolio in the period this forfeiture occurs.

Although the advance rate on Purchased Loans is higher as compared to the advance rate on Dealer Loans, Purchased Loans do not require us to pay Dealer Holdback.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last six quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2011	36.7%	59.3%
June 30, 2011	28.7%	41.3%
September 30, 2011	28.6%	40.5%
December 31, 2011	25.3%	32.1%
March 31, 2012	10.6%	10.7%
June 30, 2012	7.3%	7.9%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

Consumer Loan assignment volumes depend on a number of factors including (1) the overall demand for our product, (2) the amount of capital available to fund new Loans, and (3) our assessment of the volume that our infrastructure can support.  Our pricing strategy is intended to maximize the amount of economic profit we generate, within the confines of capital and infrastructure constraints.

Unit and dollar volumes grew 7.3% and 7.9%, respectively, during the second quarter of 2012 as the number of active Dealers grew 27.0% and average volume per active Dealer declined 15.3%.  We believe the decline in volume per Dealer is the result of increased competition.  We increased advance rates on April 1, 2012, which positively impacted unit and dollar volumes while reducing the return on capital we expect to earn on new assignments.  We believe this advance rate increase had a positive impact on economic profit as we believe the positive impact of the increased dollar volume exceeded the negative impact of the reduced return on capital.  Unit volume for the one month ended July 31, 2012 increased by 15.9% as compared to the same period in 2011.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Six Months Ended June 30,
	2012	2011	% Change
Consumer Loan unit volume	103,735	95,050	9.1%
Active Dealers (1)	4,215	3,190	32.1%
Average volume per active Dealer	24.6	29.8	-17.4%

       (1)      Active Dealers are Dealers who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Six Months Ended June 30,
	2012	2011	% Change
Consumer Loan unit volume from Dealers active both periods	81,060	87,925	-7.8%
Dealers active both periods	2,509	2,509	–
Average volume per Dealers active both periods	32.3	35.0	-7.8%

Consumer Loan unit volume from new Dealers	10,758	6,620	62.5%
New active Dealers (1)	1,028	644	59.6%
Average volume per new active Dealers	10.5	10.3	1.9%

Attrition (2)	-7.5%	-9.1%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.
(2)
Attrition is measured according to the following formula:  decrease in Consumer Loan unit volume from Dealers who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Dealer Loan unit volume as a percentage of total unit volume	93.6%	92.1%	93.4%	92.5%
Dealer Loan dollar volume as a percentage of total dollar volume (1)	92.1%	89.9%	91.7%	90.6%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

For the three and six months ended June 30, 2012, Dealer Loan unit and dollar volume as a percentage of total unit and dollar volume were generally consistent with the same periods in 2011.

As of June 30, 2012 and December 31, 2011, the net Dealer Loans receivable balance was 87.3% and 85.4%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(In thousands, except per share data)	For the Three Months Ended June 30,
	2012	2011	% Change
Revenue:
Finance charges	$134,002	$113,830	17.7%
Premiums earned	12,011	10,190	17.9%
Other income	5,768	5,945	-3.0%
Total revenue	151,781	129,965	16.8%
Costs and expenses:
Salaries and wages	20,406	15,402	32.5%
General and administrative	7,257	6,509	11.5%
Sales and marketing	7,596	5,772	31.6%
Provision for credit losses	2,710	8,928	-69.6%
Interest	15,649	14,950	4.7%
Provision for claims	9,030	7,771	16.2%
Total costs and expenses	62,648	59,332	5.6%
Income before provision for income taxes	89,133	70,633	26.2%
Provision for income taxes	32,620	25,789	26.5%
Net income	$56,513	$44,844	26.0%

Net income per share:
Basic	$2.18	$1.73
Diluted	$2.18	$7.72

Weighted average shares outstanding:
Basic	25,926	25,975
Diluted	25,980	26,111

The following table highlights changes in net income for the three months ended June 30, 2012, as compared to 2011:

(In thousands)	Change
Net income for the three months ended June 30, 2011	$44,844
Increase in finance charges	20,172
Increase in premiums earned	1,821
Decrease in other income	(177)
Increase in operating expenses (1)	(7,576)
Decrease in provision for credit losses	6,218
Increase in interest	(699)
Increase in provision for claims	(1,259)
Increase in provision for income taxes	(6,831)
Net income for the three months ended June 30, 2012	$56,513

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the three months ended June 30, 2012, finance charges increased $20.2 million, or 17.7%, as compared to the same period in 2011.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in thousands)	For the Three Months Ended June 30,
	2012	2011	Change
Average net Loans receivable balance	$1,778,820	$1,398,782	$380,038
Average yield on our Loan portfolio	30.1%	32.6%	-2.5%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended June 30, 2012:

(In thousands)	Year over Year Change
Impact on finance charges:	For the Three Months Ended June 30, 2012
Due to an increase in the average net Loans receivable balance	$30,927
Due to a decrease in the average yield	(10,755)
Total increase in finance charges	$20,172

The increase in the average net Loans receivable balance was primarily due to growth in new Loan volume during the last three quarters of 2011 and the first two quarters of 2012, which was primarily a result of increases in active Dealers, the size of the average Consumer Loan assignment and advance rates.  The average yield on our Loan portfolio for the three months ended June 30, 2012 decreased as compared to the same period in 2011 due to lower yields on new Loans, partially offset by improvements in forecasted collection rates during the last three quarters of 2011 and the first two quarters of 2012.

Premiums Earned.  For the three months ended June 30, 2012, premiums earned increased $1.8 million, or 17.9%, as compared to the same period in 2011.  The increase is primarily due to growth in the size of our reinsurance portfolio which resulted from growth in new Consumer Loan assignments during the last three quarters of 2011 and the first two quarters of 2012.

Other Income.  For the three months ended June 30, 2012, other income remained generally consistent with the amount reported during the same period in 2011.  While the Guaranteed Asset Protection (“GAP”) profit sharing income recognized in the second quarter of 2012 decreased by $1.0 million compared to the amount recognized in the second quarter of 2011, the decrease was fully offset by an increase in fee income from the sale of Global Positioning Systems with Starter Interrupt Devices (“GPS-SID”).  As a result of a change in our revenue recognition during the second quarter of 2011, GAP profit sharing income was elevated in the prior year period.  The increase in GPS-SID fee income was due to increases in both the fee earned per unit and the number of units purchased by Dealers from third party providers.

Operating Expenses.  For the three months ended June 30, 2012, operating expenses increased $7.6 million, or 27.4%, as compared to the same period in 2011.  The change in operating expenses is due to the following:

•
An increase in salaries and wages expense of $5.0 million, or 32.5%, which included a $3.1 million increase in stock-based compensation expense primarily attributable to the 15 year stock award granted to our Chief Executive Officer during the first quarter of the year.  Salaries and wages, excluding the increase in stock-based compensation, increased $1.9 million including an increase of $1.0 million in loan servicing, $0.5 million in loan originations and $0.4 million for support functions.

•	An increase in sales and marketing expense of $1.8 million, or 31.6%, primarily as a result of the increase in the size of our field sales force.
•
An increase in general and administrative expense of $0.8 million, or 11.5%, primarily due to a $0.3 million increase in information technology expenses and an increase in legal expenses of $0.2 million.

Provision for Credit Losses.  For the three months ended June 30, 2012, the provision for credit losses decreased $6.2 million, or 69.6%, as compared to the same period in 2011.  Under GAAP, when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the three months ended June 30, 2012, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $2.7 million for the three months ended June 30, 2012, of which $3.6 million related to Dealer Loans partially offset by a reversal of a provision of $0.9 million related to Purchased Loans.  During the three months ended June 30, 2011, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $8.9 million for the three months ended June 30, 2011, all of which related to Dealer Loans.

Interest.  For the three months ended June 30, 2012, interest expense increased $0.7 million, or 4.7%, as compared to the same period in 2011.  The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended June 30, 2012 and 2011:

(Dollars in thousands)	For the Three Months Ended June 30,
	2012	2011
Interest expense	$15,649	$14,950
Average outstanding debt balance	1,126,456	918,153
Average cost of debt	5.6%	6.5%

For the three months ended June 30, 2012, the increase in interest expense is primarily due to the increase in the average outstanding debt balance, partially offset by a decline in our average cost of debt.  The average outstanding debt balance increased compared to the same period in 2011 due to the use of the debt proceeds to fund the growth in new Consumer Loan assignments and stock repurchases.  The decline in our average cost of debt was primarily a result of a change in the mix of our outstanding debt.

Provision for Claims.  For the three months ended June 30, 2012, provision for claims increased $1.3 million, or 16.2%, as compared to the same period in 2011.  The increase was due to an increase in the size of our reinsurance portfolio partially offset by a decrease in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the three months ended June 30, 2012, the effective tax rate remained unchanged as compared to the same period in 2011 at 36.5%.

Results of Operations

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(In thousands, except per share data)	For the Six Months Ended June 30,
	2012	2011	% Change
Revenue:
Finance charges	$260,068	$220,333	18.0%
Premiums earned	22,781	18,733	21.6%
Other income	11,336	14,411	-21.3%
Total revenue	294,185	253,477	16.1%
Costs and expenses:
Salaries and wages	39,810	31,473	26.5%
General and administrative	14,666	12,142	20.8%
Sales and marketing	15,349	12,181	26.0%
Provision for credit losses	7,957	17,844	-55.4%
Interest	30,861	27,573	11.9%
Provision for claims	17,582	14,370	22.4%
Total costs and expenses	126,225	115,583	9.2%
Income before provision for income taxes	167,960	137,894	21.8%
Provision for income taxes	61,109	49,859	22.6%
Net income	$106,851	$88,035	21.4%

Net income per share:
Basic	$4.11	$3.31
Diluted	$4.10	$3.29

Weighted average shares outstanding:
Basic	25,993	26,582
Diluted	26,083	26,796

The following table highlights changes in net income for the six months ended June 30, 2012, as compared to 2011:

(In thousands)	Change
Net income for the six months ended June 30, 2011	$88,035
Increase in finance charges	39,735
Increase in premiums earned	4,048
Decrease in other income	(3,075)
Increase in operating expenses (1)	(14,029)
Decrease in provision for credit losses	9,887
Increase in interest	(3,288)
Increase in provision for claims	(3,212)
Increase in provision for income taxes	(11,250)
Net income for the six months ended June 30, 2012	$106,851

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the six months ended June 30, 2012, finance charges increased $39.7 million, or 18.0%, as compared to the same period in 2011.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in thousands)	For the Six Months Ended June 30,
	2012	2011	Change
Average net Loans receivable balance	$1,714,282	$1,328,786	$385,496
Average yield on our Loan portfolio	30.3%	33.2%	-2.9%

The following table summarizes the impact each component had on the overall increase in finance charges for the six months ended June 30, 2012:

(In thousands)	Year over Year Change
Impact on finance charges:	For the Six Months Ended June 30, 2012
Due to an increase in the average net Loans receivable balance	$63,921
Due to a decrease in the average yield	(24,186)
Total increase in finance charges	$39,735

The increase in the average net Loans receivable balance was primarily due to growth in new Loan volume throughout 2011 and 2012, which was primarily a result of increases in active Dealers, the size of the average Consumer Loan assignment and advance rates.  The average yield on our Loan portfolio for the six months ended June 30, 2012 decreased as compared to the same period in 2011 due to lower yields on new Loans, partially offset by improvements in forecasted collection rates throughout 2011 and 2012.

Premiums Earned.  For the six months ended June 30, 2012, premiums earned increased $4.0 million, or 21.6%, as compared to the same period in 2011.  The increase is primarily due to growth in the size of our reinsurance portfolio which resulted from growth in new Consumer Loan assignments throughout 2011 and 2012.

Other Income.  For the six months ended June 30, 2012, other income decreased $3.1 million, or 21.3%, as compared to the same period in 2011.  The decrease in other income was primarily due to a $4.5 million decrease in GAP profit sharing income which was primarily the result of the change we made to our revenue recognition during the second quarter of 2011 to begin recognizing this income as earned over the life of the GAP contracts.  As a result of this change, 2011 included both the recognition of the $3.7 million annual profit sharing payment received during the first quarter of 2011 and the recognition of $1.9 million in future profit sharing payments earned during the first two quarters of 2011.  In addition, profit sharing income for the first quarter of 2012 was reduced by a $0.5 million reversal of previously recognized income as a result of a change in our profit sharing arrangement.  Additionally, enrollment fees also declined by $0.6 million for the current period.  The decrease in GAP profit sharing and enrollment fees was partially offset by a $1.9 million increase in GPS-SID fee income due to increases in both the fee earned per unit and the number of units purchased by Dealers from third party providers.

Operating Expenses.  For the six months ended June 30, 2012, operating expenses increased $14.0 million, or 25.1%, as compared to the same period in 2011.  The change in operating expenses is due to the following:

•
An increase in salaries and wages expense of $8.3 million, or 26.5%, which included a $3.4 million increase in stock-based compensation expense primarily attributable to the 15 year stock award granted to our Chief Executive Officer during the first quarter of the year and a $1.1 million increase in fringe benefits, primarily related to medical claims.  Salaries and wages, excluding the increase in stock-based compensation and fringe benefits, increased $3.8 million including an increase of $2.3 million in loan servicing and $1.2 million for support functions.

•	An increase in sales and marketing expense of $3.2 million, or 26.0%, as a result of the increase in the size of the field sales force.
•
An increase in general and administrative expense of $2.5 million, or 20.8%, due to an increase in legal expenses of $0.9 million, a $0.9 million increase in information technology expenses and a $0.6 million larger expense recorded for property taxes as a result of a property tax refund recognized in the first quarter of 2011.

Provision for Credit Losses.  For the six months ended June 30, 2012, the provision for credit losses decreased $9.9 million, or 55.4%, as compared to the same period in 2011.  During the six months ended June 30, 2012, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $7.9 million for the six months ended June 30, 2012, of which $10.2 million related to Dealer Loans partially offset by a reversal of a provision of $2.3 million related to Purchased Loans.  During the six months ended June 30, 2011, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $17.8 million for the six months ended June 30, 2011, of which $18.3 million related to Dealer Loans offset by a reversal of provision of $0.5 million related to Purchased Loans.

Interest.  For the six months ended June 30, 2012, interest expense increased $3.3 million, or 11.9%, as compared to the same period in 2011.  The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the six months ended June 30, 2012 and 2011:

(Dollars in thousands)	For the Six Months Ended June 30,
	2012	2011
Interest expense	$30,861	$27,573
Average outstanding debt balance	1,078,808	820,967
Average cost of debt	5.7%	6.7%

For the six months ended June 30, 2012, the increase in interest expense is primarily due to the increase in the average outstanding debt balance, partially offset by a decline in our average cost of debt.  The average outstanding debt balance increased compared to the same period in 2011 due to the use of the debt proceeds to fund the growth in new Consumer Loan assignments and stock repurchases.  The decline in our average cost of debt was primarily a result of a change in the mix of our outstanding debt.

Provision for Claims.  For the six months ended June 30, 2012, provision for claims increased $3.2 million, or 22.4%, as compared to the same period in 2011.  The increase was due to an increase in the size of our reinsurance portfolio partially offset by a decrease in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the six months ended June 30, 2012, the effective tax rate of 36.4% was generally consistent with the effective tax rate of 36.2% in the same period in 2011.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) Senior Notes.  There are various restrictive debt covenants for each financing arrangement and we are in compliance with those covenants as of June 30, 2012.  For information regarding these financings and the covenants included in the related documents, see Note 5 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

During the second quarter of 2012, we extended the maturity of our revolving secured line of credit facility from June 22, 2014 to June 22, 2015.  Additionally, the amount of the facility was increased from $205.0 million to $235.0 million.  The interest rate on borrowings under the facility was decreased from the prime rate plus 1.25% or the LIBOR rate plus 2.25%, at our option, to the prime rate plus 0.875% or the LIBOR rate plus 1.875%, at our option.

During the second quarter of 2012, we extended the date on which Warehouse III will cease to revolve from September 10, 2013 to September 10, 2015.  The maturity of the facility was also extended from September 10, 2014 to September 10, 2017.  There were no other material changes to the terms of the facility.

During the second quarter of 2012, we commenced a tender offer to repurchase 1.0 million shares of our common stock at a price of $84.45 per share.  Upon expiration of the tender offer during the second quarter of 2012, we repurchased 1.0 million common shares at a cost of $84.5 million.  As of June 30, 2012, accounts payable and accrued liabilities within our consolidated balance sheet included a payable of $84.5 million related to the settlement of this repurchase transaction.  The settlement during the third quarter of 2012 was financed by borrowing under our revolving secured line of credit facility.

During the first quarter of 2012, we completed a $201.3 million Term ABS financing which was used to repay outstanding indebtedness.  The financing has an expected annualized cost of approximately 2.8% (including the initial purchaser’s fees and other costs) and it will revolve for 24 months after which it will amortize based upon the cash flows on the contributed loans.

Cash and cash equivalents as of June 30, 2012 and December 31, 2011 was $5.2 million and $4.7 million, respectively.  Our total balance sheet indebtedness increased $134.2 million to $1,132.0 million as of June 30, 2012 from $997.8 million as of December 31, 2011 due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of our scheduled principal debt maturities as of June 30, 2012 is as follows:

(In thousands)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2012	$23,911
2013	146,594
2014	462,539
2015	114,835
2016	33,837
Thereafter	350,000
Total	$1,131,716

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

The amounts presented exclude the net unamortized debt premium of $0.3 million.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  These forward-looking statements represent our outlook only as of the date of this report.  While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties.  Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2011, as amended in Item 1A of Part II of this report, other risk factors discussed herein or listed from time to time in our reports filed with the SEC and the following:

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

•	Litigation we are involved in from time to time may adversely affect our financial condition, results of operations and cash flows.

•	Changes in tax laws and the resolution of uncertain income tax matters could have a material adverse effect on our results of operations and cash flows from operations.

•	Our operations are dependent on technology.

•	Reliance on third parties to administer our ancillary product offerings could adversely affect our business and financial results.

•	We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional team members could adversely affect our ability to operate profitably.

•	Our reputation is a key asset to our business, and our business may be affected by how we are perceived in the marketplace.

•	The concentration of our Dealers in several states could adversely affect us.

•	Failure to properly safeguard confidential consumer information could subject us to liability, decrease our profitability and damage our reputation.

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

PART II. - OTHER INFORMATION
ITEM 1A.    RISK FACTORS

The risk factors entitled “Our operations are dependent on technology” and “Failure to properly safeguard confidential consumer information could subject us to liability, decrease our profitability and damage our reputation” included in Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 are amended and restated in their entirety as follows:

Our operations are dependent on technology.

Virtually all Consumer Loans submitted to us for assignment are processed through our internet-based Credit Approval Processing System (“CAPS”) application, which enables our Dealers to interact with our proprietary credit scoring system.  Our Consumer Loan servicing platform is also technology based.  We rely on these systems to record and process significant amounts of data quickly and accurately and believe that these systems provide us with a competitive advantage.  All of these systems are dependent upon computer and telecommunications equipment, software systems and Internet access.  The temporary or permanent loss of any components of these systems through hardware failures, software errors, operating malfunctions, the vulnerability of the Internet or otherwise could interrupt our business operations, harm our business and adversely affect our competitive advantage.  In addition, our competitors could create or acquire systems similar to ours, which would adversely affect our competitive advantage.

Our systems, and the equipment, software and Internet access on which they depend, may be subject to cyber attacks, security breaches and other cybersecurity incidents.  Although the cybersecurity incidents we have experienced to date have not had a material effect on our business, financial condition or results of operations, there can be no assurance that cybersecurity incidents will not have a material adverse effect on us in the future.

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

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to secure online transmission of confidential consumer information.  Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data.  A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.  We may be required to expend capital and other resources to protect against, or alleviate problems caused by, security breaches or other cybersecurity incidents.  Although we have experienced cybersecurity incidents from time to time that have not had a material effect on our business, financial condition or results of operations, there can be no assurance that a cyber attack, security breach or other cybersecurity incident will not have a material adverse effect on us in the future.  Our security measures are designed to protect against security breaches, but our failure to prevent security breaches could subject us to liability, decrease our profitability and damage our reputation.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

On August 5, 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 26, 2012, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of June 30, 2012, we have authorization to repurchase 976,129 shares of our common stock.

The following table summarizes stock repurchases for the three months ended June 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Used to Purchase Shares Under the Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2012	-		$-	-	$6,161,954	1,000,000
May 1 to May 31, 2012	94,559		87.26	94,559	-	976,129
June 1 to June 30, 2012	1,000,000	*	84.45	1,000,000	-	976,129
	1,094,559		$84.69	1,094,559

*On June 1, 2012, we commenced a tender offer to repurchase up to 1,000,000 shares of our outstanding common stock at a price of $84.45 per share.  Upon expiration of the tender offer on June 29, 2012, we repurchased 1,000,000 common shares at a cost of approximately $84.5 million.  This transaction was authorized by the board of directors in addition to the board’s prior authorizations.  As of June 30, 2012, accounts payable and accrued liabilities within our consolidated balance sheet included a payable of $84.5 million related to the settlement of this repurchase transaction.  The settlement during the third quarter of 2012 was financed by borrowing under our revolving secured line of credit facility.

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
Date: August 2, 2012

INDEX OF EXHIBITS

The following documents are filed as part of this report.  Those exhibits previously filed and incorporated herein by reference are identified below.  Exhibits not required for this report have been omitted.  Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

Exhibit No.	Description
4.72
First Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 15, 2012, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 15, 2012)

4.73
Amended and Restated Loan and Security Agreement, dated as of June 29, 2012 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated July 6, 2012)

4.74
Amended and Restated Contribution Agreement, dated as of June 29, 2012 between the Company and CAC Warehouse Funding III, LLC (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated July 6, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(INS)	XBRL Instance Document. *
101(SCH)	XBRL Taxonomy Extension Schema Document. *
101(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document. *
101(DEF)	XBRL Taxonomy Extension Definition Linkbase Document. *
101(LAB)	XBRL Taxonomy Extension Label Linkbase Document. *
101(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document. *

*
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.