Form 10-Q
period 2012-09-30
CREDIT ACCEPTANCE CORP
filed 2012-11-01
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

The number of shares of Common Stock, par value $0.01, outstanding on October 19, 2012 was 24,551,189.

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	As of
	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS:
Cash and cash equivalents	$5,725	$4,657
Restricted cash and cash equivalents	167,706	104,679
Restricted securities available for sale	–	810

Loans receivable (including $5,634 and $4,949 from affiliates as of September 30, 2012 and December 31, 2011, respectively)	2,047,481	1,752,891
Allowance for credit losses	(170,763)	(154,318)
Loans receivable, net	1,876,718	1,598,573

Property and equipment, net	21,863	18,472
Income taxes receivable	–	506
Other assets	31,310	30,901
Total Assets	$2,103,322	$1,758,598

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$98,131	$95,858
Revolving secured line of credit	115,800	43,900
Secured financing	791,850	599,281
Mortgage note	4,104	4,288
Senior notes	350,307	350,378
Deferred income taxes, net	135,334	123,449
Income taxes payable	9,991	1,493
Total Liabilities	1,505,517	1,218,647

Commitments and Contingencies - See Note 13

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 80,000 shares authorized, 24,551 and 25,624 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	246	256
Paid-in capital	49,455	38,801
Retained earnings	548,104	500,888
Accumulated other comprehensive income	–	6
Total Shareholders' Equity	597,805	539,951
Total Liabilities and Shareholders' Equity	$2,103,322	$1,758,598

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Finance charges	$137,495	$117,905	$397,563	$338,238
Premiums earned	12,206	10,462	34,987	29,195
Other income	5,977	5,372	17,313	19,783
Total revenue	155,678	133,739	449,863	387,216
Costs and expenses:
Salaries and wages	21,720	15,929	61,530	47,402
General and administrative	6,797	6,044	21,463	18,186
Sales and marketing	8,129	5,587	23,478	17,768
Provision for credit losses	9,759	4,550	17,716	22,394
Interest	16,289	14,600	47,150	42,173
Provision for claims	9,122	8,363	26,704	22,733
Total costs and expenses	71,816	55,073	198,041	170,656
Income before provision for income taxes	83,862	78,666	251,822	216,560
Provision for income taxes	30,874	28,706	91,983	78,565
Net income	$52,988	$49,960	159,839	137,995

Net income per share:
Basic	$2.13	$1.92	$6.24	$5.23
Diluted	$2.12	$1.91	$6.22	$5.19

Weighted average shares outstanding:
Basic	24,908	26,033	25,629	26,397
Diluted	24,962	26,136	25,706	26,573

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In thousands)	For the Three Months Ended September 30,
	2012	2011

Net income	$52,988	$49,960
Other comprehensive income, net of tax:
Unrealized loss on derivatives qualifying as hedges
Unrealized loss on cash flow hedge, net of tax of $0 and $0 for 2012 and 2011, respectively	–	–
Less: reclassification adjustment for loss on cash flow hedge included in net income, net of tax of $0 and $(18) for 2012 and 2011, respectively	–	31
Unrealized gain on available for sale securities
Unrealized gain on securities, net of tax of $0 and $1 for 2012 and 2011, respectively	(4)	(4)
Less: reclassification adjustment for gain on sale of securities included in net income, net of tax of $8 and $1 for 2012 and 2011, respectively	(13)	(2)
Other comprehensive income	(17)	25
Comprehensive income	$52,971	$49,985

(In thousands)	For the Nine Months Ended September 30,
	2012	2011

Net income	$159,839	$137,995
Other comprehensive income, net of tax:
Unrealized loss on derivatives qualifying as hedges
Unrealized loss on cash flow hedge, net of tax of $0 and $6 for 2012 and 2011, respectively	–	(10)
Less: reclassification adjustment for loss on cash flow hedge included in net income, net of tax of $0 and $(71) for 2012 and 2011, respectively	–	121
Unrealized gain on available for sale securities
Unrealized gain on securities, net of tax of $(8) and $(1) for 2012 and 2011, respectively	7	3
Less: reclassification adjustment for gain on sale of securities included in net income, net of tax of $8 and $1 for 2012 and 2011, respectively	(13)	(2)
Other comprehensive income	(6)	112
Comprehensive income	$159,833	$138,107

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	For the Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$159,839	$137,995
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	17,716	22,394
Depreciation	3,690	3,076
Amortization	5,126	4,346
Loss on retirement of property and equipment	10	28
Provision for deferred income taxes	11,884	8,763
Stock-based compensation	8,601	1,556
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	2,273	15,951
Decrease in income taxes receivable	506	11,503
Increase in income taxes payable	8,498	448
Decrease (increase) in other assets	367	(3,703)
Net cash provided by operating activities	218,510	202,357
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(63,027)	(24,676)
Purchases of restricted securities available for sale	(100)	(532)
Proceeds from sale of restricted securities available for sale	905	76
Maturities of restricted securities available for sale	–	454
Principal collected on Loans receivable	882,613	748,242
Advances to Dealers	(968,725)	(888,602)
Purchases of Consumer Loans	(85,992)	(94,212)
Accelerated payments of Dealer Holdback	(34,107)	(37,275)
Payments of Dealer Holdback	(89,734)	(58,734)
Net decrease in other loans	84	797
Purchases of property and equipment	(7,091)	(3,569)
Net cash used in investing activities	(365,174)	(358,031)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	1,969,700	1,757,500
Repayments under revolving secured line of credit	(1,897,800)	(1,794,800)
Proceeds from secured financing	1,426,650	600,000
Repayments of secured financing	(1,234,081)	(385,293)
Principal payments under mortgage note	(184)	(175)
Proceeds from sale of senior notes	–	106,000
Payments of debt issuance costs	(5,973)	(6,849)
Repurchase of common stock	(112,946)	(126,675)
Proceeds from stock options exercised	519	2,781
Tax benefits from stock-based compensation plans	1,847	3,027
Net cash provided by financing activities	147,732	155,516
Net increase (decrease) in cash and cash equivalents	1,068	(158)
Cash and cash equivalents, beginning of period	4,657	3,792
Cash and cash equivalents, end of period	$5,725	$3,634

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$49,790	$37,677
Cash paid during the period for income taxes	$68,902	$55,116

See accompanying notes to consolidated financial statements.

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2012 for items that could potentially be recognized or disclosed in these financial statements.  We did not identify any items which would require disclosure in or adjustment to the financial statements, except as disclosed in Note 13 of these consolidated financial statements.

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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2011	92.9%	7.1%
June 30, 2011	92.1%	7.9%
September 30, 2011	92.3%	7.7%
December 31, 2011	92.6%	7.4%
March 31, 2012	93.3%	6.7%
June 30, 2012	93.6%	6.4%
September 30, 2012	93.8%	6.2%

2.           DESCRIPTION OF BUSINESS – (Continued)

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;
•	a non-recourse cash payment (“advance”) from us; and
•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

Forecast Methodology Changes and Modifications.  For the three and nine months ended September 30, 2012 and 2011, we did not make any methodology changes or significant modifications to our forecasts of future collections on Consumer Loans that had a material impact on our financial results.

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

(In thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net assumed written premiums	$11,479	$11,293	$39,813	$37,419
Net premiums earned	12,206	10,462	34,987	29,195
Provision for claims	9,122	8,363	26,704	22,733
Amortization of capitalized acquisition costs	342	288	952	747

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In thousands)		As of
	Balance Sheet location	September 30, 2012	December 31, 2011
Trust assets	Restricted cash and cash equivalents	$48,412	$42,026
Unearned premium	Accounts payable and accrued liabilities	37,161	32,335
Claims reserve (1)	Accounts payable and accrued liabilities	1,515	1,297

(1)	The claims reserve is estimated based on historical claims experience.

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.  As of September 30, 2012 and December 31, 2011, we had $3.5 million and $4.1 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents increased to $167.7 million as of September 30, 2012 from $104.7 million as of December 31, 2011.  The following table summarizes restricted cash and cash equivalents:

(In thousands)	As of
	September 30, 2012	December 31, 2011
Cash related to secured financings	$119,259	$62,536
Cash held in trusts for future vehicle service contract claims (1)	48,447	42,143
Total restricted cash and cash equivalents	$167,706	$104,679

(1)
The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.  As of September 30, 2012, the outstanding cash balance includes $48,412 related to VSC Re and $35 related to a discontinued profit sharing arrangement.  As of December 31, 2011, the outstanding cash balance includes $42,026 related to VSC Re and $117 related to a discontinued profit sharing arrangement.

As of September 30, 2012 and December 31, 2011, we had $146.7 million and $97.5 million, respectively, in restricted cash and cash equivalents that was not insured by the FDIC.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Restricted Securities Available for Sale

Restricted securities available for sale consisted of amounts held in a trust in accordance with a discontinued vehicle service contract profit sharing arrangement.  We determine the appropriate classification of our investments in debt securities at the time of purchase and reevaluate such determinations at each balance sheet date.  Debt securities for which we do not have the intent or ability to hold to maturity are classified as available for sale, and stated at fair value with unrealized gains and losses, net of income taxes included in the determination of comprehensive income and reported as a component of shareholders’ equity.

Restricted securities available for sale consisted of the following:

(In thousands)	As of September 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$–	$–	$–	$–

(In thousands)	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$804	$13	$(7)	$810

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	As of
	September 30, 2012		December 31, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Contractual Maturity
Within one year	$–	$–	$45	$44
Over one year to five years	–	–	759	766
Total restricted securities available for sale	$–	$–	$804	$810

Deferred Debt Issuance Costs

As of September 30, 2012 and December 31, 2011, deferred debt issuance costs were $18.8 million and $18.1 million, respectively, and are included in other assets in the consolidated balance sheets. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for asset-backed secured financings (“Term ABS”) and 9.125% First Priority Senior Secured Notes due 2017 (“Senior Notes”) and the straight-line method for lines of credit and revolving secured warehouse (“Warehouse”) facilities.

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

4.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In thousands)	As of September 30, 2012
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,807,701	$239,780	$2,047,481
Allowance for credit losses	(161,284)	(9,479)	(170,763)
Loans receivable, net	$1,646,417	$230,301	$1,876,718

(In thousands)	As of December 31, 2011
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,506,539	$246,352	$1,752,891
Allowance for credit losses	(141,712)	(12,606)	(154,318)
Loans receivable, net	$1,364,827	$233,746	$1,598,573

4.           LOANS RECEIVABLE – (Continued)

A summary of changes in Loans receivable is as follows:

(In thousands)	For the Three Months Ended September 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,736,578	$241,216	$1,977,794
New Consumer Loan assignments (1)	293,379	25,238	318,617
Principal collected on Loans receivable	(252,398)	(32,617)	(285,015)
Accelerated Dealer Holdback payments	9,884	–	9,884
Dealer Holdback payments	27,118	–	27,118
Transfers (2)	(5,946)	5,946	–
Write-offs	(1,480)	(26)	(1,506)
Recoveries (3)	582	23	605
Net change in other loans	(16)	–	(16)
Balance, end of period	$1,807,701	$239,780	$2,047,481

(In thousands)	For the Three Months Ended September 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,331,973	$250,932	$1,582,905
New Consumer Loan assignments (1)	278,395	30,717	309,112
Principal collected on Loans receivable	(216,860)	(36,970)	(253,830)
Accelerated Dealer Holdback payments	12,859	–	12,859
Dealer Holdback payments	23,985	–	23,985
Transfers (2)	(2,933)	2,933	–
Write-offs	(736)	(68)	(804)
Recoveries (3)	442	21	463
Net change in other loans	(259)	–	(259)
Balance, end of period	$1,426,866	$247,565	$1,674,431

(In thousands)	For the Nine Months Ended September 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,506,539	$246,352	$1,752,891
New Consumer Loan assignments (1)	968,725	85,992	1,054,717
Principal collected on Loans receivable	(774,361)	(108,252)	(882,613)
Accelerated Dealer Holdback payments	34,107	–	34,107
Dealer Holdback payments	89,734	–	89,734
Transfers (2)	(16,150)	16,150	–
Write-offs	(2,483)	(532)	(3,015)
Recoveries (3)	1,674	70	1,744
Net change in other loans	(84)	–	(84)
Balance, end of period	$1,807,701	$239,780	$2,047,481

(In thousands)	For the Nine Months Ended September 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,082,039	$262,842	$1,344,881
New Consumer Loan assignments (1)	888,602	94,212	982,814
Principal collected on Loans receivable	(628,406)	(119,836)	(748,242)
Accelerated Dealer Holdback payments	37,275	–	37,275
Dealer Holdback payments	58,734	–	58,734
Transfers (2)	(10,490)	10,490	–
Write-offs	(1,563)	(207)	(1,770)
Recoveries (3)	1,472	64	1,536
Net change in other loans	(797)	–	(797)
Balance, end of period	$1,426,866	$247,565	$1,674,431

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

The excess of expected net cash flows over the carrying value of the Loans is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In thousands)	For the Three Months Ended September 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$581,693	$119,493	$701,186
New Consumer Loan assignments (1)	127,728	10,790	138,518
Finance charge income	(117,780)	(19,715)	(137,495)
Forecast changes	6,880	1,265	8,145
Transfers (2)	(2,580)	4,240	1,660
Balance, end of period	$595,941	$116,073	$712,014

(In thousands)	For the Three Months Ended September 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$462,478	$123,561	$586,039
New Consumer Loan assignments (1)	122,010	14,125	136,135
Finance charge income	(96,577)	(21,328)	(117,905)
Forecast changes	5,211	2,791	8,002
Transfers (2)	(1,349)	2,182	833
Balance, end of period	$491,773	$121,331	$613,104

(In thousands)	For the Nine Months Ended September 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$508,046	$120,082	$628,128
New Consumer Loan assignments (1)	416,159	38,227	454,386
Finance charge income	(337,231)	(60,332)	(397,563)
Forecast changes	16,322	6,406	22,728
Transfers (2)	(7,355)	11,690	4,335
Balance, end of period	$595,941	$116,073	$712,014

(In thousands)	For the Nine Months Ended September 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$351,569	$124,520	$476,089
New Consumer Loan assignments (1)	395,111	46,627	441,738
Finance charge income	(273,300)	(64,938)	(338,238)
Forecast changes	23,440	6,659	30,099
Transfers (2)	(5,047)	8,463	3,416
Balance, end of period	$491,773	$121,331	$613,104

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

4.           LOANS RECEIVABLE – (Continued)

Additional information related to new Consumer Loan assignments is as follows:

(In thousands)	For the Three Months Ended September 30, 2012
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$454,859	$50,278	$505,137
Expected net cash flows at the time of assignment (2)	421,107	36,028	457,135
Fair value at the time of assignment (3)	293,379	25,238	318,617

(In thousands)	For the Three Months Ended September 30, 2011
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$431,399	$61,382	$492,781
Expected net cash flows at the time of assignment (2)	400,405	44,842	445,247
Fair value at the time of assignment (3)	278,395	30,717	309,112

(In thousands)	For the Nine Months Ended September 30, 2012
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,495,980	$173,176	$1,669,156
Expected net cash flows at the time of assignment (2)	1,384,884	124,219	1,509,103
Fair value at the time of assignment (3)	968,725	85,992	1,054,717

(In thousands)	For the Nine Months Ended September 30, 2011
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,378,850	$191,814	$1,570,664
Expected net cash flows at the time of assignment (2)	1,283,713	140,839	1,424,552
Fair value at the time of assignment (3)	888,602	94,212	982,814

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

4.           LOANS RECEIVABLE – (Continued)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 3 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of September 30, 2012, with the forecasts as of June 30, 2012, as of December 31, 2011, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	September 30, 2012	June 30, 2012	December 31, 2011	Initial Forecast	June 30, 2012	December 31, 2011	Initial Forecast
2003	73.8%	73.8%	73.7%	72.0%	0.0%	0.1%	1.8%
2004	73.0%	73.0%	73.0%	73.0%	0.0%	0.0%	0.0%
2005	73.5%	73.6%	73.6%	74.0%	-0.1%	-0.1%	-0.5%
2006	70.0%	70.0%	70.0%	71.4%	0.0%	0.0%	-1.4%
2007	68.1%	68.1%	68.1%	70.7%	0.0%	0.0%	-2.6%
2008	70.3%	70.3%	70.0%	69.7%	0.0%	0.3%	0.6%
2009	79.5%	79.6%	79.4%	71.9%	-0.1%	0.1%	7.6%
2010	77.2%	77.1%	76.8%	73.6%	0.1%	0.4%	3.6%
2011	73.7%	73.6%	73.2%	72.5%	0.1%	0.5%	1.2%
2012 (2)	71.6%	71.9%	–	71.1%	-0.3%	–	0.5%

(1)
Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment.  Contractual repayments include both principal and interest.

(2)
The forecasted collection rate for 2012 Consumer Loans as of September 30, 2012 includes both Consumer Loans that were in our portfolio as of June 30, 2012 and Consumer Loans assigned during the most recent quarter.  The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of
2012 Consumer Loan Assignment Period	September 30, 2012	June 30, 2012	Variance
January 1, 2012 through June 30, 2012	72.0%	71.9%	0.1%
July 1, 2012 through September 30, 2012	70.6%	–	–

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

(In thousands)	As of September 30, 2012
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$572,223	$196,367	$768,590	$1,235,479	$43,413	$1,278,892
Allowance for credit losses	–	–	–	(161,284)	(9,479)	(170,763)
Loans receivable, net	$572,223	$196,367	$768,590	$1,074,195	$33,934	$1,108,129

(In thousands)	As of December 31, 2011
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$511,926	$192,502	$704,428	$994,613	$53,850	$1,048,463
Allowance for credit losses	–	–	–	(141,712)	(12,606)	(154,318)
Loans receivable, net	$511,926	$192,502	$704,428	$852,901	$41,244	$894,145

4.           LOANS RECEIVABLE – (Concluded)

A summary of changes in the allowance for credit losses is as follows:

(In thousands)	For the Three Months Ended September 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$152,031	$9,874	$161,905
Provision for credit losses	10,151	(392)	9,759
Write-offs	(1,480)	(26)	(1,506)
Recoveries (1)	582	23	605
Balance, end of period	$161,284	$9,479	$170,763

(In thousands)	For the Three Months Ended September 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$131,728	$13,091	$144,819
Provision for credit losses	4,723	(173)	4,550
Write-offs	(736)	(68)	(804)
Recoveries (1)	442	21	463
Balance, end of period	$136,157	$12,871	$149,028

(In thousands)	For the Nine Months Ended September 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$141,712	$12,606	$154,318
Provision for credit losses	20,381	(2,665)	17,716
Write-offs	(2,483)	(532)	(3,015)
Recoveries (1)	1,674	70	1,744
Balance, end of period	$161,284	$9,479	$170,763

(In thousands)	For the Nine Months Ended September 30, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113,227	$13,641	$126,868
Provision for credit losses	23,021	(627)	22,394
Write-offs	(1,563)	(207)	(1,770)
Recoveries (1)	1,472	64	1,536
Balance, end of period	$136,157	$12,871	$149,028

(1)	Represents collections received on previously written off Loans.

5.           DEBT

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings and (4) Senior Notes.  General information for each of our financing transactions in place as of September 30, 2012 is as follows:

(Dollars in thousands)
Financings	Wholly-owned Subsidiary	Close Date	Maturity Date		Financing Amount	Interest Rate as of September 30, 2012
Revolving Secured Line of Credit	n/a	06/15/2012	06/22/2015		$235,000	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	06/17/2011	06/17/2014	(2)	$325,000	Commercial paper rate plus 275 basis points or LIBOR plus 375 basis points (3) (4)
Warehouse Facility III (1)	CAC Warehouse Funding III, LLC	06/29/2012	09/10/2015	(5)	$75,000	LIBOR plus 160 basis points (4)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	08/19/2011	02/19/2014	(2)	$75,000	LIBOR plus 275 basis points (4)
Term ABS 2010-1 (1)	Credit Acceptance Funding LLC 2010-1	11/04/2010	10/15/2012	(2)	$100,500	Fixed rate
Term ABS 2011-1 (1)	Credit Acceptance Funding LLC 2011-1	10/06/2011	09/16/2013	(2)	$200,500	Fixed rate
Term ABS 2012-1 (1)	Credit Acceptance Funding LLC 2012-1	03/29/2012	03/17/2014	(2)	$201,250	Fixed rate
Term ABS 2012-2 (1)	Credit Acceptance Funding LLC 2012-2	09/20/2012	09/15/2014	(2)	$252,000	Fixed rate
Senior Notes	n/a	(6)	02/01/2017		$350,000	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.
(2)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.
(3)	The LIBOR rate is used if funding is not available from the commercial paper market.
(4)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.
(5)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2017 will be due.
(6)	The close dates associated with the issuance of $250.0 million and $100.0 million of the Senior Notes were on February 1, 2010 and March 3, 2011, respectively.

5.           DEBT – (Continued)

Additional information related to the amounts outstanding on each facility is as follows:

(In thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revolving Secured Line of Credit
Maximum outstanding balance	$139,000	$165,400	$187,300	$165,400
Average outstanding balance	100,133	113,098	98,876	108,262

Warehouse Facility II
Maximum outstanding balance	$173,800	$264,000	$177,200	$264,000
Average outstanding balance	143,733	215,522	128,606	184,224

Warehouse Facility III
Maximum outstanding balance	$62,000	$75,000	$73,000	$75,000
Average outstanding balance	51,423	73,587	60,760	47,436

Warehouse Facility IV
Maximum outstanding balance	$39,200	$43,500	$39,600	$43,500
Average outstanding balance	37,809	41,895	37,847	41,895

5.           DEBT – (Continued)

(Dollars in thousands)	As of
	September 30, 2012	December 31, 2011
Revolving Secured Line of Credit
Balance outstanding	$115,800	$43,900
Amount available for borrowing (1)	119,200	161,100
Interest rate	2.09%	2.55%

Warehouse Facility II
Balance outstanding	$–	$163,200
Amount available for borrowing (1)	325,000	161,800
Loans pledged as collateral	–	242,119
Restricted cash and cash equivalents pledged as collateral	1,626	6,117
Interest rate	2.96%	2.99%

Warehouse Facility III
Balance outstanding	$–	$70,000
Amount available for borrowing (1)	75,000	5,000
Loans pledged as collateral	–	91,601
Restricted cash and cash equivalents pledged as collateral	538	3,321
Interest rate	1.82%	1.89%

Warehouse Facility IV
Balance outstanding	$37,600	$37,500
Amount available for borrowing (1)	37,400	37,500
Loans pledged as collateral	49,003	62,260
Restricted cash and cash equivalents pledged as collateral	2,843	2,188
Interest rate	2.97%	3.05%

Term ABS 2009-1
Balance outstanding	$–	$27,581
Loans pledged as collateral	–	105,209
Restricted cash and cash equivalents pledged as collateral	–	13,526
Interest rate	–	5.68%

Term ABS 2010-1
Balance outstanding	$100,500	$100,500
Loans pledged as collateral	123,609	125,541
Restricted cash and cash equivalents pledged as collateral	14,288	14,116
Interest rate	2.36%	2.36%

Term ABS 2011-1
Balance outstanding	$200,500	$200,500
Loans pledged as collateral	244,531	248,167
Restricted cash and cash equivalents pledged as collateral	25,300	23,268
Interest rate	2.90%	2.90%

Term ABS 2012-1
Balance outstanding	$201,250	$–
Loans pledged as collateral	246,756	–
Restricted cash and cash equivalents pledged as collateral	23,561	–
Interest rate	2.38%	–

Term ABS 2012-2
Balance outstanding	$252,000	$–
Loans pledged as collateral	312,152	–
Restricted cash and cash equivalents pledged as collateral	51,103	–
Interest rate	1.63%	–

Senior Notes
Balance outstanding (2)	$350,307	$350,378
Interest rate	9.13%	9.13%

(1)	Availability may be limited by the amount of assets pledged as collateral.
(2)	As of September 30, 2012 and December 31, 2011, the outstanding balance presented for the Senior Notes includes a net unamortized debt premium of $0.3 million and $0.4 million, respectively.

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

Term ABS Financings

In 2009, 2010, 2011 and 2012, five of our wholly-owned subsidiaries (the “Funding LLCs”), completed secured financing transactions with qualified institutional investors.  In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC.  In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors.  The Term ABS 2009-1 ceased to revolve on May 15, 2011 and was paid in full during the first quarter of 2012.  The Term ABS 2010-1, 2011-1, 2012-1 and 2012-2 transactions each consist of three classes of notes.  The Class A and Class B Notes for each Term ABS financing bear interest.  The Class C Notes for each Term ABS financing do not bear interest and have been retained by us.

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

The table below sets forth certain additional details regarding the outstanding Term ABS Financings:

(Dollars in thousands)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	Revolving Period
Term ABS 2010-1	November 4, 2010	$126,751	24 months (Through October 15, 2012)
Term ABS 2011-1	October 6, 2011	$250,827	24 months (Through September 16, 2013)
Term ABS 2012-1	March 29, 2012	$251,681	24 months (Through March 17, 2014)
Term ABS 2012-2	September 20, 2012	$315,120	24 months (Through September 15, 2014)

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

5.           DEBT – (Concluded)

Debt Covenants

As of September 30, 2012, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of September 30, 2012, we were in compliance with all such covenants.  As of the end of the quarter, we were also in compliance with our covenants under the Indenture.  The Indenture includes covenants that limit the maximum ratio of our funded debt to tangible net worth and also require a minimum collateral coverage ratio.

6.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on our Warehouse facilities.  The following tables provide the terms of our interest rate cap agreements that were in effect as of September 30, 2012 and December 31, 2011:

As of September 30, 2012
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

Information related to the fair values of derivative instruments in our consolidated balance sheets as of September 30, 2012 and December 31, 2011 is as follows:

(In thousands)		Fair Value as of
	Balance Sheet location	September 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate caps	Other assets	$18	$16

6.           DERIVATIVE AND HEDGING INSTRUMENTS – (Concluded)

Information related to the effect of derivative instruments designated as hedging instruments in our consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 is as follows:

(In thousands)
Derivatives in Cash Flow Hedging Relationships	(Loss) / Gain Recognized in OCI on Derivative (Effective Portion)		(Loss) / Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2012	2011	Location	2012	2011
Interest rate swap	$–	$–	Interest expense	$–	$(49)

(In thousands)
Derivatives in Cash Flow Hedging Relationships	(Loss) / Gain Recognized in OCI on Derivative (Effective Portion)		(Loss) / Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Location	2012	2011
Interest rate swap	$–	$(16)	Interest expense	$–	$(192)

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 is as follows:

(In thousands)
		Amount of (Loss) / Gain Recognized in Income on Derivatives		Amount of (Loss) / Gain Recognized in Income on Derivatives
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location	2012	2011	2012	2011
Interest rate caps	Interest expense	$(7)	$(61)	$(66)	$(202)

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

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In thousands)
	As of September 30, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$5,725	$5,725	$4,657	$4,657
Restricted cash and cash equivalents	167,706	167,706	104,679	104,679
Restricted securities available for sale	–	–	810	810
Net investment in Loans receivable	1,876,718	1,895,056	1,598,573	1,615,009
Derivative instruments	18	18	16	16

Liabilities
Revolving secured line of credit	$115,800	$115,800	$43,900	$43,900
Secured financing	791,850	801,226	599,281	598,622
Mortgage note	4,104	4,104	4,288	4,288
Senior notes	350,307	385,875	350,378	365,500

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

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS – (Concluded)

The following table provides the level of measurement used to determine the fair value for each of our financial instruments on a recurring basis, as of September 30, 2012 and December 31, 2011:

(In thousands)
	As of September 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$5,725	$–	$–	$5,725
Restricted cash and cash equivalents	167,706	–	–	167,706
Restricted securities available for sale	–	–	–	–
Net investment in Loans receivable	–	–	1,895,056	1,895,056
Derivative instruments	–	18	–	18

Liabilities
Revolving secured line of credit	$–	$115,800	$–	$115,800
Secured financing	–	801,226	–	801,226
Mortgage note	–	4,104	–	4,104
Senior notes	385,875	–	–	385,875

(In thousands)
	As of December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$4,657	$–	$–	$4,657
Restricted cash and cash equivalents	104,679	–	–	104,679
Restricted securities available for sale	810	–	–	810
Net investment in Loans receivable	–	–	1,615,009	1,615,009
Derivative instruments	–	16	–	16

Liabilities
Revolving secured line of credit	$–	$43,900	$–	$43,900
Secured financing	–	598,622	–	598,622
Mortgage note	–	4,288	–	4,288
Senior notes	365,500	–	–	365,500

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

Affiliated Dealer Loan balances were $5.6 million and $4.9 million as of September 30, 2012 and December 31, 2011, respectively.  As of September 30, 2012 and December 31, 2011, affiliated Dealer Loan balances were 0.3% of total consolidated Dealer Loan balances.  A summary of related party Loan activity is as follows:

(In thousands)	For the Three Months Ended September 30,
	2012		2011
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$284	0.2%	$349	0.4%
New Consumer Loan assignments (1)	928	0.3%	128	0.0%
Accelerated Dealer Holdback payments	79	0.8%	–	0.0%
Dealer Holdback payments	692	2.6%	652	2.7%

(In thousands)	For the Nine Months Ended September 30,
	2012		2011
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$849	0.2%	$1,330	0.5%
New Consumer Loan assignments (1)	2,662	0.3%	788	0.1%
Accelerated Dealer Holdback payments	149	0.4%	24	0.1%
Dealer Holdback payments	2,643	2.9%	1,757	3.0%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

Our Chairman and significant shareholder has indirect control over entities that, in the past, offered secured lines of credit to automobile dealers, and has the right or obligation to reacquire these entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

9.           INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	1.7%	1.5%	1.6%	1.9%
Changes in reserve for uncertain tax positions as a result of settlements and lapsed statutes and related interest	-0.4%	-0.2%	-0.4%	-0.6%
Other	0.5%	0.2%	0.3%	0.0%
Effective tax rate	36.8%	36.5%	36.5%	36.3%

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

10.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

(In thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average shares outstanding:
Common shares	24,337	25,605	25,074	25,991
Vested restricted stock units	571	428	555	406
Basic number of weighted average shares outstanding	24,908	26,033	25,629	26,397

Dilutive effect of stock options	46	70	50	116
Dilutive effect of restricted stock and restricted stock units	8	33	27	60
Dilutive number of weighted average shares outstanding	24,962	26,136	25,706	26,573

For the three and nine months ended September 30, 2012 and 2011, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive.

11.         STOCK REPURCHASES

On August 5, 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 26, 2012, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of September 30, 2012, we had authorization to repurchase 976,129 shares of our common stock.

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

12.         STOCK-BASED COMPENSATION PLANS

On March 26, 2012, our board of directors approved an amendment to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”) increasing the number of shares authorized for issuance by 500,000 shares, to 2 million shares.  Pursuant to the Incentive Plan, we can grant restricted stock, restricted stock units, stock options, and performance awards to team members, officers, directors, and contractors at any time prior to March 26, 2022.  The shares available for future grants under the Incentive Plan totaled 342,300 as of September 30, 2012.

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

12.         STOCK-BASED COMPENSATION PLANS – (Continued)

A summary of the restricted stock activity under the Incentive Plan for the nine months ended September 30, 2012 and 2011 is presented below:

(In thousands)	Number of Shares
	For the Nine Months Ended September 30,
Restricted Stock	2012	2011
Outstanding Beginning Balance	48	112
Granted	199	9
Vested	(37)	(63)
Forfeited	(3)	(7)
Outstanding Ending Balance	207	51

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

A summary of the restricted stock unit activity under the Incentive Plan for the nine months ended September 30, 2012 and 2011 is presented below:

(In thousands, except per share data)	Nonvested		Vested		Total
Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units
Outstanding as of December 31, 2011	348	$24.06	428	$22.14	776
Granted	313	106.32	–	–	313	(1)
Vested	(143)	21.48	143	21.48	–	(2)
Forfeited	(8)	15.80	–	–	(8)
Outstanding as of September 30, 2012	510	$75.43	571	$21.97	1,081

(In thousands, except per share data)	Nonvested		Vested		Total
Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units
Outstanding as of December 31, 2010	521	$19.99	270	$22.94	791
Granted	25	58.54	–	–	25	(3)
Vested	(158)	20.99	158	20.99	–	(4)
Forfeited	(34)	20.50	–	–	(34)
Outstanding as of September 30, 2011	354	$22.07	428	$22.14	782

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

(3)	The distribution date of vested restricted stock units is February 22, 2018 for 5 restricted stock units and February 18, 2019 for 20 restricted stock units.
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

12.         STOCK-BASED COMPENSATION PLANS – (Concluded)

Stock compensation expense consists of the following:

(In thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Restricted stock	$1,101	$113	$2,370	$493
Restricted stock units	2,944	251	6,231	1,063
Total	$4,045	$364	$8,601	$1,556

While the restricted stock units and shares of restricted stock are generally expected to vest in equal, annual installments over the corresponding requisite service periods of the grants, the related stock-based compensation expense is not recognized on a straight-line basis over the same periods.  Each installment is accounted for as a separate award and as a result, the fair value of each installment is recognized as stock-based compensation expense on a straight-line basis over the related vesting period.  The following table details how the expenses associated with restricted stock and restricted stock units, which are expected to be recognized over a weighted average period of 3.5 years, will be recorded assuming performance targets are achieved in the periods currently estimated:

(In thousands)
Year	Restricted Stock Units	Restricted Stock	Total Projected Expense
Remainder of 2012	$2,294	$913	$3,207
2013	7,624	3,086	10,710
2014	5,263	2,350	7,613
2015	4,298	2,029	6,327
2016	3,639	1,862	5,501
Thereafter	7,060	8,722	15,782
Total	$30,178	$18,962	$49,140

13.        LITIGATION AND CONTINGENT LIABILITIES

In the normal course of business and as a result of the customer-oriented nature of the industry in which we operate, industry participants are frequently subject to various customer claims and litigation seeking damages and statutory penalties.  The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, customer protection, warranty, debt collection, insurance and other customer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to our repossession and sale of the customer’s vehicle and other debt collection activities.  As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by customers principally against Dealers.  We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our dealer servicing agreement.  Many of these cases are filed as purported class actions and seek damages in large dollar amounts.  The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

On December 3, 2010, we received a civil investigative demand from the Office of the Missouri Attorney General relating to our practices regarding collections from Missouri consumers who claim to have not received title from the Dealer at the time of their purchase.  On January 24, 2011, we provided an initial response and on May 16, 2011, we filed a supplemental response.  We cooperated with the Attorney General throughout the entire investigation, which the State confirms has been completed.  We have reached an agreement in principle with the State of Missouri to enter into an assurance of voluntary compliance that resolves all possible claims by the State in relation to the subject of the civil investigative demand but which involves no admission of any violation or wrongdoing by the Company.  We will continue to work with the Attorney General to finalize the terms of the settlement.
On November 22, 2011, an arbitration proceeding against us was commenced before the American Arbitration Association ("AAA") in Southfield, Michigan.  The arbitration demand was brought by a Dealer and sought unspecified money damages for alleged breach of the dealer servicing agreement.  The claimant purported to proceed on behalf of a putative class of similarly situated Dealers.  On or about January 3, 2012, we filed an answer, denying the allegations in the demand and opposing claimant’s attempt to proceed on a class-wide basis based on the terms of the parties’ arbitration agreement, which does not authorize class-wide arbitration, and recent controlling Supreme Court authority.  An arbitration panel was never appointed.  On August 1, 2012, we received notice that the Dealer dismissed the proceeding against the Company.

On September 7, 2012, an arbitration proceeding against us was commenced before the AAA in Southfield, Michigan.  The arbitration demand was brought by a group of six Dealers and sought unspecified money damages for claims relating to the dealer servicing agreements of these Dealers.  We previously received an unfiled demand from five of these six Dealers alleging similar claims.  On or about September 27, 2012, we filed an objection to the consolidation of these arbitration claims based on the terms of the parties’ respective arbitration agreements, which do not authorize consolidated arbitration proceedings.  On October 9, 2012, the AAA sustained our objection holding that the cases could only proceed on an individual basis.  Plaintiffs failed to do so and the AAA deemed the matter not properly filed.

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

For the three months ended September 30, 2012, consolidated net income was $53.0 million, or $2.12 per diluted share, compared to $50.0 million, or $1.91 per diluted share, for the same period in 2011.  For the nine months ended September 30, 2012, consolidated net income was $159.8 million, or $6.22 per diluted share, compared to $138.0 million, or $5.19 per diluted share, for the same period in 2011.  The increase in consolidated net income for the three and nine months ended September 30, 2012 was primarily due to an increase in the size of our Loan portfolio.

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio is 2.1:1 as of September 30, 2012.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) Senior Notes.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of September 30, 2012, with the forecasts as of June 30, 2012, as of December 31, 2011, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	September 30, 2012	June 30, 2012	December 31, 2011	Initial Forecast	June 30, 2012	December 31, 2011	Initial Forecast
2003	73.8%	73.8%	73.7%	72.0%	0.0%	0.1%	1.8%
2004	73.0%	73.0%	73.0%	73.0%	0.0%	0.0%	0.0%
2005	73.5%	73.6%	73.6%	74.0%	-0.1%	-0.1%	-0.5%
2006	70.0%	70.0%	70.0%	71.4%	0.0%	0.0%	-1.4%
2007	68.1%	68.1%	68.1%	70.7%	0.0%	0.0%	-2.6%
2008	70.3%	70.3%	70.0%	69.7%	0.0%	0.3%	0.6%
2009	79.5%	79.6%	79.4%	71.9%	-0.1%	0.1%	7.6%
2010	77.2%	77.1%	76.8%	73.6%	0.1%	0.4%	3.6%
2011	73.7%	73.6%	73.2%	72.5%	0.1%	0.5%	1.2%
2012 (1)	71.6%	71.9%	–	71.1%	-0.3%	–	0.5%

(1)
The forecasted collection rate for 2012 Consumer Loans as of September 30, 2012 includes both Consumer Loans that were in our portfolio as of June 30, 2012 and Consumer Loans assigned during the most recent quarter.  The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of
2012 Consumer Loan Assignment Period	September 30, 2012	June 30, 2012	Variance
January 1, 2012 through June 30, 2012	72.0%	71.9%	0.1%
July 1, 2012 through September 30, 2012	70.6%	–	–

Consumer Loans assigned in 2003 and 2009 through 2011 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates.  For all other assignment years presented, actual results have been very close to our initial estimates.  For the three months ended September 30, 2012, forecasted collection rates were generally consistent with expectations at the start of the period for all assignment years presented.  For the nine months ended September 30, 2012, forecasted collection rates improved for Consumer Loans assigned during 2008 and 2010 through 2012 and were generally consistent with expectations at the start of the period for all other assignment years presented.

Forecasting collection rates precisely at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we currently forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2012.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of September 30, 2012
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2003	73.8%	43.4%	30.4%	99.6%
2004	73.0%	44.0%	29.0%	99.5%
2005	73.5%	46.9%	26.6%	99.4%
2006	70.0%	46.6%	23.4%	98.8%
2007	68.1%	46.5%	21.6%	97.8%
2008	70.3%	44.6%	25.7%	96.1%
2009	79.5%	43.9%	35.6%	93.1%
2010	77.2%	44.7%	32.5%	73.8%
2011	73.7%	45.5%	28.2%	43.9%
2012	71.6%	45.9%	25.7%	13.5%

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

The spread between the forecasted collection rate and the advance rate declined during the 2004 through 2007 period as we increased advance rates during this period in response to a more difficult competitive environment.  During 2008 and 2009, the spread increased as the competitive environment improved, and we reduced advance rates.  In addition, during 2009, the spread was positively impacted by better than expected Consumer Loan performance.  During the 2010 through 2012 period, the spread decreased as we again increased advance rates in response to the competitive environment.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of September 30, 2012 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %
Dealer Loans	2007	68.0%	45.8%	22.2%
	2008	70.8%	43.3%	27.5%
	2009	79.6%	43.5%	36.1%
	2010	77.2%	44.4%	32.8%
	2011	73.7%	45.4%	28.3%
	2012	71.6%	45.5%	26.1%

Purchased Loans	2007	68.4%	49.1%	19.3%
	2008	69.6%	46.7%	22.9%
	2009	79.4%	45.3%	34.1%
	2010	77.0%	46.5%	30.5%
	2011	74.2%	46.1%	28.1%
	2012	72.5%	50.2%	22.3%

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

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last seven quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2011	36.7%	59.3%
June 30, 2011	28.7%	41.3%
September 30, 2011	28.6%	40.5%
December 31, 2011	25.3%	32.1%
March 31, 2012	10.6%	10.7%
June 30, 2012	7.3%	7.9%
September 30, 2012	5.4%	3.1%

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

Unit and dollar volumes grew 5.4% and 3.1%, respectively, during the third quarter of 2012 as the number of active Dealers grew 26.6% and average volume per active Dealer declined 16.5%.  We believe the decline in volume per Dealer is the result of increased competition.  We increased advance rates in April 2012 and September 2012, which positively impacted unit and dollar volumes while reducing the return on capital we expect to earn on new assignments.  We believe these advance rate increases had a positive impact on economic profit as we believe the positive impact of the increased dollar volume exceeded the negative impact of the reduced return on capital.  Unit volume for the one month ended October 31, 2012 increased by 13.3% as compared to the same period in 2011 and was positively impacted by two additional business days (23 business days in October 2012 compared to 21 business days in October 2011).

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Nine Months Ended September 30,
	2012	2011	% Change
Consumer Loan unit volume	148,580	137,592	8.0%
Active Dealers (1)	4,781	3,603	32.7%
Average volume per active Dealer	31.1	38.2	-18.6%

       (1)      Active Dealers are Dealers who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Nine Months Ended September 30,
	2012	2011	% Change
Consumer Loan unit volume from Dealers active both periods	118,827	128,491	-7.5%
Dealers active both periods	2,841	2,841	–
Average volume per Dealers active both periods	41.8	45.2	-7.5%

Consumer Loan unit volume from new Dealers	20,240	13,812	46.5%
New active Dealers (1)	1,556	1,021	52.4%
Average volume per new active Dealers	13.0	13.5	-3.7%

Attrition (2)	-6.6%	-7.4%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.
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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Dealer Loan unit volume as a percentage of total unit volume	93.8%	92.3%	93.6%	92.4%
Dealer Loan dollar volume as a percentage of total dollar volume (1)	92.1%	90.1%	91.8%	90.4%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

For the three and nine months ended September 30, 2012, Dealer Loan unit and dollar volume as a percentage of total unit and dollar volume were generally consistent with the same periods in 2011.

As of September 30, 2012 and December 31, 2011, the net Dealer Loans receivable balance was 87.7% and 85.4%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(In thousands, except per share data)	For the Three Months Ended September 30,
	2012	2011	% Change
Revenue:
Finance charges	$137,495	$117,905	16.6%
Premiums earned	12,206	10,462	16.7%
Other income	5,977	5,372	11.3%
Total revenue	155,678	133,739	16.4%
Costs and expenses:
Salaries and wages	21,720	15,929	36.4%
General and administrative	6,797	6,044	12.5%
Sales and marketing	8,129	5,587	45.5%
Provision for credit losses	9,759	4,550	114.5%
Interest	16,289	14,600	11.6%
Provision for claims	9,122	8,363	9.1%
Total costs and expenses	71,816	55,073	30.4%
Income before provision for income taxes	83,862	78,666	6.6%
Provision for income taxes	30,874	28,706	7.6%
Net income	$52,988	$49,960	6.1%

Net income per share:
Basic	$2.13	$1.92
Diluted	$2.12	$1.91

Weighted average shares outstanding:
Basic	24,908	26,033
Diluted	24,962	26,136

The following table highlights changes in net income for the three months ended September 30, 2012, as compared to 2011:

(In thousands)	Change
Net income for the three months ended September 30, 2011	$49,960
Increase in finance charges	19,590
Increase in premiums earned	1,744
Increase in other income	605
Increase in operating expenses (1)	(9,086)
Increase in provision for credit losses	(5,209)
Increase in interest	(1,689)
Increase in provision for claims	(759)
Increase in provision for income taxes	(2,168)
Net income for the three months ended September 30, 2012	$52,988

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the three months ended September 30, 2012, finance charges increased $19.6 million, or 16.6%, as compared to the same period in 2011.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in thousands)	For the Three Months Ended September 30,
	2012	2011	Change
Average net Loans receivable balance	$1,848,512	$1,478,779	$369,733
Average yield on our Loan portfolio	29.8%	31.9%	-2.1%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended September 30, 2012:

(In thousands)	Year over Year Change
Impact on finance charges:	For the Three Months Ended September 30, 2012
Due to an increase in the average net Loans receivable balance	$29,479
Due to a decrease in the average yield	(9,889)
Total increase in finance charges	$19,590

The increase in the average net Loans receivable balance was primarily due to growth in new Loan volume during the last two quarters of 2011 and the first three quarters of 2012, which was primarily a result of an increase in active Dealers.  The average yield on our Loan portfolio for the three months ended September 30, 2012 decreased as compared to the same period in 2011 due to lower yields on new Loans, partially offset by improvements in forecasted collection rates during the last two quarters of 2011 and the first two quarters of 2012.

Premiums Earned.  For the three months ended September 30, 2012, premiums earned increased $1.7 million, or 16.7%, as compared to the same period in 2011.  The increase is primarily due to growth in the size of our reinsurance portfolio which resulted from growth in new Consumer Loan assignments during the last two quarters of 2011 and the first three quarters of 2012.

Other Income.  For the three months ended September 30, 2012, other income increased $0.6 million, or 11.3%, as compared to the same period in 2011.  The increase is primarily due to an increase in Global Positioning Systems with Starter Interrupt Devices (“GPS-SID”) fee income due to increases in both the fee earned per unit and the number of units purchased by Dealers from third party providers.

Operating Expenses.  For the three months ended September 30, 2012, operating expenses increased $9.1 million, or 33.0%, as compared to the same period in 2011.  The change in operating expenses is primarily due to the following:

•
An increase in salaries and wages expense of $5.8 million, or 36.4%, which included a $3.7 million increase in stock-based compensation expense primarily attributable to the 15 year stock award granted to our Chief Executive Officer during the first quarter of the year and a $0.9 million increase in fringe benefits, primarily related to medical claims.  Salaries and wages, excluding the increase in stock-based compensation and fringe benefits, increased $1.2 million including an increase of $0.9 million in loan servicing, $0.2 million for support functions and $0.1 million in loan originations.

•	An increase in sales and marketing expense of $2.5 million, or 45.5%, primarily as a result of the increase in the size of our field sales force.

Provision for Credit Losses.  For the three months ended September 30, 2012, the provision for credit losses increased $5.2 million, or 114.5%, as compared to the same period in 2011.  Under GAAP, when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the three months ended September 30, 2012, overall Consumer Loan performance was generally consistent with our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $9.8 million for the three months ended September 30, 2012, of which $10.2 million related to Dealer Loans partially offset by a reversal of a provision of $0.4 million related to Purchased Loans.  During the three months ended September 30, 2011, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $4.5 million for the three months ended September 30, 2011, of which $4.7 million related to Dealer Loans partially offset by a reversal of a provision of $0.2 million related to Purchased Loans.

Interest.  For the three months ended September 30, 2012, interest expense increased $1.7 million, or 11.6%, as compared to the same period in 2011.  The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended September 30, 2012 and 2011:

(Dollars in thousands)	For the Three Months Ended September 30,
	2012	2011
Interest expense	$16,289	$14,600
Average outstanding debt balance	1,202,821	941,531
Average cost of debt	5.4%	6.2%

For the three months ended September 30, 2012, the increase in interest expense is primarily due to the increase in the average outstanding debt balance, partially offset by a decline in our average cost of debt.  The average outstanding debt balance increased compared to the same period in 2011 due to the use of the debt proceeds to fund the growth in new Consumer Loan assignments and stock repurchases.  The decline in our average cost of debt was primarily a result of a change in the mix of our outstanding debt.

Provision for Claims.  For the three months ended September 30, 2012, provision for claims increased $0.8 million, or 9.1%, as compared to the same period in 2011.  The increase was due to an increase in the size of our reinsurance portfolio partially offset by a decrease in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the three months ended September 30, 2012, the effective tax rate of 36.8% was generally consistent with the effective tax rate of 36.5% in the same period in 2011.

Results of Operations

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(In thousands, except per share data)	For the Nine Months Ended September 30,
	2012	2011	% Change
Revenue:
Finance charges	$397,563	$338,238	17.5%
Premiums earned	34,987	29,195	19.8%
Other income	17,313	19,783	-12.5%
Total revenue	449,863	387,216	16.2%
Costs and expenses:
Salaries and wages	61,530	47,402	29.8%
General and administrative	21,463	18,186	18.0%
Sales and marketing	23,478	17,768	32.1%
Provision for credit losses	17,716	22,394	-20.9%
Interest	47,150	42,173	11.8%
Provision for claims	26,704	22,733	17.5%
Total costs and expenses	198,041	170,656	16.0%
Income before provision for income taxes	251,822	216,560	16.3%
Provision for income taxes	91,983	78,565	17.1%
Net income	$159,839	$137,995	15.8%

Net income per share:
Basic	$6.24	$5.23
Diluted	$6.22	$5.19

Weighted average shares outstanding:
Basic	25,629	26,397
Diluted	25,706	26,573

The following table highlights changes in net income for the nine months ended September 30, 2012, as compared to 2011:

(In thousands)	Change
Net income for the nine months ended September 30, 2011	$137,995
Increase in finance charges	59,325
Increase in premiums earned	5,792
Decrease in other income	(2,470)
Increase in operating expenses (1)	(23,115)
Decrease in provision for credit losses	4,678
Increase in interest	(4,977)
Increase in provision for claims	(3,971)
Increase in provision for income taxes	(13,418)
Net income for the nine months ended September 30, 2012	$159,839

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the nine months ended September 30, 2012, finance charges increased $59.3 million, or 17.5%, as compared to the same period in 2011.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in thousands)	For the Nine Months Ended September 30,
	2012	2011	Change
Average net Loans receivable balance	$1,759,025	$1,378,784	$380,241
Average yield on our Loan portfolio	30.1%	32.7%	-2.6%

The following table summarizes the impact each component had on the overall increase in finance charges for the nine months ended September 30, 2012:

(In thousands)	Year over Year Change
Impact on finance charges:	For the Nine Months Ended September 30, 2012
Due to an increase in the average net Loans receivable balance	$93,279
Due to a decrease in the average yield	(33,954)
Total increase in finance charges	$59,325

The increase in the average net Loans receivable balance was primarily due to growth in new Loan volume throughout 2011 and 2012, which was primarily a result of an increase in active Dealers.  The average yield on our Loan portfolio for the nine months ended September 30, 2012 decreased as compared to the same period in 2011 due to lower yields on new Loans, partially offset by improvements in forecasted collection rates throughout 2011 and the first two quarters of 2012.

Premiums Earned.  For the nine months ended September 30, 2012, premiums earned increased $5.8 million, or 19.8%, as compared to the same period in 2011.  The increase is primarily due to growth in the size of our reinsurance portfolio which resulted from growth in new Consumer Loan assignments throughout 2011 and 2012.

Other Income.  For the nine months ended September 30, 2012, other income decreased $2.5 million, or 12.5%, as compared to the same period in 2011.  The decrease in other income was primarily due to a decrease in Guaranteed Asset Protection (“GAP”) profit sharing income from $6.9 million in the first three quarters of 2011 to $1.7 million in the first three quarters of 2012.  The decrease is primarily the result of the change we made to our revenue recognition during the second quarter of 2011 to begin recognizing this income as earned over the life of the GAP contracts.  As a result of this change, 2011 included both the recognition of the annual profit sharing payment for 2010 received during the first quarter of 2011 ($3.7 million) and the recognition of future profit sharing payments earned during the first three quarters of 2011 ($3.2 million).  In addition, profit sharing payments earned during the first three quarters of 2012 ($1.7 million) included a $0.5 million reversal in the first quarter of previously recognized income resulting from a change in our profit sharing arrangement.  The $5.2 million decrease in GAP profit sharing was partially offset by a $2.8 million increase in GPS-SID fee income due to increases in both the fee earned per unit and the number of units purchased by dealers.

Operating Expenses.  For the nine months ended September 30, 2012, operating expenses increased $23.1 million, or 27.7%, as compared to the same period in 2011.  The change in operating expenses is due to the following:

•
An increase in salaries and wages expense of $14.1 million, or 29.8%, which included a $7.0 million increase in stock-based compensation expense primarily attributable to the 15 year stock award granted to our Chief Executive Officer during the first quarter of the year and a $1.9 million increase in fringe benefits, primarily related to medical claims. Salaries and wages, excluding the increase in stock-based compensation and fringe benefits, increased $5.2 million including an increase of $3.2 million in loan servicing, $1.6 million for support functions and $0.4 million in loan originations.

•	An increase in sales and marketing expenses of $5.7 million, or 32.1%, primarily as a result of the increase in the size of the field sales force.
•
An increase in general and administrative expenses of $3.3 million, or 18.0%, primarily due to a $1.3 million increase in information technology expenses, an increase in legal expenses of $0.9 million and $0.9 million in higher taxes primarily as a result of a property tax refund recognized in the first quarter of 2011.

Provision for Credit Losses.  For the nine months ended September 30, 2012, the provision for credit losses decreased $4.7 million, or 20.9%, as compared to the same period in 2011.  During the nine months ended September 30, 2012, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $17.7 million for the nine months ended September 30, 2012, of which $20.4 million related to Dealer Loans partially offset by a reversal of a provision of $2.7 million related to Purchased Loans.  During the nine months ended September 30, 2011, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $22.4 million for the nine months ended September 30, 2011, of which $23.0 million related to Dealer Loans offset by a reversal of provision of $0.6 million related to Purchased Loans.

Interest.  For the nine months ended September 30, 2012, interest expense increased $5.0 million, or 11.8%, as compared to the same period in 2011.  The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the nine months ended September 30, 2012 and 2011:

(Dollars in thousands)	For the Nine Months Ended September 30,
	2012	2011
Interest expense	$47,150	$42,173
Average outstanding debt balance	1,120,146	861,155
Average cost of debt	5.6%	6.5%

For the nine months ended September 30, 2012, the increase in interest expense is primarily due to the increase in the average outstanding debt balance, partially offset by a decline in our average cost of debt.  The average outstanding debt balance increased compared to the same period in 2011 due to the use of the debt proceeds to fund the growth in new Consumer Loan assignments and stock repurchases.  The decline in our average cost of debt was primarily a result of a change in the mix of our outstanding debt.

Provision for Claims.  For the nine months ended September 30, 2012, provision for claims increased $4.0 million, or 17.5%, as compared to the same period in 2011.  The increase was due to an increase in the size of our reinsurance portfolio partially offset by a decrease in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the nine months ended September 30, 2012, the effective tax rate of 36.5% was generally consistent with the effective tax rate of 36.3% in the same period in 2011.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) Senior Notes.  There are various restrictive debt covenants for each financing arrangement and we are in compliance with those covenants as of September 30, 2012.  For information regarding these financings and the covenants included in the related documents, see Note 5 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

During the third quarter of 2012, we completed a $252.0 million Term ABS financing which was used to repay outstanding indebtedness.  The financing has an expected annualized cost of approximately 2.0% (including the initial purchaser’s fees and other costs) and it will revolve for 24 months after which it will amortize based upon the cash flows on the contributed loans.

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

Cash and cash equivalents as of September 30, 2012 and December 31, 2011 was $5.7 million and $4.7 million, respectively.  Our total balance sheet indebtedness increased $264.3 million to $1,262.1 million as of September 30, 2012 from $997.8 million as of December 31, 2011 due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of our scheduled principal debt maturities as of September 30, 2012 is as follows:

(In thousands)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2012	$23,849
2013	146,594
2014	443,207
2015	298,104
2016	–
Thereafter	350,000
Total	$1,261,754

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  These forward-looking statements represent our outlook only as of the date of this report.  While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties.  Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2011, as amended in Item 1A of Part II of our Form 10-Q for the quarter ended June 30, 2012, as amended in Item 1A of Part II of this report, other risk factors discussed herein or listed from time to time in our reports filed with the SEC and the following:

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

In the ordinary course of our business, we collect, share and store sensitive data, including our proprietary business information and personally identifiable information of our customers and employees, on our computer networks.  The secure processing, maintenance and transmission of this information is critical to our operations and business strategy.

If third parties or our team members are able to breach our network security, the network security of a third party that we share information with or otherwise misappropriate our customers’ personal financial information, or if we give third parties or our team members improper access to our customers’ personal financial information, we could be subject to liability.  This liability could include identity theft or other similar fraud-related claims.  This liability could also include claims for other misuses or losses of personal financial information, including for unauthorized marketing purposes.  Other liabilities could include claims alleging misrepresentation of our privacy and data security practices.

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
Date: November 1, 2012

INDEX OF EXHIBITS

The following documents are filed as part of this report.  Those exhibits previously filed and incorporated herein by reference are identified below.  Exhibits not required for this report have been omitted.  Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

Exhibit No.	Description
4.75
Indenture dated as of September 20, 2012, between Credit Acceptance Auto Loan Trust 2012-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 20, 2012)

4.76
Sale and Servicing Agreement dated as of September 20, 2012, among the Company, Credit Acceptance Auto Loan Trust 2012-2, Credit Acceptance Funding LLC 2012-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 20, 2012)

4.77
Backup Servicing Agreement dated as of September 20, 2012, among the Company, Credit Acceptance Funding LLC 2012-2, Credit Acceptance Auto Loan Trust 2012-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 20, 2012)

4.78
Amended and Restated Trust Agreement dated as of September 20, 2012, between Credit Acceptance Funding LLC 2012-2 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 20, 2012)

4.79
Sale and Contribution Agreement dated as of September 20, 2012, between the Company and Credit Acceptance Funding LLC 2012-2 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 20, 2012)

4.80
Amended and Restated Intercreditor Agreement dated September 20, 2012, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding III, LLC, CAC Warehouse Funding LLC IV, Credit Acceptance Funding LLC 2012-2, Credit Acceptance Funding LLC 2012-1, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Funding LLC 2010-1, Credit Acceptance Auto Loan Trust 2012-2, Credit Acceptance Auto Loan Trust 2012-1, Credit Acceptance Auto Loan Trust 2011-1, Credit Acceptance Auto Loan Trust 2010-1, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, Bank of Montreal, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 20, 2012)

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