Form 10-K
period 2012-12-31
CREDIT ACCEPTANCE CORP
filed 2013-02-20
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ X ] No [   ]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ] No [ X ]

The aggregate market value of 7,978,239 shares of the Registrant's common stock held by non-affiliates on June 30, 2012 was approximately $673.6 million.  For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.  Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

At February 15, 2013, there were 23,949,967 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2013 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2012

PART I
ITEM 1.	BUSINESS

General

Since 1972, Credit Acceptance Corporation (referred to as the “Company”, “Credit Acceptance”, “we”, “our” or “us”) has offered automobile dealers financing programs that enable them to sell vehicles to consumers, regardless of their credit history.  Our financing programs are offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our product, but who actually end up qualifying for traditional financing.

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

We refer to automobile dealers who participate in our programs and who share our commitment to changing consumers’ lives as “Dealers”.  Upon enrollment in our financing programs, the Dealer enters into a Dealer servicing agreement with us that defines the legal relationship between Credit Acceptance and the Dealer.  The Dealer servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on Consumer Loans from the Dealers to us.  We are an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the Dealer and assigned to us.

Consumers and Dealers benefit from our programs as follows:

Consumers. We help change the lives of consumers who do not qualify for conventional automobile financing by helping them obtain quality transportation.  Without our financing programs, consumers are often unable to purchase a vehicle or they purchase an unreliable one.  Further, as we report to the three national credit reporting agencies, an important ancillary benefit of our programs is that we provide a significant number of our consumers with an opportunity to improve their lives by improving their credit score and move on to more traditional sources of financing.

Dealers.  Our programs increase Dealers’ profits in the following ways:

•
   Enables Dealers to sell cars to consumers who may not be able to obtain financing without our programs. In addition, consumers often become repeat customers by financing future vehicle purchases either through our programs or, after they have successfully established or reestablished their credit, through conventional financing.

•	Allows Dealers to share in the profit, not only from the sale of the vehicle, but also from its financing.
•
   Enables Dealers to attract consumers by advertising “guaranteed credit approval”, where allowed by law. The consumers will often use other services of the Dealers and refer friends and relatives to them.

•	Enables Dealers to attract consumers who mistakenly assume they do not qualify for conventional financing.

Business Segment Information

We currently operate in one reportable segment which represents our core business of offering Dealers financing programs and related products and services that enable them to sell vehicles to consumers, regardless of their credit history.  For information regarding our one reportable segment and related entity-wide disclosures, see Note 16 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Principal Business

We have two programs: the Portfolio Program and the Purchase Program.  Under the Portfolio Program, we advance money to Dealers (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loans.  Under the Purchase Program, we buy the Consumer Loans from the Dealers (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer.  Dealer Loans and Purchased Loans are collectively referred to as “Loans”.  The following table shows the percentage of Consumer Loans assigned to us based on unit volumes under each of the programs for each of the last three years:

For the Years Ended December 31,	Portfolio Program	Purchase Program
2010	90.9%	9.1%
2011	92.5%	7.5%
2012	93.7%	6.3%

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;
•	a cash advance from us; and
•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

Program Enrollment

Dealers may enroll in our program by choosing one of our two enrollment options (referred to as “Option A” and “Option B”).  In recent years, the terms of Option A have remained consistent while the terms of Option B have varied.  The following table summarizes the terms of our enrollment options for the three year period ending December 31, 2012:

Effective Period	Option A	Option B
Since June 1, 2011	Upfront, one-time fee of $9,850	Agreement to allow us to retain 50% of their first accelerated Dealer Holdback payment
Prior to June 1, 2011	Upfront, one-time fee of $9,850	Upfront, one-time fee of $1,950 and agreement to allow us to retain 50% of their first accelerated Dealer Holdback payment

For Dealers enrolling in our program, access to the Purchase Program is typically only granted after the first accelerated Dealer Holdback payment has been received under the Portfolio Program.

Revenue Sources

Credit Acceptance derives its revenues from the following principal sources:

•
Finance charges, which are comprised of: (1) servicing fees earned as a result of servicing Consumer Loans assigned to us by Dealers under the Portfolio Program, (2) finance charge income from Purchased Loans, (3) fees earned from our third party ancillary product offerings, (4) monthly program fees of $599, charged to Dealers under the Portfolio Program; and (5) fees associated with certain Loans;

•	Premiums earned on the reinsurance of vehicle service contracts; and
•
Other income, which primarily consists of: Dealer support products and services, vendor fees, Dealer enrollment fees and ancillary product profit sharing income.  For additional information, see Note 2 to the consolidated financial statements contained in Item 8 to this Form 10-K, which is incorporated herein by reference.

The following table sets forth the percent relationship to total revenue of each of these sources:

	For the Years Ended December 31,
Percent of Total Revenue	2012	2011	2010
Finance charges	88.3%	87.7%	87.8%
Premiums earned	7.7%	7.6%	7.4%
Other income	4.0%	4.7%	4.8%
Total revenue	100.0%	100.0%	100.0%

Our business is seasonal with peak Consumer Loan acceptances and collections occurring during the first quarter of the year.  However, this seasonality does not have a material impact on our interim results.

Operations

Sales and Marketing.  Our target market is approximately 53,000 independent and franchised automobile dealers in the United States.  We have market area managers located throughout the United States that market our programs to prospective Dealers, enroll new Dealers, and support active Dealers.  The number of Dealer enrollments and active Dealers for each of the last three years are presented in the table below:

For the Years Ended December 31,	Dealer Enrollments	Active Dealers (1)
2010	1,263	3,206
2011	1,953	3,998
2012	2,519	5,319

(1)	Active Dealers are Dealers who have received funding for at least one Loan during the period.

Once Dealers have enrolled in our programs, the market area managers work closely with the newly enrolled Dealers to help them successfully launch our programs within their dealerships.  Market area managers also provide active Dealers with ongoing support and consulting focused on improving the Dealers’ success on our programs, including assistance with increasing the volume and performance of Consumer Loan assignments.

Dealer Servicing Agreement. As a part of the enrollment process, a new Dealer is required to enter into a Dealer servicing agreement with Credit Acceptance that defines the legal relationship between Credit Acceptance and the Dealer.  The Dealer servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on Consumer Loans from the Dealers to us.  Under the typical Dealer servicing agreement, a Dealer represents that it will only assign Consumer Loans to us that satisfy criteria established by us, meet certain conditions with respect to their binding nature and the status of the security interest in the purchased vehicle, and comply with applicable state, federal and foreign laws and regulations.

The typical Dealer servicing agreement may be terminated by us or by the Dealer upon written notice.  We may terminate the Dealer servicing agreement immediately in the case of an event of default by the Dealer.  Events of default include, among other things:

•	the Dealer's refusal to allow us to audit its records relating to the Consumer Loans assigned to us;
•
the Dealer, without our consent, is dissolved; merges or consolidates with an entity not affiliated with the Dealer; or sells a material part of its assets outside the course of its business to an entity not affiliated with the Dealer; or

•	the appointment of a receiver for, or the bankruptcy or insolvency of, the Dealer.

While a Dealer can cease assigning Consumer Loans to us at any time without terminating the Dealer servicing agreement, if the Dealer elects to terminate the Dealer servicing agreement or in the event of a default, we have the right to require that the Dealer immediately pay us:

•	any unreimbursed collection costs on Dealer Loans;
•	any unpaid advances and all amounts owed by the Dealer to us; and
•	a termination fee equal to 15% of the then outstanding amount of the Consumer Loans assigned to us.

Upon receipt of such amounts in full, we reassign the Consumer Loans and our security interest in the financed vehicles to the Dealer.

In the event of a termination of the Dealer servicing agreement by us, we may continue to service Consumer Loans assigned by Dealers accepted prior to termination in the normal course of business without charging a termination fee.

Consumer Loan Assignment.  Once a Dealer has enrolled in our programs, the Dealer may begin assigning Consumer Loans to us.  For accounting and financial reporting purposes, a Consumer Loan is considered to have been assigned to us after all of the following has occurred:

•	the consumer and Dealer have signed a Consumer Loan contract;
•	we have received the original Consumer Loan contract and supporting documentation;
•	we have approved all of the related stipulations for funding; and
•	we have provided funding to the Dealer in the form of either an advance under the Portfolio Program or one-time purchase payment under the Purchase Program.

A Consumer Loan is originated by the Dealer when a consumer enters into a contract with a Dealer that sets forth the terms of the agreement between the consumer and the Dealer for the payment of the purchase price of the vehicle.  The amount of the Consumer Loan consists of the total principal and interest that the consumer is required to pay over the term of the Consumer Loan.  Consumer Loans are written on a contract form provided by us.  Although the Dealer is named in the Consumer Loan contract, the Dealer generally does not have legal ownership of the Consumer Loan for more than a moment and we, not the Dealer, are listed as lien holder on the vehicle title.  Consumers are obligated to make payments on the Consumer Loan directly to us, and any failure to make such payments will result in us pursuing payment through collection efforts.

All Consumer Loans submitted to us for assignment are processed through our Credit Approval Processing System (“CAPS”).  CAPS allows Dealers to input a consumer’s credit application and view the response from us via the Internet.  CAPS allows Dealers to: (1) receive a quick approval from us; (2) interact with our proprietary credit scoring system to optimize the structure of each transaction prior to delivery; and (3) create and print Consumer Loan documents.  All responses include the amount of funding (advance for a Dealer Loan or purchase price for a Purchased Loan), as well as any stipulations required for funding.  The amount of funding is determined using a formula which considers a number of factors including the timing and amount of cash flows expected on the related Consumer Loan and our target return on capital at the time the Consumer Loan is submitted to us for assignment.  The estimated future cash flows are determined based upon our proprietary credit scoring system, which considers numerous variables, including attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information and other factors, to calculate a composite credit score that corresponds to an expected collection rate.  Our proprietary credit scoring system forecasts the collection rate based upon the historical performance of Consumer Loans in our portfolio that share similar characteristics.  The performance of our proprietary credit scoring system is evaluated monthly by comparing projected to actual Consumer Loan performance.  Adjustments are made to our proprietary credit scoring system as necessary.  For additional information on adjustments to forecasted collection rates, please see the Critical Accounting Estimates section in Item 7 of this Form 10-K, which is incorporated herein by reference.

While a Dealer can submit any legally compliant Consumer Loan to us for assignment, the decision whether to provide funding to the Dealer and the amount of any funding is made solely by us.  Through our Dealer Service Center (“DSC”) department, we perform all significant functions relating to the processing of the Consumer Loan applications and bear certain costs of Consumer Loan assignment, including the cost of assessing the adequacy of Consumer Loan documentation, compliance with underwriting and legal guidelines and the cost of verifying employment, residence and other information provided by the Dealer.  We use a company in India to support the DSC in reviewing Consumer Loan documentation for legal compliance.

We audit Consumer Loan files for legal and underwriting guidelines on a daily basis in order to assess whether our Dealers are operating in accordance with the terms and conditions of our Dealer servicing agreement.  We occasionally identify breaches of the Dealer servicing agreement and depending upon the circumstances, and at our discretion, we may change pricing or charge the Dealer fees for future Consumer Loan assignments; require the Consumer Loan(s) to be repurchased; or terminate our relationship with the Dealer.

Our business model allows us to share the risk and reward of collecting on the Consumer Loans with the Dealers.  Such sharing is intended to motivate the Dealer to assign better quality Consumer Loans, follow our underwriting guidelines, comply with various legal regulations, meet our credit compliance requirements, and provide appropriate service and support to the consumer after the sale.  In addition, the DSC works closely with Dealers to assist them in resolving any documentation deficiencies or funding stipulations.  We believe this arrangement aligns our interests with the interests of the Dealer and the consumer.

We measure various criteria for each Dealer against other Dealers in their area as well as the top performing Dealers.  Dealers are assigned a Dealer rating based upon the performance of their Consumer Loans in both the Portfolio and Purchase Programs as well as other criteria.  The Dealer rating is one of the factors used to determine the amount paid to Dealers as an advance or to acquire a Purchased Loan.  We provide each Dealer a monthly statement summarizing all activity that occurred on their Consumer Loan assignments.

Information on our Consumer Loans is presented in the following table:

	For the Years Ended December 31,
Average Consumer Loan Data	2012	2011	2010
Average size of Consumer Loan accepted	$15,468	$15,686	$14,480
Percentage (decline) growth in average size of Consumer Loan	-1.4%	8.3%	14.1%
Average initial term (in months)	47	46	41

The changes in the average size of Consumer Loans accepted and the average initial term of the Consumer Loans over the three year period were primarily due to pricing changes we made during 2010, 2011 and 2012.

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

The decision to repossess a vehicle is based on statistical models or policy based criteria.  When a Consumer Loan is approved for repossession, the account is transferred to our repossession team.  Repossession personnel continue to service the Consumer Loan as it is being assigned to a third party repossession contractor, who works on a contingency fee basis.  Once a vehicle has been repossessed, the consumer can negotiate to redeem the vehicle, whereupon the vehicle is returned to the consumer in exchange for paying off the Consumer Loan balance; or, where appropriate or if required by law, the vehicle is returned to the consumer and the Consumer Loan is reinstated in exchange for a payment that reduces or eliminates the past due balance.  If this process is unsuccessful, the vehicle is sold at a wholesale automobile auction.  Prior to sale, the vehicle is typically inspected by a representative at the auction who provides repair and reconditioning recommendations.  Alternatively, our remarketing representatives may inspect the vehicle directly.  Our remarketing representatives then authorize any repair and reconditioning work in order to maximize the net sale proceeds at auction.

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

Collectors rely on two systems; the Collection System (“CS”) and the Loan Servicing System (“LSS”).  The CS interfaces with a predictive dialer and records all activity on a Consumer Loan, including details of past phone conversations with the consumer, collection letters sent, promises to pay, broken promises, repossession orders and collection attorney activity.  The LSS maintains a record of all transactions relating to Consumer Loan assignments and is a primary source of data utilized to:

•	determine the outstanding balance of the Consumer Loans;
•	forecast future collections;
•	establish the amount of revenue recognized by us;
•	calculate Dealer Holdback payments;
•	analyze the profitability of our program; and
•	evaluate our proprietary credit scoring system.

We outsourced a portion of our collection function to a company in India until February 2013.  These outsourced collectors serviced accounts using the CS and typically serviced accounts that were less than sixty days past due.

Ancillary Products

We provide Dealers the ability to offer vehicle service contracts to consumers through our relationships with Third Party Product Providers (“TPPPs”).  A vehicle service contract provides the consumer protection by paying for the repair or replacement of certain components of the vehicle in the event of a mechanical failure.  We provide Dealers with an additional advance based on the retail price of the vehicle service contract.  TPPPs process claims on vehicle service contracts that are underwritten by third party insurers.  We receive a fee for all vehicle service contracts sold by our Dealers when the vehicle is financed by us.  The fee is included in the retail price of the vehicle service contract which is added to the Consumer Loan.  We recognize our fee from the vehicle service contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.  We bear the risk of loss for claims on certain vehicle service contracts that are reinsured by us.  We market the vehicle service contracts directly to our Dealers.  During 2012, we entered into an agreement with one of our TPPPs that allows us to receive profit sharing payments depending on the performance of the vehicle service contracts.  Profit sharing payments from the TPPP are received twice a year, if eligible.

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

We provide Dealers the ability to offer a Guaranteed Asset Protection (“GAP”) product to consumers through our relationships with TPPPs.  GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer's insurance policy in the event of a total loss of the vehicle due to severe damage or theft.  We provide Dealers with an additional advance based on the retail price of the GAP contract.  TPPPs process claims on GAP contracts that are underwritten by third party insurers.  We receive a fee for all GAP contracts sold by our Dealers when the vehicle is financed by us, and do not bear any risk of loss for claims.  The fee is included in the retail price of the GAP contract which is added to the Consumer Loan.  We recognize our fee from the GAP contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.  Our agreement with one of our TPPPs allows us to receive profit sharing payments depending on the performance of the GAP program.  Profit sharing payments from the TPPP are received once a year, if eligible.

We provide Dealers in certain states the ability to purchase Global Positioning Systems (“GPS”) with Starter Interrupt Devices (“SID”) through our relationships with TPPPs.  Through this program, Dealers can install a GPS-based SID (“GPS-SID”) on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle.  Dealers purchase the GPS-SID directly from the TPPPs.  The TPPPs pay us a fee for each device sold, at which time the fee revenue is recognized in other income within our consolidated statements of income.

Competition

The market for consumers who do not qualify for conventional automobile financing is large and highly competitive.  The market is currently served by “buy here, pay here” dealerships, banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned.  Many of these companies are much larger and have greater resources than us.  We compete by offering a profitable and efficient method for Dealers to finance customers who would be more difficult or less profitable to finance through other methods.  In addition, we compete on the basis of the level of service provided by our DSC and sales personnel.

Customer and Geographic Concentrations

No single Dealer accounted for more than 10% of total revenues during any of the last three years.  Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2012 or 2011.  The following tables provide information regarding the five states that were responsible for the largest dollar volume of Consumer Loan assignments and the related number of active Dealers during 2012, 2011 and 2010:

	For the Year Ended December 31, 2012
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$145.7	10.7%	406	7.6%
New York	112.4	8.2%	352	6.6%
Texas	84.3	6.2%	376	7.1%
Ohio	76.0	5.6%	303	5.7%
Pennsylvania	73.6	5.4%	251	4.7%
All other states	870.4	63.9%	3,631	68.3%
Total	$1,362.4	100.0%	5,319	100.0%

	For the Year Ended December 31, 2011
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$135.3	10.6%	282	7.1%
New York	98.6	7.7%	228	5.7%
Texas	80.9	6.3%	313	7.8%
Ohio	73.8	5.8%	243	6.1%
Pennsylvania	66.9	5.3%	184	4.6%
All other states	819.2	64.3%	2,748	68.7%
Total	$1,274.7	100.0%	3,998	100.0%

	For the Year Ended December 31, 2010
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$92.7	10.4%	224	7.0%
New York	74.1	8.4%	190	5.9%
Texas	54.4	6.1%	250	7.8%
Ohio	51.3	5.8%	201	6.3%
Mississippi	45.3	5.1%	81	2.5%
All other states	569.5	64.2%	2,260	70.5%
Total	$887.3	100.0%	3,206	100.0%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

(2)	Active Dealers are Dealers who have received funding for at least one Loan during the year.

Geographic Financial Information

For the three years ended December 31, 2012, 2011 and 2010, substantially all of our revenues were derived from the United States.  As of December 31, 2012 and 2011, all of our long-lived assets were located in the United States.

Regulation

Our business is subject to laws and regulations, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and other various state and federal laws and regulations.  These laws and regulations, among other things, require licensing and qualification; limit interest rates, fees and other charges associated with the Consumer Loans assigned to us; require specified disclosures by Dealers to consumers; govern the sale and terms of ancillary products; and define the rights to repossess and sell collateral.  Failure to comply with these laws or regulations could have a material adverse effect on us by, among other things, limiting the jurisdictions in which we may operate, restricting our ability to realize the value of the collateral securing the Consumer Loans, making it more costly or burdensome to do business or resulting in potential liability.  The volume of new or modified laws and regulations has increased in recent years and has increased significantly in response to issues arising with respect to consumer lending.  From time to time, legislation and regulations are enacted which increase the cost of doing business, limit or expand permissible activities or affect the competitive balance among financial services providers.  Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures and by various regulatory agencies.  This legislation may change our operating environment in substantial and unpredictable ways and may have a material adverse effect on our business.

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

Our Dealers must also comply with credit and trade practice statutes and regulations.  Failure of our Dealers to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have a material adverse effect on us.

The sale of vehicle service contracts and GAP by Dealers in connection with Consumer Loans assigned to us from Dealers is also subject to state laws and regulations.  As we are the holder of the Consumer Loans that may, in part, finance these products, some of these state laws and regulations may apply to our servicing and collection of the Consumer Loans.  Although these laws and regulations do not significantly affect our business, there can be no assurance that insurance or other regulatory authorities in the jurisdictions in which these products are offered by Dealers will not seek to regulate or restrict the operation of our business in these jurisdictions.  Any regulation or restriction of our business in these jurisdictions could materially adversely affect the income received from these products.

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable laws and regulations.  Our agreements with Dealers provide that the Dealer shall indemnify us with respect to any loss or expense we incur as a result of the Dealer’s failure to comply with applicable laws and regulations.

Team Members

Our team members are organized into three operating functions: Originations, Servicing, and Support.

Originations. The originations function includes team members that are responsible for marketing our programs to prospective Dealers, enrolling new Dealers, and supporting active Dealers.  Originations also includes team members responsible for processing new Consumer Loan assignments.

Servicing.  The servicing function includes team members that are responsible for servicing the Consumer Loans.  The majority of these team members are responsible for collection activities on delinquent Consumer Loans.

Support.  The support function includes team members that are responsible for information technology, finance, corporate legal, quality assurance, analytics, human resources and training & development activities.

As of December 31, 2012, we had 1,264 full and part-time team members.  Our team members have no union affiliations and we believe our relationship with our team members is in good standing.  The table below presents team members by operating function:

	Number of Team Members
	As of December 31,
Operating Function	2012	2011	2010
Originations	386	306	245
Servicing	622	491	411
Support	256	240	206
Total	1,264	1,037	862

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

Substantially all of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories or higher debt-to-income ratios than are permitted by traditional lenders.  Consumer Loans made to these individuals generally entail a higher risk of delinquency, default and repossession and higher losses than loans made to consumers with better credit.  Since most of our revenue and cash flows from operations are generated from these Consumer Loans, our ability to accurately forecast Consumer Loan performance is critical to our business and financial results.  At the time of assignment, we forecast future expected cash flows from the Consumer Loan.  Based on these forecasts, which include estimates for wholesale vehicle prices in the event of vehicle repossession and sale, we make an advance or one-time purchase payment to the related Dealer at a level designed to achieve an acceptable return on capital.  We continue to forecast the expected collection rate of each Consumer Loan subsequent to assignment.  These forecasts also serve as a critical assumption in our accounting for recognizing finance charge income and determining our allowance for credit losses.  Please see the Critical Accounting Estimates – Finance Charge Revenue & Allowance for Credit Losses section in Item 7 of this Form 10-K, which is incorporated herein by reference.  If Consumer Loan performance equals or exceeds original expectations, it is likely our target return on capital will be achieved.  However, actual cash flows from any individual Consumer Loan are often different than cash flows estimated at the time of assignment.  There can be no assurance that our forecasts will be accurate or that Consumer Loan performance will be as expected.  Recent economic conditions have made forecasts regarding the performance of Consumer Loans more difficult.  In the event that our forecasts are not accurate, our financial position, liquidity and results of operations could be materially adversely affected.

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

The automobile finance market for consumers who do not qualify for conventional automobile financing is large and highly competitive.  The market is served by a variety of companies including "buy here, pay here" dealerships.  The market is also currently served by banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned.  Many of these companies are much larger and have greater financial resources than are available to us, and many have long standing relationships with automobile dealerships.  Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and consumers.  There is potential that significant direct competition could emerge and that we may be unable to compete successfully.  Additionally, if we are unsuccessful in maintaining and expanding our relationships with Dealers, we may be unable to accept Consumer Loans in the volume and on the terms that we anticipate.

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

We rely on Dealers to originate Consumer Loans for assignment under our programs.  High levels of Dealer attrition, due to a general economic downturn or otherwise, could materially adversely affect our operations.  In addition, we rely on vendors to provide us with services we need to operate our business.  Any disruption in our operations due to the untimely or discontinued supply of these services could substantially adversely affect our operations.  Finally, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in finance charge revenue.  Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also materially adversely affect our financial position, liquidity and results of operations and our ability to enter into future financing transactions.

Litigation we are involved in from time to time may adversely affect our financial condition, results of operations and cash flows.

As a result of the consumer-oriented nature of the industry in which we operate and uncertainties with respect to the application of various laws and regulations in some circumstances, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud and breach of contract.  As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers.  We may also have disputes and litigation with Dealers relating to our Dealer servicing and related agreements, including claims for, among other things, breach of contract or other duties purportedly owed to the Dealers. The damages and penalties that may be claimed by consumers or Dealers in these types of matters can be substantial.  The relief requested by plaintiffs varies but may include requests for compensatory, statutory and punitive damages, and plaintiffs may seek treatment as purported class actions.  A significant judgment against us in connection with any litigation or arbitration could have a material adverse effect on our financial position, liquidity and results of operations.

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

Our dependence on technology could have a material adverse effect on our business.

All Consumer Loans submitted to us for assignment are processed through our internet-based CAPS application, which enables our Dealers to interact with our proprietary credit scoring system.  Our Consumer Loan servicing platform is also technology based.  We rely on these systems to record and process significant amounts of data quickly and accurately and believe that these systems provide us with a competitive advantage.  All of these systems are dependent upon computer and telecommunications equipment, software systems and Internet access.  The temporary or permanent loss of any components of these systems through hardware failures, software errors, operating malfunctions, the vulnerability of the Internet or otherwise could interrupt our business operations, harm our business and adversely affect our competitive advantage.  In addition, our competitors could create or acquire systems similar to ours, which would adversely affect our competitive advantage.

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

We have relationships with TPPPs to administer vehicle service contract and GAP products underwritten by third party insurers and financed by us.  We depend on these TPPPs to evaluate and pay claims in an accurate and timely manner.  We also have relationships with TPPPs to sell and administer GPS-SID.  If our relationships with these TPPPs were modified, disrupted, or terminated, we would need to obtain these services from an alternative administrator or provide them using our internal resources.  We may be unable to replace these TPPPs with a suitable alternative in a timely and efficient manner on terms we consider acceptable, or at all.  In the event we were unable to effectively administer our ancillary products offerings, we may need to eliminate or suspend our ancillary product offerings from our future business, we may experience a decline in the performance of our Consumer Loans, our reputation in the marketplace could be undermined, and our financial position, liquidity and results of operations could be adversely affected.

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

Our reputation is a key asset to our business.  Our ability to attract consumers through our Dealers is highly dependent upon external perceptions of our level of service, trustworthiness, business practices and financial condition.  Negative publicity regarding these matters could damage our reputation among existing and potential consumers and Dealers, which could make it difficult for us to attract new consumers and Dealers and maintain existing Dealers.  Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.

The concentration of our Dealers in several states could adversely affect us.

Dealers are located throughout the United States.  During the year ended December 31, 2012, our five largest states (measured by advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program) contained 31.7% of our Dealers. While we believe we have a diverse geographic presence, for the near term, we expect that significant amounts of Consumer Loan assignments will continue to be generated by Dealers in these five states due to the number of Dealers in these states and currently prevailing economic, demographic, regulatory, competitive and other conditions in these states. Changes to conditions in these states could lead to an increase in Dealer attrition or a reduction in demand for our service that could materially adversely affect our financial position, liquidity and results of operations.

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

If third parties or our team members are able to breach our network security, the network security of a third party that we share information with or otherwise misappropriate our customers’ personal information, or if we give third parties or our team members improper access to our customers’ personal information, we could be subject to liability.  This liability could include identity theft or other similar fraud-related claims.  This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes.  Other liabilities could include claims alleging misrepresentation of our privacy and data security practices.

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

We outsource certain business functions to third party service providers, which increases our operational complexity and decreases our control.  We rely on these service providers to provide a high level of service and support, which subjects us to risks associated with inadequate or untimely service.  In addition, if these outsourcing arrangements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider or provide them using our internal resources.  We may be unable to replace, or be delayed in replacing these sources and there is a risk that we would be unable to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner.  In the future, we may outsource additional business functions.  If any of these or other risks related to outsourcing were realized, our financial position, liquidity and results of operations could be adversely affected.

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

Our headquarters is located at 25505 West Twelve Mile Road, Southfield, Michigan 48034.  We purchased the office building in 1993 and have a mortgage loan from a commercial bank that is secured by a first mortgage lien on the property.  The office building includes approximately 136,000 square feet of space on five floors.  We occupy approximately 124,000 square feet of the building, with most of the remainder of the building leased to various tenants.

We lease approximately 25,000 square feet of office space in Southfield, Michigan and approximately 31,000 square feet of office space in Henderson, Nevada.  The lease for the Southfield, Michigan space expires in September 2018.  The lease for the Henderson, Nevada space expires in December 2017.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, industry participants are frequently subject to various consumer claims and litigation.  The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to our repossession and sale of the consumer’s vehicle and other debt collection activities.  As we accept assignments of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers.  We may also have disputes and litigation with Dealers relating to our Dealer servicing and related agreements, including claims for, among other things breach of contract or other duties purportedly owed to the Dealers.  The damages and penalties that may be claimed by consumers or Dealers in these types of matters can be substantial.  The relief requested by plaintiffs varies but may include requests for compensatory, statutory and punitive damages, and plaintiffs may seek treatment as purported class actions.  A significant judgment against us in connection with any litigation or arbitration could have a material adverse effect on our financial position, liquidity and results of operations.

For a description of significant litigation to which we are a party, see Note 17 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price

During the year ended December 31, 2012 our common stock was traded on The Nasdaq Global Market® (“Nasdaq”) under the symbol “CACC”.  The following table sets forth the high and low sale prices as reported by the Nasdaq for the common stock for the relevant periods during 2012, 2011 and 2010.

	2012		2011		2010
Quarters Ended	High	Low	High	Low	High	Low
March 31	$107.09	$76.95	$72.55	$53.04	$53.97	$38.57
June 30	101.81	80.00	84.50	71.00	49.65	41.24
September 30	104.97	83.82	86.87	56.55	63.45	47.18
December 31	102.58	80.40	93.10	60.09	63.58	54.12

As of February 11, 2013, we had 137 shareholders of record and approximately 3,700 beneficial holders of our common stock based upon securities position listings furnished to us.

Dividends

We have not paid any cash dividends during the periods presented.  Our debt agreements contain financial covenants which may indirectly limit the payment of dividends on common stock.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the period beginning January 1, 2008 and ending on December 31, 2012 with the cumulative total return on the Nasdaq Market Index and a peer group index based upon approximately 100 companies included in the Dow Jones – US General Financial Index.  The comparison assumes that $100 was invested on January 1, 2008 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CREDIT ACCEPTANCE CORPORATION,
NASDAQ MARKET INDEX AND DJ US GENERAL FINANCE INDEX

DOLLARS
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
1/1/2008
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
Credit Acceptance Corp.
NASDAQ Market Index
DJ US General Finance

Stock Repurchases

On August 5, 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 26, 2012, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of December 31, 2012, we had authorization to repurchase 534,212 shares of our common stock.

The following table summarizes our stock repurchases for the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2012	-	$-	-	976,129
November 1 through November 30, 2012	302,410	86.55	302,410	673,719
December 1 through December 31, 2012	139,507	95.54	139,507	534,212
	441,917	$89.38	441,917

ITEM 6.	SELECTED FINANCIAL DATA

The selected income statement and balance sheet data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements as of and for the years ended December 31, 2012, 2011 and 2010, and notes thereto and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K, which is incorporated herein by reference.

(In millions, except share and per share data)	Years Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data:
Revenue	$609.2	$525.2	$442.1	$380.7	$312.2
Costs and expenses:
Salaries and wages	82.2	63.0	61.3	66.9	69.0
General and administrative	30.5	25.6	26.4	30.4	27.5
Sales and marketing	31.2	23.6	19.7	14.8	16.8
Provision for credit losses	24.0	29.0	10.0	(12.2)	46.0
Interest	63.4	57.2	47.8	32.4	43.2
Provision for claims	34.8	30.4	23.4	19.3	2.7
Total costs and expenses	266.1	228.8	188.6	151.6	205.2
Income from continuing operations before provision for income taxes	343.1	296.4	253.5	229.1	107.0
Provision for income taxes	123.4	108.4	83.4	83.0	39.9
Income from continuing operations	219.7	188.0	170.1	146.1	67.1
Gain from discontinued operations	-	-	-	0.2	0.1
Net income	$219.7	$188.0	$170.1	$146.3	$67.2

Net income per share:
Basic	$8.65	$7.15	$5.79	$4.78	$2.22
Diluted	$8.58	$7.07	$5.67	$4.62	$2.16
Income from continuing operations per share:
Basic	$8.65	$7.15	$5.79	$4.77	$2.22
Diluted	$8.58	$7.07	$5.67	$4.61	$2.16
Gain from discontinued operations per share:
Basic	$-	$-	$-	$0.01	$-
Diluted	$-	$-	$-	$0.01	$-
Weighted average shares outstanding:
Basic	25,409,655	26,302,289	29,393,309	30,590,142	30,249,783
Diluted	25,598,956	26,600,855	29,984,819	31,668,895	31,105,043

Balance Sheet Data:
Loans receivable, net	$1,933.5	$1,598.6	$1,218.0	$1,050.0	$1,017.9
All other assets	199.7	160.0	125.5	126.2	121.5
Total assets	$2,133.2	$1,758.6	$1,343.5	$1,176.2	$1,139.4

Total debt	$1,250.8	$997.9	$685.6	$507.0	$641.7
Other liabilities	260.5	220.7	183.4	171.0	159.9
Total liabilities	1,511.3	1,218.6	869.0	678.0	801.6
Shareholders' equity (A)	621.9	540.0	474.5	498.2	337.8
Total liabilities and shareholders' equity	$2,133.2	$1,758.6	$1,343.5	$1,176.2	$1,139.4

(A)	No dividends were paid during the periods presented.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2012, consolidated net income was $219.7 million, or $8.58 per diluted share, compared to $188.0 million, or $7.07 per diluted share, for the same period in 2011 and $170.1 million, or $5.67 per diluted share, for the same period in 2010.  The growth in 2012 and 2011 consolidated net income was primarily due to an increase in the average balance of our Loan portfolio.

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio is 2.0:1 as of December 31, 2012.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) Senior Notes.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2012, with the forecasts as of December 31, 2011, as of December 31, 2010, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	December 31, 2012	December 31, 2011	December 31, 2010	Initial Forecast	December 31, 2011	December 31, 2010	Initial Forecast
2003	73.8%	73.7%	73.7%	72.0%	0.1%	0.1%	1.8%
2004	73.0%	73.0%	73.0%	73.0%	0.0%	0.0%	0.0%
2005	73.6%	73.6%	73.7%	74.0%	0.0%	-0.1%	-0.4%
2006	69.9%	70.0%	70.2%	71.4%	-0.1%	-0.3%	-1.5%
2007	68.0%	68.1%	67.9%	70.7%	-0.1%	0.1%	-2.7%
2008	70.3%	70.0%	69.9%	69.7%	0.3%	0.4%	0.6%
2009	79.5%	79.4%	78.5%	71.9%	0.1%	1.0%	7.6%
2010	77.3%	76.8%	75.8%	73.6%	0.5%	1.5%	3.7%
2011	74.1%	73.2%	-	72.5%	0.9%	-	1.6%
2012	72.2%	-	-	71.4%	-	-	0.8%

Consumer Loans assigned in 2003 and 2009 through 2011 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates.  For all other assignment years presented, actual results have been very close to our initial estimates.  For the year ended December 31, 2012, forecasted collection rates improved for Consumer Loans assigned during 2008 and 2010 through 2012 and were generally consistent with expectations at the start of the period for all other assignment years presented.

Forecasting collection rates precisely at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we currently forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2012.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of December 31, 2012
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2003	73.8%	43.4%	30.4%	99.7%
2004	73.0%	44.0%	29.0%	99.6%
2005	73.6%	46.9%	26.7%	99.5%
2006	69.9%	46.6%	23.3%	98.9%
2007	68.0%	46.5%	21.5%	98.0%
2008	70.3%	44.6%	25.7%	96.8%
2009	79.5%	43.9%	35.6%	94.9%
2010	77.3%	44.7%	32.6%	78.6%
2011	74.1%	45.5%	28.6%	50.9%
2012	72.2%	46.3%	25.9%	18.1%

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

The spread between the forecasted collection rate and the advance rate declined during the 2004 through 2007 period as we increased advance rates during this period in response to a more difficult competitive environment.  During 2008 and 2009, the spread increased as the competitive environment improved and we reduced advance rates.  In addition, during 2009, the spread was positively impacted by better than expected Consumer Loan performance.  During the 2010 through 2012 period, the spread decreased as we again increased advance rates in response to the competitive environment.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of December 31, 2012 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %
Dealer Loans	2007	67.9%	45.8%	22.1%
	2008	70.7%	43.3%	27.4%
	2009	79.5%	43.5%	36.0%
	2010	77.3%	44.4%	32.9%
	2011	74.0%	45.2%	28.8%
	2012	72.1%	46.0%	26.1%

Purchased Loans	2007	68.4%	49.1%	19.3%
	2008	69.7%	46.7%	23.0%
	2009	79.5%	45.3%	34.2%
	2010	77.1%	46.4%	30.7%
	2011	74.4%	48.2%	26.2%
	2012	73.0%	49.5%	23.5%

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

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last three years as compared to the same period in the previous year:

	Year over Year Percent Change
For the Year Ended December 31,	Unit Volume	Dollar Volume (1)
2010	23.2%	43.3%
2011	30.2%	43.5%
2012	6.7%	7.1%

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

Unit and dollar volumes grew 6.7% and 7.1%, respectively, during 2012 as the number of active Dealers grew 33.0% and average volume per active Dealer declined 19.8%.  We believe the decline in volume per Dealer is the result of increased competition.  We increased advance rates throughout 2012, 2011 and 2010, which positively impacted unit and dollar volumes while reducing the return on capital we expect to earn on new assignments.  We believe these advance rate increases had a positive impact on economic profit as we believe the positive impact of the increased dollar volume exceeded the negative impact of the reduced return on capital.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			% Change
	2012	2011	2010	2012 to 2011	2011 to 2010
Consumer Loan unit volume	190,023	178,074	136,813	6.7%	30.2%
Active Dealers (1)	5,319	3,998	3,206	33.0%	24.7%
Average volume per active Dealer	35.7	44.5	42.7	-19.8%	4.2%

(1)	Active Dealers are Dealers who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2012	2011	% Change	2011	2010	% Change

Consumer Loan unit volume from Dealers active both periods	157,735	168,314	-6.3%	154,447	128,635	20.1%
Dealers active both periods	3,192	3,192	-	2,548	2,548	-
Average volume per Dealers active both periods	49.4	52.7	-6.3%	60.6	50.5	20.1%

Consumer Loan unit volume from new Dealers	31,705	22,419	41.4%	22,419	17,023	31.7%
New active Dealers (1)	2,070	1,403	47.5%	1,403	926	51.5%
Average volume per new active Dealers	15.3	16.0	-4.4%	16.0	18.4	-13.0%

Attrition (2)	-5.5%	-6.0%		-6.0%	-11.8%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.
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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Years Ended December 31,
	2012	2011	2010
Dealer Loan unit volume as a percentage of total unit volume	93.7%	92.5%	90.9%
Dealer Loan dollar volume as a percentage of total dollar volume (1)	92.0%	90.4%	88.7%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

For the year ended December 31, 2012, Dealer Loan unit and dollar volume as a percentage of total unit and dollar volume were generally consistent with the same periods in 2011 and 2010.

As of December 31, 2012 and 2011, the net Dealer Loans receivable balance was 88.0% and 85.4%, respectively, of the total net Loans receivable balance.

Results of Operations

The following is a discussion of our results of operations and income statement data on a consolidated basis:

(In millions, except share and per share data)				% Change
	For the Years Ended December 31,			2012 to	2011 to
	2012	2011	2010	2011	2010
Revenue:
Finance charges	$538.2	$460.6	$388.0	16.8%	18.7%
Premiums earned	47.1	40.0	32.7	17.8%	22.5%
Other income	23.9	24.6	21.4	-2.8%	14.6%
Total revenue	609.2	525.2	442.1	16.0%	18.8%
Costs and expenses:
Salaries and wages	82.2	63.0	61.3	30.5%	2.8%
General and administrative	30.5	25.6	26.4	19.1%	-3.1%
Sales and marketing	31.2	23.6	19.7	32.2%	19.6%
Provision for credit losses	24.0	29.0	10.0	-17.2%	188.5%
Interest	63.4	57.2	47.8	10.8%	19.9%
Provision for claims	34.8	30.4	23.4	14.5%	29.7%
Total costs and expenses	266.1	228.8	188.6	16.3%	21.3%
Income before provision for income taxes	343.1	296.4	253.5	15.8%	16.9%
Provision for income taxes	123.4	108.4	83.4	13.8%	30.0%
Net income	$219.7	$188.0	$170.1	16.9%	10.6%

Net income per share:
Basic	$8.65	$7.15	$5.79	21.0%	23.5%
Diluted	$8.58	$7.07	$5.67	21.4%	24.7%
Weighted average shares outstanding:
Basic	25,409,655	26,302,289	29,393,309	-3.4%	-10.5%
Diluted	25,598,956	26,600,855	29,984,819	-3.8%	-11.3%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table highlights changes in net income for the year ended December 31, 2012, as compared to 2011:

(In millions)	Change
Net income for the year ended December 31, 2011	$188.0
Increase in finance charges	77.6
Increase in premiums earned	7.1
Decrease in other income	(0.7)
Increase in operating expenses (1)	(31.7)
Decrease in provision for credit losses	5.0
Increase in interest	(6.2)
Increase in provision for claims	(4.4)
Increase in provision for income taxes	(15.0)
Net income for the year ended December 31, 2012	$219.7

         (1) Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the year ended December 31, 2012, finance charges increased $77.6 million, or 16.8%, as compared to 2011.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2012	2011	Change
Average net Loans receivable balance	$1,797.0	$1,425.1	$371.9
Average yield on our Loan portfolio	30.0%	32.3%	-2.3%

  The following table summarizes the impact each component had on the increase in finance charges for the year ended December 31, 2012:

(In millions)	For the Year Ended
Impact on finance charges:	December 31, 2012
Due to an increase in the average net Loans receivable balance	$120.2
Due to a decrease in the average yield	(42.6)
Total increase in finance charges	$77.6

The increase in the average net Loans receivable balance was primarily due to growth in new Loan volume throughout 2011 and 2012, which was primarily a result of increases in active Dealers.  The average yield on our Loan portfolio for the year ended December 31, 2012 decreased as compared to the same period in 2011 due to lower yields on new Loans, partially offset by improvements in forecasted collection rates throughout 2011 and 2012.

Premiums Earned.  For the year ended December 31, 2012, premiums earned increased $7.1 million, or 17.8%, as compared to 2011.  The increase is primarily due to growth in the size of our reinsurance portfolio which resulted from growth in new Consumer Loan assignments throughout 2011 and 2012.

Other Income.  For the year ended December 31, 2012, other income decreased $0.7 million, or 2.8%, as compared to 2011.  The decrease in other income was primarily the result of the following:
•	A $5.5 million decrease in GAP profit sharing income, which was a result of the following:
•	Additional income recognized during 2011 as a result of a change we made to our revenue recognition during 2011 to begin recognizing this income as earned over the life of the GAP contracts.
•
A change made to our profit sharing income arrangement during 2012 that increased the total amount of income earned per GAP contract but reduced the amount recognized as other income.  This reduction was more than offset by a higher fee per GAP contract that is recognized as finance charges.

•	A $3.9 million increase in GPS-SID fee income due to increases in both the fee earned per unit and the number of units purchased by dealers from TPPPs.
•	A $1.1 million increase in vehicle service contract profit sharing income as a result of a new profit sharing arrangement we entered into with one of our TPPPs during 2012.

Operating Expenses.  For the year ended December 31, 2012, operating expenses increased $31.7 million, or 28.3%, as compared to the same period in 2011.  The change in operating expenses is due to the following:

•
An increase in salaries and wages expense of $19.2 million, or 30.5%, which included a $10.3 million increase in stock-based compensation expense primarily attributable to the 15 year stock award granted to our Chief Executive Officer during the first quarter of 2012 and a $2.0 million increase in fringe benefits, primarily related to medical claims.  Salaries and wages, excluding the increase in stock-based compensation and fringe benefits, increased $6.9 million including an increase of $4.2 million in loan servicing, $2.2 million for support functions and $0.5 million in loan originations.

•	An increase in sales and marketing expense of $7.6 million, or 32.2%, primarily as a result of the increase in the size of the field sales force.
•
An increase in general and administrative expense of $4.9 million, or 19.1%, primarily due to a $1.2 million increase in information technology expenses, a $1.1 million expense related to the termination of our relationship with a TPPP during the fourth quarter of 2012, a $1.1 million increase in legal expenses and $0.9 million in higher taxes primarily as a result of a property tax refund recognized in the first quarter of 2011.

Provision for Credit Losses.  For the year ended December 31, 2012, the provision for credit losses decreased $5.0 million, or 17.2%, as compared to 2011.  Under accounting principles generally accepted in the United States of America (“GAAP”), when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the year ended December 31, 2012, overall Consumer Loan performance exceeded our expectations at the start of the year.  However, the performance of certain Loan pools declined from our expectations during the year, resulting in a provision for credit losses of $24.0 million for the year ended December 31, 2012, of which $27.1 million related to Dealer Loans partially offset by a reversal of provision of $3.1 million related to Purchased Loans.  The provision for credit losses related to Dealer Loans includes $2.8 million in expense related to an enhancement made to the computations used to account for Dealer Loans during the fourth quarter of 2012.  For additional information, see Note 5 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.  During the year ended December 31, 2011 overall Consumer Loan performance exceeded our expectations at the start of the year.  However, the performance of certain Loan pools declined from our expectations during the year, resulting in a provision for credit losses of $29.0 million for the year ended December 31, 2011, of which $29.7 million related to Dealer Loans partially offset by a reversal of provision of $0.7 million related to Purchased Loans.

Interest.  For the year ended December 31, 2012, interest expense increased $6.2 million, or 10.8%, as compared to 2011.  The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the year ended December 31, 2012:

(Dollars in millions)	For the Years Ended December 31,
	2012	2011
Interest expense	$63.4	$57.2
Average outstanding debt balance	1,150.4	892.3
Average cost of debt	5.5%	6.4%

For the year ended December 31, 2012, the increase in interest expense is primarily due to the increase in the average outstanding debt balance, partially offset by a decline in our average cost of debt.  The average outstanding debt balance increased compared to the same period in 2011 due to the use of the debt proceeds to fund the growth in new Consumer Loan assignments and stock repurchases.  The decline in our average cost of debt was primarily a result of a change in the mix of our outstanding debt.

Provision for Claims.  For the year ended December 31, 2012, provision for claims increased $4.4 million, or 14.5%, as compared to 2011.  The increase was due to an increase in the size of our reinsurance portfolio partially offset by a decrease in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the year ended December 31, 2012, the effective tax rate of 36.0% was generally consistent with the effective tax rate of 36.6% in 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table highlights changes in net income for the year ended December 31, 2011, as compared to 2010:

(In millions)	Change
Net income for the year ended December 31, 2010	$170.1
Increase in finance charges	72.6
Increase in premiums earned	7.3
Increase in other income	3.2
Increase in operating expenses (1)	(4.8)
Increase in provision for credit losses	(19.0)
Increase in interest	(9.4)
Increase in provision for claims	(7.0)
Increase in provision for income taxes	(25.0)
Net income for the year ended December 31, 2011	$188.0

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the year ended December 31, 2011, finance charges increased $72.6 million, or 18.7%, as compared to 2010.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2011	2010	Change
Average net Loans receivable balance	$1,425.1	$1,128.0	$297.1
Average yield on our Loan portfolio	32.3%	34.4%	-2.1%

  The following table summarizes the impact each component had on the increase in finance charges for the year ended December 31, 2011:

(In millions)	For the Year Ended
Impact on finance charges:	December 31, 2011
Due to an increase in the average net Loans receivable balance	$102.2
Due to a decrease in the average yield	(29.6)
Total increase in finance charges	$72.6

The increase in the average net Loans receivable balance was primarily due to growth in new Loan volume throughout 2010 and 2011, which was primarily a result of increases in active Dealers, the size of the average consumer loan assignment and advance rates.  The average yield on our Loan portfolio for the year ended December 31, 2011 decreased as compared to the same period in 2010 due to lower yields on new Loans, partially offset by improvements in forecasted collection rates throughout 2010 and 2011.

Premiums Earned.  For the year ended December 31, 2011, premiums earned increased $7.3 million, or 22.5%, as compared to 2010.  The increase is primarily due to growth in the size of our reinsurance portfolio which resulted from growth in new Consumer Loan assignments throughout 2010 and 2011 that was partially offset by the termination of our arrangement with one of our TPPPs during the fourth quarter of 2009.

Other Income.  For the year ended December 31, 2011, other income increased $3.2 million, or 14.6%, as compared to 2010.  The increase in other income is primarily due to an increase in GAP profit sharing income and Dealer enrollment fees.  The increase in GAP profit sharing income of $7.1 million was the result of an increase in the annual profit sharing payment received and recognized during the first quarter of 2011 and an acceleration in our revenue recognition for this income beginning in the second quarter of 2011.  Under our arrangement with one of our TPPPs, we receive annual profit sharing payments based on the performance of our GAP program.  Prior to the second quarter of 2011, we received and recognized GAP profit sharing payments annually in the first quarter of each year.  During the second quarter of 2011, we began recognizing this income over the life of the GAP contracts.

These increases were partially offset by $5.4 million of income recognized during 2010 related to discontinued arrangements with a TPPP and a vendor that processes payments.  We have not recognized any income related to these arrangements since the second quarter of 2010.

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

Provision for Credit Losses.  For the year ended December 31, 2011, the provision for credit losses increased $19.0 million, or 188.5%, as compared to 2010.  Under GAAP, when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the year ended December 31, 2011, overall Consumer Loan performance exceeded our expectations at the start of the year.  However, the performance of certain Loan pools declined from our expectations during the year, resulting in a provision for credit losses of $29.0 million for the year ended December 31, 2011, of which $29.7 million related to Dealer Loans partially offset by a reversal of provision of $0.7 million related to Purchased Loans.  During the year ended December 31, 2010, overall Consumer Loan performance exceeded our expectations at the start of the year.  However, the performance of certain Loan pools declined from our expectations during the year, resulting in a provision for credit losses of $10.0 million for the year ended December 31, 2010, of which $5.1 million related to Dealer Loans and $4.9 million related to Purchased Loans.

Interest.  For the year ended December 31, 2011, interest expense increased $9.4 million, or 19.9%, as compared to 2010.  The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the year ended December 31, 2011:

(Dollars in millions)	For the Years Ended December 31,
	2011	2010
Interest expense	$57.2	$47.8
Average outstanding debt balance	892.3	581.1
Average cost of debt	6.4%	8.2%

For the year ended December 31, 2011, the increase in interest expense is primarily due to the increase in the average outstanding debt balance, partially offset by a decline in our average cost of debt.  The average outstanding debt balance increased compared to the same period in 2010 due to the use of the debt proceeds to fund the growth in new Consumer Loan assignments and stock repurchases.  The decline in our average cost of debt resulted from a reduction in fixed fees as a percentage of average outstanding debt and a change in the mix of our outstanding debt.

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
Assumptions and Approaches Used:
For accounting purposes, we are not considered to be an originator of Consumer Loans, but instead are considered to be a lender to our Dealers for Consumer Loans assigned under our Portfolio Program, and a purchaser of Consumer Loans assigned under our Purchase Program.  As a result of this classification, our accounting policies for recognizing finance charge revenue and determining our allowance for credit losses may be different from other lenders in our market, who, based on their different business models, may be considered to be a direct lender to consumers for accounting purposes.  For additional information regarding our classification as a lender to our Dealers for accounting purposes, see Note 1 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

We recognize finance charges under the interest method such that revenue is recognized on a level-yield basis based upon forecasted cash flows.  For Dealer Loans, finance charge revenue and the allowance for credit losses are calculated after first aggregating Dealer Loans outstanding for each Dealer.  For the same purpose, Purchased Loans are aggregated according to the month the Loan was purchased.  An allowance for credit losses is maintained at an amount that reduces the net asset value (Loan balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the time of assignment.  The discounted value of future cash flows is comprised of estimated future collections on the Loans, less any estimated Dealer Holdback payments related to Dealer Loans.  We write off Loans once there are no forecasted future collections on any of the associated Consumer Loans.

Actual cash flows from any individual Dealer Loan or pool of Purchased Loans are often different than estimated cash flows at the time of assignment.  If such difference is favorable, the difference is recognized prospectively into income over the remaining life of the Dealer Loan or pool of Purchased Loans through a yield adjustment.  If such difference is unfavorable, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  Because differences between estimated cash flows at the time of assignment and actual cash flows occur often, an allowance is required for a significant portion of our Loan portfolio.  An allowance for credit losses does not necessarily indicate that a Dealer Loan or pool of Purchased Loans is unprofitable, and in recent years, very seldom are cash flows from a Dealer Loan or pool of Purchased Loans insufficient to repay the initial amounts advanced or paid to the Dealer.

Future collections on Dealer and Purchased Loans are forecasted based on the historical performance of Consumer Loans with similar characteristics, adjusted for recent trends in payment patterns.  Dealer Holdback is forecasted based on the expected future collections and current advance balance of each Dealer Loan.

During the fourth quarter of 2012, we enhanced the computations used to account for Dealer Loans.  The enhanced computations utilize a more sophisticated approach for determining the yields established at the time of assignment, future net cash flow streams and the present value of future cash flow streams.  While the enhanced computations did not change these estimates significantly at the overall Dealer Loan portfolio level, we believe they improved the precision of these estimates at the individual Dealer level.  Implementation of the enhanced computations reduced 2012 net income by $1.2 million.

Key Factors:
Variances in the amount and timing of future net cash flows from current estimates could materially impact earnings in future periods.  A 1% decline in the forecasted future net cash flows on Loans as of December 31, 2012 would have reduced 2012 net income by approximately $7.7 million.

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

Key Factors:
Variances in the pattern of future claims from our current estimates would impact the timing of premiums recognized in future periods.  A 10% change in premiums earned for the year ended December 31, 2012 would have affected 2012 net income by approximately $3.0 million.

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

The fair value of restricted stock awards are estimated as if they were vested and issued on the grant date and are recognized over the expected vesting period of the restricted stock award.  For additional information, see Notes 2 and 14 to the consolidated financial statements contained in Item 8 of this Form 10-K, which are incorporated herein by reference.

Key Factors:
Changes in the expected vesting dates of performance-based restricted stock awards and expected forfeiture rates would impact the amount and timing of stock-based compensation expense recognized in future periods.  A 10% change in stock-based compensation expense for the year ended December 31, 2012 would have affected 2012 net income by approximately $0.8 million.

Litigation and Contingent Liabilities
Balance Sheet Caption:	Accounts payable and accrued liabilities

Income Statement Caption:	General and administrative expense

Nature of Estimates Required:	Estimating the likelihood of adverse legal judgments and any resulting damages owed.
Assumptions and Approaches Used:
With assistance from our legal counsel, we determine if the likelihood of an adverse judgment for various claims and litigation is remote, reasonably possible, or probable.  To the extent we believe an adverse judgment is probable and the amount of the judgment is estimable, we recognize a liability.  For information regarding the potential various claims against us, see Note 17 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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
Assumptions and Approaches Used:
We follow a two-step approach for recognizing uncertain tax positions.  First, we evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any.  Second, for positions that we determine are more-likely-than-not to be sustained, we recognize the tax benefit as the largest benefit that has a greater than 50% likelihood of being sustained.  We establish a reserve for uncertain tax positions liability that is comprised of unrecognized tax benefits and related interest.  We adjust this liability in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or more information becomes available.

On June 7, 2010, we reached a settlement with the IRS which concluded the examination of our federal income tax returns for 2004 through 2008 and closed the respective years.  As a result of the settlement, we agreed to pay a total of $7.6 million in federal and state taxes and interest related to these years.  The settlement includes $6.2 million of taxes that represent an acceleration of taxes already provided for in prior periods and the payment did not have an impact on our net income during the reporting periods.  We also concluded that all 2004 through 2008 uncertain federal jurisdiction tax positions taken in previous periods are effectively settled and we recorded a reversal of corresponding accrued reserves and interest.  This reversal increased 2010 net income by $6.2 million.  For additional information, see Note 11 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Key Factors:
To the extent we prevail in matters for which a liability has been established or are required to pay amounts in excess of our established liability, our effective income tax rate in future periods could be materially affected.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) Senior Notes.  There are various restrictive debt covenants for each financing arrangement and we are in compliance with those covenants as of December 31, 2012.  For information regarding these financings and the covenants included in the related documents, see Note 8 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

During the second quarter of 2012, we extended the date on which Warehouse Facility III will cease to revolve from September 10, 2013 to September 10, 2015.  The maturity of the facility was also extended from September 10, 2014 to September 10, 2017.  There were no other material changes to the terms of the facility.

During the third quarter of 2012, we completed a $252.0 million Term ABS financing which was used to repay outstanding indebtedness.  The financing has an expected annualized cost of approximately 2.0% (including the initial purchaser’s fees and other costs) and it will revolve for 24 months after which it will amortize based upon the cash flows on the contributed loans.

During the fourth quarter of 2012, we extended the date on which Warehouse Facility II will cease to revolve from June 17, 2014 to December 27, 2015.  The interest rate on borrowings under the facility was decreased from the commercial paper rate plus 2.75% to the commercial paper rate plus 2.00%.  There were no other material changes to the terms of the facility.

Cash and cash equivalents increased to $9.0 million as of December 31, 2012 from $4.7 million as of December 31, 2011.  Our total balance sheet indebtedness increased to $1,250.8 million as of December 31, 2012 from $997.9 million as of December 31, 2011 due to the growth in new Consumer Loan assignments and stock repurchases.

Restricted cash and cash equivalents decreased to $92.4 million as of December 31, 2012 from $104.7 million as of December 31, 2011.  The following table summarizes restricted cash and cash equivalents:

(In millions)	As of December 31,
	2012	2011
Cash related to secured financings	$90.2	$62.5
Cash held in trusts for future vehicle service contract claims (1)	2.2	42.2
Total restricted cash and cash equivalents	$92.4	$104.7

(1)
The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.  As of December 31, 2012, the outstanding cash balance includes $2.2 million related to VSC Re.  As of December 31, 2011, the outstanding cash balance includes $42.1 million related to VSC Re and $0.1 million related to a discontinued profit sharing arrangement.

As of December 31, 2012 and 2011, restricted securities available for sale were $46.1 million and $0.8 million, respectively.  Restricted securities available for sale consist of amounts held in accordance with vehicle service contract trust agreements.

Contractual Obligations

A summary of the total future contractual obligations requiring repayments as of December 31, 2012 is as follows:

(In millions)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt, including current maturities (1)	$1,250.5	$150.2	$669.0	$431.3	$-	$-
Dealer Holdback (2)	581.1	107.4	252.9	148.3	72.5	-
Operating lease obligations	4.9	1.0	1.8	1.8	0.3	-
Purchase obligations (3)	0.8	0.8	-	-	-	-
Other future obligations (4)	11.0	-	-	-	-	11.0
Total contractual obligations	$1,848.3	$259.4	$923.7	$581.4	$72.8	$11.0

(1)
Long-term debt obligations included in the above table consist solely of principal repayments.  The amounts are presented on a gross basis to exclude the net unamortized debt premium of $0.3 million.  We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 8 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.  Based on the actual amounts outstanding under our revolving secured line of credit, our Warehouse facilities, and our Senior Notes as of December 31, 2012, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of December 31, 2012, interest is expected to be approximately $51.3 million during 2013; $44.1 million during 2014; and $83.9 million during 2015 and thereafter.

(2)
We have contractual obligations to pay Dealer Holdback to our Dealers.  Payments of Dealer Holdback are contingent upon the receipt of consumer payments and the repayment of advances.  The amounts presented represent our forecast as of December 31, 2012.

(3)	Purchase obligations consist primarily of contractual obligations related to our information system and facility needs.

(4)
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

As of December 31, 2012, we had $43.5 million of floating rate debt outstanding on our revolving secured line of credit, without interest rate protection.  For every 1.0% increase in rates on our revolving secured line of credit, annual after-tax earnings would decrease by approximately $0.3 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2012, we had $81.3 million in floating rate debt outstanding under Warehouse Facility II covered by an interest rate cap with a cap rate of 6.75% on the underlying benchmark rate.  Based on the difference between the underlying benchmark rate on Warehouse Facility II as of December 31, 2012 and the interest rate cap rate, the interest rate on Warehouse Facility II could increase by a maximum of 6.53%.  This maximum interest rate increase would reduce annual after-tax earnings by approximately $3.3 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2012, we had two interest rate cap agreements outstanding to manage the interest rate risk on Warehouse Facility III.  However, as of December 31, 2012, there was no floating rate debt outstanding under this facility.

As of December 31, 2012, we had $37.6 million in floating rate debt outstanding under Warehouse Facility IV covered by an interest rate cap with a cap rate of 5.50% on the underlying benchmark rate.  Based on the difference between the underlying benchmark rate on Warehouse Facility IV as of December 31, 2012 and the interest rate cap rate, the interest rate on Warehouse Facility IV could increase by a maximum of 5.29%.  This maximum interest rate increase would reduce annual after-tax earnings by approximately $1.3 million, assuming we maintain a level amount of floating rate debt.

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

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Credit Acceptance Corporation

We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Acceptance Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Credit Acceptance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 20, 2013

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)	As of December 31,
	2012	2011
ASSETS:
Cash and cash equivalents	$9.0	$4.7
Restricted cash and cash equivalents	92.4	104.7
Restricted securities available for sale	46.1	0.8

Loans receivable (including $5.9 and $4.9 from affiliates as of December 31, 2012 and December 31, 2011, respectively)	2,109.9	1,752.9
Allowance for credit losses	(176.4)	(154.3)
Loans receivable, net	1,933.5	1,598.6

Property and equipment, net	22.2	18.5
Income taxes receivable	1.1	0.5
Other assets	28.9	30.8
Total Assets	$2,133.2	$1,758.6

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$105.8	$95.8
Revolving secured line of credit	43.5	43.9
Secured financing	853.0	599.3
Mortgage note	4.0	4.3
Senior notes	350.3	350.4
Deferred income taxes, net	148.4	123.4
Income taxes payable	6.3	1.5
Total Liabilities	1,511.3	1,218.6

Commitments and Contingencies - See Note 17

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 24,114,896 and 25,623,684 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	0.2	0.3
Paid-in capital	53.4	38.8
Retained earnings	568.4	500.9
Accumulated other comprehensive loss	(0.1)	-
Total Shareholders' Equity	621.9	540.0
Total Liabilities and Shareholders' Equity	$2,133.2	$1,758.6

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)	For the Years Ended December 31,
	2012	2011	2010
Revenue:
Finance charges	$538.2	$460.6	$388.0
Premiums earned	47.1	40.0	32.7
Other income	23.9	24.6	21.4
Total revenue	609.2	525.2	442.1
Costs and expenses:
Salaries and wages	82.2	63.0	61.3
General and administrative	30.5	25.6	26.4
Sales and marketing	31.2	23.6	19.7
Provision for credit losses	24.0	29.0	10.0
Interest	63.4	57.2	47.8
Provision for claims	34.8	30.4	23.4
Total costs and expenses	266.1	228.8	188.6
Income before provision for income taxes	343.1	296.4	253.5
Provision for income taxes	123.4	108.4	83.4
Net income	$219.7	$188.0	$170.1

Net income per share:
Basic	$8.65	$7.15	$5.79
Diluted	$8.58	$7.07	$5.67

Weighted average shares outstanding:
Basic	25,409,655	26,302,289	29,393,309
Diluted	25,598,956	26,600,855	29,984,819

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	For the Years Ended December 31,
	2012	2011	2010
Net income	$219.7	$188.0	$170.1
Other comprehensive income (loss), net of tax:
Unrealized gain on derivatives qualifying as hedges
Unrealized gain on cash flow hedge, net of tax of $(0.2) for 2010	-	-	0.3
Less: reclassification adjustment for loss on cash flow hedge included in net income, net of tax of $(0.1) and $(0.3) for 2011 and 2010, respectively	-	0.1	0.5
Unrealized loss on available for sale securities
Unrealized loss on securities, net of tax of $0.1 for 2012	(0.1)	-	-
Other comprehensive income (loss)	(0.1)	0.1	0.8
Comprehensive income	$219.6	$188.1	$170.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In millions, except share data)
	Common Stock
	Number	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2010	31,038,217	$0.3	$24.4	$474.4	$(0.9)	$498.2
Net income	-	-	-	170.1	-	170.1
Other comprehensive income	-	-	-	-	0.8	0.8
Stock-based compensation	-	-	4.1	-	-	4.1
Restricted stock awards, net of forfeitures	12,565	-	-	-	-	-
Repurchase of common stock	(4,047,311)	-	(1.0)	(201.2)	-	(202.2)
Stock options exercised	300,475	-	2.9	-	-	2.9
Tax benefits from stock-based compensation plans	-	-	0.6	-	-	0.6
Balance, December 31, 2010	27,303,946	0.3	31.0	443.3	(0.1)	474.5
Net income	-	-	-	188.0	-	188.0
Other comprehensive income	-	-	-	-	0.1	0.1
Stock-based compensation	-	-	1.9	-	-	1.9
Restricted stock awards, net of forfeitures	(842)	-	-	-	-	-
Repurchase of common stock	(1,979,444)	-	(0.4)	(130.4)	-	(130.8)
Stock options exercised	300,024	-	2.9	-	-	2.9
Tax benefits from stock-based compensation plans	-	-	3.4	-	-	3.4
Balance, December 31, 2011	25,623,684	0.3	38.8	500.9	-	540.0
Net income	-	-	-	219.7	-	219.7
Other comprehensive income (loss)	-	-	-	-	(0.1)	(0.1)
Stock-based compensation	-	-	12.2	-	-	12.2
Restricted stock awards, net of forfeitures	195,679	-	-	-	-	-
Repurchase of common stock	(1,740,372)	(0.1)	(0.2)	(152.2)	-	(152.5)
Stock options exercised	35,905	-	0.6	-	-	0.6
Tax benefits from stock-based compensation plans	-	-	2.0	-	-	2.0
Balance, December 31, 2012	24,114,896	$0.2	$53.4	$568.4	$(0.1)	$621.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$219.7	$188.0	$170.1
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	24.0	29.0	10.0
Depreciation	5.1	4.1	4.4
Amortization	7.1	5.9	6.6
Loss on retirement of property and equipment	-	-	0.1
Loss on impairment of software	-	-	1.4
Provision for deferred income taxes	25.0	15.3	13.9
Stock-based compensation	12.2	1.9	4.1
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	10.0	20.7	(0.7)
(Increase) decrease in income taxes receivable	(0.6)	11.5	(8.1)
Increase in income taxes payable	4.8	1.5	-
Decrease (increase) in other assets	1.3	(2.2)	(1.1)
Net cash provided by operating activities	308.6	275.7	200.7
Cash Flows From Investing Activities:
Decrease (increase) in restricted cash and cash equivalents	12.3	(38.1)	15.9
Purchases of restricted securities available for sale	(57.1)	(0.5)	(1.1)
Proceeds from sale of restricted securities available for sale	2.0	0.1	2.1
Maturities of restricted securities available for sale	9.6	0.4	1.3
Principal collected on Loans receivable	1,162.8	996.9	785.9
Advances to Dealers	(1,253.6)	(1,152.5)	(786.9)
Purchases of Consumer Loans	(108.8)	(122.2)	(100.4)
Accelerated payments of Dealer Holdback	(43.7)	(47.4)	(32.6)
Payments of Dealer Holdback	(115.7)	(85.2)	(44.2)
Net decrease in other loans	0.1	0.8	0.2
Purchases of property and equipment	(8.8)	(6.3)	(3.5)
Net cash used in investing activities	(400.9)	(454.0)	(163.3)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	2,507.4	2,384.9	1,097.9
Repayments under revolving secured line of credit	(2,507.8)	(2,477.7)	(1,058.5)
Proceeds from secured financing	1,742.0	1,164.5	327.7
Repayments of secured financing	(1,488.3)	(865.3)	(432.2)
Principal payments under mortgage note and capital lease obligations	(0.3)	(0.3)	(0.5)
Proceeds from sale of senior notes	-	106.0	243.7
Payments of debt issuance costs	(6.5)	(8.4)	(15.2)
Repurchase of common stock	(152.5)	(130.8)	(202.2)
Proceeds from stock options exercised	0.6	2.9	2.9
Tax benefits from stock-based compensation plans	2.0	3.4	0.6
Net cash provided by (used in) financing activities	96.6	179.2	(35.8)
Net increase in cash and cash equivalents	4.3	0.9	1.6
Cash and cash equivalents, beginning of period	4.7	3.8	2.2
Cash and cash equivalents, end of period	$9.0	$4.7	$3.8

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$56.2	$51.4	$42.5
Cash paid during the period for income taxes	$92.4	$76.5	$81.8

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Principal Business.  Since 1972, Credit Acceptance Corporation (referred to as the “Company”, “Credit Acceptance”, “we”, “our” or “us”) has offered automobile dealers financing programs that enable them to sell vehicles to consumers, regardless of their credit history.  Our financing programs are offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our product, but who actually end up qualifying for traditional financing.

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

We have two programs: the Portfolio Program and the Purchase Program.  Under the Portfolio Program, we advance money to Dealers (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loans.  Under the Purchase Program, we buy the Consumer Loans from the Dealers (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer.  Dealer Loans and Purchased Loans are collectively referred to as “Loans”.  The following table shows the percentage of Consumer Loans assigned to us based on unit volumes under each of the programs for each of the last three years:

For the Years Ended December 31,	Portfolio Program	Purchase Program
2010	90.9%	9.1%
2011	92.5%	7.5%
2012	93.7%	6.3%

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;
•	a non-recourse cash payment (“advance”) from us; and
•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

Program Enrollment

Dealers may enroll in our program by choosing one of our two enrollment options (referred to as “Option A” and “Option B”).  In recent years, the terms of Option A have remained consistent while the terms of Option B have varied.  The following table summarizes the terms of our enrollment options for the three year period ending December 31, 2012:

Effective Period	Option A	Option B
Since June 1, 2011	Upfront, one-time fee of $9,850	Agreement to allow us to retain 50% of their first accelerated Dealer Holdback payment
Prior to June 1, 2011	Upfront, one-time fee of $9,850	Upfront, one-time fee of $1,950 and agreement to allow us to retain 50% of their first accelerated Dealer Holdback payment

For all Dealers enrolling in our program, access to the Purchase Program is typically only granted after the first accelerated Dealer Holdback payment has been received under the Portfolio Program.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated.  Our primary subsidiaries as of December 31, 2012 are:  Buyer’s Vehicle Protection Plan, Inc. (“BVPP”), Vehicle Remarketing Services, Inc. (“VRS”), VSC Re Company (“VSC Re”), CAC Warehouse Funding Corp. II, CAC Warehouse Funding III, LLC, CAC Warehouse Funding LLC IV, Credit Acceptance Funding LLC 2010-1, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Funding LLC 2012-1 and Credit Acceptance Funding LLC 2012-2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Business Segment Information

We currently operate in one reportable segment which represents our core business of offering Dealers financing programs and related products and services that enable them to sell vehicles to consumers regardless of their credit history.  For information regarding our one reportable segment and related entity wide disclosures, see Note 16 to the consolidated financial statements.

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.  As of December 31, 2012 and 2011, we had $4.8 million and $4.1 million, respectively, in cash and cash equivalents that was not insured by the Federal Deposit Insurance Corporation (“FDIC”).  As of January 1, 2013, the temporary unlimited coverage for noninterest-bearing transaction accounts expired, which increased the amount of cash and cash equivalents not insured by the FDIC to $8.2 million.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents decreased to $92.4 million as of December 31, 2012 from $104.7 million as of December 31, 2011.  The following table summarizes restricted cash and cash equivalents:

(In millions)	As of December 31,
	2012	2011
Cash related to secured financings	$90.2	$62.5
Cash held in trusts for future vehicle service contract claims (1)	2.2	42.2
Total restricted cash and cash equivalents	$92.4	$104.7

(1)
The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.  As of December 31, 2012, the outstanding cash balance includes $2.2 million related to VSC Re.  As of December 31, 2011, the outstanding cash balance includes $42.1 million related to VSC Re and $0.1 million related to a discontinued profit sharing arrangement.

As of December 31, 2012 and 2011, we had $82.0 million and $97.5 million, respectively, in restricted cash and cash equivalents that was not insured by the FDIC.  As of January 1, 2013, the temporary unlimited coverage for noninterest-bearing transaction accounts expired, which increased the amount of restricted cash and cash equivalents not insured by the FDIC to $90.4 million.

Restricted Securities Available for Sale

Restricted securities available for sale consist of amounts held in trusts related to VSC Re.  We determine the appropriate classification of our investments in debt securities at the time of purchase and reevaluate such determinations at each balance sheet date.  Debt securities for which we do not have the intent or ability to hold to maturity are classified as available for sale, and stated at fair value with unrealized gains and losses, net of income taxes included in the determination of comprehensive income and reported as a component of shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Finance Charges

Finance charges is comprised of: (1) servicing fees earned as a result of servicing Consumer Loans assigned to us by Dealers under the Portfolio Program; (2) finance charge income from Purchased Loans; (3) fees earned from our third party ancillary product offerings; (4) monthly program fees charged to Dealers under the Portfolio Program; and (5) fees associated with certain Loans.  We recognize finance charges under the interest method such that revenue is recognized on a level-yield basis based upon forecasted cash flows.  For Dealer Loans only, certain direct origination costs such as salaries and credit reports are deferred and the net costs are recognized as an adjustment to finance charges over the life of the related Dealer Loan on a level-yield basis.

We provide Dealers the ability to offer vehicle service contracts to consumers through our relationships with Third Party Product Providers (“TPPPs”).  A vehicle service contract provides the consumer protection by paying for the repair or replacement of certain components of the vehicle in the event of a mechanical failure.  We provide Dealers with an additional advance based on the retail price of the vehicle service contract.  TPPPs process claims on vehicle service contracts that are underwritten by third party insurers.  We receive a fee for all vehicle service contracts sold by our Dealers when the vehicle is financed by us.  The fee is included in the retail price of the vehicle service contract which is added to the Consumer Loan.  We recognize our fee from the vehicle service contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.  We bear the risk of loss for claims on certain vehicle service contracts that are reinsured by us.  We market the vehicle service contracts directly to our Dealers.

We provide Dealers the ability to offer a Guaranteed Asset Protection (“GAP”) product to consumers through our relationships with TPPPs.  GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer’s insurance policy in the event of a total loss of the vehicle due to severe damage or theft.  We provide Dealers with an additional advance based on the retail price of the GAP contract.  TPPPs process claims on GAP contracts that are underwritten by third party insurers.  We receive a fee for all GAP contracts sold by our Dealers when the vehicle is financed by us, and do not bear any risk of loss for claims.  The fee is included in the retail price of the GAP contract which is added to the Consumer Loan.  We recognize our fee from the GAP contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.

Program fees represent monthly fees charged to Dealers for access to our Credit Approval Processing System (“CAPS”); administration, servicing and collection services offered by us; documentation related to or affecting our program; and all tangible and intangible property owned by Credit Acceptance.  We charge a monthly fee of $599 to Dealers participating in our Portfolio Program and we collect it from future Dealer Holdback payments.  As a result, we record program fees under the Portfolio Program as a yield adjustment, recognizing these fees as finance charge revenue over the forecasted net cash flows of the Dealer Loan.

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

(In millions)	For the Years Ended December 31,
	2012	2011	2010
Net assumed written premiums	$50.5	$47.6	$34.5
Net premiums earned	47.1	40.0	32.7
Provision for claims	34.8	30.4	23.4
Amortization of capitalized acquisition costs	1.3	1.0	0.8

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of December 31,
	Balance Sheet location	2012	2011
Trust assets	Restricted cash and cash equivalents	$2.2	$42.1
Trust assets	Restricted securities available for sale	46.1	-
Unearned premium	Accounts payable and accrued liabilities	35.7	32.3
Claims reserve (1)	Accounts payable and accrued liabilities	1.4	1.3

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

•
Next, we evaluated the purpose and design of the trusts.  The primary purpose of the trusts is to provide TPPPs with funds to pay claims on vehicle service contracts and to accumulate and provide us with proceeds from investment income and residual funds.

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

Other Income

Other income consists of the following:

(In millions)	For the Years Ended December 31,
	2012	2011	2010
Dealer support products and services	$8.0	$7.3	$7.2
Vendor fees	7.8	4.2	5.8
Dealer enrollment fees	4.0	3.5	2.7
Ancillary product profit sharing income	3.4	7.8	4.1
Other	0.7	1.8	1.6
Total	$23.9	$24.6	$21.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Dealer support products and services revenue primarily consists of remarketing fees retained from the sale of repossessed vehicles by VRS, our wholly-owned subsidiary that is responsible for remarketing vehicles for Credit Acceptance.  VRS coordinates vehicle repossessions with a nationwide network of repossession agents, the redemption of the vehicle by the consumer, or the sale of the vehicle through a nationwide network of vehicle auctions.  VRS recognizes income from the retained fees at the time of the sale and does not retain a fee if a repossessed vehicle is redeemed by the consumer prior to the sale.  Dealer support products and services revenue also includes income from products and services provided to Dealers to assist with their vehicle inventory and is recognized in the period the service is provided.

Vendor fees primarily consist of fees we receive from TPPPs for providing Dealers in certain states the ability to purchase Global Positioning Systems (“GPS”) with Starter Interrupt Devices (“SID”).  Through this program, Dealers can install a GPS-based SID (“GPS-SID”) on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle.  Dealers purchase the GPS-SID directly from TPPPs and the TPPPs pay us a vendor fee for each device sold.  GPS-SID income is recognized when the unit is sold.  Vendor fees also include fee payments received on a monthly basis from vendors that process payments.  We recognize these fees as income in the period the services are provided.

Dealer enrollment fees include fees from Dealers that enroll in our programs.  Depending on the enrollment option selected by the Dealer and the date of enrollment, Dealers may have enrolled by paying us an upfront, one-time fee, agreeing to allow us to retain 50% of their first accelerated Dealer Holdback payment, or both.  For additional information regarding program enrollment, see Note 1 to the consolidated financial statements.  A portion of the $9,850 upfront, one-time fee and all of the $1,950 upfront, one-time fee are considered to be Dealer support products and services revenue.  The remaining portion of the $9,850 fee is considered to be a Dealer enrollment fee, which is amortized on a straight-line basis over the estimated life of the Dealer relationship.  The 50% portion of the first accelerated Dealer Holdback payment is also considered to be a Dealer enrollment fee.  We do not recognize any of this Dealer enrollment fee until the Dealer has met the eligibility requirements to receive an accelerated Dealer Holdback payment and the amount of the first payment, if any, has been calculated.  Once the accelerated Dealer Holdback payment has been calculated, we defer the 50% portion that we keep and recognize it on a straight-line basis over the remaining estimated life of the Dealer relationship.

Ancillary product profit sharing income consists of payments received from TPPPs based upon the performance of GAP and vehicle service contract products.  GAP profit sharing payments are received once a year, if eligible.  Prior to the second quarter of 2011, we received and recognized GAP profit sharing payments annually in the first quarter of each year as the payments were not estimable.  During the second quarter of 2011, we began recognizing this income over the life of the GAP contracts.  During 2012, we entered into a new profit sharing arrangement with one of our vehicle service contract TPPPs.  Vehicle service contract profit sharing payments are received twice a year, if eligible, and are recognized as income over the life of the vehicle service contracts.

Loans Receivable and Allowance for Credit Losses

Consumer Loan Assignment.  For accounting and financial reporting purposes, a Consumer Loan is considered to have been assigned to us after all of the following has occurred:

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

Methodology Changes. For the year ended December 31, 2012, we enhanced the computations used to account for Dealer Loans, which is described more fully in Note 5 to the consolidated financial statements.  For the three year period ended December 31, 2012, we did not make any other significant methodology changes for Loans that had a material impact on our financial results.

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

Costs incurred during the application development stage of software developed for internal use are capitalized and generally depreciated on a straight-line basis over five years.  Costs incurred to maintain existing product offerings are expensed as incurred. For additional information regarding our property and equipment, see Note 7 to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Deferred Debt Issuance Costs

As of December 31, 2012 and 2011, deferred debt issuance costs were $17.5 million and $18.1 million, respectively, and are included in other assets in the consolidated balance sheets.  Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for asset-backed secured financings (“Term ABS”) and 9.125% First Priority Senior Secured Notes due 2017 (“Senior Notes”) and the straight-line method for lines of credit and revolving secured warehouse (“Warehouse”) facilities.

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

We follow a two-step approach for recognizing uncertain tax positions.  First, we evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any.  Second, for positions that we determine are more-likely-than-not to be sustained, we recognize the tax benefit as the largest benefit that has a greater than 50% likelihood of being sustained.  We establish a reserve for uncertain tax positions liability that is comprised of unrecognized tax benefits and related interest.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  We recognize interest and penalties related to uncertain tax positions in the provision for income taxes.  For additional information regarding our income taxes, see Note 11 to the consolidated financial statements.

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

We recognize derivative instruments as either other assets or accounts payable and accrued liabilities on our consolidated balance sheets.  For additional information regarding our derivative and hedging instruments, see Note 9 to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Stock-Based Compensation Plans

We have stock-based compensation plans for team members and non-employee directors, which are described more fully in Note 14 to the consolidated financial statements.  We apply a fair-value-based measurement method in accounting for stock-based compensation plans and recognize stock-based compensation expense over the requisite service period of the grant as salaries and wages expense.

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our team members.  We offer matching contributions to the 401(k) plan based on each enrolled team members’ eligible annual gross pay (subject to statutory limitations).  Our matching contribution rate is equal to 100% of the first 1% participants contribute and an additional 50% of the next 5% participants contribute, for a maximum matching contribution of 3.5% of each participant’s eligible annual gross pay.  For the years ended December 31, 2012, 2011 and 2010, we recognized compensation expense of $1.8 million, $1.6 million, and $1.4 million, respectively, for our matching contributions to the plan.

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended December 31, 2012, 2011 and 2010, advertising expenses were $0.2 million, $0.2 million and $0.1 million, respectively.

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

Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2012 for items that could potentially be recognized or disclosed in these financial statements.  We did not identify any items which would require disclosure in or adjustment to the financial statements, except as disclosed in Note 17 of these consolidated financial statements.

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

Restricted Securities Available for Sale.  Restricted securities consist of amounts held in trusts by TPPPs to pay claims on vehicle service contracts.  Securities for which we do not have the intent or ability to hold to maturity are classified as available for sale and stated at fair value.  The fair value of restricted securities are generally based on quoted market values in active markets.  For commercial paper, we use model-based valuation techniques for which all significant assumptions are observable in the market.

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

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In millions)	As of December 31,
	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$9.0	$9.0	$4.7	$4.7
Restricted cash and cash equivalents	92.4	92.4	104.7	104.7
Restricted securities available for sale	46.1	46.1	0.8	0.8
Net investment in Loans receivable	1,933.5	1,951.4	1,598.6	1,615.0

Liabilities
Revolving secured line of credit	$43.5	$43.5	$43.9	$43.9
Secured financing	853.0	863.0	599.3	598.6
Mortgage note	4.0	4.0	4.3	4.3
Senior notes	350.3	381.9	350.4	365.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS – (Concluded)

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments on a recurring basis, as of December 31, 2012 and 2011:

(In millions)
	As of December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$9.0	$–	$–	$9.0
Restricted cash and cash equivalents	92.4	–	–	92.4
Restricted securities available for sale	27.3	18.8	–	46.1
Net investment in Loans receivable	–	–	1,951.4	1,951.4

Liabilities
Revolving secured line of credit	$–	$43.5	$–	$43.5
Secured financing	–	863.0	–	863.0
Mortgage note	–	4.0	–	4.0
Senior notes	381.9	–	–	381.9

(In millions)
	As of December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$4.7	$–	$–	$4.7
Restricted cash and cash equivalents	104.7	–	–	104.7
Restricted securities available for sale	0.8	–	–	0.8
Net investment in Loans receivable	–	–	1,615.0	1,615.0

Liabilities
Revolving secured line of credit	$–	$43.9	$–	$43.9
Secured financing	–	598.6	–	598.6
Mortgage note	–	4.3	–	4.3
Senior notes	365.5	–	–	365.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.                             RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consisted of the following:

(In millions)	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government and agency securities	$20.6	$-	$(0.1)	$20.5
Commercial paper	18.9	-	(0.1)	18.8
Corporate bonds	3.3	-	-	3.3
Certificates of deposit	3.3	-	-	3.3
Foreign Government bonds	0.2	-	-	0.2
Total restricted securities available for sale	$46.3	$-	$(0.2)	$46.1

(In millions)	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$0.8	$-	$-	$0.8
Total restricted securities available for sale	$0.8	$-	$-	$0.8

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In millions)	As of December 31,
	2012		2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Contractual Maturity
Within one year	$33.8	$33.7	$-	$-
Over one year to five years	8.6	8.6	0.8	0.8
Over five years to ten years	3.9	3.8	-	-
Total restricted securities available for sale	$46.3	$46.1	$0.8	$0.8

5.	LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of December 31, 2012
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,869.4	$240.5	$2,109.9
Allowance for credit losses	(167.4)	(9.0)	(176.4)
Loans receivable, net	$1,702.0	$231.5	$1,933.5

(In millions)	As of December 31, 2011
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,506.5	$246.4	$1,752.9
Allowance for credit losses	(141.7)	(12.6)	(154.3)
Loans receivable, net	$1,364.8	$233.8	$1,598.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.	LOANS RECEIVABLE – (Continued)

A summary of changes in Loans receivable is as follows:

(In millions)	For the Year Ended December 31, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,506.5	$246.4	$1,752.9
New Consumer Loan assignments (1)	1,253.6	108.8	1,362.4
Principal collected on Loans receivable	(1,024.8)	(138.0)	(1,162.8)
Accelerated Dealer Holdback payments	43.7	-	43.7
Dealer Holdback payments	115.7	-	115.7
Transfers (2)	(23.8)	23.8	-
Write-offs	(3.6)	(0.6)	(4.2)
Recoveries (3)	2.2	0.1	2.3
Net change in other loans	(0.1)	-	(0.1)
Balance, end of period	$1,869.4	$240.5	$2,109.9

(In millions)	For the Year Ended December 31, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,082.0	$262.9	$1,344.9
New Consumer Loan assignments (1)	1,152.5	122.2	1,274.7
Principal collected on Loans receivable	(843.1)	(153.8)	(996.9)
Accelerated Dealer Holdback payments	47.4	-	47.4
Dealer Holdback payments	85.2	-	85.2
Transfers (2)	(15.5)	15.5	-
Write-offs	(3.0)	(0.5)	(3.5)
Recoveries (3)	1.8	0.1	1.9
Net change in other loans	(0.8)	-	(0.8)
Balance, end of period	$1,506.5	$246.4	$1,752.9

(In millions)	For the Year Ended December 31, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$869.6	$298.0	$1,167.6
New Consumer Loan assignments (1)	786.9	100.4	887.3
Principal collected on Loans receivable	(632.6)	(153.3)	(785.9)
Accelerated Dealer Holdback payments	32.6	-	32.6
Dealer Holdback payments	44.2	-	44.2
Transfers (2)	(17.8)	17.8	-
Write-offs	(3.0)	(0.1)	(3.1)
Recoveries (3)	2.3	0.1	2.4
Net change in other loans	(0.2)	-	(0.2)
Balance, end of period	$1,082.0	$262.9	$1,344.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.	LOANS RECEIVABLE – (Continued)

The excess of expected net cash flows over the carrying value of the Loans is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In millions)	For the Year Ended December 31, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$508.0	$120.1	$628.1
New Consumer Loan assignments (1)	538.7	47.8	586.5
Finance charge income	(458.7)	(79.5)	(538.2)
Forecast changes	25.6	10.0	35.6
Transfers (2)	(10.7)	16.8	6.1
Balance, end of period	$602.9	$115.2	$718.1

(In millions)	For the Year Ended December 31, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$351.6	$124.5	$476.1
New Consumer Loan assignments (1)	508.9	59.5	568.4
Finance charge income	(374.9)	(85.7)	(460.6)
Forecast changes	30.0	9.6	39.6
Transfers (2)	(7.6)	12.2	4.6
Balance, end of period	$508.0	$120.1	$628.1

(In millions)	For the Year Ended December 31, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$281.4	$130.0	$411.4
New Consumer Loan assignments (1)	371.6	56.5	428.1
Finance charge income	(299.5)	(88.5)	(388.0)
Forecast changes	6.3	13.4	19.7
Transfers (2)	(8.2)	13.1	4.9
Balance, end of period	$351.6	$124.5	$476.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.	LOANS RECEIVABLE – (Continued)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Year Ended December 31, 2012
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,935.1	$217.6	$2,152.7
Expected net cash flows at the time of assignment (2)	1,792.3	156.5	1,948.8
Fair value at the time of assignment (3)	1,253.6	108.8	1,362.4

(In millions)	For the Year Ended December 31, 2011
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,786.5	$248.0	$2,034.5
Expected net cash flows at the time of assignment (2)	1,661.4	181.7	1,843.1
Fair value at the time of assignment (3)	1,152.5	122.2	1,274.7

(In millions)	For the Year Ended December 31, 2010
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,238.0	$212.5	$1,450.5
Expected net cash flows at the time of assignment (2)	1,158.5	156.9	1,315.4
Fair value at the time of assignment (3)	786.9	100.4	887.3

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

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 2 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2012, with the forecasts as of December 31, 2011, as of December 31, 2010, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	December 31, 2012	December 31, 2011	December 31, 2010	Initial Forecast	December 31, 2011	December 31, 2010	Initial Forecast
2003	73.8%	73.7%	73.7%	72.0%	0.1%	0.1%	1.8%
2004	73.0%	73.0%	73.0%	73.0%	0.0%	0.0%	0.0%
2005	73.6%	73.6%	73.7%	74.0%	0.0%	-0.1%	-0.4%
2006	69.9%	70.0%	70.2%	71.4%	-0.1%	-0.3%	-1.5%
2007	68.0%	68.1%	67.9%	70.7%	-0.1%	0.1%	-2.7%
2008	70.3%	70.0%	69.9%	69.7%	0.3%	0.4%	0.6%
2009	79.5%	79.4%	78.5%	71.9%	0.1%	1.0%	7.6%
2010	77.3%	76.8%	75.8%	73.6%	0.5%	1.5%	3.7%
2011	74.1%	73.2%	-	72.5%	0.9%	-	1.6%
2012	72.2%	-	-	71.4%	-	-	0.8%

(1)
Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment.  Contractual repayments include both principal and interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.                             LOANS RECEIVABLE – (Continued)

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

(In millions)	As of December 31, 2012
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$564.1	$205.8	$769.9	$1,305.3	$34.7	$1,340.0
Allowance for credit losses	-	-	-	(167.4)	(9.0)	(176.4)
Loans receivable, net	$564.1	$205.8	$769.9	$1,137.9	$25.7	$1,163.6

(In millions)	As of December 31, 2011
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$511.9	$192.5	$704.4	$994.6	$53.9	$1,048.5
Allowance for credit losses	-	-	-	(141.7)	(12.6)	(154.3)
Loans receivable, net	$511.9	$192.5	$704.4	$852.9	$41.3	$894.2

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Year Ended December 31, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$141.7	$12.6	$154.3
Provision for credit losses	27.1	(3.1)	24.0
Write-offs	(3.6)	(0.6)	(4.2)
Recoveries (1)	2.2	0.1	2.3
Balance, end of period	$167.4	$9.0	$176.4

(In millions)	For the Year Ended December 31, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113.2	$13.7	$126.9
Provision for credit losses	29.7	(0.7)	29.0
Write-offs	(3.0)	(0.5)	(3.5)
Recoveries (1)	1.8	0.1	1.9
Balance, end of period	$141.7	$12.6	$154.3

(In millions)	For the Year Ended December 31, 2010
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$108.8	$8.8	$117.6
Provision for credit losses	5.1	4.9	10.0
Write-offs	(3.0)	(0.1)	(3.1)
Recoveries (1)	2.3	0.1	2.4
Balance, end of period	$113.2	$13.7	$126.9

(1)	Represents collections received on previously written off Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.                             LOANS RECEIVABLE – (Concluded)

During the fourth quarter of 2012, we enhanced the computations used to account for Dealer Loans.  The enhanced computations utilize a more sophisticated approach for determining the yields established at the time of assignment, future net cash flow streams and the present value of future cash flow streams.  While the enhanced computations did not change these estimates significantly at the overall Dealer Loan portfolio level, we believe they improved the precision of these estimates at the individual Dealer level.  Implementation of the enhanced computations increased the provision for credit losses and finance charges by $2.8 million and $0.8 million, respectively, for the year ended December 31, 2012.

6.                             LEASED PROPERTIES

We lease office space and office equipment.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.  Total rental expense on all operating leases was $0.9 million, $0.9 million and $1.0 million for 2012, 2011 and 2010, respectively.  Contingent rentals under the operating leases were insignificant.  Our total minimum future lease commitments under operating leases as of December 31, 2012 are as follows:

(In millions)
Year	Minimum Future Lease Commitments
2013	$1.0
2014	0.9
2015	0.9
2016	0.9
2017	0.9
Thereafter	0.3
Total	$4.9

7.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of December 31,
	2012	2011
Land and land improvements	$2.3	$2.3
Building and improvements	13.4	12.2
Data processing equipment and software	42.4	37.2
Office furniture and equipment	3.6	2.9
Leasehold improvements	0.1	0.1
Total property and equipment	61.8	54.7
Less: Accumulated depreciation on property and equipment	(39.6)	(36.2)
Total property and equipment, net	$22.2	$18.5

Depreciation expense on property and equipment was $5.1 million, $4.1 million and $4.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

For the years ended December 31, 2012, 2011 and 2010, we capitalized software developed for internal use of $4.4 million, $1.8 million and $1.9 million, respectively.  As of December 31, 2012 and 2011, capitalized software costs, net of accumulated depreciation, totaled $5.4 million and $2.0 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.	DEBT

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) Senior Notes.  General information for each of our financing transactions in place as of December 31, 2012 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Close Date	Maturity Date		Financing Amount	Interest Rate as of December 31, 2012
Revolving Secured Line of Credit	n/a	06/15/2012	06/22/2015		$235.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	12/27/2012	12/27/2015	(2)	$325.0	Commercial paper rate or LIBOR plus 200 basis points (3) (4)
Warehouse Facility III (1)	CAC Warehouse Funding III, LLC	06/29/2012	09/10/2015	(5)	$75.0	LIBOR plus 160 basis points (4)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	08/19/2011	02/19/2014	(2)	$75.0	LIBOR plus 275 basis points (4)
Term ABS 2010-1 (1)	Credit Acceptance Funding LLC 2010-1	11/04/2010	10/15/2012	(2)	$100.5	Fixed rate
Term ABS 2011-1 (1)	Credit Acceptance Funding LLC 2011-1	10/06/2011	09/16/2013	(2)	$200.5	Fixed rate
Term ABS 2012-1 (1)	Credit Acceptance Funding LLC 2012-1	03/29/2012	03/17/2014	(2)	$201.3	Fixed rate
Term ABS 2012-2 (1)	Credit Acceptance Funding LLC 2012-2	09/20/2012	09/15/2014	(2)	$252.0	Fixed rate
Senior Notes	n/a	(6)	02/01/2017		$350.0	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.
(2)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.
(3)	The LIBOR rate is used if funding is not available from the commercial paper market.
(4)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.
(5)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2017 will be due.
(6)	The close dates associated with the issuance of $250.0 million and $100.0 million of the Senior Notes were on February 1, 2010 and March 3, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.	DEBT – (Continued)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Years Ended December 31,
	2012	2011
Revolving Secured Line of Credit
Maximum outstanding balance	$187.3	$185.1
Average outstanding balance	96.2	109.3

Warehouse Facility II
Maximum outstanding balance	$177.2	$264.0
Average outstanding balance	99.8	159.5

Warehouse Facility III
Maximum outstanding balance	$73.0	$75.0
Average outstanding balance	45.5	53.7

Warehouse Facility IV
Maximum outstanding balance	$39.6	$43.5
Average outstanding balance	37.8	41.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.	DEBT – (Continued)

(Dollars in millions)	As of December 31.
	2012	2011
Revolving Secured Line of Credit
Balance outstanding	$43.5	$43.9
Amount available for borrowing (1)	191.5	161.1
Interest rate	2.08%	2.55%

Warehouse Facility II
Balance outstanding	$81.3	$163.2
Amount available for borrowing (1)	243.7	161.8
Loans pledged as collateral	105.2	242.1
Restricted cash and cash equivalents pledged as collateral	3.0	6.1
Interest rate	2.22%	2.99%

Warehouse Facility III
Balance outstanding	$–	$70.0
Amount available for borrowing (1)	75.0	5.0
Loans pledged as collateral	–	91.6
Restricted cash and cash equivalents pledged as collateral	0.4	3.3
Interest rate	1.82%	1.89%

Warehouse Facility IV
Balance outstanding	$37.6	$37.5
Amount available for borrowing (1)	37.4	37.5
Loans pledged as collateral	47.7	62.3
Restricted cash and cash equivalents pledged as collateral	2.5	2.2
Interest rate	2.96%	3.05%

Term ABS 2009-1
Balance outstanding	$–	$27.6
Loans pledged as collateral	–	105.2
Restricted cash and cash equivalents pledged as collateral	–	13.5
Interest rate	–	5.68%

Term ABS 2010-1
Balance outstanding	$80.3	$100.5
Loans pledged as collateral	111.6	125.5
Restricted cash and cash equivalents pledged as collateral	12.5	14.1
Interest rate	2.44%	2.36%

Term ABS 2011-1
Balance outstanding	$200.5	$200.5
Loans pledged as collateral	243.8	248.2
Restricted cash and cash equivalents pledged as collateral	23.5	23.3
Interest rate	2.90%	2.90%

Term ABS 2012-1
Balance outstanding	$201.3	$–
Loans pledged as collateral	244.7	–
Restricted cash and cash equivalents pledged as collateral	22.3	–
Interest rate	2.38%	–

Term ABS 2012-2
Balance outstanding	$252.0	$–
Loans pledged as collateral	311.9	–
Restricted cash and cash equivalents pledged as collateral	26.0	–
Interest rate	1.63%	–

Senior Notes
Balance outstanding (2)	$350.3	$350.4
Interest rate	9.13%	9.13%

         (1) Availability may be limited by the amount of assets pledged as collateral.
(2)	As of December 31, 2012 and 2011, the outstanding balance presented for the Senior Notes includes a net unamortized debt premium of $0.3 million and $0.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.	DEBT – (Continued)

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

During the second quarter of 2012, we extended the date on which Warehouse Facility III will cease to revolve from September 10, 2013 to September 10, 2015.  The maturity of the facility was also extended from September 10, 2014 to September 10, 2017.  There were no other material changes to the terms of the facility.

During the fourth quarter of 2012, we extended the date on which Warehouse Facility II will cease to revolve from June 17, 2014 to December 27, 2015.  The interest rate on borrowings under the facility was decreased from the commercial paper rate plus 2.75% to the commercial paper rate plus 2.00%.  There were no other material changes to the terms of the facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.	DEBT – (Continued)

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

The table below sets forth certain additional details regarding the outstanding Term ABS Financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	Revolving Period
Term ABS 2010-1	November 4, 2010	$126.8	24 months (Through October 15, 2012)
Term ABS 2011-1	October 6, 2011	$250.8	24 months (Through September 16, 2013)
Term ABS 2012-1	March 29, 2012	$251.7	24 months (Through March 17, 2014)
Term ABS 2012-2	September 20, 2012	$315.1	24 months (Through September 15, 2014)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.	DEBT – (Continued)

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

Mortgage Loan

During 2009, the mortgage note on our Southfield headquarters was amended to extend the maturity date from June 9, 2009 to June 22, 2014.  Additionally, the interest rate on the note was increased from 5.35% to 5.70%.  There was $4.0 million and $4.3 million outstanding on this loan as of December 31, 2012 and 2011, respectively.

Principal Debt Maturities

The scheduled principal maturities of our debt as of December 31, 2012 are as follows:

(In millions)
Year	Revolving Secured Line of Credit Facility	Warehouse Facilities	Term ABS Financings (1)	Senior Notes (2)	Mortgage Note	Total
2013	$-	$-	$150.0	$-	$0.2	$150.2
2014	-	37.6	401.8	-	3.8	443.2
2015	43.5	-	182.3	-	-	225.8
2016	-	81.3	-	-	-	81.3
2017	-	-	-	350.0	-	350.0
Total	$43.5	$118.9	$734.1	$350.0	$4.0	$1,250.5

(1)	The principal maturities of the Term ABS transactions are estimated based on forecasted collections.
(2)	The amounts are presented on a gross basis to exclude the net unamortized debt premium of $0.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.	DEBT – (Concluded)

Debt Covenants

As of December 31, 2012, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of December 31, 2012, we were in compliance with all such covenants.  As of the end of the year, we were also in compliance with our covenants under the Indenture.  The Indenture includes covenants that limit the maximum ratio of our funded debt to tangible net worth and also require a minimum collateral coverage ratio.

9.                             DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on our Warehouse facilities.  The following tables provide the terms of our interest rate cap agreements that were in effect as of December 31, 2012 and 2011:

As of December 31, 2012
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)		Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	07/2011	06/2013	$325.0		6.75%
75.0	Warehouse Facility III	Cap Floating Rate	09/2010	09/2013	37.5		6.75%
75.0	Warehouse Facility III	Cap Floating Rate	06/2012	07/2015	18.8	(2)	5.00%
75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	09/2015	75.0		5.50%

As of December 31, 2011
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	09/2010	06/2013	$325.0	6.75%
75.0	Warehouse Facility III	Cap Floating Rate	09/2010	09/2013	37.5	6.75%
75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	03/2014	75.0	5.50%

(1)	Rate excludes the spread over the LIBOR rate or the commercial paper rate, as applicable.
(2)	The notional amount increases to $56.3 million in September 2013 when the original Warehouse Facility III interest rate cap for $37.5 million ends.

The interest rate caps have not been designated as hedging instruments.  As of December 31, 2012 and 2011, the interest rate caps had a fair value of less than $0.1 million as the capped rates were significantly above market rates.

Information related to the effect of derivative instruments designated as hedging instruments on our consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 is as follows:

(In millions)
Derivatives in Cash Flow Hedging Relationships	(Loss) / Gain Recognized in OCI on Derivative (Effective Portion)			(Loss) / Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Years Ended December 31,				For the Years Ended December 31,
	2012	2011	2010	Location	2012	2011	2010
Interest rate swap	$-	$-	$0.5	Interest expense	$-	$(0.2)	$(0.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9.	DERIVATIVE AND HEDGING INSTRUMENTS – (Concluded)

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 is as follows:

(In millions)
Derivatives Not Designated as Hedging Instruments		Amount of (Loss)/ Gain Recognized in Income on Derivatives
		For the Years Ended December 31,
	Location	2012	2011	2010
Interest rate caps	Interest expense	$(0.1)	$(0.2)	$(0.2)
Interest rate swap	Interest expense	-	-	(0.6)
Total		$(0.1)	$(0.2)	$(0.8)

10.                           RELATED PARTY TRANSACTIONS

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

Affiliated Dealer Loan balances were $5.9 million and $4.9 million as of December 31, 2012 and 2011, respectively.  As of December 31, 2012 and 2011, affiliated Dealer Loan balances were 0.3% of total consolidated Dealer Loan balances.  A summary of related party Loan activity is as follows:

(In millions)	For the Years Ended December 31,
	2012		2011		2010
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$1.2	0.3%	$1.6	0.4%	$3.1	1.0%
New Consumer Loan assignments (1)	3.6	0.3%	1.3	0.1%	3.5	0.4%
Accelerated Dealer Holdback payments	0.1	0.2%	-	0.1%	0.3	0.9%
Dealer Holdback payments	3.2	2.8%	2.4	2.8%	1.8	4.0%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

Our Chairman and significant shareholder has indirect control over entities that, in the past, offered secured lines of credit to automobile dealers, and has the right or obligation to reacquire these entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.	INCOME TAXES

The income tax provision consists of the following:

(In millions)	For the Years Ended December 31,
	2012	2011	2010
Income before provision for income taxes:	$343.1	$296.4	$253.5

Current provision for income taxes:
Federal	$94.9	$87.7	$66.2
State	3.5	6.3	3.7
	98.4	94.0	69.9
Deferred provision for income taxes:
Federal	23.6	13.3	16.7
State	1.4	2.0	(2.8)
	25.0	15.3	13.9
Interest and penalties benefit:
Interest	-	(0.7)	(0.2)
Penalties	-	(0.2)	(0.2)
	-	(0.9)	(0.4)
Provision for income taxes	$123.4	$108.4	$83.4

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following:

(In millions)	As of December 31,
	2012	2011
Deferred tax assets:
Allowance for credit losses	$64.2	$56.3
Stock-based compensation	10.0	5.9
Deferred state net operating loss	1.9	2.7
Other, net	6.6	4.9
Total deferred tax assets	82.7	69.8

Deferred tax liabilities:
Valuation of Loans receivable	220.5	184.4
Deferred Loan origination costs	3.7	3.4
Other, net	6.9	5.4
Total deferred tax liabilities	231.1	193.2
Net deferred tax liability	$148.4	$123.4

The deferred state net operating loss tax asset arising from the operating loss carry forward for state income tax purposes is expected to expire at various times beginning in 2019, if not utilized.  We do not anticipate expiration of the net operating loss carry forwards prior to their utilization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.	INCOME TAXES – (Concluded)

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Years Ended December 31,
	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	1.4%	2.1%	0.2%
Changes in reserve for uncertain tax positions as a result of settlements and lapsed statutes and related interest	-0.6%	-0.5%	-2.4%
Other	0.2%	-%	0.1%
Effective tax rate	36.0%	36.6%	32.9%

The differences between the U.S. federal statutory rate and our effective tax rates for 2012, 2011 and 2010 are primarily due to state income taxes and reserves for uncertain tax positions and related interest and penalties that are included in the provision for income taxes.  The decrease in the effective tax rate for the year ended December 31, 2010, as compared to 2012 and 2011, is primarily due to a settlement of the Internal Revenue Service (“IRS”) examination detailed below and related adjustments to accrued tax reserves and interest as well as adjustments to our state tax liability.

The state income taxes for the years ended December 31, 2012, 2011 and 2010 fluctuate due to variability in the amount of income taxable in various state tax jurisdictions with differing statutory tax rates and changes in state statutory tax rates.  As a result of an adjustment to the deferred tax liability arising from changes in the effective state income tax rate, the effective tax rate for 2012 decreased by 50 basis points and the effective tax rate for 2011 increased by 10 basis points.  There were no such adjustments recorded for 2010.

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

The following table is a summary of changes in gross unrecognized tax benefits:

(In millions)	For the Years Ended December 31,
	2012	2011	2010
Unrecognized tax benefits at January 1,	$10.0	$7.8	$11.8
Additions based on tax positions related to current year	3.1	2.7	2.3
Additions in tax positions of prior years	-	0.4	0.1
Reductions for tax positions of prior years	(0.4)	-	(0.1)
Settlements	(0.2)	-	(5.8)
Reductions as a result of a lapse of the statute of limitations	(1.5)	(0.9)	(0.5)
Unrecognized tax benefits at December 31,	$11.0	$10.0	$7.8

The total amount of gross unrecognized tax benefit that, if recognized, would favorably affect our effective income tax rate in future periods, was $11.0 million as of December 31, 2012.  Accrued interest related to uncertain tax positions was $2.1 million and $1.9 million as of December 31, 2012 and 2011, respectively.

We are subject to income tax in multiple federal and state jurisdictions.  For state returns, we are generally no longer subject to tax examinations for years prior to 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12.	NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Years Ended December 31,
	2012	2011	2010
Weighted average shares outstanding:
Common shares	24,850,830	25,890,521	29,140,879
Vested restricted stock units	558,825	411,768	252,430
Basic number of weighted average shares outstanding	25,409,655	26,302,289	29,393,309

Dilutive effect of stock options	48,005	102,651	335,389
Dilutive effect of restricted stock and restricted stock units	141,296	195,915	256,121
Dilutive number of weighted average shares outstanding	25,598,956	26,600,855	29,984,819

For the years ended December 31, 2012 and 2011, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive.

13.                           STOCK REPURCHASES

On August 5, 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 26, 2012, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of December 31, 2012, we had authorization to repurchase 534,212 shares of our common stock.

The following table summarizes our stock repurchases for the years ended December 31, 2012, 2011 and 2010:

(Dollars in millions)	For the Years Ended December 31,
	2012		2011		2010
Stock Repurchases	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost (1)
Open Market	727,319	$66.5	55,133	$4.2	-	$-
Tender Offer	1,000,000	84.8	1,904,761	125.2	4,000,000	200.3
Other (2)	13,053	1.2	19,550	1.4	47,311	1.9
Total	1,740,372	$152.5	1,979,444	$130.8	4,047,311	$202.2

(1)	Tender Offer amounts include offering costs of $0.3 million, $0.2 million and $0.3 million for 2012, 2011 and 2010, respectively.
(2)	Represents shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14.                           STOCK-BASED COMPENSATION PLANS

On March 26, 2012, our board of directors approved an amendment to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), increasing the number of shares authorized for issuance by 500,000 shares, to 2 million shares.  Pursuant to the Incentive Plan, we can grant restricted stock, restricted stock units, stock options, and performance awards to team members, officers, directors, and contractors at any time prior to March 26, 2022.  The shares available for future grants under the Incentive Plan totaled 326,221 as of December 31, 2012.

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

A summary of the restricted stock activity under the Incentive Plan for the years ended December 31, 2012, 2011 and 2010 is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant- Date Fair Value Per Share
Outstanding as of January 1, 2010	242,277	$20.23
Granted	19,183	40.36
Vested	(143,084)	21.79
Forfeited	(6,618)	27.59
Outstanding as of December 31, 2010	111,758	$21.09
Granted	8,908	70.40
Vested	(62,655)	19.52
Forfeited	(9,750)	25.88
Outstanding as of December 31, 2011	48,261	$31.26
Granted	199,558	105.96
Vested	(37,266)	24.23
Forfeited	(3,879)	66.89
Outstanding as of December 31, 2012	206,674	$103.99

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14.	STOCK-BASED COMPENSATION PLANS– (Continued)

A summary of the restricted stock unit activity under the Incentive Plan for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Nonvested		Vested		Total
Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Number of Restricted Stock Units
Outstanding as of January 1, 2010	648,250	$19.35	120,000	$26.30	768,250
Granted	32,500	39.89	-	-	32,500	(1)
Vested	(149,650)	20.24	149,650	20.24	-	(2)
Forfeited	(10,000)	39.89	-	-	(10,000)
Outstanding as of December 31, 2010	521,100	$19.99	269,650	$22.94	790,750
Granted	37,500	63.73	-	-	37,500	(3)
Vested	(158,150)	20.99	158,150	20.99	-	(4)
Forfeited	(52,000)	20.18	-	-	(52,000)
Outstanding as of December 31, 2011	348,450	$24.06	427,800	$22.14	776,250
Granted	329,160	105.74	-	-	329,160	(5)
Vested	(143,150)	21.48	143,150	21.48	-	(6)
Forfeited	(8,500)	15.80	-	-	(8,500)
Outstanding as of December 31, 2012	525,960	$76.01	570,950	$21.97	1,096,910

(1)	The distribution date of vested restricted stock units is February 22, 2017.
(2)	The distribution date of vested restricted stock units is February 22, 2014 for 60,000 restricted stock units and February 22, 2016 for 89,650 restricted stock units.
(3)	The distribution date of vested restricted stock units is February 22, 2018 for 5,000 restricted stock units and February 18, 2019 for 32,500 restricted stock units.
(4)
The distribution date of vested restricted stock units is February 22, 2014 for 60,000 restricted stock units and February 22, 2016 for 89,650 restricted stock units and February 22, 2017 for 8,500 restricted stock units.

(5)
The distribution date of vested restricted stock units is February 18, 2019 for 3,000 restricted stock units and February 19, 2020 for 16,160 restricted stock units.  For 310,000 restricted stock units, the vested restricted stock units will be distributed in equal installments on December 31, 2022, 2023, 2024, 2025 and 2026.

(6)
The distribution date of vested restricted stock units is February 22, 2014 for 60,000 restricted stock units, February 22, 2016 for 76,650 restricted stock units and February 22, 2017 for 6,500 restricted stock units.

Each restricted stock unit represents and has a value equal to one share of common stock.  The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant.  In addition to the 310,000 restricted stock units granted to our Chief Executive Officer in 2012, we grant performance-based restricted stock units to team members as part of our long-term incentive compensation program. These restricted stock units will be earned over a five year period based upon the compounded annual growth rate in our adjusted economic profit, a non-GAAP financial measure.

Pursuant to our 1992 Stock Option Plan (the "1992 Plan"), we had reserved 8.0 million shares of our common stock for the future granting of options to officers and other team members.  Pursuant to our Director Stock Option Plan (the “Director Plan”), we had reserved 200,000 shares of our common stock for future granting of options to members of our Board of Directors.  The exercise price of the options is no less than the fair market value on the date of the grant.  Options expire ten years from the date of grant.  The 1992 Plan and the Director Plan were terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan.  All options outstanding as of December 31, 2012 and 2011 are vested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14.	STOCK-BASED COMPENSATION PLANS– (Concluded)

Additional stock option information relating to the 1992 Plan and the Director Plan is as follows:

(Dollars in millions, except per share data)	1992 Plan			Director Plan
	Number of Options	Weighted Average Exercise Per Share	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Per Share	Aggregate Intrinsic Value
Outstanding as of January 1, 2010	608,564	$9.75		100,000	$17.25
Options exercised	(300,475)	9.66	$10.0	-	-	$-
Options forfeited	(960)	7.45		-	-
Outstanding as of December 31, 2010	307,129	$9.84		100,000	$17.25
Options exercised	(300,024)	9.74	$15.8	-	-	$-
Options forfeited	(1,200)	8.48		-	-
Outstanding as of December 31, 2011	5,905	$15.37		100,000	$17.25
Options exercised	(5,905)	15.37	$0.5	(30,000)	17.25	$2.5
Outstanding as of December 31, 2012	-	$-		70,000	$17.25

Exercisable as of December 31:
2010	307,129	$9.84	$16.3	100,000	$17.25	$4.6
2011	5,905	$15.37	$0.4	100,000	$17.25	$6.5
2012	-	$-	$-	70,000	$17.25	$5.9

At December 31, 2012, we had 70,000 options outstanding and exercisable under the Director Plan with an exercise price of $17.25 per share and a remaining contractual life of 1.2 years.

Stock-based compensation expense consists of the following:

(In millions)	For the Years Ended December 31,
	2012	2011	2010
Restricted stock	$3.4	$0.6	$0.9
Restricted stock units	8.8	1.3	3.2
Total	$12.2	$1.9	$4.1

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

(In millions)
For the Years Ended December 31,	Restricted Stock Units	Restricted Stock	Total Projected Expense
2013	$8.5	$3.2	$11.7
2014	5.5	2.3	7.8
2015	4.3	2.0	6.3
2016	3.7	1.8	5.5
2017	2.8	1.6	4.4
Thereafter	4.3	7.0	11.3
Total	$29.1	$17.9	$47.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss):

	Unrealized (loss) gain on derivatives qualifying as hedges	Unrealized gain (loss) on available for sale securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2010	$(0.9)	$-	$(0.9)
Other comprehensive income	0.8	-	0.8
Balance as of December 31, 2010	(0.1)	-	(0.1)
Other comprehensive income	0.1	-	0.1
Balance as of December 31, 2011	-	-	-
Other comprehensive loss	-	(0.1)	(0.1)
Balance as of December 31, 2012	$-	$(0.1)	$(0.1)

16.	BUSINESS SEGMENT AND OTHER INFORMATION

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

Geographic Information

For the three years ended December 31, 2012, 2011 and 2010, substantially all of our revenues were derived from the United States.  As of December 31, 2012 and 2011, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of offering automobile dealers financing programs that enable them to sell vehicles to consumers, regardless of their credit history, through our network of Dealers within the United States.  We also provide Dealers the ability to offer vehicle service contracts and a GAP product to consumers on vehicles financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during 2012, 2011 or 2010.  Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of December 31, 2012 or 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

17.                           LITIGATION AND CONTINGENT LIABILITIES

In the normal course of business and as a result of the customer-oriented nature of the industry in which we operate, industry participants are frequently subject to various customer claims and litigation seeking damages and statutory penalties.  The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, customer protection, warranty, debt collection, insurance and other customer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to our repossession and sale of the customer’s vehicle and other debt collection activities.  As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by customers principally against Dealers.  We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement.  Many of these cases are filed as purported class actions and seek damages in large dollar amounts.  Current actions to which we are a party include the following matter.

On February 1, 2013, six Dealers, who had previously commenced a putative consolidated arbitration proceeding against the Company before the American Arbitration Association ("AAA") that was deemed not properly filed by the AAA on October 9, 2012, filed individual arbitrations against the Company before the AAA in Southfield, Michigan.  These arbitration demands seek unspecified money damages for claims relating to the Dealer servicing agreements of these Dealers.  The Company intends to vigorously defend itself against these arbitrations.

An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

18.	QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of the quarterly financial position and results of operations as of and for the years ended December 31, 2012 and 2011, which have been prepared in accordance with GAAP.

(In millions, except share and per share data)	2012
	Quarters Ended
	March 31	June 30	September 30	December 31
Balance Sheets
Loans receivable, net	$1,737.8	$1,815.9	$1,876.7	$1,933.5
All other assets	217.2	187.0	226.6	199.7
Total assets	$1,955.0	$2,002.9	$2,103.3	$2,133.2

Total debt	$1,132.7	$1,132.0	$1,262.1	$1,250.8
Other liabilities	249.7	330.5	243.4	260.5
Total liabilities	1,382.4	1,462.5	1,505.5	1,511.3
Shareholders' equity (1)	572.6	540.4	597.8	621.9
Total liabilities and shareholders' equity	$1,955.0	$2,002.9	$2,103.3	$2,133.2
Income Statements
Revenue	$142.4	$151.8	$155.7	$159.3
Costs and expenses	63.6	62.6	71.9	68.0
Income before provision for income taxes	78.8	89.2	83.8	91.3
Provision for income taxes	28.5	32.6	30.9	31.4
Net income	$50.3	$56.6	$52.9	$59.9
Net income per share:
Basic	$1.92	$2.18	$2.13	$2.42
Diluted	$1.92	$2.18	$2.12	$2.40
Weighted average shares outstanding:
Basic	26,157,672	25,925,627	24,908,247	24,756,286
Diluted	26,283,801	25,979,872	24,962,054	24,926,004

(1)	No dividends were paid during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)

18.	QUARTERLY FINANCIAL DATA (unaudited) – (Concluded)

(In millions, except share and per share data)	2011
	Quarters Ended
	March 31	June 30	September 30	December 31
Balance Sheets
Loans receivable, net	$1,352.5	$1,438.1	$1,525.4	$1,598.6
All other assets	139.6	143.6	145.3	160.0
Total assets	$1,492.1	$1,581.7	$1,670.7	$1,758.6

Total debt	$886.3	$934.7	$969.0	$997.9
Other liabilities	210.5	205.1	208.4	220.7
Total liabilities	1,096.8	1,139.8	1,177.4	1,218.6
Shareholders' equity (1)	395.3	441.9	493.3	540.0
Total liabilities and shareholders' equity	$1,492.1	$1,581.7	$1,670.7	$1,758.6
Income Statements
Revenue	$123.5	$130.0	$133.7	$138.0
Costs and expenses	56.3	59.3	55.0	58.2
Income before provision for income taxes	67.2	70.7	78.7	79.8
Provision for income taxes	24.0	25.9	28.7	29.8
Net income	$43.2	$44.8	$50.0	$50.0
Net income per share:
Basic	$1.59	$1.73	$1.92	$1.92
Diluted	$1.57	$1.72	$1.91	$1.91
Weighted average shares outstanding:
Basic	27,195,580	25,974,772	26,032,983	26,021,682
Diluted	27,489,326	26,110,528	26,135,755	26,258,668

(1)	No dividends were paid during the periods presented.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we believe that as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2012 and their report dated February 20, 2013 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Credit Acceptance Corporation

We have audited the internal control over financial reporting of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Credit Acceptance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Credit Acceptance Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Credit Acceptance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Credit Acceptance Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 20, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 20, 2013

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

The following table sets forth (1) the number of shares of common stock to be issued upon the exercise of outstanding options or restricted stock units, (2) the weighted average exercise price of outstanding options, and (3) the number of shares remaining available for future issuance, as of December 31, 2012:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (a)
Equity compensation plans approved by shareholders:
Director Plan	70,000	$17.25	-
Incentive Plan	1,096,910		326,221
Total	1,166,910	$17.25	326,221

(a)
For additional information regarding our equity compensation plans, see Note 14 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Report of Independent Public Accountants
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2012 and 2011
— Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
— Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
— Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010
— Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
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
Brett A. Roberts
Chief Executive Officer
(Principal Executive Officer)
Date: February 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 20, 2013 on behalf of the registrant and in the capacities indicated.

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
4.32
Indenture, dated December 3, 2009, between Credit Acceptance Auto Loan Trust 2009-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K dated December 9, 2009)

4.33
Sale and Servicing Agreement dated December 3, 2009, among the Company, Credit Acceptance Auto Loan Trust 2009-1, Credit Acceptance Funding LLC 2009-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K dated December 9, 2009)

4.34
Backup Servicing Agreement dated December 3, 2009, among the Company, Credit Acceptance Funding LLC 2009-1, Credit Acceptance Auto Loan Trust 2009-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K dated December 9, 2009)

4.35
Amended and Restated Trust Agreement dated December 3, 2009, between Credit Acceptance Funding LLC 2009-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K dated December 9, 2009)

4.36
Sale and Contribution Agreement dated December 3, 2009, between the Company and Credit Acceptance Funding LLC 2009-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K dated December 9, 2009)

4.37
Intercreditor Agreement dated December 3, 2009, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding III, LLC, Credit Acceptance Funding LLC 2008-1, Credit Acceptance Funding LLC 2009-1, Credit Acceptance Auto Loan Trust 2008-1, Credit Acceptance Auto Loan Trust 2009-1, Wells Fargo Securities, LLC, as agent, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K dated December 9, 2009)

4.38
Indenture, dated as of February 1, 2010, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 5, 2010)

4.39
Registration Rights Agreement, dated February 1, 2010, among the Company, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of the Company’s 9.125% First Priority Senior Secured Notes due 2017 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 5, 2010)

4.40
Fourth Amended and Restated Security Agreement, dated as of February 1, 2010, among the Company, the other Debtors party thereto and Comerica Bank, as collateral agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 5, 2010)

4.44
Indenture, dated November 4, 2010, between Credit Acceptance Auto Loan Trust 2010-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 8, 2010)

4.45
Sale and Servicing Agreement dated November 4, 2010, among the Company, Credit Acceptance Auto Loan Trust 2010-1, Credit Acceptance Funding LLC 2010-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 8, 2010)

4.46
Backup Servicing Agreement dated November 4, 2010, among the Company, Credit Acceptance Funding LLC 2010-1, Credit Acceptance Auto Loan Trust 2010-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 8, 2010)

4.47
Amended and Restated Trust Agreement dated November 4, 2010, between Credit Acceptance Funding LLC 2010-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 8, 2010)

4.48
Sale and Contribution Agreement dated November 4, 2010, between the Company and Credit Acceptance Funding LLC 2010-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 8, 2010)

4.49
Intercreditor Agreement dated November 4, 2010, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding III, LLC, Credit Acceptance Funding LLC 2010-1, Credit Acceptance Funding LLC 2009-1, Credit Acceptance Auto Loan Trust 2010-1, Credit Acceptance Auto Loan Trust 2009-1, Wells Fargo Securities, LLC, as agent, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 8, 2010)

4.50
First Supplemental Indenture, dated as of March 3, 2011, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated March 3, 2011)

4.51
Registration Rights Agreement, dated March 3, 2011, among the Credit Acceptance Corporation, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of the Company’s 9.125% First Priority Senior Secured Notes due 2017 issued on March 3, 2011 (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated March 3, 2011)

4.52
Fifth Amended and Restated Credit Agreement, dated as of June 17, 2011, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated June 22, 2011)

4.54
Loan and Security Agreement dated as of August 19, 2011 among the Company, CAC Warehouse Funding LLC IV, BMO Capital Markets Corp., Bank of Montreal and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated August 24, 2011)

4.55
Backup Servicing Agreement dated as of August 19, 2011 among the Company, CAC Warehouse Funding LLC IV, Wells Fargo Bank, National Association, Bank of Montreal and BMO Capital Markets Corp. (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated August 24, 2011)

4.56
Sale and Contribution Agreement dated as of August 19, 2011 between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated August 24, 2011)

4.57
Indenture dated October 6, 2011, between Credit Acceptance Auto Loan Trust 2011-1 and Wells Fargo Bank, National  Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2011)

4.58
Sale and Servicing Agreement dated October 6, 2011, among the Company, Credit Acceptance Auto Loan Trust 2011-1, Credit Acceptance Funding LLC 2011-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2011)

4.59
Backup Servicing Agreement dated October 6, 2011, among the Company, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Auto Loan Trust 2011-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2011)

4.60
Amended and Restated Trust Agreement dated October 6, 2011, between Credit Acceptance Funding LLC 2011-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2011)

4.61
Sale and Contribution Agreement dated October 6, 2011, between the Company and Credit Acceptance Funding LLC 2011-1 (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2011)

4.62
Amended and Restated Intercreditor Agreement dated October 6, 2011, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding III, LLC, CAC Warehouse Funding LLC IV, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Funding LLC 2010-1, Credit Acceptance Funding LLC 2009-1, Credit Acceptance Auto Loan Trust 2011-1, Credit Acceptance Auto Loan Trust 2010-1, Credit Acceptance Auto Loan Trust 2009-1, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, Bank of Montreal, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2011)

4.63
Amendment No. 2 to Sale and Servicing Agreement, dated as of December 14, 2011, among the Company, Credit Acceptance Auto Loan Trust 2010-1, Credit Acceptance Funding LLC 2010-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

4.64
Supplemental Indenture No. 2, dated as of December 14, 2011, between Credit Acceptance Auto Loan Trust 2010-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

4.65
Amended and Restated Intercreditor Agreement, dated as of February 1, 2010, among Credit Acceptance Corporation, the other Grantors party thereto, representatives of the Secured Parties thereunder and Comerica Bank, as administrative agent under the Original Credit Agreement (as defined therein) and as collateral agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 5, 2010)

4.66
Indenture dated as of March 29, 2012, between Credit Acceptance Auto Loan Trust 2012-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.67
Sale and Servicing Agreement dated as of March 29, 2012, among the Company, Credit Acceptance Auto Loan Trust 2012-1, Credit Acceptance Funding LLC 2012-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.68
Backup Servicing Agreement dated as of March 29, 2012, among the Company, Credit Acceptance Funding LLC 2012-1, Credit Acceptance Auto Loan Trust 2012-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.69
Amended and Restated Trust Agreement dated as of March 29, 2012, between Credit Acceptance Funding LLC 2012-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.70
Sale and Contribution Agreement dated as of March 29, 2012, between the Company and Credit Acceptance Funding LLC 2012-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.71
Amended and Restated Intercreditor Agreement dated March 29, 2012, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding III, LLC, CAC Warehouse Funding LLC IV, Credit Acceptance Funding LLC 2012-1, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Funding LLC 2010-1, Credit Acceptance Auto Loan Trust 2012-1, Credit Acceptance Auto Loan Trust 2011-1, Credit Acceptance Auto Loan Trust 2010-1, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, Bank of Montreal, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.72
First Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 15, 2012, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 15, 2012)

4.73
Amended and Restated Loan and Security Agreement, dated as of June 29, 2012 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated July 6, 2012)

4.74
Amended and Restated Contribution Agreement, dated as of June 29, 2012 between the Company and CAC Warehouse Funding III, LLC (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated July 6, 2012)

4.75
Indenture dated as of September 20, 2012, between Credit Acceptance Auto Loan Trust 2012-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 20, 2012)

4.76
Sale and Servicing Agreement dated as of September 20, 2012, among the Company, Credit Acceptance Auto Loan Trust 2012-2, Credit Acceptance Funding LLC 2012-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 25, 2012)

4.77
Backup Servicing Agreement dated as of September 20, 2012, among the Company, Credit Acceptance Funding LLC 2012-2, Credit Acceptance Auto Loan Trust 2012-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 25, 2012)

4.78
Amended and Restated Trust Agreement dated as of September 20, 2012, between Credit Acceptance Funding LLC 2012-2 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 25, 2012)

4.79
Sale and Contribution Agreement dated as of September 20, 2012, between the Company and Credit Acceptance Funding LLC 2012-2 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 25, 2012)

4.80
Amended and Restated Intercreditor Agreement dated September 20, 2012, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding III, LLC, CAC Warehouse Funding LLC IV, Credit Acceptance Funding LLC 2012-2, Credit Acceptance Funding LLC 2012-1, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Funding LLC 2010-1, Credit Acceptance Auto Loan Trust 2012-2, Credit Acceptance Auto Loan Trust 2012-1, Credit Acceptance Auto Loan Trust 2011-1, Credit Acceptance Auto Loan Trust 2010-1, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, Bank of Montreal, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 25, 2012)

4.81
Fifth Amended and Restated Loan and Security Agreement dated as of December 27, 2012 among the Company, CAC Warehouse Funding Corporation II, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 3, 2013)

4.82
Amended and Restated Backup Servicing Agreement dated as of December 27, 2012 among the Company, CAC Warehouse Funding Corporation II, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 3, 2013)

4.83
Third Amended and Restated Sale and Contribution Agreement dated as of December 27, 2012 between the Company and CAC Warehouse Funding Corporation II (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 3, 2013)

Note:
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
10.15
Form of Credit Acceptance Corporation Board of Directors Restricted Stock Unit Award Agreement (incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2009)*

10.16
Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated March 26, 2012 (incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2012)*

10.17	Credit Acceptance Corporation Restricted Stock Award Agreement, dated March 26, 2012 (incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2012)*
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