Form 10-Q
period 2013-03-31
CREDIT ACCEPTANCE CORP
filed 2013-04-30
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

The number of shares of Common Stock, par value $0.01, outstanding on April 19, 2013 was 23,587,496.

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)	As of
	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS:
Cash and cash equivalents	$7.8	$9.0
Restricted cash and cash equivalents	116.3	92.4
Restricted securities available for sale	47.5	46.1

Loans receivable (including $6.5 and $5.9 from affiliates as of March 31, 2013 and December 31, 2012, respectively)	2,210.3	2,109.9
Allowance for credit losses	(181.7)	(176.4)
Loans receivable, net	2,028.6	1,933.5

Property and equipment, net	22.0	22.2
Income taxes receivable	0.6	1.1
Other assets	25.5	28.9
Total Assets	$2,248.3	$2,133.2

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$105.2	$105.8
Revolving secured line of credit	115.9	43.5
Secured financing	885.8	853.0
Mortgage note	4.0	4.0
Senior notes	350.3	350.3
Deferred income taxes, net	137.5	148.4
Income taxes payable	25.0	6.3
Total Liabilities	1,623.7	1,511.3

Commitments and Contingencies - See Note 14

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 80,000,000 shares authorized, 23,587,496 and 24,114,896 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	0.2	0.2
Paid-in capital	54.5	53.4
Retained earnings	569.9	568.4
Accumulated other comprehensive loss	–	(0.1)
Total Shareholders' Equity	624.6	621.9
Total Liabilities and Shareholders' Equity	$2,248.3	$2,133.2

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In millions, except share and per share data)	For the Three Months Ended March 31,
	2013	2012
Revenue:
Finance charges	$142.9	$126.1
Premiums earned	12.0	10.8
Other income	9.8	5.5
Total revenue	164.7	142.4
Costs and expenses:
Salaries and wages	21.9	19.4
General and administrative	7.9	7.4
Sales and marketing	9.0	7.8
Provision for credit losses	5.8	5.2
Interest	16.0	15.2
Provision for claims	9.0	8.6
Total costs and expenses	69.6	63.6
Income before provision for income taxes	95.1	78.8
Provision for income taxes	34.5	28.5
Net income	$60.6	$50.3

Net income per share:
Basic	$2.49	$1.92
Diluted	$2.48	$1.92

Weighted average shares outstanding:
Basic	24,330,027	26,157,672
Diluted	24,426,127	26,283,801

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2013	2012

Net income	$60.6	$50.3
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax of $0.1 for 2013	0.1	–
Other comprehensive income	0.1	–
Comprehensive income	$60.7	$50.3

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$60.6	$50.3
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	5.8	5.2
Depreciation	1.4	1.2
Amortization	1.8	1.6
(Benefit) provision for deferred income taxes	(11.0)	5.9
Stock-based compensation	1.5	0.8
Change in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued liabilities	(0.6)	11.5
Decrease in income taxes receivable	0.5	0.1
Increase in income taxes payable	18.7	11.5
Decrease in other assets	2.2	1.0
Net cash provided by operating activities	80.9	89.1
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(23.9)	(55.4)
Purchases of restricted securities available for sale	(21.8)	–
Proceeds from sale of restricted securities available for sale	4.0	–
Maturities of restricted securities available for sale	16.4	–
Principal collected on Loans receivable	345.5	310.9
Advances to Dealers	(378.6)	(374.4)
Purchases of Consumer Loans	(27.9)	(34.8)
Accelerated payments of Dealer Holdback	(9.5)	(12.9)
Payments of Dealer Holdback	(30.0)	(33.2)
Net increase in other loans	(0.4)	–
Purchases of property and equipment	(1.2)	(3.9)
Net cash used in investing activities	(127.4)	(203.7)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	595.2	607.5
Repayments under revolving secured line of credit	(522.8)	(477.8)
Proceeds from secured financing	312.6	492.4
Repayments of secured financing	(279.8)	(487.1)
Principal payments under mortgage note	–	(0.1)
Payments of debt issuance costs	(0.4)	(1.8)
Repurchase of common stock	(59.7)	(20.0)
Proceeds from stock options exercised	–	0.2
Tax benefits from stock-based compensation plans	0.2	1.3
Net cash provided by financing activities	45.3	114.6
Net decrease in cash and cash equivalents	(1.2)	–
Cash and cash equivalents, beginning of period	9.0	4.7
Cash and cash equivalents, end of period	$7.8	$4.7

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$22.2	$13.4
Cash paid during the period for income taxes	$25.7	$9.7

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.  The consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2013 for items that could potentially be recognized or disclosed in these financial statements.  For additional information regarding subsequent events, see Note 15 of these consolidated financial statements.

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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2012	93.3%	6.7%
June 30, 2012	93.6%	6.4%
September 30, 2012	93.8%	6.2%
December 31, 2012	94.0%	6.0%
March 31, 2013	94.4%	5.6%

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;
•	a non-recourse cash payment (“advance”) from us; and
•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

Program Enrollment

Dealers may enroll in our program by (1) paying an up-front, one-time fee of $9,850, or (2) agreeing to allow us to retain 50% of their first accelerated Dealer Holdback payment.  Dealers are granted access to the Portfolio Program upon enrollment.  Access to the Purchase Program is limited and is typically only granted to Dealers that have received their first accelerated Dealer Holdback payment under the Portfolio Program.

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

Methodology Changes.  For the three months ended March 31, 2013 and 2012, we did not make any methodology changes for Loans that had a material impact on our financial results.

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

(In millions)	For the Three Months Ended March 31,
	2013	2012
Net assumed written premiums	$16.3	$16.3
Net premiums earned	12.0	10.8
Provision for claims	9.0	8.6
Amortization of capitalized acquisition costs	0.3	0.3

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	March 31, 2013	December 31, 2012
Trust assets	Restricted cash and cash equivalents	$2.4	$2.2
Trust assets	Restricted securities available for sale	47.5	46.1
Unearned premium	Accounts payable and accrued liabilities	40.0	35.7
Claims reserve (1)	Accounts payable and accrued liabilities	1.5	1.4

(1)	The claims reserve is estimated based on historical claims experience.

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

•
Next, we evaluated the purpose and design of the trusts.  The primary purpose of the trusts is to provide third party product providers (“TPPPs”) with funds to pay claims on vehicle service contracts and to accumulate and provide us with proceeds from investment income and residual funds.

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.  As of March 31, 2013 and December 31, 2012, we had $7.2 million and $4.8 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).  As of January 1, 2013, the temporary unlimited coverage for noninterest-bearing transaction accounts expired, which increased the amount of cash and cash equivalents not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Concluded)

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents increased to $116.3 million as of March 31, 2013 from $92.4 million as of December 31, 2012.  The following table summarizes restricted cash and cash equivalents:

(In millions)	As of
	March 31, 2013	December 31, 2012
Cash related to secured financings	$113.8	$90.2
Cash held in trusts for future vehicle service contract claims (1)	2.5	2.2
Total restricted cash and cash equivalents	$116.3	$92.4

(1)
The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.  As of March 31, 2013, the outstanding cash balance includes $2.4 million related to VSC Re.  As of December 31, 2012, the outstanding cash balance includes $2.2 million related to VSC Re.

As of March 31, 2013 and December 31, 2012, we had $114.3 million and $82.0 million, respectively, in restricted cash and cash equivalents that was not insured by the FDIC.  As of January 1, 2013, the temporary unlimited coverage for noninterest-bearing transaction accounts expired, which increased the amount of restricted cash and cash equivalents not insured by the FDIC.

New Accounting Updates

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-2 which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes to the financial statements. The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The adoption of ASU No. 2013-2 on January 1, 2013 did not have a material impact on our consolidated financial statements.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  In October 2010, the FASB issued ASU No. 2010-26, which amends Topic 944 (Financial Services – Insurance).  ASU No. 2010-26 is intended to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments specify which costs incurred in the acquisition of new and renewal contracts should be capitalized.  ASU No. 2010-26 is effective for fiscal years beginning after December 15, 2011. While the guidance in this ASU is required to be applied prospectively upon adoption, retrospective application is also permitted (to all prior periods presented). Early adoption is also permitted, but only at the beginning of an entity’s annual reporting period.  The adoption of ASU No. 2010-26 on January 1, 2012 did not have a material impact on our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

4.           RESTRICTED SECURITIES AVAILABLE FOR SALE – (Concluded)

Restricted securities available for sale consisted of the following:

(In millions)	As of March 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government and agency securities	$21.4	$–	$(0.1)	$21.3
Commercial paper	19.9	–	–	19.9
Corporate bonds	3.1	–	–	3.1
Certificates of deposit	3.2	–	–	3.2
Total restricted securities available for sale	$47.6	$–	$(0.1)	$47.5

(In millions)	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government and agency securities	$20.6	$–	$(0.1)	$20.5
Commercial paper	18.9	–	(0.1)	18.8
Corporate bonds	3.3	–	–	3.3
Certificates of deposit	3.3	–	–	3.3
Foreign Government bonds	0.2	–	–	0.2
Total restricted securities available for sale	$46.3	$–	$(0.2)	$46.1

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In millions)	As of
	March 31, 2013		December 31, 2012
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Contractual Maturity
Within one year	$35.0	$34.9	$33.8	$33.7
Over one year to five years	8.9	8.9	8.6	8.6
Over five years to ten years	3.7	3.7	3.9	3.8
Total restricted securities available for sale	$47.6	$47.5	$46.3	$46.1

5.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of March 31, 2013
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,973.1	$237.2	$2,210.3
Allowance for credit losses	(172.9)	(8.8)	(181.7)
Loans receivable, net	$1,800.2	$228.4	$2,028.6

(In millions)	As of December 31, 2012
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,869.4	$240.5	$2,109.9
Allowance for credit losses	(167.4)	(9.0)	(176.4)
Loans receivable, net	$1,702.0	$231.5	$1,933.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           LOANS RECEIVABLE – (Continued)

A summary of changes in Loans receivable is as follows:

(In millions)	For the Three Months Ended March 31, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,869.4	$240.5	$2,109.9
New Consumer Loan assignments (1)	378.6	27.9	406.5
Principal collected on Loans receivable	(309.3)	(36.2)	(345.5)
Accelerated Dealer Holdback payments	9.5	–	9.5
Dealer Holdback payments	30.0	–	30.0
Transfers (2)	(5.0)	5.0	–
Write-offs	(1.1)	–	(1.1)
Recoveries (3)	0.6	–	0.6
Net change in other loans	0.4	–	0.4
Balance, end of period	$1,973.1	$237.2	$2,210.3

(In millions)	For the Three Months Ended March 31, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,506.5	$246.4	$1,752.9
New Consumer Loan assignments (1)	374.4	34.8	409.2
Principal collected on Loans receivable	(269.7)	(41.2)	(310.9)
Accelerated Dealer Holdback payments	12.9	–	12.9
Dealer Holdback payments	33.2	–	33.2
Transfers (2)	(5.2)	5.2	–
Write-offs	(0.6)	(0.1)	(0.7)
Recoveries (3)	0.6	–	0.6
Balance, end of period	$1,652.1	$245.1	$1,897.2

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
(UNAUDITED)

5.           LOANS RECEIVABLE – (Continued)

The excess of expected net cash flows over the carrying value of the Loans is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In millions)	For the Three Months Ended March 31, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$602.9	$115.2	$718.1
New Consumer Loan assignments (1)	163.6	11.7	175.3
Finance charge income	(124.1)	(18.8)	(142.9)
Forecast changes	(0.2)	3.0	2.8
Transfers (2)	(2.2)	3.3	1.1
Balance, end of period	$640.0	$114.4	$754.4

(In millions)	For the Three Months Ended March 31, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$508.0	$120.1	$628.1
New Consumer Loan assignments (1)	157.7	16.1	173.8
Finance charge income	(105.7)	(20.4)	(126.1)
Forecast changes	3.5	0.7	4.2
Transfers (2)	(2.4)	3.9	1.5
Balance, end of period	$561.1	$120.4	$681.5

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

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended March 31, 2013
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$578.6	$54.8	$633.4
Expected net cash flows at the time of assignment (2)	542.1	39.7	581.8
Fair value at the time of assignment (3)	378.6	27.9	406.5

(In millions)	For the Three Months Ended March 31, 2012
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$576.0	$71.2	$647.2
Expected net cash flows at the time of assignment (2)	532.0	50.9	582.9
Fair value at the time of assignment (3)	374.4	34.8	409.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           LOANS RECEIVABLE – (Continued)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 3 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of March 31, 2013, with the forecasts as of December 31, 2012, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	March 31, 2013	December 31, 2012	Initial Forecast	December 31, 2012	Initial Forecast
2004	73.1%	73.0%	73.0%	0.1%	0.1%
2005	73.6%	73.6%	74.0%	0.0%	-0.4%
2006	69.9%	69.9%	71.4%	0.0%	-1.5%
2007	68.0%	68.0%	70.7%	0.0%	-2.7%
2008	70.4%	70.3%	69.7%	0.1%	0.7%
2009	79.5%	79.5%	71.9%	0.0%	7.6%
2010	77.4%	77.3%	73.6%	0.1%	3.8%
2011	74.2%	74.1%	72.5%	0.1%	1.7%
2012	72.7%	72.2%	71.4%	0.5%	1.3%

(1)
Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment.  Contractual repayments include both principal and interest.

Advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program are aggregated into pools for purposes of recognizing revenue and evaluating impairment.  As a result of this aggregation, we are not able to segment the carrying value of the majority of our Loan portfolio by year of assignment.  We are able to segment our Loan portfolio by the performance of the Loan pools.  Performance considers both the amount and timing of expected net cash flows and is measured by comparing the balance of the Loan pool to the discounted value of the expected future net cash flows of each Loan pool using the yield established at the time of assignment.  The following table segments our Loan portfolio by the performance of the Loan pools:

(In millions)	As of March 31, 2013
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$567.7	$211.3	$779.0	$1,405.4	$25.9	$1,431.3
Allowance for credit losses	–	–	–	(172.9)	(8.8)	(181.7)
Loans receivable, net	$567.7	$211.3	$779.0	$1,232.5	$17.1	$1,249.6

(In millions)	As of December 31, 2012
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$564.1	$205.8	$769.9	$1,305.3	$34.7	$1,340.0
Allowance for credit losses	–	–	–	(167.4)	(9.0)	(176.4)
Loans receivable, net	$564.1	$205.8	$769.9	$1,137.9	$25.7	$1,163.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           LOANS RECEIVABLE – (Concluded)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Three Months Ended March 31, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$167.4	$9.0	$176.4
Provision for credit losses	6.0	(0.2)	5.8
Write-offs	(1.1)	–	(1.1)
Recoveries (1)	0.6	–	0.6
Balance, end of period	$172.9	$8.8	$181.7

(In millions)	For the Three Months Ended March 31, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$141.7	$12.6	$154.3
Provision for credit losses	6.6	(1.4)	5.2
Write-offs	(0.6)	(0.1)	(0.7)
Recoveries (1)	0.6	–	0.6
Balance, end of period	$148.3	$11.1	$159.4

(1)	Represents collections received on previously written off Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DEBT

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) revolving secured warehouse (“Warehouse”) facilities; (3) asset-backed secured financings (“Term ABS”) and (4) 9.125% First Priority Senior Secured Notes due 2017 (“Senior Notes”).  General information for each of our financing transactions in place as of March 31, 2013 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Close Date	Maturity Date		Financing Amount	Interest Rate as of March 31, 2013
Revolving Secured Line of Credit	n/a	06/15/2012	06/22/2015		$235.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	12/27/2012	12/27/2015	(2)	$325.0	Commercial paper rate or LIBOR plus 200 basis points (3)
Warehouse Facility III (1)	CAC Warehouse Funding III, LLC	06/29/2012	09/10/2015	(4)	$75.0	LIBOR plus 160 basis points (3)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	08/19/2011	02/19/2014	(2)	$75.0	LIBOR plus 275 basis points (3)
Term ABS 2010-1 (1)	Credit Acceptance Funding LLC 2010-1	11/04/2010	10/15/2012	(2)	$100.5	Fixed rate
Term ABS 2011-1 (1)	Credit Acceptance Funding LLC 2011-1	10/06/2011	09/16/2013	(2)	$200.5	Fixed rate
Term ABS 2012-1 (1)	Credit Acceptance Funding LLC 2012-1	03/29/2012	03/17/2014	(2)	$201.3	Fixed rate
Term ABS 2012-2 (1)	Credit Acceptance Funding LLC 2012-2	09/20/2012	09/15/2014	(2)	$252.0	Fixed rate
Senior Notes	n/a	(5)	02/01/2017		$350.0	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.
(2)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.
(3)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.
(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2017 will be due.
(5)	The close dates associated with the issuance of $250.0 million and $100.0 million of the Senior Notes were on February 1, 2010 and March 3, 2011, respectively.

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended March 31,
	2013	2012
Revolving Secured Line of Credit
Maximum outstanding balance	$179.3	$185.5
Average outstanding balance	73.3	102.7

Warehouse Facility II
Maximum outstanding balance	$153.6	$177.2
Average outstanding balance	90.0	158.9

Warehouse Facility III
Maximum outstanding balance	$–	$73.0
Average outstanding balance	–	67.3

Warehouse Facility IV
Maximum outstanding balance	$39.6	$39.6
Average outstanding balance	37.7	37.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DEBT – (Continued)

(Dollars in millions)	As of
	March 31, 2013	December 31, 2012
Revolving Secured Line of Credit
Balance outstanding	$115.9	$43.5
Amount available for borrowing (1)	119.1	191.5
Interest rate	2.23%	2.08%

Warehouse Facility II
Balance outstanding	$142.1	$81.3
Amount available for borrowing (1)	182.9	243.7
Loans pledged as collateral	217.2	105.2
Restricted cash and cash equivalents pledged as collateral	4.3	3.0
Interest rate	2.20%	2.22%

Warehouse Facility III
Balance outstanding	$–	$–
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	–	–
Restricted cash and cash equivalents pledged as collateral	0.3	0.4
Interest rate	1.80%	1.82%

Warehouse Facility IV
Balance outstanding	$37.6	$37.6
Amount available for borrowing (1)	37.4	37.4
Loans pledged as collateral	48.3	47.7
Restricted cash and cash equivalents pledged as collateral	3.4	2.5
Interest rate	2.95%	2.96%

Term ABS 2010-1
Balance outstanding	$52.3	$80.3
Loans pledged as collateral	96.5	111.6
Restricted cash and cash equivalents pledged as collateral	14.5	12.5
Interest rate	2.64%	2.44%

Term ABS 2011-1
Balance outstanding	$200.5	$200.5
Loans pledged as collateral	243.4	243.8
Restricted cash and cash equivalents pledged as collateral	30.4	23.5
Interest rate	2.90%	2.90%

Term ABS 2012-1
Balance outstanding	$201.3	$201.3
Loans pledged as collateral	244.0	244.7
Restricted cash and cash equivalents pledged as collateral	28.8	22.3
Interest rate	2.38%	2.38%

Term ABS 2012-2
Balance outstanding	$252.0	$252.0
Loans pledged as collateral	310.2	311.9
Restricted cash and cash equivalents pledged as collateral	32.1	26.0
Interest rate	1.63%	1.63%

Senior Notes
Balance outstanding (2)	$350.3	$350.3
Interest rate	9.13%	9.13%

(1)	Availability may be limited by the amount of assets pledged as collateral.
(2)	As of March 31, 2013 and December 31, 2012, the outstanding balance presented for the Senior Notes includes a net unamortized debt premium of $0.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DEBT – (Continued)

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

Term ABS Financings

In 2010, 2011 and 2012, four of our wholly-owned subsidiaries (the “Funding LLCs”), completed secured financing transactions with qualified institutional investors.  In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC.  In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors.  The Term ABS 2010-1, 2011-1, 2012-1 and 2012-2 transactions each consist of three classes of notes.  The Class A and Class B Notes for each Term ABS financing bear interest.  The Class C Notes for each Term ABS financing do not bear interest and have been retained by us.

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
(UNAUDITED)

6.           DEBT – (Concluded)

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

Debt Covenants

As of March 31, 2013, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of March 31, 2013, we were in compliance with all such covenants.  As of the end of the quarter, we were also in compliance with our covenants under the Indenture.  The Indenture includes covenants that limit the maximum ratio of our funded debt to tangible net worth and also require a minimum collateral coverage ratio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on our Warehouse facilities.  The following table provides the terms of our interest rate cap agreements that were in effect as of March 31, 2013 and December 31, 2012:

As of March 31, 2013 and December 31, 2012
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

The interest rate caps have not been designated as hedging instruments.  As of March 31, 2013 and December 31, 2012, the interest rate caps had a fair value of less than $0.1 million as the capped rates were significantly above market rates.

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS

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

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In millions)
	As of March 31, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$7.8	$7.8	$9.0	$9.0
Restricted cash and cash equivalents	116.3	116.3	92.4	92.4
Restricted securities available for sale	47.5	47.5	46.1	46.1
Net investment in Loans receivable	2,028.6	2,044.7	1,933.5	1,951.4

Liabilities
Revolving secured line of credit	$115.9	$115.9	$43.5	$43.5
Secured financing	885.8	872.8	853.0	863.0
Mortgage note	4.0	4.0	4.0	4.0
Senior notes	350.3	380.6	350.3	381.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS – (Concluded)

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments on a recurring basis, as of March 31, 2013 and December 31, 2012:

(In millions)
	As of March 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$7.8	$–	$–	$7.8
Restricted cash and cash equivalents	116.3	–	–	116.3
Restricted securities available for sale	27.6	19.9	–	47.5
Net investment in Loans receivable	–	–	2,044.7	2,044.7

Liabilities
Revolving secured line of credit	$–	$115.9	$–	$115.9
Secured financing	–	872.8	–	872.8
Mortgage note	–	4.0	–	4.0
Senior notes	380.6	–	–	380.6

(In millions)
	As of December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$9.0	$–	$–	$9.0
Restricted cash and cash equivalents	92.4	–	–	92.4
Restricted securities available for sale	27.3	18.8	–	46.1
Net investment in Loans receivable	–	–	1,951.4	1,951.4

Liabilities
Revolving secured line of credit	$–	$43.5	$–	$43.5
Secured financing	–	863.0	–	863.0
Mortgage note	–	4.0	–	4.0
Senior notes	381.9	–	–	381.9

9.           RELATED PARTY TRANSACTIONS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

9.           RELATED PARTY TRANSACTIONS – (Concluded)

Affiliated Dealer Loan balances were $6.5 million and $5.9 million as of March 31, 2013 and December 31, 2012, respectively.  As of March 31, 2013 and December 31, 2012, affiliated Dealer Loan balances were 0.3% of total consolidated Dealer Loan balances.  A summary of related party Loan activity is as follows:

(In millions)	For the Three Months Ended March 31,
	2013		2012
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$0.3	0.2%	$0.3	0.3%
New Consumer Loan assignments (1)	1.1	0.3%	1.2	0.3%
Accelerated Dealer Holdback payments	–	0.3%	0.1	0.5%
Dealer Holdback payments	0.6	2.0%	1.0	3.0%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

Our Chairman and significant shareholder has indirect control over entities that, in the past, offered secured lines of credit to automobile dealers, and has the right or obligation to reacquire these entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

10.         INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Three Months Ended March 31,
	2013	2012
U.S. federal statutory rate	35.0%	35.0%
State income taxes	1.4%	1.4%
Changes in reserve for uncertain tax positions as a result of settlements and lapsed statutes and related interest	-0.3%	-0.4%
Other	0.2%	0.1%
Effective tax rate	36.3%	36.1%

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

11.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Three Months Ended March 31,
	2013	2012
Weighted average shares outstanding:
Common shares	23,692,780	25,635,487
Vested restricted stock units	637,247	522,185
Basic number of weighted average shares outstanding	24,330,027	26,157,672

Dilutive effect of stock options	39,266	57,555
Dilutive effect of restricted stock and restricted stock units	56,834	68,574
Dilutive number of weighted average shares outstanding	24,426,127	26,283,801

For the three months ended March 31, 2013, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive.  For the three months ended March 31, 2012, there were 9,558 shares of restricted stock outstanding, excluded from the calculation of diluted net income per share because the impact would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

12.         STOCK REPURCHASES

On August 5, 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 7, 2013, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of March 31, 2013, we had authorization to repurchase 1,003,417 shares of our common stock.

The following table summarizes our stock repurchases for the three months ended March 31, 2013 and 2012:

(Dollars in millions)	For the Three Months Ended March 31,
	2013		2012
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market	530,795	$59.0	190,843	$18.7
Other (1)	6,259	0.7	13,053	1.2
Total	537,054	$59.7	203,896	$19.9

(1)	Represents shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units.

13.         STOCK-BASED COMPENSATION PLANS

On March 26, 2012, our board of directors approved an amendment to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”) increasing the number of shares authorized for issuance by 500,000 shares, to 2 million shares.  Pursuant to the Incentive Plan, we can grant restricted stock, restricted stock units, stock options, and performance awards to team members, officers, directors, and contractors at any time prior to March 26, 2022.  The shares available for future grants under the Incentive Plan totaled 314,320 as of March 31, 2013.

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

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended March 31,
	2013	2012
Restricted stock	$0.6	$0.2
Restricted stock units	0.9	0.6
Total	$1.5	$0.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

13.         STOCK-BASED COMPENSATION PLANS – (Concluded)

As of March 31, 2013, there was $44.8 million of total unrecognized compensation costs related to non-vested equity compensation arrangements.  The following table details how the expenses associated with restricted stock and restricted stock units, which are expected to be recognized over a weighted average period of 3.6 years, will be recorded assuming performance targets are achieved in the periods currently estimated:

(In millions)
Year	Restricted Stock Units	Restricted Stock	Total Projected Expense
Remainder of 2013	$4.9	$2.5	$7.4
2014	5.0	2.6	7.6
2015	4.3	2.1	6.4
2016	3.8	1.9	5.7
2017	3.1	1.7	4.8
Thereafter	5.5	7.4	12.9
Total	$26.6	$18.2	$44.8

14.        LITIGATION AND CONTINGENT LIABILITIES

In the normal course of business and as a result of the customer-oriented nature of the industry in which we operate, industry participants are frequently subject to various customer claims and litigation seeking damages and statutory penalties.  The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, customer protection, warranty, debt collection, insurance and other customer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to our repossession and sale of the customer’s vehicle and other debt collection activities.  As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by customers principally against Dealers.  We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement.  Many of these cases are filed as purported class actions and seek damages in large dollar amounts.  The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

15.         SUBSEQUENT EVENTS

During the second quarter of 2013, we extended the date on which Warehouse IV will cease to revolve from February 19, 2014 to April 5, 2016.  The interest rate on borrowings under the facility was decreased from LIBOR plus 275 basis points to LIBOR plus 225 basis points.  There were no other material changes to the terms of the facility.

During the second quarter of 2013, we announced that certain trusts affiliated with our founder and Chairman of the Company, Donald A. Foss and Karol A. Foss and certain individuals and entities associated with Prescott General Partners LLC have concluded an underwritten public offering of 1,500,000 shares of our common stock.  We did not sell any shares in the offering and did not receive any proceeds from the offering.

During the second quarter of 2013, we completed a $140.3 million Term ABS financing which was used to repay outstanding indebtedness.  The financing has an expected annualized cost of approximately 1.8% (including the initial purchaser’s fees and other costs) and it will revolve for 24 months after which it will amortize based upon the cash flows on the contributed Loans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data, of our 2012 Annual Report on Form 10-K, as well as Item 1- Consolidated Financial Statements, of this Form 10-Q, which is incorporated herein by reference.

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

For the three months ended March 31, 2013, consolidated net income was $60.6 million, or $2.48 per diluted share, compared to $50.3 million, or $1.92 per diluted share, for the same period in 2012.  The increase in consolidated net income for the three months ended March 31, 2013 was primarily due to an increase in the average balance of our Loan portfolio.

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio is 2.2:1 as of March 31, 2013.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) Senior Notes.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of March 31, 2013, with the forecasts as of December 31, 2012, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of			Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	March 31, 2013	December 31, 2012	Initial Forecast	December 31, 2012	Initial Forecast
2004	73.1%	73.0%	73.0%	0.1%	0.1%
2005	73.6%	73.6%	74.0%	0.0%	-0.4%
2006	69.9%	69.9%	71.4%	0.0%	-1.5%
2007	68.0%	68.0%	70.7%	0.0%	-2.7%
2008	70.4%	70.3%	69.7%	0.1%	0.7%
2009	79.5%	79.5%	71.9%	0.0%	7.6%
2010	77.4%	77.3%	73.6%	0.1%	3.8%
2011	74.2%	74.1%	72.5%	0.1%	1.7%
2012	72.7%	72.2%	71.4%	0.5%	1.3%

Consumer Loans assigned in 2009 through 2012 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates.  For all other assignment years presented, actual results have been very close to our initial estimates.  For the three months ended March 31, 2013, forecasted collection rates improved for Consumer Loans assigned in 2012 and were generally consistent with expectations at the start of the period for all other assignment years presented.

Forecasting collection rates precisely at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we currently forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2013.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of March 31, 2013
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2004	73.1%	44.0%	29.1%	99.6%
2005	73.6%	46.9%	26.7%	99.5%
2006	69.9%	46.6%	23.3%	99.1%
2007	68.0%	46.5%	21.5%	98.2%
2008	70.4%	44.6%	25.8%	97.2%
2009	79.5%	43.9%	35.6%	96.3%
2010	77.4%	44.7%	32.7%	83.4%
2011	74.2%	45.5%	28.7%	58.5%
2012	72.7%	46.3%	26.4%	27.4%
2013	71.5%	47.2%	24.3%	3.3%

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

The spread between the forecasted collection rate and the advance rate declined during the 2005 through 2007 period as we increased advance rates during this period in response to a more difficult competitive environment.  During 2008 and 2009, the spread increased as the competitive environment improved, and we reduced advance rates.  In addition, during 2009, the spread was positively impacted by better than expected Consumer Loan performance.  During the 2010 through 2013 period, the spread decreased as we again increased advance rates in response to the competitive environment.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of March 31, 2013 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %
Dealer Loans	2007	67.9%	45.8%	22.1%
	2008	70.8%	43.3%	27.5%
	2009	79.5%	43.5%	36.0%
	2010	77.4%	44.4%	33.0%
	2011	74.1%	45.2%	28.9%
	2012	72.7%	46.1%	26.6%
	2013	71.5%	46.9%	24.6%

Purchased Loans	2007	68.4%	49.1%	19.3%
	2008	69.7%	46.7%	23.0%
	2009	79.6%	45.3%	34.3%
	2010	77.3%	46.4%	30.9%
	2011	74.4%	48.0%	26.4%
	2012	73.5%	49.3%	24.2%
	2013	71.8%	51.0%	20.8%

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

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last five quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2012	10.6%	10.7%
June 30, 2012	7.3%	7.9%
September 30, 2012	5.4%	3.1%
December 31, 2012	2.4%	6.0%
March 31, 2013	-2.9%	-0.4%

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

Unit and dollar volumes decreased 2.9% and 0.4%, respectively, during the first quarter of 2013 as the number of active Dealers grew 21.2% and average volume per active Dealer declined 20.1%.  We believe the decline in volume per Dealer is the result of increased competition.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2013	2012	% Change
Consumer Loan unit volume	57,105	58,796	-2.9%
Active Dealers (1)	4,355	3,594	21.2%
Average volume per active Dealer	13.1	16.4	-20.1%

       (1)      Active Dealers are Dealers who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2013	2012	% Change
Consumer Loan unit volume from Dealers active both periods	42,207	51,521	-18.1%
Dealers active both periods	2,525	2,525	–
Average volume per Dealers active both periods	16.7	20.4	-18.1%

Consumer Loan unit volume from new Dealers	3,440	4,089	-15.9%
New active Dealers (1)	678	554	22.4%
Average volume per new active Dealers	5.1	7.4	-31.1%

Attrition (2)	-12.4%	-9.2%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.
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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Three Months Ended March 31,
	2013	2012
Dealer Loan unit volume as a percentage of total unit volume	94.4%	93.3%
Dealer Loan dollar volume as a percentage of total dollar volume (1)	93.1%	91.5%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

For the three months ended March 31, 2013, Dealer Loan unit and dollar volume as a percentage of total unit and dollar volume were generally consistent with the same period in 2012.

As of March 31, 2013 and December 31, 2012, the net Dealer Loans receivable balance was 88.7% and 88.0%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(In millions, except share and per share data)	For the Three Months Ended March 31,
	2013	2012	% Change
Revenue:
Finance charges	$142.9	$126.1	13.3%
Premiums earned	12.0	10.8	11.1%
Other income	9.8	5.5	78.2%
Total revenue	164.7	142.4	15.7%
Costs and expenses:
Salaries and wages	21.9	19.4	12.9%
General and administrative	7.9	7.4	6.8%
Sales and marketing	9.0	7.8	15.4%
Provision for credit losses	5.8	5.2	11.5%
Interest	16.0	15.2	5.3%
Provision for claims	9.0	8.6	4.7%
Total costs and expenses	69.6	63.6	9.4%
Income before provision for income taxes	95.1	78.8	20.7%
Provision for income taxes	34.5	28.5	21.1%
Net income	$60.6	$50.3	20.5%

Net income per share:
Basic	$2.49	$1.92	29.7%
Diluted	$2.48	$1.92	29.2%

Weighted average shares outstanding:
Basic	24,330,027	26,157,672	-7.0%
Diluted	24,426,127	26,283,801	-7.1%

The following table highlights changes in net income for the three months ended March 31, 2013, as compared to 2012:

(In millions)	Change
Net income for the three months ended March 31, 2012	$50.3
Increase in finance charges	16.8
Increase in premiums earned	1.2
Increase in other income	4.3
Increase in operating expenses (1)	(4.2)
Increase in provision for credit losses	(0.6)
Increase in interest	(0.8)
Increase in provision for claims	(0.4)
Increase in provision for income taxes	(6.0)
Net income for the three months ended March 31, 2013	$60.6

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the three months ended March 31, 2013, finance charges increased $16.8 million, or 13.3%, as compared to the same period in 2012.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2013	2012	Change
Average net Loans receivable balance	$1,964.3	$1,649.7	$314.6
Average yield on our Loan portfolio	29.1%	30.6%	-1.5%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended March 31, 2013:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended March 31, 2013
Due to an increase in the average net Loans receivable balance	$24.0
Due to a decrease in the average yield	(7.2)
Total increase in finance charges	$16.8

The increase in the average net Loans receivable balance was primarily due to the growth in new Consumer Loan assignments in recent years, which resulted in the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans throughout 2012 and the first quarter of 2013.  The growth in new Consumer Loan assignments in recent years was the result of an increase in active Dealers, partially offset by a decline in volume per active Dealer.  The average yield on our Loan portfolio for the three months ended March 31, 2013 decreased as compared to the same period in 2012 due to higher advance rates on new Consumer Loan assignments, partially offset by improvements in forecasted collection rates throughout 2012 and the first quarter of 2013.

Premiums Earned.  For the three months ended March 31, 2013, premiums earned increased $1.2 million, or 11.1%, as compared to the same period in 2012.  The increase was primarily due to growth in the size of our reinsurance portfolio, which was the result of premiums written on vehicle service contracts from new Consumer Loan assignments throughout 2012 and the first quarter of 2013.

Other Income.  For the three months ended March 31, 2013, other income increased $4.3 million, or 78.2%, as compared to the same period in 2012.  The increase was primarily due to a $3.2 million increase in Global Positioning Systems with Starter Interrupt Devices (“GPS-SID”) fee income due to an increase in the fee earned per unit partially offset by a decrease in the number of units purchased by Dealers from TPPPs.  In addition, income from Dealer support products and services increased by $0.5 million.

Operating Expenses.  For the three months ended March 31, 2013, operating expenses increased $4.2 million, or 12.1%, as compared to the same period in 2012.  The change in operating expenses was primarily due to the following:

•	An increase in salaries and wages expense of $2.5 million, or 12.9%, comprised of the following:
•
An increase of $1.8 million, excluding stock-based compensation, related to increases of $1.3 million in loan servicing and $0.7 million for support functions, partially offset by a decrease of $0.2 million in loan originations.

•	An increase of $0.7 million in stock-based compensation expense.
•
An increase in sales and marketing expense of $1.2 million, or 15.4%, primarily as a result of the increase in the size of our field sales force and an increase in Dealer support products and services.

Provision for Credit Losses.  For the three months ended March 31, 2013, the provision for credit losses increased $0.6 million, or 11.5%, as compared to the same period in 2012.  Under GAAP, when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the three months ended March 31, 2013, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $5.8 million for the three months ended March 31, 2013, of which $6.0 million related to Dealer Loans partially offset by a reversal of a provision of $0.2 million related to Purchased Loans.  During the three months ended March 31, 2012, overall Consumer Loan performance was generally consistent with our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $5.2 million for the three months ended March 31, 2012, of which $6.6 million related to Dealer Loans partially offset by a reversal of a provision of $1.4 million related to Purchased Loans.

Interest.  For the three months ended March 31, 2013, interest expense increased $0.8 million, or 5.3%, as compared to the same period in 2012.  The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended March 31, 2013 and 2012:

(Dollars in millions)	For the Three Months Ended March 31,
	2013	2012
Interest expense	$16.0	$15.2
Average outstanding debt balance	1,273.1	1,031.2
Average cost of debt	5.0%	5.9%

For the three months ended March 31, 2013, the increase in interest expense was primarily due to the increase in the average outstanding debt balance, partially offset by a decline in our average cost of debt.  The average outstanding debt balance increased compared to the same period in 2012 due to the use of the debt proceeds to fund the growth in new Consumer Loan assignments and stock repurchases.  The decline in our average cost of debt was primarily a result of a change in the mix of our outstanding debt.

Provision for Claims.  For the three months ended March 31, 2013, provision for claims increased $0.4 million, or 4.7%, as compared to the same period in 2012.  The increase was due to an increase in the size of our reinsurance portfolio partially offset by a decrease in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the three months ended March 31, 2013, the effective tax rate of 36.3% was generally consistent with the effective tax rate of 36.1% in the same period in 2012.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) Senior Notes.  There are various restrictive debt covenants for each financing arrangement and we were in compliance with those covenants as of March 31, 2013.  For information regarding these financings and the covenants included in the related documents, see Note 6 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

Cash and cash equivalents as of March 31, 2013 and December 31, 2012 was $7.8 million and $9.0 million, respectively.  Our total balance sheet indebtedness increased $105.2 million to $1,356.0 million as of March 31, 2013 from $1,250.8 million as of December 31, 2012 due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of our scheduled principal debt maturities as of March 31, 2013 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2013	$102.7
2014	399.4
2015	355.2
2016	148.4
2017	350.0
Total	$1,355.7

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP.  Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity.  There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  These forward-looking statements represent our outlook only as of the date of this report.  While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties.  Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2012, other risk factors discussed herein or listed from time to time in our reports filed with the SEC and the following:

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

•	Litigation we are involved in from time to time may adversely affect our financial condition, results of operations and cash flows.

•	Changes in tax laws and the resolution of uncertain income tax matters could have a material adverse effect on our results of operations and cash flows from operations.

•	Our dependence on technology could have a material adverse effect on our business.

•	Reliance on third parties to administer our ancillary product offerings could adversely affect our business and financial results.

•	We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional team members could adversely affect our ability to operate profitably.

•	Our reputation is a key asset to our business, and our business may be affected by how we are perceived in the marketplace.

•	The concentration of our Dealers in several states could adversely affect us.

•	Failure to properly safeguard confidential consumer information could subject us to liability, decrease our profitability and damage our reputation.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion of our market risk.  There have been no material changes to the market risk information included in our 2012 Annual Report on Form 10-K.

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

PART II. - OTHER INFORMATION

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

On August 5, 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 7, 2013, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of March 31, 2013, we have authorization to repurchase 1,003,417 shares of our common stock.

The following table summarizes stock repurchases for the three months ended March 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2013	–		$–	–	534,212
February 1 to February 28, 2013	406,896	*	107.81	403,831	130,381
March 1 to March 31, 2013	130,158	**	121.80	126,964	1,003,417
	537,054		$111.20	530,795

*Amount includes 3,065 shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock.

**Amount includes 3,194 shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units.

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
Date: April 30, 2013

INDEX OF EXHIBITS

The following documents are filed as part of this report.  Those exhibits previously filed and incorporated herein by reference are identified below.  Exhibits not required for this report have been omitted.  Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

Exhibit No.	Description
4.84
First Amendment to Loan and Security Agreement dated as of April 5, 2013 among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 5, 2013)

4.85
Amended and Restated Sale and Contribution Agreement dated as of April 5, 2013 between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 5, 2013)

4.86
Indenture dated as of April 25, 2013, between Credit Acceptance Auto Loan Trust 2013-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.87
Sale and Servicing Agreement dated as of April 25, 2013 among the Company, Credit Acceptance Auto Loan Trust 2013-1, Credit Acceptance Funding LLC 2013-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.88
Backup Servicing Agreement dated as of April 25, 2013, among the Company, Credit Acceptance Funding LLC 2013-1, Credit Acceptance Auto Loan Trust 2013-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.89
Amended and Restated Trust Agreement dated as of April 25, 2013, between Credit Acceptance Funding LLC 2013-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.90
Sale and Contribution Agreement dated as of April 25, 2013, between the Company and Credit Acceptance Funding LLC 2013-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.91
Amended and Restated Intercreditor Agreement dated April 25, 2013, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding III, LLC, CAC Warehouse Funding LLC IV, Credit Acceptance Funding LLC 2013-1, Credit Acceptance Funding LLC 2012-2, Credit Acceptance Funding LLC 2012-1, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Funding LLC 2010-1, Credit Acceptance Auto Loan Trust 2013-1, Credit Acceptance Auto Loan Trust 2012-2, Credit Acceptance Auto Loan Trust 2012-1, Credit Acceptance Auto Loan Trust 2011-1, Credit Acceptance Auto Loan Trust 2010-1, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, Bank of Montreal, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

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