Form 10-Q
period 2013-09-30
CREDIT ACCEPTANCE CORP
filed 2013-10-30
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

The number of shares of Common Stock, par value $0.01, outstanding on October 18, 2013 was 22,965,163.

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)	As of
	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS:
Cash and cash equivalents	$3.6	$9.0
Restricted cash and cash equivalents	116.2	92.4
Restricted securities available for sale	51.9	46.1

Loans receivable (including $7.5 and $5.9 from affiliates as of September 30, 2013 and December 31, 2012, respectively)	2,354.3	2,109.9
Allowance for credit losses	(190.9)	(176.4)
Loans receivable, net	2,163.4	1,933.5

Property and equipment, net	22.3	22.2
Income taxes receivable	1.2	1.1
Other assets	26.6	28.9
Total Assets	$2,385.2	$2,133.2

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$109.9	$105.8
Revolving secured line of credit	87.6	43.5
Secured financing	992.4	853.0
Mortgage note	3.8	4.0
Senior notes	350.2	350.3
Deferred income taxes, net	145.8	148.4
Income taxes payable	5.7	6.3
Total Liabilities	1,695.4	1,511.3

Commitments and Contingencies - See Note 14

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 80,000,000 shares authorized, 23,013,392 and 24,114,896 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	0.2	0.2
Paid-in capital	60.8	53.4
Retained earnings	629.0	568.4
Accumulated other comprehensive loss	(0.2)	(0.1)
Total Shareholders' Equity	689.8	621.9
Total Liabilities and Shareholders' Equity	$2,385.2	$2,133.2

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In millions, except share and per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Finance charges	$148.7	$137.5	$439.1	$397.6
Premiums earned	13.1	12.2	38.0	35.0
Other income	10.9	6.0	29.7	17.3
Total revenue	172.7	155.7	506.8	449.9
Costs and expenses:
Salaries and wages	20.1	21.7	65.1	61.5
General and administrative	8.7	6.8	24.9	21.5
Sales and marketing	8.5	8.2	26.0	23.5
Provision for credit losses	6.1	9.8	17.3	17.8
Interest	16.1	16.3	48.3	47.1
Provision for claims	11.0	9.1	30.5	26.7
Total costs and expenses	70.5	71.9	212.1	198.1
Income before provision for income taxes	102.2	83.8	294.7	251.8
Provision for income taxes	37.1	30.9	107.5	92.0
Net income	$65.1	$52.9	$187.2	$159.8

Net income per share:
Basic	$2.75	$2.13	$7.80	$6.24
Diluted	$2.75	$2.12	$7.78	$6.22

Weighted average shares outstanding:
Basic	23,672,635	24,908,247	23,989,845	25,629,034
Diluted	23,708,043	24,962,054	24,047,443	25,706,147

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended September 30,
	2013	2012

Net income	$65.1	$52.9
Other comprehensive income, net of tax	–	–
Comprehensive income	$65.1	$52.9

(In millions)	For the Nine Months Ended September 30,
	2013	2012

Net income	$187.2	$159.8
Other comprehensive income (loss), net of tax:
Unrealized loss on securities, net of tax of $0.0 for 2013	(0.1)	–
Other comprehensive income (loss)	(0.1)	–
Comprehensive income	$187.1	$159.8

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$187.2	$159.8
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	17.3	17.8
Depreciation	4.1	3.7
Amortization	5.5	5.1
Loss on retirement of property and equipment	0.1	–
(Benefit) provision for deferred income taxes	(2.6)	11.9
Stock-based compensation	6.0	8.6
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	4.1	2.3
(Increase) decrease in income taxes receivable	(0.1)	0.5
(Decrease) increase in income taxes payable	(0.6)	8.5
Decrease in other assets	0.4	0.3
Net cash provided by operating activities	221.4	218.5
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(23.8)	(63.0)
Purchases of restricted securities available for sale	(75.4)	(0.1)
Proceeds from sale of restricted securities available for sale	9.6	0.9
Maturities of restricted securities available for sale	59.7	–
Principal collected on Loans receivable	1,008.4	882.6
Advances to Dealers	(1,048.0)	(968.7)
Purchases of Consumer Loans	(90.2)	(86.0)
Accelerated payments of Dealer Holdback	(30.8)	(34.1)
Payments of Dealer Holdback	(86.3)	(89.7)
Net increase in other loans	(0.3)	–
Purchases of property and equipment	(4.3)	(7.1)
Net cash used in investing activities	(281.4)	(365.2)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	2,068.1	1,969.7
Repayments under revolving secured line of credit	(2,024.0)	(1,897.8)
Proceeds from secured financing	806.9	1,426.7
Repayments of secured financing	(667.5)	(1,234.1)
Principal payments under mortgage note	(0.2)	(0.2)
Payments of debt issuance costs	(3.5)	(6.0)
Repurchase of common stock	(127.2)	(113.0)
Proceeds from stock options exercised	0.6	0.5
Tax benefits from stock-based compensation plans	1.4	1.9
Net cash provided by financing activities	54.6	147.7
Net (decrease) increase in cash and cash equivalents	(5.4)	1.0
Cash and cash equivalents, beginning of period	9.0	4.7
Cash and cash equivalents, end of period	$3.6	$5.7

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$51.0	$49.8
Cash paid during the period for income taxes	$108.3	$68.9

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2013 for items that could potentially be recognized or disclosed in these financial statements.  We did not identify any items which would require disclosure in or adjustment to the financial statements.

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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2012	93.3%	6.7%
June 30, 2012	93.6%	6.4%
September 30, 2012	93.8%	6.2%
December 31, 2012	94.0%	6.0%
March 31, 2013	94.4%	5.6%
June 30, 2013	93.9%	6.1%
September 30, 2013	92.9%	7.1%

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;
•	a non-recourse cash payment (“advance”) from us; and
•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

Methodology Changes.  During the second quarter of 2013, we enhanced our methodology for forecasting future collections on Loans, which is described more fully in Note 5 to the consolidated financial statements.  For the three and nine months ended September 30, 2013 and 2012, we did not make any other methodology changes for Loans that had a material impact on our financial results.

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

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net assumed written premiums	$13.7	$11.5	$44.1	$39.8
Net premiums earned	13.1	12.2	38.0	35.0
Provision for claims	11.0	9.1	30.5	26.7
Amortization of capitalized acquisition costs	0.3	0.3	0.9	0.9

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	September 30, 2013	December 31, 2012
Trust assets	Restricted cash and cash equivalents	$1.2	$2.2
Trust assets	Restricted securities available for sale	51.9	46.1
Unearned premium	Accounts payable and accrued liabilities	41.8	35.7
Claims reserve (1)	Accounts payable and accrued liabilities	1.8	1.4

(1)	The claims reserve is estimated based on historical claims experience.

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.  As of September 30, 2013 and December 31, 2012, we had $2.8 million and $4.8 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).  As of January 1, 2013, the temporary unlimited coverage for noninterest-bearing transaction accounts expired, which increased the amount of cash and cash equivalents not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Concluded)

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents increased to $116.2 million as of September 30, 2013 from $92.4 million as of December 31, 2012.  The following table summarizes restricted cash and cash equivalents:

(In millions)	As of
	September 30, 2013	December 31, 2012
Cash related to secured financings	$115.0	$90.2
Cash held in VSC Re trusts for future vehicle service contract claims (1)	1.2	2.2
Total restricted cash and cash equivalents	$116.2	$92.4

(1)	The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.

As of September 30, 2013 and December 31, 2012, we had $114.5 million and $82.0 million, respectively, in restricted cash and cash equivalents that was not insured by the FDIC.  As of January 1, 2013, the temporary unlimited coverage for noninterest-bearing transaction accounts expired, which increased the amount of restricted cash and cash equivalents not insured by the FDIC.

New Accounting Updates

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 which requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law.  ASU 2013-11 is effective for fiscal years, and interim periods, beginning after December 15, 2013, with early adoption permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on our consolidated financial statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-2 which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes to the financial statements. The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The adoption of ASU No. 2013-2 on January 1, 2013 did not have a material impact on our consolidated financial statements.

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

Restricted securities available for sale consist of the following:

(In millions)	As of September 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government and agency securities	$25.5	$–	$(0.2)	$25.3
Commercial paper	19.7	–	–	19.7
Corporate bonds	3.0	–	(0.1)	2.9
Certificates of deposit	4.0	–	–	4.0
Total restricted securities available for sale	$52.2	$–	$(0.3)	$51.9

(In millions)	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government and agency securities	$20.6	$–	$(0.1)	$20.5
Commercial paper	18.9	–	(0.1)	18.8
Corporate bonds	3.3	–	–	3.3
Certificates of deposit	3.3	–	–	3.3
Foreign Government bonds	0.2	–	–	0.2
Total restricted securities available for sale	$46.3	$–	$(0.2)	$46.1

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of September 30, 2013
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
US Government and agency securities	$8.7	$(0.2)	$–	$–	$8.7	$(0.2)
Commercial paper	9.5	–	–	–	9.5	–
Corporate bonds	2.9	(0.1)	–	–	2.9	(0.1)
Certificates of deposit	0.5	–	–	–	0.5	–
Total restricted securities available for sale	$21.6	$(0.3)	$–	$–	$21.6	$(0.3)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2012
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
US Government and agency securities	$16.7	$(0.1)	$–	$–	$16.7	$(0.1)
Commercial paper	2.8	(0.1)	–	–	2.8	(0.1)
Corporate bonds	2.3	–	–	–	2.3	–
Certificates of deposit	1.5	–	–	–	1.5	–
Foreign Government bonds	0.1	–	–	–	0.1	–
Total restricted securities available for sale	$23.4	$(0.2)	$–	$–	$23.4	$(0.2)

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

(In millions)	As of
	September 30, 2013		December 31, 2012
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Contractual Maturity
Within one year	$39.0	$39.0	$33.8	$33.7
Over one year to five years	9.1	9.0	8.6	8.6
Over five years to ten years	4.1	3.9	3.9	3.8
Total restricted securities available for sale	$52.2	$51.9	$46.3	$46.1

5.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of September 30, 2013
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,110.0	$244.3	$2,354.3
Allowance for credit losses	(180.8)	(10.1)	(190.9)
Loans receivable, net	$1,929.2	$234.2	$2,163.4

(In millions)	As of December 31, 2012
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,869.4	$240.5	$2,109.9
Allowance for credit losses	(167.4)	(9.0)	(176.4)
Loans receivable, net	$1,702.0	$231.5	$1,933.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           LOANS RECEIVABLE – (Continued)

A summary of changes in Loans receivable is as follows:

(In millions)	For the Three Months Ended September 30, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,041.4	$237.1	$2,278.5
New Consumer Loan assignments (1)	335.3	33.9	369.2
Principal collected on Loans receivable	(299.1)	(31.4)	(330.5)
Accelerated Dealer Holdback payments	10.4	–	10.4
Dealer Holdback payments	27.8	–	27.8
Transfers (2)	(4.6)	4.6	–
Write-offs	(1.6)	–	(1.6)
Recoveries (3)	0.5	0.1	0.6
Net change in other loans	(0.1)	–	(0.1)
Balance, end of period	$2,110.0	$244.3	$2,354.3

(In millions)	For the Three Months Ended September 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,736.6	$241.2	$1,977.8
New Consumer Loan assignments (1)	293.3	25.3	318.6
Principal collected on Loans receivable	(252.4)	(32.6)	(285.0)
Accelerated Dealer Holdback payments	9.9	–	9.9
Dealer Holdback payments	27.1	–	27.1
Transfers (2)	(5.9)	5.9	–
Write-offs	(1.5)	–	(1.5)
Recoveries (3)	0.6	–	0.6
Balance, end of period	$1,807.7	$239.8	$2,047.5

(In millions)	For the Nine Months Ended September 30, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,869.4	$240.5	$2,109.9
New Consumer Loan assignments (1)	1,048.0	90.2	1,138.2
Principal collected on Loans receivable	(908.4)	(100.0)	(1,008.4)
Accelerated Dealer Holdback payments	30.8	–	30.8
Dealer Holdback payments	86.3	–	86.3
Transfers (2)	(13.5)	13.5	–
Write-offs	(4.6)	(0.1)	(4.7)
Recoveries (3)	1.7	0.2	1.9
Net change in other loans	0.3	–	0.3
Balance, end of period	$2,110.0	$244.3	$2,354.3

(In millions)	For the Nine Months Ended September 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,506.5	$246.4	$1,752.9
New Consumer Loan assignments (1)	968.7	86.0	1,054.7
Principal collected on Loans receivable	(774.4)	(108.2)	(882.6)
Accelerated Dealer Holdback payments	34.1	–	34.1
Dealer Holdback payments	89.7	–	89.7
Transfers (2)	(16.1)	16.1	–
Write-offs	(2.5)	(0.5)	(3.0)
Recoveries (3)	1.7	–	1.7
Balance, end of period	$1,807.7	$239.8	$2,047.5

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

The excess of expected net cash flows over the carrying value of the Loans is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In millions)	For the Three Months Ended September 30, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$654.8	$111.3	$766.1
New Consumer Loan assignments (1)	138.1	13.7	151.8
Finance charge income	(131.0)	(17.7)	(148.7)
Forecast changes	7.6	1.4	9.0
Transfers (2)	(1.9)	3.4	1.5
Balance, end of period	$667.6	$112.1	$779.7

(In millions)	For the Three Months Ended September 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$581.7	$119.5	$701.2
New Consumer Loan assignments (1)	127.7	10.8	138.5
Finance charge income	(117.8)	(19.7)	(137.5)
Forecast changes	6.8	1.3	8.1
Transfers (2)	(2.5)	4.2	1.7
Balance, end of period	$595.9	$116.1	$712.0

(In millions)	For the Nine Months Ended September 30, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$602.9	$115.2	$718.1
New Consumer Loan assignments (1)	437.1	37.0	474.1
Finance charge income	(384.5)	(54.6)	(439.1)
Forecast changes	17.7	5.3	23.0
Transfers (2)	(5.6)	9.2	3.6
Balance, end of period	$667.6	$112.1	$779.7

(In millions)	For the Nine Months Ended September 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$508.0	$120.1	$628.1
New Consumer Loan assignments (1)	416.2	38.2	454.4
Finance charge income	(337.3)	(60.3)	(397.6)
Forecast changes	16.3	6.4	22.7
Transfers (2)	(7.3)	11.7	4.4
Balance, end of period	$595.9	$116.1	$712.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           LOANS RECEIVABLE – (Continued)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended September 30, 2013
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$515.3	$66.2	$581.5
Expected net cash flows at the time of assignment (2)	473.4	47.6	521.0
Fair value at the time of assignment (3)	335.3	33.9	369.2

(In millions)	For the Three Months Ended September 30, 2012
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$454.9	$50.3	$505.2
Expected net cash flows at the time of assignment (2)	421.1	36.0	457.1
Fair value at the time of assignment (3)	293.3	25.3	318.6

(In millions)	For the Nine Months Ended September 30, 2013
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,604.0	$176.0	$1,780.0
Expected net cash flows at the time of assignment (2)	1,485.1	127.2	1,612.3
Fair value at the time of assignment (3)	1,048.0	90.2	1,138.2

(In millions)	For the Nine Months Ended September 30, 2012
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,496.0	$173.2	$1,669.2
Expected net cash flows at the time of assignment (2)	1,384.9	124.2	1,509.1
Fair value at the time of assignment (3)	968.7	86.0	1,054.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

 5.          LOANS RECEIVABLE – (Continued)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 3 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of September 30, 2013, with the forecasts as of June 30, 2013, as of December 31, 2012, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	September 30, 2013	June 30, 2013	December 31, 2012	Initial Forecast	June 30, 2013	December 31, 2012	Initial Forecast
2004	73.0%	73.0%	73.0%	73.0%	0.0%	0.0%	0.0%
2005	73.7%	73.7%	73.6%	74.0%	0.0%	0.1%	-0.3%
2006	70.0%	70.0%	69.9%	71.4%	0.0%	0.1%	-1.4%
2007	67.9%	67.9%	68.0%	70.7%	0.0%	-0.1%	-2.8%
2008	70.1%	70.1%	70.3%	69.7%	0.0%	-0.2%	0.4%
2009	79.2%	79.2%	79.5%	71.9%	0.0%	-0.3%	7.3%
2010	77.0%	77.0%	77.3%	73.6%	0.0%	-0.3%	3.4%
2011	74.1%	74.2%	74.1%	72.5%	-0.1%	0.0%	1.6%
2012	73.5%	73.4%	72.2%	71.4%	0.1%	1.3%	2.1%
2013 (2)	73.2%	73.1%	–	72.0%	0.1%	–	1.2%

(1)
Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment.  Contractual repayments include both principal and interest.

(2)
The forecasted collection rate for 2013 Consumer Loans as of September 30, 2013 includes both Consumer Loans that were in our portfolio as of June 30, 2013 and Consumer Loans assigned during the most recent quarter.  The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of
2013 Consumer Loan Assignment Period	September 30, 2013	June 30, 2013	Variance
January 1, 2013 through June 30, 2013	73.9%	73.1%	0.8%
July 1, 2013 through September 30, 2013	71.8%	–	–

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

(In millions)	As of September 30, 2013
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$658.5	$207.1	$865.6	$1,451.5	$37.2	$1,488.7
Allowance for credit losses	–	–	–	(180.8)	(10.1)	(190.9)
Loans receivable, net	$658.5	$207.1	$865.6	$1,270.7	$27.1	$1,297.8

(In millions)	As of December 31, 2012
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$564.1	$205.8	$769.9	$1,305.3	$34.7	$1,340.0
Allowance for credit losses	–	–	–	(167.4)	(9.0)	(176.4)
Loans receivable, net	$564.1	$205.8	$769.9	$1,137.9	$25.7	$1,163.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           LOANS RECEIVABLE – (Concluded)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Three Months Ended September 30, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$175.5	$10.3	$185.8
Provision for credit losses	6.4	(0.3)	6.1
Write-offs	(1.6)	–	(1.6)
Recoveries (1)	0.5	0.1	0.6
Balance, end of period	$180.8	$10.1	$190.9

(In millions)	For the Three Months Ended September 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$152.0	$9.9	$161.9
Provision for credit losses	10.2	(0.4)	9.8
Write-offs	(1.5)	–	(1.5)
Recoveries (1)	0.6	–	0.6
Balance, end of period	$161.3	$9.5	$170.8

(In millions)	For the Nine Months Ended September 30, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$167.4	$9.0	$176.4
Provision for credit losses	16.3	1.0	17.3
Write-offs	(4.6)	(0.1)	(4.7)
Recoveries (1)	1.7	0.2	1.9
Balance, end of period	$180.8	$10.1	$190.9

(In millions)	For the Nine Months Ended September 30, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$141.7	$12.6	$154.3
Provision for credit losses	20.4	(2.6)	17.8
Write-offs	(2.5)	(0.5)	(3.0)
Recoveries (1)	1.7	–	1.7
Balance, end of period	$161.3	$9.5	$170.8

(1)	Represents collections received on previously written off Loans.

During the second quarter of 2013, we enhanced our methodology for forecasting future collections on Loans through the utilization of more recent data, different segmentations and new forecast variables.  Implementation of the enhanced forecasting methodology increased the provision for credit losses by $3.0 million for the second quarter of 2013, of which $1.2 million related to Dealer Loans and $1.8 million related to Purchased Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DEBT

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) revolving secured warehouse (“Warehouse”) facilities; (3) asset-backed secured financings (“Term ABS”) and (4) 9.125% First Priority Senior Secured Notes due 2017 (“Senior Notes”).  General information for each of our financing transactions in place as of September 30, 2013 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Close Date	Maturity Date		Financing Amount	Interest Rate as of September 30, 2013
Revolving Secured Line of Credit	n/a	06/20/2013	06/23/2016		$235.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	12/27/2012	12/27/2015	(2)	$325.0	Commercial paper rate or LIBOR plus 200 basis points (3)
Warehouse Facility III (1)	CAC Warehouse Funding III, LLC	08/16/2013	09/10/2015	(4)	$75.0	LIBOR plus 160 basis points (3)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	04/05/2013	04/05/2016	(2)	$75.0	LIBOR plus 225 basis points (3)
Term ABS 2010-1 (1)	Credit Acceptance Funding LLC 2010-1	11/04/2010	10/15/2012	(2)	$100.5	Fixed rate
Term ABS 2011-1 (1)	Credit Acceptance Funding LLC 2011-1	10/06/2011	09/16/2013	(2)	$200.5	Fixed rate
Term ABS 2012-1 (1)	Credit Acceptance Funding LLC 2012-1	03/29/2012	03/17/2014	(2)	$201.3	Fixed rate
Term ABS 2012-2 (1)	Credit Acceptance Funding LLC 2012-2	09/20/2012	09/15/2014	(2)	$252.0	Fixed rate
Term ABS 2013-1 (1)	Credit Acceptance Funding LLC 2013-1	04/25/2013	04/15/2015	(2)	$140.3	Fixed rate
Senior Notes	n/a	(5)	02/01/2017		$350.0	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.
(2)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.
(3)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.
(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2017 will be due.
(5)	The close dates associated with the issuance of $250.0 million and $100.0 million of the Senior Notes were on February 1, 2010 and March 3, 2011, respectively.

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revolving Secured Line of Credit
Maximum outstanding balance	$179.0	$139.0	$195.1	$187.3
Average outstanding balance	70.5	100.1	94.4	98.9

Warehouse Facility II
Maximum outstanding balance	$169.1	$173.8	$169.1	$177.2
Average outstanding balance	136.0	143.7	91.5	128.6

Warehouse Facility III
Maximum outstanding balance	$46.9	$62.0	$60.0	$73.0
Average outstanding balance	42.0	51.4	27.5	60.8

Warehouse Facility IV
Maximum outstanding balance	$–	$39.2	$39.6	$39.6
Average outstanding balance	–	37.8	15.7	37.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DEBT – (Continued)

(Dollars in millions)	As of
	September 30, 2013	December 31, 2012
Revolving Secured Line of Credit
Balance outstanding	$87.6	$43.5
Amount available for borrowing (1)	147.4	191.5
Interest rate	2.05%	2.08%

Warehouse Facility II
Balance outstanding	$162.6	$81.3
Amount available for borrowing (1)	162.4	243.7
Loans pledged as collateral	230.4	105.2
Restricted cash and cash equivalents pledged as collateral	4.2	3.0
Interest rate	2.18%	2.22%

Warehouse Facility III
Balance outstanding	$33.1	$–
Amount available for borrowing (1)	41.9	75.0
Loans pledged as collateral	77.4	–
Restricted cash and cash equivalents pledged as collateral	1.5	0.4
Interest rate	1.81%	1.82%

Warehouse Facility IV
Balance outstanding	$–	$37.6
Amount available for borrowing (1)	75.0	37.4
Loans pledged as collateral	–	47.7
Restricted cash and cash equivalents pledged as collateral	0.2	2.5
Interest rate	2.43%	2.96%

Term ABS 2010-1
Balance outstanding	$2.6	$80.3
Loans pledged as collateral	69.6	111.6
Restricted cash and cash equivalents pledged as collateral	10.6	12.5
Interest rate	3.63%	2.44%

Term ABS 2011-1
Balance outstanding	$200.5	$200.5
Loans pledged as collateral	241.9	243.8
Restricted cash and cash equivalents pledged as collateral	26.4	23.5
Interest rate	2.90%	2.90%

Term ABS 2012-1
Balance outstanding	$201.3	$201.3
Loans pledged as collateral	242.2	244.7
Restricted cash and cash equivalents pledged as collateral	26.1	22.3
Interest rate	2.38%	2.38%

Term ABS 2012-2
Balance outstanding	$252.0	$252.0
Loans pledged as collateral	304.1	311.9
Restricted cash and cash equivalents pledged as collateral	29.8	26.0
Interest rate	1.63%	1.63%

Term ABS 2013-1
Balance outstanding	$140.3	$–
Loans pledged as collateral	185.6	–
Restricted cash and cash equivalents pledged as collateral	16.2	–
Interest rate	1.31%	–

Senior Notes
Balance outstanding (2)	$350.2	$350.3
Interest rate	9.13%	9.13%

(1)	Availability may be limited by the amount of assets pledged as collateral.
(2)	As of September 30, 2013 and December 31, 2012, the outstanding balance presented for the Senior Notes includes a net unamortized debt premium of $0.2 million and $0.3 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DEBT – (Concluded)

Debt Covenants

As of September 30, 2013, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of September 30, 2013, we were in compliance with all such covenants.  As of the end of the quarter, we were also in compliance with our covenants under the Indenture.  The Indenture includes covenants that limit the maximum ratio of our funded debt to tangible net worth and also require a minimum collateral coverage ratio.

7.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on our Warehouse facilities.  The following tables provide the terms of our interest rate cap agreements that were in effect as of September 30, 2013 and December 31, 2012:

(Dollars in millions)
As of September 30, 2013
Facility	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	06/2013	12/2014	$325.0	5.50%
75.0	Warehouse Facility III	Cap Floating Rate	06/2012	07/2015	56.3	5.00%
75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	09/2015	75.0	5.50%

(Dollars in millions)
As of December 31, 2012
Facility	Facility Name	Purpose	Start	End	Notional		Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	07/2011	06/2013	$325.0		6.75%
75.0	Warehouse Facility III	Cap Floating Rate	09/2010	09/2013	37.5		6.75%
75.0	Warehouse Facility III	Cap Floating Rate	06/2012	07/2015	18.8	(2)	5.00%
75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	09/2015	75.0		5.50%

(1)	Rate excludes the spread over the LIBOR rate or the commercial paper rate, as applicable.
(2)	The notional amount increases to $56.3 million in September 2013 when the original Warehouse Facility III interest rate cap for $37.5 million ends.

The interest rate caps have not been designated as hedging instruments.  As of September 30, 2013 and December 31, 2012, the interest rate caps had a fair value of less than $0.1 million as the capped rates were significantly above market rates.

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

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In millions)
	As of September 30, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$3.6	$3.6	$9.0	$9.0
Restricted cash and cash equivalents	116.2	116.2	92.4	92.4
Restricted securities available for sale	51.9	51.9	46.1	46.1
Net investment in Loans receivable	2,163.4	2,178.7	1,933.5	1,951.4

Liabilities
Revolving secured line of credit	$87.6	$87.6	$43.5	$43.5
Secured financing	992.4	995.6	853.0	863.0
Mortgage note	3.8	3.8	4.0	4.0
Senior notes	350.2	373.6	350.3	381.9

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments on a recurring basis, as of September 30, 2013 and December 31, 2012:

(In millions)
	As of September 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$3.6	$–	$–	$3.6
Restricted cash and cash equivalents	116.2	–	–	116.2
Restricted securities available for sale	32.2	19.7	–	51.9
Net investment in Loans receivable	–	–	2,178.7	2,178.7

Liabilities
Revolving secured line of credit	$–	$87.6	$–	$87.6
Secured financing	–	995.6	–	995.6
Mortgage note	–	3.8	–	3.8
Senior notes	373.6	–	–	373.6

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

Affiliated Dealer Loan balances were $7.5 million and $5.9 million as of September 30, 2013 and December 31, 2012, respectively.  Affiliated Dealer Loan balances were 0.4% and 0.3% of total consolidated Dealer Loan balances as of September 30, 2013 and December 31, 2012, respectively.  A summary of related party Loan activity is as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2013		2012
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$0.4	0.3%	$0.3	0.2%
New Consumer Loan assignments (1)	1.1	0.3%	1.0	0.3%
Accelerated Dealer Holdback payments	–	0.0%	–	0.8%
Dealer Holdback payments	0.4	1.4%	0.6	2.6%

(Dollars in millions)	For the Nine Months Ended September 30,
	2013		2012
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$1.1	0.3%	$0.9	0.2%
New Consumer Loan assignments (1)	3.5	0.3%	2.7	0.3%
Accelerated Dealer Holdback payments	0.1	0.3%	0.1	0.4%
Dealer Holdback payments	1.8	2.1%	2.6	2.9%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

Our Chairman and significant shareholder has indirect control over entities that, in the past, offered secured lines of credit to automobile dealers, and has the right or obligation to reacquire these entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.        INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	1.4%	1.7%	1.6%	1.6%
Changes in reserve for uncertain tax positions as a result of settlements and lapsed statutes and related interest	-0.3%	-0.4%	-0.3%	-0.4%
Other	0.2%	0.5%	0.2%	0.3%
Effective tax rate	36.3%	36.8%	36.5%	36.5%

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

11.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average shares outstanding:
Common shares	22,991,709	24,337,297	23,323,319	25,074,280
Vested restricted stock units	680,926	570,950	666,526	554,754
Basic number of weighted average shares outstanding	23,672,635	24,908,247	23,989,845	25,629,034

Dilutive effect of stock options	27,852	45,509	34,940	50,435
Dilutive effect of restricted stock and restricted stock units	7,556	8,298	22,658	26,678
Dilutive number of weighted average shares outstanding	23,708,043	24,962,054	24,047,443	25,706,147

For the three and nine months ended September 30, 2013 and 2012, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive.

12.         STOCK REPURCHASES

On August 5, 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 7, 2013, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of September 30, 2013, we had authorization to repurchase 394,770 shares of our common stock.

The following table summarizes our stock repurchases for the three and nine months ended September 30, 2013 and 2012:

(Dollars in millions)	For the Three Months Ended September 30,
	2013		2012
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market	282,018	$31.3	–	$–

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

12.         STOCK REPURCHASES – (Concluded)

(Dollars in millions)	For the Nine Months Ended September 30,
	2013		2012
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost (1)
Open Market	1,139,442	$126.5	285,402	$27.0
Tender Offer	–	–	1,000,000	84.8
Other (2)	6,259	0.7	13,053	1.2
Total	1,145,701	$127.2	1,298,455	$113.0

(1)	Tender Offer amount includes offering costs of $0.3 million for 2012.
(2)	Represents shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units.

13.         STOCK-BASED COMPENSATION PLANS

On March 26, 2012, our board of directors approved an amendment to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”) increasing the number of shares authorized for issuance by 500,000 shares, to 2 million shares.  Pursuant to the Incentive Plan, we can grant restricted stock, restricted stock units, stock options, and performance awards to team members, officers, directors, and contractors at any time prior to March 26, 2022.  The shares available for future grants under the Incentive Plan totaled 314,777 as of September 30, 2013.

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

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Restricted stock	$0.6	$1.2	$2.2	$2.4
Restricted stock units	0.7	2.9	3.8	6.2
Total	$1.3	$4.1	$6.0	$8.6

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

As of September 30, 2013, there was $40.2 million of total unrecognized compensation costs related to non-vested equity compensation arrangements.  The following table details how the expenses associated with restricted stock and restricted stock units, which are expected to be recognized over a weighted average period of 3.6 years, will be recorded assuming performance targets are achieved in the periods currently estimated:

(In millions)
Year	Restricted Stock Units	Restricted Stock	Total Projected Expense
Remainder of 2013	$1.6	$0.8	$2.4
2014	4.8	2.5	7.3
2015	4.1	2.1	6.2
2016	3.7	1.9	5.6
2017	3.2	1.7	4.9
Thereafter	6.2	7.6	13.8
Total	$23.6	$16.6	$40.2

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

For the three months ended September 30, 2013, consolidated net income was $65.1 million, or $2.75 per diluted share, compared to $52.9 million, or $2.12 per diluted share, for the same period in 2012.  For the nine months ended September 30, 2013, consolidated net income was $187.2 million, or $7.78 per diluted share, compared to $159.8 million, or $6.22 per diluted share, for the same period in 2012.  The increase in consolidated net income for the three and nine months ended September 30, 2013 was primarily due to an increase in the average balance of our Loan portfolio.

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio is 2.1:1 as of September 30, 2013.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) Senior Notes.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of September 30, 2013, with the forecasts as of June 30, 2013, as of December 31, 2012, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	September 30, 2013	June 30, 2013	December 31, 2012	Initial Forecast	June 30, 2013	December 31, 2012	Initial Forecast
2004	73.0%	73.0%	73.0%	73.0%	0.0%	0.0%	0.0%
2005	73.7%	73.7%	73.6%	74.0%	0.0%	0.1%	-0.3%
2006	70.0%	70.0%	69.9%	71.4%	0.0%	0.1%	-1.4%
2007	67.9%	67.9%	68.0%	70.7%	0.0%	-0.1%	-2.8%
2008	70.1%	70.1%	70.3%	69.7%	0.0%	-0.2%	0.4%
2009	79.2%	79.2%	79.5%	71.9%	0.0%	-0.3%	7.3%
2010	77.0%	77.0%	77.3%	73.6%	0.0%	-0.3%	3.4%
2011	74.1%	74.2%	74.1%	72.5%	-0.1%	0.0%	1.6%
2012	73.5%	73.4%	72.2%	71.4%	0.1%	1.3%	2.1%
2013 (1)	73.2%	73.1%	–	72.0%	0.1%	–	1.2%

(1)
The forecasted collection rate for 2013 Consumer Loans as of September 30, 2013 includes both Consumer Loans that were in our portfolio as of June 30, 2013 and Consumer Loans assigned during the most recent quarter.  The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of
2013 Consumer Loan Assignment Period	September 30, 2013	June 30, 2013	Variance
January 1, 2013 through June 30, 2013	73.9%	73.1%	0.8%
July 1, 2013 through September 30, 2013	71.8%	–	–

Consumer Loans assigned in 2009 through 2013 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates.  For all other assignment years presented, actual results have been very close to our initial estimates.  For the three months ended September 30, 2013, forecasted collection rates improved for Consumer Loans assigned in 2013 and were generally consistent with expectations at the start of the period for all other assignment years presented.

For the nine months ended September 30, 2013, forecasted collection rates improved for Consumer Loans assigned in 2012 and 2013, declined for Consumer Loans assigned in 2008 through 2010 and were generally consistent with expectations at the start of the period for all other assignment years presented. During the second quarter of 2013, we enhanced our forecasting methodology.  Implementation of this enhanced forecast contributed to these collection rate variances and reduced our net income by $2.1 million for the second quarter of 2013.

Forecasting collection rates accurately at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we currently forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2013.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of September 30, 2013
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2004	73.0%	44.0%	29.0%	99.8%
2005	73.7%	46.9%	26.8%	99.6%
2006	70.0%	46.6%	23.4%	99.3%
2007	67.9%	46.5%	21.4%	98.7%
2008	70.1%	44.6%	25.5%	98.2%
2009	79.2%	43.9%	35.3%	98.0%
2010	77.0%	44.7%	32.3%	90.7%
2011	74.1%	45.5%	28.6%	71.1%
2012	73.5%	46.3%	27.2%	43.6%
2013	73.2%	47.4%	25.8%	12.6%

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

The risk of a material change in our forecasted collection rate declines as the Consumer Loans age.  For 2010 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 90% of the expected collections.  Conversely, the forecasted collection rates for more recent Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.

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

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of September 30, 2013 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %
Dealer Loans	2007	67.9%	45.8%	22.1%
	2008	70.6%	43.3%	27.3%
	2009	79.2%	43.5%	35.7%
	2010	77.0%	44.4%	32.6%
	2011	74.1%	45.2%	28.9%
	2012	73.5%	46.1%	27.4%
	2013	73.1%	47.1%	26.0%

Purchased Loans	2007	68.2%	49.1%	19.1%
	2008	69.3%	46.7%	22.6%
	2009	79.2%	45.3%	33.9%
	2010	76.9%	46.4%	30.5%
	2011	74.5%	47.9%	26.6%
	2012	74.3%	48.9%	25.4%
	2013	73.7%	51.1%	22.6%

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

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last seven quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2012	10.6%	10.7%
June 30, 2012	7.3%	7.9%
September 30, 2012	5.4%	3.1%
December 31, 2012	2.4%	6.0%
March 31, 2013	-2.9%	-0.4%
June 30, 2013	8.4%	10.5%
September 30, 2013	11.0%	15.9%

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

Unit and dollar volumes increased 11.0% and 15.9%, respectively, during the third quarter of 2013 as the number of active Dealers grew 18.0% while average volume per active Dealer declined 6.0%.  We believe the decline in volume per Dealer is the result of increased competition.  In addition, we believe a delay in federal income tax refunds in the current year contributed to both the decline in unit and dollar volumes during the first quarter of 2013 and the increase in unit and dollar volumes during the second quarter of 2013.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Consumer Loan unit volume	49,762	44,845	11.0%	155,573	148,580	4.7%
Active Dealers (1)	4,573	3,874	18.0%	5,836	4,781	22.1%
Average volume per active Dealer	10.9	11.6	-6.0%	26.7	31.1	-14.1%

       (1)      Active Dealers are Dealers who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Consumer Loan unit volume from Dealers active both periods	36,508	38,853	-6.0%	126,085	136,063	-7.3%
Dealers active both periods	2,666	2,666	–	3,508	3,508	–
Average volume per Dealers active both periods	13.7	14.6	-6.0%	35.9	38.8	-7.3%

Consumer Loan unit volume from new Dealers	2,672	2,434	9.8%	20,117	20,240	-0.6%
New active Dealers (1)	571	528	8.1%	1,864	1,556	19.8%
Average volume per new active Dealers	4.7	4.6	2.2%	10.8	13.0	-16.9%

Attrition (2)	-13.4%	-13.1%		-8.4%	-6.6%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.
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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Dealer Loan unit volume as a percentage of total unit volume	92.9%	93.8%	93.8%	93.6%
Dealer Loan dollar volume as a percentage of total dollar volume (1)	90.8%	92.1%	92.1%	91.8%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

For the three and nine months ended September 30, 2013, Dealer Loan unit and dollar volume as a percentage of total unit and dollar volume were generally consistent with the same periods in 2012.

As of September 30, 2013 and December 31, 2012, the net Dealer Loans receivable balance was 89.2% and 88.0%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(In millions, except share and per share data)	For the Three Months Ended September 30,
	2013	2012	% Change
Revenue:
Finance charges	$148.7	$137.5	8.1%
Premiums earned	13.1	12.2	7.4%
Other income	10.9	6.0	81.7%
Total revenue	172.7	155.7	10.9%
Costs and expenses:
Salaries and wages	20.1	21.7	-7.4%
General and administrative	8.7	6.8	27.9%
Sales and marketing	8.5	8.2	3.7%
Provision for credit losses	6.1	9.8	-37.8%
Interest	16.1	16.3	-1.2%
Provision for claims	11.0	9.1	20.9%
Total costs and expenses	70.5	71.9	-1.9%
Income before provision for income taxes	102.2	83.8	22.0%
Provision for income taxes	37.1	30.9	20.1%
Net income	$65.1	$52.9	23.1%

Net income per share:
Basic	$2.75	$2.13	29.1%
Diluted	$2.75	$2.12	29.7%

Weighted average shares outstanding:
Basic	23,672,635	24,908,247	-5.0%
Diluted	23,708,043	24,962,054	-5.0%

The following table highlights changes in net income for the three months ended September 30, 2013, as compared to 2012:

(In millions)	Change
Net income for the three months ended September 30, 2012	$52.9
Increase in finance charges	11.2
Increase in premiums earned	0.9
Increase in other income	4.9
Increase in operating expenses (1)	(0.6)
Decrease in provision for credit losses	3.7
Decrease in interest	0.2
Increase in provision for claims	(1.9)
Increase in provision for income taxes	(6.2)
Net income for the three months ended September 30, 2013	$65.1

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the three months ended September 30, 2013, finance charges increased $11.2 million, or 8.1%, as compared to the same period in 2012.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2013	2012	Change
Average net Loans receivable balance	$2,128.8	$1,848.5	$280.3
Average yield on our Loan portfolio	27.9%	29.8%	-1.9%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended September 30, 2013:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended September 30, 2013
Due to an increase in the average net Loans receivable balance	$20.9
Due to a decrease in the average yield	(9.7)
Total increase in finance charges	$11.2

The increase in the average net Loans receivable balance was primarily due to the growth in new Consumer Loan assignments in recent years, which resulted in the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans throughout the last two quarters of 2012 and the first three quarters of 2013.  The growth in new Consumer Loan assignments in recent years was the result of an increase in active Dealers, partially offset by a decline in volume per active Dealer.  The average yield on our Loan portfolio for the three months ended September 30, 2013 decreased as compared to the same period in 2012 due to higher advance rates on new Consumer Loan assignments, partially offset by improvements in forecasted collection rates throughout the last two quarters of 2012 and the first three quarters of 2013.

Premiums Earned.  For the three months ended September 30, 2013, premiums earned increased $0.9 million, or 7.4%, as compared to the same period in 2012.  The increase was primarily due to growth in the size of our reinsurance portfolio, which was the result of premiums written on vehicle service contracts from new Consumer Loan assignments throughout the last two quarters of 2012 and the first three quarters of 2013.

Other Income.  For the three months ended September 30, 2013, other income increased $4.9 million, or 81.7%, as compared to the same period in 2012.  The increase was primarily due to:
•	A $2.4 million increase in vehicle service contract profit sharing income as a result of a new profit sharing arrangement we entered into with one of our TPPPs during 2012.
•
A $1.5 million increase in Global Positioning Systems with Starter Interrupt Devices (“GPS-SID”) fee income due to an increase in the fee earned per unit partially offset by a decrease in the number of units purchased by Dealers from TPPPs.

•	A $0.7 million increase in income from Dealer support products and services.

Operating Expenses.  For the three months ended September 30, 2013, operating expenses increased $0.6 million, or 1.6%, as compared to the same period in 2012.  The change in operating expenses was primarily due to the following:

•	An increase in general and administrative expenses of $1.9 million, or 27.9%, primarily as a result of increases related to legal fees and consulting fees.
•	A decrease in salaries and wages expense of $1.6 million, or 7.4%, comprised of the following:
•	A decrease of $2.7 million in stock-based compensation expense primarily due to a change in the expected vesting period of performance-based stock awards.
•
An increase of $1.1 million, excluding stock-based compensation, related to increases of $0.8 million for our servicing function and $0.7 million for our support function, partially offset by a decrease of $0.4 million for our originations function.

Provision for Credit Losses.  For the three months ended September 30, 2013, the provision for credit losses decreased $3.7 million, or 37.8%, as compared to the same period in 2012.  Under GAAP, when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the three months ended September 30, 2013, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $6.1 million for the three months ended September 30, 2013, of which $6.4 million related to Dealer Loans partially offset by a reversal of a provision of $0.3 million related to Purchased Loans.  During the three months ended September 30, 2012, overall Consumer Loan performance was generally consistent with our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $9.8 million for the three months ended September 30, 2012, of which $10.2 million related to Dealer Loans partially offset by a reversal of a provision of $0.4 million related to Purchased Loans.

Interest.  For the three months ended September 30, 2013, interest expense decreased $0.2 million, or 1.2%, as compared to the same period in 2012.  The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended September 30, 2013 and 2012:

(Dollars in millions)	For the Three Months Ended September 30,
	2013	2012
Interest expense	$16.1	$16.3
Average outstanding debt balance	1,404.4	1,202.8
Average cost of debt	4.6%	5.4%

For the three months ended September 30, 2013, the decrease in interest expense was primarily due to a decline in our average cost of debt, partially offset by an increase in the average outstanding debt balance.  The decline in our average cost of debt was primarily a result of a change in the mix of our outstanding debt.  The average outstanding debt balance increased compared to the same period in 2012 due to the use of the debt proceeds to fund the growth in new Consumer Loan assignments and stock repurchases.

Provision for Claims.  For the three months ended September 30, 2013, provision for claims increased $1.9 million, or 20.9%, as compared to the same period in 2012.  The increase was due to an increase in the size of our reinsurance portfolio as well as an increase in the amount of claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the three months ended September 30, 2013, the effective tax rate of 36.3% was generally consistent with the effective tax rate of 36.8% in the same period in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(In millions, except share and per share data)	For the Nine Months Ended September 30,
	2013	2012	% Change
Revenue:
Finance charges	$439.1	$397.6	10.4%
Premiums earned	38.0	35.0	8.6%
Other income	29.7	17.3	71.7%
Total revenue	506.8	449.9	12.6%
Costs and expenses:
Salaries and wages	65.1	61.5	5.9%
General and administrative	24.9	21.5	15.8%
Sales and marketing	26.0	23.5	10.6%
Provision for credit losses	17.3	17.8	-2.8%
Interest	48.3	47.1	2.5%
Provision for claims	30.5	26.7	14.2%
Total costs and expenses	212.1	198.1	7.1%
Income before provision for income taxes	294.7	251.8	17.0%
Provision for income taxes	107.5	92.0	16.8%
Net income	$187.2	$159.8	17.1%

Net income per share:
Basic	$7.80	$6.24	25.0%
Diluted	$7.78	$6.22	25.1%

Weighted average shares outstanding:
Basic	23,989,845	25,629,034	-6.4%
Diluted	24,047,443	25,706,147	-6.5%

The following table highlights changes in net income for the nine months ended September 30, 2013, as compared to 2012:

(In millions)	Change
Net income for the nine months ended September 30, 2012	$159.8
Increase in finance charges	41.5
Increase in premiums earned	3.0
Increase in other income	12.4
Increase in operating expenses (1)	(9.5)
Decrease in provision for credit losses	0.5
Increase in interest	(1.2)
Increase in provision for claims	(3.8)
Increase in provision for income taxes	(15.5)
Net income for the nine months ended September 30, 2013	$187.2

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the nine months ended September 30, 2013, finance charges increased $41.5 million, or 10.4%, as compared to the same period in 2012.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Nine Months Ended September 30,
	2013	2012	Change
Average net Loans receivable balance	$2,053.5	$1,759.0	$294.5
Average yield on our Loan portfolio	28.5%	30.1%	-1.6%

The following table summarizes the impact each component had on the overall increase in finance charges for the nine months ended September 30, 2013:

(In millions)	Year over Year Change
Impact on finance charges:	For the Nine Months Ended September 30, 2013
Due to an increase in the average net Loans receivable balance	$66.6
Due to a decrease in the average yield	(25.1)
Total increase in finance charges	$41.5

The increase in the average net Loans receivable balance was primarily due to the growth in new Consumer Loan assignments in recent years, which resulted in the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans throughout 2012 and the first three quarters of 2013.  The growth in new Consumer Loan assignments in recent years was the result of an increase in active Dealers, partially offset by a decline in volume per active Dealer.  The average yield on our Loan portfolio for the nine months ended September 30, 2013 decreased as compared to the same period in 2012 due to higher advance rates on new Consumer Loan assignments, partially offset by improvements in forecasted collection rates throughout 2012 and the first three quarters of 2013.

Premiums Earned.  For the nine months ended September 30, 2013, premiums earned increased $3.0 million, or 8.6%, as compared to the same period in 2012.  The increase was primarily due to growth in the size of our reinsurance portfolio, which was the result of premiums written on vehicle service contracts from new Consumer Loan assignments throughout 2012 and the first three quarters of 2013.

Other Income.  For the nine months ended September 30, 2013, other income increased $12.4 million, or 71.7%, as compared to the same period in 2012.  The increase was primarily due to:
•	A $6.0 million increase in GPS-SID fee income due to an increase in the fee earned per unit partially offset by a decrease in the number of units purchased by Dealers from TPPPs.
•	A $3.4 million increase in vehicle service contract profit sharing income as a result of a new profit sharing arrangement we entered into with one of our TPPPs during 2012.
•	A $1.6 million increase in income from Dealer support products and services.

Operating Expenses.  For the nine months ended September 30, 2013, operating expenses increased $9.5 million, or 8.9%, as compared to the same period in 2012.  The change in operating expenses was primarily due to the following:

•	An increase in salaries and wages expense of $3.6 million, or 5.9%, comprised of the following:
•	An increase of $6.2 million, excluding stock-based compensation, related to increases of $3.7 million for our servicing function and $2.8 million for our support function.
•	A decrease of $2.6 million in stock-based compensation expense primarily due to a change in the expected vesting period of performance-based stock awards.
•	An increase in general and administrative expenses of $3.4 million, or 15.8%, primarily as a result of increases related to legal fees, consulting fees and depreciation expense.
•
An increase in sales and marketing expense of $2.5 million, or 10.6%, primarily as a result of an increase in Dealer support products and services and the increase in the size of our field sales force.

Provision for Credit Losses.  For the nine months ended September 30, 2013, the provision for credit losses decreased $0.5 million, or 2.8%, as compared to the same period in 2012.  During the nine months ended September 30, 2013, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $17.3 million for the nine months ended September 30, 2013, of which $16.3 million related to Dealer Loans and $1.0 million related to Purchased Loans.  The provision for credit losses included $3.0 million in expense related to our implementation of an enhanced forecasting methodology during the second quarter of 2013, of which $1.2 million related to Dealer Loans and $1.8 million related to Purchased Loans.  For additional information, see Note 5 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.  During the nine months ended September 30, 2012, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $17.8 million for the nine months ended September 30, 2012, of which $20.4 million related to Dealer Loans partially offset by a reversal of a provision of $2.6 million related to Purchased Loans.

Interest.  For the nine months ended September 30, 2013, interest expense increased $1.2 million, or 2.5%, as compared to the same period in 2012.  The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the nine months ended September 30, 2013 and 2012:

(Dollars in millions)	For the Nine Months Ended September 30,
	2013	2012
Interest expense	$48.3	$47.1
Average outstanding debt balance	1,354.0	1,120.1
Average cost of debt	4.8%	5.6%

For the nine months ended September 30, 2013, the increase in interest expense was primarily due to the increase in the average outstanding debt balance, partially offset by a decline in our average cost of debt.  The average outstanding debt balance increased compared to the same period in 2012 due to the use of the debt proceeds to fund the growth in new Consumer Loan assignments and stock repurchases.  The decline in our average cost of debt was primarily a result of a change in the mix of our outstanding debt.

Provision for Claims.  For the nine months ended September 30, 2013, provision for claims increased $3.8 million, or 14.2%, as compared to the same period in 2012.  The increase was due to an increase in the size of our reinsurance portfolio, as well as an increase in the amount of claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the nine months ended September 30, 2013, the effective tax rate remained unchanged at 36.5% as compared to the same period in 2012.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) Senior Notes.  There are various restrictive debt covenants for each financing arrangement and we were in compliance with those covenants as of September 30, 2013.  For information regarding these financings and the covenants included in the related documents, see Note 6 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

During the second quarter of 2013, we extended the date on which Warehouse IV will cease to revolve from February 19, 2014 to April 5, 2016.  The interest rate on borrowings under the facility was decreased from LIBOR plus 275 basis points to LIBOR plus 225 basis points.  There were no other material changes to the terms of the facility.

During the second quarter of 2013, we completed a $140.3 million Term ABS financing, which was used to repay outstanding indebtedness.  The financing has an expected annualized cost of approximately 1.7% (including the initial purchaser’s fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed loans.

During the second quarter of 2013, we extended the maturity of our revolving secured line of credit facility from June 22, 2015 to June 23, 2016.  There were no other material changes to the terms of the facility.

During the fourth quarter of 2013, we expect to complete a $197.8 million Term ABS financing, which will be used to repay outstanding indebtedness.  Subject to customary conditions, the financing is expected to close on October 31, 2013.

Cash and cash equivalents as of September 30, 2013 and December 31, 2012 was $3.6 million and $9.0 million, respectively.  Our total balance sheet indebtedness increased $183.2 million to $1,434.0 million as of September 30, 2013 from $1,250.8 million as of December 31, 2012 due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of our scheduled principal debt maturities as of September 30, 2013 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2013	$52.9
2014	368.1
2015	343.8
2016	319.0
2017	350.0
Total	$1,433.8

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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

The recognition of finance charge revenue and the allowance for credit losses involve significant estimates related to the amount and timing of future collections and Dealer Holdback payments.  During the second quarter of 2013, we enhanced our methodology for forecasting future collections on Loans through the utilization of more recent data, different segmentations and new forecast variables.  Implementation of the enhanced forecasting methodology reduced net income by $2.1 million for the second quarter of 2013.

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

PART II. - OTHER INFORMATION

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

On August 5, 1999, our board of directors approved a stock repurchase program, which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 7, 2013, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of September 30, 2013, we have authorization to repurchase 394,770 shares of our common stock.

The following table summarizes stock repurchases for the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2013	–	$–	–	676,788
August 1 to August 31, 2013	134,654	112.30	134,654	542,134
September 1 to September 30, 2013	147,364	109.92	147,364	394,770
	282,018	$111.05	282,018

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
Date: October 30, 2013

INDEX OF EXHIBITS

The following documents are filed as part of this report.  Those exhibits previously filed and incorporated herein by reference are identified below.  Exhibits not required for this report have been omitted.  Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

Exhibit No.	Description
4.93
First Amendment to Amended and Restated Loan and Security Agreement, dated as of August 16, 2013, among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank and Systems & Services Technologies, Inc.

4.94	First Amendment to Amended and Restated Contribution Agreement, dated as of August 16, 2013, among the Company and CAC Warehouse Funding III, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(INS)	XBRL Instance Document.
101(SCH)	XBRL Taxonomy Extension Schema Document.
101(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.