Form 10-K
period 2013-12-31
CREDIT ACCEPTANCE CORP
filed 2014-02-14
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ] No [ X ]

The aggregate market value of 8,719,007 shares of the Registrant's common stock held by non-affiliates on June 30, 2013 was approximately $915.9 million.  For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.  Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

At February 7, 2014, there were 22,947,170 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2014 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2013

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

For the Years Ended December 31,	Portfolio Program	Purchase Program
2011	92.5%	7.5%
2012	93.7%	6.3%
2013	93.5%	6.5%

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;
•	a cash advance from us; and
•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

Program Enrollment

Dealers may enroll in our program by choosing one of our two enrollment options (referred to as “Option A” and “Option B”).  In recent years, the terms of Option A have remained consistent while the terms of Option B have varied.  The following table summarizes the terms of our enrollment options for the three year period ending December 31, 2013:

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
•
Other income, which primarily consists of: vendor fees, Dealer support products and services, ancillary product profit sharing income and Dealer enrollment fees.  For additional information, see Note 2 to the consolidated financial statements contained in Item 8 to this Form 10-K, which is incorporated herein by reference.

The following table sets forth the percent relationship to total revenue of each of these sources:

	For the Years Ended December 31,
Percent of Total Revenue	2013	2012	2011
Finance charges	86.6%	88.3%	87.7%
Premiums earned	7.5%	7.7%	7.6%
Other income	5.9%	4.0%	4.7%
Total revenue	100.0%	100.0%	100.0%

Our business is seasonal with peak Consumer Loan acceptances and collections occurring during the first quarter of the year.  However, this seasonality does not have a material impact on our interim results.

Operations

Sales and Marketing.  Our target market is approximately 56,000 independent and franchised automobile dealers in the United States.  We have market area managers located throughout the United States that market our programs to prospective Dealers, enroll new Dealers, and support active Dealers.  The number of Dealer enrollments and active Dealers for each of the last three years are presented in the table below:

For the Years Ended December 31,	Dealer Enrollments	Active Dealers (1)
2011	1,953	3,998
2012	2,519	5,319
2013	2,761	6,394

(1)	Active Dealers are Dealers who have received funding for at least one Loan during the period.

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

Dealer Servicing Agreement. As a part of the enrollment process, a new Dealer is required to enter into a Dealer servicing agreement with Credit Acceptance that defines the legal relationship between Credit Acceptance and the Dealer.  The Dealer servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on Consumer Loans from the Dealers to us.  Under the typical Dealer servicing agreement, a Dealer represents that it will only assign Consumer Loans to us that satisfy criteria established by us, meet certain conditions with respect to their binding nature and the status of the security interest in the purchased vehicle, and comply with applicable state and federal laws and regulations.

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

While a Dealer can submit any legally compliant Consumer Loan to us for assignment, the decision whether to provide funding to the Dealer and the amount of any funding is made solely by us.  Through our Dealer Service Center (“DSC”) department, we perform all significant functions relating to the processing of the Consumer Loan applications and bear certain costs of Consumer Loan assignment, including the cost of assessing the adequacy of Consumer Loan documentation, compliance with underwriting and legal guidelines and the cost of verifying employment, residence and other information provided by the Dealer.  We used a company in India to support the DSC in reviewing Consumer Loan documentation for legal compliance until February 2013.

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

Information on our Consumer Loans is presented in the following table:

	For the Years Ended December 31,
Average Consumer Loan Data	2013	2012	2011
Average size of Consumer Loan accepted	$15,445	$15,468	$15,686
Percentage change in average size of Consumer Loan	-0.1%	-1.4%	8.3%
Average initial term (in months)	47	47	46

Servicing.  Our largest group of collectors services Consumer Loans that are in the early stages of delinquency.  Collection efforts typically consist of placing a call to the consumer within one day of the missed payment due date, although efforts may begin later for some segments of accounts.  Consumer Loans are segmented into dialing pools by various phone contact profiles in an effort to maximize contact with the consumer.  Our collectors work with consumers to attempt to reach a solution that will help them avoid becoming further past due and get them current where possible.

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

Ancillary Products

We provide Dealers the ability to offer vehicle service contracts to consumers through our relationships with Third Party Providers (“TPPs”).  A vehicle service contract provides the consumer protection by paying for the repair or replacement of certain components of the vehicle in the event of a mechanical failure.  We provide Dealers with an additional advance based on the retail price of the vehicle service contract.  TPPs process claims on vehicle service contracts that are underwritten by third party insurers.  We receive a fee for all vehicle service contracts sold by our Dealers when the vehicle is financed by us.  The fee is included in the retail price of the vehicle service contract which is added to the Consumer Loan.  We recognize our fee from the vehicle service contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.  We bear the risk of loss for claims on certain vehicle service contracts that are reinsured by us.  We market the vehicle service contracts directly to our Dealers.  During 2012, we entered into an agreement with one of our TPPs that allows us to receive profit sharing payments depending on the performance of the vehicle service contracts.  Profit sharing payments from the TPP are received twice a year, if eligible.

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

We provide Dealers the ability to offer a Guaranteed Asset Protection (“GAP”) product to consumers through our relationships with TPPs.  GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer's insurance policy in the event of a total loss of the vehicle due to severe damage or theft.  We provide Dealers with an additional advance based on the retail price of the GAP contract.  TPPs process claims on GAP contracts that are underwritten by third party insurers.  We receive a fee for all GAP contracts sold by our Dealers when the vehicle is financed by us, and do not bear any risk of loss for claims.  The fee is included in the retail price of the GAP contract which is added to the Consumer Loan.  We recognize our fee from the GAP contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.  Our agreement with one of our TPPs allows us to receive profit sharing payments depending on the performance of the GAP program.  Profit sharing payments from the TPP are received once a year, if eligible.

We provide Dealers in certain states the ability to purchase Global Positioning Systems (“GPS”) with Starter Interrupt Devices (“SID”) through our relationships with TPPs.  Through this program, Dealers can install a GPS-based SID (“GPS-SID”) on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle.  Dealers purchase the GPS-SID directly from the TPPs.  The TPPs pay us a fee for each device sold, at which time the fee revenue is recognized in other income within our consolidated statements of income.

Competition

The market for consumers who do not qualify for conventional automobile financing is large and highly competitive.  The market is currently served by “buy here, pay here” dealerships, banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned.  Many of these companies are much larger and have greater resources than us.  We compete by offering a profitable and efficient method for Dealers to finance consumers who would be more difficult or less profitable to finance through other methods.  In addition, we compete on the basis of the level of service provided by our DSC and sales personnel.

Customer and Geographic Concentrations

No single Dealer accounted for more than 10% of total revenues during any of the last three years.  Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2013 or 2012.  The following tables provide information regarding the five states that were responsible for the largest dollar volume of Consumer Loan assignments and the related number of active Dealers during 2013, 2012 and 2011:

	For the Year Ended December 31, 2013
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$154.1	10.4%	502	7.9%
New York	147.9	10.0%	460	7.2%
Texas	81.5	5.5%	392	6.1%
Ohio	73.9	5.0%	359	5.6%
Pennsylvania	68.9	4.7%	306	4.8%
All other states	954.3	64.4%	4,375	68.4%
Total	$1,480.6	100.0%	6,394	100.0%

	For the Year Ended December 31, 2012
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$145.7	10.7%	406	7.6%
New York	112.4	8.2%	352	6.6%
Texas	84.3	6.2%	376	7.1%
Ohio	76.0	5.6%	303	5.7%
Pennsylvania	73.6	5.4%	251	4.7%
All other states	870.4	63.9%	3,631	68.3%
Total	$1,362.4	100.0%	5,319	100.0%

	For the Year Ended December 31, 2011
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$135.3	10.6%	282	7.1%
New York	98.6	7.7%	228	5.7%
Texas	80.9	6.3%	313	7.8%
Ohio	73.8	5.8%	243	6.1%
Pennsylvania	66.9	5.3%	184	4.6%
All other states	819.2	64.3%	2,748	68.7%
Total	$1,274.7	100.0%	3,998	100.0%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

(2)	Active Dealers are Dealers who have received funding for at least one Loan during the year.

Geographic Financial Information

For the three years ended December 31, 2013, 2012 and 2011, all of our revenues were derived from the United States.  As of December 31, 2013 and 2012, all of our long-lived assets were located in the United States.

Regulation

Our business is subject to laws and regulations, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and various other state and federal laws and regulations.  These laws and regulations, among other things, require licensing and qualification; limit interest rates, fees and other charges associated with the Consumer Loans assigned to us; require specified disclosures by Dealers to consumers; govern the sale and terms of ancillary products; and define the rights to repossess and sell collateral.  Failure to comply with these laws or regulations could have a material adverse effect on us by, among other things, limiting the jurisdictions in which we may operate, restricting our ability to realize the value of the collateral securing the Consumer Loans, making it more costly or burdensome to do business or resulting in potential liability.  The volume of new or modified laws and regulations has increased in recent years and has increased significantly in response to issues arising with respect to consumer lending.  From time to time, legislation and regulations are enacted which increase the cost of doing business, limit or expand permissible activities or affect the competitive balance among financial services providers.  Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures and by various regulatory agencies.  This legislation may change our operating environment in substantial and unpredictable ways and may have a material adverse effect on our business.

In July 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted and a number of its provisions became effective in July 2011.  The Dodd-Frank Act restructured and enhanced the regulation and supervision of the financial services industry and created the Consumer Financial Protection Bureau (the “CFPB”).  The CFPB has rulemaking and enforcement authority over certain non-depository institutions, including us.  The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services.  Under the Dodd-Frank Act, the CFPB also may restrict the use of pre-dispute mandatory arbitration clauses in contracts between covered persons and consumers for a consumer financial product or service.  The CFPB also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business.  Further, the CFPB has issued rules allowing it to supervise non-depository “larger participants” in certain markets for consumer financial services and products, and may in the future issue rules to supervise non-depository larger participants in the indirect auto lending business, which may include us.

The Dodd-Frank Act and regulations promulgated thereunder, including by the CFPB, are likely to affect our cost of doing business, may limit or expand our permissible activities, may affect the competitive balance within our industry and market areas and could have a material adverse effect on us.  For example, on March 21, 2013, the CFPB issued Bulletin 2013-02 addressing Indirect Auto Lending and Compliance with the Equal Credit Opportunity Act, in which the CFPB stated that policies of indirect auto lenders that allow auto dealers to mark up lender-established buy rates and that compensate dealers for those markups in the form of dealer reserve could present a risk that they will result in impermissible pricing disparities on the basis of race, national origin, and potentially other prohibited bases.  On November 14, 2013, the CFPB hosted a public forum on indirect auto lending fair lending compliance with the Equal Credit Opportunity Act.  Our management continues to assess the Dodd-Frank Act’s probable impact on our business, financial condition and results of operations, and to monitor developments involving the entities charged with promulgating regulations thereunder.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on us in particular, is uncertain at this time.

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

The sale of vehicle service contracts and GAP product by Dealers in connection with Consumer Loans assigned to us from Dealers is also subject to state laws and regulations.  As we are the holder of the Consumer Loans that may, in part, finance these products, some of these state laws and regulations may apply to our servicing and collection of the Consumer Loans.  Although these laws and regulations do not significantly affect our business, there can be no assurance that insurance or other regulatory authorities in the jurisdictions in which these products are offered by Dealers will not seek to regulate or restrict the operation of our business in these jurisdictions.  Any regulation or restriction of our business in these jurisdictions could materially adversely affect the income received from these products.

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

Support.  The support function includes team members that are responsible for information technology, finance, corporate legal, quality assurance, analytics, training & development and human resources activities.

As of December 31, 2013, we had 1,317 full and part-time team members.  Our team members have no union affiliations and we believe our relationship with our team members is in good standing.  The table below presents team members by operating function:

	Number of Team Members
	As of December 31,
Operating Function	2013	2012	2011
Originations	376	386	306
Servicing	663	622	491
Support	278	256	240
Total	1,317	1,264	1,037

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

We use debt financing to fund new Loans and pay Dealer Holdback.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) revolving secured warehouse (“Warehouse”) facilities; (3) asset-backed secured financings (“Term ABS”); and (4) senior notes.  We cannot guarantee that the revolving secured line of credit or the Warehouse facilities will continue to be available beyond their current maturity dates, on acceptable terms, or at all, or that we will be able to obtain additional financing on acceptable terms or at all.  The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, our financial position, our results of operations, and the capacity for additional borrowing under our existing financing arrangements.  If our various financing alternatives were to become limited or unavailable, we may be unable to maintain or grow Consumer Loan volume at the level that we anticipate and our operations could be materially adversely affected.

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

In recent years, there has been turbulence in the global capital markets and the overall economy.  Such turbulence can result in disruptions in the financial sector and affect lenders with which we have relationships.  Disruptions in the financial sector may increase our exposure to credit risk and adversely affect the ability of lenders to perform under the terms of their lending arrangements with us.  Failure by our lenders to perform under the terms of our lending arrangements could cause us to incur additional costs that may adversely affect our liquidity, financial condition and results of operations.  While overall market conditions have improved, there can be no assurance that future disruptions in the financial sector will not occur that could have similar adverse effects on our business.

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

The automobile finance market for consumers who do not qualify for conventional automobile financing is large and highly competitive.  The market is served by a variety of companies including "buy here, pay here" dealerships.  The market is also currently served by banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned.  Many of these companies are much larger and have greater financial resources than are available to us, and many have long standing relationships with automobile dealerships.  Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and consumers.  Due to increasing competition in the automobile finance market, the average loan volume per our active Dealers declined 11.5% for the year ended December 31, 2013.  During 2012, we also increased the advance rate on Dealer Loans as a result of increased competition.  We may be unable to compete successfully in the automobile finance market or, due to the intense competition in this market, our results of operations, cash flows and financial condition may be adversely affected as we adjust our business in response to competitive pressures.  Increasing advance rates on Dealer Loans has the impact of reducing the return on capital we expect to earn on Loans.  Additionally, if we are unsuccessful in maintaining and expanding our relationships with Dealers, we may be unable to accept Consumer Loans in the volume and on the terms that we anticipate.

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

Credit rating agencies evaluate us, and their ratings of our debt and creditworthiness are based on a number of factors.  These factors include our financial strength and other factors not entirely within our control, including conditions affecting the financial services industry generally.  In light of the difficulties that faced the financial services industry and the financial markets in recent years, there can be no assurance that we will maintain our current ratings.  Failure to maintain those ratings could, among other things, adversely limit our access to the capital markets and affect the cost and other terms upon which we are able to obtain financing.

We may incur substantially more debt and other liabilities.  This could exacerbate further the risks associated with our current debt levels.

We may be able to incur substantial additional debt in the future.  Although the terms of our debt instruments contain restrictions on our ability to incur additional debt, these restrictions are subject to exemptions that could permit us to incur a substantial amount of additional debt.  In addition, our debt instruments do not prevent us from incurring liabilities that do not constitute indebtedness as defined for purposes of those debt instruments.  If new debt or other liabilities are added to our current debt levels, the risks associated with our having substantial debt could intensify.

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

We have relationships with TPPs to administer vehicle service contract and GAP products underwritten by third party insurers and financed by us.  We depend on these TPPs to evaluate and pay claims in an accurate and timely manner.  We also have relationships with TPPs to sell and administer GPS-SID.  If our relationships with these TPPs were modified, disrupted, or terminated, we would need to obtain these services from an alternative administrator or provide them using our internal resources.  We may be unable to replace these TPPs with a suitable alternative in a timely and efficient manner on terms we consider acceptable, or at all.  In the event we were unable to effectively administer our ancillary products offerings, we may need to eliminate or suspend our ancillary product offerings from our future business, we may experience a decline in the performance of our Consumer Loans, our reputation in the marketplace could be undermined, and our financial position, liquidity and results of operations could be adversely affected.

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

Dealers are located throughout the United States.  During the year ended December 31, 2013, our five largest states (measured by advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program) contained 31.6% of our Dealers. While we believe we have a diverse geographic presence, for the near term, we expect that significant amounts of Consumer Loan assignments will continue to be generated by Dealers in these five states due to the number of Dealers in these states and currently prevailing economic, demographic, regulatory, competitive and other conditions in these states. Changes to conditions in these states could lead to an increase in Dealer attrition or a reduction in demand for our service that could materially adversely affect our financial position, liquidity and results of operations.

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

A small number of our shareholders have the ability to significantly influence matters requiring shareholder approval and such shareholders have interests which may conflict with the interests of our other security holders.

As of December 31, 2013, based on filings made with the SEC and other information made available to us, our Chairman and founder beneficially owned 19.0% of our common stock, his former spouse and their daughter beneficially owned 10.9% and 24.5%, respectively, of our common stock, and Prescott General Partners, LLC and its affiliates beneficially owned 14.2% of our common stock.  As a result, these few shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

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

Our headquarters is located at 25505 West Twelve Mile Road, Southfield, Michigan 48034.  We purchased the office building in 1993 and have a mortgage loan from a commercial bank that is secured by a first mortgage lien on the property.  The office building includes approximately 136,000 square feet of space on five floors.  We occupy approximately 125,000 square feet of the building, with most of the remainder of the building leased to various tenants.

We lease approximately 52,000 square feet of office space in Southfield, Michigan and approximately 31,000 square feet of office space in Henderson, Nevada.  The multiple leases for the Southfield, Michigan space expire in September 2018, April 2019 and July 2019.  The lease for the Henderson, Nevada space expires in December 2017.

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

Stock Price

During the year ended December 31, 2013 our common stock was traded on The Nasdaq Global Market® (“Nasdaq”) under the symbol “CACC”.  The following table sets forth the high and low sale prices as reported by the Nasdaq for the common stock for the relevant periods during 2013, 2012 and 2011.

	2013		2012		2011
Quarters Ended	High	Low	High	Low	High	Low
March 31	$128.90	$95.54	$107.09	$76.95	$72.55	$53.04
June 30	121.85	95.71	101.81	80.00	84.50	71.00
September 30	115.65	101.26	104.97	83.82	86.87	56.55
December 31	132.20	107.25	102.58	80.40	93.10	60.09

As of February 7, 2014, we had 155 shareholders of record and approximately 5,600 beneficial holders of our common stock based upon securities position listings furnished to us.

Dividends

We have not paid any cash dividends during the periods presented.  Our debt agreements contain financial covenants which may indirectly limit the payment of dividends on common stock.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the period beginning January 1, 2009 and ending on December 31, 2013 with the cumulative total return on the Nasdaq Market Index and a peer group index based upon approximately 100 companies included in the Dow Jones – US General Financial Index.  The comparison assumes that $100 was invested on January 1, 2009 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CREDIT ACCEPTANCE CORPORATION
NASDAQ MARKET INDEX AND DJ US GENERAL FINANCE INDEX

DOLLARS
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
1/1/2009
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
Credit Acceptance Corp.
NASDAQ Market Index
DJ US General Finance

Stock Repurchases

On August 5, 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 7, 2013, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of December 31, 2013, we had authorization to repurchase 324,456 shares of our common stock.

The following table summarizes our stock repurchases for the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2013	48,229	$110.11	48,229	346,541
November 1 through November 30, 2013	22,085	120.48	22,085	324,456
December 1 through December 31, 2013	–	–	–	324,456
	70,314	$113.37	70,314

ITEM 6.	SELECTED FINANCIAL DATA

The selected income statement and balance sheet data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements as of and for the years ended December 31, 2013, 2012 and 2011, and notes thereto and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K, which is incorporated herein by reference.

(In millions, except share and per share data)	Years Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data:
Revenue	$682.1	$609.2	$525.2	$442.1	$380.7
Costs and expenses:
Salaries and wages	87.3	82.2	63.0	61.3	66.9
General and administrative	34.4	30.5	25.6	26.4	30.4
Sales and marketing	34.5	31.2	23.6	19.7	14.8
Provision for credit losses	21.9	24.0	29.0	10.0	(12.2)
Interest	65.0	63.4	57.2	47.8	32.4
Provision for claims	40.8	34.8	30.4	23.4	19.3
Total costs and expenses	283.9	266.1	228.8	188.6	151.6
Income from continuing operations before provision for income taxes	398.2	343.1	296.4	253.5	229.1
Provision for income taxes	145.1	123.4	108.4	83.4	83.0
Income from continuing operations	253.1	219.7	188.0	170.1	146.1
Gain from discontinued operations	–	–	–	–	0.2
Net income	$253.1	$219.7	$188.0	$170.1	$146.3

Net income per share:
Basic	$10.61	$8.65	$7.15	$5.79	$4.78
Diluted	$10.54	$8.58	$7.07	$5.67	$4.62
Income from continuing operations per share:
Basic	$10.61	$8.65	$7.15	$5.79	$4.77
Diluted	$10.54	$8.58	$7.07	$5.67	$4.61
Gain from discontinued operations per share:
Basic	$–	$–	$–	$–	$0.01
Diluted	$–	$–	$–	$–	$0.01
Weighted average shares outstanding:
Basic	23,850,789	25,409,655	26,302,289	29,393,309	30,590,142
Diluted	24,009,593	25,598,956	26,600,855	29,984,819	31,668,895

Balance Sheet Data:
Loans receivable, net	$2,212.8	$1,933.5	$1,598.6	$1,218.0	$1,050.0
All other assets	220.6	199.7	160.0	125.5	126.2
Total assets	$2,433.4	$2,133.2	$1,758.6	$1,343.5	$1,176.2

Total debt	$1,392.4	$1,250.8	$997.9	$685.6	$507.0
Other liabilities	290.9	260.5	220.7	183.4	171.0
Total liabilities	1,683.3	1,511.3	1,218.6	869.0	678.0
Shareholders' equity (A)	750.1	621.9	540.0	474.5	498.2
Total liabilities and shareholders' equity	$2,433.4	$2,133.2	$1,758.6	$1,343.5	$1,176.2

(A)	No dividends were paid during the periods presented.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2013, consolidated net income was $253.1 million, or $10.54 per diluted share, compared to $219.7 million, or $8.58 per diluted share, for the same period in 2012 and $188.0 million, or $7.07 per diluted share, for the same period in 2011.  The growth in 2013 and 2012 consolidated net income was primarily due to an increase in the average balance of our Loan portfolio.

Critical Success Factors

Critical success factors include our ability to accurately forecast Consumer Loan performance, access capital on acceptable terms, and maintain or grow Consumer Loan volume at the level and on the terms that we anticipate, with an objective to maximize economic profit.  Economic profit is a financial metric we use to evaluate our financial results and determine incentive compensation.  Economic profit measures how efficiently we utilize our total capital, both debt and equity, and is a function of the return on capital in excess of the cost of capital and the amount of capital invested in the business.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2013, with the forecasts as of December 31, 2012, as of December 31, 2011, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	December 31, 2013	December 31, 2012	December 31, 2011	Initial Forecast	December 31, 2012	December 31, 2011	Initial Forecast
2004	73.0%	73.0%	73.0%	73.0%	0.0%	0.0%	0.0%
2005	73.7%	73.6%	73.6%	74.0%	0.1%	0.1%	-0.3%
2006	70.0%	69.9%	70.0%	71.4%	0.1%	0.0%	-1.4%
2007	67.9%	68.0%	68.1%	70.7%	-0.1%	-0.2%	-2.8%
2008	70.1%	70.3%	70.0%	69.7%	-0.2%	0.1%	0.4%
2009	79.2%	79.5%	79.4%	71.9%	-0.3%	-0.2%	7.3%
2010	77.0%	77.3%	76.8%	73.6%	-0.3%	0.2%	3.4%
2011	74.1%	74.1%	73.2%	72.5%	0.0%	0.9%	1.6%
2012	73.5%	72.2%	–	71.4%	1.3%	–	2.1%
2013	73.3%	–	–	72.0%	–	–	1.3%

Consumer Loans assigned in 2009 through 2013 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates.  For all other assignment years presented, actual results have been very close to our initial estimates.

For the year ended December 31, 2013, forecasted collection rates improved for Consumer Loans assigned in 2012 and 2013 , declined for Consumer Loans assigned in 2008 through 2010 and were generally consistent with expectations at the start of the period for all other assignment years presented.  During the second quarter of 2013, we implemented an enhanced forecasting methodology that contributed to these collection rate variances.

Forecasting collection rates accurately at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we currently forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2013.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of December 31, 2013
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2004	73.0%	44.0%	29.0%	99.9%
2005	73.7%	46.9%	26.8%	99.7%
2006	70.0%	46.6%	23.4%	99.3%
2007	67.9%	46.5%	21.4%	98.8%
2008	70.1%	44.6%	25.5%	98.4%
2009	79.2%	43.9%	35.3%	98.3%
2010	77.0%	44.7%	32.3%	93.0%
2011	74.1%	45.5%	28.6%	76.1%
2012	73.5%	46.3%	27.2%	50.8%
2013	73.3%	47.6%	25.7%	17.1%

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

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of December 31, 2013 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %
Dealer Loans	2007	67.9%	45.8%	22.1%
	2008	70.6%	43.3%	27.3%
	2009	79.2%	43.5%	35.7%
	2010	77.0%	44.4%	32.6%
	2011	74.0%	45.2%	28.8%
	2012	73.5%	46.1%	27.4%
	2013	73.2%	47.2%	26.0%

Purchased Loans	2007	68.2%	49.1%	19.1%
	2008	69.4%	46.7%	22.7%
	2009	79.3%	45.2%	34.1%
	2010	76.9%	46.2%	30.7%
	2011	74.5%	47.5%	27.0%
	2012	74.1%	48.0%	26.1%
	2013	74.0%	51.4%	22.6%

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio is 1.9:1 as of December 31, 2013.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last three years as compared to the same period in the previous year:
	Year over Year Percent Change
For the Year Ended December 31,	Unit Volume	Dollar Volume (1)
2011	30.2%	43.5%
2012	6.7%	7.1%
2013	6.4%	8.7%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

Consumer Loan assignment volumes depend on a number of factors including (1) the overall demand for our product, (2) the amount of capital available to fund new Loans, and (3) our assessment of the volume that our infrastructure can support.  Our pricing strategy is intended to maximize the amount of economic profit we generate, within the confines of capital and infrastructure constraints

Unit and dollar volumes grew 6.4% and 8.7%, respectively, during 2013 as the number of active Dealers grew 20.2% and average volume per active Dealer declined 11.5%.  We believe the decline in volume per Dealer is the result of increased competition.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			% Change
	2013	2012	2011	2013 to 2012	2012 to 2011
Consumer Loan unit volume	202,250	190,023	178,074	6.4%	6.7%
Active Dealers (1)	6,394	5,319	3,998	20.2%	33.0%
Average volume per active Dealer	31.6	35.7	44.5	-11.5%	-19.8%

(1)	Active Dealers are Dealers who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2013	2012	% Change	2012	2011	% Change

Consumer Loan unit volume from Dealers active both periods	170,219	176,680	-3.7%	157,735	168,314	-6.3%
Dealers active both periods	3,965	3,965	–	3,192	3,192	–
Average volume per Dealers active both periods	42.9	44.6	-3.7%	49.4	52.7	-6.3%

Consumer Loan unit volume from new Dealers	31,414	31,705	-0.9%	31,705	22,419	41.4%
New active Dealers (1)	2,382	2,070	15.1%	2,070	1,403	47.5%
Average volume per new active Dealers	13.2	15.3	-13.7%	15.3	16.0	-4.4%

Attrition (2)	-7.0%	-5.5%		-5.5%	-6.0%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.
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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Years Ended December 31,
	2013	2012	2011
Dealer Loan unit volume as a percentage of total unit volume	93.5%	93.7%	92.5%
Dealer Loan dollar volume as a percentage of total dollar volume (1)	91.6%	92.0%	90.4%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

For the year ended December 31, 2013, Dealer Loan unit and dollar volume as a percentage of total unit and dollar volume were generally consistent with the same periods in 2012 and 2011.

As of December 31, 2013 and 2012, the net Dealer Loans receivable balance was 89.0% and 88.0%, respectively, of the total net Loans receivable balance.

Results of Operations

The following is a discussion of our results of operations and income statement data on a consolidated basis:

(In millions, except share and per share data)				% Change
	For the Years Ended December 31,			2013 to	2012 to
	2013	2012	2011	2012	2011
Revenue:
Finance charges	$590.4	$538.2	$460.6	9.7%	16.8%
Premiums earned	51.5	47.1	40.0	9.3%	17.8%
Other income	40.2	23.9	24.6	68.2%	-2.8%
Total revenue	682.1	609.2	525.2	12.0%	16.0%
Costs and expenses:
Salaries and wages	87.3	82.2	63.0	6.2%	30.5%
General and administrative	34.4	30.5	25.6	12.8%	19.1%
Sales and marketing	34.5	31.2	23.6	10.6%	32.2%
Provision for credit losses	21.9	24.0	29.0	-8.8%	-17.2%
Interest	65.0	63.4	57.2	2.5%	10.8%
Provision for claims	40.8	34.8	30.4	17.2%	14.5%
Total costs and expenses	283.9	266.1	228.8	6.7%	16.3%
Income before provision for income taxes	398.2	343.1	296.4	16.1%	15.8%
Provision for income taxes	145.1	123.4	108.4	17.6%	13.8%
Net income	$253.1	$219.7	$188.0	15.2%	16.9%

Net income per share:
Basic	$10.61	$8.65	$7.15	22.7%	21.0%
Diluted	$10.54	$8.58	$7.07	22.8%	21.4%
Weighted average shares outstanding:
Basic	23,850,789	25,409,655	26,302,289	-6.1%	-3.4%
Diluted	24,009,593	25,598,956	26,600,855	-6.2%	-3.8%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table highlights changes in net income for the year ended December 31, 2013, as compared to 2012:

(In millions)	Change
Net income for the year ended December 31, 2012	$219.7
Increase in finance charges	52.2
Increase in premiums earned	4.4
Increase in other income	16.3
Increase in operating expenses (1)	(12.3)
Decrease in provision for credit losses	2.1
Increase in interest	(1.6)
Increase in provision for claims	(6.0)
Increase in provision for income taxes	(21.7)
Net income for the year ended December 31, 2013	$253.1

    (1) Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the year ended December 31, 2013, finance charges increased $52.2 million, or 9.7%, as compared to 2012.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2013	2012	Change
Average net Loans receivable balance	$2,088.4	$1,797.0	$291.4
Average yield on our Loan portfolio	28.3%	30.0%	-1.7%

The following table summarizes the impact each component had on the overall increase in finance charges for the year ended December 31, 2013:

(In millions)	For the Year Ended
Impact on finance charges:	December 31, 2013
Due to an increase in the average net Loans receivable balance	$87.3
Due to a decrease in the average yield	(35.1)
Total increase in finance charges	$52.2

The increase in the average net Loans receivable balance was primarily due to growth in new Consumer Loan assignments in recent years, which resulted in the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans throughout 2012 and 2013.  The growth in new Consumer Loan assignments in recent years was the result of an increase in active Dealers, partially offset by a decline in volume per active Dealer.  The average yield on our Loan portfolio for the year ended December 31, 2013 decreased as compared to the same period in 2012 due to higher advance rates on new Consumer Loan assignments, partially offset by improvements in forecasted collection rates throughout 2012 and 2013.

Premiums Earned.  For the year ended December 31, 2013, premiums earned increased $4.4 million, or 9.3%, as compared to 2012.  The increase was primarily due to growth in the size of our reinsurance portfolio, which was the result of premiums written on vehicle service contracts from new Consumer Loan assignments throughout 2012 and 2013.

Other Income.  For the year ended December 31, 2013, other income increased $16.3 million, or 68.2%, as compared to 2012.  The increase was primarily due to:

•	A $7.6 million increase in GPS-SID fee income due to an increase in the fee earned per unit purchased by Dealers from TPPs.
•	A $6.0 million increase in vehicle service contract profit sharing income primarily as a result of a new profit sharing arrangement we entered into with one of our TPPs during 2012.

Operating Expenses.  For the year ended December 31, 2013, operating expenses increased $12.3 million, or 8.5%, as compared to 2012.  The change in operating expenses was primarily due to the following:

•	An increase in salaries and wages expense of $5.1 million, or 6.2%, comprised of the following:
•	An increase of $8.8 million, excluding stock-based compensation, primarily related to increases of $4.9 million for our servicing function and $4.2 million for our support function.
•	A decrease of $3.7 million in stock-based compensation expense primarily due to a change in the expected vesting period of performance-based stock awards.
•	An increase in general and administrative expenses of $3.9 million, or 12.8%, primarily as a result of an increase related to legal fees.
•	An increase in sales and marketing expense of $3.3 million, or 10.6%, primarily as a result of an increase in the size of our field sales force and an increase in Dealer support products and services.

Provision for Credit Losses.  For the year ended December 31, 2013, the provision for credit losses decreased $2.1 million, or 8.8%, as compared to 2012.  Under accounting principles generally accepted in the United States of America (“GAAP”), when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the year ended December 31, 2013, overall Consumer Loan performance exceeded our expectations at the start of the year.  However, the performance of certain Loan pools declined from our expectations during the year, resulting in a provision for credit losses of $21.9 million for the year ended December 31, 2013, of which $21.3 million related to Dealer Loans and $0.6 million related to Purchased Loans.  The provision for credit losses included $3.0 million in expense related to our implementation of an enhanced forecasting methodology during the second quarter of 2013, of which $1.2 million related to Dealer Loans and $1.8 million related to Purchased Loans.  For additional information, see Note 5 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.  During the year ended December 31, 2012 overall Consumer Loan performance exceeded our expectations at the start of the year.  However, the performance of certain Loan pools declined from our expectations during the year, resulting in a provision for credit losses of $24.0 million for the year ended December 31, 2012, of which $27.1 million related to Dealer Loans partially offset by a reversal of provision of $3.1 million related to Purchased Loans.  The provision for credit losses related to Dealer Loans includes $2.8 million in expense related to an enhancement made to the computations used to account for Dealer Loans during the fourth quarter of 2012.  For additional information, see Note 5 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Interest.  For the year ended December 31, 2013, interest expense increased $1.6 million, or 2.5%, as compared to 2012.  The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the years ended December 31, 2013 and 2012:

(Dollars in millions)	For the Years Ended December 31,
	2013	2012
Interest expense	$65.0	$63.4
Average outstanding debt balance	1,372.3	1,150.4
Average cost of debt	4.7%	5.5%

For the year ended December 31, 2013, the increase in interest expense was primarily due to an increase in the average outstanding debt balance partially offset by a decrease in our average cost of debt.  The average outstanding debt balance increased compared to the same period in 2012 due to the use of the debt proceeds to fund the growth in new Consumer Loan assignments and stock repurchases.  The decrease in our average cost of debt was primarily a result of a change in the mix of our outstanding debt.

Provision for Claims.  For the year ended December 31, 2013, provision for claims increased $6.0 million, or 17.2%, as compared to 2012.  The increase was due to an increase in the size of our reinsurance portfolio, as well as an increase in the amount of claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the year ended December 31, 2013, the effective tax rate of 36.4% was generally consistent with the effective tax rate of 36.0% in 2012.

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

The increase in the average net Loans receivable balance was primarily due to growth in new Consumer Loan assignments in recent years, which resulted in the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans throughout 2011 and 2012.  The growth in new Consumer Loan assignments in recent years was the result of an increase in active Dealers, partially offset by a decline in volume per active Dealer.  The average yield on our Loan portfolio for the year ended December 31, 2012 decreased as compared to the same period in 2011 due to higher advance rates on new Consumer Loan assignments, partially offset by improvements in forecasted collection rates throughout 2011 and 2012.

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

•	A $3.9 million increase in GPS-SID fee income due to increases in both the fee earned per unit and the number of units purchased by dealers from TPPs.
•	A $1.1 million increase in vehicle service contract profit sharing income as a result of a new profit sharing arrangement we entered into with one of our TPPs during 2012.

Operating Expenses.  For the year ended December 31, 2012, operating expenses increased $31.7 million, or 28.3%, as compared to the same period in 2011.  The change in operating expenses is due to the following:

•	An increase in salaries and wages expense of $19.2 million, or 30.5%, comprised of the following:
•	An increase of $10.3 million in stock-based compensation expense primarily attributable to the 15 year stock award granted to our Chief Executive Officer during the first quarter of 2012.
•
An increase of $6.9 million in salaries and wages, excluding the increase in stock-based compensation and fringe benefits, related to increases of $4.2 million for our servicing function, $2.2 million for our support function and $0.5 million for our originations function.

•	An increase of $2.0 million in fringe benefits, primarily related to medical claims.
•	An increase in sales and marketing expense of $7.6 million, or 32.2%, primarily as a result of the increase in the size of the field sales force.
•
An increase in general and administrative expense of $4.9 million, or 19.1%, primarily due to an increase in information technology expenses, an expense incurred related to the termination of our relationship with a TPP during the fourth quarter of 2012, an increase in legal fees and higher taxes primarily as a result of a property tax refund recognized in the first quarter of 2011.

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

Finance Charge Revenue & Allowance for Credit Losses

Nature of Estimates Required.  We estimate the amount and timing of future collections and Dealer Holdback payments.  These estimates impact loans receivable and allowance for credit losses on our balance sheet and finance charges and provision for credit losses on our income statement.

Assumptions and Approaches Used.  For accounting purposes, we are not considered to be an originator of Consumer Loans, but instead are considered to be a lender to our Dealers for Consumer Loans assigned under our Portfolio Program, and a purchaser of Consumer Loans assigned under our Purchase Program.  As a result of this classification, our accounting policies for recognizing finance charge revenue and determining our allowance for credit losses may be different from other lenders in our market, who, based on their different business models, may be considered to be a direct lender to consumers for accounting purposes.  For additional information regarding our classification as a lender to our Dealers for accounting purposes, see Note 1 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Key Factors.  Variances in the amount and timing of future net cash flows from current estimates could materially impact earnings in future periods.  A 1% decline in the forecasted future net cash flows on Loans as of December 31, 2013 would have reduced 2013 net income by approximately $8.9 million.

Premiums Earned

Nature of Estimates Required.  We estimate the pattern of future claims on vehicle service contracts.  These estimates impact accounts payable and accrued liabilities on our balance sheet and premiums earned on our income statement.

Assumptions and Approaches Used.  Premiums from the reinsurance of vehicle service contracts are recognized over the life of the policy in proportion to the expected costs of servicing those contracts.  Expected costs are determined based on our historical claims experience.  In developing our cost expectations, we stratify our historical claims experience into groupings based on contractual term, as this characteristic has led to different patterns of cost incurrence in the past.  We will continue to update our analysis of historical costs under the vehicle service contract program as appropriate, including the consideration of other characteristics that may have led to different patterns of cost incurrence, and revise our revenue recognition timing for any changes in the pattern of our expected costs as they are identified.

Key Factors.  Variances in the pattern of future claims from our current estimates would impact the timing of premiums recognized in future periods.  A 10% change in premiums earned for the year ended December 31, 2013 would have affected 2013 net income by approximately $3.2 million.

Stock-Based Compensation Expense

Nature of Estimates Required.  Stock-based compensation expense is based on the fair value on the date the equity instrument is granted or awarded by us, and is recognized over the expected vesting period of the equity instrument.  We also estimate expected forfeiture rates of restricted stock awards.  These estimates impact paid in capital on our balance sheet and salaries and wages on our income statement.

Assumptions and Approaches Used.  In recognizing restricted stock-based compensation expense, we make assumptions regarding the expected forfeiture rates of the restricted stock awards.  We also make assumptions regarding the expected vesting dates of performance-based restricted stock awards.

The fair value of restricted stock awards are estimated as if they were vested and issued on the grant date and are recognized over the expected vesting period of the restricted stock award.  For additional information, see Notes 2 and 14 to the consolidated financial statements contained in Item 8 of this Form 10-K, which are incorporated herein by reference.

Key Factors.  Changes in the expected vesting dates of performance-based restricted stock awards and expected forfeiture rates would impact the amount and timing of stock-based compensation expense recognized in future periods.  A 10% change in stock-based compensation expense for the year ended December 31, 2013 would have affected 2013 net income by approximately $0.5 million.

Litigation and Contingent Liabilities

Nature of Estimates Required.  We estimate the likelihood of adverse legal judgments and any resulting damages owed.  These estimates impact accounts payable and accrued liabilities on our balance sheet and are general and administrative expenses on our income statement.

Assumptions and Approaches Used.  With assistance from our legal counsel, we determine if the likelihood of an adverse judgment for various claims and litigation is remote, reasonably possible, or probable.  To the extent we believe an adverse judgment is probable and the amount of the judgment is estimable, we recognize a liability.  For information regarding the potential various claims against us, see Note 17 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Key Factors.  Negative variances in the ultimate disposition of claims and litigation outstanding from current estimates could result in additional expense in future periods.

Uncertain Tax Positions

Nature of Estimates Required.  We estimate the impact of an uncertain income tax position on the income tax return.  These estimates impact income taxes receivable and accounts payable and accrued liabilities on our balance sheet and provision for income taxes on our income statement.

Assumptions and Approaches Used.  We follow a two-step approach for recognizing uncertain tax positions.  First, we evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any.  Second, for positions that we determine are more-likely-than-not to be sustained, we recognize the tax benefit as the largest benefit that has a greater than 50% likelihood of being sustained.  We establish a reserve for uncertain tax positions liability that is comprised of unrecognized tax benefits and related interest.  We adjust this liability in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or more information becomes available.

Key Factors.  To the extent we prevail in matters for which a liability has been established or are required to pay amounts in excess of our established liability, our effective income tax rate in future periods could be materially affected.  Our 2011 federal income tax return is currently under audit by the Internal Revenue Service.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.  There are various restrictive debt covenants for each financing arrangement and we are in compliance with those covenants as of December 31, 2013.  For information regarding these financings and the covenants included in the related documents, see Note 8 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

During the second quarter of 2013, we extended the date on which Warehouse IV will cease to revolve from February 19, 2014 to April 5, 2016.  The interest rate on borrowings under the facility was decreased from LIBOR plus 275 basis points to LIBOR plus 225 basis points.  During the fourth quarter of 2013, the interest rate on borrowings under Warehouse IV was decreased from LIBOR plus 225 basis points to LIBOR plus 200 basis points.  There were no other material changes to the terms of the facility.

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

During the fourth quarter of 2013, we completed a $197.8 million Term ABS financing, which was used to repay outstanding indebtedness.  The financing has an expected annualized cost of approximately 2.1% (including the initial purchaser’s fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed loans.

During January 2014, we issued $300 million of 6.125% senior notes due 2021 (the “2021 senior notes”) in a private offering exempt from registration under the Securities Act of 1933.  We intend to use the net proceeds from the 2021 senior notes, together with borrowings under our revolving credit facility, to redeem in full the $350.0 million outstanding principal amount of our 9.125% senior notes due 2017 (the “2017 senior notes”).  In accordance with the terms of the indenture governing the 2017 senior notes, we have provided an irrevocable notice of our election to redeem all of the outstanding 2017 senior notes on February 21, 2014 (the “Redemption Date”).  We expect that the 2017 senior notes will be redeemed on the Redemption Date at a redemption price equal to 104.563% of the principal amount thereof, plus accrued and unpaid interest to but excluding the Redemption Date.  For the quarter ended March 31, 2014, we expect to recognize a pre-tax loss on the extinguishment of debt of $21.7 million related to the redemption of the 2017 senior notes.

Cash and cash equivalents decreased to $4.2 million as of December 31, 2013 from $9.0 million as of December 31, 2012.  Our total balance sheet indebtedness increased to $1,392.4 million as of December 31, 2013 from $1,250.8 million as of December 31, 2012 due to the growth in new Consumer Loan assignments and stock repurchases.

Restricted cash and cash equivalents increased to $111.3 million as of December 31, 2013 from $92.4 million as of December 31, 2012.  The following table summarizes restricted cash and cash equivalents:

(In millions)	As of December 31,
	2013	2012
Cash related to secured financings	$110.1	$90.2
Cash held in VSC Re trusts for future vehicle service contract claims (1)	1.2	2.2
Total restricted cash and cash equivalents	$111.3	$92.4

(1)	The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.

As of December 31, 2013 and 2012, restricted securities available for sale were $53.6 million and $46.1 million, respectively.  Restricted securities available for sale consist of amounts held in accordance with vehicle service contract trust agreements.

Contractual Obligations

A summary of the total future contractual obligations requiring repayments as of December 31, 2013 is as follows:

(In millions)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt, including current maturities (1)(2)	$1,392.2	$362.0	$680.2	$350.0	$–	$–
Dealer Holdback (3)	639.5	114.2	274.5	168.0	82.8	–
Operating lease obligations	6.3	1.4	2.7	2.0	0.2	–
Purchase obligations (4)	3.8	1.9	0.8	0.8	0.3	–
Other future obligations (5)	13.2	–	–	–	–	13.2
Total contractual obligations	$2,055.0	$479.5	$958.2	$520.8	$83.3	$13.2

(1)
Long-term debt obligations included in the above table consist solely of principal repayments.  The amounts are presented on a gross basis to exclude the net unamortized debt premium of $0.2 million.  We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 8 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.  Based on the actual amounts outstanding under our revolving secured line of credit, our Warehouse facilities, and our senior notes as of December 31, 2013, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of December 31, 2013, interest is expected to be approximately $48.9 million during 2014; $40.5 million during 2015; and $50.5 million during 2016 and thereafter.

(2)
For subsequent event information affecting the maturity of senior notes, see Note 18 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

(3)
We have contractual obligations to pay Dealer Holdback to our Dealers.  Payments of Dealer Holdback are contingent upon the receipt of consumer payments and the repayment of advances.  The amounts presented represent our forecast as of December 31, 2013.

(4)	Purchase obligations consist primarily of contractual obligations related to our information system and facility needs.
(5)
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

As of December 31, 2013, we had $102.8 million of floating rate debt outstanding on our revolving secured line of credit, without interest rate protection.  For every 1.0% increase in rates on our revolving secured line of credit, annual after-tax earnings would decrease by approximately $0.6 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2013, we had an interest rate cap agreement outstanding to manage the interest rate risk on Warehouse Facility II.  However, as of December 31, 2013, there was no floating debt outstanding under this facility.

As of December 31, 2013, we had an interest rate cap agreement outstanding to manage the interest rate risk on Warehouse Facility III.  However, as of December 31, 2013, there was no floating debt outstanding under this facility.

As of December 31, 2013, we had an interest rate cap agreement outstanding to manage the interest rate risk on Warehouse Facility IV.  However, as of December 31, 2013, there was no floating debt outstanding under this facility.

New Accounting Updates

See Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference, for information concerning the following new accounting updates and the impact of the implementation of these updates on our financial statements:

•	Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
•	Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
•	Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
•	Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

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

We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Acceptance Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013 based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 14, 2014

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)	As of December 31,
	2013	2012
ASSETS:
Cash and cash equivalents	$4.2	$9.0
Restricted cash and cash equivalents	111.3	92.4
Restricted securities available for sale	53.6	46.1

Loans receivable (including $7.5 and $5.9 from affiliates as of December 31, 2013 and December 31, 2012, respectively)	2,408.2	2,109.9
Allowance for credit losses	(195.4)	(176.4)
Loans receivable, net	2,212.8	1,933.5

Property and equipment, net	22.3	22.2
Income taxes receivable	1.1	1.1
Other assets	28.1	28.9
Total Assets	$2,433.4	$2,133.2

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$113.8	$105.8
Revolving secured line of credit	102.8	43.5
Secured financing	935.6	853.0
Mortgage note	3.8	4.0
Senior notes	350.2	350.3
Deferred income taxes, net	157.2	148.4
Income taxes payable	19.9	6.3
Total Liabilities	1,683.3	1,511.3

Commitments and Contingencies - See Note 17

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 80,000,000 shares authorized, 22,943,078 and 24,114,896 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	0.2	0.2
Paid-in capital	63.2	53.4
Retained earnings	686.9	568.4
Accumulated other comprehensive loss	(0.2)	(0.1)
Total Shareholders' Equity	750.1	621.9
Total Liabilities and Shareholders' Equity	$2,433.4	$2,133.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)	For the Years Ended December 31,
	2013	2012	2011
Revenue:
Finance charges	$590.4	$538.2	$460.6
Premiums earned	51.5	47.1	40.0
Other income	40.2	23.9	24.6
Total revenue	682.1	609.2	525.2
Costs and expenses:
Salaries and wages	87.3	82.2	63.0
General and administrative	34.4	30.5	25.6
Sales and marketing	34.5	31.2	23.6
Provision for credit losses	21.9	24.0	29.0
Interest	65.0	63.4	57.2
Provision for claims	40.8	34.8	30.4
Total costs and expenses	283.9	266.1	228.8
Income before provision for income taxes	398.2	343.1	296.4
Provision for income taxes	145.1	123.4	108.4
Net income	$253.1	$219.7	$188.0

Net income per share:
Basic	$10.61	$8.65	$7.15
Diluted	$10.54	$8.58	$7.07

Weighted average shares outstanding:
Basic	23,850,789	25,409,655	26,302,289
Diluted	24,009,593	25,598,956	26,600,855

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	For the Years Ended December 31,
	2013	2012	2011
Net income	$253.1	$219.7	$188.0
Other comprehensive income (loss):
Unrealized gain on cash flow hedge, net of tax of $(0.1) for 2011	–	–	0.1
Unrealized loss on securities, net of tax of $0.1 for 2012	(0.1)	(0.1)	–
Other comprehensive income (loss)	(0.1)	(0.1)	0.1
Comprehensive income	$253.0	$219.6	$188.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In millions, except share data)
	Common Stock
	Number	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2011	27,303,946	$0.3	$31.0	$443.3	$(0.1)	$474.5
Net income	–	–	–	188.0	–	188.0
Other comprehensive income	–	–	–	–	0.1	0.1
Stock-based compensation	–	–	1.9	–	–	1.9
Restricted stock awards, net of forfeitures	(842)	–	–	–	–	–
Repurchase of common stock	(1,979,444)	–	(0.4)	(130.4)	–	(130.8)
Stock options exercised	300,024	–	2.9	–	–	2.9
Tax benefits from stock-based compensation plans	–	–	3.4	–	–	3.4
Balance, December 31, 2011	25,623,684	0.3	38.8	500.9	–	540.0
Net income	–	–	–	219.7	–	219.7
Other comprehensive income (loss)	–	–	–	–	(0.1)	(0.1)
Stock-based compensation	–	–	12.2	–	–	12.2
Restricted stock awards, net of forfeitures	195,679	–	–	–	–	–
Repurchase of common stock	(1,740,372)	(0.1)	(0.2)	(152.2)	–	(152.5)
Stock options exercised	35,905	–	0.6	–	–	0.6
Tax benefits from stock-based compensation plans	–	–	2.0	–	–	2.0
Balance, December 31, 2012	24,114,896	0.2	53.4	568.4	(0.1)	621.9
Net income	–	–	–	253.1	–	253.1
Other comprehensive income (loss)	–	–	–	–	(0.1)	(0.1)
Stock-based compensation	–	–	8.5	–	–	8.5
Restricted stock awards, net of forfeitures	8,349	–	–	–	–	–
Repurchase of common stock	(1,216,015)	–	(0.6)	(134.6)	–	(135.2)
Restricted stock units converted to common stock	848	–	–	–	–	–
Stock options exercised	35,000	–	0.6	–	–	0.6
Tax benefits from stock-based compensation plans	–	–	1.3	–	–	1.3
Balance, December 31, 2013	22,943,078	$0.2	$63.2	$686.9	$(0.2)	$750.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$253.1	$219.7	$188.0
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	21.9	24.0	29.0
Depreciation	5.4	5.1	4.1
Amortization	7.8	7.1	5.9
Loss on retirement of property and equipment	0.1	–	–
Provision for deferred income taxes	8.8	25.0	15.3
Stock-based compensation	8.5	12.2	1.9
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	8.0	10.0	20.7
(Increase) decrease in income taxes receivable	–	(0.6)	11.5
Increase in income taxes payable	13.6	4.8	1.5
(Increase) decrease in other assets	(1.5)	1.3	(2.2)
Net cash provided by operating activities	325.7	308.6	275.7
Cash Flows From Investing Activities:
(Increase) decrease in restricted cash and cash equivalents	(18.9)	12.3	(38.1)
Purchases of restricted securities available for sale	(105.7)	(57.1)	(0.5)
Proceeds from sale of restricted securities available for sale	11.6	2.0	0.1
Maturities of restricted securities available for sale	86.2	9.6	0.4
Principal collected on Loans receivable	1,334.4	1,162.8	996.9
Advances to Dealers	(1,356.6)	(1,253.6)	(1,152.5)
Purchases of Consumer Loans	(124.0)	(108.8)	(122.2)
Accelerated payments of Dealer Holdback	(40.4)	(43.7)	(47.4)
Payments of Dealer Holdback	(114.2)	(115.7)	(85.2)
Net (increase) decrease in other loans	(0.4)	0.1	0.8
Purchases of property and equipment	(5.6)	(8.8)	(6.3)
Net cash used in investing activities	(333.6)	(400.9)	(454.0)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	2,816.6	2,507.4	2,384.9
Repayments under revolving secured line of credit	(2,757.3)	(2,507.8)	(2,477.7)
Proceeds from secured financing	1,004.7	1,742.0	1,164.5
Repayments of secured financing	(922.1)	(1,488.3)	(865.3)
Principal payments under mortgage note	(0.2)	(0.3)	(0.3)
Proceeds from sale of senior notes	–	–	106.0
Payments of debt issuance costs	(5.3)	(6.5)	(8.4)
Repurchase of common stock	(135.2)	(152.5)	(130.8)
Proceeds from stock options exercised	0.6	0.6	2.9
Tax benefits from stock-based compensation plans	1.3	2.0	3.4
Net cash provided by financing activities	3.1	96.6	179.2
Net (decrease) increase in cash and cash equivalents	(4.8)	4.3	0.9
Cash and cash equivalents, beginning of period	9.0	4.7	3.8
Cash and cash equivalents, end of period	$4.2	$9.0	$4.7

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$57.5	$56.2	$51.4
Cash paid during the period for income taxes	$119.6	$92.4	$76.5

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

For the Years Ended December 31,	Portfolio Program	Purchase Program
2011	92.5%	7.5%
2012	93.7%	6.3%
2013	93.5%	6.5%

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;
•	a non-recourse cash payment (“advance”) from us; and
•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

Program Enrollment

Dealers may enroll in our program by choosing one of our two enrollment options (referred to as “Option A” and “Option B”).  In recent years, the terms of Option A have remained consistent while the terms of Option B have varied.  The following table summarizes the terms of our enrollment options for the three year period ending December 31, 2013:

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

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated.  Our primary subsidiaries as of December 31, 2013 are:  Buyer’s Vehicle Protection Plan, Inc. (“BVPP”), Vehicle Remarketing Services, Inc. (“VRS”), VSC Re Company (“VSC Re”), CAC Warehouse Funding Corp. II, CAC Warehouse Funding III, LLC, CAC Warehouse Funding LLC IV, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Funding LLC 2012-1, Credit Acceptance Funding LLC 2012-2, Credit Acceptance Funding LLC 2013-1 and Credit Acceptance Funding LLC 2013-2.

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.  As of December 31, 2013 and 2012, we had $3.6 million and $4.8 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

The following table summarizes restricted cash and cash equivalents:

(In millions)	As of December 31,
	2013	2012
Cash related to secured financings	$110.1	$90.2
Cash held in VSC Re trusts for future vehicle service contract claims (1)	1.2	2.2
Total restricted cash and cash equivalents	$111.3	$92.4

(1)	The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.

As of December 31, 2013 and 2012, we had $109.5 million and $82.0 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

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

We provide Dealers the ability to offer vehicle service contracts to consumers through our relationships with Third Party Providers (“TPPs”).  A vehicle service contract provides the consumer protection by paying for the repair or replacement of certain components of the vehicle in the event of a mechanical failure.  We provide Dealers with an additional advance based on the retail price of the vehicle service contract.  TPPs process claims on vehicle service contracts that are underwritten by third party insurers.  We receive a fee for all vehicle service contracts sold by our Dealers when the vehicle is financed by us.  The fee is included in the retail price of the vehicle service contract which is added to the Consumer Loan.  We recognize our fee from the vehicle service contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.  We bear the risk of loss for claims on certain vehicle service contracts that are reinsured by us.  We market the vehicle service contracts directly to our Dealers.

We provide Dealers the ability to offer a Guaranteed Asset Protection (“GAP”) product to consumers through our relationships with TPPs.  GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer’s insurance policy in the event of a total loss of the vehicle due to severe damage or theft.  We provide Dealers with an additional advance based on the retail price of the GAP contract.  TPPs process claims on GAP contracts that are underwritten by third party insurers.  We receive a fee for all GAP contracts sold by our Dealers when the vehicle is financed by us, and do not bear any risk of loss for claims.  The fee is included in the retail price of the GAP contract which is added to the Consumer Loan.  We recognize our fee from the GAP contracts as part of finance charges on a level-yield basis based upon forecasted cash flows.

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

(In millions)	For the Years Ended December 31,
	2013	2012	2011
Net assumed written premiums	$58.2	$50.5	$47.6
Net premiums earned	51.5	47.1	40.0
Provision for claims	40.8	34.8	30.4
Amortization of capitalized acquisition costs	1.3	1.3	1.0

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of December 31,
	Balance Sheet location	2013	2012
Trust assets	Restricted cash and cash equivalents	$1.2	$2.2
Trust assets	Restricted securities available for sale	53.6	46.1
Unearned premium	Accounts payable and accrued liabilities	42.4	35.7
Claims reserve (1)	Accounts payable and accrued liabilities	1.7	1.4

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

•
Next, we evaluated the purpose and design of the trusts.  The primary purpose of the trusts is to provide TPPs with funds to pay claims on vehicle service contracts and to accumulate and provide us with proceeds from investment income and residual funds.

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

Other Income

Other income consists of the following:

(In millions)	For the Years Ended December 31,
	2013	2012	2011
Vendor fees	$15.0	$7.8	$4.2
Dealer support products and services	9.8	8.0	7.3
Ancillary product profit sharing income	8.3	3.4	7.8
Dealer enrollment fees	4.5	4.0	3.5
Other	2.6	0.7	1.8
Total	$40.2	$23.9	$24.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Vendor fees primarily consist of fees we receive from TPPs for providing Dealers in certain states the ability to purchase Global Positioning Systems (“GPS”) with Starter Interrupt Devices (“SID”).  Through this program, Dealers can install a GPS-based SID (“GPS-SID”) on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle.  Dealers purchase the GPS-SID directly from TPPs and the TPPs pay us a vendor fee for each device sold.  GPS-SID income is recognized when the unit is sold.  Vendor fees also include fee payments received on a monthly basis from vendors that process payments.  We recognize these fees as income in the period the services are provided.

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

Ancillary product profit sharing income consists of payments received from TPPs based upon the performance of GAP and vehicle service contract products.  GAP profit sharing payments are received once a year, if eligible.  Prior to the second quarter of 2011, we received and recognized GAP profit sharing payments annually in the first quarter of each year as the payments were not estimable.  During the second quarter of 2011, we began recognizing this income over the life of the GAP contracts.  During 2012, we entered into a new profit sharing arrangement with one of our vehicle service contract TPPs.  Vehicle service contract profit sharing payments are received twice a year, if eligible, and are recognized as income over the life of the vehicle service contracts.

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

Methodology Changes. For the year ended December 31, 2012, we enhanced the computations used to account for Dealer Loans and for the year ended December 31, 2013, we enhanced our methodology for forecasting future collections on Loans, both of which are described more fully in Note 5 to the consolidated financial statements.  For the three year period ended December 31, 2013, we did not make any other methodology changes for Loans that had a material impact on our financial results.

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

Deferred Debt Issuance Costs

As of December 31, 2013 and 2012, deferred debt issuance costs were $15.1 million and $17.5 million, respectively, and are included in other assets in the consolidated balance sheets.  Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for asset-backed secured financings (“Term ABS”) and senior notes and the straight-line method for lines of credit and revolving secured warehouse (“Warehouse”) facilities.

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

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our team members.  We offer matching contributions to the 401(k) plan based on each enrolled team members’ eligible annual gross pay (subject to statutory limitations).  Our matching contribution rate is equal to 100% of the first 1% participants contribute and an additional 50% of the next 5% participants contribute, for a maximum matching contribution of 3.5% of each participant’s eligible annual gross pay.  For the years ended December 31, 2013, 2012 and 2011, we recognized compensation expense of $2.2 million, $1.8 million, and $1.6 million, respectively, for our matching contributions to the plan.

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended December 31, 2013, 2012 and 2011, advertising expenses were $0.2 million, in each year.

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

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the FASB issued ASU No. 2013-11 which requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law.  ASU 2013-11 is effective for fiscal years, and interim periods, beginning after December 15, 2013, with early adoption permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on our consolidated financial statements.

Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2013 for items that could potentially be recognized or disclosed in these financial statements.  For additional information regarding subsequent events, see Note 18 to the consolidated financial statements.

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

Restricted Securities Available for Sale.  Restricted securities consist of amounts held in trusts by TPPs to pay claims on vehicle service contracts.  Securities for which we do not have the intent or ability to hold to maturity are classified as available for sale and stated at fair value.  The fair value of restricted securities are generally based on quoted market values in active markets.  For commercial paper and certificates of deposit, we use model-based valuation techniques for which all significant assumptions are observable in the market.

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

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In millions)	As of December 31,
	2013		2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$4.2	$4.2	$9.0	$9.0
Restricted cash and cash equivalents	111.3	111.3	92.4	92.4
Restricted securities available for sale	53.6	53.6	46.1	46.1
Net investment in Loans receivable	2,212.8	2,226.7	1,933.5	1,951.4

Liabilities
Revolving secured line of credit	$102.8	$102.8	$43.5	$43.5
Secured financing	935.6	938.9	853.0	863.0
Mortgage note	3.8	3.8	4.0	4.0
Senior notes	350.2	367.1	350.3	381.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS – (Concluded)

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments on a recurring basis, as of December 31, 2013 and 2012:

(In millions)
	As of December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$4.2	$–	$–	$4.2
Restricted cash and cash equivalents	111.3	–	–	111.3
Restricted securities available for sale	25.1	28.5	–	53.6
Net investment in Loans receivable	–	–	2,226.7	2,226.7

Liabilities
Revolving secured line of credit	$–	$102.8	$–	$102.8
Secured financing	–	938.9	–	938.9
Mortgage note	–	3.8	–	3.8
Senior notes	367.1	–	–	367.1

(In millions)
	As of December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$9.0	$–	$–	$9.0
Restricted cash and cash equivalents	92.4	–	–	92.4
Restricted securities available for sale (1)	24.0	22.1	–	46.1
Net investment in Loans receivable	–	–	1,951.4	1,951.4

Liabilities
Revolving secured line of credit	$–	$43.5	$–	$43.5
Secured financing	–	863.0	–	863.0
Mortgage note	–	4.0	–	4.0
Senior notes	381.9	–	–	381.9

    (1) Certificates of deposit totaling $3.3 million were reclassified from Level 1 to Level 2 to agree with current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$23.9	$–	$–	$23.9
US Government and agency securities	22.3	–	(0.2)	22.1
Certificates of deposit	4.6	–	–	4.6
Corporate bonds	3.1	–	(0.1)	3.0
Total restricted securities available for sale	$53.9	$–	$(0.3)	$53.6

(In millions)	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government and agency securities	$20.6	$–	$(0.1)	$20.5
Commercial paper	18.9	–	(0.1)	18.8
Corporate bonds	3.3	–	–	3.3
Certificates of deposit	3.3	–	–	3.3
Foreign Government bonds	0.2	–	–	0.2
Total restricted securities available for sale	$46.3	$–	$(0.2)	$46.1

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2013
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Commercial paper	$10.0	$–	$–	$–	$10.0	$–
US Government and agency securities	11.8	(0.2)	–	–	11.8	(0.2)
Certificates of deposit	1.9	–	–	–	1.9	–
Corporate bonds	2.3	(0.1)	–	–	2.3	(0.1)
Total restricted securities available for sale	$26.0	$(0.3)	$–	$–	$26.0	$(0.3)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2012
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
US Government and agency securities	$16.7	$(0.1)	$–	$–	$16.7	$(0.1)
Commercial paper	2.8	(0.1)	–	–	2.8	(0.1)
Corporate bonds	2.3	–	–	–	2.3	–
Certificates of deposit	1.5	–	–	–	1.5	–
Foreign Government bonds	0.1	–	–	–	0.1	–
Total restricted securities available for sale	$23.4	$(0.2)	$–	$–	$23.4	$(0.2)

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

(In millions)	As of December 31,
	2013		2012
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Contractual Maturity
Within one year	$41.6	$41.6	$33.8	$33.7
Over one year to five years	7.8	7.8	8.6	8.6
Over five years to ten years	4.5	4.2	3.9	3.8
Total restricted securities available for sale	$53.9	$53.6	$46.3	$46.1

5.	LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of December 31, 2013
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,155.5	$252.7	$2,408.2
Allowance for credit losses	(185.7)	(9.7)	(195.4)
Loans receivable, net	$1,969.8	$243.0	$2,212.8

(In millions)	As of December 31, 2012
	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,869.4	$240.5	$2,109.9
Allowance for credit losses	(167.4)	(9.0)	(176.4)
Loans receivable, net	$1,702.0	$231.5	$1,933.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.	LOANS RECEIVABLE – (Continued)

A summary of changes in Loans receivable is as follows:

(In millions)	For the Year Ended December 31, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,869.4	$240.5	$2,109.9
New Consumer Loan assignments (1)	1,356.6	124.0	1,480.6
Principal collected on Loans receivable	(1,204.6)	(129.8)	(1,334.4)
Accelerated Dealer Holdback payments	40.4	–	40.4
Dealer Holdback payments	114.2	–	114.2
Transfers (2)	(17.9)	17.9	–
Write-offs	(5.2)	(0.1)	(5.3)
Recoveries (3)	2.2	0.2	2.4
Net change in other loans	0.4	–	0.4
Balance, end of period	$2,155.5	$252.7	$2,408.2

(In millions)	For the Year Ended December 31, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,506.5	$246.4	$1,752.9
New Consumer Loan assignments (1)	1,253.6	108.8	1,362.4
Principal collected on Loans receivable	(1,024.8)	(138.0)	(1,162.8)
Accelerated Dealer Holdback payments	43.7	–	43.7
Dealer Holdback payments	115.7	–	115.7
Transfers (2)	(23.8)	23.8	–
Write-offs	(3.6)	(0.6)	(4.2)
Recoveries (3)	2.2	0.1	2.3
Net change in other loans	(0.1)	–	(0.1)
Balance, end of period	$1,869.4	$240.5	$2,109.9

(In millions)	For the Year Ended December 31, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,082.0	$262.9	$1,344.9
New Consumer Loan assignments (1)	1,152.5	122.2	1,274.7
Principal collected on Loans receivable	(843.1)	(153.8)	(996.9)
Accelerated Dealer Holdback payments	47.4	–	47.4
Dealer Holdback payments	85.2	–	85.2
Transfers (2)	(15.5)	15.5	–
Write-offs	(3.0)	(0.5)	(3.5)
Recoveries (3)	1.8	0.1	1.9
Net change in other loans	(0.8)	–	(0.8)
Balance, end of period	$1,506.5	$246.4	$1,752.9

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

The excess of expected net cash flows over the carrying value of the Loans is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In millions)	For the Year Ended December 31, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$602.9	$115.2	$718.1
New Consumer Loan assignments (1)	564.9	50.3	615.2
Finance charge income	(517.7)	(72.7)	(590.4)
Forecast changes	24.9	7.6	32.5
Transfers (2)	(7.5)	12.4	4.9
Balance, end of period	$667.5	$112.8	$780.3

(In millions)	For the Year Ended December 31, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$508.0	$120.1	$628.1
New Consumer Loan assignments (1)	538.7	47.8	586.5
Finance charge income	(458.7)	(79.5)	(538.2)
Forecast changes	25.6	10.0	35.6
Transfers (2)	(10.7)	16.8	6.1
Balance, end of period	$602.9	$115.2	$718.1

(In millions)	For the Year Ended December 31, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$351.6	$124.5	$476.1
New Consumer Loan assignments (1)	508.9	59.5	568.4
Finance charge income	(374.9)	(85.7)	(460.6)
Forecast changes	30.0	9.6	39.6
Transfers (2)	(7.6)	12.2	4.6
Balance, end of period	$508.0	$120.1	$628.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5.	LOANS RECEIVABLE – (Continued)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Year Ended December 31, 2013
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,079.8	$241.6	$2,321.4
Expected net cash flows at the time of assignment (2)	1,921.5	174.3	2,095.8
Fair value at the time of assignment (3)	1,356.6	124.0	1,480.6

(In millions)	For the Year Ended December 31, 2012
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,935.1	$217.6	$2,152.7
Expected net cash flows at the time of assignment (2)	1,792.3	156.5	1,948.8
Fair value at the time of assignment (3)	1,253.6	108.8	1,362.4

(In millions)	For the Year Ended December 31, 2011
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,786.5	$248.0	$2,034.5
Expected net cash flows at the time of assignment (2)	1,661.4	181.7	1,843.1
Fair value at the time of assignment (3)	1,152.5	122.2	1,274.7

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

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 2 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2013, with the forecasts as of December 31, 2012, as of December 31, 2011, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	December 31, 2013	December 31, 2012	December 31, 2011	Initial Forecast	December 31, 2012	December 31, 2011	Initial Forecast
2004	73.0%	73.0%	73.0%	73.0%	0.0%	0.0%	0.0%
2005	73.7%	73.6%	73.6%	74.0%	0.1%	0.1%	-0.3%
2006	70.0%	69.9%	70.0%	71.4%	0.1%	0.0%	-1.4%
2007	67.9%	68.0%	68.1%	70.7%	-0.1%	-0.2%	-2.8%
2008	70.1%	70.3%	70.0%	69.7%	-0.2%	0.1%	0.4%
2009	79.2%	79.5%	79.4%	71.9%	-0.3%	-0.2%	7.3%
2010	77.0%	77.3%	76.8%	73.6%	-0.3%	0.2%	3.4%
2011	74.1%	74.1%	73.2%	72.5%	0.0%	0.9%	1.6%
2012	73.5%	72.2%	–	71.4%	1.3%	–	2.1%
2013	73.3%	–	–	72.0%	–	–	1.3%

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

(In millions)	As of December 31, 2013
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$681.4	$227.3	$908.7	$1,474.1	$25.4	$1,499.5
Allowance for credit losses	–	–	–	(185.7)	(9.7)	(195.4)
Loans receivable, net	$681.4	$227.3	$908.7	$1,288.4	$15.7	$1,304.1

(In millions)	As of December 31, 2012
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$564.1	$205.8	$769.9	$1,305.3	$34.7	$1,340.0
Allowance for credit losses	–	–	–	(167.4)	(9.0)	(176.4)
Loans receivable, net	$564.1	$205.8	$769.9	$1,137.9	$25.7	$1,163.6

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Year Ended December 31, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$167.4	$9.0	$176.4
Provision for credit losses	21.3	0.6	21.9
Write-offs	(5.2)	(0.1)	(5.3)
Recoveries (1)	2.2	0.2	2.4
Balance, end of period	$185.7	$9.7	$195.4

(In millions)	For the Year Ended December 31, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$141.7	$12.6	$154.3
Provision for credit losses	27.1	(3.1)	24.0
Write-offs	(3.6)	(0.6)	(4.2)
Recoveries (1)	2.2	0.1	2.3
Balance, end of period	$167.4	$9.0	$176.4

(In millions)	For the Year Ended December 31, 2011
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$113.2	$13.7	$126.9
Provision for credit losses	29.7	(0.7)	29.0
Write-offs	(3.0)	(0.5)	(3.5)
Recoveries (1)	1.8	0.1	1.9
Balance, end of period	$141.7	$12.6	$154.3

(1)	Represents collections received on previously written off Loans.

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

6.           LEASED PROPERTIES

We lease office space and office equipment.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.  Total rental expense on all operating leases was $1.1 million, $0.9 million and $0.9 million for 2013, 2012 and 2011, respectively.  Contingent rentals under the operating leases were insignificant.  Our total minimum future lease commitments under operating leases as of December 31, 2013 are as follows:

(In millions)
Year	Minimum Future Lease Commitments
2014	$1.4
2015	1.4
2016	1.3
2017	1.3
2018	0.7
Thereafter	0.2
Total	$6.3

7.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of December 31,
	2013	2012
Land and land improvements	$2.3	$2.3
Building and improvements	14.0	13.4
Data processing equipment and software	25.5	42.4
Office furniture and equipment	4.1	3.6
Leasehold improvements	0.7	0.1
Total property and equipment	46.6	61.8
Less: Accumulated depreciation on property and equipment	(24.3)	(39.6)
Total property and equipment, net	$22.3	$22.2

Depreciation expense on property and equipment was $5.4 million, $5.1 million and $4.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

For the years ended December 31, 2013, 2012 and 2011, we capitalized software developed for internal use of $0.8 million, $4.4 million and $1.8 million, respectively.  As of December 31, 2013 and 2012, capitalized software costs, net of accumulated depreciation, totaled $4.0 million and $5.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.	DEBT

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.  General information for each of our financing transactions in place as of December 31, 2013 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Close Date	Maturity Date		Financing Amount	Interest Rate as of December 31, 2013
Revolving Secured Line of Credit	n/a	12/09/2013	06/23/2016		$235.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	12/02/2013	12/27/2015	(2)	$325.0	Commercial paper rate or LIBOR plus 200 basis points (3)
Warehouse Facility III (1)	CAC Warehouse Funding III, LLC	08/16/2013	09/10/2015	(4)	$75.0	LIBOR plus 160 basis points (3)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	12/04/2013	04/05/2016	(2)	$75.0	LIBOR plus 200 basis points (3)
Term ABS 2011-1 (1)	Credit Acceptance Funding LLC 2011-1	10/06/2011	09/16/2013	(2)	$200.5	Fixed rate
Term ABS 2012-1 (1)	Credit Acceptance Funding LLC 2012-1	03/29/2012	03/17/2014	(2)	$201.3	Fixed rate
Term ABS 2012-2 (1)	Credit Acceptance Funding LLC 2012-2	09/20/2012	09/15/2014	(2)	$252.0	Fixed rate
Term ABS 2013-1 (1)	Credit Acceptance Funding LLC 2013-1	04/25/2013	04/15/2015	(2)	$140.3	Fixed rate
Term ABS 2013-2 (1)	Credit Acceptance Funding LLC 2013-2	10/31/2013	10/15/2015	(2)	$197.8	Fixed rate
2017 Senior Notes	n/a	(5)	02/01/2017		$350.0	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.
(2)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.
(3)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.
(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2017 will be due.
(5)	The close dates associated with the issuance of $250.0 million and $100.0 million of the senior notes were on February 1, 2010 and March 3, 2011, respectively.

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Years Ended December 31,
	2013	2012
Revolving Secured Line of Credit
Maximum outstanding balance	$195.1	$187.3
Average outstanding balance	97.9	96.2

Warehouse Facility II
Maximum outstanding balance	$169.1	$177.2
Average outstanding balance	81.8	99.8

Warehouse Facility III
Maximum outstanding balance	$60.0	$73.0
Average outstanding balance	23.3	45.5

Warehouse Facility IV
Maximum outstanding balance	$39.6	$39.6
Average outstanding balance	11.8	37.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.           DEBT – (Continued)

(Dollars in millions)	As of December 31,
	2013	2012
Revolving Secured Line of Credit
Balance outstanding	$102.8	$43.5
Amount available for borrowing (1)	132.2	191.5
Interest rate	2.04%	2.08%

Warehouse Facility II
Balance outstanding	$–	$81.3
Amount available for borrowing (1)	325.0	243.7
Loans pledged as collateral	–	105.2
Restricted cash and cash equivalents pledged as collateral	1.2	3.0
Interest rate	2.17%	2.22%

Warehouse Facility III
Balance outstanding	$–	$–
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	–	–
Restricted cash and cash equivalents pledged as collateral	0.3	0.4
Interest rate	1.77%	1.82%

Warehouse Facility IV
Balance outstanding	$–	$37.6
Amount available for borrowing (1)	75.0	37.4
Loans pledged as collateral	–	47.7
Restricted cash and cash equivalents pledged as collateral	0.2	2.5
Interest rate	2.17%	2.96%

Term ABS 2010-1
Balance outstanding	$–	$80.3
Loans pledged as collateral	–	111.6
Restricted cash and cash equivalents pledged as collateral	–	12.5
Interest rate	–	2.44%

Term ABS 2011-1
Balance outstanding	$144.2	$200.5
Loans pledged as collateral	215.3	243.8
Restricted cash and cash equivalents pledged as collateral	23.2	23.5
Interest rate	3.01%	2.90%

Term ABS 2012-1
Balance outstanding	$201.3	$201.3
Loans pledged as collateral	240.4	244.7
Restricted cash and cash equivalents pledged as collateral	23.5	22.3
Interest rate	2.38%	2.38%

Term ABS 2012-2
Balance outstanding	$252.0	$252.0
Loans pledged as collateral	303.8	311.9
Restricted cash and cash equivalents pledged as collateral	27.7	26.0
Interest rate	1.63%	1.63%

Term ABS 2013-1
Balance outstanding	$140.3	$–
Loans pledged as collateral	184.3	–
Restricted cash and cash equivalents pledged as collateral	15.3	–
Interest rate	1.31%	–

Term ABS 2013-2
Balance outstanding	$197.8	$–
Loans pledged as collateral	250.5	–
Restricted cash and cash equivalents pledged as collateral	18.7	–
Interest rate	1.67%	–

2017 Senior Notes
Balance outstanding (2)	$350.2	$350.3
Interest rate	9.13%	9.13%

(1)	Availability may be limited by the amount of assets pledged as collateral.
(2)	As of December 31, 2013 and 2012, the outstanding balance presented for the senior notes includes a net unamortized debt premium of $0.2 million and $0.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.	DEBT – (Continued)

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

During the second quarter of 2013, we extended the date on which Warehouse IV will cease to revolve from February 19, 2014 to April 5, 2016.  The interest rate on borrowings under the facility was decreased from LIBOR plus 275 basis points to LIBOR plus 225 basis points.  During the fourth quarter of 2013, the interest rate on borrowings under Warehouse IV was decreased from LIBOR plus 225 basis points to LIBOR plus 200 basis points.  There were no other material changes to the terms of the facility.

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

Term ABS Financings

In 2010, 2011, 2012 and 2013, our wholly-owned subsidiaries (the “Funding LLCs”), completed secured financing transactions with qualified institutional investors.  In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC.  In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors.  The Term ABS 2011-1, 2012-1, 2012-2, 2013-1 and 2013-2 transactions each consist of three classes of notes.  The Class A and Class B Notes for each Term ABS financing bear interest.  The Class C Notes for each Term ABS financing do not bear interest and have been retained by us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.	DEBT – (Continued)

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

The table below sets forth certain additional details regarding the outstanding Term ABS Financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	24 Month Revolving Period
Term ABS 2011-1	October 6, 2011	$250.8	Through September 16, 2013
Term ABS 2012-1	March 29, 2012	$251.7	Through March 17, 2014
Term ABS 2012-2	September 20, 2012	$315.1	Through September 15, 2014
Term ABS 2013-1	April 25, 2013	$187.8	Through April 15, 2015
Term ABS 2013-2	October 31, 2013	$250.1	Through October 15, 2015

Senior Notes

We have outstanding $350.0 million aggregate principal amount of our 9.125% first priority senior secured notes due 2017 (the “2017 senior notes”), $100.0 million of which we issued on March 3, 2011 and $250.0 million of which we issued on February 1, 2010.  The 2017 senior notes are governed by an indenture, dated as of February 1, 2010, as amended and supplemented (the “Indenture”), among us, as the issuer; our subsidiaries Buyers Vehicle Protection Plan, Inc. and Vehicle Remarketing Services, Inc., as guarantors (the “Guarantors”); and U.S. Bank National Association, as trustee.  The 2017 senior notes issued on March 3, 2011 have the same terms as the previously issued 2017 senior notes, other than issue price and issue date, and all of the 2017 senior notes are treated as a single class under the Indenture.

The 2017 senior notes mature on February 1, 2017 and bear interest at a rate of 9.125% per annum, computed on the basis of a 360-day year comprised of twelve 30-day months and payable semi-annually on February 1 and August 1 of each year.  The 2017 senior notes issued on March 3, 2011 were issued at a price of 106.0% of their aggregate principal amount, resulting in gross proceeds of $106.0 million, and a yield to maturity of 7.83% per annum.  The 2017 senior notes issued on February 1, 2010 were issued at a price of 97.495% of their aggregate principal amount, resulting in gross proceeds of $243.7 million, and a yield to maturity of 9.625% per annum.  The premium with respect to the 2017 senior notes issued on March 3, 2011 and the discount with respect to the 2017 senior notes issued on February 1, 2010 are being amortized over the life of the 2017 senior notes using the effective interest method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.	DEBT – (Concluded)

The 2017 senior notes are guaranteed on a senior secured basis by the Guarantors, which are also guarantors of obligations under our revolving secured line of credit facility.  Other existing and future subsidiaries of ours may become guarantors of the 2017 senior notes.  The 2017 senior notes and the Guarantors’ senior note guarantees are secured on a first-priority basis (subject to specified exceptions and permitted liens), together with all indebtedness outstanding from time to time under the revolving secured line of credit facility and, under certain circumstances, certain future indebtedness, by a security interest in substantially all of our assets and those of the Guarantors, subject to certain exceptions such as real property, cash (except to the extent it is deposited with the collateral agent), certain leases, and equity interests of our subsidiaries (other than those of specified subsidiaries including the Guarantors).  Our assets and those of the Guarantors securing the 2017 senior notes and the senior note guarantees will not include our assets transferred to special purpose subsidiaries in connection with Warehouse facilities and Term ABS financings and will generally be the same as the collateral securing indebtedness under the revolving secured line of credit facility and, under certain circumstances, certain future indebtedness, subject to certain limited exceptions as provided in the security and intercreditor agreements related to the revolving secured line of credit facility.

Mortgage Loan

During 2009, the mortgage note on our Southfield headquarters was amended to extend the maturity date from June 9, 2009 to June 22, 2014.  Additionally, the interest rate on the note was increased from 5.35% to 5.70%.  There was $3.8 million and $4.0 million outstanding on this loan as of December 31, 2013 and 2012, respectively.

Principal Debt Maturities

The scheduled principal maturities of our debt as of December 31, 2013 are as follows:

(In millions)
Year	Revolving Secured Line of Credit Facility	Warehouse Facilities	Term ABS Financings (1)	Senior Notes (2)(3)	Mortgage Note	Total
2014	$–	$–	$358.2	$–	$3.8	$362.0
2015	–	–	365.8	–	–	365.8
2016	102.8	–	211.6	–	–	314.4
2017	–	–	–	350.0	–	350.0
Total	$102.8	$–	$935.6	$350.0	$3.8	$1,392.2

(1)	The principal maturities of the Term ABS transactions are estimated based on forecasted collections.
(2)	The amounts are presented on a gross basis to exclude the net unamortized debt premium of $0.2 million.
(3)	For subsequent event information affecting the maturity of senior notes, see Note 18 to the consolidated financial statements.

Debt Covenants

As of December 31, 2013, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of December 31, 2013, we were in compliance with all such covenants.  As of the end of the year, we were also in compliance with our covenants under the Indenture.  The Indenture includes covenants that limit the maximum ratio of our funded debt to tangible net worth and also require a minimum collateral coverage ratio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on our Warehouse facilities.  The following tables provide the terms of our interest rate cap agreements that were in effect as of December 31, 2013 and 2012:

(Dollars in millions)
As of December 31, 2013
Facility	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	06/2013	12/2014	$325.0	5.50%
75.0	Warehouse Facility III	Cap Floating Rate	06/2012	07/2015	56.3	5.00%
75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	09/2015	75.0	5.50%

(Dollars in millions)
As of December 31, 2012
Facility	Facility Name	Purpose	Start	End	Notional		Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	07/2011	06/2013	$325.0		6.75%
75.0	Warehouse Facility III	Cap Floating Rate	09/2010	09/2013	37.5		6.75%
75.0	Warehouse Facility III	Cap Floating Rate	06/2012	07/2015	18.8	(2)	5.00%
75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	09/2015	75.0		5.50%

(1)	Rate excludes the spread over the LIBOR rate or the commercial paper rate, as applicable.
(2)	The notional amount increased to $56.3 million in September 2013 when the original Warehouse Facility III interest rate cap for $37.5 million ended.

The interest rate caps have not been designated as hedging instruments.  As of December 31, 2013 and 2012, the interest rate caps had a fair value of less than $0.1 million as the capped rates were significantly above market rates.

Information related to the effect of derivative instruments designated as hedging instruments on our consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 is as follows:

(In millions)
Derivatives in Cash Flow Hedging Relationships	(Loss) / Gain Recognized in OCI on Derivative (Effective Portion)			(Loss) / Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Years Ended December 31,				For the Years Ended December 31,
	2013	2012	2011	Location	2013	2012	2011
Interest rate swap	$–	$–	$–	Interest expense	$–	$–	$(0.2)

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 is as follows:

(In millions)
Derivatives Not Designated as Hedging Instruments		Amount of (Loss)/ Gain Recognized in Income on Derivatives
		For the Years Ended December 31,
	Location	2013	2012	2011
Interest rate caps	Interest expense	$(0.1)	$(0.1)	$(0.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Affiliated Dealer Loan balances were $7.5 million and $5.9 million as of December 31, 2013 and 2012, respectively.  As of December 31, 2013 and 2012, affiliated Dealer Loan balances were 0.3% of total consolidated Dealer Loan balances.  A summary of related party Loan activity is as follows:

(Dollars in millions)	For the Years Ended December 31,
	2013		2012		2011
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$1.5	0.3%	$1.2	0.3%	$1.6	0.4%
New Consumer Loan assignments (1)	4.3	0.3%	3.6	0.3%	1.3	0.1%
Accelerated Dealer Holdback payments	0.1	0.2%	0.1	0.2%	–	0.1%
Dealer Holdback payments	2.2	1.9%	3.2	2.8%	2.4	2.8%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

Our Chairman and significant shareholder has indirect control over entities that, in the past, offered secured lines of credit to automobile dealers, and has the right or obligation to reacquire these entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

11.	INCOME TAXES

The income tax provision consists of the following:

(In millions)	For the Years Ended December 31,
	2013	2012	2011
Income before provision for income taxes:	$398.2	$343.1	$296.4

Current provision for income taxes:
Federal	$128.4	$94.9	$87.7
State	7.4	3.5	6.3
	135.8	98.4	94.0
Deferred provision for income taxes:
Federal	8.7	23.6	13.3
State	0.1	1.4	2.0
	8.8	25.0	15.3
Interest and penalties expense (benefit):
Interest	0.5	–	(0.7)
Penalties	–	–	(0.2)
	0.5	–	(0.9)
Provision for income taxes	$145.1	$123.4	$108.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.	INCOME TAXES – (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following:

(In millions)	As of December 31,
	2013	2012
Deferred tax assets:
Allowance for credit losses	$71.5	$64.2
Stock-based compensation	12.6	10.0
Deferred state net operating loss	3.0	1.9
Other, net	7.9	6.6
Total deferred tax assets	95.0	82.7

Deferred tax liabilities:
Valuation of Loans receivable	242.3	220.5
Deferred Loan origination costs	3.3	3.7
Other, net	6.6	6.9
Total deferred tax liabilities	252.2	231.1
Net deferred tax liability	$157.2	$148.4

The deferred state net operating loss tax asset arising from the operating loss carry forward for state income tax purposes is expected to expire at various times beginning in 2019, if not utilized.  We do not anticipate expiration of the net operating loss carry forwards prior to their utilization.

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Years Ended December 31,
	2013	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	1.4%	1.4%	2.1%
Changes in reserve for uncertain tax positions as a result of settlements and lapsed statutes and related interest	-0.3%	-0.6%	-0.5%
Other	0.3%	0.2%	–%
Effective tax rate	36.4%	36.0%	36.6%

The differences between the U.S. federal statutory rate and our effective tax rates for 2013, 2012 and 2011 are primarily due to state income taxes and reserves for uncertain tax positions and related interest and penalties that are included in the provision for income taxes.

The state income taxes for the years ended December 31, 2013, 2012 and 2011 fluctuate due to variability in the amount of income taxable in various state tax jurisdictions with differing statutory tax rates and changes in state statutory tax rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.	INCOME TAXES – (Concluded)

The following table is a summary of changes in gross unrecognized tax benefits:

(In millions)	For the Years Ended December 31,
	2013	2012	2011
Unrecognized tax benefits at January 1,	$11.0	$10.0	$7.8
Additions based on tax positions related to current year	3.6	3.1	2.7
Additions in tax positions of prior years	–	–	0.4
Reductions for tax positions of prior years	–	(0.4)	–
Settlements	–	(0.2)	–
Reductions as a result of a lapse of the statute of limitations	(1.4)	(1.5)	(0.9)
Unrecognized tax benefits at December 31,	$13.2	$11.0	$10.0

The total amount of gross unrecognized tax benefit that, if recognized, would favorably affect our effective income tax rate in future periods, was $13.2 million as of December 31, 2013.  Accrued interest related to uncertain tax positions was $2.7 million and $2.1 million as of December 31, 2013 and 2012, respectively.

We are subject to income tax in federal and state jurisdictions.  Our federal income tax return for 2011 is currently under audit by the Internal Revenue Service (“IRS”).  The IRS has completed their federal tax examinations for years prior to 2009.  With respect to state jurisdictions, we are generally no longer subject to tax examinations on returns filed for years prior to 2007.

12.	NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Years Ended December 31,
	2013	2012	2011
Weighted average shares outstanding:
Common shares	23,180,633	24,850,830	25,890,521
Vested restricted stock units	670,156	558,825	411,768
Basic number of weighted average shares outstanding	23,850,789	25,409,655	26,302,289

Dilutive effect of stock options	31,180	48,005	102,651
Dilutive effect of restricted stock and restricted stock units	127,624	141,296	195,915
Dilutive number of weighted average shares outstanding	24,009,593	25,598,956	26,600,855

For the years ended December 31, 2013, 2012 and 2011, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive.

13.           STOCK REPURCHASES

Our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 7, 2013, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of December 31, 2013, we had authorization to repurchase 324,456 shares of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13.           STOCK REPURCHASES – (Concluded)

The following table summarizes our stock repurchases for the years ended December 31, 2013, 2012, and 2011:

(Dollars in millions)	For the Years Ended December 31,
	2013		2012		2011
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost (1)
Open Market	1,209,756	$134.5	727,319	$66.5	55,133	$4.2
Tender Offer	–	–	1,000,000	84.8	1,904,761	125.2
Other (2)	6,259	0.7	13,053	1.2	19,550	1.4
Total	1,216,015	$135.2	1,740,372	$152.5	1,979,444	$130.8

(1)	Tender Offer Cost amounts include offering costs of $0.3 million and $0.2 million for 2012 and 2011, respectively.
(2)	Represents shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units.

14.           STOCK-BASED COMPENSATION PLANS

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), we can grant stock based awards in the form of restricted stock, restricted stock units and stock options to team members, officers, directors, and contractors at any time prior to March 26, 2022.  On March 26, 2012, our board of directors approved an amendment to our Incentive Plan, increasing the number of shares authorized for issuance by 500,000 shares, to 2 million shares.  The shares available for future grants under the Incentive Plan totaled 314,777 as of December 31, 2013.

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

Restricted Stock

In addition to the 190,000 shares of restricted stock awarded to our Chief Executive Officer in March 2012, we grant time-based shares of restricted stock annually to team members based on attaining certain individual and Company performance criteria in accordance with our Incentive Plan.  Based on the terms of individual restricted stock grant agreements, these time-based shares generally vest over a period of three to five years, based on continuous employment. The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant.

A summary of the non-vested restricted stock activity under the Incentive Plan for the year ended December 31, 2013 is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2012	206,674	$103.99
Granted	9,119	113.56
Vested	(16,341)	83.63
Forfeited	(770)	103.41
Non-vested as of December 31, 2013	198,682	$106.11

The grant-date weighted average fair value of shares granted in 2013, 2012 and 2011 was $113.56, $105.96, and $70.40, respectively.  The total fair value of shares vested in 2013, 2012 and 2011 was $1.9 million, $3.6 million and $4.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14.	STOCK-BASED COMPENSATION PLANS – (Continued)

Restricted Stock Units

In addition to the 310,000 restricted stock units awarded to our Chief Executive Officer in March 2012, we grant performance-based restricted stock units to team members as part of our Incentive Plan. These restricted stock units are earned over a five year period based upon the compounded annual growth rate in our adjusted economic profit, a non-GAAP financial measure.  Each restricted stock unit represents and has a value equal to one share of common stock.  The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant.

A summary of the restricted stock unit activity under the Incentive Plan for the year ended December 31, 2013, is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (2)	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2012	1,096,910	$47.88
Granted	8,095	122.81
Converted	(848)	106.50
Forfeited	(5,000)	83.36
Outstanding as of December 31, 2013 (1)	1,099,157	$48.23	$142.9	4.3

Vested as of December 31, 2013	680,926	$24.87	$88.5	1.6

(1)	No RSUs outstanding at December 31, 2013 were convertible to shares of common stock.
(2)	The intrinsic value of RSUs is measured by applying the closing stock price as of December 31, 2013 to the applicable number of units.

The grant-date weighted average fair value of RSUs granted in 2013, 2012 and 2011 was $122.81, $105.74, and $63.73, respectively.

The total intrinsic value of RSUs converted to common stock during 2013 was $0.1 million.  No RSUs were converted to shares of common stock during 2012 and 2011.

Stock Options

Pursuant to our 1992 Stock Option Plan (the “1992 Plan”), we had reserved 8.0 million shares of our common stock for the future granting of options to officers and other team members.  Pursuant to our Director Stock Option Plan (the “Director Plan”), we had reserved 200,000 shares of our common stock for future granting of options to members of our Board of Directors.  The exercise price of the options is no less than the fair market value on the date of the grant.  Options expire ten years from the date of grant.  The 1992 Plan had no options outstanding as of December 31, 2013 and 2012.  The 1992 Plan and the Director Plan were terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan.  All options outstanding as of December 31, 2013 are vested.

Additional stock option information relating to the Director Plan is as follows:

(Dollars in millions, except per share data)
	Number of Options	Weighted Average Exercise Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2012	70,000	$17.25
Options exercised	35,000	$17.25
Outstanding as of December 31, 2013	35,000	$17.25	$3.9	0.2

Exercisable as of December 31, 2013	35,000	$17.25	$3.9	0.2

The total intrinsic value of stock options exercised in 2013, 2012 and 2011 was $3.2 million, $3.0 million, and $15.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14.	STOCK-BASED COMPENSATION PLANS – (Concluded)

Stock-based compensation expense

Stock-based compensation expense consists of the following:

(In millions)	For the Years Ended December 31,
	2013	2012	2011
Restricted stock	$3.0	$3.4	$0.6
Restricted stock units	5.5	8.8	1.3
Total	$8.5	$12.2	$1.9

While the restricted stock units and shares of restricted stock are often expected to vest in equal, annual installments over the corresponding requisite service periods of the grants, the related stock-based compensation expense is not recognized on a straight-line basis over the same periods.  Each installment is accounted for as a separate award and as a result, the fair value of each installment is recognized as stock-based compensation expense on a straight-line basis over the related vesting period.  The following table details how the expenses associated with restricted stock and restricted stock units, which are expected to be recognized over a weighted average period of 3.6 years, will be recorded assuming performance targets are achieved in the periods currently estimated:

(In millions)
For the Years Ended December 31,	Restricted Stock Units	Restricted Stock	Total Projected Expense
2014	$4.9	$2.5	$7.4
2015	4.0	2.1	6.1
2016	3.7	1.8	5.5
2017	3.1	1.7	4.8
2018	2.4	1.5	3.9
Thereafter	3.8	6.2	10.0
Total	$21.9	$15.8	$37.7

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

There were no reclassifications out of accumulated other comprehensive income in 2013 and 2012.  Reclassifications out of accumulated other comprehensive income in 2011 were as follows:

(In millions)
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the income statement where net income is presented
Gain (Loss) on derivatives qualifying as hedges
Interest rate contracts	$(0.2)	Interest income (expense)
Total reclassifications before tax	(0.2)
	0.1	Tax (expense) benefit
Reclassifications for the period ended December 31, 2011	$(0.1)	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

16.	BUSINESS SEGMENT AND OTHER INFORMATION

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

Geographic Information

For the three years ended December 31, 2013, 2012 and 2011, all of our revenues were derived from the United States.  As of December 31, 2013 and 2012, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of offering automobile dealers financing programs that enable them to sell vehicles to consumers, regardless of their credit history, through our network of Dealers within the United States.  We also provide Dealers the ability to offer vehicle service contracts and a GAP product to consumers on vehicles financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during 2013, 2012, or 2011.  Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of December 31, 2013 or 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

17.           LITIGATION AND CONTINGENT LIABILITIES – (Concluded)

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

18.           SUBSEQUENT EVENTS

During January 2014, we issued $300 million of 6.125% senior notes due 2021 (the “2021 senior notes”) in a private offering exempt from registration under the Securities Act of 1933.  We intend to use the net proceeds from the 2021 senior notes, together with borrowings under our revolving credit facility, to redeem in full the $350.0 million outstanding principal amount of our 2017 senior notes.  In accordance with the terms of the indenture governing the 2017 senior notes, we have provided an irrevocable notice of our election to redeem all of the outstanding 2017 senior notes on February 21, 2014 (the “Redemption Date”).  We expect the 2017 senior notes will be redeemed on the Redemption Date at a redemption price equal to 104.563% of the principal amount thereof, plus accrued and unpaid interest to but excluding the Redemption Date.  For the quarter ended March 31, 2014, we expect to recognize a pre-tax loss on the extinguishment of debt of $21.7 million related to the redemption of the 2017 senior notes.

19.	QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of the quarterly financial position and results of operations as of and for the years ended December 31, 2013 and 2012, which have been prepared in accordance with GAAP.

(In millions, except share and per share data)	2013
	Quarters Ended
	March 31	June 30	September 30	December 31
Balance Sheets
Loans receivable, net	$2,028.6	$2,092.7	$2,163.4	$2,212.8
All other assets	219.7	222.6	221.8	220.6
Total assets	$2,248.3	$2,315.3	$2,385.2	$2,433.4

Total debt	$1,356.0	$1,407.2	$1,434.0	$1,392.4
Other liabilities	267.7	254.2	261.4	290.9
Total liabilities	1,623.7	1,661.4	1,695.4	1,683.3
Shareholders' equity (1)	624.6	653.9	689.8	750.1
Total liabilities and shareholders' equity	$2,248.3	$2,315.3	$2,385.2	$2,433.4
Income Statements
Revenue	$164.7	$169.4	$172.7	$175.3
Costs and expenses	69.6	72.0	70.5	71.8
Income before provision for income taxes	95.1	97.4	102.2	103.5
Provision for income taxes	34.5	35.9	37.1	37.6
Net income	$60.6	$61.5	$65.1	$65.9
Net income per share:
Basic	$2.49	$2.57	$2.75	$2.81
Diluted	$2.48	$2.56	$2.75	$2.80
Weighted average shares outstanding:
Basic	24,330,027	23,974,099	23,672,635	23,438,153
Diluted	24,426,127	24,017,273	23,708,043	23,575,786

(1)	No dividends were paid during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)

19.	QUARTERLY FINANCIAL DATA (unaudited) – (Concluded)

(In millions, except share and per share data)	2012
	Quarters Ended
	March 31	June 30	September 30	December 31
Balance Sheets
Loans receivable, net	$1,737.8	$1,815.9	$1,876.7	$1,933.5
All other assets	217.2	187.0	226.6	199.7
Total assets	$1,955.0	$2,002.9	$2,103.3	$2,133.2

Total debt	$1,132.7	$1,132.0	$1,262.1	$1,250.8
Other liabilities	249.7	330.5	243.4	260.5
Total liabilities	1,382.4	1,462.5	1,505.5	1,511.3
Shareholders' equity (1)	572.6	540.4	597.8	621.9
Total liabilities and shareholders' equity	$1,955.0	$2,002.9	$2,103.3	$2,133.2
Income Statements
Revenue	$142.4	$151.8	$155.7	$159.3
Costs and expenses	63.6	62.6	71.9	68.0
Income before provision for income taxes	78.8	89.2	83.8	91.3
Provision for income taxes	28.5	32.6	30.9	31.4
Net income	$50.3	$56.6	$52.9	$59.9
Net income per share:
Basic	$1.92	$2.18	$2.13	$2.42
Diluted	$1.92	$2.18	$2.12	$2.40
Weighted average shares outstanding:
Basic	26,157,672	25,925,627	24,908,247	24,756,286
Diluted	26,283,801	25,979,872	24,962,054	24,926,004

(1)	No dividends were paid during the periods presented.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we believe that as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2013 and their report dated February 14, 2014 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Credit Acceptance Corporation

We have audited the internal control over financial reporting of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 14, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 14, 2014

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

Our Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on May 13, 2004, provides for the granting of restricted stock, restricted stock units and stock options to team members, officers, and directors.  Our Director Stock Option Plan (the “Director Plan”), which was approved by shareholders in 2002 and was terminated as to future grants on May 13, 2004, provided for the granting of stock options with time or performance-based vesting requirements to directors.

The following table sets forth (1) the number of shares of common stock to be issued upon the exercise of outstanding options or restricted stock units, (2) the weighted average exercise price of outstanding options, and (3) the number of shares remaining available for future issuance, as of December 31, 2013:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (a)
Equity compensation plans approved by shareholders:
Director Plan	35,000	$17.25	–
Incentive Plan	1,099,157		314,777
Total	1,134,157	$17.25	314,777

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

Report of Independent Public Accountants
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2013 and 2012
— Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
— Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
— Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011
— Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
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
Brett A. Roberts
Chief Executive Officer
(Principal Executive Officer)
Date: February 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 14, 2014 on behalf of the registrant and in the capacities indicated.

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
4.26
Backup Servicing Agreement dated May 23, 2008 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 2, 2008)

4.38
Indenture, dated as of February 1, 2010, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 5, 2010)

4.40
Fourth Amended and Restated Security Agreement, dated as of February 1, 2010, among the Company, the other Debtors party thereto and Comerica Bank, as collateral agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 5, 2010)

4.50
First Supplemental Indenture, dated as of March 3, 2011, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated March 3, 2011)

4.52
Fifth Amended and Restated Credit Agreement, dated as of June 17, 2011, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated June 22, 2011)

4.54
Loan and Security Agreement dated as of August 19, 2011 among the Company, CAC Warehouse Funding LLC IV, BMO Capital Markets Corp., Bank of Montreal and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated August 24, 2011)

4.55
Backup Servicing Agreement dated as of August 19, 2011 among the Company, CAC Warehouse Funding LLC IV, Wells Fargo Bank, National Association, Bank of Montreal and BMO Capital Markets Corp. (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated August 24, 2011)

4.57
Indenture dated October 6, 2011, between Credit Acceptance Auto Loan Trust 2011-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2011)

4.58
Sale and Servicing Agreement dated October 6, 2011, among the Company, Credit Acceptance Auto Loan Trust 2011-1, Credit Acceptance Funding LLC 2011-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2011)

4.59
Backup Servicing Agreement dated October 6, 2011, among the Company, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Auto Loan Trust 2011-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2011)

4.60
Amended and Restated Trust Agreement dated October 6, 2011, between Credit Acceptance Funding LLC 2011-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2011)

4.61
Sale and Contribution Agreement dated October 6, 2011, between the Company and Credit Acceptance Funding LLC 2011-1 (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2011)

4.65
Amended and Restated Intercreditor Agreement, dated as of February 1, 2010, among Credit Acceptance Corporation, the other Grantors party thereto, representatives of the Secured Parties thereunder and Comerica Bank, as administrative agent under the Original Credit Agreement (as defined therein) and as collateral agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 5, 2010)

4.66
Indenture dated as of March 29, 2012, between Credit Acceptance Auto Loan Trust 2012-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.67
Sale and Servicing Agreement dated as of March 29, 2012, among the Company, Credit Acceptance Auto Loan Trust 2012-1, Credit Acceptance Funding LLC 2012-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.68
Backup Servicing Agreement dated as of March 29, 2012, among the Company, Credit Acceptance Funding LLC 2012-1, Credit Acceptance Auto Loan Trust 2012-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.69
Amended and Restated Trust Agreement dated as of March 29, 2012, between Credit Acceptance Funding LLC 2012-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.70
Sale and Contribution Agreement dated as of March 29, 2012, between the Company and Credit Acceptance Funding LLC 2012-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.72
First Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 15, 2012, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 15, 2012)

4.73
Amended and Restated Loan and Security Agreement, dated as of June 29, 2012 among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated July 6, 2012)

4.74
Amended and Restated Contribution Agreement, dated as of June 29, 2012 between the Company and CAC Warehouse Funding III, LLC (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated July 6, 2012)

4.75
Indenture dated as of September 20, 2012, between Credit Acceptance Auto Loan Trust 2012-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 20, 2012)

4.76
Sale and Servicing Agreement dated as of September 20, 2012, among the Company, Credit Acceptance Auto Loan Trust 2012-2, Credit Acceptance Funding LLC 2012-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 25, 2012)

4.77
Backup Servicing Agreement dated as of September 20, 2012, among the Company, Credit Acceptance Funding LLC 2012-2, Credit Acceptance Auto Loan Trust 2012-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 25, 2012)

4.78
Amended and Restated Trust Agreement dated as of September 20, 2012, between Credit Acceptance Funding LLC 2012-2 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 25, 2012)

4.79
Sale and Contribution Agreement dated as of September 20, 2012, between the Company and Credit Acceptance Funding LLC 2012-2 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 25, 2012)

4.81
Fifth Amended and Restated Loan and Security Agreement dated as of December 27, 2012 among the Company, CAC Warehouse Funding Corporation II, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 3, 2013)

4.82
Amended and Restated Backup Servicing Agreement dated as of December 27, 2012 among the Company, CAC Warehouse Funding Corporation II, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 3, 2013)

4.83
Third Amended and Restated Sale and Contribution Agreement dated as of December 27, 2012 between the Company and CAC Warehouse Funding Corporation II (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 3, 2013)

4.84
First Amendment to Loan and Security Agreement dated as of April 5, 2013 among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 5, 2013)

4.85
Amended and Restated Sale and Contribution Agreement dated as of April 5, 2013 between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 5, 2013)

4.86
Indenture dated as of April 25, 2013, between Credit Acceptance Auto Loan Trust 2013-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.87
Sale and Servicing Agreement dated as of April 25, 2013 among the Company, Credit Acceptance Auto Loan Trust 2013-1, Credit Acceptance Funding LLC 2013-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.88
Backup Servicing Agreement dated as of April 25, 2013, among the Company, Credit Acceptance Funding LLC 2013-1, Credit Acceptance Auto Loan Trust 2013-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.89
Amended and Restated Trust Agreement dated as of April 25, 2013, between Credit Acceptance Funding LLC 2013-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.90
Sale and Contribution Agreement dated as of April 25, 2013, between the Company and Credit Acceptance Funding LLC 2013-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.92
Second Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 20, 2013, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 24, 2013)

4.93
First Amendment to Amended and Restated Loan and Security Agreement, dated as of August 16, 2013, among the Company, CAC Warehouse Funding III, LLC, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Form 10-Q, for the quarterly period ended September 30, 2013)

4.94
First Amendment to Amended and Restated Contribution Agreement, dated as of August 16, 2013, among the Company and CAC Warehouse Funding III, LLC (incorporated by reference to an exhibit to the Company’s Form 10-Q, for the quarterly period ended September 30, 2013)

4.95
Indenture dated as of October 31, 2013, between Credit Acceptance Auto Loan Trust 2013-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 5, 2013)

4.96
Sale and Servicing Agreement dated as of October 31, 2013 among the Company, Credit Acceptance Auto Loan Trust 2013-2, Credit Acceptance Funding LLC 2013-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 5, 2013)

4.97
Backup Servicing Agreement dated as of October 31, 2013, among the Company, Credit Acceptance Funding LLC 2013-2, Credit Acceptance Auto Loan Trust 2013-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 5, 2013)

4.98
Amended and Restated Trust Agreement dated as of October 31, 2013, between Credit Acceptance Funding LLC 2013-2 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 5, 2013)

4.99
Sale and Contribution Agreement dated as of October 31, 2013, between the Company and Credit Acceptance Funding LLC 2013-2 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 5, 2013)

4.100
Amended and Restated Intercreditor Agreement dated October 31, 2013, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding III, LLC, CAC Warehouse Funding LLC IV, Credit Acceptance Funding LLC 2013-2, Credit Acceptance Funding LLC 2013-1, Credit Acceptance Funding LLC 2012-2, Credit Acceptance Funding LLC 2012-1, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Auto Loan Trust 2013-2, Credit Acceptance Auto Loan Trust 2013-1, Credit Acceptance Auto Loan Trust 2012-2, Credit Acceptance Auto Loan Trust 2012-1, Credit Acceptance Auto Loan Trust 2011-1, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, Bank of Montreal, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 5, 2013)

4.101
Indenture, dated as of January 22, 2014, among Credit Acceptance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 27, 2014)

4.102
Registration Rights Agreement, dated January 22, 2014, among Credit Acceptance Corporation, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of the Company’s 6.125% Senior Notes due 2021 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 27, 2014)

4.103
Third Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 9, 2013, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks

4.104
Amendment No. 1 to Fifth Amended and Restated Loan and Security Agreement, dated as of December 2, 2013, among the Company, CAC Warehouse Funding Corporation II, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association

4.105	Amendment No. 1 to the Third Amended and Restated Sale and Contribution Agreement, dated as of December 2, 2013 between the Company and CAC Warehouse Funding Corporation II
4.106
Second Amendment to Loan and Security Agreement, dated as of December 4, 2013, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association

4.107	First Amendment to Amended and Restated Sale and Contribution Agreement, dated as of December 4, 2013, between the Company and CAC Warehouse Funding LLC IV
4.108	Supplemental Indenture No. 1, dated as of December 20, 2013, between Credit Acceptance Auto Loan Trust 2011-1 and Wells Fargo Bank, National Association
4.109
Amendment No. 1 to Sale and Servicing Agreement, dated December 20, 2013, among the Company, Credit Acceptance Auto Loan Trust 2011-1, Credit Acceptance Funding LLC 2011-1, and Wells Fargo Bank, National Association

4.110	Amendment No. 1 to Sale and Contribution Agreement, dated December 20, 2013, between the Company and Credit Acceptance Funding LLC 2011-1
4.111	Supplemental Indenture No. 1, dated as of December 20, 2013, between Credit Acceptance Auto Loan Trust 2012-1 and Wells Fargo Bank, National Association
4.112
Amendment No. 1 to Sale and Servicing Agreement, dated as of December 20, 2013, among the Company, Credit Acceptance Auto Loan Trust 2012-1, Credit Acceptance Funding LLC 2012-1, and Wells Fargo Bank, National Association

4.113	Amendment No. 1 to Sale and Contribution Agreement, dated as of December 20, 2013, between the Company and Credit Acceptance Funding LLC 2012-1
4.114	Supplemental Indenture No. 1, dated as of December 20, 2013, between Credit Acceptance Auto Loan Trust 2012-2 and Wells Fargo Bank, National Association
4.115
Amendment No. 1 to Sale and Servicing Agreement, dated as of December 20, 2013, among the Company, Credit Acceptance Auto Loan Trust 2012-2, Credit Acceptance Funding LLC 2012-2, and Wells Fargo Bank, National Association

4.116	Amendment No. 1 to Sale and Contribution Agreement, dated as of December 20, 2013, between the Company and Credit Acceptance Funding LLC 2012-2
4.117
Fourth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of January 15, 2014, by and among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the Banks

Note:
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

10.19	Form of Credit Acceptance Corporation Restricted Stock Unit Award Agreement *
21	Schedule of Credit Acceptance Corporation Subsidiaries.
23	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(INS)	XBRL Instance Document. **
101(SCH)	XBRL Taxonomy Extension Schema Document. **
101(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document. **
101(DEF)	XBRL Taxonomy Extension Definition Linkbase Document. **
101(LAB)	XBRL Taxonomy Label Linkbase Document. **
101(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document. **

*	Management compensatory contracts and arrangements

**
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.