Form 10-Q
period 2014-03-31
CREDIT ACCEPTANCE CORP
filed 2014-04-29
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of Common Stock, par value $0.01, outstanding on April 18, 2014 was 22,509,684.

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)	As of
	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS:
Cash and cash equivalents	$5.6	$4.2
Restricted cash and cash equivalents	146.6	111.3
Restricted securities available for sale	52.3	53.6

Loans receivable (including $7.8 and $7.5 from affiliates as of March 31, 2014 and December 31, 2013, respectively)	2,518.1	2,408.2
Allowance for credit losses	(200.1)	(195.4)
Loans receivable, net	2,318.0	2,212.8

Property and equipment, net	23.1	22.3
Income taxes receivable	2.0	1.1
Other assets	26.1	28.1
Total Assets	$2,573.7	$2,433.4

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$111.4	$113.8
Revolving secured line of credit	115.9	102.8
Secured financing	1,138.6	935.6
Mortgage note	3.7	3.8
Senior notes	300.0	350.2
Deferred income taxes, net	184.9	157.2
Income taxes payable	4.2	19.9
Total Liabilities	1,858.7	1,683.3

Commitments and Contingencies - See Note 14

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	–	–
Common stock, $.01 par value, 80,000,000 shares authorized, 22,509,684 and 22,943,078 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	0.2	0.2
Paid-in capital	77.7	63.2
Retained earnings	637.2	686.9
Accumulated other comprehensive loss	(0.1)	(0.2)
Total Shareholders' Equity	715.0	750.1
Total Liabilities and Shareholders' Equity	$2,573.7	$2,433.4

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In millions, except share and per share data)	For the Three Months Ended March 31,
	2014	2013
Revenue:
Finance charges	$152.8	$142.9
Premiums earned	13.2	12.0
Other income	10.9	9.8
Total revenue	176.9	164.7
Costs and expenses:
Salaries and wages	25.6	21.9
General and administrative	8.2	7.9
Sales and marketing	9.6	9.0
Provision for credit losses	4.7	5.8
Interest	16.0	16.0
Provision for claims	11.0	9.0
Loss on extinguishment of debt	21.8	–
Total costs and expenses	96.9	69.6

Income before provision for income taxes	80.0	95.1
Provision for income taxes	30.2	34.5
Net income	$49.8	$60.6

Net income per share:
Basic	$2.12	$2.49
Diluted	$2.12	$2.48

Weighted average shares outstanding:
Basic	23,463,380	24,330,027
Diluted	23,528,466	24,426,127

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2014	2013

Net income	$49.8	$60.6
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax of $0.1 for 2013	0.1	0.1
Other comprehensive income	0.1	0.1
Comprehensive income	$49.9	$60.7

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)	For the Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$49.8	$60.6
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	4.7	5.8
Depreciation	1.3	1.4
Amortization	1.7	1.8
Provision (benefit) for deferred income taxes	27.7	(11.0)
Loss on extinguishment of debt	21.8	–
Stock-based compensation	4.4	1.5
Change in operating assets and liabilities:
Decrease in accounts payable and accrued liabilities	(2.4)	(0.6)
(Increase) decrease in income taxes receivable	(0.9)	0.5
(Decrease) increase in income taxes payable	(15.7)	18.7
Decrease in other assets	1.1	2.2
Net cash provided by operating activities	93.5	80.9
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(35.3)	(23.9)
Purchases of restricted securities available for sale	(15.2)	(21.8)
Proceeds from sale of restricted securities available for sale	2.1	4.0
Maturities of restricted securities available for sale	14.5	16.4
Principal collected on Loans receivable	408.7	345.5
Advances to Dealers	(421.3)	(378.6)
Purchases of Consumer Loans	(51.1)	(27.9)
Accelerated payments of Dealer Holdback	(11.2)	(9.5)
Payments of Dealer Holdback	(34.5)	(30.0)
Net increase in other loans	(0.5)	(0.4)
Purchases of property and equipment	(2.1)	(1.2)
Net cash used in investing activities	(145.9)	(127.4)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	525.1	595.2
Repayments under revolving secured line of credit	(512.0)	(522.8)
Proceeds from secured financing	360.6	312.6
Repayments of secured financing	(157.6)	(279.8)
Proceeds from issuance of senior notes	300.0	–
Repayment of senior notes	(350.0)	–
Principal payments under mortgage note	(0.1)	–
Payments of debt issuance and debt extinguishment costs	(22.8)	(0.4)
Repurchase of common stock	(103.6)	(59.7)
Proceeds from stock options exercised	0.6	–
Tax benefits from stock-based compensation plans	13.6	0.2
Net cash provided by financing activities	53.8	45.3
Net increase (decrease) in cash and cash equivalents	1.4	(1.2)
Cash and cash equivalents, beginning of period	4.2	9.0
Cash and cash equivalents, end of period	$5.6	$7.8

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$23.8	$22.2
Cash paid during the period for income taxes	$5.5	$25.7

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.  The consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2014 for items that could potentially be recognized or disclosed in these financial statements.  For additional information regarding subsequent events, see Note 15 of these consolidated financial statements.

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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2013	94.4%	5.6%
June 30, 2013	93.9%	6.1%
September 30, 2013	92.9%	7.1%
December 31, 2013	92.4%	7.6%
March 31, 2014	91.7%	8.3%

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;
•	a non-recourse cash payment (“advance”) from us; and
•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.  As of March 31, 2014 and December 31, 2013, we had $5.0 million and $3.6 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents increased to $146.6 million as of March 31, 2014 from $111.3 million as of December 31, 2013.  The following table summarizes restricted cash and cash equivalents:

(In millions)	As of
	March 31, 2014	December 31, 2013
Cash related to secured financings	$144.0	$110.1
Cash held in VSC Re trusts for future vehicle service contract claims (1)	2.6	1.2
Total restricted cash and cash equivalents	$146.6	$111.3

(1)	The unearned premium and claims reserve associated with the trusts are included in accounts payable and accrued liabilities in the consolidated balance sheets.

As of March 31, 2014 and December 31, 2013, we had $144.6 million and $109.5 million, respectively, in restricted cash and cash equivalents that was not insured by the FDIC.

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

Methodology Changes.  For the three months ended March 31, 2014 and 2013, we did not make any methodology changes for Loans that had a material impact on our financial results.

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

(In millions)	For the Three Months Ended March 31,
	2014	2013
Net assumed written premiums	$14.7	$16.3
Net premiums earned	13.2	12.0
Provision for claims	11.0	9.0
Amortization of capitalized acquisition costs	0.3	0.3

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	March 31, 2014	December 31, 2013
Trust assets	Restricted cash and cash equivalents	$2.6	$1.2
Trust assets	Restricted securities available for sale	52.3	53.6
Unearned premium	Accounts payable and accrued liabilities	43.9	42.4
Claims reserve (1)	Accounts payable and accrued liabilities	1.8	1.7

(1)	The claims reserve is estimated based on historical claims experience.

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

•
Next, we evaluated the purpose and design of the trusts.  The primary purpose of the trusts is to provide third party providers (“TPPs”) with funds to pay claims on vehicle service contracts and to accumulate and provide us with proceeds from investment income and residual funds.

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

New Accounting Updates

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 which requires an entity to net its liability for unrecognized tax benefits against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law.  ASU 2013-11 is effective for fiscal years, and interim periods, beginning after December 15, 2013, with early adoption permitted. The adoption of ASU No. 2013-11 on January 1, 2014 did not have a material impact on our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

4.           RESTRICTED SECURITIES AVAILABLE FOR SALE – (Continued)

Restricted securities available for sale consisted of the following:

(In millions)	As of March 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$24.1	$–	$–	$24.1
US Government and agency securities	19.9	–	(0.1)	19.8
Certificates of deposit	5.1	–	–	5.1
Corporate bonds	3.4	–	(0.1)	3.3
Total restricted securities available for sale	$52.5	$–	$(0.2)	$52.3

(In millions)	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$23.9	$–	$–	$23.9
US Government and agency securities	22.3	–	(0.2)	22.1
Certificates of deposit	4.6	–	–	4.6
Corporate bonds	3.1	–	(0.1)	3.0
Total restricted securities available for sale	$53.9	$–	$(0.3)	$53.6

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of March 31, 2014
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Commercial paper	$6.9	$–	$–	$–	$6.9	$–
US Government and agency securities	5.8	(0.1)	1.1	–	6.9	(0.1)
Certificates of deposit	1.0	–	–	–	1.0	–
Corporate bonds	1.3	–	0.9	(0.1)	2.2	(0.1)
Total restricted securities available for sale	$15.0	$(0.1)	$2.0	$(0.1)	$17.0	$(0.2)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2013
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Commercial paper	$10.0	$–	$–	$–	$10.0	$–
US Government and agency securities	11.8	(0.2)	–	–	11.8	(0.2)
Certificates of deposit	1.9	–	–	–	1.9	–
Corporate bonds	2.3	(0.1)	–	–	2.3	(0.1)
Total restricted securities available for sale	$26.0	$(0.3)	$–	$–	$26.0	$(0.3)

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

(In millions)	As of
	March 31, 2014		December 31, 2013
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Contractual Maturity
Within one year	$39.0	$39.0	$41.6	$41.6
Over one year to five years	8.7	8.6	7.8	7.8
Over five years to ten years	4.6	4.5	4.5	4.2
Over ten years	0.2	0.2	–	–
Total restricted securities available for sale	$52.5	$52.3	$53.9	$53.6

5.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of March 31, 2014
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,247.0	$271.1	$2,518.1
Allowance for credit losses	(190.8)	(9.3)	(200.1)
Loans receivable, net	$2,056.2	$261.8	$2,318.0

(In millions)	As of December 31, 2013
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,155.5	$252.7	$2,408.2
Allowance for credit losses	(185.7)	(9.7)	(195.4)
Loans receivable, net	$1,969.8	$243.0	$2,212.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           LOANS RECEIVABLE – (Continued)

A summary of changes in Loans receivable is as follows:

(In millions)	For the Three Months Ended March 31, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,155.5	$252.7	$2,408.2
New Consumer Loan assignments (1)	421.3	51.1	472.4
Principal collected on Loans receivable	(370.7)	(38.0)	(408.7)
Accelerated Dealer Holdback payments	11.2	–	11.2
Dealer Holdback payments	34.5	–	34.5
Transfers (2)	(5.3)	5.3	–
Write-offs	(0.5)	–	(0.5)
Recoveries (3)	0.5	–	0.5
Net change in other loans	0.5	–	0.5
Balance, end of period	$2,247.0	$271.1	$2,518.1

(In millions)	For the Three Months Ended March 31, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,869.4	$240.5	$2,109.9
New Consumer Loan assignments (1)	378.6	27.9	406.5
Principal collected on Loans receivable	(309.3)	(36.2)	(345.5)
Accelerated Dealer Holdback payments	9.5	–	9.5
Dealer Holdback payments	30.0	–	30.0
Transfers (2)	(5.0)	5.0	–
Write-offs	(1.1)	–	(1.1)
Recoveries (3)	0.6	–	0.6
Net change in other loans	0.4	–	0.4
Balance, end of period	$1,973.1	$237.2	$2,210.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           LOANS RECEIVABLE – (Continued)

The excess of expected net cash flows over the carrying value of the Loans is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In millions)	For the Three Months Ended March 31, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$667.5	$112.8	$780.3
New Consumer Loan assignments (1)	170.8	20.0	190.8
Finance charge income	(134.5)	(18.3)	(152.8)
Forecast changes	4.8	1.9	6.7
Transfers (2)	(1.9)	3.3	1.4
Balance, end of period	$706.7	$119.7	$826.4

(In millions)	For the Three Months Ended March 31, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$602.9	$115.2	$718.1
New Consumer Loan assignments (1)	163.6	11.7	175.3
Finance charge income	(124.1)	(18.8)	(142.9)
Forecast changes	(0.2)	3.0	2.8
Transfers (2)	(2.2)	3.3	1.1
Balance, end of period	$640.0	$114.4	$754.4

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

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended March 31, 2014
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$643.3	$99.0	$742.3
Expected net cash flows at the time of assignment (2)	592.0	71.2	663.2
Fair value at the time of assignment (3)	421.3	51.1	472.4

(In millions)	For the Three Months Ended March 31, 2013
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$578.6	$54.8	$633.4
Expected net cash flows at the time of assignment (2)	542.1	39.7	581.8
Fair value at the time of assignment (3)	378.6	27.9	406.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           LOANS RECEIVABLE – (Continued)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 3 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of March 31, 2014, with the forecasts as of December 31, 2013, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	March 31, 2014	December 31, 2013	Initial Forecast	December 31, 2013	Initial Forecast
2005	73.7%	73.7%	74.0%	0.0%	-0.3%
2006	70.0%	70.0%	71.4%	0.0%	-1.4%
2007	68.0%	67.9%	70.7%	0.1%	-2.7%
2008	70.2%	70.1%	69.7%	0.1%	0.5%
2009	79.3%	79.2%	71.9%	0.1%	7.4%
2010	77.1%	77.0%	73.6%	0.1%	3.5%
2011	74.1%	74.1%	72.5%	0.0%	1.6%
2012	73.4%	73.5%	71.4%	-0.1%	2.0%
2013	73.3%	73.3%	72.0%	0.0%	1.3%

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

(In millions)	As of March 31, 2014
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$693.6	$229.1	$922.7	$1,553.4	$42.0	$1,595.4
Allowance for credit losses	–	–	–	(190.8)	(9.3)	(200.1)
Loans receivable, net	$693.6	$229.1	$922.7	$1,362.6	$32.7	$1,395.3

(In millions)	As of December 31, 2013
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$681.4	$227.3	$908.7	$1,474.1	$25.4	$1,499.5
Allowance for credit losses	–	–	–	(185.7)	(9.7)	(195.4)
Loans receivable, net	$681.4	$227.3	$908.7	$1,288.4	$15.7	$1,304.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           LOANS RECEIVABLE – (Concluded)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Three Months Ended March 31, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$185.7	$9.7	$195.4
Provision for credit losses	5.1	(0.4)	4.7
Write-offs	(0.5)	–	(0.5)
Recoveries (1)	0.5	–	0.5
Balance, end of period	$190.8	$9.3	$200.1

(In millions)	For the Three Months Ended March 31, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$167.4	$9.0	$176.4
Provision for credit losses	6.0	(0.2)	5.8
Write-offs	(1.1)	–	(1.1)
Recoveries (1)	0.6	–	0.6
Balance, end of period	$172.9	$8.8	$181.7

(1)	Represents collections received on previously written off Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DEBT

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) revolving secured warehouse (“Warehouse”) facilities; (3) asset-backed secured financings (“Term ABS”) and (4) senior notes.  General information for each of our financing transactions in place as of March 31, 2014 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate as of March 31, 2014
Revolving Secured Line of Credit	n/a	06/23/2016		$235.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	12/27/2015	(2)	$325.0	Commercial paper rate or LIBOR plus 200 basis points (3)
Warehouse Facility III (1)	CAC Warehouse Funding III, LLC	09/10/2015	(4)	$75.0	LIBOR plus 160 basis points (3)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	04/05/2016	(2)	$75.0	LIBOR plus 200 basis points (3)
Term ABS 2011-1 (1)	Credit Acceptance Funding LLC 2011-1	09/16/2013	(2)	$200.5	Fixed rate
Term ABS 2012-1 (1)	Credit Acceptance Funding LLC 2012-1	03/17/2014	(2)	$201.3	Fixed rate
Term ABS 2012-2 (1)	Credit Acceptance Funding LLC 2012-2	09/15/2014	(2)	$252.0	Fixed rate
Term ABS 2013-1 (1)	Credit Acceptance Funding LLC 2013-1	04/15/2015	(2)	$140.3	Fixed rate
Term ABS 2013-2 (1)	Credit Acceptance Funding LLC 2013-2	10/15/2015	(2)	$197.8	Fixed rate
2021 Senior Notes	n/a	02/15/2021		$300.0	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.
(2)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.
(3)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.
(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2017 will be due.

 Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended March 31,
	2014	2013
Revolving Secured Line of Credit
Maximum outstanding balance	$204.7	$179.3
Average outstanding balance	80.6	73.3

Warehouse Facility II
Maximum outstanding balance	$162.6	$153.6
Average outstanding balance	58.4	90.0

Warehouse Facility III
Maximum outstanding balance	$75.0	$–
Average outstanding balance	8.5	–

Warehouse Facility IV
Maximum outstanding balance	$26.6	$39.6
Average outstanding balance	15.9	37.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DEBT – (Continued)

(Dollars in millions)	As of
	March 31, 2014	December 31, 2013
Revolving Secured Line of Credit
Balance outstanding	$115.9	$102.8
Amount available for borrowing (1)	119.1	132.2
Interest rate	2.03%	2.04%

Warehouse Facility II
Balance outstanding	$162.6	$–
Amount available for borrowing (1)	162.4	325.0
Loans pledged as collateral	238.0	–
Restricted cash and cash equivalents pledged as collateral	3.8	1.2
Interest rate	2.15%	2.17%

Warehouse Facility III
Balance outstanding	$69.1	$–
Amount available for borrowing (1)	5.9	75.0
Loans pledged as collateral	104.2	–
Restricted cash and cash equivalents pledged as collateral	1.9	0.3
Interest rate	1.76%	1.77%

Warehouse Facility IV
Balance outstanding	$25.0	$–
Amount available for borrowing (1)	50.0	75.0
Loans pledged as collateral	42.8	–
Restricted cash and cash equivalents pledged as collateral	1.5	0.2
Interest rate	2.15%	2.17%

Term ABS 2011-1
Balance outstanding	$90.5	$144.2
Loans pledged as collateral	186.4	215.3
Restricted cash and cash equivalents pledged as collateral	26.7	23.2
Interest rate	3.25%	3.01%

Term ABS 2012-1
Balance outstanding	$201.3	$201.3
Loans pledged as collateral	238.1	240.4
Restricted cash and cash equivalents pledged as collateral	30.4	23.5
Interest rate	2.38%	2.38%

Term ABS 2012-2
Balance outstanding	$252.0	$252.0
Loans pledged as collateral	298.1	303.8
Restricted cash and cash equivalents pledged as collateral	35.9	27.7
Interest rate	1.63%	1.63%

Term ABS 2013-1
Balance outstanding	$140.3	$140.3
Loans pledged as collateral	188.7	184.3
Restricted cash and cash equivalents pledged as collateral	19.7	15.3
Interest rate	1.31%	1.31%

Term ABS 2013-2
Balance outstanding	$197.8	$197.8
Loans pledged as collateral	249.1	250.5
Restricted cash and cash equivalents pledged as collateral	24.1	18.7
Interest rate	1.67%	1.67%

(1)	Availability may be limited by the amount of assets pledged as collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6. DEBT – (Continued) (Dollars in millions)	As of
	March 31, 2014	December 31, 2013
2017 Senior Notes
Balance outstanding (1)	$–	$350.2
Interest rate	–	9.125%

2021 Senior Notes
Balance outstanding	$300.0	$–
Interest rate	6.125%	–

(1)	As of December 31, 2013, the outstanding balance presented for the 2017 Senior Notes includes a net unamortized debt premium of $0.2 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DEBT – (Continued)

Term ABS Financings

Our wholly-owned subsidiaries (the “Funding LLCs”) have completed secured financing transactions with qualified institutional investors.  In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC.  In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors.  The Term ABS 2011-1, 2012-1, 2012-2, 2013-1 and 2013-2 transactions each consist of three classes of notes.  The Class A and Class B Notes for each Term ABS financing bear interest.  The Class C Notes for each Term ABS financing do not bear interest and have been retained by us.

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

The table below sets forth certain additional details regarding the outstanding Term ABS Financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	24-month Revolving Period
Term ABS 2011-1	October 6, 2011	$250.8	Through September 16, 2013
Term ABS 2012-1	March 29, 2012	$251.7	Through March 17, 2014
Term ABS 2012-2	September 20, 2012	$315.1	Through September 15, 2014
Term ABS 2013-1	April 25, 2013	$187.8	Through April 15, 2015
Term ABS 2013-2	October 31, 2013	$250.1	Through October 15, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DEBT – (Concluded)

Senior Notes

On January 22, 2014, we issued $300.0 million aggregate principal amount of 6.125% senior notes due 2021 (the “2021 senior notes”). The 2021 senior notes were issued pursuant to an indenture, dated as of January 22, 2014 (the “Indenture”), among the Company; the Company’s subsidiaries Buyers Vehicle Protection Plan, Inc. and Vehicle Remarketing Services, Inc. (collectively, the “Guarantors”); and U.S. Bank National Association, as trustee.

The 2021 senior notes mature on February 15, 2021 and bear interest at a rate of 6.125% per annum, computed on the basis of a 360-day year composed of twelve 30-day months and payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2014.

The 2021 senior notes are guaranteed on a senior basis by the Guarantors, which are also guarantors of obligations under our revolving secured line of credit facility.  Other existing and future subsidiaries of ours may become guarantors of the 2021 senior notes in the future. The Indenture provides for a guarantor of the 2021 senior notes to be released from its obligations under its guarantee of the 2021 senior notes under specified circumstances.

We used the net proceeds from the 2021 senior notes, together with borrowings under our revolving credit facilities, to redeem in full the $350.0 million aggregate principal amount of our 9.125% first priority senior secured notes due 2017 (the “2017 senior notes”) on February 21, 2014 (the “Redemption Date”), at a redemption price equal to 104.563% of the principal amount thereof, plus accrued and unpaid interest to but excluding the Redemption Date.  For the quarter ended March 31, 2014, we recognized a pre-tax loss on extinguishment of debt of $21.8 million related to the redemption of the 2017 senior notes.

Debt Covenants

As of March 31, 2014, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of March 31, 2014, we were in compliance with all such covenants.  As of the end of the quarter, we were also in compliance with our covenants under the Indenture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on our Warehouse facilities.  The following tables provide the terms of our interest rate cap agreements that were in effect as of March 31, 2014 and December 31, 2013:
As of March 31, 2014
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	06/2013	12/2014	$325.0	5.50%
75.0	Warehouse Facility III	Cap Floating Rate	06/2012	07/2015	56.3	5.00%
75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	09/2015	69.8	5.50%
75.0	Warehouse Facility IV	Cap Floating Rate	03/2014	03/2017	5.2	5.50%

December 31, 2013
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	06/2013	12/2014	$325.0	5.50%
75.0	Warehouse Facility III	Cap Floating Rate	06/2012	07/2015	56.3	5.00%
75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	09/2015	75.0	5.50%

(1)	Rate excludes the spread over the LIBOR rate or the commercial paper rate, as applicable.

The interest rate caps have not been designated as hedging instruments.  As of March 31, 2014 and December 31, 2013, the interest rate caps had a fair value of less than $0.1 million as the capped rates were significantly above market rates.

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

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In millions)	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$5.6	$5.6	$4.2	$4.2
Restricted cash and cash equivalents	146.6	146.6	111.3	111.3
Restricted securities available for sale	52.3	52.3	53.6	53.6
Net investment in Loans receivable	2,318.0	2,330.1	2,212.8	2,226.7

Liabilities
Revolving secured line of credit	$115.9	$115.9	$102.8	$102.8
Secured financing	1,138.6	1,143.9	935.6	938.9
Mortgage note	3.7	3.7	3.8	3.8
Senior notes	300.0	313.1	350.2	367.1

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments on a recurring basis, as of March 31, 2014 and December 31, 2013:

(In millions)
	As of March 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$5.6	$–	$–	$5.6
Restricted cash and cash equivalents	146.6	–	–	146.6
Restricted securities available for sale	23.1	29.2	–	52.3
Net investment in Loans receivable	–	–	2,330.1	2,330.1

Liabilities
Revolving secured line of credit	$–	$115.9	$–	$115.9
Secured financing	–	1,143.9	–	1,143.9
Mortgage note	–	3.7	–	3.7
Senior notes	313.1	–	–	313.1

(In millions)	As of December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$4.2	$–	$–	$4.2
Restricted cash and cash equivalents	111.3	–	–	111.3
Restricted securities available for sale	25.1	28.5	–	53.6
Net investment in Loans receivable	–	–	2,226.7	2,226.7

Liabilities
Revolving secured line of credit	$–	$102.8	$–	$102.8
Secured financing	–	938.9	–	938.9
Mortgage note	–	3.8	–	3.8
Senior notes	367.1	–	–	367.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

9.           RELATED PARTY TRANSACTIONS – (Concluded)

Affiliated Dealer Loan balances were $7.8 million and $7.5 million as of March 31, 2014 and December 31, 2013, respectively.  As of March 31, 2014 and December 31, 2013, affiliated Dealer Loan balances were 0.3% of total consolidated Dealer Loan balances.  A summary of related party Loan activity is as follows:

(In millions)	For the Three Months Ended March 31,
	2014		2013
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$0.4	0.3%	$0.3	0.2%
New Consumer Loan assignments (1)	1.1	0.2%	1.1	0.3%
Accelerated Dealer Holdback payments	–	0.0%	–	0.3%
Dealer Holdback payments	0.4	1.2%	0.6	2.0%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

Our Chairman and significant shareholder has indirect control over entities that, in the past, offered secured lines of credit to automobile dealers, and has the right or obligation to reacquire these entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

10.           INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Three Months Ended March 31,
	2014	2013
U.S. federal statutory rate	35.0%	35.0%
State income taxes	3.1%	1.4%
Changes in reserve for uncertain tax positions as a result of settlements and lapsed statutes and related interest	-0.5%	-0.3%
Other	0.2%	0.2%
Effective tax rate	37.8%	36.3%

The differences between the U.S. federal statutory rate and our effective tax rate are primarily due to state income taxes and reserves for uncertain tax positions and related interest that are included in the provision for income taxes.

The state income taxes for the three months ended March 31, 2014 reflect changes in state tax laws enacted during the quarter that will result in higher future tax liabilities for the Company in a jurisdiction with high Consumer Loan assignment volume. The impact of revaluing deferred taxes based upon the enacted law that will apply when the corresponding temporary differences are expected to be realized was recognized in the current quarter and resulted in an increase of 1.9% to the effective tax rate.  The changes in state tax laws are effective beginning in 2015 and are not expected to have a significant impact to our effective tax rate.

Our federal income tax return for 2011 is currently under audit by the Internal Revenue Service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

11.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Three Months Ended March 31,
	2014	2013
Weighted average shares outstanding:
Common shares	22,717,243	23,692,780
Vested restricted stock units	746,137	637,247
Basic number of weighted average shares outstanding	23,463,380	24,330,027

Dilutive effect of stock options	13,389	39,266
Dilutive effect of restricted stock and restricted stock units	51,697	56,834
Dilutive number of weighted average shares outstanding	23,528,466	24,426,127

For the three months ended March 31, 2014 and 2013, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive.

12.         STOCK REPURCHASES

Our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 7, 2013, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of March 31, 2014, we had authorization to repurchase 324,456 shares of our common stock.

The following table summarizes our stock repurchases for the three months ended March 31, 2014 and 2013:

(Dollars in millions)	For the Three Months Ended March 31,
	2014		2013
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market	–	$–	530,795	$59.0
Tender Offer (1)	637,420	85.2	–	–
Other (2)	137,876	18.4	6,259	0.7
Total	775,296	$103.6	537,054	$59.7

(1)	Tender Offer Cost amounts include offering costs of $0.2 million.
(2)	Represents shares of common stock released to us as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units.
13.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended March 31,
	2014	2013
Restricted stock	$0.9	$0.6
Restricted stock units	3.5	0.9
Total	$4.4	$1.5

A summary of the restricted stock unit activity is presented below:
(Dollars in millions)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2014	1,099,157	$48.23
Granted	71,900	130.16
Converted	(300,875)	26.53
Outstanding as of March 31, 2014	870,182	62.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

14.        LITIGATION AND CONTINGENT LIABILITIES

In the normal course of business and as a result of the customer-oriented nature of the industry in which we operate, industry participants are frequently subject to various customer claims and litigation seeking damages and statutory penalties.  The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, customer protection, warranty, debt collection, insurance and other customer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to our repossession and sale of the customer’s vehicle and other debt collection activities.  As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by customers principally against Dealers.  We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement.  Many of these cases are filed as purported class actions and seek damages in large dollar amounts.  The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

15.         SUBSEQUENT EVENTS

On April 16, 2014, we completed a $299.0 million Term ABS financing which was used to repay outstanding indebtedness.  The financing has an expected annualized cost of approximately 2.2% (including the initial purchaser’s fees and other costs) and it will revolve for 24 months after which it will amortize based upon the cash flows on the contributed Loans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data, of our 2013 Annual Report on Form 10-K, as well as Item 1- Consolidated Financial Statements, of this Form 10-Q, which is incorporated herein by reference.

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

For the three months ended March 31, 2014, consolidated net income was $49.8 million, or $2.12 per diluted share, compared to $60.6 million, or $2.48 per diluted share, for the same period in 2013.  The decrease in consolidated net income for the three months ended March 31, 2014 was primarily due to a loss on extinguishment of debt related to the redemption of senior notes partially offset by an increase in the average balance of our Loan portfolio.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of March 31, 2014, with the forecasts as of December 31, 2013, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of			Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	March 31, 2014	December 31, 2013	Initial Forecast	December 31, 2013	Initial Forecast
2005	73.7%	73.7%	74.0%	0.0%	-0.3%
2006	70.0%	70.0%	71.4%	0.0%	-1.4%
2007	68.0%	67.9%	70.7%	0.1%	-2.7%
2008	70.2%	70.1%	69.7%	0.1%	0.5%
2009	79.3%	79.2%	71.9%	0.1%	7.4%
2010	77.1%	77.0%	73.6%	0.1%	3.5%
2011	74.1%	74.1%	72.5%	0.0%	1.6%
2012	73.4%	73.5%	71.4%	-0.1%	2.0%
2013	73.3%	73.3%	72.0%	0.0%	1.3%

Consumer Loans assigned in 2009 through 2013 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates.  For all other assignment years presented, actual results have been very close to our initial estimates.  For the three months ended March 31, 2014, forecasted collection rates were generally consistent with expectations at the start of the period for all assignment years presented.

Forecasting collection rates accurately at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we currently forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2014.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of March 31, 2014
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2005	73.7%	46.9%	26.8%	99.7%
2006	70.0%	46.6%	23.4%	99.4%
2007	68.0%	46.5%	21.5%	98.9%
2008	70.2%	44.6%	25.6%	98.5%
2009	79.3%	43.9%	35.4%	98.5%
2010	77.1%	44.7%	32.4%	94.8%
2011	74.1%	45.5%	28.6%	81.3%
2012	73.4%	46.3%	27.1%	58.7%
2013	73.3%	47.6%	25.7%	26.6%
2014	71.9%	47.9%	24.0%	3.2%

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

The spread between the forecasted collection rate and the advance rate declined during the 2005 through 2007 period as we increased advance rates during this period in response to a more difficult competitive environment.  During 2008 and 2009, the spread increased as the competitive environment improved, and we reduced advance rates.  In addition, during 2009, the spread was positively impacted by better than expected Consumer Loan performance.  During the 2010 through 2013 period, the spread decreased as we again increased advance rates in response to the competitive environment.  The decline in the spread from 2013 to 2014 is primarily the result of the performance of 2013 Consumer Loans, which has exceeded our initial expectations.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of March 31, 2014 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %
Dealer Loans	2007	67.9%	45.8%	22.1%
	2008	70.7%	43.3%	27.4%
	2009	79.3%	43.5%	35.8%
	2010	77.1%	44.4%	32.7%
	2011	74.0%	45.2%	28.8%
	2012	73.4%	46.1%	27.3%
	2013	73.3%	47.1%	26.2%
	2014	72.0%	47.5%	24.5%

Purchased Loans	2007	68.2%	49.1%	19.1%
	2008	69.5%	46.7%	22.8%
	2009	79.4%	45.3%	34.1%
	2010	77.1%	46.3%	30.8%
	2011	74.4%	47.7%	26.7%
	2012	73.9%	48.5%	25.4%
	2013	74.3%	51.1%	23.2%
	2014	71.4%	51.6%	19.8%

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio is 2.2:1 as of March 31, 2014.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last five quarters as compared to the same period in the previous year:
	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2013	-2.9%	-0.4%
June 30, 2013	8.4%	10.5%
September 30, 2013	11.0%	15.9%
December 31, 2013	12.6%	11.3%
March 31, 2014	14.3%	16.2%

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

Unit and dollar volumes grew 14.3% and 16.2%, respectively, during the first quarter of 2014 as the number of active Dealers grew 16.1% while average volume per active Dealer declined 1.5%.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2014	2013	% Change
Consumer Loan unit volume	65,283	57,105	14.3%
Active Dealers (1)	5,058	4,355	16.1%
Average volume per active Dealer	12.9	13.1	-1.5%

       (1)      Active Dealers are Dealers who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2014	2013	% Change
Consumer Loan unit volume from Dealers active both periods	50,752	49,930	1.6%
Dealers active both periods	3,097	3,097	–
Average volume per Dealers active both periods	16.4	16.1	1.6%

Consumer Loan unit volume from new Dealers	3,082	3,440	-10.4%
New active Dealers (1)	634	678	-6.5%
Average volume per new active Dealers	4.9	5.1	-3.9%

Attrition (2)	-12.6%	-12.4%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.
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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Three Months Ended March 31,
	2014	2013
Dealer Loan unit volume as a percentage of total unit volume	91.7%	94.4%
Dealer Loan dollar volume as a percentage of total dollar volume (1)	89.2%	93.1%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of March 31, 2014 and December 31, 2013, the net Dealer Loans receivable balance was 88.7% and 89.0%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(In millions, except share and per share data)	For the Three Months Ended March 31,
	2014	2013	% Change
Revenue:
Finance charges	$152.8	$142.9	6.9%
Premiums earned	13.2	12.0	10.0%
Other income	10.9	9.8	11.2%
Total revenue	176.9	164.7	7.4%
Costs and expenses:
Salaries and wages	25.6	21.9	16.9%
General and administrative	8.2	7.9	3.8%
Sales and marketing	9.6	9.0	6.7%
Provision for credit losses	4.7	5.8	-19.0%
Interest	16.0	16.0	0.0%
Provision for claims	11.0	9.0	22.2%
Loss on extinguishment of debt	21.8	–	–%
Total costs and expenses	96.9	69.6	39.2%

Income before provision for income taxes	80.0	95.1	-15.9%
Provision for income taxes	30.2	34.5	-12.5%
Net income	$49.8	$60.6	-17.8%

Net income per share:
Basic	$2.12	$2.49	-14.9%
Diluted	$2.12	$2.48	-14.5%

Weighted average shares outstanding:
Basic	23,463,380	24,330,027	-3.6%
Diluted	23,528,466	24,426,127	-3.7%

The following table highlights changes in net income for the three months ended March 31, 2014, as compared to 2013:

(In millions)	Change
Net income for the three months ended March 31, 2013	$60.6
Increase in finance charges	9.9
Increase in premiums earned	1.2
Increase in other income	1.1
Increase in operating expenses (1)	(4.6)
Decrease in provision for credit losses	1.1
Increase in interest	–
Increase in provision for claims	(2.0)
Increase in loss on extinguishment of debt	(21.8)
Decrease in provision for income taxes	4.3
Net income for the three months ended March 31, 2014	$49.8

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the three months ended March 31, 2014, finance charges increased $9.9 million, or 6.9%, as compared to the same period in 2013.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2014	2013	Change
Average net Loans receivable balance	$2,247.7	$1,964.3	$283.4
Average yield on our Loan portfolio	27.2%	29.1%	-1.9%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended March 31, 2014:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended March 31, 2014
Due to an increase in the average net Loans receivable balance	$20.6
Due to a decrease in the average yield	(10.7)
Total increase in finance charges	$9.9

The increase in the average net Loans receivable balance was primarily due to the growth in new Consumer Loan assignments in recent years, which resulted in the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans throughout 2013 and the first quarter of 2014.  The growth in new Consumer Loan assignments in recent years was the result of an increase in active Dealers, partially offset by a decline in volume per active Dealer.  The average yield on our Loan portfolio for the three months ended March 31, 2014 decreased as compared to the same period in 2013 due to higher advance rates on new Consumer Loan assignments.

Premiums Earned.  For the three months ended March 31, 2014, premiums earned increased $1.2 million, or 10.0%, as compared to the same period in 2013.  The increase was primarily due to growth in the size of our reinsurance portfolio, which was the result of premiums written on vehicle service contracts from new Consumer Loan assignments throughout 2013 and the first quarter of 2014.

Other Income.  For the three months ended March 31, 2014, other income increased $1.1 million, or 11.2%, as compared to the same period in 2013.  The increase was primarily a result of the following:
•	A $2.1 million increase in vehicle service contract profit sharing income.
•	A $1.0 million decrease in Global Positioning Systems with Starter Interrupt Devices (“GPS-SID”) fee income.

Operating Expenses.  For the three months ended March 31, 2014, operating expenses increased $4.6 million, or 11.9%, as compared to the same period in 2013.  The change in operating expenses was primarily due to the following:

•	An increase in salaries and wages expense of $3.7 million, or 16.9%, comprised of the following:
•
An increase of $2.8 million in stock-based compensation expense primarily due to a change in the expected vesting period of performance-based stock awards and new stock awards granted during the first quarter of 2014.

•
Excluding the increase in stock-based compensation expense, salaries and wages expense increased $0.9 million related to increases of $0.7 million for our servicing function and $0.3 million for our support function, partially offset by a decrease of $0.1 million for our originations function.

Provision for Credit Losses.  For the three months ended March 31, 2014, the provision for credit losses decreased $1.1 million, or 19.0%, as compared to the same period in 2013.  Under GAAP, when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the three months ended March 31, 2014, overall Consumer Loan performance was generally consistent with our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $4.7 million for the three months ended March 31, 2014, of which $5.1 million related to Dealer Loans partially offset by a reversal of a provision of $0.4 million related to Purchased Loans.  During the three months ended March 31, 2013, overall Consumer Loan performance was generally consistent with our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $5.8 million for the three months ended March 31, 2013, of which $6.0 million related to Dealer Loans partially offset by a reversal of a provision of $0.2 million related to Purchased Loans.

Interest.  For the three months ended March 31, 2014, interest expense was consistent with the same period in 2013.  The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended March 31, 2014 and 2013:

(Dollars in millions)	For the Three Months Ended March 31,
	2014	2013
Interest expense	$16.0	$16.0
Average outstanding debt balance	1,529.5	1,273.1
Average cost of debt	4.2%	5.0%

Interest expense remained consistent with the prior year period as the increase in the average outstanding debt balance was offset by a decline in our average cost of debt.  The average outstanding debt balance increased compared to the same period in 2013 due to the following:

•	Debt proceeds used to fund the growth in new Consumer Loan assignments and stock repurchases throughout 2013 and the first quarter of 2014.
•
Additional outstanding debt as a result of the one month lag from issuance of the $300.0 million principal amount of the 2021 senior notes in January 2014 to the redemption of the $350.0 million outstanding principal amount of the 2017 senior notes in February 2014.

The decline in our average cost of debt was primarily a result of a change in the mix of our outstanding debt.

Provision for Claims.  For the three months ended March 31, 2014, provision for claims increased $2.0 million, or 22.2%, as compared to the same period in 2013.  The increase was due to an increase in the size of our reinsurance portfolio and an increase in claims paid per reinsured vehicle service contract.

Loss on extinguishment of debt.  For the three months ended March 31, 2014, we recognized a loss on extinguishment of debt of $21.8 million related to the redemption of the 2017 senior notes.  We used the net proceeds from the January 2014 issuance of the 2021 senior notes, together with borrowings under our revolving credit facilities, to fund the redemption of the 2017 senior notes.

Provision for Income Taxes.  For the three months ended March 31, 2014, the effective tax rate increased to 37.8% from 36.3% in the same period in 2013.  The state income taxes for the three months ended March 31, 2014 reflect changes in state tax laws enacted during the quarter that will result in higher future tax liabilities for the Company in a jurisdiction with high Consumer Loan assignment volume. The impact of revaluing deferred taxes based upon the enacted law that will apply when the corresponding temporary differences are expected to be realized was recognized in the current quarter and resulted in an increase of 1.9% to the effective tax rate.  The changes in state tax laws are effective beginning in 2015 and are not expected to have a significant impact to our effective tax rate.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.  There are various restrictive debt covenants for each financing arrangement and we were in compliance with those covenants as of March 31, 2014.  For information regarding these financings and the covenants included in the related documents, see Note 6 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

On January 22, 2014, we issued $300.0 million of 6.125% senior notes due 2021 in a private offering exempt from registration under the Securities Act of 1933.  On February 21, 2014, we used the net proceeds from the 2021 senior notes, together with borrowings under our revolving credit facilities, to redeem in full the $350.0 million outstanding principal amount of our 9.125% first priority senior secured notes due 2017.  For the quarter ended March 31, 2014, we recognized a pre-tax loss on extinguishment of debt of $21.8 million related to the redemption of the 2017 senior notes.

On April 16, 2014, we completed a $299.0 million Term ABS Financing, which was used to repay outstanding indebtedness.  The financing has an expected annualized cost of approximately 2.2% (including the initial purchaser’s fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed loans.

Cash and cash equivalents as of March 31, 2014 and December 31, 2013 was $5.6 million and $4.2 million, respectively.  Our total balance sheet indebtedness increased $165.8 million to $1,558.2 million as of March 31, 2014 from $1,392.4 million as of December 31, 2013 due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of our scheduled principal debt maturities as of March 31, 2014 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2014	$313.9
2015	383.1
2016	554.9
2017	6.3
2018	–
Over five years	300.0
Total	$1,558.2

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP.  Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity.  There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  These forward-looking statements represent our outlook only as of the date of this report.  While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties.  Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2013, other risk factors discussed herein or listed from time to time in our reports filed with the SEC and the following:

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for a complete discussion of our market risk.  There have been no material changes to the market risk information included in our 2013 Annual Report on Form 10-K.

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

The following table summarizes stock repurchases for the three months ended March 31, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2014	–		$–	–	324,456
February 1 to February 28, 2014	134,192	*	133.26	–	324,456
March 1 to March 31, 2014	641,104	**	133.37	–	324,456
	775,296		$133.35	–

*Amount includes 134,192 shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock.

**Amount includes 3,684 shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units and 637,420 shares of common stock repurchased by us as part of our tender offer.

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
Date: April 29, 2014

INDEX OF EXHIBITS

The following documents are filed as part of this report.  Those exhibits previously filed and incorporated herein by reference are identified below.  Exhibits not required for this report have been omitted.  Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

Exhibit No.	Description
4.101
Indenture, dated as of January 22, 2014, among Credit Acceptance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 27, 2014)

4.102
Registration Rights Agreement, dated January 22, 2014, among Credit Acceptance Corporation, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of the Company’s 6.125% Senior Notes due 2021 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 27, 2014)

4.117
Fourth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of January 15, 2014, by and among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the Banks (incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

4.118
Indenture dated as of April 16, 2014, between Credit Acceptance Auto Loan Trust 2014-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.119
Sale and Servicing Agreement dated as of April 16, 2014 among the Company, Credit Acceptance Auto Loan Trust 2014-1, Credit Acceptance Funding LLC 2014-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.120
Backup Servicing Agreement dated as of April 16, 2014, among the Company, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Auto Loan Trust 2014-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.121
Amended and Restated Trust Agreement dated as of April 16, 2014, between Credit Acceptance Funding LLC 2014-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.122
Sale and Contribution Agreement dated as of April 16, 2014, between the Company and Credit Acceptance Funding LLC 2014-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.123
Amended and Restated Intercreditor Agreement dated April 16, 2014, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding III, LLC, CAC Warehouse Funding LLC IV, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Funding LLC 2013-2, Credit Acceptance Funding LLC 2013-1, Credit Acceptance Funding LLC 2012-2, Credit Acceptance Funding LLC 2012-1, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Auto Loan Trust 2014-1, Credit Acceptance Auto Loan Trust 2013-2, Credit Acceptance Auto Loan Trust 2013-1, Credit Acceptance Auto Loan Trust 2012-2, Credit Acceptance Auto Loan Trust 2012-1, Credit Acceptance Auto Loan Trust 2011-1, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, Bank of Montreal, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

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