Form 10-Q
period 2014-06-30
CREDIT ACCEPTANCE CORP
filed 2014-07-30
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The number of shares of Common Stock, par value $0.01, outstanding on July 18, 2014 was 21,593,612.

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)	As of
	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS:
Cash and cash equivalents	$6.7	$4.2
Restricted cash and cash equivalents	156.6	111.3
Restricted securities available for sale	54.6	53.6
Loans receivable (including $8.0 and $7.5 from affiliates as of June 30, 2014 and December 31, 2013, respectively)	2,562.8	2,408.2
Allowance for credit losses	(204.8)	(195.4)
Loans receivable, net	2,358.0	2,212.8
Property and equipment, net	23.0	22.3
Income taxes receivable	1.6	1.1
Other assets	27.1	28.1
Total Assets	$2,627.6	$2,433.4
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$110.1	$113.8
Revolving secured line of credit	106.2	102.8
Secured financing	1,248.5	935.6
Mortgage note	—	3.8
Senior notes	300.0	350.2
Deferred income taxes, net	187.3	157.2
Income taxes payable	2.7	19.9
Total Liabilities	1,954.8	1,683.3
Commitments and Contingencies - See Note 14
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 21,593,828 and 22,943,078 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	0.2	0.2
Paid-in capital	81.1	63.2
Retained earnings	591.5	686.9
Accumulated other comprehensive loss	—	(0.2)
Total Shareholders' Equity	672.8	750.1
Total Liabilities and Shareholders' Equity	$2,627.6	$2,433.4

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In millions, except share and per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Finance charges	$157.9	$147.5	$310.7	$290.4
Premiums earned	13.6	12.9	26.8	24.9
Other income	8.3	9.0	19.2	18.8
Total revenue	179.8	169.4	356.7	334.1
Costs and expenses:
Salaries and wages	24.4	23.1	50.0	45.0
General and administrative	8.5	8.3	16.7	16.2
Sales and marketing	8.8	8.5	18.4	17.5
Provision for credit losses	4.6	5.4	9.3	11.2
Interest	13.3	16.2	29.3	32.2
Provision for claims	11.0	10.5	22.0	19.5
Loss on extinguishment of debt	—	—	21.8	—
Total costs and expenses	70.6	72.0	167.5	141.6
Income before provision for income taxes	109.2	97.4	189.2	192.5
Provision for income taxes	39.8	35.9	70.0	70.4
Net income	$69.4	$61.5	$119.2	$122.1
Net income per share:
Basic	$3.06	$2.57	$5.16	$5.06
Diluted	$3.06	$2.56	$5.15	$5.04
Weighted average shares outstanding:
Basic	22,653,393	23,974,099	23,122,288	24,151,080
Diluted	22,658,891	24,017,273	23,157,289	24,220,403

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended June 30,
	2014	2013
Net income	$69.4	$61.5
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax of $0.0 and $0.1 for 2014 and 2013, respectively	0.1	(0.2)
Other comprehensive income (loss)	0.1	(0.2)
Comprehensive income	$69.5	$61.3

(In millions)	For the Six Months Ended June 30,
	2014	2013
Net income	$119.2	$122.1
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax of $0.0 for 2014 and 2013	0.2	(0.1)
Other comprehensive income (loss)	0.2	(0.1)
Comprehensive income	$119.4	$122.0

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Six Months Ended June 30, 2014
	2014	2013
Cash Flows From Operating Activities:
Net income	$119.2	$122.1
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	9.3	11.2
Depreciation	2.5	2.7
Amortization	3.7	3.6
Loss on retirement of property and equipment	0.1	0.1
Provision (benefit) for deferred income taxes	30.1	(7.1)
Loss on extinguishment of debt	21.8	—
Stock-based compensation	7.8	4.7
Change in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued liabilities	(3.7)	6.5
(Increase) decrease in income taxes receivable	(0.5)	0.3
Decrease in income taxes payable	(17.2)	(5.7)
Decrease in other assets	1.2	2.3
Net cash provided by operating activities	174.3	140.7
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(45.3)	(24.5)
Purchases of restricted securities available for sale	(47.1)	(49.9)
Proceeds from sale of restricted securities available for sale	9.0	7.2
Maturities of restricted securities available for sale	37.2	41.0
Principal collected on Loans receivable	790.4	677.9
Advances to Dealers	(760.7)	(712.7)
Purchases of Consumer Loans	(94.0)	(56.3)
Accelerated payments of Dealer Holdback	(21.9)	(20.4)
Payments of Dealer Holdback	(67.8)	(58.5)
Net increase in other loans	(0.5)	(0.4)
Purchases of property and equipment	(3.3)	(3.0)
Net cash used in investing activities	(204.0)	(199.6)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	1,347.0	1,559.8
Repayments under revolving secured line of credit	(1,343.6)	(1,452.5)
Proceeds from secured financing	921.6	646.5
Repayments of secured financing	(608.7)	(597.2)
Proceeds from issuance of senior notes	300.0	—
Repayment of senior notes	(350.0)	—
Principal payments under mortgage note	(3.8)	(0.1)
Payments of debt issuance and debt extinguishment costs	(25.8)	(2.9)
Repurchase of common stock	(218.7)	(95.9)
Proceeds from stock options exercised	0.6	0.3
Tax benefits from stock-based compensation plans	13.6	0.9
Net cash provided by financing activities	32.2	58.9
Net increase in cash and cash equivalents	2.5	—
Cash and cash equivalents, beginning of period	4.2	9.0
Cash and cash equivalents, end of period	$6.7	$9.0
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$30.8	$28.9
Cash paid during the period for income taxes	$43.5	$81.2
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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2014 for items that could potentially be recognized or disclosed in these financial statements.  For additional information regarding subsequent events, see Note 15 of these consolidated financial statements.

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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2013	94.4%	5.6%
June 30, 2013	93.9%	6.1%
September 30, 2013	92.9%	7.1%
December 31, 2013	92.4%	7.6%
March 31, 2014	91.7%	8.3%
June 30, 2014	91.4%	8.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.  As of June 30, 2014 and December 31, 2013, we had $6.2 million and $3.6 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in trusts for future vehicle service contract claims. As of June 30, 2014 and December 31, 2013, we had $154.6 million and $109.5 million, respectively, in restricted cash and cash equivalents that was not insured by the FDIC.

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
(UNAUDITED)

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

Methodology Changes.  During the second quarter of 2013, we enhanced our methodology for forecasting future collections on Loans, which is described more fully in Note 5 to the consolidated financial statements.  For the three and six months ended June 30, 2014 and 2013, we did not make any other methodology changes for Loans that had a material impact on our financial results.

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
(UNAUDITED)

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

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net assumed written premiums	$10.9	$14.1	$25.6	$30.4
Net premiums earned	13.6	12.9	26.8	24.9
Provision for claims	11.0	10.5	22.0	19.5
Amortization of capitalized acquisition costs	0.4	0.3	0.7	0.6

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	June 30, 2014	December 31, 2013
Trust assets	Restricted cash and cash equivalents	$0.4	$1.2
Trust assets	Restricted securities available for sale	54.6	53.6
Unearned premium	Accounts payable and accrued liabilities	41.2	42.4
Claims reserve (1)	Accounts payable and accrued liabilities	1.8	1.7

(1)	The claims reserve is estimated based on historical claims experience.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

New Accounting Updates

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 is effective for fiscal years, and interim periods, beginning after December 15, 2016, with early adoption not permitted. We have not yet determined the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the FASB issued ASU No. 2013-11 which requires an entity to net its liability for unrecognized tax benefits against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. ASU No. 2013-11 is effective for fiscal years, and interim periods, beginning after December 15, 2013, with early adoption permitted. The adoption of ASU No. 2013-11 on January 1, 2014 did not have a material impact on our consolidated financial statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02 which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes to the financial statements. The amendments in ASU No. 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  ASU No. 2013-02 is effective for fiscal years beginning after December 15, 2012. The adoption of ASU No. 2013-02 on January 1, 2013 did not have a material impact on our consolidated financial statements.

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

Restricted securities available for sale consist of the following:

(In millions)	As of June 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$30.6	$—	$(0.1)	$30.5
Corporate bonds	11.6	—	—	11.6
Commercial paper	8.4	—	—	8.4
Certificates of deposit	4.1	—	—	4.1
Total restricted securities available for sale	$54.7	$—	$(0.1)	$54.6

(In millions)	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$23.9	$—	$—	$23.9
U.S. Government and agency securities	22.3	—	(0.2)	22.1
Certificates of deposit	4.6	—	—	4.6
Corporate bonds	3.1	—	(0.1)	3.0
Total restricted securities available for sale	$53.9	$—	$(0.3)	$53.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of June 30, 2014
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$7.4	$—	$4.4	$(0.1)	$11.8	$(0.1)
Corporate bonds	5.8	—	3.1	—	8.9	—
Commercial paper	4.3	—	—	—	4.3	—
Total restricted securities available for sale	$17.5	$—	$7.5	$(0.1)	$25.0	$(0.1)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2013
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Commercial paper	$10.0	$—	$—	$—	$10.0	$—
U.S. Government and agency securities	11.8	(0.2)	—	—	11.8	(0.2)
Certificates of deposit	1.9	—	—	—	1.9	—
Corporate bonds	2.3	(0.1)	—	—	2.3	(0.1)
Total restricted securities available for sale	$26.0	$(0.3)	$—	$—	$26.0	$(0.3)

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In millions)	As of
	June 30, 2014		December 31, 2013
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Contractual Maturity
Within one year	$17.8	$17.8	$41.6	$41.6
Over one year to five years	34.6	34.6	7.8	7.8
Over five years to ten years	2.3	2.2	4.5	4.2
Total restricted securities available for sale	$54.7	$54.6	$53.9	$53.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of June 30, 2014
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,279.0	$283.8	$2,562.8
Allowance for credit losses	(195.8)	(9.0)	(204.8)
Loans receivable, net	$2,083.2	$274.8	$2,358.0

(In millions)	As of December 31, 2013
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,155.5	$252.7	$2,408.2
Allowance for credit losses	(185.7)	(9.7)	(195.4)
Loans receivable, net	$1,969.8	$243.0	$2,212.8

A summary of changes in Loans receivable is as follows:

(In millions)	For the Three Months Ended June 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,247.0	$271.1	$2,518.1
New Consumer Loan assignments (1)	339.4	42.9	382.3
Principal collected on Loans receivable	(345.4)	(36.3)	(381.7)
Accelerated Dealer Holdback payments	10.7	—	10.7
Dealer Holdback payments	33.3	—	33.3
Transfers (2)	(6.1)	6.1	—
Write-offs	(0.4)	—	(0.4)
Recoveries (3)	0.5	—	0.5
Balance, end of period	$2,279.0	$283.8	$2,562.8

(In millions)	For the Three Months Ended June 30, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,973.1	$237.2	$2,210.3
New Consumer Loan assignments (1)	334.1	28.4	362.5
Principal collected on Loans receivable	(300.0)	(32.4)	(332.4)
Accelerated Dealer Holdback payments	10.9	—	10.9
Dealer Holdback payments	28.5	—	28.5
Transfers (2)	(3.9)	3.9	—
Write-offs	(1.9)	(0.1)	(2.0)
Recoveries (3)	0.6	0.1	0.7
Balance, end of period	$2,041.4	$237.1	$2,278.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Six Months Ended June 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,155.5	$252.7	$2,408.2
New Consumer Loan assignments (1)	760.7	94.0	854.7
Principal collected on Loans receivable	(716.1)	(74.3)	(790.4)
Accelerated Dealer Holdback payments	21.9	—	21.9
Dealer Holdback payments	67.8	—	67.8
Transfers (2)	(11.4)	11.4	—
Write-offs	(0.9)	—	(0.9)
Recoveries (3)	1.0	—	1.0
Net change in other loans	0.5	—	0.5
Balance, end of period	$2,279.0	$283.8	$2,562.8

(In millions)	For the Six Months Ended June 30, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,869.4	$240.5	$2,109.9
New Consumer Loan assignments (1)	712.7	56.3	769.0
Principal collected on Loans receivable	(609.3)	(68.6)	(677.9)
Accelerated Dealer Holdback payments	20.4	—	20.4
Dealer Holdback payments	58.5	—	58.5
Transfers (2)	(8.9)	8.9	—
Write-offs	(3.0)	(0.1)	(3.1)
Recoveries (3)	1.2	0.1	1.3
Net change in other loans	0.4	—	0.4
Balance, end of period	$2,041.4	$237.1	$2,278.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The excess of expected net cash flows over the carrying value of the Loans is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In millions)	For the Three Months Ended June 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$706.7	$119.7	$826.4
New Consumer Loan assignments (1)	136.7	16.6	153.3
Finance charge income	(138.6)	(19.3)	(157.9)
Forecast changes	6.9	4.2	11.1
Transfers (2)	(2.1)	3.3	1.2
Balance, end of period	$709.6	$124.5	$834.1

(In millions)	For the Three Months Ended June 30, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$640.0	$114.4	$754.4
New Consumer Loan assignments (1)	135.4	11.6	147.0
Finance charge income	(129.4)	(18.1)	(147.5)
Forecast changes	10.3	0.9	11.2
Transfers (2)	(1.5)	2.5	1.0
Balance, end of period	$654.8	$111.3	$766.1

(In millions)	For the Six Months Ended June 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$667.5	$112.8	$780.3
New Consumer Loan assignments (1)	307.5	36.6	344.1
Finance charge income	(273.1)	(37.6)	(310.7)
Forecast changes	11.7	6.1	17.8
Transfers (2)	(4.0)	6.6	2.6
Balance, end of period	$709.6	$124.5	$834.1

(In millions)	For the Six Months Ended June 30, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$602.9	$115.2	$718.1
New Consumer Loan assignments (1)	299.0	23.3	322.3
Finance charge income	(253.5)	(36.9)	(290.4)
Forecast changes	10.1	3.9	14.0
Transfers (2)	(3.7)	5.8	2.1
Balance, end of period	$654.8	$111.3	$766.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended June 30, 2014
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$517.6	$82.2	$599.8
Expected net cash flows at the time of assignment (2)	476.1	59.5	535.6
Fair value at the time of assignment (3)	339.4	42.9	382.3

(In millions)	For the Three Months Ended June 30, 2013
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$510.1	$55.0	$565.1
Expected net cash flows at the time of assignment (2)	469.6	39.9	509.5
Fair value at the time of assignment (3)	334.1	28.4	362.5

(In millions)	For the Six Months Ended June 30, 2014
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,160.9	$181.2	$1,342.1
Expected net cash flows at the time of assignment (2)	1,068.2	130.6	1,198.8
Fair value at the time of assignment (3)	760.7	94.0	854.7

(In millions)	For the Six Months Ended June 30, 2013
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,088.7	$109.8	$1,198.5
Expected net cash flows at the time of assignment (2)	1,011.7	79.6	1,091.3
Fair value at the time of assignment (3)	712.7	56.3	769.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 3 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of June 30, 2014, with the forecasts as of March 31, 2014, as of December 31, 2013, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	June 30, 2014	March 31, 2014	December 31, 2013	Initial Forecast	March 31, 2014	December 31, 2013	Initial Forecast
2005	73.7%	73.7%	73.7%	74.0%	0.0%	0.0%	-0.3%
2006	70.0%	70.0%	70.0%	71.4%	0.0%	0.0%	-1.4%
2007	68.0%	68.0%	67.9%	70.7%	0.0%	0.1%	-2.7%
2008	70.3%	70.2%	70.1%	69.7%	0.1%	0.2%	0.6%
2009	79.3%	79.3%	79.2%	71.9%	0.0%	0.1%	7.4%
2010	77.2%	77.1%	77.0%	73.6%	0.1%	0.2%	3.6%
2011	74.1%	74.1%	74.1%	72.5%	0.0%	0.0%	1.6%
2012	73.4%	73.4%	73.5%	71.4%	0.0%	-0.1%	2.0%
2013	73.3%	73.3%	73.3%	72.0%	0.0%	0.0%	1.3%
2014 (2)	72.8%	71.9%	—	72.4%	0.9%	—	0.4%

(1)
Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment.  Contractual repayments include both principal and interest.

(2)
The forecasted collection rate for 2014 Consumer Loans as of June 30, 2014 includes both Consumer Loans that were in our portfolio as of March 31, 2014 and Consumer Loans assigned during the most recent quarter.  The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of
2014 Consumer Loan Assignment Period	June 30, 2014	March 31, 2014	Variance
January 1, 2014 through March 31, 2014	73.1%	71.9%	1.2%
April 1, 2014 through June 30, 2014	72.5%	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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

(In millions)	As of June 30, 2014
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$715.9	$242.4	$958.3	$1,563.1	$41.4	$1,604.5
Allowance for credit losses	—	—	—	(195.8)	(9.0)	(204.8)
Loans receivable, net	$715.9	$242.4	$958.3	$1,367.3	$32.4	$1,399.7

(In millions)	As of December 31, 2013
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$681.4	$227.3	$908.7	$1,474.1	$25.4	$1,499.5
Allowance for credit losses	—	—	—	(185.7)	(9.7)	(195.4)
Loans receivable, net	$681.4	$227.3	$908.7	$1,288.4	$15.7	$1,304.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Three Months Ended June 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$190.8	$9.3	$200.1
Provision for credit losses	4.9	(0.3)	4.6
Write-offs	(0.4)	—	(0.4)
Recoveries (1)	0.5	—	0.5
Balance, end of period	$195.8	$9.0	$204.8

(In millions)	For the Three Months Ended June 30, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$172.9	$8.8	$181.7
Provision for credit losses	3.9	1.5	5.4
Write-offs	(1.9)	(0.1)	(2.0)
Recoveries (1)	0.6	0.1	0.7
Balance, end of period	$175.5	$10.3	$185.8

(In millions)	For the Six Months Ended June 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$185.7	$9.7	$195.4
Provision for credit losses	10.0	(0.7)	9.3
Write-offs	(0.9)	—	(0.9)
Recoveries (1)	1.0	—	1.0
Balance, end of period	$195.8	$9.0	$204.8

(In millions)	For the Six Months Ended June 30, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$167.4	$9.0	$176.4
Provision for credit losses	9.9	1.3	11.2
Write-offs	(3.0)	(0.1)	(3.1)
Recoveries (1)	1.2	0.1	1.3
Balance, end of period	$175.5	$10.3	$185.8

(1)	Represents collections received on previously written off Loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DEBT

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) revolving secured warehouse (“Warehouse”) facilities; (3) asset-backed secured financings (“Term ABS”) and (4) senior notes.  General information for each of our financing transactions in place as of June 30, 2014 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate as of June 30, 2014
Revolving Secured Line of Credit	n/a	06/23/2017		$235.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	12/27/2015	(2)	$325.0	Commercial paper rate or LIBOR plus 200 basis points (3)
Warehouse Facility III (1)	CAC Warehouse Funding III, LLC	09/10/2015	(4)	$75.0	LIBOR plus 160 basis points (3)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	04/05/2016	(2)	$75.0	LIBOR plus 200 basis points (3)
Term ABS 2011-1 (1)	Credit Acceptance Funding LLC 2011-1	09/16/2013	(2)	$200.5	Fixed rate
Term ABS 2012-1 (1)	Credit Acceptance Funding LLC 2012-1	03/17/2014	(2)	$201.3	Fixed rate
Term ABS 2012-2 (1)	Credit Acceptance Funding LLC 2012-2	09/15/2014	(2)	$252.0	Fixed rate
Term ABS 2013-1 (1)	Credit Acceptance Funding LLC 2013-1	04/15/2015	(2)	$140.3	Fixed rate
Term ABS 2013-2 (1)	Credit Acceptance Funding LLC 2013-2	10/15/2015	(2)	$197.8	Fixed rate
Term ABS 2014-1 (1)	Credit Acceptance Funding LLC 2014-1	04/15/2016	(2)	$299.0	Fixed rate
2021 Senior Notes	n/a	02/15/2021		$300.0	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.

(3)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2017 will be due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revolving Secured Line of Credit
Maximum outstanding balance	$201.5	$195.1	$204.7	$195.1
Average outstanding balance	124.6	139.6	102.7	106.6
Warehouse Facility II
Maximum outstanding balance	$162.6	$162.6	$162.6	$162.6
Average outstanding balance	56.5	48.0	57.5	68.9
Warehouse Facility III
Maximum outstanding balance	$69.1	$60.0	$75.0	$60.0
Average outstanding balance	11.4	40.0	9.9	20.1
Warehouse Facility IV
Maximum outstanding balance	$26.5	$37.6	$26.6	$39.6
Average outstanding balance	24.5	9.9	20.2	23.7

(Dollars in millions)	As of
	June 30, 2014	December 31, 2013
Revolving Secured Line of Credit
Balance outstanding	$106.2	$102.8
Amount available for borrowing (1)	128.8	132.2
Interest rate	2.03%	2.04%
Warehouse Facility II
Balance outstanding	$154.5	$—
Amount available for borrowing (1)	170.5	325.0
Loans pledged as collateral	209.8	—
Restricted cash and cash equivalents pledged as collateral	3.6	1.2
Interest rate	2.15%	2.17%
Warehouse Facility III
Balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	0.2	0.3
Interest rate	1.76%	1.77%
Warehouse Facility IV
Balance outstanding	$25.0	$—
Amount available for borrowing (1)	50.0	75.0
Loans pledged as collateral	45.2	—
Restricted cash and cash equivalents pledged as collateral	1.4	0.2
Interest rate	2.15%	2.17%
Term ABS 2011-1
Balance outstanding	$40.2	$144.2
Loans pledged as collateral	162.0	215.3
Restricted cash and cash equivalents pledged as collateral	22.2	23.2
Interest rate	3.96%	3.01%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2012-1
Balance outstanding	$139.7	$201.3
Loans pledged as collateral	201.8	240.4
Restricted cash and cash equivalents pledged as collateral	25.0	23.5
Interest rate	2.46%	2.38%
Term ABS 2012-2
Balance outstanding	$252.0	$252.0
Loans pledged as collateral	300.8	303.8
Restricted cash and cash equivalents pledged as collateral	31.8	27.7
Interest rate	1.63%	1.63%
Term ABS 2013-1
Balance outstanding	$140.3	$140.3
Loans pledged as collateral	183.4	184.3
Restricted cash and cash equivalents pledged as collateral	17.6	15.3
Interest rate	1.31%	1.31%
Term ABS 2013-2
Balance outstanding	$197.8	$197.8
Loans pledged as collateral	244.3	250.5
Restricted cash and cash equivalents pledged as collateral	21.3	18.7
Interest rate	1.67%	1.67%
Term ABS 2014-1
Balance outstanding	$299.0	$—
Loans pledged as collateral	445.1	—
Restricted cash and cash equivalents pledged as collateral	33.1	—
Interest rate	1.72%	—%
2017 Senior Notes
Balance outstanding (2)	$—	$350.2
Interest rate	—%	9.125%
2021 Senior Notes
Balance outstanding	$300.0	$—
Interest rate	6.125%	—%

(1)	Availability may be limited by the amount of assets pledged as collateral.

(2)	As of December 31, 2013, the outstanding balance presented for the 2017 Senior Notes includes a net unamortized debt premium of $0.2 million.

Revolving Secured Line of Credit Facility

We have a $235.0 million revolving secured line of credit facility with a commercial bank syndicate.

During the second quarter of 2014, we extended the maturity of our revolving secured line of credit facility from June 23, 2016 to June 23, 2017.  There were no other material changes to the terms of the facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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

Term ABS Financings

Our wholly-owned subsidiaries (the “Funding LLCs”), have completed secured financing transactions with qualified institutional investors.  In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC.  In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors.  The Term ABS 2011-1, 2012-1, 2012-2, 2013-1, 2013-2, and 2014-1 transactions each consist of three classes of notes.  The Class A and Class B Notes for each Term ABS financing bear interest.  The Class C Notes for each Term ABS financing do not bear interest and have been retained by us.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The table below sets forth certain additional details regarding the outstanding Term ABS Financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	24-month Revolving Period
Term ABS 2011-1	October 6, 2011	$250.8	Through September 16, 2013
Term ABS 2012-1	March 29, 2012	$251.7	Through March 17, 2014
Term ABS 2012-2	September 20, 2012	$315.1	Through September 15, 2014
Term ABS 2013-1	April 25, 2013	$187.8	Through April 15, 2015
Term ABS 2013-2	October 31, 2013	$250.1	Through October 15, 2015
Term ABS 2014-1	April 16, 2014	$374.7	Through April 15, 2016

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

We used the net proceeds from the 2021 senior notes, together with borrowings under our revolving credit facilities, to redeem in full the $350.0 million aggregate principal amount of our 9.125% first priority senior secured notes due 2017 (the “2017 senior notes”) on February 21, 2014 (the “Redemption Date”), at a redemption price equal to 104.563% of the principal amount thereof, plus accrued and unpaid interest to but excluding the Redemption Date. During the first quarter of 2014, we recognized a pre-tax loss on extinguishment of debt of $21.8 million related to the redemption of the 2017 senior notes.

Mortgage Note

On June 23, 2014, we repaid in full the $3.6 million mortgage note with borrowings under our revolving credit facilities.

Debt Covenants

As of June 30, 2014, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of June 30, 2014, we were in compliance with all such covenants.  As of the end of the quarter, we were also in compliance with our covenants under the Indenture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on our Warehouse facilities.  The following tables provide the terms of our interest rate cap agreements that were in effect as of June 30, 2014 and December 31, 2013:

As of June 30, 2014
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	06/2013	12/2014	$325.0	5.50%
75.0	Warehouse Facility III	Cap Floating Rate	06/2012	07/2015	56.3	5.00%
75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	09/2015	55.1	5.50%
75.0	Warehouse Facility IV	Cap Floating Rate	03/2014	03/2017	19.9	5.50%

As of December 31, 2013
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	06/2013	12/2014	$325.0	5.50%
75.0	Warehouse Facility III	Cap Floating Rate	06/2012	07/2015	56.3	5.00%
75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	09/2015	75.0	5.50%

(1)	Rate excludes the spread over the LIBOR rate or the commercial paper rate, as applicable.

The interest rate caps have not been designated as hedging instruments.  As of June 30, 2014 and December 31, 2013, the interest rate caps had a fair value of less than $0.1 million as the capped rates were significantly above market rates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In millions)
	As of June 30, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$6.7	$6.7	$4.2	$4.2
Restricted cash and cash equivalents	156.6	156.6	111.3	111.3
Restricted securities available for sale	54.6	54.6	53.6	53.6
Net investment in Loans receivable	2,358.0	2,369.1	2,212.8	2,226.7
Liabilities
Revolving secured line of credit	$106.2	$106.2	$102.8	$102.8
Secured financing	1,248.5	1,255.1	935.6	938.9
Mortgage note	—	—	3.8	3.8
Senior notes	300.0	315.0	350.2	367.1

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments on a recurring basis, as of June 30, 2014 and December 31, 2013:

(In millions)
	As of June 30, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$6.7	$—	$—	$6.7
Restricted cash and cash equivalents	156.6	—	—	156.6
Restricted securities available for sale	42.1	12.5	—	54.6
Net investment in Loans receivable	—	—	2,369.1	2,369.1
Liabilities
Revolving secured line of credit	$—	$106.2	$—	$106.2
Secured financing	—	1,255.1	—	1,255.1
Senior notes	315.0	—	—	315.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)
	As of December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$4.2	$—	$—	$4.2
Restricted cash and cash equivalents	111.3	—	—	111.3
Restricted securities available for sale	25.1	28.5	—	53.6
Net investment in Loans receivable	—	—	2,226.7	2,226.7
Liabilities
Revolving secured line of credit	$—	$102.8	$—	$102.8
Secured financing	—	938.9	—	938.9
Mortgage note	—	3.8	—	3.8
Senior notes	367.1	—	—	367.1

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

Affiliated Dealer Loan balances were $8.0 million and $7.5 million as of June 30, 2014 and December 31, 2013, respectively.  As of June 30, 2014 and December 31, 2013, affiliated Dealer Loan balances were 0.4% and 0.3% of total consolidated Dealer Loan balances, respectively.  A summary of related party Loan activity is as follows:

(Dollars in millions)	For the Three Months Ended June 30,
	2014		2013
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$0.4	0.3%	$0.4	0.3%
New Consumer Loan assignments (1)	1.0	0.3%	1.3	0.4%
Accelerated Dealer Holdback payments	0.1	0.9%	0.1	0.9%
Dealer Holdback payments	0.4	1.2%	0.8	2.8%

(Dollars in millions)	For the Six Months Ended June 30,
	2014		2013
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$0.8	0.3%	$0.7	0.3%
New Consumer Loan assignments (1)	2.1	0.2%	2.4	0.3%
Accelerated Dealer Holdback payments	0.1	0.5%	0.1	0.5%
Dealer Holdback payments	0.8	1.2%	1.4	2.4%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

Our Chairman and significant shareholder has indirect control over entities that, in the past, offered secured lines of credit to automobile dealers, and has the right or obligation to reacquire these entities under certain circumstances until December 31, 2014 or the repayment of the related purchase money note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.         INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	1.6%	2.0%	2.3%	1.7%
Changes in reserve for uncertain tax positions as a result of settlements and lapsed statutes and related interest	-0.4%	-0.3%	-0.5%	-0.2%
Other	0.2%	0.2%	0.2%	0.1%
Effective tax rate	36.4%	36.9%	37.0%	36.6%

The differences between the U.S. federal statutory rate and our effective tax rate are primarily due to state income taxes and reserves for uncertain tax positions and related interest that are included in the provision for income taxes.

The state income taxes for the six months ended June 30, 2014 reflect changes in state tax laws enacted during the first quarter of 2014 that will result in higher future tax liabilities for the Company in a jurisdiction with high Consumer Loan assignment volume. The impact of revaluing deferred taxes based upon the enacted law that will apply when the corresponding temporary differences are expected to be realized was recognized in the first quarter of 2014 and resulted in an increase of 0.7% to the effective tax rate for the six months ended June 30, 2014. The changes in state tax laws are effective beginning in 2015 and are not expected to have a significant impact to our overall effective tax rate.

Our federal income tax return for 2011 is currently under audit by the Internal Revenue Service.

11.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average shares outstanding:
Common shares	22,167,771	23,293,173	22,356,299	23,491,872
Vested restricted stock units	485,622	680,926	765,989	659,208
Basic number of weighted average shares outstanding	22,653,393	23,974,099	23,122,288	24,151,080
Dilutive effect of stock options	—	37,814	6,646	38,536
Dilutive effect of restricted stock and restricted stock units	5,498	5,360	28,355	30,787
Dilutive number of weighted average shares outstanding	22,658,891	24,017,273	23,157,289	24,220,403

For the three and six months ended June 30, 2014 and 2013, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

12.         STOCK REPURCHASES

Our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 7, 2013, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of June 30, 2014, we had authorization to repurchase 324,456 shares of our common stock.

The following table summarizes our stock repurchases for the three and six months ended June 30, 2014 and 2013:

(Dollars in millions)	For the Three Months Ended June 30,
	2014		2013
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market	—	$—	326,629	$36.2
Tender Offer (1)	915,750	115.1	—	—
Total	915,750	$115.1	326,629	$36.2

(Dollars in millions)	For the Six Months Ended June 30,
	2014		2013
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market	—	$—	857,424	$95.2
Tender Offer (1)	1,553,170	200.3	—	—
Other (2)	137,876	18.4	6,259	0.7
Total	1,691,046	$218.7	863,683	$95.9

(1)	Tender Offer Cost amounts include offering costs of $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively.

(2)	Represents shares of common stock released to us as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units.

13.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Restricted stock	$0.7	$1.0	$1.6	$1.6
Restricted stock units	2.7	2.2	6.2	3.1
Total	$3.4	$3.2	$7.8	$4.7

A summary of the restricted stock unit activity is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2014	1,099,157	$48.23
Granted	71,900	130.16
Converted	(300,875)	26.53
Forfeited	(7,500)	130.16
Outstanding as of June 30, 2014	862,682	61.91

During the second quarter of 2014, 7,500 restricted stock units were forfeited. There were no restricted stock units granted or converted during the second quarter of 2014.

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

On June 6, 2014, we received a civil investigative demand from the Federal Trade Commission relating to our various practices regarding consumers. We are cooperating with the inquiry.

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

15.        SUBSEQUENT EVENTS

On July 18, 2014, we extended the date on which Warehouse Facility II, our $325.0 million revolving secured warehouse facility, will cease to revolve from December 27, 2015 to July 18, 2017. There were no other material changes to the terms of the facility.

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

For the three months ended June 30, 2014, consolidated net income was $69.4 million, or $3.06 per diluted share, compared to $61.5 million, or $2.56 per diluted share, for the same period in 2013. The increase in consolidated net income for the three months ended June 30, 2014 was primarily due an increase in the average balance of our Loan portfolio. For the six months ended June 30, 2014, consolidated net income was $119.2 million, or $5.15 per diluted share, compared to $122.1 million, or $5.04 per diluted share, for the same period in 2013. The decrease in consolidated net income for the six months ended June 30, 2014 was primarily due to a loss on extinguishment of debt related to the redemption of senior notes during the first quarter of 2014, partially offset by an increase in the average balance of our Loan portfolio.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of June 30, 2014, with the forecasts as of March 31, 2014, as of December 31, 2013, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	June 30, 2014	March 31, 2014	December 31, 2013	Initial Forecast	March 31, 2014	December 31, 2013	Initial Forecast
2005	73.7%	73.7%	73.7%	74.0%	0.0%	0.0%	-0.3%
2006	70.0%	70.0%	70.0%	71.4%	0.0%	0.0%	-1.4%
2007	68.0%	68.0%	67.9%	70.7%	0.0%	0.1%	-2.7%
2008	70.3%	70.2%	70.1%	69.7%	0.1%	0.2%	0.6%
2009	79.3%	79.3%	79.2%	71.9%	0.0%	0.1%	7.4%
2010	77.2%	77.1%	77.0%	73.6%	0.1%	0.2%	3.6%
2011	74.1%	74.1%	74.1%	72.5%	0.0%	0.0%	1.6%
2012	73.4%	73.4%	73.5%	71.4%	0.0%	-0.1%	2.0%
2013	73.3%	73.3%	73.3%	72.0%	0.0%	0.0%	1.3%
2014 (2)	72.8%	71.9%	—	72.4%	0.9%	—	0.4%

(1)
Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment.  Contractual repayments include both principal and interest.

(2)
The forecasted collection rate for 2014 Consumer Loans as of June 30, 2014 includes both Consumer Loans that were in our portfolio as of March 31, 2014 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of
2014 Consumer Loan Assignment Period	June 30, 2014	March 31, 2014	Variance
January 1, 2014 through March 31, 2014	73.1%	71.9%	1.2%
April 1, 2014 through June 30, 2014	72.5%	—	—

Consumer Loans assigned in 2009 through 2013 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates.  For all other assignment years presented, actual results have been very close to our initial estimates.  For the three months ended June 30, 2014, forecasted collection rates improved for Consumer Loans assigned in 2014 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the six months ended June 30, 2014, forecasted collection rates improved for Consumer Loans assigned in 2008, 2010 and 2014, and were generally consistent with expectations at the start of the period for all other assignment years presented.

Forecasting collection rates accurately at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we currently forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of June 30, 2014.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of June 30, 2014
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2005	73.7%	46.9%	26.8%	99.8%
2006	70.0%	46.6%	23.4%	99.5%
2007	68.0%	46.5%	21.5%	99.0%
2008	70.3%	44.6%	25.7%	98.6%
2009	79.3%	43.9%	35.4%	98.7%
2010	77.2%	44.7%	32.5%	96.1%
2011	74.1%	45.5%	28.6%	85.3%
2012	73.4%	46.3%	27.1%	65.2%
2013	73.3%	47.6%	25.7%	35.3%
2014	72.8%	48.1%	24.7%	8.3%

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

The spread between the forecasted collection rate and the advance rate declined during the 2005 through 2007 period as we increased advance rates during this period in response to a more difficult competitive environment.  During 2008 and 2009, the spread increased as the competitive environment improved and we reduced advance rates.  In addition, during 2009, the spread was positively impacted by better than expected Consumer Loan performance.  During the 2010 through 2013 period, the spread decreased as we again increased advance rates in response to the competitive environment. The decline in the spread from 2013 to 2014 is primarily the result of the performance of 2013 Consumer Loans, which has exceeded our initial expectations by a greater margin than 2014 Consumer Loans.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of June 30, 2014 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %
Dealer Loans	2007	67.9%	45.8%	22.1%
	2008	70.7%	43.3%	27.4%
	2009	79.3%	43.5%	35.8%
	2010	77.2%	44.4%	32.8%
	2011	74.0%	45.2%	28.8%
	2012	73.3%	46.1%	27.2%
	2013	73.2%	47.1%	26.1%
	2014	72.8%	47.7%	25.1%

Purchased Loans	2007	68.3%	49.1%	19.2%
	2008	69.5%	46.7%	22.8%
	2009	79.5%	45.3%	34.2%
	2010	77.1%	46.3%	30.8%
	2011	74.4%	47.7%	26.7%
	2012	73.8%	48.3%	25.5%
	2013	74.2%	50.9%	23.3%
	2014	73.4%	51.9%	21.5%

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.5:1 as of June 30, 2014.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last six quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2013	-2.9%	-0.4%
June 30, 2013	8.4%	10.5%
September 30, 2013	11.0%	15.9%
December 31, 2013	12.6%	11.3%
March 31, 2014	14.3%	16.2%
June 30, 2014	4.5%	5.7%

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

Unit and dollar volumes grew 4.5% and 5.7%, respectively, during the second quarter of 2014 as the number of active Dealers grew 10.6% while average volume per active Dealer declined 5.5%. We believe the decline in volume per Dealer is the result of increased competition.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Consumer Loan unit volume	50,913	48,706	4.5%	116,196	105,811	9.8%
Active Dealers (1)	4,960	4,484	10.6%	5,830	5,191	12.3%
Average volume per active Dealer	10.3	10.9	-5.5%	19.9	20.4	-2.5%

       (1)      Active Dealers are Dealers who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Consumer Loan unit volume from Dealers active both periods	39,235	41,634	-5.8%	94,588	94,952	-0.4%
Dealers active both periods	3,072	3,072	-	3,749	3,749	-
Average volume per Dealers active both periods	12.8	13.6	-5.8%	25.2	25.3	-0.4%

Consumer Loan unit volume from new Dealers	2,191	2,649	-17.3%	8,410	10,093	-16.7%
New active Dealers (1)	512	615	-16.7%	1,146	1,293	-11.4%
Average volume per new active Dealers	4.3	4.3	—%	7.3	7.8	-6.4%

Attrition (2)	-14.5%	-13.9%		-10.3%	-10.1%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Dealer Loan unit volume as a percentage of total unit volume	91.4%	93.9%	91.6%	94.2%
Dealer Loan dollar volume as a percentage of total dollar volume (1)	88.8%	92.2%	89.0%	92.7%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of June 30, 2014 and December 31, 2013, the net Dealer Loans receivable balance was 88.3% and 89.0%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(In millions, except share and per share data)	For the Three Months Ended June 30,
	2014	2013	% Change
Revenue:
Finance charges	$157.9	$147.5	7.1%
Premiums earned	13.6	12.9	5.4%
Other income	8.3	9.0	-7.8%
Total revenue	179.8	169.4	6.1%
Costs and expenses:
Salaries and wages	24.4	23.1	5.6%
General and administrative	8.5	8.3	2.4%
Sales and marketing	8.8	8.5	3.5%
Provision for credit losses	4.6	5.4	-14.8%
Interest	13.3	16.2	-17.9%
Provision for claims	11.0	10.5	4.8%
Total costs and expenses	70.6	72.0	-1.9%
Income before provision for income taxes	109.2	97.4	12.1%
Provision for income taxes	39.8	35.9	10.9%
Net income	$69.4	$61.5	12.8%
Net income per share:
Basic	$3.06	$2.57	19.1%
Diluted	$3.06	$2.56	19.5%
Weighted average shares outstanding:
Basic	22,653,393	23,974,099	-5.5%
Diluted	22,658,891	24,017,723	-5.7%

The following table highlights changes in net income for the three months ended June 30, 2014, as compared to 2013:

(In millions)	Change
Net income for the three months ended June 30, 2013	$61.5
Increase in finance charges	10.4
Increase in premiums earned	0.7
Decrease in other income	(0.7)
Increase in operating expenses (1)	(1.8)
Decrease in provision for credit losses	0.8
Decrease in interest	2.9
Increase in provision for claims	(0.5)
Increase in provision for income taxes	(3.9)
Net income for the three months ended June 30, 2014	$69.4

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the three months ended June 30, 2014, finance charges increased $10.4 million, or 7.1%, as compared to the same period in 2013.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended June 30,
	2014	2013	Change
Average net Loans receivable balance	$2,345.6	$2,067.3	$278.3
Average yield on our Loan portfolio	26.9%	28.5%	-1.6%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended June 30, 2014:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended June 30, 2014
Due to an increase in the average net Loans receivable balance	$19.9
Due to a decrease in the average yield	(9.5)
Total increase in finance charges	$10.4

The increase in the average net Loans receivable balance was primarily due to the growth in new Consumer Loan assignments in recent years, which resulted in the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans throughout the last three quarters of 2013 and the first two quarters of 2014. The growth in new Consumer Loan assignments in recent years was the result of an increase in active Dealers, partially offset by a decline in volume per active Dealer.  The average yield on our Loan portfolio for the three months ended June 30, 2014 decreased as compared to the same period in 2013 due to lower yields on new Consumer Loan assignments, which was the result of advance rate increases made in recent years in response to the competitive environment, partially offset by improvements in forecasted collection rates throughout the last three quarters of 2013 and the first two quarters of 2014.

Premiums Earned.  For the three months ended June 30, 2014, premiums earned increased $0.7 million, or 5.4%, as compared to the same period in 2013.  The increase was primarily due to growth in the size of our reinsurance portfolio, which was the result of premiums written on vehicle service contracts from new Consumer Loan assignments throughout the last three quarters of 2013 and the first two quarters of 2014.

Other Income.  For the three months ended June 30, 2014, other income decreased $0.7 million, or 7.8%, as compared to the same period in 2013. The decrease was primarily a result of a $0.4 million decrease in Global Positioning Systems with Starter Interrupt Devices (“GPS-SID”) fee income resulting from a decrease in the number of units purchased by Dealers from third party providers.

Operating Expenses.  For the three months ended June 30, 2014, operating expenses increased $1.8 million, or 4.5%, as compared to the same period in 2013.  The change in operating expenses was primarily due to an increase in salaries and wages expense of $1.3 million, or 5.6%, related to increases of $0.6 million for our support function, $0.5 million for our servicing function and $0.2 million for our originations function.

Provision for Credit Losses.  For the three months ended June 30, 2014, the provision for credit losses decreased $0.8 million, or 14.8%, as compared to the same period in 2013.  Under GAAP, when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the three months ended June 30, 2014, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $4.6 million for the three months ended June 30, 2014, of which $4.9 million related to Dealer Loans partially offset by a reversal of a provision of $0.3 million related to Purchased Loans.  During the three months ended June 30, 2013, overall Consumer Loan performance was generally consistent with our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $5.4 million for the three months ended June 30, 2013, of which $3.9 million related to Dealer Loans and $1.5 million related to Purchased Loans. The provision for credit losses included $3.0 million in expense related to our implementation of an enhanced forecasting methodology during the second quarter of 2013, of which $1.2 million related to Dealer Loans and $1.8 million related to Purchased Loans. For additional information, see Note 5 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

Interest.  For the three months ended June 30, 2014, interest expense decreased $2.9 million, or 17.9%, as compared to the same period in 2013. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended June 30, 2014 and 2013:

(Dollars in millions)	For the Three Months Ended June 30,
	2014	2013
Interest expense	$13.3	$16.2
Average outstanding debt balance	1,593.8	1,384.4
Average cost of debt	3.3%	4.7%

The decrease in interest expense was primarily due to a decline in our average cost of debt, partially offset by an increase in the average outstanding debt balance. The decline in our average cost of debt was primarily a result of a change in the mix of our outstanding debt.  The average outstanding debt balance increased compared to the same period in 2013 due to the use of debt proceeds used to fund the growth in new Consumer Loan assignments and stock repurchases.

Provision for Claims.  For the three months ended June 30, 2014, provision for claims increased $0.5 million, or 4.8%, as compared to the same period in 2013.  The increase was due to an increase in the size of our reinsurance portfolio and an increase in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the three months ended June 30, 2014, the effective tax rate of 36.4% was generally consistent with the tax rate of 36.9% in the same period in 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(In millions, except share and per share data)	For the Six Months Ended June 30,
	2014	2013	% Change
Revenue:
Finance charges	$310.7	$290.4	7.0%
Premiums earned	26.8	24.9	7.6%
Other income	19.2	18.8	2.1%
Total revenue	356.7	334.1	6.8%
Costs and expenses:
Salaries and wages	50.0	45.0	11.1%
General and administrative	16.7	16.2	3.1%
Sales and marketing	18.4	17.5	5.1%
Provision for credit losses	9.3	11.2	-17.0%
Interest	29.3	32.2	-9.0%
Provision for claims	22.0	19.5	12.8%
Loss on extinguishment of debt	21.8	—	—%
Total costs and expenses	167.5	141.6	18.3%
Income before provision for income taxes	189.2	192.5	-1.7%
Provision for income taxes	70.0	70.4	-0.6%
Net income	$119.2	$122.1	-2.4%
Net income per share:
Basic	$5.16	$5.06	2.0%
Diluted	$5.15	$5.04	2.2%
Weighted average shares outstanding:
Basic	23,122,288	24,151,080	-4.3%
Diluted	23,157,289	24,220,403	-4.4%

The following table highlights changes in net income for the six months ended June 30, 2014, as compared to 2013:

(In millions)	Change
Net income for the six months ended June 30, 2013	$122.1
Increase in finance charges	20.3
Increase in premiums earned	1.9
Increase in other income	0.4
Increase in operating expenses (1)	(6.4)
Decrease in provision for credit losses	1.9
Decrease in interest	2.9
Increase in provision for claims	(2.5)
Increase in loss on extinguishment of debt	(21.8)
Decrease in provision for income taxes	0.4
Net income for the six months ended June 30, 2014	$119.2

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the six months ended June 30, 2014, finance charges increased $20.3 million, or 7.0%, as compared to the same period in 2013.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Six Months Ended June 30,
	2014	2013	Change
Average net Loans receivable balance	$2,296.7	$2,015.8	$280.9
Average yield on our Loan portfolio	27.1%	28.8%	-1.7%

The following table summarizes the impact each component had on the overall increase in finance charges for the six months ended June 30, 2014:

(In millions)	Year over Year Change
Impact on finance charges:	For the Six Months Ended June 30, 2014
Due to an increase in the average net Loans receivable balance	$40.5
Due to a decrease in the average yield	(20.2)
Total increase in finance charges	$20.3

The increase in the average net Loans receivable balance was primarily due to the growth in new Consumer Loan assignments in recent years, which resulted in the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans throughout 2013 and the first two quarters of 2014. The growth in new Consumer Loan assignments in recent years was the result of an increase in active Dealers, partially offset by a decline in volume per active Dealer.  The average yield on our Loan portfolio for the six months ended June 30, 2014 decreased as compared to the same period in 2013 due to lower yields on new Consumer Loan assignments, which was the result of advance rate increases made in recent years in response to the competitive environment, partially offset by improvements in forecasted collection rates throughout 2013 and the first two quarters of 2014.

Premiums Earned.  For the six months ended June 30, 2014, premiums earned increased $1.9 million, or 7.6%, as compared to the same period in 2013.  The increase was primarily due to growth in the size of our reinsurance portfolio, which was the result of premiums written on vehicle service contracts from new Consumer Loan assignments throughout 2013 and the first two quarters of 2014.

Operating Expenses.  For the six months ended June 30, 2014, operating expenses increased $6.4 million, or 8.1%, as compared to the same period in 2013.  The change in operating expenses was primarily due to the following:

•	An increase in salaries and wages expense of $5.0 million, or 11.1%, comprised of the following:

•
An increase of $3.1 million in stock compensation expense primarily due to a change in the expected vesting period of performance-based stock awards and new stock awards granted during the first quarter of 2014.

•
Excluding the increase in stock-based compensation expense, salaries and wages expense increased $1.9 million related to increases of $1.0 million each for our servicing function and our support function, partially offset by a decrease of $0.1 million for our originations function.

•	An increase in sales and marketing expense of $0.9 million, or 5.1%, primarily as a result of an increase in sales commissions related to growth in Consumer Loan unit volume.

Provision for Credit Losses.  For the six months ended June 30, 2014, the provision for credit losses decreased $1.9 million, or 17%, as compared to the same period in 2013.  During the six months ended June 30, 2014, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $9.3 million for the six months ended June 30, 2014, of which $10.0 million related to Dealer Loans partially offset by a reversal of a provision of $0.7 million related to Purchased Loans. During the six months ended June 30, 2013, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $11.2 million for the six months ended June 30, 2013, of which $9.9 million related to Dealer Loans and $1.3 million related to Purchased Loans. The provision for credit losses included $3.0 million in expense related to our implementation of an enhanced forecasting methodology during the second quarter of 2013, of which $1.2 million related to Dealer Loans and $1.8 million related to Purchased Loans. For additional information, see Note 5 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

Interest.  For the six months ended June 30, 2014, interest expense decreased $2.9 million, or 9.0%, as compared to the same period in 2013.  The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the six months ended June 30, 2014 and 2013:

(Dollars in millions)	For the Six Months Ended June 30,
	2014	2013
Interest expense	$29.3	$32.2
Average outstanding debt balance	1,561.7	1,328.8
Average cost of debt	3.8%	4.8%

For the six months ended June 30, 2014, the decrease in interest expense was primarily due to a decline in our average cost of debt, partially offset by an increase in the average outstanding debt balance. The decline in our average cost of debt was primarily the result of a change in the mix of our outstanding debt. The average outstanding debt balance increased compared to the same period in 2013 due to the following:

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

Provision for Claims.  For the six months ended June 30, 2014, provision for claims increased $2.5 million, or 12.8%, as compared to the same period in 2013.  The increase was due to an increase in the size of our reinsurance portfolio, as well as an increase in the amount of claims paid per reinsured vehicle service contract.

Loss on extinguishment of debt.  During the first quarter of 2014, we recognized a loss on extinguishment of debt of $21.8 million related to the redemption of the 2017 senior notes. We used the net proceeds from the January 2014 issuance of the 2021 senior notes, together with borrowings under our revolving credit facilities, to fund the redemption of the 2017 senior notes.

Provision for Income Taxes.  For the six months ended June 30, 2014, the effective tax rate increased to 37.0% from 36.6% in the same period in 2013.  The state income taxes for the six months ended June 30, 2014 reflect changes in state tax laws enacted during the first quarter that will result in higher future tax liabilities for the Company in a jurisdiction with high Consumer Loan assignment volume. The impact of revaluing deferred taxes based upon the enacted law that will apply when the corresponding temporary differences are expected to be realized was recognized in the first quarter of 2014 and resulted in an increase of 0.7% to the effective tax rate for the six months ended June 30, 2014. The changes in state tax laws are effective beginning in 2015 and are not expected to have a significant impact to our overall effective tax rate.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.  There are various restrictive debt covenants for each financing arrangement and we were in compliance with those covenants as of June 30, 2014.  For information regarding these financings and the covenants included in the related documents, see Note 6 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

On January 22, 2014, we issued $300.0 million of 6.125% senior notes due 2021 in a private offering exempt from registration under the Securities Act of 1933. On February 21, 2014, we used the net proceeds from the 2021 senior notes, together with borrowings under our revolving credit facilities, to redeem in full the $350.0 million outstanding principal amount of our 9.125% first priority senior secured notes due 2017. During the first quarter of 2014, we recognized a pre-tax loss on extinguishment of debt of $21.8 million related to the redemption of the 2017 senior notes.

During the second quarter of 2014, we completed a $299.0 million Term ABS Financing, which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 2.0% (including the initial purchaser’s fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed loans.

During the second quarter of 2014, we extended the maturity of our revolving secured line of credit facility from June 23, 2016 to June 23, 2017. There were no other material changes to the terms of the facility.

On July 18, 2014, we extended the date on which Warehouse Facility II, our $325.0 million revolving secured warehouse facility, will cease to revolve from December 27, 2015 to July 18, 2017. There were no other material changes to the terms of the facility.

Cash and cash equivalents as of June 30, 2014 and December 31, 2013 was $6.7 million and $4.2 million, respectively.  Our total balance sheet indebtedness increased $262.3 million to $1,654.7 million as of June 30, 2014 from $1,392.4 million as of December 31, 2013 due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of our scheduled principal debt maturities as of June 30, 2014 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2014	$204.7
2015	353.8
2016	584.1
2017	212.1
2018	—
Over five years	300.0
Total	$1,654.7

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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

The following table summarizes stock repurchases for the three months ended June 30, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2014	—		$—	—	324,456
May 1 to May 31, 2014	—		—	—	324,456
June 1 to June 30, 2014	915,750	*	125.58	—	324,456
	915,750		$125.58	—

* Shares of common stock repurchased by us through a tender offer, which was authorized by the board separately from our stock repurchase program.

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
Date: July 30, 2014

INDEX OF EXHIBITS

The following documents are filed as part of this report.  Those exhibits previously filed and incorporated herein by reference are identified below.  Exhibits not required for this report have been omitted.  Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

Exhibit No.	Description
4.118
Indenture dated as of April 16, 2014, between Credit Acceptance Auto Loan Trust 2014-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.119
Sale and Servicing Agreement dated as of April 16, 2014 among the Company, Credit Acceptance Auto Loan Trust 2014-1, Credit Acceptance Funding LLC 2014-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.120
Backup Servicing Agreement dated as of April 16, 2014, among the Company, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Auto Loan Trust 2014-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.121
Amended and Restated Trust Agreement dated as of April 16, 2014, between Credit Acceptance Funding LLC 2014-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.122
Sale and Contribution Agreement dated as of April 16, 2014, between the Company and Credit Acceptance Funding LLC 2014-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.123
Amended and Restated Intercreditor Agreement dated April 16, 2014, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding III, LLC, CAC Warehouse Funding LLC IV, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Funding LLC 2013-2, Credit Acceptance Funding LLC 2013-1, Credit Acceptance Funding LLC 2012-2, Credit Acceptance Funding LLC 2012-1, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Auto Loan Trust 2014-1, Credit Acceptance Auto Loan Trust 2013-2, Credit Acceptance Auto Loan Trust 2013-1, Credit Acceptance Auto Loan Trust 2012-2, Credit Acceptance Auto Loan Trust 2012-1, Credit Acceptance Auto Loan Trust 2011-1, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, Bank of Montreal, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.124
Sixth Amended and Restated Credit Agreement, dated as of June 23, 2014, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral
Agent for the Banks (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 25, 2014)

4.125
Second Amendment to the Fifth Amended and Restated Loan and Security Agreement dated as of July 18, 2014 among the Company, CAC Warehouse Funding Corporation II, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated July 23, 2014)

4.126
First Amendment to the Amended and Restated Backup Servicing Agreement dated as of July 18, 2014 among the Company, CAC Warehouse Funding Corporation II, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated July 23, 2014).

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

2. Description of Business

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2012	93.3%	6.7%
June 30, 2012	93.6%	6.4%
September 30, 2012	93.8%	6.2%
December 31, 2012	94.0%	6.0%
March 31, 2013	94.4%	5.6%
June 30, 2013	93.9%	6.1%

Second, to pay us our servicing fee, which generally equals 20% of collections;