Form 10-K
period 2014-12-31
CREDIT ACCEPTANCE CORP
filed 2015-02-12
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of 8,275,582 shares of the Registrant's common stock held by non-affiliates on June 30, 2014 was approximately $1,018.7 million.  For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.  Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

At February 5, 2015, there were 20,597,411 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2015 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2014

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

Business Segment Information

We currently operate in one reportable segment which represents our core business of offering Dealers financing programs and related products and services that enable them to sell vehicles to consumers, regardless of their credit history.  For information regarding our one reportable segment and related entity-wide disclosures, see Note 15 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

For the Years Ended December 31,	Portfolio Program	Purchase Program
2012	93.7%	6.3%
2013	93.5%	6.5%
2014	90.7%	9.3%

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;

•	a cash advance from us; and

•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

Since typically the combination of the advance and the consumer’s down payment provides the Dealer with a cash profit at the time of sale, the Dealer’s risk in the Consumer Loan is limited.  We cannot demand repayment of the advance from the Dealer except in the event the Dealer is in default of the Dealer servicing agreement.  Advances are made only after the consumer and Dealer have signed a Consumer Loan contract, we have received the executed Consumer Loan contract and supporting documentation in either physical or electronic form, and we have approved all of the related stipulations for funding.  The Dealer can also opt to repurchase Consumer Loans that have been assigned to us under the Portfolio Program, at their discretion, for a fee.

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

Program Enrollment

Dealers may enroll in our program by (1) paying an up-front, one-time fee of $9,850, or (2) agreeing to allow us to retain 50% of their first accelerated Dealer Holdback payment. Dealers are granted access to the Portfolio Program upon enrollment. Access to the Purchase Program is limited and is typically only granted to Dealers that meet one of the following criteria:

•	received their first accelerated Dealer Holdback payment under the Portfolio Program;

•	is a franchise dealership; or

•	is an independent dealership that meets certain criteria upon enrollment.

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

The following table sets forth the percent relationship to total revenue of each of these sources:

	For the Years Ended December 31,
Percent of Total Revenue	2014	2013	2012
Finance charges	87.1%	86.6%	88.3%
Premiums earned	7.2%	7.5%	7.7%
Other income	5.7%	5.9%	4.0%
Total revenue	100.0%	100.0%	100.0%

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

For the Years Ended December 31,	Dealer Enrollments	Active Dealers (1)
2012	2,519	5,319
2013	2,761	6,394
2014	3,019	7,247

(1)	Active Dealers are Dealers who have received funding for at least one Loan during the period.

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

Consumer Loan Assignment.  Once a Dealer has enrolled in our programs, the Dealer may begin assigning Consumer Loans to us.  For accounting and financial reporting purposes, a Consumer Loan is considered to have been assigned to us after all of the following has occurred:

•	the consumer and Dealer have signed a Consumer Loan contract;

•	we have received the executed Consumer Loan contract and supporting documentation in either physical or electronic form;

•	we have approved all of the related stipulations for funding; and

•	we have provided funding to the Dealer in the form of either an advance under the Portfolio Program or one-time purchase payment under the Purchase Program.

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

Information on our Consumer Loans is presented in the following table:

	For the Years Ended December 31,
Average Consumer Loan Data	2014	2013	2012
Average size of Consumer Loan accepted	$15,692	$15,445	$15,468
Percentage change in average size of Consumer Loan	1.6%	-0.1%	-1.4%
Average initial term (in months)	47	47	47

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

Customer and Geographic Concentrations

No single Dealer accounted for more than 10% of total revenues during any of the last three years.  Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2014 or 2013.  The following tables provide information regarding the five states that were responsible for the largest dollar volume of Consumer Loan assignments and the related number of active Dealers during 2014, 2013 and 2012:

	For the Year Ended December 31, 2014
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$181.2	10.8%	551	7.6%
New York	162.1	9.7%	539	7.4%
Ohio	113.1	6.8%	436	6.0%
Texas	89.5	5.3%	427	5.9%
Pennsylvania	75.9	4.5%	340	4.7%
All other states	1,053.9	62.9%	4,954	68.4%
Total	$1,675.7	100.0%	7,247	100.0%
	For the Year Ended December 31, 2013
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$154.1	10.4%	502	7.9%
New York	147.9	10.0%	460	7.2%
Texas	81.5	5.5%	392	6.1%
Ohio	73.9	5.0%	359	5.6%
Pennsylvania	68.9	4.7%	306	4.8%
All other states	954.3	64.4%	4,375	68.4%
Total	$1,480.6	100.0%	6,394	100.0%
	For the Year Ended December 31, 2012
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$145.7	10.7%	406	7.6%
New York	112.4	8.2%	352	6.6%
Texas	84.3	6.2%	376	7.1%
Ohio	76.0	5.6%	303	5.7%
Pennsylvania	73.6	5.4%	251	4.7%
All other states	870.4	63.9%	3,631	68.3%
Total	$1,362.4	100.0%	5,319	100.0%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

(2)	Active Dealers are Dealers who have received funding for at least one Loan during the year.

Geographic Financial Information

For the three years ended December 31, 2014, 2013 and 2012, all of our revenues were derived from the United States.  As of December 31, 2014 and 2013, all of our long-lived assets were located in the United States.

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

In July 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted and a number of its provisions became effective in July 2011.  The Dodd-Frank Act restructured and enhanced the regulation and supervision of the financial services industry and created the Consumer Financial Protection Bureau (the “CFPB”).  The CFPB has rulemaking and enforcement authority over certain non-depository institutions, including us.  The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services.  Under the Dodd-Frank Act, the CFPB also may restrict the use of pre-dispute mandatory arbitration clauses in contracts between covered persons and consumers for a consumer financial product or service.  The CFPB also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business.  Further, the CFPB has issued rules allowing it to supervise non-depository “larger participants” in certain markets for consumer financial services and products, and may in the future issue rules to supervise non-depository larger participants in the indirect auto lending business, which may include us. On September 17, 2014 the CFPB issued a proposal to supervise nonbank finance companies that qualify as "larger participants" in the indirect auto finance market. The proposal, among other things, calls for the CFPB to supervise any company that accepts assignment of at least 10,000 retail installment contracts annually. As proposed, we will be deemed a larger participant and therefore subject to supervision. We expect a final rule to be issued in 2015.

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

In addition to the CFPB, other state and federal agencies have the ability to regulate aspects of our business. For example, the Dodd-Frank Act provides a mechanism for state Attorneys General to investigate us. In addition, the Federal Trade Commission has jurisdiction to investigate aspects of our business. We expect that regulatory investigation by both state and federal agencies will continue and that the results of these investigations could have a material adverse impact on us.

On June 6, 2014, we received a civil investigative demand from the Federal Trade Commission relating to our various practices regarding consumers. On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. On December 9, 2014, we received a civil investigative subpoena from the U.S. Department of Justice pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 directing us to produce certain information relating to subprime automotive finance and related securitization activities. We are cooperating with these inquiries. We may from time to time become subject to other investigations or regulatory reviews undertaken by governmental authorities.

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

As of December 31, 2014, we had 1,303 full and part-time team members.  Our team members have no union affiliations and we believe our relationship with our team members is in good standing.  The table below presents team members by operating function:

	Number of Team Members As of December 31,
Operating Function	2014	2013	2012
Originations	368	376	386
Servicing	617	663	622
Support	318	278	256
Total	1,303	1,317	1,264

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

Periodically, there has been uncertainty in the global capital markets and the overall economy.  Such uncertainty can result in disruptions in the financial sector and affect lenders with which we have relationships.  Disruptions in the financial sector may increase our exposure to credit risk and adversely affect the ability of lenders to perform under the terms of their lending arrangements with us.  Failure by our lenders to perform under the terms of our lending arrangements could cause us to incur additional costs that may adversely affect our liquidity, financial condition and results of operations.  While overall market conditions have improved, there can be no assurance that future disruptions in the financial sector will not occur that could have similar adverse effects on our business.

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

Our use of electronic contracts could impact our ability to perfect our ownership or security interest in Consumer Loans.

We have modified our systems to permit origination and assignment of Consumer Loans in electronic form. We have engaged a TPP to facilitate the process of creating, establishing control of and storing electronic contracts in a manner that enables us to perfect our ownership or security interest in the electronic contracts by satisfying the requirements for “control” of electronic chattel paper under the Uniform Commercial Code.

Although the law governing the perfection of ownership and security interests in electronic contracts was enacted in 2001, the statutory requirements for the relevant control arrangements have not been meaningfully tested in court. In addition, market practices regarding control of electronic contracts are still developing. As a result, there is a risk that the systems employed by us or any TPP to maintain control of the electronic contracts may not be sufficient as a matter of law to give us a perfected ownership or security interest in the Consumer Loans evidenced by electronic contracts. In addition, technological failure, including failure in the security or access restrictions with respect to the systems, and operational failure, such as the failure to implement and maintain adequate internal controls and procedures, could also affect our ability to obtain or maintain a perfected ownership or security interest in the Consumer Loans evidenced by electronic contracts (or the priority of such interests). Our failure or inability to perfect our ownership or security interest in the Consumer Loans could materially adversely affect our financial position, liquidity and results of operations.

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

Our senior management average over 13 years of experience with us.  Our success is dependent upon the management and the leadership skills of this team.  In addition, competition from other companies to hire our team members possessing the necessary skills and experience required could contribute to an increase in team member turnover.  The loss of any of these individuals or an inability to attract and retain additional qualified team members could adversely affect us.  There can be no assurance that we will be able to retain our existing senior management or attract additional qualified team members.

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

Dealers are located throughout the United States.  During the year ended December 31, 2014, our five largest states (measured by advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program) contained 31.6% of our Dealers. While we believe we have a diverse geographic presence, for the near term, we expect that significant amounts of Consumer Loan assignments will continue to be generated by Dealers in these five states due to the number of Dealers in these states and currently prevailing economic, demographic, regulatory, competitive and other conditions in these states. Changes to conditions in these states could lead to an increase in Dealer attrition or a reduction in demand for our service that could materially adversely affect our financial position, liquidity and results of operations.

Failure to properly safeguard confidential consumer and team member information could subject us to liability, decrease our profitability and damage our reputation.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and personally identifiable information of our consumers and team members, on our computer networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy.

If third parties or our team members are able to breach our network security, the network security of a third party that we share information with or otherwise misappropriate our consumers’ and team members' personal information, or if we give third parties or our team members improper access to our consumers’ and team members' personal information, we could be subject to liability.  This liability could include identity theft or other similar fraud-related claims.  This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes.  Other liabilities could include claims alleging misrepresentation of our privacy and data security practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to secure online transmission of confidential consumer and team member information.  Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive consumer transaction data.  A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.  We may be required to expend capital and other resources to protect against, or alleviate problems caused by, security breaches or other cybersecurity incidents.  Although we have experienced cybersecurity incidents from time to time that have not had a material effect on our business, financial condition or results of operations, there can be no assurance that a cyber attack, security breach or other cybersecurity incident will not have a material adverse effect on us in the future.  Our security measures are designed to protect against security breaches, but our failure to prevent security breaches could subject us to liability, decrease our profitability and damage our reputation.

A small number of our shareholders have the ability to significantly influence matters requiring shareholder approval and such shareholders have interests which may conflict with the interests of our other security holders.

As of December 31, 2014, based on filings made with the SEC and other information made available to us, our Chairman and founder beneficially owned 19.0% of our common stock, his daughter beneficially owned 21.7% of our common stock, and Prescott General Partners, LLC and its affiliates beneficially owned 15.0% of our common stock.  As a result, these few shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters is located at 25505 West Twelve Mile Road, Southfield, Michigan 48034, in an office building we purchased in 1993, which includes approximately 136,000 square feet of space on five floors.  We occupy approximately 125,000 square feet of the building, with most of the remainder of the building leased to various tenants.

We lease approximately 52,000 square feet of office space in Southfield, Michigan and approximately 31,000 square feet of office space in Henderson, Nevada.  The multiple leases for the Southfield, Michigan space expire in September 2018, April 2019 and July 2019.  The lease for the Henderson, Nevada space expires in December 2017.

ITEM 3.    LEGAL PROCEEDINGS

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, industry participants are frequently subject to various consumer claims, litigation and regulatory investigations seeking damages, fees and statutory penalties.  The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to our repossession and sale of the consumer’s vehicle and other debt collection activities.  As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers.  We may also have disputes and litigation with Dealers.  The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement.  The damages, fines and penalties that may be claimed by consumers, regulatory agencies or Dealers in these types of matters can be substantial.  The relief requested by plaintiffs varies but may include requests for compensatory, statutory and punitive damages, and plaintiffs may seek treatment as purported class actions.  A significant judgment against us in connection with any litigation or arbitration could have a material adverse effect on our financial position, liquidity and results of operations.

For a description of significant litigation to which we are a party, see Note 16 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price

During the year ended December 31, 2014 our common stock was traded on The Nasdaq Global Market® (“Nasdaq”) under the symbol “CACC”.  The following table sets forth the high and low sale prices as reported by the Nasdaq for the common stock for the relevant periods during 2014, 2013 and 2012.

	2014		2013		2012
Quarters Ended	High	Low	High	Low	High	Low
March 31	$150.89	$127.01	$128.90	$95.54	$107.09	$76.95
June 30	144.70	121.72	121.85	95.71	101.81	80.00
September 30	127.79	110.98	115.65	101.26	104.97	83.82
December 31	164.05	123.02	132.20	107.25	102.58	80.40

As of February 5, 2015, we had 163 shareholders of record and approximately 6,000 beneficial holders of our common stock based upon securities position listings furnished to us.

Dividends

We have not paid any cash dividends during the periods presented.  Our debt agreements contain financial covenants which may indirectly limit the payment of dividends on common stock.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the period beginning January 1, 2010 and ending on December 31, 2014 with the cumulative total return on the Nasdaq Market Index and a peer group index based upon approximately 100 companies included in the Dow Jones – US General Financial Index.  The comparison assumes that $100 was invested on January 1, 2010 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

Stock Repurchases

On August 5, 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 7, 2013, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of December 31, 2014, we had authorization to repurchase 324,456 shares of our common stock.

On September 19, 2014, we offered to purchase up to 995,698 shares of our common stock at a price of $125.54 per share. Upon expiration of the tender offer on October 20, 2014, we accepted for purchase 995,698 shares of our common stock at a price of $125.54 per share, for an aggregate purchase price of approximately $125.0 million.

The following table summarizes our stock repurchases for the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2014	995,698	$125.54	—	324,456
November 1 through November 30, 2014	—	—	—	324,456
December 1 through December 31, 2014	—	—	—	324,456
	995,698	$125.54	—

ITEM 6.    SELECTED FINANCIAL DATA

The selected income statement and balance sheet data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements as of and for the years ended December 31, 2014, 2013 and 2012, and notes thereto and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K, which is incorporated herein by reference.

(In millions, except share and per share data)	Years Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data:
Revenue	$723.5	$682.1	$609.2	$525.2	$442.1
Costs and expenses:
Salaries and wages	100.2	87.3	82.2	63.0	61.3
General and administrative	34.3	34.4	30.5	25.6	26.4
Sales and marketing	36.8	34.5	31.2	23.6	19.7
Provision for credit losses	12.8	21.9	24.0	29.0	10.0
Interest	56.7	65.0	63.4	57.2	47.8
Provision for claims	40.0	40.8	34.8	30.4	23.4
Loss on extinguishment of debt	21.8	—	—	—	—
Total costs and expenses	302.6	283.9	266.1	228.8	188.6
Income from continuing operations before provision for income taxes	420.9	398.2	343.1	296.4	253.5
Provision for income taxes	154.7	145.1	123.4	108.4	83.4
Net income	$266.2	$253.1	$219.7	$188.0	$170.1
Net income per share:
Basic	$11.96	$10.61	$8.65	$7.15	$5.79
Diluted	$11.92	$10.54	$8.58	$7.07	$5.67
Weighted average shares outstanding:
Basic	22,257,104	23,850,789	25,409,655	26,302,289	29,393,309
Diluted	22,331,401	24,009,593	25,598,956	26,600,855	29,984,819
Balance Sheet Data:
Loans receivable, net	$2,512.9	$2,212.8	$1,933.5	$1,598.6	$1,218.0
All other assets	272.5	220.6	199.7	160.0	125.5
Total assets	$2,785.4	$2,433.4	$2,133.2	$1,758.6	$1,343.5
Total debt	$1,752.5	$1,392.4	$1,250.8	$997.9	$685.6
Other liabilities	330.7	290.9	260.5	220.7	183.4
Total liabilities	2,083.2	1,683.3	1,511.3	1,218.6	869.0
Shareholders' equity (A)	702.2	750.1	621.9	540.0	474.5
Total liabilities and shareholders' equity	$2,785.4	$2,433.4	$2,133.2	$1,758.6	$1,343.5

(A)	No dividends were paid during the periods presented.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2014, consolidated net income was $266.2 million, or $11.92 per diluted share, compared to $253.1 million, or $10.54 per diluted share, for the same period in 2013 and $219.7 million, or $8.58 per diluted share, for the same period in 2012.  The growth in 2014 consolidated net income was primarily due to an increase in the average balance of our Loan portfolio partially offset by a $21.8 million loss on extinguishment of debt related to the redemption of senior notes during the first quarter of the year. The growth in 2013 consolidated net income was primarily due to an increase in the average balance of our Loan portfolio.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2014, with the forecasts as of December 31, 2013, as of December 31, 2012, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	December 31, 2014	December 31, 2013	December 31, 2012	Initial Forecast	December 31, 2013	December 31, 2012	Initial Forecast
2005	73.7%	73.7%	73.6%	74.0%	—%	0.1%	-0.3%
2006	70.0%	70.0%	69.9%	71.4%	—%	0.1%	-1.4%
2007	68.0%	67.9%	68.0%	70.7%	0.1%	—%	-2.7%
2008	70.3%	70.1%	70.3%	69.7%	0.2%	—%	0.6%
2009	79.4%	79.2%	79.5%	71.9%	0.2%	-0.1%	7.5%
2010	77.2%	77.0%	77.3%	73.6%	0.2%	-0.1%	3.6%
2011	74.0%	74.1%	74.1%	72.5%	-0.1%	-0.1%	1.5%
2012	73.4%	73.5%	72.2%	71.4%	-0.1%	1.2%	2.0%
2013	73.7%	73.3%	—	72.0%	0.4%	—	1.7%
2014	72.6%	—	—	71.8%	—	—	0.8%

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

For the year ended December 31, 2014, forecasted collection rates improved for Consumer Loans assigned in 2008, 2009, 2010, 2013 and 2014, and were generally consistent with expectations at the start of the period for all other assignment years presented.

Forecasting collection rates accurately at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2014.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of December 31, 2014
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2005	73.7%	46.9%	26.8%	99.9%
2006	70.0%	46.6%	23.4%	99.6%
2007	68.0%	46.5%	21.5%	99.3%
2008	70.3%	44.6%	25.7%	98.9%
2009	79.4%	43.9%	35.5%	98.9%
2010	77.2%	44.7%	32.5%	97.7%
2011	74.0%	45.5%	28.5%	91.3%
2012	73.4%	46.3%	27.1%	75.8%
2013	73.7%	47.6%	26.1%	50.3%
2014	72.6%	47.7%	24.9%	17.0%

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

The risk of a material change in our forecasted collection rate declines as the Consumer Loans age.  For 2011 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 90% of the expected collections.  Conversely, the forecasted collection rates for more recent Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.

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

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of December 31, 2014 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
Dealer Loans	2007	68.0%	45.8%	22.2%
	2008	70.7%	43.3%	27.4%
	2009	79.4%	43.4%	36.0%
	2010	77.3%	44.4%	32.9%
	2011	74.0%	45.2%	28.8%
	2012	73.3%	46.1%	27.2%
	2013	73.6%	47.1%	26.5%
	2014	72.5%	47.2%	25.3%

Purchased Loans	2007	68.3%	49.1%	19.2%
	2008	69.6%	46.7%	22.9%
	2009	79.5%	45.3%	34.2%
	2010	77.1%	46.2%	30.9%
	2011	74.4%	47.6%	26.8%
	2012	73.7%	48.0%	25.7%
	2013	74.0%	50.5%	23.5%
	2014	73.1%	51.7%	21.4%

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.5:1 as of December 31, 2014.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last three years as compared to the same period in the previous year:

	Year over Year Percent Change
For the Year Ended December 31,	Unit Volume	Dollar Volume (1)
2012	6.7%	7.1%
2013	6.4%	8.7%
2014	10.8%	13.2%

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

Unit and dollar volumes grew 10.8% and 13.2%, respectively, during 2014 as the number of active Dealers grew 13.3% while average volume per active Dealer declined 2.2%.  We believe the decline in volume per Dealer is the result of increased competition during the first three quarters of 2014.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			% Change
	2014	2013	2012	2014 to 2013	2013 to 2012
Consumer Loan unit volume	223,998	202,250	190,023	10.8%	6.4%
Active Dealers (1)	7,247	6,394	5,319	13.3%	20.2%
Average volume per active Dealer	30.9	31.6	35.7	-2.2%	-11.5%

(1)	Active Dealers are Dealers who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	% Change	2013	2012	% Change
Consumer Loan unit volume from Dealers active both periods	193,291	188,165	2.7%	170,219	176,680	-3.7%
Dealers active both periods	4,761	4,761	—%	3,965	3,965	—%
Average volume per Dealers active both periods	40.6	39.5	2.7%	42.9	44.6	-3.7%
Consumer Loan unit volume from new Dealers	29,604	31,414	-5.8%	31,414	31,705	-0.9%
New active Dealers (1)	2,413	2,382	1.3%	2,382	2,070	15.1%
Average volume per new active Dealers	12.3	13.2	-6.8%	13.2	15.3	-13.7%
Attrition (2)	-7.0%	-7.0%		-7.0%	-5.5%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Years Ended December 31,
	2014	2013	2012
Dealer Loan unit volume as a percentage of total unit volume	90.7%	93.5%	93.7%
Dealer Loan dollar volume as a percentage of total dollar volume (1)	87.8%	91.6%	92.0%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of December 31, 2014 and 2013, the net Dealer Loans receivable balance was 87.2% and 89.0%, respectively, of the total net Loans receivable balance.

Results of Operations

The following is a discussion of our results of operations and income statement data on a consolidated basis:

(In millions, except share and per share data)				% Change
	For the Years Ended December 31,			2014 to	2013 to
	2014	2013	2012	2013	2012
Revenue:
Finance charges	$630.4	$590.4	$538.2	6.8%	9.7%
Premiums earned	52.3	51.5	47.1	1.6%	9.3%
Other income	40.8	40.2	23.9	1.5%	68.2%
Total revenue	723.5	682.1	609.2	6.1%	12.0%
Costs and expenses:
Salaries and wages	100.2	87.3	82.2	14.8%	6.2%
General and administrative	34.3	34.4	30.5	-0.3%	12.8%
Sales and marketing	36.8	34.5	31.2	6.7%	10.6%
Provision for credit losses	12.8	21.9	24.0	-41.6%	-8.8%
Interest	56.7	65.0	63.4	-12.8%	2.5%
Provision for claims	40.0	40.8	34.8	-2.0%	17.2%
Loss on extinguishment of debt	21.8	—	—	—%	—%
Total costs and expenses	302.6	283.9	266.1	6.6%	6.7%
Income before provision for income taxes	420.9	398.2	343.1	5.7%	16.1%
Provision for income taxes	154.7	145.1	123.4	6.6%	17.6%
Net income	$266.2	$253.1	$219.7	5.2%	15.2%
Net income per share:
Basic	$11.96	$10.61	$8.65	12.7%	22.7%
Diluted	$11.92	$10.54	$8.58	13.1%	22.8%
Weighted average shares outstanding:
Basic	22,257,104	23,850,789	25,409,655	-6.7%	-6.1%
Diluted	22,331,401	24,009,593	25,598,956	-7.0%	-6.2%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table highlights changes in net income for the year ended December 31, 2014, as compared to 2013:

(In millions)	Change
Net income for the year ended December 31, 2013	$253.1
Increase in finance charges	40.0
Increase in premiums earned	0.8
Increase in other income	0.6
Increase in operating expenses (1)	(15.1)
Decrease in provision for credit losses	9.1
Decrease in interest	8.3
Decrease in provision for claims	0.8
Increase in loss on extinguishment of debt	(21.8)
Increase in provision for income taxes	(9.6)
Net income for the year ended December 31, 2014	$266.2

    (1)   Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the year ended December 31, 2014, finance charges increased $40.0 million, or 6.8%, as compared to 2013.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2014	2013	Change
Average net Loans receivable balance	$2,357.4	$2,088.4	$269.0
Average yield on our Loan portfolio	26.7%	28.3%	-1.6%

The following table summarizes the impact each component had on the overall increase in finance charges for the year ended December 31, 2014:

(In millions) Impact on finance charges:	For the Year Ended December 31, 2014
Due to an increase in the average net Loans receivable balance	$76.0
Due to a decrease in the average yield	(36.0)
Total increase in finance charges	$40.0

The increase in the average net Loans receivable balance was primarily due to growth in new Consumer Loan assignments in recent years, which resulted in the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans throughout 2013 and 2014.  The growth in new Consumer Loan assignments in recent years was the result of an increase in active Dealers, partially offset by a decline in volume per active Dealer.  The average yield on our Loan portfolio for the year ended December 31, 2014 decreased as compared to the same period in 2013 due to higher advance rates on new Consumer Loan assignments, which was the result of advance rate increases made in recent years in response to the competitive environment, partially offset by improvements in forecasted collection rates throughout 2013 and 2014.

Operating Expenses.  For the year ended December 31, 2014, operating expenses increased $15.1 million, or 9.7%, as compared to 2013.  The change in operating expenses was primarily due to the following:

•	An increase in salaries and wages expense of $12.9 million, or 14.8%, comprised of the following:

•
An increase of $6.8 million in stock-based compensation expense primarily due to a change in the expected vesting of performance-based stock awards and new stock awards granted in the first quarter of 2014.

•
Excluding the increase in stock-based compensation expense, salaries and wages expense increased $6.1 million related to increases of $4.4 million for our support function, $0.9 million for our servicing function and $0.8 million for our originations function.

•	An increase in sales and marketing expense of $2.3 million, or 6.7%, primarily as a result of an increase in sales commissions related to growth in Consumer Loan unit volume.

Provision for Credit Losses.  For the year ended December 31, 2014, the provision for credit losses decreased $9.1 million, or 41.6%, as compared to 2013.  Under accounting principles generally accepted in the United States of America (“GAAP”), when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the year ended December 31, 2014, overall Consumer Loan performance exceeded our expectations at the start of the year.  However, the performance of certain Loan pools declined from our expectations during the year, resulting in a provision for credit losses of $12.8 million for the year ended December 31, 2014, of which $13.7 million related to Dealer Loans partially offset by a reversal of provision of $0.9 million related to Purchased Loans. The provision for credit losses included a reversal of $2.9 million in expense related to our implementation of enhanced forecasting methodologies during the fourth quarter of 2014, of which all related to Dealer Loans. For additional information, see Note 5 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Interest.  For the year ended December 31, 2014, interest expense decreased $8.3 million, or 12.8%, as compared to 2013.  The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the years ended December 31, 2014 and 2013:

(Dollars in millions)	For the Years Ended December 31,
	2014	2013
Interest expense	$56.7	$65.0
Average outstanding debt balance	1,619.2	1,372.3
Average cost of debt	3.5%	4.7%

For the year ended December 31, 2014, the decrease in interest expense was primarily due to a decrease in our average cost of debt partially offset by an increase in the average outstanding debt balance.  The decrease in our average cost of debt was primarily a result of a change in the mix of our outstanding debt, primarily relating to the extinguishment of the 2017 senior notes and issuance of the 2021 senior notes. The average outstanding debt balance increased compared to the same period in 2013 due to the use of debt proceeds to fund the growth in new Consumer Loan assignments and stock repurchases throughout the year.

Loss on extinguishment of debt.  For the year ended December 31, 2014, we recognized a loss on extinguishment of debt of $21.8 million related to the redemption of the 2017 senior notes. We used the net proceeds from the January 2014 issuance of the 2021 senior notes, together with borrowings under our revolving credit facilities, to fund the redemption of the 2017 senior notes.

Provision for Income Taxes.  For the year ended December 31, 2014, the effective tax rate of 36.8% was generally consistent with the effective tax rate of 36.4% in 2013.

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

Finance Charges.  For the year ended December 31, 2013, finance charges increased $52.2 million, or 9.7%, as compared to 2012.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2013	2012	Change
Average net Loans receivable balance	$2,088.4	$1,797.0	$291.4
Average yield on our Loan portfolio	28.3%	30.0%	-1.7%

The following table summarizes the impact each component had on the overall increase in finance charges for the year ended December 31, 2013:

(In millions) Impact on finance charges:	For the Year Ended December 31, 2013
Due to an increase in the average net Loans receivable balance	$87.3
Due to a decrease in the average yield	(35.1)
Total increase in finance charges	$52.2

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

Premiums Earned.  For the year ended December 31, 2013 premiums earned increased $4.4 million, or 9.3%, as compared to 2012.  The increase was primarily due to growth in the size of our reinsurance portfolio, which was the result of premiums written on vehicle service contracts from new Consumer Loan assignments throughout 2012 and 2013.

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

Operating Expenses.  For the year ended December 31, 2013, operating expenses increased $12.3 million, or 8.5%, as compared to 2012.  The change in operating expenses was primarily due to the following:

•	An increase in salaries and wages expense of $5.1 million, or 6.2%, comprised of the following:

•	An increase of $8.8 million, excluding stock-based compensation, primarily related to increases of $4.9 million for our servicing function and $4.2 million for our support function.

•	A decrease of $3.7 million in stock-based compensation expense primarily due to a change in the expected vesting of performance-based stock awards.

•	An increase in general and administrative expenses of $3.9 million, or 12.8%, primarily as a result of an increase related to legal fees.

•	An increase in sales and marketing expense of $3.3 million, or 10.6%, primarily as a result of an increase in the size of our field sales force and an increase in Dealer support products and services.

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

During the year ended December 31, 2012 overall Consumer Loan performance exceeded our expectations at the start of the year.  However, the performance of certain Loan pools declined from our expectations during the year, resulting in a provision for credit losses of $24.0 million for the year ended December 31, 2012, of which $27.1 million related to Dealer Loans partially offset by a reversal of provision of $3.1 million related to Purchased Loans.  The provision for credit losses related to Dealer Loans included $2.8 million in expense related to an enhancement made to the computations used to account for Dealer Loans during the fourth quarter of 2012.  For additional information, see Note 5 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

During the fourth quarter of 2014, we enhanced our methodologies for forecasting the timing of future collections on Loans and the timing of future Dealer Holdback payments on Dealer Loans through the utilization of more recent data, different segmentations and new forecast variables. Implementation of the enhanced forecasting methodologies increased net income by $2.2 million for the fourth quarter of 2014.

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

Key Factors.  Variances in the amount and timing of future net cash flows from current estimates could materially impact earnings in future periods.  A 1% decline in the forecasted future net cash flows on Loans as of December 31, 2014 would have reduced 2014 net income by approximately $8.7 million.

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

Key Factors.  Variances in the pattern of future claims from our current estimates would impact the timing of premiums recognized in future periods.  A 10% change in premiums earned for the year ended December 31, 2014 would have affected 2014 net income by approximately $3.3 million.

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

Key Factors.  Changes in the expected vesting dates of performance-based restricted stock awards and expected forfeiture rates would impact the amount and timing of stock-based compensation expense recognized in future periods.  A 10% change in stock-based compensation expense for the year ended December 31, 2014 would have affected 2014 net income by approximately $1.0 million.

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

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.  There are various restrictive debt covenants for each financing arrangement and we are in compliance with those covenants as of December 31, 2014.  For information regarding these financings and the covenants included in the related documents, see Note 8 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

During January 2015, we completed a $300.6 million Term ABS financing, which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 2.6% (including the initial purchaser’s fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

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

During the first quarter of 2014, we issued $300.0 million of 6.125% senior notes due 2021 in a private offering exempt from registration under the Securities Act of 1933. On February 21, 2014, we used the net proceeds from the 2021 senior notes, together with borrowings under our revolving credit facilities, to redeem in full the $350.0 million outstanding principal amount of our 9.125% first priority senior secured notes due 2017. During the first quarter of 2014, we recognized a pre-tax loss on extinguishment of debt of $21.8 million related to the redemption of the 2017 senior notes.

Cash and cash equivalents increased to $6.4 million as of December 31, 2014 from $4.2 million as of December 31, 2013.  Our total balance sheet indebtedness increased to $1,752.5 million as of December 31, 2014 from $1,392.4 million as of December 31, 2013 due to the growth in new Consumer Loan assignments and stock repurchases.

Restricted cash and cash equivalents increased to $157.6 million as of December 31, 2014 from $111.3 million as of December 31, 2013.

As of December 31, 2014 and 2013, restricted securities available for sale were $53.2 million and $53.6 million, respectively.  Restricted securities available for sale consist of amounts held in accordance with vehicle service contract trust agreements.

Contractual Obligations

A summary of the total future contractual obligations requiring repayments as of December 31, 2014 is as follows:

(In millions)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt, including current maturities (1)	$1,752.5	$354.3	$1,038.8	$59.4	$300.0	$—
Dealer Holdback (2)	673.2	142.1	257.4	169.2	104.5	—
Operating lease obligations	5.0	1.3	2.6	1.1	—	—
Purchase obligations (3)	1.9	0.2	1.0	0.7	—	—
Other future obligations (4)	16.6	—	—	—	—	16.6
Total contractual obligations	$2,449.2	$497.9	$1,299.8	$230.4	$404.5	$16.6

(1)
Long-term debt obligations included in the above table consist solely of principal repayments.  We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 8 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.  Based on the actual amounts outstanding under our revolving secured line of credit, our Warehouse facilities, and our senior notes as of December 31, 2014, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of December 31, 2014, interest is expected to be approximately $42.1 million during 2015; $36.2 million during 2016; and $89.3 million during 2017 and thereafter.

(2)
We have contractual obligations to pay Dealer Holdback to our Dealers.  Payments of Dealer Holdback are contingent upon the receipt of consumer payments and the repayment of advances.  The amounts presented represent our forecast as of December 31, 2014.

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

Interest Rate Risk.  We rely on various sources of financing, some of which contain floating rates of interest and expose us to risks associated with increases in interest rates.  We manage such risk primarily by entering into interest rate cap agreements.

As of December 31, 2014, we had $119.5 million of floating rate debt outstanding on our revolving secured line of credit, without interest rate protection.  For every 1.0% increase in rates on our revolving secured line of credit, annual after-tax earnings would decrease by approximately $0.8 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2014, we had $81.3 million in floating rate debt outstanding under Warehouse Facility II covered by interest rate caps with a cap rate of 5.50% on the underlying benchmark rate. Based on the difference between the underlying benchmark rate on Warehouse Facility II as of December 31, 2014 and the interest rate cap rate, the interest rate on Warehouse Facility II could increase by a maximum of 5.34%. This maximum interest rate increase would reduce annual after-tax earnings by approximately $2.7 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2014, we had $19.9 million in floating rate debt outstanding under Warehouse Facility IV covered by an interest rate cap with a cap rate of 5.50% on the underlying benchmark rate. Based on the difference between the underlying benchmark rate on Warehouse Facility IV as of December 31, 2014 and the interest rate cap rate, the interest rate on Warehouse Facility IV could increase by a maximum of 5.33%. This maximum interest rate increase would reduce annual after-tax earnings by approximately $0.7 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2014, we had $17.9 million in floating rate debt outstanding under Warehouse Facility V covered by an interest rate cap with a cap rate of 5.00% on the underlying benchmark rate. Based on the difference between the underlying benchmark rate on Warehouse Facility V as of December 31, 2014 and the interest rate cap rate, the interest rate on Warehouse Facility V could increase by a maximum of 4.83%. This maximum interest rate increase would reduce annual after-tax earnings by approximately $0.5 million, assuming we maintain a level amount of floating rate debt.

New Accounting Updates

See Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference, for information concerning the following new accounting updates and the impact of the implementation of these updates on our financial statements:

•	Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

•	Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

•	Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

•	Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

•	Revenue from Contracts with Customers

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

We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Acceptance Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 12, 2015

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)	As of December 31,
	2014	2013
ASSETS:
Cash and cash equivalents	$6.4	$4.2
Restricted cash and cash equivalents	157.6	111.3
Restricted securities available for sale	53.2	53.6
Loans receivable (including $8.7 and $7.5 from affiliates as of December 31, 2014 and December 31, 2013, respectively)	2,719.8	2,408.2
Allowance for credit losses	(206.9)	(195.4)
Loans receivable, net	2,512.9	2,212.8
Property and equipment, net	20.9	22.3
Income taxes receivable	1.4	1.1
Other assets	33.0	28.1
Total Assets	$2,785.4	$2,433.4
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$114.4	$113.8
Revolving secured line of credit	119.5	102.8
Secured financing	1,333.0	935.6
Mortgage note	—	3.8
Senior notes	300.0	350.2
Deferred income taxes, net	213.4	157.2
Income taxes payable	2.9	19.9
Total Liabilities	2,083.2	1,683.3
Commitments and Contingencies - See Note 16
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 20,597,671 and 22,943,078 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	0.2	0.2
Paid-in capital	88.7	63.2
Retained earnings	613.4	686.9
Accumulated other comprehensive loss	(0.1)	(0.2)
Total Shareholders' Equity	702.2	750.1
Total Liabilities and Shareholders' Equity	$2,785.4	$2,433.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)	For the Years Ended December 31,
	2014	2013	2012
Revenue:
Finance charges	$630.4	$590.4	$538.2
Premiums earned	52.3	51.5	47.1
Other income	40.8	40.2	23.9
Total revenue	723.5	682.1	609.2
Costs and expenses:
Salaries and wages	100.2	87.3	82.2
General and administrative	34.3	34.4	30.5
Sales and marketing	36.8	34.5	31.2
Provision for credit losses	12.8	21.9	24.0
Interest	56.7	65.0	63.4
Provision for claims	40.0	40.8	34.8
Loss on extinguishment of debt	21.8	—	—
Total costs and expenses	302.6	283.9	266.1
Income before provision for income taxes	420.9	398.2	343.1
Provision for income taxes	154.7	145.1	123.4
Net income	$266.2	$253.1	$219.7
Net income per share:
Basic	$11.96	$10.61	$8.65
Diluted	$11.92	$10.54	$8.58
Weighted average shares outstanding:
Basic	22,257,104	23,850,789	25,409,655
Diluted	22,331,401	24,009,593	25,598,956

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	For the Years Ended December 31,
	2014	2013	2012
Net income	$266.2	$253.1	$219.7
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	0.1	(0.1)	(0.1)
Other comprehensive income (loss)	0.1	(0.1)	(0.1)
Comprehensive income	$266.3	$253.0	$219.6

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In millions, except share data)
	Common Stock
	Number	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2012	25,623,684	$0.3	$38.8	$500.9	$—	$540.0
Net income	—	—	—	219.7	—	219.7
Other comprehensive income (loss)	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	12.2	—	—	12.2
Restricted stock awards, net of forfeitures	195,679	—	—	—	—	—
Repurchase of common stock	(1,740,372)	(0.1)	(0.2)	(152.2)	—	(152.5)
Stock options exercised	35,905	—	0.6	—	—	0.6
Tax benefits from stock-based compensation plans	—	—	2.0	—	—	2.0
Balance, December 31, 2012	24,114,896	0.2	53.4	568.4	(0.1)	621.9
Net income	—	—	—	253.1	—	253.1
Other comprehensive income (loss)	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	8.5	—	—	8.5
Restricted stock awards, net of forfeitures	8,349	—	—	—	—	—
Repurchase of common stock	(1,216,015)	—	(0.6)	(134.6)	—	(135.2)
Restricted stock units converted to common stock	848	—	—	—	—	—
Stock options exercised	35,000	—	0.6	—	—	0.6
Tax benefits from stock-based compensation plans	—	—	1.3	—	—	1.3
Balance, December 31, 2013	22,943,078	0.2	63.2	686.9	(0.2)	750.1
Net income	—	—	—	266.2	—	266.2
Other comprehensive income (loss)	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	15.3	—	—	15.3
Restricted stock awards, net of forfeitures	5,462	—	—	—	—	—
Repurchase of common stock	(2,686,744)	—	(4.0)	(339.7)	—	(343.7)
Restricted stock units converted to common stock	300,875	—	—	—	—	—
Stock options exercised	35,000	—	0.6	—	—	0.6
Tax benefits from stock-based compensation plans	—	—	13.6	—	—	13.6
Balance, December 31, 2014	20,597,671	$0.2	$88.7	$613.4	$(0.1)	$702.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$266.2	$253.1	$219.7
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	12.8	21.9	24.0
Depreciation	5.5	5.4	5.1
Amortization	7.7	7.8	7.1
Loss on retirement of property and equipment	0.2	0.1	—
Provision for deferred income taxes	56.1	8.8	25.0
Loss on extinguishment of debt	21.8	—	—
Stock-based compensation	15.3	8.5	12.2
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	0.6	8.0	10.0
Increase in income taxes receivable	(0.3)	—	(0.6)
(Decrease) increase in income taxes payable	(17.0)	13.6	4.8
(Increase) decrease in other assets	(3.7)	(1.5)	1.3
Net cash provided by operating activities	365.2	325.7	308.6
Cash Flows From Investing Activities:
(Increase) decrease in restricted cash and cash equivalents	(46.3)	(18.9)	12.3
Purchases of restricted securities available for sale	(65.4)	(105.7)	(57.1)
Proceeds from sale of restricted securities available for sale	15.9	11.6	2.0
Maturities of restricted securities available for sale	49.6	86.2	9.6
Principal collected on Loans receivable	1,540.1	1,334.4	1,162.8
Advances to Dealers	(1,471.4)	(1,356.6)	(1,253.6)
Purchases of Consumer Loans	(204.3)	(124.0)	(108.8)
Accelerated payments of Dealer Holdback	(41.7)	(40.4)	(43.7)
Payments of Dealer Holdback	(135.5)	(114.2)	(115.7)
Net (increase) decrease in other loans	(0.1)	(0.4)	0.1
Purchases of property and equipment	(4.3)	(5.6)	(8.8)
Net cash used in investing activities	(363.4)	(333.6)	(400.9)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	2,796.2	2,816.6	2,507.4
Repayments under revolving secured line of credit	(2,779.5)	(2,757.3)	(2,507.8)
Proceeds from secured financing	1,754.7	1,004.7	1,742.0
Repayments of secured financing	(1,357.3)	(922.1)	(1,488.3)
Proceeds from issuance of senior notes	300.0	—	—
Repayment of senior notes	(350.0)	—	—
Principal payments under mortgage note	(3.8)	(0.2)	(0.3)
Payments of debt issuance costs and debt extinguishment costs	(30.4)	(5.3)	(6.5)
Repurchase of common stock	(343.7)	(135.2)	(152.5)
Proceeds from stock options exercised	0.6	0.6	0.6
Tax benefits from stock-based compensation plans	13.6	1.3	2.0
Net cash provided by financing activities	0.4	3.1	96.6
Net (decrease) increase in cash and cash equivalents	2.2	(4.8)	4.3
Cash and cash equivalents, beginning of period	4.2	9.0	4.7
Cash and cash equivalents, end of period	$6.4	$4.2	$9.0
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$55.2	$57.5	$56.2
Cash paid during the period for income taxes	$99.9	$119.6	$92.4
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

For the Years Ended December 31,	Portfolio Program	Purchase Program
2012	93.7%	6.3%
2013	93.5%	6.5%
2014	90.7%	9.3%

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;

•	a non-recourse cash payment (“advance”) from us; and

•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

Since typically the combination of the advance and the consumer’s down payment provides the Dealer with a cash profit at the time of sale, the Dealer’s risk in the Consumer Loan is limited.  We cannot demand repayment of the advance from the Dealer except in the event the Dealer is in default of the Dealer servicing agreement.  Advances are made only after the consumer and Dealer have signed a Consumer Loan contract, we have received the executed Consumer Loan contract and supporting documentation in either physical or electronic form, and we have approved all of the related stipulations for funding.  The Dealer can also opt to repurchase Consumer Loans that have been assigned to us under the Portfolio Program, at their discretion, for a fee.

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

Program Enrollment

Dealers may enroll in our program by (1) paying an up-front, one-time fee of $9,850, or (2) agreeing to allow us to retain 50% of their first accelerated Dealer Holdback payment. Dealers are granted access to the Portfolio Program upon enrollment. Access to the Purchase Program is limited and is typically only granted to Dealers that meet one of the following criteria:

•	received their first accelerated Dealer Holdback payment under the Portfolio Program;

•	is a franchise dealership; or

•	is an independent dealership that meets certain criteria upon enrollment.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated.  Our primary subsidiaries as of December 31, 2014 are:  Buyer’s Vehicle Protection Plan, Inc. (“BVPP”), Vehicle Remarketing Services, Inc. (“VRS”), VSC Re Company (“VSC Re”), CAC Warehouse Funding Corp. II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, Credit Acceptance Funding LLC 2012-1, Credit Acceptance Funding LLC 2012-2, Credit Acceptance Funding LLC 2013-1, Credit Acceptance Funding LLC 2013-2, Credit Acceptance Funding LLC 2014-1, and Credit Acceptance Funding LLC 2014-2.

Business Segment Information

We currently operate in one reportable segment which represents our core business of offering Dealers financing programs and related products and services that enable them to sell vehicles to consumers regardless of their credit history.  For information regarding our one reportable segment and related entity wide disclosures, see Note 15 to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.  As of December 31, 2014 and 2013, we had $5.8 million and $3.6 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in trusts for future vehicle service contract claims. As of December 31, 2014 and 2013, we had $155.3 million and $109.5 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

(In millions)	For the Years Ended December 31,
	2014	2013	2012
Net assumed written premiums	$48.3	$58.2	$50.5
Net premiums earned	52.3	51.5	47.1
Provision for claims	40.0	40.8	34.8
Amortization of capitalized acquisition costs	1.3	1.3	1.3

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of December 31,
	Balance Sheet location	2014	2013
Trust assets	Restricted cash and cash equivalents	$0.2	$1.2
Trust assets	Restricted securities available for sale	53.2	53.6
Unearned premium	Accounts payable and accrued liabilities	38.4	42.4
Claims reserve (1)	Accounts payable and accrued liabilities	1.5	1.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Other Income

Other income consists of the following:

(In millions)	For the Years Ended December 31,
	2014	2013	2012
Vendor fees	$12.9	$15.0	$7.8
Dealer support products and services	10.8	9.8	8.0
Ancillary product profit sharing income	11.1	8.3	3.4
Dealer enrollment fees	4.6	4.5	4.0
Other	1.4	2.6	0.7
Total	$40.8	$40.2	$23.9

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

Ancillary product profit sharing income consists of payments received from TPPs based upon the performance of GAP and vehicle service contract products.  GAP profit sharing payments are received once a year, if eligible, and are recognized as income over the life of the GAP contracts.  During 2012, we entered into a new profit sharing arrangement with one of our vehicle service contract TPPs.  Vehicle service contract profit sharing payments are received twice a year, if eligible, and are recognized as income over the life of the vehicle service contracts.

Dealer enrollment fees include fees from Dealers that enroll in our programs.  Depending on the enrollment option selected by the Dealer, Dealers may have enrolled by paying us an upfront, one-time fee, or by agreeing to allow us to retain 50% of their first accelerated Dealer Holdback payment.  For additional information regarding program enrollment, see Note 1 to the consolidated financial statements.  A portion of the $9,850 upfront, one-time fee is considered to be Dealer support products and services revenue.  The remaining portion of the $9,850 fee is considered to be a Dealer enrollment fee, which is amortized on a straight-line basis over the estimated life of the Dealer relationship.  The 50% portion of the first accelerated Dealer Holdback payment is also considered to be a Dealer enrollment fee.  We do not recognize any of this Dealer enrollment fee until the Dealer has met the eligibility requirements to receive an accelerated Dealer Holdback payment and the amount of the first payment, if any, has been calculated.  Once the accelerated Dealer Holdback payment has been calculated, we defer the 50% portion that we keep and recognize it on a straight-line basis over the remaining estimated life of the Dealer relationship.

Loans Receivable and Allowance for Credit Losses

Consumer Loan Assignment.  For accounting and financial reporting purposes, a Consumer Loan is considered to have been assigned to us after all of the following has occurred:

•	the consumer and Dealer have signed a Consumer Loan contract;

•	we have received the executed Consumer Loan contract and supporting documentation in either physical or electronic form ;

•	we have approved all of the related stipulations for funding; and

•	we have provided funding to the Dealer in the form of either an advance under the Portfolio Program or one-time purchase payment under the Purchase Program.

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

Methodology Changes. During 2014, we enhanced our methodologies for forecasting the timing of future collections on Loans and the timing of future Dealer Holdback payments on Dealer Loans. During 2013, we enhanced our methodology for forecasting future collections on Loans. During 2012, we enhanced the computations used to account for Dealer Loans. For additional information regarding these methodology changes, see Note 5 to the consolidated financial statements.   For the three year period ended December 31, 2014, we did not make any other methodology changes for Loans that had a material impact on our financial results.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Deferred Debt Issuance Costs

As of December 31, 2014 and 2013, deferred debt issuance costs were $16.1 million and $15.1 million, respectively, and are included in other assets in the consolidated balance sheets.  Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for asset-backed secured financings (“Term ABS”) and senior notes and the straight-line method for lines of credit and revolving secured warehouse (“Warehouse”) facilities.

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

Derivative Instruments

We rely on various sources of financing, some of which contain floating rates of interest and expose us to risks associated with increases in interest rates.  We manage such risk primarily by entering into interest rate cap agreements (“derivative instruments”). These derivative instruments are not designated as hedges, and changes in their fair value increase or decrease interest expense.

We recognize derivative instruments as either other assets or accounts payable and accrued liabilities on our consolidated balance sheets.  For additional information regarding our derivative instruments, see Note 9 to the consolidated financial statements.

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

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our team members.  We offer matching contributions to the 401(k) plan based on each enrolled team members’ eligible annual gross pay (subject to statutory limitations).  Our matching contribution rate is equal to 100% of the first 1% participants contribute and an additional 50% of the next 5% participants contribute, for a maximum matching contribution of 3.5% of each participant’s eligible annual gross pay.  For the years ended December 31, 2014, 2013 and 2012, we recognized compensation expense of $2.5 million, $2.2 million, and $1.8 million, respectively, for our matching contributions to the plan.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expenses were $0.3 million for the year ended December 31, 2014, and $0.2 million for the years ended December 31, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2014 for items that could potentially be recognized or disclosed in these financial statements.  For additional information regarding subsequent events, see Note 17 to the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Restricted Securities Available for Sale.  Restricted securities consist of amounts held in trusts by TPPs to pay claims on vehicle service contracts.  Securities for which we do not have the intent or ability to hold to maturity are classified as available for sale and stated at fair value.  The fair value of U.S. Government and agency securities and corporate bonds is based on quoted market values in active markets.  For asset-backed securities, mortgage-backed securities, commercial paper and certificates of deposit, we use model-based valuation techniques for which all significant assumptions are observable in the market.

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

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In millions)	As of December 31,
	2014		2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$6.4	$6.4	$4.2	$4.2
Restricted cash and cash equivalents	157.6	157.6	111.3	111.3
Restricted securities available for sale	53.2	53.2	53.6	53.6
Net investment in Loans receivable	2,512.9	2,517.3	2,212.8	2,226.7
Liabilities
Revolving secured line of credit	$119.5	$119.5	$102.8	$102.8
Secured financing	1,333.0	1,334.7	935.6	938.9
Mortgage note	—	—	3.8	3.8
Senior notes	300.0	299.3	350.2	367.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table provides the level of measurement used to determine the fair value for each of our financial instruments on a recurring basis, as of December 31, 2014 and 2013:

(In millions)	As of December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$6.4	$—	$—	$6.4
Restricted cash and cash equivalents	157.6	—	—	157.6
Restricted securities available for sale	47.8	5.4	—	53.2
Net investment in Loans receivable	—	—	2,517.3	2,517.3
Liabilities
Revolving secured line of credit	$—	$119.5	$—	$119.5
Secured financing	—	1,334.7	—	1,334.7
Senior notes	299.3	—	—	299.3

(In millions)	As of December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$4.2	$—	$—	$4.2
Restricted cash and cash equivalents	111.3	—	—	111.3
Restricted securities available for sale	25.1	28.5	—	53.6
Net investment in Loans receivable	—	—	2,226.7	2,226.7
Liabilities
Revolving secured line of credit	$—	$102.8	$—	$102.8
Secured financing	—	938.9	—	938.9
Mortgage note	—	3.8	—	3.8
Senior notes	367.1	—	—	367.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$28.8	$0.1	$(0.1)	$28.8
Corporate bonds	19.1	—	(0.1)	19.0
Asset-backed securities	4.8	—	—	4.8
Mortgage-backed securities	0.6	—	—	0.6
Total restricted securities available for sale	$53.3	$0.1	$(0.2)	$53.2
(In millions)	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$23.9	$—	$—	$23.9
U.S. Government and agency securities	22.3	—	(0.2)	22.1
Certificates of deposit	4.6	—	—	4.6
Corporate bonds	3.1	—	(0.1)	3.0
Total restricted securities available for sale	$53.9	$—	$(0.3)	$53.6

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2014
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$15.3	$(0.1)	$2.7	$—	$18.0	$(0.1)
U.S. Government and agency securities	9.3	—	2.5	(0.1)	11.8	(0.1)
Asset-backed securities	3.7	—	—	—	3.7	—
Total restricted securities available for sale	$28.3	$(0.1)	$5.2	$(0.1)	$33.5	$(0.2)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2013
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Commercial paper	$10.0	$—	$—	$—	$10.0	$—
U.S. Government and agency securities	11.8	(0.2)	—	—	11.8	(0.2)
Certificates of deposit	1.9	—	—	—	1.9	—
Corporate bonds	2.3	(0.1)	—	—	2.3	(0.1)
Total restricted securities available for sale	$26.0	$(0.3)	$—	$—	$26.0	$(0.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In millions)	As of December 31,
	2014		2013
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Contractual Maturity
Within one year	$3.8	$3.8	$41.6	$41.6
Over one year to five years	45.1	45.0	7.8	7.8
Over five years to ten years	4.1	4.1	4.5	4.2
Over ten years	0.3	0.3	—	—
Total restricted securities available for sale	$53.3	$53.2	$53.9	$53.6

5.    LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of December 31, 2014
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,389.8	$330.0	$2,719.8
Allowance for credit losses	(198.1)	(8.8)	(206.9)
Loans receivable, net	$2,191.7	$321.2	$2,512.9

(In millions)	As of December 31, 2013
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,155.5	$252.7	$2,408.2
Allowance for credit losses	(185.7)	(9.7)	(195.4)
Loans receivable, net	$1,969.8	$243.0	$2,212.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in Loans receivable is as follows:

(In millions)	For the Year Ended December 31, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,155.5	$252.7	$2,408.2
New Consumer Loan assignments (1)	1,471.4	204.3	1,675.7
Principal collected on Loans receivable	(1,392.6)	(147.5)	(1,540.1)
Accelerated Dealer Holdback payments	41.7	—	41.7
Dealer Holdback payments	135.5	—	135.5
Transfers (2)	(20.5)	20.5	—
Write-offs	(3.1)	(0.1)	(3.2)
Recoveries (3)	1.8	0.1	1.9
Net change in other loans	0.1	—	0.1
Balance, end of period	$2,389.8	$330.0	$2,719.8

(In millions)	For the Year Ended December 31, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,869.4	$240.5	$2,109.9
New Consumer Loan assignments (1)	1,356.6	124.0	1,480.6
Principal collected on Loans receivable	(1,204.6)	(129.8)	(1,334.4)
Accelerated Dealer Holdback payments	40.4	—	40.4
Dealer Holdback payments	114.2	—	114.2
Transfers (2)	(17.9)	17.9	—
Write-offs	(5.2)	(0.1)	(5.3)
Recoveries (3)	2.2	0.2	2.4
Net change in other loans	0.4	—	0.4
Balance, end of period	$2,155.5	$252.7	$2,408.2

(In millions)	For the Year Ended December 31, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,506.5	$246.4	$1,752.9
New Consumer Loan assignments (1)	1,253.6	108.8	1,362.4
Principal collected on Loans receivable	(1,024.8)	(138.0)	(1,162.8)
Accelerated Dealer Holdback payments	43.7	—	43.7
Dealer Holdback payments	115.7	—	115.7
Transfers (2)	(23.8)	23.8	—
Write-offs	(3.6)	(0.6)	(4.2)
Recoveries (3)	2.2	0.1	2.3
Net change in other loans	(0.1)	—	(0.1)
Balance, end of period	$1,869.4	$240.5	$2,109.9

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

The excess of expected net cash flows over the carrying value of the Loans is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In millions)	For the Year Ended December 31, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$667.5	$112.8	$780.3
New Consumer Loan assignments (1)	593.8	77.2	671.0
Finance charge income	(552.8)	(77.6)	(630.4)
Forecast changes	23.1	12.7	35.8
Transfers (2)	(6.4)	11.4	5.0
Balance, end of period	$725.2	$136.5	$861.7

(In millions)	For the Year Ended December 31, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$602.9	$115.2	$718.1
New Consumer Loan assignments (1)	564.9	50.3	615.2
Finance charge income	(517.7)	(72.7)	(590.4)
Forecast changes	24.9	7.6	32.5
Transfers (2)	(7.5)	12.4	4.9
Balance, end of period	$667.5	$112.8	$780.3

(In millions)	For the Year Ended December 31, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$508.0	$120.1	$628.1
New Consumer Loan assignments (1)	538.7	47.8	586.5
Finance charge income	(458.7)	(79.5)	(538.2)
Forecast changes	25.6	10.0	35.6
Transfers (2)	(10.7)	16.8	6.1
Balance, end of period	$602.9	$115.2	$718.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Year Ended December 31, 2014
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,251.4	$394.7	$2,646.1
Expected net cash flows at the time of assignment (2)	2,065.2	281.5	2,346.7
Fair value at the time of assignment (3)	1,471.4	204.3	1,675.7

(In millions)	For the Year Ended December 31, 2013
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,079.8	$241.6	$2,321.4
Expected net cash flows at the time of assignment (2)	1,921.5	174.3	2,095.8
Fair value at the time of assignment (3)	1,356.6	124.0	1,480.6

(In millions)	For the Year Ended December 31, 2012
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,935.1	$217.6	$2,152.7
Expected net cash flows at the time of assignment (2)	1,792.3	156.5	1,948.8
Fair value at the time of assignment (3)	1,253.6	108.8	1,362.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 2 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2014, with the forecasts as of December 31, 2013, as of December 31, 2012, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	December 31, 2014	December 31, 2013	December 31, 2012	Initial Forecast	December 31, 2013	December 31, 2012	Initial Forecast
2005	73.7%	73.7%	73.6%	74.0%	—%	0.1%	(0.3)%
2006	70.0%	70.0%	69.9%	71.4%	—%	0.1%	(1.4)%
2007	68.0%	67.9%	68.0%	70.7%	0.1%	—%	(2.7)%
2008	70.3%	70.1%	70.3%	69.7%	0.2%	—%	0.6%
2009	79.4%	79.2%	79.5%	71.9%	0.2%	(0.1)%	7.5%
2010	77.2%	77.0%	77.3%	73.6%	0.2%	(0.1)%	3.6%
2011	74.0%	74.1%	74.1%	72.5%	(0.1)%	(0.1)%	1.5%
2012	73.4%	73.5%	72.2%	71.4%	(0.1)%	1.2%	2.0%
2013	73.7%	73.3%	—	72.0%	0.4%	—	1.7%
2014	72.6%	—	—	71.8%	—	—	0.8%

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

(In millions)	As of December 31, 2014
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$945.1	$317.7	$1,262.8	$1,444.7	$12.3	$1,457.0
Allowance for credit losses	—	—	—	(198.1)	(8.8)	(206.9)
Loans receivable, net	$945.1	$317.7	$1,262.8	$1,246.6	$3.5	$1,250.1

(In millions)	As of December 31, 2013
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$681.4	$227.3	$908.7	$1,474.1	$25.4	$1,499.5
Allowance for credit losses	—	—	—	(185.7)	(9.7)	(195.4)
Loans receivable, net	$681.4	$227.3	$908.7	$1,288.4	$15.7	$1,304.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Year Ended December 31, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$185.7	$9.7	$195.4
Provision for credit losses	13.7	(0.9)	12.8
Write-offs	(3.1)	(0.1)	(3.2)
Recoveries (1)	1.8	0.1	1.9
Balance, end of period	$198.1	$8.8	$206.9

(In millions)	For the Year Ended December 31, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$167.4	$9.0	$176.4
Provision for credit losses	21.3	0.6	21.9
Write-offs	(5.2)	(0.1)	(5.3)
Recoveries (1)	2.2	0.2	2.4
Balance, end of period	$185.7	$9.7	$195.4

(In millions)	For the Year Ended December 31, 2012
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$141.7	$12.6	$154.3
Provision for credit losses	27.1	(3.1)	24.0
Write-offs	(3.6)	(0.6)	(4.2)
Recoveries (1)	2.2	0.1	2.3
Balance, end of period	$167.4	$9.0	$176.4

(1)	Represents collections received on previously written off Loans.

During the fourth quarter of 2014, we enhanced our methodologies for forecasting the timing of future collections on Loans and the timing of future Dealer Holdback payments on Dealer Loans through the utilization of more recent data, different segmentations and new forecast variables. Implementation of the enhanced forecasting methodologies decreased the provision for credit losses by $2.9 million for the fourth quarter of 2014, of which all related to Dealer Loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6.           LEASED PROPERTIES

We lease office space and office equipment.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.  Total rental expense on all operating leases was $1.5 million, $1.1 million and $0.9 million for 2014, 2013 and 2012, respectively.  Contingent rentals under the operating leases were insignificant.  Our total minimum future lease commitments under operating leases as of December 31, 2014 are as follows:

(In millions)
Year	Minimum Future Lease Commitments
2015	$1.4
2016	1.4
2017	1.3
2018	0.7
2019	0.2
Total	$5.0

7.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of December 31,
	2014	2013
Land and land improvements	$2.3	$2.3
Building and improvements	13.9	14.0
Data processing equipment and software	26.8	25.5
Office furniture and equipment	4.1	4.1
Leasehold improvements	1.5	0.7
Total property and equipment	48.6	46.6
Less: Accumulated depreciation on property and equipment	(27.7)	(24.3)
Total property and equipment, net	$20.9	$22.3

Depreciation expense on property and equipment was $5.5 million, $5.4 million and $5.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

For the years ended December 31, 2014, 2013 and 2012, we capitalized software developed for internal use of $1.4 million, $0.8 million and $4.4 million, respectively.  As of December 31, 2014 and 2013, capitalized software costs, net of accumulated depreciation, totaled $4.2 million and $4.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.    DEBT

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.  General information for each of our financing transactions in place as of December 31, 2014 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate as of December 31, 2014
Revolving Secured Line of Credit	n/a	06/23/17		$235.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	07/18/17	(3)	$325.0	Commercial paper rate or LIBOR plus 200 basis points (4)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	04/05/16	(3)	$75.0	LIBOR plus 200 basis points (4)
Warehouse Facility V (1)(2)	CAC Warehouse Funding LLC V	09/10/17	(5)	$75.0	LIBOR plus 160 basis points (4)
Term ABS 2012-1 (1)	Credit Acceptance Funding LLC 2012-1	03/17/14	(3)	$201.3	Fixed rate
Term ABS 2012-2 (1)	Credit Acceptance Funding LLC 2012-2	09/15/14	(3)	$252.0	Fixed rate
Term ABS 2013-1 (1)	Credit Acceptance Funding LLC 2013-1	04/15/15	(3)	$140.3	Fixed rate
Term ABS 2013-2 (1)	Credit Acceptance Funding LLC 2013-2	10/15/15	(3)	$197.8	Fixed rate
Term ABS 2014-1 (1)	Credit Acceptance Funding LLC 2014-1	04/15/16	(3)	$299.0	Fixed rate
Term ABS 2014-2 (1)	Credit Acceptance Funding LLC 2014-2	09/15/16	(3)	$349.0	Fixed rate
2021 Senior Notes	n/a	02/15/21		$300.0	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.

(2)
In connection with the renewal of this warehouse facility in the third quarter of 2014, we formed a new wholly owned subsidiary, CAC Warehouse Funding LLC V, which replaced CAC Warehouse Funding III, LLC.

(3)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.

(4)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(5)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2019 will be due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Years Ended December 31,
	2014	2013
Revolving Secured Line of Credit
Maximum outstanding balance	$204.7	$195.1
Average outstanding balance	103.6	97.9
Warehouse Facility II
Maximum outstanding balance	$290.2	$169.1
Average outstanding balance	70.3	81.8
Warehouse Facility IV
Maximum outstanding balance	$26.7	$39.6
Average outstanding balance	22.0	11.8
Warehouse Facility V (1)
Maximum outstanding balance	$75.0	$60.0
Average outstanding balance	9.2	23.3

(1)
In connection with the renewal of this warehouse facility in the third quarter of 2014, we formed a new wholly owned subsidiary, CAC Warehouse Funding LLC V, which replaced CAC Warehouse Funding III, LLC.

(Dollars in millions)	As of December 31,
	2014	2013
Revolving Secured Line of Credit
Balance outstanding	$119.5	$102.8
Amount available for borrowing (1)	115.5	132.2
Interest rate	2.16%	2.04%
Warehouse Facility II
Balance outstanding	$81.3	$—
Amount available for borrowing (1)	243.7	325.0
Loans pledged as collateral	104.1	—
Restricted cash and cash equivalents pledged as collateral	2.0	1.2
Interest rate	2.16%	2.17%
Warehouse Facility IV
Balance outstanding	$19.9	$—
Amount available for borrowing (1)	55.1	75.0
Loans pledged as collateral	44.9	—
Restricted cash and cash equivalents pledged as collateral	1.4	0.2
Interest rate	2.17%	2.17%
Warehouse Facility V (2)
Balance outstanding	$17.9	$—
Amount available for borrowing (1)	57.1	75.0
Loans pledged as collateral	34.9	—
Restricted cash and cash equivalents pledged as collateral	1.2	0.3
Interest rate	1.77%	1.77%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Term ABS 2011-1
Balance outstanding	$—	$144.2
Loans pledged as collateral	—	215.3
Restricted cash and cash equivalents pledged as collateral	—	23.2
Interest rate	—%	3.01%
Term ABS 2012-1
Balance outstanding	$43.8	$201.3
Loans pledged as collateral	145.1	240.4
Restricted cash and cash equivalents pledged as collateral	19.3	23.5
Interest rate	3.04%	2.38%
Term ABS 2012-2
Balance outstanding	$184.0	$252.0
Loans pledged as collateral	278.6	303.8
Restricted cash and cash equivalents pledged as collateral	27.8	27.7
Interest rate	1.67%	1.63%
Term ABS 2013-1
Balance outstanding	$140.3	$140.3
Loans pledged as collateral	186.7	184.3
Restricted cash and cash equivalents pledged as collateral	16.7	15.3
Interest rate	1.31%	1.31%
Term ABS 2013-2
Balance outstanding	$197.8	$197.8
Loans pledged as collateral	248.9	250.5
Restricted cash and cash equivalents pledged as collateral	21.2	18.7
Interest rate	1.67%	1.67%
Term ABS 2014-1
Balance outstanding	$299.0	$—
Loans pledged as collateral	426.2	—
Restricted cash and cash equivalents pledged as collateral	31.6	—
Interest rate	1.72%	—
Term ABS 2014-2
Balance outstanding	$349.0	$—
Loans pledged as collateral	440.7	—
Restricted cash and cash equivalents pledged as collateral	36.2	—
Interest rate	2.05%	—
2017 Senior Notes
Balance outstanding (3)	$—	$350.2
Interest rate	—%	9.125%
2021 Senior Notes
Balance outstanding	$300.0	$—
Interest rate	6.125%	—%

(1)	Availability may be limited by the amount of assets pledged as collateral.

(2)
In connection with the renewal of this warehouse facility in the third quarter of 2014, we formed a new wholly owned subsidiary, CAC Warehouse Funding LLC V, which replaced CAC Warehouse Funding III, LLC.

(3)	As of December 31, 2013 the outstanding balance presented for the 2017 Senior Notes includes a net unamortized debt premium of $0.2 million.

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

Senior Notes

On January 22, 2014, we issued $300.0 million aggregate principal amount of 6.125% senior notes due 2021 (the “2021 senior notes”). The 2021 senior notes were issued pursuant to an indenture, dated as of January 22, 2014 (the “Indenture”), among the Company, as issuer; the Company’s subsidiaries Buyers Vehicle Protection Plan, Inc. and Vehicle Remarketing Services, Inc., as guarantors (collectively, the “Guarantors”); and U.S. Bank National Association, as trustee.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Principal Debt Maturities

The scheduled principal maturities of our debt as of December 31, 2014 are as follows:

(In millions)
Year	Revolving Secured Line of Credit Facility	Warehouse Facilities	Term ABS Financings (1)	Senior Notes	Total
2015	$—	$—	$354.3	$—	$354.3
2016	—	14.9	498.2	—	513.1
2017	119.5	44.8	361.4	—	525.7
2018	—	59.4	—	—	59.4
Thereafter	—	—	—	300.0	300.0
Total	$119.5	$119.1	$1,213.9	$300.0	$1,752.5

(1)	The principal maturities of the Term ABS transactions are estimated based on forecasted collections.

Debt Covenants

As of December 31, 2014, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of December 31, 2014, we were in compliance with all such covenants.  As of the end of the year, we were also in compliance with our covenants under the Indenture.

9.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on our Warehouse facilities.  The following tables provide the terms of our interest rate cap agreements that were in effect as of December 31, 2014 and 2013:

(Dollars in millions)
As of December 31, 2014
Facility	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	12/2014	06/2016	$325.0	5.50%
75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	09/2015	29.3	5.50%
75.0	Warehouse Facility IV	Cap Floating Rate	03/2014	03/2017	45.7	5.50%
75.0	Warehouse Facility V (2)	Cap Floating Rate	06/2012	07/2015	56.3	5.00%

(Dollars in millions)
As of December 31, 2013
Facility	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	06/2013	12/2014	$325.0	5.50%
75.0	Warehouse Facility III (2)	Cap Floating Rate	06/2012	07/2015	56.3	5.00%
75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	09/2015	75.0	5.50%

(1)	Rate excludes the spread over the LIBOR rate or the commercial paper rate, as applicable.

(2)
In the third quarter of 2014, we formed a new wholly owned subsidiary, CAC Warehouse Funding LLC V, which replaced CAC Warehouse Funding III, LLC. The interest rate cap associated with this facility was reassigned from Warehouse Facility III to Warehouse Facility V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The interest rate caps have not been designated as hedging instruments.  As of December 31, 2014 and 2013, the interest rate caps had a fair value of less than $0.1 million as the capped rates were significantly above market rates.

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 is as follows:

(In millions)
Derivatives Not Designated as Hedging Instruments		Amount of (Loss)/ Gain Recognized in Income on Derivatives
		For the Years Ended December 31,
	Location	2014	2013	2012
Interest rate caps	Interest expense	$(0.1)	$(0.1)	$(0.1)

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

Affiliated Dealer Loan balances were $8.7 million and $7.5 million as of December 31, 2014 and 2013, respectively.  As of December 31, 2014 and 2013, affiliated Dealer Loan balances were 0.4% and 0.3% of total consolidated Dealer Loan balances, respectively.  A summary of related party Loan activity is as follows:

(Dollars in millions)	For the Years Ended December 31,
	2014		2013		2012
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$1.6	0.3%	$1.5	0.3%	$1.2	0.3%
New Consumer Loan assignments (1)	4.2	0.3%	4.3	0.3%	3.6	0.3%
Accelerated Dealer Holdback payments	0.1	0.2%	0.1	0.2%	0.1	0.2%
Dealer Holdback payments	1.4	1.0%	2.2	1.9%	3.2	2.8%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.    INCOME TAXES

The income tax provision consists of the following:

(In millions)	For the Years Ended December 31,
	2014	2013	2012
Income before provision for income taxes:	$420.9	$398.2	$343.1
Current provision for income taxes:
Federal	$90.9	$128.4	$94.9
State	7.3	7.4	3.5
	98.2	135.8	98.4
Deferred provision for income taxes:
Federal	52.0	8.7	23.6
State	4.1	0.1	1.4
	56.1	8.8	25.0
Interest and penalties expense (benefit):
Interest	0.4	0.5	—
Penalties	—	—	—
	0.4	0.5	—
Provision for income taxes	$154.7	$145.1	$123.4

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following:

(In millions)	As of December 31,
	2014	2013
Deferred tax assets:
Allowance for credit losses	$76.4	$71.5
Stock-based compensation	14.8	12.6
Deferred state net operating loss	3.9	3.0
Other, net	9.2	7.9
Total deferred tax assets	104.3	95.0
Deferred tax liabilities:
Valuation of Loans receivable	306.5	242.3
Deferred Loan origination costs	2.7	3.3
Other, net	8.5	6.6
Total deferred tax liabilities	317.7	252.2
Net deferred tax liability	$213.4	$157.2

The deferred state net operating loss tax asset arising from the operating loss carry forward for state income tax purposes is expected to expire at various times beginning in 2021, if not utilized.  We do not anticipate expiration of the net operating loss carry forwards prior to their utilization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Years Ended December 31,
	2014	2013	2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	2.1%	1.4%	1.4%
Changes in reserve for uncertain tax positions as a result of settlements and lapsed statutes and related interest	(0.4)%	(0.3)%	(0.6)%
Other	0.1%	0.3%	0.2%
Effective tax rate	36.8%	36.4%	36.0%

The differences between the U.S. federal statutory rate and our effective tax rates for 2014, 2013 and 2012 are primarily due to state income taxes and reserves for uncertain tax positions and related interest and penalties that are included in the provision for income taxes.

The state income taxes for the years ended December 31, 2014, 2013 and 2012 fluctuate due to variability in the amount of income taxable in various state tax jurisdictions with differing statutory tax rates and changes in state statutory tax rates.

The following table is a summary of changes in gross unrecognized tax benefits:

(In millions)	For the Years Ended December 31,
	2014	2013	2012
Unrecognized tax benefits at January 1,	$13.2	$11.0	$10.0
Additions based on tax positions related to current year	5.5	3.6	3.1
Reductions for tax positions of prior years	(0.2)	—	(0.4)
Settlements	—	—	(0.2)
Reductions as a result of a lapse of the statute of limitations	(1.9)	(1.4)	(1.5)
Unrecognized tax benefits at December 31,	$16.6	$13.2	$11.0

The total amount of gross unrecognized tax benefit that, if recognized, would favorably affect our effective income tax rate in future periods, was $16.6 million as of December 31, 2014.  Accrued interest related to uncertain tax positions was $3.1 million and $2.7 million as of December 31, 2014 and 2013, respectively.

We are subject to income tax in federal and state jurisdictions. The IRS has completed their federal tax examinations for years prior to 2012.  With respect to state jurisdictions, we are generally no longer subject to tax examinations on returns filed for years prior to 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12.    NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Years Ended December 31,
	2014	2013	2012
Weighted average shares outstanding:
Common shares	21,739,300	23,180,633	24,850,830
Vested restricted stock units	517,804	670,156	558,825
Basic number of weighted average shares outstanding	22,257,104	23,850,789	25,409,655
Dilutive effect of stock options	3,293	31,180	48,005
Dilutive effect of restricted stock and restricted stock units	71,004	127,624	141,296
Dilutive number of weighted average shares outstanding	22,331,401	24,009,593	25,598,956

For the years ended December 31, 2014, 2013 and 2012, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive.

13.           STOCK REPURCHASES

Our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 7, 2013, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of December 31, 2014, we had authorization to repurchase 324,456 shares of our common stock.

The following table summarizes our stock repurchases for the years ended December 31, 2014, 2013, and 2012:

(Dollars in millions)	For the Years Ended December 31,
	2014		2013		2012
Stock Repurchases	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost (1)
Open Market	—	$—	1,209,756	$134.5	727,319	$66.5
Tender Offer	2,548,868	325.3	—	—	1,000,000	84.8
Other (2)	137,876	18.4	6,259	0.7	13,053	1.2
Total	2,686,744	343.7	1,216,015	$135.2	1,740,372	$152.5

(1)	Tender Offer Cost amounts include offering costs of $0.3 million for both 2014 and 2012.

(2)	Represents shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units.

14.           STOCK-BASED COMPENSATION PLANS

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), we can grant stock based awards in the form of restricted stock, restricted stock units and stock options to team members, officers, directors, and contractors at any time prior to March 26, 2022.  On March 26, 2012, our board of directors approved an amendment to our Incentive Plan, increasing the number of shares authorized for issuance by 500,000 shares, to 2.0 million shares.  The shares available for future grants under the Incentive Plan totaled 244,915 as of December 31, 2014.

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

A summary of the non-vested restricted stock activity under the Incentive Plan for the year ended December 31, 2014 is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2013	198,682	$106.11
Granted	6,042	138.14
Vested	(13,744)	100.00
Forfeited	(580)	124.97
Non-vested as of December 31, 2014	190,400	$107.51

The grant-date weighted average fair value of shares granted in 2014, 2013 and 2012 was $138.14, $113.56, and $105.96, respectively.  The total fair value of shares vested in 2014, 2013 and 2012 was $1.9 million, $1.9 million and $3.6 million, respectively.

Restricted Stock Units

In addition to the 310,000 restricted stock units awarded to our Chief Executive Officer in March 2012, we grant performance-based restricted stock units to team members as part of our Incentive Plan. These restricted stock units are earned over a five years period based upon the compounded annual growth rate in our adjusted economic profit, a non-GAAP financial measure.  Each restricted stock unit represents and has a value equal to one share of common stock.  The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant.

A summary of the restricted stock unit activity under the Incentive Plan for the year ended December 31, 2014, is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (2) (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2013	1,099,157	$48.23
Granted	71,900	130.16
Converted	(300,875)	26.53
Forfeited	(7,500)	128.73
Outstanding as of December 31, 2014 (1)	862,682	$61.93	$117.7	4.8
Vested as of December 31, 2014	485,622	$27.04	$66.2	1.9

(1)	No RSUs outstanding at December 31, 2014 were convertible to shares of common stock.

(2)	The intrinsic value of RSUs is measured by applying the closing stock price as of December 31, 2014 to the applicable number of units.

The grant-date weighted average fair value of RSUs granted in 2014, 2013 and 2012 was $130.16, $122.81, and $105.74, respectively.

The total intrinsic value of RSUs converted to common stock during 2014 and 2013 was $40.1 million and $0.1 million, respectively.  No RSUs were converted to shares of common stock during 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock Options

Pursuant to our 1992 Stock Option Plan (the “1992 Plan”), we had reserved 8.0 million shares of our common stock for the future granting of options to officers and other team members.  Pursuant to our Director Stock Option Plan (the “Director Plan”), we had reserved 200,000 shares of our common stock for future granting of options to members of our Board of Directors.  The exercise price of the options was no less than the fair market value on the date of the grant.  Options expired ten years from the date of grant.  The 1992 Plan had no options outstanding as of December 31, 2014 and 2013.  The 1992 Plan and the Director Plan were terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan.

Additional stock option information relating to the Director Plan is as follows:

(Dollars in millions, except per share data)
	Number of Options	Weighted Average Exercise Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2013	35,000	$17.25
Options exercised	35,000	$17.25
Outstanding as of December 31, 2014	—	$—	$—	0.0
Exercisable as of December 31, 2014	—	$—	$—	0.0

The total intrinsic value of stock options exercised in 2014, 2013 and 2012 was $5.1 million, $3.2 million, and $3.0 million, respectively.

Stock-based compensation expense

Stock-based compensation expense consists of the following:

(In millions)	For the Years Ended December 31,
	2014	2013	2012
Restricted stock	$3.3	$3.0	$3.4
Restricted stock units	12.0	5.5	8.8
Total	$15.3	$8.5	$12.2

While the restricted stock units and shares of restricted stock are often expected to vest in equal, annual installments over the corresponding requisite service periods of the grants, the related stock-based compensation expense is not recognized on a straight-line basis over the same periods.  Each installment is accounted for as a separate award and as a result, the fair value of each installment is recognized as stock-based compensation expense on a straight-line basis over the related vesting period.  The following table details how the expenses associated with restricted stock and restricted stock units, which are expected to be recognized over a weighted average period of 2.8 years, will be recorded assuming performance targets are achieved in the periods currently estimated:

(In millions)
For the Years Ended December 31,	Restricted Stock Units	Restricted Stock	Total Projected Expense
2015	$7.6	$2.5	$10.1
2016	4.5	1.9	6.4
2017	2.6	1.6	4.2
2018	2.1	1.4	3.5
2019	1.4	1.2	2.6
Thereafter	1.3	4.6	5.9
Total	$19.5	$13.2	$32.7

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

Geographic Information

For the three years ended December 31, 2014, 2013 and 2012, all of our revenues were derived from the United States.  As of December 31, 2014 and 2013, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of offering automobile dealers financing programs that enable them to sell vehicles to consumers, regardless of their credit history, through our network of Dealers within the United States.  We also provide Dealers the ability to offer vehicle service contracts and a GAP product to consumers on vehicles financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during 2014, 2013, or 2012.  Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of December 31, 2014 or 2013.

16.           LITIGATION AND CONTINGENT LIABILITIES

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, industry participants are frequently subject to various consumer claims, litigation and regulatory investigations seeking damages, fines and statutory penalties.  The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to our repossession and sale of the consumer’s vehicle and other debt collection activities.  As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers.  We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement.  Many of these cases are filed as purported class actions and seek damages in large dollar amounts.  Current actions to which we are a party include the following matters.

On December 9, 2014, we received a civil investigative subpoena from the U.S. Department of Justice pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 directing us to produce certain information relating to subprime automotive finance and related securitization activities. We are cooperating with the inquiry.

On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. We are cooperating with the inquiry.

On June 6, 2014, we received a civil investigative demand from the Federal Trade Commission relating to our various practices regarding consumers. We are cooperating with the inquiry.

On February 1, 2013, six Dealers, who had previously commenced a putative consolidated arbitration proceeding against the Company before the American Arbitration Association ("AAA") that was deemed not properly filed by the AAA on October 9, 2012, filed individual arbitrations against the Company before the AAA in Southfield, Michigan.  These arbitration demands seek unspecified money damages for claims relating to the Dealer servicing agreements of these Dealers.  One of these matters was voluntarily dismissed with prejudice on January 20, 2015.  The Company intends to vigorously defend itself against the remaining five arbitrations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity and results of operations.

17.           SUBSEQUENT EVENTS

On January 29, 2015, we completed a $300.6 million Term ABS financing which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 2.6% (including the initial purchaser’s fees and other costs) and it will revolve for 24 months after which it will amortize based upon the cash flows on the contributed Loans.

18.    QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of the quarterly financial position and results of operations as of and for the years ended December 31, 2014 and 2013, which have been prepared in accordance with GAAP.

(In millions, except share and per share data)	2014
	Quarters Ended
	March 31	June 30	September 30	December 31
Balance Sheets
Loans receivable, net	$2,318.0	$2,358.0	$2,407.4	$2,512.9
All other assets	255.7	269.6	315.1	272.5
Total assets	$2,573.7	$2,627.6	$2,722.5	$2,785.4
Total debt	$1,558.2	$1,654.7	$1,660.1	$1,752.5
Other liabilities	300.5	300.1	313.9	330.7
Total liabilities	1,858.7	1,954.8	1,974.0	2,083.2
Shareholders' equity (1)	715.0	672.8	748.5	702.2
Total liabilities and shareholders' equity	$2,573.7	$2,627.6	$2,722.5	$2,785.4
Income Statements
Revenue	$176.9	$179.8	$181.7	$185.1
Costs and expenses	96.9	70.6	66.4	68.7
Income before provision for income taxes	80.0	109.2	115.3	116.4
Provision for income taxes	30.2	39.8	41.3	43.4
Net income	$49.8	$69.4	$74.0	$73.0
Net income per share:
Basic	$2.12	$3.06	$3.38	$3.46
Diluted	$2.12	$3.06	$3.38	$3.45
Weighted average shares outstanding:
Basic	23,463,380	22,653,393	21,888,591	21,109,349
Diluted	23,528,466	22,658,891	21,895,222	21,171,235

(1)	No dividends were paid during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)

(In millions, except share and per share data)	2013
	Quarters Ended
	March 31	June 30	September 30	December 31
Balance Sheets
Loans receivable, net	$2,028.6	$2,092.7	$2,163.4	$2,212.8
All other assets	219.7	222.6	221.8	220.6
Total assets	$2,248.3	$2,315.3	$2,385.2	$2,433.4
Total debt	$1,356.0	$1,407.2	$1,434.0	$1,392.4
Other liabilities	267.7	254.2	261.4	290.9
Total liabilities	1,623.7	1,661.4	1,695.4	1,683.3
Shareholders' equity (1)	624.6	653.9	689.8	750.1
Total liabilities and shareholders' equity	$2,248.3	$2,315.3	$2,385.2	$2,433.4
Income Statements
Revenue	$164.7	$169.4	$172.7	$175.3
Costs and expenses	69.6	72.0	70.5	71.8
Income before provision for income taxes	95.1	97.4	102.2	103.5
Provision for income taxes	34.5	35.9	37.1	37.6
Net income	$60.6	$61.5	$65.1	$65.9
Net income per share:
Basic	$2.49	$2.57	$2.75	$2.81
Diluted	$2.48	$2.56	$2.75	$2.80
Weighted average shares outstanding:
Basic	24,330,027	23,974,099	23,672,635	23,438,153
Diluted	24,426,127	24,017,273	23,708,043	23,575,786

(1)	No dividends were paid during the periods presented.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, we used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we believe that as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2014 and their report dated February 12, 2015 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Credit Acceptance Corporation

We have audited the internal control over financial reporting of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 12, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 12, 2015

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

Our Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on May 13, 2004, provides for the granting of restricted stock, restricted stock units and stock options to team members, officers, and directors. As of December 31, 2014, there were no options issued or outstanding under the Incentive Plan.

The following table sets forth (1) the number of shares of common stock to be issued upon the exercise of outstanding options or restricted stock units, (2) the weighted average exercise price of outstanding options, if applicable, and (3) the number of shares remaining available for future issuance, as of December 31, 2014:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (a)
Equity compensation plan approved by shareholders:
Incentive Plan	862,682	—	244,915

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

Report of Independent Public Accountants
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2014 and 2013
— Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
— Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
— Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012
— Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
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

CREDIT ACCEPTANCE CORPORATION

By:	/s/ BRETT A. ROBERTS
Brett A. Roberts
Chief Executive Officer
(Principal Executive Officer)
Date:	February 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 12, 2015 on behalf of the registrant and in the capacities indicated.

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
4.1
Fifth Amended and Restated Credit Agreement, dated as of June 17, 2011, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 22, 2011)

4.2
Loan and Security Agreement dated as of August 19, 2011 among the Company, CAC Warehouse Funding LLC IV, BMO Capital Markets Corp., Bank of Montreal and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated August 24, 2011)

4.3
Backup Servicing Agreement dated as of August 19, 2011 among the Company, CAC Warehouse Funding LLC IV, Wells Fargo Bank, National Association, Bank of Montreal and BMO Capital Markets Corp. (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated August 24, 2011)

4.4
Amended and Restated Intercreditor Agreement, dated as of February 1, 2010, among Credit Acceptance Corporation, the other Grantors party thereto, representatives of the Secured Parties thereunder and Comerica Bank, as administrative agent under the Original Credit Agreement (as defined therein) and as collateral agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 5, 2010)

4.5
Indenture dated as of March 29, 2012, between Credit Acceptance Auto Loan Trust 2012-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.6
Sale and Servicing Agreement dated as of March 29, 2012, among the Company, Credit Acceptance Auto Loan Trust 2012-1, Credit Acceptance Funding LLC 2012-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.7
Backup Servicing Agreement dated as of March 29, 2012, among the Company, Credit Acceptance Funding LLC 2012-1, Credit Acceptance Auto Loan Trust 2012-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.8
Amended and Restated Trust Agreement dated as of March 29, 2012, between Credit Acceptance Funding LLC 2012-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.9
Sale and Contribution Agreement dated as of March 29, 2012, between the Company and Credit Acceptance Funding LLC 2012-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 4, 2012)

4.10
First Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 15, 2012, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 15, 2012)

4.11
Indenture dated as of September 20, 2012, between Credit Acceptance Auto Loan Trust 2012-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 20, 2012)

4.12
Sale and Servicing Agreement dated as of September 20, 2012, among the Company, Credit Acceptance Auto Loan Trust 2012-2, Credit Acceptance Funding LLC 2012-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 25, 2012)

4.13
Backup Servicing Agreement dated as of September 20, 2012, among the Company, Credit Acceptance Funding LLC 2012-2, Credit Acceptance Auto Loan Trust 2012-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 25, 2012)

4.14
Amended and Restated Trust Agreement dated as of September 20, 2012, between Credit Acceptance Funding LLC 2012-2 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 25, 2012)

4.15
Sale and Contribution Agreement dated as of September 20, 2012, between the Company and Credit Acceptance Funding LLC 2012-2 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 25, 2012)

4.16
Fifth Amended and Restated Loan and Security Agreement dated as of December 27, 2012 among the Company, CAC Warehouse Funding Corporation II, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 3, 2013)

4.17
Amended and Restated Backup Servicing Agreement dated as of December 27, 2012 among the Company, CAC Warehouse Funding Corporation II, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 3, 2013)

4.18
Third Amended and Restated Sale and Contribution Agreement dated as of December 27, 2012 between the Company and CAC Warehouse Funding Corporation II (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 3, 2013)

4.19
First Amendment to Loan and Security Agreement dated as of April 5, 2013 among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 5, 2013)

4.20
Amended and Restated Sale and Contribution Agreement dated as of April 5, 2013 between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 5, 2013)

4.21
Indenture dated as of April 25, 2013, between Credit Acceptance Auto Loan Trust 2013-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.22
Sale and Servicing Agreement dated as of April 25, 2013 among the Company, Credit Acceptance Auto Loan Trust 2013-1, Credit Acceptance Funding LLC 2013-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.23
Backup Servicing Agreement dated as of April 25, 2013, among the Company, Credit Acceptance Funding LLC 2013-1, Credit Acceptance Auto Loan Trust 2013-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.24
Amended and Restated Trust Agreement dated as of April 25, 2013, between Credit Acceptance Funding LLC 2013-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.25
Sale and Contribution Agreement dated as of April 25, 2013, between the Company and Credit Acceptance Funding LLC 2013-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.26
Second Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 20, 2013, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 24, 2013)

4.27
Indenture dated as of October 31, 2013, between Credit Acceptance Auto Loan Trust 2013-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 5, 2013)

4.28
Sale and Servicing Agreement dated as of October 31, 2013 among the Company, Credit Acceptance Auto Loan Trust 2013-2, Credit Acceptance Funding LLC 2013-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 5, 2013)

4.29
Backup Servicing Agreement dated as of October 31, 2013, among the Company, Credit Acceptance Funding LLC 2013-2, Credit Acceptance Auto Loan Trust 2013-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 5, 2013)

4.30
Amended and Restated Trust Agreement dated as of October 31, 2013, between Credit Acceptance Funding LLC 2013-2 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 5, 2013)

4.31
Sale and Contribution Agreement dated as of October 31, 2013, between the Company and Credit Acceptance Funding LLC 2013-2 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 5, 2013)

4.32
Third Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 9, 2013, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.33
Fourth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of January 15, 2014, by and among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the Banks (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.34
Indenture, dated as of January 22, 2014, among Credit Acceptance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 27, 2014)

4.35
Registration Rights Agreement, dated January 22, 2014, among Credit Acceptance Corporation, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of the Company’s 6.125% Senior Notes due 2021 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 27, 2014)

4.36
Amendment No. 1 to Fifth Amended and Restated Loan and Security Agreement, dated as of December 2, 2013, among the Company, CAC Warehouse Funding Corporation II, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.37
Amendment No. 1 to the Third Amended and Restated Sale and Contribution Agreement, dated as of December 2, 2013 between the Company and CAC Warehouse Funding Corporation II (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.38
Second Amendment to Loan and Security Agreement, dated as of December 4, 2013, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.39
First Amendment to Amended and Restated Sale and Contribution Agreement, dated as of December 4, 2013, between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.40
Supplemental Indenture No. 1, dated as of December 20, 2013, between Credit Acceptance Auto Loan Trust 2012-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.41
Amendment No. 1 to Sale and Servicing Agreement, dated as of December 20, 2013, among the Company, Credit Acceptance Auto Loan Trust 2012-1, Credit Acceptance Funding LLC 2012-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.42
Amendment No. 1 to Sale and Contribution Agreement, dated as of December 20, 2013, between the Company and Credit Acceptance Funding LLC 2012-1 (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.43
Supplemental Indenture No. 1, dated as of December 20, 2013, between Credit Acceptance Auto Loan Trust 2012-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.44
Amendment No. 1 to Sale and Servicing Agreement, dated as of December 20, 2013, among the Company, Credit Acceptance Auto Loan Trust 2012-2, Credit Acceptance Funding LLC 2012-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.45
Amendment No. 1 to Sale and Contribution Agreement, dated as of December 20, 2013, between the Company and Credit Acceptance Funding LLC 2012-2 (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.46
Indenture dated as of April 16, 2014, between Credit Acceptance Auto Loan Trust 2014-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.47
Sale and Servicing Agreement dated as of April 16, 2014 among the Company, Credit Acceptance Auto Loan Trust 2014-1, Credit Acceptance Funding LLC 2014-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.48
Backup Servicing Agreement dated as of April 16, 2014, among the Company, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Auto Loan Trust 2014-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.49
Amended and Restated Trust Agreement dated as of April 16, 2014, between Credit Acceptance Funding LLC 2014-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.50
Sale and Contribution Agreement dated as of April 16, 2014, between the Company and Credit Acceptance Funding LLC 2014-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.51
Sixth Amended and Restated Credit Agreement, dated as of June 23, 2014, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 25, 2014)

4.52
Second Amendment to the Fifth Amended and Restated Loan and Security Agreement dated as of July 18, 2014 among the Company, CAC Warehouse Funding Corporation II, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated July 23, 2014)

4.53
First Amendment to the Amended and Restated Backup Servicing Agreement dated as of July 18, 2014 among the Company, CAC Warehouse Funding Corporation II, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated July 23, 2014).

4.54
Amended and Restated Loan and Security Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 18, 2014)

4.55
Amended and Restated Backup Servicing Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 18, 2014)

4.56
Amended and Restated Contribution Agreement, dated as of September 15, 2014, between the Company and CAC Warehouse Funding LLC V (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 18, 2014)

4.57
Indenture, dated as of September 25, 2014, between Credit Acceptance Auto Loan Trust 2014-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2014)

4.58
Sale and Servicing Agreement, dated as of September 25, 2014, among the Company, Credit Acceptance Auto Loan Trust 2014-2, Credit Acceptance Funding LLC 2014-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2014)

4.59
Backup Servicing Agreement, dated as of September 25, 2014, among the Company, Credit Acceptance Funding LLC 2014-2, Credit Acceptance Auto Loan Trust 2014-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2014)

4.60
Amended and Restated Trust Agreement, dated as of September 25, 2014, between Credit Acceptance Funding LLC 2014-2 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2014)

4.61
Sale and Contribution Agreement, dated as of September 25, 2014, between the Company and Credit Acceptance Funding LLC 2014-2 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2014)

4.62
Amended and Restated Intercreditor Agreement, dated September 25, 2014, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, Credit Acceptance Funding LLC 2014-2, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Funding LLC 2013-2, Credit Acceptance Funding LLC 2013-1, Credit Acceptance Funding LLC 2012-2, Credit Acceptance Funding LLC 2012-1, Credit Acceptance Funding LLC 2011-1, Credit Acceptance Auto Loan Trust 2014-1, Credit Acceptance Auto Loan Trust 2013-2, Credit Acceptance Auto Loan Trust 2013-1, Credit Acceptance Auto Loan Trust 2012-2, Credit Acceptance Auto Loan Trust 2012-1, Credit Acceptance Auto Loan Trust 2011-1, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, Bank of Montreal, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2014)

4.63
Indenture dated as of January 29, 2015, between Credit Acceptance Auto Loan Trust 2015-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015)

4.64
Sale and Servicing Agreement dated as of January 29, 2015, among the Company, Credit Acceptance Auto Loan Trust 2015-1, Credit Acceptance Funding LLC 2015-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015)

4.65
Backup Servicing Agreement dated as of January 29, 2015, among the Company, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Auto Loan Trust 2015-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015)

4.66
Amended and Restated Trust Agreement dated as of January 29, 2015, between Credit Acceptance Funding LLC 2015-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015)

4.67
Sale and Contribution Agreement dated as of January 29, 2015, between the Company and Credit Acceptance Funding LLC 2015-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015)

4.68
Amended and Restated Intercreditor Agreement dated January 29, 2015, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Funding LLC 2014-2, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Funding LLC 2013-2, Credit Acceptance Funding LLC 2013-1, Credit Acceptance Funding LLC 2012-2, Credit Acceptance Funding LLC 2012-1, Credit Acceptance Auto Loan Trust 2015-1, Credit Acceptance Auto Loan Trust 2014-2. Credit Acceptance Auto Loan Trust 2014-1, Credit Acceptance Auto Loan Trust 2013-2, Credit Acceptance Auto Loan Trust 2013-1, Credit Acceptance Auto Loan Trust 2012-2, Credit Acceptance Auto Loan Trust 2012-1, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, Bank of Montreal, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015)

Note:
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

10.2	Credit Acceptance Corporation Director Stock Option Plan (incorporated by reference to an exhibit to the Company’s Form 10-K Annual Report for the year ended December 31, 2001)
10.3	Form of Restricted Stock Grant Agreement (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K dated March 2, 2005)*
10.4	Incentive Compensation Bonus Formula for 2005 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K dated April 4, 2005)*
10.5	Form of Restricted Stock Grant Agreement, dated February 22, 2007 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 28, 2007)*
10.6
Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated February 22, 2007 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 28, 2007)*

10.7	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated October 2, 2008 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated October 7, 2008)*
10.8
Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated November 13, 2008 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 19, 2008)*

10.9
Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated November 13, 2008 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 19, 2008)*

10.10	Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated March 27, 2009 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 2, 2009)*
10.11
Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, April 6, 2009 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, dated April 10, 2009)*

10.12	Form of Credit Acceptance Corporation Restricted Stock Unit Award Agreement (incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2009)*
10.13
Form of Credit Acceptance Corporation Board of Directors Restricted Stock Unit Award Agreement (incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2009)*

10.14
Credit Acceptance Corporation Restricted Stock Unit Award Agreement, dated March 26, 2012 (incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2012)*

10.15	Credit Acceptance Corporation Restricted Stock Award Agreement, dated March 26, 2012 (incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2012)*
10.16
Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, March 26, 2012 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, dated April 5, 2012) *

10.17	Form of Credit Acceptance Corporation Restricted Stock Unit Award Agreement (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)*
12	Ratio of Earnings to Fixed Charges.
21	Schedule of Credit Acceptance Corporation Subsidiaries.
23	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(INS)	XBRL Instance Document.
101(SCH)	XBRL Taxonomy Extension Schema Document.
101(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	XBRL Taxonomy Label Linkbase Document.
101(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management compensatory contracts and arrangements