Form 10-Q
period 2015-03-31
CREDIT ACCEPTANCE CORP
filed 2015-04-29
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The number of shares of Common Stock, par value $0.01, outstanding on April 22, 2015 was 20,597,554.

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In millions, except share and per share data)	As of
	March 31, 2015	December 31, 2014
ASSETS:
Cash and cash equivalents	$86.7	$6.4
Restricted cash and cash equivalents	198.9	157.6
Restricted securities available for sale	53.0	53.2
Loans receivable (including $9.2 and $8.7 from affiliates as of March 31, 2015 and December 31, 2014, respectively)	2,943.6	2,719.8
Allowance for credit losses	(210.4)	(206.9)
Loans receivable, net	2,733.2	2,512.9
Property and equipment, net	20.6	20.9
Income taxes receivable	1.0	1.4
Other assets	33.7	33.0
Total Assets	$3,127.1	$2,785.4
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$129.9	$114.4
Revolving secured line of credit	—	119.5
Secured financing	1,435.3	1,333.0
Senior notes	548.2	300.0
Deferred income taxes, net	220.5	213.4
Income taxes payable	15.9	2.9
Total Liabilities	2,349.8	2,083.2
Commitments and Contingencies - See Note 14
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 20,597,554 and 20,597,671 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	0.2	0.2
Paid-in capital	92.4	88.7
Retained earnings	684.5	613.4
Accumulated other comprehensive income (loss)	0.2	(0.1)
Total Shareholders' Equity	777.3	702.2
Total Liabilities and Shareholders' Equity	$3,127.1	$2,785.4

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In millions, except share and per share data)	For the Three Months Ended March 31,
	2015	2014
Revenue:
Finance charges	$169.9	$152.8
Premiums earned	12.1	13.2
Other income	12.2	10.9
Total revenue	194.2	176.9
Costs and expenses:
Salaries and wages	30.4	25.6
General and administrative	9.1	8.2
Sales and marketing	11.7	9.6
Provision for credit losses	6.2	4.7
Interest	14.9	16.0
Provision for claims	8.6	11.0
Loss on extinguishment of debt	—	21.8
Total costs and expenses	80.9	96.9
Income before provision for income taxes	113.3	80.0
Provision for income taxes	41.8	30.2
Net income	$71.5	$49.8
Net income per share:
Basic	$3.42	$2.12
Diluted	$3.41	$2.12
Weighted average shares outstanding:
Basic	20,922,620	23,463,380
Diluted	20,948,676	23,528,466

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2015	2014
Net income	$71.5	$49.8
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax	0.3	0.1
Other comprehensive income	0.3	0.1
Comprehensive income	$71.8	$49.9

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$71.5	$49.8
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	6.2	4.7
Depreciation	1.5	1.3
Amortization	2.2	1.7
Loss on retirement of property and equipment	0.1	—
Provision for deferred income taxes	7.0	27.7
Loss on extinguishment of debt	—	21.8
Stock-based compensation	4.1	4.4
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	7.9	(2.4)
Decrease (increase) in income taxes receivable	0.4	(0.9)
Increase (decrease) in income taxes payable	13.0	(15.7)
Decrease in other assets	3.5	1.1
Net cash provided by operating activities	117.4	93.5
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(41.3)	(35.3)
Purchases of restricted securities available for sale	(11.6)	(15.2)
Proceeds from sale of restricted securities available for sale	11.5	2.1
Maturities of restricted securities available for sale	0.5	14.5
Principal collected on Loans receivable	454.5	408.2
Advances to Dealers	(533.5)	(421.3)
Purchases of Consumer Loans	(92.6)	(51.1)
Accelerated payments of Dealer Holdback	(13.8)	(11.2)
Payments of Dealer Holdback	(41.1)	(34.5)
Purchases of property and equipment	(1.3)	(2.1)
Net cash used in investing activities	(268.7)	(145.9)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	988.4	525.1
Repayments under revolving secured line of credit	(1,107.9)	(512.0)
Proceeds from secured financing	535.4	360.6
Repayments of secured financing	(433.1)	(157.6)
Proceeds from issuance of senior notes	248.2	300.0
Repayment of senior notes	—	(350.0)
Payments of debt issuance and debt extinguishment costs	(6.2)	(22.8)
Repurchase of common stock	(1.1)	(103.6)
Proceeds from stock options exercised	—	0.6
Tax benefits from stock-based compensation plans	0.3	13.6
Other financing activities	7.6	(0.1)
Net cash provided by financing activities	231.6	53.8
Net increase in cash and cash equivalents	80.3	1.4
Cash and cash equivalents, beginning of period	6.4	4.2
Cash and cash equivalents, end of period	$86.7	$5.6
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$17.3	$23.8
Cash paid during the period for income taxes	$20.2	$5.5
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.  The consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2015 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the financial statements.

We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

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
Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended March 31,
Consumer Loan Assignment Volume	2015	2014
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	96.7%	96.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2014	91.7%	8.3%
June 30, 2014	91.4%	8.6%
September 30, 2014	90.5%	9.5%
December 31, 2014	89.0%	11.0%
March 31, 2015	88.6%	11.4%

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;

•	a non-recourse cash payment (“advance”) from us; and

•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.  As of March 31, 2015 and December 31, 2014, we had $86.2 million and $5.8 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in trusts for future vehicle service contract claims. As of March 31, 2015 and December 31, 2014, we had $196.9 million and $155.3 million, respectively, in restricted cash and cash equivalents that was not insured by the FDIC.

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

Methodology Changes.  For the three months ended March 31, 2015 and 2014, we did not make any methodology changes for Loans that had a material impact on our financial results.

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

(In millions)	For the Three Months Ended March 31,
	2015	2014
Net assumed written premiums	$15.5	$14.7
Net premiums earned	12.1	13.2
Provision for claims	8.6	11.0
Amortization of capitalized acquisition costs	0.3	0.3

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	March 31, 2015	December 31, 2014
Trust assets	Restricted cash and cash equivalents	$2.1	$0.2
Trust assets	Restricted securities available for sale	53.0	53.2
Unearned premium	Accounts payable and accrued liabilities	41.8	38.4
Claims reserve (1)	Accounts payable and accrued liabilities	1.4	1.5

(1)	The claims reserve is estimated based on historical claims experience.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

New Accounting Updates

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, which amends Topic 835 (Interest) and requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. ASU No. 2013-03 is effective for fiscal years, and interim periods, beginning after December 15, 2015. Early adoption is permitted, but we have not yet adopted ASU 2015-03. The adoption of ASU No. 2015-03 will change the presentation of debt issuance costs in our consolidated balance sheets.

Amendments to the Consolidation Analysis. In February 2015, the FASB issued ASU No. 2015-02, which amends Topic 810 (Consolidation) and requires an entity to evaluate whether they should consolidate certain legal entities. ASU No. 2015-02 is effective for fiscal years, and interim periods, beginning after December 15, 2015. Early adoption is permitted, but we have not yet adopted ASU 2015-02. The adoption of ASU No. 2015-02 is not expected to have a material impact on our consolidated financial statements and related disclosures.

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09 which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 is effective for fiscal years, and interim periods, beginning after December 15, 2016, with early adoption not permitted. We have not yet determined the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Restricted securities available for sale consist of the following:

(In millions)	As of March 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$21.8	$0.2	$—	$22.0
Corporate bonds	21.0	—	—	21.0
Asset-backed securities	6.2	—	—	6.2
Mortgage-backed securities	3.8	—	—	3.8
Total restricted securities available for sale	$52.8	$0.2	$—	$53.0

(In millions)	As of December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$28.8	$0.1	$(0.1)	$28.8
Corporate bonds	19.1	—	(0.1)	19.0
Asset-backed securities	4.8	—	—	4.8
Mortgage-backed securities	0.6	—	—	0.6
Total restricted securities available for sale	$53.3	$0.1	$(0.2)	$53.2

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of March 31, 2015
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$7.5	$—	$0.7	$—	$8.2	$—
U.S. Government and agency securities	1.8	—	2.5	—	4.3	—
Asset-backed securities	0.9	—	—	—	0.9	—
Total restricted securities available for sale	$10.2	$—	$3.2	$—	$13.4	$—

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2014
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$15.3	$(0.1)	$2.7	$—	$18.0	$(0.1)
U.S. Government and agency securities	9.3	—	2.5	(0.1)	11.8	(0.1)
Asset-backed securities	3.7	—	—	—	3.7	—
Total restricted securities available for sale	$28.3	$(0.1)	$5.2	$(0.1)	$33.5	$(0.2)

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	As of
	March 31, 2015		December 31, 2014
Contractual Maturity	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Within one year	$9.7	$9.7	$3.8	$3.8
Over one year to five years	38.8	39.0	45.1	45.0
Over five years to ten years	1.9	1.9	4.1	4.1
Over ten years	2.4	2.4	0.3	0.3
Total restricted securities available for sale	$52.8	$53.0	$53.3	$53.2

5.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of March 31, 2015
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,564.3	$379.3	$2,943.6
Allowance for credit losses	(201.6)	(8.8)	(210.4)
Loans receivable, net	$2,362.7	$370.5	$2,733.2

(In millions)	As of December 31, 2014
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,389.8	$330.0	$2,719.8
Allowance for credit losses	(198.1)	(8.8)	(206.9)
Loans receivable, net	$2,191.7	$321.2	$2,512.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in Loans receivable is as follows:

(In millions)	For the Three Months Ended March 31, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,389.8	$330.0	$2,719.8
New Consumer Loan assignments (1)	533.5	92.6	626.1
Principal collected on Loans receivable	(407.6)	(46.9)	(454.5)
Accelerated Dealer Holdback payments	13.8	—	13.8
Dealer Holdback payments	41.1	—	41.1
Transfers (2)	(3.6)	3.6	—
Write-offs	(3.1)	(0.1)	(3.2)
Recoveries (3)	0.4	0.1	0.5
Balance, end of period	$2,564.3	$379.3	$2,943.6

(In millions)	For the Three Months Ended March 31, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,155.5	$252.7	$2,408.2
New Consumer Loan assignments (1)	421.3	51.1	472.4
Principal collected on Loans receivable	(370.2)	(38.0)	(408.2)
Accelerated Dealer Holdback payments	11.2	—	11.2
Dealer Holdback payments	34.5	—	34.5
Transfers (2)	(5.3)	5.3	—
Write-offs	(0.5)	—	(0.5)
Recoveries (3)	0.5	—	0.5
Balance, end of period	$2,247.0	$271.1	$2,518.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The excess of expected net cash flows over the carrying value of the Loans is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In millions)	For the Three Months Ended March 31, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$725.2	$136.5	$861.7
New Consumer Loan assignments (1)	216.6	34.8	251.4
Finance charge income	(147.0)	(22.9)	(169.9)
Forecast changes	8.6	4.6	13.2
Transfers (2)	(1.0)	2.1	1.1
Balance, end of period	$802.4	$155.1	$957.5

(In millions)	For the Three Months Ended March 31, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$667.5	$112.8	$780.3
New Consumer Loan assignments (1)	170.8	20.0	190.8
Finance charge income	(134.5)	(18.3)	(152.8)
Forecast changes	4.8	1.9	6.7
Transfers (2)	(1.9)	3.3	1.4
Balance, end of period	$706.7	$119.7	$826.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended March 31, 2015
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$825.3	$183.7	$1,009.0
Expected net cash flows at the time of assignment (2)	750.1	127.4	877.5
Fair value at the time of assignment (3)	533.5	92.6	626.1

(In millions)	For the Three Months Ended March 31, 2014
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$643.3	$99.0	$742.3
Expected net cash flows at the time of assignment (2)	592.0	71.2	663.2
Fair value at the time of assignment (3)	421.3	51.1	472.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 3 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of March 31, 2015, with the forecasts as of December 31, 2014, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	March 31, 2015	December 31, 2014	Initial Forecast	December 31, 2014	Initial Forecast
2006	70.0%	70.0%	71.4%	0.0%	-1.4%
2007	68.1%	68.0%	70.7%	0.1%	-2.6%
2008	70.3%	70.3%	69.7%	0.0%	0.6%
2009	79.4%	79.4%	71.9%	0.0%	7.5%
2010	77.3%	77.2%	73.6%	0.1%	3.7%
2011	74.2%	74.0%	72.5%	0.2%	1.7%
2012	73.4%	73.4%	71.4%	0.0%	2.0%
2013	73.6%	73.7%	72.0%	-0.1%	1.6%
2014	72.8%	72.6%	71.8%	0.2%	1.0%

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

(In millions)	As of March 31, 2015
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$986.5	$334.9	$1,321.4	$1,577.8	$44.4	$1,622.2
Allowance for credit losses	—	—	—	(201.6)	(8.8)	(210.4)
Loans receivable, net	$986.5	$334.9	$1,321.4	$1,376.2	$35.6	$1,411.8

(In millions)	As of December 31, 2014
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$945.1	$317.7	$1,262.8	$1,444.7	$12.3	$1,457.0
Allowance for credit losses	—	—	—	(198.1)	(8.8)	(206.9)
Loans receivable, net	$945.1	$317.7	$1,262.8	$1,246.6	$3.5	$1,250.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Three Months Ended March 31, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$198.1	$8.8	$206.9
Provision for credit losses	6.2	—	6.2
Write-offs	(3.1)	(0.1)	(3.2)
Recoveries (1)	0.4	0.1	0.5
Balance, end of period	$201.6	$8.8	$210.4

(In millions)	For the Three Months Ended March 31, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$185.7	$9.7	$195.4
Provision for credit losses	5.1	(0.4)	4.7
Write-offs	(0.5)	—	(0.5)
Recoveries (1)	0.5	—	0.5
Balance, end of period	$190.8	$9.3	$200.1

(1)	Represents collections received on previously written off Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DEBT

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) revolving secured warehouse (“Warehouse”) facilities; (3) asset-backed secured financings (“Term ABS”) and (4) senior notes.  General information for each of our financing transactions in place as of March 31, 2015 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate as of March 31, 2015
Revolving Secured Line of Credit	n/a	06/23/2017		$235.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	07/18/2017	(3)	$325.0	Commercial paper rate or LIBOR plus 200 basis points (2)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	04/05/2016	(3)	$75.0	LIBOR plus 200 basis points (2)
Warehouse Facility V (1)	CAC Warehouse Funding LLC V	09/10/2017	(4)	$75.0	LIBOR plus 160 basis points (2)
Term ABS 2012-2 (1)	Credit Acceptance Funding LLC 2012-2	09/15/2014	(3)	$252.0	Fixed rate
Term ABS 2013-1 (1)	Credit Acceptance Funding LLC 2013-1	04/15/2015	(3)	$140.3	Fixed rate
Term ABS 2013-2 (1)	Credit Acceptance Funding LLC 2013-2	10/15/2015	(3)	$197.8	Fixed rate
Term ABS 2014-1 (1)	Credit Acceptance Funding LLC 2014-1	04/15/2016	(3)	$299.0	Fixed rate
Term ABS 2014-2 (1)	Credit Acceptance Funding LLC 2014-2	09/15/2016	(3)	$349.0	Fixed rate
Term ABS 2015-1 (1)	Credit Acceptance Funding LLC 2015-1	01/16/2017	(3)	$300.6	Fixed rate
2021 Senior Notes	n/a	02/15/2021		$300.0	Fixed rate
2023 Senior Notes	n/a	03/15/2023		$250.0	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(3)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.

(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2019 will be due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended March 31,
	2015	2014
Revolving Secured Line of Credit
Maximum outstanding balance	$206.3	$204.7
Average outstanding balance	107.9	80.6
Warehouse Facility II
Maximum outstanding balance	$190.0	$162.6
Average outstanding balance	27.7	58.4
Warehouse Facility IV
Maximum outstanding balance	$35.0	$26.6
Average outstanding balance	6.4	15.9
Warehouse Facility V (1)
Maximum outstanding balance	$75.0	$75.0
Average outstanding balance	15.2	8.5

(1)
In connection with the renewal of this warehouse facility in the third quarter of 2014, we formed a new wholly owned subsidiary, CAC Warehouse Funding LLC V, which replaced CAC Warehouse Funding III, LLC.

(Dollars in millions)	As of
	March 31, 2015	December 31, 2014
Revolving Secured Line of Credit
Balance outstanding	$—	$119.5
Amount available for borrowing (1)	235.0	115.5
Interest rate	2.05%	2.16%
Warehouse Facility II
Balance outstanding	$—	$81.3
Amount available for borrowing (1)	325.0	243.7
Loans pledged as collateral	—	104.1
Restricted cash and cash equivalents pledged as collateral	1.2	2.0
Interest rate	2.17%	2.16%
Warehouse Facility IV
Balance outstanding	$—	$19.9
Amount available for borrowing (1)	75.0	55.1
Loans pledged as collateral	—	44.9
Restricted cash and cash equivalents pledged as collateral	1.0	1.4
Interest rate	2.18%	2.17%
Warehouse Facility V
Balance outstanding	$29.0	$17.9
Amount available for borrowing (1)	46.0	57.1
Loans pledged as collateral	97.2	34.9
Restricted cash and cash equivalents pledged as collateral	1.2	1.2
Interest rate	1.77%	1.77%
Term ABS 2012-1
Balance outstanding	$—	$43.8
Loans pledged as collateral	—	145.1
Restricted cash and cash equivalents pledged as collateral	—	19.3
Interest rate	—%	3.04%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2012-2
Balance outstanding	$119.6	$184.0
Loans pledged as collateral	247.8	278.6
Restricted cash and cash equivalents pledged as collateral	31.9	27.8
Interest rate	1.76%	1.67%
Term ABS 2013-1
Balance outstanding	$140.3	$140.3
Loans pledged as collateral	190.6	186.7
Restricted cash and cash equivalents pledged as collateral	20.2	16.7
Interest rate	1.31%	1.31%
Term ABS 2013-2
Balance outstanding	$197.8	$197.8
Loans pledged as collateral	252.5	248.9
Restricted cash and cash equivalents pledged as collateral	26.3	21.2
Interest rate	1.67%	1.67%
Term ABS 2014-1
Balance outstanding	$299.0	$299.0
Loans pledged as collateral	402.3	426.2
Restricted cash and cash equivalents pledged as collateral	38.0	31.6
Interest rate	1.72%	1.72%
Term ABS 2014-2
Balance outstanding	$349.0	$349.0
Loans pledged as collateral	444.4	440.7
Restricted cash and cash equivalents pledged as collateral	44.4	36.2
Interest rate	2.05%	2.05%
Term ABS 2015-1
Balance outstanding	$300.6	$—
Loans pledged as collateral	388.1	—
Restricted cash and cash equivalents pledged as collateral	32.6	—
Interest rate	2.26%	—%
2021 Senior Notes
Balance outstanding	$300.0	$300.0
Interest rate	6.125%	6.125%
2023 Senior Notes
Balance outstanding (2)	$248.2	$—
Interest rate	7.375%	—%

(1)	Availability may be limited by the amount of assets pledged as collateral.

(2)	As of March 31, 2015 the outstanding balance presented for the 2023 Senior Notes includes an unamortized debt discount of $1.8 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS Financings

Our wholly-owned subsidiaries (the “Funding LLCs”), have completed secured financing transactions with qualified institutional investors.  In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC.  In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors.  The Term ABS 2012-2, 2013-1, 2013-2, 2014-1, 2014-2 and 2015-1 transactions each consist of three classes of notes. The Class C Notes for each Term ABS financing, other than Term ABS 2015-1, do not bear interest and have been retained by us.

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

The table below sets forth certain additional details regarding the outstanding Term ABS Financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	24-month Revolving Period
Term ABS 2012-2	September 20, 2012	$315.1	Through September 15, 2014
Term ABS 2013-1	April 25, 2013	$187.8	Through April 15, 2015
Term ABS 2013-2	October 31, 2013	$250.1	Through October 15, 2015
Term ABS 2014-1	April 16, 2014	$374.7	Through April 15, 2016
Term ABS 2014-2	September 25, 2014	$437.6	Through September 15, 2016
Term ABS 2015-1	January 29, 2015	$375.9	Through January 16, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Senior Notes

On March 30, 2015, we issued $250.0 million aggregate principal amount of 7.375% Senior Notes due 2023 (the “2023 senior notes”). The notes were issued pursuant to an indenture, dated as of March 30, 2015, among the Company; the Company’s subsidiaries Buyers Vehicle Protection Plan, Inc. and Vehicle Remarketing Services, Inc. (collectively, the “Guarantors”); and U.S. Bank National Association, as trustee.

The 2023 senior notes mature on March 15, 2023 and bear interest at a rate of 7.375% per annum, computed on the basis of a 360-day year composed of twelve 30-day months and payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2015. The 2023 senior notes were issued at a price of 99.266% of their aggregate principal amount, resulting in gross proceeds of $248.2 million, and a yield to maturity of 7.5% per annum. We used the net proceeds from the offering of the notes for general corporate purposes, including repayment of outstanding borrowings under our revolving secured line of credit facility.

On January 22, 2014, we issued $300.0 million aggregate principal amount of 6.125% senior notes due 2021 (the “2021 senior notes”). The 2021 senior notes were issued pursuant to an indenture, dated as of January 22, 2014, among the Company; the Company’s subsidiaries Buyers Vehicle Protection Plan, Inc. and Vehicle Remarketing Services, Inc. (collectively, the “Guarantors”); and U.S. Bank National Association, as trustee.

The 2021 senior notes mature on February 15, 2021 and bear interest at a rate of 6.125% per annum, computed on the basis of a 360-day year composed of twelve 30-day months and payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2014. We used the net proceeds from the 2021 senior notes, together with borrowings under our revolving credit facilities, to redeem in full the $350.0 million aggregate principal amount of our 9.125% first priority senior secured notes due 2017 (the “2017 senior notes”) on February 21, 2014. During the first quarter of 2014, we recognized a pre-tax loss on extinguishment of debt of $21.8 million related to the redemption of the 2017 senior notes.

Both the 2021 and the 2023 senior notes (the "senior notes") are guaranteed on a senior basis by the Guarantors, which are also guarantors of obligations under our revolving secured line of credit facility. Other existing and future subsidiaries of ours may become guarantors of the senior notes in the future. The indentures for the senior notes provide for a guarantor of the senior notes to be released from its obligations under its guarantee of the senior notes under specified circumstances.

Debt Covenants

As of March 31, 2015, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of March 31, 2015, we were in compliance with all such covenants.  As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on our Warehouse facilities.  The following tables provide the terms of our interest rate cap agreements that were in effect as of March 31, 2015 and December 31, 2014:

As of March 31, 2015
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	12/2014	06/2016	$325.0	5.50%
75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	09/2015	18.0	5.50%
75.0	Warehouse Facility IV	Cap Floating Rate	03/2014	03/2017	57.0	5.50%
75.0	Warehouse Facility V	Cap Floating Rate	06/2012	07/2015	56.3	5.00%

As of December 31, 2014
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	12/2014	06/2016	$325.0	5.50%
75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	09/2015	29.3	5.50%
75.0	Warehouse Facility IV	Cap Floating Rate	03/2014	03/2017	45.7	5.50%
75.0	Warehouse Facility V	Cap Floating Rate	06/2012	07/2015	56.3	5.00%

(1)	Rate excludes the spread over the LIBOR rate or the commercial paper rate, as applicable.

The interest rate caps have not been designated as hedging instruments.  As of March 31, 2015 and December 31, 2014, the interest rate caps had a fair value of less than $0.1 million as the capped rates were significantly above market rates.

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

Liabilities.  The fair value of our senior notes is determined using quoted market prices in an active market.  The fair value of our Term ABS financings is also determined using quoted market prices, however, these instruments trade in a market with a lower trading volume.  For our revolving secured line of credit and our Warehouse facilities, the fair values are calculated using the estimated value of each debt instrument based on current rates for debt with similar risk profiles and maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In millions)
	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$86.7	$86.7	$6.4	$6.4
Restricted cash and cash equivalents	198.9	198.9	157.6	157.6
Restricted securities available for sale	53.0	53.0	53.2	53.2
Net investment in Loans receivable	2,733.2	2,739.4	2,512.9	2,517.3
Liabilities
Revolving secured line of credit	$—	$—	$119.5	$119.5
Secured financing	1,435.3	1,438.1	1,333.0	1,334.7
Senior notes	548.2	535.8	300.0	299.3

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments on a recurring basis, as of March 31, 2015 and December 31, 2014:

(In millions)
	As of March 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$86.7	$—	$—	$86.7
Restricted cash and cash equivalents	198.9	—	—	198.9
Restricted securities available for sale	43.0	10.0	—	53.0
Net investment in Loans receivable	—	—	2,739.4	2,739.4
Liabilities
Secured financing	$—	$1,438.1	$—	$1,438.1
Senior notes	535.8	—	—	535.8

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

Affiliated Dealer Loan balances were $9.2 million and $8.7 million as of March 31, 2015 and December 31, 2014, respectively.  Affiliated Dealer Loan balances were 0.4% of total consolidated Dealer Loan balances as of both March 31, 2015 and December 31, 2014.  A summary of related party Loan activity is as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2015		2014
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$0.4	0.3%	$0.4	0.3%
New Consumer Loan assignments (1)	1.5	0.2%	1.1	0.2%
Accelerated Dealer Holdback payments	0.1	0.7%	—	—%
Dealer Holdback payments	0.3	0.7%	0.4	1.2%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.         INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Three Months Ended March 31,
	2015	2014
U.S. federal statutory rate	35.0%	35.0%
State income taxes	2.1%	3.1%
Changes in reserve for uncertain tax positions as a result of settlements and lapsed statutes and related interest	-0.4%	-0.5%
Other	0.2%	0.2%
Effective tax rate	36.9%	37.8%

The differences between the U.S. federal statutory rate and our effective tax rate are primarily due to state income taxes and reserves for uncertain tax positions and related interest that are included in the provision for income taxes. The decrease in the effective tax rate was primarily the result of additional state taxes recognized during the first quarter of 2014 related to the impact of revaluing deferred taxes for changes in state tax laws enacted during the quarter.

11.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Three Months Ended March 31,
	2015	2014
Weighted average shares outstanding:
Common shares	20,410,331	22,717,243
Vested restricted stock units	512,289	746,137
Basic number of weighted average shares outstanding	20,922,620	23,463,380
Dilutive effect of stock options	—	13,389
Dilutive effect of restricted stock and restricted stock units	26,056	51,697
Dilutive number of weighted average shares outstanding	20,948,676	23,528,466

For the three months ended March 31, 2015 and 2014, there were no restricted stock or restricted stock units that would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

12.         STOCK REPURCHASES

Our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 7, 2013, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of March 31, 2015, we had authorization to repurchase 324,456 shares of our common stock.

The following table summarizes our stock repurchases for the three months ended March 31, 2015 and 2014:

(Dollars in millions)	For the Three Months Ended March 31,
	2015		2014
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Tender Offer (1)	—	$—	637,420	$85.2
Other (2)	6,065	1.1	137,876	18.4
Total	6,065	$1.1	775,296	$103.6

(1)	Tender Offer Cost amount includes offering costs of $0.2 million for the three months ended March 31, 2014.

(2)	Represents shares of common stock released to us as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units.

13.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended March 31,
	2015	2014
Restricted stock	$1.0	$0.9
Restricted stock units	3.1	3.5
Total	$4.1	$4.4

14.        LITIGATION AND CONTINGENT LIABILITIES

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, industry participants are frequently subject to various consumer claims, litigation and regulatory investigations seeking damages, fines and statutory penalties.  The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to our repossession and sale of the consumer’s vehicle and other debt collection activities.  As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers.  We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement.  Many of these cases are filed as purported class actions and seek damages in large dollar amounts. An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity and results of operations. The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

On December 9, 2014, we received a civil investigative subpoena from the U.S. Department of Justice pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 directing us to produce certain information relating to subprime automotive finance and related securitization activities. We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

On June 6, 2014, we received a civil investigative demand from the Federal Trade Commission (the "Commission") relating to our various practices regarding consumers. On March 16, 2015, the Commission staff notified the Company that it had determined that no further action was warranted by the Commission and that the investigation into the Company had been closed.

On February 1, 2013, six Dealers, who had previously commenced a putative consolidated arbitration proceeding against the Company before the American Arbitration Association ("AAA") that was deemed not properly filed by the AAA on October 9, 2012, filed individual arbitrations against the Company before the AAA in Southfield, Michigan.  These arbitration demands seek unspecified money damages for claims relating to the Dealer servicing agreements of these Dealers.  One of these matters was voluntarily dismissed with prejudice on January 20, 2015. The Company intends to vigorously defend itself in the remaining five arbitrations. Based on information currently available, we believe that the eventual outcome will not have a material adverse effect on our consolidated financial statements.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data, of our 2014 Annual Report on Form 10-K, as well as Item 1- Consolidated Financial Statements, of this Form 10-Q, which is incorporated herein by reference.

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

For the three months ended March 31, 2015, consolidated net income was $71.5 million, or $3.41 per diluted share, compared to $49.8 million, or $2.12 per diluted share, for the same period in 2014. The increase in consolidated net income for the three months ended March 31, 2015 was primarily due to a loss on extinguishment of debt related to the redemption of senior notes in the first quarter of 2014 and an increase in the average balance of our Loan portfolio.

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

Consumer Loan Performance

At the time a Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan.  Based on the amount and timing of these forecasts and expected expense levels, an advance or one-time purchase payment is made to the related Dealer at a price designed to achieve an acceptable return on capital.  If Consumer Loan performance equals or exceeds our initial expectation, it is likely our expected return on capital will be achieved.

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of March 31, 2015, with the forecasts as of December 31, 2014, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	March 31, 2015	December 31, 2014	Initial Forecast	December 31, 2014	Initial Forecast
2006	70.0%	70.0%	71.4%	0.0%	-1.4%
2007	68.1%	68.0%	70.7%	0.1%	-2.6%
2008	70.3%	70.3%	69.7%	0.0%	0.6%
2009	79.4%	79.4%	71.9%	0.0%	7.5%
2010	77.3%	77.2%	73.6%	0.1%	3.7%
2011	74.2%	74.0%	72.5%	0.2%	1.7%
2012	73.4%	73.4%	71.4%	0.0%	2.0%
2013	73.6%	73.7%	72.0%	-0.1%	1.6%
2014	72.8%	72.6%	71.8%	0.2%	1.0%

(1)
Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment.  Contractual repayments include both principal and interest.

Consumer Loans assigned in 2009 through 2014 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2008, actual results have been very close to our initial estimates. For the three months ended March 31, 2015, forecasted collection rates improved for Consumer Loans assigned in 2011 and 2014 and were generally consistent with expectations at the start of the period for all other assignment years presented.

Forecasting collection rates accurately at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2015.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of March 31, 2015
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2006	70.0%	46.6%	23.4%	99.7%
2007	68.1%	46.5%	21.6%	99.3%
2008	70.3%	44.6%	25.7%	99.0%
2009	79.4%	43.9%	35.5%	99.0%
2010	77.3%	44.7%	32.6%	98.2%
2011	74.2%	45.5%	28.7%	93.6%
2012	73.4%	46.3%	27.1%	80.7%
2013	73.6%	47.6%	26.0%	58.0%
2014	72.8%	47.7%	25.1%	26.4%
2015	68.7%	45.7%	23.0%	3.2%

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

The spread between the forecasted collection rate and the advance rate declined during 2007 as we increased advance rates in response to a more difficult competitive environment.  During 2008 and 2009, the spread increased as the competitive environment improved and we reduced advance rates.  In addition, during 2009, the spread was positively impacted by materially better than expected Consumer Loan performance.  During the 2010 through 2013 period, the spread decreased as we again increased advance rates in response to the competitive environment. The decline in the spread from 2013 to 2014 was primarily the result of the performance of 2013 Consumer Loans, which has exceeded our initial expectations by a greater margin than 2014 Consumer Loans. The decline in the spread from 2014 to 2015 was primarily the result of a change in the mix of Consumer Loan assignments and the performance of the 2014 Consumer Loans, which has exceeded our initial estimates.

The initial forecast for Consumer Loans assigned in the first quarter of 2015 was lower than the initial forecast for Consumer Loans assigned in 2014. The lower initial forecast reflects a change in the mix of Consumer Loan assignments received during the first quarter of 2015, including a longer average initial loan term. The average initial term for Consumer Loans assigned in the first quarter of 2015 was 49.1 months as compared to 46.9 months for Consumer Loans assigned in 2014. The average estimated initial yield(3) on Consumer Loans assigned in the first quarter of 2015 was comparable to the average estimated initial yield(3) on Consumer Loans assigned in the fourth quarter of 2014.

(3)
The average estimated initial yield represents the rate of return we expect on Consumer Loans assigned during a given period excluding other income and premiums earned and before deducting expenses. Assuming no changes in forecasted cash flows, premiums earned, other income, expenses or tax rates, a consistent yield would generate a consistent after-tax return on capital.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of March 31, 2015 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
Dealer Loans	2007	68.0%	45.8%	22.2%
	2008	70.7%	43.3%	27.4%
	2009	79.4%	43.4%	36.0%
	2010	77.4%	44.4%	33.0%
	2011	74.1%	45.2%	28.9%
	2012	73.3%	46.1%	27.2%
	2013	73.6%	47.1%	26.5%
	2014	72.7%	47.2%	25.5%
	2015	68.7%	45.0%	23.7%

Purchased Loans	2007	68.3%	49.1%	19.2%
	2008	69.6%	46.7%	22.9%
	2009	79.5%	45.3%	34.2%
	2010	77.2%	46.2%	31.0%
	2011	74.5%	47.6%	26.9%
	2012	73.7%	48.0%	25.7%
	2013	73.7%	50.4%	23.3%
	2014	74.1%	51.7%	22.4%
	2015	69.0%	50.4%	18.6%

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.6:1 as of March 31, 2015.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last five quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2014	14.3%	16.2%
June 30, 2014	4.5%	5.7%
September 30, 2014	4.7%	6.1%
December 31, 2014	19.4%	25.4%
March 31, 2015	28.4%	32.5%

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

Unit and dollar volumes grew 28.4% and 32.5%, respectively, during the first quarter of 2015 as the number of active Dealers grew 18.5% and average volume per active Dealer grew 8.5%.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2015	2014	% Change
Consumer Loan unit volume	83,854	65,283	28.4%
Active Dealers (1)	5,996	5,058	18.5%
Average volume per active Dealer	14.0	12.9	8.5%

       (1)      Active Dealers are Dealers who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2015	2014	% Change
Consumer Loan unit volume from Dealers active both periods	62,807	56,821	10.5%
Dealers active both periods	3,609	3,609	-
Average volume per Dealers active both periods	17.4	15.7	10.5%

Consumer Loan unit volume from new Dealers	4,727	3,082	53.4%
New active Dealers (1)	857	634	35.2%
Average volume per new active Dealers	5.5	4.9	12.2%

Attrition (2)	-13.0%	-12.6%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Three Months Ended March 31,
	2015	2014
Dealer Loan unit volume as a percentage of total unit volume	88.6%	91.7%
Dealer Loan dollar volume as a percentage of total dollar volume (1)	85.2%	89.2%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of March 31, 2015 and December 31, 2014, the net Dealer Loans receivable balance was 86.4% and 87.2%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(In millions, except share and per share data)	For the Three Months Ended March 31,
	2015	2014	% Change
Revenue:
Finance charges	$169.9	$152.8	11.2%
Premiums earned	12.1	13.2	-8.3%
Other income	12.2	10.9	11.9%
Total revenue	194.2	176.9	9.8%
Costs and expenses:
Salaries and wages	30.4	25.6	18.8%
General and administrative	9.1	8.2	11.0%
Sales and marketing	11.7	9.6	21.9%
Provision for credit losses	6.2	4.7	31.9%
Interest	14.9	16.0	-6.9%
Provision for claims	8.6	11.0	-21.8%
Loss on extinguishment of debt	—	21.8	-100.0%
Total costs and expenses	80.9	96.9	-16.5%
Income before provision for income taxes	113.3	80.0	41.6%
Provision for income taxes	41.8	30.2	38.4%
Net income	$71.5	$49.8	43.6%
Net income per share:
Basic	$3.42	$2.12	61.3%
Diluted	$3.41	$2.12	60.8%
Weighted average shares outstanding:
Basic	20,922,620	23,463,380	-10.8%
Diluted	20,948,676	23,528,466	-11.0%

The following table highlights changes in net income for the three months ended March 31, 2015, as compared to 2014:

(In millions)	Change
Net income for the three months ended March 31, 2014	$49.8
Increase in finance charges	17.1
Decrease in premiums earned	(1.1)
Increase in other income	1.3
Increase in operating expenses (1)	(7.8)
Increase in provision for credit losses	(1.5)
Decrease in interest	1.1
Decrease in provision for claims	2.4
Decrease in loss on extinguishment of debt	21.8
Increase in provision for income taxes	(11.6)
Net income for the three months ended March 31, 2015	$71.5

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the three months ended March 31, 2015, finance charges increased $17.1 million, or 11.2%, as compared to the same period in 2014.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2015	2014	Change
Average net Loans receivable balance	$2,605.8	$2,247.7	$358.1
Average yield on our Loan portfolio	26.1%	27.2%	-1.1%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended March 31, 2015:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended March 31, 2015
Due to an increase in the average net Loans receivable balance	$24.3
Due to a decrease in the average yield	(7.2)
Total increase in finance charges	$17.1

The increase in the average net Loans receivable balance was primarily due to the year-over-year growth in new Consumer Loan assignment volume in recent years.  The average yield on our Loan portfolio for the three months ended March 31, 2015 decreased as compared to the same period in 2014 due to lower yields on new Consumer Loan assignments, which was the result of advance rate increases made in recent years in response to the competitive environment, partially offset by improvements in forecasted collection rates over the same period.

Premiums Earned.  For the three months ended March 31, 2015, premiums earned decreased $1.1 million, or 8.3%, as compared to the same period in 2014.  The decrease was primarily due to a decrease in the size of our reinsurance portfolio, which was the result of a decline in premiums written on vehicle service contracts. While we grew new Consumer Loan assignments during this period, the percentage of new Consumer Loan assignments with reinsured vehicle service contracts declined.

Other Income.  For the three months ended March 31, 2015, other income increased $1.3 million, or 11.9%, as compared to the same period in 2014. The increase was primarily a result of a $0.9 million increase in Global Positioning Systems with Starter Interrupt Devices (“GPS-SID”) fee income due to an increase in the number of units purchased by Dealers from TPPs.

Operating Expenses.  For the three months ended March 31, 2015, operating expenses increased $7.8 million, or 18.0%, as compared to the same period in 2014.  The change in operating expenses was primarily due to the following:

•	An increase in salaries and wages expense of $4.8 million, or 18.8%, comprised of the following:

•	An increase of $2.4 million in cash-based incentive compensation expense primarily due to a year-over-year improvement in Company performance measures.

•	An increase of $1.0 million in fringe benefits, primarily related to medical claims.

•	Excluding the increases in cash-based incentive compensation expense and fringe benefits, salaries and wages expense increased $1.4 million primarily related to an increase for our support function.

•
An increase in sales and marketing expense of $2.1 million, or 21.9%, primarily as a result of an increase in sales commissions related to growth in Consumer Loan unit volume and an increase in the base salaries of our sales force.

Provision for Credit Losses.  For the three months ended March 31, 2015, the provision for credit losses increased $1.5 million, or 31.9%, as compared to the same period in 2014.  Under GAAP, when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the three months ended March 31, 2015, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $6.2 million for the three months ended March 31, 2015, all of which related to Dealer Loans.  During the three months ended March 31, 2014, overall Consumer Loan performance was generally consistent with our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $4.7 million for the three months ended March 31, 2014, of which $5.1 million related to Dealer Loans partially offset by a reversal of a provision of $0.4 million related to Purchased Loans.

Interest.  For the three months ended March 31, 2015, interest expense decreased $1.1 million, or 6.9%, as compared to the same period in 2014. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended March 31, 2015 and 2014:

(Dollars in millions)	For the Three Months Ended March 31,
	2015	2014
Interest expense	$14.9	$16.0
Average outstanding debt balance	1,845.9	1,529.5
Average cost of debt	3.2%	4.2%

The decrease in interest expense was primarily due to a decline in our average cost of debt, partially offset by an increase in the average outstanding debt balance. The decline in our average cost of debt was primarily a result of a change in the mix of our outstanding debt.  The average outstanding debt balance increased compared to the same period in 2014 due to debt proceeds used to fund the growth in new Consumer Loan assignments and stock repurchases, partially offset by the additional debt outstanding during the first quarter of 2014 as a result of the one-month lag from the issuance of the $300.0 million outstanding principal amount of the 2021 senior notes in January 2014 to the redemption of the $350.0 million outstanding principal amount of the 2017 senior notes in February 2014.

Provision for Claims.  For the three months ended March 31, 2015, provision for claims decreased $2.4 million, or 21.8%, as compared to the same period in 2014.  The decrease was due to a decrease in claims paid per reinsured vehicle service contract and a decrease in the size of our reinsurance portfolio.

Loss on extinguishment of debt.  For the three months ended March 31, 2014, we recognized a loss on extinguishment of debt of $21.8 million related to the redemption of the 2017 senior notes. We used the net proceeds from the January 2014 issuance of the 2021 senior notes, together with borrowings under our revolving credit facilities, to fund the redemption of the 2017 senior notes.

Provision for Income Taxes.  For the three months ended March 31, 2015, the effective tax rate decreased to 36.9% from 37.8% in the same period in 2014. The decrease in the effective tax rate was primarily the result of additional state taxes recognized during the first quarter of 2014 related to the impact of revaluing deferred taxes for changes in state tax laws enacted during the quarter.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.  There are various restrictive debt covenants for each financing arrangement and we were in compliance with those covenants as of March 31, 2015.  For information regarding these financings and the covenants included in the related documents, see Note 6 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

On March 30, 2015, we issued $250.0 million of 7.375% Senior Notes due 2023 in a private offering exempt from registration under the Securities Act of 1933. The 2023 senior notes were issued at a price of 99.266% of their aggregate principal amount, resulting in gross proceeds of $248.2 million, and a yield to maturity of 7.5% per annum. We used the net proceeds from the offering of the notes for general corporate purposes, including repayment of outstanding borrowings under our revolving secured line of credit facility.

On January 29, 2015, we completed a $300.6 million Term ABS financing which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 2.6% (including the initial purchaser’s fees and other costs) and it will revolve for 24 months after which it will amortize based upon the cash flows on the contributed Loans.

Cash and cash equivalents as of March 31, 2015 and December 31, 2014 was $86.7 million and $6.4 million, respectively.  As of March 31, 2015 and December 31, 2014, we had $681.0 million and $471.4 million in unused and available lines of credit, respectively. Our total balance sheet indebtedness increased $231.0 million to $1,983.5 million as of March 31, 2015 from $1,752.5 million as of December 31, 2014 due to the growth in new Consumer Loan assignments.

Contractual Obligations

A summary of our scheduled principal debt maturities as of March 31, 2015 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2015	$246.1
2016	498.2
2017	646.6
2018	44.4
2019	—
Over five years	550.0
Total	$1,985.3

(1)	The principal maturities of certain financings are estimated based on forecasted collections. The amounts presented exclude the unamortized debt discount of $1.8 million.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP.  Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity.  There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  These forward-looking statements represent our outlook only as of the date of this report.  While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties.  Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2014, other risk factors discussed herein or listed from time to time in our reports filed with the SEC and the following:

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

•	Litigation we are involved in from time to time may adversely affect our financial condition, results of operations and cash flows.

•	Changes in tax laws and the resolution of uncertain income tax matters could have a material adverse effect on our results of operations and cash flows from operations.

•	Our dependence on technology could have a material adverse effect on our business.

•	Our use of electronic contracts could impact our ability to perfect our ownership or security interest in Consumer Loans.

•	Reliance on third parties to administer our ancillary product offerings could adversely affect our business and financial results.

•	We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional team members could adversely affect our ability to operate profitably.

•	Our reputation is a key asset to our business, and our business may be affected by how we are perceived in the marketplace.

•	The concentration of our Dealers in several states could adversely affect us.

•	Failure to properly safeguard confidential consumer information could subject us to liability, decrease our profitability and damage our reputation.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for a complete discussion of our market risk.  There have been no material changes to the market risk information included in our 2014 Annual Report on Form 10-K.

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

The following table summarizes stock repurchases for the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2015	778	$139.00	—	324,456
February 1 to February 28, 2015	2,412	175.42	—	324,456
March 1 to March 31, 2015	2,875	183.30	—	324,456
	6,065	$174.48	—

(1)	Represents shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units.

ITEM 6.          EXHIBITS

See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	April 29, 2015

INDEX OF EXHIBITS

The following documents are filed as part of this report.  Those exhibits previously filed and incorporated herein by reference are identified below.  Exhibits not required for this report have been omitted.  Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

Exhibit No.	Description
4.63
Indenture dated as of January 29, 2015, between Credit Acceptance Auto Loan Trust 2015-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015).

4.64
Sale and Servicing Agreement dated as of January 29, 2015, among the Company, Credit Acceptance Auto Loan Trust 2015-1, Credit Acceptance Funding LLC 2015-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015).

4.65
Backup Servicing Agreement dated as of January 29, 2015, among the Company, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Auto Loan Trust 2015-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015).

4.66
Amended and Restated Trust Agreement dated as of January 29, 2015, between Credit Acceptance Funding LLC 2015-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015).

4.67
Sale and Contribution Agreement dated as of January 29, 2015, between the Company and Credit Acceptance Funding LLC 2015-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015).

4.68
Amended and Restated Intercreditor Agreement dated January 29, 2015, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, Credit Acceptance Funding LLC 2015-1,Credit Acceptance Funding LLC 2014-2, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Funding LLC 2013-2, Credit Acceptance Funding LLC 2013-1, Credit Acceptance Funding LLC 2012-2, Credit Acceptance Funding LLC 2012-1, Credit Acceptance Auto Loan Trust 2015-1, Credit Acceptance Auto Loan Trust 2014-2. Credit Acceptance Auto Loan Trust 2014-1, Credit Acceptance Auto Loan Trust 2013-2, Credit Acceptance Auto Loan Trust 2013-1, Credit Acceptance Auto Loan Trust 2012-2, Credit Acceptance Auto Loan Trust 2012-1, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, Bank of Montreal, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015).

4.69
Indenture, dated as of March 30, 2015, among Credit Acceptance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated March 30, 2015).

4.70
Registration Rights Agreement, dated March 30, 2015, among Credit Acceptance Corporation, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of Credit Acceptance Corporation’s 7.375% Senior Notes due 2023 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated March 30, 2015).

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