Form 10-Q
period 2015-06-30
CREDIT ACCEPTANCE CORP
filed 2015-07-29
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The number of shares of Common Stock, par value $0.01, outstanding on July 22, 2015 was 20,597,504.

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In millions, except share and per share data)	As of
	June 30, 2015	December 31, 2014
ASSETS:
Cash and cash equivalents	$1.3	$6.4
Restricted cash and cash equivalents	177.5	157.6
Restricted securities available for sale	52.1	53.2
Loans receivable (including $9.5 and $8.7 from affiliates as of June 30, 2015 and December 31, 2014, respectively)	3,052.6	2,719.8
Allowance for credit losses	(217.9)	(206.9)
Loans receivable, net	2,834.7	2,512.9
Property and equipment, net	20.0	20.9
Income taxes receivable	10.7	1.4
Other assets	36.2	33.0
Total Assets	$3,132.5	$2,785.4
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$132.0	$114.4
Revolving secured line of credit	24.8	119.5
Secured financing	1,345.0	1,333.0
Senior notes	548.2	300.0
Deferred income taxes, net	228.6	213.4
Income taxes payable	—	2.9
Total Liabilities	2,278.6	2,083.2
Commitments and Contingencies - See Note 14
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 20,597,504 and 20,597,671 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	0.2	0.2
Paid-in capital	95.0	88.7
Retained earnings	758.7	613.4
Accumulated other comprehensive income (loss)	—	(0.1)
Total Shareholders' Equity	853.9	702.2
Total Liabilities and Shareholders' Equity	$3,132.5	$2,785.4

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In millions, except share and per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Finance charges	$180.2	$157.9	$350.1	$310.7
Premiums earned	12.6	13.6	24.7	26.8
Other income	10.3	8.3	22.5	19.2
Total revenue	203.1	179.8	397.3	356.7
Costs and expenses:
Salaries and wages	28.5	24.4	58.9	50.0
General and administrative	9.1	8.5	18.2	16.7
Sales and marketing	10.9	8.8	22.6	18.4
Provision for credit losses	8.4	4.6	14.6	9.3
Interest	19.6	13.3	34.5	29.3
Provision for claims	9.2	11.0	17.8	22.0
Loss on extinguishment of debt	—	—	—	21.8
Total costs and expenses	85.7	70.6	166.6	167.5
Income before provision for income taxes	117.4	109.2	230.7	189.2
Provision for income taxes	43.2	39.8	85.0	70.0
Net income	$74.2	$69.4	$145.7	$119.2
Net income per share:
Basic	$3.54	$3.06	$6.96	$5.16
Diluted	$3.54	$3.06	$6.95	$5.15
Weighted average shares outstanding:
Basic	20,946,827	22,653,393	20,934,790	23,122,288
Diluted	20,951,832	22,658,891	20,949,048	23,157,289

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended June 30,
	2015	2014
Net income	$74.2	$69.4
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(0.2)	0.1
Other comprehensive income (loss)	(0.2)	0.1
Comprehensive income	$74.0	$69.5

(In millions)	For the Six Months Ended June 30,
	2015	2014
Net income	$145.7	$119.2
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax	0.1	0.2
Other comprehensive income	0.1	0.2
Comprehensive income	$145.8	$119.4

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$145.7	$119.2
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	14.6	9.3
Depreciation	2.9	2.5
Amortization	4.1	3.7
Loss on retirement of property and equipment	0.2	0.1
Provision for deferred income taxes	15.2	30.1
Loss on extinguishment of debt	—	21.8
Stock-based compensation	6.7	7.8
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	11.2	(3.7)
Increase in income taxes receivable	(9.3)	(0.5)
Decrease in income taxes payable	(2.9)	(17.2)
Decrease in other assets	1.1	1.2
Net cash provided by operating activities	189.5	174.3
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(19.9)	(45.3)
Purchases of restricted securities available for sale	(20.1)	(47.1)
Proceeds from sale of restricted securities available for sale	18.6	9.0
Maturities of restricted securities available for sale	2.4	37.2
Principal collected on Loans receivable	886.6	789.9
Advances to Dealers	(943.6)	(760.7)
Purchases of Consumer Loans	(174.2)	(94.0)
Accelerated payments of Dealer Holdback	(26.6)	(21.9)
Payments of Dealer Holdback	(78.6)	(67.8)
Purchases of property and equipment	(2.2)	(3.3)
Net cash used in investing activities	(357.6)	(204.0)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	1,123.1	1,347.0
Repayments under revolving secured line of credit	(1,217.8)	(1,343.6)
Proceeds from secured financing	571.4	921.6
Repayments of secured financing	(559.4)	(608.7)
Proceeds from issuance of senior notes	248.2	300.0
Repayment of senior notes	—	(350.0)
Payments of debt issuance and debt extinguishment costs	(8.1)	(25.8)
Repurchase of common stock	(1.1)	(218.7)
Proceeds from stock options exercised	—	0.6
Tax benefits from stock-based compensation plans	0.3	13.6
Other financing activities	6.4	(3.8)
Net cash provided by financing activities	163.0	32.2
Net increase (decrease) in cash and cash equivalents	(5.1)	2.5
Cash and cash equivalents, beginning of period	6.4	4.2
Cash and cash equivalents, end of period	$1.3	$6.7
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$25.7	$30.8
Cash paid during the period for income taxes	$79.9	$43.5
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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2015 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the financial statements.

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
Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consumer Loan Assignment Volume	2015	2014	2015	2014
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	95.6%	95.1%	96.2%	95.8%

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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2014	91.7%	8.3%
June 30, 2014	91.4%	8.6%
September 30, 2014	90.5%	9.5%
December 31, 2014	89.0%	11.0%
March 31, 2015	88.6%	11.4%
June 30, 2015	87.7%	12.3%

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;

•	a non-recourse cash payment (“advance”) from us; and

•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.  As of June 30, 2015 and December 31, 2014, we had $1.1 million and $5.8 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in trusts for future vehicle service contract claims. As of June 30, 2015 and December 31, 2014, we had $175.5 million and $155.3 million, respectively, in restricted cash and cash equivalents that was not insured by the FDIC.

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

We monitor and evaluate the credit quality of Consumer Loans on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  We use a statistical model that considers a number of credit quality indicators to estimate the expected collection rate for each Consumer Loan at the time of assignment.  The credit quality indicators considered in our model include attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information and other factors.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  Since all known, significant credit quality indicators have already been factored into our forecasts and pricing, we are not able to use any specific credit quality indicators to predict or explain variances in actual performance from our initial expectations.  Any variances in performance from our initial expectations are the result of Consumer Loans performing differently than historical Consumer Loans with similar characteristics.  We periodically adjust our statistical pricing model for new trends that we identify through our evaluation of these forecasted collection rate variances.

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

Methodology Changes.  For the three and six months ended June 30, 2015 and 2014, we did not make any methodology changes for Loans that had a material impact on our financial results.

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

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net assumed written premiums	$10.6	$10.9	$26.1	$25.6
Net premiums earned	12.6	13.6	24.7	26.8
Provision for claims	9.2	11.0	17.8	22.0
Amortization of capitalized acquisition costs	0.2	0.4	0.5	0.7

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	June 30, 2015	December 31, 2014
Trust assets	Restricted cash and cash equivalents	$0.4	$0.2
Trust assets	Restricted securities available for sale	52.1	53.2
Unearned premium	Accounts payable and accrued liabilities	39.8	38.4
Claims reserve (1)	Accounts payable and accrued liabilities	1.5	1.5

(1)	The claims reserve is estimated based on historical claims experience.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

New Accounting Updates

Disclosures about Short-Duration Contracts. In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-09, which amends Topic 944 (Financial Services - Insurance) and enhances disclosures for short-duration insurance contracts. ASU No. 2015-09 is intended to increase transparency regarding significant estimates made in measuring liabilities for unpaid claims and claim adjustment expenses. It does not otherwise change the accounting for short-duration insurance contracts. ASU No. 2015-09 is effective for fiscal years beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted, but we have not yet adopted ASU No. 2015-09. While the adoption of ASU No. 2015-09 is not expected to have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to the reinsurance of vehicle service contracts.

Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. In April 2015, the FASB issued ASU No. 2015-05 which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change the customer's accounting for service contracts. ASU No. 2015-05 is effective for fiscal years, and interim periods, beginning after December 15, 2015. Early adoption is permitted, but we have not yet adopted ASU No. 2015-05. We have not yet determined the effect that ASU No. 2015-05 will have on our consolidated financial statements.

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, which amends Topic 835 (Interest) and requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. ASU No. 2015-03 is effective for fiscal years, and interim periods, beginning after December 15, 2015. Early adoption is permitted, but we have not yet adopted ASU No. 2015-03. The adoption of ASU No. 2015-03 will change the presentation of debt issuance costs in our consolidated balance sheets.

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

On July 9, 2015, the FASB affirmed its proposal to defer the effective date of ASU No. 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also affirmed its proposal to permit early adoption of the standard, but not before the original effective date of December 15, 2016. We have not yet determined the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures.

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

Restricted securities available for sale consist of the following:

(In millions)	As of June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$21.0	$0.1	$—	$21.1
Corporate bonds	20.7	—	(0.1)	20.6
Asset-backed securities	6.2	—	—	6.2
Mortgage-backed securities	4.2	—	—	4.2
Total restricted securities available for sale	$52.1	$0.1	$(0.1)	$52.1

(In millions)	As of December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$28.8	$0.1	$(0.1)	$28.8
Corporate bonds	19.1	—	(0.1)	19.0
Asset-backed securities	4.8	—	—	4.8
Mortgage-backed securities	0.6	—	—	0.6
Total restricted securities available for sale	$53.3	$0.1	$(0.2)	$53.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of June 30, 2015
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$13.8	$(0.1)	$0.1	$—	$13.9	$(0.1)
U.S. Government and agency securities	5.7	—	0.7	—	6.4	—
Asset-backed securities	1.9	—	—	—	1.9	—
Mortgage-backed securities	1.6	—	—	—	1.6	—
Total restricted securities available for sale	$23.0	$(0.1)	$0.8	$—	$23.8	$(0.1)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2014
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$15.3	$(0.1)	$2.7	$—	$18.0	$(0.1)
U.S. Government and agency securities	9.3	—	2.5	(0.1)	11.8	(0.1)
Asset-backed securities	3.7	—	—	—	3.7	—
Total restricted securities available for sale	$28.3	$(0.1)	$5.2	$(0.1)	$33.5	$(0.2)

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In millions)	As of
	June 30, 2015		December 31, 2014
Contractual Maturity	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Within one year	$5.9	$5.9	$3.8	$3.8
Over one year to five years	42.6	42.6	45.1	45.0
Over five years to ten years	0.7	0.7	4.1	4.1
Over ten years	2.9	2.9	0.3	0.3
Total restricted securities available for sale	$52.1	$52.1	$53.3	$53.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of June 30, 2015
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,634.8	$417.8	$3,052.6
Allowance for credit losses	(209.4)	(8.5)	(217.9)
Loans receivable, net	$2,425.4	$409.3	$2,834.7

(In millions)	As of December 31, 2014
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,389.8	$330.0	$2,719.8
Allowance for credit losses	(198.1)	(8.8)	(206.9)
Loans receivable, net	$2,191.7	$321.2	$2,512.9

A summary of changes in Loans receivable is as follows:

(In millions)	For the Three Months Ended June 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,564.3	$379.3	$2,943.6
New Consumer Loan assignments (1)	410.1	81.6	491.7
Principal collected on Loans receivable	(385.8)	(46.3)	(432.1)
Accelerated Dealer Holdback payments	12.8	—	12.8
Dealer Holdback payments	37.5	—	37.5
Transfers (2)	(3.3)	3.3	—
Write-offs	(1.3)	(0.1)	(1.4)
Recoveries (3)	0.5	—	0.5
Balance, end of period	$2,634.8	$417.8	$3,052.6

(In millions)	For the Three Months Ended June 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,247.0	$271.1	$2,518.1
New Consumer Loan assignments (1)	339.4	42.9	382.3
Principal collected on Loans receivable	(345.4)	(36.3)	(381.7)
Accelerated Dealer Holdback payments	10.7	—	10.7
Dealer Holdback payments	33.3	—	33.3
Transfers (2)	(6.1)	6.1	—
Write-offs	(0.4)	—	(0.4)
Recoveries (3)	0.5	—	0.5
Balance, end of period	$2,279.0	$283.8	$2,562.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Six Months Ended June 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,389.8	$330.0	$2,719.8
New Consumer Loan assignments (1)	943.6	174.2	1,117.8
Principal collected on Loans receivable	(793.4)	(93.2)	(886.6)
Accelerated Dealer Holdback payments	26.6	—	26.6
Dealer Holdback payments	78.6	—	78.6
Transfers (2)	(6.9)	6.9	—
Write-offs	(4.4)	(0.2)	(4.6)
Recoveries (3)	0.9	0.1	1.0
Balance, end of period	$2,634.8	$417.8	$3,052.6

(In millions)	For the Six Months Ended June 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,155.5	$252.7	$2,408.2
New Consumer Loan assignments (1)	760.7	94.0	854.7
Principal collected on Loans receivable	(715.6)	(74.3)	(789.9)
Accelerated Dealer Holdback payments	21.9	—	21.9
Dealer Holdback payments	67.8	—	67.8
Transfers (2)	(11.4)	11.4	—
Write-offs	(0.9)	—	(0.9)
Recoveries (3)	1.0	—	1.0
Balance, end of period	$2,279.0	$283.8	$2,562.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The excess of expected net cash flows over the carrying value of the Loans is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In millions)	For the Three Months Ended June 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$802.4	$155.1	$957.5
New Consumer Loan assignments (1)	170.1	30.4	200.5
Finance charge income	(155.4)	(24.8)	(180.2)
Forecast changes	8.9	5.7	14.6
Transfers (2)	(0.9)	2.0	1.1
Balance, end of period	$825.1	$168.4	$993.5

(In millions)	For the Three Months Ended June 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$706.7	$119.7	$826.4
New Consumer Loan assignments (1)	136.7	16.6	153.3
Finance charge income	(138.6)	(19.3)	(157.9)
Forecast changes	6.9	4.2	11.1
Transfers (2)	(2.1)	3.3	1.2
Balance, end of period	$709.6	$124.5	$834.1

(In millions)	For the Six Months Ended June 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$725.2	$136.5	$861.7
New Consumer Loan assignments (1)	386.7	65.2	451.9
Finance charge income	(302.4)	(47.7)	(350.1)
Forecast changes	17.5	10.3	27.8
Transfers (2)	(1.9)	4.1	2.2
Balance, end of period	$825.1	$168.4	$993.5

(In millions)	For the Six Months Ended June 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$667.5	$112.8	$780.3
New Consumer Loan assignments (1)	307.5	36.6	344.1
Finance charge income	(273.1)	(37.6)	(310.7)
Forecast changes	11.7	6.1	17.8
Transfers (2)	(4.0)	6.6	2.6
Balance, end of period	$709.6	$124.5	$834.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended June 30, 2015
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$643.8	$161.7	$805.5
Expected net cash flows at the time of assignment (2)	580.2	112.0	692.2
Fair value at the time of assignment (3)	410.1	81.6	491.7

(In millions)	For the Three Months Ended June 30, 2014
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$517.6	$82.2	$599.8
Expected net cash flows at the time of assignment (2)	476.1	59.5	535.6
Fair value at the time of assignment (3)	339.4	42.9	382.3

(In millions)	For the Six Months Ended June 30, 2015
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,469.1	$345.4	$1,814.5
Expected net cash flows at the time of assignment (2)	1,330.3	239.4	1,569.7
Fair value at the time of assignment (3)	943.6	174.2	1,117.8

(In millions)	For the Six Months Ended June 30, 2014
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,160.9	$181.2	$1,342.1
Expected net cash flows at the time of assignment (2)	1,068.2	130.6	1,198.8
Fair value at the time of assignment (3)	760.7	94.0	854.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 3 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of June 30, 2015, with the forecasts as of March 31, 2015, December 31, 2014, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	June 30, 2015	March 31, 2015	December 31, 2014	Initial Forecast	March 31, 2015	December 31, 2014	Initial Forecast
2006	70.1%	70.0%	70.0%	71.4%	0.1%	0.1%	-1.3%
2007	68.1%	68.1%	68.0%	70.7%	0.0%	0.1%	-2.6%
2008	70.3%	70.3%	70.3%	69.7%	0.0%	0.0%	0.6%
2009	79.4%	79.4%	79.4%	71.9%	0.0%	0.0%	7.5%
2010	77.4%	77.3%	77.2%	73.6%	0.1%	0.2%	3.8%
2011	74.2%	74.2%	74.0%	72.5%	0.0%	0.2%	1.7%
2012	73.3%	73.4%	73.4%	71.4%	-0.1%	-0.1%	1.9%
2013	73.5%	73.6%	73.7%	72.0%	-0.1%	-0.2%	1.5%
2014	72.8%	72.8%	72.6%	71.8%	0.0%	0.2%	1.0%
2015 (2)	68.9%	68.7%	—	68.6%	0.2%	—	0.3%

(1)
Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment.  Contractual repayments include both principal and interest.

(2)
The forecasted collection rate for 2015 Consumer Loans as of June 30, 2015 includes both Consumer Loans that were in our portfolio as of March 31, 2015 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of
2015 Consumer Loan Assignment Period	June 30, 2015	March 31, 2015	Variance
January 1, 2015 through March 31, 2015	69.9%	68.7%	1.2%
April 1, 2015 through June 30, 2015	67.8%	—	—

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

(In millions)	As of June 30, 2015
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,045.8	$381.4	$1,427.2	$1,589.0	$36.4	$1,625.4
Allowance for credit losses	—	—	—	(209.4)	(8.5)	(217.9)
Loans receivable, net	$1,045.8	$381.4	$1,427.2	$1,379.6	$27.9	$1,407.5

(In millions)	As of December 31, 2014
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$945.1	$317.7	$1,262.8	$1,444.7	$12.3	$1,457.0
Allowance for credit losses	—	—	—	(198.1)	(8.8)	(206.9)
Loans receivable, net	$945.1	$317.7	$1,262.8	$1,246.6	$3.5	$1,250.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Three Months Ended June 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$201.6	$8.8	$210.4
Provision for credit losses	8.6	(0.2)	8.4
Write-offs	(1.3)	(0.1)	(1.4)
Recoveries (1)	0.5	—	0.5
Balance, end of period	$209.4	$8.5	$217.9

(In millions)	For the Three Months Ended June 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$190.8	$9.3	$200.1
Provision for credit losses	4.9	(0.3)	4.6
Write-offs	(0.4)	—	(0.4)
Recoveries (1)	0.5	—	0.5
Balance, end of period	$195.8	$9.0	$204.8

(In millions)	For the Six Months Ended June 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$198.1	$8.8	$206.9
Provision for credit losses	14.8	(0.2)	14.6
Write-offs	(4.4)	(0.2)	(4.6)
Recoveries (1)	0.9	0.1	1.0
Balance, end of period	$209.4	$8.5	$217.9

(In millions)	For the Six Months Ended June 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$185.7	$9.7	$195.4
Provision for credit losses	10.0	(0.7)	9.3
Write-offs	(0.9)	—	(0.9)
Recoveries (1)	1.0	—	1.0
Balance, end of period	$195.8	$9.0	$204.8

(1)	Represents collections received on previously written off Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DEBT

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) revolving secured warehouse (“Warehouse”) facilities; (3) asset-backed secured financings (“Term ABS”) and (4) senior notes.  General information for each of our financing transactions in place as of June 30, 2015 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate as of June 30, 2015
Revolving Secured Line of Credit	n/a	06/22/2018		$310.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	07/18/2017	(3)	$400.0	Commercial paper rate or LIBOR plus 200 basis points (2)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	04/30/2018	(3)	$75.0	LIBOR plus 200 basis points (2)
Warehouse Facility V (1)	CAC Warehouse Funding LLC V	09/10/2017	(4)	$100.0	LIBOR plus 160 basis points (2)
Term ABS 2012-2 (1)	Credit Acceptance Funding LLC 2012-2	09/15/2014	(3)	$252.0	Fixed rate
Term ABS 2013-1 (1)	Credit Acceptance Funding LLC 2013-1	04/15/2015	(3)	$140.3	Fixed rate
Term ABS 2013-2 (1)	Credit Acceptance Funding LLC 2013-2	10/15/2015	(3)	$197.8	Fixed rate
Term ABS 2014-1 (1)	Credit Acceptance Funding LLC 2014-1	04/15/2016	(3)	$299.0	Fixed rate
Term ABS 2014-2 (1)	Credit Acceptance Funding LLC 2014-2	09/15/2016	(3)	$349.0	Fixed rate
Term ABS 2015-1 (1)	Credit Acceptance Funding LLC 2015-1	01/16/2017	(3)	$300.6	Fixed rate
2021 Senior Notes	n/a	02/15/2021		$300.0	Fixed rate
2023 Senior Notes	n/a	03/15/2023		$250.0	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(3)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.

(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2019 will be due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revolving Secured Line of Credit
Maximum outstanding balance	$51.2	$201.5	$206.3	$204.7
Average outstanding balance	6.9	124.6	57.1	102.7
Warehouse Facility II
Maximum outstanding balance	$—	$162.6	$190.0	$162.6
Average outstanding balance	—	56.5	13.8	57.5
Warehouse Facility IV
Maximum outstanding balance	$12.0	$26.5	$35.0	$26.6
Average outstanding balance	6.2	24.5	6.3	20.2
Warehouse Facility V (1)
Maximum outstanding balance	$29.0	$69.1	$75.0	$75.0
Average outstanding balance	24.3	11.4	19.8	9.9

(1)
In connection with the renewal of this warehouse facility in the third quarter of 2014, we formed a new wholly owned subsidiary, CAC Warehouse Funding LLC V, which replaced CAC Warehouse Funding III, LLC.

(Dollars in millions)	As of
	June 30, 2015	December 31, 2014
Revolving Secured Line of Credit
Balance outstanding	$24.8	$119.5
Amount available for borrowing (1)	285.2	115.5
Interest rate	2.06%	2.16%
Warehouse Facility II
Balance outstanding	$—	$81.3
Amount available for borrowing (1)	400.0	243.7
Loans pledged as collateral	—	104.1
Restricted cash and cash equivalents pledged as collateral	1.0	2.0
Interest rate	2.19%	2.16%
Warehouse Facility IV
Balance outstanding	$12.0	$19.9
Amount available for borrowing (1)	63.0	55.1
Loans pledged as collateral	19.7	44.9
Restricted cash and cash equivalents pledged as collateral	0.8	1.4
Interest rate	2.19%	2.17%
Warehouse Facility V
Balance outstanding	$15.9	$17.9
Amount available for borrowing (1)	84.1	57.1
Loans pledged as collateral	91.5	34.9
Restricted cash and cash equivalents pledged as collateral	1.2	1.2
Interest rate	1.78%	1.77%
Term ABS 2012-1
Balance outstanding	$—	$43.8
Loans pledged as collateral	—	145.1
Restricted cash and cash equivalents pledged as collateral	—	19.3
Interest rate	—%	3.04%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2012-2
Balance outstanding	$57.9	$184.0
Loans pledged as collateral	218.6	278.6
Restricted cash and cash equivalents pledged as collateral	27.4	27.8
Interest rate	2.01%	1.67%
Term ABS 2013-1
Balance outstanding	$112.8	$140.3
Loans pledged as collateral	176.2	186.7
Restricted cash and cash equivalents pledged as collateral	17.7	16.7
Interest rate	1.33%	1.31%
Term ABS 2013-2
Balance outstanding	$197.8	$197.8
Loans pledged as collateral	244.2	248.9
Restricted cash and cash equivalents pledged as collateral	24.1	21.2
Interest rate	1.67%	1.67%
Term ABS 2014-1
Balance outstanding	$299.0	$299.0
Loans pledged as collateral	368.0	426.2
Restricted cash and cash equivalents pledged as collateral	33.7	31.6
Interest rate	1.72%	1.72%
Term ABS 2014-2
Balance outstanding	$349.0	$349.0
Loans pledged as collateral	429.1	440.7
Restricted cash and cash equivalents pledged as collateral	40.5	36.2
Interest rate	2.05%	2.05%
Term ABS 2015-1
Balance outstanding	$300.6	$—
Loans pledged as collateral	370.7	—
Restricted cash and cash equivalents pledged as collateral	30.7	—
Interest rate	2.26%	—%
2021 Senior Notes
Balance outstanding	$300.0	$300.0
Interest rate	6.125%	6.125%
2023 Senior Notes
Balance outstanding (2)	$248.2	$—
Interest rate	7.375%	—%

(1)	Availability may be limited by the amount of assets pledged as collateral.

(2)	As of June 30, 2015 the outstanding balance presented for the 2023 Senior Notes includes an unamortized debt discount of $1.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Revolving Secured Line of Credit Facility

We have a $310.0 million revolving secured line of credit facility with a commercial bank syndicate. On June 11, 2015, we increased the facility limit from $235.0 million to $310.0 million. We also extended the maturity of the facility from June 23, 2017 to June 22, 2018. There were no other material changes to the terms of the facility.

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

Warehouse Facilities

We have three Warehouse facilities with total borrowing capacity of $575.0 million.  Each of the facilities are with different institutional investors. On May 13, 2015, we extended the date on which our $75.0 million Warehouse Facility IV will cease to revolve from April 5, 2016 to April 30, 2018. On May 19, 2015, we increased the facility limit of Warehouse Facility II from $325.0 million to $400.0 million. On June 11, 2015, we increased the facility limit of Warehouse Facility V from $75.0 million to $100.0 million. There were no other material changes to the terms of the facilities.

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

Debt Covenants

As of June 30, 2015, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of June 30, 2015, we were in compliance with all such covenants.  As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on our Warehouse facilities.  The following tables provide the terms of our interest rate cap agreements that were in effect as of June 30, 2015 and December 31, 2014:

As of June 30, 2015
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2014	06/2016	$325.0	5.50%

75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	09/2015	7.6	5.50%
		Cap Floating Rate	03/2014	03/2017	67.4	5.50%
					75.0

100.0	Warehouse Facility V	Cap Floating Rate	06/2012	07/2015	56.3	5.00%
		Cap Floating Rate	06/2015	07/2018	18.7	5.50%
					75.0

As of December 31, 2014
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	12/2014	06/2016	$325.0	5.50%

75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	09/2015	29.3	5.50%
		Cap Floating Rate	03/2014	03/2017	45.7	5.50%
					75.0

75.0	Warehouse Facility V	Cap Floating Rate	06/2012	07/2015	56.3	5.00%

(1)	Rate excludes the spread over the LIBOR rate or the commercial paper rate, as applicable.

The interest rate caps have not been designated as hedging instruments.  As of June 30, 2015 and December 31, 2014, the interest rate caps had a fair value of less than $0.1 million as the capped rates were significantly above market rates.

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

Restricted Securities Available for Sale.  Restricted securities consist of amounts held in trusts by TPPs to pay claims on vehicle service contracts.  Securities for which we do not have the intent or ability to hold to maturity are classified as available for sale and stated at fair value.  The fair value of U.S. Government and agency securities and corporate bonds is based on quoted market values in active markets.  For asset-backed securities and mortgage-backed securities we use model-based valuation techniques for which all significant assumptions are observable in the market.

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

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In millions)
	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$1.3	$1.3	$6.4	$6.4
Restricted cash and cash equivalents	177.5	177.5	157.6	157.6
Restricted securities available for sale	52.1	52.1	53.2	53.2
Net investment in Loans receivable	2,834.7	2,844.3	2,512.9	2,517.3
Liabilities
Revolving secured line of credit	$24.8	$24.8	$119.5	$119.5
Secured financing	1,345.0	1,346.8	1,333.0	1,334.7
Senior notes	548.2	562.6	300.0	299.3

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments on a recurring basis, as of June 30, 2015 and December 31, 2014:

(In millions)
	As of June 30, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$1.3	$—	$—	$1.3
Restricted cash and cash equivalents	177.5	—	—	177.5
Restricted securities available for sale	41.7	10.4	—	52.1
Net investment in Loans receivable	—	—	2,844.3	2,844.3
Liabilities
Revolving secured line of credit	$—	$24.8	$—	$24.8
Secured financing	—	1,346.8	—	1,346.8
Senior notes	562.6	—	—	562.6

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

Affiliated Dealer Loan balances were $9.5 million and $8.7 million as of June 30, 2015 and December 31, 2014, respectively.  Affiliated Dealer Loan balances were 0.4% of total consolidated Dealer Loan balances as of both June 30, 2015 and December 31, 2014.  A summary of related party Loan activity is as follows:

(Dollars in millions)	For the Three Months Ended June 30,
	2015		2014
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$0.5	0.3%	$0.4	0.3%
New Consumer Loan assignments (1)	1.0	0.2%	1.0	0.3%
Accelerated Dealer Holdback payments	—	—%	0.1	0.9%
Dealer Holdback payments	0.4	1.1%	0.4	1.2%

(Dollars in millions)	For the Six Months Ended June 30,
	2015		2014
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$0.9	0.3%	$0.8	0.3%
New Consumer Loan assignments (1)	2.5	0.2%	2.1	0.2%
Accelerated Dealer Holdback payments	0.1	0.4%	0.1	0.5%
Dealer Holdback payments	0.7	0.9%	0.8	1.2%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.         INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	1.7%	1.2%	1.7%	1.8%
Other	0.1%	0.2%	0.1%	0.2%
Effective tax rate	36.8%	36.4%	36.8%	37.0%

The differences between the U.S. federal statutory rate and our effective tax rate are primarily due to state income taxes.

11.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares outstanding:
Common shares	20,414,667	22,167,771	20,412,511	22,356,299
Vested restricted stock units	532,160	485,622	522,279	765,989
Basic number of weighted average shares outstanding	20,946,827	22,653,393	20,934,790	23,122,288
Dilutive effect of stock options	—	—	—	6,646
Dilutive effect of restricted stock and restricted stock units	5,005	5,498	14,258	28,355
Dilutive number of weighted average shares outstanding	20,951,832	22,658,891	20,949,048	23,157,289

For the three and six months ended June 30, 2015 and 2014, there were no restricted stock or restricted stock units that would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

12.         STOCK REPURCHASES

Our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 7, 2013, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of June 30, 2015, we had authorization to repurchase 324,456 shares of our common stock.

The following table summarizes our stock repurchases for the three and six months ended June 30, 2015 and 2014:

(Dollars in millions)	For the Three Months Ended June 30,
	2015		2014
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Tender Offer (1)	—	$—	915,750	$115.1

(Dollars in millions)	For the Six Months Ended June 30,
	2015		2014
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Tender Offer (1)	—	—	1,553,170	200.3
Other (2)	6,065	1.1	137,876	18.4
Total	6,065	$1.1	1,691,046	$218.7

(1)	Tender Offer Cost amounts include offering costs of $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively.

(2)	Represents shares of common stock released to us as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units.

13.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Restricted stock	$0.7	$0.7	$1.7	$1.6
Restricted stock units	1.9	2.7	5.0	6.2
Total	$2.6	$3.4	$6.7	$7.8

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

On December 9, 2014, we received a civil investigative subpoena from the U.S. Department of Justice pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 directing us to produce certain information relating to subprime automotive finance and related securitization activities. We are cooperating with the inquiry and cannot predict the eventual scope,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

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

For the three months ended June 30, 2015, consolidated net income was $74.2 million, or $3.54 per diluted share, compared to $69.4 million, or $3.06 per diluted share, for the same period in 2014. The increase in consolidated net income for the three months ended June 30, 2015 was primarily due to an increase in the average balance of our Loan portfolio. For the six months ended June 30, 2015, consolidated net income was $145.7 million, or $6.95 per diluted share, compared to $119.2 million, or $5.15 per diluted share, for the same period in 2014. The increase in consolidated net income for the six months ended June 30, 2015 was primarily due to a loss on extinguishment of debt related to the redemption of senior notes in the first quarter of 2014 and an increase in the average balance of our Loan portfolio.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of June 30, 2015, with the forecasts as of March 31, 2015, December 31, 2014, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	June 30, 2015	March 31, 2015	December 31, 2014	Initial Forecast	March 31, 2015	December 31, 2014	Initial Forecast
2006	70.1%	70.0%	70.0%	71.4%	0.1%	0.1%	-1.3%
2007	68.1%	68.1%	68.0%	70.7%	0.0%	0.1%	-2.6%
2008	70.3%	70.3%	70.3%	69.7%	0.0%	0.0%	0.6%
2009	79.4%	79.4%	79.4%	71.9%	0.0%	0.0%	7.5%
2010	77.4%	77.3%	77.2%	73.6%	0.1%	0.2%	3.8%
2011	74.2%	74.2%	74.0%	72.5%	0.0%	0.2%	1.7%
2012	73.3%	73.4%	73.4%	71.4%	-0.1%	-0.1%	1.9%
2013	73.5%	73.6%	73.7%	72.0%	-0.1%	-0.2%	1.5%
2014	72.8%	72.8%	72.6%	71.8%	0.0%	0.2%	1.0%
2015 (2)	68.9%	68.7%	—	68.6%	0.2%	—	0.3%

(1)
Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment.  Contractual repayments include both principal and interest.

(2)
The forecasted collection rate for 2015 Consumer Loans as of June 30, 2015 includes both Consumer Loans that were in our portfolio as of March 31, 2015 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of
2015 Consumer Loan Assignment Period	June 30, 2015	March 31, 2015	Variance
January 1, 2015 through March 31, 2015	69.9%	68.7%	1.2%
April 1, 2015 through June 30, 2015	67.8%	—	—

Consumer Loans assigned in 2009 through 2014 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2008 and 2015, actual results have been very close to our initial estimates. For the three months ended June 30, 2015, forecasted collection rates improved for Consumer Loans assigned in 2015 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the six months ended June 30, 2015, forecasted collection rates improved for Consumer Loans assigned in 2010, 2011, 2014 and 2015, declined for Consumer Loans assigned in 2013 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The initial forecast for Consumer Loans assigned in the first six months of 2015 was lower than the initial forecast for Consumer Loans assigned in 2014. The lower initial forecast reflects a change in the mix of Consumer Loan assignments received during the first six months of 2015, including a longer average initial loan term. The average initial term for Consumer Loans assigned in the first six months of 2015 was 49.4 months as compared to 46.9 months for Consumer Loans assigned in 2014.

Forecasting collection rates accurately at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of June 30, 2015.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of June 30, 2015
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2006	70.1%	46.6%	23.5%	99.8%
2007	68.1%	46.5%	21.6%	99.4%
2008	70.3%	44.6%	25.7%	99.1%
2009	79.4%	43.9%	35.5%	99.1%
2010	77.4%	44.7%	32.7%	98.5%
2011	74.2%	45.5%	28.7%	95.3%
2012	73.3%	46.3%	27.0%	84.8%
2013	73.5%	47.6%	25.9%	64.4%
2014	72.8%	47.7%	25.1%	35.2%
2015	68.9%	45.3%	23.6%	8.1%

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

The spread between the forecasted collection rate and the advance rate has ranged from 21.6% to 35.5% over the last 10 years. The spread was at the high end of this range in 2009 and 2010, when the competitive environment was unusually favorable and much lower during other years (2006, 2007, 2014, and 2015) when competition was more intense. The spread declined from 25.1% in 2014 to 23.6% through the first six months of 2015 as a result in a change in the mix of Consumer Loan assignments and the performance of 2014 Consumer Loans, which has exceeded our initial estimates by a greater margin than 2015 Consumer Loans.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of June 30, 2015 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
Dealer Loans	2007	68.0%	45.8%	22.2%
	2008	70.7%	43.3%	27.4%
	2009	79.4%	43.4%	36.0%
	2010	77.4%	44.4%	33.0%
	2011	74.2%	45.2%	29.0%
	2012	73.3%	46.1%	27.2%
	2013	73.6%	47.1%	26.5%
	2014	72.6%	47.2%	25.4%
	2015	68.6%	44.5%	24.1%

Purchased Loans	2007	68.4%	49.1%	19.3%
	2008	69.6%	46.7%	22.9%
	2009	79.6%	45.3%	34.3%
	2010	77.2%	46.2%	31.0%
	2011	74.6%	47.5%	27.1%
	2012	73.6%	47.9%	25.7%
	2013	73.4%	50.2%	23.2%
	2014	73.8%	51.6%	22.2%
	2015	70.9%	50.4%	20.5%

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.2:1 as of June 30, 2015.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last six quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2014	14.3%	16.2%
June 30, 2014	4.5%	5.7%
September 30, 2014	4.7%	6.1%
December 31, 2014	19.4%	25.4%
March 31, 2015	28.4%	32.5%
June 30, 2015	30.6%	28.6%

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

Unit and dollar volumes grew 30.6% and 28.6%, respectively, during the second quarter of 2015 as the number of active Dealers grew 22.7% and average volume per active Dealer grew 5.8%.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30, 2015
	2015	2014	% Change	2015	2014	% Change
Consumer Loan unit volume	66,480	50,913	30.6%	150,334	116,196	29.4%
Active Dealers (1)	6,087	4,960	22.7%	7,061	5,830	21.1%
Average volume per active Dealer	10.9	10.3	5.8%	21.3	19.9	7.0%

       (1)      Active Dealers are Dealers who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Consumer Loan unit volume from Dealers active both periods	47,742	43,852	8.9%	116,080	104,110	11.5%
Dealers active both periods	3,530	3,530	-	4,266	4,266	-
Average volume per Dealers active both periods	13.5	12.4	8.9%	27.2	24.4	11.5%

Consumer Loan unit volume from new Dealers	3,418	2,191	56.0%	13,861	8,410	64.8%
New active Dealers (1)	754	512	47.3%	1,611	1,146	40.6%
Average volume per new active Dealers	4.5	4.3	4.7%	8.6	7.3	17.8%

Attrition (2)	-13.9%	-14.5%		-10.4%	-10.3%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Dealer Loan unit volume as a percentage of total unit volume	87.7%	91.4%	88.2%	91.6%
Dealer Loan dollar volume as a percentage of total dollar volume (1)	83.4%	88.8%	84.4%	89.0%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of June 30, 2015 and December 31, 2014, the net Dealer Loans receivable balance was 85.6% and 87.2%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(In millions, except share and per share data)	For the Three Months Ended June 30,
	2015	2014	% Change
Revenue:
Finance charges	$180.2	$157.9	14.1%
Premiums earned	12.6	13.6	-7.4%
Other income	10.3	8.3	24.1%
Total revenue	203.1	179.8	13.0%
Costs and expenses:
Salaries and wages	28.5	24.4	16.8%
General and administrative	9.1	8.5	7.1%
Sales and marketing	10.9	8.8	23.9%
Provision for credit losses	8.4	4.6	82.6%
Interest	19.6	13.3	47.4%
Provision for claims	9.2	11.0	-16.4%
Total costs and expenses	85.7	70.6	21.4%
Income before provision for income taxes	117.4	109.2	7.5%
Provision for income taxes	43.2	39.8	8.5%
Net income	$74.2	$69.4	6.9%
Net income per share:
Basic	$3.54	$3.06	15.7%
Diluted	$3.54	$3.06	15.7%
Weighted average shares outstanding:
Basic	20,946,827	22,653,393	-7.5%
Diluted	20,951,832	22,658,891	-7.5%

The following table highlights changes in net income for the three months ended June 30, 2015, as compared to 2014:

(In millions)	Change
Net income for the three months ended June 30, 2014	$69.4
Increase in finance charges	22.3
Decrease in premiums earned	(1.0)
Increase in other income	2.0
Increase in operating expenses (1)	(6.8)
Increase in provision for credit losses	(3.8)
Increase in interest	(6.3)
Decrease in provision for claims	1.8
Increase in provision for income taxes	(3.4)
Net income for the three months ended June 30, 2015	$74.2

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the three months ended June 30, 2015, finance charges increased $22.3 million, or 14.1%, as compared to the same period in 2014.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended June 30,
	2015	2014	Change
Average net Loans receivable balance	$2,786.3	$2,345.6	$440.7
Average yield on our Loan portfolio	25.9%	26.9%	-1.0%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended June 30, 2015:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended June 30, 2015
Due to an increase in the average net Loans receivable balance	$29.7
Due to a decrease in the average yield	(7.4)
Total increase in finance charges	$22.3

The increase in the average net Loans receivable balance was primarily due to the year-over-year growth in Consumer Loan assignment volume in recent years.  The average yield on our Loan portfolio for the three months ended June 30, 2015 decreased as compared to the same period in 2014 due to lower yields on new Consumer Loan assignments, which was the result of advance rate increases.

Premiums Earned.  For the three months ended June 30, 2015, premiums earned decreased $1.0 million, or 7.4%, as compared to the same period in 2014.  The decrease was primarily due to a decrease in the size of our reinsurance portfolio, which was the result of a decline in premiums written on vehicle service contracts. While we have experienced year-over-year growth in Consumer Loan assignment volume in recent years, the percentage of Consumer Loan assignments with reinsured vehicle service contracts has declined.

Other Income.  For the three months ended June 30, 2015, other income increased $2.0 million, or 24.1%, as compared to the same period in 2014. The increase in other income was primarily due to the following:

•
An increase of $0.9 million in Global Positioning Systems with Starter Interrupt Devices (“GPS-SID”) fee income due to an increase in the number of units purchased by Dealers from third party providers, which was primarily the result of current year growth in Consumer Loan assignment volume.

•	An increase of $0.6 million in ancillary product profit sharing income primarily as a result of year-over-year growth in Consumer Loan assignment volume in recent years.

Operating Expenses.  For the three months ended June 30, 2015, operating expenses increased $6.8 million, or 16.3%, as compared to the same period in 2014.  The increase in operating expenses was primarily due to the following:

•	An increase in salaries and wages expense of $4.1 million, or 16.8%, comprised of the following:

•	An increase of $2.3 million in cash-based incentive compensation expense primarily due to a year-over-year improvement in Company performance measures.

•
Excluding the increase in cash-based incentive compensation expense, salaries and wages expense increased $1.8 million related to increases of $1.3 million for our support function and $0.5 million for our originations function.

•
An increase in sales and marketing expense of $2.1 million, or 23.9%, primarily as a result of an increase in sales commissions related to growth in Consumer Loan assignment volume and an increase in the base salaries of our sales force.

Provision for Credit Losses.  For the three months ended June 30, 2015, the provision for credit losses increased $3.8 million, or 82.6%, as compared to the same period in 2014.  Under GAAP, when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the three months ended June 30, 2015, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $8.4 million for the three months ended June 30, 2015, of which $8.6 million related to Dealer Loans partially offset by a reversal of $0.2 million related to Purchased Loans. During the three months ended June 30, 2014, overall Consumer Loan performance exceeded our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $4.6 million for the three months ended June 30, 2014, of which $4.9 million related to Dealer Loans partially offset by a reversal of $0.3 million related to Purchased Loans.

Interest.  For the three months ended June 30, 2015, interest expense increased $6.3 million, or 47.4%, as compared to the same period in 2014. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended June 30, 2015 and 2014:

(Dollars in millions)	For the Three Months Ended June 30,
	2015	2014
Interest expense	$19.6	$13.3
Average outstanding debt balance	1,945.9	1,593.8
Average cost of debt	4.0%	3.3%

The increase in interest expense was primarily due to an increase in the average outstanding debt balance and an increase in our average cost of debt. The increase in our average cost of debt was primarily a result of a change in the mix of our outstanding debt.  The average outstanding debt balance increased compared to the same period in 2014 due to debt proceeds used to fund the growth in Consumer Loan assignment volume and stock repurchases.

Provision for Claims.  For the three months ended June 30, 2015, provision for claims decreased $1.8 million, or 16.4%, as compared to the same period in 2014.  The decrease was due to a decrease in claims paid per reinsured vehicle service contract and a decrease in the size of our reinsurance portfolio.

Provision for Income Taxes.  For the three months ended June 30, 2015, the effective tax rate of 36.8% was generally consistent with the tax rate of 36.4% in the same period in 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(In millions, except share and per share data)	For the Six Months Ended June 30,
	2015	2014	% Change
Revenue:
Finance charges	$350.1	$310.7	12.7%
Premiums earned	24.7	26.8	-7.8%
Other income	22.5	19.2	17.2%
Total revenue	397.3	356.7	11.4%
Costs and expenses:
Salaries and wages	58.9	50.0	17.8%
General and administrative	18.2	16.7	9.0%
Sales and marketing	22.6	18.4	22.8%
Provision for credit losses	14.6	9.3	57.0%
Interest	34.5	29.3	17.7%
Provision for claims	17.8	22.0	-19.1%
Loss on extinguishment of debt	—	21.8	-100.0%
Total costs and expenses	166.6	167.5	-0.5%
Income before provision for income taxes	230.7	189.2	21.9%
Provision for income taxes	85.0	70.0	21.4%
Net income	$145.7	$119.2	22.2%
Net income per share:
Basic	$6.96	$5.16	34.9%
Diluted	$6.95	$5.15	35.0%
Weighted average shares outstanding:
Basic	20,934,790	23,122,288	-9.5%
Diluted	20,949,048	23,157,289	-9.5%

The following table highlights changes in net income for the six months ended June 30, 2015, as compared to 2014:

(In millions)	Change
Net income for the six months ended June 30, 2014	$119.2
Increase in finance charges	39.4
Decrease in premiums earned	(2.1)
Increase in other income	3.3
Increase in operating expenses (1)	(14.6)
Increase in provision for credit losses	(5.3)
Increase in interest	(5.2)
Decrease in provision for claims	4.2
Decrease in loss on extinguishment of debt	21.8
Increase in provision for income taxes	(15.0)
Net income for the six months ended June 30, 2015	$145.7

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the six months ended June 30, 2015, finance charges increased $39.4 million, or 12.7%, as compared to the same period in 2014.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Six Months Ended June 30,
	2015	2014	Change
Average net Loans receivable balance	$2,696.0	$2,296.7	$399.3
Average yield on our Loan portfolio	26.0%	27.1%	-1.1%

The following table summarizes the impact each component had on the overall increase in finance charges for the six months ended June 30, 2015:

(In millions)	Year over Year Change
Impact on finance charges:	For the Six Months Ended June 30, 2015
Due to an increase in the average net Loans receivable balance	$54.0
Due to a decrease in the average yield	(14.6)
Total increase in finance charges	$39.4

The increase in the average net Loans receivable balance was primarily due to the year-over-year growth in Consumer Loan assignment volume in recent years.  The average yield on our Loan portfolio for the six months ended June 30, 2015 decreased as compared to the same period in 2014 due to lower yields on new Consumer Loan assignments.

Premiums Earned.  For the six months ended June 30, 2015, premiums earned decreased $2.1 million, or 7.8%, as compared to the same period in 2014.  The decrease was primarily due to a decrease in the size of our reinsurance portfolio, which was the result of a decline in premiums written on vehicle service contracts. While we have experienced year-over-year growth in Consumer Loan assignment volume in recent years, the percentage of Consumer Loan assignments with reinsured vehicle service contracts has declined.

Other Income.  For the six months ended June 30, 2015, other income increased $3.3 million, or 17.2%, as compared to the same period in 2014. The increase in other income was primarily due to the following:

•
An increase of $1.8 million in GPS-SID fee income due to an increase in the number of units purchased by Dealers from third party providers, which was primarily the result of current year growth in Consumer Loan assignment volume.

•	An increase of $0.7 million in ancillary product profit sharing income primarily as a result of year-over-year growth in Consumer Loan assignment volume in recent years.

Operating Expenses.  For the six months ended June 30, 2015, operating expenses increased $14.6 million, or 17.2%, as compared to the same period in 2014.  The increase in operating expenses was primarily due to the following:

•	An increase in salaries and wages expense of $8.9 million, or 17.8%, comprised of the following:

•	An increase of $4.6 million in cash-based incentive compensation expense primarily due to a year-over-year improvement in Company performance measures.

•
Excluding the increase in cash-based incentive compensation expense, salaries and wages expense increased $4.3 million related to increases of $3.1 million for our support function, $0.7 million for our originations function and $0.5 million for our servicing function.

•
An increase in sales and marketing expense of $4.2 million, or 22.8%, primarily as a result of an increase in sales commissions related to growth in Consumer Loan assignment volume and an increase in the base salaries of our sales force.

Provision for Credit Losses.  For the six months ended June 30, 2015, the provision for credit losses increased $5.3 million, or 57.0%, as compared to the same period in 2014. During the six months ended June 30, 2015, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $14.6 million for the six months ended June 30, 2015, of which $14.8 million related to Dealer Loans partially offset by a reversal of $0.2 million related to Purchased Loans.  During the six months ended June 30, 2014, overall Consumer Loan performance was generally consistent with our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $9.3 million for the six months ended June 30, 2014, of which $10.0 million related to Dealer Loans partially offset by a reversal of $0.7 million related to Purchased Loans.

Interest.  For the six months ended June 30, 2015, interest expense increased $5.2 million, or 17.7%, as compared to the same period in 2014. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the six months ended June 30, 2015 and 2014:

(Dollars in millions)	For the Six Months Ended June 30,
	2015	2014
Interest expense	$34.5	$29.3
Average outstanding debt balance	1,895.9	1,561.7
Average cost of debt	3.6%	3.8%

The increase in interest expense was primarily due to an increase in the average outstanding debt balance. The average outstanding debt balance increased compared to the same period in 2014 due to debt proceeds used to fund the growth in new Consumer Loan assignments and stock repurchases, partially offset by the additional debt outstanding during the first quarter of 2014 as a result of the one-month lag from the issuance of the $300.0 million outstanding principal amount of the 2021 senior notes in January 2014 to the redemption of the $350.0 million outstanding principal amount of the 2017 senior notes in February 2014.

Provision for Claims.  For the six months ended June 30, 2015, provision for claims decreased $4.2 million, or 19.1%, as compared to the same period in 2014.  The decrease was due to a decrease in claims paid per reinsured vehicle service contract and a decrease in the size of our reinsurance portfolio.

Loss on extinguishment of debt.  For the six months ended June 30, 2014, we recognized a loss on extinguishment of debt of $21.8 million related to the redemption of the 2017 senior notes. We used the net proceeds from the January 2014 issuance of the 2021 senior notes, together with borrowings under our revolving credit facilities, to fund the redemption of the 2017 senior notes.

Provision for Income Taxes.  For the six months ended June 30, 2015, the effective tax rate of 36.8% was generally consistent with the tax rate of 37.0% in the same period in 2014.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.  There are various restrictive debt covenants for each financing arrangement and we were in compliance with those covenants as of June 30, 2015.  For information regarding these financings and the covenants included in the related documents, see Note 6 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

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

On May 13, 2015, we extended the date on which our $75.0 million Warehouse Facility IV will cease to revolve from April 5, 2016 to April 30, 2018. There were no other material changes to the terms of the facility.

On May 19, 2015, we increased the facility limit of Warehouse Facility II from $325.0 million to $400.0 million. There were no other material changes to the terms of the facility.

On June 11, 2015, we increased the facility limit of Warehouse Facility V from $75.0 million to $100.0 million. There were no other material changes to the terms of the facility.

On June 11, 2015, we also increased the facility limit of our revolving secured line of credit facility from $235.0 million to $310.0 million. We also extended the maturity of the facility from June 23, 2017 to June 22, 2018. There were no other material changes to the terms of the facility.

Cash and cash equivalents as of June 30, 2015 and December 31, 2014 was $1.3 million and $6.4 million, respectively.  As of June 30, 2015 and December 31, 2014, we had $832.3 million and $471.4 million in unused and available lines of credit, respectively. Our total balance sheet indebtedness increased $165.5 million to $1,918.0 million as of June 30, 2015 from $1,752.5 million as of December 31, 2014 due to the growth in new Consumer Loan assignments.

Contractual Obligations

A summary of our scheduled principal debt maturities as of June 30, 2015 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2015	$162.4
2016	492.7
2017	650.2
2018	64.5
2019	—
Over five years	550.0
Total	$1,919.8

(1)	The principal maturities of certain financings are estimated based on forecasted collections. The amounts presented exclude the unamortized debt discount of $1.8 million.

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

Regulation

On June 10, 2015, the Consumer Financial Protection Bureau ("CFPB") released its larger participant rule defining which nonbank automotive finance companies will be subject to supervision. The rule provides that nonbank auto finance companies that make, acquire, or refinance 10,000 or more loans or leases in a year will come under CFPB supervision. As expected, we will be subject to supervision by the CFPB.  The rule was officially published in the Federal Register on June 30, 2015. The rule will become effective on August 31, 2015.

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

•	Litigation we are involved in from time to time may adversely affect our financial condition, results of operations and cash flows.

•	Changes in tax laws and the resolution of uncertain income tax matters could have a material adverse effect on our results of operations and cash flows from operations.

•	Our dependence on technology could have a material adverse effect on our business.

•	Our use of electronic contracts could impact our ability to perfect our ownership or security interest in Consumer Loans.

•	Reliance on third parties to administer our ancillary product offerings could adversely affect our business and financial results.

•	We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional team members could adversely affect our ability to operate profitably.

•	Our reputation is a key asset to our business, and our business may be affected by how we are perceived in the marketplace.

•	The concentration of our Dealers in several states could adversely affect us.

•	Failure to properly safeguard confidential consumer and team member information could subject us to liability, decrease our profitability and damage our reputation.

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

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	July 29, 2015

INDEX OF EXHIBITS

The following documents are filed as part of this report.  Those exhibits previously filed and incorporated herein by reference are identified below.  Exhibits not required for this report have been omitted.  Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

Exhibit No.	Description
4.71
Third Amendment to Loan and Security Agreement dated as of May 13, 2015 among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated May 13, 2015).

4.72
First Amendment to Backup Servicing Agreement, dated as of May 13, 2015 among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated May 13, 2015).

4.73
Third Amendment to Fifth Amended and Restated Loan and Security Agreement dated as of May 19, 2015 among the Company, CAC Warehouse Funding Corporation II, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated May 19, 2015).

4.74
First Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 11, 2015 among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 11, 2015).

4.75
First Amendment to Loan and Security Agreement, dated as of June 11, 2015 among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June, 2015).

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