Form 10-Q
period 2015-09-30
CREDIT ACCEPTANCE CORP
filed 2015-11-06
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

The number of shares of Common Stock, par value $0.01, outstanding on October 30, 2015 was 20,596,978.

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In millions, except share and per share data)	As of
	September 30, 2015	December 31, 2014
ASSETS:
Cash and cash equivalents	$134.7	$6.4
Restricted cash and cash equivalents	176.0	157.6
Restricted securities available for sale	50.5	53.2
Loans receivable (including $9.5 and $8.7 from affiliates as of September 30, 2015 and December 31, 2014, respectively)	3,189.7	2,719.8
Allowance for credit losses	(230.2)	(206.9)
Loans receivable, net	2,959.5	2,512.9
Property and equipment, net	19.5	20.9
Income taxes receivable	0.3	1.4
Other assets	35.1	33.0
Total Assets	$3,375.6	$2,785.4
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$124.2	$114.4
Revolving secured line of credit	—	119.5
Secured financing	1,532.9	1,333.0
Senior notes	548.3	300.0
Deferred income taxes, net	236.6	213.4
Income taxes payable	2.3	2.9
Total Liabilities	2,444.3	2,083.2
Commitments and Contingencies - See Note 14
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 20,597,249 and 20,597,671 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	0.2	0.2
Paid-in capital	98.3	88.7
Retained earnings	832.7	613.4
Accumulated other comprehensive income (loss)	0.1	(0.1)
Total Shareholders' Equity	931.3	702.2
Total Liabilities and Shareholders' Equity	$3,375.6	$2,785.4

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In millions, except share and per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Finance charges	$186.2	$158.0	$536.3	$468.7
Premiums earned	12.0	12.7	36.7	39.5
Other income	12.0	11.0	34.5	30.2
Total revenue	210.2	181.7	607.5	538.4
Costs and expenses:
Salaries and wages	28.6	22.0	87.5	72.0
General and administrative	9.8	8.7	28.0	25.4
Sales and marketing	11.9	8.7	34.5	27.1
Provision for credit losses	13.2	4.1	27.8	13.4
Interest	20.4	13.5	54.9	42.8
Provision for claims	8.4	9.4	26.2	31.4
Loss on extinguishment of debt	—	—	—	21.8
Total costs and expenses	92.3	66.4	258.9	233.9
Income before provision for income taxes	117.9	115.3	348.6	304.5
Provision for income taxes	43.9	41.3	128.9	111.3
Net income	$74.0	$74.0	$219.7	$193.2
Net income per share:
Basic	$3.53	$3.38	$10.49	$8.49
Diluted	$3.53	$3.38	$10.49	$8.48
Weighted average shares outstanding:
Basic	20,946,827	21,888,591	20,938,847	22,750,868
Diluted	20,952,711	21,895,222	20,949,508	22,776,197

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended September 30,
	2015	2014
Net income	$74.0	$74.0
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	0.1	(0.1)
Other comprehensive income (loss)	0.1	(0.1)
Comprehensive income	$74.1	$73.9

(In millions)	For the Nine Months Ended September 30,
	2015	2014
Net income	$219.7	$193.2
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax	0.2	0.1
Other comprehensive income	0.2	0.1
Comprehensive income	$219.9	$193.3

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$219.7	$193.2
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	27.8	13.4
Depreciation	4.3	4.0
Amortization	6.4	5.7
Loss on retirement of property and equipment	0.3	0.1
Provision for deferred income taxes	23.1	33.8
Loss on extinguishment of debt	—	21.8
Stock-based compensation	10.0	9.6
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	5.2	(2.4)
Decrease (increase) in income taxes receivable	1.1	(0.3)
Decrease in income taxes payable	(0.6)	(8.4)
Decrease (increase) in other assets	3.0	(0.1)
Net cash provided by operating activities	300.3	270.4
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(18.4)	(94.1)
Purchases of restricted securities available for sale	(26.6)	(57.6)
Proceeds from sale of restricted securities available for sale	26.0	10.6
Maturities of restricted securities available for sale	3.2	48.9
Principal collected on Loans receivable	1,318.7	1,171.5
Advances to Dealers	(1,371.5)	(1,103.6)
Purchases of Consumer Loans	(266.8)	(142.8)
Accelerated payments of Dealer Holdback	(39.6)	(31.6)
Payments of Dealer Holdback	(115.2)	(101.5)
Purchases of property and equipment	(3.2)	(3.6)
Net cash used in investing activities	(493.4)	(303.8)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	1,463.1	1,982.2
Repayments under revolving secured line of credit	(1,582.6)	(2,076.2)
Proceeds from secured financing	1,196.0	1,583.9
Repayments of secured financing	(996.1)	(1,168.2)
Proceeds from issuance of senior notes	248.2	300.0
Repayment of senior notes	—	(350.0)
Payments of debt issuance and debt extinguishment costs	(11.0)	(29.9)
Repurchase of common stock	(1.1)	(218.7)
Proceeds from stock options exercised	—	0.6
Tax benefits from stock-based compensation plans	0.3	13.6
Other financing activities	4.6	(3.8)
Net cash provided by financing activities	321.4	33.5
Net increase in cash and cash equivalents	128.3	0.1
Cash and cash equivalents, beginning of period	6.4	4.2
Cash and cash equivalents, end of period	$134.7	$4.3
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$52.3	$47.9
Cash paid during the period for income taxes	$102.2	$71.7
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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2015 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the financial statements.

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current presentation. We have changed the presentation of our accretable yield disclosure for Loans. For additional information regarding this change, see Note 5 to the consolidated financial statements.

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
Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consumer Loan Assignment Volume	2015	2014	2015	2014
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	96.0%	95.2%	96.1%	95.6%

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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2014	91.7%	8.3%
June 30, 2014	91.4%	8.6%
September 30, 2014	90.5%	9.5%
December 31, 2014	89.0%	11.0%
March 31, 2015	88.6%	11.4%
June 30, 2015	87.7%	12.3%
September 30, 2015	87.3%	12.7%

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;

•	a non-recourse cash payment (“advance”) from us; and

•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less.  As of September 30, 2015 and December 31, 2014, we had $134.4 million and $5.8 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in trusts for future vehicle service contract claims. As of September 30, 2015 and December 31, 2014, we had $174.0 million and $155.3 million, respectively, in restricted cash and cash equivalents that was not insured by the FDIC.

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

Methodology Changes.  For the three and nine months ended September 30, 2015 and 2014, we did not make any methodology changes for Loans that had a material impact on our financial results.

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

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net assumed written premiums	$9.8	$10.7	$35.9	$36.3
Net premiums earned	12.0	12.7	36.7	39.5
Provision for claims	8.4	9.4	26.2	31.4
Amortization of capitalized acquisition costs	0.4	0.2	0.9	0.9

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet.  The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	September 30, 2015	December 31, 2014
Trust assets	Restricted cash and cash equivalents	$0.6	$0.2
Trust assets	Restricted securities available for sale	50.5	53.2
Unearned premium	Accounts payable and accrued liabilities	37.6	38.4
Claims reserve (1)	Accounts payable and accrued liabilities	1.4	1.5

(1)	The claims reserve is estimated based on historical claims experience.

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

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, which amends Topic 835 (Interest) and requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. In August 2015, the FASB issued ASU No. 2015-15, which amends Subtopic 835-30 (Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements) and states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 and 2015-15 are effective for fiscal years, and interim periods, beginning after December 15, 2015. Early adoption is permitted, but we have not yet adopted these standards. The adoption of ASU No. 2015-03, as amended by ASU No. 2015-15, will change the presentation of our debt issuance costs, except for our line-of-credit arrangement, in our consolidated balance sheets.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09 which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU No. 2015-14 also permits early adoption of ASU No. 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. We have not yet determined the effect that ASU No. 2014-09, as amended by ASU No. 2015-14, will have on our consolidated financial statements and related disclosures.

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

Restricted securities available for sale consist of the following:

(In millions)	As of September 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$23.1	$0.2	$—	$23.3
Corporate bonds	17.5	—	—	17.5
Asset-backed securities	5.5	—	—	5.5
Mortgage-backed securities	4.2	—	—	4.2
Total restricted securities available for sale	$50.3	$0.2	$—	$50.5

(In millions)	As of December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$28.8	$0.1	$(0.1)	$28.8
Corporate bonds	19.1	—	(0.1)	19.0
Asset-backed securities	4.8	—	—	4.8
Mortgage-backed securities	0.6	—	—	0.6
Total restricted securities available for sale	$53.3	$0.1	$(0.2)	$53.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of September 30, 2015
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$7.3	$—	$0.7	$—	$8.0	$—
U.S. Government and agency securities	2.0	—	0.7	—	2.7	—
Asset-backed securities	1.3	—	—	—	1.3	—
Mortgage-backed securities	1.2	—	—	—	1.2	—
Total restricted securities available for sale	$11.8	$—	$1.4	$—	$13.2	$—

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2014
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$15.3	$(0.1)	$2.7	$—	$18.0	$(0.1)
U.S. Government and agency securities	9.3	—	2.5	(0.1)	11.8	(0.1)
Asset-backed securities	3.7	—	—	—	3.7	—
Total restricted securities available for sale	$28.3	$(0.1)	$5.2	$(0.1)	$33.5	$(0.2)

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In millions)	As of
	September 30, 2015		December 31, 2014
Contractual Maturity	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Within one year	$2.8	$2.8	$3.8	$3.8
Over one year to five years	43.6	43.8	45.1	45.0
Over five years to ten years	1.0	1.0	4.1	4.1
Over ten years	2.9	2.9	0.3	0.3
Total restricted securities available for sale	$50.3	$50.5	$53.3	$53.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of September 30, 2015
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,726.5	$463.2	$3,189.7
Allowance for credit losses	(221.8)	(8.4)	(230.2)
Loans receivable, net	$2,504.7	$454.8	$2,959.5

(In millions)	As of December 31, 2014
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,389.8	$330.0	$2,719.8
Allowance for credit losses	(198.1)	(8.8)	(206.9)
Loans receivable, net	$2,191.7	$321.2	$2,512.9

A summary of changes in Loans receivable is as follows:

(In millions)	For the Three Months Ended September 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,634.8	$417.8	$3,052.6
New Consumer Loan assignments (1)	427.9	92.6	520.5
Principal collected on Loans receivable	(383.3)	(48.8)	(432.1)
Accelerated Dealer Holdback payments	13.0	—	13.0
Dealer Holdback payments	36.6	—	36.6
Transfers (2)	(1.5)	1.5	—
Write-offs	(1.3)	—	(1.3)
Recoveries (3)	0.3	0.1	0.4
Balance, end of period	$2,726.5	$463.2	$3,189.7

(In millions)	For the Three Months Ended September 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,279.0	$283.8	$2,562.8
New Consumer Loan assignments (1)	342.9	48.8	391.7
Principal collected on Loans receivable	(344.7)	(36.9)	(381.6)
Accelerated Dealer Holdback payments	9.7	—	9.7
Dealer Holdback payments	33.7	—	33.7
Transfers (2)	(4.6)	4.6	—
Write-offs	(1.1)	(0.1)	(1.2)
Recoveries (3)	0.4	0.1	0.5
Balance, end of period	$2,315.3	$300.3	$2,615.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,389.8	$330.0	$2,719.8
New Consumer Loan assignments (1)	1,371.5	266.8	1,638.3
Principal collected on Loans receivable	(1,176.7)	(142.0)	(1,318.7)
Accelerated Dealer Holdback payments	39.6	—	39.6
Dealer Holdback payments	115.2	—	115.2
Transfers (2)	(8.4)	8.4	—
Write-offs	(5.7)	(0.2)	(5.9)
Recoveries (3)	1.2	0.2	1.4
Balance, end of period	$2,726.5	$463.2	$3,189.7

(In millions)	For the Nine Months Ended September 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,155.5	$252.7	$2,408.2
New Consumer Loan assignments (1)	1,103.6	142.8	1,246.4
Principal collected on Loans receivable	(1,060.3)	(111.2)	(1,171.5)
Accelerated Dealer Holdback payments	31.6	—	31.6
Dealer Holdback payments	101.5	—	101.5
Transfers (2)	(16.0)	16.0	—
Write-offs	(2.0)	(0.1)	(2.1)
Recoveries (3)	1.4	0.1	1.5
Balance, end of period	$2,315.3	$300.3	$2,615.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The excess of expected net cash flows over the carrying value of the Loans is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In millions)	For the Three Months Ended September 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$825.1	$168.4	$993.5
New Consumer Loan assignments (1)	179.6	34.4	214.0
Accretion (2)	(162.1)	(26.4)	(188.5)
Provision for credit losses	13.4	(0.2)	13.2
Forecast changes	(0.8)	3.7	2.9
Transfers (4)	(0.4)	1.1	0.7
Balance, end of period	$854.8	$181.0	$1,035.8

(In millions)	For the Three Months Ended September 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$709.6	$124.5	$834.1
New Consumer Loan assignments (1)	137.7	17.9	155.6
Accretion (2) (3)	(141.1)	(19.4)	(160.5)
Provision for credit losses (3)	4.0	0.1	4.1
Forecast changes (3)	5.8	2.4	8.2
Transfers (4)	(1.1)	2.3	1.2
Balance, end of period	$714.9	$127.8	$842.7

(In millions)	For the Nine Months Ended September 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$725.2	$136.5	$861.7
New Consumer Loan assignments (1)	566.3	99.6	665.9
Accretion (2)	(469.3)	(74.1)	(543.4)
Provision for credit losses	28.2	(0.4)	27.8
Forecast changes	6.7	14.2	20.9
Transfers (4)	(2.3)	5.2	2.9
Balance, end of period	$854.8	$181.0	$1,035.8

(In millions)	For the Nine Months Ended September 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$667.5	$112.8	$780.3
New Consumer Loan assignments (1)	445.2	54.5	499.7
Accretion (2) (3)	(419.3)	(57.0)	(476.3)
Provision for credit losses (3)	14.0	(0.6)	13.4
Forecast changes (3)	12.6	9.2	21.8
Transfers (4)	(5.1)	8.9	3.8
Balance, end of period	$714.9	$127.8	$842.7

(1)
The Dealer Loans amount represents the net cash flows expected at the time of assignment on Consumer Loans assigned under our Portfolio Program, less the related advances paid to Dealers.  The Purchased Loans amount represents the net cash flows expected at the time of assignment on Consumer Loans assigned under our Purchase Program, less the related one-time payments made to Dealers.

(2)	Represents finance charges excluding the amortization of deferred direct origination costs for Dealer Loans.

(3)
We have changed the presentation from prior periods to: (i) exclude the amortization of deferred direct origination costs for Dealer Loans from accretion (finance charge income under our previous presentation) and forecast changes and (ii) present provision for credit losses and forecast changes as separate activities. Under our previous presentation, we presented: (i) finance charges as reported in our consolidated statements of income and (ii) provision for credit losses and forecast changes as a combined activity.

(4)
Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback.  We transfer the Dealer’s outstanding Dealer Loan balance and related expected future net cash flows to Purchased Loans in the period this forfeiture occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended September 30, 2015
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$678.3	$184.7	$863.0
Expected net cash flows at the time of assignment (2)	607.5	127.0	734.5
Fair value at the time of assignment (3)	427.9	92.6	520.5

(In millions)	For the Three Months Ended September 30, 2014
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$523.9	$93.5	$617.4
Expected net cash flows at the time of assignment (2)	480.6	66.7	547.3
Fair value at the time of assignment (3)	342.9	48.8	391.7

(In millions)	For the Nine Months Ended September 30, 2015
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,147.4	$530.1	$2,677.5
Expected net cash flows at the time of assignment (2)	1,937.8	366.4	2,304.2
Fair value at the time of assignment (3)	1,371.5	266.8	1,638.3

(In millions)	For the Nine Months Ended September 30, 2014
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,684.8	$274.7	$1,959.5
Expected net cash flows at the time of assignment (2)	1,548.8	197.3	1,746.1
Fair value at the time of assignment (3)	1,103.6	142.8	1,246.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 3 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of September 30, 2015, with the forecasts as of June 30, 2015, December 31, 2014, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	September 30, 2015	June 30, 2015	December 31, 2014	Initial Forecast	June 30, 2015	December 31, 2014	Initial Forecast
2006	70.1%	70.1%	70.0%	71.4%	0.0%	0.1%	-1.3%
2007	68.1%	68.1%	68.0%	70.7%	0.0%	0.1%	-2.6%
2008	70.3%	70.3%	70.3%	69.7%	0.0%	0.0%	0.6%
2009	79.4%	79.4%	79.4%	71.9%	0.0%	0.0%	7.5%
2010	77.4%	77.4%	77.2%	73.6%	0.0%	0.2%	3.8%
2011	74.2%	74.2%	74.0%	72.5%	0.0%	0.2%	1.7%
2012	73.2%	73.3%	73.4%	71.4%	-0.1%	-0.2%	1.8%
2013	73.5%	73.5%	73.7%	72.0%	0.0%	-0.2%	1.5%
2014	72.8%	72.8%	72.6%	71.8%	0.0%	0.2%	1.0%
2015 (2)	68.2%	68.9%	—	68.1%	-0.7%	—	0.1%

(1)
Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment.  Contractual repayments include both principal and interest.

(2)
The forecasted collection rate for 2015 Consumer Loans as of September 30, 2015 includes both Consumer Loans that were in our portfolio as of June 30, 2015 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Variance from
2015 Consumer Loan Assignment Period	September 30, 2015	June 30, 2015	Initial Forecast	June 30, 2015	Initial Forecast
January 1, 2015 through June 30, 2015	69.0%	68.9%	68.6%	0.1%	0.4%
July 1, 2015 through September 30, 2015	66.5%	—	—	—	—

Consumer Loans assigned in 2009 through 2014 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2008 and 2015, actual results have been very close to our initial estimates. For the three months ended September 30, 2015, forecasted collection rates were generally consistent with expectations at the start of the period for all assignment years presented. For the nine months ended September 30, 2015, forecasted collection rates improved for Consumer Loans assigned in 2010, 2011 and 2014, declined for Consumer Loans assigned in 2012 and 2013, and were generally consistent with expectations at the start of the period for all other assignment years presented.

The initial forecast for Consumer Loans assigned in the first nine months of 2015 was lower than the initial forecast for Consumer Loans assigned in 2014. The lower initial forecast reflects a change in the mix of Consumer Loan assignments received during the first nine months of 2015, including a longer average initial loan term. The average initial term for Consumer Loans assigned in the first nine months of 2015 was 49.7 months as compared to 46.9 months for Consumer Loans assigned in 2014.

The initial forecast for Consumer Loans assigned in the third quarter of 2015 was lower than the initial forecast for Consumer Loans assigned in the first six months of 2015. The lower initial forecast reflects a change in the mix of Consumer Loan assignments received during the third quarter of 2015.

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

(In millions)	As of September 30, 2015
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,021.3	$422.6	$1,443.9	$1,705.2	$40.6	$1,745.8
Allowance for credit losses	—	—	—	(221.8)	(8.4)	(230.2)
Loans receivable, net	$1,021.3	$422.6	$1,443.9	$1,483.4	$32.2	$1,515.6

(In millions)	As of December 31, 2014
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$945.1	$317.7	$1,262.8	$1,444.7	$12.3	$1,457.0
Allowance for credit losses	—	—	—	(198.1)	(8.8)	(206.9)
Loans receivable, net	$945.1	$317.7	$1,262.8	$1,246.6	$3.5	$1,250.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Three Months Ended September 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$209.4	$8.5	$217.9
Provision for credit losses	13.4	(0.2)	13.2
Write-offs	(1.3)	—	(1.3)
Recoveries (1)	0.3	0.1	0.4
Balance, end of period	$221.8	$8.4	$230.2

(In millions)	For the Three Months Ended September 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$195.8	$9.0	$204.8
Provision for credit losses	4.0	0.1	4.1
Write-offs	(1.1)	(0.1)	(1.2)
Recoveries (1)	0.4	0.1	0.5
Balance, end of period	$199.1	$9.1	$208.2

(In millions)	For the Nine Months Ended September 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$198.1	$8.8	$206.9
Provision for credit losses	28.2	(0.4)	27.8
Write-offs	(5.7)	(0.2)	(5.9)
Recoveries (1)	1.2	0.2	1.4
Balance, end of period	$221.8	$8.4	$230.2

(In millions)	For the Nine Months Ended September 30, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$185.7	$9.7	$195.4
Provision for credit losses	14.0	(0.6)	13.4
Write-offs	(2.0)	(0.1)	(2.1)
Recoveries (1)	1.4	0.1	1.5
Balance, end of period	$199.1	$9.1	$208.2

(1)	Represents collections received on previously written off Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DEBT

We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) revolving secured warehouse (“Warehouse”) facilities; (3) asset-backed secured financings (“Term ABS”) and (4) senior notes.  General information for each of our financing transactions in place as of September 30, 2015 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate as of September 30, 2015
Revolving Secured Line of Credit	n/a	06/22/2018		$310.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	07/18/2017	(3)	$400.0	Commercial paper rate or LIBOR plus 200 basis points (2)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	04/30/2018	(3)	$75.0	LIBOR plus 200 basis points (2)
Warehouse Facility V (1)	CAC Warehouse Funding LLC V	09/10/2017	(4)	$100.0	LIBOR plus 160 basis points (2)
Warehouse Facility VI (1)	CAC Warehouse Funding LLC VI	09/30/2018	(3)	$75.0	LIBOR plus 200 basis points
Term ABS 2013-1 (1)	Credit Acceptance Funding LLC 2013-1	04/15/2015	(3)	$140.3	Fixed rate
Term ABS 2013-2 (1)	Credit Acceptance Funding LLC 2013-2	10/15/2015	(3)	$197.8	Fixed rate
Term ABS 2014-1 (1)	Credit Acceptance Funding LLC 2014-1	04/15/2016	(3)	$299.0	Fixed rate
Term ABS 2014-2 (1)	Credit Acceptance Funding LLC 2014-2	09/15/2016	(3)	$349.0	Fixed rate
Term ABS 2015-1 (1)	Credit Acceptance Funding LLC 2015-1	01/16/2017	(3)	$300.6	Fixed rate
Term ABS 2015-2 (1)	Credit Acceptance Funding LLC 2015-2	08/15/2017	(3)	$300.2	Fixed rate
2021 Senior Notes	n/a	02/15/2021		$300.0	Fixed rate
2023 Senior Notes	n/a	03/15/2023		$250.0	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(3)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.

(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2019 will be due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revolving Secured Line of Credit
Maximum outstanding balance	$142.6	$163.5	$206.3	$204.7
Average outstanding balance	30.0	101.2	48.0	102.2
Warehouse Facility II
Maximum outstanding balance	$200.8	$290.2	$200.8	$290.2
Average outstanding balance	4.4	152.9	10.6	89.6
Warehouse Facility IV
Maximum outstanding balance	$12.0	$26.7	$35.0	$26.7
Average outstanding balance	12.0	24.5	8.2	21.7
Warehouse Facility V (1)
Maximum outstanding balance	$99.2	$58.8	$99.2	$75.0
Average outstanding balance	9.6	2.5	16.4	7.4
Warehouse Facility VI
Maximum outstanding balance	$—	$—	$—	$—
Average outstanding balance	—	—	—	—

(1)
In connection with the renewal of this warehouse facility in the third quarter of 2014, we formed a new wholly owned subsidiary, CAC Warehouse Funding LLC V, which replaced CAC Warehouse Funding III, LLC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2015	December 31, 2014
Revolving Secured Line of Credit
Balance outstanding	$—	$119.5
Amount available for borrowing (1)	310.0	115.5
Interest rate	2.06%	2.16%
Warehouse Facility II
Balance outstanding	$—	$81.3
Amount available for borrowing (1)	400.0	243.7
Loans pledged as collateral	—	104.1
Restricted cash and cash equivalents pledged as collateral	1.7	2.0
Interest rate	2.20%	2.16%
Warehouse Facility IV
Balance outstanding	$12.0	$19.9
Amount available for borrowing (1)	63.0	55.1
Loans pledged as collateral	22.8	44.9
Restricted cash and cash equivalents pledged as collateral	0.9	1.4
Interest rate	2.19%	2.17%
Warehouse Facility V
Balance outstanding	$—	$17.9
Amount available for borrowing (1)	100.0	57.1
Loans pledged as collateral	—	34.9
Restricted cash and cash equivalents pledged as collateral	1.1	1.2
Interest rate	1.80%	1.77%
Warehouse Facility VI
Balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	—
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	0.1	—
Interest rate	2.20%	—%
Term ABS 2012-1
Balance outstanding	$—	$43.8
Loans pledged as collateral	—	145.1
Restricted cash and cash equivalents pledged as collateral	—	19.3
Interest rate	—%	3.04%
Term ABS 2012-2
Balance outstanding	$—	$184.0
Loans pledged as collateral	—	278.6
Restricted cash and cash equivalents pledged as collateral	—	27.8
Interest rate	—%	1.67%
Term ABS 2013-1
Balance outstanding	$74.3	$140.3
Loans pledged as collateral	159.1	186.7
Restricted cash and cash equivalents pledged as collateral	16.5	16.7
Interest rate	1.40%	1.31%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2013-2
Balance outstanding	$197.8	$197.8
Loans pledged as collateral	246.2	248.9
Restricted cash and cash equivalents pledged as collateral	23.4	21.2
Interest rate	1.67%	1.67%
Term ABS 2014-1
Balance outstanding	$299.0	$299.0
Loans pledged as collateral	364.5	426.2
Restricted cash and cash equivalents pledged as collateral	33.6	31.6
Interest rate	1.72%	1.72%
Term ABS 2014-2
Balance outstanding	$349.0	$349.0
Loans pledged as collateral	433.2	440.7
Restricted cash and cash equivalents pledged as collateral	38.9	36.2
Interest rate	2.05%	2.05%
Term ABS 2015-1
Balance outstanding	$300.6	$—
Loans pledged as collateral	372.7	—
Restricted cash and cash equivalents pledged as collateral	30.3	—
Interest rate	2.26%	—%
Term ABS 2015-2
Balance outstanding	$300.2	$—
Loans pledged as collateral	401.4	—
Restricted cash and cash equivalents pledged as collateral	28.9	—
Interest rate	2.63%	—%
2021 Senior Notes
Balance outstanding	$300.0	$300.0
Interest rate	6.125%	6.125%
2023 Senior Notes
Balance outstanding (2)	$248.3	$—
Interest rate	7.375%	—%

(1)	Availability may be limited by the amount of assets pledged as collateral.

(2)	As of September 30, 2015 the outstanding balance presented for the 2023 Senior Notes includes an unamortized debt discount of $1.7 million.

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

Warehouse Facilities

We have four Warehouse facilities with total borrowing capacity of $650.0 million.  Each of the facilities are with different institutional investors. On May 13, 2015, we extended the date on which our $75.0 million Warehouse Facility IV will cease to revolve from April 5, 2016 to April 30, 2018. On May 19, 2015, we increased the facility limit of Warehouse Facility II from $325.0 million to $400.0 million. On June 11, 2015, we increased the facility limit of Warehouse Facility V from $75.0 million to $100.0 million. There were no other material changes to the terms of the facilities. On September 30, 2015, we entered into Warehouse Facility VI, a $75.0 million revolving secured warehouse facility. The facility will cease to revolve on September 30, 2018. Borrowings under the facility will bear interest at a rate equal to LIBOR plus 200 basis points.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS Financings

Our wholly-owned subsidiaries (the “Funding LLCs”), have completed secured financing transactions with qualified institutional investors.  In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC.  In turn, each Funding LLC contributed the Loans to a respective trust that issued notes to qualified institutional investors.  The Term ABS 2013-1, 2013-2, 2014-1, 2014-2, 2015-1 and 2015-2 transactions each consist of three classes of notes. The Class C Notes for each Term ABS financing, other than Term ABS 2015-1 and 2015-2, do not bear interest and have been retained by us.

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

The table below sets forth certain additional details regarding the outstanding Term ABS Financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	24-month Revolving Period
Term ABS 2013-1	April 25, 2013	$187.8	Through April 15, 2015
Term ABS 2013-2	October 31, 2013	$250.1	Through October 15, 2015
Term ABS 2014-1	April 16, 2014	$374.7	Through April 15, 2016
Term ABS 2014-2	September 25, 2014	$437.6	Through September 15, 2016
Term ABS 2015-1	January 29, 2015	$375.9	Through January 16, 2017
Term ABS 2015-2	August 20, 2015	$375.5	Through August 15, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Senior Notes

On March 30, 2015, we issued $250.0 million aggregate principal amount of 7.375% Senior Notes due 2023 (the “2023 senior notes”). The notes were issued pursuant to an indenture, dated as of March 30, 2015, among the Company, the Company’s subsidiaries Buyers Vehicle Protection Plan, Inc. and Vehicle Remarketing Services, Inc. (collectively, the “Guarantors”), and U.S. Bank National Association, as trustee.

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

On January 22, 2014, we issued $300.0 million aggregate principal amount of 6.125% senior notes due 2021 (the “2021 senior notes”). The 2021 senior notes were issued pursuant to an indenture, dated as of January 22, 2014, among the Company, the Guarantors, and U.S. Bank National Association, as trustee.

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

Debt Covenants

As of September 30, 2015, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of September 30, 2015, we were in compliance with all such covenants.  As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on our Warehouse facilities.  The following tables provide the terms of our interest rate cap agreements that were in effect as of September 30, 2015 and December 31, 2014:

As of September 30, 2015
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2014	06/2016	$325.0	5.50%
75.0	Warehouse Facility IV	Cap Floating Rate	03/2014	03/2017	75.0	5.50%
100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%

As of December 31, 2014
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	12/2014	06/2016	$325.0	5.50%

75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	09/2015	29.3	5.50%
		Cap Floating Rate	03/2014	03/2017	45.7	5.50%
					75.0

75.0	Warehouse Facility V	Cap Floating Rate	06/2012	07/2015	56.3	5.00%

(1)	Rate excludes the spread over the LIBOR rate or the commercial paper rate, as applicable.

The interest rate caps have not been designated as hedging instruments.  As of September 30, 2015 and December 31, 2014, the interest rate caps had a fair value of less than $0.1 million as the capped rates were significantly above market rates.

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

Restricted Securities Available for Sale.  Restricted securities consist of amounts held in trusts by TPPs to pay claims on vehicle service contracts.  Securities for which we do not have the intent or ability to hold to maturity are classified as available for sale and stated at fair value.  The fair value of U.S. Government and agency securities and corporate bonds is based on quoted market values in active markets.  For asset-backed securities and mortgage-backed securities, we use model-based valuation techniques for which all significant assumptions are observable in the market.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In millions)
	As of September 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$134.7	$134.7	$6.4	$6.4
Restricted cash and cash equivalents	176.0	176.0	157.6	157.6
Restricted securities available for sale	50.5	50.5	53.2	53.2
Net investment in Loans receivable	2,959.5	2,977.2	2,512.9	2,517.3
Liabilities
Revolving secured line of credit	$—	$—	$119.5	$119.5
Secured financing	1,532.9	1,532.6	1,333.0	1,334.7
Senior notes	548.3	557.9	300.0	299.3

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments on a recurring basis, as of September 30, 2015 and December 31, 2014:

(In millions)
	As of September 30, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$134.7	$—	$—	$134.7
Restricted cash and cash equivalents	176.0	—	—	176.0
Restricted securities available for sale	40.8	9.7	—	50.5
Net investment in Loans receivable	—	—	2,977.2	2,977.2
Liabilities
Secured financing	$—	$1,532.6	$—	$1,532.6
Senior notes	557.9	—	—	557.9

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

Affiliated Dealer Loan balances were $9.5 million and $8.7 million as of September 30, 2015 and December 31, 2014, respectively.  As of September 30, 2015 and December 31, 2014, affiliated Dealer Loan balances were 0.3% and 0.4% of total consolidated Dealer Loan balances, respectively. A summary of related party Loan activity is as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2015		2014
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$0.5	0.3%	$0.4	0.3%
New Consumer Loan assignments (1)	1.1	0.2%	0.9	0.2%
Accelerated Dealer Holdback payments	—	—%	—	—%
Dealer Holdback payments	0.3	0.8%	0.3	0.9%

(Dollars in millions)	For the Nine Months Ended September 30,
	2015		2014
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$1.4	0.3%	$1.2	0.3%
New Consumer Loan assignments (1)	3.6	0.2%	3.0	0.2%
Accelerated Dealer Holdback payments	0.1	0.3%	0.1	0.3%
Dealer Holdback payments	1.0	0.9%	1.1	1.1%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.         INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	1.8%	0.9%	1.8%	1.5%
Other	0.4%	-0.1%	0.2%	0.1%
Effective tax rate	37.2%	35.8%	37.0%	36.6%

The differences between the U.S. federal statutory rate and our effective tax rate are primarily due to state income taxes. The increases in the effective tax rates for the three and nine months ended September 30, 2015 compared to the same periods in 2014 were primarily due to higher effective tax rates in certain state tax jurisdictions.

11.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares outstanding:
Common shares	20,414,667	21,402,969	20,413,238	21,978,263
Vested restricted stock units	532,160	485,622	525,609	772,605
Basic number of weighted average shares outstanding	20,946,827	21,888,591	20,938,847	22,750,868
Dilutive effect of stock options	—	—	—	4,393
Dilutive effect of restricted stock and restricted stock units	5,884	6,631	10,661	20,936
Dilutive number of weighted average shares outstanding	20,952,711	21,895,222	20,949,508	22,776,197

For the three and nine months ended September 30, 2015 and 2014, there were no restricted stock or restricted stock units that would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

12.         STOCK REPURCHASES

Our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive.  On March 7, 2013, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations.  As of September 30, 2015, we had authorization to repurchase 324,456 shares of our common stock.

The following table summarizes our stock repurchases for the nine months ended September 30, 2015 and 2014:

(Dollars in millions)	For the Nine Months Ended September 30,
	2015		2014
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Tender Offer (1)	—	$—	1,553,170	$200.3
Other (2)	6,065	1.1	137,876	18.4
Total	6,065	$1.1	1,691,046	$218.7

(1)	Tender Offer Cost amounts include offering costs of $0.3 million for the nine months ended September 30, 2014.

(2)	Represents shares of common stock released to us as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units.

13.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted stock	$0.8	$0.6	$2.5	$2.2
Restricted stock units	2.5	1.2	7.5	7.4
Total	$3.3	$1.8	$10.0	$9.6

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

On September 18, 2015, we received a subpoena from the Attorney General of the State of New York, Civil Rights Bureau relating to the Company’s origination and collection of Consumer Loans in the state of New York.  We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time.  As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

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

For the three months ended September 30, 2015, consolidated net income was $74.0 million, or $3.53 per diluted share, compared to $74.0 million, or $3.38 per diluted share, for the same period in 2014. Consolidated net income for the three months ended September 30, 2015 was consistent with the same period in 2014, primarily due to higher finance charges as a result of an increase in the average balance of our Loan portfolio, offset by higher operating expenses, provision for credit losses and interest expense. For the nine months ended September 30, 2015, consolidated net income was $219.7 million, or $10.49 per diluted share, compared to $193.2 million, or $8.48 per diluted share, for the same period in 2014. The increase in consolidated net income for the nine months ended September 30, 2015 was primarily due to a loss on extinguishment of debt related to the redemption of senior notes in the first quarter of 2014 and an increase in the average balance of our Loan portfolio.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of September 30, 2015, with the forecasts as of June 30, 2015, as of December 31, 2014, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Variance in Forecasted Collection Percentage from
Consumer Loan Assignment Year	September 30, 2015	June 30, 2015	December 31, 2014	Initial Forecast	June 30, 2015	December 31, 2014	Initial Forecast
2006	70.1%	70.1%	70.0%	71.4%	0.0%	0.1%	-1.3%
2007	68.1%	68.1%	68.0%	70.7%	0.0%	0.1%	-2.6%
2008	70.3%	70.3%	70.3%	69.7%	0.0%	0.0%	0.6%
2009	79.4%	79.4%	79.4%	71.9%	0.0%	0.0%	7.5%
2010	77.4%	77.4%	77.2%	73.6%	0.0%	0.2%	3.8%
2011	74.2%	74.2%	74.0%	72.5%	0.0%	0.2%	1.7%
2012	73.2%	73.3%	73.4%	71.4%	-0.1%	-0.2%	1.8%
2013	73.5%	73.5%	73.7%	72.0%	0.0%	-0.2%	1.5%
2014	72.8%	72.8%	72.6%	71.8%	0.0%	0.2%	1.0%
2015 (2)	68.2%	68.9%	—	68.1%	-0.7%	—	0.1%

(1)
Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment.  Contractual repayments include both principal and interest.

(2)
The forecasted collection rate for 2015 Consumer Loans as of September 30, 2015 includes both Consumer Loans that were in our portfolio as of June 30, 2015 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Variance from
2015 Consumer Loan Assignment Period	September 30, 2015	June 30, 2015	Initial Forecast	June 30, 2015	Initial Forecast
January 1, 2015 through June 30, 2015	69.0%	68.9%	68.6%	0.1%	0.4%
July 1, 2015 through September 30, 2015	66.5%	—	—	—	—

Consumer Loans assigned in 2009 through 2014 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2008 and 2015, actual results have been very close to our initial estimates. For the three months ended September 30, 2015, forecasted collection rates were generally consistent with expectations at the start of the period for all assignment years presented. For the nine months ended September 30, 2015, forecasted collection rates improved for Consumer Loans assigned in 2010, 2011 and 2014, declined for Consumer Loans assigned in 2012 and 2013, and were generally consistent with expectations at the start of the period for all other assignment years presented.

The initial forecast for Consumer Loans assigned in the first nine months of 2015 was lower than the initial forecast for Consumer Loans assigned in 2014. The lower initial forecast reflects a change in the mix of Consumer Loan assignments received during the first nine months of 2015, including a longer average initial loan term. The average initial term for Consumer Loans assigned in the first nine months of 2015 was 49.7 months as compared to 46.9 months for Consumer Loans assigned in 2014.

The initial forecast for Consumer Loans assigned in the third quarter of 2015 was lower than the initial forecast for Consumer Loans assigned in the first six months of 2015. The lower initial forecast reflects a change in the mix of Consumer Loan assignments received during the third quarter of 2015.

Forecasting collection rates accurately at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2015.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of September 30, 2015
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2006	70.1%	46.6%	23.5%	99.8%
2007	68.1%	46.5%	21.6%	99.5%
2008	70.3%	44.6%	25.7%	99.2%
2009	79.4%	43.9%	35.5%	99.2%
2010	77.4%	44.7%	32.7%	98.7%
2011	74.2%	45.5%	28.7%	96.5%
2012	73.2%	46.3%	26.9%	88.1%
2013	73.5%	47.6%	25.9%	70.0%
2014	72.8%	47.7%	25.1%	43.2%
2015 (3)	68.2%	44.8%	23.4%	12.5%

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

(3)
The forecasted collection rate, advance rate and spread for 2015 Consumer Loans as of September 30, 2015 include both Consumer Loans that were in our portfolio as of June 30, 2015 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates and spreads for each of these segments:

	As of September 30, 2015
2015 Consumer Loan Assignment Period	Forecasted Collection %	Advance %	Spread %
January 1, 2015 through June 30, 2015	69.0%	45.3%	23.7%
July 1, 2015 through September 30, 2015	66.5%	43.7%	22.8%

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

The spread between the forecasted collection rate and the advance rate has ranged from 21.6% to 35.5% over the last 10 years. The spread was at the high end of this range in 2009 and 2010, when the competitive environment was unusually favorable and much lower during other years (2006, 2007, 2014 and 2015) when competition was more intense. The spread declined from 25.1% in 2014 to 23.4% through the first nine months of 2015 as a result in a change in the mix of Consumer Loan assignments and the performance of 2014 Consumer Loans, which has exceeded our initial estimates by a greater margin than 2015 Consumer Loans.

The decline in the advance rate from the first six months of 2015 to the third quarter of 2015 reflects a change in the mix of Consumer Loan assignments received during the third quarter of 2015. The decline in the spread from the first six months of 2015 to the third quarter of 2015 was primarily the result of the performance of Consumer Loans assigned during the first six months of 2015 exceeding the performance of Consumer Loans assigned during the third quarter of 2015.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of September 30, 2015 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
Dealer Loans	2007	68.0%	45.8%	22.2%
	2008	70.7%	43.3%	27.4%
	2009	79.4%	43.4%	36.0%
	2010	77.4%	44.4%	33.0%
	2011	74.1%	45.2%	28.9%
	2012	73.2%	46.1%	27.1%
	2013	73.5%	47.1%	26.4%
	2014	72.6%	47.2%	25.4%
	2015	67.7%	43.8%	23.9%

Purchased Loans	2007	68.4%	49.1%	19.3%
	2008	69.6%	46.7%	22.9%
	2009	79.6%	45.3%	34.3%
	2010	77.2%	46.2%	31.0%
	2011	74.5%	47.5%	27.0%
	2012	73.5%	47.9%	25.6%
	2013	73.2%	50.2%	23.0%
	2014	73.6%	51.6%	22.0%
	2015	71.0%	50.3%	20.7%

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.2:1 as of September 30, 2015.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last seven quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2014	14.3%	16.2%
June 30, 2014	4.5%	5.7%
September 30, 2014	4.7%	6.1%
December 31, 2014	19.4%	25.4%
March 31, 2015	28.4%	32.5%
June 30, 2015	30.6%	28.6%
September 30, 2015	41.3%	32.9%

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

Unit and dollar volumes grew 41.3% and 32.9%, respectively, during the third quarter of 2015 as the number of active Dealers grew 27.5% and average volume per active Dealer grew 10.6%. Dollar volume grew slower than unit volume during the third quarter of 2015 due to a decline in the average advance paid per unit. This decline was the result of a decrease in the average advance rate due to a decrease in the average initial forecast of the Consumer Loans assigned, partially offset by an increase in the average size of the Consumer Loans assigned primarily due to an increase in the average initial loan term.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Consumer Loan unit volume	73,614	52,086	41.3%	223,948	168,282	33.1%
Active Dealers (1)	6,406	5,023	27.5%	8,061	6,556	23.0%
Average volume per active Dealer	11.5	10.4	10.6%	27.8	25.7	8.2%

       (1)      Active Dealers are Dealers who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Consumer Loan unit volume from Dealers active both periods	50,488	44,964	12.3%	177,793	154,027	15.4%
Dealers active both periods	3,633	3,633	-	4,898	4,898	-
Average volume per Dealers active both periods	13.9	12.4	12.3%	36.3	31.4	15.4%

Consumer Loan unit volume from new Dealers	4,354	2,594	67.8%	30,392	17,180	76.9%
New active Dealers (1)	863	628	37.4%	2,474	1,774	39.5%
Average volume per new active Dealers	5.0	4.1	22.0%	12.3	9.7	26.8%

Attrition (2)	-13.7%	-16.0%		-8.5%	-8.5%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Dealer Loan unit volume as a percentage of total unit volume	87.3%	90.5%	87.9%	91.3%
Dealer Loan dollar volume as a percentage of total dollar volume (1)	82.2%	87.5%	83.7%	88.5%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of September 30, 2015 and December 31, 2014, the net Dealer Loans receivable balance was 84.6% and 87.2%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(In millions, except share and per share data)	For the Three Months Ended September 30,
	2015	2014	% Change
Revenue:
Finance charges	$186.2	$158.0	17.8%
Premiums earned	12.0	12.7	-5.5%
Other income	12.0	11.0	9.1%
Total revenue	210.2	181.7	15.7%
Costs and expenses:
Salaries and wages	28.6	22.0	30.0%
General and administrative	9.8	8.7	12.6%
Sales and marketing	11.9	8.7	36.8%
Provision for credit losses	13.2	4.1	222.0%
Interest	20.4	13.5	51.1%
Provision for claims	8.4	9.4	-10.6%
Total costs and expenses	92.3	66.4	39.0%
Income before provision for income taxes	117.9	115.3	2.3%
Provision for income taxes	43.9	41.3	6.3%
Net income	$74.0	$74.0	—%
Net income per share:
Basic	$3.53	$3.38	4.4%
Diluted	$3.53	$3.38	4.4%
Weighted average shares outstanding:
Basic	20,946,827	21,888,591	-4.3%
Diluted	20,952,711	21,895,222	-4.3%

The following table highlights changes in net income for the three months ended September 30, 2015, as compared to 2014:

(In millions)	Change
Net income for the three months ended September 30, 2014	$74.0
Increase in finance charges	28.2
Decrease in premiums earned	(0.7)
Increase in other income	1.0
Increase in operating expenses (1)	(10.9)
Increase in provision for credit losses	(9.1)
Increase in interest	(6.9)
Decrease in provision for claims	1.0
Increase in provision for income taxes	(2.6)
Net income for the three months ended September 30, 2015	$74.0

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the three months ended September 30, 2015, finance charges increased $28.2 million, or 17.8%, as compared to the same period in 2014.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2015	2014	Change
Average net Loans receivable balance	$2,892.1	$2,378.8	$513.3
Average yield on our Loan portfolio	25.8%	26.6%	-0.8%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended September 30, 2015:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended September 30, 2015
Due to an increase in the average net Loans receivable balance	$34.1
Due to a decrease in the average yield	(5.9)
Total increase in finance charges	$28.2

The increase in the average net Loans receivable balance was primarily due to the year-over-year growth in Consumer Loan assignment volume in recent years.  The average yield on our Loan portfolio for the three months ended September 30, 2015 decreased as compared to the same period in 2014 due to lower yields on new Consumer Loan assignments.

Premiums Earned.  For the three months ended September 30, 2015, premiums earned decreased $0.7 million, or 5.5%, as compared to the same period in 2014.  The decrease was primarily due to a decrease in the size of our reinsurance portfolio, which was the result of a decline in premiums written on vehicle service contracts. While we have experienced year-over-year growth in Consumer Loan assignment volume in recent years, the percentage of Consumer Loan assignments with reinsured vehicle service contracts has declined.

Other Income.  For the three months ended September 30, 2015, other income increased $1.0 million, or 9.1%, as compared to the same period in 2014. The increase in other income was primarily due to an increase in Global Positioning Systems with Starter Interrupt Devices (GPS-SID) fee income due to an increase in the number of units purchased by Dealers from third party providers, which was primarily the result of current year growth in Consumer Loan assignment volume.

Operating Expenses.  For the three months ended September 30, 2015, operating expenses increased $10.9 million, or 27.7%, as compared to the same period in 2014.  The increase in operating expenses was primarily due to the following:

•	An increase in salaries and wages expense of $6.6 million, or 30.0%, comprised of the following:

•	An increase of $2.9 million in cash-based incentive compensation expense primarily due to a year-over-year improvement in Company performance measures.

•
An increase of $1.5 million in stock-based compensation expense primarily due to amounts recorded in the prior year related to a change in the expected vesting period of performance-based stock awards.

•
Excluding the increase in cash-based incentive compensation and stock-based compensation expense, salaries and wages expense increased $2.2 million primarily related to increases of $1.6 million for our support function and $0.4 million for our originations function.

•
An increase in sales and marketing expense of $3.2 million, or 36.8%, primarily as a result of an increase in sales commissions related to growth in Consumer Loan assignment volume and an increase in the base salaries of our sales force.

Provision for Credit Losses.  For the three months ended September 30, 2015, the provision for credit losses increased $9.1 million, or 222.0%, as compared to the same period in 2014.  Under GAAP, when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the three months ended September 30, 2015, overall Consumer Loan performance was generally consistent with our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $13.2 million for the three months ended September 30, 2015, of which $13.4 million related to Dealer Loans partially offset by a reversal of $0.2 million related to Purchased Loans. During the three months ended September 30, 2014, overall Consumer Loan performance exceeded our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $4.1 million for the three months ended September 30, 2014, of which $4.0 million related to Dealer Loans and $0.1 million related to Purchased Loans.

Interest.  For the three months ended September 30, 2015, interest expense increased $6.9 million, or 51.1%, as compared to the same period in 2014. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended September 30, 2015 and 2014:

(Dollars in millions)	For the Three Months Ended September 30,
	2015	2014
Interest expense	$20.4	$13.5
Average outstanding debt balance	2,001.5	1,626.6
Average cost of debt	4.1%	3.3%

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

Provision for Claims.  For the three months ended September 30, 2015, provision for claims decreased $1.0 million, or 10.6%, as compared to the same period in 2014.  The decrease was due to a decrease in the size of our reinsurance portfolio and a decrease in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the three months ended September 30, 2015, the effective tax rate increased to 37.2% from 35.8% in the same period in 2014. The increase was primarily due to higher effective tax rates in certain state tax jurisdictions.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(In millions, except share and per share data)	For the Nine Months Ended September 30,
	2015	2014	% Change
Revenue:
Finance charges	$536.3	$468.7	14.4%
Premiums earned	36.7	39.5	-7.1%
Other income	34.5	30.2	14.2%
Total revenue	607.5	538.4	12.8%
Costs and expenses:
Salaries and wages	87.5	72.0	21.5%
General and administrative	28.0	25.4	10.2%
Sales and marketing	34.5	27.1	27.3%
Provision for credit losses	27.8	13.4	107.5%
Interest	54.9	42.8	28.3%
Provision for claims	26.2	31.4	-16.6%
Loss on extinguishment of debt	—	21.8	-100.0%
Total costs and expenses	258.9	233.9	10.7%
Income before provision for income taxes	348.6	304.5	14.5%
Provision for income taxes	128.9	111.3	15.8%
Net income	$219.7	$193.2	13.7%
Net income per share:
Basic	$10.49	$8.49	23.6%
Diluted	$10.49	$8.48	23.7%
Weighted average shares outstanding:
Basic	20,938,847	22,750,868	-8.0%
Diluted	20,949,508	22,776,197	-8.0%

The following table highlights changes in net income for the nine months ended September 30, 2015, as compared to 2014:

(In millions)	Change
Net income for the nine months ended September 30, 2014	$193.2
Increase in finance charges	67.6
Decrease in premiums earned	(2.8)
Increase in other income	4.3
Increase in operating expenses (1)	(25.5)
Increase in provision for credit losses	(14.4)
Increase in interest	(12.1)
Decrease in provision for claims	5.2
Decrease in loss on extinguishment of debt	21.8
Increase in provision for income taxes	(17.6)
Net income for the nine months ended September 30, 2015	$219.7

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the nine months ended September 30, 2015, finance charges increased $67.6 million, or 14.4%, as compared to the same period in 2014.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Nine Months Ended September 30,
	2015	2014	Change
Average net Loans receivable balance	$2,761.4	$2,324.0	$437.4
Average yield on our Loan portfolio	25.9%	26.9%	-1.0%

The following table summarizes the impact each component had on the overall increase in finance charges for the nine months ended September 30, 2015:

(In millions)	Year over Year Change
Impact on finance charges:	For the Nine Months Ended September 30, 2015
Due to an increase in the average net Loans receivable balance	$88.2
Due to a decrease in the average yield	(20.6)
Total increase in finance charges	$67.6

The increase in the average net Loans receivable balance was primarily due to the year-over-year growth in Consumer Loan assignment volume in recent years.  The average yield on our Loan portfolio for the nine months ended September 30, 2015 decreased as compared to the same period in 2014 due to lower yields on new Consumer Loan assignments.

Premiums Earned.  For the nine months ended September 30, 2015, premiums earned decreased $2.8 million, or 7.1%, as compared to the same period in 2014.  The decrease was primarily due to a decrease in the size of our reinsurance portfolio, which was the result of a decline in premiums written on vehicle service contracts. While we have experienced year-over-year growth in Consumer Loan assignment volume in recent years, the percentage of Consumer Loan assignments with reinsured vehicle service contracts has declined.

Other Income.  For the nine months ended September 30, 2015, other income increased $4.3 million, or 14.2%, as compared to the same period in 2014. The increase in other income was primarily due to an increase in GPS-SID fee income due to an increase in the number of units purchased by Dealers from third party providers, which was primarily the result of current year growth in Consumer Loan assignment volume.

Operating Expenses.  For the nine months ended September 30, 2015, operating expenses increased $25.5 million, or 20.5%, as compared to the same period in 2014.  The increase in operating expenses was primarily due to the following:

•	An increase in salaries and wages expense of $15.5 million, or 21.5%, comprised of the following:

•	An increase of $7.6 million in cash-based incentive compensation expense primarily due to a year-over-year improvement in Company performance measures.

•	An increase of $2.5 million in fringe benefits primarily related to medical claims.

•	Excluding the increases in cash-based incentive compensation expense and fringe benefits, salaries and wages expense increased $5.4 million primarily related to an increase for our support function.

•
An increase in sales and marketing expense of $7.4 million, or 27.3%, primarily as a result of an increase in sales commissions related to growth in Consumer Loan assignment volume and an increase in the base salaries of our sales force.

Provision for Credit Losses.  For the nine months ended September 30, 2015, the provision for credit losses increased $14.4 million, or 107.5%, as compared to the same period in 2014. During the nine months ended September 30, 2015, overall Consumer Loan performance was generally consistent with our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $27.8 million for the nine months ended September 30, 2015, of which $28.2 million related to Dealer Loans partially offset by a reversal of $0.4 million related to Purchased Loans.  During the nine months ended September 30, 2014, overall Consumer Loan performance exceeded our expectations at the start of the period.  However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $13.4 million for the nine months ended September 30, 2014, of which $14.0 million related to Dealer Loans partially offset by a reversal of $0.6 million related to Purchased Loans.

Interest.  For the nine months ended September 30, 2015, interest expense increased $12.1 million, or 28.3%, as compared to the same period in 2014. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the nine months ended September 30, 2015 and 2014:

(Dollars in millions)	For the Nine Months Ended September 30,
	2015	2014
Interest expense	$54.9	$42.8
Average outstanding debt balance	1,931.1	1,583.3
Average cost of debt	3.8%	3.6%

The increase in interest expense was primarily due to an increase in the average outstanding debt balance. The average outstanding debt balance increased compared to the same period in 2014 due to debt proceeds used to fund the growth in new Consumer Loan assignments and stock repurchases.

Provision for Claims.  For the nine months ended September 30, 2015, provision for claims decreased $5.2 million, or 16.6%, as compared to the same period in 2014.  The decrease was due to a decrease in claims paid per reinsured vehicle service contract and a decrease in the size of our reinsurance portfolio.

Loss on extinguishment of debt.  For the nine months ended September 30, 2014, we recognized a loss on extinguishment of debt of $21.8 million related to the redemption of the 2017 senior notes. We used the net proceeds from the January 2014 issuance of the 2021 senior notes, together with borrowings under our revolving credit facilities, to fund the redemption of the 2017 senior notes.

Provision for Income Taxes.  For the nine months ended September 30, 2015, the effective tax rate increased to 37.0% from 36.6% in the same period in 2014. The increase was primarily due to higher effective tax rates in certain state tax jurisdictions.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.  There are various restrictive debt covenants for each financing arrangement and we were in compliance with those covenants as of September 30, 2015.  For information regarding these financings and the covenants included in the related documents, see Note 6 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

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

On June 11, 2015, we increased the facility limit of Warehouse Facility V from $75.0 million to $100.0 million and we increased the facility limit of our revolving secured line of credit facility from $235.0 million to $310.0 million. We also extended the maturity of our revolving secured line of credit facility from June 23, 2017 to June 22, 2018. There were no other material changes to the terms of the facilities.

On August 20, 2015, we completed a $300.2 million Term ABS financing which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 3.0% (including the initial purchaser’s fees and other costs) and it will revolve for 24 months after which it will amortize based upon the cash flows on the contributed Loans.

On September 30, 2015, we entered into Warehouse Facility VI, a $75.0 million revolving secured warehouse facility. The facility will cease to revolve on September 30, 2018. Borrowings under the facility will bear interest at a rate equal to LIBOR plus 200 basis points.

Cash and cash equivalents as of September 30, 2015 and December 31, 2014 was $134.7 million and $6.4 million, respectively.  As of September 30, 2015 and December 31, 2014, we had $948.0 million and $471.4 million in unused and available lines of credit, respectively. Our total balance sheet indebtedness increased $328.7 million to $2,081.2 million as of September 30, 2015 from $1,752.5 million as of December 31, 2014 due to the growth in new Consumer Loan assignments.

Contractual Obligations

A summary of our scheduled principal debt maturities as of September 30, 2015 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2015	$68.2
2016	490.5
2017	745.0
2018	229.2
2019	—
Over five years	550.0
Total	$2,082.9

(1)	The principal maturities of certain financings are estimated based on forecasted collections. The amounts presented exclude the unamortized debt discount of $1.7 million.

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

Regulation

On June 10, 2015, the Consumer Financial Protection Bureau ("CFPB") released its larger participant rule defining which nonbank automotive finance companies will be subject to supervision. The rule provides that nonbank auto finance companies that make, acquire, or refinance 10,000 or more loans or leases in a year will come under CFPB supervision. As expected, we will be subject to supervision by the CFPB.  The rule was officially published in the Federal Register on June 30, 2015, and became effective on August 31, 2015.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  These forward-looking statements represent our outlook only as of the date of this report.  While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties.  Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A to our Form 10-K for the year ended December 31, 2014, other risk factors discussed herein or listed from time to time in our reports filed with the SEC and the following:

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

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 6, 2015

INDEX OF EXHIBITS

The following documents are filed as part of this report.  Those exhibits previously filed and incorporated herein by reference are identified below.  Exhibits not required for this report have been omitted.  Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

Exhibit No.	Description
4.76
Indenture dated as of August 20, 2015, between Credit Acceptance Auto Loan Trust 2015-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 20, 2015).

4.77
Sale and Servicing Agreement dated as of August 20, 2015 among the Company, Credit Acceptance Auto Loan Trust 2015-2, Credit Acceptance Funding LLC 2015-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 20, 2015).

4.78
Backup Servicing Agreement dated as of August 20, 2015, among the Company, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Auto Loan Trust 2015-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 20, 2015).

4.79
Amended and Restated Trust Agreement dated as of August 20, 2015, between Credit Acceptance Funding LLC 2015-2 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 20, 2015).

4.80
Sale and Contribution Agreement dated as of August 20, 2015, between the Company and Credit Acceptance Funding LLC 2015-2 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 20, 2015).

4.81
Amended and Restated Intercreditor Agreement dated August 20, 2015, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Funding LLC 2014-2, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Funding LLC 2013-2, Credit Acceptance Funding LLC 2013-1, Credit Acceptance Auto Loan Trust 2015-2, Credit Acceptance Auto Loan Trust 2015-1, Credit Acceptance Auto Loan Trust 2014-2. Credit Acceptance Auto Loan Trust 2014-1, Credit Acceptance Auto Loan Trust 2013-2, Credit Acceptance Auto Loan Trust 2013-1, Fifth Third Bank, as agent, Wells Fargo Bank, National Association, as agent, Bank of Montreal, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 20, 2015).

4.82
Loan and Security Agreement dated as of September 30, 2015 among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, FSB (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2015).

4.83
Sale and Contribution Agreement dated as of September 30, 2015 between the Company and CAC Warehouse Funding LLC VI (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2015).

4.84
Amended and Restated Intercreditor Agreement dated September 30, 2015 among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Funding LLC 2014-2, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Funding LLC 2013-2, Credit Acceptance Funding LLC 2013-1, Credit Acceptance Auto Loan Trust 2015-2, Credit Acceptance Auto Loan Trust 2015-1, Credit Acceptance Auto Loan Trust 2014-2, Credit Acceptance Auto Loan Trust 2014-1, Credit Acceptance Auto Loan Trust 2013-2, Credit Acceptance Auto Loan Trust 2013-1, Wells Fargo Bank, National Association, Fifth Third Bank, Bank of Montreal, Flagstar Bank, FSB, and Comerica Bank (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2015).

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