Form 10-K
period 2015-12-31
CREDIT ACCEPTANCE CORP
filed 2016-02-12
CIK 885550

_________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of 8,040,633 shares of the Registrant's common stock held by non-affiliates on June 30, 2015 was approximately $1,979.4 million.  For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.  Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

At February 5, 2016, there were 20,132,945 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2016 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).
_________________________________________________________________________________________________________________

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2015

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2015	2014	2013
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	96.1%	95.7%	95.8%

Consumers and Dealers benefit from our programs as follows:

Consumers. We help change the lives of consumers who do not qualify for conventional automobile financing by helping them obtain quality transportation.  Without our financing programs, consumers are often unable to purchase a vehicle or they purchase an unreliable one.  Further, as we report to the three national credit reporting agencies, an important ancillary benefit of our programs is that we provide our consumers with an opportunity to improve their lives by improving their credit score and move on to more traditional sources of financing.

Dealers.  Our programs increase Dealers’ profits in the following ways:

•
Enables Dealers to sell cars to consumers who may not be able to obtain financing without our programs.  In addition, consumers often become repeat customers, returning to buy cars from the same Dealer over the years.

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

Principal Business

We offer our Dealers financing programs that enable them to sell vehicles to consumers, regardless of their credit history. We have two programs: the Portfolio Program and the Purchase Program.  Under the Portfolio Program, we advance money to Dealers (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loans.  Under the Purchase Program, we buy the Consumer Loans from the Dealers (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer.  Dealer Loans and Purchased Loans are collectively referred to as “Loans”.  The following table shows the percentage of Consumer Loans assigned to us based on unit volumes under each of the programs for each of the last three years:

For the Years Ended December 31,	Portfolio Program	Purchase Program
2013	93.5%	6.5%
2014	90.7%	9.3%
2015	87.4%	12.6%

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;

•	a cash advance from us; and

•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

Program Enrollment

Dealers may enroll in our Portfolio Program by (1) paying an up-front, one-time fee of $9,850, or (2) agreeing to allow us to retain 50% of their first accelerated Dealer Holdback payment. Access to the Purchase Program is typically only granted to Dealers that meet one of the following:

•	received first accelerated Dealer Holdback payment under the Portfolio Program;

•	franchise dealership; or

•	independent dealership that meets certain criteria upon enrollment.

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

•
Other income, which primarily consists of: GPS-SID fees, ancillary product profit sharing, remarketing fees, Dealer support products and services and Dealer enrollment fees.  For additional information, see Note 2 to the consolidated financial statements contained in Item 8 to this Form 10-K, which is incorporated herein by reference.

The following table sets forth the percent relationship to total revenue of each of these sources:

	For the Years Ended December 31,
Percent of Total Revenue	2015	2014	2013
Finance charges	88.5%	87.1%	86.6%
Premiums earned	5.8%	7.2%	7.5%
Other income	5.7%	5.7%	5.9%
Total revenue	100.0%	100.0%	100.0%

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

For the Years Ended December 31,	Dealer Enrollments	Active Dealers (1)
2013	2,761	6,394
2014	3,019	7,247
2015	4,285	9,064

(1)	Active Dealers are Dealers who have received funding for at least one Loan during the period.

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

Consumer Loan Assignment.  Once a Dealer has enrolled in our programs, the Dealer may begin assigning Consumer Loans to us.  For legal purposes, a Consumer Loan is considered to have been assigned to us after the following has occurred:

•	the consumer and Dealer have signed a Consumer Loan contract; and

•	we have received the executed Consumer Loan contract and supporting documentation in either physical or electronic form.

For accounting and financial reporting purposes, a Consumer Loan is considered to have been assigned to us after the following has occurred:

•	the Consumer Loan has been legally assigned to us; and

•	we have made a funding decision and generally have provided funding to the Dealer in the form of either an advance under the Portfolio Program or one-time purchase payment under the Purchase Program.

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

All Consumer Loans submitted to us for assignment are processed through our Credit Approval Processing System (“CAPS”).  CAPS allows Dealers to input a consumer’s credit application and view the response from us via the Internet.  CAPS allows Dealers to: (1) receive a quick approval from us; (2) interact with our proprietary credit scoring system to optimize the structure of each transaction prior to delivery; and (3) create, electronically execute and print Consumer Loan documents.  All responses include the amount of funding (advance for a Dealer Loan or purchase price for a Purchased Loan), as well as any stipulations required for funding.  The amount of funding is determined using a formula which considers a number of factors including the timing and amount of cash flows expected on the related Consumer Loan and our target return on capital at the time the Consumer Loan is submitted to us for assignment.  The estimated future cash flows are determined based upon our proprietary credit scoring system, which considers numerous variables, including attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information and other factors, to calculate a composite credit score that corresponds to an expected collection rate.  Our proprietary credit scoring system forecasts the collection rate based upon the historical performance of Consumer Loans in our portfolio that share similar characteristics.  The performance of our proprietary credit scoring system is evaluated monthly by comparing projected to actual Consumer Loan performance.  Adjustments are made to our proprietary credit scoring system as necessary.  For additional information on adjustments to forecasted collection rates, please see the Critical Accounting Estimates section in Item 7 of this Form 10-K, which is incorporated herein by reference.

While a Dealer can submit any legally compliant Consumer Loan to us for assignment, the decision whether to provide funding to the Dealer and the amount of any funding is made solely by us.  Through our Dealer Service Center, we perform all significant functions relating to the processing of the Consumer Loan applications and bear certain costs of Consumer Loan assignment, including the cost of assessing the adequacy of Consumer Loan documentation, compliance with underwriting and legal guidelines and the cost of verifying employment, residence and other information provided by the Dealer.

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

Our business model allows us to share the risk and reward of collecting on the Consumer Loans with the Dealers.  Such sharing is intended to motivate the Dealer to assign better quality Consumer Loans, follow our underwriting guidelines, comply with various legal regulations, meet our credit compliance requirements and provide appropriate service and support to the consumer after the sale.  In addition, our Dealer Service Center works closely with Dealers to assist them in resolving any documentation deficiencies or funding stipulations.  We believe this arrangement aligns our interests with the interests of the Dealer and the consumer.

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

Information on our Consumer Loans is presented in the following table:

	For the Years Ended December 31,
Average Consumer Loan Data	2015	2014	2013
Average size of Consumer Loan accepted	$16,354	$15,692	$15,445
Percentage change in average size of Consumer Loan	4.2%	1.6%	-0.1%
Average initial term (in months)	50	47	47

Servicing.  Our largest group of collectors services Consumer Loans that are in the early stages of delinquency.  Collection efforts typically consist of placing a call to the consumer within one day of the missed payment due date, although efforts may begin later for some segments of accounts.  Consumer Loans are segmented into dialing pools by various phone contact profiles in an effort to efficiently contact the consumer.  Our collectors work with consumers to attempt to reach a solution that will help them avoid becoming further past due and get them current where possible.

The decision to repossess a vehicle is based on policy-based criteria.  When a Consumer Loan is approved for repossession, the account is transferred to our repossession team.  Repossession personnel continue to service the Consumer Loan as it is being assigned to a third party repossession contractor, who works on a contingency fee basis.  Once a vehicle has been repossessed, the consumer can negotiate to redeem the vehicle, whereupon the vehicle is returned to the consumer in exchange for paying off the Consumer Loan balance; or, where appropriate or if required by law, the vehicle is returned to the consumer and the Consumer Loan is reinstated in exchange for a payment that reduces or eliminates the past due balance.  If this process is unsuccessful, the vehicle is sold at a wholesale automobile auction.  Prior to sale, the vehicle is typically inspected by a representative at the auction who provides repair and reconditioning recommendations.  Alternatively, our remarketing representatives may inspect the vehicle directly.  Our remarketing representatives then authorize any repair and reconditioning work in order to maximize the net sale proceeds at auction.

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

Collectors service Consumer Loans through our servicing platform, which consists of the following two systems:

•	The collection system, which assigns Consumer Loans to collectors through a predictive dialer and records all collection activity, including:

•	details of past phone conversations with the consumer;

•	collection letters sent;

•	promises to pay;

•	broken promises;

•	repossession orders; and

•	collection attorney activity.

•	The servicing system, which maintains a record of all transactions relating to Consumer Loan assignments and is a primary source of data utilized to:

•	determine the outstanding balance of the Consumer Loans;

•	forecast future collections;

•	establish the amount of revenue recognized by us;

•	calculate Dealer Holdback payments;

•	analyze the profitability of our program; and

•	evaluate our proprietary credit scoring system.

Ancillary Products

We provide Dealers the ability to offer vehicle service contracts to consumers through our relationships with Third Party Providers (“TPPs”). A vehicle service contract provides the consumer protection by paying for the repair or replacement of certain components of the vehicle in the event of a mechanical failure. The wholesale cost of the vehicle service contract is charged to the Dealer’s advance balance, and paid to the TPP, net of an administrative fee retained by us. We recognize our fee as part of finance charges on a level-yield basis based upon forecasted cash flows. The difference between the wholesale cost and the retail price to the consumer is paid to the Dealer as a commission. The commission is charged to the Dealer’s advance balance. TPPs process claims on vehicle service contracts that are underwritten by third party insurers. We bear the risk of loss for claims on certain vehicle service contracts that are reinsured by us. We market the vehicle service contracts directly to our Dealers. Our agreement with one of our TPPs allows us to receive profit sharing payments depending on the performance of the vehicle service contracts. Profit sharing payments from the TPP are received twice a year, if eligible.

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

We provide Dealers the ability to offer Guaranteed Asset Protection (“GAP”) to consumers through our relationships with TPPs. GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer's insurance policy in the event of a total loss of the vehicle due to severe damage or theft. The wholesale cost of GAP is charged to the Dealer’s advance balance, and paid to the TPP, net of an administrative fee retained by us. We recognize our fee as part of finance charges on a level-yield basis based upon forecasted cash flows. The difference between the wholesale cost and the retail price to the consumer is paid to the Dealer as a commission. The commission is charged to the Dealer’s advance balance. TPPs process claims on GAP contracts that are underwritten by third party insurers. Our agreement with one of our TPPs allows us to receive profit sharing payments depending on the performance of the GAP contracts. Profit sharing payments from the TPP are received once a year, if eligible.

We provide Dealers in certain states the ability to purchase Global Positioning Systems with Starter Interrupt Devices (“GPS-SID”) through our relationships with TPPs.  Through this program, Dealers can install GPS-SID on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle.  Dealers purchase GPS-SID directly from the TPPs.  The TPPs pay us a fee for each device sold, at which time the fee revenue is recognized in other income within our consolidated statements of income.

Competition

The market for consumers who do not qualify for conventional automobile financing is large and highly competitive.  The market is currently served by “buy here, pay here” dealerships, banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned.  Many of these companies are much larger and have greater resources than us.  We compete by offering a profitable and efficient method for Dealers to finance consumers who would be more difficult or less profitable to finance through other methods.  In addition, we compete on the basis of the level of service provided by our Dealer Service Center and sales personnel.

Customer and Geographic Concentrations

No single Dealer accounted for more than 10% of total revenues during any of the last three years.  Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2015 or 2014.  The following tables provide information regarding the five states that were responsible for the largest dollar volume of Consumer Loan assignments and the related number of active Dealers during 2015, 2014 and 2013:

	For the Year Ended December 31, 2015
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$232.3	10.7%	675	7.5%
New York	173.2	8.0%	615	6.8%
Ohio	144.3	6.7%	572	6.3%
Texas	128.8	5.9%	610	6.7%
Maryland	97.2	4.5%	208	2.3%
All other states	1,391.2	64.2%	6,384	70.4%
Total	$2,167.0	100.0%	9,064	100.0%
	For the Year Ended December 31, 2014
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$181.2	10.8%	551	7.6%
New York	162.1	9.7%	539	7.4%
Ohio	113.1	6.8%	436	6.0%
Texas	89.5	5.3%	427	5.9%
Pennsylvania	75.9	4.5%	340	4.7%
All other states	1,053.9	62.9%	4,954	68.4%
Total	$1,675.7	100.0%	7,247	100.0%
	For the Year Ended December 31, 2013
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$154.1	10.4%	502	7.9%
New York	147.9	10.0%	460	7.2%
Texas	81.5	5.5%	392	6.1%
Ohio	73.9	5.0%	359	5.6%
Pennsylvania	68.9	4.7%	306	4.8%
All other states	954.3	64.4%	4,375	68.4%
Total	$1,480.6	100.0%	6,394	100.0%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

(2)	Active Dealers are Dealers who have received funding for at least one Loan during the year.

Geographic Financial Information

For the three years ended December 31, 2015, 2014 and 2013, all of our revenues were derived from the United States.  As of December 31, 2015 and 2014, all of our long-lived assets were located in the United States.

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

In July 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted and a number of its provisions became effective in July 2011.  The Dodd-Frank Act restructured and enhanced the regulation and supervision of the financial services industry and created the Consumer Financial Protection Bureau (the “CFPB”).  The CFPB has rulemaking and enforcement authority over certain non-depository institutions, including us.  The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services.  Under the Dodd-Frank Act, the CFPB also may restrict the use of pre-dispute mandatory arbitration clauses in contracts between covered persons and consumers for a consumer financial product or service.  The CFPB also has authority to interpret, enforce and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business.  Further, the CFPB has issued rules allowing it to supervise non-depository “larger participants” in certain markets for consumer financial services and products. On June 10, 2015, the CFPB released its larger participant rule defining which nonbank automotive finance companies will be subject to supervision. The rule provides that nonbank auto finance companies that make, acquire or refinance 10,000 or more loans or leases in a year will come under CFPB supervision. The rule was officially published in the Federal Register on June 30, 2015, and became effective on August 31, 2015. As expected, we are subject to supervision by the CFPB.

The Dodd-Frank Act and regulations promulgated thereunder, including by the CFPB, are likely to affect our cost of doing business, may limit or expand our permissible activities, may affect the competitive balance within our industry and market areas and could have a material adverse effect on us.  For example, on March 21, 2013, the CFPB issued Bulletin 2013-02 addressing Indirect Auto Lending and Compliance with the Equal Credit Opportunity Act, in which the CFPB stated that policies of indirect auto lenders that allow auto dealers to mark up lender-established buy rates and that compensate dealers for those markups in the form of dealer reserve could present a risk that they will result in impermissible pricing disparities on the basis of race, national origin and potentially other prohibited bases. Our management continues to assess the Dodd-Frank Act’s probable impact on our business, financial condition and results of operations, and to monitor developments involving the entities charged with promulgating regulations thereunder.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on us in particular, is uncertain at this time.

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

On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. On December 9, 2014, we received a civil investigative subpoena from the U.S. Department of Justice pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 directing us to produce certain information relating to subprime automotive finance and related securitization activities. On September 18, 2015, we received a subpoena from the Attorney General of the State of New York, Civil Rights Bureau relating to the Company’s origination and collection of Consumer Loans in the state of New York. We are cooperating with these inquiries and cannot predict the eventual scopes, durations or outcomes at this time. As a result, we are unable to estimate the reasonably possible losses or range of reasonably possible losses arising from these investigations. We may from time to time become subject to other investigations or regulatory reviews undertaken by governmental authorities.

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

Team Members

Our team members are organized into three operating functions: Originations, Servicing and Support.

Originations. The originations function includes team members that are responsible for marketing our programs to prospective Dealers, enrolling new Dealers and supporting active Dealers.  Originations also includes team members responsible for processing new Consumer Loan assignments.

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

As of December 31, 2015, we had 1,425 full and part-time team members.  Our team members have no union affiliations and we believe our relationship with our team members is in good standing.  The table below presents team members by operating function:

	Number of Team Members As of December 31,
Operating Function	2015	2014	2013
Originations	409	368	376
Servicing	640	617	663
Support	376	318	278
Total	1,425	1,303	1,317

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

Substantially all of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories or higher debt-to-income ratios than are permitted by traditional lenders.  Consumer Loans made to these individuals generally entail a higher risk of delinquency, default and repossession and higher losses than loans made to consumers with better credit.  Since most of our revenue and cash flows from operations are generated from these Consumer Loans, our ability to accurately forecast Consumer Loan performance is critical to our business and financial results.  At the time of assignment, we forecast future expected cash flows from the Consumer Loan.  Based on these forecasts, which include estimates for wholesale vehicle prices in the event of vehicle repossession and sale, we make an advance or one-time purchase payment to the related Dealer at a level designed to maximize economic profit, a non-GAAP financial measure.  We continue to forecast the expected collection rate of each Consumer Loan subsequent to assignment.  These forecasts also serve as a critical assumption in our accounting for recognizing finance charge income and determining our allowance for credit losses.  Please see the Critical Accounting Estimates – Finance Charge Revenue & Allowance for Credit Losses section in Item 7 of this Form 10-K, which is incorporated herein by reference.  Actual cash flows from any individual Consumer Loan are often different than cash flows estimated at the time of assignment.  There can be no assurance that our forecasts will be accurate or that Consumer Loan performance will be as expected.  In periods with changing economic conditions, accurately forecasting the performance of Consumer Loans is more difficult.  In the event that our forecasts are not accurate, our financial position, liquidity and results of operations could be materially adversely affected.

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

Some of our debt agreements also impose requirements that we maintain specified financial measures not in excess of, or not below, specified levels.  In particular, our revolving credit facility requires, among other things, that we maintain (i) as of the end of each fiscal quarter, a ratio of consolidated funded debt less unrestricted cash and cash equivalents to consolidated tangible net worth at or below a specified maximum; (ii) as of the end of each fiscal quarter calculated for the two fiscal quarters then ending, consolidated net income of not less than a specified minimum; and (iii) as of the end of each fiscal quarter, a ratio of consolidated income available for fixed charges for the period of four consecutive fiscal quarters most recently ended to consolidated fixed charges for that period of not less than a specified minimum.  These covenants limit the manner in which we can conduct our business and could prevent us from engaging in favorable business activities or financing future operations and capital needs and impair our ability to successfully execute our strategy and operate our business.

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

A violation of the terms of our Term ABS facilities or Warehouse facilities could have a material adverse impact on our operations.

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

Credit rating agencies evaluate us, and their ratings of our debt and creditworthiness are based on a number of factors.  These factors include our financial strength and other factors not entirely within our control, including conditions affecting the financial services industry generally.  As the financial services industry and the financial markets periodically face difficulties, there can be no assurance that we will maintain our current ratings.  Failure to maintain those ratings could, among other things, adversely limit our access to the capital markets and affect the cost and other terms upon which we are able to obtain financing.

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

We rely on a variety of measures to protect our technology and proprietary information, including copyrights and a comprehensive information security program.  However, these measures may not prevent misappropriation or infringement of our intellectual property or proprietary information, which would adversely affect us.  In addition, our competitors or other third parties may allege that our systems, processes or technologies infringe their intellectual property rights.

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

We have relationships with TPPs to administer vehicle service contracts and GAP underwritten by third party insurers and financed by us.  We depend on these TPPs to evaluate and pay claims in an accurate and timely manner.  We also have relationships with TPPs to sell and administer GPS-SID.  If our relationships with these TPPs were modified, disrupted, or terminated, we would need to obtain these services from an alternative administrator or provide them using our internal resources.  We may be unable to replace these TPPs with a suitable alternative in a timely and efficient manner on terms we consider acceptable, or at all.  In the event we were unable to effectively administer our ancillary products offerings, we may need to eliminate or suspend our ancillary product offerings from our future business, we may experience a decline in the performance of our Consumer Loans, our reputation in the marketplace could be undermined, and our financial position, liquidity and results of operations could be adversely affected.

We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional team members could adversely affect our ability to operate profitably.

Our senior management average over 14 years of experience with us.  Our success is dependent upon the management and the leadership skills of this team.  In addition, competition from other companies to hire our team members possessing the necessary skills and experience required could contribute to an increase in team member turnover.  The loss of any of these individuals or an inability to attract and retain additional qualified team members could adversely affect us.  There can be no assurance that we will be able to retain our existing senior management or attract additional qualified team members.

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

Dealers are located throughout the United States.  During the year ended December 31, 2015, our five largest states (measured by advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program) contained 29.6% of our Dealers. While we believe we have a diverse geographic presence, for the near term, we expect that significant amounts of Consumer Loan assignments will continue to be generated by Dealers in these five states due to the number of Dealers in these states and currently prevailing economic, demographic, regulatory, competitive and other conditions in these states. Changes to conditions in these states could lead to an increase in Dealer attrition or a reduction in demand for our service that could materially adversely affect our financial position, liquidity and results of operations.

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

As of December 31, 2015, based on filings made with the SEC and other information made available to us, our Chairman and founder beneficially owned 19.5% of our common stock, his daughter beneficially owned 22.2% of our common stock, and Prescott General Partners, LLC and its affiliates beneficially owned 15.4% of our common stock.  As a result, these few shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters is located at 25505 West Twelve Mile Road, Southfield, Michigan 48034, in an office building we purchased in 1993, which includes approximately 136,000 square feet of space on five floors.  We occupy approximately 126,000 square feet of the building, with most of the remainder of the building leased to tenants.

We lease approximately 57,000 square feet of office space in Southfield, Michigan and approximately 31,000 square feet of office space in Henderson, Nevada.  The multiple leases for the Southfield, Michigan space expire in September 2018, April 2019 and July 2019.  The lease for the Henderson, Nevada space expires in December 2017. We have renewal options on all of our office space leases. Additionally, there currently is a significant amount of unoccupied office space available for lease in the markets where we operate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price

During the year ended December 31, 2015 our common stock was traded on The Nasdaq Global Market® (“Nasdaq”) under the symbol “CACC”.  The following table sets forth the high and low sale prices as reported by the Nasdaq for the common stock for the relevant periods during 2015, 2014 and 2013.

	2015		2014		2013
Quarters Ended	High	Low	High	Low	High	Low
March 31	$209.99	$129.82	$150.89	$127.01	$128.90	$95.54
June 30	246.45	191.25	144.70	121.72	121.85	95.71
September 30	277.98	178.79	127.79	110.98	115.65	101.26
December 31	258.58	159.43	164.05	123.02	132.20	107.25

As of February 5, 2016, we had 176 shareholders of record and approximately 7,600 beneficial holders of our common stock based upon securities position listings furnished to us.

Dividends

We have not paid any cash dividends during the periods presented.  Our debt agreements contain financial covenants which may indirectly limit the payment of dividends on common stock.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the period beginning January 1, 2011 and ending on December 31, 2015 with the cumulative total return on the Nasdaq Market Index and a peer group index based upon approximately 100 companies included in the Dow Jones – US General Financial Index.  The comparison assumes that $100 was invested on January 1, 2011 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

Stock Repurchases

On August 5, 1999, our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. On November 23, 2015, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations. As of December 31, 2015, we had authorization to repurchase 860,450 shares of our common stock.

The following table summarizes our stock repurchases for the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2015	—	$—	—	324,456
November 1 through November 30, 2015	404,737	181.37	—	919,719
December 1 through December 31, 2015	59,269	203.50	—	860,450
	464,006	$184.20	—

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements as of and for the years ended December 31, 2015, 2014 and 2013, and notes thereto and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K, which is incorporated herein by reference.

(In millions, except share and per share data)	Years Ended December 31,
	2015	2014	2013	2012	2011
Income Statement Data:
Revenue:
Finance charges	$730.5	$630.4	$590.4	$538.2	$460.6
Premiums earned	48.2	52.3	51.5	47.1	40.0
Other income	46.6	40.8	40.2	23.9	24.6
Total revenue	825.3	723.5	682.1	609.2	525.2
Costs and expenses:
Salaries and wages	116.4	100.2	87.3	82.2	63.0
General and administrative	37.8	34.3	34.4	30.5	25.6
Sales and marketing	45.9	36.8	34.5	31.2	23.6
Provision for credit losses	41.5	12.8	21.9	24.0	29.0
Interest	76.0	56.7	65.0	63.4	57.2
Provision for claims	33.2	40.0	40.8	34.8	30.4
Loss on extinguishment of debt	—	21.8	—	—	—
Total costs and expenses	350.8	302.6	283.9	266.1	228.8
Income before provision for income taxes	474.5	420.9	398.2	343.1	296.4
Provision for income taxes	174.8	154.7	145.1	123.4	108.4
Net income	$299.7	$266.2	$253.1	$219.7	$188.0
Net income per share:
Basic	$14.35	$11.96	$10.61	$8.65	$7.15
Diluted	$14.28	$11.92	$10.54	$8.58	$7.07
Weighted average shares outstanding:
Basic	20,891,695	22,257,104	23,850,789	25,409,655	26,302,289
Diluted	20,980,753	22,331,401	24,009,593	25,598,956	26,600,855
Balance Sheet Data:
Loans receivable, net	$3,101.5	$2,512.9	$2,212.8	$1,933.5	$1,598.6
All other assets	287.9	272.5	220.6	199.7	160.0
Total assets	$3,389.4	$2,785.4	$2,433.4	$2,133.2	$1,758.6
Total debt	$2,084.6	$1,752.5	$1,392.4	$1,250.8	$997.9
Other liabilities	376.7	330.7	290.9	260.5	220.7
Total liabilities	2,461.3	2,083.2	1,683.3	1,511.3	1,218.6
Shareholders' equity (1)	928.1	702.2	750.1	621.9	540.0
Total liabilities and shareholders' equity	$3,389.4	$2,785.4	$2,433.4	$2,133.2	$1,758.6

(1)	No dividends were paid during the periods presented.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2015, consolidated net income was $299.7 million, or $14.28 per diluted share, compared to $266.2 million, or $11.92 per diluted share, for the same period in 2014 and $253.1 million, or $10.54 per diluted share, for the same period in 2013.  The growth in 2015 consolidated net income was primarily due to an increase in the average balance of our Loan portfolio and a loss on extinguishment of debt related to the redemption of senior notes in the first quarter of 2014. The growth in 2014 consolidated net income was primarily due to an increase in the average balance of our Loan portfolio partially offset by the loss on extinguishment of debt related to the redemption of senior notes during the first quarter of the year.

Critical Success Factors

Critical success factors include our ability to accurately forecast Consumer Loan performance, access capital on acceptable terms, and maintain or grow Consumer Loan volume at the level and on the terms that we anticipate, with an objective to maximize economic profit.  Economic profit is a non-GAAP financial measure we use to evaluate our financial results and determine incentive compensation.  Economic profit measures how efficiently we utilize our total capital, both debt and equity, and is a function of the return on capital in excess of the cost of capital and the amount of capital invested in the business.

Consumer Loan Metrics

At the time a Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan.  Based on the amount and timing of these forecasts and expected expense levels, an advance or one-time purchase payment is made to the related Dealer at a price designed to maximize economic profit.

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2015, with the forecasts as of December 31, 2014, as of December 31, 2013, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2015	December 31, 2014	December 31, 2013	Initial Forecast	December 31, 2014	December 31, 2013	Initial Forecast
2006	70.1%	70.0%	70.0%	71.4%	0.1%	0.1%	-1.3%
2007	68.1%	68.0%	67.9%	70.7%	0.1%	0.2%	-2.6%
2008	70.3%	70.3%	70.1%	69.7%	0.0%	0.2%	0.6%
2009	79.4%	79.4%	79.2%	71.9%	0.0%	0.2%	7.5%
2010	77.4%	77.2%	77.0%	73.6%	0.2%	0.4%	3.8%
2011	74.2%	74.0%	74.1%	72.5%	0.2%	0.1%	1.7%
2012	73.2%	73.4%	73.5%	71.4%	-0.2%	-0.3%	1.8%
2013	73.4%	73.7%	73.3%	72.0%	-0.3%	0.1%	1.4%
2014	72.6%	72.6%	—	71.8%	0.0%	—	0.8%
2015	67.8%	—	—	67.7%	—	—	0.1%

(1)
Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment.  Contractual repayments include both principal and interest. Forecasted collection rates are negatively impacted by canceled Consumer Loans as the contractual amount owed is not removed from the denominator for purposes of computing forecasted collection rates in the table.

Consumer Loans assigned in 2009 through 2013 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates.  For Consumer Loans assigned in 2008, 2014 and 2015, actual results have been very close to our initial estimates.

For the year ended December 31, 2015, forecasted collection rates improved for Consumer Loans assigned in 2010 and 2011, declined for Consumer Loans assigned in 2012 and 2013 and were generally consistent with expectations at the start of the period for all other assignment years presented.

For the year ended December 31, 2014, forecasted collection rates improved for Consumer Loans assigned in 2008, 2009, 2010, 2013 and 2014, and were generally consistent with expectations at the start of the period for all other assignment years presented.

The initial forecast for Consumer Loans assigned in 2015 was lower than the initial forecast for Consumer Loans assigned in 2014. The lower initial forecast reflects a change in the mix of Consumer Loan assignments received during 2015, including a longer average initial loan term. The average initial term for Consumer Loans assigned in 2015 was 49.8 months as compared to 46.9 months for Consumer Loans assigned in 2014.

Forecasting collection rates accurately at Loan inception is difficult.  With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2015.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of December 31, 2015
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2006	70.1%	46.6%	23.5%	99.9%
2007	68.1%	46.5%	21.6%	99.6%
2008	70.3%	44.6%	25.7%	99.3%
2009	79.4%	43.9%	35.5%	99.3%
2010	77.4%	44.7%	32.7%	98.8%
2011	74.2%	45.5%	28.7%	97.4%
2012	73.2%	46.3%	26.9%	90.9%
2013	73.4%	47.6%	25.8%	74.9%
2014	72.6%	47.7%	24.9%	50.4%
2015	67.8%	44.5%	23.3%	16.6%

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

The risk of a material change in our forecasted collection rate declines as the Consumer Loans age.  For 2012 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 90% of the expected collections.  Conversely, the forecasted collection rates for more recent Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.

The spread between the forecasted collection rate and the advance rate has ranged from 21.6% to 35.5% over the last 10 years. The spread was at the high end of this range in 2009 and 2010, when the competitive environment was unusually favorable and much lower during other years (2006, 2007, 2014 and 2015) when competition was more intense. The spread declined from 24.9% in 2014 to 23.3% in 2015 as a result of a change in the mix of Consumer Loan assignments and the performance of 2014 Consumer Loans, which has exceeded our initial estimates by a greater margin than 2015 Consumer Loans.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of December 31, 2015 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
Dealer Loans	2007	68.0%	45.8%	22.2%
	2008	70.7%	43.3%	27.4%
	2009	79.4%	43.4%	36.0%
	2010	77.5%	44.4%	33.1%
	2011	74.1%	45.2%	28.9%
	2012	73.1%	46.1%	27.0%
	2013	73.4%	47.1%	26.3%
	2014	72.5%	47.2%	25.3%
	2015	67.2%	43.4%	23.8%

Purchased Loans	2007	68.4%	49.1%	19.3%
	2008	69.6%	46.7%	22.9%
	2009	79.6%	45.3%	34.3%
	2010	77.2%	46.2%	31.0%
	2011	74.5%	47.5%	27.0%
	2012	73.4%	47.8%	25.6%
	2013	72.9%	50.0%	22.9%
	2014	73.4%	51.5%	21.9%
	2015	71.2%	50.2%	21.0%

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.2:1 as of December 31, 2015.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last three years as compared to the same period in the previous year:

	Year over Year Percent Change
For the Year Ended December 31,	Unit Volume	Dollar Volume (1)
2013	6.4%	8.7%
2014	10.8%	13.2%
2015	33.2%	29.3%

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

Unit and dollar volumes grew 33.2% and 29.3%, respectively, during 2015 as the number of active Dealers grew 25.1% while average volume per active Dealer grew 6.5%. Dollar volume grew slower than unit volume during 2015 due to a decline in the average advance paid per unit. This decline was the result of a decrease in the average advance rate due to a decrease in the average initial forecast of the Consumer Loans assigned, partially offset by an increase in the average size of the Consumer Loans assigned primarily due to an increase in the average initial loan term.

Unit and dollar volumes grew 10.8% and 13.2%, respectively, during 2014 as the number of active Dealers grew 13.3% while average volume per active Dealer declined 2.2%.  We believe the decline in volume per Dealer was the result of increased competition during the first three quarters of 2014.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			% Change
	2015	2014	2013	2015 to 2014	2014 to 2013
Consumer Loan unit volume	298,288	223,998	202,250	33.2%	10.8%
Active Dealers (1)	9,064	7,247	6,394	25.1%	13.3%
Average volume per active Dealer	32.9	30.9	31.6	6.5%	-2.2%

(1)	Active Dealers are Dealers who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2015	2014	% Change	2014	2013	% Change
Consumer Loan unit volume from Dealers active both periods	244,083	208,642	17.0%	193,291	188,165	2.7%
Dealers active both periods	5,506	5,506	—%	4,761	4,761	—%
Average volume per Dealers active both periods	44.3	37.9	17.0%	40.6	39.5	2.7%
Consumer Loan unit volume from new Dealers	52,577	29,604	77.6%	29,604	31,414	-5.8%
New active Dealers (1)	3,404	2,413	41.1%	2,413	2,382	1.3%
Average volume per new active Dealers	15.4	12.3	25.2%	12.3	13.2	-6.8%
Attrition (2)	-6.9%	-7.0%		-7.0%	-7.0%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Years Ended December 31,
	2015	2014	2013
Dealer Loan unit volume as a percentage of total unit volume	87.4%	90.7%	93.5%
Dealer Loan dollar volume as a percentage of total dollar volume (1)	82.8%	87.8%	91.6%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of December 31, 2015 and 2014, the net Dealer Loans receivable balance was 83.5% and 87.2%, respectively, of the total net Loans receivable balance.

Results of Operations

The following is a discussion of our results of operations and income statement data on a consolidated basis:

(In millions, except share and per share data)				% Change
	For the Years Ended December 31,			2015 to	2014 to
	2015	2014	2013	2014	2013
Revenue:
Finance charges	$730.5	$630.4	$590.4	15.9%	6.8%
Premiums earned	48.2	52.3	51.5	-7.8%	1.6%
Other income	46.6	40.8	40.2	14.2%	1.5%
Total revenue	825.3	723.5	682.1	14.1%	6.1%
Costs and expenses:
Salaries and wages	116.4	100.2	87.3	16.2%	14.8%
General and administrative	37.8	34.3	34.4	10.2%	-0.3%
Sales and marketing	45.9	36.8	34.5	24.7%	6.7%
Provision for credit losses	41.5	12.8	21.9	224.2%	-41.6%
Interest	76.0	56.7	65.0	34.0%	-12.8%
Provision for claims	33.2	40.0	40.8	-17.0%	-2.0%
Loss on extinguishment of debt	—	21.8	—	-100.0%	—%
Total costs and expenses	350.8	302.6	283.9	15.9%	6.6%
Income before provision for income taxes	474.5	420.9	398.2	12.7%	5.7%
Provision for income taxes	174.8	154.7	145.1	13.0%	6.6%
Net income	$299.7	$266.2	$253.1	12.6%	5.2%
Net income per share:
Basic	$14.35	$11.96	$10.61	20.0%	12.7%
Diluted	$14.28	$11.92	$10.54	19.8%	13.1%
Weighted average shares outstanding:
Basic	20,891,695	22,257,104	23,850,789	-6.1%	-6.7%
Diluted	20,980,753	22,331,401	24,009,593	-6.0%	-7.0%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table highlights changes in net income for the year ended December 31, 2015, as compared to 2014:

(In millions)	Change
Net income for the year ended December 31, 2014	$266.2
Increase in finance charges	100.1
Decrease in premiums earned	(4.1)
Increase in other income	5.8
Increase in operating expenses (1)	(28.8)
Increase in provision for credit losses	(28.7)
Increase in interest	(19.3)
Decrease in provision for claims	6.8
Decrease in loss on extinguishment of debt	21.8
Increase in provision for income taxes	(20.1)
Net income for the year ended December 31, 2015	$299.7

    (1)   Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the year ended December 31, 2015, finance charges increased $100.1 million, or 15.9%, as compared to 2014.  The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2015	2014	Change
Average net Loans receivable balance	$2,829.9	$2,357.4	$472.5
Average yield on our Loan portfolio	25.8%	26.7%	-0.9%

The following table summarizes the impact each component had on the overall increase in finance charges for the year ended December 31, 2015:

(In millions) Impact on finance charges:	For the Year Ended December 31, 2015
Due to an increase in the average net Loans receivable balance	$126.3
Due to a decrease in the average yield	(26.2)
Total increase in finance charges	$100.1

The increase in the average net Loans receivable balance was primarily due to year-over-year growth in Consumer Loan assignment volume in recent years. The average yield on our Loan portfolio for the year ended December 31, 2015 decreased as compared to the same period in 2014 due to lower yields on new Consumer Loan assignments.

Premiums Earned.  For the year ended December 31, 2015, premiums earned decreased $4.1 million, or 7.8%, as compared to the same period in 2014.  The decrease was primarily due to a decrease in the size of our reinsurance portfolio, which was the result of a decline in premiums written on vehicle service contracts. While we have experienced year-over-year growth in Consumer Loan assignment volume in recent years, the percentage of Consumer Loan assignments with reinsured vehicle service contracts has declined.

Other Income.  For the year ended December 31, 2015, other income increased $5.8 million, or 14.2%, as compared to the same period in 2014. The increase in other income was primarily due to an increase in GPS-SID fee income due to an increase in the number of units purchased by Dealers from third party providers, which was primarily the result of current year growth in Consumer Loan assignment volume.

Operating Expenses.  For the year ended December 31, 2015, operating expenses increased $28.8 million, or 16.8%, as compared to 2014.  The change in operating expenses was primarily due to the following:

•	An increase in salaries and wages expense of $16.2 million, or 16.2%, comprised of the following:

•	An increase of $8.8 million in cash-based incentive compensation expense primarily due to a year-over-year improvement in Company performance measures.

•	An increase of $3.2 million in fringe benefits primarily related to medical claims.

•	A decrease of $2.9 million in stock-based compensation expense primarily due to amounts recorded in the prior year related to a change in the expected vesting period of performance-based stock awards.

•
Excluding cash-based incentive compensation expense, fringe benefits and stock-based compensation expense, salaries and wages expense increased $7.1 million primarily related to an increase in the number of team members in our support function.

•
An increase in sales and marketing expense of $9.1 million, or 24.7%, primarily as a result of an increase in sales commissions related to growth in Consumer Loan assignment volume and an increase in the base salaries of our sales force.

Provision for Credit Losses.  For the year ended December 31, 2015, the provision for credit losses increased $28.7 million, or 224.2%, as compared to 2014.  Under accounting principles generally accepted in the United States of America (“GAAP”), when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the year ended December 31, 2015, overall Consumer Loan performance was generally consistent with our expectations at the start of the year.  However, the performance of certain Loan pools declined from our expectations during the year, resulting in a provision for credit losses of $41.5 million for the year ended December 31, 2015, of which $41.8 million related to Dealer Loans partially offset by a reversal of provision of $0.3 million related to Purchased Loans. For additional information, see Note 5 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Interest.  For the year ended December 31, 2015, interest expense increased $19.3 million, or 34.0%, as compared to 2014.  The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the years ended December 31, 2015 and 2014:

(Dollars in millions)	For the Years Ended December 31,
	2015	2014
Interest expense	$76.0	$56.7
Average outstanding debt balance	1,964.4	1,619.2
Average cost of debt	3.9%	3.5%

For the year ended December 31, 2015, the increase in interest expense was due to increases in the average outstanding debt balance and our average cost of debt. The average outstanding debt balance increased compared to the same period in 2014 primarily due to debt proceeds used to fund the growth in new Consumer Loan assignments and stock repurchases. The increase in our average cost of debt was primarily a result of a change in the mix of our outstanding debt.

Loss on extinguishment of debt.  For the year ended December 31, 2014, we recognized a loss on extinguishment of debt of $21.8 million related to the redemption of the 2017 senior notes. We used the net proceeds from the January 2014 issuance of the 2021 senior notes, together with borrowings under our revolving credit facilities, to fund the redemption of the 2017 senior notes.

Provision for Income Taxes.  For the years ended December 31, 2015 and 2014, our effective tax rate was 36.8%.

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

The increase in the average net Loans receivable balance was primarily due to year-over-year growth in Consumer Loan assignment volume in recent years.  The average yield on our Loan portfolio for the year ended December 31, 2014 decreased as compared to the same period in 2013 due to lower yields on new Consumer Loan assignments.

Operating Expenses.  For the year ended December 31, 2014, operating expenses increased $15.1 million, or 9.7%, as compared to 2013.  The change in operating expenses was primarily due to the following:

•	An increase in salaries and wages expense of $12.9 million, or 14.8%, comprised of the following:

•
An increase of $6.8 million in stock-based compensation expense primarily due to a change in the expected vesting of performance-based stock awards and stock awards granted in the first quarter of 2014.

•
Excluding stock-based compensation expense, salaries and wages expense increased $6.1 million primarily related to an increase in the number of team members, including increases of $4.4 million for our support function, $0.9 million for our servicing function and $0.8 million for our originations function.

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

Actual cash flows from any individual Dealer Loan or pool of Purchased Loans are often different than estimated cash flows at the time of assignment.  If such difference is favorable, the difference is recognized prospectively into income over the remaining life of the Dealer Loan or pool of Purchased Loans through a yield adjustment.  If such difference is unfavorable, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  Because differences between estimated cash flows at the time of assignment and actual cash flows occur often, an allowance is required for a significant portion of our Loan portfolio.  An allowance for credit losses does not necessarily indicate that a Dealer Loan or pool of Purchased Loans is unprofitable, and in recent years, seldom are cash flows from a Dealer Loan or pool of Purchased Loans insufficient to repay the initial amounts advanced or paid to the Dealer.

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

Key Factors.  Variances in the amount and timing of future net cash flows from current estimates could materially impact earnings in future periods.  A 1% decline in the forecasted future net cash flows on Loans as of December 31, 2015 would have reduced 2015 net income by approximately $10.8 million.

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

Key Factors.  Variances in the pattern of future claims from our current estimates would impact the timing of premiums recognized in future periods.  A 10% change in premiums earned for the year ended December 31, 2015 would have affected 2015 net income by approximately $3.0 million.

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

Key Factors.  Changes in the expected vesting dates of performance-based restricted stock awards and expected forfeiture rates would impact the amount and timing of stock-based compensation expense recognized in future periods.  A 10% change in stock-based compensation expense for the year ended December 31, 2015 would have affected 2015 net income by approximately $0.8 million.

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

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.  There are various restrictive debt covenants for each financing arrangement and we are in compliance with those covenants as of December 31, 2015.  For information regarding these financings and the covenants included in the related documents, see Note 8 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

On January 29, 2015, we completed a $300.6 million Term ABS financing which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 2.6% (including the initial purchaser’s fees and other costs) and it will revolve for 24 months after which it will amortize based upon the cash flows on the contributed Loans.

On March 30, 2015, we issued $250.0 million of 7.375% senior notes due 2023 (the "2023 senior notes") in a private offering exempt from registration under the Securities Act of 1933. The 2023 senior notes were issued at a price of 99.266% of their aggregate principal amount, resulting in gross proceeds of $248.2 million, and a yield to maturity of 7.5% per annum. We used the net proceeds from the offering of the notes for general corporate purposes, including repayment of outstanding borrowings under our revolving secured line of credit facility.

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

On September 30, 2015, we entered into Warehouse Facility VI, a $75.0 million revolving secured warehouse facility. The facility will cease to revolve on September 30, 2018. Borrowings under the facility bear interest at a rate equal to LIBOR plus 200 basis points.

Cash and cash equivalents decreased to $6.3 million as of December 31, 2015 from $6.4 million as of December 31, 2014.  As of December 31, 2015 and December 31, 2014 we had $875.6 million and $471.4 million in unused and available lines of credit, respectively. Our total balance sheet indebtedness increased to $2,084.6 million as of December 31, 2015 from $1,752.5 million as of December 31, 2014 primarily due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of the total future contractual obligations requiring repayments as of December 31, 2015 is as follows:

(In millions)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt, including current maturities (1)	$2,086.3	$489.7	$1,031.6	$15.0	$550.0	$—
Dealer Holdback (2)	726.9	142.6	263.0	197.3	124.0	—
Operating lease obligations	4.7	1.5	2.7	0.5	—	—
Purchase obligations (3)	3.6	1.5	1.7	0.4	—	—
Other future obligations (4)	21.8	—	—	—	—	21.8
Total contractual obligations	$2,843.3	$635.3	$1,299.0	$213.2	$674.0	$21.8

(1)
Long-term debt obligations included in the above table consist solely of principal repayments. The amounts are presented on a principal basis to exclude the unamortized debt discount of $1.7 million. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 8 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.  Based on the actual amounts outstanding under our revolving secured line of credit, our Warehouse facilities, and our senior notes as of December 31, 2015, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of December 31, 2015, interest is expected to be approximately $64.4 million during 2016; $52.0 million during 2017; and $168.8 million during 2018 and thereafter.

(2)
We have contractual obligations to pay Dealer Holdback to our Dealers.  Payments of Dealer Holdback are contingent upon the receipt of consumer payments and the repayment of advances.  The amounts presented represent our forecast as of December 31, 2015.

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

As of December 31, 2015, we had $57.7 million of floating rate debt outstanding on our revolving secured line of credit, without interest rate protection.  For every 1.0% increase in rates on our revolving secured line of credit, annual after-tax earnings would decrease by approximately $0.4 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2015, we had $12.0 million in floating rate debt outstanding under Warehouse Facility IV covered by an interest rate cap with a cap rate of 5.50% on the underlying benchmark rate. Based on the difference between the underlying benchmark rate on Warehouse Facility IV as of December 31, 2015 and the interest rate cap rate, the interest rate on Warehouse Facility IV could increase by a maximum of 5.08%. This maximum interest rate increase would reduce annual after-tax earnings by approximately $0.4 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2015, we had $14.7 million in floating rate debt outstanding under Warehouse Facility VI, without interest rate protection.  For every 1.0% increase in rates on our revolving secured line of credit, annual after-tax earnings would decrease by approximately $0.1 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2015, we had interest rate cap agreements outstanding to manage the interest rate risk on Warehouse Facility II and Warehouse Facility V. However, as of December 31, 2015, there was no floating debt outstanding under either facility.

New Accounting Updates

See Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference, for information concerning the following new accounting updates and the impact of the implementation of these updates on our financial statements:

•	Disclosures about Short-Duration Contracts

•	Customer's Accounting for Fees Paid in a Cloud Computing Arrangement

•	Simplifying the Presentation of Debt Issuance Costs

•	Amendments to the Consolidation Analysis

•	Revenue from Contracts with Customers

•	Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

•	Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

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

We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Acceptance Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 12, 2016

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)	As of December 31,
	2015	2014
ASSETS:
Cash and cash equivalents	$6.3	$6.4
Restricted cash and cash equivalents	167.4	157.6
Restricted securities available for sale	48.3	53.2
Loans receivable (including $12.6 and $8.7 from affiliates as of December 31, 2015 and December 31, 2014, respectively)	3,345.1	2,719.8
Allowance for credit losses	(243.6)	(206.9)
Loans receivable, net	3,101.5	2,512.9
Property and equipment, net	18.9	20.9
Income taxes receivable	10.0	1.4
Other assets	37.0	33.0
Total Assets	$3,389.4	$2,785.4
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$127.8	$114.4
Revolving secured line of credit	57.7	119.5
Secured financing	1,478.6	1,333.0
Senior notes	548.3	300.0
Deferred income taxes, net	248.9	213.4
Income taxes payable	—	2.9
Total Liabilities	2,461.3	2,083.2
Commitments and Contingencies - See Note 16
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 20,132,972 and 20,597,671 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	0.2	0.2
Paid-in capital	100.8	88.7
Retained earnings	827.2	613.4
Accumulated other comprehensive loss	(0.1)	(0.1)
Total Shareholders' Equity	928.1	702.2
Total Liabilities and Shareholders' Equity	$3,389.4	$2,785.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)	For the Years Ended December 31,
	2015	2014	2013
Revenue:
Finance charges	$730.5	$630.4	$590.4
Premiums earned	48.2	52.3	51.5
Other income	46.6	40.8	40.2
Total revenue	825.3	723.5	682.1
Costs and expenses:
Salaries and wages	116.4	100.2	87.3
General and administrative	37.8	34.3	34.4
Sales and marketing	45.9	36.8	34.5
Provision for credit losses	41.5	12.8	21.9
Interest	76.0	56.7	65.0
Provision for claims	33.2	40.0	40.8
Loss on extinguishment of debt	—	21.8	—
Total costs and expenses	350.8	302.6	283.9
Income before provision for income taxes	474.5	420.9	398.2
Provision for income taxes	174.8	154.7	145.1
Net income	$299.7	$266.2	$253.1
Net income per share:
Basic	$14.35	$11.96	$10.61
Diluted	$14.28	$11.92	$10.54
Weighted average shares outstanding:
Basic	20,891,695	22,257,104	23,850,789
Diluted	20,980,753	22,331,401	24,009,593

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	For the Years Ended December 31,
	2015	2014	2013
Net income	$299.7	$266.2	$253.1
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	—	0.1	(0.1)
Other comprehensive income (loss)	—	0.1	(0.1)
Comprehensive income	$299.7	$266.3	$253.0

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In millions, except share data)	Common Stock
	Number	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2013	24,114,896	$0.2	$53.4	$568.4	$(0.1)	$621.9
Net income	—	—	—	253.1	—	253.1
Other comprehensive income (loss)	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	8.5	—	—	8.5
Restricted stock awards, net of forfeitures	8,349	—	—	—	—	—
Repurchase of common stock	(1,216,015)	—	(0.6)	(134.6)	—	(135.2)
Restricted stock units converted to common stock	848	—	—	—	—	—
Stock options exercised	35,000	—	0.6	—	—	0.6
Tax benefits from stock-based compensation plans	—	—	1.3	—	—	1.3
Balance, December 31, 2013	22,943,078	0.2	63.2	686.9	(0.2)	750.1
Net income	—	—	—	266.2	—	266.2
Other comprehensive income (loss)	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	15.3	—	—	15.3
Restricted stock awards, net of forfeitures	5,462	—	—	—	—	—
Repurchase of common stock	(2,686,744)	—	(4.0)	(339.7)	—	(343.7)
Restricted stock units converted to common stock	300,875	—	—	—	—	—
Stock options exercised	35,000	—	0.6	—	—	0.6
Tax benefits from stock-based compensation plans	—	—	13.6	—	—	13.6
Balance, December 31, 2014	20,597,671	0.2	88.7	613.4	(0.1)	702.2
Net income	—	—	—	299.7	—	299.7
Other comprehensive income (loss)	—	—	—	—	—	—
Stock-based compensation	—	—	12.4	—	—	12.4
Restricted stock awards, net of forfeitures	4,024	—	—	—	—	—
Repurchase of common stock	(470,071)	—	(0.6)	(85.9)	—	(86.5)
Restricted stock units converted to common stock	1,348	—	—	—	—	—
Tax benefits from stock-based compensation plans	—	—	0.3	—	—	0.3
Balance, December 31, 2015	20,132,972	$0.2	$100.8	$827.2	$(0.1)	$928.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Years Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$299.7	$266.2	$253.1
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	41.5	12.8	21.9
Depreciation	5.7	5.5	5.4
Amortization	8.5	7.7	7.8
Loss on retirement of property and equipment	0.3	0.2	0.1
Provision for deferred income taxes	35.6	56.1	8.8
Loss on extinguishment of debt	—	21.8	—
Stock-based compensation	12.4	15.3	8.5
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	13.0	0.6	8.0
Increase in income taxes receivable	(8.6)	(0.3)	—
Increase (decrease) in income taxes payable	(2.9)	(17.0)	13.6
Increase in other assets	(1.0)	(3.7)	(1.5)
Net cash provided by operating activities	404.2	365.2	325.7
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(9.8)	(46.3)	(18.9)
Purchases of restricted securities available for sale	(34.1)	(65.4)	(105.7)
Proceeds from sale of restricted securities available for sale	34.4	15.9	11.6
Maturities of restricted securities available for sale	4.1	49.6	86.2
Principal collected on Loans receivable	1,739.6	1,540.0	1,334.0
Advances to Dealers	(1,795.1)	(1,471.4)	(1,356.6)
Purchases of Consumer Loans	(371.9)	(204.3)	(124.0)
Accelerated payments of Dealer Holdback	(52.6)	(41.7)	(40.4)
Payments of Dealer Holdback	(150.1)	(135.5)	(114.2)
Purchases of property and equipment	(4.0)	(4.3)	(5.6)
Net cash used in investing activities	(639.5)	(363.4)	(333.6)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	1,657.0	2,796.2	2,816.6
Repayments under revolving secured line of credit	(1,718.8)	(2,779.5)	(2,757.3)
Proceeds from secured financing	1,247.0	1,754.7	1,004.7
Repayments of secured financing	(1,101.4)	(1,357.3)	(922.1)
Proceeds from issuance of senior notes	248.2	300.0	—
Repayment of senior notes	—	(350.0)	—
Payments of debt issuance costs and debt extinguishment costs	(11.0)	(30.4)	(5.3)
Repurchase of common stock	(86.5)	(343.7)	(135.2)
Proceeds from stock options exercised	—	0.6	0.6
Tax benefits from stock-based compensation plans	0.3	13.6	1.3
Other financing activities	0.4	(3.8)	(0.2)
Net cash provided by financing activities	235.2	0.4	3.1
Net increase (decrease) in cash and cash equivalents	(0.1)	2.2	(4.8)
Cash and cash equivalents, beginning of period	6.4	4.2	9.0
Cash and cash equivalents, end of period	$6.3	$6.4	$4.2
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$61.8	$55.2	$57.5
Cash paid during the period for income taxes	$146.9	$99.9	$119.6

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2015	2014	2013
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	96.1%	95.7%	95.8%

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

For the Years Ended December 31,	Portfolio Program	Purchase Program
2013	93.5%	6.5%
2014	90.7%	9.3%
2015	87.4%	12.6%

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;

•	a non-recourse cash payment (“advance”) from us; and

•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Program Enrollment

Dealers may enroll in our Portfolio Program by (1) paying an up-front, one-time fee of $9,850, or (2) agreeing to allow us to retain 50% of their first accelerated Dealer Holdback payment. Access to the Purchase Program is typically only granted to Dealers that meet one of the following:

•	received first accelerated Dealer Holdback payment under the Portfolio Program;

•	franchise dealership; or

•	independent dealership that meets certain criteria upon enrollment.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated. Our primary subsidiaries as of December 31, 2015 are:  Buyer’s Vehicle Protection Plan, Inc. (“BVPP”), Vehicle Remarketing Services, Inc. (“VRS”), VSC Re Company (“VSC Re”), CAC Warehouse Funding Corp. II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, Credit Acceptance Funding LLC 2013-1, Credit Acceptance Funding LLC 2013-2, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Funding LLC 2014-2, Credit Acceptance Funding LLC 2015-1 and Credit Acceptance Funding LLC 2015-2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of December 31, 2015 and 2014, we had $6.0 million and $5.8 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in trusts for future vehicle service contract claims. As of December 31, 2015 and 2014, we had $165.1 million and $155.3 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

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

We provide Dealers the ability to offer vehicle service contracts to consumers through our relationships with Third Party Providers (“TPPs”). A vehicle service contract provides the consumer protection by paying for the repair or replacement of certain components of the vehicle in the event of a mechanical failure. The wholesale cost of the vehicle service contract is charged to the Dealer’s advance balance, and paid to the TPP, net of an administrative fee retained by us. We recognize our fee as part of finance charges on a level-yield basis based upon forecasted cash flows. The difference between the wholesale cost and the retail price to the consumer is paid to the Dealer as a commission. The commission is charged to the Dealer’s advance balance. TPPs process claims on vehicle service contracts that are underwritten by third party insurers. We bear the risk of loss for claims on certain vehicle service contracts that are reinsured by us. We market the vehicle service contracts directly to our Dealers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

We provide Dealers the ability to offer Guaranteed Asset Protection (“GAP”) to consumers through our relationships with TPPs. GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer’s insurance policy in the event of a total loss of the vehicle due to severe damage or theft. The wholesale cost of GAP is charged to the Dealer’s advance balance, and paid to the TPP, net of an administrative fee retained by us. We recognize our fee as part of finance charges on a level-yield basis based upon forecasted cash flows. The difference between the wholesale cost and the retail price to the consumer is paid to the Dealer as a commission. The commission is charged to the Dealer’s advance balance. TPPs process claims on GAP contracts that are underwritten by third party insurers.

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

(In millions)	For the Years Ended December 31,
	2015	2014	2013
Net assumed written premiums	$45.0	$48.3	$58.2
Net premiums earned	48.2	52.3	51.5
Provision for claims	33.2	40.0	40.8
Amortization of capitalized acquisition costs	1.2	1.3	1.3

We are considered the primary beneficiary of the trusts and as a result, the trusts have been consolidated on our balance sheet. The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of December 31,
	Balance Sheet location	2015	2014
Trust assets	Restricted cash and cash equivalents	$0.8	$0.2
Trust assets	Restricted securities available for sale	48.3	53.2
Unearned premium	Accounts payable and accrued liabilities	35.2	38.4
Claims reserve (1)	Accounts payable and accrued liabilities	1.2	1.5

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

Other Income

Other income consists of the following:

(In millions)	For the Years Ended December 31,
	2015	2014	2013
GPS-SID fees	$16.4	$12.8	$14.4
Ancillary product profit sharing	11.9	11.1	8.3
Remarketing fees	6.9	6.2	5.2
Dealer support products and services	4.9	4.6	4.6
Dealer enrollment fees	4.8	4.6	4.5
Other	1.7	1.5	3.2
Total	$46.6	$40.8	$40.2

GPS-SID fees consist of fees we receive from TPPs for providing Dealers in certain states the ability to purchase Global Positioning Systems with Starter Interrupt Devices ("GPS-SID"). Through this program, Dealers can install GPS-SID on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle. Dealers purchase GPS-SID directly from TPPs and the TPPs pay us a vendor fee for each device sold.  GPS-SID fee income is recognized when the unit is sold.

Ancillary product profit sharing consists of payments received from TPPs based upon the performance of vehicle service contracts and GAP contracts. Vehicle service contract profit sharing payments are received twice a year, if eligible, and are recognized as income over the life of the vehicle service contracts. GAP profit sharing payments are received once a year, if eligible, and are recognized as income over the life of the GAP contracts.

Remarketing fees consist of fees retained from the sale of repossessed vehicles by VRS, our wholly-owned subsidiary that is responsible for remarketing vehicles for Credit Acceptance. VRS coordinates vehicle repossessions with a nationwide network of repossession contractors, the redemption of the vehicle by the consumer, or the sale of the vehicle through a nationwide network of vehicle auctions. VRS recognizes income from the retained fees at the time of the sale and does not retain a fee if a repossessed vehicle is redeemed by the consumer prior to the sale.

Dealer support products and services consist of income earned from products and services provided to Dealers to assist with their operations, including sales & marketing, purchasing supplies & materials and acquiring vehicle inventory. Income is recognized in the period the product or service is provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Dealer enrollment fees include fees from Dealers that enroll in our Portfolio Program. Depending on the enrollment option selected by the Dealer, Dealers may have enrolled by paying us an upfront, one-time fee, or by agreeing to allow us to retain 50% of their first accelerated Dealer Holdback payment. For additional information regarding program enrollment, see Note 1 to the consolidated financial statements. A portion of the $9,850 upfront, one-time fee is considered to be Dealer support products and services revenue. The remaining portion of the $9,850 fee is considered to be a Dealer enrollment fee, which is amortized on a straight-line basis over the estimated life of the Dealer relationship. The 50% portion of the first accelerated Dealer Holdback payment is also considered to be a Dealer enrollment fee.  We do not recognize any of this Dealer enrollment fee until the Dealer has met the eligibility requirements to receive an accelerated Dealer Holdback payment and the amount of the first payment, if any, has been calculated. Once the accelerated Dealer Holdback payment has been calculated, we defer the 50% portion that we keep and recognize it on a straight-line basis over the remaining estimated life of the Dealer relationship.

Loans Receivable and Allowance for Credit Losses

Consumer Loan Assignment. For legal purposes, a Consumer Loan is considered to have been assigned to us after the following has occurred:

•	the consumer and Dealer have signed a Consumer Loan contract; and

•	we have received the executed Consumer Loan contract and supporting documentation in either physical or electronic form.

For accounting and financial reporting purposes, a Consumer Loan is considered to have been assigned to us after the following has occurred:

•	the Consumer Loan has been legally assigned to us; and

•	we have made a funding decision and generally have provided funding to the Dealer in the form of either an advance under the Portfolio Program or one-time purchase payment under the Purchase Program.

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

Dealer Loans.  Amounts advanced to Dealers for Consumer Loans assigned under the Portfolio Program are recorded as Dealer Loans and are aggregated by Dealer for purposes of recognizing revenue and evaluating impairment. We account for Dealer Loans in a manner similar to loans acquired with deteriorated credit quality. The outstanding balance of each Dealer Loan included in Loans receivable is comprised of the following:

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

Purchased Loans.  Amounts paid to Dealers for Consumer Loans assigned under the Purchase Program are recorded as Purchased Loans and are aggregated into pools based on the month of purchase for purposes of recognizing revenue and evaluating impairment. We account for Purchased Loans in a manner similar to loans acquired with deteriorated credit quality. The outstanding balance of each Purchased Loan pool included in Loans receivable is comprised of the following:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Methodology Changes. During 2014, we enhanced our methodologies for forecasting the timing of future collections on Loans and the timing of future Dealer Holdback payments on Dealer Loans. During 2013, we enhanced our methodology for forecasting future collections on Loans. For additional information regarding these methodology changes, see Note 5 to the consolidated financial statements. For the three year period ended December 31, 2015, we did not make any other methodology changes for Loans that had a material impact on our financial results.

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

Deferred Debt Issuance Costs

As of December 31, 2015 and 2014, deferred debt issuance costs were $19.0 million and $16.1 million, respectively, and are included in other assets in the consolidated balance sheets. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for asset-backed secured financings (“Term ABS”) and senior notes and the straight-line method for lines of credit and revolving secured warehouse (“Warehouse”) facilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our team members. We offer matching contributions to the 401(k) plan based on each enrolled team members’ eligible annual gross pay (subject to statutory limitations). Our matching contribution rate is equal to 100% of the first 1% participants contribute and an additional 50% of the next 5% participants contribute, for a maximum matching contribution of 3.5% of each participant’s eligible annual gross pay. For the years ended December 31, 2015, 2014 and 2013, we recognized compensation expense of $3.1 million, $2.5 million, and $2.2 million, respectively, for our matching contributions to the plan.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $0.3 million for the years ended December 31, 2015 and 2014, and $0.2 million for the year ended December 31, 2013.

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

Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2015 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of December 31,
	2015		2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$6.3	$6.3	$6.4	$6.4
Restricted cash and cash equivalents	167.4	167.4	157.6	157.6
Restricted securities available for sale	48.3	48.3	53.2	53.2
Net investment in Loans receivable	3,101.5	3,126.3	2,512.9	2,517.3
Liabilities
Revolving secured line of credit	$57.7	$57.7	$119.5	$119.5
Secured financing	1,478.6	1,471.9	1,333.0	1,334.7
Senior notes	548.3	549.6	300.0	299.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table provides the level of measurement used to determine the fair value for each of our financial instruments on a recurring basis, as of December 31, 2015 and 2014:

(In millions)	As of December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$6.3	$—	$—	$6.3
Restricted cash and cash equivalents	167.4	—	—	167.4
Restricted securities available for sale	38.7	9.6	—	48.3
Net investment in Loans receivable	—	—	3,126.3	3,126.3
Liabilities
Revolving secured line of credit	$—	$57.7	$—	$57.7
Secured financing	—	1,471.9	—	1,471.9
Senior notes	549.6	—	—	549.6

(In millions)	As of December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$6.4	$—	$—	$6.4
Restricted cash and cash equivalents	157.6	—	—	157.6
Restricted securities available for sale	47.8	5.4	—	53.2
Net investment in Loans receivable	—	—	2,517.3	2,517.3
Liabilities
Revolving secured line of credit	$—	$119.5	$—	$119.5
Secured financing	—	1,334.7	—	1,334.7
Senior notes	299.3	—	—	299.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$21.8	$—	$(0.1)	$21.7
Corporate bonds	17.1	—	(0.1)	17.0
Asset-backed securities	5.5	—	—	5.5
Mortgage-backed securities	4.1	—	—	4.1
Total restricted securities available for sale	$48.5	$—	$(0.2)	$48.3
(In millions)	As of December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$28.8	$0.1	$(0.1)	$28.8
Corporate bonds	19.1	—	(0.1)	19.0
Asset-backed securities	4.8	—	—	4.8
Mortgage-backed securities	0.6	—	—	0.6
Total restricted securities available for sale	$53.3	$0.1	$(0.2)	$53.2

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2015
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$16.0	$(0.1)	$0.7	$—	$16.7	$(0.1)
Corporate bonds	12.6	(0.1)	1.7	—	14.3	(0.1)
Asset-backed securities	5.4	—	—	—	5.4	—
Mortgage-backed securities	3.1	—	—	—	3.1	—
Total restricted securities available for sale	$37.1	$(0.2)	$2.4	$—	$39.5	$(0.2)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2014
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$9.3	$—	$2.5	$(0.1)	$11.8	$(0.1)
Corporate bonds	15.3	(0.1)	2.7	—	18.0	(0.1)
Asset-backed securities	3.7	—	—	—	3.7	—
Total restricted securities available for sale	$28.3	$(0.1)	$5.2	$(0.1)	$33.5	$(0.2)

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

(In millions)	As of December 31,
	2015		2014
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Contractual Maturity
Within one year	$2.6	$2.6	$3.8	$3.8
Over one year to five years	42.5	42.4	45.1	45.0
Over five years to ten years	0.5	0.5	4.1	4.1
Over ten years	2.9	2.8	0.3	0.3
Total restricted securities available for sale	$48.5	$48.3	$53.3	$53.2

5.    LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of December 31, 2015
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,823.4	$521.7	$3,345.1
Allowance for credit losses	(235.1)	(8.5)	(243.6)
Loans receivable, net	$2,588.3	$513.2	$3,101.5

(In millions)	As of December 31, 2014
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,389.8	$330.0	$2,719.8
Allowance for credit losses	(198.1)	(8.8)	(206.9)
Loans receivable, net	$2,191.7	$321.2	$2,512.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in Loans receivable is as follows:

(In millions)	For the Year Ended December 31, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,389.8	$330.0	$2,719.8
New Consumer Loan assignments (1)	1,795.1	371.9	2,167.0
Principal collected on Loans receivable	(1,548.8)	(190.8)	(1,739.6)
Accelerated Dealer Holdback payments	52.6	—	52.6
Dealer Holdback payments	150.1	—	150.1
Transfers (2)	(10.6)	10.6	—
Write-offs	(6.4)	(0.2)	(6.6)
Recoveries (3)	1.6	0.2	1.8
Balance, end of period	$2,823.4	$521.7	$3,345.1

(In millions)	For the Year Ended December 31, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,155.5	$252.7	$2,408.2
New Consumer Loan assignments (1)	1,471.4	204.3	1,675.7
Principal collected on Loans receivable	(1,392.5)	(147.5)	(1,540.0)
Accelerated Dealer Holdback payments	41.7	—	41.7
Dealer Holdback payments	135.5	—	135.5
Transfers (2)	(20.5)	20.5	—
Write-offs	(3.1)	(0.1)	(3.2)
Recoveries (3)	1.8	0.1	1.9
Balance, end of period	$2,389.8	$330.0	$2,719.8

(In millions)	For the Year Ended December 31, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,869.4	$240.5	$2,109.9
New Consumer Loan assignments (1)	1,356.6	124.0	1,480.6
Principal collected on Loans receivable	(1,204.2)	(129.8)	(1,334.0)
Accelerated Dealer Holdback payments	40.4	—	40.4
Dealer Holdback payments	114.2	—	114.2
Transfers (2)	(17.9)	17.9	—
Write-offs	(5.2)	(0.1)	(5.3)
Recoveries (3)	2.2	0.2	2.4
Balance, end of period	$2,155.5	$252.7	$2,408.2

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

The excess of expected net cash flows over the outstanding balance of Loans receivable, net is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In millions)	For the Year Ended December 31, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$725.2	$136.5	$861.7
New Consumer Loan assignments (1)	743.7	138.4	882.1
Accretion (2)	(637.2)	(102.7)	(739.9)
Provision for credit losses	41.8	(0.3)	41.5
Forecast changes	3.6	20.3	23.9
Transfers (4)	(2.9)	6.4	3.5
Balance, end of period	$874.2	$198.6	$1,072.8

(In millions)	For the Year Ended December 31, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$667.5	$112.8	$780.3
New Consumer Loan assignments (1)	593.8	77.2	671.0
Accretion (2) (3)	(562.8)	(77.6)	(640.4)
Provision for credit losses (3)	13.7	(0.9)	12.8
Forecast changes (3)	19.4	13.6	33.0
Transfers (4)	(6.4)	11.4	5.0
Balance, end of period	$725.2	$136.5	$861.7

(In millions)	For the Year Ended December 31, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$602.9	$115.2	$718.1
New Consumer Loan assignments (1)	564.9	50.3	615.2
Accretion (2) (3)	(527.7)	(72.7)	(600.4)
Provision for credit losses (3)	21.3	0.6	21.9
Forecast changes (3)	13.6	7.0	20.6
Transfers (4)	(7.5)	12.4	4.9
Balance, end of period	$667.5	$112.8	$780.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Year Ended December 31, 2015
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,821.4	$741.1	$3,562.5
Expected net cash flows at the time of assignment (2)	2,538.8	510.3	3,049.1
Fair value at the time of assignment (3)	1,795.1	371.9	2,167.0

(In millions)	For the Year Ended December 31, 2014
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,251.4	$394.7	$2,646.1
Expected net cash flows at the time of assignment (2)	2,065.2	281.5	2,346.7
Fair value at the time of assignment (3)	1,471.4	204.3	1,675.7

(In millions)	For the Year Ended December 31, 2013
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,079.8	$241.6	$2,321.4
Expected net cash flows at the time of assignment (2)	1,921.5	174.3	2,095.8
Fair value at the time of assignment (3)	1,356.6	124.0	1,480.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 2 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2015, with the forecasts as of December 31, 2014, as of December 31, 2013, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2015	December 31, 2014	December 31, 2013	Initial Forecast	December 31, 2014	December 31, 2013	Initial Forecast
2006	70.1%	70.0%	70.0%	71.4%	0.1%	0.1%	-1.3%
2007	68.1%	68.0%	67.9%	70.7%	0.1%	0.2%	-2.6%
2008	70.3%	70.3%	70.1%	69.7%	0.0%	0.2%	0.6%
2009	79.4%	79.4%	79.2%	71.9%	0.0%	0.2%	7.5%
2010	77.4%	77.2%	77.0%	73.6%	0.2%	0.4%	3.8%
2011	74.2%	74.0%	74.1%	72.5%	0.2%	0.1%	1.7%
2012	73.2%	73.4%	73.5%	71.4%	-0.2%	-0.3%	1.8%
2013	73.4%	73.7%	73.3%	72.0%	-0.3%	0.1%	1.4%
2014	72.6%	72.6%	—	71.8%	0.0%	—	0.8%
2015	67.8%	—	—	67.7%	—	—	0.1%

(1)
Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment.  Contractual repayments include both principal and interest. Forecasted collection rates are negatively impacted by canceled Consumer Loans as the contractual amount owed is not removed from the denominator for purposes of computing forecasted collection rates in the table.

Consumer Loans assigned in 2009 through 2013 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2006 and 2007 have yielded forecasted collection results materially worse than our initial estimates.  For Consumer Loans assigned in 2008, 2014 and 2015, actual results have been very close to our initial estimates.

For the year ended December 31, 2015, forecasted collection rates improved for Consumer Loans assigned in 2010 and 2011, declined for Consumer Loans assigned in 2012 and 2013 and were generally consistent with expectations at the start of the period for all other assignment years presented.

For the year ended December 31, 2014, forecasted collection rates improved for Consumer Loans assigned in 2008, 2009, 2010, 2013 and 2014, and were generally consistent with expectations at the start of the period for all other assignment years presented.

The initial forecast for Consumer Loans assigned in 2015 was lower than the initial forecast for Consumer Loans assigned in 2014. The lower initial forecast reflects a change in the mix of Consumer Loan assignments received during 2015, including a longer average initial loan term. The average initial term for Consumer Loans assigned in 2015 was 49.8 months as compared to 46.9 months for Consumer Loans assigned in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program are aggregated into pools for purposes of recognizing revenue and evaluating impairment.  As a result of this aggregation, we are not able to segment the carrying amounts of the majority of our Loan portfolio by year of assignment.  We are able to segment our Loan portfolio by the performance of the Loan pools.  Performance considers both the amount and timing of expected net cash flows and is measured by comparing the balance of the Loan pool to the discounted value of the expected future net cash flows of each Loan pool using the yield established at the time of assignment.  The following table segments our Loan portfolio by the performance of the Loan pools:

(In millions)	As of December 31, 2015
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,066.8	$478.1	$1,544.9	$1,756.6	$43.6	$1,800.2
Allowance for credit losses	—	—	—	(235.1)	(8.5)	(243.6)
Loans receivable, net	$1,066.8	$478.1	$1,544.9	$1,521.5	$35.1	$1,556.6

(In millions)	As of December 31, 2014
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$945.1	$317.7	$1,262.8	$1,444.7	$12.3	$1,457.0
Allowance for credit losses	—	—	—	(198.1)	(8.8)	(206.9)
Loans receivable, net	$945.1	$317.7	$1,262.8	$1,246.6	$3.5	$1,250.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Year Ended December 31, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$198.1	$8.8	$206.9
Provision for credit losses	41.8	(0.3)	41.5
Write-offs	(6.4)	(0.2)	(6.6)
Recoveries (1)	1.6	0.2	1.8
Balance, end of period	$235.1	$8.5	$243.6

(In millions)	For the Year Ended December 31, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$185.7	$9.7	$195.4
Provision for credit losses	13.7	(0.9)	12.8
Write-offs	(3.1)	(0.1)	(3.2)
Recoveries (1)	1.8	0.1	1.9
Balance, end of period	$198.1	$8.8	$206.9

(In millions)	For the Year Ended December 31, 2013
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$167.4	$9.0	$176.4
Provision for credit losses	21.3	0.6	21.9
Write-offs	(5.2)	(0.1)	(5.3)
Recoveries (1)	2.2	0.2	2.4
Balance, end of period	$185.7	$9.7	$195.4

(1)	Represents collections received on previously written off Loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6.           LEASED PROPERTIES

We lease office space and office equipment.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.  Total rental expense on all operating leases was $1.5 million for 2015 and 2014, respectively, and $1.1 million for 2013.  Contingent rentals under the operating leases were insignificant. Our total minimum future lease commitments under operating leases as of December 31, 2015 are as follows:

(In millions)
Year	Minimum Future Lease Commitments
2016	$1.6
2017	1.6
2018	1.1
2019	0.3
2020	0.1
Total	$4.7

7.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of December 31,
	2015	2014
Land and land improvements	$2.3	$2.3
Building and improvements	14.6	13.9
Data processing equipment and software	28.2	26.8
Office furniture and equipment	3.9	4.1
Leasehold improvements	1.6	1.5
Total property and equipment	50.6	48.6
Less: Accumulated depreciation on property and equipment	(31.7)	(27.7)
Total property and equipment, net	$18.9	$20.9

Depreciation expense on property and equipment was $5.7 million, $5.5 million and $5.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.    DEBT

Debt consists of the following:

(In millions)	As of December 31, 2015
	Principal Outstanding	Unamortized Discount	Carrying Amount
Revolving secured line of credit	$57.7	$—	$57.7
Secured financing (1)	1,478.6	—	1,478.6
Senior notes	550.0	(1.7)	548.3
Total debt	$2,086.3	$(1.7)	$2,084.6

(In millions)	As of December 31, 2014
	Principal Outstanding	Unamortized Discount	Carrying Amount
Revolving secured line of credit	$119.5	$—	$119.5
Secured financing (1)	1,333.0	—	1,333.0
Senior notes	300.0	—	300.0
Total debt	$1,752.5	$—	$1,752.5

(1)	Warehouse facilities and Term ABS financings

General information for each of our financing transactions in place as of December 31, 2015 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate as of December 31, 2015
Revolving Secured Line of Credit	n/a	06/22/18		$310.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	07/18/17	(2)	$400.0	Commercial paper rate or LIBOR plus 200 basis points (3)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	04/30/18	(2)	$75.0	LIBOR plus 200 basis points (3)
Warehouse Facility V (1)	CAC Warehouse Funding LLC V	09/10/17	(4)	$100.0	LIBOR plus 160 basis points (3)
Warehouse Facility VI (1)	CAC Warehouse Funding LLC VI	09/30/18	(2)	$75.0	LIBOR plus 200 basis points
Term ABS 2013-1 (1)	Credit Acceptance Funding LLC 2013-1	04/15/15	(2)	$140.3	Fixed rate
Term ABS 2013-2 (1)	Credit Acceptance Funding LLC 2013-2	10/15/15	(2)	$197.8	Fixed rate
Term ABS 2014-1 (1)	Credit Acceptance Funding LLC 2014-1	04/15/16	(2)	$299.0	Fixed rate
Term ABS 2014-2 (1)	Credit Acceptance Funding LLC 2014-2	09/15/16	(2)	$349.0	Fixed rate
Term ABS 2015-1 (1)	Credit Acceptance Funding LLC 2015-1	01/16/17	(2)	$300.6	Fixed rate
Term ABS 2015-2 (1)	Credit Acceptance Funding LLC 2015-2	08/15/17	(2)	$300.2	Fixed rate
2021 Senior Notes	n/a	02/15/21		$300.0	Fixed rate
2023 Senior Notes	n/a	03/15/23		$250.0	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.

(3)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2019 will be due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Years Ended December 31,
	2015	2014
Revolving Secured Line of Credit
Maximum outstanding principal balance	$206.3	$204.7
Average outstanding principal balance	39.1	103.6
Warehouse Facility II
Maximum outstanding principal balance	$200.8	$290.2
Average outstanding principal balance	7.9	70.3
Warehouse Facility IV
Maximum outstanding principal balance	$35.0	$26.7
Average outstanding principal balance	9.2	22.0
Warehouse Facility V
Maximum outstanding principal balance	$99.2	$75.0
Average outstanding principal balance	12.2	9.2
Warehouse Facility VI
Maximum outstanding principal balance	$15.0	$—
Average outstanding principal balance	1.5	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2015	2014
Revolving Secured Line of Credit
Principal balance outstanding	$57.7	$119.5
Amount available for borrowing (1)	252.3	115.5
Interest rate	2.30%	2.16%
Warehouse Facility II
Principal balance outstanding	$—	$81.3
Amount available for borrowing (1)	400.0	243.7
Loans pledged as collateral	—	104.1
Restricted cash and cash equivalents pledged as collateral	1.2	2.0
Interest rate	2.24%	2.16%
Warehouse Facility IV
Principal balance outstanding	$12.0	$19.9
Amount available for borrowing (1)	63.0	55.1
Loans pledged as collateral	24.5	44.9
Restricted cash and cash equivalents pledged as collateral	0.9	1.4
Interest rate	2.42%	2.17%
Warehouse Facility V
Principal balance outstanding	$—	$17.9
Amount available for borrowing (1)	100.0	57.1
Loans pledged as collateral	—	34.9
Restricted cash and cash equivalents pledged as collateral	1.0	1.2
Interest rate	1.84%	1.77%
Warehouse Facility VI
Principal balance outstanding	$14.7	$—
Amount available for borrowing (1)	60.3	—
Loans pledged as collateral	20.7	—
Restricted cash and cash equivalents pledged as collateral	0.9	—
Interest rate	2.24%	—%
Term ABS 2012-1
Principal balance outstanding	$—	$43.8
Loans pledged as collateral	—	145.1
Restricted cash and cash equivalents pledged as collateral	—	19.3
Interest rate	—%	3.04%
Term ABS 2012-2
Principal balance outstanding	$—	$184.0
Loans pledged as collateral	—	278.6
Restricted cash and cash equivalents pledged as collateral	—	27.8
Interest rate	—%	1.67%
Term ABS 2013-1
Principal balance outstanding	$39.6	$140.3
Loans pledged as collateral	144.5	186.7
Restricted cash and cash equivalents pledged as collateral	14.6	16.7
Interest rate	1.56%	1.31%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Term ABS 2013-2
Principal balance outstanding	$163.5	$197.8
Loans pledged as collateral	234.7	248.9
Restricted cash and cash equivalents pledged as collateral	21.4	21.2
Interest rate	1.71%	1.67%
Term ABS 2014-1
Principal balance outstanding	$299.0	$299.0
Loans pledged as collateral	366.4	426.2
Restricted cash and cash equivalents pledged as collateral	31.9	31.6
Interest rate	1.72%	1.72%
Term ABS 2014-2
Principal balance outstanding	$349.0	$349.0
Loans pledged as collateral	430.5	440.7
Restricted cash and cash equivalents pledged as collateral	37.7	36.2
Interest rate	2.05%	2.05%
Term ABS 2015-1
Principal balance outstanding	$300.6	$—
Loans pledged as collateral	372.4	—
Restricted cash and cash equivalents pledged as collateral	29.3	—
Interest rate	2.26%	—%
Term ABS 2015-2
Principal balance outstanding	$300.2	$—
Loans pledged as collateral	390.4	—
Restricted cash and cash equivalents pledged as collateral	27.7	—
Interest rate	2.63%	—%
2021 Senior Notes
Principal balance outstanding	$300.0	$300.0
Interest rate	6.125%	6.125%
2023 Senior Notes
Principal balance outstanding	$250.0	$—
Interest rate	7.375%	—%

(1)	Availability may be limited by the amount of assets pledged as collateral.

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

The table below sets forth certain additional details regarding the outstanding Term ABS Financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	24 Month Revolving Period
Term ABS 2013-1	April 25, 2013	$187.8	Through April 15, 2015
Term ABS 2013-2	October 31, 2013	250.1	Through October 15, 2015
Term ABS 2014-1	April 16, 2014	374.7	Through April 15, 2016
Term ABS 2014-2	September 25, 2014	437.6	Through September 15, 2016
Term ABS 2015-1	January 29, 2015	375.9	Through January 16, 2017
Term ABS 2015-2	August 20, 2015	375.5	Through August 15, 2017

Senior Notes

On March 30, 2015, we issued $250.0 million aggregate principal amount of 7.375% senior notes due 2023 (the “2023 senior notes”). The 2023 senior notes were issued pursuant to an indenture, dated as of March 30, 2015, among the Company, as issuer, the Company’s subsidiaries Buyers Vehicle Protection Plan, Inc. and Vehicle Remarketing Services, Inc., as guarantors (collectively, the “Guarantors”), and U.S. Bank National Association, as trustee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Both the 2021 senior notes and the 2023 senior notes (the "senior notes") are guaranteed on a senior basis by the Guarantors, which are also guarantors of obligations under our revolving secured line of credit facility. Other existing and future subsidiaries of ours may become guarantors of the senior notes in the future. The indentures for the senior notes provide for a guarantor of the senior notes to be released from its obligations under its guarantee of the senior notes under specified circumstances.

Principal Debt Maturities

The scheduled principal maturities of our debt as of December 31, 2015 are as follows:

(In millions)
Year	Revolving Secured Line of Credit Facility	Warehouse Facilities	Term ABS Financings (1)	Senior Notes	Total
2016	$—	$—	$489.7	$—	$489.7
2017	—	—	737.0	—	737.0
2018	57.7	11.7	225.2	—	294.6
2019	—	15.0	—	—	15.0
Thereafter	—	—	—	550.0	550.0
Total	$57.7	$26.7	$1,451.9	$550.0	$2,086.3

(1)	The principal maturities of the Term ABS transactions are estimated based on forecasted collections.

Debt Covenants

As of December 31, 2015, we were in compliance with all our debt covenants relating to the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions.  These covenants require a minimum ratio of our earnings before interest, taxes and non-cash expenses to fixed charges.  These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth.  Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these debt covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of December 31, 2015, we were in compliance with all such covenants.  As of the end of the year, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on our Warehouse facilities.  The following tables provide the terms of our interest rate cap agreements that were in effect as of December 31, 2015 and 2014:

(Dollars in millions)
As of December 31, 2015
Facility	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2014	06/2016	$325.0	5.50%
75.0	Warehouse Facility IV	Cap Floating Rate	03/2014	03/2017	75.0	5.50%
100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%

(Dollars in millions)
As of December 31, 2014
Facility	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$325.0	Warehouse Facility II	Cap Floating Rate	12/2014	06/2016	$325.0	5.50%

75.0	Warehouse Facility IV	Cap Floating Rate	08/2011	09/2015	29.3	5.50%
		Cap Floating Rate	03/2014	03/2017	45.7	5.50%
					75.0

75.0	Warehouse Facility V	Cap Floating Rate	06/2012	07/2015	56.3	5.00%

(1)	Rate excludes the spread over the LIBOR rate or the commercial paper rate, as applicable.

The interest rate caps have not been designated as hedging instruments.  As of December 31, 2015 and 2014, the interest rate caps had a fair value of less than $0.1 million as the capped rates were significantly above market rates.

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 is as follows:

(In millions)		Amount of (Loss)/ Gain Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		For the Years Ended December 31,
	Location	2015	2014	2013
Interest rate caps	Interest expense	$—	$(0.1)	$(0.1)

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

Affiliated Dealer Loan balances were $12.6 million and $8.7 million as of December 31, 2015 and 2014, respectively.  As of December 31, 2015 and 2014, affiliated Dealer Loan balances were 0.4% of total consolidated Dealer Loan balances.  A summary of related party Loan activity is as follows:

(Dollars in millions)	For the Years Ended December 31,
	2015		2014		2013
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$2.5	0.4%	$1.6	0.3%	$1.5	0.3%
New Consumer Loan assignments (1)	5.9	0.3%	4.2	0.3%	4.3	0.3%
Accelerated Dealer Holdback payments	0.2	0.4%	0.1	0.2%	0.1	0.2%
Dealer Holdback payments	1.4	0.9%	1.4	1.0%	2.2	1.9%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

11.    INCOME TAXES

The income tax provision consists of the following:

(In millions)	For the Years Ended December 31,
	2015	2014	2013
Income before provision for income taxes:	$474.5	$420.9	$398.2
Current provision for income taxes:
Federal	127.9	90.9	128.4
State	10.6	7.3	7.4
	138.5	98.2	135.8
Deferred provision for income taxes:
Federal	33.7	52.0	8.7
State	1.9	4.1	0.1
	35.6	56.1	8.8
Interest and penalties expense:
Interest	0.7	0.4	0.5
Penalties	—	—	—
	0.7	0.4	0.5
Provision for income taxes	$174.8	$154.7	$145.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following:

(In millions)	As of December 31,
	2015	2014
Deferred tax assets:
Allowance for credit losses	$89.8	$76.4
Stock-based compensation	18.8	14.8
Deferred state net operating loss	5.1	3.9
Other, net	11.3	9.2
Total deferred tax assets	125.0	104.3
Deferred tax liabilities:
Valuation of Loans receivable	364.2	306.5
Deferred Loan origination costs	2.5	2.7
Other, net	7.2	8.5
Total deferred tax liabilities	373.9	317.7
Net deferred tax liability	$248.9	$213.4

The deferred state net operating loss tax asset arising from the operating loss carry forward for state income tax purposes is expected to expire at various times beginning in 2022, if not utilized.  We do not anticipate expiration of the net operating loss carry forwards prior to their utilization.

 A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Years Ended December 31,
	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	1.6%	1.7%	1.1%
Other	0.2%	0.1%	0.3%
Effective tax rate	36.8%	36.8%	36.4%

The differences between the U.S. federal statutory rate and our effective tax rates for 2015, 2014 and 2013 are primarily due to state income taxes. The increases in the effective tax rates over the three year period were primarily due to higher effective tax rates in certain state tax jurisdictions.

The following table is a summary of changes in gross unrecognized tax benefits:

(In millions)	For the Years Ended December 31,
	2015	2014	2013
Unrecognized tax benefits at January 1,	$16.6	$13.2	$11.0
Additions based on tax positions related to current year	7.4	5.5	3.6
Reductions for tax positions of prior years	—	(0.2)	—
Settlements	—	—	—
Reductions as a result of a lapse of the statute of limitations	(2.2)	(1.9)	(1.4)
Unrecognized tax benefits at December 31,	$21.8	$16.6	$13.2

The total amount of gross unrecognized tax benefit that, if recognized, would favorably affect our effective income tax rate in future periods, was $21.8 million as of December 31, 2015.  Accrued interest related to uncertain tax positions was $3.8 million and $3.1 million as of December 31, 2015 and 2014, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12.    NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Years Ended December 31,
	2015	2014	2013
Weighted average shares outstanding:
Common shares	20,364,435	21,739,300	23,180,633
Vested restricted stock units	527,260	517,804	670,156
Basic number of weighted average shares outstanding	20,891,695	22,257,104	23,850,789
Dilutive effect of stock options	—	3,293	31,180
Dilutive effect of restricted stock and restricted stock units	89,058	71,004	127,624
Dilutive number of weighted average shares outstanding	20,980,753	22,331,401	24,009,593

For the years ended December 31, 2015, 2014 and 2013, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive.

13.           STOCK REPURCHASES

Our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. On November 23, 2015, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations. As of December 31, 2015, we had authorization to repurchase 860,450 shares of our common stock.

The following table summarizes our stock repurchases for the years ended December 31, 2015, 2014, and 2013:

(Dollars in millions)	For the Years Ended December 31,
	2015		2014		2013
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market	464,006	$85.4	—	$—	1,209,756	$134.5
Tender Offer (1)	—	—	2,548,868	325.3	—	—
Other (2)	6,065	1.1	137,876	18.4	6,259	0.7
Total	470,071	$86.5	2,686,744	$343.7	1,216,015	$135.2

(1)	Tender Offer Cost amounts include offering costs of $0.3 million for 2014.

(2)	Represents shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units.

14.           STOCK-BASED COMPENSATION PLANS

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), we can grant stock-based awards in the form of restricted stock, restricted stock units and stock options to team members, officers, directors, and contractors at any time prior to March 26, 2022.  On March 26, 2012, our board of directors approved an amendment to our Incentive Plan, increasing the number of shares authorized for issuance by 500,000 shares, to 2.0 million shares.  The shares available for future grants under the Incentive Plan totaled 242,806 as of December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Restricted Stock

We grant performance-based and time-based shares of restricted stock to team members in accordance with our Incentive Plan.  The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant. Based on the terms of individual restricted stock grant agreements, shares vest under one of the following methods:

•
Over a period of 15 years, based on continuous employment and a combination of the cumulative improvement in our annual adjusted economic profit, a non-GAAP financial measure, and the attainment of annual adjusted economic profit targets.

•	Over a period of three years, based on continuous employment.

A summary of the non-vested restricted stock activity under the Incentive Plan for the year ended December 31, 2015 is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2014	190,400	$107.51
Granted	4,860	183.30
Vested	(12,113)	110.46
Forfeited	(836)	143.25
Non-vested as of December 31, 2015	182,311	$109.17

The grant-date weighted average fair value of shares granted in 2015, 2014 and 2013 was $183.30, $138.14, and $113.56, respectively.  The total fair value of shares vested was $2.6 million in 2015 and $1.9 million in 2014 and 2013, respectively.

Restricted Stock Units

We grant performance-based restricted stock units to team members and directors in accordance with our Incentive Plan. The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant. Each restricted stock unit represents and has a value equal to one share of common stock. Based on the terms of individual restricted stock grant agreements, restricted stock unit vest under one of the following methods:

•	Over a period of ten years, based on continuous employment and the cumulative improvement in our annual adjusted economic profit.

•	Over a period of five years, based upon the compounded annual growth rate in our adjusted economic profit.

•	Over a period of three years, based on continuous employment and the compounded annual growth rate in our adjusted EPS, a non-GAAP financial measure.

A summary of the restricted stock unit activity under the Incentive Plan for the year ended December 31, 2015, is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (2) (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2014	862,682	$61.93
Granted	1,500	139.00
Converted	(1,348)	119.33
Forfeited	(3,415)	122.81
Outstanding as of December 31, 2015 (1)	859,419	$61.73	$183.9	3.9
Vested as of December 31, 2015	532,160	$33.74	$113.9	1.3

(1)	No RSUs outstanding at December 31, 2015 were convertible to shares of common stock.

(2)	The intrinsic value of RSUs is measured by applying the closing stock price as of December 31, 2015 to the applicable number of units.

The grant-date weighted average fair value of RSUs granted in 2015, 2014 and 2013 was $139.00, $130.16, and $122.81, respectively. The total intrinsic value of RSUs converted to common stock during 2015, 2014 and 2013 was $0.2 million, $40.1 million, and $0.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock Options

Pursuant to our Director Stock Option Plan (the “Director Plan”), we had reserved 200,000 shares of our common stock for future granting of options to members of our Board of Directors.  The exercise price of the options was no less than the fair market value on the date of the grant.  Options expired ten years from the date of grant.  The Director Plan was terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan. The Director Plan had no options outstanding as of December 31, 2015 and 2014.

There were no stock options exercised in 2015. The total intrinsic value of stock options exercised in 2014 and 2013 was $5.1 million and $3.2 million, respectively.

Stock-based compensation expense

Stock-based compensation expense consists of the following:

(In millions)	For the Years Ended December 31,
	2015	2014	2013
Restricted stock	$3.2	$3.3	$3.0
Restricted stock units	9.2	12.0	5.5
Total	$12.4	$15.3	$8.5

While the stock-based awards are often expected to vest in equal, annual installments over the corresponding requisite service periods of the grants, the related stock-based compensation expense is not recognized on a straight-line basis over the same periods.  Each installment is accounted for as a separate award and as a result, the fair value of each installment is recognized as stock-based compensation expense on a straight-line basis over the related expected vesting period.  Assuming performance targets are achieved in the periods currently estimated, we expect to recognize the remaining expense for stock-based awards outstanding as of December 31, 2015 over a weighted average period of 2.8 years, as follows:

(In millions)
For the Years Ended December 31,	Restricted Stock Units	Restricted Stock	Total Projected Expense
2016	$4.5	$2.2	$6.7
2017	2.5	1.6	4.1
2018	1.7	1.3	3.0
2019	1.1	1.2	2.3
2020	0.8	1.1	1.9
Thereafter	0.5	3.4	3.9
Total	$11.1	$10.8	$21.9

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

Geographic Information

For the three years ended December 31, 2015, 2014 and 2013, all of our revenues were derived from the United States.  As of December 31, 2015 and 2014, all of our long-lived assets were located in the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Products and Services Information

Our primary product consists of offering automobile dealers financing programs that enable them to sell vehicles to consumers, regardless of their credit history, through our nationwide network of Dealers.  We also provide Dealers the ability to offer or purchase ancillary products on vehicles financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during 2015, 2014, or 2013.  Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of December 31, 2015 or 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)

17.    QUARTERLY FINANCIAL DATA (unaudited)

The following quarterly financial data for the years ended December 31, 2015 and 2014 has been prepared in accordance with GAAP:

(In millions, except share and per share data)	2015
	Quarters Ended
	March 31	June 30	September 30	December 31
Income Statement Data
Revenue	$194.2	$203.1	$210.2	$217.8

Income before provision for income taxes	113.3	117.4	117.9	125.9

Net income	71.5	74.2	74.0	80.0

Net income per share (1):
Basic	$3.42	$3.54	$3.53	$3.86
Diluted	$3.41	$3.54	$3.53	$3.84

(In millions, except share and per share data)	2014
	Quarters Ended
	March 31	June 30	September 30	December 31
Income Statement Data
Revenue	$176.9	$179.8	$181.7	$185.1

Income before provision for income taxes	80.0	109.2	115.3	116.4

Net income	49.8	69.4	74.0	73.0

Net income per share (1):
Basic	$2.12	$3.06	$3.38	$3.46
Diluted	$2.12	$3.06	$3.38	$3.45

(1)
Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, we used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we believe that as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2015 and their report dated February 12, 2016 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Credit Acceptance Corporation

We have audited the internal control over financial reporting of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 12, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 12, 2016

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

Our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on May 17, 2012, provides for the granting of restricted stock, restricted stock units and stock options to team members, officers, and directors. As of December 31, 2015, there were no options issued or outstanding under the Incentive Plan.

The following table sets forth (1) the number of shares of common stock to be issued upon the exercise of outstanding options or restricted stock units, (2) the weighted average exercise price of outstanding options, if applicable, and (3) the number of shares remaining available for future issuance, as of December 31, 2015:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (a)
Equity compensation plan approved by shareholders:
Incentive Plan	859,419	—	242,806

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)
The following consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm are contained in Item 8 — Financial Statements and Supplementary Data of this Form 10-K, which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2015 and 2014
— Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
— Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
— Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013
— Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
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

CREDIT ACCEPTANCE CORPORATION

By:	/s/ BRETT A. ROBERTS
Brett A. Roberts
Chief Executive Officer
(Principal Executive Officer)
Date:	February 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 12, 2016 on behalf of the registrant and in the capacities indicated.

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

4.6
Fifth Amended and Restated Loan and Security Agreement dated as of December 27, 2012 among the Company, CAC Warehouse Funding Corporation II, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 3, 2013)

4.7
Amended and Restated Backup Servicing Agreement dated as of December 27, 2012 among the Company, CAC Warehouse Funding Corporation II, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 3, 2013)

4.8
Third Amended and Restated Sale and Contribution Agreement dated as of December 27, 2012 between the Company and CAC Warehouse Funding Corporation II (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 3, 2013)

4.9
First Amendment to Loan and Security Agreement dated as of April 5, 2013 among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 5, 2013)

4.10
Amended and Restated Sale and Contribution Agreement dated as of April 5, 2013 between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 5, 2013)

4.11
Indenture dated as of April 25, 2013, between Credit Acceptance Auto Loan Trust 2013-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.12
Sale and Servicing Agreement dated as of April 25, 2013 among the Company, Credit Acceptance Auto Loan Trust 2013-1, Credit Acceptance Funding LLC 2013-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.13
Backup Servicing Agreement dated as of April 25, 2013, among the Company, Credit Acceptance Funding LLC 2013-1, Credit Acceptance Auto Loan Trust 2013-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.14
Amended and Restated Trust Agreement dated as of April 25, 2013, between Credit Acceptance Funding LLC 2013-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.15
Sale and Contribution Agreement dated as of April 25, 2013, between the Company and Credit Acceptance Funding LLC 2013-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 29, 2013)

4.16
Second Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 20, 2013, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 24, 2013)

4.17
Indenture dated as of October 31, 2013, between Credit Acceptance Auto Loan Trust 2013-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 5, 2013)

4.18
Sale and Servicing Agreement dated as of October 31, 2013 among the Company, Credit Acceptance Auto Loan Trust 2013-2, Credit Acceptance Funding LLC 2013-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 5, 2013)

4.19
Backup Servicing Agreement dated as of October 31, 2013, among the Company, Credit Acceptance Funding LLC 2013-2, Credit Acceptance Auto Loan Trust 2013-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 5, 2013)

4.20
Amended and Restated Trust Agreement dated as of October 31, 2013, between Credit Acceptance Funding LLC 2013-2 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 5, 2013)

4.21
Sale and Contribution Agreement dated as of October 31, 2013, between the Company and Credit Acceptance Funding LLC 2013-2 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated November 5, 2013)

4.22
Third Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 9, 2013, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.23
Fourth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of January 15, 2014, by and among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the Banks (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.24
Indenture, dated as of January 22, 2014, among Credit Acceptance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 27, 2014)

4.25
Registration Rights Agreement, dated January 22, 2014, among Credit Acceptance Corporation, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of the Company’s 6.125% Senior Notes due 2021 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 27, 2014)

4.26
Amendment No. 1 to Fifth Amended and Restated Loan and Security Agreement, dated as of December 2, 2013, among the Company, CAC Warehouse Funding Corporation II, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.27
Amendment No. 1 to the Third Amended and Restated Sale and Contribution Agreement, dated as of December 2, 2013 between the Company and CAC Warehouse Funding Corporation II (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.28
Second Amendment to Loan and Security Agreement, dated as of December 4, 2013, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.29
First Amendment to Amended and Restated Sale and Contribution Agreement, dated as of December 4, 2013, between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.30
Indenture dated as of April 16, 2014, between Credit Acceptance Auto Loan Trust 2014-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.31
Sale and Servicing Agreement dated as of April 16, 2014 among the Company, Credit Acceptance Auto Loan Trust 2014-1, Credit Acceptance Funding LLC 2014-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.32
Backup Servicing Agreement dated as of April 16, 2014, among the Company, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Auto Loan Trust 2014-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.33
Amended and Restated Trust Agreement dated as of April 16, 2014, between Credit Acceptance Funding LLC 2014-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.34
Sale and Contribution Agreement dated as of April 16, 2014, between the Company and Credit Acceptance Funding LLC 2014-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.35
Sixth Amended and Restated Credit Agreement, dated as of June 23, 2014, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 25, 2014)

4.36
Second Amendment to the Fifth Amended and Restated Loan and Security Agreement dated as of July 18, 2014 among the Company, CAC Warehouse Funding Corporation II, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated July 23, 2014)

4.37
First Amendment to the Amended and Restated Backup Servicing Agreement dated as of July 18, 2014 among the Company, CAC Warehouse Funding Corporation II, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated July 23, 2014).

4.38
Loan and Security Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 18, 2014)

4.39
Backup Servicing Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 18, 2014)

4.40
Contribution Agreement, dated as of September 15, 2014, between the Company and CAC Warehouse Funding LLC V (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 18, 2014)

4.41
Indenture, dated as of September 25, 2014, between Credit Acceptance Auto Loan Trust 2014-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2014)

4.42
Sale and Servicing Agreement, dated as of September 25, 2014, among the Company, Credit Acceptance Auto Loan Trust 2014-2, Credit Acceptance Funding LLC 2014-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2014)

4.43
Backup Servicing Agreement, dated as of September 25, 2014, among the Company, Credit Acceptance Funding LLC 2014-2, Credit Acceptance Auto Loan Trust 2014-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2014)

4.44
Amended and Restated Trust Agreement, dated as of September 25, 2014, between Credit Acceptance Funding LLC 2014-2 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2014)

4.45
Sale and Contribution Agreement, dated as of September 25, 2014, between the Company and Credit Acceptance Funding LLC 2014-2 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2014)

4.46
Indenture dated as of January 29, 2015, between Credit Acceptance Auto Loan Trust 2015-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015)

4.47
Sale and Servicing Agreement dated as of January 29, 2015, among the Company, Credit Acceptance Auto Loan Trust 2015-1, Credit Acceptance Funding LLC 2015-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015)

4.48
Backup Servicing Agreement dated as of January 29, 2015, among the Company, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Auto Loan Trust 2015-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015)

4.49
Amended and Restated Trust Agreement dated as of January 29, 2015, between Credit Acceptance Funding LLC 2015-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015)

4.50
Sale and Contribution Agreement dated as of January 29, 2015, between the Company and Credit Acceptance Funding LLC 2015-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015)

4.51
Indenture, dated as of March 30, 2015, among Credit Acceptance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated March 30, 2015)

4.52
Registration Rights Agreement, dated March 30, 2015, among Credit Acceptance Corporation, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of the Company’s 7.375% Senior Notes due 2023 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated March 30, 2015)

4.53
Third Amendment to Loan and Security Agreement, dated as of May 13, 2015, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated May 13, 2015)

4.54
First Amendment to Backup Servicing Agreement, dated as of May 13, 2015 among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated May 13, 2015)

4.55
Third Amendment to Fifth Amended and Restated Loan and Security Agreement dated as of May 19, 2015 among the Company, CAC Warehouse Funding Corporation II, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated May 19, 2015)

4.56
First Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 11, 2015, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 11, 2015)

4.57
First Amendment to Loan and Security Agreement, dated as of June 11, 2015 among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 11, 2015)

4.58
Indenture dated as of August 20, 2015, between Credit Acceptance Auto Loan Trust 2015-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 20, 2015)

4.59
Sale and Servicing Agreement dated as of August 20, 2015, among the Company, Credit Acceptance Auto Loan Trust 2015-2, Credit Acceptance Funding LLC 2015-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 20, 2015)

4.60
Backup Servicing Agreement dated as of August 20, 2015, among the Company, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Auto Loan Trust 2015-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 20, 2015)

4.61
Amended and Restated Trust Agreement dated as of August 20, 2015, between Credit Acceptance Funding LLC 2015-2 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 20, 2015)

4.62
Sale and Contribution Agreement dated as of August 20, 2015, between the Company and Credit Acceptance Funding LLC 2015-2 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 20, 2015)

4.63
Loan and Security Agreement dated as of September 30, 2015 among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, FSB (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2015)

4.64
Sale and Contribution Agreement dated as of September 30, 2015 between the Company and CAC Warehouse Funding LLC VI (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2015)

4.65
Amended and Restated Intercreditor Agreement dated September 30, 2015 among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Funding LLC 2014-2, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Funding LLC 2013-2, Credit Acceptance Funding LLC 2013-1, Credit Acceptance Auto Loan Trust 2015-2, Credit Acceptance Auto Loan Trust 2015-1, Credit Acceptance Auto Loan Trust 2014-2, Credit Acceptance Auto Loan Trust 2014-1, Credit Acceptance Auto Loan Trust 2013-2, Credit Acceptance Auto Loan Trust 2013-1, Wells Fargo Bank, National Association, Fifth Third Bank, Bank of Montreal, Flagstar Bank, FSB, and Comerica Bank (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2015)

10.1
Credit Acceptance Corporation 1992 Stock Option Plan, as amended and restated May 1999 (incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1999)*

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

Amendments and modifications to other Exhibits previously filed have been omitted when in the opinion of the registrant such Exhibits as amended or modified are no longer material or, in certain instances, are no longer required to be filed as Exhibits.