Form 10-Q
period 2016-03-31
CREDIT ACCEPTANCE CORP
filed 2016-05-02
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

248-353-2700
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of Common Stock, par value $0.01, outstanding on April 25, 2016 was 20,328,489.

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	March 31, 2016	December 31, 2015
ASSETS:
Cash and cash equivalents	$9.1	$6.3
Restricted cash and cash equivalents	225.7	167.4
Restricted securities available for sale	49.1	48.3
Loans receivable (including $15.0 and $12.6 from affiliates as of March 31, 2016 and December 31, 2015, respectively)	3,626.2	3,345.1
Allowance for credit losses	(262.8)	(243.6)
Loans receivable, net	3,363.4	3,101.5
Property and equipment, net	19.0	18.9
Income taxes receivable	19.8	10.0
Other assets (1)	17.9	20.2
Total Assets	$3,704.0	$3,372.6
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$131.9	$127.8
Revolving secured line of credit	36.3	57.7
Secured financing (1)	1,751.7	1,470.1
Senior notes (1)	540.3	540.0
Deferred income taxes, net	252.4	248.9
Total Liabilities	2,712.6	2,444.5
Commitments and Contingencies - See Note 14
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 20,328,546 and 20,132,972 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	0.2	0.2
Paid-in capital	126.2	100.8
Retained earnings	864.7	827.2
Accumulated other comprehensive income (loss)	0.3	(0.1)
Total Shareholders' Equity	991.4	928.1
Total Liabilities and Shareholders' Equity	$3,704.0	$3,372.6

(1)
Prior year amounts have been reclassified to reflect the adoption of Accounting Standards Update ("ASU") No. 2015-03, as amended by ASU No. 2015-15, which resulted in a reclassification of certain deferred debt issuance costs from other assets to secured financing and senior notes. For additional information see Note 3 and Note 6 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2016	2015
Revenue:
Finance charges	$202.8	$169.9
Premiums earned	10.8	12.1
Other income	14.3	12.2
Total revenue	227.9	194.2
Costs and expenses:
Salaries and wages	32.7	30.4
General and administrative	12.1	9.1
Sales and marketing	13.7	11.7
Provision for credit losses	22.1	6.2
Interest	22.1	14.9
Provision for claims	6.8	8.6
Total costs and expenses	109.5	80.9
Income before provision for income taxes	118.4	113.3
Provision for income taxes	44.0	41.8
Net income	$74.4	$71.5
Net income per share:
Basic	$3.64	$3.42
Diluted	$3.63	$3.41
Weighted average shares outstanding:
Basic	20,435,201	20,922,620
Diluted	20,485,832	20,948,676

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2016	2015
Net income	$74.4	$71.5
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax	0.4	0.3
Other comprehensive income	0.4	0.3
Comprehensive income	$74.8	$71.8

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$74.4	$71.5
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	22.1	6.2
Depreciation	1.6	1.5
Amortization	2.2	2.2
Loss on retirement of property and equipment	—	0.1
Provision for deferred income taxes	3.3	7.0
Stock-based compensation	2.1	4.1
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(6.3)	7.9
Decrease (increase) in income taxes receivable	(9.8)	0.4
Decrease in income taxes payable	—	13.0
Decrease in other assets	2.1	3.5
Net cash provided by operating activities	91.7	117.4
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(58.3)	(41.3)
Purchases of restricted securities available for sale	(12.6)	(11.6)
Proceeds from sale of restricted securities available for sale	11.1	11.5
Maturities of restricted securities available for sale	1.2	0.5
Principal collected on Loans receivable	514.8	454.5
Advances to Dealers	(562.7)	(533.5)
Purchases of Consumer Loans	(181.4)	(92.6)
Accelerated payments of Dealer Holdback	(14.8)	(13.8)
Payments of Dealer Holdback	(39.9)	(41.1)
Purchases of property and equipment	(1.7)	(1.3)
Net cash used in investing activities	(344.3)	(268.7)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	798.7	988.4
Repayments under revolving secured line of credit	(820.1)	(1,107.9)
Proceeds from secured financing	661.1	535.4
Repayments of secured financing	(380.4)	(433.1)
Proceeds from issuance of senior notes	—	248.2
Payments of debt issuance costs	(0.7)	(6.2)
Repurchase of common stock	(40.8)	(1.1)
Tax benefits from stock-based compensation plans	27.2	0.3
Other financing activities	10.4	7.6
Net cash provided by financing activities	255.4	231.6
Net increase in cash and cash equivalents	2.8	80.3
Cash and cash equivalents, beginning of period	6.3	6.4
Cash and cash equivalents, end of period	$9.1	$86.7
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$29.2	$17.3
Cash paid during the period for income taxes	$22.0	$20.2

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2016 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the financial statements.

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current presentation. On January 1, 2016, we adopted Accounting Standards Update ("ASU") No. 2015-03, as amended by ASU No. 2015-15, which resulted in a reclassification of certain deferred debt issuance costs as of December 31, 2015, from other assets ($16.8 million) to secured financing ($8.5 million) and senior notes ($8.3 million), in our consolidated balance sheets. For additional information see Note 3 and Note 6 to the consolidated financial statements.

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
Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended March 31,
Consumer Loan Assignment Volume	2016	2015
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	96.6%	96.7%

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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2015	88.6%	11.4%
June 30, 2015	87.7%	12.3%
September 30, 2015	87.3%	12.7%
December 31, 2015	85.7%	14.3%
March 31, 2016	82.4%	17.6%

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;

•	a non-recourse cash payment (“advance”) from us; and

•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of March 31, 2016 and December 31, 2015, we had $8.8 million and $6.0 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of March 31, 2016 and December 31, 2015, we had $223.6 million and $165.1 million, respectively, in restricted cash and cash equivalents that was not insured by the FDIC.

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
(UNAUDITED)

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
(UNAUDITED)

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

Credit Quality.  Substantially all of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories or higher debt-to-income ratios than are permitted by traditional lenders. Consumer Loans made to these individuals generally entail a higher risk of delinquency, default and repossession and higher losses than loans made to consumers with better credit.  Since most of our revenue and cash flows are generated from these Consumer Loans, our ability to accurately forecast Consumer Loan performance is critical to our business and financial results. At the time the Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan. Based on these forecasts, an advance or one-time purchase payment is made to the related Dealer at a price designed to maximize economic profit, a non-GAAP financial measure that considers our return on capital, our cost of capital and the amount of capital invested.

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

Methodology Changes. For the three months ended March 31, 2016 and 2015, we did not make any methodology changes for Loans that had a material impact on our financial results.

Reinsurance

VSC Re Company (“VSC Re”), our wholly-owned subsidiary, is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealers on vehicles financed by us. VSC Re currently reinsures vehicle service contracts that are underwritten by one of our third party insurers. Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less fees and certain administrative costs, are contributed to a trust account controlled by VSC Re. These premiums are used to fund claims covered under the vehicle service contracts. VSC Re is a bankruptcy remote entity. As such, our exposure to fund claims is limited to the trust assets controlled by VSC Re and our net investment in VSC Re.

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

(In millions)	For the Three Months Ended March 31,
	2016	2015
Net assumed written premiums	$11.9	$15.5
Net premiums earned	10.8	12.1
Provision for claims	6.8	8.6
Amortization of capitalized acquisition costs	0.2	0.3

We have consolidated the trust within our financial statements based on our determination of the following:

•
We have a variable interest in the trust. We have a residual interest in the assets of the trust, which is variable in nature, given that it increases or decreases based upon the actual loss experience of the related service contracts. In addition, VSC Re is required to absorb any losses in excess of the trust's assets.

•	The trust is a variable interest entity. The trust has insufficient equity at risk as no parties to the trust were required to contribute assets that provide them with any ownership interest.

•
We are the primary beneficiary of the trust. We control the amount of premium written and placed in the trust through Consumer Loan assignments under our Programs, which is the activity that most significantly impacts the economic performance of the trust. We have the right to receive benefits from the trust that could potentially be significant. In addition, VSC Re has the obligation to absorb losses of the trust that could potentially be significant.

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	March 31, 2016	December 31, 2015
Trust assets	Restricted cash and cash equivalents	$0.5	$0.8
Trust assets	Restricted securities available for sale	49.1	48.3
Unearned premium	Accounts payable and accrued liabilities	36.3	35.2
Claims reserve (1)	Accounts payable and accrued liabilities	1.1	1.2

(1)	The claims reserve is estimated based on historical claims experience.

New Accounting Updates

Improvements to Employee Share-Based Payment Accounting. In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, which simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. ASU No. 2016-09 is effective for fiscal years, and interim periods, beginning after January 1, 2017. Early application is permitted, but we have not yet adopted ASU No. 2016-09. We are currently assessing the impact the adoption of ASU No. 2016-09 will have on our consolidated financial statements and related disclosures.

Leases. In February 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize a right-of-use asset and related lease liability for leases classified as operating leases at the commencement date that have lease terms of more than 12 months. This ASU retains the classification distinction between finance leases and operating leases. ASU No. 2016-02 is effective for fiscal years, and interim periods, beginning after December 15, 2018. Early application is permitted, but we have not yet adopted ASU No. 2016-02. We are currently assessing the impact the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Disclosures about Short-Duration Contracts. In May 2015, the FASB issued ASU No. 2015-09, which amends Topic 944 (Financial Services - Insurance) and enhances disclosures for short-duration insurance contracts. ASU No. 2015-09 is intended to increase transparency regarding significant estimates made in measuring liabilities for unpaid claims and claim adjustment expenses. It does not otherwise change the accounting for short-duration insurance contracts. ASU No. 2015-09 is effective for fiscal years beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted, but we have not yet adopted ASU No. 2015-09. While the adoption of ASU No. 2015-09 is not expected to have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to the reinsurance of vehicle service contracts.

Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. In April 2015, the FASB issued ASU No. 2015-05 which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change the customer's accounting for service contracts. ASU No. 2015-05 is effective for fiscal years, and interim periods, beginning after December 15, 2015 with early adoption permitted. The adoption of ASU No. 2015-05 on January 1, 2016 did not have a material impact on our consolidated financial statements and related disclosures.

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, which amends Topic 835 (Interest) and requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. In August 2015, the FASB issued ASU No. 2015-15, which amends Subtopic 835-30 (Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements) and states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU Nos. 2015-03 and 2015-15 are effective for fiscal years, and interim periods, beginning after December 15, 2015, with early adoption permitted. The adoption of ASU No. 2015-03, as amended by ASU No. 2015-15, on January 1, 2016 resulted in a reclassification of deferred debt issuance costs as of December 31, 2015, from other assets ($16.8 million) to secured financing ($8.5 million) and senior notes ($8.3 million), in our consolidated balance sheets.

Amendments to the Consolidation Analysis. In February 2015, the FASB issued ASU No. 2015-02, which amends Topic 810 (Consolidation) and requires an entity to evaluate whether it should consolidate certain legal entities. ASU No. 2015-02 is effective for fiscal years, and interim periods, beginning after December 15, 2015 with early adoption permitted. The adoption of ASU No. 2015-02 on January 1, 2016 did not have a material impact on our consolidated financial statements and related disclosures.

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09 which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition) and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU No. 2015-14 also permits early adoption of ASU No. 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. We have not yet determined the effect that ASU No. 2014-09, as amended by ASU No. 2015-14, will have on our consolidated financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

4.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of amounts held in a trust related to VSC Re. We determine the appropriate classification of our investments in debt securities at the time of purchase and reevaluate such determinations at each balance sheet date. Debt securities for which we do not have the intent or ability to hold to maturity are classified as available for sale, and stated at fair value with unrealized gains and losses, net of income taxes included in the determination of comprehensive income and reported as a component of shareholders’ equity.

Restricted securities available for sale consist of the following:

(In millions)	As of March 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$22.4	$0.2	$—	$22.6
Corporate bonds	17.0	0.2	—	17.2
Asset-backed securities	5.3	—	—	5.3
Mortgage-backed securities	4.0	—	—	4.0
Total restricted securities available for sale	$48.7	$0.4	$—	$49.1

(In millions)	As of December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$21.8	$—	$(0.1)	$21.7
Corporate bonds	17.1	—	(0.1)	17.0
Asset-backed securities	5.5	—	—	5.5
Mortgage-backed securities	4.1	—	—	4.1
Total restricted securities available for sale	$48.5	$—	$(0.2)	$48.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of March 31, 2016
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$0.9	$—	$—	$—	$0.9	$—
Corporate bonds	1.6	—	0.5	—	2.1	—
Asset-backed securities	1.4	—	—	—	1.4	—
Mortgage-backed securities	1.4	—	—	—	1.4	—
Total restricted securities available for sale	$5.3	$—	$0.5	$—	$5.8	$—

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2015
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$16.0	$(0.1)	$0.7	$—	$16.7	$(0.1)
Corporate bonds	12.6	(0.1)	1.7	—	14.3	(0.1)
Asset-backed securities	5.4	—	—	—	5.4	—
Mortgage-backed securities	3.1	—	—	—	3.1	—
Total restricted securities available for sale	$37.1	$(0.2)	$2.4	$—	$39.5	$(0.2)

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In millions)	As of
	March 31, 2016		December 31, 2015
Contractual Maturity	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Within one year	$2.4	$2.4	$2.6	$2.6
Over one year to five years	41.9	42.3	42.5	42.4
Over five years to ten years	1.5	1.5	0.5	0.5
Over ten years	2.9	2.9	2.9	2.8
Total restricted securities available for sale	$48.7	$49.1	$48.5	$48.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of March 31, 2016
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,985.7	$640.5	$3,626.2
Allowance for credit losses	(254.0)	(8.8)	(262.8)
Loans receivable, net	$2,731.7	$631.7	$3,363.4

(In millions)	As of December 31, 2015
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,823.4	$521.7	$3,345.1
Allowance for credit losses	(235.1)	(8.5)	(243.6)
Loans receivable, net	$2,588.3	$513.2	$3,101.5

A summary of changes in Loans receivable is as follows:

(In millions)	For the Three Months Ended March 31, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,823.4	$521.7	$3,345.1
New Consumer Loan assignments (1)	562.7	181.4	744.1
Principal collected on Loans receivable	(450.8)	(64.0)	(514.8)
Accelerated Dealer Holdback payments	14.8	—	14.8
Dealer Holdback payments	39.9	—	39.9
Transfers (2)	(1.4)	1.4	—
Write-offs	(3.2)	—	(3.2)
Recoveries (3)	0.3	—	0.3
Balance, end of period	$2,985.7	$640.5	$3,626.2

(In millions)	For the Three Months Ended March 31, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,389.8	$330.0	$2,719.8
New Consumer Loan assignments (1)	533.5	92.6	626.1
Principal collected on Loans receivable	(407.6)	(46.9)	(454.5)
Accelerated Dealer Holdback payments	13.8	—	13.8
Dealer Holdback payments	41.1	—	41.1
Transfers (2)	(3.6)	3.6	—
Write-offs	(3.1)	(0.1)	(3.2)
Recoveries (3)	0.4	0.1	0.5
Balance, end of period	$2,564.3	$379.3	$2,943.6

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

The excess of expected net cash flows over the outstanding balance of Loans receivable, net is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans. A summary of changes in the accretable yield is as follows:

(In millions)	For the Three Months Ended March 31, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$874.2	$198.6	$1,072.8
New Consumer Loan assignments (1)	234.1	67.3	301.4
Accretion (2)	(173.7)	(31.4)	(205.1)
Provision for credit losses	21.8	0.3	22.1
Forecast changes	(9.6)	2.9	(6.7)
Transfers (4)	(0.2)	0.9	0.7
Balance, end of period	$946.6	$238.6	$1,185.2

(In millions)	For the Three Months Ended March 31, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$725.2	$136.5	$861.7
New Consumer Loan assignments (1)	216.6	34.8	251.4
Accretion (2) (3)	(149.4)	(22.9)	(172.3)
Provision for credit losses (3)	6.2	—	6.2
Forecast changes (3)	4.8	4.6	9.4
Transfers (4)	(1.0)	2.1	1.1
Balance, end of period	$802.4	$155.1	$957.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended March 31, 2016
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$890.1	$366.6	$1,256.7
Expected net cash flows at the time of assignment (2)	796.8	248.7	1,045.5
Fair value at the time of assignment (3)	562.7	181.4	744.1

(In millions)	For the Three Months Ended March 31, 2015
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$825.3	$183.7	$1,009.0
Expected net cash flows at the time of assignment (2)	750.1	127.4	877.5
Fair value at the time of assignment (3)	533.5	92.6	626.1

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

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations. For additional information regarding credit quality, see Note 3 to the consolidated financial statements. The following table compares our forecast of Consumer Loan collection rates as of March 31, 2016, with the forecasts as of December 31, 2015, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2016	December 31, 2015	Initial Forecast	December 31, 2015	Initial Forecast
2007	68.1%	68.1%	70.7%	0.0%	-2.6%
2008	70.3%	70.3%	69.7%	0.0%	0.6%
2009	79.5%	79.4%	71.9%	0.1%	7.6%
2010	77.5%	77.4%	73.6%	0.1%	3.9%
2011	74.3%	74.2%	72.5%	0.1%	1.8%
2012	73.3%	73.2%	71.4%	0.1%	1.9%
2013	73.2%	73.4%	72.0%	-0.2%	1.2%
2014	72.2%	72.6%	71.8%	-0.4%	0.4%
2015	67.4%	67.8%	67.7%	-0.4%	-0.3%

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

Forecasted Collection Percentage as of	Current Forecast Variance from
Consumer Loans assigned in 2009 through 2013 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2007 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2008, 2014 and 2015, actual results have been very close to our initial estimates. For the three months ended March 31, 2016, forecasted collection rates declined for Consumer Loans assigned in 2013, 2014 and 2015 and were generally consistent with expectations at the start of the period for all other assignment years presented.

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

(In millions)	As of March 31, 2016
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,002.9	$548.2	$1,551.1	$1,982.8	$92.3	$2,075.1
Allowance for credit losses	—	—	—	(254.0)	(8.8)	(262.8)
Loans receivable, net	$1,002.9	$548.2	$1,551.1	$1,728.8	$83.5	$1,812.3

(In millions)	As of December 31, 2015
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,066.8	$478.1	$1,544.9	$1,756.6	$43.6	$1,800.2
Allowance for credit losses	—	—	—	(235.1)	(8.5)	(243.6)
Loans receivable, net	$1,066.8	$478.1	$1,544.9	$1,521.5	$35.1	$1,556.6

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Three Months Ended March 31, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$235.1	$8.5	$243.6
Provision for credit losses	21.8	0.3	22.1
Write-offs	(3.2)	—	(3.2)
Recoveries (1)	0.3	—	0.3
Balance, end of period	$254.0	$8.8	$262.8

(In millions)	For the Three Months Ended March 31, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$198.1	$8.8	$206.9
Provision for credit losses	6.2	—	6.2
Write-offs	(3.1)	(0.1)	(3.2)
Recoveries (1)	0.4	0.1	0.5
Balance, end of period	$201.6	$8.8	$210.4

(1)	Represents collections received on previously written off Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DEBT

Debt consists of the following:

(In millions)	As of March 31, 2016
	Principal Outstanding	Deferred Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$36.3	$—	$—	$36.3
Secured financing (2)	1,759.3	(7.6)	—	1,751.7
Senior notes	550.0	(8.0)	(1.7)	540.3
Total debt	$2,345.6	$(15.6)	$(1.7)	$2,328.3

(In millions)	As of December 31, 2015
	Principal Outstanding	Deferred Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$57.7	$—	$—	$57.7
Secured financing (2) (3)	1,478.6	(8.5)	—	1,470.1
Senior notes (3)	550.0	(8.3)	(1.7)	540.0
Total debt	$2,086.3	$(16.8)	$(1.7)	$2,067.8

(1)	Excludes deferred debt issuance costs of $2.0 million and $2.2 million as of March 31, 2016 and December 31, 2015, respectively, which are included in other assets.

(2)	Warehouse facilities and asset-backed secured financings ("Term ABS").

(3)
Prior year amounts have been reclassified to reflect the adoption of ASU 2015-03, as amended by ASU No. 2015-15, which resulted in a reclassification of certain deferred debt issuance costs from other assets to secured financing and senior notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

General information for each of our financing transactions in place as of March 31, 2016 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate as of March 31, 2016
Revolving Secured Line of Credit	n/a	06/22/2018		$310.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	07/18/2017	(3)	$400.0	Commercial paper rate or LIBOR plus 200 basis points (2)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	04/30/2018	(3)	$75.0	LIBOR plus 200 basis points (2)
Warehouse Facility V (1)	CAC Warehouse Funding LLC V	09/10/2017	(4)	$100.0	LIBOR plus 160 basis points (2)
Warehouse Facility VI (1)	CAC Warehouse Funding LLC VI	09/30/2018	(3)	$75.0	LIBOR plus 200 basis points
Term ABS 2013-2 (1)	Credit Acceptance Funding LLC 2013-2	10/15/2015	(3)	$197.8	Fixed rate
Term ABS 2014-1 (1)	Credit Acceptance Funding LLC 2014-1	04/15/2016	(3)	$299.0	Fixed rate
Term ABS 2014-2 (1)	Credit Acceptance Funding LLC 2014-2	09/15/2016	(3)	$349.0	Fixed rate
Term ABS 2015-1 (1)	Credit Acceptance Funding LLC 2015-1	01/16/2017	(3)	$300.6	Fixed rate
Term ABS 2015-2 (1)	Credit Acceptance Funding LLC 2015-2	08/15/2017	(3)	$300.2	Fixed rate
Term ABS 2016-1 (1)	Credit Acceptance Funding LLC 2016-1	02/15/2018	(3)	$385.0	LIBOR plus 195 basis points
2021 Senior Notes	n/a	02/15/2021		$300.0	Fixed rate
2023 Senior Notes	n/a	03/15/2023		$250.0	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(3)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.

(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2019 will be due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended March 31,
	2016	2015
Revolving Secured Line of Credit
Maximum outstanding principal balance	$186.4	$206.3
Average outstanding principal balance	56.6	107.9
Warehouse Facility II
Maximum outstanding principal balance	$200.1	$190.0
Average outstanding principal balance	4.4	27.7
Warehouse Facility IV
Maximum outstanding principal balance	$12.0	$35.0
Average outstanding principal balance	12.0	6.4
Warehouse Facility V
Maximum outstanding principal balance	$40.0	$75.0
Average outstanding principal balance	0.9	15.2
Warehouse Facility VI
Maximum outstanding principal balance	$14.7	$—
Average outstanding principal balance	8.9	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	March 31, 2016	December 31, 2015
Revolving Secured Line of Credit
Principal balance outstanding	$36.3	$57.7
Amount available for borrowing (1)	273.7	252.3
Interest rate	2.30%	2.30%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.6	1.2
Interest rate	2.44%	2.24%
Warehouse Facility IV
Principal balance outstanding	$12.0	$12.0
Amount available for borrowing (1)	63.0	63.0
Loans pledged as collateral	25.4	24.5
Restricted cash and cash equivalents pledged as collateral	0.9	0.9
Interest rate	2.43%	2.42%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	100.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.2	1.0
Interest rate	2.03%	1.84%
Warehouse Facility VI
Principal balance outstanding	$—	$14.7
Amount available for borrowing (1)	75.0	60.3
Loans pledged as collateral	—	20.7
Restricted cash and cash equivalents pledged as collateral	0.1	0.9
Interest rate	2.44%	2.24%
Term ABS 2013-1
Principal balance outstanding	$—	$39.6
Loans pledged as collateral	—	144.5
Restricted cash and cash equivalents pledged as collateral	—	14.6
Interest rate	—%	1.56%
Term ABS 2013-2
Principal balance outstanding	$113.5	$163.5
Loans pledged as collateral	216.3	234.7
Restricted cash and cash equivalents pledged as collateral	25.0	21.4
Interest rate	1.80%	1.71%
Term ABS 2014-1
Principal balance outstanding	$299.0	$299.0
Loans pledged as collateral	381.4	366.4
Restricted cash and cash equivalents pledged as collateral	39.0	31.9
Interest rate	1.72%	1.72%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2014-2
Principal balance outstanding	$349.0	$349.0
Loans pledged as collateral	443.6	430.5
Restricted cash and cash equivalents pledged as collateral	45.5	37.7
Interest rate	2.05%	2.05%
Term ABS 2015-1
Principal balance outstanding	$300.6	$300.6
Loans pledged as collateral	387.2	372.4
Restricted cash and cash equivalents pledged as collateral	36.6	29.3
Interest rate	2.26%	2.26%
Term ABS 2015-2
Principal balance outstanding	$300.2	$300.2
Loans pledged as collateral	385.1	390.4
Restricted cash and cash equivalents pledged as collateral	34.1	27.7
Interest rate	2.63%	2.63%
Term ABS 2016-1
Principal balance outstanding	$385.0	$—
Loans pledged as collateral	503.8	—
Restricted cash and cash equivalents pledged as collateral	41.2	—
Interest rate	2.39%	—%
2021 Senior Notes
Principal balance outstanding	$300.0	$300.0
Interest rate	6.125%	6.125%
2023 Senior Notes
Principal balance outstanding	$250.0	$250.0
Interest rate	7.375%	7.375%

(1)	Availability may be limited by the amount of assets pledged as collateral.

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

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than that of Term ABS 2016-1, contributed the Loans to a respective trust that issued notes to qualified institutional investors. The Funding LLC for the Term ABS 2016-1 transaction pledged the Loans to institutional lenders. The Term ABS 2013-2, 2014-1, 2014-2, 2015-1 and 2015-2 transactions each consist of three classes of notes. The Class C Notes for each Term ABS financing, other than Term ABS 2015-1 and 2015-2, do not bear interest and have been retained by us.

Each financing at the time of issuance has a specified revolving period during which we may be required, and are likely, to contribute additional Loans to each Funding LLC. If applicable, each Funding LLC will then contribute the Loans to their respective trust.  At the end of the revolving period, the debt outstanding under each financing will begin to amortize.

The financings create indebtedness for which the trusts or Funding LLC are liable and which is secured by all the assets of each trust or Funding LLC. Such indebtedness is non-recourse to us, even though we are consolidated for financial reporting purposes with the trusts and the Funding LLCs. Because the Funding LLCs are organized as legal entities separate from us, their assets (including the contributed Loans) are not available to our creditors. We receive a monthly servicing fee on each financing equal to 6% of the collections received with respect to the contributed Loans. The fee is paid out of the collections. Except for the servicing fee and Dealer Holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary may be entitled to retain a portion of such collections provided that the borrowing base requirements of the facility are satisfied. However, in our capacity as servicer of the  Loans, we do have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs and/or the trusts under certain specified circumstances. For those Funding LLCs with a trust, when the trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. For all Funding LLCs, after the indebtedness is paid in full, any remaining collections will ultimately be available to be distributed to us as the sole member of the respective Funding LLC.

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	24 month Revolving Period
Term ABS 2013-2	October 31, 2013	$250.1	Through October 15, 2015
Term ABS 2014-1	April 16, 2014	$374.7	Through April 15, 2016
Term ABS 2014-2	September 25, 2014	$437.6	Through September 15, 2016
Term ABS 2015-1	January 29, 2015	$375.9	Through January 16, 2017
Term ABS 2015-2	August 20, 2015	$375.5	Through August 15, 2017
Term ABS 2016-1	February 26, 2016	$481.4	Through February 15, 2018

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

The 2021 senior notes mature on February 15, 2021 and bear interest at a rate of 6.125% per annum, computed on the basis of a 360-day year composed of twelve 30-day months and payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2014. We used the net proceeds from the 2021 senior notes, together with borrowings under our revolving credit facilities, to redeem in full the $350.0 million aggregate principal amount of our 9.125% first priority senior secured notes due 2017 on February 21, 2014.

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

Debt Covenants

As of March 31, 2016, we were in compliance with our covenants under the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of March 31, 2016, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of March 31, 2016 and December 31, 2015:

As of March 31, 2016
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2014	06/2016	$325.0	5.50%
75.0	Warehouse Facility IV	Cap Floating Rate	03/2014	03/2017	75.0	5.50%
100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%

As of December 31, 2015
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2014	06/2016	$325.0	5.50%
75.0	Warehouse Facility IV	Cap Floating Rate	03/2014	03/2017	75.0	5.50%
100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%

(1)	Rate excludes the spread over the LIBOR rate.

The interest rate caps have not been designated as hedging instruments. As of March 31, 2016 and December 31, 2015, the interest rate caps had a fair value of less than $0.1 million as the capped rates were significantly above market rates.

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

Liabilities.  The fair value of our senior notes is determined using quoted market prices in an active market. The fair value of our Term ABS financings is also determined using quoted market prices; however, these instruments trade in a market with a lower trading volume. For our revolving secured line of credit and our Warehouse facilities, the fair values are calculated using the estimated value of each debt instrument based on current rates for debt with similar risk profiles and maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In millions)
	As of March 31, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$9.1	$9.1	$6.3	$6.3
Restricted cash and cash equivalents	225.7	225.7	167.4	167.4
Restricted securities available for sale	49.1	49.1	48.3	48.3
Net investment in Loans receivable	3,363.4	3,401.3	3,101.5	3,126.3
Liabilities
Revolving secured line of credit	$36.3	$36.3	$57.7	$57.7
Secured financing (1)	1,751.7	1,756.0	1,470.1	1,471.9
Senior notes (1)	540.3	522.9	540.0	549.6

(1)
Prior year carrying amounts have been reclassified to reflect the adoption of ASU 2015-03, as amended by ASU No. 2015-15, which resulted in a reclassification of certain deferred debt issuance costs from other assets to secured financing and senior notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The following table provides the level of measurement used to determine the fair value for each of our financial instruments on a recurring basis, as of March 31, 2016 and December 31, 2015:

(In millions)
	As of March 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$9.1	$—	$—	$9.1
Restricted cash and cash equivalents	225.7	—	—	225.7
Restricted securities available for sale	39.8	9.3	—	49.1
Net investment in Loans receivable	—	—	3,401.3	3,401.3
Liabilities
Revolving secured line of credit	$—	$36.3	$—	$36.3
Secured financing	—	1,756.0	—	1,756.0
Senior notes	522.9	—	—	522.9

(In millions)
	As of December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$6.3	$—	$—	$6.3
Restricted cash and cash equivalents	167.4	—	—	167.4
Restricted securities available for sale	38.7	9.6	—	48.3
Net investment in Loans receivable	—	—	3,126.3	3,126.3
Liabilities
Revolving secured line of credit	$—	$57.7	$—	$57.7
Secured financing	—	1,471.9	—	1,471.9
Senior notes	549.6	—	—	549.6

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

Affiliated Dealer Loan balances were $15.0 million and $12.6 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, affiliated Dealer Loan balances were 0.5% and 0.4% of total consolidated Dealer Loan balances, respectively. A summary of related party Loan activity is as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2016		2015
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$0.7	0.4%	$0.4	0.3%
New Consumer Loan assignments (1)	4.6	0.6%	1.5	0.2%
Accelerated Dealer Holdback payments	0.1	0.9%	0.1	0.7%
Dealer Holdback payments	0.3	0.8%	0.3	0.7%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.         INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Three Months Ended March 31,
	2016	2015
U.S. federal statutory rate	35.0%	35.0%
State income taxes	1.9%	1.7%
Other	0.3%	0.2%
Effective tax rate	37.2%	36.9%

The differences between the U.S. federal statutory rate and our effective tax rate are primarily due to state income taxes. The increase in the effective tax rate for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to higher effective tax rates in certain state tax jurisdictions.

11.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended March 31,
	2016	2015
Weighted average shares outstanding:
Common shares	20,029,886	20,410,331
Vested restricted stock units	405,315	512,289
Basic number of weighted average shares outstanding	20,435,201	20,922,620
Dilutive effect of restricted stock and restricted stock units	50,631	26,056
Dilutive number of weighted average shares outstanding	20,485,832	20,948,676

For the three months ended March 31, 2016, 7,544 restricted shares were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2015, there were no restricted stock or restricted stock units that would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

12.         STOCK REPURCHASES

Our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. On November 23, 2015, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations. As of March 31, 2016, we had authorization to repurchase 815,150 shares of our common stock.

The following table summarizes our stock repurchases for the three months ended March 31, 2016 and 2015:

(Dollars in millions)	For the Three Months Ended March 31,
	2016		2015
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market	45,300	$7.6	—	$—
Other (1)	170,668	33.2	6,065	1.1
Total	215,968	$40.8	6,065	$1.1

(1)
Represents shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

13.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended March 31,
	2016	2015
Restricted stock	$0.7	$1.0
Restricted stock units	1.4	3.1
Total	$2.1	$4.1

A summary of the non-vested restricted stock activity is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2015	182,311	$109.17
Granted	7,657	196.96
Vested	(20,408)	115.74
Forfeited	(211)	188.48
Non-vested as of March 31, 2016	169,349	$112.25

A summary of the restricted stock unit activity is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2015	859,419	$61.73
Granted	250	178.96
Converted	(404,096)	16.73
Outstanding as of March 31, 2016	455,573	$101.70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

14.        LITIGATION AND CONTINGENT LIABILITIES

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, industry participants are frequently subject to various consumer claims, litigation and regulatory investigations seeking damages, fines and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to our repossession and sale of the consumer’s vehicle and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement. Many of these cases are filed as purported class actions and seek damages in large dollar amounts. An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity and results of operations. The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

On March 18, 2016, we received a subpoena from the Attorney General of the State of Maryland, relating to the Company’s repossession and sale policies and procedures in the state of Maryland. We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

On February 19, 2016, we received a First Amended Complaint filed by Westlake Services d/b/a Westlake Financial Service and Nowcom Corporation, alleging that the Company has attempted to monopolize the indirect financing profit sharing program market in violation of Section 2 of the Sherman Act and seeking, among other things, injunctive relief and unspecified money damages, which, if awarded, would likely be trebled pursuant to the Sherman Act. The case was filed in the Unites States District Court, Central District of California, Western Division. On April 6, 2016, the Court dismissed the claims brought by Nowcom Corporation.  We cannot predict the duration or outcome of this lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this lawsuit. The Company intends to vigorously defend itself in this matter.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data, of our 2015 Annual Report on Form 10-K, as well as Item 1 - Consolidated Financial Statements, of this Form 10-Q, which is incorporated herein by reference.

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

For the three months ended March 31, 2016, consolidated net income was $74.4 million, or $3.63 per diluted share, compared to $71.5 million, or $3.41 per diluted share, for the same period in 2015. The increase in consolidated net income for the three months ended March 31, 2016 was primarily due to an increase in the average balance of our Loan portfolio, partially offset by a decline in Consumer Loan performance.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of March 31, 2016, with the forecasts as of December 31, 2015, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2016	December 31, 2015	Initial Forecast	December 31, 2015	Initial Forecast
2007	68.1%	68.1%	70.7%	0.0%	-2.6%
2008	70.3%	70.3%	69.7%	0.0%	0.6%
2009	79.5%	79.4%	71.9%	0.1%	7.6%
2010	77.5%	77.4%	73.6%	0.1%	3.9%
2011	74.3%	74.2%	72.5%	0.1%	1.8%
2012	73.3%	73.2%	71.4%	0.1%	1.9%
2013	73.2%	73.4%	72.0%	-0.2%	1.2%
2014	72.2%	72.6%	71.8%	-0.4%	0.4%
2015	67.4%	67.8%	67.7%	-0.4%	-0.3%

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

Consumer Loans assigned in 2009 through 2013 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2007 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2008, 2014 and 2015, actual results have been very close to our initial estimates. For the three months ended March 31, 2016, forecasted collection rates declined for Consumer Loans assigned in 2013, 2014 and 2015 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The dollar amount of changes in forecasted collections, net of changes in forecasted Dealer Holdback payments is as follows:

(In millions)	For the Three Months Ended March 31,
	2016	2015
Impact of forecasted changes in net future expected cash flows	$(6.7)	$9.4

Forecasting collection rates accurately at Loan inception is difficult. With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2016. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of March 31, 2016
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2007	68.1%	46.5%	21.6%	99.7%
2008	70.3%	44.6%	25.7%	99.4%
2009	79.5%	43.9%	35.6%	99.3%
2010	77.5%	44.7%	32.8%	98.9%
2011	74.3%	45.5%	28.8%	98.0%
2012	73.3%	46.3%	27.0%	93.2%
2013	73.2%	47.6%	25.6%	79.9%
2014	72.2%	47.7%	24.5%	58.2%
2015	67.4%	44.5%	22.9%	26.1%
2016	66.1%	43.7%	22.4%	2.8%

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

The spread between the forecasted collection rate and the advance rate has ranged from 21.6% to 35.6% over the last 10 years. The spread was at the high end of this range in 2009 and 2010, when the competitive environment was unusually favorable and much lower during other years (2007 and 2014 through 2016) when competition was more intense. The spread declined from 22.9% in 2015 to 22.4% in 2016 primarily as a result of a change in the mix of Consumer Loan assignments.

The decline in the advance rate from 2015 to 2016 reflects the lower initial forecast on Consumer Loan assignments received in 2016. The lower initial forecast reflects a change in the mix of Consumer Loan assignments received in 2016, including a longer average initial loan term. The average initial term for Consumer Loans assigned in 2016 was 51.3 months as compared to 49.8 months for Consumer Loans assigned in 2015.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of March 31, 2016 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
Dealer Loans	2007	68.0%	45.8%	22.2%
	2008	70.8%	43.3%	27.5%
	2009	79.4%	43.4%	36.0%
	2010	77.5%	44.4%	33.1%
	2011	74.2%	45.2%	29.0%
	2012	73.2%	46.1%	27.1%
	2013	73.3%	47.1%	26.2%
	2014	72.1%	47.2%	24.9%
	2015	66.6%	43.4%	23.2%
	2016	65.8%	42.1%	23.7%

Purchased Loans	2007	68.4%	49.1%	19.3%
	2008	69.6%	46.7%	22.9%
	2009	79.6%	45.3%	34.3%
	2010	77.3%	46.2%	31.1%
	2011	74.6%	47.5%	27.1%
	2012	73.5%	47.8%	25.7%
	2013	72.8%	50.0%	22.8%
	2014	73.0%	51.5%	21.5%
	2015	71.7%	50.2%	21.5%
	2016	67.5%	49.5%	18.0%

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

Forecasted collection rates for 2015 Consumer Loans in our Dealer Loan portfolio have declined from our initial estimates while forecasted collection rates for 2015 Consumer Loans in our Purchased Loan portfolio have materially exceeded our initial estimates. The spread on Dealer Loans increased from 23.2% in 2015 to 23.7% in 2016 as a result of the performance of 2015 Consumer Loans, partially offset by a change in the mix of Consumer Loan assignments. The spread on Purchased Loans decreased from 21.5% in 2015 to 18.0% in 2016 as a result of the performance of 2015 Consumer Loans and a change in the mix of Consumer Loan assignments.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.3:1 as of March 31, 2016. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last five quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2015	28.4%	32.5%
June 30, 2015	30.6%	28.6%
September 30, 2015	41.3%	32.9%
December 31, 2015	33.4%	23.2%
March 31, 2016	21.1%	18.8%

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

Unit and dollar volumes grew 21.1% and 18.8%, respectively, during the first quarter of 2016 as the number of active Dealers grew 24.9% while average volume per active Dealer declined 2.9%.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2016	2015	% Change
Consumer Loan unit volume	101,551	83,854	21.1%
Active Dealers (1)	7,488	5,996	24.9%
Average volume per active Dealer	13.6	14.0	-2.9%

       (1)      Active Dealers are Dealers who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2016	2015	% Change
Consumer Loan unit volume from Dealers active both periods	73,239	73,037	0.3%
Dealers active both periods	4,341	4,341	-
Average volume per Dealers active both periods	16.9	16.8	0.3%

Consumer Loan unit volume from new Dealers	5,742	4,727	21.5%
New active Dealers (1)	1,043	857	21.7%
Average volume per new active Dealers	5.5	5.5	0.0%

Attrition (2)	-12.9%	-13.0%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program. The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Three Months Ended March 31,
	2016	2015
Dealer Loan unit volume as a percentage of total unit volume	82.4%	88.6%
Dealer Loan dollar volume as a percentage of total dollar volume (1)	75.6%	85.2%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of March 31, 2016 and December 31, 2015, the net Dealer Loans receivable balance was 81.2% and 83.5%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2016	2015	% Change
Revenue:
Finance charges	$202.8	$169.9	19.4%
Premiums earned	10.8	12.1	-10.7%
Other income	14.3	12.2	17.2%
Total revenue	227.9	194.2	17.4%
Costs and expenses:
Salaries and wages	32.7	30.4	7.6%
General and administrative	12.1	9.1	33.0%
Sales and marketing	13.7	11.7	17.1%
Provision for credit losses	22.1	6.2	256.5%
Interest	22.1	14.9	48.3%
Provision for claims	6.8	8.6	-20.9%
Total costs and expenses	109.5	80.9	35.4%
Income before provision for income taxes	118.4	113.3	4.5%
Provision for income taxes	44.0	41.8	5.3%
Net income	$74.4	$71.5	4.1%
Net income per share:
Basic	$3.64	$3.42	6.4%
Diluted	$3.63	$3.41	6.5%
Weighted average shares outstanding:
Basic	20,435,201	20,922,620	-2.3%
Diluted	20,485,832	20,948,676	-2.2%

The following table highlights changes in net income for the three months ended March 31, 2016, as compared to 2015:

(In millions)	Change
Net income for the three months ended March 31, 2015	$71.5
Increase in finance charges	32.9
Decrease in premiums earned	(1.3)
Increase in other income	2.1
Increase in operating expenses (1)	(7.3)
Increase in provision for credit losses	(15.9)
Increase in interest	(7.2)
Decrease in provision for claims	1.8
Increase in provision for income taxes	(2.2)
Net income for the three months ended March 31, 2016	$74.4

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the three months ended March 31, 2016, finance charges increased $32.9 million, or 19.4%, as compared to the same period in 2015. The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2016	2015	Change
Average net Loans receivable balance	$3,210.0	$2,605.8	$604.2
Average yield on our Loan portfolio	25.3%	26.1%	-0.8%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended March 31, 2016:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended March 31, 2016
Due to an increase in the average net Loans receivable balance	$39.4
Due to a decrease in the average yield	(6.5)
Total increase in finance charges	$32.9

The increase in the average net Loans receivable balance was primarily due to the year-over-year growth in Consumer Loan assignment volume in recent years. The average yield on our Loan portfolio for the three months ended March 31, 2016 decreased as compared to the same period in 2015 due to lower yields on more recent Consumer Loan assignments.

Premiums Earned.  For the three months ended March 31, 2016, premiums earned decreased $1.3 million, or 10.7%, as compared to the same period in 2015. The decrease was primarily due to a decrease in the size of our reinsurance portfolio, which was the result of a decline in premiums written on vehicle service contracts. While we have experienced year-over-year growth in Consumer Loan assignment volume in recent years, the percentage of Consumer Loan assignments with reinsured vehicle service contracts has declined.

Other Income.  For the three months ended March 31, 2016, other income increased $2.1 million, or 17.2%, as compared to the same period in 2015. The increase in other income was primarily due to the following:

•	An increase of $0.8 million in remarketing fee income as a result of year-over-year growth in Consumer Loan assignment volume in recent years.

•
An increase of $0.6 million in Global Positioning Systems with Starter Interrupt Devices (GPS-SID) fee income due to an increase in the number of units purchased by Dealers from third party providers, which was primarily the result of current year growth in Consumer Loan assignment volume.

Operating Expenses.  For the three months ended March 31, 2016, operating expenses increased $7.3 million, or 14.3%, as compared to the same period in 2015. The increase in operating expenses was primarily due to the following:

•
An increase in general and administrative expense of $3.0 million, or 33.0%, primarily as a result of increases in data processing support and maintenance expenses, building expenses and legal fees related to growth in our business.

•	An increase in salaries and wages expense of $2.3 million, or 7.6%, was primarily the result of the following:

•
An increase of $4.3 million in salaries and wages expense, excluding stock-based compensation expense, primarily related to an increase in the number of team members, including increases of $2.6 million for our support function, $1.0 million for our servicing function and $0.7 million for our originations function.

•
A decrease of $2.0 million in stock-based compensation expense primarily due to amounts recorded in the prior year related to a change in the expected vesting period of performance-based stock awards and declining expense recognition related to stock awards granted in 2012 and 2014.

•
An increase in sales and marketing expense of $2.0 million, or 17.1%, primarily as a result of an increase in sales commissions related to growth in Consumer Loan assignment volume and an increase in the size of our sales force.

Provision for Credit Losses.  For the three months ended March 31, 2016, the provision for credit losses increased $15.9 million, or 256.5%, as compared to the same period in 2015. Under GAAP, when the present value of forecasted future cash flows declines relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established. For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase. As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected. Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the three months ended March 31, 2016, overall Consumer Loan performance declined from our expectations at the start of the period, resulting in a provision for credit losses of $22.1 million for the three months ended March 31, 2016, of which $21.8 million related to Dealer Loans and $0.3 million related to Purchased Loans. During the three months ended March 31, 2015, overall Consumer Loan performance exceeded our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $6.2 million for the three months ended March 31, 2015, all of which related to Dealer Loans.

Interest.  For the three months ended March 31, 2016, interest expense increased $7.2 million, or 48.3%, as compared to the same period in 2015. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended March 31, 2016 and 2015:

(Dollars in millions)	For the Three Months Ended March 31,
	2016	2015
Interest expense	$22.1	$14.9
Average outstanding debt principal balance (1)	2,210.8	1,845.9
Average cost of debt	4.0%	3.2%

(1)	Includes the unamortized debt discount and excludes deferred debt issuance costs.

The increase in interest expense was primarily due to an increase in our average cost of debt and an increase in the average outstanding debt principal balance. The increase in our average cost of debt was primarily the result of a change in the mix of our outstanding debt. The increase in the average outstanding debt principal balance was due to debt proceeds used to fund the growth in Consumer Loan assignment volume and stock repurchases.

Provision for Claims.  For the three months ended March 31, 2016, provision for claims decreased $1.8 million, or 20.9%, as compared to the same period in 2015. The decrease was due to a decrease in the size of our reinsurance portfolio and a decrease in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the three months ended March 31, 2016, the effective tax rate increased to 37.2% from 36.9% in the same period in 2015. The increase was primarily due to higher effective tax rates in certain state tax jurisdictions.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of March 31, 2016. For information regarding these financings and the covenants included in the related documents, see Note 6 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

On February 26, 2016, we completed a $385.0 million Term ABS financing which was used to repay outstanding indebtedness. The financing will revolve for 24 months after which it will amortize based upon the cash flows on the contributed Loans.

Cash and cash equivalents as of March 31, 2016 and December 31, 2015 was $9.1 million and $6.3 million, respectively.  As of March 31, 2016 and December 31, 2015, we had $911.7 million and $875.6 million in unused and available lines of credit, respectively. Our total balance sheet indebtedness increased $243.7 million to $2,328.3 million as of March 31, 2016 from $2,084.6 million as of December 31, 2015 due to the growth in new Consumer Loan assignments.

Contractual Obligations

A summary of our scheduled principal debt maturities as of March 31, 2016 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2016	$400.0
2017	737.1
2018	590.3
2019	68.2
2020	—
Over five years	550.0
Total	$2,345.6

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2015, other risk factors discussed herein or listed from time to time in our reports filed with the SEC and the following:

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2015 Annual Report on Form 10-K.

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

For a description of significant litigation to which we are a party, see Note 14 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended March 31, 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2016	181	(2)	$178.96	—	860,450
February 1 to February 29, 2016	207,387	(3)	188.64	45,300	815,150
March 1 to March 31, 2016	8,400	(2)	196.38	—	815,150
	215,968		$188.93	45,300

(1)
On November 23, 2015, our board of directors authorized the repurchase by us from time to time in the open market or in privately negotiated transactions of up to one million shares of our common stock. The authorization, which was announced on November 24, 2015, does not have a specified expiration date.

(2)
Represents shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

(3)
Amount includes 162,087 shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock and the conversion of restricted stock units to common stock.

ITEM 6.          EXHIBITS

See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	May 2, 2016

INDEX OF EXHIBITS

The following documents are filed as part of this report.  Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

Exhibit No.	Description
4.66
Loan and Security Agreement dated as of February 26, 2016 among the Company, Credit Acceptance Funding LLC 2016-1, Wells Fargo Bank, National Association and Bank of Montreal (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 26, 2016).

4.67
Backup Servicing Agreement dated as of February 26, 2016, among the Company, Credit Acceptance Funding LLC 2016-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 26, 2016).

4.68
Sale and Contribution Agreement dated as of February 26, 2016 between the Company and Credit Acceptance Funding LLC 2016-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 26, 2016).

4.69
Amended and Restated Intercreditor Agreement dated February 26, 2016 among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, Credit Acceptance Funding LLC 2016-1, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Funding LLC 2014-2, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Funding LLC 2013-2, Credit Acceptance Funding LLC 2013-1, Credit Acceptance Auto Loan Trust 2015-2, Credit Acceptance Auto Loan Trust 2015-1, Credit Acceptance Auto Loan Trust 2014-2, Credit Acceptance Auto Loan Trust 2014-1, Credit Acceptance Auto Loan Trust 2013-2, Credit Acceptance Auto Loan Trust 2013-1, Wells Fargo Bank, National Association, Fifth Third Bank, Bank of Montreal, Flagstar Bank, FSB, and Comerica Bank (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 26, 2016).

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