Form 10-Q
period 2016-06-30
CREDIT ACCEPTANCE CORP
filed 2016-07-29
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

The number of shares of Common Stock, par value $0.01, outstanding on July 22, 2016 was 20,328,315.

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	June 30, 2016	December 31, 2015
ASSETS:
Cash and cash equivalents	$158.3	$6.3
Restricted cash and cash equivalents	233.7	167.4
Restricted securities available for sale	46.6	48.3
Loans receivable (including $16.8 and $12.6 from affiliates as of June 30, 2016 and December 31, 2015, respectively)	3,812.0	3,345.1
Allowance for credit losses	(276.9)	(243.6)
Loans receivable, net	3,535.1	3,101.5
Property and equipment, net	18.6	18.9
Income taxes receivable	10.0	10.0
Other assets (1)	22.1	20.2
Total Assets	$4,024.4	$3,372.6
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$142.3	$127.8
Revolving secured line of credit	—	57.7
Secured financing (1)	1,997.7	1,470.1
Senior notes (1)	540.6	540.0
Deferred income taxes, net	265.7	248.9
Total Liabilities	2,946.3	2,444.5
Commitments and Contingencies - See Note 14
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 20,328,362 and 20,132,972 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	0.2	0.2
Paid-in capital	128.0	100.8
Retained earnings	949.5	827.2
Accumulated other comprehensive income (loss)	0.4	(0.1)
Total Shareholders' Equity	1,078.1	928.1
Total Liabilities and Shareholders' Equity	$4,024.4	$3,372.6

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

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Finance charges	$215.2	$180.2	$418.0	$350.1
Premiums earned	10.9	12.6	21.7	24.7
Other income	12.4	10.3	26.7	22.5
Total revenue	238.5	203.1	466.4	397.3
Costs and expenses:
Salaries and wages	30.1	28.5	62.8	58.9
General and administrative	12.6	9.1	24.7	18.2
Sales and marketing	11.9	10.9	25.6	22.6
Provision for credit losses	17.9	8.4	40.0	14.6
Interest	24.3	19.6	46.4	34.5
Provision for claims	7.0	9.2	13.8	17.8
Total costs and expenses	103.8	85.7	213.3	166.6
Income before provision for income taxes	134.7	117.4	253.1	230.7
Provision for income taxes	49.8	43.2	93.8	85.0
Net income	$84.9	$74.2	$159.3	$145.7
Net income per share:
Basic	$4.17	$3.54	$7.81	$6.96
Diluted	$4.17	$3.54	$7.80	$6.95
Weighted average shares outstanding:
Basic	20,379,557	20,946,827	20,407,379	20,934,790
Diluted	20,382,804	20,951,832	20,433,524	20,949,048

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$84.9	$74.2	$159.3	$145.7
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	0.1	(0.2)	0.5	0.1
Other comprehensive income (loss)	0.1	(0.2)	0.5	0.1
Comprehensive income	$85.0	$74.0	$159.8	$145.8

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$159.3	$145.7
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	40.0	14.6
Depreciation	3.2	2.9
Amortization	4.4	4.1
Loss on retirement of property and equipment	—	0.2
Provision for deferred income taxes	16.5	15.2
Stock-based compensation	3.8	6.7
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	2.6	11.2
Increase in income taxes receivable	—	(9.3)
Decrease in income taxes payable	—	(2.9)
Decrease (increase) in other assets	(1.3)	1.1
Net cash provided by operating activities	228.5	189.5
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(66.3)	(19.9)
Purchases of restricted securities available for sale	(18.7)	(20.1)
Proceeds from sale of restricted securities available for sale	19.0	18.6
Maturities of restricted securities available for sale	2.1	2.4
Principal collected on Loans receivable	1,003.4	886.6
Advances to Dealers	(1,000.7)	(943.6)
Purchases of Consumer Loans	(370.8)	(174.2)
Accelerated payments of Dealer Holdback	(29.7)	(26.6)
Payments of Dealer Holdback	(75.8)	(78.6)
Purchases of property and equipment	(2.9)	(2.2)
Net cash used in investing activities	(540.4)	(357.6)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	1,036.1	1,123.1
Repayments under revolving secured line of credit	(1,093.8)	(1,217.8)
Proceeds from secured financing	1,397.3	571.4
Repayments of secured financing	(868.5)	(559.4)
Proceeds from issuance of senior notes	—	248.2
Payments of debt issuance costs	(5.5)	(8.1)
Repurchase of common stock	(40.8)	(1.1)
Tax benefits from stock-based compensation plans	27.2	0.3
Other financing activities	11.9	6.4
Net cash provided by financing activities	463.9	163.0
Net increase (decrease) in cash and cash equivalents	152.0	(5.1)
Cash and cash equivalents, beginning of period	6.3	6.4
Cash and cash equivalents, end of period	$158.3	$1.3
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$41.6	$25.7
Cash paid during the period for income taxes	$47.8	$79.9

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2016 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the financial statements.

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current presentation. On January 1, 2016, we adopted Accounting Standards Update ("ASU") No. 2015-03, as amended by ASU No. 2015-15, which resulted in a reclassification of certain deferred debt issuance costs as of December 31, 2015, from other assets ($16.8 million) to secured financing ($8.5 million) and senior notes ($8.3 million), in our consolidated balance sheets. For additional information, see Note 3 and Note 6 to the consolidated financial statements.

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
Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consumer Loan Assignment Volume	2016	2015	2016	2015
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	95.4%	95.6%	96.1%	96.2%

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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2015	88.6%	11.4%
June 30, 2015	87.7%	12.3%
September 30, 2015	87.3%	12.7%
December 31, 2015	85.7%	14.3%
March 31, 2016	82.4%	17.6%
June 30, 2016	77.8%	22.2%

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;

•	a non-recourse cash payment (“advance”) from us; and

•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of June 30, 2016 and December 31, 2015, we had $157.4 million and $6.0 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of June 30, 2016 and December 31, 2015, we had $231.3 million and $165.1 million, respectively, in restricted cash and cash equivalents that was not insured by the FDIC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Portfolio Segments and Classes. We are considered to be a lender to our Dealers for Consumer Loans assigned under our Portfolio Program and a purchaser of Consumer Loans assigned under our Purchase Program. As a result, our Loan portfolio consists of two portfolio segments: Dealer Loans and Purchased Loans. Each portfolio segment is comprised of one class of Consumer Loan assignments, which is Consumer Loans originated by Dealers to finance purchases of vehicles and related ancillary products by consumers with impaired or limited credit histories.

Dealer Loans.  Amounts advanced to Dealers for Consumer Loans assigned under the Portfolio Program are recorded as Dealer Loans and are aggregated by Dealer for purposes of recognizing revenue and evaluating impairment. We account for Dealer Loans based on forecasted cash flows instead of contractual cash flows as we do not expect to collect all of the contractually specified amounts due to the credit quality of the underlying Consumer Loans. The outstanding balance of each Dealer Loan included in Loans receivable is comprised of the following:

•	the aggregate amount of all cash advances paid;

•	finance charges;

•	Dealer Holdback payments;

•	accelerated Dealer Holdback payments; and

•	recoveries.

Less:

•	collections (net of certain collection costs); and

•	write-offs.

An allowance for credit losses is maintained at an amount that reduces the net asset value (Dealer Loan balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the time of assignment.  This allowance calculation is completed for each individual Dealer. Future cash flows are comprised of estimated future collections on the Consumer Loans, less any estimated Dealer Holdback payments. We write off Dealer Loans once there are no forecasted future cash flows on any of the associated Consumer Loans, which generally occurs 120 months after the last Consumer Loan assignment.

Future collections on Dealer Loans are forecasted for each individual Dealer based on the historical performance of Consumer Loans with similar characteristics, adjusted for recent trends in payment patterns. Dealer Holdback is forecasted for each individual Dealer based on the expected future collections and current advance balance of each Dealer Loan. Cash flows from any individual Dealer Loan are often different than estimated cash flows at the time of assignment. If such difference is favorable, the difference is recognized prospectively into income over the remaining life of the Dealer Loan through a yield adjustment. If such difference is unfavorable, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established. Because differences between estimated cash flows at the time of assignment and actual cash flows occur often, an allowance is required for a significant portion of our Dealer Loan portfolio. An allowance for credit losses does not necessarily indicate that a Dealer Loan is unprofitable, and seldom are cash flows from a Dealer Loan insufficient to repay the initial amounts advanced to the Dealer.

Purchased Loans.  Amounts paid to Dealers for Consumer Loans assigned under the Purchase Program are recorded as Purchased Loans and are aggregated into pools based on the month of purchase for purposes of recognizing revenue and evaluating impairment. We account for Purchased Loans based on forecasted cash flows instead of contractual cash flows as we do not expect to collect all of the contractually specified amounts due to the credit quality of the assigned Consumer Loans. The outstanding balance of each Purchased Loan pool included in Loans receivable is comprised of the following:

•	the aggregate amount of all amounts paid during the month of purchase to purchase Consumer Loans from Dealers;

•	finance charges; and

•	recoveries.

Less:

•	collections (net of certain collection costs); and

•	write-offs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

An allowance for credit losses is maintained at an amount that reduces the net asset value (Purchased Loan pool balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the time of assignment. This allowance calculation is completed for each individual monthly pool of Purchased Loans. Future cash flows are comprised of estimated future collections on the pool of Purchased Loans. We write off pools of Purchased Loans once there are no forecasted future cash flows on any of the Purchased Loans included in the pool, which generally occurs 120 months after the month of purchase.

Future collections on Purchased Loans are forecasted for each individual pool based on the historical performance of Consumer Loans with similar characteristics, adjusted for recent trends in payment patterns. Cash flows from any individual pool of Purchased Loans are often different than estimated cash flows at the time of assignment. If such difference is favorable, the difference is recognized prospectively into income over the remaining life of the pool of Purchased Loans through a yield adjustment. If such difference is unfavorable, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.

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

Methodology Changes. For the three and six months ended June 30, 2016 and 2015, we did not make any methodology changes for Loans that had a material impact on our financial results.

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

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net assumed written premiums	$9.0	$10.6	$20.9	$26.1
Net premiums earned	10.9	12.6	21.7	24.7
Provision for claims	7.0	9.2	13.8	17.8
Amortization of capitalized acquisition costs	0.3	0.2	0.5	0.5

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

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	June 30, 2016	December 31, 2015
Trust assets	Restricted cash and cash equivalents	$0.7	$0.8
Trust assets	Restricted securities available for sale	46.6	48.3
Unearned premium	Accounts payable and accrued liabilities	34.4	35.2
Claims reserve (1)	Accounts payable and accrued liabilities	1.2	1.2

(1)	The claims reserve is estimated based on historical claims experience.

New Accounting Updates

Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-13, which includes an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU No. 2016-13 is effective for fiscal years, and interim periods, beginning after January 1, 2020. Early application is permitted for fiscal years, and interim periods, beginning after January 1, 2019. The adoption of ASU No. 2016-13 is expected to have a material impact on our consolidated financial statements and related disclosures.

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU No. 2016-09, which simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. ASU No. 2016-09 is effective for fiscal years, and interim periods, beginning after January 1, 2017. Early application is permitted, but we have not yet adopted ASU No. 2016-09. We are currently assessing the impact the adoption of ASU No. 2016-09 will have on our consolidated financial statements and related disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

4.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of amounts held in a trust for future vehicle service contract claims. We determine the appropriate classification of our investments in debt securities at the time of purchase and reevaluate such determinations at each balance sheet date. Debt securities for which we do not have the intent or ability to hold to maturity are classified as available for sale, and stated at fair value with unrealized gains and losses, net of income taxes included in the determination of comprehensive income and reported as a component of shareholders’ equity.

Restricted securities available for sale consist of the following:

(In millions)	As of June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$20.7	$0.3	$—	$21.0
Corporate bonds	15.7	0.3	—	16.0
Asset-backed securities	5.1	—	—	5.1
Mortgage-backed securities	3.8	—	—	3.8
Commercial paper	0.7	—	—	0.7
Total restricted securities available for sale	$46.0	$0.6	$—	$46.6

(In millions)	As of December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$21.8	$—	$(0.1)	$21.7
Corporate bonds	17.1	—	(0.1)	17.0
Asset-backed securities	5.5	—	—	5.5
Mortgage-backed securities	4.1	—	—	4.1
Total restricted securities available for sale	$48.5	$—	$(0.2)	$48.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of June 30, 2016
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$0.8	$—	$—	$—	$0.8	$—
Asset-backed securities	0.3	—	—	—	0.3	—
Mortgage-backed securities	0.3	—	—	—	0.3	—
Total restricted securities available for sale	$1.4	$—	$—	$—	$1.4	$—

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2015
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$16.0	$(0.1)	$0.7	$—	$16.7	$(0.1)
Corporate bonds	12.6	(0.1)	1.7	—	14.3	(0.1)
Asset-backed securities	5.4	—	—	—	5.4	—
Mortgage-backed securities	3.1	—	—	—	3.1	—
Total restricted securities available for sale	$37.1	$(0.2)	$2.4	$—	$39.5	$(0.2)

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In millions)	As of
	June 30, 2016		December 31, 2015
Contractual Maturity	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Within one year	$1.6	$1.6	$2.6	$2.6
Over one year to five years	41.1	41.7	42.5	42.4
Over five years to ten years	0.5	0.5	0.5	0.5
Over ten years	2.8	2.8	2.9	2.8
Total restricted securities available for sale	$46.0	$46.6	$48.5	$48.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of June 30, 2016
	Dealer Loans	Purchased Loans	Total
Loans receivable	$3,049.2	$762.8	$3,812.0
Allowance for credit losses	(268.2)	(8.7)	(276.9)
Loans receivable, net	$2,781.0	$754.1	$3,535.1

(In millions)	As of December 31, 2015
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,823.4	$521.7	$3,345.1
Allowance for credit losses	(235.1)	(8.5)	(243.6)
Loans receivable, net	$2,588.3	$513.2	$3,101.5

A summary of changes in Loans receivable is as follows:

(In millions)	For the Three Months Ended June 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,985.7	$640.5	$3,626.2
New Consumer Loan assignments (1)	438.0	189.4	627.4
Principal collected on Loans receivable	(420.5)	(68.1)	(488.6)
Accelerated Dealer Holdback payments	14.9	—	14.9
Dealer Holdback payments	35.9	—	35.9
Transfers (2)	(1.1)	1.1	—
Write-offs	(4.1)	(0.1)	(4.2)
Recoveries (3)	0.4	—	0.4
Balance, end of period	$3,049.2	$762.8	$3,812.0

(In millions)	For the Three Months Ended June 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,564.3	$379.3	$2,943.6
New Consumer Loan assignments (1)	410.1	81.6	491.7
Principal collected on Loans receivable	(385.8)	(46.3)	(432.1)
Accelerated Dealer Holdback payments	12.8	—	12.8
Dealer Holdback payments	37.5	—	37.5
Transfers (2)	(3.3)	3.3	—
Write-offs	(1.3)	(0.1)	(1.4)
Recoveries (3)	0.5	—	0.5
Balance, end of period	$2,634.8	$417.8	$3,052.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Six Months Ended June 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,823.4	$521.7	$3,345.1
New Consumer Loan assignments (1)	1,000.7	370.8	1,371.5
Principal collected on Loans receivable	(871.3)	(132.1)	(1,003.4)
Accelerated Dealer Holdback payments	29.7	—	29.7
Dealer Holdback payments	75.8	—	75.8
Transfers (2)	(2.5)	2.5	—
Write-offs	(7.3)	(0.1)	(7.4)
Recoveries (3)	0.7	—	0.7
Balance, end of period	$3,049.2	$762.8	$3,812.0

(In millions)	For the Six Months Ended June 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,389.8	$330.0	$2,719.8
New Consumer Loan assignments (1)	943.6	174.2	1,117.8
Principal collected on Loans receivable	(793.4)	(93.2)	(886.6)
Accelerated Dealer Holdback payments	26.6	—	26.6
Dealer Holdback payments	78.6	—	78.6
Transfers (2)	(6.9)	6.9	—
Write-offs	(4.4)	(0.2)	(4.6)
Recoveries (3)	0.9	0.1	1.0
Balance, end of period	$2,634.8	$417.8	$3,052.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The excess of expected net cash flows over the outstanding balance of Loans receivable, net is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans. A summary of changes in the accretable yield is as follows:

(In millions)	For the Three Months Ended June 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$946.6	$238.6	$1,185.2
New Consumer Loan assignments (1)	183.6	70.3	253.9
Accretion (2)	(180.4)	(37.0)	(217.4)
Provision for credit losses	17.9	—	17.9
Forecast changes	(3.9)	10.4	6.5
Transfers (4)	(0.6)	1.0	0.4
Balance, end of period	$963.2	$283.3	$1,246.5

(In millions)	For the Three Months Ended June 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$802.4	$155.1	$957.5
New Consumer Loan assignments (1)	170.1	30.4	200.5
Accretion (2) (3)	(157.7)	(24.8)	(182.5)
Provision for credit losses (3)	8.6	(0.2)	8.4
Forecast changes (3)	2.6	5.9	8.5
Transfers (4)	(0.9)	2.0	1.1
Balance, end of period	$825.1	$168.4	$993.5

(In millions)	For the Six Months Ended June 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$874.2	$198.6	$1,072.8
New Consumer Loan assignments (1)	417.7	137.6	555.3
Accretion (2)	(354.1)	(68.4)	(422.5)
Provision for credit losses	39.7	0.3	40.0
Forecast changes	(13.5)	13.3	(0.2)
Transfers (4)	(0.8)	1.9	1.1
Balance, end of period	$963.2	$283.3	$1,246.5

(In millions)	For the Six Months Ended June 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$725.2	$136.5	$861.7
New Consumer Loan assignments (1)	386.7	65.2	451.9
Accretion (2) (3)	(307.1)	(47.7)	(354.8)
Provision for credit losses (3)	14.8	(0.2)	14.6
Forecast changes (3)	7.4	10.5	17.9
Transfers (4)	(1.9)	4.1	2.2
Balance, end of period	$825.1	$168.4	$993.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended June 30, 2016
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$698.6	$382.9	$1,081.5
Expected net cash flows at the time of assignment (2)	621.6	259.7	881.3
Fair value at the time of assignment (3)	438.0	189.4	627.4

(In millions)	For the Three Months Ended June 30, 2015
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$643.8	$161.7	$805.5
Expected net cash flows at the time of assignment (2)	580.2	112.0	692.2
Fair value at the time of assignment (3)	410.1	81.6	491.7

(In millions)	For the Six Months Ended June 30, 2016
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,588.7	$749.5	$2,338.2
Expected net cash flows at the time of assignment (2)	1,418.4	508.4	1,926.8
Fair value at the time of assignment (3)	1,000.7	370.8	1,371.5

(In millions)	For the Six Months Ended June 30, 2015
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,469.1	$345.4	$1,814.5
Expected net cash flows at the time of assignment (2)	1,330.3	239.4	1,569.7
Fair value at the time of assignment (3)	943.6	174.2	1,117.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations. For additional information regarding credit quality, see Note 3 to the consolidated financial statements. The following table compares our forecast of Consumer Loan collection rates as of June 30, 2016, with the forecasts as of March 31, 2016, December 31, 2015, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2016	March 31, 2016	December 31, 2015	Initial Forecast	March 31, 2016	December 31, 2015	Initial Forecast
2007	68.1%	68.1%	68.1%	70.7%	0.0%	0.0%	-2.6%
2008	70.4%	70.3%	70.3%	69.7%	0.1%	0.1%	0.7%
2009	79.5%	79.5%	79.4%	71.9%	0.0%	0.1%	7.6%
2010	77.5%	77.5%	77.4%	73.6%	0.0%	0.1%	3.9%
2011	74.3%	74.3%	74.2%	72.5%	0.0%	0.1%	1.8%
2012	73.3%	73.3%	73.2%	71.4%	0.0%	0.1%	1.9%
2013	73.1%	73.2%	73.4%	72.0%	-0.1%	-0.3%	1.1%
2014	72.0%	72.2%	72.6%	71.8%	-0.2%	-0.6%	0.2%
2015	67.0%	67.4%	67.8%	67.7%	-0.4%	-0.8%	-0.7%
2016 (2)	66.5%	66.1%	—	66.3%	0.4%	—	0.2%

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

(2)
The forecasted collection rate for 2016 Consumer Loans as of June 30, 2016 includes both Consumer Loans that were in our portfolio as of March 31, 2016 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2016 Consumer Loan Assignment Period	June 30, 2016	March 31, 2016	Initial Forecast	March 31, 2016	Initial Forecast
January 1, 2016 through March 31, 2016	67.1%	66.1%	66.5%	1.0%	0.6%
April 1, 2016 through June 30, 2016	65.7%	—	66.1%	—	-0.4%

Consumer Loans assigned in 2009 through 2013 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2007 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2008 and 2014 through 2016, actual results have been very close to our initial estimates. For the three months ended June 30, 2016, forecasted collection rates improved for Consumer Loans assigned in 2016, declined for Consumer Loans assigned in 2014 and 2015 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the six months ended June 30, 2016, forecasted collection rates improved for Consumer Loans assigned in 2016, declined for Consumer Loans assigned in 2013 through 2015 and were generally consistent with expectations at the start of the period for all other assignment years presented.

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

(In millions)	As of June 30, 2016
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,036.0	$634.0	$1,670.0	$2,013.2	$128.8	$2,142.0
Allowance for credit losses	—	—	—	(268.2)	(8.7)	(276.9)
Loans receivable, net	$1,036.0	$634.0	$1,670.0	$1,745.0	$120.1	$1,865.1

(In millions)	As of December 31, 2015
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,066.8	$478.1	$1,544.9	$1,756.6	$43.6	$1,800.2
Allowance for credit losses	—	—	—	(235.1)	(8.5)	(243.6)
Loans receivable, net	$1,066.8	$478.1	$1,544.9	$1,521.5	$35.1	$1,556.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Three Months Ended June 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$254.0	$8.8	$262.8
Provision for credit losses	17.9	—	17.9
Write-offs	(4.1)	(0.1)	(4.2)
Recoveries (1)	0.4	—	0.4
Balance, end of period	$268.2	$8.7	$276.9

(In millions)	For the Three Months Ended June 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$201.6	$8.8	$210.4
Provision for credit losses	8.6	(0.2)	8.4
Write-offs	(1.3)	(0.1)	(1.4)
Recoveries (1)	0.5	—	0.5
Balance, end of period	$209.4	$8.5	$217.9

(In millions)	For the Six Months Ended June 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$235.1	$8.5	$243.6
Provision for credit losses	39.7	0.3	40.0
Write-offs	(7.3)	(0.1)	(7.4)
Recoveries (1)	0.7	—	0.7
Balance, end of period	$268.2	$8.7	$276.9

(In millions)	For the Six Months Ended June 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$198.1	$8.8	$206.9
Provision for credit losses	14.8	(0.2)	14.6
Write-offs	(4.4)	(0.2)	(4.6)
Recoveries (1)	0.9	0.1	1.0
Balance, end of period	$209.4	$8.5	$217.9

(1)	Represents collections received on previously written off Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DEBT

Debt consists of the following:

(In millions)	As of June 30, 2016
	Principal Outstanding	Deferred Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (2)	2,007.4	(9.7)	—	1,997.7
Senior notes	550.0	(7.8)	(1.6)	540.6
Total debt	$2,557.4	$(17.5)	$(1.6)	$2,538.3

(In millions)	As of December 31, 2015
	Principal Outstanding	Deferred Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$57.7	$—	$—	$57.7
Secured financing (2) (3)	1,478.6	(8.5)	—	1,470.1
Senior notes (3)	550.0	(8.3)	(1.7)	540.0
Total debt	$2,086.3	$(16.8)	$(1.7)	$2,067.8

(1)	Excludes deferred debt issuance costs of $2.9 million and $2.2 million as of June 30, 2016 and December 31, 2015, respectively, which are included in other assets.

(2)	Warehouse facilities and asset-backed secured financings ("Term ABS").

(3)
Prior year amounts have been reclassified to reflect the adoption of ASU 2015-03, as amended by ASU No. 2015-15, which resulted in a reclassification of certain deferred debt issuance costs from other assets to secured financing and senior notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

General information for each of our financing transactions in place as of June 30, 2016 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate as of June 30, 2016
Revolving Secured Line of Credit	n/a	06/22/2019		$310.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	06/23/2019	(3)	$400.0	LIBOR plus 225 basis points (2)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	04/30/2018	(3)	$75.0	LIBOR plus 200 basis points (2)
Warehouse Facility V (1)	CAC Warehouse Funding LLC V	09/10/2017	(4)	$100.0	LIBOR plus 160 basis points (2)
Warehouse Facility VI (1)	CAC Warehouse Funding LLC VI	09/30/2018	(3)	$75.0	LIBOR plus 200 basis points
Term ABS 2013-2 (1)	Credit Acceptance Funding LLC 2013-2	10/15/2015	(3)	$197.8	Fixed rate
Term ABS 2014-1 (1)	Credit Acceptance Funding LLC 2014-1	04/15/2016	(3)	$299.0	Fixed rate
Term ABS 2014-2 (1)	Credit Acceptance Funding LLC 2014-2	09/15/2016	(3)	$349.0	Fixed rate
Term ABS 2015-1 (1)	Credit Acceptance Funding LLC 2015-1	01/16/2017	(3)	$300.6	Fixed rate
Term ABS 2015-2 (1)	Credit Acceptance Funding LLC 2015-2	08/15/2017	(3)	$300.2	Fixed rate
Term ABS 2016-1 (1)	Credit Acceptance Funding LLC 2016-1	02/15/2018	(3)	$385.0	LIBOR plus 195 basis points (2)
Term ABS 2016-2 (1)	Credit Acceptance Funding LLC 2016-2	05/15/2018	(3)	$350.2	Fixed rate
2021 Senior Notes	n/a	02/15/2021		$300.0	Fixed rate
2023 Senior Notes	n/a	03/15/2023		$250.0	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(3)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.

(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on September 10, 2019 will be due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revolving Secured Line of Credit
Maximum outstanding principal balance	$123.7	$51.2	$186.4	$206.3
Average outstanding principal balance	22.2	6.9	39.4	57.1
Warehouse Facility II
Maximum outstanding principal balance	$200.1	$—	$200.1	$190.0
Average outstanding principal balance	6.6	—	5.5	13.8
Warehouse Facility IV
Maximum outstanding principal balance	$12.0	$12.0	$12.0	$35.0
Average outstanding principal balance	12.0	6.2	12.0	6.3
Warehouse Facility V
Maximum outstanding principal balance	$100.0	$29.0	$100.0	$75.0
Average outstanding principal balance	3.3	24.3	2.1	19.8
Warehouse Facility VI
Maximum outstanding principal balance	$49.9	$—	$49.9	$—
Average outstanding principal balance	1.6	—	6.0	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	June 30, 2016	December 31, 2015
Revolving Secured Line of Credit
Principal balance outstanding	$—	$57.7
Amount available for borrowing (1)	310.0	252.3
Interest rate	—%	2.30%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.7	1.2
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$12.0	$12.0
Amount available for borrowing (1)	63.0	63.0
Loans pledged as collateral	25.1	24.5
Restricted cash and cash equivalents pledged as collateral	1.0	0.9
Interest rate	2.46%	2.42%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	100.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$14.7
Amount available for borrowing (1)	75.0	60.3
Loans pledged as collateral	—	20.7
Restricted cash and cash equivalents pledged as collateral	0.1	0.9
Interest rate	—%	2.24%
Term ABS 2013-1
Principal balance outstanding	$—	$39.6
Loans pledged as collateral	—	144.5
Restricted cash and cash equivalents pledged as collateral	—	14.6
Interest rate	—%	1.56%
Term ABS 2013-2
Principal balance outstanding	$64.2	$163.5
Loans pledged as collateral	197.2	234.7
Restricted cash and cash equivalents pledged as collateral	20.5	21.4
Interest rate	2.03%	1.71%
Term ABS 2014-1
Principal balance outstanding	$246.2	$299.0
Loans pledged as collateral	359.6	366.4
Restricted cash and cash equivalents pledged as collateral	33.9	31.9
Interest rate	1.75%	1.72%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2014-2
Principal balance outstanding	$349.0	$349.0
Loans pledged as collateral	436.8	430.5
Restricted cash and cash equivalents pledged as collateral	40.1	37.7
Interest rate	2.05%	2.05%
Term ABS 2015-1
Principal balance outstanding	$300.6	$300.6
Loans pledged as collateral	378.5	372.4
Restricted cash and cash equivalents pledged as collateral	31.9	29.3
Interest rate	2.26%	2.26%
Term ABS 2015-2
Principal balance outstanding	$300.2	$300.2
Loans pledged as collateral	376.7	390.4
Restricted cash and cash equivalents pledged as collateral	30.5	27.7
Interest rate	2.63%	2.63%
Term ABS 2016-1
Principal balance outstanding	$385.0	$—
Loans pledged as collateral	487.1	—
Restricted cash and cash equivalents pledged as collateral	37.4	—
Interest rate	2.39%	—%
Term ABS 2016-2
Principal balance outstanding	$350.2	$—
Loans pledged as collateral	499.3	—
Restricted cash and cash equivalents pledged as collateral	34.9	—
Interest rate	2.83%	—%
2021 Senior Notes
Principal balance outstanding	$300.0	$300.0
Interest rate	6.125%	6.125%
2023 Senior Notes
Principal balance outstanding	$250.0	$250.0
Interest rate	7.375%	7.375%

(1)	Availability may be limited by the amount of assets pledged as collateral.

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

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than that of Term ABS 2016-1, contributed the Loans to a respective trust that issued notes to qualified institutional investors. The Funding LLC for the Term ABS 2016-1 transaction pledged the Loans to institutional lenders. The Term ABS 2013-2, 2014-1, 2014-2, 2015-1, 2015-2 and 2016-2 transactions each consist of three classes of notes. The Class C Notes for each Term ABS financing, other than Term ABS 2015-1, 2015-2 and 2016-2, do not bear interest and have been retained by us.

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

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	24 month Revolving Period
Term ABS 2013-2	October 31, 2013	$250.1	Through October 15, 2015
Term ABS 2014-1	April 16, 2014	$374.7	Through April 15, 2016
Term ABS 2014-2	September 25, 2014	$437.6	Through September 15, 2016
Term ABS 2015-1	January 29, 2015	$375.9	Through January 16, 2017
Term ABS 2015-2	August 20, 2015	$375.5	Through August 15, 2017
Term ABS 2016-1	February 26, 2016	$481.4	Through February 15, 2018
Term ABS 2016-2	May 12, 2016	$437.8	Through May 15, 2018

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

Debt Covenants

As of June 30, 2016, we were in compliance with our covenants under the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of June 30, 2016, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of June 30, 2016 and December 31, 2015:

As of June 30, 2016
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	06/2016	12/2017	$325.0	5.50%

75.0	Warehouse Facility IV	Cap Floating Rate	03/2014	03/2017	56.2	5.50%
		Cap Floating Rate	04/2016	04/2019	18.8	5.50%
					75.0

100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%
385.0	Term ABS 2016-1	Cap Floating Rate	04/2016	02/2019	385.0	5.00%

As of December 31, 2015
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2014	06/2016	$325.0	5.50%
75.0	Warehouse Facility IV	Cap Floating Rate	03/2014	03/2017	75.0	5.50%
100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%

(1)	Rate excludes the spread over the LIBOR rate.

The interest rate caps have not been designated as hedging instruments. As of June 30, 2016 and December 31, 2015, the interest rate caps had a fair value of less than $0.1 million as the capped rates were significantly above market rates.

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

Restricted Securities Available for Sale.  The fair value of U.S. Government and agency securities and corporate bonds is based on quoted market values in active markets. For asset-backed securities, mortgage-backed securities and commercial paper we use model-based valuation techniques for which all significant assumptions are observable in the market.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In millions)
	As of June 30, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$158.3	$158.3	$6.3	$6.3
Restricted cash and cash equivalents	233.7	233.7	167.4	167.4
Restricted securities available for sale	46.6	46.6	48.3	48.3
Net investment in Loans receivable	3,535.1	3,580.6	3,101.5	3,126.3
Liabilities
Revolving secured line of credit	$—	$—	$57.7	$57.7
Secured financing (1)	1,997.7	2,017.2	1,470.1	1,471.9
Senior notes (1)	540.6	529.8	540.0	549.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The following table provides the level of measurement used to determine the fair value for each of our financial instruments on a recurring basis, as of June 30, 2016 and December 31, 2015:

(In millions)
	As of June 30, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$158.3	$—	$—	$158.3
Restricted cash and cash equivalents	233.7	—	—	233.7
Restricted securities available for sale	37.0	9.6	—	46.6
Net investment in Loans receivable	—	—	3,580.6	3,580.6
Liabilities
Revolving secured line of credit	$—	$—	$—	$—
Secured financing	—	2,017.2	—	2,017.2
Senior notes	529.8	—	—	529.8

(In millions)
	As of December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$6.3	$—	$—	$6.3
Restricted cash and cash equivalents	167.4	—	—	167.4
Restricted securities available for sale	38.7	9.6	—	48.3
Net investment in Loans receivable	—	—	3,126.3	3,126.3
Liabilities
Revolving secured line of credit	$—	$57.7	$—	$57.7
Secured financing	—	1,471.9	—	1,471.9
Senior notes	549.6	—	—	549.6

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

In recent years, the focus of the affiliated Dealers owned by our Chairman (1 above) has changed to leasing. Since we do not offer a leasing product, the Chairman formed a leasing company to provide this product. Although the market segment served by us and the Chairman’s leasing company overlap, we did not historically view the Chairman’s leasing activities as an actual or perceived conflict, based on the modest scope of these operations and representations by the Chairman to us that such activities were being conducted to assess the viability of leasing and with the intent to allow us to benefit from any insights, knowledge and business processes that were developed. As we have continued to monitor and evaluate the Chairman’s leasing business, we have concluded that the potential benefits to us of these activities were outweighed by the potential for actual or perceived conflicts of interest that may develop as a result of the overlap between the products offered and the market segments that are served and the potential for expansion of the business. As a result, we asked the Chairman to discontinue his leasing activities. Subsequently, the Chairman has advised us that, effective as of June 7, 2016, he sold the active affiliated Dealers and related leasing business previously owned or controlled by him to a third party. We are continuing to work with the Chairman to understand and verify the terms of the reported sale transaction and the degree to which the transaction resolves the concerns described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Based on information provided to us by the Chairman and without giving effect to the reported sale of affiliated Dealers by the Chairman noted above, affiliated Dealer Loan balances were $16.8 million and $12.6 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, affiliated Dealer Loan balances were 0.6% and 0.4% of total consolidated Dealer Loan balances, respectively. A summary of related party Loan activity is as follows:

(Dollars in millions)	For the Three Months Ended June 30,
	2016		2015
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$0.8	0.4%	$0.5	0.3%
New Consumer Loan assignments (1)	4.3	0.7%	1.0	0.2%
Accelerated Dealer Holdback payments	0.1	0.7%	—	—%
Dealer Holdback payments	0.3	0.8%	0.4	1.1%

(Dollars in millions)	For the Six Months Ended June 30,
	2016		2015
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$1.5	0.4%	$0.9	0.3%
New Consumer Loan assignments (1)	8.9	0.6%	2.5	0.2%
Accelerated Dealer Holdback payments	0.2	0.7%	0.1	0.4%
Dealer Holdback payments	0.6	0.8%	0.7	0.9%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

10.         INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	1.8%	1.7%	1.8%	1.7%
Other	0.2%	0.1%	0.3%	0.1%
Effective tax rate	37.0%	36.8%	37.1%	36.8%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

11.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average shares outstanding:
Common shares	20,159,197	20,414,667	20,094,542	20,412,511
Vested restricted stock units	220,360	532,160	312,837	522,279
Basic number of weighted average shares outstanding	20,379,557	20,946,827	20,407,379	20,934,790
Dilutive effect of restricted stock and restricted stock units	3,247	5,005	26,145	14,258
Dilutive number of weighted average shares outstanding	20,382,804	20,951,832	20,433,524	20,949,048

For the six months ended June 30, 2016, 7,426 restricted shares were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive. For the three months ended June 30, 2016, and the three and six months ended June 30, 2015, there were no restricted stock or restricted stock units that would have been anti-dilutive.

12.         STOCK REPURCHASES

Our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. On November 23, 2015, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations. As of June 30, 2016, we had authorization to repurchase 815,150 shares of our common stock.

We did not have any stock repurchases for the three months ended June 30, 2016 and 2015. The following table summarizes our stock repurchases for the six months ended June 30, 2016 and 2015:

(Dollars in millions)	For the Six Months Ended June 30,
	2016		2015
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market	45,300	$7.6	—	$—
Other (1)	170,668	33.2	6,065	1.1
Total	215,968	$40.8	6,065	$1.1

(1)
Represents shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

13.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Restricted stock	$0.7	$0.7	$1.4	$1.7
Restricted stock units	1.0	1.9	2.4	5.0
Total	$1.7	$2.6	$3.8	$6.7

A summary of the non-vested restricted stock activity is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2015	182,311	$109.17
Granted	7,657	196.96
Vested	(20,408)	115.74
Forfeited	(395)	187.17
Non-vested as of June 30, 2016	169,165	$112.17

A summary of the restricted stock unit activity is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2015	859,419	$61.73
Granted	250	178.96
Converted	(404,096)	16.73
Outstanding as of June 30, 2016	455,573	$101.70

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

On February 19, 2016, we received a First Amended Complaint filed by Westlake Services d/b/a Westlake Financial Service and Nowcom Corporation, alleging that the Company has attempted to monopolize the indirect financing profit sharing program market in violation of Section 2 of the Sherman Act and seeking, among other things, injunctive relief and unspecified money damages, which, if awarded, would likely be trebled pursuant to the Sherman Act. The case was filed in the United States District Court, Central District of California, Western Division. On April 6, 2016, the Court dismissed the claims brought by Nowcom Corporation.  We cannot predict the duration or outcome of this lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this lawsuit. The Company intends to vigorously defend itself in this matter.

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

For the three months ended June 30, 2016, consolidated net income was $84.9 million, or $4.17 per diluted share, compared to $74.2 million, or $3.54 per diluted share, for the same period in 2015. For the six months ended June 30, 2016, consolidated net income was $159.3 million, or $7.80 per diluted share, compared to $145.7 million, or $6.95 per diluted share, for the same period in 2015. The increases in consolidated net income for the three and six months ended June 30, 2016 were primarily due to an increase in the average balance of our Loan portfolio, partially offset by a decline in Consumer Loan performance.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of June 30, 2016, with the forecasts as of March 31, 2016, December 31, 2015, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2016	March 31, 2016	December 31, 2015	Initial Forecast	March 31, 2016	December 31, 2015	Initial Forecast
2007	68.1%	68.1%	68.1%	70.7%	0.0%	0.0%	-2.6%
2008	70.4%	70.3%	70.3%	69.7%	0.1%	0.1%	0.7%
2009	79.5%	79.5%	79.4%	71.9%	0.0%	0.1%	7.6%
2010	77.5%	77.5%	77.4%	73.6%	0.0%	0.1%	3.9%
2011	74.3%	74.3%	74.2%	72.5%	0.0%	0.1%	1.8%
2012	73.3%	73.3%	73.2%	71.4%	0.0%	0.1%	1.9%
2013	73.1%	73.2%	73.4%	72.0%	-0.1%	-0.3%	1.1%
2014	72.0%	72.2%	72.6%	71.8%	-0.2%	-0.6%	0.2%
2015	67.0%	67.4%	67.8%	67.7%	-0.4%	-0.8%	-0.7%
2016 (2)	66.5%	66.1%	—	66.3%	0.4%	—	0.2%

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

(2)
The forecasted collection rate for 2016 Consumer Loans as of June 30, 2016 includes both Consumer Loans that were in our portfolio as of March 31, 2016 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2016 Consumer Loan Assignment Period	June 30, 2016	March 31, 2016	Initial Forecast	March 31, 2016	Initial Forecast
January 1, 2016 through March 31, 2016	67.1%	66.1%	66.5%	1.0%	0.6%
April 1, 2016 through June 30, 2016	65.7%	—	66.1%	—	-0.4%

Consumer Loans assigned in 2009 through 2013 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2007 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2008 and 2014 through 2016, actual results have been very close to our initial estimates. For the three months ended June 30, 2016, forecasted collection rates improved for Consumer Loans assigned in 2016, declined for Consumer Loans assigned in 2014 and 2015 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the six months ended June 30, 2016, forecasted collection rates improved for Consumer Loans assigned in 2016, declined for Consumer Loans assigned in 2013 through 2015 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The dollar amount of changes in forecasted collections, net of changes in forecasted Dealer Holdback payments are as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Increase (decrease) in forecasted net cash flows	2016	2015	2016	2015
Dealer Loans	$(3.9)	$2.6	$(13.5)	$7.4
Purchased Loans	10.4	5.9	13.3	10.5
Total Loans	$6.5	$8.5	$(0.2)	$17.9

The initial forecast for Consumer Loans assigned in 2016 was lower than the initial forecast for Consumer Loans assigned in 2015. The lower initial forecast reflects a change in the mix of Consumer Loan assignments received in 2016, including a longer average initial loan term. The average initial term for Consumer Loans assigned in 2016 was 52.1 months as compared to 49.8 months for Consumer Loans assigned in 2015.

The initial forecast for Consumer Loans assigned in the second quarter of 2016 was lower than the initial forecast for Consumer Loans assigned in the first quarter of 2016. The lower initial forecast reflects a change in the mix of Consumer Loan assignments received during the second quarter of 2016, including a longer average initial loan term. The average initial term for Consumer Loans assigned in the second quarter of 2016 was 53.2 months as compared to 51.3 months for Consumer Loans assigned in the first quarter of 2016.

Forecasting collection rates accurately at Loan inception is difficult. With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of June 30, 2016. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of June 30, 2016
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2007	68.1%	46.5%	21.6%	99.7%
2008	70.4%	44.6%	25.8%	99.4%
2009	79.5%	43.9%	35.6%	99.4%
2010	77.5%	44.7%	32.8%	99.0%
2011	74.3%	45.5%	28.8%	98.4%
2012	73.3%	46.3%	27.0%	95.0%
2013	73.1%	47.6%	25.5%	83.9%
2014	72.0%	47.7%	24.3%	64.6%
2015	67.0%	44.5%	22.5%	34.7%
2016 (3)	66.5%	44.0%	22.5%	7.6%

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

(3)
The forecasted collection rate, advance rate and spread for 2016 Consumer Loans as of June 30, 2016 include both Consumer Loans that were in our portfolio as of March 31, 2016 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates and spreads for each of these segments:

	As of June 30, 2016
2016 Consumer Loan Assignment Period	Forecasted Collection %	Advance %	Spread %
January 1, 2016 through March 31, 2016	67.1%	43.7%	23.4%
April 1, 2016 through June 30, 2016	65.7%	44.3%	21.4%

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

The spread between the forecasted collection rate and the advance rate has ranged from 21.4% to 35.6% over the last 10 years. The spread was at the high end of this range in 2009 and 2010, when the competitive environment was unusually favorable and much lower during other years (2007 and 2014 through 2016) when competition was more intense. The decline in the advance rate from 2015 to 2016 reflects the lower initial forecast on Consumer Loan assignments received in 2016, partially offset by an increase in Purchased Loans as a percentage of total unit volume.

The increase in the advance rate from the first quarter of 2016 to the second quarter of 2016 reflects a change in the mix of Consumer Loan assignments received during the second quarter of 2016, including an increase in Purchased Loans as a percentage of total unit volume. The decline in the spread from the first quarter of 2016 to the second quarter of 2016 was the result of the performance of Consumer Loans assigned during the first quarter of 2016 exceeding the performance of Consumer Loans assigned during the second quarter of 2016 and a change in the mix of Consumer Loan assignments received during the second quarter of 2016.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of June 30, 2016 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
Dealer Loans	2007	68.0%	45.8%	22.2%
	2008	70.8%	43.3%	27.5%
	2009	79.4%	43.4%	36.0%
	2010	77.6%	44.4%	33.2%
	2011	74.3%	45.2%	29.1%
	2012	73.2%	46.1%	27.1%
	2013	73.2%	47.1%	26.1%
	2014	71.9%	47.2%	24.7%
	2015	66.2%	43.4%	22.8%
	2016	65.6%	42.2%	23.4%

Purchased Loans	2007	68.4%	49.1%	19.3%
	2008	69.7%	46.7%	23.0%
	2009	79.6%	45.3%	34.3%
	2010	77.4%	46.2%	31.2%
	2011	74.7%	47.4%	27.3%
	2012	73.5%	47.7%	25.8%
	2013	72.7%	49.9%	22.8%
	2014	72.8%	51.5%	21.3%
	2015	71.2%	50.2%	21.0%
	2016	69.3%	49.5%	19.8%

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

The spread on Dealer Loans increased from 22.8% in 2015 to 23.4% in 2016 as a result of the performance of 2015 Consumer Loans in our Dealer Loan portfolio, which declined from our initial estimates by a greater margin than those assigned to us in 2016, partially offset by a change in the mix of Consumer Loan assignments. The spread on Purchased Loans decreased from 21.0% in 2015 to 19.8% in 2016 as a result of the performance of 2015 Consumer Loans in our Purchased Loan portfolio, which exceeded our initial estimates by a greater margin than those assigned to us in 2016, and a change in the mix of Consumer Loan assignments.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.4:1 as of June 30, 2016. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last six quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2015	28.4%	32.5%
June 30, 2015	30.6%	28.6%
September 30, 2015	41.3%	32.9%
December 31, 2015	33.4%	23.2%
March 31, 2016	21.1%	18.8%
June 30, 2016	15.1%	27.6%

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

Unit and dollar volumes grew 15.1% and 27.6%, respectively, during the second quarter of 2016 as the number of active Dealers grew 18.0% while average volume per active Dealer declined 1.8%. Dollar volume grew faster than unit volume during the second quarter of 2016 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned primarily due to an increase in the average initial loan term and an increase in Purchased Loans as a percentage of total unit volume, partially offset by a decrease in the average advance rate due to a decrease in the average initial forecast of the Consumer Loans assigned.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Consumer Loan unit volume	76,520	66,480	15.1%	178,071	150,334	18.5%
Active Dealers (1)	7,181	6,087	18.0%	8,679	7,061	22.9%
Average volume per active Dealer	10.7	10.9	-1.8%	20.5	21.3	-3.8%

Consumer Loan unit volume from Dealers active both periods	54,833	55,041	-0.4%	135,290	133,139	1.6%
Dealers active both periods	4,192	4,192	-	5,210	5,210	-
Average volume per Dealer active both periods	13.1	13.1	-0.4%	26.0	25.6	1.6%

Consumer Loan unit volume from Dealers not active both periods	21,687	11,439	89.6%	42,781	17,195	148.8%
Dealers not active both periods	2,989	1,895	57.7%	3,469	1,851	87.4%
Average volume per Dealer not active both periods	7.3	6.0	21.7%	12.3	9.3	32.3%

(1)	Active Dealers are Dealers who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Consumer Loan unit volume from new Dealers	3,294	3,418	-3.6%	15,234	13,861	9.9%
New active Dealers (1)	799	754	6.0%	1,842	1,611	14.3%
Average volume per new active Dealer	4.1	4.5	-8.9%	8.3	8.6	-3.5%

Attrition (2)	-17.2%	-13.9%		-11.4%	-10.4%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program. The following table summarizes the portion of our Consumer Loan volume that was assigned to us as Dealer Loans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Dealer Loan unit volume as a percentage of total unit volume	77.8%	87.7%	80.4%	88.2%
Dealer Loan dollar volume as a percentage of total dollar volume (1)	69.8%	83.4%	73.0%	84.4%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of June 30, 2016 and December 31, 2015, the net Dealer Loans receivable balance was 78.7% and 83.5%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended June 30,
	2016	2015	% Change
Revenue:
Finance charges	$215.2	$180.2	19.4%
Premiums earned	10.9	12.6	-13.5%
Other income	12.4	10.3	20.4%
Total revenue	238.5	203.1	17.4%
Costs and expenses:
Salaries and wages	30.1	28.5	5.6%
General and administrative	12.6	9.1	38.5%
Sales and marketing	11.9	10.9	9.2%
Provision for credit losses	17.9	8.4	113.1%
Interest	24.3	19.6	24.0%
Provision for claims	7.0	9.2	-23.9%
Total costs and expenses	103.8	85.7	21.1%
Income before provision for income taxes	134.7	117.4	14.7%
Provision for income taxes	49.8	43.2	15.3%
Net income	$84.9	$74.2	14.4%
Net income per share:
Basic	$4.17	$3.54	17.8%
Diluted	$4.17	$3.54	17.8%
Weighted average shares outstanding:
Basic	20,379,557	20,946,827	-2.7%
Diluted	20,382,804	20,951,832	-2.7%

The following table highlights changes in net income for the three months ended June 30, 2016, as compared to 2015:

(In millions)	Change
Net income for the three months ended June 30, 2015	$74.2
Increase in finance charges	35.0
Decrease in premiums earned	(1.7)
Increase in other income	2.1
Increase in operating expenses (1)	(6.1)
Increase in provision for credit losses	(9.5)
Increase in interest	(4.7)
Decrease in provision for claims	2.2
Increase in provision for income taxes	(6.6)
Net income for the three months ended June 30, 2016	$84.9

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the three months ended June 30, 2016, finance charges increased $35.0 million, or 19.4%, as compared to the same period in 2015. The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended June 30,
	2016	2015	Change
Average net Loans receivable balance	$3,445.0	$2,786.3	$658.7
Average yield on our Loan portfolio	25.0%	25.9%	-0.9%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended June 30, 2016:

(In millions)	Year-over-Year Change
Impact on finance charges:	For the Three Months Ended June 30, 2016
Due to an increase in the average net Loans receivable balance	$42.6
Due to a decrease in the average yield	(7.6)
Total increase in finance charges	$35.0

The increase in the average net Loans receivable balance was primarily due to the year-over-year growth in Consumer Loan assignment volume in recent years. The average yield on our Loan portfolio for the three months ended June 30, 2016 decreased as compared to the same period in 2015 due to lower yields on more recent Consumer Loan assignments.

Premiums Earned.  For the three months ended June 30, 2016, premiums earned decreased $1.7 million, or 13.5%, as compared to the same period in 2015. The decrease was primarily due to a decrease in the size of our reinsurance portfolio, which was the result of a decline in premiums written on vehicle service contracts. While we have experienced year-over-year growth in Consumer Loan assignment volume in recent years, the percentage of Consumer Loan assignments with reinsured vehicle service contracts has declined.

Other Income.  For the three months ended June 30, 2016, other income increased $2.1 million, or 20.4%, as compared to the same period in 2015. The increase was primarily due to an increase of $1.9 million in ancillary product profit sharing income as a result of year-over-year growth in Consumer Loan assignment volume in recent years.

Operating Expenses.  For the three months ended June 30, 2016, operating expenses increased $6.1 million, or 12.6%, as compared to the same period in 2015. The increase in operating expenses was primarily due to the following:

•	An increase in general and administrative expense of $3.5 million, or 38.5%, primarily as a result of increases in legal fees and, to a lesser extent, information technology expenses.

•	An increase in salaries and wages expense of $1.6 million, or 5.6%, was primarily the result of the following:

•
An increase of $2.5 million in salaries and wages expense, excluding stock-based compensation expense, primarily related to an increase in the number of team members, including increases of $1.6 million for our support function, $0.6 million for our servicing function and $0.3 million for our originations function.

•	A decrease of $0.9 million in stock-based compensation expense primarily due to declining expense recognition related to long-term stock awards granted in prior years.

•
An increase in sales and marketing expense of $1.0 million, or 9.2%, primarily as a result of an increase in sales commissions related to growth in Consumer Loan assignment volume and an increase in the size of our sales force.

Provision for Credit Losses.  For the three months ended June 30, 2016, the provision for credit losses increased $9.5 million, or 113.1%, as compared to the same period in 2015. Under GAAP, when the present value of forecasted future cash flows declines relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established. For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase. As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected. Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the three months ended June 30, 2016, overall Consumer Loan performance declined from our expectations at the start of the period, resulting in a provision for credit losses of $17.9 million for the three months ended June 30, 2016, all of which related to Dealer Loans. During the three months ended June 30, 2015, overall Consumer Loan performance exceeded our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $8.4 million for the three months ended June 30, 2015, of which $8.6 million related to Dealer Loans partially offset by a reversal of $0.2 million related to Purchased Loans.

Interest.  For the three months ended June 30, 2016, interest expense increased $4.7 million, or 24.0%, as compared to the same period in 2015. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended June 30, 2016 and 2015:

(Dollars in millions)	For the Three Months Ended June 30,
	2016	2015
Interest expense	$24.3	$19.6
Average outstanding debt principal balance (1)	2,461.6	1,945.9
Average cost of debt	3.9%	4.0%

(1)	Includes the unamortized debt discount and excludes deferred debt issuance costs.

The increase in interest expense was primarily due to an increase in the average outstanding debt principal balance due to debt proceeds used to fund the growth in Consumer Loan assignment volume and stock repurchases.

Provision for Claims.  For the three months ended June 30, 2016, provision for claims decreased $2.2 million, or 23.9%, as compared to the same period in 2015. The decrease was due to a decrease in the size of our reinsurance portfolio and a decrease in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the three months ended June 30, 2016, the effective tax rate of 37.0% was generally consistent with the effective tax rate of 36.8% in the same period in 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Six Months Ended June 30,
	2016	2015	% Change
Revenue:
Finance charges	$418.0	$350.1	19.4%
Premiums earned	21.7	24.7	-12.1%
Other income	26.7	22.5	18.7%
Total revenue	466.4	397.3	17.4%
Costs and expenses:
Salaries and wages	62.8	58.9	6.6%
General and administrative	24.7	18.2	35.7%
Sales and marketing	25.6	22.6	13.3%
Provision for credit losses	40.0	14.6	174.0%
Interest	46.4	34.5	34.5%
Provision for claims	13.8	17.8	-22.5%
Total costs and expenses	213.3	166.6	28.0%
Income before provision for income taxes	253.1	230.7	9.7%
Provision for income taxes	93.8	85.0	10.4%
Net income	$159.3	$145.7	9.3%
Net income per share:
Basic	$7.81	$6.96	12.2%
Diluted	$7.80	$6.95	12.2%
Weighted average shares outstanding:
Basic	20,407,379	20,934,790	-2.5%
Diluted	20,433,524	20,949,048	-2.5%

The following table highlights changes in net income for the six months ended June 30, 2016, as compared to 2015:

(In millions)	Change
Net income for the six months ended June 30, 2015	$145.7
Increase in finance charges	67.9
Decrease in premiums earned	(3.0)
Increase in other income	4.2
Increase in operating expenses (1)	(13.4)
Increase in provision for credit losses	(25.4)
Increase in interest	(11.9)
Decrease in provision for claims	4.0
Increase in provision for income taxes	(8.8)
Net income for the six months ended June 30, 2016	$159.3

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the six months ended June 30, 2016, finance charges increased $67.9 million, or 19.4%, as compared to the same period in 2015. The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Six Months Ended June 30,
	2016	2015	Change
Average net Loans receivable balance	$3,327.5	$2,696.0	$631.5
Average yield on our Loan portfolio	25.1%	26.0%	-0.9%

The following table summarizes the impact each component had on the overall increase in finance charges for the six months ended June 30, 2016:

(In millions)	Year over Year Change
Impact on finance charges:	For the Six Months Ended June 30, 2016
Due to an increase in the average net Loans receivable balance	$82.0
Due to a decrease in the average yield	(14.1)
Total increase in finance charges	$67.9

The increase in the average net Loans receivable balance was primarily due to the year-over-year growth in Consumer Loan assignment volume in recent years. The average yield on our Loan portfolio for the six months ended June 30, 2016 decreased as compared to the same period in 2015 due to lower yields on more recent Consumer Loan assignments.

Premiums Earned.  For the six months ended June 30, 2016, premiums earned decreased $3.0 million, or 12.1%, as compared to the same period in 2015. The decrease was primarily due to a decrease in the size of our reinsurance portfolio, which was the result of a decline in premiums written on vehicle service contracts. While we have experienced year-over-year growth in Consumer Loan assignment volume in recent years, the percentage of Consumer Loan assignments with reinsured vehicle service contracts has declined.

Other Income.  For the six months ended June 30, 2016, other income increased $4.2 million, or 18.7%, as compared to the same period in 2015. The increase was primarily due to year-over-year growth in Consumer Loan assignment volume in recent years, resulting in an increase of $2.1 million in ancillary product profit sharing income and an increase of $1.4 million in remarketing fee income.

Operating Expenses.  For the six months ended June 30, 2016, operating expenses increased $13.4 million, or 13.4%, as compared to the same period in 2015. The increase in operating expenses was primarily due to the following:

•	An increase in general and administrative expense of $6.5 million, or 35.7%, primarily as a result of increases in legal fees and information technology expenses.

•	An increase in salaries and wages expense of $3.9 million, or 6.6%, was primarily the result of the following:

•
An increase of $6.7 million in salaries and wages expense, excluding stock-based compensation expense, primarily related to an increase in the number of team members, including increases of $4.1 million for our support function, $1.8 million for our servicing function and $0.8 million for our originations function.

•
A decrease of $2.8 million in stock-based compensation expense primarily due to amounts recorded in the prior year related to a change in the expected vesting period of performance-based stock awards and declining expense recognition related to long-term stock awards granted in prior years.

•
An increase in sales and marketing expense of $3.0 million, or 13.3%, primarily as a result of an increase in sales commissions related to growth in Consumer Loan assignment volume and an increase in the size of our sales force.

Provision for Credit Losses.  For the six months ended June 30, 2016, the provision for credit losses increased $25.4 million, or 174.0%, as compared to the same period in 2015. During the six months ended June 30, 2016, overall Consumer Loan performance declined from our expectations at the start of the period, resulting in a provision for credit losses of $40.0 million for the six months ended June 30, 2016, of which $39.7 million related to Dealer Loans and $0.3 million related to Purchased Loans. During the six months ended June 30, 2015, overall Consumer Loan performance exceeded our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $14.6 million for the six months ended June 30, 2015, of which $14.8 million related to Dealer Loans partially offset by a reversal of $0.2 million related to Purchased Loans.

Interest.  For the six months ended June 30, 2016, interest expense increased $11.9 million, or 34.5%, as compared to the same period in 2015. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the six months ended June 30, 2016 and 2015:

(Dollars in millions)	For the Six Months Ended June 30,
	2016	2015
Interest expense	$46.4	$34.5
Average outstanding debt principal balance (1)	2,336.2	1,895.9
Average cost of debt	4.0%	3.6%

(1)	Includes the unamortized debt discount and excludes deferred debt issuance costs.

The increase in interest expense was primarily due to an increase in the average outstanding debt principal balance and an increase in our average cost of debt. The increase in the average outstanding debt principal balance was due to debt proceeds used to fund the growth in Consumer Loan assignment volume and stock repurchases. The increase in our average cost of debt was primarily the result of a change in the mix of our outstanding debt.

Provision for Claims.  For the six months ended June 30, 2016, provision for claims decreased $4.0 million, or 22.5%, as compared to the same period in 2015. The decrease was due to a decrease in the size of our reinsurance portfolio and a decrease in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the six months ended June 30, 2016, the effective tax rate of 37.1% was generally consistent with the effective tax rate of 36.8% in the same period in 2015.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of June 30, 2016. For information regarding these financings and the covenants included in the related documents, see Note 6 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

On February 26, 2016, we completed a $385.0 million Term ABS financing which was used to repay outstanding indebtedness. The financing has an expected annualized cost equal to LIBOR plus approximately 200 basis points (including the initial purchaser’s fees and other costs). The financing will revolve for 24 months after which it will amortize based upon the cash flows on the contributed Loans.

On May 12, 2016, we completed a $350.2 million Term ABS financing which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 3.2% (including the initial purchaser’s fees and other costs) and it will revolve for 24 months after which it will amortize based upon the cash flows on the contributed Loans.

On June 15, 2016, we extended the maturity of our $310.0 million revolving secured line of credit facility from June 22, 2018 to June 22, 2019. There were no other material changes to the terms of the facility.

On June 23, 2016, we extended the date on which our $400.0 million Warehouse Facility II will cease to revolve from July 18, 2017 to June 23, 2019. The interest rate on borrowings under the facility was increased from LIBOR plus 200 basis points to LIBOR plus 225 basis points. There were no other material changes to the terms of the facility.

Cash and cash equivalents as of June 30, 2016 and December 31, 2015 was $158.3 million and $6.3 million, respectively.  As of June 30, 2016 and December 31, 2015, we had $948.0 million and $875.6 million in unused and available lines of credit, respectively. Our total balance sheet indebtedness increased $453.7 million to $2,538.3 million as of June 30, 2016 from $2,084.6 million as of December 31, 2015 primarily due to the growth in new Consumer Loan assignments.

Contractual Obligations

A summary of our scheduled principal debt maturities as of June 30, 2016 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2016	$300.9
2017	734.1
2018	758.3
2019	214.1
2020	—
Over five years	550.0
Total	$2,557.4

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	July 29, 2016

INDEX OF EXHIBITS

The following documents are filed as part of this report.  Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

Exhibit No.	Description
4.70
Indenture dated as of May 12, 2016, between Credit Acceptance Auto Loan Trust 2016-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated May 12, 2016).

4.71
Sale and Servicing Agreement dated as of May 12, 2016 among the Company, Credit Acceptance Auto Loan Trust 2016-2, Credit Acceptance Funding LLC 2016-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated May 12, 2016).

4.72
Backup Servicing Agreement dated as of May 12, 2016, among the Company, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Auto Loan Trust 2016-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated May 12, 2016).

4.73
Amended and Restated Trust Agreement dated as of May 12, 2016, between Credit Acceptance Funding LLC 2016-2 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated May 12, 2016).

4.74
Sale and Contribution Agreement dated as of May 12, 2016, between the Company and Credit Acceptance Funding LLC 2016-2 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated May 12, 2016).

4.75
Amended and Restated Intercreditor Agreement dated May 12, 2016, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Funding LLC 2016-1, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Funding LLC 2014-2, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Funding LLC 2013-2, Credit Acceptance Auto Loan Trust 2016-2, Credit Acceptance Auto Loan Trust 2015-2, Credit Acceptance Auto Loan Trust 2015-1, Credit Acceptance Auto Loan Trust 2014-2, Credit Acceptance Auto Loan Trust 2014-1, Credit Acceptance Auto Loan Trust 2013-2, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated May 12, 2016).

4.76
Second Amendment to Sixth Amended and Restated Credit Agreement dated as of June 15, 2016 among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 15, 2016).

4.77
Sixth Amended and Restated Loan and Security Agreement dated as of June 23, 2016 among the Company, CAC Warehouse Funding Corporation II and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 23, 2016).

4.78
Fourth Amended and Restated Sale and Contribution Agreement dated as of June 23, 2016 between the Company and CAC Warehouse Funding Corporation II (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 23, 2016).

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