Form 10-Q
period 2016-09-30
CREDIT ACCEPTANCE CORP
filed 2016-11-01
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The number of shares of Common Stock, par value $0.01, outstanding on October 25, 2016 was 20,328,253.

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	September 30, 2016	December 31, 2015
ASSETS:
Cash and cash equivalents	$5.7	$6.3
Restricted cash and cash equivalents	232.8	167.4
Restricted securities available for sale	47.0	48.3
Loans receivable (including $18.5 and $12.6 from affiliates as of September 30, 2016 and December 31, 2015, respectively)	4,061.2	3,345.1
Allowance for credit losses	(296.8)	(243.6)
Loans receivable, net	3,764.4	3,101.5
Property and equipment, net	17.7	18.9
Income taxes receivable	5.4	10.0
Other assets (1)	20.1	20.2
Total Assets	$4,093.1	$3,372.6
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$133.9	$127.8
Revolving secured line of credit	85.2	57.7
Secured financing (1)	1,884.2	1,470.1
Senior notes (1)	541.0	540.0
Deferred income taxes, net	281.1	248.9
Income taxes payable	2.0	—
Total Liabilities	2,927.4	2,444.5
Commitments and Contingencies - See Note 14
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 20,328,253 and 20,132,972 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	0.2	0.2
Paid-in capital	129.8	100.8
Retained earnings	1,035.4	827.2
Accumulated other comprehensive income (loss)	0.3	(0.1)
Total Shareholders' Equity	1,165.7	928.1
Total Liabilities and Shareholders' Equity	$4,093.1	$3,372.6

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

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Finance charges	$223.9	$186.2	$641.9	$536.3
Premiums earned	10.7	12.0	32.4	36.7
Other income	12.0	12.0	38.7	34.5
Total revenue	246.6	210.2	713.0	607.5
Costs and expenses:
Salaries and wages	32.4	28.6	95.2	87.5
General and administrative	11.0	9.8	35.7	28.0
Sales and marketing	12.2	11.9	37.8	34.5
Provision for credit losses	22.8	13.2	62.8	27.8
Interest	25.1	20.4	71.5	54.9
Provision for claims	6.6	8.4	20.4	26.2
Total costs and expenses	110.1	92.3	323.4	258.9
Income before provision for income taxes	136.5	117.9	389.6	348.6
Provision for income taxes	50.6	43.9	144.4	128.9
Net income	$85.9	$74.0	$245.2	$219.7
Net income per share:
Basic	$4.22	$3.53	$12.02	$10.49
Diluted	$4.21	$3.53	$12.01	$10.49
Weighted average shares outstanding:
Basic	20,379,557	20,946,827	20,398,037	20,938,847
Diluted	20,384,624	20,952,711	20,415,981	20,949,508

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$85.9	$74.0	$245.2	$219.7
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(0.1)	0.1	0.4	0.2
Other comprehensive income (loss)	(0.1)	0.1	0.4	0.2
Comprehensive income	$85.8	$74.1	$245.6	$219.9

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$245.2	$219.7
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	62.8	27.8
Depreciation	4.7	4.3
Amortization	6.8	6.4
Loss on retirement of property and equipment	0.1	0.3
Provision for deferred income taxes	32.0	23.1
Stock-based compensation	5.6	10.0
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(0.9)	5.2
Decrease in income taxes receivable	4.6	1.1
Increase (decrease) in income taxes payable	2.0	(0.6)
Decrease in other assets	0.6	3.0
Net cash provided by operating activities	363.5	300.3
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(65.4)	(18.4)
Purchases of restricted securities available for sale	(28.3)	(26.6)
Proceeds from sale of restricted securities available for sale	25.5	26.0
Maturities of restricted securities available for sale	4.5	3.2
Principal collected on Loans receivable	1,493.2	1,318.7
Advances to Dealers	(1,476.4)	(1,371.5)
Purchases of Consumer Loans	(589.4)	(266.8)
Accelerated payments of Dealer Holdback	(43.4)	(39.6)
Payments of Dealer Holdback	(109.7)	(115.2)
Purchases of property and equipment	(3.6)	(3.2)
Net cash used in investing activities	(793.0)	(493.4)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	1,280.8	1,463.1
Repayments under revolving secured line of credit	(1,253.3)	(1,582.6)
Proceeds from secured financing	1,433.3	1,196.0
Repayments of secured financing	(1,019.0)	(996.1)
Proceeds from issuance of senior notes	—	248.2
Payments of debt issuance costs	(6.3)	(11.0)
Repurchase of common stock	(40.8)	(1.1)
Tax benefits from stock-based compensation plans	27.2	0.3
Other financing activities	7.0	4.6
Net cash provided by financing activities	428.9	321.4
Net increase (decrease) in cash and cash equivalents	(0.6)	128.3
Cash and cash equivalents, beginning of period	6.3	6.4
Cash and cash equivalents, end of period	$5.7	$134.7
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$73.5	$52.3
Cash paid during the period for income taxes	$75.2	$102.2

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2016 for items that could potentially be recognized or disclosed in these financial statements. For additional information regarding subsequent events, see Note 15 of these consolidated financial statements.

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
Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consumer Loan Assignment Volume	2016	2015	2016	2015
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	95.4%	96.0%	95.9%	96.1%

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

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2015	88.6%	11.4%
June 30, 2015	87.7%	12.3%
September 30, 2015	87.3%	12.7%
December 31, 2015	85.7%	14.3%
March 31, 2016	82.4%	17.6%
June 30, 2016	77.8%	22.2%
September 30, 2016	76.2%	23.8%

Portfolio Program

As payment for the vehicle, the Dealer generally receives the following:

•	a down payment from the consumer;

•	a non-recourse cash payment (“advance”) from us; and

•	after the advance has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of September 30, 2016 and December 31, 2015, we had $5.3 million and $6.0 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of September 30, 2016 and December 31, 2015, we had $232.2 million and $165.1 million, respectively, in restricted cash and cash equivalents that was not insured by the FDIC.

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

Methodology Changes.  For the three and nine months ended September 30, 2016 and 2015, we did not make any methodology changes for Loans that had a material impact on our financial results.

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

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net assumed written premiums	$11.0	$9.8	$31.9	$35.9
Net premiums earned	10.7	12.0	32.4	36.7
Provision for claims	6.6	8.4	20.4	26.2
Amortization of capitalized acquisition costs	0.3	0.4	0.8	0.9

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

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	September 30, 2016	December 31, 2015
Trust assets	Restricted cash and cash equivalents	$0.8	$0.8
Trust assets	Restricted securities available for sale	47.0	48.3
Unearned premium	Accounts payable and accrued liabilities	34.7	35.2
Claims reserve (1)	Accounts payable and accrued liabilities	1.1	1.2

(1)	The claims reserve is estimated based on historical claims experience.

New Accounting Updates

Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-13, which includes an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU No. 2016-13 is effective for fiscal years, and interim periods, beginning after December 15, 2019. Early application is permitted for fiscal years, and interim periods, beginning after December 15, 2018. The adoption of ASU No. 2016-13 is expected to have a material impact on our consolidated financial statements and related disclosures.

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU No. 2016-09, which simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. ASU No. 2016-09 is effective for fiscal years, and interim periods, beginning after December 15, 2016. Early application is permitted, but we have not yet adopted ASU No. 2016-09. We are currently assessing the impact the adoption of ASU No. 2016-09 will have on our consolidated financial statements and related disclosures.

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

Restricted securities available for sale consist of the following:

(In millions)	As of September 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$19.6	$0.2	$—	$19.8
Corporate bonds	17.2	0.2	—	17.4
Asset-backed securities	5.5	—	—	5.5
Mortgage-backed securities	3.6	—	—	3.6
Commercial paper	0.7	—	—	0.7
Total restricted securities available for sale	$46.6	$0.4	$—	$47.0

(In millions)	As of December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$21.8	$—	$(0.1)	$21.7
Corporate bonds	17.1	—	(0.1)	17.0
Asset-backed securities	5.5	—	—	5.5
Mortgage-backed securities	4.1	—	—	4.1
Total restricted securities available for sale	$48.5	$—	$(0.2)	$48.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of September 30, 2016
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$4.8	$—	$—	$—	$4.8	$—
U.S. Government and agency securities	2.8	—	—	—	2.8	—
Mortgage-backed securities	1.0	—	—	—	1.0	—
Asset-backed securities	0.8	—	—	—	0.8	—
Commercial paper	0.7	—	—	—	0.7	—
Total restricted securities available for sale	$10.1	$—	$—	$—	$10.1	$—

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2015
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$16.0	$(0.1)	$0.7	$—	$16.7	$(0.1)
Corporate bonds	12.6	(0.1)	1.7	—	14.3	(0.1)
Asset-backed securities	5.4	—	—	—	5.4	—
Mortgage-backed securities	3.1	—	—	—	3.1	—
Total restricted securities available for sale	$37.1	$(0.2)	$2.4	$—	$39.5	$(0.2)

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In millions)	As of
	September 30, 2016		December 31, 2015
Contractual Maturity	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Within one year	$2.3	$2.3	$2.6	$2.6
Over one year to five years	41.3	41.7	42.5	42.4
Over five years to ten years	0.5	0.5	0.5	0.5
Over ten years	2.5	2.5	2.9	2.8
Total restricted securities available for sale	$46.6	$47.0	$48.5	$48.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of September 30, 2016
	Dealer Loans	Purchased Loans	Total
Loans receivable	$3,151.9	$909.3	$4,061.2
Allowance for credit losses	(287.0)	(9.8)	(296.8)
Loans receivable, net	$2,864.9	$899.5	$3,764.4

(In millions)	As of December 31, 2015
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,823.4	$521.7	$3,345.1
Allowance for credit losses	(235.1)	(8.5)	(243.6)
Loans receivable, net	$2,588.3	$513.2	$3,101.5

A summary of changes in Loans receivable is as follows:

(In millions)	For the Three Months Ended September 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,049.2	$762.8	$3,812.0
New Consumer Loan assignments (1)	475.7	218.6	694.3
Principal collected on Loans receivable	(412.7)	(77.1)	(489.8)
Accelerated Dealer Holdback payments	13.7	—	13.7
Dealer Holdback payments	33.9	—	33.9
Transfers (2)	(5.1)	5.1	—
Write-offs	(3.1)	(0.2)	(3.3)
Recoveries (3)	0.3	0.1	0.4
Balance, end of period	$3,151.9	$909.3	$4,061.2

(In millions)	For the Three Months Ended September 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,634.8	$417.8	$3,052.6
New Consumer Loan assignments (1)	427.9	92.6	520.5
Principal collected on Loans receivable	(383.3)	(48.8)	(432.1)
Accelerated Dealer Holdback payments	13.0	—	13.0
Dealer Holdback payments	36.6	—	36.6
Transfers (2)	(1.5)	1.5	—
Write-offs	(1.3)	—	(1.3)
Recoveries (3)	0.3	0.1	0.4
Balance, end of period	$2,726.5	$463.2	$3,189.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,823.4	$521.7	$3,345.1
New Consumer Loan assignments (1)	1,476.4	589.4	2,065.8
Principal collected on Loans receivable	(1,284.0)	(209.2)	(1,493.2)
Accelerated Dealer Holdback payments	43.4	—	43.4
Dealer Holdback payments	109.7	—	109.7
Transfers (2)	(7.6)	7.6	—
Write-offs	(10.4)	(0.3)	(10.7)
Recoveries (3)	1.0	0.1	1.1
Balance, end of period	$3,151.9	$909.3	$4,061.2

(In millions)	For the Nine Months Ended September 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,389.8	$330.0	$2,719.8
New Consumer Loan assignments (1)	1,371.5	266.8	1,638.3
Principal collected on Loans receivable	(1,176.7)	(142.0)	(1,318.7)
Accelerated Dealer Holdback payments	39.6	—	39.6
Dealer Holdback payments	115.2	—	115.2
Transfers (2)	(8.4)	8.4	—
Write-offs	(5.7)	(0.2)	(5.9)
Recoveries (3)	1.2	0.2	1.4
Balance, end of period	$2,726.5	$463.2	$3,189.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The excess of expected net cash flows over the outstanding balance of Loans receivable, net is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans. A summary of changes in the accretable yield is as follows:

(In millions)	For the Three Months Ended September 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$963.2	$283.3	$1,246.5
New Consumer Loan assignments (1)	196.1	80.6	276.7
Accretion (2)	(183.1)	(43.1)	(226.2)
Provision for credit losses	21.6	1.2	22.8
Forecast changes	(7.6)	1.6	(6.0)
Transfers (3)	(0.8)	2.5	1.7
Balance, end of period	$989.4	$326.1	$1,315.5

(In millions)	For the Three Months Ended September 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$825.1	$168.4	$993.5
New Consumer Loan assignments (1)	179.6	34.4	214.0
Accretion (2)	(162.1)	(26.4)	(188.5)
Provision for credit losses	13.4	(0.2)	13.2
Forecast changes	(0.8)	3.7	2.9
Transfers (3)	(0.4)	1.1	0.7
Balance, end of period	$854.8	$181.0	$1,035.8

(In millions)	For the Nine Months Ended September 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$874.2	$198.6	$1,072.8
New Consumer Loan assignments (1)	613.8	218.2	832.0
Accretion (2)	(537.2)	(111.5)	(648.7)
Provision for credit losses	61.3	1.5	62.8
Forecast changes	(21.1)	14.9	(6.2)
Transfers (3)	(1.6)	4.4	2.8
Balance, end of period	$989.4	$326.1	$1,315.5

(In millions)	For the Nine Months Ended September 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$725.2	$136.5	$861.7
New Consumer Loan assignments (1)	566.3	99.6	665.9
Accretion (2)	(469.3)	(74.1)	(543.4)
Provision for credit losses	28.2	(0.4)	27.8
Forecast changes	6.7	14.2	20.9
Transfers (3)	(2.3)	5.2	2.9
Balance, end of period	$854.8	$181.0	$1,035.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended September 30, 2016
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$756.5	$448.2	$1,204.7
Expected net cash flows at the time of assignment (2)	671.8	299.2	971.0
Fair value at the time of assignment (3)	475.7	218.6	694.3

(In millions)	For the Three Months Ended September 30, 2015
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$678.3	$184.7	$863.0
Expected net cash flows at the time of assignment (2)	607.5	127.0	734.5
Fair value at the time of assignment (3)	427.9	92.6	520.5

(In millions)	For the Nine Months Ended September 30, 2016
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,345.2	$1,197.7	$3,542.9
Expected net cash flows at the time of assignment (2)	2,090.2	807.6	2,897.8
Fair value at the time of assignment (3)	1,476.4	589.4	2,065.8

(In millions)	For the Nine Months Ended September 30, 2015
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,147.4	$530.1	$2,677.5
Expected net cash flows at the time of assignment (2)	1,937.8	366.4	2,304.2
Fair value at the time of assignment (3)	1,371.5	266.8	1,638.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations. For additional information regarding credit quality, see Note 3 to the consolidated financial statements. The following table compares our forecast of Consumer Loan collection rates as of September 30, 2016, with the forecasts as of June 30, 2016, December 31, 2015, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2016	June 30, 2016	December 31, 2015	Initial Forecast	June 30, 2016	December 31, 2015	Initial Forecast
2007	68.1%	68.1%	68.1%	70.7%	0.0%	0.0%	-2.6%
2008	70.4%	70.4%	70.3%	69.7%	0.0%	0.1%	0.7%
2009	79.5%	79.5%	79.4%	71.9%	0.0%	0.1%	7.6%
2010	77.6%	77.5%	77.4%	73.6%	0.1%	0.2%	4.0%
2011	74.3%	74.3%	74.2%	72.5%	0.0%	0.1%	1.8%
2012	73.3%	73.3%	73.2%	71.4%	0.0%	0.1%	1.9%
2013	73.0%	73.1%	73.4%	72.0%	-0.1%	-0.4%	1.0%
2014	71.9%	72.0%	72.6%	71.8%	-0.1%	-0.7%	0.1%
2015	66.7%	67.0%	67.8%	67.7%	-0.3%	-1.1%	-1.0%
2016 (2)	66.0%	66.5%	—	65.9%	-0.5%	—	0.1%

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

(2)
The forecasted collection rate for 2016 Consumer Loans as of September 30, 2016 includes both Consumer Loans that were in our portfolio as of June 30, 2016 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2016 Consumer Loan Assignment Period	September 30, 2016	June 30, 2016	Initial Forecast	June 30, 2016	Initial Forecast
January 1, 2016 through June 30, 2016	66.6%	66.5%	66.3%	0.1%	0.3%
July 1, 2016 through September 30, 2016	64.9%	—	65.2%	—	-0.3%

Consumer Loans assigned in 2009 through 2013 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2007 and 2015 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2008, 2014 and 2016, actual results have been very close to our initial estimates. For the three months ended September 30, 2016, forecasted collection rates declined for Consumer Loans assigned in 2015 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the nine months ended September 30, 2016, forecasted collection rates improved for Consumer Loans assigned in 2010, declined for Consumer Loans assigned in 2013 through 2015 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The initial forecast for Consumer Loans assigned in 2016 was lower than the initial forecast for Consumer Loans assigned in 2015. The lower initial forecast reflects a change in the mix of Consumer Loan assignments received in 2016, including a longer average initial loan term. The average initial term for Consumer Loans assigned in 2016 was 52.6 months as compared to 49.8 months for Consumer Loans assigned in 2015.

The initial forecast for Consumer Loans assigned in the third quarter of 2016 was lower than the initial forecast for Consumer Loans assigned in the first six months of 2016. The lower initial forecast reflects a change in the mix of Consumer Loan assignments received during the third quarter of 2016, including a longer average initial loan term. The average initial term for Consumer Loans assigned in the third quarter of 2016 was 53.6 months as compared to 52.1 months for Consumer Loans assigned in the first six months of 2016.

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

(In millions)	As of September 30, 2016
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,067.4	$701.3	$1,768.7	$2,084.6	$207.9	$2,292.5
Allowance for credit losses	—	—	—	(287.1)	(9.7)	(296.8)
Loans receivable, net	$1,067.4	$701.3	$1,768.7	$1,797.5	$198.2	$1,995.7

(In millions)	As of December 31, 2015
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,066.8	$478.1	$1,544.9	$1,756.6	$43.6	$1,800.2
Allowance for credit losses	—	—	—	(235.1)	(8.5)	(243.6)
Loans receivable, net	$1,066.8	$478.1	$1,544.9	$1,521.5	$35.1	$1,556.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Three Months Ended September 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$268.2	$8.7	$276.9
Provision for credit losses	21.6	1.2	22.8
Write-offs	(3.1)	(0.2)	(3.3)
Recoveries (1)	0.3	0.1	0.4
Balance, end of period	$287.0	$9.8	$296.8

(In millions)	For the Three Months Ended September 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$209.4	$8.5	$217.9
Provision for credit losses	13.4	(0.2)	13.2
Write-offs	(1.3)	—	(1.3)
Recoveries (1)	0.3	0.1	0.4
Balance, end of period	$221.8	$8.4	$230.2

(In millions)	For the Nine Months Ended September 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$235.1	$8.5	$243.6
Provision for credit losses	61.3	1.5	62.8
Write-offs	(10.4)	(0.3)	(10.7)
Recoveries (1)	1.0	0.1	1.1
Balance, end of period	$287.0	$9.8	$296.8

(In millions)	For the Nine Months Ended September 30, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$198.1	$8.8	$206.9
Provision for credit losses	28.2	(0.4)	27.8
Write-offs	(5.7)	(0.2)	(5.9)
Recoveries (1)	1.2	0.2	1.4
Balance, end of period	$221.8	$8.4	$230.2

(1)	Represents collections received on previously written off Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           DEBT

Debt consists of the following:

(In millions)	As of September 30, 2016
	Principal Outstanding	Deferred Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$85.2	$—	$—	$85.2
Secured financing (2)	1,893.0	(8.8)	—	1,884.2
Senior notes	550.0	(7.4)	(1.6)	541.0
Total debt	$2,528.2	$(16.2)	$(1.6)	$2,510.4

(In millions)	As of December 31, 2015
	Principal Outstanding	Deferred Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$57.7	$—	$—	$57.7
Secured financing (2) (3)	1,478.6	(8.5)	—	1,470.1
Senior notes (3)	550.0	(8.3)	(1.7)	540.0
Total debt	$2,086.3	$(16.8)	$(1.7)	$2,067.8

(1)	Excludes deferred debt issuance costs of $2.6 million and $2.2 million as of September 30, 2016 and December 31, 2015, respectively, which are included in other assets.

(2)	Warehouse facilities and asset-backed secured financings ("Term ABS").

(3)
Prior year amounts have been reclassified to reflect the adoption of ASU 2015-03, as amended by ASU No. 2015-15, which resulted in a reclassification of certain deferred debt issuance costs from other assets to secured financing and senior notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

General information for each of our financing transactions in place as of September 30, 2016 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate as of September 30, 2016
Revolving Secured Line of Credit	n/a	06/22/2019		$310.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	06/23/2019	(3)	$400.0	LIBOR plus 225 basis points (2)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	04/30/2018	(3)	$75.0	LIBOR plus 200 basis points (2)
Warehouse Facility V (1)	CAC Warehouse Funding LLC V	08/18/2019	(4)	$100.0	LIBOR plus 225 basis points (2)
Warehouse Facility VI (1)	CAC Warehouse Funding LLC VI	09/30/2018	(3)	$75.0	LIBOR plus 200 basis points
Term ABS 2013-2 (1)	Credit Acceptance Funding LLC 2013-2	10/15/2015	(3)	$197.8	Fixed rate
Term ABS 2014-1 (1)	Credit Acceptance Funding LLC 2014-1	04/15/2016	(3)	$299.0	Fixed rate
Term ABS 2014-2 (1)	Credit Acceptance Funding LLC 2014-2	09/15/2016	(3)	$349.0	Fixed rate
Term ABS 2015-1 (1)	Credit Acceptance Funding LLC 2015-1	01/16/2017	(3)	$300.6	Fixed rate
Term ABS 2015-2 (1)	Credit Acceptance Funding LLC 2015-2	08/15/2017	(3)	$300.2	Fixed rate
Term ABS 2016-1 (1)	Credit Acceptance Funding LLC 2016-1	02/15/2018	(3)	$385.0	LIBOR plus 195 basis points (2)
Term ABS 2016-2 (1)	Credit Acceptance Funding LLC 2016-2	05/15/2018	(3)	$350.2	Fixed rate
2021 Senior Notes	n/a	02/15/2021		$300.0	Fixed rate
2023 Senior Notes	n/a	03/15/2023		$250.0	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(3)	Represents the revolving maturity date. The outstanding balance will amortize after the maturity date based on the cash flows of the pledged assets.

(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on August 18, 2021 will be due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revolving Secured Line of Credit
Maximum outstanding principal balance	$92.1	$142.6	$186.4	$206.3
Average outstanding principal balance	13.3	30.0	30.6	48.0
Warehouse Facility II
Maximum outstanding principal balance	$—	$200.8	$200.1	$200.8
Average outstanding principal balance	—	4.4	3.7	10.6
Warehouse Facility IV
Maximum outstanding principal balance	$12.0	$12.0	$12.0	$35.0
Average outstanding principal balance	12.0	12.0	12.0	8.2
Warehouse Facility V
Maximum outstanding principal balance	$—	$99.2	$100.0	$99.2
Average outstanding principal balance	—	9.6	1.4	16.4
Warehouse Facility VI
Maximum outstanding principal balance	$—	$—	$49.9	$—
Average outstanding principal balance	—	—	4.0	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2016	December 31, 2015
Revolving Secured Line of Credit
Principal balance outstanding	$85.2	$57.7
Amount available for borrowing (1)	224.8	252.3
Interest rate	2.41%	2.30%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.1	1.2
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$12.0	$12.0
Amount available for borrowing (1)	63.0	63.0
Loans pledged as collateral	24.6	24.5
Restricted cash and cash equivalents pledged as collateral	1.0	0.9
Interest rate	2.52%	2.42%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	100.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$14.7
Amount available for borrowing (1)	75.0	60.3
Loans pledged as collateral	—	20.7
Restricted cash and cash equivalents pledged as collateral	0.1	0.9
Interest rate	—%	2.24%
Term ABS 2013-1
Principal balance outstanding	$—	$39.6
Loans pledged as collateral	—	144.5
Restricted cash and cash equivalents pledged as collateral	—	14.6
Interest rate	—%	1.56%
Term ABS 2013-2
Principal balance outstanding	$22.7	$163.5
Loans pledged as collateral	182.5	234.7
Restricted cash and cash equivalents pledged as collateral	19.5	21.4
Interest rate	2.26%	1.71%
Term ABS 2014-1
Principal balance outstanding	$173.3	$299.0
Loans pledged as collateral	336.1	366.4
Restricted cash and cash equivalents pledged as collateral	32.5	31.9
Interest rate	1.84%	1.72%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2014-2
Principal balance outstanding	$349.0	$349.0
Loans pledged as collateral	442.2	430.5
Restricted cash and cash equivalents pledged as collateral	39.4	37.7
Interest rate	2.05%	2.05%
Term ABS 2015-1
Principal balance outstanding	$300.6	$300.6
Loans pledged as collateral	382.5	372.4
Restricted cash and cash equivalents pledged as collateral	32.6	29.3
Interest rate	2.26%	2.26%
Term ABS 2015-2
Principal balance outstanding	$300.2	$300.2
Loans pledged as collateral	379.3	390.4
Restricted cash and cash equivalents pledged as collateral	30.3	27.7
Interest rate	2.63%	2.63%
Term ABS 2016-1
Principal balance outstanding	$385.0	$—
Loans pledged as collateral	483.6	—
Restricted cash and cash equivalents pledged as collateral	37.2	—
Interest rate	2.46%	—%
Term ABS 2016-2
Principal balance outstanding	$350.2	$—
Loans pledged as collateral	514.1	—
Restricted cash and cash equivalents pledged as collateral	37.3	—
Interest rate	2.83%	—%
2021 Senior Notes
Principal balance outstanding	$300.0	$300.0
Interest rate	6.125%	6.125%
2023 Senior Notes
Principal balance outstanding	$250.0	$250.0
Interest rate	7.375%	7.375%

(1)	Availability may be limited by the amount of assets pledged as collateral.

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

Debt Covenants

As of September 30, 2016, we were in compliance with our covenants under the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of September 30, 2016, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of September 30, 2016 and December 31, 2015:

As of September 30, 2016
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	06/2016	12/2017	$325.0	5.50%

75.0	Warehouse Facility IV	Cap Floating Rate	03/2014	03/2017	37.5	5.50%
		Cap Floating Rate	04/2016	04/2019	37.5	5.50%
					75.0

100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%
385.0	Term ABS 2016-1	Cap Floating Rate	04/2016	02/2019	385.0	5.00%

As of December 31, 2015
Facility (in millions)	Facility Name	Purpose	Start	End	Notional (in millions)	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2014	06/2016	$325.0	5.50%
75.0	Warehouse Facility IV	Cap Floating Rate	03/2014	03/2017	75.0	5.50%
100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%

(1)	Rate excludes the spread over the LIBOR rate.

The interest rate caps have not been designated as hedging instruments. As of September 30, 2016 and December 31, 2015, the interest rate caps had a fair value of less than $0.1 million as the capped rates were significantly above market rates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In millions)
	As of September 30, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$5.7	$5.7	$6.3	$6.3
Restricted cash and cash equivalents	232.8	232.8	167.4	167.4
Restricted securities available for sale	47.0	47.0	48.3	48.3
Net investment in Loans receivable	3,764.4	3,820.8	3,101.5	3,126.3
Liabilities
Revolving secured line of credit	$85.2	$85.2	$57.7	$57.7
Secured financing (1)	1,884.2	1,901.0	1,470.1	1,471.9
Senior notes (1)	541.0	559.4	540.0	549.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The following table provides the level of measurement used to determine the fair value for each of our financial instruments on a recurring basis, as of September 30, 2016 and December 31, 2015:

(In millions)
	As of September 30, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$5.7	$—	$—	$5.7
Restricted cash and cash equivalents	232.8	—	—	232.8
Restricted securities available for sale	37.2	9.8	—	47.0
Net investment in Loans receivable	—	—	3,820.8	3,820.8
Liabilities
Revolving secured line of credit	$—	$85.2	$—	$85.2
Secured financing	—	1,901.0	—	1,901.0
Senior notes	559.4	—	—	559.4

(In millions)
	As of December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$6.3	$—	$—	$6.3
Restricted cash and cash equivalents	167.4	—	—	167.4
Restricted securities available for sale	38.7	9.6	—	48.3
Net investment in Loans receivable	—	—	3,126.3	3,126.3
Liabilities
Revolving secured line of credit	$—	$57.7	$—	$57.7
Secured financing	—	1,471.9	—	1,471.9
Senior notes	549.6	—	—	549.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Based on information provided to us by the Chairman and without giving effect to the reported sale of affiliated Dealers by the Chairman noted above, affiliated Dealer Loan balances were $18.5 million and $12.6 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, affiliated Dealer Loan balances were 0.6% and 0.4% of total consolidated Dealer Loan balances, respectively. A summary of related party Loan activity is as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2016		2015
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$0.9	0.5%	$0.5	0.3%
New Consumer Loan assignments (1)	4.7	0.7%	1.1	0.2%
Accelerated Dealer Holdback payments	0.1	0.7%	—	—%
Dealer Holdback payments	0.3	0.9%	0.3	0.8%

(Dollars in millions)	For the Nine Months Ended September 30,
	2016		2015
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$2.4	0.4%	$1.4	0.3%
New Consumer Loan assignments (1)	13.6	0.7%	3.6	0.2%
Accelerated Dealer Holdback payments	0.3	0.7%	0.1	0.3%
Dealer Holdback payments	0.9	0.8%	1.0	0.9%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

10.         INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	1.7%	1.8%	1.8%	1.8%
Other	0.4%	0.4%	0.3%	0.2%
Effective tax rate	37.1%	37.2%	37.1%	37.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

11.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average shares outstanding:
Common shares	20,159,197	20,414,667	20,116,250	20,413,238
Vested restricted stock units	220,360	532,160	281,787	525,609
Basic number of weighted average shares outstanding	20,379,557	20,946,827	20,398,037	20,938,847
Dilutive effect of restricted stock and restricted stock units	5,067	5,884	17,944	10,661
Dilutive number of weighted average shares outstanding	20,384,624	20,952,711	20,415,981	20,949,508

For the nine months ended September 30, 2016, 7,368 shares of restricted stock were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive. For the three months ended September 30, 2016, and the three and nine months ended September 30, 2015, there were no shares of restricted stock or restricted stock units that would have been anti-dilutive.

12.         STOCK REPURCHASES

Our board of directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. On November 23, 2015, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations. As of September 30, 2016, we had authorization to repurchase 815,150 shares of our common stock.

We did not have any stock repurchases for the three months ended September 30, 2016 and 2015. The following table summarizes our stock repurchases for the nine months ended September 30, 2016 and 2015:

(Dollars in millions)	For the Nine Months Ended September 30,
	2016		2015
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market	45,300	$7.6	—	$—
Other (1)	170,668	33.2	6,065	1.1
Total	215,968	$40.8	6,065	$1.1

(1)
Represents shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

13.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted stock	$0.7	$0.8	$2.1	$2.5
Restricted stock units	1.1	2.5	3.5	7.5
Total	$1.8	$3.3	$5.6	$10.0

A summary of the non-vested restricted stock activity is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2015	182,311	$109.17
Granted	7,657	196.96
Vested	(20,408)	115.74
Forfeited	(504)	186.29
Non-vested as of September 30, 2016	169,056	$112.12

A summary of the restricted stock unit activity is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2015	859,419	$61.73
Granted	250	178.96
Converted	(404,096)	16.73
Outstanding as of September 30, 2016	455,573	$101.70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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

On February 1, 2013, six Dealers, who had previously commenced a putative consolidated arbitration proceeding against the Company before the American Arbitration Association ("AAA") that was deemed not properly filed by the AAA on October 9, 2012, filed individual arbitrations against the Company before the AAA in Southfield, Michigan. These arbitration demands seek unspecified money damages for claims relating to the Dealer servicing agreements of these Dealers. One of these matters was voluntarily dismissed with prejudice on January 20, 2015. On April 22, 2016, the Company filed a motion for summary judgment with respect to the claims brought by one of the remaining dealers. On September 12, 2016, the AAA entered a judgment in favor of the Company on all such claims. The Company intends to vigorously defend itself in the remaining four arbitrations. Based on information currently available, we believe that the eventual outcome will not have a material adverse effect on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

15.        SUBSEQUENT EVENTS

On October 27, 2016, we completed a $350.0 million Term ABS financing which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 2.9% (including the initial purchaser’s fees and other costs) and it will revolve for 24 months after which it will amortize based upon the cash flows on the contributed Loans.

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

For the three months ended September 30, 2016, consolidated net income was $85.9 million, or $4.21 per diluted share, compared to $74.0 million, or $3.53 per diluted share, for the same period in 2015. For the nine months ended September 30, 2016, consolidated net income was $245.2 million, or $12.01 per diluted share, compared to $219.7 million, or $10.49 per diluted share, for the same period in 2015. The increases in consolidated net income for the three and nine months ended September 30, 2016 were primarily due to an increase in the average balance of our Loan portfolio, partially offset by a decline in Consumer Loan performance.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of September 30, 2016, with the forecasts as of June 30, 2016, December 31, 2015, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2016	June 30, 2016	December 31, 2015	Initial Forecast	June 30, 2016	December 31, 2015	Initial Forecast
2007	68.1%	68.1%	68.1%	70.7%	0.0%	0.0%	-2.6%
2008	70.4%	70.4%	70.3%	69.7%	0.0%	0.1%	0.7%
2009	79.5%	79.5%	79.4%	71.9%	0.0%	0.1%	7.6%
2010	77.6%	77.5%	77.4%	73.6%	0.1%	0.2%	4.0%
2011	74.3%	74.3%	74.2%	72.5%	0.0%	0.1%	1.8%
2012	73.3%	73.3%	73.2%	71.4%	0.0%	0.1%	1.9%
2013	73.0%	73.1%	73.4%	72.0%	-0.1%	-0.4%	1.0%
2014	71.9%	72.0%	72.6%	71.8%	-0.1%	-0.7%	0.1%
2015	66.7%	67.0%	67.8%	67.7%	-0.3%	-1.1%	-1.0%
2016 (2)	66.0%	66.5%	—	65.9%	-0.5%	—	0.1%

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

(2)
The forecasted collection rate for 2016 Consumer Loans as of September 30, 2016 includes both Consumer Loans that were in our portfolio as of June 30, 2016 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2016 Consumer Loan Assignment Period	September 30, 2016	June 30, 2016	Initial Forecast	June 30, 2016	Initial Forecast
January 1, 2016 through June 30, 2016	66.6%	66.5%	66.3%	0.1%	0.3%
July 1, 2016 through September 30, 2016	64.9%	—	65.2%	—	-0.3%

Consumer Loans assigned in 2009 through 2013 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2007 and 2015 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2008, 2014 and 2016, actual results have been very close to our initial estimates. For the three months ended September 30, 2016, forecasted collection rates declined for Consumer Loans assigned in 2015 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the nine months ended September 30, 2016, forecasted collection rates improved for Consumer Loans assigned in 2010, declined for Consumer Loans assigned in 2013 through 2015 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The dollar amount of changes in forecasted collections, net of changes in forecasted Dealer Holdback payments is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Increase (decrease) in forecasted net cash flows	2016	2015	2016	2015
Dealer Loans	$(7.6)	$(0.8)	$(21.1)	$6.7
Purchased Loans	1.6	3.7	14.9	14.2
Total Loans	$(6.0)	$2.9	$(6.2)	$20.9

The initial forecast for Consumer Loans assigned in 2016 was lower than the initial forecast for Consumer Loans assigned in 2015. The lower initial forecast reflects a change in the mix of Consumer Loan assignments received in 2016, including a longer average initial loan term. The average initial term for Consumer Loans assigned in 2016 was 52.6 months as compared to 49.8 months for Consumer Loans assigned in 2015.

The initial forecast for Consumer Loans assigned in the third quarter of 2016 was lower than the initial forecast for Consumer Loans assigned in the first six months of 2016. The lower initial forecast reflects a change in the mix of Consumer Loan assignments received during the third quarter of 2016, including a longer average initial loan term. The average initial term for Consumer Loans assigned in the third quarter of 2016 was 53.6 months as compared to 52.1 months for Consumer Loans assigned in the first six months of 2016.

Forecasting collection rates accurately at Loan inception is difficult. With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2016. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of September 30, 2016
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2007	68.1%	46.5%	21.6%	99.8%
2008	70.4%	44.6%	25.8%	99.5%
2009	79.5%	43.9%	35.6%	99.4%
2010	77.6%	44.7%	32.9%	99.0%
2011	74.3%	45.5%	28.8%	98.6%
2012	73.3%	46.3%	27.0%	96.3%
2013	73.0%	47.6%	25.4%	87.2%
2014	71.9%	47.7%	24.2%	70.1%
2015	66.7%	44.5%	22.2%	42.5%
2016 (3)	66.0%	44.1%	21.9%	11.8%

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

(3)
The forecasted collection rate, advance rate and spread for 2016 Consumer Loans as of September 30, 2016 include both Consumer Loans that were in our portfolio as of June 30, 2016 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates and spreads for each of these segments:

	As of September 30, 2016
2016 Consumer Loan Assignment Period	Forecasted Collection %	Advance %	Spread %
January 1, 2016 through June 30, 2016	66.6%	44.0%	22.6%
July 1, 2016 through September 30, 2016	64.9%	44.3%	20.6%

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

The spread between the forecasted collection rate and the advance rate has ranged from 20.6% to 35.6% over the last 10 years. The spread was at the high end of this range in 2009 and 2010, when the competitive environment was unusually favorable and much lower during other years (2007 and 2014 through 2016) when competition was more intense. The decline in the advance rate from 2015 to 2016 reflects the lower initial forecast on Consumer Loan assignments received in 2016, partially offset by an increase in Purchased Loans as a percentage of total unit volume. The decline in the spread from 2015 to 2016 was the result of a change in the mix of Consumer Loan assignments received during 2016, including an increase in Purchased Loans as a percentage of total unit volume, partially offset by the performance of 2015 Consumer Loans, which has declined from our initial estimates.

The increase in the advance rate from the first six months of 2016 to the third quarter of 2016 reflects an increase in Purchased Loans as a percentage of total unit volume, partially offset by the lower initial forecast on Consumer Loan assignments received during the third quarter of 2016. The decline in the spread from the first six months of 2016 to the third quarter of 2016 was the result of a change in the mix of Consumer Loan assignments received during the third quarter of 2016, including an increase in Purchased Loans as a percentage of total unit volume, and the performance of Consumer Loans assigned during the first six months of 2016 exceeding the performance of Consumer Loans assigned during the third quarter of 2016.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of September 30, 2016 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
Dealer Loans	2007	68.0%	45.7%	22.3%
	2008	70.7%	43.3%	27.4%
	2009	79.5%	43.4%	36.1%
	2010	77.6%	44.4%	33.2%
	2011	74.3%	45.2%	29.1%
	2012	73.2%	46.1%	27.1%
	2013	73.1%	47.1%	26.0%
	2014	71.8%	47.2%	24.6%
	2015	66.0%	43.4%	22.6%
	2016	65.1%	42.3%	22.8%

Purchased Loans	2007	68.5%	49.1%	19.4%
	2008	69.7%	46.7%	23.0%
	2009	79.6%	45.3%	34.3%
	2010	77.4%	46.2%	31.2%
	2011	74.7%	47.4%	27.3%
	2012	73.4%	47.7%	25.7%
	2013	72.6%	49.9%	22.7%
	2014	72.7%	51.4%	21.3%
	2015	71.0%	50.1%	20.9%
	2016	68.5%	49.2%	19.3%

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

The spread on Dealer Loans increased from 22.6% in 2015 to 22.8% in 2016 as a result of the performance of 2015 Consumer Loans in our Dealer Loan portfolio, which declined from our initial estimates by a greater margin than those assigned to us in 2016, partially offset by a change in the mix of Consumer Loan assignments. The spread on Purchased Loans decreased from 20.9% in 2015 to 19.3% in 2016 as a result of the performance of 2015 Consumer Loans in our Purchased Loan portfolio, which exceeded our initial estimates by a greater margin than those assigned to us in 2016, and a change in the mix of Consumer Loan assignments.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.2 to 1 as of September 30, 2016. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last seven quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2015	28.4%	32.5%
June 30, 2015	30.6%	28.6%
September 30, 2015	41.3%	32.9%
December 31, 2015	33.4%	23.2%
March 31, 2016	21.1%	18.8%
June 30, 2016	15.1%	27.6%
September 30, 2016	12.0%	33.4%

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

Unit and dollar volumes grew 12.0% and 33.4%, respectively, during the third quarter of 2016 as the number of active Dealers grew 14.3% while average volume per active Dealer declined 1.7%. Dollar volume grew faster than unit volume during the third quarter of 2016 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned primarily due to an increase in the average initial loan term and an increase in the average advance rate due to an increase in Purchased Loans as a percentage of total unit volume.

After peaking in the third quarter of 2015, unit volume growth has declined in each of the last four quarters. For the one month ended October 31, 2016, unit volume declined 8.3% as compared to the same period in 2015. The longer term trend of slowing growth and the year over year decline in unit volume experienced in October reflect the difficulty of growing the number of active dealers fast enough to offset the impact of the competitive environment on attrition and per dealer volumes. In addition, in response to the decline in forecasted collection rates experienced over the last four quarters, we adjusted our initial collection forecasts downward during the year. While the adjustments have been modest, we believe these adjustments have had an adverse impact on unit volumes during the year.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Consumer Loan unit volume	82,460	73,614	12.0%	260,531	223,948	16.3%
Active Dealers (1)	7,320	6,406	14.3%	9,646	8,061	19.7%
Average volume per active Dealer	11.3	11.5	-1.7%	27.0	27.8	-2.9%

Consumer Loan unit volume from Dealers active both periods	59,915	60,067	-0.3%	209,387	201,524	3.9%
Dealers active both periods	4,343	4,343	-	6,028	6,028	-
Average volume per Dealer active both periods	13.8	13.8	-0.3%	34.7	33.4	3.9%

Consumer Loan unit volume from Dealers not active both periods	22,545	13,547	66.4%	51,144	22,424	128.1%
Dealers not active both periods	2,977	2,063	44.3%	3,618	2,033	78.0%
Average volume per Dealer not active both periods	7.6	6.6	15.2%	14.1	11.0	28.2%

(1)	Active Dealers are Dealers who have received funding for at least one Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Consumer Loan unit volume from new Dealers	3,506	4,354	-19.5%	30,330	30,392	-0.2%
New active Dealers (1)	794	863	-8.0%	2,636	2,474	6.5%
Average volume per new active Dealer	4.4	5.0	-12.0%	11.5	12.3	-6.5%

Attrition (2)	-18.4%	-13.7%		-10.0%	-8.5%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program. The following table shows the percentage of Consumer Loans assigned to us based on unit volumes under each of the programs for each of the last seven quarters:

Quarter Ended	Portfolio Program	Purchase Program
March 31, 2015	88.6%	11.4%
June 30, 2015	87.7%	12.3%
September 30, 2015	87.3%	12.7%
December 31, 2015	85.7%	14.3%
March 31, 2016	82.4%	17.6%
June 30, 2016	77.8%	22.2%
September 30, 2016	76.2%	23.8%

As of September 30, 2016 and December 31, 2015, the net Dealer Loans receivable balance was 76.1% and 83.5%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended September 30,
	2016	2015	% Change
Revenue:
Finance charges	$223.9	$186.2	20.2%
Premiums earned	10.7	12.0	-10.8%
Other income	12.0	12.0	—%
Total revenue	246.6	210.2	17.3%
Costs and expenses:
Salaries and wages	32.4	28.6	13.3%
General and administrative	11.0	9.8	12.2%
Sales and marketing	12.2	11.9	2.5%
Provision for credit losses	22.8	13.2	72.7%
Interest	25.1	20.4	23.0%
Provision for claims	6.6	8.4	-21.4%
Total costs and expenses	110.1	92.3	19.3%
Income before provision for income taxes	136.5	117.9	15.8%
Provision for income taxes	50.6	43.9	15.3%
Net income	$85.9	$74.0	16.1%
Net income per share:
Basic	$4.22	$3.53	19.5%
Diluted	$4.21	$3.53	19.3%
Weighted average shares outstanding:
Basic	20,379,557	20,946,827	-2.7%
Diluted	20,384,624	20,952,711	-2.7%

The following table highlights changes in net income for the three months ended September 30, 2016, as compared to 2015:

(In millions)	Change
Net Income for the three months ended September 30, 2015	$74.0
Increase in finance charges	37.7
Decrease in premiums earned	(1.3)
Increase in operating expenses (1)	(5.3)
Increase in provision for credit losses	(9.6)
Increase in interest	(4.7)
Decrease in provision for claims	1.8
Increase in provision for income taxes	(6.7)
Net Income for the three months ended September 30, 2016	$85.9

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the three months ended September 30, 2016, finance charges increased $37.7 million, or 20.2%, as compared to the same period in 2015. The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2016	2015	Change
Average net Loans receivable balance	$3,653.6	$2,892.1	$761.5
Average yield on our Loan portfolio	24.5%	25.8%	-1.3%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended September 30, 2016:

(In millions)	Year-over-Year Change
Impact on finance charges:	For the Three Months Ended September 30, 2016
Due to an increase in the average net Loans receivable balance	$49.0
Due to a decrease in the average yield	(11.3)
Total increase in finance charges	$37.7

The increase in the average net Loans receivable balance was primarily due to the year-over-year growth in Consumer Loan assignment volume in recent years. The average yield on our Loan portfolio for the three months ended September 30, 2016 decreased as compared to the same period in 2015 due to lower yields on more recent Consumer Loan assignments.

Premiums Earned.  For the three months ended September 30, 2016, premiums earned decreased $1.3 million, or 10.8%, as compared to the same period in 2015. The decrease was primarily due to a decrease in the size of our reinsurance portfolio, which was the result of a decline in premiums written on vehicle service contracts. While we have experienced year-over-year growth in Consumer Loan assignment volume in recent years, the percentage of Consumer Loan assignments with reinsured vehicle service contracts has declined.

Operating Expenses.  For the three months ended September 30, 2016, operating expenses increased $5.3 million, or 10.5%, as compared to the same period in 2015. The increase in operating expenses was primarily due to the following:

•	An increase in salaries and wages expense of $3.8 million, or 13.3%, was primarily the result of the following:

•
An increase of $3.9 million in salaries and wages expense, excluding fringe benefits and stock-based compensation expense, primarily related to an increase in the number of team members, including increases of $2.3 million for our support function, $0.9 million for our servicing function and $0.7 million for our originations function.

•	An increase of $1.4 million in fringe benefits primarily related to medical claims.

•	A decrease of $1.5 million in stock-based compensation expense primarily due to declining expense recognition related to long-term stock awards granted in prior years.

•	An increase in general and administrative expense of $1.2 million, or 12.2%, primarily as a result of increases in legal fees and consulting fees.

Provision for Credit Losses.  For the three months ended September 30, 2016, the provision for credit losses increased $9.6 million, or 72.7%, as compared to the same period in 2015. Under GAAP, when the present value of forecasted future cash flows declines relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established. For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase. As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected. Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the three months ended September 30, 2016, overall Consumer Loan performance declined from our expectations at the start of the period, resulting in a provision for credit losses of $22.8 million for the three months ended September 30, 2016, of which $21.6 million related to Dealer Loans and $1.2 million related to Purchased Loans. During the three months ended September 30, 2015, overall Consumer Loan performance was generally consistent with our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $13.2 million for the three months ended September 30, 2015, of which $13.4 million related to Dealer Loans partially offset by a reversal of $0.2 million related to Purchased Loans.

Interest.  For the three months ended September 30, 2016, interest expense increased $4.7 million, or 23.0%, as compared to the same period in 2015. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended September 30, 2016 and 2015:

(Dollars in millions)	For the Three Months Ended September 30,
	2016	2015
Interest expense	$25.1	$20.4
Average outstanding debt principal balance (1)	2,513.0	2,001.5
Average cost of debt	4.0%	4.1%

(1)	Includes the unamortized debt discount and excludes deferred debt issuance costs.

The increase in interest expense was due to an increase in the average outstanding debt principal balance due to debt proceeds used to fund the growth in Consumer Loan assignment volume and stock repurchases.

Provision for Claims.  For the three months ended September 30, 2016, provision for claims decreased $1.8 million, or 21.4%, as compared to the same period in 2015. The decrease was due to a decrease in the size of our reinsurance portfolio and a decrease in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the three months ended September 30, 2016, the effective tax rate of 37.1% was generally consistent with the effective tax rate of 37.2% in the same period in 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Nine Months Ended September 30,
	2016	2015	% Change
Revenue:
Finance charges	$641.9	$536.3	19.7%
Premiums earned	32.4	36.7	-11.7%
Other income	38.7	34.5	12.2%
Total revenue	713.0	607.5	17.4%
Costs and expenses:
Salaries and wages	95.2	87.5	8.8%
General and administrative	35.7	28.0	27.5%
Sales and marketing	37.8	34.5	9.6%
Provision for credit losses	62.8	27.8	125.9%
Interest	71.5	54.9	30.2%
Provision for claims	20.4	26.2	-22.1%
Total costs and expenses	323.4	258.9	24.9%
Income before provision for income taxes	389.6	348.6	11.8%
Provision for income taxes	144.4	128.9	12.0%
Net income	$245.2	$219.7	11.6%
Net income per share:
Basic	$12.02	$10.49	14.6%
Diluted	$12.01	$10.49	14.5%
Weighted average shares outstanding:
Basic	20,398,037	20,938,847	-2.6%
Diluted	20,415,981	20,949,508	-2.5%

The following table highlights changes in net income for the nine months ended September 30, 2016, as compared to 2015:

(In millions)	Change
Net income for the nine months ended September 30, 2015	$219.7
Increase in finance charges	105.6
Decrease in premiums earned	(4.3)
Increase in other income	4.2
Increase in operating expenses (1)	(18.7)
Increase in provision for credit losses	(35.0)
Increase in interest	(16.6)
Decrease in provision for claims	5.8
Increase in provision for income taxes	(15.5)
Net income for the nine months ended September 30, 2016	$245.2

(1)	Operating expenses consist of salaries and wages, general and administrative, and sales and marketing expenses.

Finance Charges.  For the nine months ended September 30, 2016, finance charges increased $105.6 million, or 19.7%, as compared to the same period in 2015. The increase was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Nine Months Ended September 30,
	2016	2015	Change
Average net Loans receivable balance	$3,436.2	$2,761.4	$674.8
Average yield on our Loan portfolio	24.9%	25.9%	-1.0%

The following table summarizes the impact each component had on the overall increase in finance charges for the nine months ended September 30, 2016:

(In millions)	Year over Year Change
Impact on finance charges:	For the Nine Months Ended September 30, 2016
Due to an increase in the average net Loans receivable balance	$131.1
Due to a decrease in the average yield	(25.5)
Total increase in finance charges	$105.6

The increase in the average net Loans receivable balance was primarily due to the year-over-year growth in Consumer Loan assignment volume in recent years. The average yield on our Loan portfolio for the nine months ended September 30, 2016 decreased as compared to the same period in 2015 due to lower yields on more recent Consumer Loan assignments.

Premiums Earned.  For the nine months ended September 30, 2016, premiums earned decreased $4.3 million, or 11.7%, as compared to the same period in 2015. The decrease was primarily due to a decrease in the size of our reinsurance portfolio, which was the result of a decline in premiums written on vehicle service contracts. While we have experienced year-over-year growth in Consumer Loan assignment volume in recent years, the percentage of Consumer Loan assignments with reinsured vehicle service contracts has declined.

Other Income.  For the nine months ended September 30, 2016, other income increased $4.2 million, or 12.2%, as compared to the same period in 2015. The increase was primarily due to year-over-year growth in Consumer Loan assignment volume in recent years, resulting in an increase of $2.3 million in ancillary product profit sharing and an increase of $2.0 million in remarketing fees.

Operating Expenses.  For the nine months ended September 30, 2016, operating expenses increased $18.7 million, or 12.5%, as compared to the same period in 2015. The increase in operating expenses was primarily due to the following:

•	An increase in salaries and wages expense of $7.7 million, or 8.8%, was primarily the result of the following:

•
An increase of $12.0 million in salaries and wages expense, excluding stock-based compensation expense, primarily related to an increase in the number of team members, including increases of $7.0 million for our support function, $3.2 million for our servicing function and $1.8 million for our originations function.

•
A decrease of $4.3 million in stock-based compensation expense primarily due to declining expense recognition related to long-term stock awards granted in prior years and amounts recorded in the prior year related to a change in the expected vesting period of performance-based stock awards.

•	An increase in general and administrative expense of $7.7 million, or 27.5%, primarily as a result of increases in legal fees and information technology expenses.

•
An increase in sales and marketing expense of $3.3 million, or 9.6%, primarily as a result of an increase in sales commissions related to growth in Consumer Loan assignment volume and an increase in the size of our sales force.

Provision for Credit Losses.  For the nine months ended September 30, 2016, the provision for credit losses increased $35.0 million, or 125.9%, as compared to the same period in 2015. During the nine months ended September 30, 2016, overall Consumer Loan performance declined from our expectations at the start of the period, resulting in a provision for credit losses of $62.8 million for the nine months ended September 30, 2016, of which $61.3 million related to Dealer Loans and $1.5 million related to Purchased Loans. During the nine months ended September 30, 2015, overall Consumer Loan performance was generally consistent with our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $27.8 million for the nine months ended September 30, 2015, of which $28.2 million related to Dealer Loans partially offset by a reversal of $0.4 million related to Purchased Loans.

Interest.  For the nine months ended September 30, 2016, interest expense increased $16.6 million, or 30.2%, as compared to the same period in 2015. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the nine months ended September 30, 2016 and 2015:

(Dollars in millions)	For the Nine Months Ended September 30,
	2016	2015
Interest expense	$71.5	$54.9
Average outstanding debt principal balance (1)	2,395.1	1,931.1
Average cost of debt	4.0%	3.8%

(1)	Includes the unamortized debt discount and excludes deferred debt issuance costs.

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

Provision for Claims.  For the nine months ended September 30, 2016, provision for claims decreased $5.8 million, or 22.1%, as compared to the same period in 2015. The decrease was due to a decrease in the size of our reinsurance portfolio and a decrease in claims paid per reinsured vehicle service contract.

Provision for Income Taxes.  For the nine months ended September 30, 2016, the effective tax rate of 37.1% was generally consistent with the effective tax rate of 37.0% in the same period in 2015.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of September 30, 2016. For information regarding these financings and the covenants included in the related documents, see Note 6 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

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

On August 18, 2016, we extended the date on which our $100.0 million Warehouse Facility V will cease to revolve from September 10, 2017 to August 18, 2019. The maturity of the facility was also extended from September 10, 2019 to August 18, 2021. The interest rate on borrowings under the facility has been increased from LIBOR plus 160 basis points to LIBOR plus 225 basis points. There were no other material changes to the terms of the facility.

On October 27, 2016, we completed a $350.0 million Term ABS financing which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 2.9% (including the initial purchaser’s fees and other costs) and it will revolve for 24 months after which it will amortize based upon the cash flows on the contributed Loans.

Cash and cash equivalents as of September 30, 2016 and December 31, 2015 was $5.7 million and $6.3 million, respectively.  As of September 30, 2016 and December 31, 2015, we had $862.8 million and $875.6 million in unused and available lines of credit, respectively. Our total balance sheet indebtedness increased $425.8 million to $2,510.4 million as of September 30, 2016 from $2,084.6 million as of December 31, 2015 primarily due to the growth in new Consumer Loan assignments.

Contractual Obligations

A summary of our scheduled principal debt maturities as of September 30, 2016 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2016	$182.3
2017	738.2
2018	758.4
2019	299.3
2020	—
Over five years	550.0
Total	$2,528.2

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 1, 2016

INDEX OF EXHIBITS

The following documents are filed as part of this report.  Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

Exhibit No.	Description
4.79
Second Amendment to Loan and Security Agreement, dated as of August 18, 2016 among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 18, 2016).

4.80
First Amendment to Contribution Agreement, dated as of August 18, 2016 between the Company and CAC Warehouse Funding LLC V (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 18, 2016).

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